Form 10-Q
period 1995-09-30
RYKA INC
filed 1995-11-21
CIK 828750

IN ACCORDANCE WITH RULE 201 OF REGULATION S-T, THIS FORM 10-Q IS BEING FILED IN PAPER PURSUANT TO A TEMPORARY HARDSHIP EXEMPTION.


===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

===============================================================================

                                    FORM 10-Q

         /x/ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934.

                For the period ended  September 30, 1995
                                      ------------------
                                       or
        / / Transition Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934.

                For the transition period from                to
                                              ---------------   --------------

                Commission File Number 0-16611
                                       -------

                                    RYKA INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                              04-2958132
-------------------------------------------------------------------------------
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                       Identification Number)

555 S. Henderson Road, Suite B, King of Prussia, PA            19406
-------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                  610-337-2200
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  /x/      No  / /

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of November 9, 1995:

Common Stock $.01 par value                                41,535,326
---------------------------                            ------------------
  (Title of each class)                                (Number of Shares)

-------------------------------------------------------------------------------

                            RYKA Inc. and Subsidiary
          Form 10-Q for the Three-Month Period Ended September 30, 1995
                                Table of Contents
===============================================================================





                                                                                               Page
                                                                                               ----
PART I - FINANCIAL INFORMATION

   Item 1.     Financial Statements:
               Condensed Consolidated Balance
                    Sheets as of September 30, 1995 and December 31, 1994                        3
               Condensed Consolidated Statements of Operations for the
                    three-month and nine-month periods ended September 30, 1995
                    and September 30, 1994                                                       4
               Condensed Consolidated Statements of Cash Flows for the
                    nine-month periods ended September 30, 1995 and September 30, 1994           5
               Notes to Condensed Consolidated Financial Statements                            6 to 12

   Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                      13 to 20



PART II - OTHER INFORMATION

   Item 1.     Legal Proceedings                                                                 21
   Item 2.     Changes in Securities                                                             21
   Item 3.     Defaults on Senior Securities                                                     21
   Item 4.     Submission of Matters to a Vote of Security Holders                               21
   Item 5.     Other Information                                                                 21
   Item 6.     Exhibits and Reports on Form 8-K                                                  21
   Signatures                                                                                    22
   Exhibit Index and Exhibits                                                                    23

PART I --  FINANCIAL INFORMATION
ITEM 1 --  FINANCIAL STATEMENTS

                            RYKA Inc. and Subsidiary
                      Condensed Consolidated Balance Sheets
-------------------------------------------------------------------------------

                                                                                September 30,       December 31,
                                                                                    1995                1994
                                                                                -------------      -------------
                                                                                          (Unaudited)
                                     ASSETS
  Current assets:
     Cash                                                                        $     40,380       $    296,226
     Accounts receivable, net of allowance for doubtful
       accounts of $213,186 in 1995 and $518,875 in 1994                            1,029,221          2,933,994
     Inventory                                                                      1,116,996          3,763,835
     Prepaid expenses and other current assets                                         82,188            166,946
                                                                                 ------------       ------------
                                           Total current assets
                                                                                    2,268,785          7,161,001

  Property and equipment, at cost, net of accumulated
     depreciation                                                                     218,197            173,118
  Security deposits and other assets                                                       --             15,753
                                                                                 ------------       ------------
                  Total assets                                                   $  2,486,982       $  7,349,872
                                                                                 ============       ============


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
     Note payable, bank                                                          $    322,000       $       --
     Accounts payable and accrued expenses                                            641,735            856,069
     Payable to lender                                                                     --          2,783,464
     Payable to factories                                                             136,613            390,113
     Payable to factor                                                                     --          1,286,237
     Due to affiliate                                                                  25,640                 --
                                                                                 ------------       ------------
                  Total current liabilities                                         1,125,988          5,315,883
                                                                                 ------------       ------------

  Subordinated note payable, affiliate                                                851,440                 --

  Stockholders' equity:
     Preferred Stock, $0.01 par value, 1,000,000
       shares authorized; none issued or outstanding
     Common Stock; $0.01 par value, 45,000,000 shares authorized; 41,535,326 and 26,474,326 shares issued and outstanding at September 30, 1995 and
       December 31, 1994, respectively (pro-forma subject to stockholder approval 70,000,000 shares authorized;
       46,615,326 shares issued and outstanding - Notes B and G)                      415,353            264,743
     Additional paid-in capital                                                    17,295,755         15,988,253
     Accumulated deficit                                                          (17,201,554)       (14,219,007)
                                                                                 ------------       ------------

                  Total stockholders' equity                                          509,554          2,033,989
                                                                                 ------------       ------------
                  Total liabilities and stockholders' equity                     $  2,486,982       $  7,349,872
                                                                                 ============       ============

Please refer to the notes to condensed consolidated financial statements.

                            RYKA Inc. and Subsidiary

                 Condensed Consolidated Statements of Operations
-------------------------------------------------------------------------------

                                                Three Months Ended            Nine Months Ended
                                                   September 30,                 September 30,
                                               1995          1994             1995           1994
                                          ----------------------------    ----------------------------
                                                    (Unaudited)                    (Unaudited)

Net sales                                 $  1,299,603    $  4,731,725    $  6,917,866    $ 12,861,030

Other revenues                                  53,838          22,676          83,773         123,812
                                          ------------    ------------    ------------    ------------

                                             1,353,441       4,754,401       7,001,639      12,984,842
                                          ------------    ------------    ------------    ------------
Costs and expenses:
   Cost of goods sold                          927,108       3,489,955       6,116,792       9,062,721
   Inventory write-down to lower
    of cost or market                               --              --         586,000              --
   General and administrative
     expenses                                  353,738         316,994       1,649,843       1,078,687
   Sales and marketing expenses                235,238         687,801       1,629,385       1,940,387
   Research and development expenses            38,582          68,737         288,018         144,492
   Special charges                             279,012              --         279,012              --
                                          ------------    ------------    ------------    ------------

                                             1,833,678       4,563,487      10,549,050      12,226,287
                                          ------------    ------------    ------------    ------------

Operating income (loss)                   (     80,237)        190,914    (  3,547,411)        758,555
                                          ------------    ------------    ------------    ------------
Other (income) expense:
   Interest expense                             17,488         243,598         319,213         645,299
   Interest income                        (      4,171)   (      1,141)   (      6,328)         (3,762)
   Gain on disposition of property
    and equipment                         (     10,782)             --    (     10,782)             --
   Merger related costs                             --              --         783,289              --
                                          ------------    ------------    ------------    ------------

                                                 2,535         242,457       1,085,392         641,537
                                          ------------    ------------    ------------    ------------

Income (loss) before taxes                (    482,772)   (     51,543)   (  4,632,803)        117,018

Provision for income taxes                          --           8,116              --          21,316
                                          ------------    ------------    ------------    ------------
Income (loss) before extraordinary gain   (    482,772)   (     59,659)   (  4,632,803)         95,702

Extraordinary gain:
   Forgiveness of debt                       1,650,256              --       1,650,256              --
                                          ------------    ------------    ------------    ------------

Net income (loss)                         $  1,167,484    ($    59,659)   ($ 2,982,547)   $     95,702
                                          ============    ============    ============    ============

Net income (loss) per share:
   Loss before extraordinary gain         ($       .01)   $         --    ($       .16)   $         --
   Extraordinary gain                              .04              --             .06              --
                                          ------------    ------------    ------------    ------------
Net income (loss) per share                $       .03    $         --    ($       .10)   $         --
                                          ============    ============    ============    ============
Weighted average common and common
   equivalent shares outstanding            43,375,492      23,940,406      30,830,241      24,371,375
                                          ============    ============    ============    ============

Please refer to the notes to condensed consolidated financial statements.

                            RYKA Inc. and Subsidiary

                Condensed Consolidated Statements of Cash Flows

                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                                1995             1994
                                                                            ------------------------------
                                                                                      (Unaudited)
   Cash flows from operating activities:
      Net income (loss)                                                     ($2,982,547)      $    95,702
      Adjustments to reconcile net income (loss) to cash
        provided by (used in) operating activities:
         Extraordinary item - forgiveness of debt                           ( 1,650,256)               --
         Depreciation and amortization                                           36,572            39,149
         Provision for allowance for doubtful accounts                          367,030           100,000
         Gain on disposition of property and equipment                      (    10,782)               --
      Changes in operating assets and liabilities:
         Accounts receivable                                                  1,537,743        (1,300,345)
         Inventory                                                            2,646,839           280,254
         Prepaid expenses and other current assets                               84,758        (  233,596)
         Accounts payable and accrued expenses                                  856,188        (  987,380)
         Payable to factories                                               (   253,500)               --
         Due to affiliate                                                        25,640                --
                                                                            -----------       -----------

                   Net cash provided by (used in) operating activities          657,685        (2,006,216)
                                                                            -----------       -----------

   Cash flows from investing activities:
      Purchase of property and equipment                                    (    85,988)       (   71,614)
      Proceeds from sale of equipment                                            15,120                --
      Security deposits and other assets                                         15,753            12,500
                                                                            -----------       -----------

                   Net cash (used in) investing activities                  (    55,115)       (   59,114)
                                                                            -----------       -----------


   Cash flows from financing activities:
      Increase (decrease) in payable to lender, net                         ( 2,203,730)          967,699
      Advances from (repayment to) factor, net                              ( 1,286,237)          998,384
      Proceeds from note payable, bank                                          322,000                --
      Proceeds from short-term note                                                  --           300,000
      Repayment of short-term note                                                   --        (  300,000)
      Proceeds from subordinated note payable                                   851,440                --
      Repayment of notes payable to stockholder                                      --        (  125,000)
      Repayment of capital lease obligations                                         --        (   14,858)
      Proceeds from exercise of warrants and stock options                      305,248            69,409
      Proceeds from sale of Common Stock, net of issuance costs               1,152,863           361,336
                                                                            -----------       -----------


                   Net cash provided by (used in) financing activities      (   858,416)        2,256,970
                                                                            -----------       -----------

   Net increase (decrease) in cash                                          (   255,846)          191,640

   Cash, beginning of period                                                    296,226            83,753
                                                                            -----------       -----------

   Cash, end of period                                                      $    40,380       $   275,393
                                                                            ===========       ===========

Please refer to the notes to condensed consolidated financial statements.

                            RYKA Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of RYKA Inc. ("RYKA,"(R) the "Company," or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying financial information is unaudited; however, in the opinion of Management, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of the operating results of this period have been included. The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year.

This quarterly report should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Audited Consolidated Financial Statements as of December 31, 1994 as presented in the Company's Annual Report on Form 10-K.

Net income (loss) per share is based on the weighted average number of Common Stock and dilutive Common Stock equivalents outstanding during the period. Common stock equivalents comprise stock options and Common Stock warrants. Also see Note G.


NOTE B - SECURITIES PURCHASE AGREEMENT WITH MR ACQUISITIONS, L.L.C.

On January 30, 1995, the Company and L.A. Gear, Inc. announced the execution of the Agreement and Plan of Merger (the "Merger Agreement") with L.A. Gear, Inc. and Brands Acquisition Corp., a wholly-owned subsidiary of L.A. Gear, Inc. On April 27, 1995 L.A. Gear, Inc. notified the Company that it was terminating the Merger Agreement. On May 17, 1995 the Company received notice of termination of its financing agreement with Pro-Specs America Corporation ("Pro-Specs") effective June 16, 1995. Pro Specs provided the principal source of financing for the production activities of the Company. Subsequently the Company reviewed several financing proposals from possible strategic partners or financing sources and in June 1995, MR Acquisitions, Inc. and the Company entered into a Securities Purchase Agreement (the "Agreement") to provide the Company with up to $8,000,000 of new financing. The Agreement was subsequently assigned to MR Acquisitions, L.L.C. ("MR"). Without this financing or other strategic arrangement, Management believed there was substantial doubt that the Company would be able to remain in business. The Agreement was consummated on July 31, 1995 (the "Closing") and the Company received cash proceeds from the sale of stock and the ability to obtain funds through a new financing facility. In addition, the Company negotiated substantial debt forgiveness with both secured and unsecured creditors and established a new management team to operate the restructured Company.

Following are the significant provisions of the Agreement and financing facility (the "Transaction") between MR and the Company as set forth in the Agreement dated June 21, 1995, as amended, the Loan Agreement and Security Agreement (the "Loan Agreement") dated July 31, 1995 and the settlement of obligations due to various creditors:

1.      Transactions with MR:

        MR purchased for consideration of $148,560 a total of 14,800,000 shares of Common Stock of the Company (10,800,000 shares were delivered at closing and the balance of 4,000,000 shares will be delivered upon approval by the stockholders of an amendment to the Certificate of Incorporation increasing the number of authorized shares) and a warrant to purchase an additional 5,100,000 shares of Common Stock for $.01 per share. Further, MR loaned $851,440 to the Company in the form of a secured subordinated loan with interest at prime plus one percent and with repayment terms coincident with the revolving credit facility with the principal lender.

     In connection with the bank loan described below, MR is responsible for making future subordinated loans or capital infusions, or causing the same to occur, in amounts substantially equal to any losses incurred by the Company subsequent to the date of the Transaction such that by August 30, 1995 capital funds is maintained at a minimum of $2,000,000, as defined. See Note B(2) below for information regarding waiver of default related to these provisions.

     As part of the Transaction, the Company issued a contingent stock purchase warrant (the "Contingent Warrant"), to MR to purchase up to an additional 4,000,000 shares of Common Stock for an exercise price of $.01 per share, of which 461,444 shares are vested. Pursuant to the warrant terms, if at any time within one year from the date of issuance of the Contingent Warrant, the Company issues a number of shares of Common Stock which results in the Company having in excess of 50,000,000 shares of Common Stock issued and outstanding, provided, that any such shares above such 50,000,000 were issued solely for the purpose of a) inducing a lender to make a loan or loans to the Company, or b) in connection with an infusion of capital to the Company, or c) a settlement of debts with the Company's creditors, or (d) a combination thereof, then upon the occurrence of such stock issuance, for every ten (10) additional shares of Common Stock which are issued, four (4) of such shares shall vest under the Contingent Warrant to MR, who upon exercise shall pay an additional one cent ($.01) per share for the issuance of such additional shares.

     MR, through its affiliate, KPR Sports International, Inc. has made available, to the Company, a letter of credit facility in the amount of $2,000,000. This facility may be utilized by the Company to, among other things, enter into purchase transactions for the manufacture of inventory with overseas vendors.

     The Company reimbursed MR approximately $125,000 for its costs in connection with the Transaction.

2.   Transaction with principal lender:

     In connection with the Transaction, the Company entered into a Loan and Security Agreement with its principal lender to establish a $4,000,000 asset based revolving credit facility. The facility makes funds available to the Company based on a percentage of inventory and accounts receivable, as defined. Interest on the amounts outstanding will be paid monthly at the rate of prime plus one percent and the facility is due on demand. As of September 30, 1995, the Company owed $322,000 under this facility. Interest expense incurred in connection with this facility was $1,805 for the three-months ended September 30, 1995.

     The Loan and Security Agreement requires the Company to observe certain covenants and maintain certain minimum levels of tangible net worth and leverage. Further, as described above, after August 30, 1995, there is a requirement for additional subordinated loans or equity infusions in the event that losses occur subsequent to the date of the Transaction which would cause capital funds to decrease below $2,000,000, as defined. Such $2,000,000 minimum required the infusion of additional equity or subordinated loans of approximately $500,000 by August 30, 1995, and, as described below, such infusion was postponed.

     At September 30, 1995, the Company was in default of certain provisions of the Loan and Security Agreement requiring certain credit and life insurance to be obtained within prescribed timeframes, losses incurred by the Company subsequent to the Transaction date to be funded by MR making subordinated loans or capital infusions, or causing the same to occur (the "Funding Requirement"), and the covenant requiring establishment and maintenance of certain minimum tangible net worth. At September 30, 1995 and October 31, 1995, the difference between the actual minimum tangible net worth amount and the required amount was approximately $450,000 and $600,000, respectively.

     The principal lender has waived the defaults, extended the time for the insurance to be obtained through December 31, 1995, and postponed the Funding Requirement and minimum tangible net worth requirements, through January 30, 1996.

     The principal lender received a fee of $20,000 upon closing the Transaction, reimbursement of certain costs and expenses incurred in connection with the Loan Agreement, and warrants to purchase up to 500,000 shares of the Company's Common Stock for an exercise price of $.57 per share. The price was based upon the average trading price of the stock for the five days before and after the Closing. The warrant may be exercised for a period of up to five years after the Transaction date but may not be exercised during the first twelve months. The value of the warrants was $100,000.

3.   Equity transaction - Investors:

     In connection with the Transaction, the Company offered for sale, through a private placement, 4,000,000 shares of Common Stock and the results of the private placement were as follows:

                                Shares Placed    Proceeds Received    Shares Subscribed
                                -------------    -----------------    -----------------
     At Closing                  3,020,000          $ 755,000              --
                                 =========          =========           =========
     At September 30, 1995       3,520,000          $ 880,000              --
                                 =========          =========           =========
     At November 3, 1995         3,520,000          $ 880,000             250,000
                                 =========          =========           =========

     From the date of closing of the Transaction until completion of the private placement, the Company's Chairman and Chief Executive Officer provided a subordinated bridge loan to the Company. This loan is evidenced by a promissory note bearing no interest and is due upon receipt by the Company of the proceeds of the private placement. At September 30, 1995, a total of $120,000 remained outstanding on such loan. As of November 3, 1995 additional shares were subscribed for or placed and a total of 230,000 shares have yet to be sold to investors. Originally, in the event the private placement was not completed by August 26, 1995, such bridge loan was to be converted to equity based on the same terms as the private placement, with the exception of the provisions causing a contingent reduction in stock proceeds as described above. The conversion date was subsequently extended until December 31, 1995. Since the ultimate effect of this transaction will be to increase the outstanding capital stock of the Company through the sale of Common Stock to investors or conversion of the bridge loan into Common Stock, the transaction has been given effect to in these financial statements as if it had been completed. Included in Additional Paid-In Capital at September 30, 1995 is $120,000 related to the bridge loan for shares not sold. Further, such shares, although not outstanding, have been considered as such in the computation of earnings
     (loss) per share.

4.   Settlement with secured and unsecured creditors:

     As required by the Agreement, the Company negotiated the following settlement arrangements with secured and unsecured creditors:

     o   Pro-Specs America Corporation:

         The Company entered into a Settlement Agreement with Pro-Specs under which $1,804,734 of secured indebtedness was settled by payment of $1,100,000 in cash and the issuance of 500,000 shares of Common Stock. These shares of Common Stock will be issued upon approval by the shareholders of an amendment to the Certificate of Incorporation increasing the number of authorized shares. These shares have been valued at $.25 each or $125,000 in the aggregate. Pro-Specs was also obligated to certain vendors pursuant to letters of credit opened on behalf of the Company for the purchase of approximately $1,000,000 in merchandise to be received in the future. In connection with the settlement, as a result of separate negotiations with such vendors, Pro-Specs was released from any obligations in connection with such letters of credit.

         In connection with the foregoing, the Company recognized a gain on restructuring of this debt in the amount of $579,734 in the third quarter of 1995.

     o   Other creditors:

         In early July 1995, the Company was obligated to various unsecured creditors in the aggregate amount of approximately $1,246,000. These creditors were contacted and, generally, given the opportunity to elect one of the following methods of settlement of the amounts due to them:

         o   Option A:
             Payment in cash of $.08 during July 1995, or in certain cases at a later date, in full and complete settlement of each dollar owed to the creditor.

         o   Option B:
             Payment in cash of $.03 during July 1995, or in certain cases at a later date, for each dollar owed to such creditor and the issuance of one warrant for the purchase of a share of Common Stock of the Company for each $2 due such creditor. The warrants are exercisable over a 5 year period at an exercise price of $1.50 per share. The value of each warrant was $.10.

     Creditors who were owed approximately $833,000 elected Option A. The Company made payments to these creditors totaling approximately $71,000 and recognized a gain of approximately $771,000 in the third quarter of 1995.

     Creditors who were owed approximately $98,000 elected Option B. The Company made payments to these creditors totaling approximately $3,000 and issued 44,903 warrants resulting in a gain recognized of approximately $91,000 in the third quarter of 1995.

     In addition, approximately $315,000 of claims were settled under other negotiated arrangements requiring the payment of approximately $107,000 in the aggregate resulting in a gain of approximately $208,000 in the third quarter of 1995.

     Currently the Company is negotiating with creditors who are owed approximately $105,000.

     The settlements with secured and unsecured creditors who were owed approximately $3,050,000 resulted in a gain of approximately $1,650,000.

5.   Other matters:

         In connection with the Transaction, various other arrangements were made including the following:

         o The lease for the Company's principal operating facility was terminated early with the payment of rent through August 15, 1995.

         o Certain employment arrangements have been modified or new arrangements have been entered into involving, among other things, the granting of approximately 700,000 new options for the purchase of the Company's Common Stock at a price equal to the fair market value at the date of issuance.

         o The Company incurred approximately $225,000 of professional fees and other costs in connection with this Transaction. The amount was paid in cash and by the issuance of 100,000 warrants valued at $20,000. The warrants are exercisable over 5 years at a price of $.42 per share.

         o A key employment agreement was terminated involving the issuance of 60,000 shares of Common Stock, valued at $.25 per share.

         o The Company's Credit and Collection Agreement with Heller Financial Inc., its factor, was modified so that the credit facility previously provided to the Company was terminated and only collection services are currently being provided.

         o The Company presently has 45,000,000 shares of Common Stock authorized for issuance. Prior to the Closing, approximately 26,500,000 shares of Common Stock were issued and outstanding and approximately an additional 3,600,000 shares of Common Stock were reserved for issuance of stock options and warrants unrelated to this Transaction. The stockholders of the Company will be requested to approve an increase in the number of authorized shares of Common Stock to 70,000,000 at a special meeting on November 15, 1995 in order to enable the Company to issue shares, options and warrants as a result of the Transaction and to have shares available for future financing and stock options.

            A summary of shares to be issued and outstanding, pending stockholders' approval of the amendment to the certificate of incorporation increasing the number of authorized shares, is as follows:

                Shares purchased by MR in connection with Transaction                      4,000,000

                Shares for professional fees as reimbursement to MR for
                   Transaction costs                                                          40,000

                Remaining shares to be issued pursuant to 4,000,000
                   shares private placement                                                  480,000

                Shares to Pro-Specs in connection with settlement of secured indebtedness    500,000

                Shares as termination of employment contract with former employee             60,000
                                                                                        ------------

                                                                                           5,080,000

                Shares issued and outstanding at September 30, 1995                       41,535,326
                                                                                        ------------

                Shares issued and outstanding at September 30, 1995 on a pro-forma basis, as if shareholders had Approved the Amendment to the
                  Certificate of Incorporation                                            46,615,326
                                                                                        ============


NOTE C - RELATED PARTY TRANSACTIONS

     The Company relocated to King of Prussia, Pennsylvania in August 1995 where it conducts its operations and warehouses inventory in a facility subleased from an affiliate of MR. Terms of the sublease require rental payments of approximately $4,000 per month for use of these facilities and the warehousing services commencing August 1, 1995 through July 31, 1997. Any other cost related to the use of the joint facility or for other services provided by MR or its affiliates will be charged to the Company on an arms length basis and will be subject to approval by a special disinterested committee of the Board of Directors.

     KPR Sports International, Inc., an affiliate of MR and an entity owned by the Chairman and Chief Executive Officer of the Company, has advanced certain funds to the Company on a temporary basis. Such amounts are included in the balance sheet under current liabilities as due to affiliate.

     MR through its affiliate, KPR, has made available to the Company, a letter of credit facility in the amount of $2,000,000. This facility is used by the Company to finance the purchase of manufactured inventory with overseas vendors. At September 30, 1995, letters of credit in the amount of $207,000 were issued by KPR on behalf of the Company. Merchandise inventory received under the terms of the facility is recorded in the financial statements upon transfer of title to the Company which, generally, occurs upon payment to KPR.

     As stated in Note B, KPR loaned the Company $851,440 in the form of subordinated debt.

     Included in the statement of operations are sales of $85,254 relating to footwear sold to KPR yielding a profit of $9,258 to the Company. These goods were prior season's merchandise which was sold at negotiated terms on an arms-length basis. KPR did not realize a profit on the ultimate sale of this merchandise.

     The Chairman and Chief Executive Officer of the Company devotes a portion of his time to the Company's operations and marketing and sales related activities for which he does not receive any compensation. The value of these services for the two months ended September 30, 1995 was not significant.

     A summary of all related party transactions for the period July 31, 1995 to September 30, 1995 are as follows:

                                      Financial                           Amount Included in        Amount Included in
      Nature of                       Statement         Transaction     Due (To) From Affiliate      Subordinated Note
      Transactions                  Classification         Amount         at September 30, 1995      Payable, Affiliate
      ------------                  --------------      ------------     ------------------------    --------------------
      Purchase of
       Inventory                      Inventory            $132,660                ($83,605)

      Sale of Fixed Assets            Property and
                                      Equipment              15,000                   --

      Proceeds from
      Subordinated Debt               Subordinated
                                      Note Payable          851,440                   --                  $851,440


      Sale of Merchandise             Net Sales              85,254                  85,254

      Rent                            General and
                                      Administrative
                                      Expense                 8,000                (  8,000)

      Interest on
      Subordinated Debt               Interest Expense       14,066                ( 14,066)

      Temporary Advances                                    133,190                (  5,223)
                                                                                   --------                --------
                                                                                   ($25,640)               $851,440
                                                                                   ========                ========

NOTE  D - CHARITABLE CONTRIBUTIONS

The Company has historically provided financial support to the R.O.S.E. (Regaining One's Self-Esteem) Fund (formally The RYKA ROSE Foundation), an independent not for profit foundation. The Company and the R.O.S.E. Fund are currently discussing the terms of their future relationship which to date have not been finalized. During the quarter ended September 30, 1995, contributions in the amount of $2,000 were made.



NOTE E - OTHER

1.    Exercise of Underwriters Warrants:

      In connection with its third public offering in July 1990, the Company issued 470,000 warrants (the "Unit Warrants"), each of which entitled the underwriter to purchase up to one unit at a price of $1.20. Each Unit Warrant consists of one share of Common Stock and one Common Stock Purchase Warrant. Each Common Stock Purchase Warrant entitles the Underwriter to purchase one share of Common Stock at an exercise price of $1.00 per share. Prior to modification, these Unit Warrants originally were to expire on July 16, 1995.

      Prior to the modified expiration date of August 30, 1995, a total of 350,000 Unit Warrants remained outstanding and their terms had been modified so that the purchase price of each Unit Warrant had been reduced to $.45. Through further modification, the exercise price of each of the Unit Warrants and Common Stock Purchase Warrants was reduced to $.40 and during August, 1995 the Company received proceeds totaling $280,000 as a result of the full exercise of these warrants.

2.    NASDAQ Listing:

      On July 19, 1995 the Company received an exception from the NASDAQ capital and surplus listing requirement so that its Common Stock continued to be listed on the NASDAQ Small Cap Market. The exception expired on September 15, 1995 and the Company was delisted from NASDAQ. Currently the Common Stock of the Company is listed on the Over-the-Counter Bulletin Board.



NOTE F - SPECIAL CHARGES

In connection with the Transaction described in Note B, the related closing of the Massachusetts facility, and relocation of operations to Pennsylvania, the Company incurred the following special charges:

Professional fees and bank fees related to new credit facility, including
   value of warrant to bank                                                     $205,492

Temporary housing costs for relocated personnel                                   17,575

Recruitment and relocation costs related to new management and personnel          41,320

Start-up and moving costs related to warehouse and office                         14,625
                                                                                --------
                                                                                $279,012
                                                                                ========

NOTE G - PRO-FORMA AUTHORIZED CAPITAL, ISSUED AND OUTSTANDING COMMON STOCK AND EARNINGS (LOSS) PER SHARE

As discussed in Note B (5), the stockholders of the Company will be requested to approve an increase in the number of authorized shares of Common Stock to 70,000,000 at a special meeting on November 15, 1995. For purposes of calculating the weighted average number of common and common equivalent shares outstanding for the computation of earnings per share, such stockholder approval has been assumed as of the date of the Transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

The Company has not had a single profitable fiscal year since its inception and has incurred approximately $4,100,000 in losses during the first six months of 1995. In addition, RYKA had a stockholders' deficiency of approximately $2,100,000 at June 30, 1995 and was experiencing a critical cash shortage. During 1995 the Company was in default on several occasions under its agreements with Pro-Specs America Corporation ("Pro-Specs") to provide production financing. On May 17, 1995 Pro-Specs notified the Company of its intention to terminate financing arrangements within 30 days. During 1995, the Company reviewed several financing proposals and in June 1995 MR Acquisitions L.L.C. ("MR") and the Company entered into a Securities Purchase Agreement (the "Agreement") to enable the Company to continue in existence. Without this financing or other strategic arrangement Management believed there was substantial doubt that the Company would be able to remain in business.

The Agreement was consummated on July 31, 1995 and provided the Company with cash proceeds from the sale of stock and the ability to obtain funds through a new financing facility. The Agreement also required substantial debt forgiveness through negotiated arrangements with both secured and unsecured creditors and established a new Management team to operate the restructured Company. At closing, the Company had capital funds comprised of a net worth and subordinated debt in excess of $1,500,000 as compared to an equity deficiency of $2,100,000 at June 30, 1995. The Agreement also called for certain officers and directors to tender their resignation, thereby allowing a new management team to operate the restructured Company.

During the first half of 1995 and until the Agreement with MR was consummated, there was substantial doubt that the Company would be able to remain in business. Staff reductions occurred on both a voluntary and involuntary basis and temporary employees were required to handle daily operations. Further, sales efforts were limited for a variety of reasons, including the inability to obtain product from the Company's overseas production sources.

Once the Agreement with MR was consummated, new management directed its internal efforts to carrying out a repositioning of the Company involving, among other things, relocating the Company from Norwood, Massachusetts to King of Prussia, Pennsylvania, terminating remaining employees in the Massachusetts location, hiring and training of new employees in key management positions, including a President and Vice President of Finance, filling of other necessary positions within the Company, developing new product and the rebuilding of customer and supplier relationships. These activities reflect a period of rebuilding in certain areas of the Company's business and had a significant negative impact on the Company's current sales and operations. Therefore, the Company is unlikely to generate positive operating results in the near future.

Accordingly, sales and expense levels for the quarter ended September 30, 1995 and nine-months ended September 30, 1995 are not necessarily indicative of results to be achieved in the future and the new management influences are not fully reflected in the result of operations for the quarter ended September 30, 1995.

The approximate breakdown of operating expenses during the quarter is as follows:

      (In Thousands)                          Old Management     New Management
                                             One Month Ended    Two Months Ended     Three Months Ended
                                              July 31, 1995    September 30, 1995    September 30, 1995
                                             ---------------   ------------------    ------------------
         General and Administrative              $143.9              $209.8                $353.7
         Sales and Marketing                       95.0               140.2                 235.2
         Research and Development                  27.4                11.2                  38.6
                                                 ------              ------                ------
                                                  266.3               361.2                 627.5
         Special Charges                           --                 279.0                 279.0
                                                 ------              ------                ------
                                                 $266.3              $640.2                $906.5
                                                 ======              ======                ======

By restructuring the expense base, obtaining working capital and a line of credit at more favorable interest rates, the Company believes it is now better positioned to compete in the athletic footwear market.

Results of Operations

Three Months Ended September 30, 1995 as Compared to the Three Months Ended September 30,1994

The following table sets forth, for the periods indicated, a percentage analysis of items included in the Condensed Consolidated Statements of Operations in relation to Net Sales:

(In Thousands)                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                ---------------------------------------------------------------
                                                             1995                               1994
                                                          (Unaudited)                        (Unaudited)
                                                ----------------------------       ----------------------------
Net sales                                       $  1,299.6            100.0%         $4,731.7            100.0%

Other revenues                                        53.8                               22.7
                                                ----------                           --------

                                                   1,353.4                            4,754.4
                                                ----------                           --------
Costs and expenses:
        Cost of goods sold                           927.1             71.3%          3,490.0
                                                                                                          73.7%
     General and administrative expenses             353.7             27.2%            317.0              6.7%
     Sales and marketing expenses                    235.2             18.1%            687.8             14.5%
     Research and development expenses                38.6              3.0%             68.7              1.5%
     Special charges                                 279.0             21.5%            --                 --
                                               ----------------------------------------------------------------
                                                   1,833.6            141.1%          4,563.5             96.4%
                                               ----------------------------------------------------------------
Operating income (loss)                        (     480.2)          ( 36.9%)           190.9              4.0%

Other expense,  net                                    2.6               .2%            242.5              5.1%
                                               ----------------------------------------------------------------
Income (loss) before taxes                          (482.8)          ( 37.1%)       ($   51.6)            (1.1%)

Provision for income taxes                          --                  --                8.1              0.2%

Income (loss) before extraordinary item        (     482.8)          ( 37.1%)       (    59.7)            (1.3%)

Extraordinary item - forgiveness of debt           1,650.3            127.0%            --                 --
                                               ----------------------------------------------------------------
Net income (loss)                               $  1,167.5             89.9%        ($   59.7)            (1.3%)
                                               ================================================================


Net sales decreased by $3,432,122 (72.5%) from $4,731,725 for the three months ended September 30, 1994 to $1,299,603 for the three months ended September 30, 1995. The decrease in net sales of the Company's footwear was due to several factors which continued to affect sales throughout the third quarter as follows:

o uncertainty as to the Company's future continued despite the likelihood of and ultimately the consummation of additional financing and the Agreement with MR;

o many customers delayed or stopped their planned orders for third quarter fall or "back to school" product. This was due to a combination of customer apprehension to place orders, and the fact that the fall goods, traditionally shipped towards the end of June or the beginning of July were not available for delivery to retailers until the middle of September. Thus, many customers either canceled their orders or had to be incentified to keep their orders which adversely impacted margins as additional discounts and extended terms were granted;

o the Company had a low inventory level. Until September, when the Fall season production arrived, the inventory consisted of a minimum quantity of goods from the prior season. During the quarter ended September 30, 1995, substantially all the prior season's goods were liquidated. In addition, there was a limited quantity of Fall season goods available to sell in the third quarter which were purchased as a result of extended negotiations with factories in the Far East. Management, as part of the settlement of its debt with the factories, agreed to take only a portion of the original production of Fall season footwear. Management's decision was based upon a combination of customers' apprehension and the delays in the factories' release of product due to the settlement negotiations;

Three Months Ended September 30, 1995 as Compared to the Three Months Ended September 30,1994 - continued

Net sales - continued

o the athletic footwear industry is still experiencing sluggishness and the volume of off-price product has continued at high levels; and

o the women's athletic footwear category has become increasingly competitive with larger vendors increasing their focus in this area thereby increasing the need to sell inventory for less than normal prices.

Cost of goods sold decreased by $2,562,847 (73.4%) from $3,489,955 for the three month ended September 30, 1994 to $927,108 for the three month ended September 30, 1995. The overall gross margin on net sales increased by 2.5% from 26.2% in the third quarter of 1994 to 28.7% in the third quarter of 1995. The gross margin reflect shipments of full price Fall merchandise.

General and administrative expenses increased by $36,744 (11.6%) from $316,994 for the third quarter of 1994 to $353,738 for the quarter ended September 30, 1995. The increase is primarily the result of (i) an increase in insurance expense due primarily to directors and officers liability insurance for new directors and coverage for former directors; (ii) travel expenses; (iii) legal expenses (not related to the Transaction); and (iv) a decrease in factor commissions due to the termination of the relationship with the factor. As a percentage of sales, general and administration expenses increased significantly as many expenses are relatively fixed in nature and sales were extremely low as a result of the restructuring. The general and administrative expenses incurred for the three months ended September 30, 1995 include one month of operations under the prior management at higher expense levels. These expenses which were incurred in July 1995, account for approximately $144,000 of the total general and administrative expenses of $353,738 for the quarter.

Sales and marketing expenses decreased by $452,563 (65.8%) from $687,801 for the quarter ended September 30, 1994 to $235,238 for the quarter ended September 30, 1995. Sales and marketing expenses expressed as a percentage of net sales increased from 14.5% to 18.1%. The dollar decrease is primarily due to a reduction in sales commissions of approximately $168,000 or 80%. This decrease is proportionally greater than the decrease in net sales of 72.5%. Commissions expressed as a percentage of net sales decreased from 4.3% to 2.8%. This decrease of 1.5 percentage points is a result of reduced commission rates and a greater proportion of house accounts sold by Company management at no commission. Other reasons for the decrease include a reduction in promotional expenses such as clothing giveaways and promotional allowances granted to retailers, and a reduction in staff salary and related expenses.

Research and development expense decreased by $30,155 (43.9%) from $68,737 in the quarter ended September 30, 1994 to $38,582 in the quarter ended September 30, 1995. This decrease is attributed primarily to a reduction in sample costs and a reduction in payroll related costs.

Special charges were incurred in connection with the Transaction and the related closing of the Massachusetts facility and relocation of operations to King of Prussia, Pennsylvania. These expenses, among other things, included transactions costs, termination of a significant portion of personnel existing prior to the Transaction, temporary housing for certain relocated personnel, recruitment of new management and personnel and costs associated with moving, start up of new operations and winding down of prior operations.

Other (income) expense, net decreased $239,922 (99.0%) from $242,457 for the quarter ended September 30, 1994 to $2,535 for the quarter ended September 30, 1995. This decrease is due to a reduction in interest expenses of $226,110 (92.8%) from $243,598 for the quarter ended September 30, 1994 to $17,488 for the same period in 1995, due to the termination and settlement with Pro-Specs and the capital infusion resulting from the consummation of the Agreement with MR.

Extraordinary item of approximately $1,650,000 related to gain on settlements with both secured and unsecured creditors related to the Transaction.

                       THIS SPACE INTENTIONALLY LEFT BLANK

Nine Months Ended September 30, 1995 as Compared to the Nine Months Ended September 30, 1994

The following table sets forth, for the periods indicated, a percentage analysis of items included in the Condensed Consolidated Statements of Operations in relation to Net sales:

    (In Thousands)                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                   -----------------------------------------------------------------
                                                                  1995                                1994
                                                              (Unaudited)                          (Unaudited)
                                                   ------------------------------       ----------------------------
Net sales                                          $   6,917.9             100.0%       $  12,861.0            100.0%

Other revenues                                            83.7                                123.8
                                                   -----------                          -----------

                                                       7,001.6                             12,984.8
                                                   -----------                          -----------
Costs and expenses:
     Cost of goods sold (includes
       inventory write-down to lower
       of cost or market)                              6,702.8              96.9%           9,062.7             70.5%
     General and administrative expenses               1,649.8              23.9%           1,078.7              8.4%
     Sales and marketing expenses                      1,629.4              23.5%           1,940.4             15.1%
     Research and development expenses                   288.0               4.2%             144.5              1.1%
     Special charges                                     279.0               4.0%             --                 --
                                                   ------------------------------------------------------------------

                                                      10,549.0             152.5%          12,226.3             95.1%
                                                   ------------------------------------------------------------------

Operating income (loss)                            (   3,547.4)           ( 51.3%)            758.5              5.9%

Other (income) expense,  net                           1,085.4              15.7%             641.5              5.0%
                                                   ------------------------------------------------------------------

Income (loss) before taxes                         (   4,632.8)           ( 67.0%)            117.0              0.9%

Provision for income taxes                              --                  --                 21.3              0.2%
                                                   ------------------------------------------------------------------

Net income (loss) before extraordinary item        (   4,632.8)           ( 67.0%)             95.7              0.7%
                                                   ------------------------------------------------------------------

Extraordinary item - forgiveness of debt               1,650.3              23.9%             --                 --
                                                   ------------------------------------------------------------------

Net income (loss)                                  ($  2,982.5)           ( 43.1%)      $      95.7              0.7%
                                                   ==================================================================


Net sales decreased by $5,943,164 (46.2%) from $12,861,030 for the nine months ended September 30, 1994 to $6,917,866 for the nine months ended September 30, 1995. The decrease was due to several factors as follows:

o as a result of the announced and subsequent failed merger with L.A. Gear, many customers delayed or canceled planned orders pending the future ability of the Company to operate and fulfill the orders. As a result, sales orders were not placed or canceled;

o the orders for "futures" business (third quarter shipments) for which orders would be taken in the first or second quarter did not occur;

o as a result of customer reaction, and a critical cash shortage through the date of the Transaction, the Company determined that a significant amount of inventory had to be sold at or below cost in order to raise needed cash from limited available inventory for sale;

o Fall goods were not available to ship until mid-September, and prior to that there was a limited amount of prior season inventory to ship;

o the athletic footwear industry is still experiencing sluggishness and the volume of off-price product has continued at high levels; and

Nine Months Ended September 30, 1995 as Compared to the Nine Months Ended September 30, 1994 - continued

Net sales - continued

o the women's athletic footwear category has become increasingly competitive with larger vendors increasing their focus in this area thereby increasing the need to sell inventory for less than normal prices.

Cost of goods sold decreased $2,359,929 (26.0%) from $9,062,721 for the nine months ended September 30, 1994 to $6,702,792 for the nine months ended September 30, 1995. The overall gross margin expressed as a percentage of net sales decreased by 26.4 points, from 29.6% for the nine months ended September 30, 1994 to 3.1% for the comparable period in the current period. The decrease in gross margin was primarily a result of the Company selling products at reduced margins (primarily in the first and second quarters) in order to respond to competitive market conditions and meet critical cash needs and a write down of inventory to lower of cost or market (in the second quarter of 1995).

General and administrative expenses increased by $571,156 (52.9%) from $1,078,687 for the nine months ended September 30, 1994 to $1,649,843 for the same period in the current year. The increase consists primarily of an addition to the Company's provision for bad debts, additional financial consulting and accounting services incurred in completing the financial statements and in filing the 10-K after the resignation of the Company's Chief Financial Officer in February 1995 and an increase in costs for officers and directors liability insurance for both current officers and prior officers.

Sales and marketing expenses decreased by $311,002 (16.0%) from $1,940,387 for the nine months ended September 30, 1994 to $1,629,385 for the same period in the current year. The decrease was due to (i) lower sales commissions resulting from the reduced sales level as well as a reduction in the sales commission rate on certain orders; (ii) an increase in the number of sales to house accounts where no commission is paid; (iii) an increase in advertising and promotion expenses; (iv) a decrease in salaries and benefits; and (v) a decrease in international sales and marketing expenses.

Research and development expenses increased by $143,526 (99.3%) from $144,492 for the three quarters ended September 30, 1994 to $288,018 for the same period in the current year. The entire increase is attributed to spending in the first two quarters of 1995 as compared to the first two quarters of 1994. The increase for the current nine month period compared to the previous year was primarily due to the recruitment and hiring of a new Director of Design and design consulting services.

Nine Months Ended September 30, 1995 as Compared to the Nine Months Ended September 30, 1994 - continued

Special charges were incurred in connection with the Transaction and the related closing of the Massachusetts facility and relocation of operations to King of Prussia, Pennsylvania. These expenses, among other things, included transactions costs, termination of a significant portion of personnel existing prior to the Transaction, temporary housing for certain relocated personnel, recruitment of new management and personnel and costs associated with moving, start up of new operations and winding down of prior operations.

Other (income) expense, net increased by $443,855 (69.2%) from $641,537 for the nine months ended September 30, 1994 to $1,085,392 for the same period in the current year. The increase is attributable to deal costs associated with the Agreement and Plan of Merger with L.A. Gear, Inc. and a decrease in interest expense of $326,086 (50.5%) from $645,299 for the three quarters ended September 30, 1994 to $319,213 for the same period in 1995.

Extraordinary item of approximately $1,650,000 related to gain on settlements with both secured and unsecured creditors related to the Transaction.









                       THIS SPACE INTENTIONALLY LEFT BLANK

Liquidity and Capital Resources

Through July 31, 1995, RYKA continued to experience a critical shortage of cash. During this period the Company reviewed several financing proposals and in June 1995, MR and the Company entered into a Securities Purchase Agreement (the "Agreement") to provide the Company with up to $8,000,000 in new financing. Prior to consummating the Agreement with MR on July 31, 1995, the Company had a nominal cash balance and a working capital deficiency of approximately $2,300,000. Without this financing or other strategic arrangement Management believed there was substantial doubt that the Company would be able to remain in business.

The Company was in default at various times during 1993 to 1995, under its agreement with Pro-Specs America Corporation ("Pro-Specs"). Pro-Specs provided the principal source of financing for the Company's production activities through a $4,000,000 letter of credit and bankers acceptance line. On May 17, 1995 the Company received notice of termination of its agreement with Pro-Specs effective June 16, 1995. Pro-Specs charged the Company substantial commissions and other fees under its agreement in exchange for making financing available. The effective annual interest rate including commissions paid was generally in excess of 20%.

On January 30, 1995, the Company and L.A. Gear, Inc. announced the execution of the Agreement and Plan of Merger ("Merger Agreement") with L.A. Gear, Inc. and Brands Acquisition Corp., a wholly-owned subsidiary of L.A. Gear, Inc. On April 27, 1995, L.A. Gear, Inc. terminated the Merger Agreement and its option to purchase 677,500 shares of Common Stock and waived certain breakup fees. In an effort to continue operations after the termination of the Merger Agreement, the Company generated cash by liquidating inventory and accounts receivable and using the proceeds to fund continuing operating losses and to reduce liabilities, generally, to the Company's factor and to Pro-Specs.

As a result of consummating the Agreement with MR on July 31, 1995, the Company received proceeds from the sale of Common Stock and warrants and proceeds from subordinated notes payable, aggregating approximately $1,750,000 net of transaction related costs. Additionally, secured and unsecured creditors forgave certain debt resulting in a gain of approximately $1,650,000. The Company established a new $4,000,000 asset based revolving credit facility with a bank and established a $2,000,000 letter of credit facility with an affiliate of MR. Both the bank facility and the letter of credit facility provide for rates which are more competitive in today's lending environment. Interest on the bank loans are at the prime rate plus 1% and letters of credit, prior to draw, are provided at a rate of 1% of the sum of the face amount plus any underlying bank fees and opening charges (approximately an additional 1 1/2% to 2% per anum).

The bank credit facility includes certain restrictive covenants which, among other things, require the Company to maintain certain financial ratios and capital funds (tangible stockholders' equity and subordinated notes payable) of $2,000,000 by August 30, 1995. The bank credit facility also requires MR or its affiliates, to make additional loans or otherwise cause capital funds of the Company to be maintained at no less than $2,000,000. These provisions effectively require the Company to raise capital through equity offerings, proceeds from the exercise of stock options or warrants or through additional subordinated borrowings or from MR or its affiliates, to finance any operating losses.

The Agreement and financing resulted in an increase in working capital of approximately $3,600,000, so that the Company's working capital deficiency of approximately $2,300,000 was converted to positive working capital of approximately $1,300,000. At September 30, 1995 working capital was approximately $1,100,000. Based on current plans, this available working capital, along with the funding and support available from the asset-based revolving credit facility and the letter of credit facility, are expected to enable the Company to fund its anticipated needs in the near future. These funding needs generally consist of supporting operating losses anticipated over the next twelve months while the Company is carrying out its restructuring plan, as well as supporting additional investments in inventory and accounts receivable. The Company does not anticipate making significant capital expenditures during the foreseeable future. In an effort to reduce costs and increase efficiency, the Company is currently conducting its operations and warehouse inventory in a facility subleased from an affiliate of MR.

At September 30, 1995, the Company was in default of certain provision of the Loan and Security Agreement with its principal lender which have been waived through December 31, 1995 and others through January 30, 1996. In addition, the Company anticipates operating losses for the remainder of 1995 and for 1996. In order to avoid a default under its Loan and Security Agreement with its principal lender, the Company is required to increase its tangible net worth for borrowings up to $4,000,000 to be available to the Company. The Company must fulfill this requirement by January 30, 1996. Accordingly, in order to meet this tangible net worth requirement, it may be necessary to seek additional equity or debt financing in the near future. In such event, there can be no assurance that such additional financings will be available when needed or, if available, will be on terms satisfactory to the Company. Notwithstanding the foregoing and based on current plans, the Company believes that existing liquid resources, funds available under its existing revolving credit facility, resources provided under its letter of credit facility and the requirement of MR or its affiliates to provide funding will provide sufficient liquidity and enable the Company to meet its operating and capital requirements and obligations through early 1996.

                           PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

Not Applicable

ITEM 2.  CHANGES IN SECURITIES

Not Applicable

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

    At September 30, 1995, the Company was in default of certain provision of the Loan and Security Agreement regarding certain credit insurance and life insurance to be established within prescribed timeframes, losses incurred by the Company subsequent to the Transaction date to be funded by subordinated loans or capital infusions by MR Acquisitions, L.L.C. ("MR"), or by MR causing the same to occur (the "Funding Requirement"), and the covenant requiring establishment and maintenance of certain minimum tangible net worth. With regard to the minimum tangible net worth requirement, the difference between the established amount and the required amount was approximately $450,000 at September 30, 1995 and approximately $600,000 at October 31, 1995. The principal lender has waived the aforementioned defaults, extended the time for the insurance to be established to December 31, 1995, and postponed the Funding Requirement and minimum tangible net worth requirements through January 30, 1996.

    At September 30, 1995, the Company was in default of certain provisions of a Loan and Security Agreement with KPR Sports International, Inc. relating to a minimum tangible net worth requirement which is identical to the covenant of the Company's principal lender. KPR Sports International, Inc. has waived the aforementioned default through January 30, 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

  10eeee. Key Employee Agreement dated September 25, 1995 with Dennis F. DiDominicis

  10ffff.     Letter from MidLantic Bank date November 14, 1995

  10gggg.     Letter from KPR Sports International, Inc. dated November 20, 1995

      11.     Statement regarding computation of per share earnings.

(b)  Reports on Form 8-K

         (1) The Registrant filed a Form 8-K dated August 8, 1995 to report the completion of the transactions with MR Acquisitions, L.L.C. (assignee of MR Acquisitions, Inc.).

         (2) The Registrant filed a Form 8-K dated August 23, 1995 to report a change in independent auditors.

                            RYKA Inc. and Subsidiary


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             RYKA INC.



Date: November 20, 1995                      By: /s/ Michael G. Rubin
                                                ------------------------------
                                                     Michael G. Rubin
                                                Chairman of the Board &
                                                Chief Executive Officer



Date: November 20, 1995                      By: /s/ Steven A. Wolf
                                                ------------------------------
                                                     Steven A. Wolf
                                                 Vice President of Finance &
                                                 Chief Financial Officer

                            RYKA Inc. and Subsidiary
                                  Exhibit Index

          Exhibit No.                       Description                           Sequential Page No.
-----------------------------------------------------------------------------------------------------
           10eeee.         Key Employee Agreement dated
                           September 25, 1995 with Dennis F. DiDominicis                   24

           10ffff.         Letter from MidLantic Bank dated November 14, 1995              42

           10gggg.         Letter from KPR Sports International, Inc.
                           dated November 20, 1995                                         44

                11         Statement regarding computation of
                           per share earnings                                              45









                                      -23-