Form 10-K
period 1995-12-31
RYKA INC
filed 1996-03-29
CIK 828750

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         Commission File Number 0-16611

                                    RYKA INC.
             (Exact name of Registrant as specified in its charter)




        Delaware                           5139                   04-2958132
----------------------------    -------------------------     ------------------
(State or other jurisdiction        (Primary standard         (I.R.S. employer
    of incorporation            industrial classification    identification no.)
     or organization)                 code number)


                              555 S. HENDERSON ROAD
                                     Suite B
                            King of Prussia, PA 19406
                                 (610) 337-2200
               (Address, including zip code, and telephone number,
        including area code, of registrant's principal executive offices)
                              --------------------

           Securities registered pursuant to Section 12(b) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of class)

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

         Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing
requirements for the past 90 days.    YES   X     NO
                                          -----      -----
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

         The aggregate market value of voting stock held by non-affiliates of the Registrant is $14,335,356(1). As of March 27, 1996, 46,615,326 shares of
Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
  (Specific sections incorporated are identified under applicable items herein)

         Certain portions of the Company's Proxy Statement to be filed in connection with its 1996 Annual Meeting are incorporated by reference in Part III of this Report. Certain exhibits from the Company's prior filings under the Securities Exchange Act of 1934 and registration statements under the Securities Act of 1933 are incorporated by reference as Exhibits in Part IV of this Report.

---------

(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company's Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors and shareholders owning in excess of 10% of the Company's Common Stock, multiplied by the last reported sale price for the Company's Common Stock on March 27, 1996. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Company may or may not be deemed an affiliate of the Company or that he/it is the beneficial owner of the shares reported as being held by him/it, and any such inference is hereby disclaimed. The information provided herein is included solely for recordkeeping purposes of the Securities and Exchange Commission.

                                      INDEX

                                                                            PAGE
                                     PART I


ITEM 1:   BUSINESS........................................................... 1

          General Overview and Recent Developments........................... 1
          Products........................................................... 2
          Marketing and Sales................................................ 3
          Advertising and Promotion.......................................... 4
          Manufacturing and Distribution..................................... 5
          Competition........................................................ 6
          Patents, Trademarks and other Proprietary Rights................... 6
          Employees.......................................................... 7
          Governmental Regulation............................................ 7

ITEM 2:   PROPERTIES......................................................... 8

ITEM 3:   LEGAL PROCEEDINGS.................................................. 8

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................ 8

ITEM 4.1: EXECUTIVE OFFICERS................................................. 9

                                     PART II

ITEM 5:   MARKET FOR THE REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS................................... 11

ITEM 6:   SELECTED CONSOLIDATED FINANCIAL DATA.............................. 12

ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS............................... 13

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................... 20

ITEM 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE............................... 20

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................ 20

ITEM 11:  EXECUTIVE COMPENSATION............................................ 20

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.................................................... 20

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................... 20

                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K....................................................... 21

                                     PART I

ITEM 1:  BUSINESS

General Overview and Recent Developments

         RYKA Inc. ("RYKA" or the "Company") designs, develops and markets high performance athletic footwear specifically for women. RYKA's product line currently consists of four categories: Aerobic Fitness; Cross-Training; Walking and Aqua Conditioning. The Company was organized in Delaware in 1986. The Company commenced operations and introduced its first two styles of high performance athletic footwear in 1987 and began shipping its first products in 1988.

         In June 1995, the Company entered into a series of transactions that significantly changed the capital structure of the Company and the manner in which the Company operates its business. These transactions were a result of the termination of the Company's proposed merger with L.A. Gear, Inc. ("L.A. Gear") and the termination of the Company's production financing agreement with Pro-Specs America Corporation ("Pro-Specs"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         Transactions with MR Acquisitions. On July 31, 1995, the Company consummated a financing arrangement with MR Acquisitions, L.L.C. ("MR Acquisitions"), a company that is wholly-owned, indirectly by Michael Rubin, the current Chairman and Chief Executive Officer of the Company, pursuant to which MR Acquisitions provided or arranged to provide the Company with up to $8,000,000 of new financing in the form of (i) an aggregate of $1,000,000 equity and subordinated debt investment by MR Acquisitions and KPR Sports International, Inc. ("KPR"), an affiliate of MR Acquisitions, (ii) a $2,000,000 letter of credit facility from KPR, (iii) a $4,000,000 revolving credit facility with a bank, and (iv) a $1,000,000 equity investment through the private placement with certain investors of Common Stock and a subordinated note which will be converted into Common Stock.

         Settlement with Creditors. In connection with the transactions with MR Acquisitions, the Company negotiated settlement arrangements with secured and unsecured creditors, resulting in the settlement of approximately $3,060,000 of indebtedness and recognizing a gain of approximately $1,650,000. The Company entered into an agreement with Pro-Specs, a secured lender who provided inventory financing to the Company, pursuant to which $1,804,734 of secured indebtedness was settled for $1,100,000 in cash and 500,000 shares of Common Stock and Pro-Specs was released from its obligations to certain vendors under letters of credit opened on behalf of the Company for the purchase of approximately $1,000,000 in merchandise to be received in the future. In addition, the Company entered into arrangements with other creditors, pursuant to which the Company settled an aggregate of approximately $1,250,000 of indebtedness for approximately $180,000 in cash and warrants to purchase 53,192 shares of Common Stock at $1.50 per share.

         Relocation of the Company's Offices. In August 1995, the Company terminated the lease for its principal facility in Norwood, Massachusetts and moved its executive offices and warehouse to a facility in King of Prussia, Pennsylvania, that it subleases from an affiliate of MR Acquisitions.

         New Management Personnel. On July 31, 1995, Michael Rubin became Chairman of the Board and Chief Executive Officer. Since that time, he has taken an active role in the management of the Company. Michael Rubin does not receive any compensation for his services. In addition, since August 1995, the Company has hired Dennis DiDominicis as its President, Steven Wolf as the Vice President of Finance and Chief Financial Officer, Lisa Dolezal as the Manager of Product Marketing, Donna Jordan as the Manager of Marketing Services, and Maria Scutaro as the Manager of Customer Service. All of these members of the new management have substantial experience in the athletic footwear industry. See "Executive Officers."

         New Sales, Marketing and Manufacturing Arrangements. Since August 1995, the Company has hired two independent design groups to create new designs for the Company's footwear. In addition, the Company has entered into arrangements for the sourcing and manufacture of the Company's footwear in the Far East. The Company has also entered into arrangements with seven new independent sales representative organizations covering 34 states for the sale of the Company's footwear. See "Marketing and Sales" and "Manufacturing and Distribution".

         RYKA maintains its principal executive offices and warehouse at 555 S. Henderson Road, Suite B, King of Prussia, PA 19406 and its telephone number is
(610) 337-2200.

Products

         The Company believes it is the only company to make performance footwear exclusively for women. All of the Company's footwear are made on women's lasts. As a result, the shoes are designed and manufactured taking into account the anatomical features unique to women's feet.

         RYKA's models incorporate in their construction RYKA's Nitrogen/ES(R) System, which is designed to provide enhanced shock absorption, resiliency and durability. The Nitrogen/ES(R) System in higher priced models consists of visible and non-visible nitrogen spheres, grids and/or bridges which are placed in the heel, the mid-sole and the forefoot of the shoe. In standard models, non-visible nitrogen spheres are placed in the mid-sole only. The Company has expanded the use of the Nitrogen/ES technology to include Nitrogen "V" web, Nitrogen Centripod(TM), Nitrogen Bridge and Flex Weave applications, which enhance the performance of the Company's footwear for particular athletic activities. During 1994, the Company introduced what it believes to be the first women's shoe designed specifically for the growing activity of aqua fitness, the Acqueous(TM) 9H20.

         The following table outlines the Company's percentage of net sales by category for the years ended December 31, 1995, 1994 and 1993.

                    Category                       1995        1994        1993
--------------------------------------------       ----        ----        ----
Aerobic Fitness/Aqua Fitness ...............        50%         40%         65%
Walking ....................................        24%         32%         15%
Cross-Training .............................        25%         27%         19%
Outdoor (1) ................................         1%          1%          1%
--------
(1)      The Company has phased-out its sales of the Outdoor category.


         Aerobic Fitness. The Company offers seven models of lightweight aerobic footwear in various color options at suggested retail prices of $49.95 to $69.95. Many models are available in both mid-cut and low-cut styles. Fashion accents and other treatments have been added to the footwear to maintain a contemporary look.

         Cross Training. As a result of their multi-purpose uses, cross training shoes represent a growing market. RYKA offers six cross training styles, available in various colors and at suggested retail prices from $54.95 to $74.95.

         Walking. The Company offers walking shoes in two categories: fitness walking and walk/run, with plans to expand into running and athletic walking in Spring 1997. The suggested retail prices range from $49.95 to $69.95.

         Outdoor. In 1995, the Company offered hiking shoes at a suggested retail price of $64.95. The hiking shoes featured a nubuck/rugged mesh upper Nitrogen/ES(R) System in the midsole and polar fleece lining from a premier manufacturer in the United States. In the first quarter of 1996, the Company has phased-out its sales of the Outdoor category.

         Aqua Conditioning. The Company currently offers one model of aqua conditioning footwear at a suggested retail price of $54.95.

         In the second quarter of 1996, the Company will introduce a new category called RYKA Body Training, encompassing the existing categories of aerobics and cross-training. The category will be divided into RYKA Body Training - Studio (aerobics) and RYKA Body Training - Gym (cross training) at suggested retail prices of $54.95 to $69.95. In addition, the Company plans to expand its line of aqua conditioning footwear in the second half of 1996.

Marketing and Sales

         RYKA's marketing is targeted at physically active women who are interested in a high-performance athletic shoe incorporating advanced technology, high quality and fashion. RYKA believes that consumers in its market prefer multi-purpose, comfort and proper fit and that its footwear addresses these preferences.

         RYKA currently sells its products to sporting goods stores, athletic footwear specialty stores, catalog businesses and department stores, including The Athlete's Foot, Foot Locker, Lady Foot Locker, Modell's, Oshman's, J.C.Penney, Sportmart and Sports Authority. The Company also derives revenue from inclusion of its products in catalogs such as Road Runner and Spiegel. Slow moving and discontinued products are sold through selected distributors and retailers.

         The Company uses commissioned independent representative organizations throughout the United States to promote and sell its products to retailers. These representative organizations also handle products of other sporting goods manufacturers, but they do not sell athletic shoes that compete with RYKA's products. The Company has supported its international marketing efforts by working directly with its independent foreign distributors in Italy, Japan, Canada, South Africa and Israel in 1995 and by hiring an in-house sales and customer service manager to serve as a liaison in 1996.

         At March 31, 1996, the Company's backlog of orders was approximately $840,000, as compared with approximately $1.1 million at March 31, 1995. Approximately $150,000 of such orders for 1996 are scheduled for delivery through May 1996. The balance of such orders are scheduled for delivery during the third quarter of 1996. The Company has begun to solicit orders for products to be delivered in the third quarter of 1996. The Company expects that most of the backlog orders will be filled, although certain of such orders are cancellable.
                                       -3-

         Three customers of the Company, J.C. Penney, Sport's Authority and United Merchandising, each accounted for over 10% of the Company's revenues in 1995.

Advertising and Promotion

         The competitive nature of the athletic footwear business makes advertising and promotion critical to the creation of brand preference in consumers. Accordingly, the Company has employed and will continue to employ both conventional and innovative advertising and promotional techniques. First, the Company intends to begin advertising in consumer publications which target active women. Next, the Company has developed a variety of creative promotional programs, such as an equity incentive program, the RYKA Training Body(TM) and an interactive site on the Internet's World Wide Web. Lastly, the Company's focus on products "exclusively for women" enables the Company to promote the particular needs and concerns of women.

         Because of RYKA's limited resources for advertising, it has historically concentrated its efforts on relatively less costly, grass-roots approaches designed to build brand awareness and demand at the retail level. In the third quarter of 1996, however, the Company intends to begin advertising its products in consumer publications which target RYKA's key consumer, the physically active woman. Such publications include Shape, Fitness Magazine and Women's Sports and Fitness.

         To illustrate the Company's creative promotional programs, the Company intends to file a registration statement with the Securities and Exchange Commission in the near future for the offering of approximately 4.2 million share of common stock. The shares will be issued pursuant to the "Partners Share Success" Equity Incentive Plan to be adopted by the Company. The purpose of the program is to provide an ownership interest in RYKA through equity incentives to the retail sales personnel and the store management personnel of RYKA's customers to educate consumers about RYKA's products and to increase the sale of RYKA's products to consumers. Under the program, the Company currently intends to grant retail sales personnel one share of RYKA common stock for each pair of RYKA footwear sold and to grant store management personnel approximately four shares of RYKA common stock for every ten pairs of RYKA footwear sold by retail sales personnel under their supervision.

         RYKA's network of aerobics and fitness instructors, marketed as the RYKA Training Body(TM), is a network of over several thousand certified aerobics and fitness instructors who are offered the opportunity to purchase RYKA products at a discount. RYKA believes that many consumers rely on aerobics and fitness instructors for advice and recommendations on purchasing appropriate athletic footwear and apparel and that the network is therefore a cost-effective way for RYKA to increase brand name awareness and stimulate sales. The program also functions as a wear-testing forum, as RYKA requests that members submit to RYKA evaluations of RYKA's products and marketing programs.

         To complement the public relations initiatives, the Company has launched an interactive site on the Internet's World Wide Web in early 1996. The Company plans to use information that it obtains through its website to support issues important to women.

         RYKA believes that its focus on products "exclusively for women" differentiates it from the numerous other footwear manufacturers in the marketplace. Accordingly, RYKA has directed its advertising and promotion efforts to cause both RYKA's athletic footwear products and the Company as a whole to be identified in the market as suited to the particular needs and concerns of women.

         Sheri Poe has been a key participant in RYKA's promotional activities because RYKA believes that having a woman as a founder and spokesperson inspires other women to purchase its products. Ms. Poe visits key markets throughout the United States to speak about various topics believed to be of interest to women, including the challenges she faced in starting RYKA. Ms. Poe frequently lectures at college campuses and women's business conferences and has been featured on various television and radio talk shows.

         Additionally, RYKA is supportive of organizations which focus on the particular needs and concerns of women. For instance, the Company supports LiveSafe, a non-profit organization which promotes personal safety training. The Company's support will help provide tuition assistance to selected women in high-risk areas.

         The Company also is an active participant in fitness programs sponsored by the Aerobics and Fitness Association of America and the International Dance and Exercise Association. The Company actively solicits the placement of its products in articles and photo features in consumer, trade and fitness magazines. Editorials, product reviews and/or advertisements for RYKA's products appeared in such periodicals as Fitness Magazine, IDEA Today, Women's Sports and Fitness, Shape, Prevention, Fortune, News Journal and Footwear News.

         RYKA retains the services of an outside agency with expertise in footwear and premium brands to assist in the implementation of RYKA's public relations programs.

Manufacturing and Distribution

         As is common in the athletic footwear industry, the Company contracts for the manufacture of its footwear products to its specifications through independent overseas manufacturers in the Far East. The Company uses the services of an independent buying agent, who acts under the direction of the Company's consultant in the negotiation of favorable pricing, the purchase of raw materials and selection of component part suppliers, inspection of goods prior to shipment and shipment of finished products. The Company pays a commission based on the cost of product purchased through the buying agent. Management believes that sourcing of footwear products in this manner minimizes the Company's investment in fixed assets, reduces costs and mitigates various risks.

         The Company has no contracts with manufacturers beyond the terms of purchase orders issued. RYKA places purchase orders on a volume basis through its agent and generally receives the product within 90 days of the start of production. Under special circumstances, RYKA reduces the time required to deliver the footwear from the factory through the use of air transportation.

         The principal materials used in RYKA's footwear are leather, nylon, rubber, ethyl vinyl acetate, polyurethane, cambrelle and hytrel. Most of these materials are available in the countries where manufacturing takes place and from a number of sources within the United States and abroad, although a loss of supply could temporarily disrupt operations and increase the costs to manufacture the Company's products.

         The Company's supply arrangements are dollar denominated. Its importing of footwear, however, could be adversely affected by fluctuations in currency exchange rates, as well as the adoption of bilateral trade agreements between the United States and countries in which the Company's suppliers are located, work stoppages or the imposition of unilateral restrictions on trade, including quotas or additional duties, by either the United States or any supplier country.

         RYKA has expanded its production alternatives and currently manufactures substantially all of its product in China. If, however, the Company is prevented from acquiring products from overseas manufacturers, the Company's operations could be materially and adversely affected until alternative suppliers are found. See "Governmental Regulation".

         The Company imports its footwear from independent manufacturers in the Far East, both to a public third-party warehousing facility in Gardena, California with which the Company contracts on an as-needed basis, and to a warehousing facility in King of Prussia, Pennsylvania which is subleased from an affiliate of MR Acquisitions. From these warehousing facilities, the Company distributes its footwear throughout the United States, usually by common carrier. The Company believes that by utilizing such warehousing facilities, it both reduces inbound transportation costs and the amount of time required to import its products from the Far East.

Competition

         The athletic footwear industry is highly competitive. RYKA's competitors include specialized athletic shoe companies as well as companies with diversified product lines. The Company believes that its unique niche, combined with effective advertising and marketing, fashionable styling, high quality and technological advances are the most important competitive factors. However, due to substantial growth and interest in the women's segment of the high performance athletic footwear market, there has been increased competition from established companies which have developed advertising and promotional programs directed to this segment of the market. Most of these competitors including Adidas, Avia, Asics, Converse, K-Swiss, New Balance, Nike, Reebok and Saucony, have significantly greater financial and other resources and more extensive marketing staffs than RYKA. There is considerable doubt that the Company will be able to compete successfully with any of these companies or to achieve any meaningful market share without significant additional resources. Additionally, the Company may be unable to remain price competitive at the retail level as competitors with larger volume production capabilities may achieve better economies of scale and, therefore, better cost pricing for products offering similar or more advanced technology.

Patents, Trademarks and Other Proprietary Rights

         The Company was granted a patent in November 1990, which expires in 2007, covering certain uses of its Nitrogen/ES(R) System in athletic footwear. There can be no assurance that the patent granted will be enforceable or will provide RYKA with meaningful protection from competitors.

         The Company applies its stylized RYKA trademark and the dual parallelogram design trademark to all its footwear products. In addition, RYKA applies the Nitrogen/ES(R) trademark on all of its products. RYKA has filed trademark applications covering these and other marks in the United States and in a number of foreign countries.

         The Company believes that the aforementioned trademarks are valuable to its ability to market footwear products and the loss of the right to use any of these marks could have a material adverse effect on the Company's business. The Company intends to defend these trademarks vigorously against infringements by third parties, should any arise.

         In a letter dated September 1, 1995, Hockerson-Halberstadt Inc. ("HHI"), owner of a United States Patent No. 4,322,895, issued April 6, 1982, notified the Company that the Company's products allegedly infringe such patent. The letter offered to negotiate a license for such patent. The Company has made preliminary contacts with HHI. No suit has been filed in this matter. At this early stage of negotiations, an evaluation of the likelihood of a favorable or unfavorable outcome of this matter cannot be made, nor can any estimate as to the amount or range of amount of potential loss, if any, be made. The Company believes that the resolution of this matter will not have a material, adverse effect on the Company, although there can be no assurances that it will not.

Employees

         At December 31, 1995, the Company employed 12 persons on a full-time basis. The Company is not a party to any collective bargaining agreements with its employees.

Governmental Regulation

         Substantially all of the Company's footwear products are manufactured overseas and subject to U.S. customs duties. Under the fixed duty structure in effect since July 1981, duties on the footwear products imported by the Company to date approximate 10.0% of cost, plus administrative charges. If the Company were to significantly increase the amount of synthetic raw material, as opposed to leather, in its footwear, these duties would increase substantially.

         The Company is unable to predict whether additional customs duties, quotas or other restrictions may be imposed on the importation of its products in the future. Any such action could result in increases in the cost of footwear in general and, accordingly, might adversely affect the sales or profitability of the Company and the imported footwear industry as a whole. The Company, however, believes that the higher priced end of the footwear market, in which it participates, would be better able to adjust its pricing in response to any such increases.

         From time to time, the United States enters into trade legislation with other countries, including China, which may impact on the duty rates on footwear imported into the Untied States and the Company's ability to access foreign markets. Any such legislation that would substantially increase duty rates on footwear imported into the United States or limit the Company's ability to access foreign markets could adversely affect the Company's operations.

ITEM 2:  PROPERTIES

         The Company relocated to King of Prussia, Pennsylvania in August 1995 where it maintains its executive offices in a 5,000 square foot portion of a 70,000 square foot facility subleased from an affiliate of MR Acquisitions. In addition, under this sublease, the Company has the right to use warehouse space at this facility. Pursuant to the sublease, charges are approximately $4,000 per month for use of these facilities and certain warehousing services, and the remaining term of the sublease is one and one-half years. Any other costs related to the use of the joint facility or for other services provided by MR Acquisitions or its affiliates will be charged to the Company on an arm's-length basis and will be subject to approval by a special committee of the Board of Directors comprised of disinterested directors.

         Additionally, the Company uses the services of a third-party public warehousing facility in Gardena, California. See "Business: Manufacturing and Distribution."

         Management believes that the Company's subleased properties are adequate for its present needs and that suitable additional or replacement space will be available as required.

ITEM 3:  LEGAL PROCEEDINGS

         While the Company is periodically involved in litigation incidental to its business, there are no material legal proceedings to which the Company or its subsidiary is a party or to which any of their properties are subject. See "Business: Patents, Trademarks and Other Proprietary Rights".


ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 15, 1995, the Company held a Special Meeting in Lieu of Annual Meeting of Stockholders at the offices of the Company. At the meeting, stockholders voted on the following matters:

Proposal #1.     To elect all three members of the Board of Directors of the
------------     Company

                          For             Against              Abstain
                      ----------        ----------           ----------
Kenneth J. Adelberg   34,626,688            42,350              230,497

Sheri Poe             34,360,538            44,265              694,732

Michael G. Rubin      34,625,566            42,350              231,619


Proposal #2.     To ratify the selection of Margolis & Company, P.C. as
------------     independent auditors of the Company for the year ended
                 December 31, 1995

                          For             Against              Abstain
                      ----------        ----------           ----------
                      34,176,965          500,089               222,481


Proposal #3.     To amend Article 4 of the Certificate of Incorporation of the
------------     Company to provide that the number of shares of Common Stock which the Company has authority to issue be increased from forty-five million to seventy million shares

                          For             Against              Abstain
                      ----------        ----------             ----------
                      33,025,135         1,714,001              160,399

Proposal #4.     To ratify and approve the adoption of the RYKA Inc. 1995 Stock
------------     Option Plan

                          For             Against              Abstain
                      ----------        ----------           ----------
                      33,444,751         1,227,161              227,623

Proposal #5.     To consider and approve the adoption of the RYKA Inc. 1995
------------     Non-Employee Director Stock Option Plan.

                          For             Against              Abstain
                      ----------        ----------           ----------
                      33,177,738         1,416,260              305,537

ITEM 4.1:  EXECUTIVE OFFICERS

         The executive officers and directors of the Company are currently as follows:


               Name                  Age             Position
----------------------------------   ---   -------------------------------------------------
Michael G. Rubin (1)..............    23   Chief Executive Officer and Chairman of the Board

Dennis F. DiDominicis (1).........    51   President

Steven A. Wolf....................    37   Chief Financial Officer and Secretary

Sheri Poe (1).....................    42   Founder, Spokesperson and Director

Kenneth J. Adelberg (2)...........    43   Director

-------
(1)  Member of the Executive Committee
(2)  Member of the Audit Committee


         Michael G. Rubin has served as Chairman of the Board and Chief Executive Officer of the Company since July 31, 1995. Since establishing KPR Sports International, Inc., a privately-held footwear distribution company in 1991, Mr. Rubin has served as its President and Director. In 1994, Mr. Rubin received the 1994 Entrepreneur of the Year Award for the Delaware Valley Region which is sponsored by Inc. magazine and Ernst & Young. Mr. Rubin is the President of several privately-held companies based in King of Prussia, Pennsylvania and serves as the Manager of MR Acquisitions, L.L.C., a Delaware limited liability company. Mr. Rubin attended Villanova University, Villanova, Pennsylvania.

         Dennis F. DiDominicis became the Company's President on September 25, 1995. Mr. DiDominicis has over 25 years of sales, marketing, product development and sourcing experience. From November 1988 to September 1995, Mr. DiDominicis worked for Asics Tiger Corporation, a Japanese footwear and apparel manufacturer and distributor, as a Senior Director of its footwear division and then as a Vice President of its North American sales and operations. Prior to Asics, Mr. DiDominicis worked at American Sporting Goods Corporation, Laconia Shoe Company, Hyde Athletic Industries, Colgate-Kendall Division, and Proctor and Gamble.

         Steven A. Wolf is a certified public accountant who joined the Company on August 1, 1995 as its Vice President of Finance and Chief Financial Officer. From November 1990 to August 1995, Mr. Wolf was the Controller/Chief Financial Officer of Ellessee USA, Inc., a $50 million footwear and sportswear company which through September 1993 was a wholly-owned subsidiary of Reebok International. Mr. Wolf received a B.S. degree in accounting in 1980 from the State University of New York at Binghamton and is a member of the American Institute of Certified Public Accountants and the New York State Society of CPAs.

         Sheri Poe is a co-founder of the Company and serves as spokesperson for the Company. Ms. Poe served as Chairman of the Board from April 1988 until July 31, 1995 and as an Executive Officer of the Company since its inception until July 31, 1995, serving as President and Treasurer from the Company's inception in February 1987 until February 1991 and as President and Chief Executive Officer since February 1991. Ms. Poe also served as Treasurer of the Company from April 1995 until July 31, 1995. Ms. Poe is the founding director of The R.O.S.E. Fund, Inc. (formerly The RYKA R.O.S.E. Foundation, Inc.), a non-profit corporation formed in June 1992 and served as its President until August 1995. From May 1986 to June 1987, Ms. Poe was the National Accounts Consultant for TMC Group, a giftware manufacturer located in Derry, New Hampshire. At TMC, Ms. Poe was responsible for national accounts of such companies as J.C. Penney, K Mart, Wal-Mart and for sales to all major department stores including Bloomingdale's and Macy's. From September 1982 to November 1985, she was National Sales Manager for Matrix International Industries. Ms. Poe attended Southern Illinois University.

         Kenneth J. Adelberg has served as a Director of the Company since July 31, 1995. Since 1978, he has been President and Chief Executive Officer of HiFi House Group of Companies, a privately-held company based in Broomall, Pennsylvania, Mr. Adelberg is a Director and founding stockholder of US Wats, Inc., a publicly-traded company specializing in business telecommunications services, located in Bala Cynwyd, Pennsylvania, which was established in 1989. Mr. Adelberg is a founding stockholder and Director of Republic Bank, Philadelphia, Pennsylvania, a publicly-traded Bank which has been in operation since 1989. Mr. Adelberg holds Bachelor of Science degrees in Biophysics and Physiological Psychology from Pennsylvania State University and attended the MBA program at Drexel University, Philadelphia, Pennsylvania.

                                     PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

         As of December 31, 1995, the Common stock was held by approximately 2,351 holders of record. From March 28, 1988 until September 15, 1995, the Common Stock was included for quotation on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") SmallCap Market under the symbol RYKA. Subsequent to its delisting on the NASDAQ SmallCap Market, the Common Stock has traded on the NASD Over-the-Counter Bulletin Board. The following table sets forth the high and low sales prices per share of the Common Stock of the Company as reported by NASDAQ for the period prior to September 16, 1995 and by the NASD thereafter. The prices shown do not include retail markups, markdowns or commissions.

                                                              Sales Prices
                                                        -----------------------
                                                         High             Low
                                                        ------           ------
1995
     First Quarter....................................  $ 0.78           $ 0.38
     Second Quarter...................................  $ 0.84           $ 0.13
     Third Quarter
         (July 1 - September 15) .....................  $ 0.69           $ 0.41
         (September 16 - September 30) ...............  $ 0.50           $ 0.25
     Fourth Quarter...................................  $ 0.49           $ 0.19
1994
     First Quarter....................................  $ 0.88           $ 0.47
     Second Quarter...................................  $ 1.13           $ 0.50
     Third Quarter....................................  $ 1.09           $ 0.75
     Fourth Quarter...................................  $ 1.06           $ 0.53
1993
     First Quarter....................................  $ 2.00           $ 1.31
     Second Quarter...................................  $ 1.88           $ 0.91
     Third Quarter....................................  $ 1.47           $ 0.94
     Fourth Quarter...................................  $ 1.00           $ 0.47




         The Company has never declared or paid a cash dividend on its Common Stock. The Company currently intends to retain any future earnings for funding growth and, therefore, does not anticipate declaring or paying any cash dividends on its Common Stock for the foreseeable future. In addition, the Company's credit facility with its bank restricts the amount of dividends which may be paid on the Common Stock.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected financial data for the five years ended December 31, 1995 are derived from the Consolidated Financial Statements of the Company, which have been audited. This table should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                       YEAR ENDED DECEMBER 31,
                                          -------------------------------------------------------------------------------
                                              1995               1994            1993            1992           1991
                                          ------------       ------------    ------------   -------------   -------------
Statement of Operations Data:
Net sales .............................   $  7,538,354       $ 16,024,991    $ 14,300,282    $ 12,193,643    $  7,977,925
Other revenues ........................         75,904            228,508          50,000               0               0
                                          ------------       ------------    ------------    ------------    ------------
    Total revenues ....................      7,614,258         16,253,499      14,350,282      12,193,643       7,977,925

Costs and expenses:
    Cost of goods sold ................      7,167,670(1)      11,399,760      11,199,119       8,867,375       5,231,346
    Operating expenses ................      4,608,319          4,566,236       5,887,070       3,110,821       2,840,270
                                          ------------       ------------    ------------    ------------    ------------
Operating income (loss) ..............      (4,161,731)           287,503      (2,735,907)        215,447         (93,691)
Other expenses, net ...................      1,118,002(2)         798,918         692,584         512,260         405,821
                                          ------------       ------------    ------------    ------------    ------------
Net loss before extraordinary gain ....   $ (5,279,733)      $   (511,415)   $ (3,428,491)   $   (296,813)   $   (499,512)
Extraordinary gain - forgiveness
    of debt ...........................      1,650,256               --              --              --              --
                                          ------------       ------------    ------------    ------------    ------------
Net loss ..............................   $ (3,629,477)      $   (511,415)   $ (3,428,491)   $   (296,813)   $   (499,512)
                                          ============       ============    ============    ============    ============

Net loss per share:
    Loss before extraordinary gain ....   $      (0.15)      $      (0.02)   $      (0.15)   $      (0.01)   $      (0.03)
    Extraordinary gain ................           0.05               --              --              --              --
                                          ------------       ------------    ------------    ------------    ------------
    Net loss per share ................   $      (0.10)      $      (0.02)   $      (0.15)   $      (0.01)   $      (0.03)
                                          ============       ============    ============    ============    ============
Weighted average number of
    common and common equivalent
    shares outstanding ................     34,540,653         24,210,083      23,573,316      19,847,283      18,110,923
Number of common shares
    outstanding .......................     46,135,326         26,474,326      23,721,356      23,101,948      18,136,142

                                                                           DECEMBER 31,
                                          -------------------------------------------------------------------------------
                                              1995               1994            1993            1992           1991
                                          ------------       ------------    ------------    ------------    ------------
Balance Sheet Data:
Total assets ..........................   $  1,603,195       $  7,349,872    $  6,430,812    $  8,319,229    $  4,498,021
Total long-term debt ..................   $    851,440       $          0    $    142,878    $    410,673    $     68,256
Net working capital ...................   $    554,955       $  1,845,118    $  1,201,820    $  4,077,404    $    743,587
Stockholders' equity (deficiency) .....   $   (100,902)      $  2,033,989    $  1,310,114    $  4,166,377    $    834,902


-------------
(1) Includes Inventory write-down to lower of cost or market of $586,000 in 1995.
(2) Includes costs of $783,289 related to the termination of the proposed merger with L.A. Gear.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the Company's historical results of operations and of its liquidity and capital resources should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

General Overview

         The Company has not had a single profitable fiscal year since its inception and had approximately $3.6 million in losses for 1995. In addition, the Company had an accumulated deficit of $17,848,484 and a stockholders' deficiency of approximately $100,902 at December 31, 1995.

         During 1995, the Company was in default on several occasions under its agreements with Pro-Specs to provide production financing. In May 1995, Pro-Specs notified the Company of its intention to terminate financing arrangements. During 1995, the Company reviewed several financing proposals, and on July 31, 1995 the Company consummated the financing arrangement with MR Acquisitions to enable the Company to continue in existence. Without this financing arrangement, management believed there was substantial doubt that the Company would be able to remain in business.

         The financing arrangement with MR Acquisitions provided the Company with cash proceeds from the sale of equity and subordinated debt and the ability to obtain funds and letters of credit through new financing facilities. As part of the financing, the Company negotiated substantial debt forgiveness with both secured and unsecured creditors and established a new management team to operate the restructured Company. Upon closing of the transaction with MR Acquisitions, the Company had capital funds comprised of a net worth and subordinated debt in excess of $1,500,000 as compared to an equity deficiency over $2,000,000 at June 30, 1995.

         During the first half of 1995 and until the financing with MR Acquisitions was consummated, staff reductions occurred on both a voluntary and involuntary basis and temporary employees were required to handle daily operations. Sales efforts were limited for a variety of reasons, including the inability to obtain product from the Company's overseas production sources. Once the financing with MR Acquisitions was consummated, new management began to reposition the Company by, among other things, relocating the Company from Norwood, Massachusetts to King of Prussia, Pennsylvania, terminating remaining employees in the Massachusetts location, hiring and training new employees in key management positions, including a new President and a new Chief Financial Officer, filling of other necessary positions within the Company, and beginning to develop new products and build or rebuild customer and supplier relationships. While management believes that these activities will have a long-term beneficial impact, they had a significant negative impact on the Company's current sales and operations. As a result, the Company is unlikely to generate positive operating results in the near future. To accomplish its goals, to develop and acquire new merchandise, market and promote the Company's product and expand the workforce in support of the Company's current plans, the Company will have to incur substantial expenditures and incur continuing operating losses during 1996. The Company's working capital at December 31, 1995 will not be sufficient to meet management's objectives in 1996. Accordingly, the Company will be required to obtain additional financing from its current lender or from a new lender and/or raise additional funds through the sale of equity or debt. See "Liquidity and Capital Resources" and Note A to the Company's Consolidated Financial Statements.

Results of Operations

         The following table sets forth, for the periods indicated, the relative percentages that certain items in the Company's Consolidated Statements of Operations bear to net sales and the percentage change in those items from period to period:


                                                                                                  Period to Period Percentage
                                                       Percentage of Net Sales                        Increase (Decrease)
                                           ----------------------------------------------------------------------------------------
                                                                       Year Ended December 31,
                                           ----------------------------------------------------------------------------------------
                                             1995             1994             1993            1995 vs 1994          1994 vs 1993
                                           --------         --------         --------        ----------------      ----------------
Net sales...........................         100.0%           100.0%           100.0%              (53.0)%               12.1%
Other revenues......................           1.0              1.4              0.3               (66.8)               357.0
                                            ------           ------           ------            --------              -------
Costs and expenses:
    Cost of goods sold (1)..........          95.1%            71.1%            78.3%              (37.1)%                1.8%
    General and administrative
        expenses (2)................          27.4             10.8             15.9                19.0                (23.8)
    Sales, marketing and
        advertising expenses........          23.9             16.3             22.7               (30.7)               (19.8)
    Research and development
        expenses....................           4.8              1.4              2.5                58.9                 37.5
    Special charges.................           5.0              --               --               N/M (3)                 --
                                            ------           ------            -----            --------              -------
Total costs and expenses............         156.2%            99.6%           119.4%              (26.2)                (6.6)
                                            ------           ------           ------            --------              -------
Operating income (loss).............         (55.2)%            1.8%           (19.1)%           (1547.5)%              110.5%
Other expense, net..................          14.8              5.0              4.8                39.9                 15.4
                                            ------            -----             ----            --------              -------
Net loss before extraordinary gain..         (70.0)            (3.2)           (23.9)              932.4                 85.1
Extraordinary item - forgiveness
    of debt.........................          21.9              --               --               N/M (3)              N/M (3)
                                            ------           ------           ------            --------              -------
Net income (loss)...................         (48.1)%           (3.2)%          (23.9)%            (609.7)%               85.1%
                                            ======            =====           ======            ========              =======

-------------
(1) Includes Inventory write down in 1995 to lower of cost or market of $568,000.
(2) Includes provision for losses on doubtful accounts.
(3) N/M means "not meaningful."

         Year Ended December 31, 1995 as Compared to the Year Ended December 31,
         -----------------------------------------------------------------------
1994.
-----

         Net Sales. Net sales decreased by $8,486,637 (53.0%) from $16,024,991 for 1994 to $7,538,354 for 1995. The decrease in net sales was due to several factors which continued to affect sales throughout the year as follows:

o Uncertainty as to the Company's future continued operations after the termination of the proposed L.A. Gear merger.

o Many customers, including the Company's largest customer in 1994 did not place their planned orders for the Fall or "back to school" product due to a combination of customer apprehension and the fact that the Fall goods, traditionally shipped towards the end of June or the beginning of July, were not available for delivery to retailers until the middle of September through the end of the year. Further, many customers either canceled their orders that had been placed or were given additional discounts and extended terms, both of which adversely impacted net sales.
                                      -14-

o During the first seven months of 1995, the Company sold product at large discounts in order to generate cash to continue to fund the Company's operations. As a result of the Company's financial condition and Pro-Specs' termination of its production financing, the Company was unable to obtain additional product from its suppliers in a timely manner for the Fall season. Due to the delay of the delivery of the Fall season product, the Company would not have been able to sell its product at full margin. As a result, the Company negotiated reduction in its purchase commitments for the originally scheduled production for the Fall season.

o The athletic footwear industry is still experiencing sluggishness and the volume of off-price product has continued at high levels.

o The women's athletic footwear category has become increasingly competitive with larger vendors increasing their focus in this area thereby increasing the need to provide additional discounts.

         Costs of Goods Sold. Cost of goods sold decreased $4,232,090 (37.1%) from $11,399,760 for 1994 to $7,167,670 for 1995 principally as a result in the decrease in sales. The overall gross profit on net sales decreased by 24.0% from 28.9% in 1994 to 4.9% in 1995. This decrease reflected the inventory mark-down of $586,000 in 1995 and the Company's need to liquidate inventory in the first half of the year. The negative impact on gross profit of the first two quarters heavily weighed down the overall gross profit for the year:


                                                              Quarter Ended
                                 -----------------------------------------------------------------------       Year Ended
                                  March 31           June 30          September 30          December 31        December 31
                                 ----------         ---------        --------------        -------------      -------------
                                                                     (in thousands)
Sales.....................         $4,135            $1,484             $1,300                $  619             $7,538
Cost of Sales.............          3,975             1,800                927                   466              7,168
Gross Profit..............            160             (316)                373                   153                370
Gross Profit Percentage...            3.9%           (21.3)%              28.7%                 24.7%               4.9%


         General and Administrative Expenses. General and administrative expenses, including the provision for losses on doubtful accounts, increased by $329,865 (19.0%) from $1,735,688 for 1994 to $2,065,553 for 1995. The increase was primarily the result of (i) an increase in insurance expense due primarily to directors and officers liability insurance for new directors and coverage for former directors; (ii) travel expenses; (iii) a decrease in factor commissions due to the termination of the Company's relationship with its factor; (iv) significant increase in bad debts from $130,000 in the year ended December 31, 1994 to $359,388 in the year ended December 31, 1995; and (v) an increase in consulting fees in connection with the hiring of interim management until a permanent management team was hired. As a percentage of sales, general and administration expenses increased significantly as many expenses are relatively fixed. Provisions for losses on doubtful accounts accounted for 4.7% of sales in 1995 compared with 0.8% of sales in 1994, and sales were extremely low as a result of the restructuring.

         Sales, Marketing and Advertising Expenses. Sales, marketing and advertising expenses decreased by $800,591 (30.7%) from $2,604,277 for 1994 to $1,803,686 for 1995. Sales and marketing expenses expressed as a percentage of net sales increased from 16.3% to 23.9%. The dollar decrease is primarily due to a reduction in sales commissions of approximately $426,800 (63.2%). This decrease is proportionally greater than the decrease in net sales of 53.0%. Commissions expressed as a percentage of net sales decreased from 4.2% to 3.3%. This decrease of 0.9 percentage points is the result of reduced commission rates and a greater proportion of house accounts sold by Company management at no commission. Other reasons for the decrease include a reduction in promotional expenses such as clothing giveaways and promotional allowances granted to retailers, a reduction in staff salary and related expenses and a decrease in expenses related to trade shows.

         Research and Development Expenses. Research and development expenses increased by $133,375 (58.9%) from $226,271 in 1994 to $359,646 in 1995. This increase is attributed primarily to a reduction in sample costs and an increase in payroll and consultant related costs. The consultants' charge was incurred for designers hired to design and develop the Fall 1996 line. In addition, the Company engaged the services of the former Vice President of Production on a consulting basis.

         Special Charges. Special charges were incurred in connection with the bank financing as part of the transaction with MR Acquisitions and the related closing of the Massachusetts facility and relocation of operations to King of Prussia, Pennsylvania. These expenses, among other things, included transaction costs, termination of a significant portion of personnel prior to the financing, temporary housing for certain relocated personnel, recruitment of new management and personnel and costs associated with moving, start up of new operations and winding down of prior operations.

         Other (Income) Expense, Net. Other (income) expense, net, increased $319,084 (39.9%) from $798,918 for 1994 to $1,118,002 for 1995. This increase was due to merger related costs of $783,289 incurred in 1995 in connection with the failed merger with L.A. Gear, a reduction in interest expense of $457,103 (56.8%) from $805,272 for 1994 to $348,169 for 1995, due to the termination and settlement with Pro-Spec's and the capital infusion resulting from the consummation of the financing with MR Acquisitions.

         Extraordinary Item. The extraordinary item of approximately $1,650,256 related to gain on settlements with both secured and unsecured creditors in connection with the financing with MR Acquisitions.

         Year Ended December 31, 1994 as Compared to the Year Ended December 31,
         -----------------------------------------------------------------------
1993.
-----

         Net Sales. Net sales increased from $14,300,282 in 1993 to $16,024,991 in 1994, an overall increase of $1,724,709 (or 12.1%). This increase was due to:
(i) a realignment of some of the Company's independent sales representative organizations throughout the country to improve service at the point-of-purchase; (ii) a shift in promotional strategies from volume-oriented wholesale price reductions to point-of-purchase advertising support and cooperative marketing campaigns to strengthen sell-through results; (iii) the Company's 1993 corporate image and public relations campaign; (iv) sales of special orders and slow-moving inventory to a single buyer; and (v) increases in the average selling prices of the Company's footwear.

         Prior to 1994, RYKA managed international sales by taking title to the footwear from the manufacturer, selling the product to distributors and recognizing net sales and cost of goods sold expense when shipment occurred. In 1994, the Company changed its international sales arrangements so that its international independent distributors primarily purchased footwear directly from the Company's overseas manufacturers, and the Company received a royalty on those purchases. Income from these direct purchases for 1994 was $228,508 and is included in other revenues. In 1993, in response to credit losses on international sales in the past, management instituted a policy of requiring that its international distributors back significant purchases with irrevocable letters of credit. Other revenues of $50,000 for the year ended December 31, 1993 related to a license fee for the transfer of rights to an international territory.

         In 1994, the Company began offering promotional items, including point-of-sale materials, to its international distributors to help build brand awareness throughout the world. During 1994, an in-house sales and marketing manager worked directly with the international distributors to promote the RYKA brand by assisting in their marketing and advertising campaigns.

         Cost of Goods Sold. Cost of goods sold increased by $200,641 (1.8%) to $11,399,760 in 1994 from $11,199,119 in 1993. Gross Profit increased to 28.9% in
1994 from 21.7% in 1993 primarily due to an increase in the average selling price of the footwear. In addition, the Company was able to obtain lower pricing on its footwear products by increasing the amount of production in China and reducing the amount in South Korea. The higher margins were also a result of the sale of a significant amount of slower moving products and special orders to a single buyer during 1994. The higher margins may be difficult to maintain during 1995 due to competitive pressures and the need to sell inventory at lower margins to meet the Company's cash requirements.

         General and Administrative Expenses. General and administrative expenses, including the provision for losses on doubtful accounts, decreased by $541,700 (23.8%) to $1,735,688 in 1994 from $2,277,388 in 1993. The provision for losses on doubtful accounts was $130,000 in 1994, compared to $631,835 in 1993, a decrease of $501,835. The 1993 provision for losses on doubtful accounts included reserves in the full amount (approximately $373,000) of the Company's potential exposure with respect to two customers. The net decrease in general and administrative expenses also resulted from cost savings of approximately $140,000 attributable to the Company's cost containment policies implemented during 1994, which included a reduction in compensation and other overhead and office expenses. These reductions were partially offset by approximately $212,000 in costs incurred in the Company's unsuccessful attempts to secure a new senior lender and to complete a private placement of equity with a domestic investor and an increase in commissions to one of the Company's lenders of approximately $130,000 resulting from its factoring arrangements having been in place for the full twelve months of 1994, versus five months in 1993.

         Sales, Marketing and Advertising Expenses. Sales, marketing and advertising expenses decreased by $643,625 (19.8%) from $3,247,902 (22.7% of net sales) in 1993 to $2,604,277 (16.3% of net sales) in 1994. This net reduction is primarily due to a decrease of $824,491 in advertising expense offset by an increase of $180,866 in sales and marketing expenses. The increase of $180,866 in sales and marketing expense is primarily due to an increase in payroll expense for sales and marketing in 1994 attributable to the expansion of the Customer Service and Distribution departments. Increased sales in 1994 also contributed to higher commissions to domestic and international sales representatives and higher freight costs.

         Due to cash constraints, the Company reduced advertising expenses by $824,491 (70.9%) from $1,162,825 in 1993 to $338,334 in 1994. Advertising costs in 1993 included a charge of $429,062 representing the utilization of advertising barter credits, a charge of $185,155 for advertising credits that would not be utilized in future periods and an additional $109,000 for costs associated with the "BE STRONG" corporate image campaign introduced in 1993. The 1994 marketing activities focused on less costly, grass roots approaches designed to build awareness and demand at the retail level. Key promotional activities included public relations engagements of Sheri Poe, RYKA's President and Chief Executive Officer, and RYKA's network of aerobics and fitness instructors, along with retail support through point-of-sale materials and cooperative advertising. Advertising activities in 1993 centered on a national print and corporate image program which was more costly to the Company.

         Research and Development Expenses. Research and development expenses decreased by $135,509 (or 37.5%) from $361,780 in 1993 to $226,271 in 1994. The reduction was largely attributable to the inclusion in the 1993 research and development expenses of a charge of $105,000 for sample shoe molds that will not be utilized in the future. There was no corresponding charge in 1994. The resignation during 1994 of a designer with the Company who was not replaced also contributed to the reduction.

         Other Expenses, Net. Other expenses, net increased by $106,334 (15.4%) from $692,584 in 1993 to $798,918 in 1994. Interest expense during 1994 of $805,272 primarily related to interest costs and financing fees on (i) the $1.5 million revolving credit facility with one of the Company's lenders, (ii) the inventory financing agreements with the Company's Korean lender, and (iii) the $300,000 bridge financing notes that were issued during 1994 to meet short-term cash flow needs. The increase in interest expense included additional interest and finance charges paid to the Korean lender to support a higher level of sales activity and footwear purchases during 1994, twelve months versus five months of interest paid to the Company's other lender and the high rate of interest on the bridge financing.

Liquidity and Capital Resources

         Through July 31, 1995, RYKA continued to experience a critical shortage of cash. On July 31, 1995, the Company consummated a financing agreement with MR Acquisitions, pursuant to which MR Acquisitions provided or arranged to provide the Company with up to $8,000,000 of new financing in the form of (i) a $1,000,000 equity and subordinated debt investment by MR Acquisitions and KPR, an affiliate of MR Acquisitions, (ii) a $2,000,000 letter of credit facility from KPR, (iii) a $4,000,000 revolving credit facility with a bank, and (iv) a $1,000,000 equity investment through the private placement of Common Stock with certain investors. Prior to consummating the Agreement with MR on July 31, 1995, the Company had a nominal cash balance and a working capital deficiency of approximately $2,300,000. Without this financing, management believed there was substantial doubt that the Company would be able to remain in business.

         As a result of consummating the Agreement with MR on July 31, 1995, the Company received proceeds from the sale of Common Stock and warrants and proceeds from subordinated notes payable, aggregating approximately $1,750,000 net of transaction related costs. Additionally, secured and unsecured creditors forgave certain debt resulting in a gain of approximately $1,650,000. The Company established a new $4,000,000 asset based revolving credit facility with a bank and established a $2,000,000 letter of credit facility with an affiliate of MR. Both the bank facility and the letter of credit facility provide for rates which are more competitive in today's lending environment. Interest on the bank loans are at the prime rate plus 1% and letters of credit, prior to draw, are provided at a rate of 1% of the sum of the face amount plus any underlying bank fees and opening charges (approximately an additional 1-1/2% to 2% per annum).

         The bank credit facility includes certain restrictive covenants which, among other things, require the Company to maintain certain financial ratios and capital funds (tangible stockholders' equity and subordinated notes payable) of $2,000,000 by August 30, 1995. The bank credit facility also requires MR or its affiliates to make additional loans or otherwise cause capital funds of the Company to be maintained at no less than $2,000,000. These provisions effectively require the Company to raise capital through equity offerings, proceeds from the exercise of stock options or warrants or through additional subordinated borrowings or from MR or its affiliates, to finance any operating losses.

         The Agreement and financing resulted in an increase in working capital of approximately $3,600,000, so that the Company's working capital deficiency of approximately $2,300,000 was converted to positive working capital of approximately $1,300,000. At December 31, 1995 the Company's working capital was approximately $550,000 and will not be sufficient to meet management's objectives in 1996. The Company does not anticipate making significant capital expenditures during the foreseeable future. In addition, the Company plans the sale of additional equity securities and/or the issuance of subordinated notes, in order to generate sufficient capital resources to assure continuation of the Company's operations. The Company must obtain these or similar additional resources or consider modifications to its operating plans including reductions in operating costs to enable it to continue operations. However, no assurance can be given that the Company will be successful in raising additional capital to support future operations. Further, there can be no assurance, assuming the Company successfully raises additional funds and is able to utilize its existing credit facility or establish a new facility that the Company will achieve profitability or a positive cash flow.

         As of December 31, 1995, the Company was in default of certain financial covenants required by the loan agreement with its bank, although the Company's bank has waived such defaults through March 31, 1996. As of December 31, 1995, no amounts were outstanding under the bank facility, although as of March 14, 1996, there was $854,000 outstanding under this facility. In order for the Company to fund its goals, the Company must either renegotiate the terms of the financing facility provided by the Company's bank, obtain additional waivers of defaults past March 31, 1996 or cure such defaults, or arrange a new facility suitable to the Company's needs with a different lender. The Company is currently in negotiations with a new lender to replace its existing facility. In addition, the Company plans to raise additional funds to support the Company's operations through the sale of additional equity securities and/or the issuance of subordinated notes. The Company must obtain these or similar additional resources or consider modifications to its operating plans, including reductions in operating costs to enable it to continue operations. However, no assurance can be given that the Company will be successful in raising additional capital to support future operations. Further, there can be no assurance, assuming the Company successfully raises additional funds and is able to use its existing credit facility or establish a new facility that the Company will achieve profitability or a positive cash flow.

Seasonality

         The Company's business continues to be seasonal, with the first and third quarter sales typically being the strongest, corresponding to the spring and back-to-school seasons.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See pages F-1 through F-23 and S-1 attached hereto.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Incorporated by reference from the Company's Current Report on Form 8-K dated August 23, 1995 and amended on October 13, 1995.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference from the Company's 1996 proxy statement to be filed pursuant to General Instruction G(3) to the Form 10-K, except information concerning certain Executive Officers of the Company which is set forth in Item
4.1 of this Report.

ITEM 11: EXECUTIVE COMPENSATION

         Incorporated by reference from the Company's 1996 proxy statement to be filed pursuant to General Instruction G(3) to the Form 10-K.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

         Incorporated by reference from the Company's 1996 proxy statement to be filed pursuant to General Instruction G(3) to the Form 10-K.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference from the Company's 1996 proxy statement to be filed pursuant to General Instruction G(3) to the Form 10-K.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K

 (a)(1)  Financial Statements.
                                                                          page
                                                                          ----
         Report of Independent Accountants - Margolis & Company, P.C.     F-2
         Report of Independent Accountants - Coopers & Lybrand L.L.P.     F-3
         Consolidated Balance Sheets as of December 31, 1995 and 1994     F-4
         Consolidated Statements of Operations for the years ended
           December 31, 1995, 1994 and 1993                               F-5
         Consolidated Statements of Shareholders' Equity for the years
           ended December 31, 1995, 1994 and 1993                         F-6
         Consolidated Statements of Cash Flows for the years ended
           December 31, 1995, 1994 and 1993                           F-7 - F-8
         Notes to Consolidated Financial Statements                   F-9 - F-23

 (a)(2)  Schedules.

         Schedule VIII - Valuation and Qualifying Accounts for the years ended
         1995, 1994 and 1993.                                               S-1

         All other schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto, or is not applicable or required.

 (a)(3)   Exhibits.

     No.  Description
      1
   2.1 Securities Purchase Agreement dated June 21, 1995 by and between the Registrant and MR Acquisitions, Inc.
      2
   2.2 First Amendment to Securities Purchase Agreement by and between the Registrant and MR Acquisitions, Inc. dated July 31, 1995.

   3.1    The Company's Certificate of Incorporation, as amended.
      3
   3.2    The Company's Bylaws as amended.
      3
   4.1    Specimen of Common Stock Certificate.
      2
  10.1 Loan and Security Agreement by and between the Registrant and KPR Sports International, Inc.
      2
  10.2 Promissory Note in the principal amount of $851,440 by and between Registrant as maker and KPR Sports International, Inc. as payee.

       2
  10.3 Demand Promissory Note in the principal amount of $2,000,000.00 by and between Registrant as borrower and KPR Sports International, Inc. as lender.
       2
  10.4    Letter of Credit Financing Agreement by and between Registrant and
          KPR Sports International, Inc.
       2
  10.5 Warrant to Purchase 5,100,000 shares of the Registrant's Common Stock issued to MR Acquisitions, L.L.C.
       2
  10.6 Warrant to purchase 4,000,000 shares of the Registrant's Common Stock issued to MR Acquisitions, L.L.C.
       2
  10.7    Registration rights Agreement by and between the Registrant and
          MR Acquisitions, Inc.
       2
  +10.8 Employment Agreement dated July 31, 1995 by and between the Registrant and Sheri Poe.
       2
  +10.9 Employment Agreement dated July 31, 1995 by and between the Registrant and Steven Wolf.
       4
 +10.10 Employment Agreement dated September 25, 1995 by and between the Registrant and Dennis F. DiDominicis.
       2
  10.11 Settlement Agreement by and between Registrant and Pro-Specs American Corporation.
       5
 +10.12   1987 Stock Option Plan
       6
 +10.13   1988 Stock Option Plan
       7
 +10.14   1990 Stock Option Plan
       8
 +10.15   1992 Stock Option Plan
       9
 +10.16   1993 Stock Option Plan
       2
 +10.17   1995 Stock Option Plan.
       10
 +10.18   1995 Non-Employee Directors' Stock Option Plan.
       11
  10.19 Letter of Credit Financing Agreement with Exhibits dated as of May 1, 1991 by and between the Registrant and Pro-Specs America Corporation.
       11
  10.20 Loan and Security Agreement effective as of July 1, 1991 by and between the Registrant and Pro-Specs America Corporation.
       11
  10.21 Demand Secured Promissory Note dated July 1, 1991 of the Registrant in the principal amount of $1,000,000 in favor of Pro-Specs America Corporation.
                                      -22-

       12
  10.22 Revolving Credit Agreement dated as of March 30, 1992 by and between the Company and Sheri Poe.
       12
  10.23 Security Agreement dated as of March 30, 1992 by and between the Company and Sheri Poe-Brieske.
       12
  10.24 Subordination Agreement dated as of March 30, 1992 by and between Sheri Poe and Pro-Specs America Corporation
       13
  10.25 Amendment dated as of November 15, 1991 to the Letter of Credit Financing Agreement and Security Agreement dated as of July 1, 1991 between the Company and Pro-Specs America Corporation
       13
  10.26 Amendment dated as of July 1, 1992 to the Letter of Credit Financing Agreement and Security Agreement dated as of July 1, 1991 between the Company and Pro-Specs America Corporation.
       14
  10.27   Retail Collection Factoring Agreement as amended and related documents.
       15
  10.28   Amendment dated November 23, 1993 to the Retail
          Collection Factoring Agreement between the Company and Heller Financial, Inc.
       15
  10.29 Promissory note dated December 31, 1993, in the amount of $125,000, representing a loan from Sheri Poe.
       15
  10.30 Form of Amendment dated March 18, 1994 to the Retail Collection Factoring Agreement between the Company and Heller Financial, Inc.
       16
  10.31 Amendments dated May 11, 1994 and June 28, 1994 to Retail Collection Factoring Agreement.
       17
  10.32   Confidential Financing Summary dated September 13, 1994.
       17
  10.33   Form of Distribution Agreement utilized in the Financing.
       18
  10.34 Amendment dated as of November 22, 1994 to the Letter of Credit Financing Agreement dated as of July 1, 1991 between the Company and Pro-Specs America Corporation.
       18
  10.35 Amendment dated February 22, 1995 to the Retail Collection Factoring Agreement between the Company and Heller Financial, Inc.
       2
  10.36 Termination of Lease Agreement, dated June 27, 1995, by and between Bradford D. Whitten as landlord and Registrant as Tenant.
       2
  10.37 Promissory Note in the principal amount of $500,000 by and between the Registrant and Michael Rubin.
       2
  10.38 Sublease Agreement dated July 31, 1995 by and between KPR Sports International, Inc. as sublessor and Registrant as sublessee.
       2
  10.39 Loan and Security Agreement dated as of July 31, 1995 by and between Registrant and borrower and Midlantic Bank as lender.

       2
  10.40 Revolving Credit Note in the principal amount of $4,000,000 by and between the Registrant or maker and Midlantic Bank as payee.
       2
  10.41 Overview of Financing and Form of Subscription Agreement relating to Private Placement.
       4
  10.42   Letter from Midlantic Bank, dated November 14, 1995.
       4
  10.43   Letter from KPR Sports International, Inc., dated November 14, 1995.

  11.1    Computation of Earnings Per Share.

  21.1    Subsidiaries of the Company.

-------------
 + Management contract or compensatory plan or arrangement.
 1
  Incorporated by reference to Form 8-K dated June 21, 1995.
 2
  Incorporated by reference to Form 8-K dated July 31, 1995.
 3
  Incorporated by reference to the Company's Registration Statement
  No. 33-33754.
 4
  Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the nine-month period ended September 30, 1995.
 5
  Incorporated by reference to the Company's Registration Statement
  No. 33-19754-B.
 6
  Incorporated by reference to the Company's Registration Statement
  No. 33-27501.
 7
  Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the nine-month period ended September 30, 1990.
 8
  Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.
 9
  Incorporated by reference to the Company's Form S-8 Registration Statement filed on January 3, 1994.
10
  Incorportation by reference to the Company's Proxy Statement filed on October 13, 1995 in connection with the 1995 Special Meeting in lieu of Annual Meeting held on November 15, 1995.
11
  Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991.
12
  Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992.
13
  Incorporated by reference to the Company's Post-Effective
  Amendment No. 5 to Registration Statement 33-33754.
14
  Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.
15
  Incorporated by reference to the Company's Annual Report on
  Form 10-K for the year ended December 31, 1993.
16
  Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.
17
  Incorporated by reference to the Company's Quarterly Report on S-K dated September 27, 1994.
18
  Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

 (b)      Reports on Form 8-K.

          The Company filed a Current Report on Form 8-K dated June 2, 1995 reporting the Letter of Intent with MR Acquisitions, Inc.

          The Company filed a Current Report on Form 8-K dated June 21, 1995 reporting the execution of the Securities Purchase Agreement between the Company and MR Acquisitions, Inc.

          The Company filed a Current Report on Form 8-K dated July 31, 1995 on August 8, 1995 reporting the completion of the transactions with MR Acquisitions L.L.C. (assignee of MR Acquisitions, Inc.).

          The Company filed a Current Report on Form 8-K dated August 23, 1995 on August 28, 1995 and amended on October 13, 1995 reporting the change in the Company's independent auditors from Coopers & Lybrand L.L.P. to Margolis & Company, P.C.


 (c)      Exhibits.  See Exhibit Volume.

                            RYKA Inc. and Subsidiary
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


                                                                         PAGE
                                                                         ----

 Report of Independent Accountants - Margolis & Company P.C.             F - 2

 Report of Independent Accountants - Coopers & Lybrand L.L.P.            F - 3

 Consolidated Balance Sheets at December 31, 1995 and 1994               F - 4

 Consolidated Statements of Operations - Three Years Ended
     December 31, 1995, 1994 and 1993                                    F - 5

 Consolidated Statements of Stockholders' Equity (Deficiency) -
     Three Years Ended December 31, 1995, 1994 and 1993                  F - 6

 Consolidated Statements of Cash Flows - Three Years Ended
     December 31, 1995, 1994 and 1993                                    F - 7

 Notes to Consolidated Financial Statements                              F - 9


 Financial Statement Schedule:
 -----------------------------
 Valuation and Qualifying Accounts                                        S-1

                        REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Stockholders
RYKA Inc.
King of Prussia, Pennsylvania

We have audited the consolidated balance sheet of RYKA Inc. and subsidiary as of December 31,1995 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the year then ended. We have also audited the financial statement schedule listed in Item 14(a)(2) in this Form 10-K for the year ended December 31, 1995. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RYKA Inc. and its subsidiary at December 31, 1995, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

The accompanying financial statements for the year ended December 31, 1995 have been prepared assuming that RYKA Inc. will continue as a going concern. As more fully described in Note A, the Company has incurred significant operating losses since its inception and has an accumulated deficit at December 31, 1995 of $17,848,484. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans in regard to this matter are described in Note A. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                           MARGOLIS & COMPANY P.C.


Bala Cynwyd, Pennsylvania
January 19, 1996

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of Ryka Inc.:

We have audited the consolidated balance sheets of Ryka Inc. and its subsidiary as of December 31, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the two years ended December 31, 1994. We have audited the financial statement schedule listed in item 14(a)(2) in this Form 10-K for the two years ended December 31, 1994. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ryka Inc. and its subsidiary at December 31, 1994, and the consolidated results of their operations and their cash flows for the two years ended December 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information required to be included therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has incurred significant recurring losses since its inception and has an accumulated deficit of $14,219,007 at December 31, 1994. The Company was in default on payments under its inventory financing agreements at various times during and subsequent to the year ended December 31, 1994. The Lender has the right to terminate the agreements with thirty days written notice beginning April 30, 1995. The Company has not been successful in it efforts to arrange alternate financing arrangements. Based upon present conditions, there can be no assurance that the present financing arrangements will continue. The Company has entered into a Merger Agreement requiring a majority approval by its stockholders, whereby the Company would become a wholly owned subsidiary of the proposed acquirer. If the Merger is not consummated on or before July 31, 1995 due to a failure to obtain the required vote of the Company's stockholders or for failure to obtain an opinion of patent and trademark counsel as to certain matters, the Company becomes liable for the acquirer's transaction costs, as defined in the Merger Agreement. As discussed in Note H, four separate class action suits have been filed against the Company and its directors challenging the proposed merger. At this time, the Company cannot predict the extent of additional losses, if any, that may result from an adverse outcome in these complaints or the impact thereof on the consolidated financial statements. The Company believes that failure to consummate the Merger would have a material adverse effect on the Company's financial position and future results of operations. Based upon present conditions, there can be no assurance that the Merger will be consummated or that the Merger Agreement will not be amended or terminated before consummation of the Merger. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Boston, Massachusetts
March 15, 1995, except for
Note A as to which the date                         Coopers & Lybrand L.L.P.
is March 28, 1995

                            RYKA Inc. and Subsidiary
                           Consolidated Balance Sheets
-------------------------------------------------------------------------------


                                                                                  December 31,
                                                                           1995                1994
                                                                      --------------        -----------
                                     ASSETS
   Current assets:
      Cash and cash equivalents                                       $     77,509         $   296,226
      Accounts receivable, net of allowance for doubtful
         accounts of $57,573 in 1995 and $518,875 in 1994                  533,490           2,933,994
      Inventory                                                            678,319           3,763,835
      Prepaid expenses and other current assets                            118,294             166,946
                                                                        ----------         -----------
                   Total current assets                                  1,407,612           7,161,001

   Property, net of accumulated depreciation                               195,083             173,118
   Security deposits and other assets                                          500              15,753
                                                                        ----------         -----------
                   Total assets                                         $1,603,195         $ 7,349,872
                                                                        ==========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
      Accounts payable                                                 $   738,865        $    419,866
      Payable to factories                                                     -               390,113
      Payable to lender                                                        -             2,783,464
      Payable to factor                                                        -             1,286,237
      Accrued expenses                                                     111,749             436,203
      Due to affiliate                                                       2,043                -
                                                                       -----------        ------------
                  Total current liabilities                                852,657           5,315,883
                                                                       -----------        ------------
   Subordinated note payable, affiliate                                    851,440                -
                                                                       -----------        ------------
   Commitments and contingencies

   Stockholders' equity (deficiency):
      Preferred stock, $0.01 par value, 1,000,000
        shares authorized; none issued or outstanding                          -                  -
      Common stock, $0.01 par value, 70,000,000
        shares and 45,000,000 shares authorized at
        December 31, 1995 and 1994, respectively; 46,135,326
        and 26,474,326 shares issued and outstanding at
        December 31, 1995 and 1994, respectively                           461,353             264,743
      Additional paid-in capital                                        17,286,229          15,988,253
      Accumulated deficit                                              (17,848,484)        (14,219,007)
                                                                       -----------         -----------
                   Total stockholders' equity (deficiency)                (100,902)          2,033,989
                                                                       ------------        -----------
                   Total liabilities and stockholders' equity          $ 1,603,195         $ 7,349,872
                                                                       ===========         ===========


The accompanying notes are an integral part of these consolidated financial statements.

                            RYKA Inc. and Subsidiary

                      Consolidated Statements of Operations
------------------------------------------------------------------------------




                                                                         Year Ended December 31,
                                                              1995                1994                  1993
                                                           ---------------------------------------------------

Net sales                                                   $ 7,538,354        $16,024,991         $14,300,282

Other revenues                                                   75,904            228,508              50,000
                                                           ---------------------------------------------------

                                                              7,614,258         16,253,499          14,350,282
                                                           ---------------------------------------------------

Costs and expenses:
   Cost of goods sold                                         6,581,670         11,399,760          11,199,119
   Inventory write-down to lower of
      cost or market                                            586,000              -                   -
   General and administrative
     expenses                                                 1,706,165          1,605,688           1,645,553
   Provision for losses on doubtful accounts                    359,388            130,000             631,835
   Sales and marketing expenses                               1,591,379          2,265,943           2,085,077
   Advertising costs                                            212,307            338,334           1,162,825
   Research and development expenses                            359,646            226,271             361,780
   Special charges                                              379,434              -                   -
                                                           ---------------------------------------------------

   Total costs and expenses                                  11,775,989         15,965,996          17,086,189
                                                           ---------------------------------------------------

Operating income (loss)                                      (4,161,731)           287,503          (2,735,907)
                                                           ---------------------------------------------------

Other (income) expense:
   Interest expense                                             348,169            805,272             699,231
   Interest income                                               (6,328)            (6,354)             (6,647)
   Merger related costs                                         783,289              -                   -
   Other                                                         (7,128)             -                   -
                                                           ---------------------------------------------------

   Total other expenses, net                                  1,118,002            798,918             692,584
                                                           ---------------------------------------------------

Net loss before extraordinary gain                           (5,279,733)          (511,415)         (3,428,491)

Extraordinary gain--forgiveness of debt                       1,650,256               -                  -
                                                           ---------------------------------------------------

Net loss                                                   ($ 3,629,477)      ($   511,415)       ($ 3,428,491)
                                                           ===================================================

Net loss per share:
   Loss before extraordinary gain                          ($      0.15)      ($      0.02)       ($      0.15)
   Extraordinary gain                                              0.05
                                                           ---------------------------------------------------
Net loss per share                                         ($      0.10)      ($      0.02)       ($      0.15)
                                                           ===================================================

Weighted average common shares and
   common equivalent shares outstanding                      34,540,653         24,210,083          23,573,316
                                                           ===================================================


The accompanying notes are an integral part of these consolidated financial statements.

                            RYKA Inc. and Subsidiary
          Consolidated Statements of Stockholders' Equity (Deficiency)
-------------------------------------------------------------------------------

                                                                    Additional
                                              Common Stock           Paid-in        Accumulated
                                         Shares         Amount       Capital          Deficit          Total
                                    ----------------------------------------------------------------------------
Balance at December 31,
 1992                                 23,101,948       $231,019      $14,214,459     ($10,279,101)    $4,166,377

Issuance of stock for services            24,258            243           30,807                          31,050

Exercise of stock options                105,150          1,051           26,127                          27,178

Exercise of warrants                     490,000          4,900          509,100                         514,000

Net loss                                                                            (   3,428,491)   ( 3,428,491)
                                    ----------------------------------------------------------------------------

Balance at December 31,
   1993                               23,721,356        237,213       14,780,493     ( 13,707,592)     1,310,114

Exercise of stock options                197,175          1,972           58,781                          60,753

Issuance of stock, net of
   offering costs                      2,555,795         25,558        1,148,979                       1,174,537

Net loss                                                                             (    511,415)   (   511,415)
                                    ----------------------------------------------------------------------------

Balance at December 31,
   1994                               26,474,326        264,743       15,988,253     ( 14,219,007)     2,033,989

Issuance of stock in connec-
   tion with forgiveness of debt         500,000          5,000          120,000                         125,000

Issuance of warrants in connec-
   tion with forgiveness of debt                                           5,319                           5,319

Issuance of stock and warrants,
    net of offering costs             18,320,000        183,200          724,153                         907,353

Issuance of stock for services
   related to stock offering              40,000            400            9,600                          10,000

Issuance of stock for settle-
   ment of employment
   contract                               60,000            600           14,400                          15,000

Issuance of warrants to lender
   in connection with credit
   facility                                                              100,000                         100,000

Exercise of stock options                 41,000            410            9,838                          10,248

Exercise of warrants                     700,000          7,000          273,000                         280,000

Contributed services                                                      41,666                          41,666

Net loss                                                                             (  3,629,477)   ( 3,629,477)
                                    ----------------------------------------------------------------------------
Balance at December 31,
   1995                               46,135,326       $461,353      $17,286,229     ($17,848,484)   ($  100,902)
                                    ============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                            RYKA Inc. and Subsidiary

                      Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------

                                                                                Year Ended December 31,
                                                                     1995               1994             1993
                                                                -----------------------------------------------
   Cash flows from operating activities:
      Net loss                                                   ($3,629,477)       ($  511,415)     ($3,428,491)
      Adjustments to reconcile net loss to net cash
        provided by (used for) operating activities:
         Extraordinary item - forgiveness of debt                ( 1,650,256)            -               -
         Depreciation and amortization                                52,640             45,291           51,142
         Provision for losses on accounts receivable                 359,388            130,000          631,835
         Advertising credits                                                                             614,217
         Capital contributed as services                              41,666             -               -
         Issuance of common stock and warrants
            for services                                             115,000             -                31,050
         Loss on disposition of equipment                                504             -               -
      Changes in operating assets and liabilities:
         Accounts receivable                                       2,041,116        (   274,266)     (   462,934)
         Inventory                                                 3,085,516        (   483,187)     (    20,031)
         Prepaid advertising                                                                             109,243
         Prepaid expenses and other current assets                    48,652        (     6,030)          79,595
         Accounts payable and accrued expenses                     1,070,386        (   604,145)       1,208,148
         Payable to factories                                    (   390,113)            -               -
         Due to affiliate                                              2,043             -               -
                                                                -----------------------------------------------

              Net cash provided by (used for) operating
                 activities                                        1,147,065        ( 1,703,752)     ( 1,186,226)
                                                                -------------------------------------------------


   Cash flows from investing activities:
      Acquisitions of equipment                                  (    90,109)       (   130,895)     (    53,290)
      Proceeds from sale of equipment                                 15,000             -               -
      Security deposits and other assets                              15,253             12,500      (     6,768)
                                                                -------------------------------------------------

              Net cash used for investing activities             (    59,856)       (   118,395)     (    60,058)
                                                                -------------------------------------------------


                             CONTINUED ON NEXT PAGE

                            RYKA Inc. and Subsidiary

------------------------------------------------------------------------------

                                                                                Year Ended December 31,
                                                                     1995               1994             1993
                                                                -------------------------------------------------

   Cash flows from financing activities:
      Increase (decrease) in payable to lender, net              ($2,078,730)        $  155,971      ($  472,507)
      Increase (decrease) in payable to factor, net              ( 1,286,237)           786,237          500,000
      Proceeds from bridge financing                                   -                300,000          -
      Repayment of bridge financing                                    -            (   300,000)         -
      Proceeds from notes payable to stockholder                       -                 -               125,000
      Repayment of notes payable to stockholder                        -            (   125,000)     (   375,000)
      Repayments of capital lease obligations                          -            (    17,878)     (    17,795)
      Proceeds from exercise of stock options and
         warrants                                                    290,248             60,753          541,178
      Proceeds from issuance of common stock, net of
          issuance costs                                             917,353          1,174,537          -
      Proceeds from subordinated note payable, affiliate             851,440             -               -
                                                                 -----------------------------------------------

              Net cash provided by (used for) financing
                 activities                                      ( 1,305,926)         2,034,620          300,876
                                                                 -----------------------------------------------

   Net increase (decrease) in cash and cash
      equivalents                                                (   218,717)           212,473      (   945,408)

   Cash and cash equivalents, beginning of year                      296,226             83,753        1,029,161
                                                                 -----------------------------------------------

   Cash and cash equivalents, end of year                         $   77,509         $  296,226       $   83,753
                                                                  ==============================================



Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                         $  340,715         $  303,092        $ 370,945
                                                                  ==============================================
   Cash paid during the year for income taxes                     $    -             $   -             $ -
                                                                  ==============================================


Supplemental schedule of noncash investing and
    financing activities:
      Issuance of common stock in connection with
         settlement with Pro-Specs                                $   125,000        $   -             $ -
                                                                  ==============================================

      Issuance of warrants in partial settlement of
         amounts due creditors                                    $     5,319        $   -             $ -
                                                                  ==============================================

      Issuance of common stock and warrants for
         services                                                 $   145,000        $   -             $ -
                                                                  ==============================================

The accompanying notes are an integral part of these consolidated financial statements.

                            RYKA Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

RYKA Inc. ("RYKA" or the "Company"), a Delaware corporation, designs, develops and markets high- performance athletic footwear specifically for women to retail outlets primarily located in North America and Europe. Operations commenced in February, 1987.

The Company's financial statements for the year ended December 31, 1995 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant recurring losses since its inception and had an accumulated deficit at December 31, 1995 of $17,848,484. As described in Note C, the Company was involved in several significant transactions during 1995, which included the sale of securities, a change in key management, the establishment of a new loan and security agreement with a bank, the settlement of debts with secured and unsecured creditors and moving the Company's principal offices. Without the occurrence of these transactions or other strategic arrangements, there was substantial doubt that the Company would be able to remain in business through the third quarter of 1995. Having accomplished such transactions, management plans to develop and acquire new merchandise, market and promote the Company's product and expand the workforce in support of the Company's current plans. To accomplish these goals, the Company will have to incur substantial expenditures and incur continuing operating losses during 1996. The Company's working capital at December 31, 1995 will not be sufficient to meet management's objectives in 1996.

Additionally, the Company was in violation of certain financial covenants required by the loan and security agreement with the Company's principal lender, at December 31, 1995, although a waiver of default was obtained from the lender through March 31, 1996 and subsequent through April 30, 1996. Based on the covenant violations covered by the waiver, it is unlikely that the violations will be cured by April 30, 1996. Accordingly, unless an additional waiver is obtianed, the long-term availability of these funds is uncertain. The expenditures, described above, were to be funded, in part, through the financing facility provided by the Company's principal lender. Management is currently in discussions with another lender to pursue other financing on terms acceptable to the Company. Based on current discussions with another lender the Company believes it possible for alternate financing to be obtained although 1) no definitive agreement has been reached to date, 2) additional equity or subordinated debt funding would be required as a prerequisite to such lender financing and 3) there is no assurance that the equity or subordinated debt funding will be obtained or that the new loan will be finalized. In connection with the foregoing, and the Company's requirements from time to time, management plans the sale of additional equity securities and/or the issuance of subordinated notes, in order to generate sufficient capital resources to assure continuation of the Company's operations. Management recognizes that the Company must obtain these or similar additional resources or consider modifications to its operating plans including reductions in operating costs to enable it to continue operations. However, no assurance can be given that the Company will be successful in raising additional capital to support future operations. Further, there can be no assurance, assuming the Company successfully raises additional funds and is able to utilize its existing credit facility or establish a new facility that the Company will achieve profitability or a positive cash flow.

The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

NOTE B -SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of RYKA Inc. and its wholly owned subsidiary, RYKA GmbH, a German corporation. During 1994 RYKA GmbH was involuntarily dissolved by the Munich Trade Register. RYKA GmbH's sole business activity consisted of holding title to the stylized RYKA and dual parallelogram trademarks, which are both key trademarks of the Company, and licensing them back to the Company. During 1995, the Company had legal proceedings in Germany and caused full ownership of such trademarks to be transferred to the Company from RYKA GmbH. All intercompany accounts and transactions have been eliminated in consolidation. The Company currently operates without a subsidiary.

                            RYKA Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

NOTE B -SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Cash Equivalents: The Company considers highly liquid investments with maturities at date of purchase of less than three months to be cash equivalents.

Inventory: Inventory, consisting of women's high-performance athletic footwear, is valued at the lower of cost (determined by the first-in, first-out method) or market.

Equipment: Equipment is stated at cost. Depreciation is provided over the estimated useful lives of the assets, generally five to seven years, using the straight-line method. Included in these assets are leasehold improvements which are amortized over the shorter of the useful life of the improvement or the remaining term of the lease. Expenditures for maintenance and repairs are expensed as incurred. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in results of operations.

Income Taxes: The Company follows the provision of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires recognition of deferred income taxes for all temporary differences between the tax and financial reporting basis of the Company's assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. SFAS 109 also requires a valuation allowance against net deferred assets if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Revenue Recognition: Sales, net of discounts, are recognized upon the shipment of footwear.

Other Revenues: Beginning in 1994, RYKA's independent foreign distributors primarily purchased footwear directly from the Company's overseas manufacturers, and the Company receives royalty on those purchases. Income from direct purchases by foreign distributors is included in Other Revenues. In 1993, Other Revenues consisted of a license fee for the transfer of rights to an international territory.

Loss Per Share: Loss per share is based on the weighted average number of shares of common stock and dilutive common stock equivalent shares outstanding during each year. Stock options and warrants are included as common stock equivalents, using the treasury stock method, in the computation of weighted average shares outstanding when dilutive.

Reclassifications: Certain 1994 and 1993 balances have been reclassified to conform with the 1995 financial statement presentation.

Use of Estimates: The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising Expense: The Company expenses the cost of advertising the first time the advertising takes place. At December 31, 1995, $15,982 of advertising which is to take place in 1996 was reported as an asset and included in prepaid expenses. Advertising expense was $212,307 for 1995.

Stock Option Plans: The Company accounts for employee stock compensation plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25). Under such method, compensation is measured by the quoted market price of the stock at the measurement date less the amount, if any, that the employee is required to pay. The measurement date is the first date on which the number of shares that an individual employee is entitled to receive and the option or purchase price, if any, are known.

                            RYKA Inc. and Subsidiary
             Notes to Consolidated Financial Statements - Continued
-------------------------------------------------------------------------------

NOTE B -SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Recently Issued Accounting Standards: In October 1995, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 permits companies to choose between a "fair value based method of accounting" for employee stock options or to continue to measure compensation cost for employee stock compensation plans using the intrinsic value based method of accounting prescribed by APB 25. The Company intends to continue to use the APB 25 method. Entities electing to remain with this method, must make pro-forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value based method of accounting defined in SFAS 123 had been applied to all awards granted in fiscal years beginning after December 15, 1994. The Company, as permitted under SFAS 123, will make such disclosures for 1995 awards in its 1996 annual financial statements.

NOTE C - SECURITIES PURCHASE AGREEMENT WITH MR ACQUISITIONS, L.L.C.

On January 30, 1995, the Company and L.A. Gear, Inc. announced the execution of the Agreement and Plan of Merger (the "Merger Agreement") with L.A. Gear, Inc. and Brands Acquisition Corp., a wholly-owned subsidiary of L.A. Gear, Inc. On April 27, 1995 L.A. Gear, Inc. notified the Company that it was terminating the Merger Agreement. On May 17, 1995 the Company received notice of termination of its financing agreement with Pro-Specs America Corporation ("Pro-Specs") effective June 16, 1995. Pro-Specs provided the principal source of financing for the production activities of the Company. Subsequently the Company reviewed several financing proposals from possible strategic partners or financing sources and in June, 1995, MR Acquisitions, Inc. and the Company entered into a Securities Purchase Agreement (the "Agreement") to provide the Company with up to $8,000,000 of new financing. The Agreement was subsequently assigned to MR Acquisitions, L.L.C. ("MR"). The Agreement was consummated on July 31, 1995 (the "Closing") and the Company received cash proceeds from the sale of stock and the ability to obtain funds through a new financing facility. In addition, the Company negotiated substantial debt forgiveness with both secured and unsecured creditors and established a new management team to operate the restructured Company.

Following are the significant provisions of the Agreement and financing facility (the "Transaction") between MR and the Company as set forth in the Agreement dated June 21, 1995, as amended, the Loan Agreement and Security Agreement (the "Loan Agreement") dated July 31, 1995 and the settlement of obligations due to various creditors:

1.    Transactions with MR:

      MR purchased for consideration of $148,560 a total of 14,800,000 shares of Common Stock of the Company (10,800,000 shares were delivered at closing and the balance of 4,000,000 shares were delivered after approval by the stockholders on November 15, 1995 of an amendment to the Certificate of Incorporation increasing the number of authorized shares) and a seven year warrant to purchase an additional 5,100,000 shares of Common Stock for $.01 per share. Further, KPR Sports International, Inc, ("KPR"), an affiliate of MR loaned $851,440 to the Company in the form of a secured subordinated loan with interest at prime plus one percent and with repayment terms coincident with the revolving credit facility with the principal lender. The Affiliate has indicated that it does not intend repayment to be made during 1996.

      In connection with the bank loan described below, MR is responsible for making future subordinated loans or capital infusions, or causing the same to occur, in amounts substantially equal to any losses incurred by the Company subsequent to the date of the Transaction such that by August 30, 1995 capital funds are maintained at a minimum of $2,000,000, as defined. See Note C(2) below for information regarding waiver of default related to these provisions.

                            RYKA Inc. and Subsidiary
             Notes to Consolidated Financial Statements - Continued
-------------------------------------------------------------------------------


NOTE C - SECURITIES PURCHASE AGREEMENT WITH MR ACQUISITIONS, L.L.C. - CONTINUED

1.    Transactions with MR - continued:

      As part of the Transaction, the Company issued a seven year contingent stock purchase warrant (the "Contingent Warrant"), to MR to purchase up to an additional 4,000,000 shares of Common Stock for an exercise price of $.01 per share, of which 461,444 shares are vested. Pursuant to the warrant terms, if at any time within one year from the date of issuance of the Contingent Warrant the Company issues a number of shares of Common Stock which results in the Company having in excess of 50,000,000 shares of Common Stock issued and outstanding, provided, that any such shares above such 50,000,000 were issued solely for the purpose of a) inducing a lender to make a loan or loans to the Company, or b) in connection with an infusion of capital to the Company, or c) a settlement of debts with the Company's creditors, or d) a combination thereof, then upon the occurrence of such stock issuance, for every ten (10) additional shares of Common Stock which are issued, four (4) of such shares shall vest under the Contingent Warrant to MR, who upon exercise shall pay an additional one cent ($.01) per share for the issuance of such additional shares.

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


2.    Transaction with principal lender:

      In connection with the Transaction, the Company entered into a Loan and Security Agreement with its principal lender to establish a $4,000,000 asset based revolving credit facility. The facility makes funds available to the Company based on a percentage of inventory and accounts receivable, as defined. Interest on the amounts outstanding will be paid monthly at the rate of prime plus one percent and the facility is due on demand. As of December 31, 1995, the Company owed $ -0 - under this facility. Interest expense incurred in connection with this facility was $6,907 for the year ended December 31, 1995.

      The Loan and Security Agreement requires the Company to observe certain covenants and maintain certain minimum levels of tangible net worth and leverage. Further, as described above, after August 30, 1995, there is a requirement for additional subordinated loans or equity infusions in the event that losses occur subsequent to the date of the Transaction which would cause capital funds to decrease below $2,000,000, as defined. Such $2,000,000 minimum required the infusion of additional equity or subordinated loans of approximately $900,000 by December 31, 1995, and, as described below, such infusion was postponed.

      At December 31, 1995, the Company was in default of certain provisions of the Loan and Security Agreement requiring certain credit and life insurance to be obtained within prescribed timeframes, losses incurred by the Company subsequent to the Transaction date to be funded by MR making subordinated loans or capital infusions, or causing the same to occur (the "Funding Requirement"), and the covenant requiring establishment and maintenance of certain minimum tangible net worth. At December 31, 1995 the difference between the actual minimum tangible net worth amount and the required amount was approximately $900,000.

      The principal lender has waived the defaults, extended the time for the credit insurance to be obtained, and postponed the Funding Requirement and minimum tangible net worth requirements, through March 31, 1996, and subsequently through April 30, 1996.

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

                            RYKA Inc. and Subsidiary
             Notes to Consolidated Financial Statements - Continued
-------------------------------------------------------------------------------

NOTE C - SECURITIES PURCHASE AGREEMENT WITH MR ACQUISITIONS, L.L.C. - CONTINUED

3.    Equity transaction - Investors:

      In connection with the Transaction, the Company offered for sale, through a private placement, 4,000,000 shares of Common Stock and the results of the private placement were as follows:

                                   Shares Placed             Proceeds Received
                                   -------------             -----------------
        At closing                   3,020,000                   $255,000
                                     =========                   ========
        At December 31, 1995         3,520,000                   $880,000
                                     =========                   ========

      As a condition of the private placement, in the event the Company is unable to register such securities with the Securities and Exchange Commission in a filing which is effective within 120 days of the Closing, the Company will be required to remit to the investors $7,500 and warrants to purchase 5,000 shares for each month such registration statement does not become effective, up to a maximum reduction in stock proceeds of $150,000 and additional issuance of 100,000 shares of Common Stock. The registration was not accomplished within the 120 day period, however, waivers have been received or are being requested from the participants in the private placement through March 31, 1996 related to the provisions requiring a $7,500 per month remittance and issuance of warrants. Further, the financial statement impact at December 31, 1995 would be de minimus. Accordingly, the entire amount of the proceeds has been recorded as equity in the balance sheet.

      From the date of closing of the Transaction until completion of the private placement, the Company's Chairman and Chief Executive Officer provided a subordinated bridge loan to the Company. This loan is evidenced by a promissory note bearing no interest and is due upon receipt by the Company of the proceeds of the private placement. At December 31, 1995, a total of $120,000 remained outstanding on such loan. As of December 31, 1995, a total of 480,000 shares have yet to be sold to investors. Originally, in the event the private placement was not completed by August 26, 1995, such bridge loan was to be converted to equity based on the same terms as the private placement, with the exception of the provisions causing a contingent reduction in stock proceeds, as described above. The conversion date was subsequently extended until March 31, 1996. Since the ultimate effect of this transaction will be to increase the outstanding capital stock of the Company through the sale of common stock to investors or conversion of the bridge loan into common stock, the transaction has been given effect to in these financial statements as if it had been completed. Included in additional paid-in capital at December 31, 1995 is $120,000 related to the bridge loan for shares not sold. Further, such shares, although not outstanding, have been considered as such in the computation of loss per share.

4.    Settlement with secured and unsecured creditors:

      As required by the Agreement, the Company negotiated the following settlement arrangements with secured and unsecured creditors:

      o   Pro-Specs America Corporation:

          The Company entered into a Settlement Agreement with Pro-Specs America Corporation, a lender described more fully in Note E(2), under which $1,804,734 of secured indebtedness was settled by payment of $1,100,000 in cash and the issuance of 500,000 shares of Common Stock. These shares of Common Stock were issued upon approval by the shareholders on November 15, 1995 of an amendment to the Certificate of Incorporation increasing the number of authorized shares. These shares have been valued at $.25 each or $125,000 in the aggregate. Pro-Specs was also obligated to certain vendors pursuant to letters of credit opened on behalf of the Company for the purchase of approximately $1,000,000 in merchandise to be received in the future. In connection with the settlement, as a result of separate negotiations with such vendors, Pro-Specs was released from any obligations in connection with such letters of credit.

                            RYKA Inc. and Subsidiary
             Notes to Consolidated Financial Statements - Continued
-------------------------------------------------------------------------------

NOTE C - SECURITIES PURCHASE AGREEMENT WITH MR ACQUISITIONS, L.L.C. - CONTINUED

4.    Settlement with secured and unsecured creditors - continued:

      In connection with the foregoing, the Company recognized a gain on restructuring of this debt in the amount of $579,734 in the third quarter of 1995.

      o   Other creditors:

          In early July 1995, the Company was obligated to various unsecured creditors in the aggregate amount of approximately $1,250,000. These creditors were contacted and, generally, given the opportunity to elect one of the following methods of settlement of the amounts due to them:

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

          Creditors who were owed approximately $839,000 elected Option A. The Company made payments to these creditors totaling approximately $68,000 and recognized a gain of approximately $771,000 in the third quarter of 1995.

          Creditors who were owed approximately $98,000 elected Option B. The Company made payments to these creditors totaling approximately $3,000 and issued 53,192 warrants resulting in a gain recognized of approximately $91,000 in the third quarter of 1995.

          In addition, approximately $315,000 of claims were settled under other negotiated arrangements requiring the payment of approximately $107,000 in the aggregate resulting in a gain of approximately $208,000 in the third quarter of 1995.

          Currently the Company is negotiating with creditors who are owed approximately $31,500.

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

                            RYKA Inc. and Subsidiary
             Notes to Consolidated Financial Statements - Continued
-------------------------------------------------------------------------------

NOTE C - SECURITIES PURCHASE AGREEMENT WITH MR ACQUISITIONS, L.L.C. - CONTINUED

5.    Other matters - continued:

      o The Company's Credit and Collection Agreement with Heller Financial Inc., its factor, described in Note E(1), was modified so that the credit facility previously provided to the Company was terminated and only collection services are currently being provided.

      o At closing, the Company had 45,000,000 shares of common stock authorized for issuance. Prior to the Closing, approximately 26,500,000 shares of common stock were issued and outstanding and approximately 3,600,000 additional shares of common stock were reserved for issuance of stock options and warrants unrelated to this Transaction. The stockholders of the Company were requested to approve and approved an increase in the number of authorized shares of Common Stock to 70,000,000 at a special meeting on November 15, 1995 in order to enable the Company to issue shares, options and warrants as a result of the Transaction and to have shares available for future financing and stock options.

          A summary of shares issued and outstanding at December 31, 1995, but which were pending release prior to stockholders' approval of the amendment to the certificate of incorporation increasing the number of authorized shares or otherwise included in the computation of loss per share from the date of the Transaction, is as follows:

            Shares purchased by MR in connection with Transaction      4,000,000

            Shares for professional fees as reimbursement to MR for
            Transaction costs                                             40,000

            Shares to Pro-Specs in connection with settlement of
            secured indebtedness                                         500,000

            Shares as termination of employment contract with former
            employee                                                      60,000
                                                                       ---------
                                                                       4,600,000

            Remaining shares to be issued pursuant to 4,000,000
            shares  private placement                                    480,000
                                                                       ---------
                                                                       5,080,000
                                                                       =========

          For purposes of calculating the weighted average number of common and common equivalent shares outstanding for the computation of loss per share, such stockholder approval has been assumed as of the date of the Transaction.

NOTE D - RELATED PARTY TRANSACTIONS

1.    Affiliates of MR Acquisitions, L.L.C. (MR):

      The Company relocated to King of Prussia, Pennsylvania in August 1995 where it conducts its operations and warehouses inventory in a facility subleased from an affiliate of MR. Terms of the sublease require rental payments of approximately $4,000 per month for use of these facilities and warehousing services commencing August 1, 1995 through July 31, 1997. Rent expense related to this lease totaled $19,792 for the year ended 1995. Any other cost related to the use of the joint facility or for other services provided by MR or its affiliates will be charged to the Company on an arms length basis and will be subject to approval by a special disinterested committee of the Board of Directors. Rent expense charged to operations in connection with this lease, as well as other leases, was $58,792, $117,250 and $99,188 in the years ended December 31, 1995, 1994 and 1993, respectively.

      KPR Sports International, Inc., an affiliate of MR and an entity owned by the Chairman and Chief Executive Officer of the Company, has advanced certain funds to the Company on a temporary basis. Such amounts remaining outstanding at December 31, 1995, are included in the balance sheet under current liabilities as due to affiliate.

                            RYKA Inc. and Subsidiary
             Notes to Consolidated Financial Statements - Continued
-------------------------------------------------------------------------------

NOTE D - RELATED PARTY TRANSACTIONS - CONTINUED

1.    Affiliates of MR Acquisitions, L.L.C. (MR) - continued:

      MR through its affiliate, KPR, has made available to the Company, a letter of credit facility in the amount of $2,000,000. This facility is used by the Company to finance the purchase of manufactured inventory with overseas vendors. At December 31, 1995, letters of credit in the amount of $168,652 were issued by KPR on behalf of the Company. Merchandise inventory received under the terms of the facility is recorded in the financial statements upon transfer of title to the Company which, generally, occurs upon payment to KPR.

      As stated in Note C, KPR loaned the Company $851,440 in the form of subordinated debt.

      Included in the statement of operations are sales of $85,254 relating to footwear sold to KPR yielding a profit of $9,258 to the Company. These goods were prior season's merchandise which was sold at negotiated terms on an arms-length basis. KPR did not realize a profit on the ultimate sale of this merchandise.

      The Chairman and Chief Executive Officer of the Company devotes a portion of his time to the Company's operations and marketing and sales-related activities for which he does not receive any compensation. The value of these services for the five months ended December 31, 1995, estimated at $41,666, was recorded as compensation expense and included as part of general and administrative expenses in the statement of operations and as a contribution to capital and included as additional paid-in capital in the balance sheet.

      A summary of all related party transactions with MR or its affiliate, for the period July 31, 1995 to December 31, 1995, are as follows:

                                                            Amount             Amount
                          Financial                        Included         Included in       Amount Included
       Nature of          Statement      Transaction       in Due        Subordinated Note     in Additional
      Transactions      Classification     Amount       To Affiliate     Payable Affiliate    Paid-in Capital
      ------------      --------------   -----------    ------------     -----------------    ---------------
      Purchase of
       Inventory        Inventory          $256,892

      Sale of           Property
        Equipment                            15,000

      Proceeds from     Subordinated
        Subordinated      Note payable
        Debt                                851,440                        $851,440

      Sale of
        Merchandise     Net sales            85,254

      Rent              General and
                          Administrative
                          Expense            19,792

      Interest on       Interest
        Subordinated      Expense
        Debt                                 34,555

      Temporary
       Advances                             172,591          $2,043

      Services con-     General
       tributed to        and
       Capital            Administration
                          Expense
                          and
                          Additional
                          Paid-In
                          Capital            41,666                                               $41,666
                                                           --------        --------               -------

                                                             $2,043        $851,440              $ 41,666
                                                            =======        ========              ========

                            RYKA Inc. and Subsidiary
             Notes to Consolidated Financial Statements - Continued
-------------------------------------------------------------------------------


NOTE D - RELATED PARTY TRANSACTIONS - CONTINUED

2.    Other Matters:

      Through mid 1995, the Company made available the services of certain personnel and office space for The R.O.S.E. Fund Inc, formally The RYKA R.O.S.E.(TM) Foundation (the "Foundation"), a non-profit organization dedicated to helping end violence against women, which was founded in June 1992 by the then President and Chief Executive Officer of the Company. The Company had also pledged to make contributions to the Foundation equal to 7% of its annual pretax profits, with minimum contributions of $10,000 per quarter beginning January 1, 1993. For the years ended December 31, 1994 and 1993 the minimum contribution of $40,000 has been included in general and administrative expenses. The Agreement has been terminated and contributions for 1995 were de minimus.

      On December 31, 1993 the Company issued an unsecured Promissory Note (the "Note") for $125,000 to the then President and Chief Executive Officer of the Company. The Note bore interest at the prime rate plus 3 1/2% per annum, and was payable on the earlier of demand or July 1, 1994. As of May 12, 1994, the balance of the Note was repaid in full. In connection with such loan, 100,000 options were issued to the then President and Chief Executive Officer. The weighted average interest rate during the period for 1993 and 1992 was 9.5% and 8.19% respectively.

      On March 30, 1992 the Company entered into a Revolving Credit Agreement (the "Agreement") with the then President and Chief Executive Officer of the Company. Pursuant to the Agreement, the Company could borrow up to $700,000 for working capital needs. Advances under this Agreement, as amended, accrued interest at the prime rate plus 3 1/2% per annum, payable on the earlier of demand or June 30, 1993, and were collateralized by a subordinated security interest in all assets of the Company. During 1993, the balance was repaid in full and the Agreement was terminated.


NOTE E - TERMINATED FINANCING AGREEMENTS

1.    Accounts Receivable Credit and Collection Agreement:

      Effective July 1, 1993 the Company entered into a one-year credit and collection agreement (the "Factoring Agreement") with Heller Financial, Inc. (the "Factor"). Under the Factoring Agreement, the Company sold the majority of its domestic trade accounts receivable to the Factor, which provides general credit and collection services and also provided credit guarantees without recourse for certain preapproved customers, except in cases where there were merchandise returns or merchandise disputes in the normal course of business. The Factor also purchased nonapproved accounts receivable on a with recourse basis. The Factor received a commission of 1.125% of purchased net receivables for the first $10 million of factored volume, after which time the commission was lowered to 1%.

      In November 1993 the Factoring Agreement was amended to establish a revolving credit facility (the "Facility"), allowing for advances up to the lesser of 50% of purchased net receivables or $500,000. In March 1994 the Factoring Agreement was further amended to increase the ceiling on advances to the lesser of 50% of purchased net receivables or $1,000,000. During May 1994, the Factoring Agreement was further amended to increase the ceiling on advances to the lesser of 70% of purchased net receivables or $1,500,000. Interest on advances was charged by the Factor at the prime rate plus 2%. On February 28, 1995, RYKA further amended the Factoring Agreement to increase the ceiling on advances to the lesser of 70% or purchased net receivables or $2,250,000 through April 30, 1995, after which the maximum reverted to $1,500,000. Advances under the Facility were collateralized by a primary interest in the accounts receivable of the Company and a secondary interest in all other assets.

      Included in accounts receivable at December 31, 1995 and 1994 was $ -0-and $2,054,000, of receivables due from Factor of which $ -0- and $654,000, respectively, were receivables factored with recourse. The Company has assigned to the Lender, described in Note E(2), seventy percent of all collections or advances under the Factoring Agreement.

      Upon closing of the Transaction with MR, described in Note C, the credit Facility previously provided to the Company by the factor was terminated and only collection services are currently being performed.

                            RYKA Inc. and Subsidiary
             Notes to Consolidated Financial Statements - Continued
-------------------------------------------------------------------------------

NOTE E - TERMINATED FINANCING AGREEMENTS - CONTINUED

2.    Inventory Financing Agreements:

      During 1991 the Company entered into two financing agreements (the "Pro-Specs Agreements") with Pro-Specs America Corporation ("Pro-Specs"), a Korean trading company (the "Lender"). Under the amended terms of the Pro-Specs Agreements the Company could establish, with the prior written consent of the Lender, revolving letters of credit and banker's acceptances to finance up to $4 million of footwear purchases. The line was collateralized by a secondary interest in accounts receivable and a primary interest in the inventory and other assets of the Company.

      The Lender invoiced the Company for costs relating to financing charges, insurance, letter of credit costs and commissions. These charges added approximately 8% to the Company's manufactured cost of footwear.

      The Company was in default at various times during 1995,1994 and 1993 on its payments to the Lender, which required, among other things, that all drawdowns under the $4 million facility be repaid in full each 120 days. On November 22, 1994, the Company and the Lender amended the Pro-Specs Agreements to provide that effective April 30, 1995, the Pro-Specs Agreements may be terminated by either party upon 30 days written notice. The Company was in default on its payments at various times during 1995 and on May 17, 1995 the Company received notice of termination of the Pro-Specs Agreements with the Lender effective June 16, 1995.

      Upon closing the Transaction with MR, all obligations under the Pro-Specs Agreements were settled as described in Note C(4).


NOTE F - INCOME TAXES

For the years ended December 31, 1995, 1994 and 1993 the Company had no provision for income taxes. The components of the net deferred tax assets at December 31, 1995 and 1994, respectively, are as follows:

                                                           December 31,
                                                     1995              1994
                                                 -----------       ------------
         Deferred Assets:
           Inventory                             $   39,088        $   90,567
           Provision for doubtful accounts           23,029           193,514
           Net operating loss carryforwards       7,042,668         5,349,399
           Other                                     39,776            38,306
                                                -----------       -----------
         Gross deferred tax asset                 7,144,561         5,671,786
           Valuation allowance                  ( 7,144,561)      ( 5,671,786)
                                                -----------       -----------
         Net deferred tax asset                  $   -             $    -
                                                ===========       ===========

      Due to the uncertainty surrounding the realization of these favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets. As of December 31, 1995 the Company had available net operating loss carryforwards of approximately $17,606,000 which expire in the years beginning 2002 through 2010. The use of net operating loss carryforwards may be subject to annual limitations based on ownership changes of the Company's stock, as defined by Section 382 of the Internal Revenue Code of 1986.

NOTE G - PROPERTY

      Major classes of property, at cost, are as follows:
                                                           December 31,
                                                    1995              1994
                                                -----------       -----------
         Equipment                               $  364,969        $  460,182
         Leasehold improvements                       7,407            25,066
                                                -----------       -----------
                                                    372,376           485,248
         Less accumulated depreciation and
         amortization                           (   177,293)        ( 312,130)
                                                -----------       -----------
                                                 $  195,083          $173,118
                                                ===========       ===========

                            RYKA Inc. and Subsidiary
             Notes to Consolidated Financial Statements - Continued
-------------------------------------------------------------------------------

NOTE G - PROPERTY - CONTINUED

As described more fully in Note D(1) the Company relocated in August, 1995. As a result of the relocation the Company abandoned leasehold improvements which had an original cost of $25,066 and a net book value of $1,966, and terminated leases for equipment under capital leases which had an original cost of $85,852 and a net book value of $1,683.

Fully depreciated equipment, furniture and fixtures previously subject to capital leases retired during 1994 of $82,002 was removed from the accounts.

NOTE H - COMMITMENTS AND CONTINGENCIES

In February and March 1995, four purported class actions entitled R. David Thinly v. RYKA Inc., et al. (February 8, 1995), Robert C. Macauley, IRA v. Poe, et al. (February 4, 1995), Gordon Fyfe v. Poe et al. (February 14, 1995) and James Sheeley v. RYKA Inc. et al. (March 13, 1995) were commenced in Delaware Chancery Court by four alleged stockholders of RYKA against RYKA and the RYKA Board of Directors relating to the proposed merger with L. A. Gear, Inc. which was announced by L.A. Gear, Inc. and the Company on January 30, 1995. The complaints in the Thinly and Sheeley actions also name L.A. Gear, Inc. and its subsidiary, Brands Acquisition Corp., as defendants. The complaints in the actions allege, among other things, that the RYKA Board breached its fiduciary duties to its stockholders by failing to maximize stockholder value and obtain the best transaction reasonably available for its stockholders in connection with the anticipated transaction. The complaints in the Thinly and Sheeley actions sought (i) injunctive relief against any action which might diminish, or have the effect of diminishing, stockholder value, (ii) unspecified compensatory damages and (iii) costs and disbursements, including reasonable attorneys' and experts' fees. The complaints in the Macauley and Fyfe actions sought (i) a preliminary and permanent injunction against the anticipated transaction, (ii) an order for the RYKA Board to carry out its fiduciary duties to its stockholders, (iii) an accounting of any profits that might be realized by the RYKA Board through the anticipated transaction and (iv) costs and disbursements, including reasonable attorneys' fees. All of these actions were consolidated under the name In Re RYKA Shareholders Litigation, Consolidated Civil Action No. 14023. On May 17, 1995, the Court entered an Order and Stipulation of Dismissal in this Action.

The Company is involved in various routine litigation, including litigation in which the Company is a plaintiff, incident to its business. The Company believes that the disposition of the routine litigation will not have a material adverse effect on the financial position of the Company.

NOTE I - EQUITY

The Company is authorized to issue up to 1,000,000 shares of Preferred Stock, $.01 par value. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights. No preferred stock has been issued as of December 31, 1995.

During September through November 1994, the Company raised a total of $1,174,537, net of offering costs of $218,896, through the sale of 2,555,795 shares of Common Stock in an unregistered offering to overseas investors. In connection with the unregistered overseas offering, in consideration for their services the Company issued to the placement agent a three year non-redeemable warrant to purchase 150,000 shares of Common Stock at an exercisable price of $1.00 per share with piggy-back registration rights.

During 1995, the Company was party to several equity transactions as more fully described in Note C.


NOTE J - STOCK OPTIONS

Pursuant to option grant letters, but not pursuant to any formal plan ("Non-Plan Grants"), the Company has issued options to certain individuals to purchase shares of the Company's Common Stock at prices which approximated fair market value at the date of grant. The options vest at various times over periods ranging up to four years and, if not exercised, expire up to ten years after the date of grant.

                            RYKA Inc. and Subsidiary
             Notes to Consolidated Financial Statements - Continued
------------------------------------------------------------------------------

NOTE J - STOCK OPTIONS - CONTINUED

The Company also has seven separate stock option plans (the "Plans"). Under the terms of the 1987 Stock Option Plan, 1988 Stock Option Plan, 1990 Stock Option Plan, 1992 Stock Option Plan, 1993 Stock Option Plan, 1995 Stock Option Plan and 1995 Non-employee Directors Plan, the Company may grant qualified and nonqualified options to purchase up to 626,421, 350,000, 750,000, 875,000, 900,000, 1,500,000 and 250,000 shares of Common Stock, respectively, to employees, Directors and consultants of the Company. The options vest at various times over periods ranging up to five years. All options have been granted at not less than the fair market value of the Common Stock as of the date of grant. The options, if not exercised, expire up to 10 years after the date of grant.

                                                                     Number of Shares
                        ----------------------------------------------------------------------------------------------
                                                                                                  Non-
                        Non-Plan      1987     1988     1990    1992      1993       1995       employee     Price of
                         Grants       Plan     Plan     Plan    Plan      Plan       Plan       Directors     Shares
                        ----------------------------------------------------------------------------------------------

Outstanding at
   December 31, 1992      93,321    288,746  152,152  441,000  863,667                                     $0.25-$1.31

      Granted                        20,000                              532,000                           $0.65

      Exercised                       3,500    2,550   99,000      100                                     $0.25-$1.25

      Cancelled                      39,500    6,616    3,500  157,000                                     $0.56-$1.31
                         ---------------------------------------------------------------------------------------------

Outstanding at
   December 31, 1993      93,321    265,746  142,986  338,500  706,567   532,000                           $0.25-$1.31

      Granted            250,000     67,000           120,000  675,000   350,000                           $0.55-$1.06

      Exercised                                7,335  163,000   25,840     1,000                           $0.25-$0.65

      Cancelled           25,000     50,000    3,300  120,000  508,000     7,500                           $0.56-$1.25
                         ---------------------------------------------------------------------------------------------

Outstanding at
   December 31, 1994     318,321    282,746  132,351  175,500  847,727   873,500                           $0.25-$1.31

      Granted            100,000                                          10,000  1,200,000                $0.25-$0.47

      Exercised                      20,000    2,500   18,500                                              $0.25

      Cancelled            2,000     11,000                      9,167    22,000                           $0.25-$0.84
                         ---------------------------------------------------------------------------------------------
Outstanding at
   December 31, 1995     416,321    251,746  129,851  157,000  838,560   861,500  1,200,000      -         $0.25-$1.31
                         =======    =======  =======  =======  =======   =======  =========    ======      ===========

As of December 31, 1995, options to purchase 247,571 shares, related to Non-Plan grants, have vested and are exercisable.

As of December 31, 1995, options to purchase 2,383,727 shares have vested and are exercisable under the Plans. At December 31, 1995, the Company has reserved 4,479,657 shares of Common Stock for potential future issuance under the various Plan and Non-Plan grants.

During 1994, of the stock options granted in 1992 and 1991, options to purchase an aggregate of 371,000 and 114,250 shares, respectively, were repriced after their initial issuance, to fair market value at the date of repricing.

                            RYKA Inc. and Subsidiary
             Notes to Consolidated Financial Statements - Continued
-------------------------------------------------------------------------------

NOTE K - COMMON STOCK PURCHASE WARRANTS

In connection with its second public offering, the Company issued warrants that entitle the underwriter to purchase up to 242,500 shares of Common Stock at $2.23 per share. These warrants expired unexercised on June 6, 1994.

In connection with its third public offering in July 1990, the Company issued 470,000 warrants (the "Unit Warrants"), each of which entitled the underwriter to purchase up to one unit at a price of $1.20. Each Unit Warrant consisted of one share of Common Stock and one Common Stock Purchase Warrant. Each Common Stock Purchase Warrant entitles the Underwriter to purchase one share of Common Stock at an exercise price of $1.00 per share. During 1993, 120,000 warrants and 120,000 Common Stock Purchase Warrants were exercised which resulted in cash proceeds to the Company of $264,000 and issuance of 240,000 shares of Common Stock. Prior to modification, these Unit Warrants originally were to expire on July 16, 1995, but were extended. In advance of the modified expiration date of August 30, 1995, a total of 350,000 Unit Warrants remained outstanding and their terms had been modified so that the purchase price of each Unit Warrant had been reduced to $.45. Through further modification, the exercise price of each of the Unit Warrants and Common Stock Purchase Warrants was reduced to $.40 and during August, 1995 the Company received proceeds totalling $280,000 as a result of the full exercise of these warrants.

In connection with a $3 million line of credit which expired on September 9, 1990, the Company issued its prior lender warrants to purchase 250,000 shares of Common Stock. During 1993 all of these warrants were exercised, resulting in cash proceeds to the Company of $250,000 and the issuance of 250,000 shares of Common Stock.

In connection with the provisions of an investment banking agreement in 1994, the Company issued warrants that entitle the investment banking firm to purchase 50,000 shares of Common stock at a price of $.60 per share. At December 31, 1995, none of these warrants were exercised. If not exercised, these warrants will expire on January 3, 2004.

In connection with an unregistered overseas offering of the Company's Common Stock during 1994, the Company issued warrants to a placement agent to purchase at total of 150,000 shares of Common Stock at an exercise price of $1.00 per share. At December 31, 1995, none of these warrants were exercised. If not exercised, these warrants will expire on September 13, 1997.

In connection with a bridge financing composed of two short term notes of $150,000 each during July 1994, the Company issued warrants to purchase a total of 30,000 shares of Common Stock, as adjusted to a total of 38,031 shares based upon the terms of each of the warrants, at an exercise price of $0.8125 per share. If not exercised, 19,569 of these warrants will expire on July 14, 1999 and 18,462 will expire on July 25, 1999. These short term loans were outstanding for approximately 60 and 90 days at the rate of 5% and 6% per thirty day period, respectively, and were repaid in full as of December 31, 1994.

At December 31, 1995 the following common stock purchase warrants were outstanding:

                                        Number of Shares        Average Exercise Price      Expiration Date
                                      ---------------------------------------------------------------------------
Through December 31,                        150,000                     $1.00               September 13, 1997
   1994:                                     19,569                     $0.8125             July 14, 1999
                                             18,462                     $0.8125             July 25, 1999
                                             50,000                     $0.60               January 3, 2004

Related to the Transaction                5,100,000                     $0.01               July 31, 2002
   described in Note C which              4,000,000(a)                  $0.01               July 31, 2002
   occurred in 1995:                        500,000                     $0.57               July 31, 2000
                                            100,000                     $0.42               July 31, 2000
                                             53,192                     $1.50               July 31, 2000

-------------
(a)   Contingent warrant of which 461,444 shares have vested per Note C(1).

                            RYKA Inc. and Subsidiary
             Notes to Consolidated Financial Statements - Continued
-------------------------------------------------------------------------------

NOTE L - SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

The Company's sales and accounts receivable are primarily with national chain stores. In 1995 one customer accounted for 20% of the Company's total revenue. A second and third customer each accounted for 10% of total 1995 revenues. In 1994, one customer accounted for 25% of the Company's total revenues with no corresponding revenues in 1993. Aggregate sales to five divisions of one major customer accounted for approximately 16% of 1994 total revenues, and 34% of total revenues in 1993. A third customer accounted for 10% of total 1994 revenues, with no corresponding sales in 1993. There were no other single customers or group of customers under common control that accounted for at least 10% of total revenues in 1995, 1994 or 1993.

Accounts receivable for the three significant customers at December 31, 1995 was approximately $323,000. Accounts receivables for the three significant customers at December 31, 1994 was approximately $1,600,000, of which $676,000 was secured by letter of credit and the remaining $924,000 was purchased by the Factor without recourse.

NOTE M - SPECIAL CHARGES

In connection with the Transaction described in Note C, the related closing of the Massachusetts facility, and relocation of operations to Pennsylvania, the Company incurred the following special charges:

  Professional fees and bank fees related to new credit
   facility, including value of warrant to bank                        $233,231

  Temporary housing costs for relocated personnel                        21,851

  Recruitment and relocation costs related to new management
   and personnel                                                         76,318

  Start-up and moving costs related to King of Prussia, PA
   warehouse and office                                                  48,034
                                                                       --------
                                                                       $379,434
                                                                       ========

NOTE N - NASDAQ LISTING

On July 19, 1995 the Company received an exception from the NASDAQ capital and surplus listing requirement so that its Common Stock continued to be listed on the NASDAQ Small Cap Market. The exception expired on September 15, 1995 and the Company was delisted from NASDAQ. Currently the Common Stock of the Company is listed on the Over-the-Counter Bulletin Board.

NOTE O - FINANCIAL INSTRUMENTS

The carying amounts and related fair values of the Company's financial instruments as of December 31, are as follows:

                                                Carying             Fair
                                                 Amount             Value
                                               --------             -----
           Cash and cash equivalents           $ 77,509            $ 77,509
                                               ========            ========


           Subordinated note
            payable, affiliate                 $851,440            $851,440
                                               ========            ========

                            RYKA Inc. and Subsidiary
             Notes to Consolidated Financial Statements - Continued
-------------------------------------------------------------------------------

NOTE P - SUBSEQUENT EVENT

During January 1996, the Board of Directors of the Company approved the filing of a registration statement with the Securities and Exchange Commission for the offering of approximately 4.2 million shares of Common Stock.

The shares will be issued pursuant to the "Partners Share Success" Equity Incentive Plan to be adopted by RYKA. The purpose of the Program is to provide an ownership interest in RYKA, through equity incentives, to retail sales personnel and store management personnel of RYKA's customers to educate consumers about RYKA's products and to increase the sale of RYKA's products to consumers.

Under the Program, RYKA currently intends to grant retail sales personnel one share of RYKA common stock for each pair of RYKA footwear sold and to grant store management personnel approximately 4 shares of RYKA common stock for every 10 pairs of RYKA footwear sold by retail sales personnel under their supervision. RYKA currently expects that the Program will remain in effect through the Spring of 2000.

The Program will be available to retail sales personnel of customers of RYKA who agree to participate in the Program and to purchase certain minimum quantities of RYKA's products.

The Company anticipates that awards of common stock pursuant to the Program will be accounted for as sales and marketing expense using the fair value of the equity instrument issued or other consideration, as applicable.

                Schedule VIII - Valuation and Qualifying Accounts
                            RYKA Inc. and Subsidiary

--------------------------------------------------------------------------------------------------------------------------------
      Col. A                        Col. B.                       Col. C                        Col. D               Col. E
--------------------------------------------------------------------------------------------------------------------------------
                                                                 Additions
--------------------------------------------------------------------------------------------------------------------------------
                                                                               (2)
                                                            (1)              Charged
                                   Balances at           Charged to          to Other                               Balances
                                   Beginning of          Costs and           Accounts          Deductions          at End of
   Description                        Period              Expenses          - Describe         - Describe            Period
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                         1
Year Ended December 31, 1993:        $446,034             $631,835              -              ($412,264)           $665,605
  Allowance for doubtful accounts
                                                                                                         1
Year Ended December 31, 1994:        $665,605             $130,000              -              ($276,730)           $518,875
  Allowance for doubtful accounts
                                                                                                         1
Year Ended December 31, 1995:        $518,875             $359,388              -              ($820,690)           $ 57,573
  Allowance for doubtful accounts

-------------
1
  Accounts written off against the allowance

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf on March 29, 1996 by the undersigned thereunto duly authorized.


                                     RYKA INC.


                                     By: /s/ Michael G. Rubin
                                         -------------------------------------
                                         Michael G. Rubin,
                                         Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 1996.



      SIGNATURE                       Capacity                               Date
---------------------       ------------------------------------       -----------------

/s/ Michael G. Rubin
-----------------------     Chairman and Chief Executive Officer        March 29, 1996
Michael G. Rubin

/s/ Steven A. Wolf
-----------------------     Chief Financial Officer                     March 29, 1996
Steven A. Wolf

/s/ Sheri Poe
-----------------------     Director                                    March 29, 1996
Sheri Poe

/s/ Kenneth J. Adelberg
-----------------------     Director                                    March 29, 1996
Kenneth J. Adelberg
