Form 10-Q
period 1996-03-31
RYKA INC
filed 1996-05-15
CIK 828750

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
================================================================================

                                   FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934.

            For the period ended MARCH 31, 1996
                                 --------------
                                      or
     [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934.

            For the transition period from ______________ to ______________

            Commission File Number 0-16611
                                   -------

                                   RYKA INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Delaware                                             04-2958132
- --------------------------------------------------------------------------------
     (State or other jurisdiction                              (I.R.S. Employer
   of incorporation or organization)                     Identification Number)
555 S. Henderson Road, Suite B, King of Prussia, PA                19406
- --------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)
                                 610-337-2200
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [X]   No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of May 3, 1996:

Common Stock $.01 par value                               46,615,326
- ---------------------------                          --------------------
  (Title of each class)                               (Number of Shares)

- --------------------------------------------------------------------------------

                           RYKA Inc. and Subsidiary
           Form 10-Q for the Three-Month Period Ended March 31, 1996
                               Table of Contents
================================================================================

                                                                                        Page
                                                                                        ----

PART I - FINANCIAL INFORMATION

  Item 1.    Financial Statements:
             Condensed Consolidated Balance
                Sheets as of March 31, 1996 and December 31, 1995                         3
             Condensed Consolidated Statements of Operations for the
                three-month periods ended March 31, 1996
                and March 31, 1995                                                        4
             Condensed Consolidated Statements of Cash Flows for the
                three-month periods ended March 31, 1996 and March 31, 1995               5
             Notes to Condensed Consolidated Financial Statements                      6 to 10

  Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                11 to 15



PART II - OTHER INFORMATION

  Item 1.    Legal Proceedings                                                           16
  Item 2.    Changes in Securities                                                       16
  Item 3.    Defaults on Senior Securities                                               16
  Item 4.    Submission of Matters to a Vote of Security Holders                         16
  Item 5.    Other Information                                                           16
  Item 6.    Exhibits and Reports on Form 8-K                                            16
  Signatures                                                                             17
  Exhibit Index and Exhibits                                                             18

PART I -- FINANCIAL INFORMATION
ITEM 1 -- FINANCIAL STATEMENTS

                           RYKA Inc. and Subsidiary
                     Condensed Consolidated Balance Sheets
- --------------------------------------------------------------------------------




                                                                     March 31,     December 31,
                                                                       1996            1995
                                                                   -------------   ------------
                                                                    (Unaudited)
                                    ASSETS

 Current assets:
   Cash                                                              $      185      $   77,509
   Accounts receivable, net of allowance for doubtful
     accounts of $73,800 in 1996 and $57,573 in 1995                  1,497,335         533,490
   Inventory                                                            865,197         678,319
   Prepaid expenses and other current assets                            226,086         118,294
                                                                     ----------      ----------

          Total current assets                                        2,588,803       1,407,612

 Property and equipment, at cost, net of accumulated
   depreciation                                                         185,526         195,083

 Deferred registration costs                                             40,000            --

 Security deposits                                                          535             500
                                                                     ----------      ----------

          Total assets                                               $2,814,864      $1,603,195
                                                                     ==========      ==========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:

   Note payable, bank                                                $1,237,000      $    --
   Accounts payable and accrued expenses                                806,410         850,614
   Due to affiliate                                                     259,522           2,043
                                                                     ----------      ----------

          Total current liabilities                                   2,302,932         852,657
                                                                     ----------      ----------

 Subordinated note payable, affiliate                                   851,440         851,440
                                                                     ----------      ----------
Commitments and contingencies

 Stockholders' deficiency:
   Preferred Stock, $0.01 par value, 1,000,000
     shares authorized; none issued or outstanding                       --               --
   Common Stock; $0.01 par value, 70,000,000
     shares authorized; 46,615,326 and 46,135,326 shares
     issued and outstanding at March 31, 1996 and
     December 31, 1995, respectively                                    466,153         461,353
   Additional paid-in capital                                        17,306,429      17,286,229
   Accumulated deficit                                             ( 18,112,090)   ( 17,848,484)
                                                                   ------------    ------------
          Total stockholders' deficiency                           (    339,508)   (    100,902)
                                                                   ------------    ------------
          Total liabilities and stockholders'
           deficiency                                              $  2,814,864    $  1,603,195
                                                                   ============    ============


Please refer to the notes to condensed consolidated financial statements.

                           RYKA Inc. and Subsidiary
                Condensed Consolidated Statements of Operations
- --------------------------------------------------------------------------------




                                                                       Three Months Ended
                                                                            March 31,
                                                                  1996                   1995
                                                                -------------------------------
                                                                           (Unaudited)
Net sales                                                     $ 2,014,333           $ 4,134,650

Other revenues                                                     --                    29,263
                                                              -----------           -----------

                                                                2,014,333             4,163,913
                                                              -----------           -----------
Costs and expenses:
 Cost of goods sold                                             1,376,197             3,449,778
 Inventory write-down to lower of cost or market                   --                   526,000
 General and administrative expenses                              227,579               608,938
 Sales and marketing expenses                                     414,592               795,914
 Research and development expenses                                208,407               113,572
 Special charges                                                   22,772                  --
                                                              -----------           -----------

                                                                2,249,547             5,494,202
                                                              -----------           -----------

Operating loss                                           (        235,214)        (   1,330,289)
                                                              -----------           -----------


Other (income) expense:
 Interest expense                                                  28,754               227,779
 Interest income                                         (            362)        (       1,200)
 Merger related costs                                              --                   683,460
                                                              -----------           -----------

                                                                   28,392               910,039
                                                              -----------           -----------
Net loss                                                 ($       263,606)        ($  2,240,328)
                                                           ==============           ===========

Net loss per share                                       ($          $.01)        ($        .08)
                                                           ==============           ===========

Weighted average common and common
 equivalent shares outstanding                                 46,615,326            26,474,326
                                                           ==============           ===========



Please refer to the notes to condensed consolidated financial statements.

                           RYKA Inc. and Subsidiary
                Condensed Consolidated Statements of Cash Flows
- --------------------------------------------------------------------------------



                                                                         Three Months Ended
                                                                             March 31,
                                                                       1996             1995
                                                                    ---------------------------
                                                                            (Unaudited)
Cash flows from operating activities:
 Net loss                                                         ($  263,606)      ($2,240,328)
 Adjustments to reconcile net loss to cash
  (used in) operating activities:
  Depreciation and amortization                                        13,088            15,000
  Provision for losses on accounts receivable                          16,227            51,211
  Capital contributed as services                                      25,000               --
  Reserve for inventory writedown to lower of cost or market            --              526,000
  Changes in operating assets and liabilities:
   Accounts receivable                                            (   980,072)      (   769,461)
   Inventory                                                      (   186,878)        1,281,565
   Prepaid expenses and other current assets                      (   107,792)          (30,569)
   Accounts payable and accrued expenses                          (    44,204)          338,006
   Due to affiliate                                                   257,479             --
                                                                   ----------        ----------

   Net cash (used in) operating activities                        ( 1,270,758)      (   828,576)
                                                                   ----------        ----------
Cash flows from investing activities:
 Acquisitions of equipment                                        (     3,531)      (    17,506)
 Security deposits                                                (        35)            --
                                                                   ----------        ----------

   Net cash (used in) investing activities                        (     3,566)      (    17,506)
                                                                   ----------        ----------
Cash flows from financing activities:
 Proceeds from note payable, bank                                   1,237,000             --
 Deferred registration costs                                      (    40,000)            --
 Principal payments under payable to lender, net                        --          (   294,096)
 Advances from factor, net                                              --              878,778
                                                                   ----------        ----------

   Net cash provided by financing activities                        1,197,000           584,682
                                                                   ----------        ----------

Net decrease in cash                                              (    77,324)      (   261,400)

Cash, beginning of period                                              77,509           296,226
                                                                   ----------        ----------

Cash, end of period                                                $      185        $   34,826
                                                                   ==========        ==========




Please refer to the notes to condensed consolidated financial statements.

                            RYKA Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
- --------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of RYKA Inc. ("RYKA" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying financial information is unaudited; however, in the opinion of Management, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of the operating results of the periods reported have been included. The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year.

This quarterly report should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Audited Consolidated Financial Statements as of December 31, 1995 as presented in the Company's Annual Report on Form 10-K.

The Company's financial statements for the quarter ended March 31, 1996 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant recurring losses since its inception and had an accumulated deficit at March 31, 1996 of $18,112,090. The Company was involved in several significant transactions during 1995, which included the sale of securities, a change in key management, the establishment of a new loan and security agreement with a bank, the settlement of debts with secured and unsecured creditors and moving the Company's principal offices. Without the occurrence of these transactions or other strategic arrangements, there was substantial doubt that the Company would have been able to remain in business through the third quarter of 1995. Having accomplished such transactions, management plans to develop and acquire new merchandise, market and promote the Company's product and expand the workforce in support of the Company's current plans. To accomplish these goals, the Company will have to incur substantial expenditures and expects to incur continuing operating losses during 1996. The Company's working capital at March 31, 1996 will not be sufficient to meet management's objectives in 1996.

Additionally, the Company was in violation of certain financial covenants required by the loan and security agreement with the Company's principal lender at March 31, 1996, although a waiver of these defaults was obtained from the lender through May 31, 1996. Defaults had existed at December 31, 1995 and previous waivers had been obtained. Based on the covenant violations covered by the waiver, it is unlikely that the violations will be cured by May 31, 1996. Accordingly, unless an additional waiver is obtained, the availability of these funds is uncertain. The Company's goals were to be funded, in part, through the financing facility provided by the Company's principal lender. Management is currently in discussions with another lender to pursue other financing on terms acceptable to the Company. Based on current discussions with another lender the Company believes it possible for alternate financing to be obtained although 1) no definitive agreement has been reached to date, 2) additional equity or subordinated debt funding would be required as a prerequisite to such lender financing and 3) there is no assurance that the equity or subordinated debt funding will be obtained or that the new loan will be finalized. In connection with the foregoing, and the Company's requirements from time to time, management plans the sale of additional equity securities and/or the issuance of subordinated notes in order to generate sufficient capital resources to assure continuation of the Company's operations. Management recognizes that the Company must obtain these or similar additional resources or consider modifications to its operating plans including reductions in operating costs to enable it to continue operations. However, no assurance can be given that the Company will be successful in raising additional capital to support future operations. Further, there can be no assurance, assuming the Company successfully raises additional funds and is able to utilize its existing credit facility or establish a new facility that the Company will achieve profitability or a positive cash flow.

The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

Net loss per share is based on the weighted average number of Common Stock and dilutive Common Stock equivalents outstanding during the period. Common stock equivalents are comprised, when dilutive, of stock options and Common Stock warrants.

NOTE B - DEBT

The Company has a $4,000,000 asset based revolving credit facility with its principal lender. The facility makes funds available to the Company based upon a percentage of inventory and accounts receivable, as defined in the agreement. Interest on the amounts outstanding is paid monthly at the rate of prime plus one percent and is due on demand. As of March 31, 1996, the Company owed $1,237,000 under this facility. Interest expense in connection with this facility was $5,614 for the three months ended March 31, 1996.

The loan and security agreement with the Company's principal lender requires the Company to observe certain covenants and maintain certain minimum levels of tangible net worth and leverage. Further, there is a requirement for additional subordinated loans or equity infusions in the event that losses occur subsequent to July 31, 1995 which would cause capital funds to decrease below $2,000,000, as defined. Such $2,000,000 minimum required the infusion of additional equity or subordinated loans of approximately $1,475,000 by March 31, 1996, and, as described below, such infusion had not been made.

At March 31, 1996, the Company was in default of certain provisions of the loan and security agreement requiring certain credit insurance to be obtained within prescribed timeframes, losses incurred by the Company subsequent to July 31, 1995 to be funded by MR Acquisitions L.L.C. ("MR") making subordinated loans or capital infusions, or causing the same to occur (the "Funding Requirement"), and the covenants requiring establishment and maintenance of certain minimum tangible net worth and leverage.

The principal lender has waived the defaults, extended the time for the credit insurance to be obtained and postponed the Funding Requirement, minimum tangible net worth and leverage requirements through May 31, 1996.


NOTE C - RELATED PARTY TRANSACTIONS

The Company conducts its operations and warehouses inventory in a facility subleased from an affiliate of MR. Terms of the sublease require rental payments of approximately $4,000 per month for use of these facilities and the warehousing through July 31, 1997. Any other cost related to the use of the joint facility or for other services provided by MR or its affiliates will be charged to the Company on an arms length basis and will be subject to approval by a special disinterested committee of the Board of Directors.

KPR Sports International, Inc. ("KPR"), an affiliate of MR, has advanced certain funds to the Company on a temporary basis. Such amounts are included in the balance sheet under current liabilities as due to affiliate.

MR, through KPR, continues to make available to the Company a letter of credit facility in the amount of $2,000,000. This facility is used by the Company to finance the purchase of manufactured inventory with overseas vendors. At March 31, 1996, letters of credit in the amount of $134,374 were issued by KPR on behalf of the Company. Merchandise inventory received under the terms of the facility is recorded in the financial statements upon transfer of title to the Company which, generally, occurs upon payment to KPR.

Included in the statement of operations are sales of $149,886 relating to footwear sold to KPR yielding a profit of $31,621 to the Company. These goods were prior season's merchandise which was sold at negotiated terms on an arms-length basis.

The Chairman and Chief Executive Officer of the Company devotes a portion of his time to the Company's operations and marketing and sales related activities for which he does not receive any compensation. The value of these services for the three months ended March 31, 1996, estimated at $25,000, was recorded as compensation expense and included as part of general and administrative expenses in the statement of operations and as a contribution to capital and included as additional paid-in capital in the balance sheet.

A summary of all related party transactions with MR or its affiliates for the quarter ended March 31, 1996 are as follows:



                                                                                                                Amount
                               Financial                           Amount                                      Included
  Nature of                    Statement         Transaction    Included in Due     Amount Included in       in Additional
Transactions                Classification         Amount        To Affiliate        Accrued Expenses       Paid-in Capital
- ------------              -------------------    -----------    ---------------     ------------------      ---------------
Purchase of
Inventory                Inventory                $1,340,198        $177,691

Sale of Merchandise      Net Sales                   149,886

Rent                     General and
                         Administrative
                         Expense                      11,875           7,917

Interest on
Subordinated Debt        Interest Expense             19,606                       $12,737

Interest on
Letters of Credit
Advances                 Interest Expense              1,779                         1,779

Temporary Advances                                   107,097          73,914

Services Contributed     General and
 to Capital              Administration
                         Expense and
                         Additional Paid-
                         in Capital                   25,000                                               $25,000
                                                                     -------        ------                  ------
                                                                    $259,522       $14,516                 $25,000
                                                                     =======        ======                  ======

NOTE D - EQUITY TRANSACTION, STOCK OPTIONS AND WARRANTS

Equity transaction - Investors:

The Company offered for sale, through a private placement, 4,000,000 shares of Common Stock during the third quarter to 1995 and the results of the private placement were as follows:


                          Shares Placed  Proceeds Received
                          -------------  -----------------
     July 31, 1995            3,020,000         $  255,000
                              =========         ==========
     December 31, 1995        3,520,000         $  880,000
                              =========         ==========
     March 31, 1996           4,000,000         $1,000,000
                              =========         ==========

As a condition of the private placement, in the event the Company is unable to register such securities with the Securities and Exchange Commission in a filing which is effective within 120 days of the actual Closing (by November 28, 1995), the Company will be required to remit to the investors $7,500 and warrants to purchase 5,000 shares for each month such registration statement does not become effective, up to a maximum reduction in stock proceeds of $150,000 and additional issuance of 100,000 shares of Common Stock. The registration was not accomplished within the 120 day period, however, waivers have been received from the participants in the private placement through March 31, 1996 related to the provisions requiring a $7,500 per month remittance. Since there is no financial statement impact at March 31, 1996 and the subsequent impact, if any, would be de minimis, the entire amount of the proceeds has been recorded as equity in the balance sheet.

With respect to the warrants, pursuant to the specific private placement terms, through March 31, 1996, 40,000 warrants are to be issued to investors with an exercise price of $.25 and exercisable 10 years after the date of issue.

From the date of closing on July 31, 1995 until completion of the private placement, the Company's Chairman and Chief Executive Officer provided a subordinated bridge loan to the Company. This loan is evidenced by a promissory note bearing no interest and is due upon receipt by the Company of the proceeds of the private placement. At December 31, 1995, a total of $120,000 remained outstanding on such loan. As of December 31, 1995, a total of 480,000 shares were yet to be sold to investors. At March 31, 1996, the remaining 480,000 shares had been sold and the bridge loan repaid with the proceeds. Originally, in the event the private placement was not completed by August 26, 1995, such bridge loan was to be converted to equity based on the same terms as the private placement, with the exception of the provisions causing a contingent reduction in stock proceeds, as described above. The conversion date was subsequently extended until March 31, 1996. Since the ultimate effect of this transaction is to increase the outstanding capital stock of the Company through the sale of common stock to investors or conversion of the bridge loan into common stock, the transaction had been previously given effect to as if it had been completed. During the quarter ended March 31, 1996 the portion of such proceeds representing the par value of 480,000 shares amounting to $4,800 was reclassified to common stock from additional paid-in capital.

Stock Options:

Pursuant to option grant letters, the Company has issued options to certain employees to purchase shares of the Company's common stock at prices which approximated fair market value at the date of grant. The options vest at various times over periods ranging up to four years and generally must be exercised within 10 years from the date of grant. A summary of such options granted in the first quarter of 1996 is as follows:

   Plan Year From                        Number of
 Which Stock Option                       Shares          Option
Shares Were Granted                      Granted          Price
- -------------------                      ---------        ------

       1987                               13,000          $.49
       1988                               10,000          $.39
       1992                               10,000          $.39
       1993                               37,000          $.49
       1995                              285,000          $.20
 Non Employee Directors                   25,000          $.20
                                         -------
                                         380,000
                                         =======


NOTE E - REGISTRATION STATEMENT - EQUITY INCENTIVE PLAN

During January 1996, the Board of Directors of the Company approved the filing of a registration statement with the Securities and Exchange Commission for the offering of approximately 4.2 million shares of Common Stock.

The shares will be issued pursuant to the "Partners Share Success" Equity Incentive Plan to be adopted by the Company. The purpose of the Program is to provide an ownership interest in the Company, through equity incentives, to retail sales personnel and store management personnel of the Company's customers to educate consumers about the Company's products and to increase the sale of the Company's products to consumers.

Under the Program, the Company currently intends to grant retail sales personnel one share of the Company common stock for each pair of Company footwear sold and to grant store management personnel approximately 4 shares of Company common stock for every 10 pairs of Company footwear sold by retail sales personnel under their supervision. The Company currently expects that the Program will remain in effect through the Spring of 2000.

The Program will be available to retail sales personnel of customers of the Company who agree to participate in the Program and to purchase certain minimum quantities of Company's products.

The Company anticipates that awards of common stock pursuant to the Program will be accounted for as sales and marketing expense using the fair value of the equity instrument issued or other consideration, as applicable.

Included in deferred registration costs at March 31, 1996 are approximately $40,000 in professional fees incurred in conjunction with the contemplated registration statement. All costs will be charged to sales and marketing expense during the term of the Program. If the offering is not consummated, the deferred registration costs will be charged to expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- --------------------------------------------------------------------------------
                          FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the Company's financial condition, results of operations and liquidity and capital resources and statements as to management's beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements.  Certain of these risks, uncertainties and other factors, as and when applicable, are discussed in the Company's filings with the Securities and Exchange Commission, including its most recent Form 10-K, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).
- --------------------------------------------------------------------------------

General Overview

The Company has not had a single profitable fiscal year since its inception and incurred a loss of approximately $264,000 during the quarter ended
March 31, 1996. In addition, the Company had an accumulated deficit of approximately $18,112,000 and a stockholders' deficiency of approximately $340,000 at March 31, 1996.

Through July 31, 1995, the Company was in default on several occasions under its agreements with Pro-Specs America Corporation ("Pro-Specs") to provide production financing. In May 1995, Pro-Specs notified the Company of its intention to terminate financing arrangements. During 1995, the Company reviewed several financing proposals, and on July 31, 1995 the Company consummated the financing arrangement with MR Acquisitions L.L.C. ("MR") to enable the Company to continue in existence. Without this financing arrangement, management believed there was substantial doubt that the Company would be able to remain in business.

The financing arrangement (the "Agreement") with MR provided the Company with cash proceeds from the sale of equity and subordinated debt and the ability to obtain funds and letters of credit through new financing facilities. As part of the financing, the Company negotiated substantial debt forgiveness with both secured and unsecured creditors and established a new management team to operate the restructured Company. Upon closing of the transaction with MR, the Company had capital funds comprised of a net worth and subordinated debt in excess of $1,500,000 as compared to an equity deficiency over $2,000,000 at June 30, 1995. At March 31, 1996 capital funds have been reduced through operating losses to approximately $500,000.

During the first half of 1995 and until the financing with MR was consummated, staff reductions occurred on both a voluntary and involuntary basis and temporary employees were required to handle daily operations. Sales efforts were limited for a variety of reasons, including the inability to obtain product from the Company's overseas production sources. Once the financing with MR was consummated, new management began to reposition the Company by, among other things, relocating the Company from Norwood, Massachusetts to King of Prussia, Pennsylvania, terminating remaining employees in the Massachusetts location, hiring and training new employees in key management positions, including a new President and a new Chief Financial Officer, filling of other necessary positions within the Company, and beginning to develop new products and build or rebuild customer and supplier relationships. While management believes that these activities will have a long-term beneficial impact, they had significant negative impact on the Company's sales and operations. As a result, the Company is unlikely to generate positive operating results in the near future. To accomplish its goals, to develop and acquire new merchandise, market and promote the Company's product and expand the workforce in support of the Company's current plans, the Company will have to incur substantial expenditures and expects to incur continuing operating losses during 1996. The Company's working capital at March 31, 1996 will not be sufficient to meet management's objectives in 1996. Accordingly, the Company will be required to obtain additional financing from its current lender or from a new lender and/or raise additional funds through the sale of equity or debt. See "Liquidity and Capital Resources" and Notes A and B to the Company's Condensed Consolidated Financial Statements.

Results of Operations

Three Months Ended March 31, 1996 as Compared to the Three Months Ended March
- -----------------------------------------------------------------------------
31, 1995
- --------

The following table sets forth, for the periods indicated, the relative percentage that certain items in the Company's Condensed Consolidated Statements of Operations bear to net sales:


(In Thousands)                         THREE MONTHS ENDED MARCH 31,
                                     --------------------------------

                                           1996                  1995
                                     ----------------      ----------------
                                       (Unaudited)            (Unaudited)

Net sales                          $ 2,014     100.0%   $  4,135     100.0%

Other revenues                        --                      29
                                   -------               -------

                                     2,014                 4,164
                                  --------               -------

Costs and expenses:
Cost of goods sold (includes
 inventory writedown to
 lower of cost or market)            1,376      68.3%      3,976      96.2%
General and administrative
 expenses                              228      11.3%        609      14.7%
Sales and marketing expenses           415      20.6%        796      19.3%
Research and development expenses      208      10.3%        113       2.7%
Special charges                         23       1.1%        --        --
                                   -----------------    -------------------

                                     2,250     111.6%      5,494     132.9%
                                   -----------------    -------------------

Operating loss                    (    236) (   11.6%) (   1,330)   ( 32.9%)

Other expense,  net                     28       1.4%        910      22.0%
                                   -----------------    -------------------

Net loss                          ($   264) (   13.0%) ($  2,240)   ( 54.9%)
                                   =================    ===================


Net sales decreased by $2,120,317 (51.3%) from $4,134,650 for the three months ended March 31, 1995 to $2,014,333 for the three months ended March 31, 1996. The decrease in net sales was due primarily to several factors as follows:

 . The Company purchased a limited quantity of spring merchandise for shipment in the first quarter of 1996. This merchandise was designed by L.A. Gear designers. Current management made a conscious decision to minimize the purchase for spring and commit additional resources towards developing a more performance based line with updated cosmetics to better meet the needs of the marketplace for the fall 1996 product line.

 . As a result of the failed merger with L.A. Gear and the resulting critical cash shortage during the first quarter of 1995, the Company was forced to liquidate a large quantity of inventory at low profit margins, or even below cost, in an effort to raise cash to meet operating expenses.

 . The athletic footwear industry continues to experience sluggishness and the volume of off-price product has continued at high levels. At the same time, the retail industry has just experienced poor results for the holiday season.

 . The women's athletic footwear category has become increasingly competitive with large vendors with considerably more resources than the Company increasing their focus in this segment of the market.

Other revenues of $29,263 for the three months ended March 31, 1995 is comprised of royalty income resulting from international distributors purchasing the Company's products directly from its vendors. For the three months ended March 31, 1996 all income from international business was reported in the statement of operations as sales and cost of goods sold in as much as the Company directly sold any such merchandise to its international distributors.

Cost of goods sold decreased by $2,599,581 (65.4%) from $3,975,778 for the three months ended March 31, 1995 to $1,376,197 for the three months ended March 31, 1996. The overall gross profit expressed as a percentage of net sales increased from 3.8% for the quarter ended March 31, 1995 to 31.7% for the quarter ended March 31, 1996.

During the quarter ended March 31, 1996 approximately seventy-five percent of sales represented spring sales at full margins.

Cost of sales for the quarter ended March 31, 1995 includes a write-down of inventory to the lower of cost or market of $526,000. As discussed in net sales above, in the quarter ended March 31, 1995, as a result of the extreme financial pressures, the Company was required to sell substantial amounts of inventory at little or no profit to raise cash for operations. This adversely affected the gross profit for the quarter ended March 31, 1995.

General and administrative expenses decreased by $381,359 (62.6%) from $608,938 for the quarter ended March 31, 1995 to $227,579 for the quarter ended March 31, 1996. The decrease reflects a concerted effort to restructure the Company in an cost efficient manner with reduced overhead expenses. This decrease was due primarily to:

 . The elimination of approximately $100,000 of credit and collection expenses incurred in the quarter ended March 31, 1995 of which approximately $50,000 related to costs associated with collection fees and commissions in connection with a previously existing factoring agreement with Heller Financial. The remaining amount represents approximately $50,000 in bad debt expense during the quarter ended March 31, 1995.

 .  Additional legal, consulting and auditing costs aggregating to approximately
   $165,000 in the quarter ended March 31, 1995, were incurred in completing the December 31, 1994 financial statements and in filing the Annual Report and Form 10-K.

 . Other general and administrative expenses in the quarter ended March 31, 1995 included approximately $40,000 in legal fees incurred in connection with a failed attempt to raise capital from investors.

 .  Reduction in administrative staffing levels amounting to approximately
   $40,000.

Sales and marketing expenses decreased by $381,322 (47.9%) from $795,914 in the quarter ended March 31, 1995 to $414,592 in the quarter ended March 31, 1996. This decrease was due primarily to:

 .  A decrease in sales representatives commission expense of approximately
   $102,000. The decrease in commissions is due to decreased sales and a decrease in the effective rate paid to outside sales representatives:


                                     THREE MONTHS ENDED
                                         MARCH 31,
                                  -----------------------

                                      1996         1995
                                  ----------   ----------

          Commissions             $   55,485   $  157,354
                                  ==========   ==========

          Sales                   $2,014,333   $4,134,650
                                  ==========   ==========

          Effective percentage          2.8%         3.8%
                                  ==========   ==========

 . Reduction in promotion expense of approximately $206,000 is due to a reduction in customers marketing allowances.

 . Decrease in salary and related expenses of $26,384 (21.1%) from $124,890 in the quarter ended March 31, 1995 to $98,506 for the quarter ended March 31, 1996.

Research and development expenses increased $94,835 (83.5%) from $113,572 in the quarter ended March 31, 1995 to $208,407 in the quarter ended March 31, 1996. The increase reflects a concerted effort by management to further develop and improve the Company's products. The increase is primarily due to:

 .    An increase of approximately $72,000 in salaries and consulting fees.
     During the quarter ended March 31, 1996, at a cost of approximately $125,000, the Company engaged the services of two outside design group to design and develop the fall 1996 line. In addition, the former VP of Sourcing and Production and one other person were retained on a consulting basis to oversee the manufacturing process.

Special charges consists of relocation and temporary living costs.

Other expenses, net decreased $881,647 (96.9%) from $910,039 in the quarter ended March 31, 1995 to $28,392 in the quarter ended March 31, 1996. The decrease is primarily due to:

 .    The write-off of approximately $683,000 in costs associated with the termination of the Agreement and Plan of Merger with L.A. Gear, Inc. in the first quarter of 1995.

 .    Interest expense decreased by $199,025 (87.4%) from $227,779 for the three months ended March 31, 1995 to 28,754 for the quarter ended March 31, 1996. This decrease is a result of additional funds infused into the Company on July 31, 1995 as equity as well as reduced requirements for borrowings and substantially reduced interest rates on borrowing. In connection with this transaction with MR, the Company established a line of credit with a bank providing the Company with financing at prime plus one percent. Previously the agreement with Pro-Specs provided for inventory financing at effective interest rates in excess of 20%.


Liquidity and Capital Resources

Through July 31, 1995, RYKA continued to experience a critical shortage of cash. On July 31, 1995, the Company consummated a financing agreement with MR, pursuant to which MR provided or arranged to provide the Company with up to $8,000,000 of new financing in the form of (i) a $1,000,000 equity and subordinated debt investment by MR and KPR, an affiliate of MR, (ii) a $2,000,000 letter of credit facility from KPR, (iii) a $4,000,000 revolving credit facility with a bank, and (iv) a $1,000,000 equity investment through the private placement of Common Stock with certain investors. Prior to consummating the Agreement with MR on July 31, 1995, The Company had a nominal cash balance and a working capital deficiency of approximately $2,300,000. Without this financing, management believed there was a substantial doubt that the Company would be able to remain in business.

As a result of consumating the Agreement with MR on July 31, 1995, the Company received proceeds from the sale of Common Stock and warrants and proceeds from subordinated notes payable, aggregating approximately $1,750,000 net of transaction related costs. Additionally, secured and unsecured creditors forgave certain debt resulting in a gain of approximately $1,650,000. The Company established a new $4,000,000 asset based revolving credit facility with a bank and established a $2,000,000 letter of credit facility with an affiliate of MR. Both the bank facility and the letter of credit facility provide for rates which are more competitive in today's lending environment. Interest on the bank loans are at the prime rate plus 1% and letters of credit, prior to draw, are provided at a rate of 1% of the sum of the face amount plus any underlying bank fees and opening charges (approximately an additional 1-1/2% to 2% per annum).

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

The Agreement and financing resulted in an increase in working capital of approximately $3,600,000, so that the Company's working capital deficiency of approximately $2,300,000 was converted to positive working capital of approximately $1,300,000 at July 31, 1995. At March 31, 1996 the Company's working capital was approximately $286,000 and will not be sufficient to meet management's objectives in 1996. The Company does not anticipate making significant capital expenditures during the foreseeable future. In addition, the Company plans the sale of additional equity securities and/or the issuance of subordinated notes, in order to generate sufficient capital resources to assure continuation of the Company's operations. The Company must obtain these or similar additional resources or consider modifications to its operating plans including reductions in operating costs to enable it to continue operations. However, no assurance can be given that the Company will be successful in raising additional capital to support future operations. Further, there can be no assurance, assuming the Company successfully raises additional funds and is able to utilize its existing credit facility or establish a new facility that the Company will achieve profitability or a positive cash flow.

As of March 31, 1996 and as stated previously, the Company was in default of certain financial covenants required by the loan agreement with its bank, although the Company's bank has waived such defaults in the past and most recently through May 31, 1996. As of December 31, 1995, no amounts were outstanding under the bank facility, although as of March 31, 1996, there was $1,237,000 outstanding under this facility. Further, in connection with production of the Company's Fall 1996 line, additional financing and letters of credit will be required during the second and third quarters of 1996. In order for the Company to fund its operating plans, the Company must either renegotiate the terms of the financing facility provided by the Company's bank, obtain additional waivers of defaults past May 31, 1996 or cure such defaults, or arrange a new facility suitable to the Company's needs with a different lender. The Company has negotiated a credit facility with a new lender to replace its existing facility, which new facility requires the Company to raise an additional $2,000,000 in equity as a condition to obtaining such facility. The Company is currently in the process of raising $2,000,000 in equity to satisfy this requirement. In addition, the Company may be required to raise additional funds to support the Company's operations through the sale of additional equity securities and/or the issuance of subordinated notes. The Company must obtain these or similar additional resources or consider modifications to its operating plans, including reductions in operating costs to enable it to continue operations. However, no assurance can be given that the Company will be successful in raising additional capital to support future operations. Further, there can be no assurance, assuming the Company successfully raises additional funds and is able to use its existing credit facility or establish a new facility that the Company will achieve profitability or a positive cash flow.

                          PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

Not Applicable


ITEM 2.  CHANGES IN SECURITIES

Not Applicable


ITEM 3.  DEFAULTS ON SENIOR SECURITIES

         At March 31, 1996, the Company was in default of certain provisions of the Loan and Security Agreement regarding certain credit insurance to be established within prescribed timeframe, funding requirements for the infusion of subordinated loans or capital infusions by MR Acquisitions, L.L.C. ("MR"), or by MR causing the same to occur, and the covenant requiring establishment and maintenance of certain tangible net worth and leverage. The difference between the actual amount and the required amount was approximately $1,475,000, at March 31, 1996. The principal lender has waived the aforementioned defaults and extended the time for credit insurance to be established to May 31, 1996.

         At March 31, 1996, the Company was in default of certain provisions of the Loan and Security Agreement with KPR Sports International, Inc. relating to a tangible net worth and leverage requirement which is identical to the covenant of the Company's principal lender. KPR Sports International, Inc. has waived the aforementioned default through May 31, 1996.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable


ITEM 5.  OTHER INFORMATION

Not Applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10eee.  Waiver letters.

11.     Statement regarding computation of per share earnings.

                            RYKA Inc. and Subsidiary



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   RYKA INC.



Date: May 15, 1996        By: /s/ Michael G. Rubin
                             -------------------------------
                                  Michael G. Rubin
                             Chairman of the Board &
                             Chief Executive Officer



Date: May 15, 1996        By: /s/ Steven A. Wolf
                             --------------------------------
                                  Steven A. Wolf
                             Vice President of Finance &
                             Chief Financial Officer

                            RYKA Inc. and Subsidiary
                                 EXHIBIT INDEX

Exhibit No.                       Description               Sequential Page No.
- --------------------------------------------------------------------------------


10eee.          Waiver letters.                                        19


  11            Statement regarding computation of
                per share earnings                                     23