Form 10-Q
period 1996-06-30
RYKA INC
filed 1996-08-14
CIK 828750

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
================================================================================

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934.

     For the period ended JUNE 30, 1996
                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934.

     For the transition period from ______________ to ______________________

     Commission File Number 0-16611

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

                                 Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of August 14, 1996:

Common Stock $.01 par value                          55,615,326
- ---------------------------                          ----------
   (Title of each class)                          (Number of Shares)

- --------------------------------------------------------------------------------

                            RYKA Inc. and Subsidiary
            Form 10-Q for the Three-Month Period Ended June 30, 1996
                                Table of Contents
================================================================================

                                                                                         Page
                                                                                         ----


PART I - FINANCIAL INFORMATION

   Item 1.     Financial Statements:
               Condensed Consolidated Balance
                    Sheets as of June 30, 1996 and December 31, 1995                       3
               Condensed Consolidated Statements of Operations for the
                    three-month and six-month periods ended June 30, 1996
                    and June 30, 1995                                                      4
               Condensed Consolidated Statements of Cash Flows for the
                    six-month periods ended June 30, 1996 and June 30, 1995                5
               Notes to Condensed Consolidated Financial Statements                      6 to 10

   Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                11 to 17



PART II - OTHER INFORMATION

   Item 1.     Legal Proceedings                                                           18
   Item 2.     Changes in Securities                                                       18
   Item 3.     Defaults on Senior Securities                                               18
   Item 4.     Submission of Matters to a Vote of Security Holders                         18
   Item 5.     Other Information                                                           18
   Item 6.     Exhibits and Reports on Form 8-K                                            18
   Signatures                                                                              19
   Exhibit Index and Exhibits                                                              20

PART I -- FINANCIAL INFORMATION
ITEM 1 -- FINANCIAL STATEMENTS

                            RYKA Inc. and Subsidiary
                      Condensed Consolidated Balance Sheets
- --------------------------------------------------------------------------------

                                                                             June 30,       December 31,
                                                                               1996             1995
                                                                            -----------      -----------
                                                                            (Unaudited)
                                 ASSETS
Current assets:
   Cash                                                                   $        689    $     77,509
   Accounts receivable, net of allowance for doubtful
     accounts of $69,921 in 1996 and $57,573 in 1995                         1,560,205         533,490
   Inventory                                                                   297,087         678,319
   Prepaid expenses and other current assets                                   246,531         118,294
   Note receivable, officer                                                     20,000            --
                                                                          ------------    ------------

                Total current assets                                         2,124,512       1,407,612

Property and equipment, at cost, net of accumulated
   depreciation                                                                180,743         195,083

Deferred registration costs                                                    112,500            --

Other assets                                                                    17,202             500
                                                                          ------------    ------------

                Total assets                                              $  2,434,957    $  1,603,195
                                                                          ============    ============


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Note payable, bank                                                     $    250,000    $       --
   Accounts payable and accrued expenses                                       767,421         850,614
   Due to affiliate                                                            311,961           2,043
                                                                          ------------    ------------

                Total current liabilities                                    1,329,382         852,657
                                                                          ------------    ------------
Subordinated note payable, affiliate                                           851,440         851,440
                                                                          ------------    ------------

Commitments and contingencies

Stockholders' equity (deficiency):
   Preferred Stock, $0.01 par value, 1,000,000
     shares authorized; none issued or outstanding                                --              --
   Common Stock; $0.01 par value, 70,000,000
     shares authorized; 50,775,326 and 46,135,326 shares
     issued and outstanding at June 30, 1996 and
     December 31, 1995, respectively                                           507,753         461,353
   Additional paid-in capital                                               18,329,829      17,286,229
   Accumulated deficit                                                     (18,583,447)    (17,848,484)
                                                                          ------------    ------------

                Total stockholders' equity (deficiency)                        254,135        (100,902)
                                                                          ------------    ------------
                Total liabilities and stockholders' equity (deficiency)   $  2,434,957    $  1,603,195
                                                                          ============    ============


Please refer to the notes to condensed consolidated financial statements.

                            RYKA Inc. and Subsidiary
                 Condensed Consolidated Statements of Operations
- --------------------------------------------------------------------------------










                                                                Three Months Ended               Six Months Ended
                                                                     June 30,                        June 30,
                                                               1996            1995           1996            1995
                                                           ----------------------------    ----------------------------
                                                                 (Unaudited)                    (Unaudited)

Net sales                                                  $  1,557,981    $  1,483,613    $  3,572,314    $  5,618,263

Other revenues                                                     --               672            --            29,935
                                                           ------------    ------------    ------------    ------------

                                                              1,557,981       1,484,285       3,572,314       5,648,198
                                                           ------------    ------------    ------------    ------------
Costs and expenses:
   Cost of goods sold                                         1,194,614       1,739,908       2,570,811       5,189,684
   Inventory write-down to lower of cost
       or market                                                   --            60,000            --           586,000
   General and administrative expenses                          323,582         687,167         573,933       1,296,105
   Sales and marketing expenses                                 253,645         598,233         668,237       1,394,147
   Research and development expenses                            205,435         135,863         413,842         249,436
                                                           ------------    ------------    ------------    ------------
                                                              1,977,276       3,221,171       4,226,823       8,715,372
                                                           ------------    ------------    ------------    ------------

Operating loss                                                 (419,295)     (1,736,886)       (654,509)     (3,067,174)
                                                            -----------    ------------    ------------    ------------
Other (income) expense:
   Interest expense                                              53,779          73,946          82,533         301,725
   Interest income                                               (1,717)           (958)         (2,079)         (2,157)
   Merger related costs                                            --            99,828            --           783,289
                                                            -----------    ------------    ------------    ------------

                                                                 52,062         172,816          80,454       1,082,857
                                                           ------------    ------------    ------------    ------------

Net loss                                                     ($471,357)    ($ 1,909,702)   ($   734,963)   ($ 4,150,031)
                                                           ============    ============    ============    ============

Net loss per share                                         ($       .01)   ($       .07)   ($       .02)   ($       .16)
                                                           ============    ============    ============    ============

Weighted average common and common
   equivalent shares outstanding                             46,934,007      26,474,959      46,576,864      26,474,673
                                                           ============    ============    ============    ============




Please refer to the notes to condensed consolidated financial statements.

                            RYKA Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
- --------------------------------------------------------------------------------




                                                                       Six Months Ended
                                                                             June 30,
                                                                       1996           1995
                                                                     -------------------------
                                                                            (Unaudited)
Cash flows from operating activities:
   Net loss                                                          ($734,963)   ($4,150,031)
   Adjustments to reconcile net loss to cash
     provided by (used in) operating activities:
      Depreciation and amortization                                     25,362         24,376
      Provision for losses on accounts receivable                       12,348        367,030
      Capital contributed as services                                   50,000           --
      Reserve for inventory writedown to lower of cost or market          --          586,000
      Changes in operating assets and liabilities:
        Accounts receivable                                         (1,039,063)     1,913,245
        Inventory                                                      381,232      2,879,745
        Prepaid expenses and other current assets                     (128,237)        92,862
        Accounts payable and accrued expenses                          (83,193)       734,969
        Due to affiliate                                               309,918           --
        Payable to factories                                              --         (390,113)
                                                                     -----------    -----------

        Net cash provided by (used in) operating activities         (1,206,596)     2,058,083
                                                                     -----------    -----------

Cash flows from investing activities:
   Acquisitions of equipment                                           (11,022)       (17,507)
   Security deposits                                                       (35)        15,753
   Note receivable, officer                                            (20,000)          --
   Licensing fees                                                      (16,667)          --
                                                                     -----------    -----------

        Net cash (used in) investing activities                        (47,724)        (1,754)
                                                                     -----------    -----------

Cash flows from financing activities:
   Proceeds from note payable, bank                                    250,000           --
   Deferred registration costs                                        (112,500)          --
   Proceeds from issuance of common stock                            1,040,000
   Proceeds from exercise of warrants and stock options                   --            7,123
   Principal payments under payable to lender, net                        --         (978,730)
   Payments to factor, net                                                --       (1,254,035)
                                                                     -----------    -----------

        Net cash provided by (used in) financing activities          1,177,500     (2,225,642)
                                                                     -----------    -----------

Net decrease in cash                                                   (76,820)      (169,313)

Cash, beginning of period                                               77,509        296,226
                                                                      ---------    -----------

Cash, end of period                                                $       689    $   126,913
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

                            RYKA Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
- --------------------------------------------------------------------------------


NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of RYKA Inc. ("RYKA"(R) or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

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

The Company's financial statements for the quarter ended June 30, 1996 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant recurring losses since its inception and had an accumulated deficit at June 30, 1996 of $18,583,447. The Company was involved in several significant transactions during 1995, which included the sale of securities, a change in key management, the establishment of a new loan and security agreement with a bank, the settlement of debts with secured and unsecured creditors and moving the Company's principal offices. Without the occurrence of these transactions or other strategic arrangements, there was substantial doubt that the Company would have been able to remain in business through the third quarter of 1995. Having accomplished such transactions, management plans to develop and acquire new merchandise, market and promote the Company's product and expand the workforce in support of the Company's current plans. To accomplish these goals, the Company will have to incur substantial expenditures and expects to incur continuing operating losses during 1996. The Company's working capital at June 30, 1996 will not be sufficient to meet management's objectives in 1996.

The Company was in violation of certain financial covenants required by the loan and security agreement with the Company's principal lender at June 30, 1996, and has entered into a forebearance agreement through October 15, 1996 which requires, among other things, the immediate reduction of the present credit facility with the bank from $4,000,000 to $2,500,000 and the further reduction, in stages during September 1996, to $1,500,000 (See Note B). Accordingly, unless a new arrangement is negotiated with the lender, the availability of these funds is uncertain. The Company's goals were to be funded, in part, through the financing facility provided by the Company's principal lender. Management is currently in discussions with another lender to pursue other financing on terms acceptable to the Company. Based on current discussions with another lender the Company believes it possible for alternate financing to be obtained although 1) no definitive agreement has been reached to date, 2) additional equity or subordinated debt funding was required as a prerequisite to such lender financing and $2,500,000 has been raised by the Company through August 14, 1996 as part of an equity Private Placement which commenced in May 1996 (the "1996 Private Placement"), and 3) although the equity requirement has been met, there is no assurance that the new loan will be finalized. In connection with the foregoing, and the Company's requirements from time to time, the Company may sell additional equity securities in order to generate sufficient capital resources to assure continuation of the Company's operations. Management recognizes that the Company must obtain these or similar additional resources or consider modifications to its operating plans including reductions in operating costs to enable it to continue operations. However, no assurance can be given that the Company will be successful in raising sufficient additional capital to support future operations. Further, there can be no assurance, assuming the Company successfully raises additional funds and is able to utilize its existing credit facility or establish a new facility that the Company will achieve profitability or a positive cash flow.

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

NOTE B - DEBT

The Company has a $4,000,000 asset based revolving credit facility with its principal lender. The facility makes funds available to the Company based upon a percentage of inventory and accounts receivable, as defined in the agreement. Interest on the amounts outstanding is paid monthly at the rate of prime plus one percent and is due on demand. As of June 30, 1996, the Company owed $250,000 under this facility. Interest expense in connection with this facility was $38,687 for the six-months ended June 30, 1996.

The loan and security agreement with the Company's principal lender requires the Company to observe certain covenants and maintain certain minimum levels of tangible net worth and leverage. Further, there is a requirement for additional subordinated loans or equity infusions in the event that losses occur subsequent to July 31, 1995 which would cause capital funds to decrease below $2,000,000, as defined. Such $2,000,000 minimum required the infusion of additional equity or subordinated loans of approximately $1,000,000 by June 30, 1996, and, as described below, such infusion had not been made as of that date. Subsequently, as a result of the 1996 Private Placement proceeds received between July 1, 1996 and August 14, 1996 an additional $1,460,000 of capital has been raised.

At June 30, 1996, the Company was in default of certain provisions of the loan and security agreement requiring certain credit insurance to be obtained within prescribed timeframes, losses incurred by the Company subsequent to July 31, 1995 to be funded by MR Acquisitions L.L.C. ("MR") making subordinated loans or capital infusions, or causing the same to occur (the "Funding Requirement"), and the covenants requiring establishment and maintenance of certain minimum tangible net worth and leverage.

The principal lender has waived the defaults, extended the time for the credit insurance to be obtained and postponed the Funding Requirement, minimum tangible net worth and leverage requirements through July 15, 1996 and subsequently as a result of continuing defaults entered into a forbearance agreement through October 15, 1996 which requires, among other things, the immediate reduction of the present credit facility with the bank from $4,000,000 to $2,500,000 and the further reduction, in stages during September 1996, to $1,500,000, as well as an increase in the interest rate from prime plus one percent to prime plus one and one half percent.


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

MR, through KPR, has made available to the Company a letter of credit facility in the amount of $2,000,000. This facility is used by the Company to finance the purchase of manufactured inventory with overseas vendors. At June 30, 1996, letters of credit in the amount of $792,204 were issued by KPR on behalf of the Company. Merchandise inventory received under the terms of the facility is recorded in the financial statements upon transfer of title to the Company which, generally, occurs upon payment to KPR.

Included in the statement of operations are sales of $151,299 relating to footwear sold to KPR yielding a profit of $32,046 to the Company. These goods were prior season's merchandise which was sold at negotiated terms on an arms-length basis.

The Chairman and Chief Executive Officer of the Company devotes a portion of his time to the Company's operations and marketing and sales related activities for which he does not receive any compensation. The value of these services for the six-months ended June 30, 1996, estimated at $50,000, was recorded as compensation expense and included as part of general and administrative expenses in the statement of operations and as a contribution to capital and included as additional paid-in capital in the balance sheet.

In June, 1996, a $20,000 loan was made to an officer of the Company. The loan is unsecured and is payable on demand. Interest is paid bi-monthly at the rate of prime plus one quarter percent.

A summary of all related party transactions with MR or its affiliates for the six months ended June 30, 1996 are as follows:

                                                                                                          Amount
                                 Financial                                        Amount                  Included
  Nature of                      Statement                 Transaction        Included in Due             in Additional
Transactions                  Classification                  Amount            To Affiliate             Paid-in Capital
- ------------                  --------------                  ------            ------------             ---------------

Purchase of
Inventory from
vendors through
letter of credit
arrangement with
affiliate                      Inventory                    $1,834,147             $297,144

Sale of Merchandise            Net Sales                       151,299

Rent                           General and
                               Administrative
                               Expense                          23,750                3,958

Interest on
Subordinated Debt              Interest Expense                 39,242                6,473

Interest on
Letters of Credit
Advances                       Interest Expense                  1,779

Temporary Advances                                             149,475                4,386

Services Contributed           General and
 to Capital                    Administrative
                               Expense and
                               Additional Paid-
                               in Capital                       50,000                                   $50,000
                                                                                  ---------               ------

                                                                                   $311,961              $50,000
                                                                                   ========               ======

NOTE D - EQUITY TRANSACTION, STOCK OPTIONS AND WARRANTS

Equity transaction - Investors:

The Company offered for sale, through a Private Placement (the "1995 Private Placement"), 4,000,000 shares of Common Stock during the third quarter of 1995 which was finalized during the first quarter of 1996 and the results of the 1995 Private Placement were as follows:

                                         Cumulative           Cumulative
             Through                   Shares Placed       Proceeds Received
         -----------------             -------------       -----------------
         July 31, 1995                    3,020,000         $  255,000
                                          =========          =========
         December 31, 1995                3,520,000         $  880,000
                                          =========          =========
         March 31, 1996                   4,000,000         $1,000,000
                                          =========          =========

As a condition of the 1995 Private Placement, in the event the Company is unable to register such securities with the Securities and Exchange Commission in a filing which is effective within 120 days of the actual Closing (by November 28, 1995), the Company is required to remit to the investors $7,500 and warrants to purchase 5,000 shares for each month such registration statement does not become effective, up to a maximum reduction in stock proceeds of $150,000 and additional issuance of 100,000 shares of Common Stock. The registration was not accomplished within the 120 day period, however, waivers have been received from the participants in the 1995 Private Placement related to the provisions requiring a $7,500 per month remittance. Since there is no financial statement impact at June 30, 1996 and the subsequent impact, if any, would be de minimis, the entire amount of the proceeds has been recorded as equity in the balance sheet. With respect to the warrants, pursuant to the specific 1995 Private Placement terms, through June 30, 1996, warrants are to be issued to investors with an exercise price of $.25 which are exercisable for up to 10 years after date of issue.

Equity transaction - Investors - continued

From the date of closing on July 31, 1995 until completion of the 1995 Private Placement, the Company's Chairman and Chief Executive Officer provided a subordinated bridge loan to the Company. This loan is evidenced by a promissory note bearing no interest and is due upon receipt by the Company of the proceeds of the 1995 Private Placement. At December 31, 1995, a total of $120,000 remained outstanding on such loan. As of December 31, 1995, a total of 480,000 shares were yet to be sold to investors. At March 31, 1996, the remaining 480,000 shares had been sold and the bridge loan repaid with the proceeds. Originally, in the event the 1995 Private Placement was not completed by August 26, 1995, such bridge loan was to be converted to equity based on the same terms as the 1995 Private Placement, with the exception of the provisions causing a contingent reduction in stock proceeds, as described above. The conversion date was subsequently extended until March 31, 1996. Since the ultimate effect of this transaction is to increase the outstanding capital stock of the Company through the sale of common stock to investors or conversion of the bridge loan into common stock, the transaction had been previously given effect to as if it had been completed. During the quarter ended March 31, 1996 the portion of such proceeds representing the par value of 480,000 shares amounting to $4,800 was reclassified to common stock from additional paid-in capital.

In May, 1996 the Company, through a second Private Placement (the "1996 Private Placement"), authorized the sale of 10,000,000 shares of the Company's Common Stock during the second and third quarter of 1996. The result of the 1996 Private Placement is as follows:

                                              Cumulative           Cumulative
                                                Shares              Proceeds
        Through                                 Placed              Received
      -------------                             ------              --------

      June 30, 1996                           4,160,000            $1,040,000
                                              =========             =========
      August 14, 1996                        10,000,000            $2,500,000
                                              =========             =========

Stock Options:

The Company has issued options to certain employees to purchase shares of the Company's Common Stock at prices which approximated fair market value at the date of grant. The options vest at various times over periods ranging up to four years and generally must be exercised within 10 years from the date of grant. A summary of such options granted in the first six months of 1996 is as follows:


                                                              NUMBER OF SHARES
- -----------------------------------------------------------------------------------------------------------------------------------

                                                                                                         For
                          Non-Plan   1987      1988    1990       1992       1993     1995      1996   Employee         Price
                          Grants     Plan      Plan    Plan       Plan       Plan     Plan      Plan   Directors      of Shares
- -----------------------------------------------------------------------------------------------------------------------------------
Outstanding at
December 31,
1995                      416,321  251,746  129,851   157,000   838,560   861,500   1,200,000     -         -         $.25 - $1.31

Granted during
six months ended
June 30, 1996                -      13,000   10,500     3,500    10,500    37,500     300,000   20,000    25,000       $.20 - $.47

Cancelled during
the six months ended
June 30, 1996                -         -        -         -        -         -         50,000      -         -                $.47
                          ---------------------------------------------------------------------------------------------------------
Outstanding at
June 30, 1996             416,321  264,746  140,351   160,500   849,060   899,000   1,450,000   20,000    25,000            -
                          =========================================================================================================

NOTE E - REGISTRATION STATEMENT - EQUITY INCENTIVE PLAN

During January 1996, the Board of Directors of the Company approved the filing of a registration statement with the Securities and Exchange Commission for the offering of approximately 4.2 million shares of Common Stock.

The shares were to be issued pursuant to the "Partners Share Success" Equity Incentive Plan to be adopted by the Comany. The purpose of the Program was to provide an ownership interest in the Company, through equity incentives, to retail sales personnel and store managment personnel of the Company's customers, to educate consumers about the Company's products and to increase the sale of the Company's products to consumers.

Under the Program, the Company intended to grant retail sales personnel one share of the Company Common Stock for each pair of Company footwear sold and to grant store management personnel approximatley 4 shares of Company Common Stock for every 10 pairs of Company footwear sold by retail sales personnel under their supervision.

The Program would have been available to retail sales personnel of customers of the Company who agreed to participate in the Program and to purchase certain minimum quantities of the Company's products.

The Company anticipated that awards of Common Stock pursuant to the Program would be accounted for as sales and marketing expense using the fair value of the equity instrument issued or other consideration, as applicable.

Included in deferred registration cost at June 30, 1996 are $112,500 in professional fees incurred in conjunction with the contemplated registration statement. All costs will be charged to sales and marketing expense during the term of the program.

As a result of the proposed merger transaction, as discussed in Note F, the Company decided to postpone, and may ultimately terminate the offering in connection the "Partners Share Success Program". If this offering is not consummated, the deferred registration cost will be charged to expense.

NOTE F - SUBSEQUENT EVENTS

On July 8, 1996, the Company received a merger proposal from KPR Sports International, Inc. and certain affiliated companies ("KPR") pursuant to which KPR would be merged with RYKA. KPR and its affiliates are wholly-owned by the Chairman and Chief Executive Officer of RYKA. The proposal would require RYKA to issue approximately 140,000,000 shares of Common Stock to the shareholders of KPR, in addition to any shares they currently hold or have rights to through existing warrants. RYKA would be the surviving Company in the merger. The merger proposal also provides that RYKA would effect a 1 for 20 reverse stock split.

The consummation of the contemplated merger agreement, including the authorization of additional shares of RYKA's Common Stock and the reverse stock split, is subject to approal by RYKA's Board of Directors and Shareholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain information contained in this Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the Company's financial condition, results of operations and liquidity and capital resources and statements as to management's beliefs, expectations or options. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors, as and when applicable, are discussed in the Company's filings with the Securities and Exchange Commission, including its most recent Form 10-K, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

General Overview

The Company has not had a single profitable fiscal year since its inception and incurred a loss of approximately $735,000 during the first six months of 1996. In addition, the Company had an accumulated deficit of approximately $18,583,000 at June 30, 1996.

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

The financing arrangement (the "Agreement") with MR provided the Company with cash proceeds from the sale of equity and subordinated debt and the ability to obtain funds and letters of credit through new financing facilities. As part of the financing, the Company negotiated substantial debt forgiveness with both secured and unsecured creditors and established a new management team to operate the restructured Company. Upon closing of the transaction with MR, the Company had capital funds comprised of a net worth and subordinated debt in excess of $1,500,000 as compared to an equity deficiency over $2,000,000 at June 30, 1995. Such funds have diminished as a result of continuing operating losses and at June 30, 1996, prior to giving effect to the $1,040,000 proceeds received through June 30, 1996 from a $2,500,000 equity Private Placement which commenced in May 1996 (the "1996 Private Placement"), would have been $65,575. Actual capital funds at June 30, 1996, considering the $1,040,000 of proceeds from the 1996 Private Placement, were approximately $1,100,000.

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

The Company's working capital at June 30, 1996 will not be sufficient to meet management's objectives in 1996. Further, the Company has been in default of certain provisions of it's new financing facilities and has entered into a forbearance agreement through October 15, 1996 which requires among other things, the immediate reduction of the present credit facility with the bank from $4,000,000 to $2,500,000 and the further reduction, in stages during September 1996, to $1,500,000. Accordingly, the Company will be required, in the near future, to obtain additional financing from its current lender or from a new lender and/or raise additional funds through the sale of equity or debt. To this end, the Company, as described above, has received an additional
$2,500,000 in proceeds from the 1996 Private Placement through August 14, 1996 of which $1,040,000 was received by June 30, 1996. In addition, the Company has continued its negotiations with a new lender and anticipates the closing of a new credit facility during August 1996, although there can be no assurance that such closing will occur. See "Liquidity and Capital Resources" and Notes A and B to the Company's Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

General Overview - continued

As described in Note F to the Company's condensed consolidated financial statements, on July 8, 1996 the Company received a merger proposal from KPR Sports International, Inc. and certain affiliated companies ("KPR") pursuant to which KPR would be merged with RYKA. KPR is a related party which is wholly owned by the Chairman and Chief Executive Officer of RYKA and KPR is substantially larger than RYKA. If such merger were to occur it is believed that operating benefits would occur, however, there is no assurance that the merger will occur or the benefits materialize.

Results of Operations

Three Months Ended June 30, 1996 as Compared to the Three Months Ended June 30, 1995

The following table sets forth, for the periods indicated, the relative percentage that certain items in the Company's Condensed Consolidated Statements of Operations bear to net sales:

      (In Thousands)                                                      THREE MONTHS ENDED JUNE 30,
                                                                        --------------------------------
                                                                          1996                   1995
                                                                        -------                 --------
                                                                        (Unaudited)            (Unaudited)

Net sales                                                            $1,558    100.0%          $1,483    100.0%

Other revenues                                                         -                            1
                                                                    -------                    ------

                                                                      1,558                    1,484
                                                                    -------                    ------

Costs and expenses:
   Cost of goods sold (includes inventory writedown to
      lower of cost or market of $60,000 in 1995)                     1,195     76.7%          1,800      121.3%
   General and administrative expenses                                  323     20.7%            687       46.3%
   Sales and marketing expenses                                         254     16.3%            598       40.3%
   Research and development expenses                                    205     13.2%            136        9.2%
                                                                 ---------------------         ------------------

                                                                      1,977     126.9%         3,221       217.1%
                                                                 ---------------------         ------------------

   Operating loss                                                (     419)    ( 26.9%)       (1,737)     (117.1%)

   Other expense,  net                                                  52        3.3%           173         11.6%
                                                                 ---------------------         -------------------

   Net loss                                                       ($   471)    ( 30.2%)      ($1,910)      (128.7%)
                                                                 =====================       =====================


Net sales increased by $74,368 (5.1%) from $1,483,613 for the three-months ended June 30, 1995 to $1,557,981 for the three months ended June 30, 1996. The slight increase in net sales was due primarily to several factors as follows:

o Management's decision to commit the Company's resources towards developing a more performance based product line with updated cosmetics to better meet the needs of the fall 1996 marketplace. In order to focus on the fall 1996 season the Company minimized merchandise purchases for the spring 1996 season. The Company purchased a limited quantity of merchandise for the spring season which was designed by a third party prior to the agreement with MR. Net sales for the three months ended June 30, 1996 represented shipments of this merchandise to customers and closeout orders for the spring 1996 season.

o The athletic footwear industry continues to experience sluggishness and the volume of off-price product has continued at high levels.

Three Months Ended June 30, 1996 as Compared to the Three Months Ended June 30, 1995 - Continued

o The women's athletic footwear category has been increasingly competitive over the past several years with large vendors with considerably more resources than the Company increasing their focus in this segment of the market.

o As a result of a critical cash shortage during the second quarter of 1995; the Company was forced to continue to liquidate a large quantity of inventory at low profit margins, or even below cost, in an effort to raise cash to meet operating expenses, while the Company completed negotiations for a new financing agreement with MR Acquisitions.

Cost of goods sold decreased by $605,294 (33.6%) from $1,739,908 for the three months ended June 30, 1995 to $1,194,614 for the three months ended June 30, 1996. The overall gross profit expressed as a percentage of net sales increased from (21.3%) for the quarter ended June 30, 1995 to 23.3% for the quarter ended June 30, 1996.

The gross profit percentage of 23.3% for the quarter ended June 30, 1996 was a result of "fill-in" and "close-out" orders of the 1996 spring line. The increase in gross profit percentage for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 was due primarily to the Company's improved financial position. During the second quarter ended June 30, 1995 the Company was under extreme financial pressures. As a result of these pressures the Company was required to sell substantial amounts of inventory at significant losses or no profit in order to raise cash for operations. This adversely affected the gross profit for the quarter ended June 30, 1995.

General and administrative expenses decreased by $363,585 (52.9%) from $687,167 for the quarter ended June 30, 1995 to $323,582 for the quarter ended June 30, 1996. The decrease reflects a concerted effort to restructure the Company in an cost efficient manner with reduced overhead expenses. This decrease was due primarily to:

o The elimination of approximately $320,000 of credit and collection expenses incurred in the quarter ended June 30, 1995 of which approximately $13,000 related to costs associated with collection fees and commissions with a previously existing factoring agreement and approximately $288,000 related to bad debt expense.

o Additional legal, consulting and auditing costs aggregating approximately $34,000 in the quarter ended June 30, 1995, were incurred in completing the December 31, 1994 financial statements and in filing the Annual Report and Form 10-K.

o Other general and administrative expenses in the quarter ended June 30, 1995 included approximately $32,000 in trademark and license fees incurred in connection with the dissolution of RYKA GmbH in Germany.


Sales and marketing expenses decreased by $344,588 (57.6%) from $598,233 in the quarter ended June 30, 1995 to $253,645 in the quarter ended June 30, 1996. This decrease was due primarily to:

o Reduction in promotion expense of approximately $70,000 due to a reduction of point of purchase and promotional materials supplied to customers.

o Decrease in trade advertising of approximately $118,000 from $156,000 in the quarter ended June 30, 1995 to $38,000 in the quarter ended June 30, 1996. The Company has planned an extensive consumer ad campaign for the third quarter in conjunction with the introduction of the 1996 fall line.

o Decrease in salary and related expenses of approximately $37,000 (28.7%) from $129,000 in the quarter ended June 30, 1995 to $92,000 in the quarter ended June 30, 1996.

o Decrease in trade show related expenses by $36,000 (88%) from approximately $41,000 in the quarters ended June 30, 1995 to approximately $5,000 for the quarter ended June 30, 1996, as a result of the restructuring of the Company in 1995.

Three Months Ended June 30, 1996 as Compared to the Three Months Ended June 30, 1995 - Continued

Research and development expenses increased $69,572 (51.2%) from $135,863 in the quarter ended June 30, 1995 to $205,435 in the quarter ended June 30, 1996. The increase reflects a concerted effort by management to further develop and improve the Company's products. The increase is primarily due to:

o An increase of approximately $51,000 in salaries and consulting fees. During the quarter ended June 30, 1996, at a cost of approximately $39,000, the Company engaged the services of two outside design groups to design and develop the fall 1996 line. In addition, the former VP of Sourcing and Production and one other person were retained on a consulting basis to oversee the manufacturing process.


Other expenses, net decreased $120,754 (69.9%) from $172,816 in the quarter ended June 30, 1995 to $52,062 in the quarter ended June 30, 1996. The decrease is primarily due to:

o Costs of approximately $100,000 associated with the failed merger with L.A. Gear, Inc. in the second quarter of 1995.

o A decrease in interest expense of approximately $20,000 (27.3%) from approximately $74,000 for the three months ended June 30, 1995 to approximately $54,000 for the quarter ended June 30, 1996. This reduction in interest expense was due in part to the proceeds of the 1996 Private Placement beginning in May 1996. As of June 30, 1996, the Company received proceeds from this Private Placement of $1,040,000 which reduced the Company's borrowing with the bank.

Six Months Ended June 30, 1996 as Compared to the Six Months Ended June 30, 1995

The following table sets forth the periods indicated, a percentage analysis of items included in the Condensed Consolidated Statement of Operations in relation to net sales:

      (In Thousands)                                                              SIX MONTHS ENDED JUNE 30,
                                                                                  -------------------------

                                                                                 1996                     1995
                                                                             ------------             ------------
                                                                             (Unaudited)               (Unaudited)

Net sales                                                                   $3,572    100.0%          $5,618       100.0%

Other revenues                                                                 -                          30
                                                                            -------                   -------

                                                                             3,572    100.0%           5,648        100.0%
                                                                            -------                   -------

Costs and expenses:
   Cost of goods sold (includes inventory writedown to
      lower of cost or market of $586,000 in 1995)                           2,571    72.0%            5,776           102.8%
   General and administrative expenses                                         574    16.1%            1,296            23.1%
   Sales and marketing expenses                                                668    18.7%            1,394            24.8%
   Research and development expenses                                           414    11.6%              249             4.4%
                                                                        -------------------            -----------------------

                                                                             4,227    118.4%           8,715           155.1%
                                                                        -------------------            -----------------------

   Operating (loss)                                                       (    655)   18.3%          ( 3,067)         ( 54.6%)

   Other expense, net                                                           80     2.2%            1,083            19.4%
                                                                        -------------------            -----------------------

   Net (loss)                                                              ($  735) ( 20.6%)         ($4,150)         ( 73.9%)
                                                                        ===================           ========================


Six Months Ended June 30, 1996 as Compared to the Six Months Ended June 30, 1995 - Continued

Net sales decreased by $2,045,949 (36.4%) from $5,618,263 for the six months ended June 30, 1995 to $3,572,314 for the six months ended June 30, 1996. The decrease in the net sales was due primarily to several factors as follows:

o As previously discussed, management's decision to commit the Company's resources towards developing a more performance based product line with updated cosmetics to better meet the needs of the fall 1996 marketplace. In order to focus on the fall 1996 season the Company minimized merchandise purchases for the spring season which was designed by a third party prior to the agreement with MR. Net sales for the six months ended June 30, 1996 represented shipments of this merchandise to customers and closeout orders for the spring 1996 season.

o The athletic footwear industry is experiencing sluggishness and the volume of off price product in the market place has increased so that inventory is being sold at lower margins.

o The women's athletic footwear category has become increasingly competitive with larger vendors increasing their market focus in this area, thereby increasing the need to sell inventory for less than normal prices.

Cost of goods sold before inventory write-down to lower of cost or market in 1995 decreased by $2,618,873 (50.5%), from $5,189,684 for the six months ended June 30, 1995 to $2,570,811 for the six months ended June 30, 1996. The overall gross margin on net sales increased by 30.8 percentage points, from -2.8% in the six months ended June 30, 1995 to (28.0%) for the comparable period in the current year. The increase in gross profit percentage for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, as previously discussed, was due primarily to the Company's improved financial position. During the six months ended June 30, 1995 the Company was under extreme financial pressures. As a result of these pressures the Company was required to sell substantial amounts of inventory at significant losses or no profit in order to raise cash for operations. This adversely affected the gross profit for the six months ended June 30, 1995.

General and administrative expenses decreased by $722,172 (55.7%) from $1,296,105 for the six months ended June 30, 1995 to $573,933 for the six months ended June 30, 1996. The decrease over the prior year was due primarily to:

o A decrease in the Company's provision for estimated bad debt expenses of approximately $360,000.

o        A decrease in office expense, bank fees and payroll of approximately
         $60,000.

o Additional financial consulting and accounting services of approximately $200,000, incurred in completing the financial statements and in filing the quarterly report on 10-Q after the resignation of the Company's Chief Financial Officer in February, 1995. Other general and administrative expenses in the six months ended June 30, 1995 which included approximately $40,000 in legal fees incurred in connection with a failed attempt to raise capital from investors and approximately $33,000 in trademark and licensing fees incurred in connection with the dissolution of RYKA GmbH in Germany which formerly held the trademark of RYKA.

Sales and marketing expenses decreased by $725,910 (52.1%) from $1,394,147 for the six months ended June 30, 1995 to $668,237 for the six months ended June 30, 1996. The decrease over the prior year was primarily due to:

o Decrease in advertising of approximately $150,000 (73.1%) from approximately $205,000 for the six months ended June 30, 1995 to approximately $55,000 for the six months ended June 30, 1996. The decrease is due to the Company's plan for an extensive consumer ad campaign during the third quarter for the 1996 fall line.

Six Months Ended June 30, 1996 as Compared to the Six Months Ended June 30, 1995 - Continued

o Decrease in commissions paid to outside sales representatives of $111,226 (54.2%) from $205,246 for the six months ended June 30, 1995 to $94,020 for the six months ended June 30, 1996:

                                                           Six Months Ended
                                                               June 30,
                                                          1996            1995
                                                      ------------------------

            Commissions                               $   94,020       $205,246
                                                      ==========================

            Net sales                                 $3,572,314     $5,618,263
                                                      ==========================

            Percentage                                      2.6%            3.7%
                                                      ==========================

   The decrease in commissions is the result of a decrease in sales and a decrease in the effective commission rate. The decrease in the effective commission rate reflects a lower commission rate structure and greater proportion of in-house accounts.

o Decrease in promotion of approximately $273,000 (89.2%) from approximately $306,000 for the six months ended June 30, 1995 to approximately $33,000 for the six months ended June 30, 1996.

o Decrease in payroll and payroll related expenses of approximately $63,000 for the six months ended June 30, 1996 compared with the same period last year.

o Decrease in freight out of $33,000 for the six months ended June 30, 1996 compared with the same period last year.

Research and development expenses increased by $164,406 (65.9%) from $249,436 for the six months ended June 30, 1995 to $413,842 for the six months ended June 30, 1996.

The increase reflects a continuing concerted effort by management to further develop and improve the Company's product line. The increase is due to an increase of approximately $123,000 in salary and consulting fees. During the six months ended June 30, 1996 the Company engaged the services of two outside design groups to design and develop the fall 1996 and spring 1997 lines.

Other expenses net, decreased by $1,002,403 (92.6%) from $1,082,857 for the six months ended June 30, 1995 to $80,454 for the six months ended June 30, 1996. The decrease is primarily attributed to the write-off of costs associated with the termination of the merger with L.A. Gear, Inc. of $783,289 and a decrease in interest expense of $219,192 (72.6%) from $301,725 for the six months ended June 30, 1995 to $82,533 for the six months ended June 30, 1996. This decrease in interest expense is a result of additional capital funds infused into the Company on July 31, 1995, as well as in the second quarter of 1996 as a result of proceeds received to date for the 1996 Private Placement. In connection with the financing transaction with MR, the Company established a line of credit with interest at prime plus one percent. Previously, the agreement with Pro-Specs provided for inventory financing at effective interest rates in excess of 20%.

Liquidity and Capital Resources

Through July 31, 1995, RYKA continued to experience a critical shortage of cash. On July 31, 1995, the Company consummated a financing agreement with MR, pursuant to which MR provided or arranged to provide the Company with up to $8,000,000 of new financing in the form of: (i) a $1,000,000 equity and subordinated debt investment by MR and KPR, an affiliate of MR; (ii) a $2,000,000 letter of credit facility from KPR, (iii) a $4,000,000 revolving credit facility with a bank; and (iv) a $1,000,000 equity investment through the 1995 Private Placement of Common Stock with certain investors. Prior to consummating the Agreement with MR on July 31, 1995, the Company had a nominal cash balance and a working capital deficiency of approximately $2,300,000. Without this financing, management believed there was a substantial doubt that the Company would be able to remain in business.

As a result of consumating the Agreement with MR on July 31, 1995, the Company received proceeds from the sale of Common Stock and warrants and proceeds from subordinated notes payable, aggregating approximately $1,750,000 net of transaction related costs. Additionally, secured and unsecured creditors forgave certain debt resulting in a gain of approximately $1,650,000. The Company established a new $4,000,000 asset based revolving credit facility with a bank and established a $2,000,000 letter of credit facility with an affiliate of MR. Both the bank facility and the letter of credit facility provide for rates which are more competitive in today's lending environment. Interest on the bank loans are at the prime rate plus 1% and letters of credit, prior to draw, are provided at a rate of 1/4% of the sum of the face amount plus any underlying bank fees and opening charges (approximately an additional 1-1/2% to 2% per annum).

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

The Agreement and financing resulted in an increase in working capital of approximately $3,600,000, so that the Company's working capital deficiency of approximately $2,300,000 was converted to positive working capital of approximately $1,300,000 at July 31, 1995. At June 30, 1996 the Company's working capital was approximately $800,000 and will not be sufficient to meet management's objectives in 1996. The Company does not anticipate making significant capital expenditures during the foreseeable future. In addition, the Company plans the sale of additional equity securities and/or the issuance of subordinated notes, in order to generate sufficient capital resources to assure continuation of the Company's operations. To this end, the Company, as stated previously, has received an additional $2,500,000 in proceeds from the 1996 Private Placement through August 14, 1996 of which $1,040,000 was received by June 30, 1996.

As of June 30, 1996 and as stated previously, the Company was in default of certain financial covenants required by the loan agreement with its bank and has entered into a forbearance agreement through October 15, 1996 which requires, among other things, the immediate reduction of the present credit facility with the bank from $4,000,000 to $2,500,000 and the further reduction, in stages during September 1996, to $1,500,000. Further, in connection with production of the Company's Fall 1996 line, additional financing and letters of credit will be required during the second and third quarters of 1996. In order for the Company to fund its operating plans, the Company must either renegotiate the terms of the financing facility provided by the Company's bank, or arrange a new facility suitable to the Company's needs with a different lender. The Company has negotiated a credit facility with a new lender to replace its existing facility, which new facility requires the Company to raise an additional $2,000,000 in equity as a condition to obtaining such facility. The Company has raised $2,500,000 in equity to satisfy this requirement through August 14, 1996. Although presently, a closing with the new lender is scheduled during August 1996, there can be no assurance that the closing will occur. In addition, the Company may be required to raise additional funds to support the Company's operations through the sale of additional equity securities and/or the issuance of subordinated notes. The Company must obtain these or similar additional resources or consider modifications to its operating plans, including reductions in operating costs to enable it to continue operations. However, no assurance can be given that the Company will be successful in raising additional capital to support future operations. Further, there can be no assurance, assuming the Company successfully raises additional funds and is able to use its existing credit facility or establish a new facility that the Company will achieve profitability or a positive cash flow.

                           PART II - OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

Not Applicable


ITEM 2.     CHANGES IN SECURITIES

Not Applicable


ITEM 3.     DEFAULTS ON SENIOR SECURITIES

            At June 30, 1996, the Company was in default of certain provisions of the Loan and Security Agreement with its principal lender regarding certain credit insurance to be established within prescribed timeframe, funding requirements for the infusion of subordinated loans or capital infusions by MR Acquisitions, L.L.C. ("MR"), or by MR causing the same to occur, and the covenant requiring establishment and maintenance of certain tangible net worth and leverage. The lender agreed to wait until July 15, 1996 to demand payment and subsequently entered into an interim forebearance agreement through July 31, 1996 which reduced the loan limit to $1,500,000. Further, on July 31, 1996 the Company has entered into a forebearance agreement through October 15, 1996 which requires, among other things, the immediate reduction to the present credit facility with the bank from $4,000,000 to $2,500,000 and the further reduction, in stages during September 1996, to $1,500,000.

            At June 30, 1996, the Company was in default of certain provisions of the Loan and Security Agreement with KPR Sports International, Inc. relating to a tangible net worth and leverage requirement which is identical to the covenant of the Company's principal lender. KPR Sports International, Inc. has waived the aforementioned default through October 15, 1996.



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable


ITEM 5.     OTHER INFORMATION

Not Applicable


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    10.1 Waiver letter dated August 15, 1996 between Ryka Inc. and KPR Sports International.

    10.2 Waiver letter dated June 29, 1996 between the Ryka Inc. and Midlantic Bank.

    10.3 Forebearance letter dated July 31, 1996 between Ryka Inc. and Midlantic Bank.

    10.4 Guaranty and Surety Agreement between Michael G. Rubin and Midlantic Bank.

                            RYKA Inc. and Subsidiary




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     RYKA INC.



Date: August 14, 1996                By: /s/ Michael G. Rubin
                                         --------------------------
                                             Michael G. Rubin
                                          Chairman of the Board &
                                          Chief Executive Officer



Date: August 14, 1996                By: /s/Steven A. Wolf
                                         --------------------------
                                                Steven A. Wolf
                                         Vice President of Finance &
                                          Chief Financial Officer

                            RYKA Inc. and Subsidiary
                                  EXHIBIT INDEX

Exhibit No.                 Description                      Sequential Page No.
- -------------------------------------------------------------------------------


  10                         Waiver letter dated August 15, 1996
                             between RYKA Inc. and KPR Sports
                             International Inc.                      21

                             Waiver letter dated June 29, 1996
                             between RYKA Inc. and Midlantic Bank.

                             Forebearance letter dated July 31,
                             1996 between RYKA Inc. and
                             Midlantic Bank.

                             Guaranty and Surety Agreement between
                             Michael G. Rubin and Midlantic Bank.