Form 10-Q
period 1996-09-30
RYKA INC
filed 1996-11-19
CIK 828750

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

                 For the period ended SEPTEMBER 30, 1996
                                      ------------------
                                      or
     [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934.

                 For the transition period from ______________ to ______________

                 Commission File Number 0-16611
                                        -------

                                   RYKA INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                         04-2958132
--------------------------------------------------------------------------------
     (State or other jurisdiction                           (I.R.S. Employer
   of incorporation or organization)                      Identification Number)
   555 S. Henderson Road, Suite B, King of Prussia, PA         19406
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)
                                  610-337-2200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [X]   No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of November 18, 1996:

Common Stock $.01 par value                               56,635,326
---------------------------                          --------------------
   (Title of each class)                              (Number of Shares)
--------------------------------------------------------------------------------

                            RYKA Inc. and Subsidiary
         Form 10-Q for the Three-Month Period Ended September 30, 1996
                               Table of Contents
================================================================================

                                                                                      Page
                                                                                      ----

PART I - FINANCIAL INFORMATION

 Item 1.   Financial Statements:
           Condensed Consolidated Balance
              Sheets as of September 30, 1996 and December 31, 1995                    3
           Condensed Consolidated Statements of Operations for the
              three-month and nine-month periods ended September 30, 1996
              and September 30, 1995                                                   4
           Condensed Consolidated Statements of Cash Flows for the
              nine-month periods ended September 30, 1996
              and September 30, 1995                                                   5
           Notes to Condensed Consolidated Financial Statements                     6 to 11

 Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                               12 to 17



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

PART I -- FINANCIAL INFORMATION
ITEM 1 -- FINANCIAL STATEMENTS

                            RYKA Inc. and Subsidiary
                     Condensed Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                         September 30,     December 31,
                                                                             1996              1995
                                                                         -------------     ------------
                                                                          (Unaudited)
                                   ASSETS
 Current assets:
   Cash                                                                  $    84,558       $   77,509
   Accounts receivable, net of allowance for doubtful
    accounts of $41,982 in 1996 and $57,573 in 1995                        3,818,375          533,490
   Inventory                                                               2,366,546          678,319
   Prepaid expenses and other current assets                                 100,721          118,294
   Note receivable, officer                                                   20,000                -
                                                                           ---------        ---------

          Total current assets                                             6,390,200        1,407,612

 Property and equipment, at cost, net of accumulated                         171,468          195,083
   depreciation
 Other assets                                                                  8,000              500
                                                                           ---------        ---------


          Total assets                                                   $ 6,569,668       $1,603,195
                                                                           =========        =========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
 Current liabilities:
   Note payable, bank                                                    $ 2,958,403       $        -
   Accounts payable and accrued expenses                                     865,464          850,614
   Due to affiliate                                                          145,952            2,043
                                                                           ---------        ---------

          Total current liabilities                                        3,969,819          852,657
                                                                           ---------        ---------

 Subordinated note payable, affiliate                                        851,440          851,440
                                                                           ---------        ---------

 Commitments and contingencies

 Stockholders' equity (deficiency):
   Preferred stock, $0.01 par value, 1,000,000
    shares authorized; none issued or outstanding                                  -                -
   Common stock; $0.01 par value, 90,000,000
    shares authorized; 56,615,326 and 46,135,326 shares
    issued and outstanding at September 30, 1996 and
    December 31, 1995, respectively                                          566,153          461,353
   Additional paid-in capital                                             19,756,429       17,286,229
   Accumulated deficit                                                   (18,574,173)     (17,848,484)
                                                                          ----------       ----------

          Total stockholders' equity (deficiency)                          1,748,409      (   100,902)
                                                                           ---------       ----------

          Total liabilities and stockholders' equity (deficiency)        $ 6,569,668       $1,603,195
                                                                           =========       ==========



Please refer to the notes to condensed consolidated financial statements.

                            RYKA Inc. and Subsidiary
                Condensed Consolidated Statements of Operations
--------------------------------------------------------------------------------


                                                     Three Months Ended            Nine Months Ended
                                                         September 30,                 September 30,
                                                     1996          1995            1996            1995
                                                  ------------------------      --------------------------
                                                         (Unaudited)                    (Unaudited)

Net sales                                         $4,222,641    $1,299,603      $7,186,260     $ 6,917,866

Other revenues                                           -          53,838             -            83,773
                                                   ---------     ---------       ---------      ----------

                                                   4,222,641     1,353,441       7,186,260       7,001,639
                                                   ---------     ---------       ---------      ----------
Costs and expenses:
  Cost of goods sold                               2,716,706       927,108       4,812,483       6,116,792
  Inventory write-down to lower of cost
     or market                                           -             -               -           586,000
  General and administrative expenses                359,830       353,738         848,763       1,649,843
  Sales and marketing expenses                       731,165       235,238       1,375,054       1,629,385
  Research and development expenses                  138,123        38,582         551,965         288,018
  Special charges                                    152,715       279,012         152,715         279,012
                                                   ---------     ---------      ----------      ----------

                                                   4,098,539     1,833,678       7,740,980      10,549,050
                                                   ---------     ---------      ----------      ----------

Operating income (loss)                              124,102    (  480,237)    (   554,720)    ( 3,547,411)
                                                   ---------     ---------      ----------      ----------


Other (income) expense:
  Interest expense                                    59,006        17,488         141,539         319,213
  Interest income                                 (    2,491)   (    4,171)    (     4,570)    (     6,328)
  Gain on disposition of property
     and equipment                                       -      (   10,782)            -       (    10,782)
  Merger related costs                                34,000           -            34,000         783,289
                                                   ---------     ---------      ----------      ----------

                                                      90,515         2,535         170,969       1,085,392
                                                   ---------     ---------      ----------      ----------

Income (loss) before extraordinary gain               33,587    (  482,772)    (   725,689)    ( 4,632,803)

Extraordinary gain:
  Forgiveness of debt                                    -       1,650,256             -         1,650,256
                                                   ---------     ---------       ---------      ----------

Net income (loss)                                 $   33,587    $1,167,484     ($  725,689)   ($ 2,982,547)
                                                   =========     =========       =========      ==========

Net income (loss) per share:
  Income(loss) before extraordinary gain          $      -     ($      .01)    ($      .01)   ($       .16)
  Extraordinary gain                                     -             .04             -               .06
                                                   ---------     ---------       ---------      ----------
Net income (loss) per share                       $      -      $      .03     ($      .01)   ($       .10)
                                                   =========     =========       =========      ==========

Weighted average common and common
  equivalent shares outstanding                   61,523,941    43,375,492      50,552,211      30,830,241
                                                  ==========    ==========      ==========      ==========




Please refer to the notes to condensed consolidated financial statements.

                            RYKA Inc. and Subsidiary
                Condensed Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------


                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                                    1996           1995
                                                                               -----------------------------
                                                                                        (Unaudited)
Cash flows from operating activities:
     Net loss                                                                   ($   725,689)    ($2,982,547)
     Adjustments to reconcile net (loss) to cash
      provided by (used in) operating activities:
        Extraordinary item - forgiveness of debt                                         -       ( 1,650,256)
        Depreciation and amortization                                                 39,081          36,572
        Provision for allowance for doubtful accounts                           (     34,000)        367,030
        Capital contributed as services                                               75,000             -
        Gain on disposition of property and equipment                                    -       (    10,782)
     Changes in operating assets and liabilities:
        Accounts receivable                                                     (  3,250,885)      1,537,743
        Inventory                                                               (  1,688,227)      2,646,839
        Prepaid expenses and other current assets                                     17,573          84,758
        Note receivable, officer                                                (     20,000)            -
        Accounts payable and accrued expenses                                         28,012         602,688
        Due to affiliate                                                             130,747          25,640
                                                                                  ----------      ----------

          Net cash provided by (used in) operating activities                   (  5,428,388)        657,685
                                                                                  ----------      ----------

Cash flows from investing activities:
     Purchase of property and equipment                                         (     15,466)    (    85,988)
     Other assets                                                               (      7,500)         15,753
     Proceeds from sale of equipment                                                     -            15,120
                                                                                  ----------      ----------

          Net cash (used in) investing activities                               (     22,966)    (    55,115)
                                                                                  ----------      ----------

Cash flows from financing activities:
     Increase (decrease) in payable to lender, net                                 2,958,403     ( 2,203,730)
     Proceeds from sale of common stock                                            2,500,000       1,152,863
     Advances from (repayment to) factor, net                                            -       ( 1,286,237)
     Proceeds from note payable, bank                                                    -           322,000
     Proceeds from subordinated note payable                                             -           851,440
     Proceeds from exercise of warrants and stock options                                -           305,248
                                                                                  ----------      ----------

          Net cash provided by (used in) financing activities                      5,458,403     (   858,416)
                                                                                  ----------      ----------

 Net increase (decrease) in cash                                                       7,049     (   255,846)

 Cash, beginning of period                                                            77,509         296,226
                                                                                  ----------      ----------

 Cash, end of period                                                             $    84,558     $    40,380
                                                                                  ==========      ==========



Please refer to the notes to condensed consolidated financial statements.

                            RYKA Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

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

The Company's financial statements for the quarter ended September 30, 1996 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant recurring losses since its inception and had an accumulated deficit at September 30, 1996 of $18,574,173. The Company was involved in several significant transactions during 1995, which included the sale of securities, a change in key management, the establishment of a new loan and security agreement with a bank, the settlement of debts with secured and unsecured creditors and moving the Company's principal offices. Without the occurrence of these transactions or other strategic arrangements, there was substantial doubt that the Company would have been able to remain in business through the third quarter of 1995. Having accomplished such transactions, Management plans to develop and acquire new merchandise, market and promote the Company's product and expand the workforce in support of the Company's current plans. To accomplish these goals the Company will have to incur substantial expenditures.

In order to meet ongoing needs and fund its operating plans, the Company negotiated a credit facility with a new lender which became effective
August 15, 1996. As a prerequisite to closing the new credit facility, the Company was required to raise $2,000,000 in equity. This requirement was satisfied with the sale of $2,500,000 of equity securities through a Private Placement which commenced in May, 1996 and was completed in August, 1996, (the "1996 Private Placement").

On September 26, 1996, the Company entered into an Agreement and Plan of Reorganization, as amended and restated (the "Reorganization Agreement"), with KPR Sports International, Inc. ("KPR") and certain affiliated companies (collectively the "KPR Companies") and Michael G. Rubin, Chairman and Chief Executive Officer of RYKA and the sole stockholder of the KPR Companies, pursuant to which, subject to the approval by the stockholders of RYKA and the Company's lender, RYKA would become a holding company by transferring all of its assets and liabilities to a wholly-owned subsidiary and would acquire the KPR Companies in exchange for 163,250,000 shares of RYKA. Although RYKA originally expected the Reorganization to become effective as of December 31, 1996, the Company has announced that the Reorganization has been postponed until mid-1997 as a result of (i) technical issues regarding the accounting treatment of the proposed transaction and (ii) a further valuation of the proposed transaction.

There is no assurance that the Reorganization will be consummated. In the event that the Reorganization is not consummated, or further delayed, the Company may be required to raise additional financing. Further, upon completion of the Reorganization, the Company may raise additional financing.

Management recognizes that the Company may be required to obtain these or similar additional resources or consider modifications to its operating plans, including reductions in operating costs, to enable it to continue operations. However, no assurance can be given that the Company will be successful in raising sufficient additional capital, if required, to support future operations.

The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

                            RYKA Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION - CONTINUED

Net loss per share is based on the weighted average number of Common Stock and dilutive Common Stock equivalents outstanding during the period. Common Stock equivalents are comprised, when dilutive, of stock options and Common Stock warrants.

NOTE B - RESTATEMENT OF PRIOR QUARTERS

The Company has reclassified certain revenues and expenses related to the recognition of revenue and related expenses for the first and second quarters of 1996. In conjunction with this restatement, the Statement of Operations for the quarter and nine months ended September 30, 1996 presented herein reflect the cumulative effect of the restatement for the first two quarters of 1996. The Company will file Form 10Q-A for these quarters.


                                     Quarter Ended               Quarter Ended
                                     March 31, 1996              June 30, 1996
                              --------------------------- ---------------------------
                               As Reported   As Restated   As Reported   As Restated
                              ------------- ------------- ------------- -------------
Sales                          $ 2,014,333   $ 1,736,354   $ 1,557,981   $ 1,217,265

Operating Expenses               2,249,547     1,938,071     1,977,276     1,694,370

Operating Loss                    (235,214)     (204,717)     (419,295)     (477,105)

Other Expenses                      28,392        28,392        52,062        52,062

Net Loss                          (263,606)     (230,109)     (471,357)     (529,167)

NOTE C - DEBT

On August 15, 1996, the Company entered into a $4,500,000 asset based revolving credit facility with a new lender. The facility contains a sub-line for the
issuance of letters of credit.   The facility makes funds available to the
Company based upon a percentage of inventory and accounts receivable, as defined in the agreement. Interest on the amount outstanding is paid monthly at the rate of prime plus one quarter percent and the facility is due on demand. As of September 30, 1996, the Company had $2,958,403 outstanding under this facility.

The loan and security agreement with the Company's principal lender requires the Company to observe certain covenants and maintain certain minimum levels of tangible net worth and leverage.

NOTE D - RELATED PARTY TRANSACTIONS

The Company conducts its operations and warehouses inventory in a facility subleased from the KPR Companies. Terms of the sublease require rental payments of approximately $4,000 per month for use of these facilities and the warehousing through July 31, 1997. Any other cost related to the use of the joint facility or for other services provided by MR Acquisitions, L.L.C. or its affiliates ("MR") will be charged to the Company on an arms length basis and will be subject to approval by a special disinterested committee of the Board of Directors.

KPR, an affiliate of MR, has advanced certain funds to the Company on a temporary basis. Such amounts are included in the balance sheet under current liabilities as due to affiliate.

MR, through KPR, has made available to the Company a letter of credit facility in the amount of $2,000,000. This facility is used by the Company to finance the purchase of manufactured inventory with overseas vendors. At September 30, 1996, letters of credit in the amount of $502,213 were issued by KPR on behalf of the Company. Merchandise inventory received under the terms of the facility is recorded in the financial statements upon transfer of title to the Company which, generally, occurs upon payment to KPR. In connection with its new credit facility, the amounts outstanding under the letters of credit by KPR were paid. RYKA's new credit facility provides for the issuance of letters of credit to RYKA by its new lender.

                            RYKA Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

NOTE D - RELATED PARTY TRANSACTIONS - CONTINUED

Included in the statement of operations are sales of $151,299 relating to footwear sold to KPR yielding a profit of $32,046 to the Company. These goods were prior season's merchandise which was sold at negotiated terms on an arms-length basis.

The Chairman and Chief Executive Officer of the Company devotes a portion of his time to the Company's operations and marketing and sales related activities for which he does not receive any compensation. The value of these services for the nine-months ended September 30, 1996, estimated at $75,000, was recorded as compensation expense and included as part of general and administrative expenses in the statement of operations and as a contribution to capital and included as additional paid-in capital in the balance sheet.

In June, 1996, a $20,000 loan was made to an officer of the Company. The loan is unsecured and is payable on demand. Interest is paid bi-monthly at the rate of prime plus one quarter percent.

A summary of all related party transactions with the KPR Companies for the nine months ended September 30, 1996 are as follows:

                                                                                                        Amount
                               Financial                                         Amount                Included
Nature of                      Statement                 Transaction         Included in Due         in Additional
Transactions                 Classification                 Amount             To Affiliate         Paid-in Capital
------------                 --------------              -----------         ---------------        ---------------
Purchase of
Inventory from
vendors through
letter of credit
arrangement with
affiliate                       Inventory                 $2,236,758

Sale of Merchandise             Net Sales                    151,299

Rent                            General and
                                Administrative
                                Expense                       35,625
Interest on
Subordinated Debt               Interest Expense              59,093             $ 13,162

Interest on
Letters of Credit
Advances                        Interest Expense               1,779

Temporary Advances                                           893,165              132,790

Services Contributed            General and
 to Capital                     Administrative
                                Expense and
                                Additional Paid-
                                in Capital                    75,000                -----            $75,000
                                                                                                     -------

                                                                                 $145,952            $75,000
                                                                                 ========            =======

                            RYKA Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

NOTE E - EQUITY TRANSACTION, STOCK OPTIONS AND WARRANTS

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
                                        =========                 ==========

As a condition of the 1995 Private Placement, in the event the Company is unable to register such securities with the Securities and Exchange Commission in a filing which is effective within 120 days of the actual Closing (by November 28, 1995), the Company is required to remit to the investors $7,500 and warrants to purchase 5,000 shares for each month such registration statement does not become effective, up to a maximum reduction in stock proceeds of $150,000 and additional issuance of 100,000 shares of Common Stock. The registration was not accomplished within the 120 day period, however, waivers have been received from the participants in the 1995 Private Placement related to the provisions requiring a $7,500 per month remittance. Since there is no financial statement impact at September 30, 1996 and the subsequent impact, if any, would be de minimis, the entire amount of the proceeds has been recorded as equity in the balance sheet. With respect to the warrants, pursuant to the specific 1995 Private Placement terms, through September 30, 1996, warrants are to be issued to investors with an exercise price of $.25 which are exercisable for up to 10 years after date of issue.

From the date of closing on July 31, 1995 until completion of the 1995 Private Placement, the Company's Chairman and Chief Executive Officer provided a subordinated bridge loan to the Company. This loan is evidenced by a promissory note bearing no interest and is due upon receipt by the Company of the remaining proceeds of the 1995 Private Placement. At December 31, 1995, a total of $120,000 remained outstanding on such loan. As of December 31, 1995, a total of 480,000 shares were yet to be sold to investors. At March 31, 1996, the remaining 480,000 shares had been sold and the bridge loan repaid with the proceeds. Originally, in the event the 1995 Private Placement was not completed by August 26, 1995, such bridge loan was to be converted to equity based on the same terms as the 1995 Private Placement, with the exception of the provisions causing a contingent reduction in stock proceeds, as described above. The conversion date was subsequently extended until March 31, 1996. Since the ultimate effect of this transaction is to increase the outstanding capital stock of the Company through the sale of common stock to investors or conversion of the bridge loan into common stock, the transaction had been previously given effect to as if it had been completed. During the quarter ended March 31, 1996 the portion of such proceeds representing the par value of 480,000 shares amounting to $4,800 was reclassified to common stock from additional paid-in capital.

In May, 1996, the Company's Board of Directors, through a second Private Placement (the "1996 Private Placement"), authorized the sale of 10,000,000 shares of the Company's Common Stock which were placed during the second and third quarters of 1996. The results of the 1996 Private Placement are as follows:
                                                       Gross
                                       Shares         Proceeds
                                       Placed         Received
                                     ----------      ----------
   As of
   ------------
   June 30, 1996                      4,160,000      $1,040,000
                                     ==========       =========
   August 14, 1996                   10,000,000      $2,500,000
                                     ==========       =========

In October, 1996, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to register the shares placed in the 1995 Private Placement, 1996 Private Placement as well as the securities held by certain other stockholders who were granted piggy-back registration rights.

                            RYKA Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

NOTE E - EQUITY TRANSACTION, STOCK OPTIONS AND WARRANTS - CONTINUED

Stock Options:

The Company has issued options to certain employees to purchase shares of the Company's Common Stock at prices which approximated fair market value at the date of grant. The options vest at various times over periods ranging up to four years and generally must be exercised within 10 years from the date of grant. A summary of such options granted in the first nine months of 1996 is as follows:

                               NUMBER OF SHARES
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             For
                        Non-Plan    1987      1988      1990      1992      1993       1995       1996    Employee        Price
                         Grants     Plan      Plan      Plan      Plan      Plan       Plan       Plan    Directors     of Shares

------------------------------------------------------------------------------------------------------------------------------------

Outstanding at
December 31,
1995                     416,321   251,746   129,851   157,000   838,560   861,500   1,200,000      -       -        $.25 - $1.31

Granted during
nine months ended
September 30, 1996           -      13,000    10,500     3,500    10,500    37,500     300,000   670,000   25,000    $.20 - $ .47

Canceled during
the nine months ended
September 30, 1996           -         -         -         -         -         -        50,000      -         -              $.47
                         -----------------------------------------------------------------------------------------------------------


Outstanding at
September 30, 1996       416,321   264,746   140,351   160,500   849,060   899,000   1,450,000   670,000   25,000             -
                         ===========================================================================================================


NOTE F - REGISTRATION STATEMENT - EQUITY INCENTIVE PLAN

During January 1996, the Board of Directors of the Company approved the filing of a registration statement with the Securities and Exchange Commission for the offering of approximately 4.2 million shares of Common Stock.

The shares were to be issued pursuant to the "Partners Share Success" Equity Incentive Plan to be adopted by the Company. The purpose of the Program was to provide an ownership interest in the Company, through equity incentives, to retail sales personnel and store management personnel of the Company's customers, to educate consumers about the Company's products and to increase the sale of the Company's products to consumers.

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

As a result of the proposed Reorganization between RYKA, the KPR Companies and Michael Rubin and the subsequent filing of the Proxy Statement with the Securities and Exchange Commission, the Company terminated the Partners Share Success Program. As stated in Note A above, the Company has announced that the Reorganization has been postponed until mid-1997.

Included in special charges is $152,715 of costs related to the "Partners Share Success" Equity Incentive Plan implementation which was previously deferred.

                            RYKA Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

NOTE G - MERGER PROPOSAL FROM KPR SPORTS INTERNATIONAL, INC. AND AFFILIATES

On September 26, 1996, the Company entered into the Reorganization Agreement with the KPR Companies and Michael G. Rubin, Chairman and Chief Executive Officer of RYKA and sole stockholder of the KPR Companies, pursuant to which, subject to the approval by the stockholders of RYKA and by the Company's new lender.

 . The Company's Certificate of Incorporation would be amended and restated to effect, among other things, a 1-for-20 reverse stock split,

 . RYKA would become a holding Company by transferring all of its assets and liabilities to a wholly-owned subsidiary and would acquire the KPR Companies in exchange for 163,250,000 shares of RYKA (before giving effect to the 1-for-20 reverse stock split) and,

 . The number of shares issuable pursuant to RYKA's 1996 Equity Incentive Plan would be increased.

Although RYKA had originally anticipated that the Reorganization would become effective as of December 31, 1996, the Company has announced that the Reorganization has been postponed until mid-1997 as a result of (i) technical issues regarding the accounting treatment of the proposed transaction and (ii) a further valuation of the proposed transaction.

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

General Overview

The Company has not had a single profitable fiscal year since its inception and incurred a loss of $725,689 during the first nine months of 1996. In addition, the Company had an accumulated deficit of approximately $18,574,173 as of September 30, 1996.

Through July 31, 1995, the Company was in default on several occasions under its agreements with Pro-Specs America Corporation ("Pro-Specs") to provide production financing. In May 1995, Pro-Specs notified the Company of its intention to terminate such financing arrangements. During 1995, the Company reviewed several financing proposals, and on July 31, 1995 the Company consummated the financing arrangement with MR Acquisitions L.L.C. ("MR") to enable the Company to continue in existence. Without this financing arrangement, management believed there was substantial doubt that the Company would be able to remain in business.

The financing arrangement with MR provided the Company with cash proceeds from the sale of equity and subordinated debt and the ability to obtain funds and letters of credit through new financing facilities. As part of the financing, the Company negotiated substantial debt forgiveness with both secured and unsecured creditors and established a new management team to operate the restructured Company. Upon closing of the transaction with MR, the Company had stockholders equity of approximately $650,000 and subordinated debt of approximately $850,000 as compared to an equity deficiency of over $2,000,000 as of June 30, 1995. Since July 31, 1995 operating losses have been incurred, which have diminished stockholders equity and an additional $2,500,000 of gross proceeds has been received from an equity private placement which commenced in May, 1996 and was concluded in August, 1996 (the "1996 Private Placement"). As a result, stockholders equity is approximately $1,748,000 and subordinated debt remains at approximately $850,000 as of September 30, 1996.

During the first half of 1995 and until the financing with MR was consummated, staff reductions occurred on both a voluntary and involuntary basis and temporary employees were required to handle daily operations. Sales efforts were limited for a variety of reasons, including the inability to obtain product from the Company's overseas production sources. Once the financing with MR was consummated, new management began to reposition the Company by, among other things, relocating the Company from Norwood, Massachusetts to King of Prussia, Pennsylvania, terminating remaining employees in the Massachusetts location, hiring and training new employees in key management positions, including a new President and a new Chief Financial Officer, filling of other necessary positions within the Company, and beginning to develop new products and build or rebuild customer and supplier relationships. While management believes that these activities will have a long-term beneficial impact, they had significant negative impact on the Company's sales and operations. To accomplish its goals, to develop and acquire new merchandise, market and promote the Company's product and expand the workforce in support of the Company's current plans, the Company will have to incur substantial expenditures and will incur a cumulative operating loss for fiscal 1996.

As described in Note G to Notes to Condensed Consolidated Financial Statements, on July 8, 1996 the Company received a merger proposal from KPR Sports International, Inc. and certain affiliated companies (collectively, "the KPR Companies"), all of which are wholly owned by the Chairman and Chief Executive officer of RYKA. Pursuant to the proposal, the KPR Companies would be merged with RYKA. Although RYKA originally expected the Reorganization to become effective as of December 31, 1996, the Company has announced that the Reorganization has been postponed until mid-1997 as a result of (i) technical issues regarding the accounting treatment of the proposed transaction and (ii) a further valuation of the proposed transaction. If such merger were to occur it is believed that RYKA would realize certain operating benefits. However, there is no assurance that the merger will occur or that the benefits materialize.

Results of Operations

Three Months Ended September 30, 1996 as Compared to the Three Months Ended
---------------------------------------------------------------------------
September 30, 1995
------------------

The following table sets forth, for the periods indicated, the relative percentage that certain items in the Company's Condensed Consolidated Statements of Operations bear to net sales:


 (In Thousands)                                               Three Months Ended September 30,
                                                    -------------------------------------------------
                                                            1996                         1995
                                                    --------------------         --------------------
                                                         (Unaudited)                  (Unaudited)

Net sales                                           $4,222.6       100.0%        $1,299.6        96.0%

Other revenues                                          -            -               53.8         4.0%
                                                    --------------------         --------------------
                                                     4,222.6       100.0%         1,353.4       100.0%
                                                    --------------------         --------------------
Costs and expenses:
  Cost of goods sold                                 2,716.7        64.3%           927.1        68.5%
  General and administrative expenses                  359.8         8.5%           353.7        26.1%
  Sales and marketing expenses                         731.2        17.3%           235.2        17.4%
  Research and development expenses                    138.1         3.3%            38.6         2.9%
  Special charges                                      152.7         3.6%           279.0        20.6%
                                                    --------------------         --------------------
                                                     4,098.5        97.1%         1,833.6       135.5%
                                                    --------------------         --------------------

  Operating income (loss)                              124.1         2.9%          (480.2)      (35.5%)

  Other expense,  net                                   90.5         2.1%             2.6          .2%
                                                    --------------------         --------------------

  Income (loss) before extraordinary item               33.6         0.8%          (482.8)      (35.7%)

  Extraordinary item - forgiveness of debt                -           -           1,650.3       122.0%
                                                    --------------------         --------------------

  Net income                                        $   33.6         0.8%        $1,167.5        86.3%
                                                    ====================         ====================

Net sales increased by $2,923,038 (224.9%) from $1,299,603 for the three months ended September 30, 1995 to $4,222,641 for the three months ended September 30, 1996. The increase in net sales was due to several factors. First, sales during the third quarter of 1996 represented the initial product line designed and developed by RYKA's new management. The product line was the result of significant resources devoted by the Company toward the line's development and design. The new line, which was a more performance-based line than previous RYKA products with updated cosmetic, was received favorably by the retail trade. The result was a more than doubling of sales as compared to the third quarter of 1995, which represented the first quarter of operations under new management. During the third quarter of 1995, until July 31, 1995 there was significant uncertainty surrounding the Company's future, despite the likelihood of and ultimately the consummation of additional financing and the agreement with MR. During this time period, many customers were apprehensive about the future of the Company and delayed or cancelled their planned orders or declined to place orders. This occurrence was further exacerbated by the fact that fall goods are traditionally shipped towards the end of June or beginning of July and were not available for delivery to retailers until the middle of September as a result of continuing negotiations with vendors.

Accordingly, sales for the third quarter of 1996 sales are being compared to sales in the third quarter of 1995 which were depressed by a number of unusual reasons. Finally the women's athletic category continues to be increasingly competitive with larger vendors increasing their focus on this portion of the market.

Cost of goods sold increased by $1,789,598 (193.0%) from $927,108 for the three months ended September 30, 1995 to $2,716,706 for the three months ended September 30, 1996. The overall gross profit expressed as a percentage of net sales increased from 28.7% for the quarter ended September 30, 1995 to 35.7% for the quarter ended September 30, 1996. The increase in gross profit reflects a more timely delivery schedule of product to retailers, in the current quarter, thus eliminating certain incentives which were required to be offered to customers to accept RYKA products later than their requested delivery date in the third quarter of 1995. Secondly, sales during the three months ended September 30, 1996 represented all current product lines with improved profit margins.

General and administrative expenses increased by $6,092 (1.7%) from $353,738 for the quarter ended September 30, 1995 to $359,830 for the quarter ended September 30, 1996. The increase reflects a concerted effort to restructure the Company in an efficient manner. This increase was due primarily to an increase in payroll and payroll related expenses in the quarter ended September 30, 1996 due to hiring of administrative and support personnel offset by decreases in professional fees and travel expenses.

Sales and marketing expenses increased by $495,927 (210.8%) from $235,238 in the quarter ended September 30, 1995 to $731,165 in the quarter ended September 30, 1996. This increase was due primarily to (i) an increase of approximately $85,000 in advertising costs related to trade and consumer print advertising coinciding with the introduction of the 1996 fall line, (ii) the introduction of a special promotion program costing approximately $190,000 with a key retailer aimed at generating higher levels of consumer awareness for RYKA products (the program involved significant national advertising and in-store displays of RYKA footwear), (iii) an increase of trade show expense of approximately $128,000 related primarily to RYKA's attendance at the NSGA (National Sporting Goods Association) trade show in 1996 and (iv) an increase in commissions paid to outside sales representatives of approximately $68,000 (178.9%) from $38,000 to approximately $106,000 as a result of an increase in sales.

Research and development expenses increased $99,541 (258.0%) from $38,582 in the quarter ended September 30, 1995 to $138,123 in the quarter ended September 30, 1996. The increase reflects a concerted effort by management to further develop and improve the Company's products. The increase is primarily due to
(i) an increase in consulting fees to product designers and product developers of approximately $42,000 and travel costs to the Orient of approximately $22,000, and (ii) increased costs of sample merchandise and other product costs of approximately $34,000 related to the fall 1996 product line.

Special charges decreased by approximately $126,000 from $279,012 in the quarter ended September 30, 1995 to $152,715 in the quarter ended September 30, 1996. Special charges in the quarter ended September 30, 1995 related to the transaction with MR and the closing of RYKA's Massachusetts facility and the relocation of the Company's operations to King of Prussia, Pennsylvania. In the quarter ended September 30, 1996 the special charges resulted from the termination of the Partners Share Success Equity Incentive Program.

Other expenses, net increased $87,980 from $2,535 in the quarter ended September 30, 1995 to $90,515 in the quarter ended September 30, 1996. The increase is primarily due to (i) $34,000 of costs related to the proposed Plan of Reorganization between RYKA, the KPR Companies and Michael G. Rubin, and (ii) an increase in interest expense of approximately $42,000 (237.4%) from approximately $17,000 in the quarter ended September 30, 1995 to approximately $59,000 for the quarter ended September 30, 1996. The increase in interest expense reflects the increased demands for funds necessary to finance the sales growth for the 1996 fall season.

Extraordinary item of approximately $1,650,000 related to gain on settlements with both secured and unsecured creditors related to the transaction with MR.

Nine Months Ended September 30, 1996 as Compared to the Nine Months Ended
-------------------------------------------------------------------------
September 30, 1995
------------------

The following table sets forth the periods indicated, a percentage analysis of items included in the Condensed Consolidated Statement of Operations in relation to net sales:

(In Thousands)                                                      Nine Months Ended September 30,
                                                            -----------------------------------------------
                                                                    1996                       1995
                                                            ---------------------     ---------------------
                                                                 (Unaudited)               (Unaudited)

Net sales                                                   $7,186.3       100.0%     $6,917.9        98.2%

Other revenues                                                  -              -          83.7         1.2%
                                                            ---------------------     ---------------------
                                                             7,186.3       100.0%      7,001.6       100.0%
                                                            ---------------------     ---------------------
Costs and expenses:
  Cost of goods sold including inventory write-down
     to lower of cost or market                              4,812.5        67.0%      6,702.8        95.7%
  General and administrative expenses                          848.8        11.8%      1,649.8        23.6%
  Sales and marketing expenses                               1,375.1        19.1%      1,629.4        23.3%
  Research and development expenses                            551.9         7.7%        288.0         4.1%
  Special charges                                              152.7         2.1%        279.0         4.0%
                                                            ---------------------     ---------------------
                                                             7,741.0       107.7%     10,549.0       150.7%
                                                            ---------------------     ---------------------

  Operating loss                                              (554.7)       (7.7%)    (3,547.4)      (50.7%)
  Other expense, net                                           171.0         2.4%      1,085.4        15.5%
                                                            ---------------------     ---------------------

  Net loss before extraordinary item                          (725.7)      (10.1%)    (4,632.8)      (66.2%)
  Extraordinary item - forgiveness of debt                       -             -       1,650.3        23.6%
                                                            ---------------------     ---------------------
  Net loss                                                   ($725.7)      (10.1%)   ($2,982.5)      (42.6%)
                                                            =====================     =====================

Net sales increased by $268,394 (3.9%) from $6,917,866 for the nine months ended September 30, 1995 to $7,186,260 for the nine months ended September 30, 1996. The increase in the net sales was due primarily to (i) increased sales in the third quarter of 1996 as a result of strong improvements to the design and development of RYKA's fall products, which was the first line developed by new management, (ii) the Company sold a limited amount of closeout inventory in the third quarter of 1996 as compared with the third quarter of 1995, (iii) the athletic footwear industry continued to experience sluggishness and the volume of off-price product in the marketplace remained high and, (iv) the womens' athletic category remained extremely competitive with larger vendors increasing their market focus on this portion of the market.

Cost of goods sold before inventory write-down to lower of cost or market in 1995 decreased by $1,304,309 (21.3%), from $6,116,792 for the nine months ended September 30, 1995 to $4,812,483 for the nine months ended September 30, 1996. The overall gross margin on net sales increased by 28.7 percentage points, from 4.3% in the nine months ended September 30, 1995 to 33.0% for the comparable period in the current year. The increase in gross profit percentage for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, was due primarily to (i) a more timely delivery schedule of product to retailers, in the current quarter, thus eliminating certain incentives which were required to be offered to customers to accept RYKA products later than their requested delivery date in the third quarter of 1995, (ii) sales in the quarter ended September 30, 1996 represented all new products with improved profit margins, (iii) the financial position of the Company greatly improved in 1996. During the first seven months of 1995, RYKA was under extreme financial pressures. As a result, the Company was required to sell substantial amounts of inventory at significant losses or no profit, in order to raise cash for operations. Gross profit margins for the third quarter of 1995, although improved greatly from the first six months of 1995, resulted from a smaller percentage of total sales for the nine month period ended September 30, 1995. In addition, the sales for the third quarter of 1995 were substantially less than the sales for the same period of 1996, therefore having less impact on the gross profit percentage in 1995 compared to 1996.

General and administrative expenses decreased by $801,080 (48.6%) from $1,649,843 for the nine months ended September 30, 1995 to $848,763 for the nine months ended September 30, 1996. The decrease over the prior year was due primarily to (i) a decrease in 1996 in the Company's provision for estimated bad debt expenses of approximately $392,000, (ii) decrease in factoring commissions of approximately $58,000, (iii) additional financial consulting and accounting services in 1995 of approximately $200,000 incurred in completing the financial statements and in filing the quarterly report on 10-Q after the resignation of the Company's Chief Financial Officer and, (iv) other general and administrative expenses in the nine months ended September 30, 1995 which included approximately $40,000 in legal fees incurred in connection with a failed attempt to raise capital from investors and approximately $33,000 in trademark and licensing fees incurred in connection with the dissolution of RYKA GmbH in Germany which formerly held the trademark of RYKA.

Sales and marketing expenses decreased by $254,331 (15.6%) from $1,629,385 for the nine months ended September 30, 1995 to $1,375,054 for the nine months ended September 30, 1996. The decrease over the prior year was primarily due to (i) a decrease in advertising of approximately $64,000 (31.4%) from approximately $204,000 for the nine months ended September 30, 1995 to approximately $140,000 for the nine months ended September 30, 1996; (ii) an increase in trade show expenses of approximately $200,000, related to RYKA's attendance at the NSGA trade show in July 1996, a show not attended by RYKA in 1995, as well as an increase in the expenditures at the Supershow in February as compared to 1995,
(iii) a decrease in promotion expenditures of approximately $192,000 (89.2%) from approximately $402,000 for the nine months ended September 30, 1995 to approximately $210,000 for the nine months ended September 30, 1996; (iv) a decrease in payroll and payroll related expenses of approximately $57,000, and
(v) a decrease in international point of purchase promotional items of $57,000.

Research and development expenses increased by $263,947 (91.6%) from $288,018 for the nine months ended September 30, 1995 to $551,965 for the nine months ended September 30, 1996. The increase reflects a continuing concerted effort by management to further develop and improve the Company's product line. The increase is comprised of approximately $166,000 in salary and consulting fees. During the nine months ended September 30, 1996 the Company engaged the services of several outside design groups to design and develop the fall 1996 and spring 1997 lines.

Special charges decreased by approximately $126,000 from $279,012 in the nine months ended September 30, 1995 to $152,715 in the nine months ended September 30, 1996. Special charges in the nine months ended September 30, 1995 related to the transaction with MR and the closing of RYKA's Massachusetts facility and the relocation of the Company's operations to King of Prussia, Pennsylvania. In the nine months ended September 30, 1996 the special charges result from the termination of the Partners Share Success Equity Incentive Program.

Other expenses, net decreased by $914,423 (84.2%) from $1,085,392 for the nine months ended September 30, 1995 to $170,969 for the nine months ended September 30, 1996. The decrease is primarily attributed to the write-off of costs associated with the termination of the merger with L.A. Gear, Inc. in 1995 of $783,289 and a decrease in interest expense of $177,675 (55.7%) from $319,213 for the nine months ended September 30, 1995 to $141,539 for the nine months ended September 30, 1996. The decrease in interest expense is a result of additional capital funds infused into the Company on July 31, 1995, as well as in the second quarter of 1996 as a result of proceeds received to date for the 1996 Private Placement. In connection with the financing transaction with MR, the Company established a line of credit with interest at prime plus one percent. Previously, the agreement with Pro-Specs provided for inventory financing at effective interest rates in excess of 20%.

Extraordinary item of approximately $1,650,000 related to gain on settlements with both secured and unsecured creditors related to the Transaction with MR.

Liquidity and Capital Resources

Through July 31, 1995, RYKA continued to experience a critical shortage of cash. On July 31, 1995, the Company consummated a financing agreement with MR, pursuant to which MR provided or arranged to provide the Company with up to $8,000,000 of new financing in the form of (i) a $1,000,000 equity and subordinated debt investment by MR and KPR, an affiliate of MR, (ii) $2,000,000 letter of credit facility from KPR, (iii) a $4,000,000 revolving credit facility with a bank, and (iv) a $1,000,000 equity investment through the Private Placement of Common Stock with certain investors. Prior to consummating the financing with MR, the Company had a nominal cash balance and a working capital deficiency of approximately $2,300,000. Without this financing, management believed there was a substantial doubt that the Company would be able to remain in business.

As a result of consummating the financing with MR, the Company received proceeds from the sale of Common Stock and warrants and proceeds from subordinated notes payable, aggregating approximately $1,750,000 net of transaction related costs. Additionally, secured and unsecured creditors forgave certain indebtedness resulting in a gain of approximately $1,650,000. The Company established a new $4,000,000 asset based revolving credit facility with a bank and established a $2,000,000 letter of credit facility with an affiliate of MR. Both the bank facility and the letter of credit facility provided for rates which were more competitive than those the Company had previously been able to obtain. Interest on the bank loans was at the prime rate plus 1% and letters of credit, prior to draw, were provided at a rate of 1/4% of the sum of the face amount plus any underlying bank fees and opening charges (approximately an additional 1-1/2% to 2% per annum).

The financing with MR resulted in an increase in working capital of approximately $3,600,000, so that the Company's working capital deficiency of approximately $2,300,000 was converted to positive working capital of approximately

$1,300,000 at July 31, 1995. As of September 30, 1996 the Company's working capital was approximately $2,500,000. The increase in working capital, in large part, relates to the receipt of $2,500,000 in gross proceeds from the 1996 Private Placement which occurred between May and August of 1996. Had such proceeds not been received, working capital would have been virtually non existent at September 30, 1996 as a result of continuing losses between August, 1995 and September, 1996.

As of June 30, 1996 and as stated previously, the Company was in default of certain financial covenants required by the loan agreement with its former lending bank and had entered into a forbearance agreement through October 15, 1996 which required, among other things, the immediate reduction of the credit facility with the bank from $4,000,000 to $2,500,000 and the further reduction, in stages during September 1996, to $1,500,000.

On August 15, 1996, the Company closed on a new credit facility with a new lender which replaced the credit facility with the bank and KPR which was established on July 31, 1995. The new credit facility has an initial term of one year and increases the amount that RYKA can borrow to $4,500,000 based upon certain advance ratios with interest at prime plus 0.25%.

Concurrently with RYKA, KPR closed a new credit facility with the same lender. On November 8, 1996 the bank notified KPR that it was in default of certain financial covenants, specifically the debt to net worth ratio and required tangible net worth, and certain provisions relating to financial information. RYKA has satisfied its financial covenants and is not in default of its loan with the lender. Given the dependence of RYKA on certain support provided by KPR including, but not limited to, warehousing and office rental, KPR's ability to obtain continued funding or additional funding for its operations could adversely impact the ability of RYKA to continue in business independent of KPR.

On September 26, 1996, the Company entered into the Reorganization Agreement with the KPR Companies and Michael Rubin, Chairman and Chief Executive Officer of RYKA, and as of the date hereof, the Company has announced that the Reorganization has been postponed until mid-1997. In order for the Reorganization to become effective a majority vote of the stockholders of RYKA and consent by the Company's new bank, among other things, is required.

Even with its new credit facility and the additional equity raised through August 14, 1996, RYKA may be required to raise additional equity and/or subordinated debt. However, no assurance can be given that RYKA will be successful in raising additional capital, if necessary. Further, there can be no assurance that RYKA will achieve profitability or a positive cash flow even with sufficient capital resources.

                          PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

Not Applicable


ITEM 2.  CHANGES IN SECURITIES

Not Applicable


ITEM 3.  DEFAULTS ON SENIOR SECURITIES

Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable


ITEM 5.  OTHER INFORMATION

Not Applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

11     Statement regarding computation of per share earnings.

                           RYKA Inc. and Subsidiary



                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   RYKA INC.



Date: November 19, 1996            By: /s/ Michael G. Rubin
                                      ------------------------------------
                                            Michael G. Rubin
                                        Chairman of the Board &
                                        Chief Executive Officer



Date: November 19, 1996            By: /s/Steven A. Wolf
                                      ------------------------------------
                                            Steven A. Wolf
                                        Vice President of Finance &
                                        Chief Financial Officer

                           RYKA Inc. and Subsidiary
                                 EXHIBIT INDEX

Exhibit No.                       Description                Sequential Page No.
--------------------------------------------------------------------------------


11              Statement Regarding Computation of
                Per Share Earnings