Form 10-Q/A
period 1996-03-31
RYKA INC
filed 1997-06-26
CIK 828750

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
================================================================================

                                  FORM 10-Q A

    [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934.

               For the period ended MARCH 31, 1996
                                    --------------
                                      or
    [_] Transition Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934.

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

                                Yes [X] No [_]

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of May 3, 1996:

Common Stock $.01 par value                                 46,615,326
---------------------------                            --------------------
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

PART I -- FINANCIAL INFORMATION
ITEM 1 -- FINANCIAL STATEMENTS

                            RYKA INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                         March 31,   December 31,
                                                           1996          1995
                                                        -----------  ------------
                                                        (Unaudited)
                               ASSETS
 Current assets:
   Cash                                                $        185    $     77,509
  Accounts receivable, net of allowance for doubtful
   accounts of $73,800 in 1996 and $57,573 in 1995        1,269,356         533,490
  Inventory                                               1,070,954         678,319
  Prepaid expenses and other current assets                 226,086         118,294
                                                       ------------    ------------

          Total current assets                            2,566,581       1,407,612

 Property and equipment, at cost, net of accumulated
   depreciation                                             185,526         195,083

 Deferred registration costs                                 40,000               -

 Security deposits                                              535             500
                                                       ------------    ------------

          Total assets                                 $  2,792,642    $  1,603,195
                                                       ============    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

   Current liabilities:
   Note payable, bank                                  $  1,237,000    $          -
   Accounts payable and accrued expenses                    337,401         437,324
   Due to customer                                          413,290         413,290
   Due to affiliate                                         259,522           2,043
                                                       ------------    ------------

          Total current liabilities                       2,247,213         852,657
                                                       ------------    ------------

 Subordinated note payable, affiliate                       851,440         851,440
                                                       ------------    ------------

 Bridge loan payable                                              -         120,000
 Other liabilities                                          150,000         150,000

 Commitments and contingencies

 Stockholders' deficiency:
   Preferred Stock, $0.01 par value, 1,000,000
    shares authorized; none issued or outstanding                 -               -
   Common Stock; $0.01 par value, 70,000,000
    shares authorized; 46,615,326 and 46,135,326 shares
    issued and outstanding at March 31, 1996 and
    December 31, 1995, respectively                         466,153         461,353
   Additional paid-in capital                            17,191,429      17,051,229
   Accumulated deficit                                  (18,113,593)    (17,883,484)
                                                        ------------   ------------

       Total stockholders' deficiency                   (   456,011)   (    370,902)
                                                       --------------  ------------

       Total liabilities and stockholders' deficiency  $    2,792,642  $  1,603,195
                                                       ==============  ============

Please refer to the notes to condensed consolidated financial statements.

                            RYKA INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                             Three Months Ended
                                                                 March 31,
                                                     1996                      1995
                                                    -----------------------------------
                                                               (Unaudited)
Net sales                                           $ 1,736,354             $4,134,650

Other revenues                                                -                 29,263
                                                    -----------             ----------

                                                      1,736,354              4,163,913
                                                    -----------             ----------
Costs and expenses:
 Cost of goods sold                                   1,170,440              3,449,778
 Inventory write-down to lower of cost or market              -                526,000
 General and administrative expenses                    132,579                608,938
 Sales and marketing expenses                           403,873                795,914
 Research and development expenses                      208,407                113,572
 Special charges                                         22,772                      -
                                                    -----------             ----------

                                                      1,938,071              5,494,202
                                                    -----------             ----------

Operating loss                                     (    201,717)          (  1,330,289)
                                                    -----------            -----------

Other (income) expense:
 Interest expense                                        28,754                227,779
 Interest income                                   (        362)          (      1,200)
 Merger related costs                                         -                683,460
                                                    -----------            -----------

                                                         28,392                910,039
                                                    -----------            -----------

Net loss                                           ($   230,109)          ($ 2,240,328)
                                                    ===========            ===========

Net loss per share                                 ($       .01)          ($       .08)
                                                    ===========            ===========
Weighted average common and common
 equivalent shares outstanding                       46,615,326             26,474,326
                                                    ===========            ===========

Please refer to the notes to condensed consolidated financial statements.

                           RYKA INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                      Three Months Ended
                                                                           March 31,
                                                                      1996           1995
                                                                 ----------------------------
                                                                          (Unaudited)
 Cash flows from operating activities:
   Net loss                                                      (  $ 230,109)   ($2,240,328)
   Adjustments to reconcile net loss to cash
     (used in) operating activities:
     Depreciation and amortization                                     13,088         15,000
     Provision for losses on accounts receivable                       16,227         51,211
     Capital contributed as services                                   25,000              -
     Reserve for inventory writedown to lower of cost or market             -        526,000
     Changes in operating assets and liabilities:
      Accounts receivable                                        (    752,093)    (  769,461)
      Inventory                                                  (    392,635)     1,281,565
      Prepaid expenses and other current assets                  (    107,792)       (30,569)
      Accounts payable and accrued expenses                      (     99,923)       338,006
      Due to affiliate                                                257,479              -
                                                                  -----------      ---------

      Net cash (used in) operating activities                    (  1,270,758)    (  828,576)
                                                                  -----------
  Cash flows from investing activities:
   Acquisitions of equipment                                     (      3,531)       (17,506)
   Security deposits                                             (         35)             -
                                                                  -----------      ---------

      Net cash (used in) investing activities                    (      3,566)    (   17,506)
                                                                  -----------      ---------

 Cash flows from financing activities:
   Proceeds from note payable, bank                                 1,237,000              -
   Repayment of bridge loan                                           120,000              -
   Proceeds from issuance of common stock                        (    120,000)             -
   Deferred registration costs                                   (     40,000)             -
   Principal payments under payable to lender, net                          -     (  294,096)
   Advances from factor, net                                                -        878,778
                                                                  -----------      ---------

      Net cash provided by financing activities                     1,197,000        584,682
                                                                  -----------      ---------

 Net decrease in cash                                            (     77,324)  (    261,400)

 Cash, beginning of period                                             77,509        296,226
                                                                   ----------      ---------

 Cash, end of period                                              $       185   $     34,826
                                                                   ==========    ===========

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

The Company's financial statements for the quarter ended March 31, 1996 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant recurring losses since its inception and had an accumulated deficit at March 31, 1996 of $18,113,593. The Company was involved in several significant transactions during 1995, which included the sale of securities, a change in key management, the establishment of a new loan and security agreement with a bank, the settlement of debts with secured and unsecured creditors and moving the Company's principal offices. Without the occurrence of these transactions or other strategic arrangements, there was substantial doubt that the Company would have been able to remain in business through the third quarter of 1995. Having accomplished such transactions, management plans to develop and acquire new merchandise, market and promote the Company's product and expand the workforce in support of the Company's current plans. To accomplish these goals, the Company will have to incur substantial expenditures and expects to incur continuing operating losses during 1996. The Company's working capital at March 31, 1996 will not be sufficient to meet management's objectives in 1996.

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

The loan and security agreement with the Company's principal lender requires the Company to observe certain covenants and maintain certain minimum levels of tangible net worth and leverage. Further, there is a requirement for additional subordinated loans or equity infusions in the event that losses occur subsequent to July 31, 1995 which would cause capital funds to decrease below $2,000,000, as defined. Such $2,000,000 minimum required the infusion of additional equity or subordinated loans of approximately $1,600,000 by March 31, 1996, and, as described below, such infusion had not been made.

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

A summary of all related party transactions with MR or its affiliates for the quarter ended March 31, 1996 are as follows:

                                                                                                         Amount
                              Financial                            Amount                               Included
  Nature of                   Statement        Transaction     Included in Due  Amount Included in   in Additional
Transactions               Classification        Amount         To Affiliate     Accrued Expenses   Paid-in Capital
------------               --------------      -----------     ---------------  ------------------  ---------------
Purchase of
Inventory                  Inventory             $1,340,198           $177,691

Sale of Merchandise        Net Sales                149,886

Rent                       General and
                           Administrative
                           Expense                   11,875              7,917

Interest on
Subordinated Debt          Interest Expense          19,606                                $12,737

Interest on
Letters of Credit
Advances                   Interest Expense           1,779                                  1,779

Temporary Advances                                  107,097             73,914

Services Contributed       General and
 to Capital                Administration
                           Expense and
                           Additional Paid-
                           in Capital                25,000                                                $25,000
                                                                       -------              ------         -------

                                                                      $259,522             $14,516         $25,000
                                                                       =======              ======         =======

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
                            =========         ==========

 As a condition of the private placement, in the event the Company is unable to register such securities with the Securities and Exchange Commission in a filing which is effective within 120 days of the actual Closing (by November 28, 1995), the Company will be required to remit to the investors $7,500 and warrants to purchase 40,000 shares for each month such registration statement does not become effective, up to a maximum reduction in stock proceeds of $150,000 and additional issuance of 400,000 shares of Common Stock. The registration was not accomplished within the 120 day period, however, waivers have been received from the participants in the private placement through March 31, 1996 related to the provisions requiring a $7,500 per month remittance. One of the remaining participants was issued warrants. Accordingly, at March 31, 1996 and December 31, 1995 $150,000 of the proceeds have been classified as temporary equity.

With respect to the warrants, pursuant to the specific private placement terms, through March 31, 1996, 80,000 warrants are to be issued to investors with an exercise price of $.25 and exercisable 10 years after the date of issue.

From the date of closing on July 31, 1995 until completion of the private placement, the Company's Chairman and Chief Executive Officer provided a subordinated bridge loan to the Company. This loan is evidenced by a promissory note bearing no interest and is due upon receipt by the Company of the proceeds of the private placement. At December 31, 1995, a total of $120,000 remained outstanding on such loan. This amount has been recorded as Bridge Loan Payable on the Balance Sheet at December 31, 1995. As of December 31, 1995, a total of 480,000 shares were yet to be sold to investors. At March 31, 1996, the remaining 480,000 shares were sold and the bridge loan repaid with the proceeds. Originally, in the event the private placement was not completed by August 26, 1995, such bridge loan was to be converted to equity based on the same terms as the private placement, with the exception of the provisions causing a contingent reduction in stock proceeds, as described above. The conversion date was subsequently extended until March 31, 1996.

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

         Plan Year From                     Number of
       Which Stock Option                     Shares   Option
      Shares Were Granted                    Granted    Price
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

GENERAL OVERVIEW

The Company has not had a single profitable fiscal year since its inception and incurred a loss of approximately $230,000 during the quarter ended March 31, 1996. In addition, the Company had an accumulated deficit of approximately $18,114,000 and a stockholders' deficiency of approximately $460,000 at March 31, 1996.

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

The financing arrangement (the "Agreement") with MR provided the Company with cash proceeds from the sale of equity and subordinated debt and the ability to obtain funds and letters of credit through new financing facilities. As part of the financing, the Company negotiated substantial debt forgiveness with both secured and unsecured creditors and established a new management team to operate the restructured Company. Upon closing of the transaction with MR, the Company had capital funds comprised of a net worth and subordinated debt in excess of $1,500,000 as compared to an equity deficiency over $2,000,000 at June 30, 1995. At March 31, 1996 capital funds have been reduced through operating losses to approximately $400,000.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 as Compared to the Three Months Ended March
-----------------------------------------------------------------------------
31, 1995
--------

The following table sets forth, for the periods indicated, the relative percentage that certain items in the Company's Condensed Consolidated Statements of Operations bear to net sales:

   (In Thousands)                                                THREE MONTHS ENDED MARCH 31,
                                                        --------------------------------------------

                                                                 1996                   1995
                                                        ----------------------  --------------------
                                                          (Unaudited)             (Unaudited)

Net sales                                                  $ 1,736     100.0%   $  4,135     100.0%

Other revenues                                                   -                    29
                                                           -------              --------

                                                             1,736                 4,164
                                                           -------              --------

Costs and expenses:
 Cost of goods sold (includes inventory writedown to
   lower of cost or market)                                  1,170      67.4%      3,976      96.2%
 General and administrative expenses                           133       7.6%        609      14.7%
 Sales and marketing expenses                                  404      23.3%        796      19.3%
 Research and development expenses                             208      12.0%        113       2.7%
 Special charges                                                23       1.3%          -         -
                                                            ----------------    ------------------

                                                             1,938     111.6%      5,494     132.9%
                                                            ----------------    ------------------

 Operating loss                                            (   202)    ( 11.6%) (  1,330)   ( 32.9%)

 Other expense,  net                                            28       1.6%        910      22.0%
                                                            ----------------    ------------------

 Net loss                                                  ($  230)    (13.2%) ($ 2,240)   ( 54.9%)
                                                            ================    ==================

NET SALES decreased by $2,398,296 (58.0%) from $4,134,650 for the three months ended March 31, 1995 to $1,736,354 for the three months ended March 31, 1996. The decrease in net sales was due primarily to several factors as follows:

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

COST OF GOODS SOLD decreased by $2,805,338 (70.6%) from $3,975,778 for the three months ended March 31, 1995 to $1,170,440 for the three months ended March 31, 1996. The overall gross profit expressed as a percentage of net sales increased from 3.8% for the quarter ended March 31, 1995 to 32.6% for the quarter ended March 31, 1996.

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

GENERAL AND ADMINISTRATIVE EXPENSES decreased by $476,359 (78.2%) from $608,938 for the quarter ended March 31, 1995 to $132,579 for the quarter ended March 31, 1996. The decrease reflects a concerted effort to restructure the Company in a cost efficient manner with reduced overhead expenses. This decrease was due primarily to:

 . The elimination of approximately $150,000 of credit and collection expenses incurred in the quarter ended March 31, 1995 of which approximately $50,000 related to costs associated with collection fees and commissions in connection with a previously existing factoring agreement with Heller Financial. The remaining amount represents a decrease of approximately $100,000 in additional bad debt expense during the quarter ended March 31, 1995, compared with the quarter ended March 31, 1996.

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

SALES AND MARKETING EXPENSES decreased by $392,041 (49.3%) from $795,914 in the quarter ended March 31, 1995 to $403,873 in the quarter ended March 31, 1996. This decrease was due primarily to:

 . A decrease in sales representatives commission expense of approximately
  $113,000. The decrease in commissions is due to decreased sales and a decrease in the effective rate paid to outside sales representatives:

                                    THREE MONTHS ENDED
                                         MARCH 31,
                                  -----------------------
                                     1996         1995
                                  ----------   ----------

          Commissions             $   44,766   $  157,354
                                  ==========   ==========

          Sales                   $1,746,354   $4,134,650
                                  ==========   ==========

          Effective percentage           2.6%         3.8%
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

RESEARCH AND DEVELOPMENT expenses increased $94,835 (83.5%) from $113,572 in the quarter ended March 31, 1995 to $208,407 in the quarter ended March 31, 1996. The increase reflects a concerted effort by management to further develop and improve the Company's products. The increase is primarily due to:

 . An increase of approximately $72,000 in salaries and consulting fees. During the quarter ended March 31, 1996, at a cost of approximately $125,000, the Company engaged the services of two outside design groups to design and develop the fall 1996 line. In addition, the former VP of Sourcing and Production and one other person were retained on a consulting basis to oversee the manufacturing process.

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

The Agreement and financing resulted in an increase in working capital of approximately $3,600,000, so that the Company's working capital deficiency of approximately $2,300,000 was converted to positive working capital of approximately $1,300,000 at July 31, 1995. At March 31, 1996 the Company's working capital was approximately $319,368 and will not be sufficient to meet management's objectives in 1996. The Company does not anticipate making significant capital expenditures during the foreseeable future. In addition, the Company plans the sale of additional equity securities and/or the issuance of subordinated notes, in order to generate sufficient capital resources to assure continuation of the Company's operations. The Company must obtain these or similar additional resources or consider modifications to its operating plans including reductions in operating costs to enable it to continue operations. However, no assurance can be given that the Company will be successful in raising additional capital to support future operations. Further, there can be no assurance, assuming the Company successfully raises additional funds and is able to utilize its existing credit facility or establish a new facility that the Company will achieve profitability or a positive cash flow.

As of March 31, 1996 and as stated previously, the Company was in default of certain financial covenants required by the loan agreement with its bank, although the Company's bank has waived such defaults in the past and most recently through May 31, 1996. As of December 31, 1995, no amounts were outstanding under the bank facility, although as of March 31, 1996, there was $1,237,000 outstanding under this facility. Further, in connection with production of the Company's Fall 1996 line, additional financing and letters of credit will be required during the second and third quarters of 1996. In order for the Company to fund its operating plans, the Company must either renegotiate the terms of the financing facility provided by the Company's bank, obtain additional waivers of defaults past May 31, 1996 or cure such defaults, or arrange a new facility suitable to the Company's needs with a different lender. The Company has negotiated a credit facility with a new lender to replace its existing facility, which new facility requiring this Company to raise an additional $2,000,000 in equity as a condition to obtaining such facility. The Company is currently in the process of raising $2,000,000 in equity to satisfy this requirement. In addition, the Company may be required to raise additional funds to support the Company's operations through the sale of additional equity securities and/or the issuance of subordinated notes. The Company must obtain these or similar additional resources or consider modifications to its operating plans, including reductions in operating costs to enable it to continue operations. However, no assurance can be given that the Company will be successful in raising additional capital to support future operations. Further, there can be no assurance, assuming the Company successfully raises additional funds and is able to use its existing credit facility or establish a new facility that the Company will achieve profitability or a positive cash flow.

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



                                   RYKA INC.



Date: June 26, 1997         By: /s/ Michael G. Rubin
                                ------------------------------------
                                        Michael G. Rubin
                                    Chairman of the Board &
                                    Chief Executive Officer



Date: June 26, 1997         By: /s/Steven A. Wolf
                                ------------------------------------
                                         Steven A. Wolf
                                  Vice President of Finance &
                                    Chief Financial Officer

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