Form 10-Q/A
period 1996-06-30
RYKA INC
filed 1997-06-26
CIK 828750

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

                               Yes [X]   No [_]

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of August 14, 1996:

Common Stock $.01 par value                                   55,615,326
---------------------------                              --------------------
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

PART I -- FINANCIAL INFORMATION
ITEM 1 -- FINANCIAL STATEMENTS

                           RYKA Inc. and Subsidiary
                     Condensed Consolidated Balance Sheets
--------------------------------------------------------------------------------
                                                       June 30,    December 31,
                                                         1996          1995
                                                     ------------  ------------
                                                     (Unaudited)
                                    ASSETS
Current assets:
  Cash                                               $        689  $     77,509
  Accounts receivable, net of allowance for
   doubtful accounts of $69,921 in 1996 and
   $57,573 in 1995                                      1,001,510       533,490
  Inventory                                               772,121       678,319
  Prepaid expenses and other current assets               246,531       118,294
  Note receivable, officer                                 20,000          -
                                                     ------------  ------------

        Total current assets                            2,040,851     1,407,612

Property and equipment, at cost, net of accumulated
  depreciation                                            180,743       195,083

Deferred registration costs                               112,500          -

Other assets                                               17,202           500
                                                     ------------  ------------

        Total assets                                 $  2,351,296  $  1,603,195
                                                     ============  ============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Note payable, bank                                 $    250,000  $       -
  Accounts payable and accrued expenses                   294,783       437,324
  Due to customer                                         413,290       413,290
  Due to affiliate                                        311,961         2,043
                                                     ------------  ------------

        Total current liabilities                       1,270,034       852,657
                                                     ------------  ------------

 Subordinated note payable, affiliate                     851,440       851,440
 Bridge loan payable                                         -          120,000
 Other liabilities                                        100,000       150,000

Commitments and contingencies

Stockholders' equity (deficiency):
 Preferred Stock, $0.01 par value, 1,000,000
  shares authorized; none issued or outstanding              -             -
 Common Stock; $0.01 par value, 70,000,000
  shares authorized; 50,775,326 and 46,135,326 shares
  issued and outstanding at June 30, 1996 and
  December 31, 1995, respectively                         507,753       461,353
 Additional paid-in capital                            18,339,259    17,051,229
 Accumulated deficit                                  (18,717,190)   17,883,484)
                                                     ------------  ------------
        Total stockholders' equity (deficiency)           129,822      (370,902)
                                                     ------------  ------------

        Total liabilities and stockholders'
         equity (deficiency)                         $  2,351,296  $  1,603,195
                                                     ============  ============

Please refer to the notes to condensed consolidated financial statements.


                                RYKA Inc. and Subsidiary
                     Condensed Consolidated Statements of Operations
---------------------------------------------------------------------------------------------

                                              Three Months Ended         Six Months Ended
                                                    June 30,                  June 30,
                                              1996         1995          1996         1995
                                          ------------------------   ------------------------
                                                 (Unaudited)             (Unaudited)
Net sales                                 $ 1,217,265  $ 1,483,613   $ 2,953,619  $ 5,618,263

Other revenues                                    -            672           -         29,935
                                          -----------  -----------   -----------  -----------

                                            1,217,265    1,484,285     2,953,619    5,648,198
                                          -----------  -----------   -----------  -----------
Costs and expenses:
 Cost of goods sold                           925,337    1,739,908     2,095,777    5,189,684
 Inventory write-down to lower of cost
    or market                                     -         60,000           -        586,000
 General and administrative expenses          333,582      687,167       488,933    1,296,105
 Sales and marketing expenses                 230,016      598,233       633,889    1,394,147
 Research and development expenses            205,435      135,863       413,842      249,436
 Contingent warrant compensation               74,430          -          74,430          -
                                           ----------   ----------    ----------   ----------

                                            1,768,800    3,221,171     3,706,871    8,715,372
                                           ----------   ----------    ----------   ----------

Operating loss                            (   551,535) ( 1,736,886)  (   753,252) ( 3,067,174)
                                           ----------   ----------    ----------   ----------

Other (income) expense:
 Interest expense                              53,779       73,946        82,533      301,725
 Interest income                          (     1,717) (       958)       (2,079)      (2,157)
 Merger related costs                             -         99,828           -        783,289
                                           ----------   ----------    ----------   ----------

                                               52,062      172,816        80,454    1,082,857
                                           ----------   ----------    ----------   ----------

Net loss                                   ($ 603,597)($ 1,909,702)   ($ 833,706)($ 4,150,031)
                                           ==========   ==========    ==========   ==========
Net loss per share                         ($     .01)($       .07)   ($     .02)($       .16)
                                           ==========   ==========    ==========   ==========
Weighted average common and common
 equivalent shares outstanding             46,934,007   26,474,959    46,576,864   26,474,673
                                           ==========   ==========    ==========   ==========



Please refer to the notes to condensed consolidated financial statements.


                            RYKA Inc. and Subsidiary
                Condensed Consolidated Statements of Cash Flows
-----------------------------------------------------------------------------

                                                        Six Months Ended
                                                            June 30,
                                                     1996              1995
                                                   --------------------------
                                                           (Unaudited)
Cash flows from operating activities:
  Net loss                                       ($ 833,706)      ($4,150,031)
  Adjustments to reconcile net loss to cash
   provided by (used in) operating activities:
    Depreciation and amortization                    25,362            24,376
    Contingent warrant compensation                  74,430               -
    Provision for losses on accounts receivable      12,348           367,030
    Capital contributed as services                  50,000               -
    Reserve for inventory writedown to lower of
     cost or market                                     -             586,000
    Changes in operating assets and liabilities:
     Accounts receivable                         (  480,368)        1,913,245
     Inventory                                   (   93,802)        2,879,745
     Prepaid expenses and other current assets   (  128,237)           92,862
     Accounts payable and accrued expenses       (  142,541)          734,969
     Due to affiliate                               309,918               -
     Payable to factories                               -         (   390,113)
                                                  ---------         ---------
     Net cash provided by (used in) operating
      activities                                 (1,206,596)        2,058,083
                                                  ---------         ---------
Cash flows from investing activities:
  Acquisitions of equipment                     (    11,022)      (    17,507)
  Security deposits                             (        35)           15,753
  Note receivable, officer                      (    20,000)              -
  Licensing fees                                (    16,667)              -
                                                  ---------         ---------

     Net cash (used in) investing activities    (    47,724)      (     1,754)
                                                  ---------         ---------

Cash flows from financing activities:
  Proceeds from note payable, bank                  250,000               -
  Deferred registration costs                   (   112,500)              -
  Proceeds from issuance of common stock          1,040,000
  Proceeds from exercise of warrants and
   stock options                                        -               7,123
  Principal payments under payable to lender,
   net                                                  -            (978,730)
  Payments to factor, net                               -         ( 1,254,035)
                                                  ---------         ---------

     Net cash provided by (used in) financing
      activities                                  1,177,500       ( 2,225,642)
                                                  ---------         ---------

Net decrease in cash                            (    76,820)      (   169,313)

Cash, beginning of period                            77,509           296,226
                                                  ---------         ---------

Cash, end of period                             $       689       $   126,913
                                                  =========         =========

Please refer to the notes to condensed consolidated financial statements.

                            RYKA Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of RYKA Inc. ("RYKA"/(R)/ or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

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

The Company's financial statements for the quarter ended June 30, 1996 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant recurring losses since its inception and had an accumulated deficit at June 30, 1996 of $18,717,190. The Company was involved in several significant transactions during 1995, which included the sale of securities, a change in key management, the establishment of a new loan and security agreement with a bank, the settlement of debts with secured and unsecured creditors and moving the Company's principal offices. Without the occurrence of these transactions or other strategic arrangements, there was substantial doubt that the Company would have been able to remain in business through the third quarter of 1995. Having accomplished such transactions, management plans to develop and acquire new merchandise, market and promote the Company's product and expand the workforce in support of the
Company's current plans.   To accomplish these goals, the Company will have to
incur substantial expenditures and expects to incur continuing operating losses during 1996. The Company's working capital at June 30, 1996 will not be sufficient to meet management's objectives in 1996.

The Company was in violation of certain financial covenants required by the loan and security agreement with the Company's principal lender at June 30, 1996, and has entered into a forebearance agreement through October 15, 1996 which requires, among other things, the immediate reduction of the present credit facility with the bank from $4,000,000 to $2,500,000 and the further reduction, in stages during September 1996, to $1,500,000 (See Note B). Accordingly, unless a new arrangement is negotiated with the lender, the availability of these funds is uncertain. The Company's goals were to be funded, in part, through the financing facility provided by the Company's principal lender. Management is currently in discussions with another lender to pursue other financing on terms acceptable to the Company. Based on current discussions with another lender the Company believes it possible for alternate financing to be obtained although 1) no definitive agreement has been reached to date, 2) additional equity or subordinated debt funding was required as a prerequisite to such lender financing and $2,500,000 has been raised by the Company through July 14, 1996 as part of an equity Private Placement which commenced in May 1996 (the "1996 Private Placement"), and 3) although the equity requirement has been met, there is no assurance that the new loan will be finalized. In connection with the foregoing, and the Company's requirements from time to time, management may sell additional equity securities in order to generate sufficient capital resources to assure continuation of the Company's operations. Management recognizes that the Company must obtain these or similar additional resources or consider modifications to its operating plans including reductions in operating costs to enable it to continue operations. However, no assurance can be given that the Company will be successful in raising sufficient additional capital to support future operations. Further, there can be no assurance, assuming the Company successfully raises additional funds and is able to utilize its existing credit facility or establish a new facility that the Company will achieve profitability or a positive cash flow.

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

The principal lender has waived the defaults, extended the time for the credit insurance to be obtained and postponed the Funding Requirement, minimum tangible net worth and leverage requirements through July 15, 1996 and subsequently as a result of continuing defaults entered into a forbearance agreement through October 15, 1996 which requires, among other things, the immediate reduction of the present credit facility with the bank from $4,000,000 to $2,500,000 and the further reduction, in stages during September 1996, to $1,500,000, as well as an increase in the interest rate from prime to prime plus one half percent.


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

A summary of all related party transactions with MR or its affiliates for the six months ended June 30, 1996 are as follows:

                                                                                                             Amount
                                    Financial                                          Amount               Included
  Nature of                         Statement              Transaction             Included in Due        in Additional
Transactions                     Classification              Amount                  To Affiliate        Paid-in Capital
------------                     --------------            -----------             --------------        ---------------
Purchase of
Inventory from
vendors through
letter of credit
arrangement with
affiliate                        Inventory                 $1,834,147                  $297,144

Sale of Merchandise              Net Sales                    151,299

Rent                             General and
                                 Administrative
                                 Expense                       23,750                     3,958

Interest on
Subordinated Debt                Interest Expense              39,242                     6,473

Interest on
Letters of Credit
Advances                         Interest Expense               1,779

Temporary Advances                                            149,475                     4,386

Services Contributed             General and
to Capital                       Administration
                                 Expense and
                                 Additional Paid-
                                 in Capital                    50,000                                         $50,000
                                                                                    ----------                 ------

                                                                                       $311,961               $50,000
                                                                                        =======                ======

NOTE D - EQUITY TRANSACTION, STOCK OPTIONS AND WARRANTS

Equity transaction - Investors:

The Company offered for sale, through a Private Placement (the "1995 Private Placement"), 4,000,000 shares of Common Stock during the third quarter of 1995 which was finalized during the first quarter of 1996 and the results of the 1995 Private Placement were as follows:

                                                            Shares Placed              Proceeds Received
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
                                                              =========                     =========

   As a condition of the 1995 Private Placement, in the event the Company is unable to register such securities with the Securities and Exchange Commission in a filing which is effective within 120 days of the actual Closing (by November 28, 1995), the Company is required to remit to the investors $5,000 and warrants to purchase 40,000 shares for each month such registration statement does not become effective, up to a maximum reduction in stock proceeds of $100,000 and additional issuance of 800,000 shares of Common Stock. The registration was not accomplished within the 120 day period, however, waivers have been received from the participants in the 1995 Private Placement related to the provisions requiring a $5,000 per month remittance. Two of the remaining participants were issued warrants. Accordingly, at March 31, 1996 and December 31, 1995 $100,000 of the proceeds have been classified as temporary equity. With respect to the warrants, pursuant to the specific 1995 Private Placement terms, through June 30, 1996, warrants are to be issued to investors with an exercise price of $.25 which are exercisable for up to 10 years after date of issue.

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

In May, 1996 the Company's Board of Directors, through a second Private Placement (the "1996 Private Placement"), authorized the sale of 10,000,000 shares of the Company's Common Stock during the second and third quarter of 1996. The result of the 1996 Private Placement is as follows:

                                 Shares           Proceeds
                                 Placed           Received
                               ----------        ----------

   June 30, 1996                4,160,000        $1,040,000
                               ==========         =========
   August 14, 1996             10,000,000        $2,500,000
                               ==========         =========

Stock Options:

The Company has issued options to certain employees to purchase shares of the Company's Common Stock at prices which approximated fair market value at the date of grant. The options vest at various times over periods ranging up to four years and generally must be exercised within 10 years from the date of grant. A summary of such options granted in the first six months of 1996 is as follows:

                                                             NUMBER OF SHARES
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                     For
                       Non-Plan    1987    1988     1990     1992    1993      1995        1996    Employee      Price
                       Grants      Plan    Plan     Plan     Plan    Plan      Plan        Plan    Directors     of Shares
-----------------------------------------------------------------------------------------------------------------------------
Outstanding at
December 31,
1995                    416,321  251,746  129,851  157,000  838,560  861,500  1,200,000       -       -         $.25 - $1.31

Granted during
six months ended
June 30, 1996               -     13,000   10,500    3,500   10,500   37,500    300,000   20,000    25,000       $.20 - $ .47

Cancelled during
the six months ended
June 30, 1996               -        -        -        -        -        -        50,000       -       -         $        .47
                        -----------------------------------------------------------------------------------------------------

Outstanding at
June 30, 1996           416,321  264,746  140,351  160,500  849,060  899,000   1,450,000  20,000    25,000                -
                        =====================================================================================================

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

As a result of the proposed merger transaction, as discussed in Note F, the Company decided to postpone, and may ultimately terminate the offering in connection with the "Partners Share Success Program". If this offering is not consummated, the deferred registration cost will be charged to expense.


NOTE F - SUBSEQUENT EVENTS

On July 8, 1996, the Company received a merger proposal from KPR Sports International, Inc. and certain affiliated companies ("KPR") pursuant to which KPR would be merged with RYKA. KPR and its affiliates are wholly - owned by the Chairman and Chief Executive Officer of RYKA. The proposal would require RYKA to issue approximately 140,000,000 shares of common stock to the shareholders of KPR, in addition to any shares they currently hold or have rights to through existing warrants. RYKA would be the surving Company in the merger. The merger proposal also provides that RYKA would effect a 1 for 20 reverse stock split.

The consummation of the contemplated merger agreement, including the authorization of additional shares of RYKA's Common Stock and the reverse stock split, is subject to approval by RYKA's Board of Directors and Shareholders.

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

General Overview

The Company has not had a single profitable fiscal year since its inception and incurred a loss of approximately $834,000 during the first six months of 1996. In addition, the Company had an accumulated deficit of approximately $18,717,190 at June 30, 1996.

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

Results of Operations

Three Months Ended June 30, 1996 as Compared to the Three Months Ended June 30,
-------------------------------------------------------------------------------
1995
----

The following table sets forth, for the periods indicated, the relative percentage that certain items in the Company's Condensed Consolidated Statements of Operations bear to net sales:

      (In Thousands)                   THREE MONTHS ENDED JUNE 30,
                                   -----------------------------------

                                         1996               1995
                                   -----------------    --------------
                                      (Unaudited)         (Unaudited)

Net sales                          $ 1,217     100.0%   $ 1,483  100.0%

Other revenues                         -                      1
                                   -------              -------

                                     1,217                1,484
                                   --------             -------

Costs and expenses:
Cost of goods sold (includes
 inventory writedown to
    lower of cost or market of
     $60,000 in 1995)                  925      76.0%     1,800  121.3%
General and administrative
 expenses                              334      27.4%       687   46.3%
Sales and marketing expenses           230      18.9%       598   40.3%
Research and development
 expenses                              206      16.9%       136    9.2%
Contingent warrant
 compensation                           74       6.1%        -      -
                                   -----------------    --------------

                                     1,769     145.3%     3,221  217.1%
                                   =================    ==============

Operating loss                    (    552)   ( 45.3%)   (1,737)(117.1%)

Other expense, net                      52       4.3%       173   11.6%
                                   =================    ==============

Net loss                          ($   604)   ( 49.6%)  ($1,910)(128.7%)
                                   =================    ==============

Net sales decreased by $266,348 (18.0%) from $1,483,613 for the three-months ended June 30, 1995 to $1,217,265 for the three months ended June 30, 1996. The decrease in net sales was due primarily to several factors as follows:

 . Managements decision to commit the Company's resources towards developing a more performance based product line with updated cosmetics to better meet the needs of the fall 1996 marketplace. In order to focus on the fall 1996 season the Company minimized merchandise purchases for the spring 1996 season. The Company purchased a limited quantity of merchandise for the spring season which was designed by a third party prior to the agreement with MR. Net sales for the three months ended June 30, 1996 represented shipments of this merchandise to customers and closeout orders for the spring 1996 season.

 . The athletic footwear industry continues to experience sluggishness and the volume of off-price product has continued at high levels.

Three Months Ended June 30, 1996 as Compared to the Three Months Ended June 30,
-------------------------------------------------------------------------------
1995 - Continued
----------------

 . The women's athletic footwear category has been increasingly competitive over the past several years with large vendors with considerably more resources than the Company increasing their focus in this segment of the market.

 .  As a result of a critical cash shortage during the second quarter of 1995;
   the Company was forced to continue to liquidate a large quantity of inventory at low profit margins, or even below cost, in an effort to raise cash to meet operating expenses, while the Company completed negotiations for a new financing agreement with MR Acquisitions.

Cost of goods sold decreased by $814,571 (46.8%) from $1,739,908 for the three months ended June 30, 1995 to $925,337 for the three months ended June 30, 1996. The overall gross profit expressed as a percentage of net sales increased from (21.3%) for the quarter ended June 30, 1995 to 24.0% for the quarter ended June 30, 1996.

The gross profit percentage of 24.0% for the quarter ended June 30, 1996 was a result of "fill-in" and "close-out" orders of the 1996 spring line. The increase in gross profit percentage for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 was due primarily to the Company's improved financial position. During the second quarter ended June 30, 1995 the Company was under extreme financial pressures. As a result of these pressures the Company was required to sell substantial amounts of inventory at significant losses or not profit in order to raise cash for operations. This adversely affected the gross profit for the quarter ended June 30, 1995.

General and administrative expenses decreased by $353,585 (51.5%) from $687,167 for the quarter ended June 30, 1995 to $333,582 for the quarter ended June 30, 1996. The decrease reflects a concerted effort to restructure the Company in a cost efficient manner with reduced overhead expenses. This decrease was due primarily to:

 . The elimination of approximately $320,000 of credit and collection expenses incurred in the quarter ended June 30, 1995 of which approximately $13,000 related to costs associated with collection fees and commissions with a previously existing factoring agreement with Heller Financial and approximately $288,000 related to bad debt expense.

 .  Additional legal, consulting and auditing costs aggregating approximately
   $34,000 in the quarter ended June 30, 1995, were incurred in completing the December 31, 1994 financial statements and in filing the Annual Report and Form 10-K.

 . Other general and administrative expenses in the quarter ended June 30, 1995 included approximately $32,000 in trademark and license fees incurred in connection with the dissolution of RYKA GmbH in Germany.


Sales and marketing expenses decreased by $368,217 (61.6%) from $598,233 in the quarter ended June 30, 1995 to $230,016 in the quarter ended June 30, 1996. This decrease was due primarily to:

 . Reduction in promotion expense of approximately $70,000 due to a reduction of point of purchase and promotional materials supplied to customers.

 . Decrease in trade advertising of approximately $118,000 from $156,000 in the quarter ended June 30, 1995 to $38,000 in the quarter ended June 30, 1996. The Company has planned an extensive consumer ad campaign for the third quarter in conjunction with the introduction of the 1996 fall line.

 . Decrease in salary and related expenses of approximately $37,000 (28.0%) from $129,000 in the quarter ended June 30, 1995 to $92,000 in the quarter ended June 30, 1996.

 .  Decrease in trade show related expenses by $36,000 (88%) from approximately
   $41,000 in the quarters ended June 30, 1995 to approximately $5,000 for the quarter ended June 30, 1996, as a result of the restructuring of the Company in 1995.

Three Months Ended June 30, 1996 as Compared to the Three Months Ended June 30,
-------------------------------------------------------------------------------
1995 - Continued
----------------

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

Contingent warrant compensation of $74,430 relates to a non-cash charge for the vesting of 310,310 Contingent Stock Purchase Warrants ("Contingent Warrants") issued to MR Acquisition, L.L.C. ("MR"). In July 1995 in connection with the Securities Purchase Agreement (the "Agreement") between the Company and MR, the Company issued a Contingent Warrant to purchase up to 4,000,000 shares of Common Stock for an exercise price of $.01. Pursuant to the terms of the warrant, if at any time within one year of the issuance of the Contingent Warrant (July 31, 1996), the Company issues a number of shares of Common Stock which results in the Company having in excess of 50,000,000 shares of Common Stock issued and outstanding, provided that any such shares above such 50,000,000 were issued for the purpose of a) inducing a lender to make a loan or loans to the Company, or
b) in connection with an infusion of capital to the Company, or c) a settlement of debts with the Company's creditors, or d) a combination thereof, then upon the occurrence of such stock issuance, for every ten (10) additional shares of Common Stock which are issued, four (4) of such shares shall vest under the Contingent Warrant to MR, who upon exercise shall pay an additional one cent ($.01) per share for the issuance of such additional shares. During the quarter ended June 30, 1996, 775,326 of such shares were issued thereby vesting MR's right to purchase an additional 310,310 shares at $.01. Under accounting rules governing the issuance of warrants, the charge is equal to the difference between the strike price of $.01 and the fair market value of the stock at the time that the contingency is met. Therefore, the Company recognized a charge of $74,430 related to this vesting.

Other expenses, net decreased $120,754 (69.9%) from $172,816 in the quarter ended June 30, 1995 to $52,062 in the quarter ended June 30, 1996. The decrease is primarily due to:

 .  Costs of approximately $100,000 associated with the failed merger with L.A.
   Gear, Inc. in the second quarter of 1995.

 . A decrease in interest expense of approximately $20,000 (27.3%) from approximately $74,000 for the three months ended June 30, 1995 to approximately $54,000 for the quarter ended June 30, 1996. This reduction in interest expense was due in part to the proceeds of the 1996 Private Placement beginning in May 1996. As of June 30, 1996, the Company received proceeds from this Private Placement of $1,040,000 which reduced the Company's borrowing with the bank.

Six Months Ended June 30, 1996 as Compared to the Six Months Ended June 30, 1995
--------------------------------------------------------------------------------

The following table sets forth, for the periods indicated, a percentage analysis of items included in the Condensed Consolidated Statement of Operations in relation to net sales:


   (In Thousands)                           SIX MONTHS ENDED JUNE 30,
                                   -------------------------------------------

                                            1996                 1995
                                   -------------------  ----------------------
                                   (Unaudited)            (Unaudited)

Net sales                           $ 2,954     100.0%  $  5,618        100.0%

Other revenues                         -                      30
                                    -------              -------

                                      2,954     100.0%     5,648        100.0%
                                    -------             --------
Costs and expenses:
Cost of goods sold (includes
 inventory writedown to
    lower of cost or market of
     $586,000 in 1995)                2,096      70.9%     5,776        102.8%
General and administrative
 expenses                               489      16.6%     1,296         23.1%
Sales and marketing expenses            634      21.5%     1,394         24.8%
Research and development expenses       414      14.0%       249          4.4%
 Contingent warrant compensation         74       2.5%       -             -
                                    -----------------   ---------------------

                                      3,707     125.5%     8,715        155.1%
                                    -----------------   ---------------------

Operating (loss)                    (   753)     25.5%    (3,067)      ( 54.6%)

Other expense, net                       81       2.7%     1,083         19.4%
                                    -----------------   ---------------------

Net (loss)                           ($ 834)   ( 28.2%)  ($4,150)      ( 73.9%)
                                    =================   =====================


Net sales decreased by $2,664,644 (47.4%) from $5,618,263 for the six months ended June 30, 1995 to $2,953,619 for the six months ended June 30, 1996. The decrease in the net sales was due primarily to several factors as follows:

 . As previously discussed, management's decision to commit the Company's resources towards developing a more performance based product line with updated cosmetics to better meet the needs of the fall 1996 marketplace. In order to focus on the fall 1996 season the Company minimized merchandise purchases for the spring season which was designed by a third party prior to the agreement with MR. Net sales for the six months ended June 30, 1996 represented shipments of this merchandise to customers and closeout orders for the spring 1996 season.

 . The athletic footwear industry is experiencing sluggishness and the volume of off price product in the market place has increased so that inventory is being sold at lower margins.

 . The women's athletic footwear category has become increasingly competitive with larger vendors increasing their market focus in this area, thereby increasing the need to sell inventory for less than normal prices.

Cost of goods sold before inventory write-down to lower of cost or market in 1995 decreased by $3,093,907 (59.6%), from $5,189,684 for the six months ended June 30, 1995 to $2,095,777 for the six months ended June 30, 1996. The overall gross margin on net sales increased by 25 percentage points, from (-2.8%) in the six months ended June 30, 1995 to 22.2% for the comparable period in the current year. The increase in gross profit percentage for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, as previously discussed, was due primarily to the Company's improved financial position. During the six months ended June 30, 1995 the Company was under extreme financial pressures.
As a result of these pressures the Company was required to sell substantial amounts of inventory at significant losses or no profit in order to raise cash for operations. This adversely affected the gross profit for the six months ended June 30, 1995.

Six Months Ended June 30, 1996 as Compared to the Six Months Ended June 30, 1995
--------------------------------------------------------------------------------
- Continued
-----------

General and administrative expenses decreased by $807,172 (62.3%) from $1,296,105 for the six months ended June 30, 1995 to $488,933 for the six months ended June 30, 1996. The decrease over the prior year was due primarily to:

 . A decrease in the Company's provision for estimated bad debt expenses of approximately $360,000.

 .  A decrease in office expense, bank fees and payroll of approximately $60,000.

 .  Additional financial consulting and accounting services of approximately
   $200,000, incurred in completing the financial statements and in filing the quarterly report on 10-Q after the resignation of the Company's Chief Financial Officer in February, 1995. Other general and administrative expenses in the six months ended June 30, 1995 which included approximately $40,000 in legal fees incurred in connection with a failed attempt to raise capital from investors and approximately $33,000 in trademark and licensing fees incurred in connection with the dissolution of RYKA GmbH in Germany which formerly held the trademark of RYKA.

Sales and marketing expenses decreased by $760,258 (54.5%) from $1,394,147 for the six months ended June 30, 1995 to $633,889 for the six months ended June 30, 1996. The decrease over the prior year was primarily due to:

 .  Decrease in advertising of approximately $150,000 (73.1%) from approximately
   $205,000 for the six months ended June 30, 1995 to approximately $55,000 for the six months ended June 30, 1996. The decrease is due to the Company's plan for an extensive consumer ad campaign during the third quarter for the 1996 fall line.

 .  Decrease in commissions paid to outside sales representatives of $135,574
   (54.2%) from $205,246 for the six months ended June 30, 1995 to $69,672 for the six months ended June 30, 1996:


                         Six Months Ended
                             June 30,
                        1996         1995
                     -----------------------

      Commissions    $   69,672   $  205,246
                     =======================

      Net sales      $2,953,619   $5,618,263
                     =======================

      Percentage            2.4%         3.7%
                     =======================

   The decrease in commissions is the result of a decrease in sales and a decrease in the effective commission rate. The decrease in the effective commission rate reflects a lower commission rate structure and greater proportion of in-house accounts.

 .  Decrease in promotion of approximately $273,000 (89.2%) from approximately
   $306,000 for the six months ended June 30, 1995 to approximately $33,000 for the six months ended June 30, 1996.

 . Decrease in payroll and payroll related expenses of approximately $63,000 for the six months ended June 30, 1996 compared with the same period last year.

 . Decrease in freight out of $33,000 for the six months ended June 30, 1996 compared with the same period last year.

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

Six Months Ended June 30, 1996 as Compared to the Six Months Ended June 30, 1995
--------------------------------------------------------------------------------
- Continued
-----------

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

Contingent Warrant Compensation - refer to Management's Discussion and Analysis for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

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

10.2  Waiver letter dated June 29, 1996 between RYKA Inc. and Midlantic Bank.

10.3  Forebearance letter dated July 31, 1996 between RYKA Inc. and Midlantic
      Bank.

10.4  Guaranty and Surety Agreement between Michael G. Rubin and Midlantic Bank

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



Date: June 26, 1997          By: /s/ Michael G. Rubin
                                 ------------------------------------
                                      Michael G. Rubin
                                    Chairman of the Board &
                                     Chief Executive Officer



Date: June 26, 1997          By: /s/Steven A. Wolf
                                 ------------------------------------
                                        Steven A. Wolf
                                 Vice President of Finance &
                                  Chief Financial Officer

                           RYKA Inc. and Subsidiary
                                 EXHIBIT INDEX

Exhibit No.                       Description              Sequential Page No.
--------------------------------------------------------------------------------


10                   Waiver letter dated August, 15, 1996
                       between RYKA Inc. and KPR Sports
                       International, Inc.

                     Waiver letter dated June 29, 1996
                       between RYKA Inc. and Midlantic Bank.

                     Forebearance letter dated July 31, 1996
                       between RYKA Inc. and Midlantic Bank.

                     Guaranty and Surety Agreement between
                       Michael G. Rubin and Midlantic Bank.