Form 10-Q/A
period 1996-09-30
RYKA INC
filed 1997-06-26
CIK 828750

--------------------------------------------------------------------------------


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
--------------------------------------------------------------------------------




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

                For the transition period from _________ to _________

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

                                Yes [X]  No [_]


         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of November 13, 1996:

Common Stock $.01 par value                                       56,635,326
---------------------------                                   ------------------
   (Title of each class)                                      (Number of Shares)
--------------------------------------------------------------------------------

                           RYKA Inc. and Subsidiary
         Form 10-Q for the Three-Month Period Ended September 30, 1996
                               Table of Contents
--------------------------------------------------------------------------------






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

PART I --  FINANCIAL INFORMATION
ITEM 1 -- FINANCIAL STATEMENTS

                           RYKA Inc. and Subsidiary
                     Condensed Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                                          September 30,      December 31,
                                                                                              1996               1995
                                                                                           ------------      ------------
                                                                                           (Unaudited)
                                                      ASSETS
   Current assets:
      Cash                                                                                  $    84,558      $     77,509
      Accounts receivable, net of allowance for doubtful
       accounts of $61,982 in 1996 and $57,573 in 1995                                        3,818,375           533,490
      Inventory                                                                               2,366,546           678,319
      Prepaid expenses and other current assets                                                 100,721           118,294
      Note receivable, officer                                                                   20,000               -
                                                                                             ----------        ----------

                   Total current assets                                                       6,390,200         1,407,612

   Property and equipment, at cost, net of accumulated
      depreciation                                                                              171,468           195,083

   Other assets                                                                                   8,000               500
                                                                                             ----------        ----------

                   Total assets                                                             $ 6,569,668       $ 1,603,195
                                                                                             ==========        ==========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

   Current liabilities:
      Note payable, bank                                                                    $ 2,958,403       $       -
      Accounts payable and accrued expenses                                                     452,174           437,324
      Due to customer                                                                           413,290           413,290
      Due to affiliate                                                                          145,952             2,043
                                                                                            -----------       -----------

                   Total current liabilities                                                  3,969,819           852,657
                                                                                            -----------       -----------

   Subordinated note payable, affiliate                                                         851,440           851,440

   Bridge loan payable                                                                              -             120,000
   Other liabilities                                                                            100,000           150,000

   Commitments and contingencies

   Stockholders' equity (deficiency):
      Preferred stock, $0.01 par value, 1,000,000
        shares authorized; none issued or outstanding                                               -                 -
      Common stock; $0.01 par value, 90,000,000
        shares authorized; 56,615,326  and 46,135,326 shares
        issued and outstanding at September 30, 1996 and
        December 31, 1995, respectively                                                         566,153           461,353
      Additional paid-in capital                                                             20,203,043        17,051,229
      Accumulated deficit                                                                   (19,120,787)      (17,883,484)
                                                                                            -----------       -----------

                   Total stockholders' equity (deficiency)                                    1,648,409          (370,902)
                                                                                            -----------       -----------

                   Total liabilities and stockholders' equity (deficiency)                  $ 6,569,668       $ 1,603,195
                                                                                            ===========       ===========


Please refer to the notes to condensed consolidated financial statements.

                           RYKA Inc. and Subsidiary
                Condensed Consolidated Statements of Operations
--------------------------------------------------------------------------------


                                                              Three Months Ended              Nine Months Ended
                                                                 September 30,                   September 30,
                                                              1996          1995              1996          1995
                                                          -------------------------       --------------------------
                                                                  (Unaudited)                     (Unaudited)

Net sales                                                 $4,222,641     $1,299,603       $7,176,260     $ 6,917,866

Other revenues                                                   -           53,838              -            83,773
                                                           ---------      ---------        ---------      ----------

                                                           4,222,641      1,353,441        7,176,260       7,001,639
                                                           ---------      ---------        ---------      ----------
Costs and expenses:
   Cost of goods sold                                      2,716,706        927,108        4,812,483       6,116,792
   Inventory write-down to lower of cost
       or market                                                 -              -                -           586,000
   General and administrative expenses                       359,830        353,738          848,763       1,649,843
   Sales and marketing expenses                              731,165        235,238        1,365,054       1,629,385
   Research and development expenses                         138,123         38,582          551,965         288,018
   Special charges                                           152,715        279,012          152,715         279,012
   Contingent warrant compensation                           437,184            -            511,614             -
                                                           ---------      ---------        ---------      ----------

                                                           4,535,723      1,833,678        8,242,594      10,549,050
                                                           ---------      ---------        ---------      ----------

Operating income (loss)                                     (313,082)      (480,237)      (1,066,334)     (3,547,411)
                                                           ---------      ---------        ---------      ----------


Other (income) expense:
   Interest expense                                           59,006         17,488          141,539         319,213
   Interest income                                       (     2,491)   (     4,171)     (     4,570)    (     6,328)
   Gain on disposition of property
      and equipment                                              -      (    10,782)             -       (    10,782)
   Merger related costs                                       34,000            -             34,000         783,289
                                                           ---------      ---------        ---------      ----------

                                                              90,515          2,535          170,969       1,085,392
                                                           ---------      ---------        ---------      ----------

Income (loss) before extraordinary gain                  (   403,597)   (   482,772)     ( 1,237,303)    ( 4,632,803)

Extraordinary gain:
   Forgiveness of debt                                           -        1,650,256              -         1,650,256
                                                           ---------      ---------        ---------      ----------

Net income (loss)                                        ($  403,597)    $1,167,484      ($1,237,303)   ($ 2,982,547)
                                                           =========      =========        =========      ==========

Net income (loss) per share:
   Income(loss) before extraordinary gain                ($      .01)   ($      .01)     ($      .02)   ($       .16)
   Extraordinary gain                                            -              .04              -               .06
                                                           =========      =========        =========      ==========
Net income (loss) per share                              ($      .01)    $      .03      ($      .02)   ($       .10)
                                                           =========      =========        =========      ==========

Weighted average common and common
   equivalent shares outstanding                          61,523,941     43,375,492       50,552,211      30,830,241
                                                          ==========     ==========       ==========      ==========

Please refer to the notes to condensed consolidated financial statements.

                           RYKA Inc. and Subsidiary
                Condensed Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                         Nine Months Ended
                                                                                            September 30,
                                                                                       1996            1995
                                                                                 ------------------------------
                                                                                           (Unaudited)
Cash flows from operating activities:
      Net loss                                                                   ($ 1,237,303)     ( $2,982,547)
      Adjustments to reconcile net (loss) to cash
        provided by (used in) operating activities:
         Extraordinary item - forgiveness of debt                                       -          (  1,650,256)
         Depreciation and amortization                                                 39,081            36,572
         Contingent warrant compensation                                              511,614             -
         Provision for allowance for doubtful accounts                          (      34,000)          367,030
         Capital contributed as services                                               75,000             -
         Gain on disposition of property and equipment                                  -          (     10,782)
      Changes in operating assets and liabilities:
         Accounts receivable                                                     (  3,250,885)        1,537,743
         Inventory                                                               (  1,688,227)        2,646,839
         Prepaid expenses and other current assets                                     17,573            84,758
         Note receivable, officer                                                (     20,000)            -
         Accounts payable and accrued expenses                                         28,012           602,688
         Due to affiliate                                                             130,747            25,640
                                                                                   ----------       -----------

           Net cash provided by (used in) operating activities                   (  5,428,388)          657,685
                                                                                    ---------        ----------

   Cash flows from investing activities:
      Purchase of property and equipment                                         (     15,466)     (     85,988)
      Other assets                                                               (      7,500)           15,753
      Proceeds from sale of equipment                                                   -                15,120
                                                                                    ---------        ----------

           Net cash (used in) investing activities                               (     22,966)     (     55,115)
                                                                                    ---------        ----------

   Cash flows from financing activities:
      Increase (decrease) in payable to lender, net                                 2,958,403      (  2,203,730)
      Proceeds from sale of common stock                                            2,500,000         1,152,863
      Advances from (repayment to) factor, net                                          -          (  1,286,237)
      Proceeds from note payable, bank                                                  -               322,000
      Proceeds from subordinated note payable                                           -               851,440
      Proceeds from exercise of warrants and stock options                              -               305,248
                                                                                    ---------        ----------

           Net cash provided by (used in) financing activities                      5,458,403      (    858,416)
                                                                                    ---------        ----------

   Net increase (decrease) in cash                                                      7,049      (    255,846)

   Cash, beginning of period                                                           77,509           296,226
                                                                                  -----------         ---------

   Cash, end of period                                                           $      84,558     $     40,380
                                                                                  ============      ===========

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

The Company's financial statements for the quarter ended September 30, 1996 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant recurring losses since its inception and had an accumulated deficit at September 30, 1996 of $19,120,787. The Company was involved in several significant transactions during 1995, which included the sale of securities, a change in key management, the establishment of a new loan and security agreement with a bank, the settlement of debts with secured and unsecured creditors and moving the Company's principal offices. Without the occurrence of these transactions or other strategic arrangements, there was substantial doubt that the Company would have been able to remain in business through the third quarter of 1995. Having accomplished such transactions, Management plans to develop and acquire new merchandise, market and promote the Company's product and expand the workforce in support of the Company's current plans. To accomplish these goals the Company will have to incur substantial expenditures.

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

There is no assurance that the Reorganization will be consummated. In the event that the Reorganization is not consummated, or further delayed, the Company may sell additional equity securities in order to generate sufficient capital resources to assure continuation of the operations of the Company. Further, upon completion of the Reorganization, the Company may sell additional equity securities in order to further support future operations.

Management recognizes that the Company may be required to obtain these or similar additional resources or consider modifications to its operating plans including reductions in operating costs to enable it to continue operations. However, no assurance can be given that the Company will be successful in raising sufficient additional capital if required, to support future operations.

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

NOTE B - RESTATEMENT OF PRIOR QUARTERS

The Company has restated certain revenues and expenses related to the recognition of revenue and related expenses for the first and second quarters of 1996. This restatement was required due to an error by the Company in following the Company's procedures relating to cut-off of revenues and expenses at Quarter ends. Accordingly certain revenues and expenses were previously reported in incorrect periods. In conjunction with this restatement, the Statement of Operations for the quarter and nine months ended September 30, 1996 presented herein reflect the cumulative effect of the restatement for the first two quarters of 1996. The Company will file Form 10Q-A for these quarters.


                            Quarter Ended               Quarter Ended
                            March 31, 1996              June 30, 1996
                    ---------------------------- ----------------------------
                      As Reported   As Restated   As Reported    As Reported
                    -------------- ------------- ------------- --------------
Sales                  $2,014,333    $1,736,354    $1,557,981      $1,217,265

Operating Expenses      2,249,547     1,938,071     1,977,276       1,768,800

Operating Loss           (235,214)     (201,717)     (419,295)       (551,535)

Other Expenses             28,392        28,392        52,062          52,062

Net Loss                 (263,606)     (230,109)     (471,357)       (603,597)

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

A summary of all related party transactions with the KPR Companies for the nine months ended September 30, 1996 are as follows:

                                                                               Amount
                           Financial                          Amount          Included
 Nature of                 Statement       Transaction    Included in Due   in Additional
Transactions             Classification       Amount       To Affiliate    Paid-in Capital
------------             --------------    ------------   ---------------  ---------------
Purchase of
Inventory from
vendors through
letter of credit
arrangement with
affiliate               Inventory            $2,236,758

Sale of Merchandise     Net Sales               151,299

Rent                    General and
                        Administrative
                        Expense                  35,625
Interest on
Subordinated Debt       Interest Expense         59,093        $13,162

Interest on
Letters of Credit
Advances                Interest Expense          1,779

Temporary Advances                              893,165        132,790

Services Contributed    General and
 to Capital             Administrative
                        Expense and
                        Additional Paid-
                        in Capital               75,000                          $75,000
                                                               -------            ------

                                                              $145,952           $75,000
                                                               =======            ======

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
                           ==========      =========

In October, 1996, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to register the shares placed in the 1995 Private Placement, 1996 Private Placement as well as the securities held by others who were granted piggy-back registration rights. Such Registration Statement is expected to become effective by the 1996 year end.

                           RYKA Inc. and Subsidiary
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

NOTE E - EQUITY TRANSACTION, STOCK OPTIONS AND WARRANTS - CONTINUED

Stock Options:

The Company has issued options to certain employees to purchase shares of the Company's Common Stock at prices which approximated fair market value at the date of grant. The options vest at various times over periods ranging up to four years and generally must be exercised within 10 years from the date of grant. A summary of such options granted in the first nine months of 1996 is as follows:

                                                         NUMBER OF SHARES
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                            For
                         Non-Plan      1987     1988     1990      1992     1993       1995     1996      Employee       Price
                           Grants      Plan     Plan     Plan      Plan     Plan       Plan     Plan     Directors     of Shares
---------------------------------------------------------------------------------------------------------------------------------
Outstanding at
December 31,
1995                     416,321    251,746  129,851  157,000   838,560  861,500  1,200,000      -           -       $.25 - $1.31

Granted during
nine months ended
September 30, 1996            -      13,000   10,500    3,500    10,500   37,500    300,000   670,000      25,000    $.20 - $ .47

Canceled during
the nine months ended
September 30, 1996            -        -        -        -         -        -        50,000      -           -              $ .47
                         --------------------------------------------------------------------------------------------------------

Outstanding at
September 30, 1996       416,321    264,746  140,351  160,500   849,060  899,000  1,450,000   670,000      25,000             -
                         ========================================================================================================


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

As a result of the Reorganization between RYKA, the KPR Companies and Michael Rubin and the subsequent filing of the Proxy Statement with the Securities and Exchange Commission, the Company has decided to terminate the Partners Share Success Program. As stated in Note A above, the Company has announced that the Reorganization has been postponed until mid-1997.

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

                           RYKA Inc. and Subsidiary
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

NOTE G - MERGER PROPOSAL FROM KPR SPORTS INTERNATIONAL, INC. AND AFFILIATES

On September 26, 1996, the Company entered into the Reorganization Agreement with the KPR Companies and Michael G. Rubin, Chairman and Chief Executive Officer of RYKA and sole stockholder of the KPR Companies, pursuant to which, subject to the approval by the stockholders of RYKA:

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

Although RYKA had originally anticipated that the Reorganization would become effective as of December 31, 1996, the Company has announced that the Reorganization has been postponed (until mid-1997) as a result of (i) technical issues regarding the accounting treatment of the proposed transaction and (ii) a further valuation of the proposed transaction.

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

General Overview

The Company has not had a single profitable fiscal year since its inception and incurred a loss of $1,237,303 during the first nine months of 1996. In addition, the Company had an accumulated deficit of approximately $19,120,787 as of September 30, 1996.

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

The financing arrangement with MR provided the Company with cash proceeds from the sale of equity and subordinated debt and the ability to obtain funds and letters of credit through new financing facilities. As part of the financing, the Company negotiated substantial debt forgiveness with both secured and unsecured creditors and established a new management team to operate the restructured Company. Upon closing of the transaction with MR, the Company had stockholders equity of approximately $650,000 and subordinated debt of approximately $850,000 as compared to an equity deficiency of over $2,000,000 as of June 30, 1995. Since July 31, 1995 operating losses have been incurred, which have diminished stockholders equity and an additional $2,500,000 of proceeds has been received from an equity private placement which commenced in May, 1996 and was concluded in August, 1996 (the "1996 Private Placement"). As a result, stockholders equity is approximately $1,648,000 and subordinated debt remains at approximately $850,000 as of September 30, 1996.

During the first half of 1995 and until the financing with MR was consummated, staff reductions occurred on both a voluntary and involuntary basis and temporary employees were required to handle daily operations. Sales efforts were limited for a variety of reasons, including the inability to obtain product from the Company's overseas production sources. Once the financing with MR was consummated, new management began to reposition the Company by, among other things, relocating the Company from Norwood, Massachusetts to King of Prussia, Pennsylvania, terminating remaining employees in the Massachusetts location, hiring and training new employees in key management positions, including a new President and a new Chief Financial Officer, filling of other necessary positions within the Company, and beginning to develop new products and build or rebuild customer and supplier relationships. While management believes that these activities will have a long-term beneficial impact, they had significant negative impact on the Company's sales and operations. To accomplish its goals, to develop and acquire new merchandise, market and promote the Company's product and expand the workforce in support of the Company's current plans, the Company will have to incur substantial expenditures and may incur a cumulative operating loss for fiscal 1996.

As described in Note G to Notes to Condensed Consolidated Financial Statements, on July 8, 1996 the Company received a merger proposal from KPR Sports International, Inc. and certain affiliated companies (collectively, "the KPR Companies", all of which are wholly owned by the Chairman and Chief Executive officer of RYKA) pursuant to which the KPR Companies would be merged with RYKA. Although RYKA originally expected the Reorganization to become effective as of December 31, 1996, the Company has announced that the Reorganization has been postponed until mid-1997 as a result of (i) technical issues regarding the accounting treatment of the proposed transaction and (ii) a further valuation of the proposed transaction. If such merger were to occur it is believed that operating benefits would occur, however, there is no assurance that the merger will occur or the benefits materialize.

Results of Operations

Three Months Ended September 30, 1996 as Compared to the Three Months Ended
---------------------------------------------------------------------------
September 30, 1995
------------------

The following table sets forth, for the periods indicated, the relative percentage that certain items in the Company's Condensed Consolidated Statements of Operations bear to net sales:


  (In Thousands)                                                           Three Months Ended September 30,
                                                                     --------------------------------------------
                                                                             1996                    1995
                                                                     -------------------    ---------------------
                                                                           (Unaudited)             (Unaudited)

Net sales                                                            $4,222.6     100.0%      $1,299.6       96.0%

Other revenues                                                          -          -              53.8        4.0%
                                                                      ------------------       -------------------

                                                                      4,222.6     100.0%       1,353.4      100.0%
                                                                      ------------------       -------------------
Costs and expenses:
  Cost of goods sold                                                  2,716.7      64.3%         927.1       68.5%
  General and administrative expenses                                   359.8       8.5%         353.7       26.1%
  Sales and marketing expenses                                          731.2      17.3%         235.2       17.4%
  Research and development expenses                                     138.1       3.3%          38.6        2.9%
  Special charges                                                       152.7       3.6%         279.0       20.6%
  Contingent warrant compensation                                       437.2      10.4%           -          -
                                                                      ------------------       -------------------

                                                                      4,535.7     107.4%       1,833.6      135.5%
                                                                      ------------------       -------------------

  Operating income (loss)                                             ( 313.1)      7.4%     (   480.2) (    35.5%)

  Other expense,  net                                                    90.5       2.1%           2.6         .2%
                                                                      ------------------       -------------------

  Income (loss) before extraordinary item                              (403.6)      9.5%     (   482.8) (    35.7%)

  Extraordinary item - forgiveness of debt                                -           -        1,650.3      122.0%
                                                                      ------------------       -------------------

  Net income                                                         $  403.6       9.5%     $ 1,167.5       86.3%
                                                                      ==================       ===================

Net sales increased by $2,923,038 (224.9%) from $1,299,603 for the three months ended September 30, 1995 to $4,222,641 for the three months ended September 30, 1996. The increase in net sales was due to several factors. First, the sales during the third quarter of 1996 represented the initial product line designed and developed by RYKA's new management. The product line was the result of significant resources devoted by the Company toward the line's development and design. It was a more performance-based line than previous RYKA products with updated cosmetics and was received favorably by the retail trade. The result was a more than doubling of sales as compared to the third quarter of 1995, which represented the first quarter of operations under new management. During the third quarter of 1995, until July 31, 1995 there was significant uncertainty surrounding the Company's future, despite the likelihood of and ultimately the consummation of additional financing and the agreement with MR. There were many customers who were apprehensive about the future of the Company and delayed or canceled their planned orders or declined to place orders. This occurrence was further exacerbated by the fact that fall goods are traditionally shipped towards the end of June or beginning of July and were not available for delivery to retailer until the middle of September as a result of continuing negotiations with vendors.

Accordingly, the third quarter of 1996 are being compared to sales in the third quarter of 1995 which were depressed by a number of unusual reasons. Finally the women's athletic category continues to be increasingly competitive with larger vendors increasing their focus on this portion of the market.

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

General and administrative expenses increased by $6,092 (1.7%) from $353,738 for the quarter ended September 30, 1995 to $312,830 for the quarter ended September 30, 1996. The increase reflects a concerted effort to restructure the Company in an efficient manner. This increase was due primarily to an increase in payroll and payroll related expenses in the quarter ended September 30, 1996 due to hiring of administrative and support personnel offset by decreases in professional fees and travel expenses.

Sales and marketing expenses increased by $495,927 (210.8%) from $235,238 in the quarter ended September 30, 1995 to $731,165 in the quarter ended September 30, 1996. This increase was due primarily to (i) an increase of approximately $85,000 in advertising costs related to trade and consumer print advertising coinciding with the introduction of the 1996 fall line, (ii) the introduction of a special promotion program costing approximately $190,000 with a key retailer aimed at generating higher levels of consumer awareness for RYKA products. The program involved significant national advertising and in-store displays of RYKA footwear, (iii) an increase of trade show expense of approximately $128,000 related primarily to RYKA's attendance at the NSGA (National Sporting Goods Association) trade show in 1996 and (iv) an increase in commissions paid to outside sales representatives of approximately $68,000 (178.9%) from $38,000 to approximately $106,000 as a result of an increase in sales.

Research and development expenses increased $99,541 (258.0%) from $38,582 in the quarter ended September 30, 1995 to $138,123 in the quarter ended September 30, 1996. The increase reflects a concerted effort by management to further develop and improve the Company's products. The increase is primarily due to (i) an increase in consulting fees to product designers and product developers of approximately $42,000 and travel costs to the Orient of approximately $22,000,
(ii) and increased costs of sample merchandise and other product costs of approximately $34,000 related to the fall 1996 product line.

Special charges decreased by approximately $126,000 from $279,012 in the quarter ended September 30, 1995 to $152,715 in the quarter ended September 30, 1996. Special charges in the quarter ended September 30, 1995 related to the transaction with MR and the closing of RYKA's Massachusetts facility and the relocation of the Company's operations to King of Prussia, Pennsylvania. In the quarter ended September 30, 1996 the special charges result from the termination of the Partners Share Success Equity Incentive Program.

Contingent warrant compensation of $437,184 related to a non-cash charge for the vesting of 310,310 Contingent Stock Purchase Warrants ("Contingent Warrants") issued to MR Acquisition, L.L.C. ("MR"). In July 1995 in connection with the Securities Purchase Agreement (the"Agreement") between the Company and MR, the Company issued a Contingent Warrant to purchase up to 4,000,000 shares of Common Stock for an exercise price of $.01. Pursuant to the terms of the warrant , if at any time within one year of the issuance of the Contingent Warrant (July 31, 1996), the Company issues a number of shares of Common Stock which results in the Company having in excess of 50,000,000 shares of Common Stock issued and outstanding, provided that any such shares above such 50,000,000 were issued for the purpose of a) inducing a lender to make a loan or loans to the Company, or
b) in connection with an infusion of capital to the Company, or c) a settlement of debts with the Company's creditors, or d) a combination thereof, then upon the occurrence of such stock issuance, for every ten (10) additional shares of Common Stock which are issued, four (4) of such shares shall vest under the Contingent Warrant to MR, who upon exercise shall pay an additional one cent ($.01) per share for the issuance of such additional shares. During the quarter ended September 30, 1996, 4,554,000 of such shares were issued thereby vesting MR's right to purchase an additional 1,821,600 shares at $.01. Under accounting rules governing the issuance of warrants, the charge is equal to the difference between the strike price of $.01 and the fair market value of the stock at the time that the contingency is met. Therefore, the Company recognized a charge of $437,184 related to this vesting.

Other expenses, net increased $87,980 from $2,535 in the quarter ended September 30, 1995 to $90,515 in the quarter ended September 30, 1996. The increase is primarily due to (i) $34,000 of costs related to the proposed Plan of Reorganization between RYKA, the KPR Companies and Michael G. Rubin, and (ii) an increase in interest expense of approximately $42,000 (237.4%) from approximately $17,000 in the quarter ended September 30, 1995 to approximately $59,000 for the quarter ended September 30, 1996. The increase in interest expense reflect the increased demands for funds necessary to finance the sales growth for the 1996 fall season.

Extraordinary item of approximately $1,650,000 related to gain on settlements with both secured and unsecured creditors related to the transaction with MR.

Nine Months Ended September 30, 1996 as Compared to the Nine Months Ended
-------------------------------------------------------------------------
September 30, 1995
------------------

The following table sets forth for the periods indicated, a percentage analysis of items included in the Condensed Consolidated Statement of Operations in relation to net sales:

  (In Thousands)                                                           Nine Months Ended September 30,
                                                                      -------------------------------------------
                                                                             1996                    1995
                                                                      -------------------------------------------
                                                                           (Unaudited)             (Unaudited)

Net sales                                                            $7,176.3     100.0%      $ 6,917.9      98.2%

Other revenues                                                            -         -              83.7       1.2%
                                                                      ------------------       -------------------
                                                                      7,176.3     100.0%        7,001.6     100.0%
                                                                      ------------------       -------------------
Costs and expenses:
  Cost of goods sold including inventory write-down
      its lower of cost or market                                     4,812.5      67.1%        6,702.8      95.7%
  General and administrative expenses                                   848.8      11.8%        1,649.8      23.6%
  Sales and marketing expenses                                        1,365.1      19.0%        1,629.4      23.3%
  Research and development expenses                                     551.9       7.7%          288.0       4.1%
  Special charges                                                       152.7       2.1%          279.0       4.0%
  Contingent warrant compensation                                       511.6       7.1%            -         -
                                                                     -------------------       -------------------

                                                                      8,242.6     114.8%       10,549.0     150.7%
                                                                      ------------------       -------------------

  Operating loss                                                     ( 1066.3)  (  14.8%)    (  3,547.4)  (  50.7%)
  Other expense, net                                                    171.0       2.4%        1,085.4      15.5%
                                                                      ------------------       -------------------

  Net loss before extraordinary item                                 ( 1237.3)   ( 17.2%)    (  4,632.8)  (  66.2%)
  Extraordinary item - forgiveness of debt                                -         -           1,650.3      23.6%
                                                                      ------------------       -------------------
  Net loss                                                          ($1,237.3)   ( 17.2%)    ($ 2,982.5)  (  42.6%)
                                                                      ==================       ===================

Net sales increased by $258,394 (3.7%) from $6,917,866 for the nine months ended September 30, 1995 to $7,176,260 for the nine months ended September 30, 1996. The increase in the net sales was due primarily to, (i) sales of the 1996 fall line in the third quarter of 1996 were strong improvements to the design and development of the products. This line was the first developed by new management. In order to focus on the fall 1996 season, RYKA minimized merchandise purchases for the 1996 Spring season, which was designed prior to the change in ownership, (ii) the Company sold a limited amount of closeout inventory in the third quarter of 1996 as compared with the third quarter of 1995, (iii) the athletic footwear industry continued to experience sluggishness and the volume of off-price product in the marketplace remained high and, (iv) the womens' athletic category remained extremely competitive with larger vendors increasing their market focus on this portion of the market.

Cost of goods sold before inventory write-down to lower of cost or market in 1995 decreased by $1,304,309 (21.3%), from $6,116,792 for the nine months ended September 30, 1995 to $4,812,483 for the nine months ended September 30, 1996. The overall gross margin on net sales increased by 28.7 percentage points, from 4.3% in the nine months ended September 30, 1995 to 33.0% for the comparable period in the current year. The increase in gross profit percentage for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, was due primarily to (i) the increase in gross profit reflects a more timely delivery schedule of product to retailers, in the current quarter, thus eliminating certain incentives which were required to be offered to customers to accept RYKA products later than their requested delivery date in the third quarter of 1995, (ii) sales in the quarter ended September 30, 1996 represented all new products with improved profit margins, (iii) the financial position of the Company greatly improved in 1996. During the first seven months of 1995, RYKA was under extreme financial pressures. As a result, the Company was required to sell substantial amounts of inventory at significant losses or no profit, in order to raise cash for operations. Gross profit margins for the third quarter of 1995, although improved greatly from the first six months of 1995, resulted from a smaller percentage of total sales for the nine month period ended September 30, 1995. In addition, the sales for the third quarter of 1995 were substantially less than the sales for the same period of 1996, therefore having less impact on the gross profit percentage in 1995 compared to 1996.

General and administrative expenses decreased by $801,080 (48.6%) from $1,649,843 for the nine months ended September 30, 1995 to $848,763 for the nine months ended September 30, 1996. The decrease over the prior year was due primarily to (i) decrease in 1996 in the Company's provision for estimated bad debt expenses of approximately $392,000, (ii) decrease in factoring commissions of approximately $58,000, (iii) additional financial consulting and accounting services in 1995 of approximately $200,000 incurred in completing the financial statements and in filing the quarterly report on 10-Q after the resignation of the Company's Chief Financial Officer and, (iv) other general and administrative expenses in the nine months ended September 30, 1995 which included approximately $40,000 in legal fees incurred in connection with a failed attempt to raise capital from investors and approximately $33,000 in trademark and licensing fees incurred in connection with the dissolution of RYKA GmbH in Germany which formerly held the trademark of RYKA.

Sales and marketing expenses decreased by $264,331 (16.2%) from $1,629,385 for the nine months ended September 30, 1995 to $1,365,054 for the nine months ended September 30, 1996. The decrease over the prior year was primarily due to (i) a decrease in advertising of approximately $64,000 (31.4%) from approximately $204,000 for the nine months ended September 30, 1995 to approximately $140,000 for the nine months ended September 30, 1996; (ii) an increase in trade show expenses of approximately $200,000, related to RYKA's attendance at the NSGA trade show in July 1996; a show not attended by RYKA in 1995, as well as an increase in the expenditures at the Supershow in February as compared to 1995,
(iii) a decrease in promotion expenditures of approximately $192,000 (89.2%) from approximately $402,000 for the nine months ended September 30, 1995 to approximately $210,000 for the nine months ended September 30, 1996; (iv) a decrease in payroll and payroll related expenses of approximately $57,000 and,
(v) a decrease in international point of purchase promotional items of $57,000.

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

Special charges decreased by approximately $126,000 from $279,012 in the quarter ended September 30, 1995 to $152,715 in the quarter ended September 30, 1996. Special charges in the quarter ended September 30, 1995 related to the transaction with MR and the closing of RYKA's Massachusetts facility and the relocation of the Company's operations to King of Prussia, Pennsylvania. In the quarter ended September 30, 1996 the special charges result from the termination of the Partners Share Success Equity Incentive Program.

Contingent warrant compensation as noted in Management's Discussion and Analysis of financial condition and results of operations for the three months ended September 30, 1996 as compared to the three months ended during the during the quarter ended September 30, 1996, MR vested in an additional 1,821,600 warrants. Cumulatively for the nine months ended September 30, 1996 the following is an analysis of contingent warrant expense related to these warrants.

                                                               Shares             MR Shares          Amount of
                                                               Outstanding        Vesting            Contingent
                                             Shares            In excess of       Quarter/           Warrant
Period / Quarter Ended                       Outstanding       50,000,000          Period            Expense
----------------------                       -----------       ----------         ---------          ----------
March 31, 1996                                46,615,326               N/A                -                   -

June 30, 1996                                 50,775,326           775,326          310,130           $  74,431

July 31, 1006*                                55,329,326         4,554,000        1,821,600           $ 437,184
                                                                                                      ----------

                                                                                                      $  511,615
                                                                                                      ==========

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

Liquidity and Capital Resources

Through July 31, 1995, RYKA continued to experience a critical shortage of cash. On July 31, 1995, the Company consummated a financing agreement with MR, pursuant to which MR provided or arranged to provide the Company with up to $8,000,000 of new financing in the form of (i) a $1,000,000 equity and subordinated debt investment by MR and KPR, an affiliate of MR, (ii) $2,000,000 letter of credit facility from KPR, (iii) a $4,000,000 revolving credit facility with a bank and, (iv) a $1,000,000 equity investment through the Private Placement of Common Stock with certain investors. Prior to consummating the financing with MR, the Company had a nominal cash balance and a working capital deficiency of approximately $2,300,000. Without this financing, management believed there was a substantial doubt that the Company would be able to remain in business.

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

The financing with MR resulted in an increase in working capital of approximately $3,600,000, so that the Company's working capital deficiency of approximately $2,300,000 was converted to positive working capital of approximately $1,300,000 at July 31, 1995. As of September 30, 1996 the Company's working capital was approximately $2,500,000 and will not be sufficient to meet management's objectives in 1996. The increase in working capital, in large part, relates to the receipt of $2,500,000 in proceeds from the 1996 Private Placement which occurred between May and August of 1996. Had such proceeds not been received, working capital would have been virtually non existent at September 30, 1996 as a result of continuing losses between August, 1995 and September, 1996.

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

On August 15, 1996, the Company completed closing on a new credit facility with a new lender which replaced the credit facility with the bank and KPR which was established on July 31, 1995. The new credit facility has an initial term of one year and increases the amount that RYKA can borrow to $4,500,000 based upon certain advance ratios with interest at prime plus 0.25%.

Concurrently with RYKA, KPR closed a new credit facility with the same lender. On November 8, 1996 the bank notified KPR that it was in default of certain financial covenants, specifically the debt to net worth ratio and required tangible net worth, and certain provisions relating to financial information. RYKA has satisfied its financial covenants and is not in default of its loan with the lender. Given the dependence of RYKA on certain support provided by KPR including, but not limited to, warehousing and office rental, KPR's ability to obtain continued funding or additional funding for its operations could adversely impact the ability of RYKA to continue in business independent of KPR. On September 26, 1996, the Company entered into the Reorganization Agreement with the KPR Companies and Michael Rubin, Chairman and Chief Executive Officer of RYKA and, as of the date hereof, the Company has announced that the Reorganization has been postponed until mid-1997. In order for the Reorganization to become effective a majority vote of the stockholders of RYKA and consent by the Company's new bank is required.

Even with its new credit facility and the additional equity raised through August 14, 1996, RYKA may be required to raise additional equity and/or subordinated debt within the next year to support RYKA's operations. RYKA must obtain additional resources or consider modifications to its operating plans, including reductions in operating costs to enable it to continue operations. However, no assurance can be given that RYKA will be successful in raising additional capital to support future operations. Further, there can be no assurance, assuming RYKA successfully raises additional funds and is able to use its new credit facility that RYKA will achieve profitability or a positive cash flow even with sufficient capital resources.

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

Not Applicable

ITEM 5.       OTHER INFORMATION

Not Applicable

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1 Amended and Restated Agreement and Plan of Reorganization, dated September 26, 1996, by and among RYKA, the KPR Companies and Michael G. Rubin.

11       Statement regarding computation of per share earnings.

                           RYKA Inc. and Subsidiary



                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   RYKA INC.



Date: June 26, 1997                    By:  /s/Michael G. Rubin
                                           ---------------------------
                                                Michael G. Rubin
                                             Chairman of the Board &
                                              Chief Executive Officer

Date: June 26, 1997                    By:  /s/Steven A. Wolf
                                           ---------------------------
                                                  Steven A. Wolf
                                           Vice President of Finance &
                                             Chief Financial Officer

                           RYKA Inc. and Subsidiary
                                 EXHIBIT INDEX

Exhibit No.                        Description               Sequential Page No.
--------------------------------------------------------------------------------





10.1              Amended and Restated Agreement and Plan of
                  Reorganization dated September 26, 1996, by and among RYKA, the KPR Companies and Michael G. Rubin.


11                Statement Regarding Computation of
                  Per Share Earnings