Form 10-K
period 1996-12-31
RYKA INC
filed 1997-06-30
CIK 828750

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                        Commission File Number 0-16611

                                   RYKA INC.
            (Exact name of Registrant as specified in its charter)


          DELAWARE                        5139                    04-2958132
----------------------------  ----------------------------  -------------------
(State or other jurisdiction  (Primary standard industrial   (I.R.S. employer
       of incorporation                  classification     identification no.)
       or organization)                   code number)


                             555 S. HENDERSON ROAD
                                    SUITE B
                          KING OF PRUSSIA, PA  19406
                                (610) 337-2200
              (Address, including zip code, and telephone number,
       including area code, of registrant's principal executive offices)
                             ____________________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.            [_]

     The aggregate market value of voting stock held by non-affiliates of the Registrant is $13,236,998./(1)/ As of June 16, 1997, 59,135,326 shares of
Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
 (Specific sections incorporated are identified under applicable items herein)

     Certain exhibits from the Company's prior filings under the Securities Exchange Act of 1934 and registration statements under the Securities Act of 1933 are incorporated by reference as Exhibits in Part IV of this Report.

_________________________

(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company's Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors and shareholders owning in excess of 10% of the Company's Common Stock, multiplied by the last reported sale price for the Company's Common Stock on June 16, 1997. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Company may or may not be deemed an affiliate of the Company or that he/it is the beneficial owner of the shares reported as being held by him/it, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

                                     INDEX

                                                                            Page
                                                                            ----
                                    PART I................................     1

ITEM 1:      BUSINESS.....................................................     1
               General Overview...........................................     1
               Products...................................................     2
               Marketing and Sales........................................     3
               Advertising and Promotion..................................     3
               Manufacturing and Distribution.............................     5
               Competition................................................     5
               Patents, Trademarks and other Proprietary Rights...........     6
               Employees..................................................     6
               Governmental Regulation....................................     6
ITEM 2:      PROPERTIES...................................................     7
ITEM 3:      LEGAL PROCEEDINGS............................................     7
ITEM 4:      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........     7
ITEM 4.1:    EXECUTIVE OFFICERS...........................................     7

                                    PART II...............................     9

ITEM 5:      MARKET FOR THE REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS..............................     9
ITEM 6:      SELECTED CONSOLIDATED FINANCIAL DATA.........................    10
ITEM 7:      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS..........................    11
ITEM 8:      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................    17
ITEM 9:      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE..........................    17

                                   PART III...............................    18

ITEM 10:     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........    18
ITEM 11:     EXECUTIVE COMPENSATION.......................................    18
ITEM 12:     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT...............................................    18
ITEM 13:     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............    18

                                   PART IV................................    19

ITEM 14:     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K..................................................    19

                                    PART I

ITEM 1:   BUSINESS

GENERAL OVERVIEW

     RYKA Inc. ("RYKA" or the "Company") designs, develops and markets high performance athletic footwear specifically for women. RYKA's product line currently consists of four categories: Aerobic Fitness, Cross-Training, Walking and Aqua Conditioning. RYKA was organized in Delaware in 1986. RYKA commenced operations and introduced its first two styles of high performance athletic footwear in 1987 and began shipping its first products in 1988. RYKA maintains its principal executive offices and warehouse at 555 S. Henderson Road, Suite B, King of Prussia, PA 19406 and its telephone number is (610) 337-2200.

     In 1995 and 1996, RYKA entered into a series of transactions that significantly changed the capital structure of RYKA and the manner in which RYKA operates its business.

     TRANSACTIONS WITH MR ACQUISITIONS. On July 31, 1995, RYKA consummated a financing arrangement with MR Acquisitions, L.L.C. ("MR Acquisitions"), a company that is indirectly wholly-owned by Michael Rubin, the current Chairman and Chief Executive Officer of RYKA, pursuant to which MR Acquisitions provided or arranged to provide RYKA with up to $8,000,000 of financing in the form of (i) an aggregate of $1,000,000 equity and subordinated debt investment by MR Acquisitions and KPR Sports International, Inc, ("KPR"), an affiliate of MR Acquisitions, (ii) a $2,000,000 letter of credit facility from KPR, (iii) a $4,000,000 revolving credit facility with a bank, and (iv) a $1,000,000 equity investment through the private placement with certain investors of Common Stock and a subordinated note which was converted into Common Stock.

     SETTLEMENT WITH CREDITORS. In connection with the transactions with MR Acquisitions, RYKA negotiated settlement arrangements with secured and unsecured creditors, resulting in the settlement of approximately $3,060,000 of indebtedness and recognizing a gain of approximately $1,650,000. RYKA entered into an agreement with a secured lender which had provided inventory financing to RYKA, pursuant to which $1,804,734 of secured indebtedness was settled for $1,100,000 in cash and 500,000 shares of Common Stock and the secured creditor was released from its obligations to certain vendors under letters of credit opened on behalf of RYKA for the purchase of approximately $1,000,000 in merchandise to be received in the future. In addition, RYKA entered into arrangements with other creditors, pursuant to which RYKA settled an aggregate of approximately $1,250,000 of indebtedness for approximately $180,000 in cash and warrants to purchase 53,192 shares of Common Stock at $1.50 per share.

     RELOCATION OF RYKA'S OFFICES.   In August 1995, RYKA terminated the lease
for its principal facility in Norwood, Massachusetts and moved its executive offices and warehouse to a facility in King of Prussia, Pennsylvania, that it subleases from KPR.

     NEW MANAGEMENT PERSONNEL.   On July 31, 1995, Michael Rubin became Chairman
of the Board and Chief Executive Officer. Since that time, Mr. Rubin has taken an active role in the management of RYKA. Mr. Rubin does not receive any compensation for his services. In addition, since August 1995, RYKA has hired additional management personnel, including Dennis DiDominicis, the Company's current Executive Vice President, Steven Wolf, the Company's Current Vice President of Finance and Chief Financial Officer and Dan Brown, the Company's current Vice President of Product Marketing. Effective April 1, 1997, RYKA hired Kate Bednarski as its President. All of these individuals have substantial experience in the athletic footwear industry.

     NEW SALES, MARKETING AND MANUFACTURING ARRANGEMENTS.   Since August 1995,
RYKA has engaged independent design groups to create new designs for RYKA's footwear. However, in February 1997, in-house designers began to work full-time at RYKA headquarters in an effort to bring most of the design function in-house. In addition, RYKA has entered into arrangements for the sourcing and manufacture of RYKA's footwear in the Far East. RYKA has also entered into arrangements with eleven independent sales representative organizations covering 50 states for the sale of RYKA's footwear. See "Business -- Marketing and Sales" and "Business -- Manufacturing and Distribution".

     REORGANIZATION. On September 26, 1996, the Company entered into an Agreement and Plan of Reorganization, as amended and restated (the "Reorganization Agreement"), with KPR and certain affiliated companies (collectively, the "KPR Companies") and Michael G. Rubin, Chairman and Chief Executive Officer of RYKA and the sole stockholder of the KPR Companies, pursuant to which, subject to the approval by the stockholders of RYKA and the Company's current lender, RYKA would become a holding company by transferring all of its assets and liabilities to a newly-formed, wholly-owned subsidiary and would acquire the KPR Companies in exchange for 163,250,000 shares of RYKA (the "Reorganization"). Although the Reorganization was originally scheduled to close by December 31, 1996, due to recent events, the completion of the Reorganization has been delayed. See "Business - Recent Events." RYKA expects the Reorganization to become effective by the end of 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

     RECENT EVENTS. On August 15, 1996, the Company entered into a new credit facility with a bank. Concurrently with RYKA, KPR entered into a new credit facility with the same bank. On November 8, 1996, the bank notified KPR that KPR was in default of certain financial convenants. RYKA was in compliance with its financial covenants and was not in default of its loan with the bank. Since November 1996, RYKA and KPR have been in negotiations with the bank to extend their credit facilities.

     As of June 4, 1997, RYKA entered into an amended agreement, and KPR entered into a forebearance agreement with its existing bank that, among other things, extended the credit facilities of RYKA and KPR to the earlier of November 30, 1997 or an occurrence of an event of default (as defined). Under its amended agreement, RYKA may borrow under its revolving credit facility up to the lesser of $4,500,000 or its borrowing base (as defined). Interest on its borrowings is payable at the bank's prime rate plus 3 1/2%. RYKA is also required to maintain certain receivables turnover ratios. RYKA's revolving credit facility is guaranteed by Michael Rubin and MR Acquisitions and is cross-defaulted with KPR's agreement with the bank. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations --Liquidity and Capital Resources."

     In addition to its negotiations with its existing bank, RYKA and KPR have been in discussions with certain other banks to obtain a new credit facility and with certain investors to obtain equity and/or subordinated debt. On April 21, 1997, RYKA entered into an agreement with certain investors to sell 2,500,000 shares of Common Stock for an aggregate purchase price of $750,000. The proceeds of this sale were used by the Company to repay $325,000 of the $851,000 subordinated loan from KPR. The remaining proceeds were used to open $810,000 of letters of credit for the benefit of KPR. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

     As a result the issues arising in connection with the Company's credit facility with its existing bank, the completion of the Company's audited financial statements for the year ended December 31, 1996 was delayed, and the Company was unable to file timely its Annual Report on Form 10-K for the year ended December 31, 1996 or its Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

PRODUCTS

     RYKA believes it is the only company to make performance footwear exclusively for women. All of RYKA's footwear are made on women's lasts. As a result, the shoes are designed and manufactured taking into account the anatomical features unique to women's feet.

     RYKA's models incorporate RYKA's Nitrogen/ES(R) System, which is designed to provide enhanced shock absorption, resiliency and durability. The Nitrogen/ES(R) System in higher priced models consists of visible and non-visible nitrogen spheres, grids and/or bridges which are placed in the heel, the mid-sole and the forefoot of the shoe. In standard models, non-visible nitrogen spheres are placed in the mid-sole only. During 1994, RYKA introduced what it believes to be the first women's shoe designed specifically for the growing activity of aqua fitness, the Aqueous(TM) 9H20. The Company intends to introduce a new line of shoes based on a new specific technology in Spring 1998.

     The following table outlines RYKA's percentage of net sales by category for the years ended December 31, 1996, 1995 and 1994.

                CATEGORY                          1996   1995   1994
     ---------------------------------------     ------ ------ ------
     Aerobic Fitness/Aqua Fitness...........      25%    50%    40%
     Walking................................      36%    24%    32%
     Cross-Training.........................      38%    25%    27%
     Outdoor /(1)/..........................       1%     1%     1%

_________________________

     (1)  RYKA has phased-out its sales of the Outdoor category.


     FITNESS. RYKA offers several models of lightweight aerobic footwear in various color options at suggested retail prices of $45.00 to $75.00. Many models are available in both mid-cut and low-cut styles. Fashion accents and other treatments have been added to the footwear to maintain a contemporary look.

     CROSS TRAINING.   As a result of their multi-purpose uses, cross training
shoes represent a growing market. RYKA offers four cross training styles, available in various colors and at suggested retail prices from $45.00 to $70.00.

     WALKING.   RYKA offers walking shoes in two categories:  traditional
walking and athletic.  The suggested retail prices range from $54.95 to $64.95.

     AQUA CONDITIONING.   RYKA currently offers two models of aqua conditioning
footwear at a suggested retail prices of $54.95 and $64.95.

     RUNNING. In April 1997, RYKA has introduced at retail three models of running footwear with a fourth model expected to be introduced in Fall 1997 for Spring 1997. This category was the number one in pre-bookings among the RYKA product line for Spring 1997. The suggested retail prices range from $54.95 for an entry level runner to $74.95 for the 10k stability shoe.

MARKETING AND SALES

     RYKA's marketing is targeted at physically active women who are interested in a high-performance athletic shoe incorporating advanced technology, high quality and fashion. RYKA believes that consumers in its market prefer multi-purpose, comfort and proper fit and that its footwear addresses these preferences.

     RYKA currently sells its products to sporting goods stores, athletic footwear specialty stores, catalog businesses and department stores, including The Athlete's Foot, Foot Locker, Lady Foot Locker, Modell's, Oshman's, Sportmart and The Sports Authority. RYKA also sells its products in catalogs such as Premier Sports and Road Runner and through telemarketer QVC. Slow moving and discontinued products are sold through selected distributors and retailers.

     RYKA uses commissioned independent representative organizations throughout the United States to promote and sell its products to retailers. These representative organizations also handle products of other sporting goods manufacturers, but they do not sell athletic shoes that compete with RYKA's products. RYKA has supported its international marketing efforts by working directly with its independent foreign distributors in Japan, South Africa and Israel.

     At June 13, 1997, the Company's backlog of orders was approximately $6,300,000. Approximately $4,800,000 of such orders are scheduled for delivery through the end of the third quarter of 1997 with the remainder scheduled for delivery during the fourth quarter of 1997. The Company expects that most of the backlog orders will be filled, although certain of such orders are cancelable.

     Two customers of RYKA, Kinney Corporation (Lady FootLocker, Footquarters, FootLocker Canada, Kinney Stores and Champs) and Marshalls each accounted for over 10% of RYKA's revenues in 1996.

ADVERTISING AND PROMOTION

     The competitive nature of the athletic footwear business makes advertising and promotion critical to the creation of brand preference in consumers. Accordingly, RYKA has employed and will continue to employ both conventional and innovative advertising and promotional techniques. RYKA has begun to advertise in consumer publications which target active women. RYKA has also developed a variety of creative promotional programs, such as a marketing program with Lady Foot Locker, the RYKA Instructor and Trainer Alliance (RITA) and an interactive site on the Internet's World Wide Web. RYKA's focus on products "exclusively for women" enables RYKA to promote the particular needs and concerns of women.

     Because of RYKA's limited resources for advertising, it has historically concentrated its efforts on relatively less costly, grass-roots approaches designed to build brand awareness and demand at the retail level. In the third quarter of 1996, however, RYKA began advertising its products in consumer publications which target RYKA's key consumer, the physically active woman. Such publications include Shape, Fitness Magazine and Women's Sports and Fitness.

     In the second half of 1996, with commitments for 1997, RYKA has participated in an integrated marketing program with Lady Foot Locker to generate higher levels of awareness for RYKA's products and to promote Lady Foot Locker as the foremost destination for RYKA's products. The marketing program has involved significant national advertising and in-store displays of RYKA's athletic footwear in approximately 500 Lady Foot Locker stores across the United States.

     RYKA's network of aerobics and fitness instructors, marketed as the RYKA Training Body(TM), is a network of over several thousand certified aerobics and fitness instructors who are offered the opportunity to purchase RYKA products at a discount. RYKA believes that many consumers rely on aerobics and fitness instructors for advice and recommendations on purchasing appropriate athletic footwear and apparel and that the network is therefore a cost-effective way for RYKA to increase brand name awareness and stimulate sales. The program also functions as a wear-testing forum, as RYKA requests that members submit to RYKA evaluations of RYKA's products and marketing programs. In 1997, this program will be housed under the RITA program mentioned above and be marketed more aggressively.

     To complement these public relations initiatives, RYKA launched an interactive site on the Internet's World Wide Web in early 1996. RYKA plans to provide information through its website about RYKA, as well as fitness and safety tips.

     RYKA believes that its focus on products "exclusively for women" differentiates it from the numerous other footwear manufacturers in the marketplace. Accordingly, RYKA has directed its advertising and promotion efforts to cause both RYKA's athletic footwear products and RYKA as a whole to be identified in the market as suited to the particular needs and concerns of women.

     Additionally, RYKA is supportive of organizations which focus on the particular needs and concerns of women. For instance, RYKA supports LiveSafe, a non-profit organization which promotes personal safety training. RYKA's support will help provide tuition assistance to selected women in high-risk areas.

     RYKA also is an active participant in fitness programs sponsored by the Aerobics and Fitness Association of America and the International Dance and Exercise Association and recently agreed to be the exclusive footwear for AAA/ISMA. RYKA actively solicits the placement of its products in articles and photo features in consumer, trade and fitness magazines. Editorials, product reviews and/or advertisements for RYKA's products appeared in such periodicals as Fitness Magazine, IDEA Today, Women's Sports and Fitness, Shape, Prevention, Fortune, News Journal and Footwear News.

     RYKA retains the services of an outside agency with expertise in footwear and premium brands to assist in the implementation of RYKA's public relations programs.

MANUFACTURING AND DISTRIBUTION

     As is common in the athletic footwear industry, RYKA contracts for the manufacture of its footwear products to its specifications through independent overseas manufacturers in the Far East. RYKA uses the services of an independent buying agent, who acts under the direction of RYKA's management in the negotiation of favorable pricing, the purchase of raw materials and selection of component part suppliers, inspection of goods prior to shipment and shipment of finished products. RYKA pays a commission based on the cost of product purchased through the buying agent. Management believes that sourcing of footwear products in this manner minimizes RYKA's investment in fixed assets, reduces costs and mitigates various risks.

     RYKA has no contracts with manufacturers beyond the terms of purchase orders issued. RYKA places purchase orders on a volume basis through its agent and generally receives the product within 120 days of the start of production. Under special circumstances, RYKA reduces the time required to deliver the footwear from the factory through the use of air transportation.

     The principal materials used in RYKA's footwear are leather, nylon, rubber, ethyl vinyl acetate, polyurethane, cambrelle and hytrel. Most of these materials are available in the countries where manufacturing takes place and from a number of sources within the United States and abroad, although a loss of supply could temporarily disrupt operations and increase the costs to manufacture RYKA's products.

     RYKA's supply arrangements are U.S. dollar denominated. Its importing of footwear, however, could be adversely affected by fluctuations in currency exchange rates, as well as the adoption of bilateral trade agreements between the United States and countries in which RYKA's suppliers are located, work stoppages or the imposition of unilateral restrictions on trade, including quotas or additional duties, by either the United States or any supplier country.

     RYKA has expanded its production alternatives and currently manufactures substantially all of its product in China. If, however, RYKA is prevented from acquiring products from overseas manufacturers, RYKA's operations could be materially and adversely affected until alternative suppliers are found. See "Business -- Governmental Regulation".

     RYKA imports its footwear from independent manufacturers in the Far East, both to public third-party warehousing facilities in Long Beach and Gardena, California with which RYKA contracts on an as-needed basis, and to a warehousing facility in King of Prussia, Pennsylvania which is subleased from KPR. From these warehousing facilities, RYKA distributes its footwear throughout the United States, usually by common carrier. RYKA believes that by utilizing such warehousing facilities, it both reduces inbound transportation costs and the amount of time required to import its products from the Far East.

COMPETITION

     The athletic footwear industry is highly competitive. RYKA's competitors include specialized athletic shoe companies as well as companies with diversified product lines. RYKA believes that its unique niche, combined with effective advertising and marketing, fashionable styling, high quality and technological advances are the most important competitive factors. However, due to substantial growth and interest in the women's segment of the high performance athletic footwear market, there has been increased competition from established companies which have developed advertising and promotional programs directed to this segment of the market. Most of these competitors including Adidas, Avia, Asics, Converse, K-Swiss, New Balance, Nike, Reebok and Saucony, have significantly greater financial and other resources and more extensive marketing staffs than

RYKA. There is considerable doubt that RYKA will be able to compete successfully with any of these companies or to achieve any meaningful market share without significant additional resources. Additionally, RYKA may be unable to remain price competitive at the retail level as competitors with larger volume production capabilities may achieve better economies of scale and, therefore, better cost pricing for products offering similar or more advanced technology.

PATENTS, TRADEMARKS AND OTHER PROPRIETARY RIGHTS

     RYKA was granted a patent in November 1990, which expires in 2007, covering certain uses of its Nitrogen/ES(R) System in athletic footwear. There can be no assurance that the patent granted will be enforceable or will provide RYKA with meaningful protection from competitors.

     RYKA applies its stylized RYKA trademark and the dual parallelogram design trademark to all its footwear products. In addition, RYKA applies the Nitrogen/ES(R) trademark on all of its products. RYKA has filed trademark applications covering these and other marks in the United States and in a number of foreign countries.

     RYKA believes that the aforementioned trademarks are valuable to its ability to market footwear products and the loss of the right to use any of these marks could have a material adverse effect on RYKA's business. RYKA intends to defend these trademarks vigorously against infringements by third parties, should any arise.

EMPLOYEES

     At December 31, 1996, RYKA employed 13 persons on a full-time basis. RYKA is not a party to any collective bargaining agreements with its employees.

GOVERNMENTAL REGULATION

     Substantially all of RYKA's footwear products are manufactured overseas and subject to U.S. customs duties. Under the fixed duty structure in effect since July 1981, duties on the footwear products imported by RYKA to date approximate 10.0% of cost, plus administrative charges. If RYKA were to significantly increase the amount of synthetic raw material, as opposed to leather, in its footwear, these duties would increase substantially.

     RYKA is unable to predict whether additional customs duties, quotas or other restrictions may be imposed on the importation of its products in the future. Any such action could result in increases in the cost of footwear in general and, accordingly, might adversely affect the sales or profitability of RYKA and the imported footwear industry as a whole. RYKA, however, believes that the higher priced end of the footwear market, in which it participates, would be better able to adjust its pricing in response to any such increases.

     From time to time, the United States enters into trade legislation with other countries, including China, which may impact on the duty rates on footwear imported into the Untied States and RYKA's ability to access foreign markets. Any such legislation that would substantially increase duty rates on footwear imported into the United States or limit RYKA's ability to access foreign markets could adversely affect RYKA's operations.

ITEM 2:   PROPERTIES

     The Company relocated to King of Prussia, Pennsylvania in August 1995 where it maintains its executive offices in a 5,000 square foot portion of a 70,000 square foot facility subleased from KPR. In addition, under this sublease, the Company has the right to use warehouse space at this facility. Pursuant to the sublease, charges are approximately $4,000 per month for use of these facilities and certain warehousing services, and the remaining term of the sublease is one and one-half years. Any other costs related to the use of the joint facility or for other services provided by KPR or its affiliates will be charged to the Company on an arm's-length basis and will be subject to approval by a special committee of the Board of Directors comprised of disinterested directors.

     Additionally, the Company uses the services of two third-party public warehousing facilities in California. See "Business--Manufacturing and Distribution."

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

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996 through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5:   MARKET FOR THE REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

     As of December 31, 1996, the Common stock was held by approximately 2,320 holders of record. From March 28, 1988 until September 15, 1995, the Common Stock was included for quotation on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") SmallCap Market under the symbol RYKA. Subsequent to its delisting on the NASDAQ SmallCap Market, the Common Stock has traded on the NASD Over-the-Counter Bulletin Board. The following table sets forth the high and low sales prices per share of the Common Stock of the Company as reported by NASDAQ for the period prior to September 16, 1995 and by the NASD thereafter. The prices shown do not include retail markups, markdowns or commissions.

                                                                  SALES PRICES
                                                               ------------------
                                                                 HIGH      LOW
                                                               -------- ---------
          1996
             First Quarter..................................     $0.85   $ 0.20
             Second Quarter.................................     $0.58   $ 0.27
             Third Quarter..................................     $0.55   $ 0.30
             Fourth Quarter.................................     $0.56   $ 0.28
          1995
             First Quarter..................................     $0.78   $ 0.38
             Second Quarter.................................     $0.84   $ 0.13
             Third Quarter
               (July 1 - September 15)......................     $0.69   $ 0.41
               (September 16 - September 30)................     $0.50   $ 0.25
             Fourth Quarter.................................     $0.49   $ 0.19
          1994
             First Quarter..................................     $0.88   $ 0.47
             Second Quarter.................................     $1.13   $ 0.50
             Third Quarter..................................     $1.09   $ 0.75
             Fourth Quarter.................................     $1.06   $ 0.53

     The Company has never declared or paid a cash dividend on its Common Stock. The Company currently intends to retain any future earnings for funding growth and, therefore, does not anticipate declaring or paying any cash dividends on its Common Stock for the foreseeable future. In addition, the Company's credit facility with its bank restricts the payment of dividends on the Company's Common Stock.

     During the past fiscal year, the Company has issued unregistered securities to a limited number of persons, as described below. No underwriters or underwriting discounts or commissions were involved. There was no public offering in any such transaction, and the Company believes that each transaction was exempt from registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), by reason of Section 4(2) thereof.

     1. Between May and August 1996, the Company issued an aggregate of 10,000,000 shares of Common Stock to approximately 57 investors at a purchase price of $0.25 per share for an aggregate purchase price of $2,500,000.

     2. On April 21, 1997, the Company issued an aggregate of 2,500,000 shares of Common Stock to Patrick Tang, Ura Tang and Erik Achten at a purchase price of $0.30 per share for an aggregate purchase price of $750,000.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

                     SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial data for the five years ended December 31, 1996 are derived from the Consolidated Financial Statements of the Company, which have been audited. This table should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                           YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------------------------------------------
                                                1996             1995              1994              1993               1992
                                          ---------------  ----------------  ----------------  ----------------  -----------------
STATEMENT OF OPERATIONS DATA:
Net sales...............................    $10,194,675    $     7,538,354     $16,024,991       $14,300,282        $12,193,643
Other revenues..........................             --             75,904         228,508            50,000                  0
                                          ---------------  ----------------  ----------------  ----------------  -----------------
     Total revenues.....................     10,194,675          7,614,258      16,253,499        14,350,282         12,193,643

Costs and expenses:
     Cost of goods sold.................      7,199,572          7,167,670/(1)/ 11,399,760        11,199,119         8,867,375
     Operating expenses.................      4,591,682(3)       4,608,319       4,566,236         5,887,070         3,110,821
                                          ---------------  ----------------  ----------------  ----------------  -----------------
Operating income (loss).................     (1,596,579)        (4,161,731)        287,503        (2,735,907)          215,447
Other expenses, net.....................        283,178          1,118,002/(2)/    798,918           692,584           512,260
                                          ---------------  ----------------  ----------------  ----------------  -----------------
Net loss before extraordinary gain......    $(1,879,757)   $    (5,279,733)    $  (511,415)      $(3,428,491)      $  (296,813)
Extraordinary gain - forgiveness of debt             --          1,650,256              --                --                --
                                          ---------------  ----------------  ----------------  ----------------  -----------------
Net loss................................    $(1,879,757)   $    (3,629,477)    $  (511,415)      $(3,428,491)      $  (296,813)
                                          ===============  ================  ================  ================  =================

Net loss per share:
     Loss before extraordinary gain.....          $(.04)            $(0.15)         $(0.02)           $(0.15)           $(0.01)
     Extraordinary gain.................             --               0.05              --                --                --
                                          ---------------  ----------------  ----------------  ----------------  -----------------
     Net loss per share.................          $(.04)            $(0.10)         $(0.02)           $(0.15)           $(0.01)
                                          ===============  ================  ================  ================  =================
Weighted average number of  common
 and common equivalent shares
 outstanding............................     51,368,619         34,540,653      24,210,083        23,573,316        19,847,283
Number of common shares outstanding.....     56,635,326         46,135,326      26,474,326        23,721,356        23,101,948

                                                                                  DECEMBER 31,
                                          ----------------------------------------------------------------------------------------
                                                1996              1995              1994              1993              1992
                                          ----------------  ----------------  ----------------  ----------------  ----------------
   .....................................
BALANCE SHEET DATA:
Total assets............................    $ 5,062,643      $   1,603,195     $ 7,349,872       $ 6,430,812       $ 8,319,229
Total long-term debt....................              0            851,440               0           142,878           410,673
Net working capital.....................        920,140            554,955       1,845,118         1,201,820         4,077,404
Stockholders' equity (deficiency).......      1,149,955           (370,902)      2,033,989         1,310,114         4,166,377

_______________________

(1) Includes Inventory write-down to lower of cost or market of $586,000 in 1995.
(2) Includes costs of $783,289 related to the termination of the proposed merger with L.A. Gear.

(3)  Includes contingent warrant expense of $511,614.

  ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's historical results of operations and of its liquidity and capital resources should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

FORWARD LOOKING STATEMENTS

     Certain information contained in this Form 10-K contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the Company's financial condition, results of operations and liquidity and capital resources and statements as to management's beliefs, expectations or options. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors, as and when applicable, are discussed in the Company's filings with the Securities and Exchange Commission. Factors that could cause actual results to differ naturally include, but are not limited to, those discussed herein under "Risk Factors".

RISK FACTORS

     In addition to the other information contained in this Form 10-K, the following risk factors should be considered by investors in evaluating the Company and its business. The risk factors reflected below are not intended to be an exhaustive list of all risks involved, but merely a representative listing of those risks currently contemplated by the Company.

     Operating Losses; Ability to Continue as Going Concern. RYKA commenced operations in February 1987 and has incurred substantial losses in each year of its operations. Net losses amounted to $1,879,757, $3,629,477 and $511,415 for the years ended 1996, 1995 and 1994, respectively. At December 31, 1996, the Company had an accumulated deficit of $19,728,241. The report of RYKA's independent auditors with regard to the financial statements for each of the fiscal years ended 1987 through 1996 stated that there is substantial doubt about RYKA's ability to continue as a going concern. Management believes the Company's ability to continue as going concern is dependent upon securing adequate financing to fund operations until the Company achieves sustained profitability. In order for RYKA to achieve sustained profitability, management believes it must increase sales, improve gross profit margins and reduce expenses as a percentage of total sales. There can be no assurance that RYKA will be successful in achieving these goals.

     Future Capital Needs. On June 4, 1997, the Company and its bank entered into an amended forbearance agreement pursuant to which the bank agreed to extend both the RYKA and KPR credit facilities to November 30, 1997. If the Company is unable to obtain a new credit facility and/or additional equity and/or subordinated debt financing, there is no assurance that the Company will be able to continue operations. Further, there is no assurance that if the Company is able to obtain such financing, it will be on terms satisfactory for the Company. Moreover, given the dependence of the Company on certain support provided by KPR, including, but no limited to, financial support, administrative support, warehousing and office rental, KPR's ability to obtain continued financing or additional financing for its operations could significantly adversely impact the ability of the Company to continue in business independent of KPR. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Risks Associated with the Reorganization. The consummation of the Reorganization is subject to a number of conditions, including but not limited to, declaration of the effectiveness of the 1997 proxy statement relating to the Reorganization by the Commission, approval by the respective boards of directors and stockholders of the Company and KPR, and certain required consents, including the consent of the Company's current bank. Therefore, there can be no assurance that the Reorganization will be consummated.

     Competition. The athletic footwear industry in which RYKA markets and sells its products is highly competitive. RYKA's competitors include specialized athletic shoe companies as well as companies with diversified product lines. The Company believes that its unique niche, combined with effective advertising and marketing, fashionable styling, high quality and technological advances are the most important competitive factors. However, due to substantial growth and interest in the women's segment of the high performance athletic footwear market, there has been increased competition from established companies, especially Nike and Reebok, which have developed advertising and promotional programs directed to this segment of the market. RYKA's competitors include Adidas, Avia, Asics, Converse, K-Swiss, New Balance, Nike, Reebok and Saucony. The Company's competitors have significantly greater financial and other resources and more extensive marketing staffs than the Company. Accordingly, there is no assurance that the Company will be able to compete successfully with any of these companies or achieve any meaningful market share without significant additional resources.

     Substantially All Assets Pledged. In connection with its financing arrangements with the Company's current bank, the Company has pledged substantially all of its assets as security for the performance of its obligations. In addition, the Company has also pledged substantially all of its assets (after satisfying any obligations to its bank) to KPR in connection with its secured subordinated debt and the letter of credit facility provided by KPR. In the event that the Company were to default on the payment of any amounts owed under the agreements, the Company's lenders would have the ability to satisfy the Company's obligations to them by selling or causing the sale of some or all assets of the Company.

     Dependence Upon Key Personnel. The Company's ability to market its products and to achieve profitability will depend, in large part, on its ability to attract and retain qualified personnel. Competition for such personnel is intense and there can be no assurance that the Company will be able to attract and retain such personnel. In particular, RYKA is dependent upon the services of Michael G. Rubin, its Chairman and Chief Executive Officer. RYKA maintains key person life insurance policies on Mr. Rubin with coverage in amount of $4,000,000. The loss of Mr. Rubin could have a material adverse effect on the Company.

     Reliance on Foreign Manufacturers. As is customary in the footwear industry, all of the footwear marketed by the Company is manufactured to its specifications by independent factories in the Far East. The Company's importing of footwear may be adversely affected by fluctuations in currency exchange rates, the adoption of bilateral trade agreements between the United States and countries in which the Company's suppliers are located, work stoppages or the imposition of unilateral restrictions on trade, including quotas or additional duties, by either the United States or any supplier country. In addition, the current political climate in the Far East is not always stable and may cause delays in the Company's ability to deliver products to its customers in a timely manner or, depending upon the severity of the situation, may limit or restrict the Company's ability to have its products manufactured at all. Although the Company does not believe that these factors have had a material impact on operations to date, such factors could ultimately increase the Company's cost of goods, resulting in higher product prices and lower gross profits unless alternative manufacturing arrangements could be implemented.

     Customer Preferences. The Company's current product lines are subject to customer preferences and trends. There can be no assurance that the consumers will remain loyal to its products or that the Company will be able to adapt quickly to changing market trends.

     No Dividends. The Company has paid no dividends to its stockholders since its inception and does not plan to pay dividends in the foreseeable future. The Company currently intends to retain any earnings to finance the growth of the Company. In addition, the Company's credit facility with its bank restricts the amount of dividends which may be paid on the Common Stock.

     Limitation on Directors' Liabilities under Delaware Law. Pursuant to the Company's Certificate of Incorporation and under Delaware law, directors of the Company are not liable to the Company or its stockholders for monetary damages for breach of fiduciary duty, except for liability in connection with a breach of duty of loyalty for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for dividend payments or stock repurchasing illegal under Delaware law or any transaction in which a director has derived an improper personal benefit.

     Securities Market Factors. There have been periods of extreme volatility in the stock markets, which in many cases were unrelated to the operating performance of, or announcements concerning, the issuers of the affected stock. During such periods, the price of the affected stock, including the Company's Common Stock, has fluctuated substantially. General market price declines or market volatility in the future could adversely affect the price of the Company's Common Stock.

     NASDAQ Delisting. The Company did not meet the listing standards for inclusion on the NASDAQ Small Cap Market and was delisted on September 15, 1995. The Company's Common Stock are currently listed on the OTC - Bulletin Board.

     Possible Adverse Effect of Penny Stock Rules. As a result of the delisting of the Company's Common Stock from the NASDAQ Small Cap Market, the Company's Common Stock is subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which imposes additional sales practice requirements for broker-dealers which sell such securities to persons other than established customers and accredited investors as defined in Regulation D under the Securities Act. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, such rule may adversely affect the ability of broker-dealers to sell the Company's Common Stock and may adversely affect the ability of persons acquiring shares in this offering to sell any of the shares acquired in the secondary market.

     The Commission regulations define a "penny stock" as any equity security not registered on a national securities exchange or for which quotation information is not disseminated on NASDAQ and has a market price (as therein defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to a transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

     The foregoing required penny stock restrictions will not apply to the Company's Common Stock if such securities are included for quotation on NASDAQ and have certain price and volume information provided on a current and continuing basis or meet certain minimum net tangible assets or average revenue criteria. There can be no assurance that the Company's Common Stock will qualify for exemption from these restrictions. In any event, even if the Company's Common Stock were exempt from such restrictions, it would remain subject to
Section 15(b)(6) of the Exchange Act, which gives the Commission the authority to prohibit any person that is engaged in unlawful conduct while participating in a distribution of a penny stock from associating with a broker-dealer or participating in a distribution of a penny stock, if the Commission finds that such a restriction would be in the public interest. The market liquidity for the Company's Common Stock could be severely adversely affected by these rules.

GENERAL OVERVIEW

     The Company has not had a single profitable fiscal year since its inception and had approximately $1,880,000 in losses in 1996. In addition, the Company had an accumulated deficit of approximately $19,728,241 and stockholders' equity of approximately $1,149,955 as of December 31, 1996.

     On July 31, 1995, the Company entered into a financing arrangement with MR Acquisitions pursuant to which MR Acquisitions provided the Company with equity and subordinated debt financing and the ability to obtain funds and letters of credit through new financing facilities. As part of the financing, the Company negotiated substantial debt forgiveness with both secured and unsecured creditors and established a new management team to operate the restructured Company. Upon closing of the transaction with MR Acquisitions, the Company had stockholders' equity of approximately $580,000 as compared to stockholders' deficiency of over $2,000,000 as of June 30, 1995. Since July 31, 1995, operating losses have been incurred, which have diminished stockholders' equity and an additional $2,500,000 of gross proceeds has been received from an equity private placement which commenced in May 1996 and was concluded in August 1996 (the "1996 Private Placement"). As a result, stockholders' equity was approximately $1,149,955 and subordinated debt remained at approximately $851,440 as of December 31, 1996.

     During the first half of 1995 and until the financing with MR Acquisitions was consummated, staff reductions occurred on both a voluntary and involuntary basis and temporary employees were required to handle daily operations. Sales efforts were limited for a variety of reasons, including the inability to obtain product from the Company's overseas production sources. After the financing with MR Acquisitions was consummated, new management began to reposition the Company by, among other things, relocating the Company from Norwood, Massachusetts to King of Prussia, Pennsylvania, terminating remaining employees in the Massachusetts location, hiring and training new employees in key management positions, including a new President and a new Chief Financial Officer, filling other necessary positions within the Company, and beginning to develop new products and build or rebuild customer and supplier relationships. While management believes that these activities will have a long-term beneficial impact, they had significant negative impact on the Company's sales and operations in 1995. To accomplish its goals, to develop and acquire new merchandise, market and promote the Company's product and expand the workforce in support of the Company's current plans, the Company will have to incur substantial expenditures.

     As described in Note A to Notes to RYKA's Consolidated Financial Statements, on September 26, 1996, the Company entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") with KPR and certain affiliated companies (collectively, "the KPR Companies"), all of which are wholly owned by the Chairman and Chief Executive officer of RYKA. Pursuant to the Reorganization Agreement, the KPR Companies would be merged with RYKA. Although the Reorganization was originally scheduled to close by December 31, 1996, due to recent events, the completion of the Reorganization has been delayed. See "Business - Recent Events." RYKA expects the Reorganization will be completed by the end of 1997. If such merger were to occur, RYKA believes that the combined companies would realize certain operating benefits. However, there is no assurance that the merger will occur or that such benefits will materialize.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the relative percentages that certain items in the Company's Consolidated Statements of Operations bear to net sales and the percentage change in those items from period to period:

                                                                                 PERIOD TO PERIOD PERCENTAGE
                                                  PERCENTAGE OF NET SALES            INCREASE (DECREASE)
                                             ----------------------------------  ---------------------------
                                                              YEAR ENDED DECEMBER 31,
                                             ----------------------------------  ---------------------------
                                                1996        1995        1994     1996 VS 1995  1995 VS 1994
                                             ----------  ----------  ----------  ------------  -------------
Net sales...............................       100.0%      100.0%      100.0%        35.2%          (53.0)%
Other revenues..........................          --         1.0         1.4       (100.0)          (66.8)
                                             ----------  ----------  ----------  ------------  -------------
Costs and expenses:
  Cost of goods sold /(1)/..............        70.6%       95.1%       71.1%         0.4%          (37.1)%
General and administrative
       expenses /(2)/...................        12.2        27.4        10.8        (39.9)           19.0
  Sales, marketing and advertising
       expenses.........................        19.8        23.9        16.3         11.7           (30.7)
  Research and development
       expenses.........................         6.6         4.8         1.4         86.6            58.9
  Contingent warrant compensation.......         5.0         ---         ---          N/M             ---
  Special charges.......................         1.5         5.0          --        (59.8)        N/M /(3)/
                                             ----------  ----------  ----------  ------------  -------------
Total costs and expenses................       115.7%      156.2%       99.6%         0.1%          (26.2)%
                                             ----------  ----------  ----------  ------------  -------------
Operating income (loss).................       (15.7)%     (55.2)%       1.8%        61.6%       (1547.50)%
Other expense, net......................         2.8        14.8         5.0        (74.7)           39.9
                                             ----------  ----------  ----------  ------------  -------------
Net loss before extraordinary gain......       (18.5)      (70.0)       (3.2)        64.4          932.40
Extraordinary item - forgiveness
   of debt..............................          --        21.9          --       (100.0)        N/M /(3)/
                                             ----------  ----------  ----------  ------------  -------------
Net loss................................       (18.5)%     (48.1)%      (3.2)%       48.2%        (609.70)%
                                             ==========  ==========  ==========  ============  =============

____________________________________

(1) Includes Inventory write down in 1995 to lower of cost or market of $568,000.
(2)  Includes provision for losses on doubtful accounts.
(3)  N/M means "not meaningful."

     Year Ended December 31, 1996 as Compared to the Year Ended December 31,
     -----------------------------------------------------------------------
1995.
-----

     Net Sales. Net sales increased by $2,656,321, or 35.2% , from $7,538,354 for 1995 to $10,194,675 for 1996. This increase in net sales was primarily due to: (i) increased sales in the third quarter of 1996 as a result of improvements in the design and development of RYKA's fall product line; (ii) the hiring of manufacturers' representatives, experienced in the athletic footwear industry, covering the entire United States and (iii) the re-establishment of relationships with major retailers in the women's athletic footwear market.

     Cost of Goods Sold. During 1995, the Company took a charge of $586,000 to record inventory at the lower of cost or market. Costs of goods sold before this inventory write-down increased by $617,902, or 9.4%, from $6,581,670 for 1995 to $7,199,572 for 1996. The overall gross profit margin, exclusive of this write-down, expressed as a percentage of net sales increased by 17.2%, from 12.7% for 1995 to 29.4% for 1996. The increase in gross profit for 1996 was primarily due to (i) the impact of an improved product line sold for Fall 1996 at greatly improved gross margins; (ii) the more timely delivery schedule of product to retailers in 1996, thus eliminating certain incentive discounts which were required to be offered to customers in 1995 and (iii) the improvement of the financial position of the Company in 1996. During the first seven months of 1995, RYKA was under extreme financial pressures. As a result, the Company was required to sell substantial amounts of inventory at significant losses or no profit in order to raise cash for operations. The negative impact on gross profit for the first two quarters of 1995 adversely affected the overall gross profit for the year.

     General and Administrative Expenses. General and administrative expenses, including the provision for losses on doubtful accounts, decreased by $823,893, or 39.9%, from $2,065,553 for 1995 to $1,241,660 for 1996. This decrease was due primarily to: (i) a decrease in 1996 in the Company's provision for estimated bad debts of approximately $345,000; (ii) a decrease in factoring commissions of approximately $65,000; (iii) a decrease in consulting fees incurred in 1995 in connection with the hiring of interim management; (iv) a decrease in legal expense of approximately $70,000; and (v) a decrease in other general and administrative expenses for 1995 which included approximately $40,000 in legal fees incurred in connection with a failed attempt to raise capital from investors and approximately $33,000 in trademark and licensing fees incurred in connection with the dissolution of RYKA GMBH in Germany which formerly held the trademark of RYKA.

     Sales and Marketing Expenses. Sales and marketing expenses increased by $210,985, or 11.7%, from $1,803,686 for 1995 to $2,014,671 for 1996. This increase was due to (i) an increase in trade show expenses of approximately $245,000 related to RYKA's attendance at the NSGA trade show in July 1996, a show not attended by RYKA in 1995, as well as an increase in expenditures at the Supershow in February 1996 compared to 1995; and (ii) an increase in commissions of approximately $50,000 due to the increase in sales from 1995 to 1996, offset, in part, by a decrease in payroll and payroll related expenses of approximately $40,000 and a decrease in international point of purchase promotional items of $60,000. For 1996, sales commissions paid to sales representatives was 2.9% of net sales compared to 3.3% of net sales for 1995. The effective decrease in the commission rate was the result of lower commission rates paid in connection with larger, key accounts.

     Research and Development Expenses. Research and development expenses increased by $311,376, or 86.6%, from $359,646 in 1995 to $671,022 in 1996.
This increase reflects a continuing effort by management to improve the Company's product line. The increase is comprised of (i) an increase in salaries and consulting fees of approximately $200,000; (ii) an increase in travel and entertainment of approximately $75,000 related to expenses incurred in connection with trips by production and development personnel to China to develop and supervise production; and (iii) an increase in sample costs of approximately $40,000.

     Contingent Warrant Compensation. Contingent warrant compensation of $511,614 relates to a non-cash charge for the vesting of 2,131,730 shares of Common Stock issuable pursuant to a contingent stock purchase warrant ("Contingent Warrant") issued to MR Acquisitions. In July 1995, in connection with the transactions with MR Acquisitions, the Company issued the Contingent Warrant to purchase up to 4,000,000 shares of Common Stock at an exercise price of $.01 per share. Pursuant to the terms of the Contingent Warrant, if at any time within one year of its issuance, July 31, 1996, the Company issued a number of shares of Common Stock which resulted in the Company having in excess of 50,000,000 shares of Common Stock issued and outstanding, provided that any such shares above such 50,000,000 were issued for the purpose of (i) inducing a lender to make loans to the Company, (ii) in connection with an infusion of capital to the Company, (iii) a settlement of debts with the Company's creditors or (iv) a combination thereof, then upon the occurrence of such stock issuance, four shares of Common Stock issuable pursuant to the Contingent Warrant would vest for every ten additional shares issued. Under accounting rules governing the issuance of warrants, the charge is equal to the difference between the strike price of $0.01 and the fair market value at the time the contingency is satisfied.

     Special Charges. Special charges decreased by $226,719, or 59.8%, from $379,434 incurred in 1995 to $152,715 in 1996. The special charges incurred in 1996 related to the "Partners Share Success" Equity

Incentive Plan. The purpose of this program was to provide an ownership interest in the Company through the grant of equity incentives to retail sales personnel and store management of the Company's customers. As a result of the proposed Reorganization between RYKA and the KPR Companies, the Company decided to terminate this plan prior to the issuance of any shares and write off $152,715 of administrative costs related to this program. In 1995, special charges were incurred in connection with the bank financing portion of the transactions with MR Acquisitions and the related closing of the Massachusetts facility and relocation of operations to King of Prussia, Pennsylvania.

     Other (Income) Expense, Net. Other (income) expense, net, decreased by $834,824, or 74.7%, from $1,118,002 for 1995 to $283,178 for 1996. This decrease was primarily attributable to a write-off of $783,289 associated with the termination of the proposed merger with L.A. Gear, Inc. in 1995 and a decrease in interest expense of $126,996, or 36.5%, from $348,169 for 1995 to $221,173 for 1996. The decrease in interest expense was a result of additional capital funds raised by the Company in July 1995, as well as in the second quarter of 1996. In connection with the financing transaction with MR Acquisitions, the Company established a line of credit with interest at the prime rate plus one percent. This line of credit was subsequently refinanced with a new lender at similar rates. The Company's previous financing arrangement provided for inventory financing at effective interest rates in excess of 20%.

    Year Ended December 31, 1995 as Compared to the Year Ended December 31,
    -----------------------------------------------------------------------
1994.
----

    Net Sales. Net sales decreased by $8,486,637, or 53.0%, from $16,024,991 for 1994 to $7,538,354 for 1995. The decrease in net sales was due to several factors which continued to affect sales throughout 1995. First, the uncertainty as to the Company's future continued operations after the termination of the proposed L.A. Gear merger adversely affected net sales. Second, many customers, including the Company's largest customer in 1994, did not place their planned orders for the Fall or "back to school" product due to a combination of customer apprehension and the fact that the Fall goods, traditionally shipped towards the end of June or the beginning of July, were not available for delivery to retailers until the middle of September through the end of the year. Further, many customers either canceled their orders that had been placed or were given additional discounts and extended terms, both of which adversely impacted net sales. Third, during the first seven months of 1995, the Company sold product at large discounts in order to generate cash to continue to fund the Company's operations. As a result of the Company's financial condition and the termination of the Company's production financing arrangements, the Company was unable to obtain additional product from its suppliers in a timely manner for the Fall 1995 season. Due to the delay of the delivery of the Fall 1995 season product,
the Company would not have been able to sell its product at full margin.   As a
result, the Company negotiated reductions in its purchase commitments for the originally scheduled production for the Fall 1995 season. Fourth, the athletic footwear industry was still experiencing sluggishness in 1995 and the volume of off-price product continued at high levels. Fifth, the women's athletic footwear category was becoming increasingly competitive with larger vendors increasing their focus in this area thereby increasing the need to provide additional discounts.

    Costs of Goods Sold. Cost of goods sold decreased $4,232,090, or 37.1%, from $11,399,760 for 1994 to $7,167,670 for 1995 principally as a result of the decrease in sales. The overall gross profit on net sales decreased by 24.0% from 28.9% in 1994 to 4.9% in 1995. This decrease reflected the inventory mark-down of $586,000 in 1995 and the Company's need to liquidate inventory in the first half of 1995. The negative impact on gross profit of the first two quarters of 1995 adversely affected the overall gross profit for the year. The following table sets forth certain information relating to the Company's gross profit (loss) for each quarter of 1995.

                                                   QUARTER ENDED                         YEAR ENDED
                                ---------------------------------------------------    ------------
                                  MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31       DECEMBER 31
                                ----------- --------- -------------- -------------     ------------
                                                         (in thousands)
Sales......................         $4,135   $ 1,484         $1,300         $ 619            $7,538
Cost of Sales..............          3,975     1,800            927           466             7,168
Gross Profit...............            160      (316)           373           153               370
Gross Profit Percentage....            3.9%   (21.3)%          28.7%         24.7%              4.9%

    General and Administrative Expenses. General and administrative expenses, including the provision for losses on doubtful accounts, increased by $329,865, or 19.0%, from $1,735,688 for 1994 to $2,065,553 for 1995. The increase was primarily the result of (i) an increase in insurance expense due primarily to directors and officers liability insurance for new directors and coverage for former directors; (ii) an increase in travel expenses; (iii) a significant increase in bad debts from $130,000 in 1994 to $359,388 in 1995; and (iv) an increase in consulting fees in connection with the hiring of interim management until a permanent management team was hired. These increases were offset, in part, by a decrease in factor commissions due to the termination of the Company's relationship with its factor. As a percentage of sales, general and administrative expenses increased significantly as many expenses remained relatively constant. Provisions for losses on doubtful accounts accounted for 4.7% of sales in 1995 compared with 0.8% of sales in 1994 due, in part, to the fact that net sales in 1995 were extremely low as a result of the difficulties that the Company experienced.

    Sales and Marketing Expenses. Sales and marketing expenses decreased by $800,591, or 30.7%, from $2,604,277 for 1994 to $1,803,686 for 1995. However, sales and marketing expenses expressed as a percentage of net sales increased from 16.3% for 1994 to 23.9% for 1995. The dollar decrease in sales and marketing expenses was primarily due to a reduction in sales commissions of approximately $426,800, or 63.2% from 1994 to 1995. The reduction in sales commissions was proportionally greater than the decrease in net sales of 53.0%. Sales commissions expressed as a percentage of net sales decreased from 4.2% for 1994 to 3.3% for 1995. The reduction in sales commissions was the result of reduced commission rates and a greater proportion of house accounts sold by Company management at no commission. The decrease in sales and marketing expenses was also due to a reduction in promotional expenses such as clothing giveaways and promotional allowances granted to retailers, a reduction in staff salary and related expenses and a decrease in expenses related to trade shows.

    Research and Development Expenses. Research and development expenses increased by $133,375, or 58.9%, from $226,271 in 1994 to $359,646 in 1995.
This increase was attributable primarily to an increase in payroll and consultant related costs offset, in part, by a reduction in sample costs. The consultant-related costs were incurred in connection with the hiring of designers to design and develop the Fall 1996 line. In addition, the Company engaged the services of the former Vice President of Production on a consulting basis.

    Special Charges. Special charges in 1995 were incurred in connection with the bank financing portion of the transactions with MR Acquisitions and the related closing of the Massachusetts facility and relocation of operations to King of Prussia, Pennsylvania. These expenses included transaction costs, termination of a significant portion of personnel prior to the financing, temporary housing for certain relocated personnel, recruitment of new management and personnel and costs associated with moving, start up of new operations and winding down of prior operations.

    Other (Income) Expense, Net. Other (income) expense, net, increased $319,084, or 39.9%, from $798,918 for 1994 to $1,118,002 for 1995. This increase was due to (i) merger related costs of $783,289 incurred in 1995 in connection with the failed merger with L.A. Gear, (ii) a reduction in interest expense of $457,103, or 56.8%, from $805,272 for 1994 to $348,169 for 1995, due to the termination and settlement with the Company's previous financing source, and (iii) the capital infusion resulting from the consummation of the financing with MR Acquisitions.

    Extraordinary Item. The extraordinary item of approximately $1,650,256 in 1995 related to gain on settlements with both secured and unsecured creditors in connection with the financing with MR Acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     Through July 31, 1995, RYKA continued to experience a critical shortage of cash. On July 31, 1995, the Company consummated a financing agreement with MR Acquisitions, pursuant to which MR Acquisitions provided or arranged to provide the Company with up to $8,000,000 of new financing in the form of (i) a $1,000,000 equity and subordinated debt investment by MR Acquisitions and KPR, an affiliate of MR Acquisitions, (ii) a $2,000,000 letter of credit facility from KPR, (iii) a $4,000,000 revolving credit facility with a bank, and (iv) a $1,000,000 equity investment through the private placement of Common Stock with certain investors. Prior to consummating the financing with MR Acquisitions, the Company had a nominal cash balance and a working capital deficiency of approximately $2,300,000.

     As a result of consummating the financing with MR Acquisitions, the Company received proceeds from the sale of Common Stock and warrants and subordinated notes aggregating approximately $1,750,000 net of transaction related costs. Additionally, secured and unsecured creditors forgave certain indebtedness resulting in a gain of approximately $1,650,000. The financing with MR Acquisitions resulted in an increase in working capital of approximately $3,600,000, so that the Company's working capital deficiency of approximately $2,300,000 was converted to positive working capital of approximately $1,300,000 at July 31, 1995. As of December 31, 1996, the Company's working capital was approximately $920,140. The increase in working capital, in large part, relates to the receipt of $2,500,000 in gross proceeds from the 1996 Private Placement which occurred between May and August of 1996.

     On August 15, 1996, the Company entered into a credit facility with a bank which replaced the Company's prior credit facility. The new credit facility initially had a term of one year and increased the amount that RYKA could borrow to $4,500,000 based upon certain advance ratios with interest at prime plus 0.25%. Concurrently with RYKA, KPR closed a new credit facility with the same bank.

     On September 26, 1996, the Company entered into the Reorganization Agreement with the KPR Companies and Michael Rubin, Chairman and Chief Executive Officer of RYKA. The Company anticipates that the proposed Reorganization will be completed by the end of 1997. In order for the Reorganization to become effective, a majority vote of the stockholders of RYKA and consent by the Company's bank, among other things, is required.

     On November 8, 1996, the Company's and KPR's bank notified KPR that KPR was in default of certain financial covenants, specifically the debt to net worth ratio and required tangible net worth, and certain provisions relating to financial information. RYKA was in compliance with its financial covenants and was not in default of its loan with the bank.

     On February 7, 1997, in conjunction with KPR entering into a forbearance agreement regarding its credit facility, the Company entered into an amendment to its credit facility that provided for, among other things, a termination date of April 18, 1997 (as amended) for the Company's credit facility, the same termination date as KPR's amended credit facility. As of June 4, 1997, the bank agreed to extend both the RYKA and KPR credit facilities to November 30, 1997 or an event of default (as defined). Under its amended agreement, RYKA may borrow under its revolving credit facility up to the lesser of $4,500,000 or its borrowing base (as defined). Interest on its borrowings is payable at the bank's prime rate plus 3 1/2%. RYKA is also required to maintain certain receivables turnover ratios. RYKA's credit facility is guaranteed by Michael Rubin and MR Acquisitions and is cross-defaulted with KPR's agreement with the bank.

     The Company and KPR are in discussions with lenders to obtain a new credit facility or facilities to replace their existing credit facilities upon the expiration of such facilities. During these discussions, certain lenders have indicated that any credit facility that they would provide to the Company and KPR would be conditional on, among other things, KPR raising additional equity and/or subordinated debt. The Company and KPR are seeking to raise an additional $3.0 - $4.0 million in equity and/or subordinated debt financing. The Company believes that it is in the best interests of the Company to resolve the credit facility and equity and/or subordinated debt needs of both the Company and KPR so that the Company can complete the proposed Reorganization with the KPR Companies.

     On April 21, 1997, RYKA entered into an agreement with certain investors to sell 2,500,000 shares of Common Stock for an aggregate purchase price of $750,000. The proceeds of this sale were used by the Company to repay $385,000 of the $851,000 subordinated loan from KPR. The remaining proceeds from this sale were used by the Company to open $810,000 in letters of credit for the benefit of KPR. The Company is repaying a portion of the subordinated loan for KPR and is opening letters of credit on behalf of KPR in order to allow KPR to obtain sufficient financing for its operations until the proposed Reorganization between RYKA and the KPR Companies can be completed and a new credit facility for the combined companies can be negotiated.

     Effective April 1, 1997, the Company negotiated 60-day payment terms with two of its major suppliers for up to an aggregate of $1,500,000 in purchases at an annual interest rate of 12.0%. Previously, the Company was on a wire transfer on shipment basis with this supplier.

     The Company believes that the extension that the Company and KPR received from their current bank with respect to their existing credit facilities, together with the additional cash flow from the payment terms from its suppliers, will provide the Company with sufficient resources through November 30, 1997. During that period, the Company believes that it will be able to negotiate a new credit facility or facilities and/or raise additional equity and/or subordinated debt financing and complete the proposed Reorganization.

     If, however, the Company is unable to obtain a new credit facility and/or additional equity and/or subordinated debt financing, there is no assurance that the Company will be able to continue operations. Further, there is no assurance that if the Company is able to obtain such financing, it will be on terms satisfactory for the Company. Moreover, given the dependence of the Company on certain support provided by KPR, including, but not limited to, financial support, administrative support, warehousing and office rental, KPR's ability to obtain continued financing or additional financing for its operations could significantly adversely impact the ability of the Company to continue in business independent of KPR.

     Even if the Company were able to obtain the financing discussed above or obtain alternative financing, RYKA may be required to raise additional equity and/or subordinated debt. However, no assurance can be given that RYKA will be successful in raising additional capital, if necessary. Further, there can be no assurance that RYKA will achieve profitability or a positive cash flow even with sufficient capital resources.

SEASONALITY

    The Company's business continues to be seasonal, with the first and third quarter sales typically being the strongest, corresponding to the spring and back-to-school seasons.

ITEM 7A:  QUANTATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Not applicable.

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See pages F-1 through F-28 and S-1 attached hereto.

ITEM 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

    Incorporated by reference from the Company's Current Report on Form 8-K dated November 26, 1996.

                                   PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth information regarding the executive officers and directors of the Company at December 31, 1996:

              NAME                 AGE                      POSITION
------------------------------    -----     ------------------------------------
Michael G. Rubin..............     24        Chief Executive Officer and
                                             Chairman of the Board

Dennis F. DiDominicis.........     52        President

Steven A. Wolf................     38        Chief Financial Officer and
                                             Secretary

Kenneth J. Adelberg...........     44        Director


     Michael G. Rubin has served as Chairman of the Board and Chief Executive Officer of the Company since July 31, 1995. Since establishing KPR Sports International, Inc., a privately-held footwear distribution company in 1991, Mr. Rubin has served as its President and Director. In 1994, Mr. Rubin received the 1995 Entrepreneur of the Year Award for the Delaware Valley Region which is sponsored by Inc. magazine and Ernst & Young. Mr. Rubin is the President of several privately-held companies based in King of Prussia, Pennsylvania and serves as the Manager of MR Acquisitions, L.L.C., a Delaware limited liability company. Mr. Rubin attended Villanova University, Villanova, Pennsylvania.

     Dennis F. DiDominicis became the Company's President on September 25, 1995. Currently, Mr. DiDominicis serves as the Company's Executive Vice President. Mr. DiDominicis has over 25 years of sales, marketing, product development and sourcing experience. From November 1988 to September 1995, Mr. DiDominicis worked for Asics Tiger Corporation, a Japanese footwear and apparel manufacturer and distributor, as a Senior Director of its footwear division and then as a Vice President of its North American sales and operations. Prior to Asics, Mr. DiDominicis worked at American Sporting Goods Corporation, Laconia Shoe Company, Hyde Athletic Industries, Colgate-Kendall Division, and Proctor and Gamble.

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

     Kenneth J. Adelberg has served as a Director of the Company since July 31, 1995. Since 1977, he has been President and Chief Executive Officer of HiFi House Group of Companies, a privately-held company based in Broomall, Pennsylvania. Mr. Adelberg was a director and founding stockholder of US Wats, Inc., a publicly-traded company specializing in business telecommunications services, located in Bala Cynwyd, Pennsylvania, which was established in 1989. Mr. Adelberg is a founding stockholder and director of First Republic Bank, Philadelphia, Pennsylvania, a publicly-traded bank which has been in operation since 1989. Mr. Adelberg holds Bachelor of Science degrees in Biophysics and Physiological Psychology from Pennsylvania State University and attended the MBA program at Drexel University, Philadelphia, Pennsylvania.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by the Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1996, all
Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with, except that Messrs. Adelberg, DiDominicis and Wolf and Ms. Poe each failed to file a Form 5.

ITEM 11:  EXECUTIVE COMPENSATION

Report of the Board of Directors

     The Compensation Committee currently consists of Messrs. Rubin and Adelberg. For 1996, the Board of Directors reviewed the compensation of executive officers, made decisions regarding executive compensation and administered the Company's employee stock option plans.

     The Company's compensation policies for executive officers are to (i) provide compensation packages, so as to attract, motivate and retain executives,
(ii) link a significant portion of compensation to financial results, so as to reward successful performance, and (iii) provide long-term equity based compensation, so as to further align the interests of executives with those of the shareholders and further reward success and performance. The principal components of the Company's executive compensation are base salary, incentive compensation and stock options.

     In determining compensation levels, the Company considers compensation packages offered by similar sized companies within the athletic footwear industry. Compensation levels for individual executive officers may be more or less than those offered by such other companies, depending on a subjective assessment of individual factors, such as the executive's position, skills, achievements, tenure with the Company and historical compensation levels.

     As of December 31, 1996, the Company had employment agreements with Dennis
F. DiDominicis, the Company's prior President and current Executive Vice President, and Steven A. Wolf, the Company's current Chief Financial Officer. Mr. DiDominicis' agreement, which was effective as of September 25, 1995, has an initial term of five years, subject to automatic annual extensions. Mr. Wolf's agreement, which was effective as of August 1, 1995, has an initial term of three years, subject to automatic annual extensions. Pursuant to the agreements, total compensation is divided into three primary components: base salary, bonus and stock options. The award of bonuses and stock options serve as incentives for superior performance and are based upon both the performance of the executives and the Company. Compensation of the named executive officers for fiscal 1996 was determined in accordance with the employment agreements as described herein.

     The Company does not have an employment agreement with Michael G. Rubin who joined the Company on July 31, 1995 and who serves as the Company's Chief Executive Officer and Chairman of the Board without compensation.

     Under the stock option plans established by the Company, stock options are periodically granted to employees at the discretion of the Board of Directors or Compensation Committee. It is contemplated that executives of the Company will be eligible to receive stock option grants subject to individual performance and the performance of the Company as a whole.

     During 1996, the Company's Chief Financial Officer granted a total of 150,000 options to purchase Common Stock at an exercise price of $0.20 per share, and in connection with her termination, the Company's prior Spokesperson was granted a total of 500,000 options to purchase Common Stock at an exercise price of $0.42 per share.

     Section 162(m) of the Internal Revenue Code generally denies deduction to any publicly held company such as the Company for certain compensation exceeding $1,000,000 paid to the chief executive officer and the four other highest paid executive officers, excluding among other things certain performance-based compensation. The Company has been advised that stock options granted before the adoption of Section 162(m) are not subject to the limit on deductions and that its general stock option grants will qualify for the performance based exclusion. The Company has not yet recommended any change to the Company's executive compensation policies and plans as a result of Section 162(m), but the Compensation Committee will continue to evaluate the impact of recently finalized tax regulations to ensure that the Company's executive compensation plans most effectively serve the interests of the Company and its shareholders.

                                                                Michael G. Rubin
                                                             Kenneth J. Adelberg

Summary Compensation Table

     The following table sets forth certain information regarding compensation paid to the Chief Executive Officer of RYKA, and to each of the three other most highly compensated executive officers of RYKA, for services rendered in all capacities to RYKA during 1996 (collectively, the "named executive officers").

                                                                                       Long Term
                                                             Annual Compensation
                                                            ---------------------    --------------
                                                                                      Securities
                                                                                      Underlying
        Name and Principal Position           Fiscal Year   Salary ($)  Bonus ($)      Options #
-------------------------------------------   -----------  -----------  ---------   --------------
                                                                                    C>
Michael G. Rubin/(1)/......................       1996             --         --            --
  Chief Executive Officer and                     1995             --         --            --
  Chairman of the Board

Dennis F. DiDominicis/(2)/.................       1996        $165,000        --            --
  President                                       1995         $45,688     $1,500        500,000

Steven A. Wolf/(3)/........................       1996        $101,563        --         150,000
  Chief Financial Officer                         1995         $44,687     $1,500        200,000

Sheri Poe/(4)/.............................       1996        $ 83,333        --         500,000
  Founder, Spokesperson                           1995        $120,833     $1,000        500,000
                                                  1994        $150,000        --         370,000

--------------------------------

(1) Mr. Rubin joined RYKA on July 31, 1995 and is serving as RYKA's Chief Executive Officer and Chairman of the Board without compensation.
(2) Mr. DiDominicis joined RYKA on September 25, 1995 as its President. Currently, Mr. DiDominicis serves as the Company's Executive Vice President.
(3)  Mr. Wolf joined RYKA on August 1, 1995.
(4) In August 1996, Ms. Poe resigned as an executive officer and director of RYKA, although she continues to be consultant to RYKA.

Employment Agreements

     Michael G. Rubin. RYKA does not currently have an employment agreement with Michael G. Rubin who joined RYKA on July 31, 1995 and who serves as RYKA's Chief Executive Officer and Chairman of the Board without compensation.
However, RYKA has entered into an employment agreement with Mr. Rubin which will become effective as of the Reorganization Effective Date. See "THE PROPOSED REORGANIZATION AND RELATED MATTERS -- Management After the Reorganization."

     Dennis F. DiDominicis. On September 25, 1995, RYKA entered into an employment agreement with Dennis F. DiDominicis, President of RYKA, for an initial term of five years, subject to automatic annual extensions. Pursuant to the terms of Mr. DiDominicis' employment agreement, Mr. DiDominicis is entitled to receive (i) an annual base salary of $165,000 which will be increased $5,000 each year commencing in calendar year 1997, (ii) an annual bonus based on Mr. DiDominicis' achievement of specified performance goals as determined by RYKA's Board of Directors, and (iii) other benefits similar to those provided to RYKA's other officers. Pursuant to the employment agreement, Mr. DiDominicis is also entitled to receive a car allowance of $6,000 per year and has been granted a five year option to purchase 500,000 shares of RYKA's Common Stock at an exercise price per share equal to the fair market value of the underlying Common Stock on the date of the grant, of which (i) 50,000 shares shall automatically vest on each of the first, second, third, fourth, and fifth yearly anniversaries of September 25, 1995, and (ii) 50,000 shares shall vest on each of the first, second, third, fourth, and fifth yearly anniversaries of December 31, 1995 based on the achievement by Mr. DiDominicis of performance goals to be established by RYKA's Board of Directors. Subsequently, on [February 1997], the Company amended Mr. DiDominicis' contract so that the 250,000 shares which were to vest pursuant clause (ii) would vest at 50,000 shares per year on the first, second, third, fourth, and fifth anniversaries of September 25, 1995.

     Mr. DiDominicis' employment agreement may be terminated by RYKA with or without cause which is defined to include, among other things, the willful failure or refusal by Mr. DiDominicis to comply with explicit directions of the Board of Directors or to render the services required by the employment agreement, willful breach or habitual neglect in the performance of his duties, conviction of a felony or fraud or embezzlement involving assets of RYKA. In the event of termination without cause by RYKA, Mr. DiDominicis will be entitled to receive a lump sum amount in cash equal to one-half of his then current annual base salary less any amounts owed to RYKA. In the event of termination by RYKA for any other reason, Mr DiDominicis will be entitled to receive any unpaid salary and benefits through the date of termination. Under the employment agreement, Mr. DiDominicis is prohibited from disclosing confidential information during and after the term of the agreement. In addition, Mr. DiDominicis is prohibited from soliciting employees of RYKA or engaging or participating in any business which competes with RYKA while he is employed by RYKA and for one year thereafter.

     Steven A. Wolf. On August 1, 1995, RYKA entered into an employment agreement with Steven A. Wolf, Vice President of Finance and Chief Financial Officer of RYKA, for an initial term of three years, subject to automatic annual extensions. Pursuant to the terms of Mr. Wolf's employment agreement, Mr. Wolf is entitled to receive (i) an annual base salary of $107,500, subject to annual adjustments determined by RYKA's Board of Directors, (ii) incentive compensation up to 35% of his base salary based on sales and/or profit projections for RYKA and based on his performance as determined by the Board of Directors, and (iii) other benefits similar to those provided to RYKA's other officers. Pursuant to the employment agreement, Mr. Wolf has been granted a five-year option to purchase 200,000 shares of RYKA's Common Stock at an exercise price per share equal to the fair market value of the underlying Common Stock on the date of the grant, of which 50,000 shares shall vest on the date of grant and 50,000 shares on each of the first, second, and third yearly anniversaries of August 1, 1995. On January 2, 1997, Mr. Wolf was granted a ten-year option to purchase an additional 150,000 shares of RYKA's Common Stock at an exercise price equal to the fair market value of the underlying Common Stock on the date of the grant, of which 50,000 shares shall vest on the date of grant and 50,000 shares on each of the first and second yearly anniversaries of January 1, 1997.

     Mr. Wolf's employment agreement may be terminated by RYKA with or without cause which is defined identically to Mr. DiDominicis' employment agreement described above. In the event of termination without cause by RYKA, Mr. Wolf will be entitled to receive a lump sum amount in cash equal to five-twelfths of his then current annual base salary less any amounts owed to RYKA and to have any unvested stock options accelerate and become fully exercisable. In the event of termination by RYKA for any other reason, Mr. Wolf will be entitled to receive any unpaid salary and benefits through the date of termination. Under the employment agreement, Mr. Wolf is prohibited from disclosing confidential information during and after the term of the agreement. In addition, Mr. Wolf is prohibited from soliciting employees of RYKA or engaging or participating in the technical women's athletic footwear business while he is employed by RYKA and for one year thereafter.

Option Grants

     The following table sets forth certain information concerning options granted during 1995 to the executive officers named in the Summary Compensation Table. The following table also sets forth the potential realizable value over the term of the options (the period from the grant date to the expiration date), based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These amounts do not represent RYKA's estimate of future stock price. Actual realizable values, if any, of stock options will depend on the future performance of the Common Stock.

                         OPTION GRANTS IN FISCAL 1996

                                                                                             Potential Realizable Value
                                                                                                 at Assumed Annual
                                                                                               Rates of Stock Price
                                                                                                 Appreciation For
                                                  Individual Grants                               Option Term (1)
                           --------------------------------------------------------------   --------------------------
                             Number of
                             Securities      Percent of Total
                             Underlying      Options Granted     Exercise
                              Options        to Employees In      Price       Expiration
         Name               Guaranteed #       Fiscal Year       ($/share)       Date          5% ($)        10% ($)
-----------------------    --------------   -----------------   ----------   ------------   -----------    -----------
Michael G. Rubin.......          --                 --              --             --            --             --

Dennis F. DiDominicis..          --                 --              --             --            --             --

Steven A. Wolf.........       150,000             14.35%          $0.20         1/1/06        $18,870        $47,805

Sheri Poe..............       500,000             47.85%          $0.42         8/3/99        $33,100        $69,500

---------------------------------------

(1) Represents the difference between the market value of the Common Stock for which the option may be exercised, assuming that the market value of the Common Stock appreciates in value from the date of grant to the end of the option term at annualized rates of 5% and 10%, respectively, and the exercise price of the option.

Aggregated Option Exercises and Year-End Option Values

     No options were exercised in 1996 by any of the executive officers named in the Summary Compensation Table above. The following table sets forth, for each of such executive officers, the number and value of options held at December 31, 1996.

                  AGGREGATED OPTION EXERCISES IN FISCAL 1996
                       AND FISCAL YEAR-END OPTION VALUES

                                                                        Number of Securities
                                                                       Underlying Unexercised                Value of Unexercised
                                                                             Options at                    In-the-Money Options at
                                                                          December 31, 1996                 December 31, 1996 (1)
                                                                    -----------------------------       ----------------------------
                               Shares Acquired       Value
            Name                 on Exercise        Realized        Exercisable     Unexercisable       Exercisable    Unexercisable
----------------------------   ---------------   -------------      -----------     -------------       -----------    -------------
Michael G. Rubin..........           --                --                --               --                 --              --

Dennis F. DiDominicis.....           --                --             100,000           400,000              --              --

Steven A. Wolf............           --                --             150,000           200,000             2,500           5,000

Sheri Poe.................           --                --           1,520,000             --                 --              --

-----------------------

(1) Calculated by determining the difference between the deemed fair value of the securities underlying the options on December 31, 1996 and the exercise price.

Stock Option Plans

     1996 Equity Incentive Plan. In March 1997, the Board of Directors adopted and in July 1996 the Company's stockholders approved the Company's 1996 Equity Incentive Plan (the "Incentive Plan"). The purposes of the Incentive Plan are to attract and retain key employees and certain other persons who are in a position to make significant contributions to the success of the Company, to reward these employees and other persons for their contributions, to provide additional incentive to these employees and other persons to continue making similar contributions and to further align the interests of these employees and other persons with those of the Company's stockholders. To achieve these purposes, the Incentive Plan permits grants of incentive stock options ("ISOs"), options not intended to qualify as incentive stock options ("Non-ISOs"), stock appreciation rights ("SARs"), restricted and unrestricted stock awards, performance awards, loans, and supplemental cash awards and combinations of the foregoing (all referred to as "Awards").

     The Incentive Plan permits Awards to be granted for a total of 2,000,000 shares of the Company's Common Stock. On September 24, 1996, the Board of Directors approved an amendment to the Incentive Plan that increased the maximum number of shares issuable under the Incentive Plan from 2,000,000 by 18,000,000 shares for a total of 20,000,000, subject to approval by the Company's stockholders. Shares issuable under Awards that terminate unexercised, shares issuable under Awards that are payable in stock or cash but are paid in cash and shares issued but later forfeited will be available for future Awards under the Incentive Plan.

     All current and future employees of the Company, and other persons who, in the opinion of the Board of Directors, are in a position to make significant contributions to the success of the Company, such as consultants and non-employee directors, are eligible to receive Awards under the Incentive Plan.

     The Incentive Plan is administered by the Board of Directors, which determines, among other things and subject to certain conditions, the persons eligible to receive Awards, the persons who actually receive Awards, the type of each Award, the number of shares of Common Stock subject to each Award, the date of grant, exercise schedule, vesting schedule and other terms and conditions of each Award, whether to accelerate the exercise or vesting schedule or waive any other terms or conditions of each Award, whether to amend or cancel an Award and the form of any instrument used under the Incentive Plan. The Board of Directors has the right to adopt rules for the administration of the Incentive Plan, settle all controversies regarding the Incentive Plan or any Award, and construe and correct defects and omissions in the Incentive Plan or any Award. The Incentive Plan may be amended, suspended or terminated by the Board of Directors, subject to certain conditions, provided that stockholder approval will be required whenever necessary for the Incentive Plan to continue to satisfy the requirements of certain securities and tax laws, rules and regulations.

        Recipients of stock options under the Incentive Plan will have the right to purchase shares of Common Stock at an exercise price, during a period of time and on such other terms and conditions as are determined by the Board of Directors. For ISOs, the recipient must be an employee, the exercise price must be at least 100% (110% if issued to a 10% or greater stockholder of the Company) of the fair market value of the Company's Common Stock on the date of grant and the term cannot exceed ten years (five years if issued to a 10% or greater stockholder of the Company) from date of grant. If permitted by the Board of Directors and subject to certain conditions, and option exercise price may be paid by delivery of shares of the Company's Common Stock that have been outstanding, a promissory note, a broker's undertaking to promptly deliver the necessary funds or by a combination of those methods. If permitted by the Board of Directors, options (other than those granted in tandem with SARs) may be settled by the Company, paying to the recipient, in cash or shares of Common Stock (valued at the then fair market value of the Company's Common Stock), an amount equal to such fair market value minus the exercise price of the option shares.

        SARs may be granted under the Incentive Plan either alone or in tandem with stock options. Generally, recipients of SARs are entitled to receive upon exercise, cash or shares of Common Stock (valued at the then fair market value of the Company's Common Stock) equal to such fair market value on the date of exercise minus such fair market value on the date of grant of the shares subject to the SAR, although certain other measurements also may be used. A SAR granted in tandem with a stock option is exercisable only if and to the extent that the option is exercised.

        The Incentive Plan provides for restricted and unrestricted stock awards. Stock awards allow the recipient to acquire shares of the Company's Common Stock for their par value or any higher price determined by the Board of Directors. In the case of restricted stock awards, the shares acquired are subject to a vesting schedule and other possible conditions determined by the Board of Directors.

        The Incentive Plan provides for performance awards entitling the recipient to receive stock options, stock awards or other types of Awards conditional upon achieving performance goals determined by the Board of Directors. Performance goals may involve overall corporate performance, operating group or business unit performance, personal performance or any other category of performance determined by the Board of Directors. Financial performance may be measured by revenue, operating income, net income, earnings per share, Common Stock price, price-earnings multiple or other financial factors determined by the Board of Directors.

        Under the Incentive Plan, loans or supplemental cash awards may be granted to recipients of Awards to help defray taxes due as a result of the Awards. The terms and conditions of loans and supplemental cash awards, including the interest rate, which may be zero, and whether any loan will be forgiven, are determined by the Board of Directors.

        Generally, upon termination of a recipient's employment or other relationship with the Company, stock options and SARs remain exercisable for a period of three months (one year if termination is due to death or disability) to the extent that they were exercisable at the time of termination, except as otherwise agreed between the employee and the Company, unvested shares under outstanding restricted stock awards vest immediately except in the case of a voluntary resignation or termination for cause (as defined in the Incentive
Plan). Stock options, SARs and other Awards that are not exercisable at the time of termination automatically terminate, and payments or benefits under deferred stock awards, performance awards and supplemental cash awards that are not irrevocably due at the time of termination are forfeited.

      In addition to the 1996 Equity Incentive Plan, which is discussed above, the Company has adopted the following seven separate stock option plans (the "Plans"): the 1987 Stock Option Plan, the 1988 Stock Option Plan, the 1990 Stock Option Plan, the 1992 Stock Option Plan, the 1993 Stock Option Plan, the 1995 Stock Option Plan, and the 1995 Non-Employee Directors' Stock Option Plan. The following terms and conditions are virtually identical for each of the Plans, except for the 1995 Non-Employee Directors' Stock Option Plan which is separately summarized below.

      Pursuant to the Plans, options may be granted with respect to 626,420, 350,000, 750,000, 875,000, 900,000, 1,500,000 and 250,000 shares of Common
Stock, respectively.

      Options under the Plans may be granted as incentive stock options intended to qualify under Section 422 of the Code or as options not intended to so qualify. In the case of both incentive stock options and non-qualified stock options, the option price must be equal to at least 100% of the fair market value of the Company's Common Stock on the date of grant. There is no limit on the number of shares for which options may be granted to any single employee under a Plan, except that incentive stock options first exercisable by a recipient in any one year under a Plan may not exceed $100,000 in value (determined at the time of grant). In addition, an incentive option granted to any person who owns 10% or more of the shares of voting stock of RYKA must have had an option price of not less than 110% of the fair market value of the shares at the time of grant and the option must expire not more than five years after its grant.

      Payment of the option exercise price may be made in cash, shares of Common Stock or a combination of cash and Common Stock. Except with respect to the 1995 Stock Option Plan, all officers, directors and key employees of RYKA or any current or future parent or subsidiary of RYKA are eligible to receive options under the Plans. Under the 1995 Stock Option Plan, non-employee members of the Board of Directors of RYKA are not eligible to receive options. The Plans are administered by the Board of Directors which selects the optionees, determines the number of shares subject to each option and prescribes other terms and conditions of each option.

      1995 Directors' Plan. On September 19, 1995, the Board of Directors adopted, and on November 15, 1995, the shareholders approved, the 1995 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). Pursuant to the Directors' Plan, options may be granted with respect to an aggregate of 250,000 shares of Common Stock.

     Options granted under the Directors' Plan are nonstatutory stock options which do not qualify under Section 422 of the Code. Only non-employee directors of RYKA or any subsidiary of RYKA ("Non-Employee Director") are eligible to participate in the Directors' Plan. Mr. Adelberg qualified as a Non-Employee Director.

     While grants of stock options under the Directors' Plan are automatic and non-discretionary, all questions of interpretation of the Directors' Plan are determined by the Executive Committee of the Board of Directors. The Directors' Plan provides that commencing January 1, 1996 and annually on January 1 of each year thereafter, an option to purchase 25,000 shares of RYKA's Common Stock will be granted to each Non-Employee Director. The option exercise price for each option granted under the Directors' Plan is the fair market value on the date the option is granted. All options granted under the Directors' Plan vest at the rate of 25% per calendar quarter after the date of grant (or earlier in event of the death or disability of the Non-Employee Director or sale of RYKA). Upon departure from the Board of Directors by reason of death or disability, all options held by a Non-Employee Director may be exercised by him or her or by his or her executor or administrator, or by the person or persons to whom the option is transferred by will or the applicable laws of descent and distribution, only during the one-year period after such departure. If a Non-Employee Directors' service with RYKA terminates for any other reason, all options held by the Non-Employee Director that are not then exercisable will terminate and options that are exercisable on the date of termination will continue to be exercisable for the original option exercise period. Upon sale of RYKA, all options held by Non-Employee Directors will terminate. In all other events, options granted under the Directors' Plan remain exercisable until the fifth anniversary of the date of grant. No option may be transferred other than by will or by the laws of descent and distribution.

Director Compensation

     Each Director who is not an employee of RYKA received an option to purchase 25,000 shares of RYKA's Common Stock upon joining the Board of Directors and annual stock option grants to purchase 25,000 shares. The Directors do not receive any cash compensation for their services on behalf of RYKA but are reimbursed for reasonable travel and lodging expenses incurred in attending meetings of the Board of Directors and any Committee. Those Directors who are employees of RYKA do not receive any compensation for their services as Directors.

Compensation Committee Interlocks and Inside Transactions

      During 1996, RYKA had no compensation committee "interlocks" -- meaning that it was not the case that an executive officer of RYKA served as a director or member of the compensation committee of another entity and an executive officer of the other entity served as a director or member of the Compensation Committee or the Board of Directors of RYKA.

Stock Performance Graph

      The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends, if any) to Ryka's shareholders during the five-year period ended December 31, 1996, as well as an overall stock market index (CRSP Index for NASDAQ Stock Market - U.S. Companies) and a self-determined peer group consisting of companies that Management believes to be in a similar business (Timberland Co., Wolverine World Wide Inc., Penobscot Shoe Co., K-Swiss, Inc. and Hyde Athletic Industries, Inc.
The data points used for the performance graph are listed in the table below.

Comparision of Cumulative Total Return of Company, Peer Group and Broad Market

    [PERFORMANCE GRAPH APPEARS HERE. Assumes $100 invested on Jan. 1, 1992 and Assumes Dividend Reinvested until Fiscal Year Ending Dec. 29, 1996]

Performance Graph Data Points

------------------------------ FISCAL YEAR ENDING ------------------------------
COMPANY              1991    1992       1993      1994       1995         1996

RYKA INC             100    294.10     100.00     105.87      94.11      107.93
PEER GROUP           100    173.42     331.38     225.84     272.91      404.50
BROAD MARKET         100    100.98     121.13     127.17     164.96      204.98

SOURCE:  MEDIA GENERAL FINANCIAL SERVICES


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT


      The following table sets forth information regarding beneficial ownership of RYKA's Common Stock as of June 16, 1997 by (i) by each person known to RYKA to be the beneficial owner of more than 5% of RYKA's Common Stock, (ii) each of RYKA's directors, (iii) each of the named executive officers, and (iv) all directors and executive officers as a group.


                                                      Number of Shares of
           Name and Address of                            Common Stock                   Percentage of
         Beneficial Owner /(1)/                     Beneficially Owned /(2)/             Common Stock
-----------------------------------------        -----------------------------       --------------------
Michael G. Rubin.........................                21,381,730/(3)/                      32.2%

Kenneth J. Adelberg......................                   922,500/(4)/                       1.5%

Dennis F. DiDominicis....................                   102,000/(5)/                       *

Steven A. Wolf...........................                   250,000/(6)/                       *

All directors and executive officers
    as a group (4 persons)...............                22,656,230/(3)//(7)/                 33.9%

---------------------------
*less than 1.0%

(1) Except as otherwise shown, the address of each person listed above is in care of RYKA, 555 S. Henderson Road, Suite B, King of Prussia, PA 19406.

(2) Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock which an individual or member of a group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(3) Includes 14,150,000 shares of Common Stock held by Mr. Rubin, 5,100,000 shares of Common Stock issuable upon exercise of a warrant held by MR Acquisitions and 2,131,730 shares of Common Stock issuable upon exercise of a contingent common stock purchase warrant held by MR Acquisitions, all of which shares are vested.

(4) Includes 62,500 shares of Common Stock issuable upon exercise of outstanding options.

(5) Includes 50,000 shares of Common Stock issuable upon exercise of outstanding options.

(6) Represents 250,000 shares of Common Stock issuable upon the exercise of outstanding options.

(7) Includes 7,644,230 shares of Common Stock issuable upon exercise of outstanding options and warrants.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     RYKA relocated to King of Prussia, Pennsylvania in August 1995 where it maintains its executive offices in a 5,000 square foot portion of a 75,000 square foot facility subleased from the KPR Companies. Under this sublease, RYKA has the right to use warehouse space at this facility. Pursuant to the sublease, charges are approximately $4,000 per month for use of these facilities and certain warehousing services, and the remaining term of the sublease is one and one-half years. Any other costs related to the use of the joint facility or for other services provided by the KPR Companies will be charged to RYKA on an arm's-length basis and will be subject to approval by a special committee of the Board of Directors comprised of disinterested directors.

        On July 31, 1995, RYKA borrowed the sum of $851,440 from KPR in the form of a secured subordinated loan with interest at the prime rate plus one percent and repayment terms coincident with the revolving credit facility with RYKA's principal lender. For 1996, RYKA paid $78,944 in interest to KPR.

        In 1996, the KPR Companies made available to RYKA a letter of credit facility in the amount of $2,000,000. This facility was used by RYKA to finance the purchase of manufactured inventory through the KPR Companies on RYKA's behalf, at the KPR Companies' cost, from overseas vendors. Through this facility, during 1995, RYKA purchased inventory from the KPR Companies for $2,236,758.

        During 1996, the KPR Companies advanced a total of $1,148,366 to RYKA on a temporary basis, all of which, except for $6,431, had been repaid as of December 31, 1996. During 1996, RYKA sold footwear to the KPR Companies for $151,185. These goods were prior season's merchandise which were sold at negotiated terms on an arms-length basis.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

 (a)(1)   FINANCIAL STATEMENTS.                                                      PAGE
                                                                                     ----
          Report of Independent Auditors - Deloitte & Touche, LLP ................   F-2
          Report of Independent Accountants - Margolis & Company P.C. ............   F-3
          Consolidated Balance Sheets as of December 31, 1996 and 1995 ...........   F-4
          Consolidated Statements of Operations for the years ended
            December 31, 1996, 1995 and 1994 .....................................   F-5
          Consolidated Statements of Stockholders' Equity (Deficiency) for the
            years ended December 31, 1996, 1995 and 1994  ........................   F-6
          Consolidated Statements of Cash Flows for the years ended
            December 31, 1996, 1995 and 1994 ................................. F-7 - F-8
          Notes to Consolidated Financial Statements .........................F-9 - F-28

(a) (2)   SCHEDULES.

          Schedule VIII - Valuation and Qualifying Accounts for the years ended 1996, 1995 and 1994 ................................................ S-1

          All other schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto, or is not applicable or required.

 (a)(3)     EXHIBITS.

 No.        Description
----        -----------

  2.1/1/ Securities Purchase Agreement dated June 21, 1995 by and between the Registrant and MR Acquisitions, Inc.

  2.2/2/ First Amendment to Securities Purchase Agreement by and between the Registrant and MR Acquisitions, Inc. dated July 31, 1995.

  3.1-A/11/ The Company's Certificate of Incorporation.

  3.1-B Certificate of Amendment dated July 8, 1996 to the Company's Certificate of Incorporation.

  3.2/3/    The Company's Bylaws as amended.

  4.1/3/    Specimen of Common Stock Certificate.

 10.1/2/ Loan and Security Agreement by and between the Registrant and KPR Sports International, Inc.

 10.2/2/ Promissory Note in the principal amount of $851,440 by and between Registrant as maker and KPR Sports International, Inc. as payee.

 10.3/2/ Demand Promissory Note in the principal amount of $2,000,000 by and between Registrant as borrower and KPR Sports International, Inc. as lender.

 10.4/2/ Letter of Credit Financing Agreement by and between Registrant and KPR Sports International, Inc.

 10.5/2/ Warrant to Purchase 5,100,000 shares of the Registrant's Common Stock issued to MR Acquisitions, L.L.C.

 10.6/2/ Warrant to purchase 4,000,000 shares of the Registrant's Common Stock issued to MR Acquisitions, L.L.C.

 10.7/2/ Registration Rights Agreement by and between the Registrant and MR Acquisitions, Inc.

 10.8/2/ Promissory Note in the principal amount of $500,000 by and between the Registrant and Michael Rubin.

 10.9/2/ Sublease Agreement dated July 31, 1995 by and between KPR Sports International, Inc. as sublessor and Registrant as sublessee.

 10.10/2/ Settlement Agreement by and between Registrant and Pro-Specs America Corporation.

+10.11/2/   Employment Agreement dated July 31, 1995 by and between the
            Registrant and Sheri Poe.

+10.12 Key Employee Termination Agreement dated August 3, 1996 by and between the Registrant and Sheri Poe.

+10.13/2/   Employment Agreement dated July 31, 1995 by and between the
            Registrant and Steven Wolf.

+10.14/4/   Employment Agreement dated September 25, 1995 by and between the Registrant and Dennis F. DiDominicis.

+10.15/5/   1987 Stock Option Plan

+10.16/6/   1988 Stock Option Plan

+10.17/7/   1990 Stock Option Plan

+10.18/8/   1992 Stock Option Plan

+10.19/9/   1993 Stock Option Plan

+10.20/2/   1995 Stock Option Plan.

+10.21/10/  1995 Non-Employee Directors' Stock Option Plan.

+10.22      1996 Equity Incentive Plan.

 10.23 Revolving Credit Agreement dated August 15, 1996 by and between the Registrant and CoreStates Bank, N.A.

 10.24 Security Agreement dated August 15, 1996 by and between the Registrant and CoreStates Bank, N.A.

 10.25 Memorandum of Security Agreement dated August 15, 1996 by and between the Registrant and CoreStates Bank, N.A.

 10.26 Limited Guaranty of Michael Rubin dated August 15, 1996 in favor of CoreStates Bank, N.A.

 10.27 Letter Agreement dated February 7, 1997 by and among the Registrant, CoreStates Bank, N.A. and Michael Rubin.

 10.28 Second Amended Forbearance Agreement dated June 4, 1997 by and among the Registrant, Corestates Bank, N.A. and Michael Rubin.

 10.29 Letter Agreement dated June 4, 1997 by and among the Registrant, CoreStates Bank, N.A. and Michael Rubin.

 11.1       Computation of Earnings Per Share.

 21.1       Subsidiaries of the Company.

_____________________________

+   Management contract or compensatory plan or arrangement.

1   Incorporated by reference to Form 8-K dated June 21, 1995.

2   Incorporated by reference to Form 8-K dated July 31, 1995.

3   Incorporated by reference to the Company's Registration Statement No. 33-
    33754.

4 Incorporated by reference to the Company's Registration Quarterly Report on Form 10-Q for the nine-month period ended September 30, 1995.

5 Incorporated by reference to the Company's Registration Statement No. 33-19754-B.

6   Incorporated by reference to the Company's Registration Statement No. 33-
    27501.

7 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the nine-month period ended September 30, 1990.

8 Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

9 Incorporated by reference to the Company's Form S-8 Registration Statement filed on January 3, 1994.

10 Incorporated by reference to the Company's Proxy Statement filed on October 13, 1995 in connection with the 1995 Special Meeting in lieu of Annual Meeting held on November 15, 1995.

11 Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

    (b)   REPORTS ON FORM 8-K.

          The Company filed a Current Report on Form 8-K dated October 16, 1996 on October 16, 1996 and amended on October 23, 1996 filing financial statements of the Company for each of the fiscal years ended December 31, 1993 and 1994 which were reaudited by Margolis & Company P.C., the Company's subsequent auditors.

          The Company filed a Current Report on Form 8-K dated November 26, 1996 on December 4, 1996 reporting the change in the Company's independent auditors from Margolis & Company P.C. to Deloitte & Touche, LLP.

          The Company filed a Current Report on Form 8-K dated April 15, 1997 reporting that the Company would not be timely filing its Form 10-K for the year ended December 31, 1996.

     (c)  EXHIBITS.  See Exhibit Volume.

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS


                                             BALANCES AT    CHARGED TO      CHARGED TO
                                             BEGINNING OF    COSTS AND   OTHER ACCOUNTS     DEDUCTIONS-       BALANCES AT
            DESCRIPTION                        PERIOD        EXPENSES      - DESCRIBE        DESCRIBE        END OF PERIOD
----------------------------------          ------------- ------------- -----------------   ----------      ---------------
Year Ended December 31, 1994:
  Allowance for doubtful accounts.........       $665,605    $130,000          --          $(276,730)(1)        $518,875
Year Ended December 31, 1995:
  Allowance for doubtful accounts.........       $518,875    $359,388          --          $(820,690)(1)        $ 57,573
Year Ended December 31, 1996
  Allowance for doubtful accounts.........       $ 57,573    $ 16,000          --          $  (7,632)(1)        $ 65,941

_______________________________________________
(1)  Accounts written off against the allowance

INDEPENDENT AUDITOR'S REPORT

The Board of Directors of Ryka Inc.:

We have audited the accompanying consolidated balance sheet of Ryka Inc. as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 1996 listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 financial statement presents fairly, in all material respects, the financial position of the Company as of December 31, 1996 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the company has experienced significant net losses since its inception and has an accumulated deficit at December 31, 1996 of $19,728,000. In addition, the Company's bank agreement will be terminated on November 30, 1997. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note A to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche
Deloitte & Touche
Philadelphia, Pennsylvania
April 18, 1997 except for notes A, E
and I as to which the date is June 6, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
RYKA Inc.
King of Prussia, Pennsylvania

We have audited the consolidated balance sheet of RYKA Inc. and Subsidiary as of December 31, 1995 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the two years in the period ended December 31, 1995. We have also audited the financial statement schedule listed in Item 14(a)(2) in this Form 10-K for the two years ended December 31, 1995. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RYKA Inc. and its Subsidiary at December 31, 1995, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

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


                                                    /s/  Margolis & Company P.C.

                                                         MARGOLIS & COMPANY P.C.

Bala Cynwyd, Pennsylvania
June 21, 1996

                            RYKA Inc and Subsidiary
                          Consolidated Balance Sheets


                                                                                December 31,            December 31,
                                                                                   1996                     1995
                                                                               --------------           -----------
                                       ASSETS

Current assets:
    Cash and cash equivalents                                                         $37,469                $77,509
    Accounts receivable, net of allowance for doubtful
         accounts of $ 65,941 in 1996 and $ 57,573 in 1995                          1,947,036                533,490
    Inventory                                                                       2,644,017                678,319
    Prepaid expenses and other current assets                                         149,306                118,294
    Note receivable, officer                                                           20,000                   -
                                                                                  -----------------------------------
                  Total current assets                                              4,797,828              1,407,612

Fixed assets, net of accumulated depreciation                                         194,815                195,083

Security deposits and other assets                                                     70,000                    500
                                                                                  -----------------------------------
                  Total assets                                                     $5,062,643             $1,603,195
                                                                                  ===================================

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
    Note payable, bank                                                             $1,592,453                   -
    Accounts payable and accrued expenses                                           1,001,577               $437,324
    Due to customer                                                                   413,290                413,290
    Due to affiliate                                                                   18,928                  2,043
    Subordinated note payable                                                         851,440                   -
                                                                                  -----------------------------------
                  Total current liabilities                                         3,877,688                852,657

Subordinated note payable                                                                 -                  851,440

Bridge loan payable                                                                       -                  120,000

Other liabilities                                                                      35,000                150,000

Commitments and contingencies

Stockholders' equity (deficiency):
     Preferred Stock, $0.01 par value, 1,000,000 shares authorized;
        none issued or outstanding                                                       -                     -
     Common Stock, $0.01 par value, 90,000,000 shares and 70,000,000 shares authorized at December 31, 1996 and 1995, respectively;
        56,635,326 and 46,135,326 shares issued and outstanding at
        December 31, 1996 and 1995, respectively                                      566,353                461,353
     Additional paid in capital                                                    20,311,843             17,016,229
     Accumulated deficit                                                          (19,728,241)           (17,848,484)
                                                                                  -----------------------------------
                               Total stockholders' equity (deficiency)              1,149,955               (370,902)
                                                                                  -----------------------------------
                                  Total liabilities and stockholders' equity       $5,062,643             $1,603,195
                                                                                   ===================================

The accompanying notes are an integral part of these consolidated financial statements.

                           RYKA Inc. and Subsidiary
                     Consolidated Statements of Operations


                                                                                    Year Ended December 31,
                                                                            1996           1995           1994
                                                                       --------------------------------------------
Net sales                                                                $10,194,675      $7,538,354   $16,024,991
Other revenues                                                                -               75,904       228,508
                                                                       --------------------------------------------

                                                                          10,194,675       7,614,258    16,253,499
                                                                       --------------------------------------------
Costs and expenses:

      Cost of goods sold                                                   7,199,572       6,581,670    11,399,760
      Inventory write-down to lower of cost or market                          -             586,000          -
      General and administrative expense                                   1,241,660       2,065,553     1,735,688
      Selling and marketing expense                                        2,014,671       1,803,686     2,604,277
      Research and development expenses                                      671,022         359,646       226,271
      Contingent warrant compensation                                        511,614            -             -
      Special charges                                                        152,715         379,434          -
                                                                       --------------------------------------------

      Total costs and expenses                                            11,791,254      11,775,989    15,965,996
                                                                       --------------------------------------------

Operating income (loss)                                                   (1,596,579)     (4,161,731)      287,503
                                                                       --------------------------------------------
Other (income) expenses:

      Merger costs                                                            67,000         783,289          -
      Interest expense                                                       221,173         348,169       805,272
      Interest income                                                         (1,529)         (6,328)       (6,354)
      Gain on disposition of property and equipment                             -             (7,128)         -
      Other                                                                   (3,466)           -             -
                                                                       --------------------------------------------

      Total other expenses, net                                              283,178       1,118,002       798,918
                                                                       --------------------------------------------
Loss before extraordinary gain                                            (1,879,757)     (5,279,733)     (511,415)

Extraordinary gain -- forgiveness of debt                                     -            1,650,256          -
                                                                       --------------------------------------------

Net loss                                                                 ($1,879,757)    ($3,629,477)    ($511,415)
                                                                       --------------------------------------------
Loss per share:
      Loss before extraordinary gain                                          ($0.04)         ($0.15)       ($0.02)
      Extraordinary gain                                                         -             $0.05           -
Net loss per share                                                            ($0.04)         ($0.10)       ($0.02)
                                                                       --------------------------------------------
Weighted average common and common equivalent
      shares outstanding                                                  51,368,619      34,340,653    24,210,083
                                                                       --------------------------------------------


 The accompanying notes are an integral part of these consolidated financial statements.

                           RYKA INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                     Additional
                                            Common Stock               Paid-in      Accumulated
                                      Shares           Amount          Capital        Deficit         Total
                                 -------------------------------------------------------------------------------
Balance at December 31, 1993           23,721,356        $237,213    $14,780,493   ($13,707,592)    $1,310,114

Exercise of stock options                 197,175           1,972         58,781                       $60,753

Issuance of stock, net of
    offering costs                      2,555,795          25,558      1,148,979                    $1,174,537

Net loss                                                                               (511,415)     ($511,415)
                                 -------------------------------------------------------------------------------
Balance at December 31, 1994           26,474,326         264,743     15,988,253    (14,219,007)    $2,033,989

Issuance of stock in connection
    with forgiveness of debt              500,000           5,000        120,000                      $125,000

Issuance of warrants in connection
    with forgiveness of debt                                               5,319                        $5,319

Issuance of stock and warrants,
    net of offering costs              18,320,000         183,200        419,153                      $602,353

Issuance of stock for services
    related to stock offering              40,000             400          9,600                       $10,000

Issuance of stock for settlement
    of employment contract                 60,000             600         14,400                       $15,000

Issuance of warrants to lender in
    connection with credit facility                                      100,000                      $100,000

Exercise of stock options                  41,000             410          9,838                       $10,248

Exercise of warrants                      700,000           7,000        273,000                      $280,000

Contributed services                                                      41,666                       $41,666

Warrants issued below market value                                        35,000                       $35,000

Net loss                                                                             (3,629,477)   ($3,629,477)
                                 -------------------------------------------------------------------------------

Balance at December 31, 1995           46,135,326         461,353     17,016,229    (17,848,484)     ($370,902)

Issuance of stock, net of
    offering costs                     10,000,000         100,000      2,395,200                    $2,495,200

Issuance of stock and warrants             20,000             200         53,800                       $54,000
    for license agreements and
    services

Contributed services                                                     100,000                      $100,000

Conversion of bridge
 loan repayment                           480,000           4,800        120,000                      $124,800

Conversion of other liability as                                          70,000                       $70,000
  contributed capital

Issuance of warrants for failure to                                       45,000                        45,000
  register shares

Contingent warrant compensation                                          511,614                      $511,614

Net loss                                                                             (1,879,757)   ($1,879,757)
                                 -------------------------------------------------------------------------------

Balance at December 31, 1996           56,635,326        $566,353    $20,311,843   ($19,728,241)    $1,149,955
                                 ===============================================================================

 The accompanying notes are an integral part of these consolidated financial statements.

                          RYKA INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                         Year Ended December 31,
                                                                   1996            1995            1994
                                                               *************   *************  *************
Cash Flows from Operating Activities:
   Net Loss                                                       ($1,879,757)   ($3,629,477)      ($511,415)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
           Extraordinary item - forgiveness of debt                      -        (1,650,256)           -
           Depreciation and amortization                               59,052         52,640          45,291
           Contingent warrant compensation                            511,614           -                -
           Provision for losses on accounts receivable                 16,000        359,388         130,000
           Capital contributed as services                            100,000         41,666            -
           Issuance of common stock and warrants
              for services                                             23,000        150,000            -
           Loss on disposition of equipment                              -               504            -
   Changes in operating assets and liabilities:
           Accounts receivable                                     (1,429,546)     2,041,116        (274,266)
           Inventory                                               (1,965,698)     3,085,516        (483,187)
           Prepaid expenses and other current assets                  (31,012)        48,652          (6,030)
           Note receivable, officer                                   (20,000)          -               -
           Accounts payable and accrued expenses                      525,253        657,096        (604,145)
           Due to customer                                               -           413,290            -
           Payable to factories                                          -          (390,113)           -
           Due to affiliate                                            16,885          2,043            -
                                                                  -----------    ------------    ------------
               Net cash provided by (used for) operating
                activities                                         (4,074,209)     1,182,065      (1,703,752)
                                                                  -----------    ------------    ------------



Cash flows from investing activities:
   Purchase of property and equipment                                 (58,784)       (90,109)       (130,895)
   Proceeds from sale of equipment                                       -            15,000            -
   Security deposits and other assets                                     500         15,253          12,500
                                                                  -----------    ------------    ------------

               Net cash used for investing activities                 (58,284)       (59,856)       (118,395)
                                                                  -----------    ------------    ------------

                            CONTINUED ON NEXT PAGE

                           RYKA Inc. and Subsidiary
                     Consolidated Statements of Cash Flow

                                                                                   Year Ended December 31,
                                                                                1996        1995        1994
                                                                            ************  **********  *********
Cash flows from financing activities:
       Increase (decrease) in payable to lender, net                         1,592,453  (2,078,730)   155,971
       Increase (decrease) in payable to factor, net                               -    (1,286,237)   786,237
       Proceeds from sale of common stock                                    2,500,000        -          -
       Proceeds from bridge financing                                              -       120,000    300,000
       Repayment of bridge financing                                               -          -      (300,000)
       Reduction in other liability                                                -       150,000       -
       Repayment of notes payable to stockholder                                   -          -      (125,000)
       Repayments of capital lease obligations                                     -          -       (17,878)
       Proceeds from exercise of stock options and
               warrants                                                            -       290,248     60,753
       Proceeds from issuance of common stock, net of
               issuance costs                                                      -       612,353  1,174,537
       Proceeds from subordinated note payable, affiliate                          -       851,440       -
                                                                           ------------------------------------
                       Net cash provided by (used for) financing
                         activities                                          4,092,453  (1,340,926) 2,034,620
                                                                           ------------------------------------
Net increase (decrease) in cash and cash
       equivalents                                                             (40,040)   (218,717)   212,473

Cash and cash equivalents, beginning of year                                    77,509     296,226     83,753
                                                                           ------------------------------------

Cash and cash equivalents, end of year                                         $37,469     $77,509   $296,226
                                                                           ====================================
Supplemental disclosure of cash flow information:
       Cash paid during the year for interest                                 $221,173    $340,715   $303,092
                                                                           ====================================
Supplemental disclosure of noncash investing and
       financing activities:

               Issuance of common stock and warrants in partial
                  settlement of amounts due creditors                              -      $130,319      -
                                                                           ====================================
               Conversion of other liability into contributed capital          $70,000        -         -
                                                                           ====================================
               Issuance of common stock and warrants for
                  services, failure to register 1995 Private                   $594,000    $145,000     -
                  Placement shares and license agreement
                                                                           ====================================
               Licensing agreement obtained under financing                    $70,000        -         -
                                                                           ====================================

 The accompanying notes are an integral part of these consolidated financial statements.

                           RYKA INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

RYKA Inc. ("RYKA" (R) or the "Company"), a Delaware corporation, designs, develops and markets high-performance athletic footwear specifically for women to retail outlets primarily located in North America and Europe. Operations commenced in February, 1987.

The Company's financial statements for the year ended December 31, 1996 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant recurring losses since its inception and had an accumulated deficit at December 31, 1996 of $19,728,000.

The Company was involved in several significant transactions during 1995 which included the sale of securities, a change in key management, the establishment of a new loan and security agreement with a bank, the settlement of debts with secured and unsecured creditors and moving the Company's principal offices. During 1996 the Company incurred substantial expenditures in order to meet ongoing needs and fund its operating plans, which included the development and marketing of new products. The Company negotiated a credit facility with a new lender which became effective August 15, 1996. As a prerequisite to closing the new credit facility, the Company was required to raise $2,000,000 in equity. This requirement was satisfied with the sale of $2,500,000 of equity securities through a Private Placement which commenced in May 1996 and was completed in August 1996 (The "1996 Private Placement"). Subsequently, the Company was informed by the new lender that the new credit facility was to be terminated on March 31, 1997. As of June 4, 1997, the lender agreed to extend RYKA's credit facility, as modified (see Note E) to November 30, 1997. If the Company is unable to obtain alternative financing, there is no assurance that the Company will be able to continue operations. Further, there is no assurance that the Company will be able to obtain alternative financing, or, if obtained, such financing will be on terms satisfactory for the Company.

On September 26, 1996 the Company entered into an Agreement and Plan of Reorganization, as amended and restated (the "Reorganization Agreement") with KPR Sports International, Inc. ("KPR") and certain affiliated companies (collectively the "KPR Companies") and Michael G. Rubin, Chairman and Chief Executive Officer of RYKA and the sole stockholder of the KPR Companies, pursuant to which, subject to the approval by the Stockholders of RYKA and the Company's lender, RYKA would become a holding company by transferring all of its assets and liabilities to a wholly owned subsidiary and would acquire the KPR Companies in exchange for 163,250,000 shares of RYKA. The Company believes that the proposed transaction will be completed by the end of 1997.

There is no assurance that the reorganization will be consummated or the replacement financing obtained. In the event that the reorganization is not consummated, or further delayed, the Company may sell additional equity securities in order to generate sufficient capital resources to assure continuation of the operations of the Company. Further, upon completion of the reorganization, the Company may sell additional equity securities in order to further support future operations.

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

                           RYKA INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the
---------------------------
accounts of RYKA Inc. and its wholly owned subsidiary, RYKA GmbH, a German corporation. During 1994 RYKA GmbH was involuntarily dissolved by the Munich Trade Register. RYKA GmbH's sole business activity consisted of holding title to the stylized RYKA and dual parallelogram trademarks, which are both key trademarks of the Company, and licensing them back to the Company. During 1995, the Company had legal proceedings in Germany and caused full ownership of such trademarks to be transferred to the Company from RYKA GmbH. All intercompany accounts and transactions have been eliminated in consolidation. The Company currently operates without subsidiary.

Cash Equivalents: The Company considers highly liquid investments with
----------------
maturities at date of purchase of less than three months to be cash equivalents.

Inventory: Inventory, primarily consisting of women's high-performance athletic
---------
footwear, is valued at the lower of cost (determined by the first-in, first-out method) or market.

Equipment: Equipment is stated at cost.  Depreciation is provided over the
---------
estimated useful lives of the assets, generally five to seven years, using the straight-line method. Included in these assets are leasehold improvements which are amortized over the shorter of the useful life of the improvement or the remaining term of the lease. Expenditures for maintenance and repairs are expensed as incurred. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in results of operations.

Income Taxes: The Company follows the provisions of Statement of Financial
------------
Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires recognition of deferred income taxes for all temporary differences between the tax and financial reporting basis of the Company's assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. SFAS 109 also requires a valuation allowance against net deferred assets if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Revenue Recognition: Sales, net of discounts, are recognized upon the shipment
-------------------
of footwear.

Other Revenues: Prior to July 1995, RYKA's independent foreign distributors
--------------
primarily purchased footwear directly from the Company's overseas manufacturers, and the Company received royalty on those purchases. Income from direct purchases by foreign distributors is included in Other Revenues.

Advertising Expense: The Company expenses the cost of advertising the first time
-------------------
the advertising takes place. Advertising expense was $229,919 and $212,307 for 1996 and 1995, respectively.

Loss Per Share: Loss per share is based on the weighted average number of shares
--------------
of common stock and dilutive common stock equivalent shares outstanding during each year. Stock options and warrants are included as common stock equivalents, using the treasury stock method, in the computation of weighted average shares outstanding when dilutive.

Reclassifications: Certain 1994 and 1995 balances have been reclassified to
-----------------
conform with the 1996 financial statement presentation.

Use of Estimates: The presentation of financial statements in conformity with
----------------
generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                           RYKA INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE B - SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Fair Value of Financial Instruments: The carrying amounts of cash and cash
-----------------------------------
equivalents, accounts receivable, accounts payable, note payable bank, due to affiliate and subordinated note payable, affiliate are a reasonable estimate of their fair values at December 31, 1996 and 1995.

Stock Option Plans: The Company accounts for employee stock compensation plans
------------------
using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees" (APB
25). Under such method, compensation is measured by the quoted market price of the stock at the measurement date less the amount, if any, that the employee is required to pay. The measurement date is the first date on which the number of shares that any individual employee is entitled to receive and the option or purchase price, if any, are known.

In October 1995, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 permits companies to choose between a "fair value based method of accounting" for employee stock options or to continue to measure compensation cost for employee stock compensation plans using the intrinsic value based method of accounting prescribed by APB 25. The Company intends to continue to use the APB 25 method. Entities electing to remain with this method must make pro-forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value based method of accounting defined in SFAS 123 had been applied to all awards granted in fiscal years beginning after December 15, 1994. The Company, as permitted under SFAS 123, has made such disclosures for 1995 awards in its 1996 annual financial statements.

Earnings Per Share: In February 1997, the Financial Accounting Standards Board
-------------------
issued SFAS No. 128, "Earnings per Share." This new standard requires dual presentation of basic and diluted earnings per share (EPS) on the face of the statement of earnings and requires reconciliation of the numerators and denominators of the basic and diluted EPS calculations. This statement will be effective for both interim and annual periods ending after December 15, 1997. The Company anticipates that this statement will not have a material impact on its financial statements.

NOTE C - SECURITIES PURCHASE AGREEMENT WITH MR ACQUISITIONS, L.L.C.

On July 31, 1995, MR Acquisitions LLC ("MR") entered into a Securities Purchase Agreement (the "Agreement) with the Company. The significant provisions of the Agreement and related settlement of obligations due to various creditors are as follows:

 .    MR purchased for consideration of $148,560 a total of 14,800,000 shares of
     Common Stock of the Company and a seven year warrant to purchase an additional 5,100,000 shares of Common Stock for $.01 per share. Further, KPR Sports International, Inc. ("KPR"), an affiliate of MR loaned $851,440 to the Company in the form of a secured subordinated loan with interest at prime plus one percent and with repayment terms coincident with the revolving credit facility with the principal lender (see note E).

     In connection with the bank loan obtained in 1995 (see note E) which has been terminated in 1996, MR was responsible for making future subordinated loans or capital infusions, or causing the same to occur, in amounts substantially equal to any losses incurred by the Company subsequent to the date of the Transaction such that by August 30, 1995 capital funds are maintained at a minimum of $2,000,000 as defined.

     In addition, the Company issued a seven year contingent stock purchase warrant (the "Contingent Warrant"), to MR to purchase up to an additional 4,000,000 shares of Common Stock for an exercise price of $.01 per share. Pursuant to the warrant terms, if at any time within one year from the date of issuance for the Contingent Warrant the Company issues a number of shares of Common Stock which results in the Company having in excess of 50,000,000 shares of Common Stock issued and outstanding, provided, that any such shares above such 50,000,000 were issued solely for the purpose of
     a) inducing a lender to make a loan or loans to the Company, or b) in connection with an infusion of capital to the Company, or c) a settlement of debts with the Company's creditors, or d) a combination thereof, then upon the occurrence of such stock issuance, for every ten (10) additional shares of Common Stock which are issued, four (4) of such shares shall vest under the Contingent Warrant to MR, who upon exercise shall pay an additional one cent ($.01) per share for the issuance of such additional shares. At December 31, 1996 2,131,730 shares related to this warrant are vested. In

                           RYKA INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE C - SECURITIES PURCHASE AGREEMENT WITH MR ACQUISITIONS, L.L.C. - CONTINUED

     connection with the vesting of these warrants in 1996, the Company recognized a charge to earnings of $511,614 for the difference between the market value and the exercise price of the warrants.

     The Company reimbursed MR approximately $125,000 for its costs in connection with the Agreement.

 .    As required by the Agreement, the Company negotiated the following settlement arrangements with secured and unsecured creditors:

     Secured Creditor:

     The Company entered into a Settlement Agreement with a secured creditor, under which $1,804,734 of secured indebtedness was settled by payment of $1,100,000 in cash and the issuance of 500,000 shares of Common Stock. These shares have been valued at $.25 each or $125,000 in the aggregate. This creditor was also obligated to certain vendors pursuant to letters of credit opened on behalf of the Company for the purchase of approximately $1,000,000 in merchandise to be received in the future. In connection with the settlement, as a result of separate negotiations with such vendors, this creditor was released from any obligations in connection with such letters of credit.

     Unsecured Creditors:

     Unsecured creditors who were owed approximately $839,000 elected to receive payment in cash of $.08 for each dollar they were owed during July 1995, or in certain cases at a later date, in full and complete elected settlement of each dollar owed to the creditor. The Company made payments to these creditors totaling approximately $68,000.

     Unsecured creditors who were owed approximately $98,000 elected to receive payment in cash of $.03 for each dollar they were owed during July 1995, or in certain cases at a later date, and the issuance of one warrant for the purchase of a share of Common Stock of the Company for each $2 due such creditor. The warrants are exercisable over a 5 year period at an exercise price of $1.50 per share. The value of each warrant was $.10. The Company made payments to these creditors totaling approximately $3,000 and issued 53,192 warrants.

     In addition, approximately $315,000 of claims were settled under other negotiated arrangements requiring the payment of approximately $107,000 in the aggregate.

     The total 1995 settlements with secured and unsecured creditors who were owed approximately $3,050,000 resulted in a gain of approximately $1,650,000.

 .    Other matters:

     In connection with the Agreement, various other arrangements were made including the following:

     . The lease for the Company's principal operating facility was terminated early with the payment of rent through August 15, 1995.

     . Certain employment arrangements have been modified or new arrangements have been entered into involving, among other things, the granting of approximately 700,000 new options for the purchase of the Company's Common Stock at a price equal to the fair market value at the date of issuance.

     . The Company incurred approximately $225,000 of professional fees and other costs in connection with this Agreement. The amount was paid in cash and by the issuance of 100,000

                           RYKA INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE C - SECURITIES PURCHASE AGREEMENT WITH MR ACQUISITIONS, L.L.C. - CONTINUED

     warrants valued at $20,000. The warrants are exercisable over 5 years at a price of $.42 per share.

 .    A key employment agreement was terminated involving issuance of 60,000 shares of Common Stock, valued at $.25 per share.

 .    At the closing of the Agreement ("Closing"), the Company had 45,000,000
     shares of common stock authorized for issuance. Prior to the Closing, approximately 26,500,000 shares of common stock were issued and outstanding and approximately 3,600,000 additional shares of common stock were reserved for issuance of stock options and warrants unrelated to this Agreement. The stockholders of the Company were requested to approve and approved an increase in the number of authorized shares of Common Stock to 70,000,000 at a special meeting on November 15, 1995, and subsequently to 90,000,000 shares at its annual shareholders' meeting in order to enable the Company to issue shares, options and warrants as a result of the Agreement and to shares available for future financing and stock options.

NOTE D - RELATED PARTY TRANSACTIONS

1.   Affiliates of MR Acquisitions, L.L.C. (MR):

     The Company relocated to King of Prussia, Pennsylvania in August 1995 where it conducts its operations and warehouses inventory in a facility subleased from an affiliate of MR. Terms of the sublease were negotiated on an arms length basis and require rental payments of approximately $4,000 per month for use of these facilities and warehousing services commencing August 1, 1995 through July 31, 1997. Rent expense related to this lease totaled $47,500 and $19,792 for the years ended 1996 and 1995, respectively. Any other cost related to the use of the joint facility or for other services provided by MR or its affiliates will be charged to the Company on an arms length basis and will be subject to approval by a special disinterested committee of the Board of Directors. Rent expense charged to operations in connection with this lease, as well as other leases, was $47,500, $58,792, and $117,250 in the years ended December 31, 1996, 1995 and 1994, respectively.

     KPR Sports International, Inc., an affiliate of MR and an entity owned by the Chairman and Chief Executive Officer of the Company, has advanced certain funds to the Company on a temporary basis. Such amounts remaining outstanding at December 31, 1996 and 1995 are included in the balance sheet under current liabilities as due to affiliate.

     MR through its affiliate, KPR, made available to the Company, a letter of credit facility in the amount of $2,000,000. The facility is used by the Company to finance the purchase of manufactured inventory with overseas vendors. At December 31, 1995, letters of credit in the amount of $168,652 were issued by KPR on behalf of the Company. This arrangement was replaced by a bank letter of credit facility in 1996 Merchandise inventory received under the terms of the facility is recorded in the financial statements upon transfer of title to the Company which, generally, occurs upon payment to KPR.

     In connection with the Agreement described in Note C, KPR loaned the Company $851,440 in the form of subordinated debt.

     Included in the statement of operations for 1996 and 1995 are sales of $151,985 and $85,254, respectively, relating to footwear sold to KPR. These goods were prior season's merchandise which was sold at negotiated terms on an arms-length basis.

     The Chairman and Chief Executive Officer of the Company devotes a portion of his time to the Company's operations and marketing and sales-related activities for which he does not receive any compensation. The value of these services for the year ended December 31, 1996 and the five months ended December 31, 1995, estimated at $100,000 and $41,666, respectively was recorded

                           RYKA INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE D - RELATED PARTY TRANSACTIONS - CONTINUED

     as compensation expense and included as part of general and administrative expenses in the statement of operations and as a contribution to capital and included as additional paid-in capital in the balance sheet. Additionally, as described in Note C, the Company recorded a charge in 1996 of $511,614 relating to Contingent Warrants owned by MR.

1.   Affiliates of MR Acquisitions, L.L.C. (MR) - continued:

     A summary of all related party transactions with MR or its affiliate for the years ended December 31, 1996 and 1995 are as follows:


     --------------------------------- 1996 -------------------------------


                                                                                              Amount Included in
                                                                          Amount Included     Subordinated Note     Amount Included
                             Financial Statement                          In Due To           Payable               In Additional
Nature Of Transactions       Classification          Transaction Amount   Affiliate           Affiliate             Paid-In Capital
----------------------       ---------------         ------------------   -------------       ------------          ---------------
Purchase Of
Inventory                    Inventory               2,236,758

Subordinated                 Subordinated Note
Debt                         Payable                   851,440                                  $851,440

Sale Of
Merchandise                  Net Sales                 151,985              (685)

                             General and
                             Administrative
Rent                         Expense                    47,500

Interest On Subordinated
Debt                         Interest Expense           78,944             13,162

Interest On Letters Of
 Credit Advances             Interest Expense            1,779

Temporary Advances                                   1,148,366              6,431

Resolution of Contingent     Contingent Warrant
 Warrant                     Expense                   511,614                                                     $511,614

                             General and
                             Administrative
Services to Capital          Expense and
 Contributed                 Additional Paid-In
                             Capital                   100,000                                                      100,000
                                                                       ----------               --------           --------
                                                                           18,908               $851,440            611,614
                                                                       ==========               ========           ========

                           RYKA INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE D - RELATED PARTY TRANSACTIONS - CONTINUED

1.   Affiliates of MR Acquisitions, L.L.C. (MR) - continued:

     I--------------------------------- 1995 ----------------------------------I

                                                                   Amount
                                                      Amount       Included in      Amount
                     Financial                        Included     Subordinated     Included In
Nature Of            Statement         Transaction    In Due To    Note Payable     Additional
Transactions         Classification    Amount         Affiliate    Affiliate        Paid-In Capital
------------         ---------------   -----------    ----------   ------------     ---------------
Purchase Of
Inventory            Inventory            $256,892

Sale Of Property     Property               15,000

Proceeds From        Subordinated
Subordinated         Note Payable
Debt                                       851,440                     $851,440


Sale Of
Merchandise          Net Sales              85,254

                     General and
                     Administrative
Rent                 Expense                19,792


Interest On
Subordinated         Interest
Debt                 Expense                34,555

Temporary
Advances                                   172,591        $2,043

                     General and
                     Administrative
Services             Expense and
Contributed to       Additional Paid-
Capital              In Capital             41,666                                          $41,666
                                                      ----------   ------------     ---------------
                                                          $2,043       $851,440             $41,666
                                                      ==========   ============     ===============

NOTE E - NOTE PAYABLE BANK


In connection with the Agreement, the Company entered into a Loan and Security Agreement with its principal lender to establish a $4,000,000 revolving credit facility secured by all assets of the Company. The facility made funds available to the Company based on a percentage of inventory and accounts receivable, as defined. Interest on the amounts outstanding were paid monthly at the rate of prime plus one percent and the facility was due on demand. This facility was repaid in 1996. As of December 31, 1996 and 1995, the Company owed $ -0- under the facility. Interest expense incurred in connection with this facility was $48,141 and $6,907 for the years ended December 31, 1996 and 1995, respectively.

At December 31, 1995 and through August 15, 1996, the Company was in default of certain provisions of the Loan and Security Agreement requiring certain credit and life insurance to be obtained within prescribed time frames, losses incurred by the Company subsequent to the Agreement date to be funded by MR making subordinated loans or capital infusions, or causing the same to occur (the "Funding Requirement"), and the covenant requiring establishment and maintenance of certain minimum tangible net worth. The principal lender waived the defaults, extended the time for the credit insurance to be obtained, and postponed the Funding Requirement and minimum tangible net worth requirements, through August 15, 1996.

                           RYKA INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE E - NOTE PAYABLE BANK-CONTINUED

In order to meet ongoing needs and fund its operating plans, the Company negotiated a credit facility "Replacement Loan" with a new lender which became effective August 15, 1996. As a prerequisite to closing this facility, the Company was required to raise $2,000,000 in equity. This requirement was satisfied with the sale of $2,500,000 of equity securities, (during the 1996 Private Placement). Maximum borrowings available under this Replacement Loan, subject to borrowing base restrictions, are $4,500,000. As of December 31, 1996 the Company owed $1,592,453 under this facility. Interest is accrued at a rate of prime plus one percent on this lending agreement. The Interest rate in effect at December 31, 1996 was 8.5%. Interest expenses incurred in connection with the Replacement Loan was $86,660.

The Replacement Loan Agreement granted the bank a security interest in the Company's accounts receivable and inventory. In addition, under this agreement the Company is restricted from paying any dividends to its shareholders.

Concurrently with RYKA, KPR closed a Replacement Loan with the same lender. On November 8, 1996 the bank notified KPR that it was in default of certain financial covenants, specifically the debt to net worth ratio and required tangible net worth, and certain provisions relating to financial information. RYKA satisfied its financial covenants and is not in default of its loan with the Replacement Lender.

On February 7, 1997 the Company entered into an agreement to modify the Replacement Loan dated August 15, 1996 in anticipation of a complete refinancing of the Company's obligation which was required to occur by March 31, 1997. The terms of the modification called for an acceleration of the termination date to March 31, 1997. Coincident with the signing of this agreement, KPR entered into a Forbearance and Amendment Agreement with its lender. The terms of this modification place certain additional financial covenants on KPR, and accelerated the termination of KPR's Facility to March 31, 1997. The complete refinancing of the Company's obligation was not successfully completed by March 31, 1997. On June 4, 1997, the Company and KPR obtained an extension of their credit facilities to November 30, 1997 to allow the Company and KPR to continue to attempt to obtain new financing. The terms of the extension modified the original replacement loan agreement by increasing the interest rate to prime plus 3 1/2%. Given the dependance of RYKA on certain support provided by KPR, KPR's inability to obtain continued funding or additional funding for its operations could adversely impact the ability of RYKA to continue in business independent of KPR.

                           RYKA INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________


NOTE F - INCOME TAXES

For the years ended December 31, 1996, 1995 and 1994 the Company had no provision for income taxes. The components of the net deferred tax assets at December 31, 1996 and 1995, respectively, are as follows:

                                               December  31,
                                             1996          1995
                                         ------------  ------------
 Deferred Assets                         $    63,050   $    39,088

 Inventory                                    28,355        23,029
     Provision for doubtful accounts       7,261,457     7,042,668
     Net operating loss carryforwards       (125,985)       39,776
                                         -----------   -----------
Gross deferred tax asset                   7,226,877     7,144,561
     Valuation allowance                  (7,226,877)   (7,144,561)
                                       ---------------------------
Net deferred tax asset                   $        -      $      -
                                       =============   ===========

Due to the uncertainty surrounding the realization of these favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets. As of December 31, 1996 the Company had available net operating loss carryforwards of approximately $ 19,235,000 which expire in the years beginning 2002 through 2011. The use of net operating loss carryforwards may be subject to annual limitations based on ownership changes of the Company's stock, as defined by
Section 382 of the Internal Revenue Code of 1986.


NOTE G - PROPERTY

Major classes of property, at cost, are as follows:

                                                      December  31,
                                                     1996        1995
                                                  ----------  ----------
Equipment                                         $ 423,171   $ 364,969
Leasehold Improvements                            $   7,957   $   7,407
                                                  ---------   ---------
                                                  $ 431,128   $ 372,376
Less accumulated depreciation and amortization     (236,313)   (177,293)
                                                  ---------   ---------
                                                  $ 194,815   $ 195,083
                                                  =========   =========


The Company relocated in August, 1995. As a result of the relocation the Company abandoned leasehold improvements which had an original cost of $25,066 and a net book value of $1,966, and terminated leases for equipment under capital leases which had an original cost of $85,852 and a net book value of $1,683.

                           RYKA INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE H - COMMITMENTS AND CONTINGENCIES

 .    LEGAL PROCEEDINGS

The Company is involved in various routine litigation, including litigation in which the Company is a plaintiff, incident to its business. The Company believes that the disposition of the routine litigation will not have a material adverse effect on the financial position or results of operations of the Company.



NOTE H - COMMITMENTS AND CONTINGENCIES - CONTINUED

 .    LETTERS OF CREDIT

As of December 31, 1996 the Company had $ 157,804, of outstanding letters of credit.

NOTE I - EQUITY

The Company is authorized to issue up to 1,000,000 shares of preferred Stock, $.01 par value. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights. No preferred stock has been issued as of December 31, 1996.

During September through November 1994, the Company raised a total of $1,174,537, net of offering costs of $218,896, through the sale of 2,555,795 shares of Common Stock in an unregistered offering to overseas investors.

During 1995 and 1996, the Company was party to several equity transactions as more fully described in Note C.

In connection with the Agreement, as described in Note C, the Company offered for sale, through a private placement, (the 1995 Private Placement), 4,000,000 shares of Common Stock The results of the 1995 private placement were as follows:

                         Cumulative         Cumulative
                        Shares Placed    Proceeds Received
                        -------------    -----------------
At closing                  3,020,000           $  255,000
                            =========           ==========
At December 31, 1995        3,520,000           $  880,000
                            =========           ==========
At December 31, 1996        4,000,000           $1,000,000
                            =========           ==========


As a condition of the 1995 Private Placement, in the event the Company is unable to register such securities with the Securities and Exchange Commission in a filing which is effective within 120 days of the Agreement, the Company will be required to remit to the investors $5,000 and warrants to purchase 40,000 shares for each month such registration statement does not become effective, up to a maximum reduction in stock proceeds of $100,000 and additional issuance of 800,000 shares of Common Stock. The registration was not accomplished within the 120 day period, however, at December 31, 1996 and 1995 waivers were received from some of the participants in the private placement related to the provisions requiring a $5,000 per month remittance. The remaining participants were issued warrants. (Refer to Note K for details). Accordingly, at December 31, 1996 and 1995, $35,000 and $150,000, respectively, of the proceeds have been classified as other liabilities.

From the date of the Agreement until completion of the private placement, the Company's Chairman and Chief Executive Officer provided a subordinated bridge loan to the Company.

                           RYKA INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________


NOTE I - EQUITY - CONTINUED

This loan is evidenced by a promissory note bearing no interest and is due upon receipt by the Company of the proceeds of the 1995 Private Placement. At December 31, 1995, a total of $120,000 remained outstanding on such loan. This amount has been recorded as Bridge Loan Payable on the Balance Sheet at December 31, 1995. As of December 31, 1995, a total of 480,000 shares were not yet sold to investors. At March 31, 1996 the remaining 480,000 shares were sold and the bridge loan repaid with the proceeds. Originally, in the event the 1995 Private Placement was not completed by August 26, 1995, such bridge loan was to be converted to equity based on the same terms as the private placement, with the exception of the provisions causing a contingent reduction in stock proceeds, as described above. The conversion date was subsequently extended until March 31, 1996.

In May, 1996, the Company's Board of Directors, through the 1996 Private Placement, authorized the sale of 10,000,000 shares of the Company's Common Stock which were placed during the second and third quarters of 1996.

On April 21, 1997 the Company sold 2,500,000 shares of the Company's Common Stock for $750,000 to certain investors. The Proceeds from this sale were used to repay $385,000 of the Subordinated Note Payable and to enable the Company to open $810,000 in Letter of Credit agreements for the benefit of KPR.

In October, 1996, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to register the shares placed in the 1995 Private Placement, 1996 Private Placement as well as the securities held by others who were granted piggy-back registration rights. Management believes that such Registration Statement is expected to become effective in the end of 1997 after the Reorganization Agreement is declared effective.

NOTE J-STOCK OPTIONS

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

The Company also has eight separate stock option plans (the "Plans"). Under the terms of the 1987 Stock Option Plan, 1988 Stock Option Plan, 1990 Stock Option Plan, 1992 Stock Option Plan, 1993 Stock Option Plan, 1995 Stock Option Plan, 1996 Stock Option Plan and 1995 Non-employee Directors Plan, the Company may grant qualified and nonqualified options to purchase up to 626,421, 350,000, 750,000, 875,000, 900,000, 1,500,000, 2,000,000 and 250,000 shares of Common
Stock, respectively, to employees, Directors and consultants of the Company. The options vest at various times over periods ranging up to five years. All options have been granted at not less than fair market value of the Common Stock as of the date of grant. The options, if not exercised, expire up to 10 years after the date of grant.

                           RYKA INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE J- STOCK OPTIONS-CONTINUED

                                                                   Number of Shares
                    ------------------------------------------------------------------------------------------------------------
                                                                                                                        Weighted
                                                                                                Non-                    Average
                     Non-Plan  1987     1988     1990     1992     1993     1995       1996     employee   Price of     Exercise
                     Grants    Plan     Plan     Plan     Plan     Plan     Plan       Plan     Directors  Shares       Price
                     --------  -------  -------  -------  -------  -------  ---------  -------  ---------  --------     --------
Outstanding at
 December 31, 1993     93,321  265,746  142,986  338,500  706,567  532,000                                 $0.25-$1.31  $0.80

 Granted              250,000   67,000           120,000  675,000  350,000                                 $0.55-$1.06  $0.65

 Exercised                                7,335  163,000   25,840    1,000                                 $0.25-$0.65  $0.31

 Cancelled             25,000   50,000    3,300  120,000  508,000    7,500                                 $0.56-$1.25  $1.16
-------------------------------------------------------------------------------------------------------------------------------
Outstanding at
December 31, 1994     318,321  282,746  132,351  175,500  847,727  873,500                                 $0.25-$1.31  $0.66

Granted               100,000                                       10,000  1,200,000                      $0.25-$0.47  $0.45

Exercised                       20,000    2,500   18,500                                                   $      0.25  $0.25

Canceled                2,000   11,000                      9,167   22,000                                 $0.25-$0.84  $0.64
-------------------------------------------------------------------------------------------------------------------------------
Outstanding at
 December 31, 1995    416,321  251,746  129,851  157,000  838,560  861,500  1,200,000                      $0.25-$1.31  $0.60

Granted                         13,000   10,500    3,500   10,500   37,500    300,000  670,000   25,000    $0.20-$0.47  $0.36

Exercised

Canceled                                                                      100,000                      $0.25-$0.84  $0.34
-------------------------------------------------------------------------------------------------------------------------------
Outstanding at
 December 31, 1996    416,321  264,746  140,351  160,500  849,060  899,000  1,400,000  670,000     25,000  $0.20-$1.31  $0.55
                      =======  =======  =======  =======  =======  =======  =========  =======  =========  ===========  =======


During August 1996, in connection with a termination of employment of an officer of the company, the Company elected to accelerate the vesting of certain employee stock options amounting to 625,000 shares, so that these shares became fully vested at the time of termination. Further in connection with this termination, the Company granted the former officer stock options vesting immediately to purchase an additional 500,000 shares of stock at $.47 per share. As part of the terms of the agreement the former officer was engaged to act as a consultant for a term of three years. The expense associated with those warrants was recorded in 1996, and is included in general and Administrative expenses.

The Company accounts for the Plans in accordance with Accounting Principles Board Opinion No.25, under which no compensation cost has been recognized for stock option awards. Had compensation cost for the Plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock - Based Compensation" (SFAS123), the Company's pro forma net loss and loss per share for 1995 and 1996 would have been as follows:

                                                                 Pro
                                      Reported                 Forma
                                   -------------             ----------
1996 Net Loss                     $  1,879,757             $  1,929,257
1996 Net Loss per share                   $.04                     $.04
1995 Net Loss                     $  3,629,477             $  3,645,577
1995 Net Loss per share                   $.10                     $.10

The weighted average fair value of the stock options during 1996 and 1995 were $.09 and $.02 respectively.

The fair value of options granted under the Plans during 1995 and 1996 was estimated on the date of grant using the Black - Scholes option pricing model with the following weighted average assumptions used:

  .  no dividend yield

  .  expected volatility of 35%
  .  risk free interest rate of between 5.64% and 7.84%
  .  expected lives of 7 years

                           RYKA INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE K - COMMON STOCK PURCHASE WARRANTS

In addition to the Common Stock Purchase Warrants mentioned in Notes C and J, the following warrants were outstanding at December 31, 1996.

In connection with the provisions of an investment banking agreement in 1994, the Company issued warrants that entitle the investment banking firm to purchase 50,000 shares of Common Stock at a price of $.60 per share. These warrants will expire on January 3, 2004.

In connection with an unregistered overseas offering of the Company's Common Stock during 1994, the Company issued warrants to a placement agent to purchase a total of 150,000 shares of Common Stock at an exercise price of $1.00 per share. These warrants will expire on September 13, 1997.

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

During 1995, the principal lender received warrants to purchase up to 500,000 shares of the Company's common stock for an exercise price of $.57 per share. The price was based upon the average trading price of the stock for the five days before and after Closing. The warrant may be exercised for a period of up to five years after the Transaction date but may not be exercised during the first twelve months. The value of the warrants was $100,000.

On April 30, 1996 and May 15, 1996 in connection with the requirement, and subsequent failure to register a total of 2,000,000 shares issued in connection with the 1995 Private Placement, the Company committed to issue to two investors warrants to purchase 20,000 shares each of RYKA common stock for each month that the registration of the shares is not accomplished beyond the required 120 day period. The warrants have an exercise price of $.25 and expire in ten years from issuance. At December 31, 1996, 520,000 of such warrants had been awarded. The value of these warrants, which were issued in return for forgiveness of other liabilities due as a result of the failure to register the shares, has been recorded as an equity transaction.

On May 22, 1996 RYKA settled a patent infringement with a patent holder in exchange for warrants to purchase 250,000 shares of Common Stock at $.265 a share, and $75,000 payable over a three year period. This settlement granted RYKA and affiliated companies a license to manufacture shoes using the patented technology. The license agreement releases RYKA and affiliated companies (owned 100% by MR under the YUKON and APEX brands) a release from all past, existing and future claims. The cost of the license included the value assigned to the warrants issued to the patent holder.


NOTE L - SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

The Company's sales and accounts receivable are primarily with national chain stores. Sales to key customers each amounting to in excess of 10% are as follows:

                             1996       1995       1994
                            -----      -----      -----
Customer 1                   15%       *           16%

Customer 2                   12%       *           *

Customer 3                   *         20%

Customer 4                   *         10%

Customer 5                   *         10%

Customer 6                   *         *           25%

* Accounted for less than 10% of total revenues in a given year.


At December 31, 1996 accounts receivable for a significant customer amounted to approximately $725,000 with the top three customers accounting for $1,039,476.

                           RYKA INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE L - SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK-CONTINUED

Accounts receivable for three significant customers at December 31, 1995 amounted to $323,000. Accounts receivable for three significant customers at December 31, 1994 was $1,600,000 of which $676,000 was secured by letter of credit and the remaining $924,000 purchased by a Factor without recourse.


NOTE M - ECONOMIC DEPENDENCY - MAJOR SUPPLIER

During 1996 the Company purchased substantially all its finished goods inventory from one supplier. At December 31, 1996 the amount due to that supplier included in accounts payable was approximately $407,000.


NOTE N - SPECIAL CHARGES

 .  EQUITY INCENTIVE PLAN

Included in special charges in 1996 is $152,715 of costs related to a "Partners Share Success" Equity Incentive Plan implementation. This plan was canceled.

 .  REORGANIZATION

In connection with the Transaction described in Note C, the related closing of the Massachusetts facility, and relocation of operations to Pennsylvania, the Company incurred the following special charges in the year ended December 31, 1995.

Professional fees and bank fees related to new credit facility,
including value of warrant to bank                                    $233,231

Temporary housing costs for relocated personnel                         21,851

Recruitment and relocation costs related to new management and          76,318
 personnel

Start-up and moving costs related to King of Prussia, PA warehouse      48,034
and office                                                            --------

                                                                      $379,434
                                                                      ========

NOTE O - CONTINGENT STOCK OPTIONS AND WARRANTS

The Board of Directors of RYKA on March 9, 1997 authorized the issuance of options to certain employees of KPR and RYKA and certain warrants to athletes sponsoring or endorsing the Apex brand for KPR, to purchase shares of the Company's Common Stock. The issuance of these options is contingent upon the consummation of the Merger between Ryka and KPR . The exercise price for these options will be the fair market value of the stock at the time of the Merger. A summary of such contingent options is as follows:

                                       Options       Warrants
                                      ---------      ---------
    KPR Employees                       530,000         -

    RYKA Employees                      930,000         -

    KPR Athletes                          N/A        3,200,000
                                      ---------      ---------
                                      1,460,000      3,200,000
                                      =========      =========

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf on June 30, 1997 by the undersigned thereunto duly authorized.


                              RYKA INC.


                              By: /s/ Michael G. Rubin
                                  --------------------
                                  Michael G. Rubin,
                                  Chairman and Chief Executive Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 30, 1997.

        SIGNATURE                        CAPACITY                     DATE
-------------------------  ------------------------------------  ---------------
/s/ Michael G. Rubin       Chairman and Chief Executive Officer   June 30, 1997
-------------------------
Michael G. Rubin

/s/ Steven A. Wolf         Chief Financial Officer                June 30, 1997
-------------------------
Steven A. Wolf

/s/ Kenneth J. Adelberg    Director                               June 30, 1997
-------------------------
Kenneth J. Adelberg