Form 10-Q
period 1997-03-31
RYKA INC
filed 1997-07-17
CIK 828750

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

          For the period ended MARCH 31, 1997
                               --------------
                                         or
   [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934.

          For the transition period from ______________ to __________

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

                                Yes [ ] No [X]

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of July 17, 1997:

Common Stock $.01 par value                               59,135,326
---------------------------                          ------------------
  (Title of each class)                              (Number of Shares)

--------------------------------------------------------------------------------

                            RYKA Inc. and Subsidiary
            Form 10-Q for the Three-Month Period Ended March 31, 1997
                                Table of Contents
===============================================================================

                                                                                              Page
                                                                                              ----
PART I - FINANCIAL INFORMATION

    Item 1.       Financial Statements:
                  Condensed Consolidated Balance
                        Sheets as of March 31, 1997 and December 31, 1996                       3
                  Condensed Consolidated Statements of Operations for the
                        three-month periods ended March 31, 1997
                        and March 31, 1996                                                      4
                  Condensed Consolidated Statements of Cash Flows for the
                        three-month periods ended March 31, 1997 and March 31, 1996             5
                  Notes to Condensed Consolidated Financial Statements                       6 to 8

    Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                  9 to 12



PART II - OTHER INFORMATION

    Item 1.       Legal Proceedings                                                            13
    Item 2.       Changes in Securities                                                        13
    Item 3.       Defaults on Senior Securities                                                13
    Item 4.       Submission of Matters to a Vote of Security Holders                          13
    Item 5.       Other Information                                                            13
    Item 6.       Exhibits and Reports on Form 8-K                                             13
    Signatures                                                                                 14
    Exhibit Index and Exhibits                                                                 15

PART I -- FINANCIAL INFORMATION
ITEM 1 -- FINANCIAL STATEMENTS

                            RYKA Inc. and Subsidiary
                      Condensed Consolidated Balance Sheets
--------------------------------------------------------------------------------


                                                                             March 31,         December 31,
                                                                                1997               1996
                                                                           -------------       -------------
                                                                            (Unaudited)
                                     ASSETS
   Current assets:
       Cash                                                                       $3,117             $37,469
       Accounts receivable, net of allowance for doubtful
        accounts of  $125,887 in 1997 and $65,941  in 1996                     2,188,280           1,947,036
       Inventory                                                               2,822,989           2,644,017
       Prepaid expenses and other current assets                                 221,086             149,306
       Due from Affiliate                                                         14,132                 -
       Note receivable, officer                                                   20,000              20,000
                                                                           -------------       -------------

                      Total current assets                                     5,269,604           4,797,828

   Property and equipment, at cost, net of accumulated
       depreciation                                                              227,812             194,815

   Security deposits                                                              70,000              70,000
                                                                           -------------       -------------

                      Total assets                                            $5,567,416         $ 5,062,643
                                                                           =============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:
       Note payable, bank                                                    $ 1,753,456         $ 1,592,453
       Accounts payable and accrued expenses                                   1,582,707           1,001,577
       Due to customer                                                           413,290             413,290
       Due to affiliate                                                              -                18,928
       Subordinated note payable                                                 851,440             851,440
                                                                           -------------       -------------
                      Total current liabilities                                4,600,893           3,877,688

   Other liabilities                                                              35,000              35,000

   Commitments and contingencies

   Stockholders' equity:
       Preferred Stock, $0.01 par value, 1,000,000
         shares authorized; none issued or outstanding                                -                   -
       Common Stock; $0.01 par value, 90,000,000
         shares authorized; 56,635,326 shares
         issued and outstanding at March 31, 1997 and
         December 31, 1996                                                       566,353             566,353
       Additional paid-in capital                                             20,336,843          20,311,843
       Accumulated deficit                                                   (19,971,673)        (19,728,241)
                                                                           -------------       -------------

                      Total stockholders' equity                                 931,523           1,149,955

                      Total liabilities and stockholders' equity             $ 5,567,416         $ 5,062,643
                                                                           =============       =============

Please refer to the notes to condensed consolidated financial statements.

                            RYKA Inc. and Subsidiary
                 Condensed Consolidated Statements of Operations
--------------------------------------------------------------------------------


                                                                 Three Months Ended
                                                                      March 31,
                                                            1997                 1996
                                                        ----------------------------------
                                                                  (Unaudited)
Net sales                                                 $2,584,098           $ 1,736,354

Costs and expenses:
   Cost of goods sold                                      1,709,795             1,170,440
   General and administrative expenses                       375,180               132,579
   Sales and marketing expenses                              504,684               403,873
   Research and development expenses                         142,062               208,407
   Special charges                                               -                  22,772
                                                        ------------           -----------

                                                           2,731,721             1,938,071
                                                        ------------           -----------

Operating loss                                          (    147,623)         (    201,717)
                                                        ------------           -----------


Other (income) expense:
   Interest expense                                           53,732                28,754
   Interest income                                            (  468)               (  362)
   Merger related costs                                       42,545                   -
                                                        ------------           -----------

                                                              95,809                28,392
                                                        ------------           -----------

Net loss                                                  ($ 243,432)         ($   230,109)
                                                        ============           ===========

Net loss per share                                        ($     -  )         ($       .01)
                                                        ============           ===========

Weighted average common and common
   equivalent shares outstanding                          59,635,326           46,615,326
                                                        ============           ===========

Please refer to the notes to condensed consolidated financial statements.

                            RYKA Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------


                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                   1997                1996
                                                                           ------------------------------------
                                                                                         (Unaudited)
   Cash flows from operating activities:
       Net loss                                                             ($  243,432)       ($     230,109)
       Adjustments to reconcile net loss to cash
         (used in) operating activities:
           Depreciation and amortization                                         16,573                13,088
           Provision for losses on accounts receivable                           59,946                16,227
           Capital contributed as services                                       25,000                25,000
       Changes in operating assets and liabilities:
             Accounts receivable                                             (  301,190)       (      752,093)
             Inventory                                                       (  178,972)       (      392,635)
             Prepaid expenses and other current assets                       (   71,780)       (      107,792)
             Accounts payable and accrued expenses                              581,130        (       99,923)
             Due to/from affiliate                                           (   33,060)              257,479
                                                                         --------------        --------------

             Net cash (used in) operating activities                         (  145,785)       (    1,270,758)
                                                                         --------------        --------------

   Cash flows from investing activities:
       Acquisitions of equipment                                             (   49,570)       (        3,531)
       Security deposits                                                          -            (           35)
                                                                         --------------        --------------

             Net cash (used in) investing activities                         (   49,570)       (        3,566)
                                                                         --------------        --------------

   Cash flows from financing activities:
       Proceeds from note payable, bank                                         161,003             1,237,000
       Repayment of bridge loan                                                   -                   120,000
       Proceeds from issuance of common stock                                     -            (      120,000)
       Deferred registration costs                                                -            (       40,000)
                                                                         --------------        --------------


             Net cash provided by financing activities                          161,003             1,197,000
                                                                         --------------        --------------

   Net decrease in cash                                                    (     34,352)       (       77,324)

   Cash, beginning of period                                                     37,469                77,509
                                                                         --------------        --------------

   Cash, end of period                                                   $        3,117        $          185
                                                                         ==============        ==============

Please refer to the notes to condensed consolidated financial statements.

                            RYKA Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
-------------------------------------------------------------------------------


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

This quarterly report should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Audited Consolidated Financial Statements as of December 31, 1996 as presented in the Company's Annual Report on Form 10-K.

The Company's financial statements for the quarter ended March 31, 1997 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant recurring losses since its inception and had an accumulated deficit at March 31, 1997 of $19,971,673.

During 1996, the Company incurred substantial expenditures in order to meet ongoing needs and fund its operating plans, which included the development and marketing of new products. The Company negotiated a credit facility with a lender which became effective August 15, 1996 (the "Credit Facility"). As a prerequisite to closing the new credit facility, the Company was required to raise $2,000,000 in equity. This requirement was satisfied with the sale of $2,500,000 of equity securities through a Private Placement which commenced in May 1996 and was completed in August 1996 (The "1996 Private Placement"). Subsequently, the Company was informed by this new lender that the Credit Facility was to be terminated on March 31, 1997, which was later extended to April 18, 1997. As of June 4, 1997, the lender agreed to extend the Credit Facility, as modified (see Note B) to November 30, 1997. If the Company is unable to obtain alternative financing , there is no assurance that the Company will be able to continue operations. Further, there is no assurance that the Company will be able to obtain alternative financing, or, if obtained, such financing will be on terms satisfactory for the Company.

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

NOTE B - DEBT

Effective as of August 15, 1996, the Company's Credit Facility consisted of a $4,500,000 asset based revolving credit facility. The facility makes funds available to the Company based upon a percentage of inventory and accounts receivable, as defined in the agreement. Interest on the amounts outstanding was paid monthly at the rate of prime plus one percent and was due on demand. As of March 31, 1997, the Company owed $1,753,456 under this facility. Interest expense in connection with this facility was $33,037 for the three months ended March 31, 1997.

The Company's Credit Facility granted the bank a security interest in the Company's accounts receivable and inventory. In addition, under this agreement the Company is restricted from paying any dividends to its shareholders.

Concurrently with RYKA, KPR closed a credit facility with the same lender. On November 8, 1996 the bank notified KPR that it was in default of certain financial covenants, specifically the debt to net worth ratio and required tangible net worth, and certain provisions relating to financial information. RYKA was in compliance with its financial covenants and is not in default of its loan with the lender. Given the dependence of RYKA on certain support provided by KPR, KPR's inability to obtain continued funding or additional funding for its operations could adversely impact the ability of RYKA to continue in business independent of KPR.

On February 7, 1997, the Company entered into an agreement to modify the Credit Facility in anticipation of a complete refinancing of the Company's obligation. The terms of the modification called for an acceleration of the termination date to March 31, 1997, which was later extended to April 18, 1997. Coincident with the signing of this agreement, KPR entered into a Forbearance and Amendment Agreement (the "Forebearance Agreement") with the lender. The terms of this Forebearance Agreement place certain additional financial covenants on KPR, and accelerated the termination of KPR's Facility to March 31, 1997, which was later extended to April 18, 1997. The complete refinancing of the Company's obligation was not successfully completed by April 18, 1997. On June 4, 1997, the Company and KPR obtained an extension of their credit facilities to November 30, 1997 to allow the Company and KPR to continue to attempt to obtain new financing. The terms of the extension modified the Credit Facility by, among other things, increasing the interest rate to prime plus 3 1/2%.

On June 27, 1997, the Company received a preliminary term sheet from a prospective lender to replace its current facility. The terms of this new facility require the company to raise an additional $5 million in capital. There is no assurance that the company will meet this condition to close this new facility.

NOTE C - RELATED PARTY TRANSACTIONS

The Company conducts its operations and warehouses inventory in a facility subleased from KPR. Terms of the sublease require rental payments of approximately $4,000 per month for use of these facilities and the warehousing through July 31, 1997. Rental payments charged to operations pursuant to the above lease were $11,875 for the three months ended March 31, 1996 and 1997, respectively. Any other cost related to the use of the joint facility or for other services provided by KPR or its affiliates will be charged to the Company on an arms length basis and will be subject to approval by a special disinterested committee of the Board of Directors.

The Chairman and Chief Executive Officer of the Company devotes a portion of his time to the Company's operations and marketing and sales related activities for which he does not receive any compensation. The value of these services for the three months ended March 31, 1997, estimated at $25,000, was recorded as compensation expense and included as part of general and administrative expenses in the statement of operations and as a contribution to capital and included as additional paid-in capital in the balance sheet.

KPR has advanced certain funds to the Company on a temporary basis in the ordinary course of business (ie. payroll related expenses, other general operating expenses), and the Company has advanced certain funds to KPR. Such amounts are included in the balance sheet as either a current asset - due from affiliate or a current liability - due to affiliate.

In connection with the subordinated loan provided by KPR of $851,440 during 1995, the Company recorded interest expense of $19,606 and $19,420 for the three months ended March 31, 1996 and 1997, respectively.

NOTE D - EQUITY TRANSACTIONS, STOCK OPTIONS AND WARRANTS

Equity transactions:

The Company offered for sale, through a private placement, 4,000,000 shares of Common Stock during the third quarter of 1995 (the "1995 Private Placement"). As a condition of the 1995 Private Placement, and as a result of the Company's inability to register such stock with the Securities and Exchange Commission within 120 days of the closing (by November 28, 1995), the Company will be required to remit to the investors $5,000 and warrants to purchase 40,000 shares for each month such registration statement does not become effective. In connection with the above condition, the maximum reduction in stock proceeds cannot exceed $100,000 and the maximum additional issuance of stock purchase warrants cannot exceed 800,000 shares. The registration was not accomplished within the 120 day period; however, waivers of such payments and warrants have been received from certain of the participants in the 1995 Private Placement through March 31, 1997. The remaining participants were issued warrants. Accordingly, at March 31, 1997 and December 31, 1996, $35,000 of the proceeds of the 1995 Private Placement have been classified as other liabilities.

With respect to said warrants, pursuant to the specific private placement terms, through March 31, 1997, 640,000 warrants are to be issued to investors with an exercise price of $.25 and exercisable 10 years after the date of issue.

On April 21, 1997 the Company sold 2,500,000 shares of the Company's Common Stock for $750,000 to certain investors. The proceeds from this sale were used to repay $385,000 of the subordinated note payable to KPR and to enable the Company to open $810,000 in letter of credit agreements for the benefit of KPR.


Contingent Stock Options and Warrants:

The Board of Directors of RYKA on March 9, 1997 authorized the issuance of options to certain employees of KPR and RYKA and certain warrants to athletes sponsoring or endorsing the Apex brand for KPR, to purchase shares of the Company's Common Stock. The issuance of these options is contingent upon the consummation of the Acquisition by Ryka of the KPR Companies. The exercise price for these options will be the fair market value of the stock at the time of such acquisition . A summary of such contingent options is as follows:


                              Options                  Warrants
                           ------------             -------------
     KPR Employees              530,000                         -

     RYKA Employees             930,000                         -

     KPR Athletes                N/A                    3,200,000
                           ------------             -------------

                              1,460,000                 3,200,000
                           ============             =============

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

General Overview

The Company has not had a single profitable fiscal year since its inception and incurred a loss of approximately $243,000 during the quarter ended March 31, 1997. In addition, the Company had an accumulated deficit of approximately $19,972,000 and stockholders' equity of approximately $932,000 at March 31, 1997.

REORGANIZATION. On September 26, 1996, the Company entered into an Agreement and Plan of Reorganization, as amended and restated (the "Reorganization Agreement"), with KPR and certain affiliated companies (collectively, the "KPR Companies") and Michael G. Rubin, Chairman and Chief Executive Officer of RYKA and the sole stockholder of the KPR Companies, pursuant to which, subject to the approval by the stockholders of RYKA and the Company's lender, RYKA would become a holding company by transferring all of its assets and liabilities to a newly-formed, wholly-owned subsidiary and would acquire the KPR Companies in exchange for 163,250,000 shares of RYKA (the "Reorganization"). Although the Reorganization was originally scheduled to close by December 31, 1996, due to recent events discussed below, the completion of the Reorganization has been delayed. RYKA expects the Reorganization to become effective by the end of 1997.

RECENT EVENTS. On August 15, 1996, the Company entered into a new credit facility with a bank. Concurrently with RYKA, KPR entered into a new credit facility with the same bank. On November 8, 1996, the bank notified KPR that KPR was in default of certain financial covenants. RYKA was in compliance with its financial covenants and was not in default of its loan with the bank. Since November 1996, RYKA and KPR have been in negotiations with the bank to extend their credit facilities.

On June 4, 1997, RYKA entered into an amended agreement, and KPR entered into a forbearance agreement with their existing bank, that among other things, extended the credit facilities of RYKA and KPR to the earlier of November 30, 1997 or an occurrence of an event of default (as defined). Under its amended agreement, RYKA may borrow under its revolving credit facility up to the lesser of $4,500,000 or its borrowing base (as defined). Interest on its borrowings is payable at the bank's prime rate plus 3 1/2%. RYKA is also required to maintain certain receivables turnover ratios. RYKA's revolving credit facility is guaranteed by Michael Rubin and certain entities owned by Michael Rubin and is cross-defaulted with KPR's agreement with the bank.

In addition to its negotiations with its existing bank, RYKA and KPR have been in discussions with certain other banks to obtain a new credit facility and with certain investors to obtain equity an/or subordinated debt. On April 21, 1997, RYKA entered into an agreement with certain investors to sell 2,500,000 shares of Common Stock for an aggregate purchase price of $750,000. The proceeds of this sale were used by the Company to repay $385,000 of the $851,000 subordinated loan from KPR. The remaining proceeds were used to open $810,000 letters of credit for the benefit of KPR.

As a result of the issues arising in connection with the Company's credit facility with its existing bank, the completion of the Company's audited financial statements for the year ended December 31, 1996 was delayed, and the Company was unable to file timely its Annual Report on Form 10-K for the year ended December 31, 1996 or its Quarterly Report of Form 10-Q for the quarter ended March 31, 1997.

Results of Operations

Three Months Ended March 31, 1997 as Compared to the Three Months Ended
March 31, 1996
--------------------------------------------------------------------------------

The following table sets forth, for the periods indicated, the relative percentage that certain items in the Company's Condensed Consolidated Statements of Operations bear to net sales:


                                                           THREE MONTHS ENDED MARCH 31,
                                                                  (In Thousands)
                                              -----------------------------------------------------

                                                       1997                          1996
                                              ----------------------        -----------------------
                                                   (Unaudited)                  (Unaudited)
Net sales                                     $2,584          100.0%        $1,736           100.0%

Costs and expenses:
   Cost of goods sold                          1,710           66.2%         1,170            67.4%
   General and administrative expenses           375           14.4%           133             7.6%
   Sales and marketing expenses                  505           19.5%           404            23.3%
   Research and development expenses             142            5.5%           208            12.0%
   Special charges                                 -             .2%            23             1.3%
                                              ----------------------        -----------------------

                                               2,732          105.7%         1,938           111.6%
                                              ----------------------        -----------------------

   Operating loss                            (   148)         ( 5.7%)        ( 202)         ( 11.6%)

   Other expense,  net                            95            3.7%            28             1.6%
                                              ----------------------        -----------------------

   Net loss                                  ($  243)        (  9.4%)     ( $  230)         ( 13.2%)
                                              ======================        =======================

Net sales increased by $847,744 (48.8%) from $1,736,354 for the three months ended March 31, 1996 to $2,584,098 for the three months ended March 31, 1997. This increase in sales was primarily due to (i) an improvement in design and development of RYKA's spring 1997 product line resulting from the hiring of an internal design and product development staff as opposed to relying on outsourcing these activities, (ii) the hiring of manufacturers representatives with extensive footwear industry experience to cover the entire United States, and (iii) the continuous expansion of relationships established during the 3rd and 4th Quarter of 1996 with major footwear retailers in the women's athletic footwear market.

Cost of goods sold increased by $539,355 (46.1%) from $1,170,440 for the three months ended March 31, 1996 to $1,709,795 for the three months ended March 31, 1997. This increase was primarily attributable to the increase in sales as gross profit margins as a percentage of sales remained relatively flat increasing from 32.6% for the quarter ended March 31, 1996 to 33.8% for the quarter ended March 31, 1997.

General and administrative expenses increased by $242,601 (183.0%) from $132,579 for the quarter ended March 31, 1996 to $375,180 for the quarter ended March 31, 1997. This increase was primarily due to (i) an increase in the accounts receivable reserve for doubtful accounts and additional bad debt writeoffs, totaling approximately $110,000, (ii) an increase in bank fees and professional fees of approximately $60,000 associated with negotiating and entering into the amended Credit Facility with the Company's primary lender and amending prior year quarterly financial statements and, (iii) increase in payroll costs of approximately $23,000 resulting from growth in back office expenses necessary to support the overall growth of the business.

Sales and marketing expenses increased by $100,811 (25.0%) from $403,873 for the quarter ended March 31, 1996 to $504,684 for the quarter ended March 31, 1997. This increase was primarily attributable to (i) an increase of approximately $115,000 in direct selling expenses which were directly related to the 49% increase in sales volume (ie. commissions, promotion, advertising, trade shows) and (ii) an increase in costs of distribution and warehousing expenses of approximately $55,000 resulting from the higher sales volume and warehousing costs associated with inventory levels being significantly higher than the same period of the prior year. These increases were offset by (i) a decrease in public relations expense of approximately $23,000 resulting from termination of the companies public relations agency and (ii) a decrease in payroll related expenses of approximately $26,000.

Research and development expenses decreased $66,345 (31.8%) from $208,407 for the quarter ended March 31, 1997 to $142,062 for the quarter ended March 31, 1996. The decrease was a result of savings obtained by employee in-house designers during the first quarter of 1997 compared to engaging outside consultants on a project by project basis.

Special charges consists of relocation and temporary living costs.

Other expenses, net increased $67,417 (237.4%) from $28,392 in the quarter ended March 31, 1996 to $95,809 in the quarter ended March 31, 1997. The increase was primarily due to (i) an increase in merger related expenses in connection with the proposed acquisition by RYKA of the KPR Companies of approximately $42,000 in the first quarter of 1996. (ii) interest expense of $30,207 as a result of increased borrowing requirements during the first quarter of 1997 necessary to support higher accounts receivable and inventory levels over the same period of the prior year.

Liquidity and Capital Resources

As of March 31, 1997, the Company's working capital is $668,711. The level of working capital maintained during the 1st quarter ended March 31, 1997, relates primarily to the proceeds remaining from the 1996 Private Placement which totaled $2,500,000.

On November 8, 1996 the Company's and KPR's bank notified KPR that KPR was in default of certain financial covenants, specifically the debt to net worth ratio and required tangible net worth, and certain provisions relating to financial information. RYKA was in compliance with its financial covenants and was not in default of its loan with the bank.

On February 7, 1997, in conjunction with KPR entering into a forbearance agreement regarding its credit facility, the Company entered into an amendment to its credit facility that provided for, among other things, a termination date of April 18, 1997 (as amended) for the Company's credit facility, the same termination date as KPR's amended credit facility. As of June 4, 1997, the bank agreed to extend both the RYKA and KPR credit facilities to November 30, 1997 or an event of default (as defined). Under its amended agreement, RYKA may borrow under its revolving credit facility up to the lesser of $4,500,000 or its borrowing base (as defined). Interest on its borrowing is payable at the bank's prime rate plus 3 1/2%. RYKA is also required to maintain certain receivables turnover ratios. RYKA's credit facility is guaranteed by Michael Rubin and certain entities owned by Michael Rubin and is cross-defaulted with KPR's agreement with the bank.

To date the company continues to produce negative cash flow from operating activities. The company used $1,270,758 in cash flow from operating activities for the three months ended March 31, 1996 as compared to $145,785 for the three months ended March 31, 1997.

The Company and KPR are in discussions with lenders to obtain a new credit facility or facilities to replace their existing credit facilities upon the expiration of such facilities. During these discussions, certain lenders have indicated that any credit facility that they would provide to the Company and KPR would be conditional on, among other things, KPR raising additional equity and/or subordinated debt. The Company and KPR are seeking to raise an additional $3.0 - $5.0 million in equity and/or subordinated debt financing. The Company believes that it is in the best interests of the Company to resolve the credit facility and equity and/or subordinated debt needs of both the Company and KPR so that the Company can complete the proposed acquisition of the KPR Companies.

On April 21, 1997, RYKA entered into an agreement with certain investors to sell 2,500,000 shares of Common Stock for an aggregate purchase price of $750,000. The proceeds of this sale were used by the Company to repay $385,000 of the $851,000 subordinated loan from KPR. The remaining proceeds from this sale were used by the Company to open $810,000 in letters of credit for the benefit of KPR. The Company is repaying a portion of the subordinated loan for KPR and is opening letters of credit on behalf of KPR in order to allow KPR to obtain sufficient financing for its operations until the proposed acquisition of the KPR Companies can be completed and a new credit facility for the combined companies can be negotiated.

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

If however, the Company is unable to obtain a new credit facility and/or additional equity and/or subordinated debt financing, there is no assurance that the Company will be able to continue operations. Further, there is no assurance that if the Company is able to obtain such financing, it will be on terms satisfactory for the Company. Moreover, given the dependence of the Company on certain support provided by KPR, including, but not limited to, financial support, administrative support, warehousing and office rental, KPR's ability to obtain continued financing or additional financing for its operations could significantly adversely impact the ability of the Company to continue in business independent of KPR.

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



                                                     RYKA INC.



Date: July 17, 1997                    By: /s/ Michael G. Rubin
                                           -----------------------------------
                                                    Michael G. Rubin
                                                Chairman of the Board &
                                                Chief Executive Officer



Date: July 17, 1997                    By: /s/ Steven A. Wolf
                                           -----------------------------------
                                                    Steven A. Wolf
                                              Vice President of Finance &
                                                Chief Financial Officer

                            RYKA Inc. and Subsidiary
                                  EXHIBIT INDEX


Exhibit No.                  Description                   Sequential Page No.
-------------------------------------------------------------------------------



10eee.                 Waiver letters.                              19


     11                Statement regarding computation of
                       per share earnings                           23