Form 10-Q
period 1997-06-30
RYKA INC
filed 1997-08-14
CIK 828750

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

               For the period ended JUNE 30, 1997
                                    -------------
                                       or
     [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934.

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

                                 Yes  x  No
                                     ---   ---

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of August 14, 1997:

Common Stock $.01 par value                                 59,135,326
---------------------------                            ----------------------
     (Title of each class)                              (Number of Shares)

--------------------------------------------------------------------------------

                                   RYKA INC.
                  FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 1997
                               TABLE OF CONTENTS
================================================================================


                                                                                                          Page
                                                                                                          ----

PART I - FINANCIAL INFORMATION
Item 1.                        Financial Statements:
                               Consolidated Balance
                                   Sheets as of June 30, 1997 and December 31, 1996                         3
                               Consolidated Statements of Operations for the
                                   three-month and six-month periods ended June 30, 1997
                                   and June 30, 1996                                                        4
                               Consolidated Statements of Cash Flows for the
                                   six-month periods ended June 30, 1997 and June 30, 1996                  5
                               Notes to Consolidated Financial Statements                                 6 to 8

 Item 2.                       Management's Discussion and Analysis of Financial Condition
                               and Results of Operations                                                  8 to 12



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

PART I -- FINANCIAL INFORMATION
ITEM 1 -- FINANCIAL STATEMENTS
                           RYKA INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                         June 30,   December 31,
                                                           1997         1996
                                                        ----------  ------------
                                                        (Unaudited)
                                    ASSETS
 Current assets:
  Cash                                                  $   52,085    $   37,469
  Accounts receivable, net of allowance for doubtful
   accounts of $62,825 in 1997 and $65,941 in 1996       4,033,835     1,947,036
  Inventory                                              4,148,138     2,644,017
  Prepaid expenses and other current assets                313,684       149,306
  Note receivable, officer                                  20,000        20,000
   Due from affiliate                                       44,885             -
                                                        ----------    ----------
    Total current assets                                 8,612,627     4,797,828

 Property and equipment, at cost, net of accumulated
  depreciation                                             222,371       194,815

 Other assets                                               82,804        70,000
                                                         ---------       -------

          Total assets                                  $8,917,802    $5,062,643
                                                         =========     =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Note payable, bank                                   $3,223,494    $1,592,453
   Accounts payable and accrued expenses                 3,197,232     1,001,577
   Due to customer                                         369,606       413,290
   Due to affiliate                                            -          18,928
   Subordinated note payable, affiliate                    466,440       851,440
                                                         ---------     ---------
          Total current liabilities                      7,256,772     3,877,688

   Other liabilities                                        15,000        35,000


Commitments and contingencies

Stockholders' equity:
  Preferred Stock, $0.01 par value, 1,000,000
   shares authorized; none issued or outstanding               -             -
  Common Stock; $0.01 par value, 70,000,000
   shares authorized; 59,135,326 and 56,635,326 shares
   issued and outstanding at June 30, 1997 and
   December 31, 1996, respectively                         591,353       566,353
   Additional paid-in capital                           21,106,843    20,311,843
   Accumulated deficit                                 (20,052,166)  (19,728,241)

          Total stockholders' equity                     1,646,030     1,149,955

          Total liabilities and stockholders' equity    $8,917,802    $5,062,643
                                                        ==========    ==========

Please refer to the notes to consolidated financial statements.

                            RYKA INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------



                                            Three Months Ended              Six Months Ended
                                                  June 30,                      June 30,
                                            1997          1996           1997              1996
                                          ----------------------       ---------------------------
                                               (Unaudited)                     (Unaudited)

Net sales                               $ 4,674,077   $ 1,217,265    $ 7,258,175        $ 2,953,619
Cost of goods sold                        3,395,367       925,337      5,105,162          2,095,777
                                        -----------   -----------    -----------        -----------
Gross profit                              1,278,710       291,928      2,153,013            857,842


Operating expenses
 General and administrative expenses        445,027       333,582        820,207            488,933
 Sales and marketing expenses               670,003       230,016      1,174,687            633,889
 Research and development expenses          155,750       205,435        297,812            413,842
  Contingent warrant compensation                 -        74,430              -             74,430
                                        -----------   -----------    -----------        -----------

                                          1,270,780       843,463      2,292,706          1,611,094
                                        -----------   -----------    -----------        -----------

Operating income (loss)                       7,930     ( 551,535)      (139,693)        (  753,252)
                                        -----------   -----------    -----------        -----------


Other (income) expense:
 Interest expense                            88,537        53,779        142,269             82,533
 Interest income                        (       427)    (   1,717)    (      895)        (    2,079)
 Merger related costs                           313             -         42,858                  -
                                        -----------   -----------    -----------        -----------

                                             88,423        52,062        184,232             80,454
                                        -----------   -----------    -----------        -----------

Net loss                                ($   80,493)    ($603,597)    ($ 323,925)        ($ 833,706)
                                        ===========   ===========     ==========        ===========
Net loss per share                      ($     -   )    ($    .01)    ($     .01)        ($     .02)


Weighted average common and common
 equivalent shares outstanding           58,579,770    46,934,007     57,607,548         46,576,864
                                        ===========   ===========    ===========        ===========




Please refer to the notes to consolidated financial statements.

                            RYKA INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------





                                                                        Six Months Ended
                                                                            June 30,
                                                                     1997              1996
                                                                 ------------------------------
                                                                           (Unaudited)
 Cash flows from operating activities:
   Net loss                                                      (    323,925)    ($ 833,706)
   Adjustments to reconcile net loss to cash
    provided by (used in) operating activities:
     Depreciation and amortization                                     41,592         25,362
     Contingent warrant compensation                                       -          74,430
     Provision for losses on accounts receivable                 (      3,116)        12,348
     Capital contributed as services                                   50,000         50,000
     Changes in operating assets and liabilities:
       Accounts receivable                                       (  2,083,683)    (  480,368)
       Inventory                                                 (  1,504,121)    (   93,802)
       Prepaid expenses and other current assets                 (    164,378)    (  128,237)
       Accounts payable and accrued expenses                        2,195,655     (  142,541)
       Due to customer                                           (     43,684)            -
       Due to affiliate                                          (     63,813)       309,918
                                                                 ------------     ----------

       Net cash (used in) operating activities                   (  1,899,473)    (1,206,596)
                                                                 ------------     ----------
 Cash flows (used in) investing activities:
   Acquisitions of equipment                                     (     62,148)    (   11,022)
   Other assets                                                  (     19,804)    (       35)
   Note receivable, officer                                                -      (   20,000)
   Licensing fees                                                          -      (   16,667)
                                                                 ------------      ---------

      Net cash (used in) investing activities                    (     81,952)    (   47,724)
                                                                 ------------      ---------

 Cash flows provided by (used in) financing activities:
   Proceeds from note payable, bank                                 1,631,041         250,000
   Deferred registration costs                                             -      (   112,500)
   Proceeds from issuance of common stock                             750,000       1,040,000
   Repayment of subordinated note payable, affiliate             (    385,000)            -
                                                                  -----------      ----------

      Net cash provided by financing activities                     1,996,041       1,177,500
                                                                  -----------      ----------

 Net increase in cash                                                  14,616     (    76,820)

 Cash, beginning of period                                             37,469          77,509
                                                                  -----------      ----------

 Cash, end of period                                              $    52,085      $      689
                                                                  ===========      ==========

Please refer to the notes to consolidated financial statements.

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

The Company's financial statements for the quarter ended June 30, 1997 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant recurring losses since its inception and had an accumulated deficit at June 30, 1997 of $20,052,166.

Management recognizes that the Company may be required to raise additional capital resources or consider modifications to its operating plans including reductions in operating costs to enable it to continue operations. However, no assurance can be given that the Company will be successful in raising sufficient additional capital, if required, to support its operations.

The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.


NOTE B - DEBT

The Company's current credit facility consists of a $4,500,000 asset based revolving credit facility. The facility, which terminates on November 30, 1997, makes funds available to the Company based upon a percentage of inventory and accounts receivable, as defined in the agreement. Interest on the amounts outstanding was paid monthly at the rate of prime plus 1% through June 3, 1997 increasing to prime plus 3 1/2% thereafter and is due on demand. As of June 30, 1997, the Company owed $3,223,494 under this facility. Interest expense in connection with this facility was $84,365 for the six months ended June 30, 1997.

The Company's credit facility grants the bank a security interest in the Company's accounts receivable and inventory. In addition, under this agreement, the Company is restricted from paying any dividends to its shareholders.

On February 7, 1997, the Company entered into an agreement with its existing lender to modify the Company's credit facility (the "Credit Facility") in anticipation of a complete refinancing of the Credit Facility. The terms of the modification called for an acceleration of the termination date of the Credit Facility to March 31, 1997, which was later extended to April 18, 1997. Coincident with the signing of this agreement, KPR Sports International, Inc. ("KPR") entered into a Forbearance and Amendment Agreement (the "Forbearance Agreement") with the same lender. The terms of this Forbearance Agreement placed certain additional financial covenants on KPR, and accelerated the termination of KPR's Facility to March 31, 1997, which was also later extended to April 18, 1997. The complete refinancing of the Company's Credit Facility was not successfully completed by April 18, 1997. On June 4, 1997, the Company and KPR obtained an extension of their credit facilities to November 30, 1997 to allow the Company and KPR to continue to attempt to obtain new financing. The terms of the extension modified the Credit Facility by, among other things, increasing the interest rate to the bank's rate plus 3 1/2%.

NOTE C - RELATED PARTY TRANSACTIONS

The Company conducts its operations and warehouses inventory in a facility subleased from KPR. Terms of the sublease require rental payments of approximately $4,000 per month for use of these facilities and the warehousing through July 31, 1997. Rental payments charged to operations pursuant to the above lease were $23,750 for the six months ended June 30, 1996 and 1997, respectively. Any other cost related to the use of the joint facility or for other services provided by KPR or its affiliates will be charged to the Company on an arms length basis and will be subject to approval by a special disinterested committee of the Board of Directors.

The Chairman and Chief Executive Officer of the Company devotes a portion of his time to the Company's operations and marketing and sales related activities for which he does not receive any compensation. The value of these services for the three months ended June 30, 1997, estimated at $50,000, was recorded as compensation expense and included as part of general and administrative expenses in the statement of operations and as a contribution to capital and included as additional paid-in capital in the balance sheet.

KPR has advanced certain funds to the Company on a temporary basis in the ordinary course of business (ie. payroll related expenses, other general operating expenses), and the Company has advanced certain funds to KPR. Such amounts are included in the balance sheet as either a current asset - due from affiliate or a current liability - due to affiliate.

In connection with the subordinated loan provided by KPR of $851,440 during 1995, the Company recorded interest expense of $39,242 and $36,405 for the six months ended June 30, 1996 and 1997, respectively. On April 21, 1997, the Company repaid $385,000 of the subordinated note payable out of proceeds from an equity offering (see Note D) such that the balance outstanding at June 30, 1997 was $466,440.

During the quarter ended June 30, 1997, the Company opened $810,000 in letter of credit agreements for the benefit of KPR. At June 30, 1997, $385,000 in letter of credit agreements remained open for the benefit of KPR.

On September 26, 1996, the Company entered into an Agreement and Plan of Reorganization, as amended and restated (the "Reorganization Agreement") with KPR and certain affiliated companies (collectively the "KPR Companies") and Michael G. Rubin, Chairman and Chief Executive Officer of RYKA and the sole stockholder of the KPR Companies, pursuant to which, subject to the approval by the stockholders of RYKA and the Company's lender, RYKA would become a holding company by transferring all of its assets and liabilities to a wholly owned subsidiary and would acquire the KPR Companies in exchange for 163,250,000 shares of RYKA (the "Reorganization").


NOTE D - EQUITY TRANSACTIONS, STOCK OPTIONS AND WARRANTS

Equity transactions:

The Company offered for sale, through a private placement, 4,000,000 shares of Common Stock during the third quarter of 1995 (the "1995 Private Placement"). As a condition of the 1995 Private Placement, the Company was required to register such stock with the Securities and Exchange Commission within 120 days of the closing (by November 28, 1995). In the event that the Company did not timely effect such registration, the Company was required to pay to the investors $5,000 and warrants to purchase 40,000 shares for each month such registration statement does not become effective, up to a maximum reduction in stock proceeds of $100,000 and a maximum additional issuance of stock purchase warrants of 800,000 shares. Since the registration was not accomplished within the 120 day period, the Company has either obtained waivers of such payments or issued warrants to certain participants in the 1995 Private Placement. Accordingly, at June 30, 1997 and December 31, 1996, respectively, $15,000 and $35,000 of the proceeds of the 1995 Private Placement have been classified as other liabilities related to those participants who have not provided waivers. Through June 30, 1997, warrants to purchase 720,000 shares of Common Stock are to be issued to investors with an exercise price of $.25 and exercisable 10 years after the date of issue.

On April 21, 1997 the Company sold 2,500,000 shares of the Company's Common Stock for $750,000 to certain investors. The proceeds from this sale were used to repay $385,000 of the subordinated note payable to KPR and to enable the Company to open $810,000 in letter of credit agreements for the benefit of KPR.

Stock Options:

The Company has issued options to certain employees to purchase shares of the Company's Common Stock at prices which approximated fair market value at the date of grant. The options vest at various times over periods ranging up to four years and generally must be exercised within 10 years from the date of grant. A summary of such options granted in the first six months of 1997 as follows:

                                NUMBER OF SHARES

--------------------------------------------------------------------------------------------------------------------
                   Non-Plan   1987     1988     1990     1992     1993      1995      1996       For
                   Grants     Plan     Plan     Plan     Plan     Plan      Plan      Plan    Employee      Price of
                                                                                              Directors     Shares
--------------------------------------------------------------------------------------------------------------------
Outstanding at
 December 31,
 1996               416,321  264,746  140,351  160,500  849,060  899,000  1,400,000  670,000      25,000  $.25 - $1.31


Granted during
 six month
 ended June 30,                                                                                   25,000  $ .20 - $.47
 1997


Canceled
during the six
 months ended
 June 30, 1997          -        -        825      -      2,500    1,000     20,000   76,667         -             -
                    -------  -------  -------  -------  -------  -------  ---------  -------      ------  ------------

Outstanding at
 June 30, 1997
                    416,321  264,746  139,526  160,500  846,560  898,000  1,380,000  593,333      50,000           -
                    =======  =======  =======  =======  =======  =======  =========  =======      ======  ============

Contingent Stock Options and Warrants:

The Board of Directors of RYKA on March 9, 1997 authorized the issuance of options and warrants to purchase shares of the Company's Common Stock to certain employees of KPR and RYKA and to athletes endorsing the Apex brand for KPR. The issuance of these options and warrants to employees of KPR and athletes endorsing the Apex brand are contingent upon the consummation of the acquisition by RYKA of the KPR Companies in the Reorganization. The exercise price for these options will be the fair market value of the stock at the time of such acquisition . A summary of such options is as follows:


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

General Overview

The Company has not had a single profitable fiscal year since its inception and incurred losses of approximately $80,000 and $324,000 for the three months and six months ended June 30, 1997, respectively. In addition, the Company had an accumulated deficit of approximately $20,052,166 and stockholders' equity of approximately $1,646,030 at June 30, 1997.

REORGANIZATION. On September 26, 1996, the Company entered into an Agreement and Plan of Reorganization, as amended and restated (the "Reorganization Agreement"), with KPR Sports International, Inc. ("KPR") and certain affiliated companies (collectively, the "KPR Companies") and Michael G. Rubin, Chairman and Chief Executive Officer of RYKA and the sole stockholder of the KPR Companies, pursuant to which, subject to the approval by the stockholders of RYKA and the Company's lender, RYKA would become a holding company by transferring all of its assets and liabilities to a newly-formed, wholly-owned subsidiary and would acquire the KPR Companies in exchange for 163,250,000 shares of RYKA (the "Reorganization"). Although the Reorganization was originally scheduled to close by December 31, 1996, due to recent events discussed below, the completion of the Reorganization has been delayed. RYKA expects the Reorganization to become effective by the end of 1997, although there is no assurance that the Reorganization will be consummated. In the event that the Reorganization is not consummated, or further delayed, the Company may be required to sell additional equity and/or debt to continue the operations of the Company. Further, upon completion of the Reorganization, the Company may sell additional equity and/or debt in order to support future operations.

RECENT EVENTS. On August 15, 1996, the Company entered into a new credit facility with a bank (the "Credit Facility"). Concurrently with RYKA, KPR entered into a new credit facility with the same bank. On November 8, 1996, the bank notified KPR that KPR was in default of certain financial covenants. RYKA was in compliance with its financial covenants and was not in default of its loan with the bank. Since November 1996, RYKA and KPR have been in negotiations with the bank to extend their credit facilities.

On February 7, 1997, the Company entered into an agreement with its existing lender to modify the Credit Facility in anticipation of a complete refinancing of the Credit Facility. The terms of the modification called for an acceleration of the termination date of the Credit Facility to March 31, 1997, which was also later extended to April 18, 1997. Coincident with the signing of this agreement, KPR entered into a Forbearance and Amendment Agreement (the "Forbearance Agreement") with the same lender. The terms of this Forbearance Agreement placed certain additional financial covenants on KPR and accelerated the termination of KPR's Facility to March 31, 1997, which was also later extended to April 18, 1997. On June 4, 1997, RYKA entered into an amended agreement, and KPR entered into an amended forbearance agreement, with their lender that, among other things, extended the credit facilities of RYKA and KPR to the earlier of November 30, 1997 or an occurrence of an event of default (as defined). Under its amended agreement, RYKA may borrow under its revolving credit facility up to the lesser of $4,500,000 or its borrowing base (as defined). Interest on its borrowings is payable at the bank's prime rate plus 3 1/2%. RYKA is also required to maintain certain receivables turnover ratios. RYKA's revolving credit facility is guaranteed by Michael Rubin and certain entities owned by Michael Rubin and is cross-defaulted with KPR's agreement with the bank. Given the dependence of RYKA on certain support provided by KPR, KPR's inability to obtain continued funding or additional funding for its operations could adversely impact the ability of RYKA to continue in business independent of KPR.

In addition to their negotiations with their existing bank, RYKA and KPR have been in discussions with certain other banks to obtain a new credit facility and with certain investors to obtain equity an/or subordinated debt. On June 27, 1997, the Company received a preliminary term sheet from a prospective lender to replace its Credit Facility. The terms of this new facility require the Company to raise an additional $5,000,000 in capital. There is no assurance that the Company will meet this condition to close this new facility. In addition, on April 21, 1997, RYKA sold to certain investors 2,500,000 shares of Common Stock for an aggregate purchase price of $750,000. The proceeds of this sale were used by the Company to repay $385,000 of the $851,000 subordinated loan from KPR. The remaining proceeds were used to open $810,000 letters of credit for the benefit of KPR. If the Company is unable to obtain alternative financing, there is no assurance that the Company will be able to continue operations. Further, there is no assurance that the Company will be able to obtain alternative financing, or, if obtained, such financing will be on terms satisfactory for the Company.

As a result of the issues arising in connection with the Company's credit facility with its existing bank, the completion of the Company's audited financial statements for the year ended December 31, 1996 was delayed, and the Company was unable to file timely its Annual Report on Form 10-K for the year ended December 31, 1996 or its Quarterly Report of Form 10-Q for the quarter
ended March 31, 1997.   The Company filed such Form 10-K and Form 10-Q on June
30, 1997 and July 17, 1997, respectively.


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the relative percentage that certain items in the Company's Consolidated Statements of Operations bear to the Company's net sales:


                                                 THREE MONTHS                 SIX MONTHS
                                                ENDED JUNE 30,               ENDED JUNE 30,
                                            ----------------------     ---------------------------
(IN THOUSANDS)                                1997          1996          1997            1996
                                            --------      --------     ---------        ----------
                                          (Unaudited)   (Unaudited)   (Unaudited)     (Unaudited)
Net Sales                                      100.0%        100.0%        100.0%              100%
Cost and expenses
   Cost of goods sold                           72.6%         76.0%         70.3%             70.9%
   General and Administrative expenses           9.5%         27.4%         11.3%             16.6%
   Sales and marketing expenses                 14.4%         18.9%         16.2%             21.5%
   Research and development expenses             3.3%         16.9%          4.1%             14.0%
   Contingent warrant compensation                --           6.1%           --               2.5%
                                            --------      --------     ---------        ----------
                                                99.8%        145.3%        101.9%            125.5%
   Operating loss                           (     .2%)    (   45.3%)   (     1.9%)      (     25.5%)
   Other expense, net                            1.9%          4.3%          2.5%              2.7%
                                            --------      --------     ---------        ----------
   Net loss                                 (    1.7%)    (   49.6%)   (     4.4%)      (     28.2%)
                                            ========      ========     =========        ==========

NET SALES for the three and six months periods ended June 30, 1997 increased by $3,456,812, or 283.9%, and $4,304,556, or 145.7%, respectively, compared to the corresponding periods in 1996.  The increases in net sales were due primarily to
(i) the shipment of the fall 1997 product line during the second quarter of 1997 as compared to the shipment of the fall 1996 product line which was not shipped until the third quarter of 1996, as a result of improvements in the production time table, (ii) the hiring of manufacturers representatives covering the whole United States and (iii) the continuous expansion of relationships established during the fall of 1996 with major footwear retailers in women's athletic footwear market.

COST OF GOODS SOLD for the three and six month periods ended June 30, 1997 increased $2,470,030, or 266.9%, and $3,009,385, or 143.5% respectively,
compared to the corresponding periods in 1996.   Gross profit expressed as a
percentage of net sales increased from 24.0% for the three months ended June 30, 1996 to 27.4% for the three months ended June 30, 1997. While such gross profit margin remained relatively flat for the six months ended June 30, 1996 and 1997 at 29.1% and 29.6% respectively, this increase in gross profit margin during the three months ended June 30, 1997 was primarily due to the renewed strength of the RYKA brand and the Company's ability to achieve higher price points in the marketplace. In addition, during the three months ended June 30, 1996, the Company was forced to sell more product at closeout prices in order to raise cash necessary to finance operations and to purchase inventory needed for the introduction of the fall 1996 product line. The ability of the Company to ship fall product during the three months ended June 30, 1997 at full margins favorably impacted the gross profit for that period compared to the corresponding period in 1996.

GENERAL AND ADMINISTRATIVE EXPENSES for the three and six month periods ended June 30, 1997 increased $111,445, or 33.4%, and $331,274, or 67.8%, respectively, compared to the corresponding periods in 1996. These increases were primarily due to (i) the increases in payroll costs resulting from growth in back office expenses necessary to support the overall growth of business and in preparation for merger with KPR, (ii) increases in bank fees and professional fees associated with negotiating and entering into the amended Credit Facility with the Company's existing lender and amending the Company's prior year financial statements necessary to effect merger with KPR and (iii) an increase in bad debt writeoffs.

SALES AND MARKETING EXPENSES for the three and six month periods ended June 30, 1997 increased $439,987, or 191.3%, and $540,798, or 85.4% respectively, compared to the corresponding periods in 1996. These increases were due primarily to (i) increases in sales commissions directly related to the increases in sales achieved over the corresponding periods in 1996, (ii) increases in promotion expenses, (iii) the implementation of a vendor supported marketing (VSM) program co-sponsored by the Company and a major women's athletic footwear retailer, (iv) increases in sales\administrative expenses (ie. travel, sales meetings) and (v) an increase in distribution/warehousing expenses related to the increase in sales volume and increases in inventory levels over the corresponding periods in 1996.

RESEARCH AND DEVELOPMENT for the three and six month periods ended June 30, 1997 decreased $49,685, or 24.2% and $116,030, or 28.0%, respectively, compared to
the corresponding periods in 1996.   These decreases were primarily due to the
savings achieved by employing in-house designers during the three months ended June 30, 1997 compared to engaging outside consultants on a project basis during the corresponding period in 1996, offset by increases in travel and entertainment expense related to the new employees and their travel to the Far East to develop product and monitor their production.

CONTINGENT WARRANT COMPENSATION expense for the three and six month periods ended June 30, 1996 of $74,430 relates to a non-cash charge for the vesting of 310,310 Contingent Stock Purchase Warrants ("Contingent Warrants") issued to MR Acquisition, L.L.C. ("MR") in July 1995 in connection with the Securities Purchase Agreement (the "Agreement") between the Company and MR. Pursuant to the Agreement, the Company issued a Contingent Warrant to purchase up to 4,000,000 shares of Common Stock at an exercise price of $.01 per share. Pursuant to the terms of the Contingent Warrant, if at any time within one year of the issuance of the Contingent Warrant (July 31, 1996), the Company issued a number of shares of Common Stock which resulted in the Company having in excess of 50,000,000 shares of Common Stock issued and outstanding, provided that any such shares above such 50,000,000 were issued for the purpose of (a) inducing a lender to make a loan or loans to the Company, or (b) in connection with an infusion of capital to the Company, or (c) settlement of debts with the Company's creditors, or (d) a combination thereof, then upon the occurrence of such stock issuance, for every ten (10) additional shares of Common Stock which were issued, four (4) shares would vest under the Contingent Warrant. During the three months ended June 30, 1996, 775,326 shares were issued by the Company, thereby resulting in the vesting of an additional 310,310 shares under the Contingent Warrant. Under accounting rules governing the issuance of warrants, the charge is equal to the difference between the strike price of $.01 per share and the fair market value of the stock at the time that the contingency is met.

OTHER EXPENSES, NET for the three and six month periods ended June 30, 1997 increased $36,361, or 69.8%, and $103,778, or 129.0%, respectively, compared to
the corresponding periods in 1996.   The increases were primarily due to
increases in interest expense as a result of increased borrowings necessary to support higher accounts receivable and inventory levels over the corresponding periods in 1996.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1997, the Company's working capital was $1,335,853. The level of working capital maintained during the six months ended June 30, 1997 relates primarily to the proceeds remaining from the 1996 Private Placement which totaled $2,500,000.

On February 7, 1997, in conjunction with KPR entering into the Forbearance Agreement regarding its credit facility, the Company entered into an amendment to its Credit Facility that provided for, among other things, a termination date of April 18, 1997 (as amended), the same termination date as KPR's amended credit facility. As of June 4, 1997, the bank agreed to extend both the RYKA and KPR credit facilities to November 30, 1997 or an event of default (as defined). Under its amended agreement, RYKA may borrow under its revolving credit facility up to the lesser of $4,500,000 or its borrowing base (as defined). Interest on its borrowing is payable at the bank's prime rate plus 3 1/2%. RYKA is also required to maintain certain receivables turnover ratios. RYKA's credit facility is guaranteed by Michael Rubin and certain entities owned by Michael Rubin and is cross-defaulted with KPR's agreement with the bank.

To date, the Company continues to produce negative cash flow from operating activities. The Company used $1,206,596 in cash flow from operating activities for the six months ended June 30, 1996 as compared to $1,899,473 for the six months ended June 30, 1997.

The Company and KPR are in discussions with lenders to obtain a new credit facility or facilities to replace their existing credit facilities upon the expiration of such facilities. During these discussions, certain lenders have indicated that any credit facility that they would provide to the Company and KPR would be conditional on, among other things, KPR raising additional equity and/or subordinated debt. The Company and KPR are seeking to raise an additional $3,000,000 to $5,000,000 in equity and/or subordinated debt financing. The Company believes that it is in the best interests of the Company to resolve the credit facility and equity and/or subordinated debt needs of both the Company and KPR so that the Company can complete the proposed acquisition of the KPR Companies.

On June 27, 1997, the Company received a preliminary term sheet from a prospective lender to replace its Credit Facility. The terms of this new facility require the Company to raise an additional $5,000,000 in capital. There is no assurance that the Company will meet this condition to close this new facility.

On April 21, 1997, RYKA sold to certain investors 2,500,000 shares of Common Stock for an aggregate purchase price of $750,000. The proceeds of this sale were used by the Company to repay $385,000 of the $851,000 subordinated loan from KPR. The remaining proceeds from this sale were used by the Company to open $810,000 in letters of credit for the benefit of KPR. The Company is repaying a portion of the subordinated loan to KPR and is opening letters of credit on behalf of KPR in order to allow KPR to obtain sufficient financing for its operations until the proposed acquisition of the KPR Companies can be completed and a new credit facility for the combined companies can be negotiated.

Effective April 1, 1997, the Company negotiated 60-day payment terms with two of its major suppliers for up to an aggregate of $1,500,000 in purchases at an annual interest rate of 12.0%. Previously, terms with these suppliers required payment upon shipment of these goods.

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

                          PART II - OTHER INFORMATION
                          ---------------------------



ITEM 1.   LEGAL PROCEEDINGS

Not Applicable



ITEM 2.   CHANGES IN SECURITIES

Not Applicable



ITEM 3.   DEFAULTS ON SENIOR SECURITIES

Not Applicable



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable



ITEM 5.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               11. Statement regarding computation of per share earnings.

               27. Financial Data Schedule.

                            RYKA INC. AND SUBSIDIARY



                                   SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                               RYKA INC.


DATE:   AUGUST 14, 1997          BY:    /s/  Michael G. Rubin
                                     ______________________________
                                            Michael G. Rubin
                                        Chairman of the Board &
                                        Chief Executive Officer



DATE:   AUGUST 14, 1997          BY:     /s/  Steven A. Wolf
                                     ______________________________
                                             Steven A. Wolf
                                       Vice President of Finance &
                                          Chief Financial Officer