Form 10-Q/A
period 1996-03-31
RYKA INC
filed 1997-11-12
CIK 828750

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

NOTE B - RESTATEMENT OF PRIOR QUARTERS

The Company has restated certain revenues and expenses related to the recognition of revenue and related expenses for the first quarter of 1996. This restatement was required due to an error by the Company in following the Company's procedures relating to cut-off of revenues and expenses at Quarter ends. Accordingly certain revenues and expenses were previously reported in incorrect periods. In conjunction with this restatement, the Statement of Operations for the quarter ended March 31, 1996 presented herein reflect the cumulative effect of the restatement for the first two quarters of 1996. The Company will file Form 10Q-A for these quarters.


                                                          Quarter Ended
                                                          March 31, 1996
                                                   -----------------------------
                                                    As Reported     As Restated
                                                   -----------------------------
Sales                                              $2,014,333      $1,736,354

Operating Expenses                                  2,249,547       1,938,071

Operating Loss                                       (235,214)       (201,717)

Other Expenses                                         28,392          28,392

Net Loss                                             (263,606)       (230,109)

NOTE C - DEBT

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

During the first half of 1995 and until the financing with MR was consummated, staff reductions occurred on both a voluntary and involuntary basis and temporary employees were required to handle daily operations. Sales efforts were limited for a variety of reasons, including the inability to obtain product from the Company's overseas production sources. Once the financing with MR was consummated, new management began to reposition the Company by, among other things, relocating the Company from Norwood, Massachusetts to King of Prussia, Pennsylvania, terminating remaining employees in the Massachusetts location, hiring and training new employees in key management positions, including a new President and a new Chief Financial Officer, filling of other necessary positions within the Company, and beginning to develop new products and build or rebuild customer and supplier relationships. While management believes that these activities will have a long-term beneficial impact, they had significant negative impact on the Company's sales and operations. As a result, the Company is unlikely to generate positive operating results in the near future. To accomplish its goals, to develop and acquire new merchandise, market and promote the Company's product and expand the workforce in support of the Company's current plans, the Company will have to incur substantial expenditures and expects to incur continuing operating losses during 1996. The Company's working capital at March 31, 1996 will not be sufficient to meet management's objectives in 1996. Accordingly, the Company will be required to obtain additional financing from its current lender or from a new lender and/or raise additional funds through the sale of equity or debt. See "Liquidity and Capital Resources" and Notes A and C to the Company's Condensed Consolidated Financial Statements.

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