Form 10-Q/A
period 1996-06-30
RYKA INC
filed 1997-11-12
CIK 828750

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

NOTE B - RESTATEMENT OF PRIOR QUARTERS

The Company has restated certain revenues and expenses related to the recognition of revenue and related expenses for the first and second quarters of 1996 and the recognition of contingent warrant expense. This restatement was required due to an error by the Company in following the Company's procedures relating to cut-off of revenues and expenses at Quarter ends and in recognizing expense related to a contingent stock warrant. Accordingly certain revenues and expenses were previously reported in incorrect periods. In conjunction with this restatement, the Statement of Operations for the three and six months ended June 30, 1996 presented herein reflect the cumulative effect of the restatement for the first two quarters of 1996. The Company will file Form 10Q-A for these quarters.


                              Quarter Ended                 Quarter Ended
                              March 31, 1996                June 30, 1996
                        --------------------------     ---------------------------
                        As Reported   As Restated      As Reported   As Restated
                        -----------   ------------     -----------   -------------
Sales                    $2,014,333    $1,736,354       $1,557,981    $1,217,265

Operating Expenses        2,249,547     1,938,071        1,977,276     1,768,800

Operating Loss             (235,214)     (201,717)        (419,295)     (551,535)

Other Expenses               28,392        28,392           52,062        52,062

Net Loss                   (263,606)     (230,109)        (471,357)     (603,597)

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


NOTE G - SUBSEQUENT EVENTS

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