Form 10-K/A
period 1996-12-31
RYKA INC
filed 1997-11-12
CIK 828750

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

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

     RECENT EVENTS. On August 15, 1996, the Company entered into a new credit facility with a bank. Concurrently with RYKA, KPR entered into a new credit facility with the same bank. On November 8, 1996, the bank notified KPR that KPR was in default of certain financial convenants. At the time of KPR's default, RYKA's credit facility was not cross-defaulted with KPR's agreement and RYKA was in compliance with its own financial covenants. Accordingly, RYKA was not in default of its loan with the bank. Since November 1996, RYKA and KPR have been in negotiations with the bank to extend their credit facilities. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources."

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

     RYKA uses commissioned independent representative organizations throughout the United States to promote and sell its products to retailers. RYKA does not have any written contractual arrangements with such representative organizations. These representative organizations also handle products of other sporting goods manufacturers, but they do not sell athletic shoes that compete with RYKA's products. RYKA has supported its international marketing efforts by working directly with its independent foreign distributors in Japan, South Africa and Israel.

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

     RYKA also is an active participant in fitness programs sponsored by the Aerobics and Fitness Association of America and the International Dance and Exercise Association and recently agreed to be the exclusive footwear for the American Aerobic Association/International Sports Medicine Association. RYKA actively solicits the placement of its products in articles and photo features in consumer, trade and fitness magazines. Editorials, product reviews and/or advertisements for RYKA's products appeared in such periodicals as Fitness Magazine, IDEA Today, Women's Sports and Fitness, Shape, Prevention, Fortune, News Journal and Footwear News.

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

     Dependence Upon Key Personnel. The Company's ability to market its products and to achieve profitability will depend, in large part, on its ability to attract and retain qualified personnel. Competition for such personnel is intense and there can be no assurance that the Company will be able to attract and retain such personnel. In particular, RYKA is dependent upon the services of Michael G. Rubin, its Chairman and Chief Executive Officer. RYKA does not currently have an employment agreement with Michael Rubin, however RYKA has entered into a five-year employment agreement with Mr. Rubin which will become effective upon the completion of the proposed Reorganization. RYKA maintains key person life insurance policies on Mr. Rubin with coverage in amount of $4,000,000. The loss of Mr. Rubin could have a material adverse effect on the Company.

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



     Customer Preferences and Competition. The athletic footwear industry is intensely competitive and subject to rapid changes in consumer preferences, as well as technological innovations. A major technological breakthrough or unusual marketing or promotional success by one of the Company's competitors could adversely affect the Company's competitive position. Competition in the markets for the Company's products occurs in a variety of ways, including price, quality, brand image and ability to meet delivery commitments to retailers. The intensity of the competition faced by the Company and the rapid changes in the consumer preference and technology that can occur in the footwear market constitute significant risk factors in the Company's operations.

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

     NASDAQ Delisting. The Company did not meet the listing standards for inclusion on the NASDAQ Small Cap Market and was delisted on September 15, 1995. The Company's Common Stock is currently listed on the OTC - Bulletin Board. Such delisting may have decreased the liquidity and transferability of the Company's common stock. The Company believes that the completion of the proposed Reorganization and related reverse stock split should better enable the Company to relist its common stock on the NASDAQ Stock Market, thereby increasing the liquidity and transferability of its common stock; however, there can be no assurance that the Reorganization will be consummated, or if consummated, will result in the inclusion of the Company's common stock on NASDAQ.

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

      General and Administrative Expenses. General and administrative expenses, including the provision for losses on doubtful accounts, decreased by $823,893, or 39.9%, from $2,065,553 for 1995 to $1,241,660 for 1996. This decrease was due primarily to: (i) a decrease in 1996 in the Company's provision for estimated bad debts of approximately $345,000; (ii) a decrease in factoring commissions of approximately $65,000; (iii) a decrease of approximately $133,000 in consulting fees incurred in 1995 in connection with the hiring of interim management; (iv) a decrease in legal expense of approximately $70,000; and (v) a decrease in other general and administrative expenses for 1995 which included approximately $40,000 in legal fees incurred in connection with a failed attempt to raise capital from investors and approximately $33,000 in trademark and licensing fees incurred in connection with the dissolution of RYKA GMBH in Germany which formerly held the trademark of RYKA.

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

     Research and Development Expenses. Research and development expenses increased by $311,376, or 86.6%, from $359,646 in 1995 to $671,022 in 1996.
This increase reflects a continuing effort by management to improve the Company's product line. The increase is comprised of (i) an increase in salaries and consulting fees of approximately $200,000; (ii) an increase in travel and entertainment of approximately $75,000 related to expenses incurred in connection with trips by production and development personnel to China to develop and supervise production; and (iii) an increase in sample costs of approximately $40,000. The Company has reason to believe research and development expenses will decrease from this rate as a result of the Company's intention to hire in-house designers as opposed to engaging outside consultants; however, there can be no assurance that a decrease in such expenses will occur.

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

     On August 15, 1996, the Company entered into a credit facility with a bank which replaced the Company's prior credit facility. The new credit facility initially had a term of one year and increased the amount that RYKA could borrow to $4,500,000 based upon certain advance ratios with interest at prime plus 0.25%. Concurrently with RYKA, KPR closed a new credit facility with the same bank. At December 31, 1996, RYKA owed a total of $1,592,453 under its credit facility with the bank, RYKA's only lender.

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


     On November 8, 1996, the Company's and KPR's bank notified KPR that KPR was in default of certain financial covenants, specifically the debt to net worth ratio (which was required to be 5.50:1.0 though was 7.80:1.0 at August 31, 1997 and 8.90:1.0 at September 30, 1997) and required tangible net worth (which was required to be at least $850,000 at September 30, 1997 though was $156,438 at such date), and certain provisions relating to financial information, specifically improper recognition of revenue and related expenses. On November 8, 1997, at the time of KPR's default, RYKA's credit facility was not cross-defaulted with KPR's agreement and RYKA was in compliance with its own financial covenants. Accordingly, RYKA was not in default of its loan with the bank.

     As a result of KPR's default, on February 7, 1997, KPR entered into a forbearance agreement regarding its credit facility pursuant to which, among other things, the bank agreed not to pursue its remedies under the credit facility until the earlier of April 18, 1997 (as amended) or an event of default (as defined), established new financial covenants and provided for a termination date of April 18, 1997 (as amended). Also on February 7, 1997, in conjunction with KPR's forbearance agreement, the Company entered into an amendment to its credit facility that provided for, among other things, a similar termination date of April 18, 1997 (as amended) for the Company's credit facility.

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

     On April 21, 1997, RYKA entered into an agreement with certain investors to sell 2,500,000 shares of Common Stock for an aggregate purchase price of $750,000 (the "1997 Private Placement"). The proceeds of this sale were used by the Company to repay $385,000 of the $851,000 subordinated loan from KPR. The remaining proceeds from this sale were used by the Company to open $810,000 in letters of credit for the benefit of KPR. The Company is repaying a portion of the subordinated loan for KPR and is opening letters of credit on behalf of KPR in order to allow KPR to obtain sufficient financing for its operations until the proposed Reorganization between RYKA and the KPR Companies can be completed and a new credit facility for the combined companies can be negotiated.

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

     During 1996, the Company's Chief Financial Officer was granted a total of 150,000 options to purchase Common Stock at an exercise price of $0.20 per share, and in connection with her termination, the Company's prior Spokesperson was granted a total of 500,000 options to purchase Common Stock at an exercise price of $0.42 per share.

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

        On July 31, 1995, RYKA borrowed the sum of $851,440 from KPR in the form of a secured subordinated loan with interest at the prime rate plus one percent and repayment terms coincident with the revolving credit facility with RYKA's principal lender. For 1996, RYKA paid $78,944 in interest to KPR. Of the $750,000 raised by the Company in the 1997 Private Placement, the Company repaid to KPR $385,000 of the $851,000 subordinated loan. The remaining proceeds from the 1997 Private Placement were used by the Company to open $810,000 in letters of credit for the benefit of KPR. The Company is repaying a portion of the subordinated loan for KPR and is opening letters of credit on behalf of KPR in order to allow KPR to obtain sufficient financing for its operations until the proposed Reorganization between RYKA and the KPR Companies can be completed and a new credit facility for the combined companies can be negotiated.

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

                            CONTINUED ON NEXT PAGE

                           RYKA Inc. and Subsidiary
                     Consolidated Statements of Cash Flow

                                                                                   Year Ended December 31,
                                                                                1996        1995        1994
                                                                            ************  **********  *********
Cash flows from financing activities:
       Increase (decrease) in payable to lender, net                         1,592,453  (2,078,730)   155,971
       Increase (decrease) in payable to factor, net                               -    (1,286,237)   786,237
       Proceeds from sale of common stock                                    2,500,000        -          -
       Proceeds from bridge financing                                              -       120,000    300,000
       Repayment of bridge financing                                               -          -      (300,000)
       Reduction in other liability                                                -       150,000       -
       Repayment of notes payable to stockholder                                   -          -      (125,000)
       Repayments of capital lease obligations                                     -          -       (17,878)
       Proceeds from exercise of stock options and
               warrants                                                            -       290,248     60,753
       Proceeds from issuance of common stock, net of
               issuance costs                                                      -       612,353  1,174,537
       Proceeds from subordinated note payable, affiliate                          -       851,440       -
                                                                           ------------------------------------
                       Net cash provided by (used for) financing
                         activities                                          4,092,453  (1,340,926) 2,034,620
                                                                           ------------------------------------
Net increase (decrease) in cash and cash
       equivalents                                                             (40,040)   (218,717)   212,473

Cash and cash equivalents, beginning of year                                    77,509     296,226     83,753
                                                                           ------------------------------------

Cash and cash equivalents, end of year                                         $37,469     $77,509   $296,226
                                                                           ====================================
Supplemental disclosure of cash flow information:
       Cash paid during the year for interest                                 $221,173    $340,715   $303,092
                                                                           ====================================
Supplemental disclosure of noncash investing and
       financing activities:

               Issuance of common stock and warrants in partial
                  settlement of amounts due creditors                              -      $130,319      -
                                                                           ====================================
               Conversion of other liability into contributed capital          $70,000        -         -
                                                                           ====================================
               Issuance of warrants as compensation and as settlement
                  of employment agreement                                     $523,614        -         -
                                                                           ====================================
               Issuance of warrants for failure to register 1995
                  Private Placement shares                                      45,000        -         -
                                                                           ====================================
               Issuance of warrants for licensing agreement                    $31,000        -         -
                                                                           ====================================
               Issuance of common stock for services                               -       145,000      -
                                                                           ====================================
               Licensing agreement obtained under financing                    $70,000        -         -
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

                           RYKA INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

Licenses: The Company records licenses acquired at cost and amortizes such cost
--------
over the term of the license or life of the underlying patent whichever is less.

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

Reclassifications: Certain 1994 and 1995 balances have been reclassified to
-----------------
conform with the 1996 financial statement presentation. These reclassifications included a $270,000 adjustment to liabilities for amounts originally classified as stockholders deficiency at December 31, 1995. $235,000 of such amount became permanent equity during 1996.

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

                           RYKA INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

     In addition, the Company issued a seven year contingent stock purchase warrant (the "Contingent Warrant"), to MR to purchase up to an additional 4,000,000 shares of Common Stock for an exercise price of $.01 per share for $560 when the fair value of such warrant was approximately $35,000 according to an independent valuation of such transaction. Pursuant to the warrant terms, if at any time within one year from the date of issuance for the Contingent Warrant the Company issues a number of shares of Common Stock which results in the Company having in excess of 50,000,000 shares of Common Stock issued and outstanding, provided, that any such shares above such 50,000,000 were issued solely for the purpose of a) inducing a lender to make a loan or loans to the Company, or b) in connection with an infusion of capital to the Company, or c) a settlement of debts with the Company's creditors, or d) a combination thereof, then upon the occurrence of such stock issuance, for every ten (10) additional shares of Common Stock which are issued, four (4) of such shares shall vest under the Contingent Warrant to MR, who upon exercise shall pay an additional one cent ($.01) per share for the issuance of such additional shares. At December 31, 1996 2,131,730 shares related to this warrant are vested. In

                           RYKA INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE C - SECURITIES PURCHASE AGREEMENT WITH MR ACQUISITIONS, L.L.C. - CONTINUED

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
                            =========           ==========


As a condition of the 1995 Private Placement, in the event the Company was unable to register such securities with the Securities and Exchange Commission in a filing which was effective within 120 days of the Agreement, the Company would be required to remit the investors $10,000 for each month such registration statement was not effective up to a maximum of 20 months for a maximum liability of $200,000.

As of December 31, 1995, the Company had reached a settlement agreement with an investor representing 25% of the 1995 Private Placement to issue to such investor warrants to purchase 20,000 shares of common stock for each months such registration was not effective up to a maximum of 40,000 shares. No other settlements had been reached or waivers received from other investors through December 31, 1995. Accordingly, $150,000 of the proceeds have been classified as other liabilities at December 31, 1995.

As of December 31, 1996, the Company obtained settlement agreements with investors representing 50% of the 1995 Private Placement which would result in the issuance of 40,000 shares of common stock (including the 20,000 shares with respect to the settlement discussed above) for each month such registration was not effective up to a maximum of 800,000 shares. In addition, through December 31, 1996, the Company had obtained waivers from other investors which represented an additional 32.5% of the 1995 Private Placement. Accordingly, $35,000 of the proceeds have been classified as other liabilities at December 31, 1996.

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

In October, 1996, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to register the shares placed in the 1995 Private Placement, 1996 Private Placement as well as the securities held by others who were granted piggy-back registration rights. The Company has decided to withdraw this Registration Statement.

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
                      =======  =======  =======  =======  =======  =======  =========  =======  =========  ===========  =======


During August 1996, in connection with a termination of employment of an officer of the company, the Company elected to accelerate the vesting of certain employee stock options amounting to 625,000 shares, so that these shares became fully vested at the time of termination. Further in connection with this termination, the Company granted the former officer stock options vesting immediately to purchase an additional 500,000 shares of stock at $.47 per share. As part of the terms of the agreement the former officer was engaged to act as a consultant for a term of three years. There was no expense associated with the acceleration of the vesting of options to purchase 625,000 shares. There was, however, a $16,000 expense associated with the grant of options to purchase the additional 500,000 shares, which expense was recorded in 1996 and is included in general and administrative expenses.

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

On May 22, 1996 RYKA settled a patent infringement with a patent holder in exchange for warrants to purchase 250,000 shares of Common Stock at $.265 a share, and $75,000 payable over a three year period. This settlement granted RYKA and affiliated companies a license to manufacture shoes using the patented technology. The license agreement releases RYKA and affiliated companies (owned 100% by MR under the YUKON and APEX brands) a release from all past, existing and future claims. The cost of the license was recorded at $100,000 which was made up of two components: (i) $69,000, or the net present value of $75,000 payable over three years, and (ii) $31,000, or the appraised value of 250,000 warrants to the patent holders with an exercise price of $0.265 per share.


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