Form 10-Q
period 1997-09-30
RYKA INC
filed 1997-11-14
CIK 828750

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
================================================================================

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

     For the period ended SEPTEMBER 30, 1997
                          ------------------
                       or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities and Exchange Act of 1934.

     For the transition period from               to
                                    -------------     ------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X     No
                                     ---       ---

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of November 14, 1997:

         Common Stock $.01 par value                       66,367,056
         ---------------------------                   ------------------
            (Title of each class)                      (Number of Shares)

--------------------------------------------------------------------------------

                                   RYKA Inc.
               Form 10-Q for the Period Ended September 30, 1997

                               Table of Contents
================================================================================


                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements:
           Consolidated Balance Sheets as of September 30, 1997
             and December 31, 1996                                          3
           Consolidated Statements of Operations for the three-month
             and nine-month periods ended September 30, 1997 and
             September 30, 1996                                             4
           Consolidated Statements of Cash Flows for the nine-month
             periods ended September 30, 1997 and September 30, 1996        5
           Notes to Consolidated Financial Statements                    6 to 8

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                   9 to 14


PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                               15
  Item 2.  Changes in Securities                                           15
  Item 3.  Defaults on Senior Securities                                   15
  Item 4.  Submission of Matters to a Vote of Security Holders             15
  Item 5.  Other Information                                               15
  Item 6.  Exhibits and Reports on Form 8-K                                15
  Signatures                                                               16
  Exhibit Index and Exhibits                                               17

PART I--FINANCIAL INFORMATION
ITEM 1--FINANCIAL STATEMENTS

                           RYKA Inc. and Subsidiary
                          Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                  September 30,          December 31,
                                                                      1997                   1996
                                                                  ------------           -----------
                                                                   (Unaudited)
                      ASSETS
Current assets:
  Cash                                                             $   506,069            $    37,469
  Accounts receivable, net of allowance for doubtful
   accounts of $53,995 in 1997 and $65,941 in 1996                   3,965,559              1,947,036
  Inventory                                                          2,100,281              2,644,017
  Prepaid expenses and other current assets                            385,645                149,306
  Note receivable, officer                                              20,000                 20,000
                                                                   -----------            -----------
                 Total current assets                                6,977,554              4,797,828

Property and equipment, at cost, net of accumulated
  depreciation                                                         231,025                194,815

Other assets                                                            80,947                 70,000
                                                                   -----------            -----------

                 Total assets                                      $ 7,289,526            $ 5,062,643
                                                                   ===========            ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable, bank                                               $ 2,855,221            $ 1,592,453
  Accounts payable and accrued expenses                              1,875,407              1,001,577
  Due to customer                                                      369,606                413,290
  Due to KPR                                                            60,745                 18,928
  Subordinated note payable, affiliate                                 466,440                851,440
                                                                   -----------            -----------
                 Total current liabilities                           5,627,419              3,877,688

  Other liabilities                                                      --                    35,000

Commitments and contingencies

Stockholders' equity:
  Preferred Stock, $0.01 par value, 1,000,000
   shares authorized; none issued or outstanding                         --                       --
  Common Stock; $0.01 par value, 90,000,000
   shares authorized; 66,367,056 and 56,635,326 shares
   issued and outstanding at September 30, 1997 and
   December 31, 1996, respectively                                     612,671                566,353
  Additional paid-in capital                                        21,146,844             20,311,843
  Accumulated deficit                                              (20,097,408)           (19,728,241)
                                                                   -----------            -----------
                 Total stockholders' equity                          1,662,107              1,149,955

                 Total liabilities and stockholders' equity        $ 7,289,526            $ 5,062,643
                                                                   ===========            ===========

Please refer to the notes to consolidated financial statements.

                           RYKA Inc. and Subsidiary
                     Consolidated Statements of Operations
--------------------------------------------------------------------------------


                                                  Three Months Ended               Nine Months Ended
                                                     September 30,                   September 30,
                                                 1997             1996           1997             1996
                                              ---------------------------     ---------------------------
                                                      (Unaudited)                      (Unaudited)
Net sales                                     $ 4,809,758     $ 4,222,641     $12,067,933     $ 7,176,260
Cost of goods sold                              3,533,852       2,716,706       8,639,014       4,812,483
                                              -----------     -----------     -----------     -----------
Gross profit                                    1,275,906       1,505,935       3,428,919       2,363,777

Operating expenses
  General and administrative expenses             432,207         359,830       1,252,414         848,763
  Sales and marketing expenses                    619,073         731,165       1,793,760       1,365,054
  Research and development expenses               154,383         138,123         452,195         551,965
  Special Charges                                    -            152,715                         152,715
  Contingent warrant compensation                    -            437,184            -            511,614
                                              -----------     -----------     -----------     -----------

                                                1,205,663       1,819,017       3,498,369       3,430,111
                                              -----------     -----------     -----------     -----------

Operating income (loss)                            70,243        (313,082)        (69,450)     (1,066,334)
                                              -----------     -----------     -----------     -----------

Other (income) expense:
  Interest expense                                 97,690          59,006         239,959         141,539
  Interest income                                    (354)         (2,491)         (1,249)         (4,570)
  Merger related costs                             18,149          34,000          61,007          34,000
                                              -----------     -----------     -----------     -----------

                                                  115,485          90,515         299,717         170,969
                                              -----------     -----------     -----------     -----------

Net loss                                         ($45,242)      ($403,597)      ($369,167)    ($1,237,303)
                                              ===========     ===========     ===========     ===========

Net loss per share                                ($  -  )          ($.01)          ($.01)          ($.02)
                                              ===========     ===========     ===========     ===========

Weighted average common and common
  equivalent shares outstanding                60,386,559      61,523,941      58,421,284      50,552,211
                                              ===========     ===========     ===========     ===========

Please refer to the notes to consolidated financial statements.

                           RYKA Inc. and Subsidiary
                     Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------


                                                                            Nine Months Ended
                                                                              September 30,
                                                                        1997                1996
                                                                    --------------------------------
                                                                               (Unaudited)
Cash flows from operating activities:
  Net loss                                                             (369,167)         ($1,237,303)
  Adjustments to reconcile net loss to cash
    provided by (used in) operating activities:
      Depreciation and amortization                                      62,367               39,081
      Contingent warrant compensation                                      -                 511,614
      Provision for losses on accounts receivable                       (11,946)             (34,000)
      Capital contributed as services                                    75,000               75,000
      Changes in operating assets and liabilities:
        Accounts receivable                                          (2,006,576)          (3,250,885)
        Inventory                                                       543,736           (1,688,227)
        Prepaid expenses and other current assets                      (236,339)              17,573
        Accounts payable and accrued expenses                         1,243,436               28,012
        Due to customer                                                (413,290)                -
        Due to affiliate                                                 41,817              130,747
                                                                    -----------          -----------
        Net cash (used in) operating activities                      (1,070,962)          (5,408,388)
                                                                    -----------          -----------

Cash flows (used in) investing activities:
  Acquisitions of equipment                                             (89,402)             (15,466)
  Other assets                                                          (20,122)              (7,500)
  Note receivable, officer                                                 -                 (20,000)
  Licensing fees                                                           -                    -
                                                                    -----------          -----------

        Net cash (used in) investing activities                        (109,524)             (42,966)
                                                                    -----------          -----------

Cash flows provided by (used in) financing activities:
  Proceeds from note payable, bank                                    1,262,768            2,958,403
  Deferred registration costs                                              -                    -
  Proceeds from sal of common stock                                     750,000            2,500,000
  Proceeds from exercise of warrants                                     21,318                 -
  Repayment of subordinated note payable, affiliate                    (385,000)                -
                                                                    -----------          -----------

        Net cash provided by financing activities                     1,649,086            5,458,403
                                                                    -----------          -----------

Net increase in cash                                                    468,600                7,049

Cash, beginning of period                                                37,469               77,509
                                                                    -----------          -----------

Cash, end of period                                                 $   506,069          $    84,558
                                                                    ===========          ===========

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

The Company's financial statements for the quarter ended September 30, 1997 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant recurring losses since its inception and had an accumulated deficit at September 30, 1997 of $20,097,408.

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

NOTE B - DEBT

The Company's current credit facility consists of a $4,500,000 asset based revolving credit facility. The facility, which terminates on November 30, 1997, makes funds available to the Company based upon a percentage of inventory and accounts receivable, as defined in the agreement. Interest on the amounts outstanding was paid monthly at the rate of prime plus 1% through June 3, 1997 increasing to prime plus 3 1/2% thereafter and is due on demand. As of September 30, 1997, the Company owed $2,855,221 under this facility. Interest expense in connection with this facility was $182,043 for the nine months ended
September 30, 1997.

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

On November 11, 1997 the Company received a commitment from a prospective lender. The commitment provides the Company with a $5,000,000 facility at prime plus 1/4% with a provision for seasonal overadvances of up to $1,000,000 during specific periods. The commitment is contingent upon the Company meeting certain conditions. The

Company believes that the conditions precedent will be met and the Company's existing credit facility will be successfully refinanced by November 30, 1997 (termination date).


NOTE C - RELATED PARTY TRANSACTIONS

The Company conducts its operations and warehouses inventory in a facility subleased from KPR. Terms of the sublease require rental payments of approximately $4,000 per month for use of these facilities and the warehousing through July 31, 1998. Rental payments charged to operations pursuant to the above lease were $35,625 for the nine months ended September 30, 1996 and 1997, respectively. Any other cost related to the use of the joint facility or for other services provided by KPR or its affiliates will be charged to the Company on an arms length basis and will be subject to approval by a special disinterested committee of the Board of Directors.

The Chairman and Chief Executive Officer of the Company devotes a portion of his time to the Company's operations and marketing and sales related activities for which he does not receive any compensation. The value of these services for the nine months ended September 30, 1997, estimated at $75,000, was recorded as compensation expense and included as part of general and administrative expenses in the statement of operations and as a contribution to capital and included as additional paid-in capital in the balance sheet.

KPR has advanced certain funds to the Company on a temporary basis in the ordinary course of business (ie. payroll related expenses, other general operating expenses), and the Company has advanced certain funds to KPR. Such amounts are included in the balance sheet as either a current asset - due from affiliate or a current liability - due to affiliate.

In connection with the subordinated loan provided by KPR of $851,440 during 1995, the Company recorded interest expense of $59,093 and $47,547 for the nine months ended September 30, 1996 and 1997, respectively. On April 21, 1997, the Company repaid $385,000 of the subordinated note payable out of proceeds from an equity offering (see Note D) such that the balance outstanding at September 30, 1997 was $466,440.

During the quarter ended June 30, 1997, the Company opened $810,000 in letter of credit agreements for the benefit of KPR. At September 30, 1997, all of these letter of credit agreements have been satisfied and none remain outstanding.

On September 26, 1996, the Company entered into an Agreement and Plan of Reorganization, as amended and restated (the "Reorganization Agreement") with KPR and certain affiliated companies (collectively the "KPR Companies") and Michael G. Rubin, Chairman and Chief Executive Officer of RYKA and the sole stockholder of the KPR Companies, pursuant to which, subject to the approval by the stockholders of RYKA, scheduled for December 4, 1997, and the Company's lender, RYKA would become a holding company by transferring all of its assets and liabilities to a wholly owned subsidiary and would acquire the KPR Companies in exchange for 163,250,000 shares of RYKA (the "Reorganization").

On November 12, 1997, in connection with the Reorganization, the Company filed the proxy statement with the Securities and Exchange Commission.


NOTE D - EQUITY TRANSACTIONS, STOCK OPTIONS AND WARRANTS

Equity transactions:

The Company offered for sale, through a private placement, 4,000,000 shares of Common Stock during the third quarter of 1995 (the "1995 Private Placement"). As a condition of the 1995 Private Placement, the Company was required to register such stock with the Securities and Exchange Commission within 120 days of the closing (by November 28, 1995). In the event that the Company did not timely effect such registration, the Company was required to pay to the investors $5,000 and warrants to purchase 40,000 shares for each month such registration statement does not become effective, up to a maximum reduction in stock proceeds of $100,000 and a maximum additional issuance of stock purchase warrants of 800,000 shares. Since the registration was not accomplished within the 120 day period, the Company has either obtained waivers of such payments or issued warrants to certain participants in the 1995 Private Placement. Accordingly, at September 30, 1997 and December 31, 1996, respectively, $0 and $35,000 of the proceeds of the 1995 Private Placement have been classified as other liabilities related to those participants who have not provided waivers. Through September 30, 1997, warrants to purchase 720,000 shares of Common Stock are to be issued to investors with an exercise price of $.25 and exercisable 10 years after the date of issue.

On April 21, 1997 the Company sold 2,500,000 shares of the Company's Common Stock for $750,000 to certain investors. The proceeds from this sale were used to repay $385,000 of the subordinated note payable to KPR and to enable the Company to open $810,000 in letter of credit agreements for the benefit of KPR.

Stock Options:

On August 8, 1997, MR Acquisitions, L.L.C. "MR" exercised its warrant for the purchase of 2,131,730 shares of Common Stock at a price of $.01 per share. This warrant was issued to "MR" on July 31, 1995 in connection with the Securities Purchase Agreement between "MR" and the Company.

On November 11, 1997 "MR" exercised its warrant for the purchase of 5,100,000 shares of Common Stock at a price of $.01 per share. This warrant was issued to "MR" on July 31, 1995 in connection with the Securities Purchase Agreement between "MR" and the Company.

The Company has issued options to certain employees to purchase shares of the Company's Common Stock at prices which approximated fair market value at the date of grant. The options vest at various times over periods ranging up to four years and generally must be exercised within 10 years from the date of grant. A summary of such options granted in the first nine months of 1997 as follows:


                                                         NUMBER OF SHARES
---------------------------------------------------------------------------------------------------------------------------------
                   Non-Plan    1987      1988      1990      1992      1993       1995       1996       For
                    Grants     Plan      Plan      Plan      Plan      Plan       Plan       Plan     Employee       Price of
                                                                                                      Directors       Shares
---------------------------------------------------------------------------------------------------------------------------------
Outstanding at
December 31,
1996                416,321   264,746   140,351   160,500   849,060   899,000   1,400,000   670,000    25,000     $.25-$1.31

Granted during
  nine month
ended Septem-
  ber 30, 1997                                                                                         25,000      $.20-$.47

  Canceled
during the nine
 months ended
September 30,         --        --          825       --      2,500     1,000      20,000      76,667      --          --
   1997             -------   -------   -------   -------   -------   -------   ---------     -------  ------      ---------

Outstanding at
September 30,
1997                416,321   264,746   139,526   160,500   846,560   898,000   1,380,000     593,333  50,000          --
                    =======   =======   =======   =======   =======   =======   =========     =======  ======      =========



Contingent Stock Options and Warrants:

The Board of Directors of RYKA on March 9, 1997 authorized the issuance of options and warrants to purchase shares of the Company's Common Stock to certain employees of KPR and RYKA and to athletes endorsing the Apex brand for KPR. The issuance of these options and warrants to employees of KPR and athletes endorsing the Apex brand are contingent upon the consummation of the acquisition by RYKA of the KPR Companies in the Reorganization. The exercise price for these options will be the fair market value of the stock at the time of such acquisition. A summary of such options is as follows:


                                        Options           Warrants
                                       ---------         ----------
      KPR Employees                      530,000                 --

      RYKA Employees                     930,000                 --

      KPR Athletes                           N/A           3,200,000
                                       ---------           ---------
                                       1,460,000           3,200,000
                                       =========           =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward Looking Statements

Certain information contained in this Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the Company's financial condition, results of operations and liquidity and capital resources and statements as to management's beliefs, expectations or options. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors, as and when applicable, are discussed in the Company's filings with the Securities and Exchange Commission, including its most recent Form 10-K, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto.

General Overview

RYKA has not had a single profitable fiscal year since its inception and incurred losses of approximately $50,000 and $369,000 for the three months and nine months ended September 30, 1997, respectively. In addition, RYKA had an accumulated deficit of approximately $20,097,408 and stockholders' equity of approximately $1,662,107 at September 30, 1997.

On September 26, 1996, RYKA entered into an Agreement and Plan of Reorganization, as amended and restated (the "Reorganization Agreement"), with KPR Sports International, Inc. ("KPR") and certain affiliated companies (collectively, the "KPR Companies") and Michael G. Rubin, Chairman and Chief Executive Officer of RYKA and the sole stockholder of the KPR Companies, pursuant to which RYKA would become a holding company by transferring all of its assets and liabilities to a newly-formed, wholly-owned subsidiary and would acquire the KPR Companies in exchange for 163,250,000 shares of RYKA (the "Reorganization").

Although the Reorganization was originally scheduled to close by December 31, 1996, due to recent events discussed herein, the completion of the Reorganization has been delayed. RYKA expects the Reorganization to become effective by the end of 1997, although the consummation of the Reorganization is subject to a number of conditions, including but not limited to, approval by the stockholders of RYKA, and certain required consents, including the consent of RYKA's and the KPR Companies' current bank. Therefore, there can be no assurance that the Reorganization will be consummated. In the event that the Reorganization is not consummated, or further delayed, RYKA may be required to sell additional equity and/or debt to continue the operations of RYKA. Further, upon completion of the Reorganization, RYKA may sell additional equity and/or debt in order to support future operations.

Results of Operations

The following table sets forth, for the periods indicated, the relative percentage that certain items in the Company's Consolidated Statements of Operations bear to the Company's net sales:

                                                               THREE MONTHS                    NINE MONTHS
                                                            ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                         -------------------------      -------------------------
(In Thousands)                                               1997         1996              1997         1996
                                                         -----------   -----------      -----------   -----------
                                                         (Unaudited)   (Unaudited)      (Unaudited)   (Unaudited)
Net Sales..............................................     100.0%        100.0%           100.0%        100.0%
Cost and expenses......................................
  Cost of goods sold...................................      73.5%         64.3%            71.6%         67.1%
                                                         -----------   -----------      -----------   -----------
  Gross Profit.........................................      26.5%         35.7%            28.4%         32.9%


Costs and Expenses:
   General and Administrative expenses......             8.9%              8.5%           10.4%           11.8%
   Sales and marketing expenses.............            12.9%             17.3%           14.9%           19.0%
   Research and development expenses........             3.2%              3.3%            3.8%            7.7%
   Special Charges..........................                               3.6%                            2.1%
   Contingent warrant compensation..........              --              10.4%              --            7.1%
                                                     ------------      -----------      -----------    -----------
                                                        25.0%             43.1%           29.1%           47.7%
   Operating Income (loss)..................             1.5%             (7.4%)           (.7%)         (14.8%)
   Other expense, net.......................             2.4%              2.1%            2.5%            2.4%
                                                     ------------      -----------      -----------    -----------
   Net income (Loss)........................             (.9%)            (9.5%)          (3.2%)         (17.2%)
                                                     ============      ===========      ===========    ===========


Net sales. Net sales for the three months ended September 30, 1997 increased by $587,117, or 13.9%, and increased by $4,891,673, or 68.2%, for the nine months ended September 30, 1997, respectively, compared to the corresponding periods in 1996. Given the early shipment of approximately $2 million its Fall 1997 product line in the second quarter of 1997, the third quarter results yielded a decrease in sale when compared to the third quarter of 1996. The ability of the Company to ship a portion of its Fall product line early by historical company standards is attributable to an improvement in the product design, development and sampling processes. The increase in net sales for the nine month period of 1997 compared to the same period of 1996 is due primarily due to (I) the continued expansion of relationships established during the Fall of 1996 with major footwear retailers in the women's athletic market and (II) the development of a committed group of manufacturers sales representatives selling RYKA's products for in most cases in excess of two years. These positive influences continued to be mitigated by a sluggish retail environment and strong competition by companies with more financial resources than RYKA in the women's athletic industry.

Cost of goods sold. Cost of goods sold for the three and nine month periods ended September 30, 1997 and 1996 increased $817,146, or 30.1% and $3,826,531, or 79.5%, respectively compared to the corresponding periods in 1996. An analysis of gross profit by quarter for each of the first three quarters of 1997 compared to the same quarters of 1996 with the corresponding inventory levels at the end of the respective quarters follows:

In $000's


                                       1996             1997
First Quarter
    Sales                            $1,736            $2,584
    Gross Profit                       $565              $874
    Gross Profit %                    32.59%             33.8%

    Inventory                        $1,070            $2,822

Second Quarter
    Sales                            $1,217            $4,674
    Gross Profit                       $292            $1,278
    Gross Profit %                    23.98%            27.36%

    Inventory                          $772            $4,148

Third Quarter
    Sales                            $4,223            $4,809
    Gross Profit                     $1,505            $1,276
    Gross Profit %                    35.66%            26.53%

    Inventory                        $2,367            $2,100


Gross profit expressed as a percentage of sales decreased from 32.9% for the nine months ended September 30, 1996 to 28.4% for the nine months ended September 30, 1997. While the gross profit percentage was relatively flat for the six months ended June 30, 1997 compared to the comparable period of 1996, gross profit for the third quarter ended September 30, 1997 was 26.53% compared to 35.66% for the same quarter of the prior year. This decrease was due to efforts made by the Company to closeout inventory and reduce the level of inventory on hand. This was necessitated by the continuing cash flow problems experienced by the Company. The result was to reduce inventory by $2,047,857 or 49.3% from $4,148,138 at June 30, 1997 to $2,100,281 at September 30, 1997.
The ability of the Company to ship fall product during the three months ended June 30, 1997 at full margins favorably impacted the gross profit for that period compared to the corresponding period of 1996. The impact in the third quarter was to reduce the amount, and proportion of full margin sales in the third quarter of 1997 compared to full margin fall sales reflected in the third quarter of 1996. The result of closing out inventory in the three months ended September 30, 1997 and shipping approximately $2 million of fall 1997 product in June 1997 (a quarter early compared to the prior season) resulted in a decrease in gross profit percentage in the third quarter of 1997 compared to the third quarter of 1996.

Due to a substantial increase in sales volume for the nine months ended September 30, 1997 compared to the comparable period of the prior year, the overall gross profit expressed in dollars increased $1,065,142, or 45%, from $2,363,777 for the nine months ended September 30, 1996 to $3,428,919 for the nine months ended September 30, 1997. As a result of the decrease in the gross profit percentage in the current year, the gross profit expressed in dollars (45.1%) did not increase proportionately to the increase in sales (68.2%).

General and administrative expenses. General and administrative expenses for the three months and nine month periods ended September 30, 1997 increased $72,377, or 20.1%, and $403,651, or 47.6%, respectively, compared to the corresponding periods in 1996. This increase in the three months ended September 30, 1997 over the comparable quarter of 1996 is primarily due to an increase in salaries and related payroll taxes of approximately $115,000. The increase in salaries is attributed to executive and support salaries associated with the hiring of a new president of the Company, the opening of a new office in Portland, Oregon, and the hiring of a new MIS (management information systems) director as well as an increase in his related support staff. This upgrade in personnel in the MIS department was necessitated by the conversions of the Company's computer systems to a more advanced system. This conversion took place in the fourth quarter of 1996. This increase was offset by a decrease of approximately $20,000 in costs incurred in connection with the annual shareholders' meeting which was held in 1996. The increase in general and administrative expense for the nine months ended September 30, 1997 was attributed to (I) an increase in payroll costs of approximately $240,000 resulting from growth in back office expenses to facilitate the growth of the business, the appointment of a new president and the related support staff related to the establishment of a new office in Portland, Oregon, (II) an increase in bank fees and professional fees of approximately $115,000 associated with negotiating and entering into the amended Credit Facility with the Company's existing lender, with amending RYKA's prior year financial statement and with preliminary examinations done by potential replacement lenders for which no deal was consummated and (III) an increase in bad debts writeoffs of approximately $70,000.

Sales and marketing expenses. Sales and marketing expenses for the three and nine month period decreased $112,092, or 15.3%, and increased $428,706, or 31.4%, respectively compared to the corresponding periods in 1996. The increase in the quarter ended September 30, 1997 over the comparable period of 1996 is primarily attributed to (I) a vendor supported marketing (VSM) program co-sponsored by the Company and a major athletic footwear retailer amounting to approximately $150,000 in 1996, which was incurred in the fourth quarter in 1997, (II) increases in promotion expenses of approximately $30,000, (III) increase of approximately $60,000 in outside distribution / warehousing expenses related to increases in inventory levels over the corresponding periods in 1996 and (IV) a reduction in advertising of approximately $55,000.

The increase in sales and marketing expenses for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 is attributed primarily to (I) increases in sales commissions of approximately $160,000 related to the increase in sales achieved over the corresponding period in 1996,
(II) an increase in promotions of approximately $165,000, (III) an increase of approximately $180,000 in outside distribution / warehousing related to increase in sales volume and inventory over the corresponding periods of the prior year,
(IV) a decrease of approximately $75,000 in advertising and (V) a decrease of approximately $70,000 in trade shows.

Research and development expenses. Research and development expenses for the three and nine months ended September 30, 1997 increased $16,260, or 11.8%, and decreased $99,770, or 18.1%, respectively, compared to the corresponding periods of 1996. The increase for the three months ended September 30, 1997 was primarily due to (I) an increase in sample costs of approximately $25,000 due to an expanding product line, (II) an increase in salaries of $15,000 approximately offset by (III) other production costs of $20,000. The decrease for the nine months ended September 30, 1997 compared to the same period of the prior year were primarily due to savings achieved by employing in-house designers compared to engaging outside consultants on a project basis in 1996 as well a reduction in travel and entertainment expenses related required by the consultants to develop product and monitor their production.

Special charges. Special charges of $152,715 incurred in the quarter ended September 30, 1996 resulted from the termination of the Partners Share Success Equity Incentive Program.

Contingent warrant compensation expense for the three and nine month periods ended September 30, 1996 of $74,430 relates to a non-cash charge for the vesting of 310,310 Contingent Stock Purchase Warrants ("Contingent Warrants") issued to MR Acquisition, L.L.C. ("MR") in July 1995 in connection with the Securities Purchase Agreement (the "Agreement") between the Company and MR. Pursuant to the Agreement, the Company issued a Contingent Warrant to purchase up to 4,000,000 shares of Common Stock at an exercise price of $.01 per share. Pursuant to the terms of the Contingent Warrant, if at any time within one year of the issuance of the Contingent Warrant (July 31, 1996), the Company issued a number of shares of Common Stock which resulted in the Company having in excess of 50,000,000 shares of Common Stock issued and outstanding, provided that any such shares above such 50,000,000 were issued for the purpose of (a) inducing a lender to make a loan or loans to the Company, or (b) in connection with an infusion of capital to the Company, or (c) settlement of debts with the Company's creditors, or (d) a combination thereof, then upon the occurrence of such stock issuance, for every ten (10) additional shares of Common Stock which were issued, four (4) shares would vest under the Contingent Warrant. During the three months ended September 30, 1996, 775,326 shares were issued by the Company, thereby resulting in the vesting of an additional 310,310 shares under the Contingent Warrant. Under accounting rules governing the issuance of warrants, the charge is equal to the difference between the strike price of $.01 per share and the fair market value of the stock at the time that the contingency is met.

Other Expenses, net. Other expenses, net for the three and nine months ended September 30, 1997 increased $24,970, or 27.6%, and $128,748, or 75.3%, respectively compared to the corresponding periods in 1996. The increases were due to increase in interest expense as a result of increased borrowings necessary to support higher accounts receivable and inventory levels over corresponding periods in 1996, as well as interest due under factory financing arrangements.

Liquidity and Capital Resources

As of September, 1997, RYKA's working capital was $1,335,853. The level of working capital maintained during the nine months ended September 30, 1997 relates primarily to the proceeds remaining from the 1996 Private Placement which totaled $2,500,000.

On August 15, 1996, RYKA entered into a credit facility with a lender which replaced RYKA's prior credit facility. The new credit facility initially had a term of one year and increases the amount that RYKA can borrow to $4,500,000 based upon certain advance ratios with interest at prime plus 0.25%. Concurrently with RYKA, the KPR Companies closed a new credit facility with the same lender. At September 30, 1997, RYKA owed a total of $ 2,855,221 under its credit facility with the bank, RYKA's only lender.

On November 8, 1996, RYKA's bank notified it that the KPR Companies were in default of certain financial covenants, specifically the debt to net worth ratio (which was required to be 5.50:1.0 and actually was 8.90:1.0 at September 30, 1997) and required tangible net worth (which was required to be at least $850,000 at September 30, 1997 and actually was $156,438 at such date), and certain provisions relating to financial information, specifically improper recognition of revenue and related expenses. On November 8, 1996, at the time of KPR's default, RYKA's credit facility was not cross-defaulted with the KPR Companies' agreement and RYKA was in compliance with its own financial covenants. Accordingly, RYKA was not in default of its loan with the bank.

As a result of the KPR Companies' default, on February 7, 1997, the KPR Companies entered into a forbearance agreement regarding its credit facility pursuant to which, among other things, the bank agreed not to pursue its remedies under the credit facility until the earlier of April 18, 1997 (as amended) or an event of default (as defined), established new financial covenants and provided for a termination date of April 18, 1997 (as amended). Also on February 7, 1997, in conjunction with the KPR Companies' forbearance agreement, RYKA entered into an amendment to its credit facility that provided for, among other things, a similar termination date of April 18, 1997 (as amended) for RYKA's credit facility.

As of June 4, 1997, the bank agreed to extend both RYKA's and the KPR Companies' credit facilities to November 30, 1997 or an event of default (as defined). At June 30, 1997, RYKA was not in compliance with certain financial ratios under its credit facility constituting events of default. On August 14, 1997, RYKA obtained modifications to its credit agreement to cure these events of default. Under its amended agreement, RYKA may borrow under its revolving credit facility up to the lesser of $4,500,000 or its borrowing base which is defined as 80% of eligible accounts receivable plus 60% of inventory nine-months old or more current. Interest on its borrowing is payable at the bank's prime rate plus
3 1/2%. RYKA is also required to
maintain certain receivables turnover ratios. RYKA's credit facility is guaranteed by Michael Rubin and certain entities owned by Michael Rubin and is cross-defaulted with KPR's agreement with the bank.

To date, RYKA continues to produce negative cash flow from operating activities. RYKA used $5,408,388 in cash flow from operating activities for the nine months ended September 30, 1996 as compared to $1,070,962 for the nine months ended

September 30, 1997.

On April 21, 1997, RYKA sold to certain investors 2,500,000 shares of Common Stock for an aggregate purchase price of $750,000. The proceeds of this sale were used by RYKA to repay $385,000 of the $851,000 subordinated loan from the KPR Companies. The remaining proceeds from this sale were used by RYKA to open $810,000 in letters of credit for the benefit of the KPR Companies. RYKA is repaying a portion of the subordinated loan to the KPR Companies and is opening letters of credit on behalf of the KPR Companies in order to allow the KPR Companies to obtain sufficient financing for its operations until the proposed acquisition of the KPR Companies can be completed and a new credit facility for the combined companies can be negotiated.

Effective April 1, 1997, RYKA negotiated 60-day payment terms with two of its major suppliers for up to an aggregate of $1,500,000 in purchases at an annual interest rate of 12.0%. Previously, terms with these suppliers required payment upon shipment of these goods.

During the first week of November, 1997, it came to the attention of RYKA that the KPR Companies had violated certain covenants of the forbearance agreement with their lender relating to the total amount of allowable closeout inventory and in-transit inventory. The lender has agreed to forbear on these covenant violations provided that the KPR Companies reduce the amount of the over-advances relating to these violations by November 14, 1997, reduce the amount of its closeout inventory to a level acceptable to the lender by November 19, 1997 and make certain payments to the lender if the credit facility is not repaid by November 22, 1997 or by November 30, 1997. Though RYKA's credit facility is cross-defaulted with the KPR Companies' credit facility, RYKA's lender has not declared RYKA's credit facility in default though the lender still has the authority to do so.

RYKA believes that its existing credit facility, together with the additional cash flow from the payment terms from its suppliers, will provide RYKA with sufficient resources through November 30, 1997. In addition, RYKA and the KPR Companies have received a commitment letter from a new lender, which provides for a $5,000,000 facility for RYKA and a $20,000,000 facility for the KPR Companies both at an interest rate of prime plus 1/4%, that RYKA believes will enable RYKA and the KPR Companies to repay their current bank in a timely manner, finance their operations and complete the proposed Reorganization. The commitment requires certain conditions be met by RYKA and the KPR Companies. These conditions include, among other items, that RYKA and the KPR Companies have, at loan closing, a minimum of $1,500,000 in the aggregate in unused but available borrowing capacity under the terms of the new credit facility. Management of RYKA and the KPR Companies believe that they will be able to fulfill this and the other requirements.

If however, RYKA is unable by November 30, 1997 to consummate the financing contemplated by the commitment letter, to obtain a new credit facility and/or additional equity and/or subordinated debt financing or to extend their credit facilities, there is no assurance that RYKA will be able to continue operations and RYKA will consider the need to postpone or cancel its Annual Meeting scheduled for December 4, 1997. There is no assurance that if RYKA is able to obtain such financing, it will be on terms satisfactory for RYKA. Moreover, given the dependence of RYKA on certain support provided by the KPR Companies, including, but not limited to, financial support, administrative support, warehousing and office rental, the KPR Companies' ability to obtain continued financing or additional financing for its operations could significantly adversely impact the ability of RYKA to continue in business independent of the KPR Companies.

Even if RYKA were able to obtain the financing discussed above or obtain alternative financing, RYKA may be required to raise additional equity and/or subordinated debt. However, no assurance can be given that

RYKA will be successful in raising additional capital, if necessary. Further, there can be no assurance that RYKA will achieve profitability or a positive cash flow even with sufficient capital resources.

                           PART II-OTHER INFORMATION
                           -------------------------


ITEM 1.     LEGAL PROCEEDINGS

Not Applicable


ITEM 2.     CHANGES IN SECURITIES

Not Applicable

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.     OTHER INFORMATION

Not Applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)     Exhibits

                    11.    Statement regarding computation of per share earnings

                    27.    Financial data schedule.

                           RYKA Inc. and Subsidiary



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                      RYKA INC.


Date: November 14, 1997             By:    /s/ Michael G. Rubin
                                       --------------------------------
                                       Michael G. Rubin
                                   Chairman of the Board &
                                    Chief Executive Officer


Date: November 14, 1997             By:    /s/ Steven A. Wolf
                                       ---------------------------------
                                       Steven A. Wolf
                                   Vice President of Finance &
                                     Chief Financial Officer