Form 10-K
period 1997-12-31
GLOBAL SPORTS INC
filed 1998-04-01
CIK 828750

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (FEE REQUIRED)

   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

   FOR THE TRANSITION PERIOD FROM     TO    .

COMMISSION FILE NUMBER 0-16611

                   GLOBAL SPORTS, INC. (FORMERLY RYKA INC.)
            (Exact name of registrant as specified in its charter)

              DELAWARE                                 04-2958132
   (State or other jurisdiction of        (I.R.S. employer identification no.)
   incorporation or organization)

        555 S. HENDERSON ROAD, KING OF PRUSSIA, PA 19406 (610) 878-8600 (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                                       NAME OF EACH EXCHANGE ON
      TITLE OF EACH CLASS                                  WHICH REGISTERED
-------------------------------------------------------------------------------
Common Stock, par value $.01 per share................

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of the close of business on March 16, 1998, the aggregate market value of the voting stock held by non affiliates of the registrant was approximately $11,065,000/(1)/ and common shares outstanding were 10,418,111, not including 1,069,086 shares of treasury stock.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE
 (Specific sections incorporated are identified under applicable items herein)

  Certain exhibits from the Company's prior filings under the Securities Exchange Act of 1934 and registration statements under the Securities Act of 1933 are incorporated by reference as Exhibits in Part IV of this report on pages 29-31.

--------
/(1)/ The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company's common stock outstanding, reduced by treasury shares held by the Company and the amount of common stock held by officers, directors and shareholders owning in excess of 10% of the Company's common stock, multiplied by the last reported sale price for the Company's common stock on March 16, 1998. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Company may or may not be deemed an affiliate of the Company or that he/it is the beneficial owner of the shares reported as being held by him/it and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the United States Securities and Exchange Commission.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              GLOBAL SPORTS, INC.

                          ANNUAL REPORT ON FORM 10-K

                     FOR THE YEAR ENDED DECEMBER 31, 1997

                                     INDEX

                                                                           PAGE
                                                                           ----
                                    PART I
 ITEM 1:  BUSINESS......................................................     1
          Recent Developments...........................................     1
          Products......................................................     3
          Marketing and Sales...........................................     4
          Advertising and Promotion.....................................     5
          Manufacturing and Distribution................................     5
          Competition...................................................     6
          Patents, Trademarks and Other Proprietary Rights..............     6
          Employees.....................................................     6
          Governmental Regulation.......................................     6
 ITEM 2:  PROPERTIES....................................................     7
 ITEM 3:  LEGAL PROCEEDINGS.............................................     7
 ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........     8
                                    PART II
 ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS..........................................     9
 ITEM 6:  SELECTED FINANCIAL DATA.......................................    10
 ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS....................................    11
 ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................    18
 ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.....................................    18
                                   PART III
 ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............    19
 ITEM 11: EXECUTIVE COMPENSATION........................................    20
 ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT...................................................    27
 ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................    27
                                    PART IV
 ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-
           K............................................................    29

  EXCEPT WHERE OTHERWISE INDICATED, ALL INFORMATION IN THIS ANNUAL REPORT REFLECTS THE 1-FOR-20 REVERSE STOCK SPLIT AS IF SUCH SPLIT HAD OCCURRED FOR ALL PERIODS PRESENTED.

                                    PART I

ITEM 1: BUSINESS

RECENT DEVELOPMENTS

REORGANIZATION

  On December 15, 1997, Global Sports, Inc. ("Global" or the "Company"), formerly known as RYKA Inc. ("RYKA"), consummated a Second Amended and Restated Agreement and Plan of Reorganization, as amended (the "Reorganization Agreement"), among RYKA, KPR Sports International, Inc., a Pennsylvania corporation ("KPR"), Apex Sports International, Inc., a Pennsylvania corporation ("Apex"), MR Management, Inc., a Pennsylvania corporation ("Management"), and Michael G. Rubin, the Chairman and Chief Executive Officer of the Company, which provided for, among other things, the reorganization (the "Reorganization") of RYKA and the KPR Companies (as defined below) as follows: (i) the transfer by the Company to RYKA Sub, Inc. ("RYKA Sub"), a Pennsylvania corporation, of all of the assets and liabilities of the Company in exchange for all of the issued and outstanding capital stock of RYKA Sub,
(ii) the Reorganization of KPR Acquisitions, Inc., a Pennsylvania corporation that is wholly-owned by the Company, with and into KPR, with KPR surviving the Reorganization as a wholly-owned subsidiary of the Company, (iii) the acquisition by the Company of all of the issued and outstanding shares of capital stock of Apex and Management (KPR, Apex and Management are collectively referred to as the "KPR Companies"), and (iv) the issuance to Michael G. Rubin, the sole stockholder of the KPR Companies, of an aggregate of 8,169,086 new shares of common stock (after giving effect to the 1-for-20 reverse stock split) in exchange for his shares of common stock of the KPR Companies and the KPR Companies' holdings of common stock of the Company. RYKA Sub subsequently changed its name to RYKA Inc. after the Reorganization.

  Global Sports, Inc. designs, develops and markets branded footwear under the RYKA, Yukon and Apex brand names as well as distributes off price athletic footwear, apparel and sporting goods worldwide with primary distribution in the United States. RYKA designs, develops and markets high performance athletic footwear specifically for women. RYKA's product line currently consists of five categories: Aerobic Fitness, Cross-Training, Running, Walking and Aqua Conditioning. RYKA was organized in Delaware in 1986. RYKA commenced operations and introduced its first two styles of high performance athletic footwear in 1987 and began shipping its first products in 1988. The KPR Companies design, develop and market performance athletic and outdoor footwear under the brand names Yukon and Apex which are distributed by athletic footwear specialty retailers, department stores and sporting goods stores, as well as family shoe stores and independent retailers. In addition, the KPR Companies distribute off price athletic footwear, apparel and sporting goods worldwide with primary distribution in the United States. KPR was founded in 1990 by Michael G. Rubin. Global maintains its principal executive offices and warehouse at 555 S. Henderson Road, King of Prussia, PA and its telephone number is (610) 878-8600. Unless the context requires otherwise, all references herein to Global or the Company refer to Global Sports, Inc. and its subsidiaries.

FINANCING ISSUES

  During the latter part of 1996 and for most of 1997, the KPR Companies had a number of financing issues with its then lending bank which also impacted RYKA. For a more detailed discussion of these issues see RYKA's 1996 Annual Report on Form 10-K or Definitive Proxy Materials filed November 12, 1997. As a result of these financing issues, the completion of RYKA's audited financial statements for the year ended December 31, 1996 was delayed, and RYKA was unable to file timely its Annual Report on Form 10-K for the year ended December 31, 1996 or its Quarterly Report on Form 10-Q for the quarter ended March 31, 1997. RYKA filed such Form 10-K and Form 10-Q on June 30, 1997 and July 17, 1997, respectively.

  At the same time the KPR Companies were experiencing financing issues with its then lending bank, RYKA and the KPR Companies were in discussions with certain other financial institutions to obtain a new credit facility and with certain investors to obtain equity and/or subordinated debt. On April 21, 1997, RYKA sold to certain investors 125,000 shares of common stock for an aggregate purchase price of $750,000. The proceeds of this sale were used by RYKA to repay $385,000 of the $851,000 subordinated loan from the KPR Companies. The remaining proceeds were used to open $810,000 letters of credit for the benefit of the KPR Companies.

  On November 20, 1997, the KPR Companies and RYKA entered into a Loan and Security Agreement (the "Loan Agreement") with a new lender pursuant to which their prior lender was repaid in full on November 21, 1997. Under the Loan Agreement, the Company has access to a combined credit facility of $25,000,000 which is comprised of the KPR Companies' credit facility of $20,000,000 and RYKA's credit facility of $5,000,000. The term of the Loan Agreement is five years. The KPR Companies and RYKA have an interest rate choice of prime plus 1/4% or LIBOR (Adjusted Eurodollar Rate) plus two hundred seventy-five basis points. The Company's combined credit facility was subsequently increased to $30,000,000 on February 20, 1998 by increasing the line of credit available to the KPR Companies to $25,000,000.

  Under the Loan Agreement, both the KPR Companies and RYKA may borrow up to the amount of their revolving line based upon 85% of their eligible accounts receivable and 65% of their eligible inventory, as those terms are defined in the Loan Agreement.

  In addition to the revolving lines of credit described above, provided that 80% of their orders are pre-sold, the new lender will over-advance to the Company a combined additional total of $3,000,000, comprised of the KPR Companies' additional $2,000,000 and RYKA's additional $1,000,000 over the collateral for additional letters of credit needed for seasonal production of new merchandise for the Fall 1998, Spring 1999 and Fall 1999 seasons.

  As of the closing of the Loan Agreement, the KPR Companies owed Michael Rubin subordinated debt of $3,055,841 which was comprised of (i) a loan from Mr. Rubin to the KPR Companies in the principal amount of $851,440, plus accrued and unpaid interest on such loan of $180,517 through October 31, 1997 and (ii) a note in the principal amount of $2,204,401 representing undistributed sub chapter S corporation retained earnings previously taxed to Mr. Rubin as the sole shareholder of the KPR Companies. No interest accrued on the note representing sub chapter S corporation earnings until December 15, 1997, the effective date of the Reorganization, at which time interest began to accrue on such note at a choice of prime plus 1/4% or LIBOR (Adjusted Eurodollar Rate) plus two hundred seventy-five basis points.

  The Loan Agreement and a related Subordination Agreement (the "Subordination Agreement") by and among the KPR Companies, Mr. Rubin and the lender entered into at the same time as the Loan Agreement allowed a subsidiary of the Company to repay Mr. Rubin $1,000,000 of the subordinated debt principal and the accrued interest of $180,517 at the time of the closing of the Loan Agreement or within five days thereafter, subject to there being $2,000,000 of availability under the KPR Companies' credit line after taking into account such payments. Such payments were made to Mr. Rubin on November 26, 1997.

  In addition, the Loan Agreement and the Subordination Agreement permit the Company to make continued regular payments of interest on the subordinated debt and to further reduce principal on a quarterly basis, commencing with the first quarter of 1998, in an amount up to 50% of the cumulative consolidated net income of both borrowers, reduced by net losses of the borrowers during such period.

  At December 31, 1997, the Company was not in compliance with a financial covenant of its Loan Agreement, namely the financial covenant requiring $2,500,000 of consolidated net income plus depreciation, amortization and other non-cash charges plus interest and income taxes ("EBITDA") on an annualized basis for the period July 1, 1997 through December 31, 1997. A waiver was obtained from the bank to remedy its violation of the financial covenant. In March 1998, the Company renegotiated the terms of and executed an amendment to the Loan Agreement such that the financial covenant will require the Company to maintain EBITDA of $5,000,000 on an annualized basis for periods subsequent to December 31, 1997.

PRODUCTS

GENERAL OVERVIEW

  Global Sports, Inc. designs, develops and markets branded footwear under the RYKA, Yukon and Apex brand names as well as distributes off price athletic footwear, apparel and sporting goods worldwide with primary distribution in the United States.

 Industry

  Sales for the branded athletic footwear market in the United States increased approximately 11% in 1997 from $7.2 billion in 1996 to $8.0 billion in 1997 with Nike and Reebok accounting for 62% collectively in both 1996 and 1997. After these market leaders, the remainder of the market is highly fragmented with the third largest producer accounting for almost 6% of industry footwear sales each year. A number of smaller companies compete with the industry leaders or amongst themselves for specialty niches based on various factors including product quality, design, pricing, fashion appeal, performance and brand awareness and positioning. Many companies have capitalized on the strong name recognition associated with their footwear to produce or market related apparel and accessories with the brand's logo. Although much of the footwear produced is primarily designed for athletic use, a large percentage of the products are worn for casual or leisure purposes. Basketball, fitness, running, walking and children's shoes are the top selling product categories followed by more specialized footwear for tennis, golf, soccer, baseball, football, bicycling, volleyball, aquatic activities and other athletic and recreational uses. Newly designed products are introduced each year for the fall and spring seasons and to a lesser degree for the year end holiday season.

  The retail price for many of the brands which feature design, fashion appeal, performance or technology tend to be higher than those which concentrate on basic quality, functionality and pricing. The amount which a brand spends on research, design and development as well as marketing, advertising, endorsements and promotional activities may have a significant impact in the determination of the retail price of the product which may be in excess of $100 for many models of branded athletic footwear.

 Branded Division

  RYKA. Global believes it is the only company to make performance athletic footwear exclusively for women. All of RYKA's footwear are made on women's lasts, which results in shoes that are designed and manufactured with the anatomical features and foot morphology unique to women's feet (typically narrow in the heel and wide in the forefoot). The product line is targeted at the following categories: aerobics, running, cross training, walking and aqua conditioning. RYKA's models incorporate Nitrogen/ES (R) System, which is designed to provide enhanced shock absorption, resiliency and durability. The Nitrogen/ES (R) System in higher priced models consists of visible and non-visible nitrogen pads and slabs which are placed in the heel, the mid-sole and the forefoot of the shoe. In standard models, non-visible nitrogen pads are placed in the mid-sole only. During 1994, RYKA introduced what it believes to be the first women's shoe designed specifically for the growing activity of aqua fitness, the Aqueous (TM) 9H20. In Fall 1998 RYKA introduces its new Elemental Technology System (TM) ("E.T.S. (TM)"). E.T.S. (TM) delivers the four most important benefits concerning women and their athletic footwear: fit (unique RYKA last), comfort (Nitracel), cushioning (Nitrogen ES (R)), and control.

  Yukon. The Company introduced Yukon, a rugged outdoors and casual line of footwear for men, women and children in 1995 which was originally presented as a quality value priced alternative to higher priced brands. Yukon has experienced excellent sell through results at the retail level with distribution through moderate priced department stores, sporting goods stores and footwear stores domestically and internationally. The Yukon line was expanded significantly in 1996 with updated styling and designs to include sandals and work boots in addition to the popular existing models in the walking, rugged casual, cross terrain and hiker categories. The Company plans to continue this rapid growth to an even broader line in Fall of 1998. The Company also expects to launch an apparel line in Fall of 1999.

  Apex. The Company purchased the Apex trademark in Spring 1996, a brand well known in the sporting goods industry for its licensed product apparel and footwear lines. The product line is marketed as a quality and value priced alternative to higher priced athletic footwear brands, while maintaining performance features. The Company first manufactured an athletic footwear line under the Apex brand for cross training, basketball and running categories for delivery to retailers in the fourth quarter of 1996. An expanded product line was presented for Spring 1997 with a number of models for men and boys in the cross training, tennis, basketball, running, baseball/softball and soccer footwear categories. The Apex line is targeted to sporting good stores, moderately priced department stores and independent retailers. The Company is currently targeting key accounts with special makeup product to enhance the retailers' margins and mitigate the Company's inventory risk.

 Off Price Division

  The Off Price Division purchases manufacturers' closeout merchandise, overstocks and canceled orders and offers that merchandise to retailers worldwide. Global is one of the leading wholesalers of athletic and casual footwear worldwide with the distribution network to purchase large quantities of excess and slow moving merchandise from the top footwear manufacturers, as well as excess inventories from many retailers. The merchandise is then sold to sporting goods stores, off price specialty stores, family footwear stores and independent retailers. Due to the large quantities of merchandise that the division purchases and warehouses in its distribution centers, the Company is able to pass along its value pricing to the retailer. In an effort to diversify its product line and expand its overall business, Global has expanded its purchases and sales of off price athletic apparel and accessories in 1997 and intends on continuing this expansion into 1998.

MARKETING AND SALES

  The branded footwear division largely relies on independent representative organizations covering territories throughout the United States to promote and sell its products to retailers. These representative organizations dedicate the majority of their time to Global's brands and, although they handle products of other sporting goods companies, they do not sell brands that compete with Global's brands. The Company's customer base consists primarily of moderately priced department stores, sporting goods stores and footwear stores. Public relations advertising strategies will be utilized to continue to build brand identity within the trade community, as well as introduce the brand directly to its potential customer base by targeting mainstream consumer media, including print and television retail networks. The Company also participates in industry trade shows with major exhibits to present the coming season's product line to a large group of existing and potential retail customers including many major national retail customers. Sales executives also attend various regional footwear trade shows serving independent and small regional retailers. Global's slow moving and discontinued branded products are sold through selected off price distribution.

  Global's sales force for off price merchandise consists of a small group of experienced commissioned sales executives. These sales executives deal exclusively with off price merchandise and have established strong working relationships with a wide range of major retailers.

  At December 31, 1997, the Company's backlog of orders was approximately $25,600,000, which was comprised of $11,700,000 for the Branded Division and $13,900,000 for the Off Price Division. Of such orders, approximately $20,600,000 ($8,600,000 and $12,000,000 for Branded and Off Price,
respectively) are scheduled for delivery through the end of the First Quarter of 1998, with the remainder scheduled for delivery during the Second Quarter of 1998 and later.

  At March 20, 1998, the Company's backlog of orders was approximately $30,900,000, which was comprised of $17,600,000 for the Branded Division and $13,300,000 for the Off Price Division. Of such orders, approximately $21,600,000 ($8,700,000 and $12,900,000 for Branded and Off Price,
respectively) are scheduled for delivery through the end of the Second Quarter of 1998, with the remainder scheduled for delivery during the Third Quarter of 1998 and later.

  The Company expects that most of these backlog orders will be filled, although certain of such orders are cancelable.

ADVERTISING AND PROMOTION

  The competitive nature of the athletic footwear business makes advertising and promotion critical to the creation of brand preference in consumers. Accordingly, Global has employed and will continue to employ both conventional and innovative advertising and promotional techniques to build brand identity. Because of Global's limited resources for advertising, it has historically concentrated its efforts on relatively less costly, grass-roots approaches designed to build brand awareness and demand at the retail level including point-of-purchase and other retailer promotions. Recently, RYKA has begun to advertise in consumer publications which target active women. Such publications include Self, Fitness and Cooking Light. The Yukon brand began print advertising in 1997, but still relied heavily on point-of-purchase promotion and cooperative advertising at the retail level. The 1998 marketing program for Yukon will include a stronger advertising program in targeted consumer publications such as Outside, Sierra and Backpacker magazines during the Fall season the message is further enforced through exciting in-store concept shops, unique point-of-purchase displays and direct mail campaigns. RYKA has also developed a variety of creative promotional programs, such as a marketing program with Jazzercise and the "RYKA Instructor and Trainer Alliance" (RITA) program. In 1998, Yukon will be implementing two new marketing programs, "Team Yukon" and the "Yukon Preservation Alliance". "Team Yukon" will involve a series of field product tests in conjunction with key retailers. The "Yukon Preservation Alliance" will promote environmental awareness and resource preservation through certain events throughout the year. The Company also will continue to utilize its endorsement contract with Karl Malone, a professional athlete currently with the Utah Jazz and former NBA MVP, to position its Apex and Yukon brands with sporting goods' largest retailers.

MANUFACTURING AND DISTRIBUTION

  As is common in the athletic footwear industry, Global contracts for the manufacture of its footwear products to its specifications through independent manufacturers in the Far East. The Company negotiates directly with these manufacturers to execute open-ended manufacturing contracts which specify pricing, purchasing of raw materials and minimum quality/delivery standards, as well as certain confidentiality and human rights issues. The Company's production executives conduct regular visits of these facilities to monitor the status of production. The Company also utilizes several independent consultants based within key factories as inspectors of product during production.

  The principal materials used in Global's footwear are leather, nylon, rubber, ethyl vinyl acetate, polyurethane, cambrelle and hytrel. Most of these materials are available in the countries where manufacturing takes place and from a number of sources within the United States and abroad, although a loss of supply could temporarily disrupt operations and increase the costs to manufacture Global's products.

  Global's supply arrangements are U.S. dollar denominated. The importing of footwear, however, could be adversely affected by fluctuations in currency exchange rates, as well as the adoption of bilateral trade agreements between the United States and countries in which Global's suppliers are located, work stoppages or the imposition of unilateral restrictions on trade, including quotas or additional duties, by either the United States or any supplier country.

  Global has expanded its production alternatives and currently manufactures substantially all of its product in China. If, however, Global is prevented from acquiring products from overseas manufacturers, Global's operations could be materially and adversely affected until alternative suppliers are found. See "Business--Governmental Regulation".

  Global imports its footwear from independent manufacturers in the Far East, primarily to third-party public warehousing facilities in California with which Global contracts on an as-needed basis. Global also utilizes third-party public warehouses, in California, primarily for branded inventories, and in Maryland and New Jersey, primarily for off price inventories, as well as a warehousing facility in King of Prussia, Pennsylvania which the Company leases from Mr. Rubin. From these warehousing facilities, Global distributes its footwear throughout the United States, usually by common carrier. Global believes that by utilizing such warehousing facilities, it both reduces inbound transportation costs and the amount of time required to import its products from the Far East. The Company is currently analyzing the cost and distribution efficiency of its warehousing structure and plans on reducing the number of third-party public warehousing facilities in 1998.

COMPETITION

  The footwear industry is highly competitive. Global's competitors include specialized athletic and outdoor shoe companies as well as companies with diversified product lines. Global believes that its unique niche, combined with effective advertising and marketing, fashionable styling, high quality and technological advances are the most important competitive factors. However, 1997 saw substantial growth and interest in the women's segment of the high performance athletic footwear market as well as the casual hiking, or "brown shoe," market. Global is therefore well positioned for growth with its RYKA and Yukon brands. There has been increased competition from established companies that have developed advertising and promotional programs directed to these segments of the market. Most of these competitors, including Adidas, Avia, Asics, Converse, K-Swiss, New Balance, Nike, Reebok and Saucony in athletic footwear or Timberland and Wolverine in casual hiking footwear, have significantly greater financial and other resources and more extensive marketing staffs than Global.

  Additionally, Global may be unable to remain price competitive at the retail level as competitors with larger volume production capabilities achieve better economies of scale and, therefore, better cost pricing for products offering similar or more advanced technology.

PATENTS, TRADEMARKS AND OTHER PROPRIETARY RIGHTS

  The Company's principal trademarks are Apex, RYKA (stylized), Nitrogen/ES, Yukon and the Yukon Design. The Company applies its trademarks to all of its footwear and apparel products. The Company has registered or in the process of registering these and other marks in the United States and certain other countries where significant markets or potential markets for its products exist. The Company believes that its trademarks, technologies and designs are valuable to its ability to market footwear and apparel products and the loss of the right to use any of these marks or patents could have a material adverse effect on the Company's business. The Company intends to defend these trademarks or patents vigorously against infringements by third parties should any arise.

  RYKA was granted a patent in November, 1990, which expires in 2007, covering certain uses of its Nitrogen/ES(R) System in athletic footwear. There can be no assurance that the patent granted will be enforceable or will provide RYKA with meaningful protection from competitors.

EMPLOYEES

  At December 31, 1997, Global employed 77 people on a full-time basis. Global is not a party to any collective bargaining agreements with its employees. In general, the Company considers relations with its employees to be satisfactory.

GOVERNMENTAL REGULATION

  Substantially all of Global's footwear products are manufactured overseas and subject to U.S. customs duties. Under the fixed duty structure in effect since July 1981, duties on the footwear products imported by Global to date approximate 8 1/2-10% of cost, depending on gender, plus administrative charges. If Global were to significantly increase the amount of synthetic raw material, as opposed to leather, in its footwear, these duties would increase substantially.

  Global is unable to predict whether additional customs duties, quotas or other restrictions may be imposed on the importation of its products in the future. Any such action could result in increases in the cost of footwear in general and, accordingly, might adversely affect the sales or profitability of Global and the imported footwear industry as a whole. Global, however, believes that the higher priced end of the footwear market, in which it participates, would be better able to adjust its pricing in response to any such increases.

  From time to time, the United States enters into trade legislation with other countries, including China, which may impact on the duty rates on footwear imported into the United States and Global's ability to access foreign markets. Any such legislation that would substantially increase duty rates on footwear imported into the United States or limit Global's ability to access foreign markets could adversely affect Global's operations.

ITEM 2: PROPERTIES

  The Company's main executive offices and warehouse are located in King of Prussia, Pennsylvania in a 70,000 square foot facility leased from Mr. Rubin. Pursuant to the lease, the Company pays approximately $29,000 per month, plus maintenance and utilities, for use of these facilities and the lease expires on September 30, 2009.

  Additionally, the Company uses the services of five third-party public warehousing facilities in California (2), Maryland (2) and New Jersey (1). See "Business--Manufacturing and Distribution."

  Management believes that the Company's leased and third-party properties are adequate for its present needs and that suitable additional or replacement space will be available as required.

ITEM 3: LEGAL PROCEEDINGS

  On March 21, 1997, Big Smith Brands, Inc. ("Big Smith") commenced an action against the Company in the United States District Court for the Eastern District of Pennsylvania. The complaint seeks damages in the amount of $954,342, which Big Smith alleges is owed to it under the contract with the Company. The contract at issue was for the purchase of Caterpillar brand, first quality apparel that Big Smith offered to sell in connection with its liquidation of its Caterpillar inventory. The Company paid Big Smith $1,000,000 prior to shipment, with the balance to have been paid seventy-five
(75) days thereafter. Big Smith contends that the Company breached the contract by failing to pay the amount owed thereunder. Alternatively, Big Smith alleges that the Company converted the Caterpillar apparel for its own use and benefit, and therefore, Big Smith contends that it is entitled to compensatory damages.

  The Company has filed its Answer and its Counterclaim. The Counterclaim seeks damages arising from Big Smith's breaches of the parties' contract. Specifically, the Company discovered that the goods were not first quality in accordance with Big Smith's warranties. Moreover, Big Smith had fraudulently misrepresented that there were not any restrictions on the Company's right to sell the merchandise to its contact/distributor in England. The Company alleges in its Counterclaim that Caterpillar had terminated Big Smith's license to sell Caterpillar apparel before Big Smith's sale to the Company. As a result of Big Smith's misrepresentations and defects in some of the apparel, the Company has not been able to sell all of the merchandise and/or has sold it for much lesser amounts than it had reasonably anticipated. In addition, the Company has been forced to provide a credit to its distributor in England who cannot sell the apparel there due to pressure being exerted by Caterpillar and local authorities. The Company, therefore, has demanded that Big Smith compensate it for its losses.

  The case settled pre-court, resulting in an agreement whereby the Company was required to pay Big Smith $600,000, payable in six equal monthly installments of $100,000 commencing on November 1, 1997. The Company had approximately $818,000 recorded in accounts payable to Big Smith relating to this matter at December 31, 1996 and had recorded a charge to operations in 1996 to account for the impairment in the inventory that management believes existed due to the above facts and circumstances.

  The Company is involved in other various routine litigation, including litigation in which the Company is a plaintiff, incidental to its business. The Company believes that the disposition of such routine litigation will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On December 4, 1997, the Company held its Annual Meeting of Shareholders (the "Annual Meeting"). Proxies were solicited for the Annual Meeting pursuant to Regulation 14 of the Securities Exchange Act of 1934. At the Annual Meeting the following matters were voted on:

    (i) Michael G. Rubin and Kenneth J. Adelberg were elected to serve on the Board of Directors of the Company for one-year term and until their respective successors are duly elected and qualified, each receiving 57,583,557 votes for their election and 362,188 votes withheld;

    (ii) an Amended and Restated Certificate of Incorporation to effect, among other things, a 1-for-20 reverse stock split, was approved by a vote of 36,187,063 for the amendment and restatement and 763,483 votes against the amendment and restatement (with 20,995,199 broker non-votes and abstentions);

    (iii) the Second Amended and Restated Agreement and Plan of Reorganization pursuant to which RYKA became a holding company by transferring all of its assets and liabilities to a wholly-owned subsidiary and acquired certain companies owned by Michael G. Rubin in exchange for 8,169,086 shares of RYKA (after giving effect to the 1-for-20 reverse stock split) was approved by a vote of 35,129,408 for the Reorganization and 768,863 votes against the Reorganization (with 22,047,474 broker non-votes and abstentions); and

    (iv) an increase in the number of shares issuable pursuant to RYKA's 1996 Equity Incentive Plan was approved by a vote of 35,470,499 for the increase and 1,767,940 votes against the increase (with 20,707,306 broker non-votes and abstentions).

  The above voting information is presented on a basis prior to the 1-for-20 reverse stock split effected on December 15, 1997.

                                    PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

STOCK PRICES

  As of December 31, 1997, the common stock was held by approximately 2,219 holders of record. From March 28, 1988 until September 15, 1995, the common stock was included for quotation on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") Small Cap Market under the symbol "RYKA". Subsequent to its delisting on the NASDAQ Small Cap Market, the common stock has traded on the NASD Over-the-Counter ("NASD-OTC") Bulletin Board. On March 16, 1998, the Company submitted an application to NASDAQ for relisting on the Small Cap Market. The Company believes it has now met the requirements of the NASDAQ's Small Cap Market and anticipates being relisted by the end of the Second Quarter of 1998, although there can be no assurances.

  The following table sets forth the high and low sales prices per share of the common stock of the Company as reported by the NASD-OTC. On December 15, 1997, concurrent with the Reorganization of RYKA and the KPR Companies, RYKA changed its name to Global Sports, Inc. As a result, the Company changed its trading symbol to "GSPT". On the same date, Global effected a 1-for-20 reverse stock split. The information shown below reflects the split as if it had occurred for all periods presented. The prices shown do not include retail markups, markdowns or commissions.

                                                                    SALES PRICES
                                                                    ------------
                                                                     HIGH   LOW
                                                                    ------ -----
     1997
      First Quarter................................................ $10.00 $5.31
      Second Quarter............................................... $ 8.75 $4.38
      Third Quarter................................................ $ 5.31 $3.13
      Fourth Quarter............................................... $ 5.31 $2.50
     1996
      First Quarter................................................ $17.00 $4.00
      Second Quarter............................................... $11.60 $5.40
      Third Quarter................................................ $11.00 $6.00
      Fourth Quarter............................................... $11.20 $5.60

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

RECENT STOCK ACTIVITY

  On April 21, 1997, the Company issued an aggregate of 125,000 shares of common stock to certain private investors at a purchase price of $6.00 per share for an aggregate purchase price of $750,000. No underwriters or underwriting discounts or commissions were involved. There was no public offering in this transaction, and the Company believes that this transaction was exempt from registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), by reason of Section 4(2) thereof.

  In connection with MR Acquisitions' acquisition of RYKA, Inc. in 1995, MR Acquisitions was granted contingent warrants to purchase 455,000 shares of common stock. In November 1997, MR Acquisitions had exercised warrants to purchase 361,587 of the 455,000 shares of common stock for which it paid an aggregate exercise price of $72,317. These 361,587 shares represents the full number of warrants that MR Acquisitions was entitled to exercise under the terms of the warrants. MR Acquisitions was not entitled to exercise the remaining 93,413 warrants because Mr. Rubin did not fully satisfy the contingency under the warrants in that he did not raise the required amount of capital for RYKA through equity offerings by the date specified in the warrants.

ITEM 6: SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

  As a result of reverse purchase accounting applied in the Reorganization, the following Selected Financial Data for the year ended December 31, 1997 are derived from the consolidated financial statements of the Company, which include RYKA for periods subsequent to December 15, 1997, the Reorganization date, and the Selected Financial Data for the four years ended December 31, 1996 are derived from the combined financial statements of the KPR Companies, all of which have been audited. This table should be read in conjunction with the Company's Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                            YEAR ENDED DECEMBER 31,
                          ---------------------------------------------------------------
                              1997         1996         1995         1994        1993
                          ------------  -----------  -----------  ----------- -----------
STATEMENTS OF OPERATIONS
 DATA:
Net sales...............  $ 60,671,407  $47,340,450  $43,272,594  $26,593,465 $17,151,170
Costs and expenses:
Cost of goods sold......    48,376,966   37,857,455   32,853,181   21,406,070  14,550,126
Operating expenses......    13,857,361    8,600,191    9,400,603    4,647,346   1,784,870
                          ------------  -----------  -----------  ----------- -----------
Operating income
 (loss).................    (1,562,920)     882,804    1,018,810      540,049     816,174
Other expenses, net.....     2,000,282    1,027,143      732,669      185,785     129,247
Equity in net loss of
 RYKA Inc. .............       592,093      518,491      261,331          --          --
                          ------------  -----------  -----------  ----------- -----------
Income (loss) before
 foreign taxes..........    (4,155,295)    (662,830)      24,810      354,264     686,927
Foreign income taxes....           --        81,483          --           --          --
                          ------------  -----------  -----------  ----------- -----------
Net income (loss).......  $ (4,155,295) $  (744,313) $    24,810  $   354,264 $   686,927
                          ============  ===========  ===========  =========== ===========
Unaudited Pro Forma
 Data:
Income (loss) before
 foreign taxes..........  $ (4,155,295) $  (662,830) $    24,810  $   354,264 $   686,927
Provision for income
 taxes..................           --        21,000      144,000      164,000     302,000
                          ------------  -----------  -----------  ----------- -----------
Pro forma net income
 (loss).................  $ (4,155,295) $  (683,830) $  (119,190) $   190,264 $   384,927
                          ============  ===========  ===========  =========== ===========
Basic earnings (losses)
 per common
 share/(1)//(2)/........  $      (1.39) $     ( .27) $      (.07) $       .16 $       .33
                          ============  ===========  ===========  =========== ===========
Diluted earnings
 (losses) per common
 share/(1)//(2)/........  $      (1.39) $      (.27) $      (.07) $       .16 $       .33
                          ============  ===========  ===========  =========== ===========
Weighted average number
 of common shares
 outstanding--basic and
 diluted/(1)/...........     2,996,027    2,568,431    1,717,033    1,210,504   1,178,666
Number of common shares
 outstanding/(1)/.......    10,418,111    2,831,766    2,306,766    1,323,716   1,186,068
BALANCE SHEET DATA:
Total assets............    43,431,909   26,678,544   22,369,130   11,688,810   3,603,942
Total long-term debt....    20,975,479    5,905,225    5,000,725    2,415,955      48,893
Net working capital ....    13,700,430      558,241    2,002,733    1,200,094     440,862
Stockholders' equity
 (deficiency)...........     2,157,349     (552,133)      92,787      748,220     694,956

--------
/(1)/All share and per share amounts give effect to the December 15, 1997 1-for-20 reverse stock split as if it had occurred for all periods presented.
/(2)/Basic and diluted earnings (losses) per share reflect the adoption of Statement of Financial Accounting Standard No. 128, Earnings Per Share, (see Note 2 to the financial statements).

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion of the Company's historical results of operations and of its liquidity and capital resources should be read in conjunction with the Company's Financial Statements and Notes thereto.

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

GENERAL OVERVIEW

  On December 15, 1997, the Company consummated the Reorganization. As a result, Mr. Rubin, as sole shareholder of the KPR Companies, received RYKA shares which gave him voting control over the combined companies. Accordingly, for accounting purposes, the KPR Companies are considered the continuing entity, and the transaction has been accounted for as a Reorganization of the KPR Companies followed by the issuance of new shares of common stock of the KPR Companies for the net assets of RYKA. The financial discussions which follow are based on comparisons of the results of operations for 1997, defined as (1) the results of operations for the former KPR Companies for the period January 1, 1997 through December 14, 1997 plus (2) the results of operations of RYKA and the KPR Companies for the period December 15, 1997 through December 31, 1997. For all years prior to 1997, the results of operations represent that of the KPR Companies as they existed prior to the Reorganization. As a result, comparisons of the results of operations presented in this report with the results of operations discussed in RYKA's public filings would not be meaningful.

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, the relative percentages that certain items in the Company's Statements of Operations bear to net sales and the percentage change in those items from period to period:

                                     YEAR ENDED DECEMBER 31,
                           ---------------------------------------------------
                                                        PERIOD TO PERIOD
                                                           PERCENTAGE
                           PERCENTAGE OF NET SALES     INCREASE (DECREASE)
                           --------------------------  -----------------------
                                                        1997 VS       1996 VS
                            1997      1996     1995      1996          1995
                           -------   -------  -------  ----------    ---------
Net sales................    100.0%    100.0%   100.0%       28.2%          9.4%
Costs and expenses:
  Cost of goods sold.....     79.7%     80.0%    75.9%       27.8%         15.2%
  Operating expenses:
    General and
     administrative
     expenses............     10.4%      9.6%    17.0%       38.6%        (38.1%)
    Sales and marketing
     expenses............     11.6%      7.8%     4.1%       90.9%        107.1%
    Research and
     development
     expenses............      0.8%      0.8%     0.6%       41.6%         37.6%
Operating income (loss)..     (2.6%)     1.9%     2.4%     (277.0%)       (13.3%)
Other expenses, net......      3.3%      2.2%     1.7%       94.7%         40.2%

 YEAR ENDED DECEMBER 31, 1997 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1996.

 Net Sales

  Net sales in 1997 increased by $13,330,957, or 28.2%, over 1996. Net Sales included sales of RYKA products of $1,076,027 during the 15 day period ended December 31, 1997. Without these RYKA sales, the net sales increase would have been $12,254,930, or 25.9%. This sales increase was primarily related to increases in volume for the Branded Division of $10,292,000, or 86.8%, to $22,148,000 in 1997 (excluding RYKA) from $11,856,000 in 1996. The Off Price
Division increased sales volumes marginally by $1,963,000, or 5.5%, to $37,447,000 in 1997 from $35,484,000 in 1996.

 Cost of Goods Sold/Gross Margin

  Cost of goods sold in 1997 increased by $10,519,511, or 27.8%, over 1996. Cost of goods sold included the cost of goods sold related to sales of RYKA products of $664,277 during the 15 day period ended December 31, 1997. Without these RYKA sales, cost of goods sold would have increased $9,855,234, or 26.0%, over 1996. Overall gross margin (as a percentage of sales, excluding
RYKA) remained relatively the same from year to year at approximately 20%. The Branded Division (excluding RYKA) experienced gross margins of 25.9% in 1997 compared to 22.4% in 1996, while the Off Price Division experienced gross margins of 16.4% in 1997 compared to 19.2% in 1996. Cost of goods sold for 1997 and 1996 include charges of $1,365,000 and $1,200,000, respectively, for inventory write downs based on a reassessment of net realizable values, primarily related to Off Price inventories.

 General and Administrative Expenses

  General and administrative expenses in 1997 increased by $1,758,411, or 38.6%, over 1996. This increase was due to (1) an increase in professional fees and bank service charges of approximately $621,000 and $357,000, respectively, related to the financing issues the Company had with its former lender and other costs incurred as a result of the Reorganization, (2) an increase in bad debts of $488,000 and (3) an increase in salaries and bonuses of $179,000 as a result of headcount increases to support the growth of the business. Additionally, in 1997 the Company recorded $152,333 of compensation expense for warrants granted to a former officer. These increases are partially offset by a $264,000 decrease in Mr. Rubin's salary and commissions for the current year.

 Sales and Marketing Expenses

  Sales and marketing expenses in 1997 increased by $3,348,506, or 90.9%, over 1996. This increase was due to (1) an increase of approximately $835,000 in salaries for sales and marketing staff to support higher sales volumes and facilitate marketing efforts to better establish the Yukon brand, (2) an increase in third-party warehousing and distribution costs of approximately $795,000 to support higher inventory levels, (3) an increase in advertising and promotion costs of approximately $745,000 for point-of-purchase and cooperative advertising and the cost of contingent warrants ($347,000 in 1997) granted to an athlete representing the Company's branded footwear, (4) an increase in trade show costs of approximately $530,000 resulting from the Company's decision to maintain a major presence amongst retailers through industry exhibitions, and (5) an increase in sales commissions of approximately $366,000 as a result of sales volume increases and broadening of the independent sales agency network. The Company is currently analyzing the cost and distribution efficiency of its warehousing structure and plans on reducing the number of third-party warehousing facilities in 1998, which will result in storage cost savings.

 Research and Development Expenses

  Research and development expenses in 1997 increased by $150,253, or 41.6%, over 1996. This increase was primarily due to an increase in salary and related expenses associated with continued Branded Division development and expansion.

 Other (Income) Expense

  Other (income) expense in 1997 increased by $973,139, or 94.7%, over 1996 primarily as a result of increased interest expense related to higher debt levels maintained to support higher production and inventory levels necessary to support 1997 sales growth as well as higher interest rates as a result of the financing issues discussed in "Liquidity and Capital Resources."

 YEAR ENDED DECEMBER 31, 1996 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1995.

 Net Sales

  Net sales in 1996 increased by $4,067,856, or 9.4%, over 1995. The increase in sales was primarily due to an increase of approximately $9,800,000 from the Company's Branded Division. The increase in sales was offset in part by a decrease in sales of approximately $5,700,000 in the Company's Off Price Division due to the tentative financial condition of the Company during 1996 and the corresponding unavailability of off price goods to purchase on terms satisfactory to the Company.

 Cost of Goods Sold/Gross Margin

  Cost of goods sold increased $5,004,274, or 15.2%, over 1995. Overall gross margin decreased from 24% in 1995 to 20% in 1996. This decline in gross margin was primarily due to declining margins from the Off Price Division. Specifically, off price inventory write downs were taken in 1996 of approximately $1,200,000, a majority of which related to off price inventory purchased from one vendor which turned out to be less marketable than the Company was led to believe at the time of purchase. These writedowns were taken to mark the inventory down to its net realizable value and accounted for 2.6% of the decline in gross profit between 1995 and 1996.

 General and Administrative Expenses

  Excluding salary and bonus paid to Michael Rubin of $390,192 and $3,007,643 in 1996 and 1995, respectively, general and administrative expenses increased by $381,169, or 8.8%, over 1995. This increase was due to (1) an increase in professional fees of $187,000, (2) an increase in travel and entertainment expenses of $90,000 and (3) an increase in general administrative expenses of $97,000. The decrease in salary and bonus paid to Mr. Rubin in 1996 as compared to 1995 was due to the fact that the Company restructured Mr. Rubin's compensation package in 1996 to conform to the terms of his then proposed employment agreement.

 Sales and Marketing Expenses

  Excluding commissions paid to Michael Rubin of $176,808 and $642,726 in 1996 and 1995, respectively, sales and marketing expenses increased by $1,803,222, or 158.7%, over 1995. This increase was primarily due to (1) an increase in advertising of $171,000 primarily attributable to the growth of the Company's Branded Division, (2) an increase in trade show expenses of $181,000 attributable to establishing a presence in the Branded Division during 1996,
(3) an increase in salaries and related expenses of $93,000 primarily attributable to growth of the Company's Branded Division, (4) an increase in sample freight of $175,000 also attributable to growth of the Company's Branded Division, (5) an increase in sales and marketing expenses from the Company's European operations of $312,000 primarily attributable to the 80% increase in sales for 1996 over 1995 and (6) an increase in sales commissions of $265,000.

 Research and Development Expenses

  Research and development expenses increased $98,566, or 37.6%, over 1995. This increase was primarily due to an increase in salary and related expenses associated with supporting two brands in 1996 versus one brand in 1995.

LIQUIDITY AND CAPITAL RESOURCES

  Prior to Reorganization, the operations of the KPR Companies have been financed by a combination of internally generated resources and annual increases in the size of the bank credit facility and the operations of

RYKA were financed by equity transactions, subordinated borrowings and annual increases in the size of RYKA's bank credit facility. Increases in the bank credit facilities for the KPR Companies and RYKA were required to fund the Company's increased investment in accounts receivable and inventory necessary to support the increases in revenue. As of December 31, 1997, the Company had working capital of $13,700,430. The Company used $7,974,012 in cash flow from operating activities for the year ended December 31, 1997, whereas in the same period of the prior year the Company provided $463,878 in cash flow from operating activities.

  On February 7, 1997, due to defaults in its credit facility with its then lender, the KPR Companies entered into a forbearance agreement which provided for a termination date of April 18, 1997. As of June 4, 1997, the bank agreed to extend the KPR Companies credit facility to November 30, 1997 or on event of default (as defined) whichever was earlier. The amended credit facility included certain financial covenants, including maintenance of prescribed amounts of net worth and leverage ratios. The amended credit facility was personally guaranteed by Mr. Rubin and by related entities owned by Mr. Rubin.

  During the first week of November, 1997, it was determined that the KPR Companies had violated certain covenants of the forbearance agreement with their lender relating to the total amount of allowable closeout inventory and in-transit inventory. The lender had agreed to forbear on these covenant violations provided that the KPR Companies reduce the amount of the over-advances relating to these violations by November 14, 1997, reduce the amount of its closeout inventory to a level acceptable to the lender by November 19, 1997 and make certain payments to the lender if the credit facility is not repaid by November 22, 1997 or November 30, 1997. Though RYKA's credit facility was cross-defaulted with the KPR Companies' credit facility, RYKA's lender did not declare RYKA's credit facility in default.

  On November 20, 1997, the KPR Companies and RYKA entered into the Loan Agreement with a new lender pursuant to which their prior lender was repaid in full on November 21, 1997. Under the Loan Agreement, the Company has access to a combined credit facility of $25,000,000, which is comprised of the KPR Companies' credit facility of $20,000,000 and RYKA's credit facility of $5,000,000. The term of the Loan Agreement is five years. The KPR Companies and RYKA have an interest rate choice of prime plus 1/4% or LIBOR (Adjusted Eurodollar Rate) plus two hundred seventy-five basis points. The Company's credit facility was subsequently increased to $30,000,000 on February 20, 1998 by increasing the line of credit available to the KPR Companies to $25,000,000.

  Under this new credit facility, both the KPR Companies and RYKA may borrow up to the amount of their revolving line based upon 85% of their eligible accounts receivable and 65% of their eligible inventory, as those terms are defined in the Loan Agreement.

  In addition to the revolving lines of credit described above, provided that 80% of their orders are pre-sold, the new lender will over-advance to the Company a combined additional total of $3,000,000, comprised of the KPR Company's additional $2,000,000 and RYKA's additional $1,000,000 over the collateral for additional letters of credit needed for seasonal production of new merchandise for the Fall 1998, Spring 1999 and Fall 1999 seasons.

  As of the closing of the Loan Agreement, the KPR Companies owed Michael Rubin subordinated debt of $3,055,841 which was comprised of (i) a loan from Mr. Rubin to the KPR Companies in the principal amount of $851,440, plus accrued and unpaid interest on such loan of $180,517 through October 31, 1997 and (ii) a note in the principal amount of $2,204,401 representing undistributed sub chapter S corporation retained earnings previously taxed to Mr. Rubin as the sole shareholder of the KPR Companies. No interest accrued on the note representing sub chapter S corporation earnings until December 15, 1997, the effective date of the Reorganization, at which time the interest began to accrue on such note at a choice of prime plus 1/4% or LIBOR (Adjusted Eurodollar Rate) plus two hundred seventy-five basis points.

  The Loan Agreement and the related Subordination Agreement allowed a Subsidiary of the Company to repay Mr. Rubin $1,000,000 of the subordinated debt principal and the accrued interest of $180,517 at the time of the closing of the Loan Agreement or within five days thereafter, subject to there being $2,000,000 of availability under the KPR Companies' credit line after taking into account such payments. Such payments were made to Mr. Rubin on November 26, 1997.

  In addition, the Loan Agreement and the Subordination Agreement permit the KPR Companies to make continued regular payments of interest on the subordinated debt and to further reduce principal on a quarterly basis, commencing with the first quarter of 1998, in an amount up to 50% of the cumulative consolidated net income of both borrowers, reduced by net losses of the borrowers during such period.

  At December 31, 1997 the Company was not in compliance with a financial covenant of its Loan Agreement requiring $2,500,000 of consolidated net income plus depreciation, amortization and other non-cash charges plus interest and income taxes ("EBITDA") on an annualized basis for the period July 1, 1997 through December 31, 1997. A waiver was obtained from the bank to remedy its violation of the financial covenant. In March 1998, the Company renegotiated the terms of and executed an amendment to the Loan Agreement such that the financial covenant would require the Company to maintain EBITDA of $5,000,000 on an annualized basis for periods subsequent to December 31, 1997.

  Management believes that they have adequate financing to allow the Company to continue its operations, meet its obligations as they mature, and comply with its debt covenants (as amended March 27, 1998) during the forseeable future. Ultimately, the Company must generate sufficient revenues from sales of its products to attain profitability. In addition, the Company is contemplating raising additional equity financing through a private or secondary public offering.

SEASONALITY

  The Company's business continues to be seasonal. The first and third quarter sales are typically the strongest, which correspond to the spring and back-to-school seasons.

INFLATION

  The Company does not believe that inflation has had a material effect on operating results in past years. Although increases in operating costs could adversely affect the Company's operations, the Company generally has been able to modify its operating procedures or to increase prices to offset increases in operating costs.

RISK FACTORS

  In addition to the other information contained in this Form 10-K, the following risk factors should be considered by investors in evaluating the Company and its business. The risk factors reflected below are not intended to be an exhaustive list of all risks involved, but merely a representative listing of those risks currently contemplated by the Company.

  Competition. The athletic footwear industry in which Global markets and sells its products is highly competitive. Global's competitors include specialized athletic shoe companies as well as companies with diversified product lines. The Company believes that its unique niche, combined with effective advertising and marketing, fashionable styling, high quality and technological advances are the most important competitive factors. However, due to substantial growth and interest in the women's segment of the high performance athletic footwear market, there has been increased competition from established companies, especially Nike and Reebok, which have developed advertising and promotional programs directed to this segment of the market. The brown shoe market, in which Yukon actively competes, has also experienced this substantial growth recently. The Company's competitors have significantly greater financial and other resources and more extensive marketing staffs than the Company. Accordingly, there is no assurance that the Company will be able to compete successfully with any of these companies or achieve any meaningful market share without significant additional resources.

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

  Dependence Upon Key Personnel. The Company's ability to market its products and to achieve profitability will depend, in large part, on its ability to attract and retain qualified personnel. Competition for such personnel is intense and there can be no assurance that the Company will be able to attract and retain such personnel. In particular, Global is dependent upon the services of Michael G. Rubin, its Chairman and Chief Executive Officer. Global has entered into a five-year employment agreement with Mr. Rubin which became effective upon the completion of the Reorganization. Global maintains key person life insurance policies on Mr. Rubin with coverage in the amount of $1,000,000. This policy is pledged as collateral to the Company's primary lender at December 31, 1997. The loss of Mr. Rubin could have a materially adverse effect on the Company.

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

  Sales Concentration. During 1997, the largest single customer accounted for approximately $12,800,000 or 22% of total net sales and the second largest customer accounted for approximately $7,500,000 or 13% of total net sales. In the aggregate, these customers accounted for approximately 34% of net sales during 1997. The loss of these two customers could have a material adverse impact on the Company's future financial results.

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

  NASDAQ Delisting. Previously, the Company did not meet the listing standards for inclusion on the NASDAQ Small Cap Market and was delisted on September 15, 1995. The Company's common stock is currently listed on the NASDAQ Over-the-Counter Bulletin Board. Such delisting may have decreased the liquidity and transferability of the Company's common stock. On March 16, 1998, the Company submitted an application to NASDAQ for relisting on the Small Cap Market Board. The Company believes it has now met NASDAQ's requirements and anticipates being relisted by the end of the Second Quarter of 1998. However, there can be no assurance that NASDAQ will accept the Company's application.

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

  Year 2000. The Company is currently enhancing its current information systems to make them Year 2000 compliant. The Company has created a Year 2000 project team which will coordinate efforts to evaluate, identify, correct or reprogram, and test the Company's existing systems for Year 2000 compliance. The Company will take the required steps to make its existing systems Year 2000 compliant prior to the end of 1998 and does not expect the costs of such steps to have a material impact on the Company's results of operations, financial position, liquidity or capital resources. However, if such efforts are not completed on a timely basis, the Year 2000 issue could have a material adverse impact on the operations of the Company.

  In addition to making its own systems Year 2000 compliant, the Company also will contact its key suppliers and customers to determine the extent to which the systems of such suppliers and customers are Year 2000 compliant and the extent to which the Company could be affected by the failure of such third parties to become Year 2000 compliant. The Company cannot presently estimate the impact of the failure of such third parties to become Year 2000 compliant.

NEW ACCOUNTING PRONOUNCEMENTS

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement, which established standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997, although earlier adoption is permitted. Reclassification of financial information for earlier periods presented for comparative purposes is required under this standard. As this statement only requires additional disclosures in the Company's financial statements, its adoption will not have any impact on the Company's financial position or results of operations. The Company will adopt SFAS No. 130 in its 1998 fiscal year.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, which establishes standards for the reporting of information by operating segments and requires the reporting of selected information about operating segments in interim financial statements, is effective for periods beginning after December 15, 1997, although earlier adoption is permitted. SFAS No. 131 is not required to be applied to interim financial statements in the initial year of application, but comparative information for interim periods in the initial year of application is to be reported in the financial statements for interim periods in the second year of application. Reclassification of segment information for earlier periods presented for comparative purposes is required under SFAS No.
131. As this statement only requires additional disclosures in the Company's consolidated financial statements, its adoption will not have any impact on the Company's consolidated financial position, results of operations or cash flows. The Company will adopt SFAS No. 131 in its 1998 fiscal year.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See pages F-1 through F-19 for consolidated financial statements and page S-1 for Schedule VIII "Valuation and Qualifying Accounts" attached hereto.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following sets forth information regarding the executive officers and directors of the Company at December 31, 1997:

    NAME                   AGE POSITION
    ----                   --- --------
   Michael G. Rubin......   25 Chief Executive Officer and Chairman of the Board
   Kathyrn N. Bednarski..   38 President--RYKA Inc.
   Dennis F.
    DiDominicis..........   53 Senior Vice President--Branded Division
   Steven A. Wolf........   39 Chief Financial Officer
   Kenneth J. Adelberg...   45 Director

  Michael G. Rubin has served as Chairman of the Board and Chief Executive Officer of the Company since July 31, 1995. Since establishing KPR Sports International, Inc., a privately-held footwear distribution company, in 1990, Mr. Rubin has served as its President and Director. Mr. Rubin received the 1995 Entrepreneur of the Year Award for the Delaware Valley Region which is sponsored by Inc. magazine and Ernst & Young. Mr. Rubin attended Villanova University, Villanova, Pennsylvania.

  Kathryn N. Bednarski has served as President of RYKA Inc. since April 1, 1997. Ms. Bednarski has over fifteen years of experience in the marketing of women's athletic footwear and apparel. From 1995 to 1996, Ms. Bednarski was Vice President of Global Marketing for Avia, a manufacturer of athletic footwear. Prior to Avia, from 1994 to 1995, she served as Vice President of Product and Marketing for the Keds Division of Stride Rite Corporation and Divisional Global Marketing Director of Nike Inc's Women's Division from 1990 through 1993. Ms. Bednarski holds a BS degree in Microbiology from Penn State University and a MS degree in Biomechanics from Northeastern University.

  Dennis F. DiDominicis became the Company's President on September 25, 1995. Currently, Mr. DiDominicis serves as the Company's Senior Vice President-- Branded Divisions. Mr. DiDominicis has over 25 years of sales, marketing, product development and sourcing experience. From November 1988 to September 1995, Mr. DiDominicis worked for Asics Tiger Corporation, a Japanese footwear and apparel manufacturer and distributor, as a Senior Director of its footwear division and then as a Vice President of its North American sales and operations. Prior to Asics, Mr. DiDominicis worked at American Sporting Goods Corporation, Laconia Shoe Company, Hyde Athletic Industries, Colgate-Kendall Division and Proctor and Gamble.

  Steven A. Wolf is a certified public accountant who joined the Company on August 1, 1995 as its Vice President of Finance and Chief Financial Officer. From November 1990 to August 1995, Mr. Wolf was the Controller/Chief Financial Officer of Ellessee USA, Inc., a $50 million footwear and sportswear company which, through September 1993, was a wholly-owned subsidiary of Reebok International. Mr. Wolf received a B.S. degree in accounting in 1980 from the State University of New York at Binghamton and is a member of the American Institute of Certified Public Accountants and the New York State Society of CPA's.

  Kenneth J. Adelberg has served as a Director of the Company since July 31, 1995. Since 1987, he has been President and Chief Executive Officer of HiFi House Group of Companies, a privately-held company based in Broomall, Pennsylvania. Mr. Adelberg was a director and founding stockholder of US Wats, Inc., a publicly-traded company specializing in business telecommunications services, located in Bala Cynwyd, Pennsylvania, which was established in 1989. Mr. Adelberg is a founding stockholder and director of First Republic Bank, Philadelphia, Pennsylvania, a publicly-traded bank which has been in operation since 1989. He is also a director of America Digital Communications, Inc., a publicly-traded company engaged in the wireless communications business in Englewood, Colorado, since 1993. Mr. Adelberg holds Bachelor of Science degrees in Biophysics and Physiological Psychology from Pennsylvania State University and attended the MBA program at Drexel University, Philadelphia, Pennsylvania.

  On March 11, 1998, the Company announced the nomination for appointment of Harvey Lamm to its Board of Directors. Mr. Lamm and his partner founded Subaru of America and served as its Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer since 1967. Sales of Subaru peaked to nearly $2 billion with a net income of $94 million before Subaru was purchased by their long term manufacturing partner, Fuji Heavy Industries, Ltd. On March 24, 1998, the Board of Directors adopted a resolution to increase the size of the Company's existing board from two members to three members.

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

  To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1997, all
Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with, except that Messrs. Rubin, Adelberg, DiDominicis and Wolf each failed to file a Form 5.

ITEM 11: EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

  The following table sets forth certain information regarding compensation paid to the Chief Executive Officer of Global and to each of the three other most highly compensated executive officers of Global for services rendered in all capacities to Global during the three years ended December 31, 1997.

                                                                                      LONG TERM
                                              ANNUAL COMPENSATION                     SECURITIES
                                    FISCAL -------------------------- OTHER ANNUAL    UNDERLYING
 NAME AND PRINCIPAL POSITION         YEAR    SALARY          BONUS    COMPENSATION     OPTIONS
 ---------------------------        ------ ----------      ---------- ------------    ----------
Michael G. Rubin/(1)/.......         1997  $  297,115/(5)/        --    $17,191/(5)/       --
 Chief Executive Officer             1996  $  593,942             --    $17,191            --
 and Chairman of the Board           1995  $1,082,406      $2,750,000   $22,224            --

Kathryn N. Bednarski/(2)/...         1997  $  112,119             --        --          30,000
 President--RYKA Inc.                1996         --              --        --             --
                                     1995         --              --        --             --
Dennis F. DiDominicis/(3)/..         1997  $  179,423      $    1,000   $ 6,000            --
 Senior Vice President--             1996  $  165,000             --    $ 6,000            --
 Branded Divisions                   1995  $   45,688      $    1,500   $ 6,000         25,000

Steven A. Wolf/(4)/.........         1997  $  112,178      $   25,000       --          32,500
 Chief Financial Officer             1996  $  101,563             --        --           7,500
                                     1995  $   44,687      $    1,500       --          10,000

---------------------
/(1)/ Mr. Rubin joined RYKA on July 31, 1995 and is serving as Global's Chief Executive Officer and Chairman of the Board.
/(2)/ Ms. Bednarski joined RYKA on April 1, 1997 as the President of RYKA Inc. and subsequent to the reorganization currently serves as the President of RYKA Inc.
/(3)/ Mr. DiDominicis joined RYKA on September 25, 1995 as its President. Currently, Mr. DiDominicis serves as the Company's Senior Vice President--Branded Divisions.
/(4)/  Mr. Wolf joined RYKA on August 1, 1995.
/(5)/ Includes amounts paid by the KPR Companies up to the Reorganization and paid by the Company for the period from December 15, 1997 through December 31, 1997.

EMPLOYMENT AGREEMENTS

  Michael G. Rubin. On September 25, 1996, the Company entered into an agreement with Michael Rubin for an initial term of five years commencing on the effective date of the Reorganization, subject to automatic annual extensions, to serve as the Company's Chairman and Chief Executive Officer. Pursuant to the terms of the employment agreement, Mr. Rubin is entitled to receive (i) an annual base salary of $350,000 for the period January 1997 to December 1997 increasing $50,000 each year commencing in January 1, 1998 and January 1, 1999, and increasing $50,800 effective January 1, 2000 and $49,280 effective January 1, 2001, (ii) an annual bonus based upon the achievements of Mr. Rubin and the results of operations of the Company, (iii) the rental cost of one luxury automobile and one sports utility vehicle inclusive of insurance, gasoline and maintenance costs. This agreement was entered into in anticipation of the reorganization occurring on or about January 1, 1997. The terms of the agreement specified that in the event that the Reorganization did not occur prior to June 30, 1997, the agreement would become null and void. On December 15, 1997, subsequent to the consummation of the Reorganization, the employment agreement was amended such that the terms of the original agreement were adopted.

  Mr. Rubin's employment agreement may be terminated by Global with cause, which is defined to include, among other things, the willful failure or refusal by Mr. Rubin to comply with explicit directions of the Board of Directors or Executive Committee or to render the services required by the employment agreement, willful breach or habitual neglect in the performance of his duties, conviction of a felony or fraud or embezzlement involving assets of Global. In the event of termination by Global for any other reason, Mr. Rubin will be entitled to receive any unpaid salary and benefits through the date of termination. Under the employment agreement, for a period of one year, Mr. Rubin is prohibited from engaging in the planning, research, development, production, manufacturing, marketing, sales or distribution of athletic footwear, rugged outdoor footwear, sportswear, licensed products, related products, equipment or services or any other line of business engaged in or under demonstrable development by the Company. In addition, Mr. Rubin is prohibited from enticing, inducing or encouraging other employees of the Company to engage in any other activity which done by them would violate any provision of the contract.

  Kathryn N. Bednarski. On April 1, 1997, RYKA entered into an employment agreement with Kathryn N. Bednarski, President of RYKA Inc., for an initial term of five years, subject to automatic annual extensions. Pursuant to the terms of Ms. Bednarski's employment agreement, Ms. Bednarski is entitled to receive (i) an annual base salary of $150,000, subject to annual increases at the discretion of the Board of Directors, (ii) an annual bonus equal to one half of one percent of gross annual sales of the RYKA Inc. in excess of $25,000,000 provided that the gross profit on such sales exceed 30%, (iii) an annual bonus base on Ms. Bednarski's participation in the Company's executive bonus. Pursuant to the employment agreement, Ms. Bednarski is also entitled to a car allowance of $400 per month and has been granted a five year option to purchase 30,000 shares of Global's common stock at an exercise price per share equal to the fair market value of the stock on the date of the grant of which 6,000 shares automatically vest on each of the first, second, third, fourth and fifth anniversary dates of the agreement. Subsequently on September 5, 1997, the Company amended Ms. Bednarski's contract to (i) increase her car allowance to $600 per month and (ii) guarantees Ms. Bednarski a bonus of $15,000 in 1998 in lieu of the original provision requiring a threshold of $25,000,000 in sales of RYKA product.

  Ms. Bednarski's employment agreement may be terminated by Global with cause, which is defined identically to Mr. DiDominicis' employment agreement described below. In the event of termination without cause Ms. Bednarski will be entitled to receive an amount in cash equal to six months of her then current annual base salary, payable monthly over a six month period from the date of termination. Under this employment agreement Ms. Bednarski, for a period of one year after termination or expiration of the agreement, is prohibited from engaging or participating in any Company which competes with the company in the womens' athletic footwear and apparel business.

  Dennis F. DiDominicis. On September 25, 1995, the Company entered into an employment agreement with Dennis F. DiDominicis, Senior Vice President-Branded Divisions, for an initial term of five years, subject to automatic annual extensions. Pursuant to the terms of Mr. DiDominicis' employment agreement, Mr. DiDominicis is entitled to receive (i) an annual base salary of $165,000 which will be increased $5,000 each year commencing in calendar year 1997, (ii) an annual bonus based on Mr. DiDominicis' achievement of specific performance goals as determined by Global's Board of Directors, and (iii) other benefits similar to those provided to Global's other officers. Pursuant to the employment agreement, Mr. DiDominicis is also entitled to receive a car allowance of $6,000 per year and has been granted a five year option to purchase 25,000 shares of Global's common stock at an exercise price per share equal to the fair market value of the underlying common stock on the date of the grant, of which (i) 2,500 shares shall automatically vest on each of the first, second, third, fourth, and fifth yearly anniversaries of September 25, 1995, and (ii) 2,500 shares shall vest on each of the first, second, third, fourth, and fifth yearly anniversaries of December 31, 1995 based on the achievement by Mr. DiDominicis of performance goals to be established by RYKA's Board of Directors. Subsequently, on February 1997, the Company amended Mr. DiDominicis' contract so that the 12,500 shares which were to vest pursuant clause (ii) would vest at 2,500 shares per year on the first, second, third, fourth, and fifth anniversaries of September 25, 1995. On December 15, 1997, the effective date of the reorganization, the Company's Board of Directors and Compensation Committee elected to cancel and regrant these options to Mr. DiDominicis. The original grant was made with an exercise price of $8.00, the fair market value at the date of grant. These options were canceled and regranted at an exercise price which equaled the fair market value at the date of Reorganization or $3.20 per share. The vesting schedule remains the same as in the original grant.

  Mr. DiDominicis' employment agreement may be terminated by Global with or without cause which is defined to include, among other things, the willful failure or refusal by Mr. DiDominicis to comply with explicit directions of the Board of Directors or to render the services required by the employment agreement, willful breach or habitual neglect in the performance of his duties, conviction of a felony or fraud or embezzlement involving assets of Global. In the event of termination without cause by Global, Mr. DiDominicis will be entitled to receive a lump sum amount in cash equal to one-half of his then current annual base salary less any amounts owed to Global. In the event of termination by Global for any other reason, Mr DiDominicis will be entitled to receive any unpaid salary and benefits through the date of termination. Under the employment agreement, Mr. DiDominicis is prohibited from disclosing confidential information during and after the term of the agreement. In addition, Mr. DiDominicis is prohibited from soliciting employees of Global or engaging or participating in any business which competes with Global while he is employed by Global and for one year thereafter.

  Steven A. Wolf. On August 1, 1995, the Company entered into an employment agreement with Steven A. Wolf, Chief Financial Officer of Global, for an initial term of three years, subject to automatic annual extensions. Pursuant to the terms of Mr. Wolf's employment agreement, Mr. Wolf is entitled to receive (i) an annual base salary of $97,500, subject to annual adjustments determined by Global's Board of Directors, (ii) incentive compensation up to 35% of his base salary based on sales and/or profit projections for Global and based on his performance as determined by the Board of Directors, and (iii) other benefits similar to those provided to Global's other officers. Pursuant to the employment agreement, Mr. Wolf has been granted a five-year option to purchase 10,000 shares of Global's common stock at an exercise price per share equal to the fair market value of the underlying common stock on the date of the grant, of which 2,500 shares shall vest on the date of grant and 2,500 shares on each of the first, second, and third yearly anniversaries of August 1, 1995. On January 2, 1996, Mr. Wolf was granted a ten-year option to purchase an additional 7,500 shares of Global's common stock at an exercise price equal to the fair market value of the underlying common stock on the date of the grant, of which 2,500 shares shall vest on the date of grant and 2,500 shares on each of the first and second yearly anniversaries of January 1, 1996.

  On December 15, 1997, in connection with the consummation of the reorganization, Mr. Wolf was granted a ten-year option to purchase an additional 32,500 shares of Global's common shares at a price equal to the fair market value of the underlying common stock on the date of grant. These shares shall vest on each of the first, second, third, fourth and fifth anniversaries of December 15, 1997. Also on that date, the Company's Board of Directors and Compensation Committee elected to cancel and regrant the 17,500 options referred to above. The original grants were made with exercise prices ranging from $4.00 to $9.375, the fair market values at the dates of grant. These options were canceled and regranted at an exercise price which equaled the fair market value at the date of Reorganization or $3.20 per share. The vesting schedules remain the same as in the original grants.

  Mr. Wolf's employment agreement may be terminated by Global with cause, which is defined identically to Mr. DiDominicis' employment agreement described above. In the event of termination without cause by Global, Mr. Wolf will be entitled to receive a lump sum amount in cash equal to five-twelfths of his then current annual base salary less any amounts owed to Global and to have any unvested stock options accelerate and become fully exercisable. In the event of termination by Global for any other reason, Mr. Wolf will be entitled to receive any unpaid salary and benefits through the date of termination. Under the employment agreement, Mr. Wolf is prohibited from disclosing confidential information during and after the term of the agreement. In addition, Mr. Wolf is prohibited from soliciting employees of Global or engaging or participating in the technical women's athletic footwear business while he is employed by Global and for one year thereafter.

OPTION GRANTS

  The following table sets forth certain information concerning options granted during 1997 to the executive officers named in the Summary Compensation Table. The following table also sets forth the potential realizable value over the term of the options (the period from the grant date to the expiration date), based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These amounts do not represent Global's estimate of future stock price. Actual realizable values, if any, of stock options will depend on the future performance of the common stock.

                         OPTION GRANTS IN FISCAL 1997

                                       INDIVIDUAL GRANTS
                         ---------------------------------------------
                                                                            POTENTIAL REALIZABLE
                                                                              VALUE AT ASSUMED
                         NUMBER OF   PERCENT OF                            ANNUAL RATES OF STOCK
                         SECURITIES TOTAL OPTIONS                          PRICE APPRECIATION FOR
                         UNDERLYING  GRANTED TO   EXERCISE                    OPTION TERM/(1)/
                          OPTIONS   EMPLOYEES IN    PRICE   EXPIRATION     ----------------------
          NAME            GRANTED    FISCAL YEAR  ($/SHARE)    DATE            5%         10%
          ----           ---------- ------------- --------- ----------     ---------- -----------
Michael G. Rubin........      --          --          --          --              --          --
Kathryn N. Bednarski....   30,000        6.74%      $3.20    12/14/02      $   13,888 $    42,665
Dennis F. DiDominicis...   25,000        5.62%      $3.20    12/14/02      $   11,573 $    35,554
Steven A. Wolf..........   50,000       11.24%      $3.20     Various/(2)/ $   63,626 $   183,983

--------
/(1)/ Represents the difference between the market value of the common stock for which the option may be exercised, assuming that the market value of the common stock appreciates in value from the date of grant to the end of the option term at annualized rates of 5% and 10%, respectively, and the exercise price of the option.
/(2)/  Expiration dates range from 12/14/02 through 12/14/07.

AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES

  No options were exercised in 1997 by any of the executive officers named in the Summary Compensation Table above. The following table sets forth, for each of such executive officers, the number and value of options held at December 31, 1997.

                           AGGREGATED OPTION EXERCISES IN FISCAL 1997 AND FISCAL YEAR-END OPTION VALUES

                                                NUMBER OF SECURITIES
                                               UNDERLYING UNEXERCISED     VALUE OF UNEXERCISED
                                                     OPTIONS AT          IN-THE-MONEY OPTIONS AT
                           SHARES                 DECEMBER 31, 1997       DECEMBER 31, 1997/(1)/
                          ACQUIRED    VALUE   ------------------------- -------------------------
          NAME           ON EXERCISE REALIZED EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
          ----           ----------- -------- ----------- ------------- ----------- -------------
Michael G. Rubin........     --        --          --           --           --            --
Kathryn N. Bednarski....     --        --          --        30,000          --        $ 9,750
Dennis F. DiDominicis...     --        --       10,000       15,000       $3,250       $ 4,875
Steven A. Wolf..........     --        --       12,500       37,500       $4,063       $12,188

--------
/(1)/ Calculated by determining the difference between the deemed fair value of the securities underlying the options on December 31, 1997 and the exercise price.

STOCK OPTION PLANS

 1996 Equity Incentive Plan

  In March 1996, the Board of Directors adopted and in July 1996 the Company's Stockholders approved the Company's 1996 Equity Incentive Plan (the "Incentive Plan"). The purposes of the Incentive Plan are to attract and retain key employees and certain other persons who are in a position to make significant contributions to the success of the Company, to reward these employees and other persons for their contributions, to provide additional incentive to these employees and other persons to continue making similar contributions and to further align the interests of these employees and other persons with those of the Company's stockholders. To achieve these purposes, the Incentive Plan permits grants of incentive stock options ("ISO's"), options not intended to qualify as incentive stock options ("Non-ISO's"), stock appreciation rights ("SAR's"), restricted and unrestricted stock awards, performance awards, loans, and supplemental cash awards and combinations of the foregoing (all referred to as "Awards").

  The Incentive Plan originally permitted Awards to be granted for a total of 100,000 shares of the Company's common stock. On September 24, 1996, the Board of Directors approved an amendment to the Incentive Plan that increased the maximum number of shares issuable under the Incentive Plan to 1,000,000 shares. This amendment was approved by the shareholders at a vote held in connection with the Company's annual shareholders meeting on December 4, 1997. Shares issuable under Awards that terminate unexercised, shares issuable under Awards that are payable in stock or cash but are paid in cash and shares issued but later forfeited will be available for future Awards under the Incentive Plan.

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

  Recipients of stock options under the Incentive Plan will have the right to purchase shares of common stock at an exercise price, during a period of time and on such other terms and conditions as are determined by the Board of Directors. For ISO's, the recipient must be an employee, the exercise price must be at least 100% (110% if issued to a 10% or greater stockholder of the Company) of the fair market value of the Company's common stock on the date of grant and the term cannot exceed ten years (five years if issued to a 10% or greater stockholder of the Company) from date of grant. If permitted by the Board of Directors and subject to certain conditions, an option exercise price may be paid by delivery of shares of the Company's common stock that have been outstanding, a promissory note, a broker's undertaking to promptly deliver the necessary funds or by a combination of those methods. If permitted by the Board of Directors, options (other than those granted in tandem with SAR's) may be settled by the Company paying to the recipient, in cash or shares of common stock (valued at the then fair market value of the Company's common stock), an amount equal to such fair market value minus the exercise price of the option shares.

  SAR's may be granted under the Incentive Plan either alone or in tandem with stock options. Generally, recipients of SAR's are entitled to receive upon exercise, cash or shares of common stock (valued at the then fair market value of the Company's common stock) equal to such fair market value on the date of exercise minus such fair market value on the date of grant of the shares subject to the SAR, although certain other measurements also may be used. A SAR granted in tandem with a stock option is exercisable only if and to the extent that the option is exercised.

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

  Generally, upon termination of a recipient's employment or other relationship with the Company, stock options and SAR's remain exercisable for a period of three months (one year if termination is due to death or disability) to the extent that they were exercisable at the time of termination, except as otherwise agreed between the employee and the Company, unvested shares under outstanding restricted stock awards vest immediately except in the case of a voluntary resignation or termination for cause (as defined in the Incentive Plan). Stock options, SAR's and other Awards that are not exercisable at the time of termination automatically terminate, and payments or benefits under deferred stock awards, performance awards and supplemental cash awards that are not irrevocably due at the time of termination are forfeited.

  In addition to the 1996 Equity Incentive Plan, which is discussed above, the Company has adopted the following seven separate stock option plans (the "Plans"): the 1987 Stock Option Plan, the 1988 Stock Option Plan, the 1990 Stock Option Plan, the 1992 Stock Option Plan, the 1993 Stock Option Plan, the 1995 Stock Option Plan, and the 1995 Non-Employee Directors' Stock Option Plan. The following terms and conditions are virtually identical for each of the Plans, except for the 1995 Non-Employee Directors' Stock Option Plan which is separately summarized below. Pursuant to the Plans, options may be granted with respect to 31,321; 17,500; 37,500; 43,750; 45,000; 75,000 and 12,500
shares of common stock, respectively.

  Options under the Plans may be granted as incentive stock options intended to qualify under Section 422 of the Code or as options not intended to so qualify. In the case of both incentive stock options and non-qualified stock options, the option price must be equal to at least 100% of the fair market value of the Company's common stock on the date of grant. There is no limit on the number of shares for which options may be granted to any single employee under a Plan, except that incentive stock options first exercisable by a recipient in any one year under a Plan may not exceed $100,000 in value (determined at the time of grant). In addition, an incentive option granted to any person who owns 10% or more of the shares of voting stock of Global must have had an option price of not less than 110% of the fair market value of the shares at the time of grant and the option must expire not more than five years after its grant.

  Payment of the option exercise price may be made in cash, shares of common stock or a combination of cash and common stock. Except with respect to the 1995 Stock Option Plan, all officers, directors and key employees of the Company or any current or future parent or subsidiary of the Company are eligible to receive options under the Plans. Under the 1995 Stock Option Plan, non-employee members of the Board of Directors of the Company are not eligible to receive options. The Plans are administered by the Board of Directors which selects the optionee, determines the number of shares subject to each option and prescribes other terms and conditions of each option.

 1995 Directors' Plan

  On September 19, 1995, the Board of Directors adopted, and on November 15, 1995, the shareholders approved, the 1995 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). Pursuant to the Directors' Plan, options may be granted with respect to an aggregate of 12,500 shares of common stock.

  Options granted under the Directors' Plan are nonstatutory stock options which do not qualify under Section 422 of the Code. Only non-employee directors of Global or any subsidiary of Global ("Non-Employee Director") are eligible to participate in the Directors' Plan. Mr. Adelberg qualified as a Non-Employee Director.

  While grants of stock options under the Directors' Plan are automatic and non-discretionary, all questions of interpretation of the Directors' Plan are determined by the Executive Committee of the Board of Directors. The Directors' Plan provides that commencing January 1, 1996 and annually on January 1 of each year thereafter, an option to purchase 1,250 shares of Global common stock will be granted to each Non-Employee Director. The option exercise price for each option granted under the Directors' Plan is the fair market value on the date the option is granted. All options granted under the Directors' Plan vest at the rate of 25% per calendar quarter after the date of grant (or earlier in event of the death or disability of the Non-Employee Director or sale of Global). Upon departure from the Board of Directors by reason of death or disability, all options held by a Non-Employee Director may be exercised by him or her or by his or her executor or administrator, or by the person or persons to whom the option is transferred by will or the applicable laws of descent and distribution, only during the one-year period after such departure. If a Non-Employee Directors' service with Global terminates for any other reason, all options held by the Non-Employee Director that are not then exercisable will terminate and options that are exercisable on the date of termination will continue to be exercisable for the original option exercise period. Upon sale of Global, all options held by Non-Employee Directors will terminate. In all other events, options granted under the Directors' Plan remain exercisable until the fifth anniversary of the date of grant. No option may be transferred other than by will or by the laws of descent and distribution.

DIRECTOR COMPENSATION

  Each Director who is not an employee of Global received an option to purchase 1,250 shares of Global's common stock upon joining the Board of Directors and annual stock option grants to purchase 1,250 shares. The Directors do not receive any cash compensation for their services on behalf of Global but are reimbursed for reasonable travel and lodging expenses incurred in attending meetings of the Board of Directors and any Committee. Those Directors who are employees of Global do not receive any compensation for their services as Directors.

  On December 15, 1997, in conjunction with the consummation of the reorganization, the Company made a one-time discretionary grant to Mr. Adelberg of a five year option to purchase 50,000 shares of Global's common stock at an exercise price per share equal to the fair market value of the stock on the date of grant. The shares vest twenty percent per year on each anniversary retroactive back to the date of Mr. Adelberg's appointment to the Board, July 31, 1995. As such, 20,000 of Mr. Adelberg's shares vested upon grant, with an additional 10,000 shares vesting July 31, 1998, 1999 and 2000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDE TRANSACTIONS

  During 1997, Global had no compensation committee "interlocks", meaning that it was not the case that an executive officer of Global served as a director or member of the compensation committee of another entity and an executive officer of the other entity served as a director or member of the Compensation Committee or the Board of Directors of Global.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth information regarding beneficial ownership of Global's common stock as of March 16, 1998 by (i) by each person known to Global to be the beneficial owner of more than 5% of Global's common stock,
(ii) each of Global's directors, (iii) each of the named executive officers, and (iv) all directors and executive officers as a group.

                                                   NUMBER OF SHARES OF
                                                      COMMON STOCK           PERCENTAGE OF
   NAME AND ADDRESS OF BENEFICIAL OWNER /(1)/   BENEFICIALLY OWNED /(2)/     COMMON STOCK
   ------------------------------------------   ------------------------     -------------
   Michael G. Rubin.................                   8,169,087                 78.4%
   Kenneth J. Adelberg..............                      66,750/(3)/               *
   Dennis F. DiDominicis............                      10,000/(4)/               *
   Harvey Lamm......................                      20,000/(6)/               *
   Steven A. Wolf...................                      15,000/(5)/               *
   All directors and executive
    officers as a group
    (5 persons).....................                   8,280,837/(3)//(7)/       79.1%

--------
*     Less than 1.0%
/(1)/ The address of each person listed above is in care of Global Sports,
      Inc., 555 S. Henderson Road, King of Prussia, PA 19406.
/(2)/ Pursuant to the rules of the United States Securities and Exchange
      Commission, shares of common stock which an individual or member of a group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
/(3)/ Includes 23,750 shares of common stock issuable upon exercise of outstanding options.
/(4)/ Represents 10,000 shares of common stock issuable upon exercise of outstanding options.
/(5)/ Represents 15,000 shares of common stock issuable upon the exercise of outstanding options.
/(6)/ Represents 20,000 shares of common stock issuable upon the exercise of outstanding options.
/(7)/ Includes 68,750 shares of common stock issuable upon exercise of outstanding options and warrants.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The Company is located in King of Prussia, Pennsylvania where it conducts its operations and warehouses inventory in a facility subleased from Mr. Rubin. Terms of the lease were negotiated on an arm's-length basis and require rental payments of approximately $29,000 per month for use of these facilities and warehousing services commencing August 1, 1995 through September 30, 2009. Rent expense related to this lease totaled $347,498 and $231,667 for the years ended 1997 and 1996, respectively. Any cost related to the use of the facility or for other services provided by Mr. Rubin will be charged to the Company on an arm's-length basis and will be subject to approval by a special disinterested committee of the Board of Directors.

  At the refinancing in November 1997, the KPR Companies owed Michael Rubin subordinated debt of $3,055,841 which was comprised of (i) a loan from Mr. Rubin to the KPR Companies in the principal amount of $851,440, plus accrued and unpaid interest on such loan of $180,517 through October 31, 1997 and (ii) a note in the principal amount of $2,204,401 representing undistributed sub chapter S corporation retained earnings previously taxed to Mr. Rubin as the sole shareholder of the KPR Companies. No interest was to accrue on the note representing sub chapter S corporation earnings until the effective date of the reorganization at which time the interest will begin to accrue on such note at a choice of prime plus 1/4% or LIBOR (Adjusted Eurodollar Rate) plus two hundred seventy-five basis points.

  The Loan Agreement and a related Subordination Agreement by and among the KPR Companies, Mr. Rubin and the lender entered into at the same time as the Loan Agreement (the "Subordination Agreement") allowed the KPR Companies to repay Mr. Rubin $1,000,000 of the subordinated debt principal and the accrued interest of $180,517 at the time of this loan closing or within five days thereafter, subject to there being $2,000,000 of availability under the KPR Companies' credit line after taking into account such payments. Such payments were made to Mr. Rubin on November 26, 1997.

  In addition, the Loan Agreement and the Subordination Agreement permit the KPR Companies to make continued regular payments of interest on the subordinated debt and to further reduce principal on a quarterly basis, commencing with the first quarter of 1998, in an amount up to 50% of the cumulative consolidated net income of both borrowers, reduced by net losses of the borrowers during such period.

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                          PAGE
                                                                     --------------
 (A)(1)        FINANCIAL STATEMENTS
               Report of Independent Auditors--Deloitte & Touche
                LLP...............................................              F-1
               Report of Independent Accountants--Margolis &
                Company PC........................................              F-2
               Balance Sheets as of December 31, 1997 and 1996....              F-3
               Statements of Operations for the years ended
                December 31, 1997, 1996 and 1995..................              F-4
               Statements of Stockholders' Equity (Deficiency) for
                the years ended December 31, 1997, 1996 and 1995..              F-5
               Statements of Cash Flows for the years ended
                December 31, 1997, 1996 and 1995..................              F-6
               Notes to Financial Statements......................        F-7--F-19
 (A)(2)        SCHEDULES
               Schedule VIII--Valuation and Qualifying Accounts
                for the years ended 1997, 1996 and 1995...........              S-1
               All other schedules not listed have been omitted
               since the required information is included in the
               financial statements or the notes thereto or is not
               applicable or required.
 (A)(3)        EXHIBITS
      NO.                          DESCRIPTION
      ---                          -----------
   2.1/(1)/    Securities Purchase Agreement dated June 21, 1995 by and between the Registrant and MR Acquisitions, Inc.
   2.2/(2)/    First Amendment to Securities Purchase Agreement by and between the Registrant and MR Acquisitions, Inc. dated July 31, 1995.
   2.3/(12)/   Second Amended and Restated Agreement and Plan of Reorganization,
                as amended, among RYKA Inc., a Delaware corporation, KPR Sports
                International, Inc., a Pennsylvania corporation, Apex Sports
                International, Inc., a Pennsylvania corporation, MR Management,
                Inc., a Pennsylvania corporation, and Michael G. Rubin.
   3.1/(12)/   Amended and Restated Certificate of Incorporation of the Company
                filed with the Secretary of State of the State of Delaware on
                December 15, 1997.
   3.2/(3)/    The Company's Bylaws as amended.
   4.1/(3)/    Specimen of Common Stock Certificate.
  10.1/(2)/    Loan and Security Agreement by and between the Registrant and KPR
                Sports International, Inc
  10.2/(2)/    Promissory Note in the principal amount of $851,440 by and between
                Registrant as maker and KPR Sports International, Inc. as payee.
  10.3/(2)/    Demand Promissory Note in the principal amount of $2,000,000 by and between Registrant as borrower and KPR Sports International,
                Inc. as lender.
  10.4/(2)/    Letter of Credit Financing Agreement by and between Registrant and
                KPR Sports International, Inc.
  10.5/(2)/    Warrant to Purchase 5,100,000 shares of the Registrant's common stock issued to MR Acquisitions, L.L.C.
  10.6/(2)/    Warrant to purchase 4,000,000 shares of the Registrant's common stock issued to MR Acquisitions, L.L.C.
  10.7/(2)/    Registration Rights Agreement by and between the Registrant and MR
                Acquisitions, Inc.
  10.8/(2)/    Promissory Note in the principal amount of $500,000 by and between the Registrant and Michael Rubin.
  10.9/(2)/    Sublease Agreement dated July 31, 1995 by and between KPR Sports
                International, Inc. as sublessor and Registrant as sublessee.
  10.10/(2)/   Settlement Agreement by and between Registrant and Pro-Specs
                America Corporation.
 +10.11/(2)/   Employment Agreement dated July 31, 1995 by and between the
                Registrant and Sheri Poe.

      NO.                                 DESCRIPTION
      ---                                 -----------
 +10.12/(11)/   Key Employee Termination Agreement dated August 3, 1996 by and between the Registrant and Sheri Poe.
 +10.13/(2)/    Employment Agreement dated July 31, 1995 by and between the
                 Registrant and Steven Wolf.
 +10.14/(2)/    Employment Agreement dated September 25, 1995 by and between the Registrant and Dennis F. DiDominicis.
 +10.15         Employment Agreement dated September 25, 1996 by and between the Registrant and Michael G. Rubin.
 +10.15-A       First Amendment to the Employment Agreement dated September 25,
                 1996 by and between the Registrant and Michael G. Rubin.
 +10.16         Employment Agreement dated April 11, 1997 by and between the
                 Registrant and Kathryn N. Bednarski.
 +10.20/(5)/    1987 Stock Option Plan.
 +10.21/(6)/    1988 Stock Option Plan.
 +10.22/(7)/    1990 Stock Option Plan.
 +10.23/(8)/    1992 Stock Option Plan.
 +10.24/(9)/    1993 Stock Option Plan.
 +10.25/(2)/    1995 Stock Option Plan.
 +10.26/(10)/   1995 Non-Employee Directors' Stock Option Plan.
 +10.27/(11)/   1996 Equity Incentive Plan.
 +10.27-A       Amendment to the 1996 Equity Incentive Plan.
  10.30/(11)/   Revolving Credit Agreement dated August 15, 1996 by and between the Registrant and CoreStates Bank, N.A.
  10.31/(11)/   Security Agreement dated August 15, 1996 by and between the
                 Registrant and CoreStates Bank, N.A.
  10.32/(11)/   Memorandum of Security Agreement dated August 15, 1996 by and between the Registrant and CoreStates Bank, N.A.
  10.33/(11)/   Limited Guaranty of Michael Rubin dated August 15, 1996 in favor of CoreStates Bank, N.A.
  10.34/(11)/   Letter Agreement dated February 7, 1997 by and among the
                 Registrant, CoreStates Bank, N.A. and Michael Rubin.
  10.35/(11)/   Second Amended Forbearance Agreement dated June 4, 1997 by and among the Registrant, CoreStates Bank, N.A. and Michael Rubin.
  10.36/(11)/   Letter Agreement dated June 4, 1997 by and among the
                 Registrant, CoreStates Bank, N.A. and Michael Rubin.
  21.1          Subsidiaries of the Company.
  27.1          Financial Data Schedule (electronic filing only).

--------
 +    Management contract or compensatory plan or arrangement.
(/1/) Incorporated by reference to Form 8-K dated June 21, 1995.
(/2/) Incorporated by reference to Form 8-K dated July 31, 1995.
(/3/) Incorporated by reference to the Company's Registration Statement No. 33-
      33754.

/(4)/ Incorporated by reference to the Company's Registration Quarterly Report on Form 10-Q for the nine-month period ended September 30, 1995.
/(5)/ Incorporated by reference to the Company's Registration Statement No. 33-19754-B.
/(6)/ Incorporated by reference to the Company's Registration Statement No. 33-27501.
/(7)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the nine-month period ended September 30, 1990.
/(8)/ Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.
/(9)/ Incorporated by reference to the Company's Form S-8 Registration Statement filed on January 3, 1994.
/(10)/ Incorporated by reference to the Company's Proxy Statement filed on October 13, 1995 in connection with the 1995 Special Meeting in lieu of Annual Meeting held on November 15, 1995.
/(11)/ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
/(12)/ Incorporated by reference to the Company's Definitive Proxy Materials filed November 12, 1997.

(b)    REPORTS ON FORM 8-K
       The Company filed a Current Report on Form 8-K dated December 15, 1997 reporting the consummation of the reorganization of RYKA Inc. and the KPR Companies. The Company then filed an amended current report on Form 8-K/A to incorporate certain financial information.

                         INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Global Sports, Inc.

  We have audited the accompanying consolidated balance sheet of Global Sports, Inc. and Subsidiaries (the "Company") as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the year then ended and the combined balance sheet of Global Sports, Inc. and Subsidiaries (formerly KPR Sports International, Inc. and Affiliates) as of December 31, 1996 and the related combined statements of operations, shareholder's equity (deficiency) and cash flows for the year then ended. Our audit also included the financial statement schedule for the years ended December 31, 1997 and 1996 listed in the Index at
Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      /s/ Deloitte & Touche LLP
_____________________________________
        DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
March 27, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Global Sports, Inc.
King of Prussia, Pennsylvania

  We have audited the combined statements of operations, stockholders' equity (deficiency) and cash flows of Global Sports, Inc. and Subsidiaries (the "Company"), formerly KPR Sports International, Inc. and Affiliates (see Note
1), for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

  In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined results of operations and cash flows of Global Sports, Inc. and Subsidiaries for the year ended December 31, 1995, in conformity with generally accepted accounting principles.


                                                /s/ Margolis & Company P.C.
                                         _____________________________________
                                                  MARGOLIS & COMPANY P.C.

Bala Cynwyd, Pennsylvania
February 2, 1996

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES

                                 BALANCE SHEETS

                                                      DECEMBER 31,  DECEMBER 31,
                                                          1997          1996
                                                      ------------  ------------
                                                      CONSOLIDATED    COMBINED
                       ASSETS
Current assets:
  Cash and cash equivalents.......................... $    98,881   $   275,871
  Accounts receivable, net of allowance for doubtful
   accounts of $743,223 in 1997 and $279,682 in
   1996..............................................  16,060,911     9,660,543
  Inventory..........................................  16,906,171    10,749,460
  Prepaid expenses and other current assets..........     933,548     1,197,819
                                                      -----------   -----------
    Total current assets.............................  33,999,511    21,883,693
Property and equipment, net of accumulated
 depreciation and amortization.......................   3,282,712     3,331,540
Investment in and advances to RYKA, Inc..............         --      1,167,986
Goodwill, net........................................   4,057,768           --
Intangibles, net.....................................   2,089,514       295,325
Other assets.........................................       2,404           --
                                                      -----------   -----------
    Total assets..................................... $43,431,909   $26,678,544
                                                      ===========   ===========
  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Current portion--notes payable..................... $ 2,000,000   $10,682,171
  Current portion--capital lease obligation, related
   party.............................................     116,124       105,378
  Accounts payable and accrued expenses..............  16,114,305    10,537,903
  Subordinated note payable, related party...........   2,068,652           --
                                                      -----------   -----------
    Total current liabilities........................  20,299,081    21,325,452
Capital lease obligation, related party and other
 liabilities.........................................   2,309,231     2,425,355
Notes payable........................................  18,666,248           --
Subordinated note payable, related party.............         --      3,479,870
Commitments and contingencies........................
Stockholders' equity (deficiency):
  Preferred stock, $0.01 par value, 1,000,000 shares
   authorized in 1997, none issued...................         --            --
  Common stock, $0.01 par value, 20,000,000 shares
   authorized, 11,487,197 shares issued, 10,418,111
   shares outstanding................................     114,875           --
  Common stock, no par value, 37,000 shares
   authorized, 2,000 shares issued, 1,900 shares
   outstanding.......................................         --          2,000
  Additional paid in capital.........................   8,001,132     1,066,758
  Cumulative translation adjustment..................     (35,520)      (41,865)
  Accumulated deficit................................  (5,709,321)   (1,554,026)
                                                      -----------   -----------
                                                        2,371,166      (527,133)
  Less: Treasury stock, at cost......................     213,817        25,000
                                                      -----------   -----------
    Total stockholders' equity (deficiency)..........   2,157,349      (552,133)
                                                      -----------   -----------
    Total liabilities and stockholders' equity
     (deficiency).................................... $43,431,909   $26,678,544
                                                      ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS

                                             YEAR ENDED DECEMBER 31,
                                       --------------------------------------
                                           1997         1996         1995
                                       ------------  -----------  -----------
                                       CONSOLIDATED   COMBINED     COMBINED
Net sales............................. $60,671,407   $47,340,450  $43,272,594
                                       -----------   -----------  -----------
Costs and expenses:
  Cost of goods sold..................  48,376,966    37,857,455   32,853,181
  General and administrative expense..   6,314,769     5,123,358    7,359,640
  Selling and marketing expense.......   7,031,519     3,116,013    1,778,709
  Research and development expenses...     511,073       360,820      262,254
                                       -----------   -----------  -----------
    Total costs and expenses..........  62,234,327    46,457,646   42,253,784
                                       -----------   -----------  -----------
Operating income (loss)...............  (1,562,920)      882,804    1,018,810
                                       -----------   -----------  -----------
Other (income) expenses:
  Interest expense....................   2,013,028     1,152,473      790,439
  Interest income.....................     (58,732)      (87,629)     (37,978)
  Other, net..........................      45,986      (37,701)      (19,792)
                                       -----------   -----------  -----------
    Total other expenses, net.........   2,000,282     1,027,143      732,669
                                       -----------   -----------  -----------
Income (loss) before equity in net
 loss of RYKA Inc.....................  (3,563,202)     (144,339)     286,141
Equity in net loss of RYKA Inc........    (592,093)     (518,491)    (261,331)
                                       -----------   -----------  -----------
Income (loss) before income taxes.....  (4,155,295)     (662,830)      24,810
Foreign income taxes..................         --         81,483          --
                                       -----------   -----------  -----------
Net income (loss)..................... $(4,155,295)  $  (744,313) $    24,810
                                       ===========   ===========  ===========
Unaudited Pro Forma Data:
Income (loss) before income taxes..... $(4,155,295)  $  (662,830) $    24,810
Provision for income taxes............         --         21,000      144,000
                                       -----------   -----------  -----------
Pro forma net loss.................... $(4,155,295)  $  (683,830) $  (119,190)
                                       ===========   ===========  ===========
Pro forma basic losses per share...... $     (1.39)  $      (.27) $      (.07)
                                       ===========   ===========  ===========
Pro forma diluted losses per share.... $     (1.39)  $      (.27) $      (.07)
                                       ===========   ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES

                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                             COMMON STOCK     ADDITIONAL               CUMULATIVE    TREASURY STOCK
                          -------------------  PAID IN     RETAINED    TRANSLATION --------------------
                            SHARES   DOLLARS   CAPITAL     EARNINGS    ADJUSTMENT   SHARES     DOLLARS
                          ---------- -------- ----------  -----------  ----------- ---------  ---------
Combined balance at
 January 1, 1995........       2,000 $  2,000 $      --   $   771,220   $    --          100  $  25,000
Contributions to
 additional paid-in
 capital................                         155,430
Distributions to
 shareholder............                                     (823,543)
Net income..............                                       24,810
Translation
 adjustments............                                                 (12,130)
                          ---------- -------- ----------  -----------   --------   ---------  ---------
Combined balance at
 December 31, 1995......       2,000    2,000    155,430      (27,513)   (12,130)        100     25,000
Distributions to
 shareholder............                                     (782,200)
Equity in stock
 issuances of RYKA
 Inc. ..................                         911,328
Net loss................                                     (744,313)
Translation
 adjustments............                                                 (29,735)
                          ---------- -------- ----------  -----------   --------   ---------  ---------
Combined balance at
 December 31, 1996......       2,000    2,000  1,066,758   (1,554,026)   (41,865)        100     25,000
Warrant compensation
 related to former
 officer................                         152,333
Equity in stock
 issuances of RYKA
 Inc. ..................                         356,534
Adjustments arising from
 reorganization,
 1,608.06-for-1 stock
 split and change from
 no par value to $.01
 per share..............   3,316,111   31,184     (6,184)                               (100)   (25,000)
Common stock issued in
 acquisition of RYKA
 Inc. and acquisition of
 treasury stock.........   8,169,086   81,691  6,431,691                           1,069,086   (213,817)
Net loss................                                   (4,155,295)
Translation
 adjustments............                                                   6,345
                          ---------- -------- ----------  -----------   --------   ---------  ---------
Consolidated balance at
 December 31, 1997......  11,487,197 $114,875 $8,001,132  $(5,709,321)  $(35,520)  1,069,086  $(213,817)
                          ========== ======== ==========  ===========   ========   =========  =========


   The accompanying notes are an integral part of these financial statements.

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                                YEAR ENDED DECEMBER 31,
                                          --------------------------------------
                                              1997         1996         1995
                                          ------------  -----------  -----------
                                          CONSOLIDATED   COMBINED     COMBINED
Cash Flows from Operating Activities:
  Net income (loss).....................  ($4,155,295)  $  (744,313) $    24,810
  Adjustments to reconcile net income
   (loss) to net cash provided by (used
   in) operating activities:
    Depreciation and amortization.......      417,020       302,314      219,292
    Provision for losses on accounts
     receivable.........................      507,146       250,845      141,200
    Equity in undistributed loss of RYKA
     Inc................................      592,093       518,491      261,331
    Loss on disposition of equipment....       46,163        31,772          --
    Warrants expense....................      152,333           --           --
  Changes in operating assets and
   liabilities, net of acquisitions:
    Accounts receivable.................   (4,902,102)     (897,553)  (4,942,482)
    Inventory...........................   (3,770,153)     (754,856)  (4,124,722)
    Prepaid expenses and other current
     assets.............................      544,269    (1,067,382)    (109,723)
    Other assets........................   (1,206,817)     (204,473)     200,000
    Accounts payable and accrued
     expenses...........................    3,801,331     3,029,033    1,002,782
                                          -----------   -----------  -----------
    Net cash provided by (used for)
     operating activities...............   (7,974,012)      463,878   (7,327,512)
                                          -----------   -----------  -----------
Cash Flows from Investing Activities:
  Acquisition of Trail BV...............          --            --    (1,023,000)
  Proceeds from sale of equipment.......       85,000         2,000
  Acquisition of property and
   equipment............................     (231,987)     (508,850)    (282,278)
  Cash acquired in Reorganization.......       66,806           --           --
  Investment in RYKA Inc................      473,589           --      (148,560)
  Advances to RYKA Inc..................       12,311       (17,040)    (853,483)
  Note receivable.......................          --            --        70,000
                                          -----------   -----------  -----------
    Net cash provided by (used for)
     investing activities...............      405,719      (523,890)  (2,237,321)
                                          ===========   ===========  ===========
Cash Flows from Financing Activities:
  Net borrowings under line of credit...    7,906,336       970,441    7,750,500
  Repayment of capitalized lease
   obligation...........................     (105,378)      (86,251)     (39,659)
  Stockholder's advances................          --        244,153    2,502,130
  Contributions to capital..............          --            --       155,430
  Repayment of subordinated debt........     (416,000)          --           --
  Distributions to stockholder..........          --       (782,200)    (823,543)
                                          -----------   -----------  -----------
    Net cash provided by financing
     activities.........................    7,384,958       346,143    9,544,858
                                          -----------   -----------  -----------
Effect of exchange rate on cash.........        6,345       (29,735)     (12,130)
                                          -----------   -----------  -----------
Net increase (decrease) in cash and cash
 equivalents............................     (176,990)      256,396      (32,105)
Cash and cash equivalents, beginning of
 year...................................      275,871        19,475       51,580
                                          -----------   -----------  -----------
Cash and cash equivalents, end of year..       98,881   $   275,871  $    19,475
                                          ===========   ===========  ===========
Supplemental disclosure of cash flow
 information:
  Cash paid during the year for
   interest.............................  $ 1,882,198   $ 1,026,499  $   736,011
Supplemental disclosure of noncash investing and
 financing activities:
  Modification of existing capital
   lease................................          --    $   916,960          --
  Issuance of common stock of affiliate
   at a price per share in excess of the
   Company's carrying amount............  $   356,534   $   911,328          --
  Refinancing of revolving credit
   agreement............................  $16,718,420           --           --

   The accompanying notes are an integral part of these financial statements.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

  Global Sports, Inc. ("Global" or the "Company", formerly RYKA Inc.), a Delaware corporation, designs, develops and markets athletic footwear to retail outlets primarily located in the United States.

  On December 15, 1997, RYKA Inc., ("RYKA") consummated a Second Amended and Restated Agreement and Plan of Reorganization, as amended (the "Reorganization Agreement") among RYKA, KPR Sports International, Inc., a Pennsylvania corporation ("KPR"), Apex Sports International, Inc., a Pennsylvania corporation ("Apex"), MR Management, Inc., a Pennsylvania corporation ("Management"), and Michael G. Rubin, the Chairman and Chief Executive Officer of the Company, which provided for, among other things, the reorganization (the "Reorganization") of RYKA and the KPR Companies (as defined below) as follows: (i) RYKA was renamed Global Sports, Inc. (ii) the transfer by the Company to RYKA Sub, Inc. ("RYKA Sub"), a Pennsylvania corporation, of all of the assets and liabilities of the Company in exchange for all of the issued and outstanding capital stock of RYKA Sub, (iii) the merger of KPR Acquisitions, Inc., a Pennsylvania corporation that is wholly-owned by the Company, with and into KPR, with KPR surviving the merger as a wholly-owned subsidiary of the Company, (iv) the acquisition by the Company of all of the issued and outstanding shares of capital stock of Apex and Management (KPR, Apex and Management are collectively referred to as the "KPR Companies"), and
(v) the issuance to Michael G. Rubin, the sole stockholder of the KPR Companies, of an aggregate of 8,169,086 new shares of common stock (after giving effect to the 1-for-20 reverse stock split) in exchange for his shares of common stock of the KPR Companies and the KPR Companies' holdings of common stock of the Company. RYKA Sub subsequently changed its name to RYKA Inc. after the reorganization.

  After the Reorganization, Mr. Rubin, the former sole shareholder of the KPR Companies, now owns approximately 78.4% of the outstanding voting power of the Company. Accordingly, the Reorganization has been accounted for as a reverse purchase under generally accepted accounting principles pursuant to which the KPR Companies are considered to be the acquiring entity and the Company is the acquired entity for accounting purposes, even though the Company is the surviving legal entity. As a result of this reverse purchase accounting treatment, (i) the historical financial statements of the Company for periods prior to the date of the Reorganization are no longer the historical financial statements of the Company, and therefore, are no longer presented; (ii) the historical financial statements of the Company for periods prior to the date of the Reorganization are those of the KPR Companies, (iii) all references to the financial statements of the Company apply to the historical financial statements of the KPR Companies prior to and subsequent to the Reorganization, and (iv) any references to RYKA apply solely to that company and its financial statements prior to the Reorganization.

  Total consideration for RYKA amounted to $6,513,382. The historical cost of assets and liabilities recorded by RYKA on the date of the Reorganization equaled fair value. An independent valuation was performed to identify and value intangible assets (patents and trademarks). The remainder of the consideration was allocated to goodwill. The following table details the allocation of the total consideration:

           Assets acquired....................... $4,374,805
           Identified intangibles................  1,762,800
           Liabilities assumed................... (3,912,786)
           Treasury stock acquired...............    213,817
           Goodwill..............................  4,074,746
                                                  ----------
               Total............................. $6,513,382
                                                  ==========

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

  The following unaudited pro forma information is presented as if the Reorganization had occurred on January 1, 1996:

                                                          1997         1996
                                                       -----------  -----------
       Net sales...................................... $73,728,000  $57,535,000
       Net loss.......................................  (5,814,000)  (2,298,000)
       Loss per share.................................        (.56)        (.22)

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation: The consolidated financial statements presented for 1997 include the accounts of Global Sports, Inc., a Delaware corporation, and the following wholly-owned subsidiaries: Apex Sports International, Inc.; KPR Sports International, Inc.; MR Management, Inc.; and RYKA Inc. (all Pennsylvania corporations) subsequent to the Reorganization. The combined financial statements presented for 1996 and 1995 include the accounts of KPR Sports International, Inc. and Affiliates, MR management, Inc., KPR Sports International BVBA (an entity organized pursuant to the laws of Belgium and owned 79% by the Company and 21% by MR Management, Inc.), KPR Sports International Europe B.V. (an entity organized pursuant to the laws of the Netherlands Ministry of Justice and owned 79% by the Company and 21% by MR Management, Inc.), MR Acquisitions, LLC (an entity owned 99% by the Company and 1% by MR Management, Inc.), Abington Ski, Inc., Delmar Ski, Inc., Lancaster Ski, Inc. and Apex Sports International, Inc. all of which are affiliated through the common ownership of an individual shareholder and are a part of Global after the Reorganization (see Note 1). All intercompany accounts and transactions have been eliminated in consolidation and combination.

  Operations and Financing: As discussed in Note 4, during the latter part of 1996 and for most of 1997, the Company had a number of financing issues which were mitigated on November 20, 1997 when the Company secured adequate financing with a new lender. In addition, during that same time, the Company was preparing to reorganize RYKA and the KPR Companies (see Note 1), which became effective December 15, 1997. Such issues and efforts had a negative impact on the Company's results of operations. Management believes that they have adequate financing to allow the Company to continue its operations, meet its obligations as they mature, and comply with its debt covenants (as amended March 27, 1998) during the forseeable future. Ultimately, the Company must generate sufficient revenues from sales of its products to attain profitability.

  Cash Equivalents: The Company considers highly liquid investments with maturities at date of purchase of less than three months to be cash equivalents.

  Inventory: Inventory, primarily consisting of athletic footwear and apparel, is valued at the lower of cost (determined by the first-in, first-out method) or market.

  Property and Equipment: Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets, generally five to seven years, using the straight-line method. Included in these assets are leasehold improvements which are amortized over the shorter of the useful life of the improvement or the remaining term of the lease. Expenditures for maintenance and repairs are expensed as incurred. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in results of operations.

  Sale of Stock by an Equity Method Investee: Prior to the Reorganization, changes in the KPR Companies' proportionate share of the underlying equity of RYKA, an equity method investee, which result from the issuance of additional securities by such investee, were credited directly to additional paid-in capital. In 1997 and 1996, $356,534 and $911,328, respectively, of such gains were credited to additional paid-in capital (see Note 16).

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

  Foreign Currency Translation: In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation, exchange adjustments resulting from foreign currency transactions generally are recognized currently in income, whereas adjustments resulting from translations of financial statements are reflected as a separate component of shareholder's equity. The currency translation loss for the years ended December 31, 1997, 1996 and 1995 were $35,520, $41,865 and $12,130, respectively.

  Goodwill and Intangibles. The cost of goodwill and intangibles is amortized on a straight-line basis over ten years. The realizability of goodwill and intangibles is evaluated periodically as events or circumstances indicate a possible inability to recover their carrying amount. Such evaluation is based on various analyses, including undiscounted cash flow and profitability projections that incorporate, as applicable, the impact on existing company businesses. The analyses necessarily involve significant management judgment. Goodwill is reported net of accumulated amortization of $16,978 in 1997. Intangibles, which principally represent the cost of acquiring licenses, patents and trademarks, are reported net of accumulated amortization of $55,611 and $7,383 in 1997 and 1996, respectively.

  Income Taxes: Prior to December 15, 1997, the KPR Companies had elected to be taxed as S Corporations, under provisions of the Internal Revenue Code and various state income tax regulations. As such, current taxable income had been included on the income tax returns of the then sole shareholder for federal and state income tax purposes and no provision had been made for federal income taxes (see pro forma presentation). On December 15, 1997, the KPR Companies effected a merger with RYKA Inc. (see Note 1). As a result of the merger, the KPR Companies' S election was terminated. The Company, now renamed Global Sports, Inc., is considered a C corporation and is subject to federal and state income taxes. As such, taxes on income are provided based upon SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

  Unaudited Pro Forma Net Income: Pro forma net income represents net income after pro forma adjustments for income taxes as if the KPR Companies had been subject to federal and state income taxation as a C Corporation since its inception.

  Revenue Recognition: Sales, net of discounts, are recognized upon the shipment of product.

  Advertising: The Company expenses the cost of advertising upon the first time the advertising takes place. Advertising expense was $431,753, $206,842 and $23,242 for 1997, 1996, and 1995 respectively.

  Reclassifications: Certain 1995 and 1996 balances have been reclassified to conform with the 1997 financial statement presentation.

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

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

  Fair Value of Financial Instruments: The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and note payable, bank are a reasonable estimate of their fair values at December 31, 1997 and 1996, based on either the short maturity of the instrument or current rates offered to the Company for debt of a similar nature. The fair value of the subordinated note payable, related party is not practicable to determine because of the lack of quoted market prices for such debt and the Company's lack of offers to provide comparable subordinated debt.

  Stock Based Compensation: SFAS No. 123, Accounting for Stock Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock (see Note 11).

 New Accounting Pronouncements:

  Earnings (Losses) Per Share: Earnings (losses) per share for all periods have been computed in accordance with SFAS No. 128, Earnings Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) per share is computed by dividing the net income
(loss) by the weighted average number of shares outstanding during the year, assuming dilution.

  Pro forma basic earnings (losses) per share represents pro forma net income
(loss) (after a pro forma provision for income taxes as if the Company had been subject to federal and state income taxation as a C corporation since inception) divided by the weighted average number of common shares outstanding during the period.

  Pro forma diluted earnings (losses) per share is computed by dividing pro forma net income (loss) by the weighted average number of common shares outstanding during the period, assuming dilution.

  The amounts used in calculating earnings (losses) per share data are as follows:

                                    1997            1996           1995
                                 -----------      ---------      ---------
   Pro Forma Net Loss..........  $(4,155,295)     $(683,830)     $(119,190)
                                 ===========      =========      =========
   Weighted Average Shares
     Outstanding--Basic and
      Diluted..................    2,996,027/(1)/ 2,568,431/(1)/ 1,717,033/(1)/
                                 ===========      =========      =========
   Outstanding Common Stock
    Options having no Dilutive
    Effect.....................      542,681        241,250        192,750
                                 ===========      =========      =========
   Outstanding Common Stock
    Warrants having no Dilutive
    Effect.....................      236,486         81,186         37,686
                                 ===========      =========      =========

  The Company's pro forma net loss in 1997, 1996, and 1995 results in an antidilutive effect in the calculation of pro forma diluted earnings (losses) per share.
--------
/(1)/On December 15, 1997, the Company effected a 1-for-20 reverse stock split of its common stock. All share amounts have been adjusted to reflect the reverse split (see Note 1).

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

 Comprehensive Income: In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income. This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997, although earlier adoption is permitted. Reclassification of financial information for earlier periods presented for comparative purposes is required under SFAS No. 130. As this statement only requires additional disclosures in the Company's financial statements, its adoption will not have any impact on the Company's financial position, results of operations or cash flows. The Company will adopt SFAS No. 130 in its 1998 fiscal year.

 Segment Information:   In June 1997, the FASB issued SFAS No. 131,
Disclosures about Segments of an Enterprise and Related Information. This statement, which establishes standards for the reporting of information operating segments and requires the reporting of selected information about operating segments in interim financial statements, is effective for periods beginning after December 15, 1997, although earlier adoption is permitted. SFAS No. 131 is not required to be applied to interim financial statements in the initial year of application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. As this statement only requires additional disclosures in the Company's financial statements, its adoption will not have any impact on the Company's financial position, results of operations or cash flows. The Company will adopt SFAS No. 131 in its 1998 fiscal year.

NOTE 3--RELATED PARTY TRANSACTIONS

  The Company is located in King of Prussia, Pennsylvania where it conducts its operations and warehouses inventory in a facility leased from the Company's Chairman and CEO (see Note 5).

  A summary of the KPR Companies' related party transactions with RYKA Inc. (prior to the Reorganization) for the years ended December 31, 1997 and 1996 are as follows:

                                                                      FISCAL YEAR
                                                                   -----------------
        NATURE OF TRANSACTIONS  FINANCIAL STATEMENT CLASSIFICATION   1997     1996
        ----------------------  ---------------------------------- -------- --------
      Purchase of inventory...     Cost of Goods Sold/Inventory    $196,274 $151,985
      Rent....................     Other (Income) Expenses         $ 45,521 $ 47,500
      Interest on subordinated
       debt...................     Interest Income                 $ 56,854 $ 80,723

NOTE 4--NOTES PAYABLE

  During the latter part of 1996 and for most of 1997, the KPR Companies had a number of financing issues with its then lending bank which also impacted RYKA. At December 31, 1996, the Company had an outstanding balance on its line of credit of $10,682,171. On June 4, 1997, the KPR Companies obtained an extension of the then line of credit through November 30, 1997. The terms of the extension modified the existing line of credit in several significant ways including an increase in the interest rate from prime plus 1/2% (8 3/4% at December 31, 1996) to prime plus 3% for the first 30 days, increasing 1% per month, allowing the Company to borrow up to $5,750,000 in excess of its original $15,000,000 credit line and to borrow up to $5,200,000 in excess of the collateral value as defined by the bank, obtaining the then Shareholder's guarantee and resetting certain financial covenants.

  At the same time the KPR Companies were experiencing financing issues with its then lending bank, RYKA and the KPR Companies were in discussions with certain other financial institutions to obtain a new credit facility and with certain investors to obtain equity and/or subordinated debt. On April 21, 1997, RYKA sold to certain investors 2,500,000 shares of common stock for an aggregate purchase price of $750,000. The proceeds of this

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
sale were used by RYKA to repay $385,000 of the $851,000 subordinated loan from the KPR Companies. The remaining proceeds were used to open $810,000 letters of credit for the benefit of the KPR Companies.

  The total interest incurred in connection with the former lender in 1997 was $1,289,537.

  On November 20, 1997, the KPR Companies and RYKA entered into a Loan and Security Agreement (the "Loan Agreement") with a new lender pursuant to which their prior lender was repaid in full on November 21, 1997. Under the Loan Agreement, the Company has access to a combined credit facility of $25,000,000 which is comprised of the KPR Companies' credit facility of $20,000,000 and RYKA's credit facility of $5,000,000. The term of the Loan Agreement is five years. At December 31, 1997, the Company has classified $2,000,000 of the amount outstanding as a current liability based on the Company's expectation of the amounts which will be satisfied by December 31, 1998.The KPR Companies and RYKA have an interest rate choice of prime plus 1/4% or LIBOR (Adjusted Eurodollar Rate) plus two hundred seventy-five basis points (8 3/4% at December 31, 1997). The Company's combined credit facility was subsequently increased to $30,000,000 on February 20, 1998 by increasing the line of credit available to the KPR Companies to $25,000,000.

  Under the Loan Agreement, both the KPR Companies and RYKA may borrow up to the amount of their revolving line based upon 85% of their eligible accounts receivable and 65% of their eligible inventory, as those terms are defined in the Loan Agreement. The Loan Agreement also includes 50% of outstanding letters of credit as collateral for borrowing.

  In addition to the revolving lines of credit described above, provided that 80% of their orders are pre-sold, the new lender will over-advance to the Company a combined additional total of $3,000,000, comprised of the KPR Companies' additional $2,000,000 and RYKA's additional $1,000,000 over the collateral for additional letters of credit needed for seasonal production of new merchandise for the Fall 1998, Spring 1999 and Fall 1999 seasons.

  At December 31, 1997, the Company was not in compliance with a financial covenant of its Loan Agreement, namely the financial covenant requiring $2,500,000 of consolidated net income plus depreciation, amortization and other non-cash charges plus interest and income taxes ("EBITDA") on an annualized basis for the period July 1, 1997 through December 31, 1997. A waiver was obtained from the bank to remedy its violation of the financial covenant. In March 1998, the Company renegotiated the terms of and executed an amendment to the Loan Agreement such that the financial covenant would require the Company to maintain EBITDA of $5,000,000 on an annualized basis for periods subsequent to December 31, 1997.

  The total interest incurred in connection with these new facilities in 1997 was $168,046. Closing and other fees incurred at the inception of the new facilities in the amount of approximately $266,000 have been included in Other Current Assets and are being amortized over the term of the Loan Agreement. The total available credit under the combined facilities was $2,729,983 at December 31, 1997.

NOTE 5--CAPITAL LEASE OBLIGATION, RELATED PARTY

  In September, 1994, the KPR Companies entered into a fifteen year capital lease with its CEO and Chairman, for warehouse and office space for its corporate headquarters. On October 1, 1996, the lease was amended from an annual rental amount of $193,056 to an annual rental amount of $347,498. Such amended amount more closely reflects the market value of the lease at the time it was amended. The Company pays all insurance and maintenance relating to the leased property. The mortgage on the leased property is collateralized by a guaranty of a subsidiary of the Company and has an outstanding principal balance of $1,588,618 and $1,643,338 at December 31, 1997 and 1996,
respectively.

  Interest on all capital leases for 1997, 1996 and 1995 was $242,120, $160,003 and $215,902, respectively.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

  Future minimum lease payments under capital lease with the Chairman and CEO of the Company at December 31, 1997, together with the present value of the minimum lease payments, are as follows:

     1998........................................................... $  347,498
     1999...........................................................    347,498
     2000...........................................................    347,498
     2001...........................................................    347,498
     2002...........................................................    347,498
     Thereafter.....................................................  2,345,611
                                                                     ----------
     Total minimum payments.........................................  4,083,101
     Less interest discount amount..................................  1,657,746
                                                                     ----------
     Total present value of minimum payments........................  2,425,355
     Less current portion...........................................    116,124
                                                                     ----------
     Total non-current portion...................................... $2,309,231
                                                                     ==========

NOTE 6--SUBORDINATED NOTE PAYABLE, RELATED PARTY

  At the refinancing in November 1997, the KPR Companies owed Michael Rubin subordinated debt of $3,055,841 which was comprised of (i) a loan from Mr. Rubin to the KPR Companies in the principal amount of $851,440, plus accrued and unpaid interest on such loan of $180,517 through October 31, 1997 and (ii) a note in the principal amount of $2,204,401 representing undistributed sub chapter S corporation retained earnings previously taxed to Mr. Rubin as the sole shareholder of the KPR Companies. No interest accrued on the note representing sub chapter S corporation earnings until December 15, 1997, the effective date of the Reorganization, at which time the interest began to accrue on such note at a choice of prime plus 1/4% or LIBOR (Adjusted Eurodollar Rate) plus two hundred seventy-five basis points.

  The Loan Agreement and a related Subordination Agreement (the "Subordination Agreement") by and among the KPR Companies, Mr. Rubin and the lender entered into at the same time as the Loan Agreement allowed the KPR Companies to repay Mr. Rubin $1,000,000 of the subordinated debt principal and the accrued interest of $180,517 at the time of this loan closing or within five days thereafter, subject to there being $2,000,000 of availability under the KPR Companies' credit line after taking into account such payments. Such payments were made to Mr. Rubin on November 26, 1997.

  In addition, the Loan Agreement and the Subordination Agreement permit the KPR Companies to make continued regular payments of interest on the subordinated debt and to further reduce principal on a quarterly basis, commencing with the first quarter of 1998, in an amount up to 50% of the cumulative consolidated net income of both borrowers, reduced by net losses of the borrowers during such period.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

NOTE 7--INCOME TAXES

  For the years ended December 31, 1997, 1996 and 1995 the Company had no provision for federal and state income taxes. In 1996, the Company had a provision for foreign taxes of $81,483. The components of the net deferred tax assets at December 31, 1997 consisted of the following:

                                                                   DECEMBER 31,
                                                                       1997
                                                                   ------------
     Deferred tax asset:
       Inventory..................................................   $ 596,592
       Provision for doubtful accounts............................     458,914
       Net operating loss carryforwards...........................   7,750,306
                                                                   -----------
     Gross deferred tax asset.....................................   8,805,812
     Intangibles..................................................    (684,000)
     Valuation allowance..........................................  (8,121,812)
                                                                   -----------
     Net deferred tax asset....................................... $       --
                                                                   ===========

  Due to the uncertainty surrounding the realization of these favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets. As of December 31, 1997 the Company had available net operating loss carryforwards, attributable to RYKA, of approximately $19,975,000 which expire in the years beginning 2002 through 2011. The use of net operating loss carryforwards may be subject to annual limitations based on ownership changes of the Company's stock, as defined by Section 382 of the Internal Revenue Code. To the extent that such net operating loss carryforwards are realized, they will reduce the carrying value of goodwill.

NOTE 8--PROPERTY AND EQUIPMENT

  Major classes of property and equipment, at cost, are as follows:

                                                             DECEMBER 31,
                                                         ----------------------
                                                            1997        1996
                                                         ----------  ----------
   Equipment............................................ $1,090,148  $  920,346
   Building (under capitalized lease--See Note 5).......  2,666,958   2,666,958
   Leasehold improvements...............................    353,767     312,147
                                                         ----------  ----------
                                                          4,110,873   3,899,451
   Less: Accumulated depreciation and amortization......   (828,161)   (567,911)
                                                         ----------  ----------
                                                         $3,282,712  $3,331,540
                                                         ==========  ==========

NOTE 9--COMMITMENTS AND CONTINGENCIES

 Legal Proceedings

  In March 1997, Big Smith Brands, Inc, ("Big Smith"), alleging breach of contract, commenced an action against the Company seeking damages in the amount of $954,000. The Company filed a countersuit alleging misrepresentation and defects in merchandise sold to the Company.

  The case settled pre-court, resulting in an agreement whereby the Company was required to pay Big Smith $600,000, payable in six equal monthly installments of $100,000 commencing on November 1, 1997. The Company had approximately $818,000 recorded in accounts payable to Big Smith relating to this matter at December 31, 1996 and had recorded a charge to operations in 1996 to account for the impairment in the inventory that management believes existed due to the above facts and circumstances.

  The Company is involved in other various routine litigation, including litigation in which the Company is a plaintiff, incidental to its business. The Company believes that the disposition of such routine litigation will not have a material adverse effect on the financial position or results of operations of the Company.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

 Employment Agreements

  At December 31, 1997, the Company has employment agreements with several of its officers for an aggregate annual base salary of $820,000 plus bonus and increases in accordance with the terms of the agreements. Terms of such contracts range from three to five years and are subject to automatic annual extensions.

 Purchases

  As of December 31, 1997, outstanding purchase commitments exist totalling $2,967,183, for which commercial letters of credit have been issued.

NOTE 10--EQUITY

  The Company, after the Reorganization, is authorized to issue up to 1,000,000 shares of preferred stock, $.01 par value. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights. No preferred stock has been issued as of December 31, 1997.

  On April 21, 1997, RYKA sold 125,000 shares of the its common stock for $750,000 to certain private investors. The proceeds from this sale were used to repay $385,000 of the Subordinated Note Payable owed to the KPR Companies from RYKA and to enable the Company to open $810,000 in letter of credit agreements for the benefit of KPR.

  In connection with MR Acquisitions' investment in RYKA Inc. in 1995 (see
Note 16), MR Acquisitions was granted contingent warrants to purchase 455,000 shares of common stock. As of December 31, 1997, MR Acquisitions had exercised warrants to purchase 361,587 of the 455,000 shares of RYKA common stock for which it paid an aggregate exercise price of $72,317. These 361,587 shares represent the full number of warrants that MR Acquisitions was entitled to exercise under the terms of the warrants. MR Acquisitions was not entitled to exercise the remaining warrants for 93,413 shares because Mr. Rubin did not fully satisfy the contingency under the warrants in that he did not raise the required amount of capital for RYKA through equity offerings by the date specified in the warrants.

  At December 31, 1996, the KPR Companies' common stock consisted of:

      KPR Sports International, Inc., no par value, 1,000 shares authorized, 200 shares issued and outstanding................... $1,000
      MR Management, Inc., no par value, 1,000 shares authorized, 100
       shares issued and outstanding...................................    500
      KPR Sports International, BVBA, no par value, 1,000 shares authorized, 100 shares issued and outstanding...................
      KPR Sports International Europe B.V., no par value, 1,000 shares authorized, 100 shares issued and outstanding...................
      MR Acquisitions, LLC, no par value, 1,000 shares authorized, 100 shares issued and outstanding...................................
      Abington Ski, Inc., no par value, 10,000 voting and 10,000 nonvoting shares authorized, 100 shares of voting stock issued and outstanding.................................................
      Delmar Ski, Inc., no par value, 1,000 shares authorized, 100
       shares issued and outstanding...................................    500
      Lancaster Ski, Inc., no par value, 10,000 voting and 10,000 nonvoting shares authorized, 100 shares of voting stock issued and outstanding.................................................
      Apex Sports International, Inc., no par value, 1,000 shares authorized, 100 shares issued and outstanding...................
                                                                        ------
                                                                        $2,000
                                                                        ======

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

NOTE 11--STOCK OPTIONS

  All share and per share amounts have been adjusted to reflect the 1-for-20 reverse stock split, effected on December 15, 1997 (see Note 1). As part of the Reorganization (see Note 1), the following stock options and stock option plans were assumed by the Company effective December 15, 1997.

  Pursuant to option grant letters, but not pursuant to any formal plan ("Non-Plan Grants"), the Company assumed options issued to certain individuals to purchase shares of the Company's common stock at prices which approximated fair market value at the date of grant. The options vest at various times over periods ranging up to five years and, if not exercised, expire up to ten years after the date of grant.

  The Company assumed eight separate stock option plans (the "Plans"). Under the terms of the 1987 Stock Option Plan, 1988 Stock Option Plan, 1990 Stock Option Plan, 1992 Stock Option Plan, 1993 Stock Option Plan, 1995 Stock Option Plan, 1996 Stock Option Plan and 1995 Non-employee Directors Plan, the Company may grant qualified and nonqualified options to purchase up to 31,321; 17,500; 37,500; 43,750; 45,000; 75,000; 1,000,000; and 12,500 shares of common stock, respectively, to employees, directors and consultants of the Company. The options vest at various times over periods ranging up to five years. All options have been granted at not less than fair market value of the common stock as of the date of grant. The options, if not exercised, expire up to 10 years after the date of grant. Stock appreciation rights ("SAR's") may be granted under the Plans either alone or in tandem with stock options. Generally, recipients of SAR's are entitled to receive, upon exercise, cash or shares of common stock (valued at the then fair market value of the Company's common stock) equal to such fair market value on the date of exercise minus such fair value on the date of grant of the shares subject to the SAR, although certain other measurements also may be used. A SAR granted in tandem with a stock option is exercisable only if and to the extent that the option is exercised. No SAR's have been granted under the Plans.

  If permitted by the Board of Directors, options (other than those granted in tandem with SAR's) may be settled by the Company paying to the recipient, in cash or shares of common stock (valued at the then fair market value of the Company's common stock), an amount equal to such fair market value minus the exercise price of the option shares.

  The following table summarizes the options assumed and the option activity for the period December 15, 1997 through December 31, 1997:

                                                                        WEIGHTED
                                                NUMBER                  AVERAGE
                                                  OF                    EXERCISE
                                                SHARES  EXERCISE PRICE   PRICE
                                                ------- --------------- --------
Assumed at
 December 15, 1997............................. 219,547 $ 4.00 - $25.00  $10.90
Granted........................................ 441,850 $ 3.20 - $ 5.00  $ 3.69
Exercised......................................
Canceled....................................... 118,716 $ 4.00 - $13.20  $ 8.95
                                                ------- ---------------  ------
Outstanding at
 December 31, 1997............................. 542,681 $ 3.20 - $25.00  $ 5.45
                                                ======= ===============  ======

  The following table summarizes information about options outstanding at December 31, 1997:

                                  OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                 ----------------------------------------------------- ----------------------------
   RANGE OF                      WEIGHTED AVERAGE     WEIGHTED AVERAGE             WEIGHTED AVERAGE
   EXERCISE        NUMBER           REMAINING             EXERCISE       NUMBER        EXERCISE
    PRICES       OUTSTANDING CONTRACTUAL LIFE (YEARS)      PRICE       EXERCISABLE      PRICE
---------------  ----------- ------------------------ ---------------- ----------- ----------------
$ 3.20 - $10.00    463,917             8.32                $ 3.86        170,084        $ 4.99
$10.01 - $20.00     68,336             5.01                 13.32         64,086         13.46
$20.01 - $25.00     10,428             4.66                 23.36         10,428         23.36
                   -------             ----                ------        -------        ------
$ 3.20 - $25.00    542,681             7.83                $ 5.45        244,598        $ 7.99
                   =======             ====                ======        =======        ======

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

  On December 15, 1997, the effective date of the Reorganization, the Company's Board of Directors and Compensation Committee elected to cancel and regrant options to two of its executive officers. The original grants were made in July and September of 1995 and January of 1996 for an aggregate of 42,500 shares. The exercise prices ranged from $4.00 to $9.375 and had similar vesting schedules. The options were canceled and regranted at an exercise price which equaled the fair market value at the date of merger or $3.20 per share. The vesting schedules remain the same as in the original grants.

  In addition, on December 15, 1997, the Company hired the former RYKA founder to promote it's RYKA products for several future appearances. At that date, the Company cancelled her existing warrants to purchase 76,000 shares of common stock and regranted the same amount of options at an exercise price of $5.00 per share, which exceeded the fair market value at date of grant.

  The Company accounts for the Plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock option awards. Had compensation cost for the Plans been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company's pro forma net loss and losses per share for 1997 would have been as follows:

                                                                       PRO
                                                        REPORTED      FORMA
                                                      ------------ ------------
Net loss............................................. $(4,155,295) $(4,805,295)
Net loss per share--basic and diluted................ $     (1.39) $     (1.60)

  The weighted average fair value of the stock options granted subsequent to the Reorganization were $1.49 per share.

  The fair value of options granted under the Plans during 1997 was estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions:

  .  no dividend yield;

  .  expected volatility of 50%;

  .  risk free interest rate of 6.10%; and

  .  expected lives of 5 years.

NOTE 12--COMMON STOCK PURCHASE WARRANTS

  All share and per share amounts have been adjusted to reflect the 1-for-20 reverse stock split, effected on December 15, 1997. Prior to the Reorganization (see Note 1), RYKA issued various common stock warrants in connection with financings and other activities. As part of the Reorganization, the following common stock purchase warrants were assumed by the Company, effective December 15, 1997.

                                         NUMBER OF    RANGE OF       RANGE OF
                   ISSUE DATE             SHARES   EXERCISE PRICES TERMS (YEARS)
                   ----------            --------- --------------- -------------
        1994............................   10,026  $12.00 - $20.00    3 - 10
        1995............................   27,660  $ 8.40 - $30.00       5
        1996............................   43,500  $ 5.30 - $ 8.40    5 - 10
        1997............................  155,300  $ 3.20 - $ 5.60       5
                                          -------
            Total.......................  236,486
                                          =======

  Included in the warrants assumed above were contingent and common stock purchase warrants for which the Company recorded a charge fee for $347,000 in 1997.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

NOTE 13--SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

  The Company's sales and accounts receivable are primarily with national chain stores. If the financial condition or operations of these customers deteriorate substantially, the Company's operating results could be adversely affected. Credit risk with respect to other trade accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations of its customers' financial condition and generally the Company does not require collateral. Sales to key customers each amounting to in excess of 10% are as follows:

                                                                  1997 1996 1995
                                                                  ---- ---- ----
     Customer A.................................................. 22%  14%  13%
     Customer B.................................................. 13%  17%  19%

  At December 31, 1997, accounts receivable for a significant customer amounted to approximately $5,045,038 and the top two customers accounted for $6,536,871 in the aggregate.

  Accounts receivable for the top two significant customers at December 31, 1996 amounted to $2,483,847 in the aggregate.

NOTE 14--ECONOMIC DEPENDENCY / MAJOR SUPPLIER

  During 1997, the Company purchased substantially all its finished goods (Branded and Off Price) inventory from two suppliers. At December 31, 1997, the amount due to those suppliers included in accounts payable was approximately $11,261,105 and open letters of credit were $604,033, which are included in the Note Payable, Bank.

NOTE 15--SAVINGS PLAN

  The Company sponsors a defined contribution savings plan covering all U.S. employees. Company contributions to the plan may not exceed $2,500 per employee. Amounts charged to expense were $18,594 and $12,394 in 1997 and 1996, respectively, related to the Company's contribution to the plan. The plan commenced in February 1996.

NOTE 16--INVESTMENT IN RYKA INC.

  All share and per share amounts have been adjusted to reflect the 1-for-20 reverse stock split, effected on December 15, 1997 (see Note 1).

  On July 31, 1995, MR Acquisitions ("MR") purchased, for consideration of $148,560, a total of 740,000 shares of common stock of RYKA representing approximately 32% of the equity, and a warrant to purchase an additional 255,000 shares of common stock for $.20 per share. Further, the Company loaned $851,440 to RYKA in the form of a secured subordinated loan with interest at prime plus one percent and repayment terms coincident with the revolving credit facility with the then principal lender of RYKA.

  As part of the transaction, RYKA also issued a contingent stock purchase warrant (the "Contingent Warrant", see Note 10), to MR to purchase up to an additional 200,000 shares of common stock for an exercise price of $.20 per share, of which 23,072 shares vested at closing on July 31, 1995. The Contingent Warrant called for further vesting based on the number of shares of common stock RYKA issued through July 31, 1996. As of December 31, 1996, the contingency had been fully resolved and an additional 106,587 shares related to this warrant were vested.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

  Further, RYKA reimbursed MR approximately $125,000 for its costs in connection with the transaction described above.

  A summary of activity relating to the Company's investment in RYKA Inc. for the two years ended December 31, 1997 follows:

     Investment in RYKA, January 1, 1996........................... $  746,122
       Equity in net loss of RYKA..................................   (518,491)
       Equity in stock issuance of RYKA............................    911,328
       Additional advances.........................................     16,040
       Amortization of negative goodwill...........................     12,987
                                                                    ----------
     Investment in RYKA, December 31, 1996.........................  1,167,986
       Equity in net loss of RYKA..................................   (592,093)
       Equity in stock issuances of RYKA...........................    356,534
       Additional advances.........................................     12,311
       Amortization of negative goodwill...........................     12,446
       RYKA partial repayment of initial advance...................   (385,000)
                                                                    ----------
     Investment in RYKA, December 14, 1997......................... $ (572,184)
                                                                    ==========

  During 1996, RYKA issued for cash 525,000 shares of common stock for $5.00 per share which was in excess of the Company's per share carrying amount. The Company accounted for the change in its proportionate share of RYKA equity as an increase in both its investment and additional paid-in capital. As of December 31, 1996, the Company had a 26% equity interest in the net assets of RYKA. Prior to such issuances by RYKA, the Company had a 32% interest in RYKA.

  During 1997, RYKA issued for cash 125,000 shares of common stock for $6.00 per share which was in excess of the Company's per share carrying amount. Also in 1997, MR Acquisitions exercised its warrants to purchase an additional 361,587 RYKA shares. The Company accounted for these transactions as an increase in both its investment and additional paid-in capital. As of December 14, 1997, just prior to the Reorganization (See Note 1), the Company had a 33% equity interest in the net assets of RYKA.

NOTE 17--ACQUISITION OF TRAIL BV

  In April 1995, the Company acquired the inventory, furniture, fixtures and certain other assets of an entity located in the Netherlands, which operated as a wholesaler of footwear, for approximately $1,025,000. Of this amount, $700,000 represented inventory, $100,000 represented a customer list and $95,000 represented goodwill.

                                                                   SCHEDULE VIII

                       VALUATION AND QUALIFYING ACCOUNTS

                                           ADDITIONS
                                     ---------------------
                         BALANCES AT CHARGED TO CHARGED TO                     BALANCES AT
                          BEGINNING  COSTS AND    OTHER                          END OF
       DESCRIPTION        OF PERIOD   EXPENSES   ACCOUNTS      DEDUCTIONS/(1)/   PERIOD
       -----------       ----------- ---------- ----------     --------------- -----------
Year ended December 31,
 1997:
  Allowance for doubtful
   accounts.............  $279,682    507,146    121,315/(2)/     (164,920)     $743,223
Year ended December 31,
 1996:
  Allowance for doubtful
   accounts.............  $122,887    250,845        --            (94,050)     $279,682
Year ended December 31,
 1995:
  Allowance for doubtful
   accounts.............  $ 44,864    141,200        --            (63,177)     $122,887

--------
/(1)/ Accounts written off against the allowance.
/(2)/ Balance acquired from RYKA Inc.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf on March 27, 1998 by the undersigned thereunto duly authorized.

                                          Global Sports, Inc.


                                          By:   /s/ Michael G. Rubin
                                              ---------------------------------
                                                    MICHAEL G. RUBIN
                                          Chairman and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1998.

              SIGNATURE                        TITLE                 DATE

        /s/ Michael G. Rubin           Chairman and Chief       March 27, 1998
-------------------------------------   Executive Officer
          MICHAEL G. RUBIN

         /s/ Steven A. Wolf            Chief Financial          March 27, 1998
-------------------------------------   Officer
           STEVEN A. WOLF

       /s/ Kenneth J. Adelberg         Director                 March 27, 1998
-------------------------------------
         KENNETH J. ADELBERG