Form 10-Q
period 1998-03-31
GLOBAL SPORTS INC
filed 1998-05-20
CIK 828750

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

================================================================================

                                   FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934. For the period ended MARCH 31, 1998

                    or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934. For the transition period from ______________ to
       ______________


       Commission File Number 0-16611
                              -------


                              GLOBAL SPORTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                     04-2958132
--------------------------------------------------------------------------------
  (State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)


555 S. HENDERSON ROAD, KING OF PRUSSIA, PA                          19406
--------------------------------------------------------------------------------
  (Address of principal executive offices)                        (Zip Code)


                                  610-878-8600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                               ---    ---


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 13, 1998:

     Common Stock, $.01 par value                              10,418,711
---------------------------------------                  -----------------------
        (Title of each class)                               (Number of Shares)



================================================================================

                              GLOBAL SPORTS, INC.
                 FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 1998
                               TABLE OF CONTENTS
--------------------------------------------------------------------------------



                                                                          Page
                                                                        --------
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements:
         Independent Accountants' Report                                    3
         Condensed Consolidated Balance Sheets
           as of March 31, 1998 and December 31, 1997                       4
         Condensed Statements of Operations
           for the three-month periods ended March 31, 1998 and 1997        5
         Condensed Statements of Cash Flows
           for the three-month periods ended March 31, 1998 and 1997        6
         Notes to Condensed Financial Statements                          7 - 10
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       11 - 13


PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                                 14
Item 2.  Changes in Securities                                             14
Item 3.  Defaults on Senior Securities                                     14
Item 4.  Submission of Matters to a Vote of Security Holders               14
Item 5.  Other Information                                                 14
Item 6.  Exhibits and Reports on Form 8-K                                  14
Signatures                                                                 15

INDEPENDENT ACCOUNTANTS' REPORT

To the Shareholders and Board of Directors of Global Sports, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Global Sports, Inc. and subsidiaries as of March 31, 1998, and the related condensed consolidated statements of income and of cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Global Sports Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 27, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP

Philadelphia, Pennsylvania
May 18, 1998

PART I -- FINANCIAL INFORMATION
ITEM 1 -- FINANCIAL STATEMENTS

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   MARCH 31,       DECEMBER 31,
                                                                                     1998              1997
                                                                                ---------------   ---------------
                                                                                  (Unaudited)
                                 ASSETS

Current assets:
 Cash and cash equivalents.................................................     $       995,582   $       98,881
 Accounts receivable, net of allowance for doubtful
    accounts of $652,819 in 1998 and $743,223 in 1997......................          21,489,338        16,060,911
 Inventory.................................................................          17,825,322        16,906,171
 Prepaid expenses and other current assets.................................             718,554           933,548
                                                                                ---------------   ---------------
    Total current assets...................................................          41,028,796        33,999,511
Property and equipment, net of accumulated depreciation
 and amortization..........................................................           3,211,271         3,282,712
Goodwill and intangibles, net..............................................           5,991,784         6,147,282
Other assets...............................................................               8,257             2,404
                                                                                ---------------   ---------------
    Total assets...........................................................     $    50,240,108   $    43,431,909
                                                                                ===============   ===============

 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion - notes payable...........................................     $     2,000,000   $     2,000,000
 Current portion - capital lease obligation, related party.................             118,978           116,124
 Accounts payable and accrued expenses.....................................          18,877,132        16,114,305
 Subordinated note payable, related party..................................           2,114,798         2,068,652
                                                                                ---------------   ---------------
    Total current liabilities..............................................          23,110,908        20,299,081
Capital lease obligation, related party and other liabilities..............           2,278,395         2,309,231
Notes payable..............................................................          21,157,292        18,666,248
Commitments and contingencies..............................................
Stockholders' equity:
 Preferred stock, $0.01 par value, 1,000,000 shares
    authorized; none issued................................................                 ---               ---
 Common stock, $0.01 par value, 20,000,000 shares
    authorized, 11,487,797 and 11,487,197 shares issued in 1998 and 1997;
    10,418,711 and 10,418,111 shares outstanding in 1998 and 1997..........             114,881           114,875
 Additional paid in capital................................................           8,003,046         8,001,132
 Cumulative translation adjustment.........................................             (32,849)          (35,520)
 Accumulated deficit.......................................................          (4,177,748)       (5,709,321)
                                                                                ---------------   ---------------
                                                                                      3,907,330         2,371,166
 Less: Treasury stock, at cost.............................................             213,817           213,817
                                                                                ---------------   ---------------
    Total stockholders' equity.............................................           3,693,513         2,157,349
                                                                                ---------------   ---------------
    Total liabilities and stockholders' equity.............................     $    50,240,108   $    43,431,909
                                                                                ===============   ===============


The accompanying notes are an integral part of these condensed financial statements.

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                          Three Months Ended March 31,
                                                                       -----------------------------------
                                                                             1998              1997
                                                                       ----------------   ----------------
                                                                        (Consolidated)      (Combined)
Net sales...........................................................    $   28,148,378     $   11,520,900
                                                                       ----------------   ----------------

Costs and expenses:
  Cost of goods sold................................................        20,023,899          9,600,837
  Selling, general and administrative expense.......................         5,380,723          3,236,654
                                                                       ----------------   ----------------
Operating income (loss).............................................         2,743,756         (1,316,591)

Other (income) expense:
  Interest expense, net.............................................           619,271            331,452
  Other, net........................................................           (57,088)           (47,415)
                                                                       ----------------   ----------------
                                                                               562,183            284,037
                                                                       ----------------   ----------------
Income (loss) before equity in net loss of RYKA and income taxes....         2,181,573         (1,600,628)
Equity in net loss of RYKA Inc......................................                --             66,722
                                                                       ----------------   ----------------
Income (loss) before income taxes...................................         2,181,573         (1,667,350)
Provision for income taxes..........................................           650,000                 --
                                                                       ----------------   ----------------
Net income (loss)...................................................    $    1,531,573     $   (1,667,350)
                                                                       ================   ================

Basic earnings per share............................................    $          .15
                                                                       ================

Diluted earnings per share..........................................    $          .14
                                                                       ================

Pro Forma Data: (See Note 5)

Loss before income taxes............................................                       $   (1,667,350)
Pro forma provision for income taxes................................                                   --
                                                                                          ----------------
Pro forma net loss..................................................                       $   (1,667,350)
                                                                                          ================
Pro forma basic losses per share....................................                       $         (.59)
                                                                                          ================
Pro forma diluted losses per share..................................                       $         (.59)
                                                                                          ================


The accompanying notes are an integral part of these condensed financial statements.

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                      ----------------------------------
                                                                            1998              1997
                                                                      ---------------    ---------------
                                                                        CONSOLIDATED        COMBINED
Cash Flows from Operating Activities:
  Net income (loss)...............................................     $   1,531,573       (1,667,350)
  Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
        Depreciation and amortization.............................           272,388          108,346
        Provision for losses on accounts receivable...............          (175,077)          58,490
        Equity in undistributed net loss of RYKA Inc..............              --             66,721
        Changes in operating assets and liabilities:
            Accounts receivable...................................        (5,253,350)         187,679
            Inventory.............................................          (919,151)       1,830,672
            Prepaid expenses and other current assets.............           214,994          116,221
            Other assets..........................................            40,293         (127,365)
            Accounts payable and accrued expenses.................         2,762,827       (2,513,274)
                                                                      ---------------    ---------------

            Net cash used in operating activities.................        (1,525,503)      (1,939,860)
                                                                      ---------------    ---------------

Cash Flows from Investing Activities:
     Capital expenditures.........................................           (45,449)        (207,808)
                                                                      ---------------    ---------------

            Net cash used in investing activities.................           (45,449)        (207,808)
                                                                      ---------------    ---------------

Cash Flows from Financing Activities:
     Net borrowings under line of credit..........................         2,491,044        1,787,376
     Repayment of capital lease obligation........................           (27,982)         (27,127)
     Proceeds from issuance of common stock.......................             1,920              --
     Proceeds from issuance of subordinated debt..................               --            90,000
                                                                      ---------------    ---------------

            Net cash provided by financing activities.............         2,464,982        1,850,249
                                                                      ---------------    ---------------

Effect of exchange rate on cash and cash equivalents..............             2,671           25,414
                                                                      ---------------    ---------------

Net increase (decrease) in cash and cash equivalents..............           896,701         (272,005)

Cash and cash equivalents, beginning of period....................            98,881          275,871
                                                                      ---------------    ---------------

Cash and cash equivalents, end of period..........................     $     995,582            3,866
                                                                      ===============    ===============


The accompanying notes are an integral part of these condensed financial statements.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

Global Sports, Inc. ("Global" or the "Company"), a Delaware corporation, designs, develops and markets branded footwear under the RYKA, Yukon and Apex brand names as well as distributes off price athletic footwear, apparel and sporting goods worldwide, with primary distribution in the United States.

On December 15, 1997, the Company consummated a Second Amended and Restated Agreement and Plan of Reorganization, as amended, among RYKA Inc. ("RYKA"), KPR Sports International, Inc. ("KPR"), Apex Sports International, Inc., MR Management, Inc. (the last three companies collectively referred to as the "KPR Companies"), and Michael G. Rubin, the Chairman and Chief Executive Officer of the Company, which provided for, among other things, the reorganization (the "Reorganization") of RYKA and the KPR Companies, primarily as follows: (i) RYKA was renamed Global Sports, Inc. (ii) the transfer by RYKA to RYKA Sub, Inc. ("RYKA Sub"), of all of the assets and liabilities of RYKA in exchange for all of the issued and outstanding capital stock of RYKA Sub, (iii) the merger of KPR Acquisitions, Inc., with and into KPR, with KPR surviving the merger as a wholly-owned subsidiary of the Company, (iv) the acquisition by the Company of all of the issued and outstanding shares of capital stock of Apex and Management and (v) the issuance to Michael G. Rubin, the sole stockholder of the KPR Companies, of an aggregate of 8,169,086 new shares of common stock (after giving effect to the 1-for-20 reverse stock split) in exchange for his shares of common stock of the KPR Companies and the KPR Companies' holdings of the common stock of RYKA. RYKA Sub subsequently changed its name to RYKA Inc. after the Reorganization.

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

The accompanying condensed financial statements of Global have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying financial information is unaudited; however, in the opinion of the Company's management, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of the operating results of the periods reported have been included. The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year.

This quarterly report should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements as of December 31, 1997 as presented in the Company's Annual Report on Form 10-K.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - PRO FORMA FINANCIAL INFORMATION

The following unaudited pro forma financial information shows the results of the Company's operations for the three month period ended March 31, 1997 as if the Reorganization (see Note 1) had occurred on January 1, 1997. Adjustments have been made to record the amortization of goodwill and intangibles, to eliminate intercompany rental charges, to record interest expense on the post-Reorganization subordinated debt and to eliminate the KPR Companies' equity in the net losses of RYKA recorded prior to the Reorganization. All share and per share information has been adjusted as if the 1-for-20 reverse stock split and the issuance of 7,100,000 shares of the Company's common stock, both of which were effected at the Reorganization, had also occurred on January, 1, 1997. The pro forma information does not purport to be indicative of the Company's results of operations had the Reorganization actually occurred on that date nor is it necessarily indicative of future operating results.


                                                               Three Months
                                                                   Ended
                                                               March 31, 1997
                                                              ----------------

        Net sales..........................................    $   14,104,998
                                                              ----------------
        Costs and expenses:
         Cost of goods sold................................        11,310,632
         Selling, general and administrative expense.......         4,388,173
                                                              ----------------
        Operating loss.....................................        (1,593,807)
        Other expense, net.................................           573,001
                                                              ----------------
        Loss before income taxes...........................        (2,166,808)
        Provision for income taxes.........................               ---
                                                              ----------------
        Net loss...........................................    $   (2,166,808)
                                                              ================

        Losses per share-basic and diluted.................    $         (.22)
                                                              ================

        Weighted average common and common equivalent
         shares outstanding-basic and diluted..............         9,852,877
                                                              ================


NOTE 3 - NOTE PAYABLE

On November 20, 1997, the KPR Companies and RYKA entered into a Loan and Security Agreement (the "Loan Agreement") with a new lender pursuant to which their prior lender was repaid in full on November 21, 1997. Under the Loan Agreement, as amended, the Company has access to a combined credit facility of $30,000,000, which is comprised of the KPR Companies' credit facility of $25,000,000 and RYKA's credit facility of $5,000,000. The term of the Loan Agreement is five years. At March 31, 1998, the Company has classified $2,000,000 of the amount outstanding as a current liability based on the Company's expectation of the amounts which will be satisfied within the next year. The KPR Companies and RYKA have an interest rate choice of prime plus 1/4% or LIBOR (Adjusted Eurodollar Rate) plus two hundred seventy-five basis points (8 3/4% at December 31, 1997 and March 31, 1998).

Under the Loan Agreement, both the KPR Companies and RYKA may borrow up to the amount of their revolving line based upon 85% of their eligible accounts receivable and 65% of their eligible inventory, as those terms are defined in the Loan Agreement. The Loan Agreement also includes 50% of outstanding letters of credit as collateral for borrowing.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

In addition to the revolving lines of credit described above, provided that 80% of their orders are pre-sold, the new lender will over-advance to the Company a combined additional total of $3,000,000, comprised of the KPR Companies' additional $2,000,000 and RYKA's additional $1,000,000, over the collateral for additional letters of credit needed for seasonal production of new merchandise for the Fall 1998, Spring 1999 and Fall 1999 seasons.

The total interest incurred in connection with this facility in 1998 was $496,731. Closing and other fees incurred at the inception of the new facilities in the amount of approximately $266,000 have been included on the balance sheet and are being amortized over the term of the Loan Agreement. As of March 31, 1998, the unamortized balance of such fees was $248,550. The total available credit under the combined facilities was $891,117 at March 31, 1998.

NOTE 4 - RELATED PARTY

The Company is located in King of Prussia, Pennsylvania where it conducts its operations and warehouses inventory in a facility leased from the Company's Chairman and CEO. The lease has been accounted for as a capital lease, which resulted in $58,892 recorded to interest expense for the three months ended March 31, 1998. At March 31, 1998, the Company's investment in the capital lease was $2,397,372, which is included in property and equipment.

At March 31, 1998, the Company had $2,114,798 in subordinated notes payable held by its Chairman and CEO, which included accrued interest on such notes of $58,957. This debt consisted primarily of a note representing undistributed sub chapter S corporation retained earnings previously taxed to him as the sole shareholder of the KPR Companies prior to the Reorganization (see Note 1). Interest accrues on such notes at a choice of prime plus 1/4% or LIBOR (Adjusted Eurodollar Rate) plus two hundred seventy-five basis points. The interest rate at March 31, 1998 was 8 3/4%. Based on its Loan Agreement (see
Note 3), the Company is permitted to make continued regular payments of interest on the subordinated debt and to further reduce principal on a quarterly basis, commencing subsequent to the first quarter of 1998, in an amount up to 50% of the cumulative consolidated net income of the Company.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - EARNINGS (LOSSES) PER SHARE

Earnings (losses) per share for all periods have been computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings (losses) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (losses) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during the year, assuming dilution by outstanding common stock options and warrants.

Pro forma basic earnings (losses) per share represents pro forma net income
(loss) (after a pro forma provision for income taxes in 1997 as if the Company had been subject to federal and state income taxation as a C corporation since inception) divided by the weighted average number of common shares outstanding during the period. Pro forma diluted earnings (losses) per share is computed by dividing pro forma net income (loss) by the weighted average number of common shares outstanding during the period, assuming dilution by outstanding common stock options and warrants.

The amounts used in calculating earnings (losses) per share data are as follows:


                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                               --------------------------------
                                                    1998             1997
                                               ---------------  ---------------

  Net income.................................  $     1,531,573
                                               ===============
  Pro forma net loss.........................                   $   (1,667,350)
                                                                ===============
  Weighted average shares
     outstanding - basic.....................       10,418,198        2,831,766
                                               ===============  ===============
  Weighted average shares
     outstanding - diluted...................       10,574,658        2,831,766
                                               ===============  ===============
  Outstanding common stock options having no
    dilutive effect..........................          205,675          225,113
                                               ===============  ===============
  Outstanding common stock warrants having no
    dilutive effect..........................          203,034          106,186
                                               ===============  ===============


The Company's pro forma net loss in 1997 results in an antidilutive effect in the calculation of pro forma diluted earnings (losses) per share.

NOTE 6 - CONTINGENCIES

As of March 31, 1998, outstanding purchase commitments exist totaling $3,466,456, for which commercial letters of credit have been issued.

NOTE 7 - COMPREHENSIVE INCOME

Comprehensive income for the three month periods ended March 31, 1998 and 1997 was as follows:

                                                        1998            1997
                                                        ----            ----
Net income (loss)                                   $1,531,573      $(1,667,350)
Foreign currency translation adjustment                  2,671           25,414
                                                     ---------       ----------
Comprehensive income (loss)                         $1,534,244      $(1,641,936)
                                                     =========       ==========

NOTE 8 - ACQUISITION

Effective May 12, 1998, the Company acquired Gen-X Holdings, Inc. and Gen-X Equipment, Inc. (collectively, the "Gen-X Companies"). The Gen-X Companies are privately-held companies based in Toronto, Ontario specializing in selling off-price sporting goods and winter sports equipment (including ski and snowboard equipment), in-line skates, sunglasses, skateboards and specialty footwear. For the year ended September 30, 1997, the Gen-X Companies had revenues of approximately $31 million and net income of $2 million. In consideration for acquiring the stock of Gen-X Holdings, Inc and its wholly-owned subsidiaries, the Company issued 1.5 million shares of its common stock (valued at approximately $10.5 million based on the current market price at May 12, 1998) and contingent consideration in the form of noninterest-bearing notes and shares of mandatorily redeemable preferred stock in the aggregate amount of $5 million. The notes and shares are payable or redeemable at $1 million per year over a five-year period upon achieving certain sales and gross profit targets. The acquisition will be accounted for as a purchase and the Company is currently analyzing the purchase price allocation.

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

GENERAL OVERVIEW

On December 15, 1997, the Company consummated the Reorganization. As a result, Mr. Rubin, as sole shareholder of the KPR Companies, received RYKA shares which gave him voting control over the combined companies. Accordingly, for accounting purposes, the KPR Companies are considered the continuing entity and the transaction has been accounted for as a Reorganization of the KPR Companies followed by the issuance of new shares of common stock of the KPR Companies for the net assets of RYKA. The Reorganization affects comparability of first quarter 1998 results with reported results for the comparable 1997 periods. A more meaningful analysis can be made by comparing 1998 results with the 1997 pro forma results appearing in Note 2, "Pro Forma Financial Information" on page 7 in the Notes to Financial Statements. The 1997 pro forma information does not purport to be indicative of the Company's results of operations had the transactions described above actually occurred on the dates presented nor is it necessarily indicative of future operating results. The 1997 pro forma information does not include the effects of cost savings and sales synergies expected to be realized as a result of the Reorganization. The following "Results of Operations" discussion describes the comparison of the first quarter period of 1998 to the comparable 1997 period on a pro forma basis, unless otherwise noted.

RESULTS OF OPERATIONS (THREE MONTHS ENDED MARCH 31, 1998 VERSUS COMPARABLE 1997 PERIOD ON A PRO FORMA BASIS)

The following table sets forth, for the periods indicated, the relative percentages that certain items in the Company's Statements of Operations bear to net sales:

                                                                               THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------------------------------------------------------
                                                               1998                     1997                     1997
                                                      ----------------------------------------------------------------------------
                                                                                     (Pro Forma)                (Actual)
   Net sales.......................................  $28,148,378      100.0%   $14,104,998       100.0%   $11,520,900     100.0%
                                                      ----------   ----------   ----------    ----------   ----------   ----------
   Cost and expenses:
      Cost of goods sold...........................   20,023,899       71.1     11,310,632        80.2      9,600,837      83.3
      Selling, general and administrative
        expense....................................    5,380,723       19.1      4,388,173        31.1      3,236,654      28.1
                                                      ----------   ----------   ----------    ----------   ----------   ----------
   Operating income (loss).........................    2,743,756        9.8     (1,593,807)      (11.3)    (1,316,591)    (11.4)
   Other expense, net..............................      562,183        2.0        573,001         4.1        350,759       3.1
                                                      ----------   ----------   ----------    ----------   ----------   ----------
   Net income (loss) before income taxes...........    2,181,573        7.8     (2,166,808)      (15.4)    (1,667,350)    (14.5)
   Provision for income taxes......................      650,000        2.3             --          --             --        --
                                                      ----------   ----------   ----------    ----------   ----------   ----------
   Net income (loss)...............................  $ 1,531,573        5.5%   $(2,166,808)      (15.4)%  $(1,667,350)    (14.5)%
                                                      ==========   ==========   ==========    ==========   ==========   ==========

Net Sales

Net sales for the first quarter of 1998 increased by $14,043,381, or 99.6%, over the same period on a pro forma basis in 1997. This sales increase was primarily attributable to certain opportunistic purchases by the Company's Off-Price Division during the first quarter of 1998. There is no assurance that such opportunities will reoccur in the future.

Cost of Goods Sold/Gross Margin

Cost of goods sold for the first quarter of 1998 increased by $8,713,267, or 77.0%, over the same period on a pro forma basis in 1997. Overall gross margin (as a percentage of net sales) increased in the first quarter of 1998 to 28.9% from 19.8% in the same period on a pro forma basis in 1997. The first quarter of 1997 on a pro forma basis experienced unusually low gross margins as a result of the lack of substantial off-price purchases and management's desire to reduce off-price inventories.

Selling, General and Administrative Expense

Selling, general and administrative expense for the first quarter of 1998 increased by $992,550, or 22.6%, over the same period on a pro forma basis in 1997. This increase was primarily due to (1) an increase in direct, point-of-purchase and retailer cooperative advertising expense of approximately $585,000 for new programs developed to promote the Yukon and RYKA brands, and (2) an increase in third-party warehousing and distribution costs of approximately $476,000 to support higher inventory levels. The Company is currently analyzing the cost and distribution efficiency of its warehousing structure and plans on reducing the number of third-party warehousing facilities in the first half of 1998, which will result in storage cost savings.

Other Expense, Net

Other expense, net for the first quarter of 1998 decreased by $10,818, or 1.9%, over the same period on a pro forma basis in 1997 primarily as a result of decreased costs related to the Reorganization and prior year financing issues offset almost entirely by increased interest expense related to higher debt levels.

Net Income (Loss)

Net income (loss) for the first quarter of 1998 increased $3,698,381 over the same period on a pro forma basis in 1997. This increase was partially offset by a $650,000 provision for income taxes recorded in the first quarter of 1998. The Company's effective income tax rate for the current quarter is approximately 30%, which includes the effect of approximately $500,000 of net operating loss carryforwards from prior years as a result of RYKA's operating losses incurred prior to the Reorganization.

LIQUIDITY AND CAPITAL RESOURCES

Prior to the Reorganization, the operations of the KPR Companies had been financed by a combination of internally generated resources and annual increases in the size of the bank credit facility and the operations of RYKA were financed by equity transactions, subordinated borrowings and annual increases in the size of RYKA's bank credit facility. Increases in the bank credit facilities for the KPR Companies and RYKA were required to fund the Company's increased investment in accounts receivable and inventory necessary to support the increases in revenue. As of March 31, 1998, the Company had a working capital of $17,917,888. The Company used $1,525,503 in cash flows from operating activities for the quarter ended March 31, 1998, whereas in the same period of the prior year the Company used $1,939,860 in cash flows from operating activities.

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

As of the closing of the Loan Agreement, the KPR Companies owed Michael Rubin subordinated debt of $3,055,841 which is comprised of (i) a loan from Mr. Rubin to the KPR Companies in the principal amount of $851,440, plus accrued and unpaid interest on such loan of $180,517 through October 31, 1997 and (ii) a note in the principal amount of $2,204,401 representing undistributed sub chapter S corporation retained earnings previously taxed to Mr. Rubin as the sole shareholder of the KPR Companies. No interest accrued on the note representing sub chapter S corporation earnings until December 15, 1997, the effective date of the Reorganization, at which time the interest began to accrue on such note at a choice of prime plus 1/4% or LIBOR (Adjusted Eurodollar
Rate) plus two hundred seventy-five basis points.

The Loan Agreement and the related Subordination Agreement allowed the Company to repay Mr. Rubin $1,000,000 of the subordinated debt principal and the accrued interest of $180,517 at the time of the closing of the Loan Agreement or within five days thereafter, subject to there being $2,000,000 of availability under the KPR Companies' credit line after taking into account such payments. Such payments were made to Mr. Rubin in November 26, 1997.

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

Management believes that they have adequate financing to allow the Company to continue its operations, meet its obligations as they mature, and comply with its debt covenants (as amended March 27, 1998) during the foreseeable future. In addition, the Company is currently exploring various alternatives to raising additional equity.

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              Not Applicable.

ITEM 2.       CHANGES IN SECURITIES

              Not Applicable.

ITEM 3.       DEFAULTS ON SENIOR SECURITIES

              Not Applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Not Applicable.

ITEM 5.       OTHER INFORMATION

              Not Applicable.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

  (a)         Exhibits

  10.40 Amended and Restated Loan and Security Agreement dated December 15, 1997 by and among KPR Sports International, Inc., RYKA Inc. and Foothill Capital Corporation.
  10.40-A Amendment No. 1 to the Amended and Restated Loan and Security Agreement dated December 15, 1997 by and among KPR Sports International, Inc., RYKA Inc. and Foothill Capital Corporation.
  10.40-B Consent, Amendment No. 2 to the Loan Documents and waiver as to certain events of default by and among KPR Sports International, Inc., RYKA Inc. and Foothill Capital Corporation.
  10.41 Continuing Guaranty dated December 15, 1997 in favor of Foothill Capital Corporation.
  10.42 General Security Agreement dated December 15, 1997 in favor of Foothill Capital Corporation.
  10.50       Deferred Profit-Sharing Plan and Trust.
  15.1 Letter in Lieu of Consent Regarding Review Report of Unaudited Interim Financial Information.
  27.1 Restated financial data schedule for the quarter ended March 31, 1995 (electronic filing only).
  27.2 Restated financial data schedule for the quarter ended June 30, 1995 (electronic filing only).
  27.3 Restated financial data schedule for the quarter ending September 30, 1995 (electronic filing only).
  27.4 Restated financial data schedule for the year ended December 31, 1995 (electronic filing only).
  27.5 Restated financial data schedule for the quarter ended March 31, 1996 (electronic filing only).
  27.6 Restated financial data schedule for the quarter ended June 30, 1996 (electronic filing only).
  27.7 Restated financial data schedule for the quarter ended September 30, 1996 (electronic filing only).
  27.8 Restated financial data schedule for the year ended December 31, 1996 (electronic filing only).
  27.9 Restated financial data schedule for the quarter ended March 31, 1997 (electronic filing only).
  27.10 Restated financial data schedule for the quarter ended June 30, 1997 (electronic filing only).
  27.11 Restated financial data schedule for the quarter ended September 30, 1997 (electronic filing only).
  27.12 Financial data schedule for the quarter ended March 31, 1998 (electronic filing only).

  (b)         Reports on Form 8-K

              The Company filed a Current Report on Form 8-K/A (Amendment to Form 8-K dated December 15, 1997) on February 13, 1998 containing KPR Sports International, Inc. and Affiliates historical financial statements and Company pro forma financial information.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                        GLOBAL SPORTS, INC.


DATE:   May 20, 1998                    By:        /s/ Michael G. Rubin
                                           ------------------------------------
                                                       Michael G. Rubin
                                                     Chairman of the Board &
                                                      Chief Executive Officer



DATE:   May 20, 1998                    By:         /s/ Steven A. Wolf
                                           ------------------------------------
                                                         Steven A. Wolf
                                                     Chief Financial Officer