Form 10-Q
period 1998-06-30
GLOBAL SPORTS INC
filed 1998-08-14
CIK 828750

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

================================================================================


                                   FORM 10-Q


   (Mark One)
    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended JUNE 30, 1998.

                                      or

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _______to _______.


                         Commission File Number 0-16611
                                                -------

                              GLOBAL SPORTS, INC.
                              -------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                     04-2958132
  ------------------------------------------------------------------------------
  (State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)


   555 S. HENDERSON ROAD, KING OF PRUSSIA, PA                     19406
  ------------------------------------------------------------------------------
  (Address of principal executive offices)                      (Zip Code)


                                 610-878-8600
                                 ------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 1998:

       Common Stock, $.01 par value                  11,923,711
       ----------------------------        -----------------------------
           (Title of each class)                  (Number of Shares)

--------------------------------------------------------------------------------
                              GLOBAL SPORTS, INC.
                 FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 1998
                               TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                                    PAGE
                                                                                   ------
PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements:

              Condensed Consolidated Balance Sheets
              as of June 30, 1998 and December 31, 1997                               3

              Condensed Statements of Operations
              for the three-and six-month periods ended June 30, 1998 and 1997        4

              Condensed Statements of Cash Flows
              for the six-month periods ended June 30, 1998 and 1997                  5

              Notes to Condensed Financial Statements                            6 -  9

Item 2.       Management's Discussion and Analysis of Results of Operations
              and Financial Condition                                           10 - 14

Item 3.       Quantitative and Qualitative Disclosures About Market Risk             14

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                                      15

Item 2.       Changes in Securities and Use of Proceeds                              15

Item 3.       Defaults on Senior Securities                                          15

Item 4.       Submission of Matters to a Vote of Security Holders                    15

Item 5.       Other Information                                                      15

Item 6.       Exhibits and Reports on Form 8-K                                       15

Signatures                                                                           16


PART I -- FINANCIAL INFORMATION
ITEM 1 -- FINANCIAL STATEMENTS

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             JUNE 30,     DECEMBER 31,
                                                                               1998           1997
                                                                         --------------  -------------
                                                                            (Unaudited)
                                   ASSETS
    Current assets:
     Cash and cash equivalents                                              $   179,725    $    98,881
     Accounts receivable, net of allowance for doubtful
      accounts of $1,030,969 in 1998 and $743,223 in 1997                    30,492,475     16,060,911
     Inventory                                                               21,820,077     16,906,171
     Prepaid expenses and other current assets                                1,067,960        933,548
                                                                         --------------  -------------
       Total current assets                                                  53,560,237     33,999,511
    Property and equipment, net of accumulated depreciation
       and amortization                                                       4,448,507      3,282,712
    Goodwill and intangibles, net                                            12,521,917      6,147,282
    Other assets                                                                 26,473          2,404
                                                                         --------------  -------------

       Total assets                                                         $70,557,134    $43,431,909
                                                                         ==============  =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
     Current portion - notes payable, bank                                  $10,670,455    $ 2,000,000
     Current portion - note payable, other                                      400,000              -
     Current portion - capital lease obligation, related party                  121,901        116,124
     Accounts payable and accrued expenses                                   25,516,769     16,114,305
     Subordinated notes payable                                               3,821,085      2,068,652
                                                                         --------------  -------------
       Total current liabilities                                             40,530,210     20,299,081
    Notes payable, bank                                                      15,400,423     18,666,248
    Note payable, other                                                       1,400,000              -
    Capital lease obligation, related party                                   2,246,800      2,309,231
    Commitments and contingencies
    Stockholders' equity:
     Preferred stock, $0.01 par value, 1,000,000 shares
       authorized; none issued
     Common stock, $0.01 par value, 20,000,000 shares
      authorized, 12,987,797 and 11,487,197 shares issued in 1998 and 1997;
      11,918,711 and 10,418,111 shares outstanding in 1998 and 1997             129,881        114,875
    Additional paid in capital                                               14,453,271      8,001,132
    Cumulative translation adjustment                                           (33,804)       (35,520)
    Accumulated deficit                                                      (3,355,830)    (5,709,321)
                                                                         --------------  -------------

                                                                             11,193,518      2,371,166

   Less: Treasury stock, at cost                                                213,817        213,817
                                                                         --------------  -------------

      Total stockholders' equity                                             10,979,701      2,157,349
                                                                         --------------  -------------

      Total liabilities and stockholders' equity                            $70,557,134    $43,431,909
                                                                         ==============  =============

The accompanying notes are an integral part of these condensed financial statements.

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                        JUNE 30,                      JUNE 30,
                                                             ----------------------------  ----------------------------
                                                                  1998           1997           1998           1997
                                                             -------------  -------------  -------------  -------------
Net sales                                                      $28,320,457    $13,612,837    $56,468,835    $25,133,737
                                                             -------------  -------------  -------------  -------------
Costs and expenses:
   Cost of goods sold                                           21,006,045     10,364,277     41,029,944     19,965,114
   Selling, general and administrative expense                   5,514,850      3,032,732     10,895,573      6,269,386
                                                             -------------  -------------  -------------  -------------
                                                                26,520,895     13,397,009     51,925,517     26,234,500
                                                             -------------  -------------  -------------  -------------
Operating income (loss)                                          1,799,562        215,828      4,543,318     (1,100,763)

Other (income) expense:
   Interest expense, net                                           714,241        441,739      1,333,512        773,191
   Other, net                                                     (129,523)       (40,815)      (186,611)       (88,230)
                                                             -------------  -------------  -------------  -------------
                                                                   584,718        400,924      1,146,901        684,961
                                                             -------------  -------------  -------------  -------------
Income (loss) before equity in net loss of RYKA Inc.             1,214,844       (185,096)     3,396,417     (1,785,724)
Equity in net loss of RYKA Inc.                                          -        (20,407)             -        (87,129)
                                                             -------------  -------------  -------------  -------------
Income (loss) before income taxes                                1,214,844       (205,503)     3,396,417     (1,872,853)
Provision for income taxes                                         392,926              -      1,042,926              -
                                                             -------------  -------------  -------------  -------------
Net income (loss)                                              $   821,918    $  (205,503)   $ 2,353,491    $(1,872,853)
                                                             =============  =============  =============  =============
Basic earnings per share                                              $.07                          $.22
                                                             =============                 =============
Diluted earnings per share                                            $.07                          $.21
                                                             =============                 =============
Pro Forma Data: (See Note 5)

Loss before income taxes                                                      $  (205,503)                  $(1,872,853)
Pro forma provision for income taxes                                                    -                             -
                                                                            -------------                 -------------
Pro forma net loss                                                            $  (205,503)                  $(1,872,853)
                                                                            =============                 =============
Pro forma basic losses per share                                                    $(.07)                        $(.64)
                                                                            =============                 =============
Pro forma diluted losses per share                                                  $(.07)                        $(.64)
                                                                            =============                 =============

The accompanying notes are an integral part of these condensed financial statements.

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                            --------------------------
                                                               1998            1997
                                                            -----------    -----------
                                                          (Consolidated)   (Combined)
Cash Flows from Operating Activities:
Net income (loss)                                           $ 2,353,491    $(1,872,853)
Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
       Depreciation and amortization                            589,316         79,337
       Provision for losses on accounts receivable              (53,784)       (28,499)
       Equity in undistributed net loss of RYKA Inc.                  -         87,129
       Warrant expense                                                -        152,000
       Changes in operating assets and liabilities:
         Accounts receivable                                 (6,718,703)    (1,936,300)
         Inventory                                           (1,406,872)     1,303,129
         Prepaid expenses and other current assets              720,038        787,971
         Other assets                                          (153,754)        21,246
         Accounts payable and accrued expenses                3,974,419        239,536
                                                            -----------    -----------

         Net cash used in operating activities                 (695,849)    (1,167,304)
                                                            -----------    -----------

Cash flows from investing activities:
   Capital expenditures                                        (163,170)       (29,546)
   Businesses acquired, net of cash                             357,773              -
   Investment in RYKA Inc.                                            -        448,943
                                                            -----------    -----------
         Net cash provided by investing activities              194,603        419,397
                                                            -----------    -----------

Cash flows from financing activities:
   Net borrowings under lines of credit                         870,108      1,303,823
   Repayments of capital lease obligation                       (56,654)       (55,797)
   Proceeds from issuance of common stock                        16,920              -
   Repayments on subordinated notes payable                    (250,000)      (376,414)
                                                            -----------    -----------

         Net cash provided by financing activities              580,374        871,612
                                                            -----------    -----------

Effect of exchange rate on cash and cash equivalents              1,716         18,087
                                                            -----------    -----------

Net increase in cash and cash equivalents                        80,844        141,792

Cash and cash equivalents, beginning of period                   98,881        275,871
                                                            -----------    -----------

Cash and cash equivalents, end of period                    $   179,725    $   417,663
                                                            ===========    ===========

The accompanying notes are an integral part of these condensed financial statements.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

Global Sports, Inc. ("Global" or the "Company"), a Delaware corporation, designs, develops and markets branded footwear under the RYKA, YUKON and APEX brand names as well as distributes off-price athletic footwear, apparel and sporting goods worldwide, with primary distribution in the United States.

On December 15, 1997, the Company consummated a reorganization (the "Reorganization"), among RYKA Inc. ("RYKA"), KPR Sports International, Inc. ("KPR"), Apex Sports International, Inc., MR Management, Inc. (the last three companies collectively referred to as the "KPR Companies"), and Michael G. Rubin, the Chairman and Chief Executive Officer of the Company. After the Reorganization, Mr. Rubin, the former sole shareholder of the KPR Companies, then owned approximately 78.4% of the outstanding voting power of the Company. Accordingly, the Reorganization was accounted for as a reverse purchase under generally accepted accounting principles pursuant to which the KPR Companies were considered to be the acquiring entity and the Company was the acquired entity for accounting purposes, even though the Company was the surviving legal entity. As a result of this reverse purchase accounting treatment, (i) the historical financial statements presented for periods prior to the date of the Reorganization are no longer the historical financial statements of RYKA; (ii) the historical financial statements for periods prior to the date of the Reorganization are those of the KPR Companies, (iii) all references to the historical financial statements of the Company apply to the historical financial statements of the KPR Companies prior to and subsequent to the Reorganization, and (iv) any references to RYKA apply solely to that company and its financial statements prior to the Reorganization.

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

NOTE 2 - ACQUISITION OF THE GEN-X COMPANIES

Effective May 12, 1998, the Company acquired Gen-X Holdings, Inc. and Gen-X Equipment, Inc. (collectively, the "Gen-X Companies"). The Gen-X Companies were privately-held companies based in Toronto, Ontario specializing in selling off-price sporting goods and winter sports equipment (including ski and snowboard equipment), in-line skates, sunglasses, skateboards and specialty footwear. For their fiscal year ended September 30, 1997, the Gen-X Companies had revenues of approximately $31 million and net income of $2 million. In consideration for acquiring the stock of the Gen-X Companies, the Company issued 1.5 million shares of its common stock and contingent consideration in the form of noninterest-bearing notes and shares of mandatorily redeemable preferred stock in the aggregate amount of $5 million. The notes and shares are payable or redeemable at $1 million per year over a five-year period upon achieving certain sales and gross profit targets. The total purchase price, including acquisition expenses of approximately $380,000 but excluding the contingent consideration described above, was $6,793,020. This purchase price is based on the 10-day average market price of the 1.5 million shares discounted by 35% to reflect that these shares represent a large block of the Company's stock. Purchase price allocation has resulted in goodwill of $6,644,083 that will be amortized on a straight line basis over 20 years. If and when the contingent consideration is issued, this goodwill will increase.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - PRO FORMA FINANCIAL INFORMATION

The following unaudited pro forma financial information shows the results of the Company's operations for the three- and six-month periods ended June 30, 1997 as if the Reorganization (see Note 1) and acquisition of the Gen-X Companies (see
Note 2) had occurred on January 1, 1997. Adjustments have been made to record the amortization of goodwill and intangibles, to eliminate intercompany rental charges, to record interest expense on the post-Reorganization subordinated debt and to eliminate the KPR Companies' equity in the net losses of RYKA recorded prior to the Reorganization. All share and per share information has been adjusted as if the 1-for-20 reverse stock split and the issuance of 7,100,000 shares of the Company's common stock, both of which were effected at the Reorganization, and the issuance of 1,500,000 shares of the Company's common stock effected in the acquisition of the Gen-X Companies had also occurred on January 1, 1997. The pro forma information does not purport to be indicative of the Company's results of operations had the Reorganization and acquisition actually occurred on that date nor is it necessarily indicative of future operating results.

                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                June 30,                        June 30,
                                                      ---------------------------     ----------------------------
                                                         1998            1997            1998             1997
                                                      -----------     -----------     -----------      -----------
    Net sales                                         $31,094,399     $26,053,144     $66,070,503      $50,023,390
                                                      -----------     -----------     -----------      -----------
    Costs and expenses:
    Cost of goods sold                                 23,745,090      20,170,938      49,124,004       38,922,162
    Selling, general and administrative expense         5,994,117       5,245,969      12,486,546       10,304,975
                                                      -----------     -----------     -----------      -----------
                                                       29,739,207      25,416,907      61,610,550       49,227,137
                                                      -----------     -----------     -----------      -----------
    Operating income                                    1,355,192         636,237       4,459,953          796,253
    Other expense, net                                    653,400         612,171       1,395,468        1,203,768
                                                      -----------     -----------     -----------      -----------
    Income (loss) before income taxes                     701,792          24,066       3,064,485         (407,515)
    Provision for income taxes                            239,003         133,598         870,451          563,307
                                                      -----------     -----------     -----------      -----------
    Net income (loss)                                  $  462,789      $ (109,532)     $2,194,034       $ (970,822)
                                                      ===========     ===========     ===========      ===========
    Income (losses) per share-basic and diluted        $      .04      $     (.01)     $      .18       $     (.09)
                                                      ===========     ===========     ===========      ===========
    Weighted average common and common equivalent
    shares outstanding-basic and diluted               11,918,711      11,527,920      11,918,456       11,432,595
                                                      ===========     ===========     ===========      ===========

NOTE 4 - DEBT

NOTES PAYABLE, BANK

On November 20, 1997, the KPR Companies and RYKA entered into a Loan and Security Agreement (the "Loan Agreement") with a new lender pursuant to which their prior lender was repaid in full on November 21, 1997. Under the Loan Agreement, as amended, the Company has access to a combined credit facility of $40,000,000, which is comprised of the KPR Companies' credit facility of $35,000,000 and RYKA's credit facility of $5,000,000. The term of the Loan Agreement is five years. The KPR Companies and RYKA have an interest rate choice of prime plus 1/4% or LIBOR (Adjusted Eurodollar Rate) plus two hundred seventy-five basis points (8 3/4% at December 31, 1997 and June 30, 1998). Under the Loan Agreement, both the KPR Companies and RYKA may borrow up to the amount of their revolving line based upon 85% of their eligible accounts receivable and 65% of their eligible inventory, as those terms are defined in the Loan Agreement. The Loan Agreement also includes 50% of outstanding letters of credit as collateral for borrowing. In addition to the revolving lines of credit described above, the new lender will over-advance to the Company a combined additional total of $3,000,000, comprised of the KPR Companies' additional $2,000,000 and RYKA's additional $1,000,000, over the collateral for additional letters of credit needed for seasonal production of new merchandise for the Fall 1998, Spring 1999 and Fall 1999 seasons. At June 30, 1998, the aggregate amount outstanding under this line was $17,933,087. The Company has classified $2,840,879 of the amount outstanding as a current liability based on the Company's expectation of the amounts which will be satisfied within the next year. Of this amount $840,879 was related to the seasonal overadvance. At June 30, 1998, based on available collateral, an additional $222,164 was available on this line for borrowing.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The total interest incurred in connection with this facility was $496,731 and $961,683 for the three-and six-month periods ending June 30, 1998, respectively. Closing and other fees incurred at the inception of the new facilities in the amount of approximately $266,000 have been included on the balance sheet and are being amortized over the term of the Loan Agreement. Additional fees of $80,000 were incurred during 1998 related to line increases and over-advance activation have also been capitalized. As of June 30, 1998, the unamortized balance of such fees was $294,402.

The Company has an additional line of credit of approximately $14,600,000 for use by the Gen-X Companies, which is available for either direct borrowing or for import letters of credit. The loan bears interest at prime plus one half percent and is secured by a general security agreement covering all of the Gen-X Companies' assets. At June 30, 1998, approximately $7,800,000 was outstanding under this line and, based on available collateral, an additional $3,111,000 was available for borrowing.

Notes payable, bank also includes a mortgage payable secured by land and building in Ontario, Canada of $337,791, of which $29,576 is classified as current, bearing interest at the bank's cost of funds plus 2.5% and maturing on August 15, 2009.

NOTES PAYABLE, OTHER

Other debt related to the Gen-X Companies includes a loan payable to Ride Inc. for $1,800,000, of which $400,000 is classified as current. This loan is repayable in equal quarterly installments of $100,000 which commenced on March 31, 1998 and bears interest at the prime lending rate.

SUBORDINATED NOTES PAYABLE

At June 30, 1998, the Company had $1,822,020 in subordinated notes payable held by its Chairman and CEO, which included accrued interest on such notes of $16,178. This debt consisted primarily of a note representing undistributed Subchapter S corporation retained earnings previously taxed to him as the sole shareholder of the KPR Companies prior to the Reorganization (see Note 1). Interest accrues on such notes at the Company's choice of prime plus 1/4% or LIBOR (Adjusted Eurodollar Rate) plus two hundred seventy-five basis points.
The interest rate at June 30, 1998 was 8 3/4% and interest recorded during the six-month period was $98,536. Based on its Loan Agreement (see Note 3), the Company is permitted to make continued regular payments of interest on the subordinated debt and to further reduce principal on a quarterly basis, commencing subsequent to the first quarter of 1998, in an amount up to 50% of the cumulative consolidated net income of the Company. Through June 30, 1998, aggregate payments of $250,000 were made to the note holder to reduce principal.

Upon closing the Gen-X transaction on May 12, 1998, several subordinated notes payable were executed with the former shareholders of the Gen-X Companies for an aggregate of $1,999,047 which is payable upon the earlier of the Company raising certain additional capital or in four equal consecutive quarterly payments beginning March 31, 1999. This note bears interest at 7% until December 31, 1998 and the prime lending rate thereafter.

NOTE 5 - RELATED PARTIES

The Company is located in King of Prussia, Pennsylvania where it conducts its operations and warehouses inventory in a facility leased from the Company's Chairman and CEO. The lease has been accounted for as a capital lease, which resulted in $59,519 and $118,411 recorded to interest expense for the three-and six-month periods ended June 30, 1998. At June 30, 1998, the Company's investment in the capital lease was $2,109,610, which is included in property and equipment.

The Company also has subordinated notes payable with its Chairman and CEO, as referred to in Note 4 above.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - EARNINGS (LOSSES) PER SHARE

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

The amounts used in calculating earnings (losses) per share data are as follows:

                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                         JUNE 30,                      JUNE 30,
                                               ---------------------------   -------------------------
                                                   1998            1997         1998          1997
                                               -----------     -----------   -----------   -----------
Net income.................................... $   821,918                   $ 2,353,491
                                               ===========                   ===========
Pro forma net loss............................                  $ (205,503)                $(1,872,853)
                                                               ===========                 ===========
Weighted average shares
   outstanding - basic........................  11,226,403       2,880,109    10,824,533     2,927,920
                                               ===========     ===========   ===========   ===========
Weighted average shares
   outstanding - diluted......................  11,537,668       2,880,109    11,057,701     2,927,920
                                               ===========     ===========   ===========   ===========
Outstanding common stock options having no
   dilutive effect............................     271,692         199,463       196,736       201,188
                                               ===========     ===========   ===========   ===========
Outstanding common stock warrants having no
   dilutive effect............................     188,816         106,186       211,448       106,186
                                               ===========     ===========   ===========   ===========

The Company's pro forma net loss in 1997 results in an antidilutive effect in the calculation of pro forma diluted earnings (losses) per share.


NOTE 7 - CONTINGENCIES

As of June 30, 1998, outstanding purchase commitments exist totaling $9,697,169, for which commercial letters of credit have been issued.


NOTE 8 - COMPREHENSIVE INCOME

Comprehensive income for the three-and six-month periods ended June 30, 1998 and 1997 was as follows:

                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                        JUNE 30,                      JUNE 30,
                                               ---------------------------   -------------------------
                                                  1998            1997          1998          1997
                                               -----------     -----------   -----------   -----------
Net income (loss)                              $   821,918     $(205,503)    $ 2,353,491   $(1,872,853)
Foreign currency translation adjustment               (955)         (1,636)        1,716        23,778
                                               -----------     -----------   -----------   -----------
Comprehensive income (loss)                    $   820,963     $  (207,139)  $ 2,355,207   $(1,849,075)
                                               ===========     ===========   ===========   ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

STRATEGIC BUSINESS DEVELOPMENTS AFFECTING COMPARABILITY

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

Effective May 12, 1998, the Company acquired Gen-X Holdings, Inc. and Gen-X Equipment, Inc. (collectively, the "Gen-X Companies") in a purchase transaction (the "Acquisition"). The Company's reported results of operations for 1998 include those of the Gen-X Companies from the date of acquisition through the end of the period. For the period May 12, 1998 through June 30, 1998, the Gen-X Companies reported net sales of $7,668,639 and net income of $534,641.

The Reorganization and Acquisition affect comparability of second quarter and year-to-date 1998 results with reported results for the comparable 1997 periods. A more meaningful analysis can be made by comparing 1998 pro forma results with the 1997 pro forma results as if the Reorganization and Acquisition had occurred on January 1, 1997. The 1997 and 1998 pro forma information does not purport to be indicative of the Company's results of operations had the transactions described above actually occurred on the dates presented nor is it necessarily indicative of future operating results. The 1997 and 1998 pro forma information does not include the effects of cost savings and sales synergies expected to be realized as a result of the Reorganization and the Acquisition. The following "Results of Operations" discussion describes the comparison of the second quarter and year-to-date periods of 1998 on a pro forma basis to the comparable 1997 periods on a pro forma basis, unless otherwise noted.

RESULTS OF OPERATIONS (THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 1998 ON A
                       PRO FORMA BASIS VERSUS COMPARABLE 1997 PERIODS ON A PRO FORMA BASIS)

The following table sets forth, for the periods indicated, the relative percentages that certain items in the Company's Statements of Operations bear to net sales:

                                                                    THREE MONTHS ENDED JUNE 30,
                             --------------------------------------------------------------------------------------------------
                                       1998                     1998                     1997                     1997
                             -----------------------  -----------------------  -----------------------  -----------------------
                                  $           % OF         $          % OF         $           % OF          $          % OF
                                             SALES                    SALES                    SALES                    SALES
                             ------------  ---------  ------------  ---------  ------------  ---------  ------------  ---------
                                    (As Reported)             (Pro Forma)             (As Reported)             (Pro Forma)
Net sales................... $ 28,320,457    100.0%   $ 31,094,399    100.0%   $ 13,612,837    100.0%   $ 26,053,144    100.0%
                             ------------  ---------  ------------  ---------  ------------  ---------  ------------  ---------

Cost & expenses:
   Cost of goods sold.......   21,006,045      74.2%    23,745,090      76.4%    10,364,277      76.1%    20,170,938      77.4%
SG&A expense................    5,514,850      19.5%     5,994,117      19.3%     3,032,732      22.3%     5,245,969      20.1%
                             ------------  ---------  ------------  ---------  ------------  ---------  ------------  ---------
Operating income............    1,799,562       6.3%     1,355,192       4.3%       215,828       1.6%       636,237       2.5%
Other expense, net..........      584,718       2.0%       653,400       2.0%       421,331       3.0%       612,171       2.4%
                             ------------  ---------  ------------  ---------  ------------  ---------  ------------  ---------
Income (loss)
before income taxes.........    1,214,844       4.3%       701,792       2.3%      (205,503)     (1.4%)       24,066       0.1%
Provision for income taxes..      392,926       1.4%       239,003       0.8%            -          -        133,598       0.5%
                             ------------  ---------  ------------  ---------  ------------  ---------  ------------  ---------
Net income (loss)........... $    821,918       2.9%  $    462,789       1.5%  $   (205,503)     (1.4%) $   (109,532)     (0.4%)
                             ============  =========  ============  =========  ============  =========  ============  =========


                                                                    SIX MONTHS ENDED JUNE 30,
                             --------------------------------------------------------------------------------------------------
                                       1998                     1998                     1997                     1997
                             -----------------------  -----------------------  -----------------------  -----------------------
                                  $           % OF         $          % OF         $           % OF          $          % OF
                                             SALES                    SALES                    SALES                    SALES
                             ------------  ---------  ------------  ---------  ------------  ---------  ------------  ---------
                                    (As Reported)             (Pro Forma)             (As Reported)             (Pro Forma)

Net sales                    $ 56,468,835     100.0%  $ 66,070,503     100.0%  $ 25,133,737     100.0%  $ 50,023,390     100.0%
                             ------------  ---------  ------------  ---------  ------------  ---------  ------------  ---------
Cost & expenses:
   Cost of goods sold.......   41,029,944      72.7%    49,124,004      74.4%    19,965,114      79.4%    38,922,162      77.8%
SG&A expense................   10,895,573      19.3%    12,486,546      18.9%     6,269,386      24.9%    10,304,975      20.6%
                             ------------  ---------  ------------  ---------  ------------  ---------  ------------  ---------
Operating income............    4,543,318       8.0%     4,459,953       6.7%    (1,100,763)     (4.3%)      796,253       1.6%
Other expense, net..........    1,146,901       2.0%     1,395,468       2.1%       772,090       3.1%     1,203,768       2.4%
                             ------------  ---------  ------------  ---------  ------------  ---------  ------------  ---------
Income (loss)
before income taxes.........    3,396,417       6.0%     3,064,485       4.6%    (1,872,853)     (7.4%)     (407,515)     (0.8%)
Provision for income taxes..    1,042,926       1.8%       870,451       1.3%            -          -        563,307       1.1%
                             ------------  ---------  ------------  ---------  ------------  ---------  ------------  ---------
Net income (loss)........... $  2,353,491       4.2%  $  2,194,034       3.3%  $ (1,872,853)     (7.4%) $   (970,822)     (1.9%)
                             ============  =========  ============  =========  ============  =========  ============  =========

NET SALES

Net sales for the second quarter of 1998 on a pro forma basis increased $5,041,255, or 19.3%, over the same period in 1997 on a pro forma basis. Net sales for the six month period ended June 30, 1998 on a pro forma basis increased $16,047,114, or 32.1%, over the same period in 1997 on a pro forma basis. These increases were primarily attributable to the on-going expansion of the Company's off-price business, reflecting the continued excess availability of off-price merchandise in the marketplace.

COST OF GOODS SOLD/GROSS MARGIN

Cost of goods sold for the second quarter of 1998 on a pro forma basis increased $3,574,152, or 17.7%, over the same period in 1997 on a pro forma basis. Cost of goods sold for the six month period ended June 30, 1998 on a pro forma basis increased $10,201,842, or 26.2%, over the same period in 1997 on a pro forma basis. Gross margin (as a percentage of sales) increased in the second quarter of 1998 on a pro forma basis to 23.6% from 22.5% in the same period in 1997 on a pro forma basis. For the six months ended June 30, 1998 on a pro forma basis, gross margin increased to 25.7% from 22.2% in the same period in 1997 on a pro forma basis. The first quarter of 1997 on a pro forma basis experienced unusually low gross margins as a result of the lack of substantial off-price purchases and management's desire to reduce off-price inventories. This trend did not continue into the second quarter of 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative ("SG&A") expense for the second quarter of 1998 on a pro forma basis increased $748,148, or 14.3%, over the same period in 1997 on a pro forma basis. SG&A expense for the six month period ending June 30, 1998 on a pro forma basis increased $2,181,571, or 21.2%, over the same period in 1997 on a pro forma basis. Exclusive of the Gen-X Companies, the Company's SG&A expenses were relatively flat across the three-month periods ended June 30, 1998 and 1997 on a pro forma basis. Of the increase for the six-month period, approximately $1,046,000 relates to the base Global Sports business exclusive of the Gen-X Companies. This reflects the Company's increased warehousing cost in support of the higher sales volumes in the off-price business and greater promotional and advertising expenditures in support of the Company's commitment to market and develop the products of the branded business. These increases were partially offset by a decrease in the legal and other professional fees related to the 1997 Reorganization and debt refinancing. The remaining increase from 1997 to 1998 for the three- and six-month periods ended June 30 of approximately $731,000 and $1,172,000 represent increases in the SG&A expenditures of the Gen-X Companies due to a relatively substantial growth in business experienced in the latter half of 1997 and throughout 1998. Large headcount increases resulted in increased salary expenses from period to period and selling and marketing expenses grew as the sales force grew and migrated the customer base from primarily house accounts to commissioned sales agent accounts. In addition, the Gen-X Companies increased their attendance at industry trade shows in order to increase the new company's exposure.

OTHER EXPENSE, NET

Other expense, net for the second quarter of 1998 on a pro forma basis increased $41,229, or 6.7%, over the same period on a pro forma basis in 1997. Other expense, net for the six-month period on a pro forma basis ending June 30, 1998 increased $191,700, or 15.9%, over the same period on a pro forma basis in 1997. The increase for the six-month period reflects greater interest expense as a result of increased borrowing to support the growth in inventories.

FINANCIAL CONDITION

CASH FLOWS

Prior to the Reorganization, the operations of the KPR Companies had been financed by a combination of internally generated resources and annual increases in the size of the bank credit facility. The operations of RYKA were financed by equity transactions, subordinated borrowings and annual increases in the size of RYKA's bank credit facility. Increases in the bank credit facilities for the KPR Companies and RYKA were required to fund the Company's increased investment in accounts receivable and inventory necessary to support the increases in revenue. As of June 30, 1998, the Company had working capital of $13,030,027. The
Company used $695,849 in cash flows from operating activities for the six months ended June 30, 1998, whereas in the same period of the prior year the Company used $1,167,304 in cash flows from operating activities.

LIQUIDITY

On November 20, 1997, the KPR Companies and RYKA entered into the Loan Agreement with a new lender pursuant to which their prior lender was repaid in full on November 21, 1997. Under the Loan Agreement, the Company has access to a combined credit facility of $25,000,000, which is comprised of the KPR Companies' credit facility of $20,000,000 and RYKA's credit facility of $5,000,000. The term of the Loan Agreement is five years. The KPR Companies and RYKA have an interest rate choice of prime plus 1/4% or LIBOR (Adjusted Eurodollar Rate) plus two hundred seventy-five basis points. The Company's aggregate credit facility was subsequently increased to $30,000,000 on February 20, 1998 and to $40,000,000 on June 3, 1998 by increasing the line of credit available to the KPR Companies to $35,000,000. Under this new credit facility, both the KPR Companies and RYKA may borrow up to the amount of their revolving line based upon 85% of their eligible accounts receivable and 65% of their eligible inventory, as those terms are defined in the Loan Agreement. In addition to the revolving lines of credit described above, the new lender will over-advance to the Company a combined additional total of $3,000,000, comprised of the KPR Company's additional $2,000,000 and RYKA's additional $1,000,000 over the collateral for additional letters of credit needed for seasonal production of new merchandise for the Fall 1998, Spring 1999 and Fall 1999 seasons. The aggregate outstanding under this line at June 30, 1998 was $17,933,087, of which $840,879 was related to the seasonal overadvance. At June 30, 1998, based on available collateral, an additional $222,164 was available on this line for borrowing.

The Company has an additional line of credit of $14,600,000 for use by the Gen-X Companies, which is available for either direct borrowing or for import letters of credit. The loan bears interest at prime plus one half percent and is secured by a general security agreement covering all of the Gen-X Companies' assets. At June 30, 1998, approximately $7,800,000 was outstanding under this line and based on available collateral an additional $3,111,000 was available for borrowing.

As of the closing of the Loan Agreement, the KPR Companies owed Michael Rubin, its Chairman and CEO, subordinated debt of $3,055,841 which is comprised of (i) a loan from Mr. Rubin to the KPR Companies in the principal amount of $851,440, plus accrued and unpaid interest on such loan of $180,517 through October 31, 1997 and (ii) a note in the principal amount of $2,204,401 representing undistributed Subchapter S corporation retained earnings previously taxed to him as the sole shareholder of the KPR Companies. No interest accrued on the note representing Subchapter S corporation earnings until December 15, 1997, the effective date of the Reorganization, at which time the interest began to accrue on such note at a choice of prime plus 1/4% or LIBOR (Adjusted Eurodollar Rate) plus two hundred seventy-five basis points. The Loan Agreement and the related Subordination Agreement allowed the Company to repay Mr. Rubin $1,000,000 of the subordinated debt principal and the accrued interest of $180,517 at the time of the closing of the Loan Agreement or within five days thereafter, subject to there being $2,000,000 of availability under the KPR Companies' credit line after taking into account such payments. Such payments were made to Mr. Rubin on November 26, 1997. In addition, the Loan Agreement and the Subordination Agreement permit the KPR Companies to make continued regular payments of interest on the subordinated debt and to further reduce principal on a quarterly basis, commencing with the first quarter of 1998, in an amount up to 50% of the cumulative consolidated net income of both borrowers, reduced by net losses of the borrowers during such period. Through June 30, 1998, aggregate payments of $250,000 were made to the note holder to reduce principal.

Management believes that they have adequate financing to allow the Company to continue its operations and meet its obligations as they mature, during the foreseeable future. In addition, the Company is currently exploring various alternatives for raising additional capital.

YEAR 2000

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
           Not Applicable.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

    (c) Effective May 12, 1998, the Company issued 1,500,000 shares of common stock (par value $.01 per share) and 10,000 shares of preferred stock in addition to other contingent consideration, to DMJ Financial, Inc., James J. Selter, Kenneth J. Finkelstein and various other entities and individuals in exchange for all of the issued and outstanding shares of capital stock of Gen-X Equipment Inc. and Gen-X Holdings Inc. The issuance of the common stock and preferred stock was exempt from registration pursuant to section 4(2) of the Securities Act.

ITEM 3.    DEFAULTS ON SENIOR SECURITIES
           Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           Not Applicable.

ITEM 5.    OTHER INFORMATION
           Not Applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a)    Exhibits

  10.1 Consent and Amendment No. 3 to the Loan Documents by and among KPR Sports International, Inc., RYKA Inc. and Foothill Capital Corporation.
  10.2 Amendment No. 4 to the Loan Documents by and among KPR Sports International, Inc., RYKA Inc. and Foothill Capital Corporation.
  27.1     Financial data schedule for the six-month period ended
           June 30, 1998 (electronic filing only).

    (b)    Reports on Form 8-K

           The Company filed a Current Report on Form 8-K on May 27, 1998 related to the acquisition of Gen-X Holdings, Inc. and Gen-X Equipment, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                                 GLOBAL SPORTS, INC.



   DATE:    August 14, 1998                By:   /s/ Michael G. Rubin
                                                ----------------------
                                                    Michael G. Rubin
                                                Chairman of the Board &
                                                Chief Executive Officer


   DATE:    August 14, 1998                By:   /s/  Steven A. Wolf
                                                ----------------------
                                                    Steven A. Wolf
                                               Chief Financial Officer