Form 10-Q
period 1998-09-30
GLOBAL SPORTS INC
filed 1998-11-16
CIK 828750

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
================================================================================

                                   FORM 10-Q


  (Mark One)
     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended SEPTEMBER 30, 1998.

                                      or

     [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _______ to
             _______.


                        Commission File Number 0-16611
                                               -------

                              GLOBAL SPORTS, INC.
            ------------------------------------------------------
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


                                 610-878-8600
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 12, 1998:


    Common Stock, $.01 par value                       11,925,378
    ----------------------------              ----------------------------
       (Title of each class)                       (Number of Shares)


================================================================================


                                                                            PAGE
                                                                          --------
PART I -- FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Condensed Consolidated Balance Sheets as of
              September 30, 1998 and December 31, 1997                     3

            Condensed Statements of Operations for the three- and
              nine-month periods ended September 30, 1998 and 1997         4

            Condensed Statements of Cash Flows for the nine-month
              periods ended September 30, 1998 and 1997                    5

            Notes to Condensed Financial Statements                        6 - 9

Item 2.     Management's Discussion and Analysis of Results of Operations
              and Financial Condition                                      10 - 14

Item 3.     Quantitative and Qualitative Disclosures About Market Risk     14


PART II -- OTHER INFORMATION

Item 1.     Legal Proceedings                                              15

Item 2.     Changes in Securities and Use of Proceeds                      15

Item 3.     Defaults on Senior Securities                                  15

Item 4.     Submission of Matters to a Vote of Security Holders            15

Item 5.     Other Information                                              15

Signatures                                                                 16

PART I -- FINANCIAL INFORMATION
ITEM 1 -- FINANCIAL STATEMENTS

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                    1998            1997
                                                                -------------   ------------
                                                                 (Unaudited)
                                     ASSETS

Current assets:
  Cash and cash equivalents....................................   $   827,601    $    98,881
  Accounts receivable, net of allowance for doubtful
    accounts of $940,369 in 1998 and $743,223 in 1997..........    44,972,979     16,060,911
  Inventory....................................................    21,801,684     16,906,171
  Prepaid expenses and other current assets....................     1,333,016        933,548
                                                                -------------   ------------
    Total current assets.......................................    68,935,280     33,999,511
  Property and equipment, net of accumulated depreciation
    and amortization...........................................     4,389,761      3,282,712
  Goodwill and intangibles, net................................    14,223,589      6,147,282
  Other assets.................................................        99,632          2,404
                                                                -------------   ------------

    Total assets............................................... $  87,648,262   $ 43,431,909
                                                                =============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion - notes payable, bank........................ $   9,529,576    $ 2,000,000
  Current portion - note payable, other........................       712,815              -
  Current portion - capital lease obligation, related party....       124,897        116,124
  Accounts payable and accrued expenses........................    29,941,951     16,114,305
  Subordinated notes payable...................................     3,804,906      2,068,652
                                                                -------------   ------------
    Total current liabilities..................................    44,114,145     20,299,081
  Notes payable, bank..........................................    25,228,141     18,666,248
  Note payable, other..........................................     2,634,424              -
  Capital lease obligation, related party......................     2,214,431      2,309,231
  Commitments and contingencies
  Stockholders' equity:
    Preferred stock, $0.01 par value, 1,000,000 shares
    authorized; none issued...................................
  Common stock, $0.01 par value, 20,000,000 shares
    authorized, 12,987,797 and 11,487,197 shares issued
    in 1998 and 1997; 11,918,711 and 10,418,111 shares
    outstanding in 1998 and 1997...............................       129,948        114,875
  Additional paid in capital...................................    14,474,537      8,001,132
  Cumulative translation adjustment............................       (47,430)       (35,520)
  Accumulated deficit..........................................      (886,117)    (5,709,321)
                                                                -------------   ------------

                                                                   13,670,938      2,371,166
Less: Treasury stock, at cost..................................       213,817        213,817
                                                                -------------   ------------

    Total stockholders' equity.................................    13,457,121      2,157,349
                                                                -------------   ------------

    Total liabilities and stockholders' equity................. $  87,648,262   $ 43,431,909
                                                                =============   ============

The accompanying notes are an integral part of these condensed financial statements.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                    SEPTEMBER 30,
                                                          -------------------------------     -------------------------------
                                                             1998                 1997            1998                1997
                                                          -----------         -----------     ------------        -----------
Net sales................................................ $43,626,641         $18,754,443     $100,095,476        $43,888,180
                                                          -----------         -----------     ------------        -----------
Costs and expenses:
   Cost of goods sold....................................  32,488,037          14,301,341       73,517,981         34,266,455
   Selling, general and administrative expense...........   6,586,299           2,741,427       17,481,872          9,010,813
                                                          -----------         -----------     ------------        -----------
                                                           39,074,336          17,042,768       90,999,853         43,277,268
                                                          -----------         -----------     ------------        -----------

Operating income (loss)..................................   4,552,305           1,711,675        9,095,623            610,912

Other (income) expense:
   Interest expense, net.................................     829,288             566,269        2,162,800          1,339,460
   Other, net............................................     413,286               7,529          226,675            (80,701)
                                                          -----------         -----------     ------------        -----------
                                                            1,242,574             573,798        2,389,475          1,258,759
                                                          -----------         -----------     ------------        -----------

Income (loss) before equity in net loss of RYKA Inc. ....   3,309,731           1,137,877        6,706,148           (647,847)
Equity in net loss of RYKA Inc...........................           -             (15,701)               -           (102,830)
                                                          -----------         -----------     ------------        -----------

Income (loss) before income taxes........................   3,309,731           1,122,176        6,706,148           (750,677)
Provision for income taxes...............................     840,018                   -        1,882,944                  -
                                                          -----------         -----------     ------------        -----------

Net income (loss)........................................ $ 2,469,713         $ 1,122,176     $  4,823,204        $  (750,677)
                                                          ===========         ===========     ============        ===========
Basic earnings per share................................. $       .21                         $        .43
                                                          ===========                         ============
Diluted earnings per share............................... $       .20                         $        .42
                                                          ===========                         ============
Pro Forma Data: (See Note 6)

Income (loss) before income taxes........................                     $ 1,122,176                         $  (750,677)
Pro forma provision for income taxes.....................                               -                                   -
                                                                              -----------                         -----------

Pro forma net income (loss)..............................                     $ 1,122,176                         $  (750,677)
                                                                              ===========                         ===========
Pro forma basic earnings (losses) per share..............                     $       .37                         $      (.26)
                                                                              ===========                         ===========
Pro forma diluted earnings (losses) per share............                     $       .37                         $      (.26)
                                                                              ===========                         ===========


The accompanying notes are an integral part of these condensed financial statements.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                           -----------------------------
                                                                1998            1997
                                                           --------------   ------------
                                                           (Consolidated)    (Combined)
Cash Flows from Operating Activities:
Net income (loss)......................................... $  4,823,204     $  (750,677)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
    Depreciation and amortization.........................    1,076,864         317,744
    Provision for losses on accounts receivable...........      214,303        112,514
    Gain on sale of assets................................            -          48,000
    Equity in undistributed net loss of RYKA Inc..........            -         102,830
    Warrant expense.......................................            -         152,333
    Changes in operating assets and liabilities:
      Accounts receivable.................................  (21,397,981)     (4,522,702)
      Inventory...........................................     (708,237)      2,674,042
      Prepaid expenses and other current assets...........      507,370         272,227
      Other assets........................................        8,932        (43,580)
      Accounts payable and accrued expenses...............    7,395,467       1,102,944
                                                           ------------     -----------

      Net cash used in operating activities...............   (8,080,078)       (534,325)
                                                           ------------     -----------

Cash Flows from Investing Activities:
    Capital expenditures..................................     (261,516)       (242,182)
    Businesses acquired, net of cash......................      (61,948)              -
    Proceeds from sale of assets..........................            -          85,000
                                                           ------------     -----------

      Net cash used in investing activities...............     (323,464)       (157,182)
                                                           ------------     -----------

Cash Flows from Financing Activities:
    Net borrowings under lines of credit..................    9,456,946       1,224,425
    Repayments of capital lease obligation................      (86,027)        (78,067)
    Proceeds from issuance of common stock................       23,253               -
    Repayments on subordinated debt.......................     (250,000)              -
    Proceeds from retirement of subordinated debt.........            -         385,000
    Repayments on subordinated shareholder advances.......            -        (416,000)
                                                           ------------     -----------

      Net cash provided by financing activities...........    9,144,172       1,115,358
                                                           ------------     -----------

Effect of exchange rate on cash and cash equivalents......      (11,910)         (6,744)
                                                           ------------     -----------

Net increase in cash and cash equivalents.................      728,720         417,107

Cash and cash equivalents, beginning of period............       98,881         275,871
                                                           ------------     -----------

Cash and cash equivalents, end of period.................. $    827,601     $   692,978
                                                           ============     ===========

The accompanying notes are an integral part of these condensed financial statements.

NOTE 1 - BASIS OF PRESENTATION

Global Sports, Inc. ("Global" or the "Company"), a Delaware corporation, designs, develops and markets branded footwear primarily under the RYKA and YUKON brand names as well as distributes off-price athletic footwear, apparel and sporting goods worldwide, with primary distribution in the United States.

On December 15, 1997, the Company consummated a reorganization (the "Reorganization"), among RYKA Inc. ("RYKA"), KPR Sports International, Inc. ("KPR"), Apex Sports International, Inc., MR Management, Inc. (the last three companies collectively referred to as the "KPR Companies"), and Michael G. Rubin, the Chairman and Chief Executive Officer of the Company. Immediately after the Reorganization, Mr. Rubin, the former sole shareholder of the KPR Companies, then owned approximately 78% of the outstanding voting power of the Company. Accordingly, the Reorganization was accounted for as a reverse purchase under generally accepted accounting principles pursuant to which the KPR Companies were considered to be the acquiring entity and the Company was the acquired entity for accounting purposes, even though the Company was the surviving legal entity. As a result of this reverse purchase accounting treatment, (i) the historical financial statements presented for periods prior to the date of the Reorganization are no longer the historical financial statements of RYKA; (ii) the historical financial statements for periods prior to the date of the Reorganization are those of the KPR Companies, (iii) all references to the historical financial statements of the Company apply to the historical financial statements of the KPR Companies prior to and subsequent to the Reorganization, and (iv) any references to RYKA apply solely to that company and its financial statements prior to the Reorganization.

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

NOTE 2 - ACQUISITIONS

Effective May 12, 1998, the Company acquired Gen-X Holdings Inc. and Gen-X Equipment Inc. (collectively, the "Gen-X Companies"). The Gen-X Companies were privately-held companies based in Toronto, Ontario specializing in selling off-price sporting goods and winter sports equipment (including ski and snowboard equipment), in-line skates, sunglasses, skateboards and specialty footwear. For their fiscal year ended September 30, 1997, the Gen-X Companies had revenues of approximately $31 million and net income of $2 million. In consideration for the stock of the Gen-X Companies, the Company issued 1.5 million shares of its common stock and contingent consideration in the form of noninterest-bearing notes and shares of mandatorily redeemable preferred stock in the aggregate amount of $5 million. The notes and shares are payable or redeemable at $1 million per year over a five-year period upon achieving certain sales and gross profit targets. The total purchase price, including acquisition expenses of approximately $380,000 but excluding the contingent consideration described above, was $6,793,020. This purchase price is based on the 10-day average market price of the 1.5 million shares discounted by 35% to reflect that these shares represent a large block of the Company's stock. Purchase price allocation has resulted in goodwill of $6,644,083 that is being amortized on a straight line basis over 20 years. If and when the contingent consideration is issued this goodwill will increase.

Effective July 27, 1998, Gen-X Holdings Inc. acquired Lamar Snowboards, Inc. ("Lamar"), a privately-held manufacturer of snowboards, bindings and related products based in San Diego, California. In consideration for acquiring the stock of Lamar, Gen-X Holdings Inc. paid $250,000 in cash and issued notes in the aggregate principal amount of $1,000,000, payable over five years. Preliminary purchase price allocation has resulted in goodwill of approximately $2,000,000 that is being amortized on a straight line basis over 20 years.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3 - PRO FORMA FINANCIAL INFORMATION

The following unaudited pro forma financial information shows the results of the Company's operations for the three- and nine-month periods ended September 30, 1998 and 1997 as if the Reorganization (see Note 1) and acquisition of the Gen-X Companies (see Note 2) had occurred on January 1, 1997. Adjustments have been made to record the amortization of goodwill and intangibles, to eliminate intercompany rental charges, to record interest expense on the post-Reorganization subordinated debt and to eliminate the KPR Companies' equity in the net losses of RYKA recorded prior to the Reorganization. All share and per share information has been adjusted as if the 1-for-20 reverse stock split and the issuance of 7,100,000 shares of the Company's common stock, both of which were effected in the Reorganization, and the issuance of 1,500,000 shares of the Company's common stock effected in the acquisition of the Gen-X Companies had also occurred on January 1, 1997. The pro forma information does not purport to be indicative of the Company's results of operations had the Reorganization and acquisition actually occurred on that date nor is it necessarily indicative of future operating results.

                                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                                      -----------------------------     -----------------------------
                                                          1998             1997             1998             1997
                                                      ------------     ------------     ------------     ------------
                                                      (As Reported)
Net sales............................................ $ 43,626,641     $ 30,421,974     $109,697,144     $ 80,445,364
                                                      ------------     ------------     ------------     ------------
Costs and expenses:
  Cost of goods sold.................................   32,488,037       23,312,766       81,612,041       62,234,928
  Selling, general and administrative expense........    6,586,299        4,884,092       19,072,845       15,189,067
                                                      ------------     ------------     ------------     ------------
                                                        39,074,336       28,196,858      100,684,886       77,423,995
                                                      ------------     ------------     ------------     ------------

Operating income.....................................    4,552,305        2,225,116        9,012,258        3,021,369
Other expense, net...................................    1,242,574          752,001        2,638,042        1,955,769
                                                      ------------     ------------     ------------     ------------

Income before income taxes...........................    3,309,731        1,473,115        6,374,216        1,065,600
Provision for income taxes...........................      840,018          112,584        1,710,469          675,891
                                                      ------------     ------------     ------------     ------------

Net income........................................... $  2,469,713     $  1,360,531     $  4,663,747     $    389,709
                                                      ============     ============     ============     ============

Earnings per share-basic............................. $        .21     $        .12     $        .39     $        .03
                                                      ============     ============     ============     ============
Earnings per share-diluted........................... $        .20     $        .12     $        .38     $        .03
                                                      ============     ============     ============     ============

Weighted average common and common equivalent
  shares outstanding-basic...........................   11,922,515       11,618,169       11,919,824       11,495,133
                                                      ============     ============     ============     ============
Weighted average common and common equivalent
  shares outstanding-diluted.........................   12,237,754       11,618,169       12,183,636       11,495,133
                                                      ============     ============     ============     ============

NOTE 4 - DEBT

NOTES PAYABLE, BANK

On November 20, 1997, the KPR Companies and RYKA entered into a Loan and Security Agreement (the "Loan Agreement") with a new lender pursuant to which their prior lender was repaid in full on November 21, 1997. Under the Loan Agreement, as amended, the Company has access to a combined credit facility of $40,000,000, which is comprised of the KPR Companies' credit facility of $35,000,000 and RYKA's credit facility of $5,000,000. The term of the Loan Agreement is five years. The KPR Companies and RYKA have an interest rate choice of prime plus 1/4% or LIBOR (Adjusted Eurodollar Rate) plus two hundred seventy-five basis points. Under the Loan Agreement, both the KPR Companies and RYKA may borrow up to the amount of their revolving line based upon 85% of their eligible accounts receivable and 65% of their eligible inventory, as those terms are defined in the Loan Agreement. The Loan Agreement also includes 50% of outstanding import letters of credit as collateral for borrowing. In addition to the revolving lines of credit described above, the new lender will over-advance to the Company a combined additional total of $3,000,000, comprised of the KPR Companies'

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

additional $2,000,000 and RYKA's additional $1,000,000, over the collateral for additional import letters of credit needed for seasonal production of new merchandise for the Fall 1998, Spring 1999 and Fall 1999 seasons provided that the underlying merchandise is at least 80% supported by customer orders. At September 30, 1998, the aggregate amount outstanding under this line was $24,926,959. At September 30, 1998, based on available collateral and outstanding import letters of credit commitments, an additional $308,316 was available on this line for borrowing. The total interest expense incurred in connection with this facility was $533,235 and $1,494,918 for the three- and nine-month periods ending September 30, 1998, respectively. Closing and other fees incurred at the inception of the new facilities in the amount of approximately $266,000 have been included on the balance sheet and are being amortized over the term of the Loan Agreement. Additional fees of $80,000 were incurred during 1998 related to subsequent line increases and the June over-advance activation. These fees have also been capitalized and are being amortized over the remaining life of the Loan Agreement or applicable over-advance period. As of September 30, 1998, the unamortized balance of all such fees was $263,586.

The Company has an additional line of credit of approximately $20,000,000 for use by the Gen-X Companies, which is available for either direct borrowing or for import letters of credit. The loan bears interest at prime plus one half percent and is secured by a general security agreement covering all of the Gen-X Companies' assets. At September 30, 1998, draws of $9,500,000 plus bank overdrafts of $1,922,000 (included in accounts payable and accrued expenses) were committed under this line and, based on available collateral and outstanding import letters of credit commitments, an additional $3,670,061 was available for borrowing. The total interest expense incurred in connection with this facility was $172,246 and $237,200 for the three- and nine-month periods ending September 30, 1998, respectively.

Notes payable, bank also includes a mortgage payable secured by land and building in Ontario, Canada of $330,758, of which $29,576 is classified as current, bearing interest at the bank's cost of funds plus 2.5% and maturing on August 15, 2009. For the three- and nine-month periods ending September 30, 1998, interest expense included $6,336 and $9,700, respectively, related to this mortgage.

NOTES PAYABLE, OTHER

Other debt related to the Gen-X Companies includes an outstanding loan payable to Ride Inc. for $1,700,000, of which $400,000 is classified as current. The original loan of $2,000,000 is repayable in equal quarterly installments of $100,000 which commenced on March 31, 1998 and bears interest at the prime lending rate. For the three- and nine-month periods ending September 30, 1998, interest expense included $37,608 and $54,200, respectively, related to this note.

Notes payable, other also includes $1,000,000 of promissory notes payable to the former shareholders of Lamar (See Note 2). The notes are payable in five equal annual installments and bear interest at 6% per annum. At September 30, 1998, $200,000 of such notes is classified as current. At the time for the acquisition, Lamar also executed a note payable in the principal amount of $553,447, plus $74,954 in accrued interest, for amounts owed to a shareholder. This note, which was assumed by Gen-X Holdings Inc. in the acquisition, is payable in five equal annual installments and bears interest at 6% per annum. The amount currently outstanding on this note is $647,239 of which $112,815 is classified as current.


SUBORDINATED NOTES PAYABLE

At September 30, 1998, the Company had $ 1,805,841 in outstanding subordinated notes payable held by its Chairman and CEO, plus accrued interest on such notes of $26,407 recorded in accrued expenses. This debt consisted primarily of a note representing undistributed Subchapter S corporation retained earnings previously taxed to him as the sole shareholder of the KPR Companies prior to the Reorganization (see Note 1). Interest accrues on such notes at the Company's choice of prime plus 1/4% or LIBOR (Adjusted Eurodollar Rate) plus two hundred seventy-five basis points. The interest rate at September 30, 1998 was 8 3/4% and interest recorded during the three and nine-month periods were $39,827 and $124,944 respectively. Based on its Loan Agreement, the Company is permitted to make continued regular payments of interest on the subordinated debt and to further reduce principal on a quarterly basis, commencing subsequent to the first quarter of 1998, in an amount up to 50% of the cumulative consolidated net income of the Company. During 1998, aggregate principal payments of $250,000 were made.

Upon closing the Gen-X transaction on May 12, 1998, several subordinated notes payable were executed with the former shareholders of the Gen-X Companies for an aggregate of $1,999,065 which is payable upon the earlier of the Company raising certain additional capital or in four equal consecutive quarterly payments beginning March 31, 1999. This note bears interest at 7% until December 31, 1998 and the prime lending rate thereafter. For the three- and nine-month periods ending September 30, 1998, interest included $21,868 and $29,900, respectively, related to these notes.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 5 - RELATED PARTIES

The Company is located in King of Prussia, Pennsylvania where it conducts its operations and warehouses inventory in a facility leased from the Company's Chairman and CEO. The lease has been accounted for as a capital lease, which resulted in $57,938 and $176,349 recorded to interest expense for the three- and nine-month periods ended September 30, 1998. At September 30, 1998, the Company's investment in the capital lease was $2,058,322, which is included in property and equipment.

The Company also has subordinated notes payable outstanding with its Chairman and CEO, as referred to in Note 4 above.


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

The amounts used in calculating earnings (losses) per share data are as follows:

                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                    SEPTEMBER 30, 1998              SEPTEMBER 30, 1998
                                               ---------------------------     ---------------------------
                                                   1998            1997           1998            1997
                                               -----------     -----------     -----------     -----------
Net income.................................... $ 2,469,713                     $ 4,823,204
                                               ===========                     ===========
Pro forma net income (loss)...................                 $ 1,122,176                     $  (750,677)
                                                               ===========                     ===========
Weighted average shares
   outstanding - basic........................  11,922,515       3,018,169      11,194,549       2,926,635
                                               ===========     ===========     ===========     ===========
Weighted average shares
   outstanding - diluted......................  12,237,754       3,018,169      11,458,361       2,926,635
                                               ===========     ===========     ===========     ===========
Outstanding common stock options having no
   dilutive effect............................     440,181         218,547         472,931         218,547
                                               ===========     ===========     ===========     ===========
Outstanding common stock warrants having no
   dilutive effect............................     209,369         106,186         224,003         106,186
                                               ===========     ===========     ===========     ===========


NOTE 7 - COMMITMENTS AND CONTINGENCIES

As of September 30, 1998, outstanding purchase commitments exist totaling $8,287,128, for which commercial import letters of credit have been issued.


NOTE 8 - COMPREHENSIVE INCOME

Comprehensive income for the three- and nine-month periods ended September 30, 1998 and 1997 was as follows:

                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                    SEPTEMBER 30, 1998              SEPTEMBER 30, 1998
                                               ---------------------------     ---------------------------
                                                   1998            1997           1998            1997
                                               -----------     -----------     -----------     -----------
Net income (loss)............................. $ 2,469,713     $ 1,122,176     $ 4,823,824     $  (750,677)
Foreign currency translation adjustment.......     (13,626)        (24,831)        (11,910)          6,744
                                               -----------     -----------     -----------     -----------
Comprehensive income (loss)................... $ 2,456,087     $ 1,097,345     $ 4,811,914     $  (743,933)
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


STRATEGIC BUSINESS DEVELOPMENTS AFFECTING COMPARABILITY

On December 15, 1997, the Company consummated a reorganization. As a result, Mr. Rubin, as sole shareholder of the KPR Companies, received RYKA shares which gave him voting control over the combined companies. Accordingly, for accounting purposes, the KPR Companies are considered the continuing entity and the transaction has been accounted for as a reorganization of the KPR Companies followed by the issuance of new shares of common stock of the KPR Companies for the net assets of RYKA.

The above reorganization affects comparability of year-to-date 1998 results with reported results for the comparable 1997 period. A more meaningful analysis can be made by comparing 1998 reported results with the 1997 pro forma results as if the reorganization had occurred on January 1, 1997. The 1997 pro forma information does not purport to be indicative of the Company's results of operations had the transaction described above actually occurred on the date presented nor is it necessarily indicative of future operating results. The 1997 pro forma information does not include the effects of cost savings and sales synergies expected to be realized as a result of the reorganization. The following "Results of Operations" discussion describes the comparison of the year-to-date period of 1998 to the comparable 1997 period on a pro forma basis, unless otherwise noted.

Effective May 12, 1998, the Company acquired Gen-X Holdings Inc. and Gen-X Equipment Inc. (collectively, the "Gen-X Companies") in a purchase transaction (the "Acquisition"). The Company's reported results of operations for 1998 include those of the Gen-X Companies only from the date of acquisition through the end of the current period.

RESULTS OF OPERATIONS  (THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1998
                       VERSUS COMPARABLE 1997 PERIODS ON A PRO FORMA BASIS)

The following table sets forth, for the periods indicated, the relative percentages that certain items in the Company's Statements of Operations bear to net sales:

                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                    ------------------------------------------------------------------------------------------------

                                                1998                             1997                              1997
                                    -----------------------------    -----------------------------     -----------------------------

                                          $           % OF SALES           $           % OF SALES            $           % OF SALES
                                    ------------     ------------    ------------     ------------     ------------     ------------

                                                                             (As Reported)                       (Pro Forma)
Net sales.......................... $ 43,626,641        100.0%       $ 18,754,443        100.0%        $ 23,564,201        100.0%
                                    ------------     ------------    ------------     ------------     ------------     ------------


Cost & expenses:
  Cost of goods sold...............   32,488,037         74.5%         14,301,341         76.2%          17,835,193         75.7%
  SG&A expense.....................    6,586,299         15.1%          2,741,427         14.6%           4,085,631         17.3%
                                    ------------     ------------    ------------     ------------     ------------     ------------


Operating income...................    4,552,305         10.4%          1,711,675          9.2%           1,643,377          7.0%
Other expense, net.................    1,242,574          2.8%            589,499          3.2%             771,452          3.3%
                                    ------------     ------------    ------------     ------------     ------------     ------------


Income before income taxes.........    3,309,731          7.6%          1,122,176          6.0%             871,925          3.7%
Provision for income taxes.........      840,018          1.9%                 -             -                   -             -
                                    ------------     ------------    ------------     ------------     ------------     ------------


Net income ........................ $  2,469,713          5.7%       $  1,122,176          6.0%        $    871,925          3.7%
                                    ============     ============    ============     ============     ============     ============



                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                    ------------------------------------------------------------------------------------------------

                                                1998                             1997                              1997
                                    -----------------------------    -----------------------------     -----------------------------

                                          $           % OF SALES           $           % OF SALES            $           % OF SALES
                                    ------------     ------------    ------------     ------------     ------------     ------------

                                                                             (As Reported)                       (Pro Forma)
Net sales.......................... $100,095,476        100.0%       $ 43,888,180        100.0%        $ 55,956,113        100.0%
                                    ------------     ------------    ------------     ------------     ------------     ------------


Cost & expenses:
  Cost of goods sold...............   73,517,981         73.4%         34,266,455         78.1%          42,905,469         76.7%
  SG&A expense.....................   17,481,872         17.5%          9,010,813         20.5%          12,911,383         23.1%
                                    ------------     ------------    ------------     ------------     ------------     ------------


Operating income (loss)............    9,095,623          9.1%            610,912          1.4%             139,261           .2%
Other expense, net.................    2,389,475          2.4%          1,361,589          3.1%           1,929,853          3.4%
                                    ------------     ------------    ------------     ------------     ------------     ------------


Income (loss) before income taxes..    6,706,148          6.7%           (750,677)        (1.7%)         (1,790,592)        (3.2)%
Provision for income taxes.........    1,882,944          1.9%                 -             -                   -             -
                                    ------------     ------------    ------------     ------------     ------------     ------------


Net income (loss).................. $  4,823,204          4.8%       $   (750,677)        (1.7%)       $ (1,790,592)        (3.2)%
                                    ============     ============    ============     ============     ============     ============


NET SALES

Net sales for the quarter increased to $43.6 million, or 85%, compared to net sales of $23.6 million in 1997 on a pro forma basis. Year-to-date sales increased to $100.1 million, or 79%, from net sales of $56.0 million in 1997 on a pro forma basis. Net sales for the Branded division, which includes the Ryka and Yukon brands, were approximately $15.5 million for the quarter, a 32% increase from the prior year's quarter on a pro forma basis, and both brands enjoyed double-digit increases over the same quarter in the prior year. Sales for the Off Price & Action Sports division were $28.1 million for the quarter, a 137% increase from the prior year's quarter on a pro forma basis, primarily as a result of higher volume transactions. The Gen-X Companies, acquired in May, 1998, also contributed to the sales increase of the division. Their special make-up snowboard business, under the brand names Vision, Rage and Lamar, experienced substantial increases during the quarter as well. Year-to-date sales for the Branded and Off Price & Action Sports divisions were $29.3 million and $70.8 million, respectively.

COST OF GOODS SOLD/GROSS MARGIN

Gross margin for the quarter increased to 25.5% from 24.3% for the same quarter in the prior year on a pro forma basis, a 120 basis point increase. The increase was somewhat mitigated by a change in business mix, as the volume of the lower-margined Off Price & Action Sports division outweighed the volume of the higher-margined Branded division. The Branded division experienced a substantial increase in gross margin percentages over the prior year's quarter on a pro forma basis, primarily as a result of more full priced business and virtually no off price business within the Ryka and Yukon brands. Better inventory management and better quality of distribution have both contributed to the substantial improvement in margins. The margins in the Off Price & Action Sports division declined slightly over the prior year's quarter on a pro forma basis as a result of a general increase in the average transaction size which typically results in lower margins. Gross margin for the year-to-date period increased to 26.6% from 23.3% for the same period in the prior year on a pro forma basis.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

As a percentage of net sales, selling, general & administrative (SG&A) expense for the quarter decreased to 15.1% from 17.3% in the prior year on a pro forma basis. In absolute dollars, SG&A expense increased to $6.6 million from $4.1 million over the prior year's quarter on a pro forma basis. The dollar volume increase shows management's continued commitment to investing in the Branded division. The Company has continued the expansion of the Ryka team in Portland and the Yukon design, development and marketing team in King of Prussia and China. The Company has substantially increased its investment in marketing in 1998 by launching the first Yukon consumer print advertising campaign and expanding the existing Ryka print campaign. The Company has also invested in visual merchandising with certain key retailers. SG&A expenses also reflect an increase in sales commissions as a result of higher sales volumes. These increases were partially offset by a reduction in bank, legal and accounting fees related to the refinancing and Reorganization of 1997. SG&A expenses for the year-to-date period increased to $17.5 million from $12.9 million for the same period in the prior year on a pro forma basis.

OTHER EXPENSE, NET

Other expense, net increased to $1.2 million, or 61%, from $800,000 in the prior year's quarter on a pro forma basis. Interest charges have increased due to increases in general business levels and the Company's assumption of the Gen-X Companies'credit line as part of the acquisition. These increases were partially offset by substantial reductions in the Company's average borrowing costs. Other expense, net for the year-to-date period increased to $2.4 million from $1.9 million for the same period in the prior year on a pro forma basis.

INCOME TAXES

The Company's overall effective tax rate was approximately 25% and 28% for the quarter and year-to-date periods ended September 30, 1998, respectively. This rate benefits from the volume of business generated by a foreign subsidiary which is taxed at a lower rate and certain net operating loss carry forwards.

NET INCOME

Net income for the quarter ended September 30, 1998 was $2.5 million and basic and diluted earnings per share were $.21 and $.20, respectively. Net income for the nine months ended September 30, 1998 was $4.8 million or $.43 and $.42 per basic and diluted share, respectively. The increase in average outstanding common shares for the quarter to 12.2 million shares reflect the additional 1.5 million shares issued in the acquisition of the Gen-X Companies in May of 1998.

FINANCIAL CONDITION

CASH FLOWS

Prior to the Reorganization, the operations of the KPR Companies had been financed by a combination of internally generated resources and annual increases in the size of the bank credit facility. The operations of RYKA were financed by equity transactions, subordinated borrowings and annual increases in the size of RYKA's bank credit facility. Increases in the bank credit facilities for the KPR Companies and RYKA were required to fund the Company's increased investment in accounts receivable and inventory necessary to support the increases in revenue. As of September 30, 1998, the Company had working capital of $24,821,135. The Company used $8,080,078 in cash flows from operating activities for the nine months ended September 30, 1998, whereas in the same period of the prior year the Company used $534,325 in cash flows from operating activities.


LIQUIDITY

On November 20, 1997, the KPR Companies and RYKA entered into the Loan Agreement with a new lender pursuant to which their prior lender was repaid in full on November 21, 1997. Under the Loan Agreement, the Company has access to a combined credit facility of $25,000,000, which is comprised of the KPR Companies' credit facility of $20,000,000 and RYKA's credit facility of $5,000,000. The term of the Loan Agreement is five years. The KPR Companies and RYKA have an interest rate choice of prime plus 1/4% or LIBOR (Adjusted Eurodollar Rate) plus two hundred seventy-five basis points. The Company's aggregate credit facility was subsequently increased to $30,000,000 on February 20, 1998 and to $40,000,000 on June 3, 1998 by increasing the line of credit available to the KPR Companies to $35,000,000. Under this new credit facility, both the KPR Companies and RYKA may borrow up to the amount of their revolving line based upon 85% of their eligible accounts receivable and 65% of their eligible inventory, as those terms are defined in the Loan Agreement. In addition to the revolving lines of credit described above, the new lender will over-advance to the Company a combined additional total of $3,000,000, comprised of the KPR Company's additional $2,000,000 and RYKA's additional $1,000,000 over the collateral for additional letters of credit needed for seasonal production of new merchandise for the Fall 1998, Spring 1999 and Fall 1999 seasons. The aggregate outstanding under this line at September 30, 1998 was $24,926,959. At September 30, 1998, based on available collateral and outstanding import letters of credit commitments, an additional $ 308,316 was available on this line for borrowing.

The Company has an additional line of credit of $20,000,000 for use by the Gen-X Companies, which is available for either direct borrowing or for import letters of credit. The loan bears interest at prime plus one half percent and is secured by a general security agreement covering certain of the Gen-X Companies' assets. At September 30, 1998, draws of approximately $9,500,000 plus $1,922,00 of bank overdrafts were committed under this line. At September 30, 1998, based on available collateral and outstanding import letters of credit commitments, an additional $3,670,061 was available on this line for borrowing.

As of the closing of the Loan Agreement, the KPR Companies owed Michael Rubin, its Chairman and CEO, subordinated debt of $3,055,841 which is comprised of (i) a loan from Mr. Rubin to the KPR Companies in the principal amount of $851,440, plus accrued and unpaid interest on such loan of $180,517 through October 31, 1997 and (ii) a note in the principal amount of $2,204,401 representing undistributed Subchapter S corporation retained earnings previously taxed to him as the sole shareholder of the KPR Companies. No interest accrued on the note representing Subchapter S corporation earnings until December 15, 1997, the effective date of the Reorganization, at which time the interest began to accrue on such note at a choice of prime plus 1/4% or LIBOR (Adjusted Eurodollar Rate) plus two hundred seventy-five basis points. The Loan Agreement and the related Subordination Agreement allowed the Company to repay Mr. Rubin $1,000,000 of the subordinated debt principal and the accrued interest of $180,517 at the time of the closing of the Loan Agreement or within five days thereafter, subject to there being $2,000,000 of availability under the KPR Companies' credit line after taking into account such payments. Such payments were made to Mr. Rubin on November 26, 1997. In addition, the Loan Agreement and the Subordination Agreement permit the KPR Companies to make continued regular payments of interest on the subordinated debt and to further reduce principal on a quarterly basis, commencing with the first quarter of 1998, in an amount up to 50% of the cumulative consolidated net income of both borrowers, reduced by net losses of the borrowers during such period. During 1998, aggregate principal payments of $ 250,000 were made.

Management believes that they have adequate financing to allow the Company to continue its operations and meet its obligations as they mature, during the foreseeable future. In addition, the Company is currently exploring various alternatives for raising additional capital.

YEAR 2000

The Company recognizes the importance of advanced computerization in maintaining and improving its level of service, internal and external communication and overall competitive position. The Company has a computerized management information system that relies upon an IBM AS/400 computer system, together with an Ethernet PC network. These computers are integrated by a bridge application and are connected via modem to the Company's distribution facilities. The Company's system provides, among other things, comprehensive customer order processing, inventory, production, accounting and management information for the marketing, selling, manufacturing and distribution functions of the Company's business. The Company is currently enhancing its information systems to make them Year 2000 compliant. The Company has created a Year 2000 project team which will coordinate efforts to evaluate, identify, correct or reprogram, and test the Company's existing systems Year 2000 compliance. The Company will take the required steps to make its existing systems Year 2000 compliant prior to the end of 1998 and does not expect the costs of such steps to have a material impact on the Company's results of operations, financial position, liquidity or capital resources. However, if such efforts are not completed on a timely basis, the Year 2000 issue could have a material adverse impact on the operations of the Company. In addition to making its own systems Year 2000 compliant, the Company also plans to contact its key suppliers and customers to determine the extent to which the systems of such suppliers and customers are Year 2000 compliant and the extent to which the Company could be effected by the failure of such third parties to become Year 2000 compliant. The Company cannot presently estimate the impact of the failure of such third parties to become Year 2000 Compliant. See "Risk Factors - Risks Relating to Year 2000 Compliance" in the Company's most recent Form 10-K.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

PART II -- OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           Not Applicable.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           Not Applicable.

ITEM 3.    DEFAULTS ON SENIOR SECURITIES

           Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not Applicable.

ITEM 5.    OTHER INFORMATION

           Pursuant to recent amendments to the proxy rules under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), the Company's stockholders are notified that the deadline for providing the Company timely notice of any stockholder proposal to be submitted outside of the Rule 14a-8 process for consideration at the Company's 1999 Annual Meeting of Stockholders (the "Annual Meeting") will be May, 1999. As to all such matters which the Company does not have notice on or prior to March 17, 1999, discretionary authority shall be granted to the persons designated in the Company's proxy related to the Meeting to vote on such proposal. This change in procedure does not affect the Rule 14a-8 requirements applicable to inclusion of stockholder proposal in the Company's proxy materials related to the Meeting. A stockholder proposal regarding the Meeting must be submitted to the Company at its office located at 555 South Henderson Rd., King of Prussia, PA 19406 by December 31, 1998 to receive consideration for inclusion in the Company's 1999 proxy materials. Any such proposal must also comply with the proxy rules under the Exchange Act, including Rule 14a-8.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibit

           27.1 Financial data schedule for the nine-month period ended September 30, 1998 (electronic filing only).

      (b)  Reports on Form 8-K

           None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                                    GLOBAL SPORTS, INC.


DATE:   November 16, 1998               By:       /s/ Michael G. Rubin
                                            ------------------------------------
                                                      Michael G. Rubin
                                                   Chairman of the Board &
                                                   Chief Executive Officer


DATE:   November 16, 1998               By:        /s/ Steven A. Wolf
                                            ------------------------------------
                                                       Steven A. Wolf
                                                  Chief Financial Officer