Form 10-K
period 1998-12-31
GLOBAL SPORTS INC
filed 1999-03-31
CIK 828750

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the fiscal year ended December 31, 1998 or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from      to     .

Commission file number 0-16611

                              GLOBAL SPORTS, INC.
            (Exact name of registrant as specified in its charter)

              DELAWARE                                 04-2958132
    (State or other jurisdiction           (I.R.S. employer identification no.)
  of incorporation of organization)

      555 SOUTH HENDERSON ROAD, KING OF PRUSSIA, PA 19406 (610) 768-0900 (Address of principal executive offices, including zip code, telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                                                                 Name of Each Exchange on
       Title of Each Class                                           Which Registered
-----------------------------------------------------------------------------------------
Common Stock, par value $.01 per share.........................

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of the close of business on March 15, 1999, was approximately $49,758,283.(/1/) There were 12,039,753 shares of the registrant's Common Stock outstanding as of the close of business on March 15, 1999.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE
 (Specific sections incorporated are identified under applicable items herein)

  Certain exhibits from the registrant's prior filings under the Securities Exchange Act of 1934 and registration statements under the Securities Act of 1933 are incorporated by reference as Exhibits in Part IV of this report on pages 28-30.

--------
(/1/)This equals the number of outstanding shares of the registrant's Common
     Stock reduced by the number of shares that may be deemed beneficially owned by the registrant's officers, directors and shareholders owning in excess of 10% of the registrant's Common Stock, multiplied by the last reported sale price for the registrant's Common Stock on March 15, 1999. This information is provided solely for record keeping purposes of the Securities and Exchange Commission and shall not be construed as an admission that any officer, director or 10% shareholder in the registrant is an affiliate of the registrant or is the beneficial owner of any such shares. Any such inference is hereby disclaimed.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              GLOBAL SPORTS, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                     PART I

 ITEM 1:   BUSINESS ....................................................     3
           Overview ....................................................     3
           History .....................................................     3
           Recent Acquisitions .........................................     4
           Branded Division ............................................     4
           Off-Price and Action Sports Division ........................     7
           Industry Overview ...........................................     9
           Competition .................................................     9
           Manufacturing ...............................................    10
           Distribution ................................................    10
           Management Information Systems ..............................    11
           Employees ...................................................    11
           Risk Factors ................................................    11
 ITEM 2:   PROPERTIES ..................................................    16
 ITEM 3:   LEGAL PROCEEDINGS ...........................................    16
 ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .........    17
 ITEM 4.1: CERTAIN EXECUTIVE OFFICERS OF THE REGISTRANT ................    17

                                    PART II

 ITEM 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS ....................................................    19
 ITEM 6:   SELECTED FINANCIAL DATA .....................................    20
 ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS ..................................    21
 ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..    26
 ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .................    26
 ITEM 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE....................................    26

                                    PART III

 ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ..........    27
 ITEM 11:  EXECUTIVE COMPENSATION ......................................    27
 ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT .................................................    27
 ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..............    27

                                    PART IV

 ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K....................................................    28

                                    PART I

ITEM 1: BUSINESS

Overview

  Global Sports, Inc. ("Global" or the "Company") is a diversified sporting goods company that operates two distinct divisions: the "Branded Division" and the "Off-Price and Action Sports Division".

  Through its Branded Division, the Company designs, markets and distributes two footwear products, the "RYKA" brand and the "Yukon" brand. Each brand is designed to appeal to a targeted consumer group with a broad selection of product categories and styles. RYKA is a high performance athletic footwear brand designed exclusively for women. A complete line of RYKA footwear is offered each season at suggested retail prices of between $45 and $80 in five categories: aerobic fitness, cross-training, running, walking and aqua aerobics. Yukon is a high performance outdoor footwear brand designed for men, women and children. A complete line of Yukon's performance-outdoor and rugged casual footwear is offered each season at suggested retail prices of between $35 and $130.

  Through its Off-Price and Action Sports Division, the Company purchases manufacturers' closeout merchandise, overstocks and canceled orders, as well as excess inventories from retailers, for resale to retailers. The Company purchases and distributes a wide array of athletic, outdoor, casual and specialty footwear, athletic apparel, winter sports equipment (including ski and snowboard equipment), in-line skates, skateboards, and sunglasses. The Company also designs and distributes special make-up snowboards and other sports-related merchandise for selected retailers.

  The Company's executive offices and warehouse are located at 555 South Henderson Road, King of Prussia, Pennsylvania 19406, and its telephone number is (610) 768-0900. Unless the context requires otherwise, all references herein to Global or the Company refer to Global Sports, Inc. and its subsidiaries.

History

  In July 1995, the Company consummated a financing arrangement with MR Acquisitions, L.L.C. ("MR Acquisitions"), a company that was indirectly owned by Michael G. Rubin, Chairman of the Board and Chief Executive Officer of the Company. Pursuant to the financing arrangement, MR Acquisitions acquired a significant interest, though less than a majority interest, in the Company and provided and/or arranged to provide the Company with up to $8,000,000 of new financing. Mr. Rubin became Chairman of the Board and Chief Executive Officer of the Company in connection with the Company's transactions with MR Acquisitions.

  On December 15, 1997, the Company (then named RYKA Inc.) consummated a reorganization (the "Reorganization") among the Company, certain companies controlled by Mr. Rubin (the "KPR Companies"), and Mr. Rubin. As part of the Reorganization, (i) the KPR Companies became wholly-owned subsidiaries of the Company, and (ii) the Company issued to Mr. Rubin an aggregate of 8,169,086 of its common stock in exchange for all of the issued and outstanding shares of capital stock of the KPR Companies and certain shares of the Company that were held by the KPR Companies.

  After the Reorganization, Mr. Rubin owned approximately 78.4% of the outstanding voting power of the Company. Accordingly, the Reorganization was accounted for as a reverse purchase under generally accepted accounting principles pursuant to which the KPR Companies were considered to be the acquiring entity and the Company was the acquired entity for accounting purposes, even though the Company was the surviving legal entity. As a result of this reverse purchase accounting treatment, (i) the historical financial statements presented for periods prior to the date of the Reorganization are no longer the historical financial statements of the Company, (ii) the historical financial statements for periods prior to the date of the Reorganization are those of the KPR Companies, (iii) all references to the historical financial statements of the Company apply to the historical financial statements of the KPR Companies prior to and subsequent to the Reorganization, and (iv) any references to RYKA Inc. apply solely to that company and its financial statements prior to the Reorganization.

Recent Acquisitions

  Effective May 12, 1998, the Company acquired all of the issued and outstanding stock of Gen-X Holdings Inc. and Gen-X Equipment Inc. (collectively, the "Gen-X Companies") from James J. Salter, Kenneth J. Finkelstein and certain other individuals and entities. The Gen-X Companies were privately held companies headquartered in Toronto, Ontario specializing in selling off-price sporting goods and winter sports equipment (including ski and snowboard equipment), in-line skates, sunglasses, skateboards and specialty athletic footwear. In consideration for acquiring all of the capital stock of the Gen-X Companies, the Company issued 1,500,000 shares of its common stock and contingent consideration in the form of noninterest-bearing notes payable in the maximum aggregate amount of $4,500,000 and 10,000 shares of preferred stock mandatorily redeemable in the maximum aggregate amount of 500,000. The goodwill recorded in this transaction of $6,644,083 is being amortized over twenty years.

  Effective July 27, 1998, the Company acquired Lamar Snowboards, Inc., a privately held manufacturer of snowboards, bindings and related products based in San Diego, California. In consideration for acquiring the stock of Lamar, the Company paid $250,000 in cash and issued notes in the aggregate principal amount of $1,000,000, payable over five years. The goodwill recorded in this transaction of $2,203,992 is being amortized over twenty years.

Branded Division

  The Company designs, develops and markets each of its branded product lines to appeal to a targeted consumer group. Within each line, the Company offers a broad selection of product categories and styles. For the year ended December 31, 1998, the net sales of the Branded Division were $41,080,143 or 31% of the Company's total net sales.

  RYKA. RYKA is the only performance athletic footwear brand designed exclusively for active women, specifically women between the ages of 25 and 45 years. RYKA includes the following categories: aerobic fitness, cross-training, running, walking and aqua aerobics. All RYKA footwear is made on women's lasts. As a result, RYKA footwear is designed and manufactured with the anatomical features and foot morphology unique to women's feet (typically narrow in the heel and wide in the forefoot). All RYKA footwear incorporates RYKA's Nitrogen/ES System, which is designed to provide enhanced shock absorption, resiliency and durability. The Nitrogen/ES System in higher priced models consists of visible and non-visible nitrogen pads and slabs which are placed in the heel, the mid-sole and the forefoot of the shoe. In standard models, non-visible nitrogen pads are placed in the mid-sole only. In Fall 1998, the Company introduced the RYKA Elemental Technology System(TM) ("ETS(TM)"). ETS(TM) is a holistic approach to footwear, which employs patented technologies to address the four aspects of athletic footwear that are most important to women: fit, comfort, cushioning and control. RYKA footwear is sold principally through athletic footwear stores, sporting goods stores and department stores.

  RYKA's Spring 1999 line consists of 19 footwear styles in five categories and RYKA's Fall 1999 line will consist of 25 footwear styles in five categories. As part of the Spring 1999 line, the Company is introducing 11 new styles in four categories and as part of the Fall 1999 line, will introduce 12 new styles in four categories. The Company generally offers its RYKA styles in two to three different colors and material variations and 10 to 15 different sizes. The following table sets forth certain information about the RYKA Spring 1999 line.

       Categories          Number of Styles           Suggested Retail Price Range
       ----------          ----------------           ----------------------------
     Aerobic Fitness               5                         $55.00- 80.00
     Cross-training                3                         $55.00- 70.00
     Running                       4                         $65.00- 80.00
     Walking                       5                         $45.00- 70.00
     Aqua Aerobics                 2                         $55.00- 65.00

  Yukon. Yukon is a performance-outdoor and rugged casual brand of footwear that provides functional performance, classic styling and durability. Yukon is designed primarily for men, but also for women and children, and includes hiking boots, cross-terrain boots, trail walking shoes, rugged casual shoes and work boots. Yukon performance footwear is designed for all ability levels from the avid outdoor enthusiast to the weekend adventurer. Performance features found on various Yukon styles include ThinsulateTM insulation, Weather ProofTM Leather and support shank systems such as Engineered Torsional StabilityTM. Yukon rugged outdoor and casual footwear is generally designed with an EVA footbed for comfort and equipped with rubber outsoles to provide cushioning and traction. All of the Company's Yukon footwear is designed with premium leather products. Yukon is sold principally through sporting goods stores, footwear stores and department stores.

  Yukon's new Spring 1999 line consists of 29 men's footwear styles in five categories and a full complement of women's and children's styles. The Fall 1999 line, which consist of 29 footwear styles in 5 categories, is designed specifically for the fall and winter seasons and includes different performance features than the Spring line. The Company generally offers its Yukon styles in two to three different colors and material variations and 10 to 15 different sizes. The following table sets forth certain information about the products within the Yukon lines.

              Categories           Number of Styles Suggested Retail Price Range
              ----------           ---------------- ----------------------------
     SPRING
       Ascent (Hiking)                     9               $55.00- 80.00
       Ascent (Trail Walking)              6               $50.00- 75.00
       Adrenaline (Approach)               4               $35.00- 70.00
       Adrenaline (River Rock)             5               $55.00- 70.00
       Traverse (Rugged Casual)            5               $35.00- 50.00
     FALL
       Ascent (Hiking)                     6               $55.00- 85.00
       Adrenaline (Cross-Terrain)          7               $35.00- 60.00
       Traverse (Rugged Casual)            6               $35.00- 50.00
       Excursion (Walking)                 5               $40.00- 65.00
       Extreme Weather                     5               $70.00-130.00

  Marketing and Advertising. The Company's marketing focus is to continue to build the recognition of the Company's brand names as the footwear of choice for their targeted consumer groups and as brands that stand for quality, performance, comfort, design innovation and value. Senior management is directly involved in shaping the Company's image and its advertising and promotional activities. Mr. Rubin and the executives in charge of the Company's Branded Division oversee the conception, development, and implementation of most aspects of the Company's branded footwear marketing efforts.

  Because of its limited resources, the Company historically has concentrated its marketing efforts on less costly, grass-roots approaches such as point-of-purchase and other retailer promotions. The Company recently has begun to advertise in targeted consumer publications, such as Self, Fitness and Cooking Light for RYKA and Outside, Sierra and Backpacker for Yukon. Outside advertising agencies, together with the Company's in-house marketing personnel, have developed a program to promote the Company's brand names through lifestyle and image advertising. While all advertisements feature the Company's footwear, advertising generally seeks to build and increase brand awareness by linking the brand to its targeted consumer group rather than to market a particular footwear product.

  The Company also participates with certain of its retail customers in cooperative advertising programs intended to take the brand awareness created by the Company's print advertising and channel it to local retailers where consumers can buy the Company's products. This advertising typically includes local newspaper advertising. The Company's co-op efforts are intended to maximize advertising resources by having its retailers share in the cost of promoting the Company's brands. Also, the Company believes that co-op advertising encourages the retailer to merchandise the brands properly and sell them aggressively on the sales floor.

  The Company also supports retailers by developing marketing to further promote its products in stores and to leverage the brand recognition at the retail level. The Company's independent sales representatives and Company personnel communicate with and visit the Company's customers on a regular basis to aid in the proper visual presentation of the Company's merchandise and to distribute point-of-purchase items such as signage, packaging, displays, counter cards, and banners. The Company believes these efforts help stimulate impulse sales and repeat purchases. Certain of the Company's retail accounts feature "in-store shop" formats in which the Company provides fixtures, signage and visual merchandise assistance in a dedicated floor space within the store. The design of the shops uses the Company's distinctive brand advertising to promote brand recognition and differentiate the Company's products in the store from that of its competition.

  The Company has also developed a variety of promotional programs, such as the "RYKA Instructor and Trainer Alliance" (an incentive program for fitness instructors), "Team Yukon" (a series of field product tests in conjunction with key retailers) and the "Yukon Preservation Alliance" (a series of events designed to promote environmental awareness and resource preservation). RYKA is the official and exclusive footwear sponsor for Jazzercise, the world's largest fitness program with over 4,700 instructors and 450,000 students. In Spring 1999, RYKA launched the RALLY program in all 500 non-urban Lady Foot Locker Stores in the United States. RALLY is a marketing program which includes (i) displays that advertise and feature eight RYKA styles (ii) the Another Chance Foundation, a charitable institution jointly established by the Company and Lady Foot Locker, that is funded with a percentage of the proceeds from RYKA sales at Lady Foot Locker stores, (iii) a referral program with local fitness instructors and (iv) an educational program about RYKA. To showcase the Company's products to footwear buyers, the Company exhibits at industry trade shows.

  Sales. The Company focuses on those retailers which it believes will effectively promote and display the Company's products. By so doing, the Company believes that it is better able to protect and enhance its brand names and service customers' accounts. Senior management of the Company is directly involved in maintaining relationships with key customer accounts as well as developing relationships with new customers. The Company relies principally on 11 independent sales organizations, which collectively employ 38 sales representatives, to sell RYKA and Yukon footwear to its customer accounts. Three of the 11 sales organizations have been added recently to cover customer accounts in Canada. The independent sales organizations cover all 50 states and Canada and report to the Vice President of Sales for the Branded Division. Each of the independent sales organizations is compensated on a commission basis. While the Company's independent sales organizations handle products from other brands, none of the representatives sell products directly competitive with RYKA and Yukon. The Company also has eight in-house customer service employees.

  Customers. The Company's primary customers are athletic footwear stores, sporting goods stores, department stores and independent retailers. In 1998, RYKA and Yukon footwear was sold by over 1,000 retail accounts, principally in the United States and Canada, including The Venator Group, Finish Line, Athlete's Foot, Just for Feet, Modell's, Michigan Sporting Goods (d/b/a MC Sporting Goods), Gart Sports/Sportmart, Oshman's, and United Merchandising (d/b/a Big 5). The majority of the Company's customer accounts carry both RYKA and Yukon. The following table demonstrates the Company's penetration of selected large customer accounts.

     Customer Account                           Products Carried
     ----------------                           ----------------
     Athlete's Foot         5 RYKA styles in all stores
     Finish Line            5 RYKA styles in 90 stores, 2 Yukon styles in all stores
     Gart Sports/Sportmart  5 RYKA styles and 5 Yukon styles in all stores
     Just for Feet          20 RYKA styles and 40 Yukon styles in all stores
     Lady Foot Locker       8 RYKA styles in all non-urban stores
     The Sports Authority   7 RYKA styles and 6 Yukon styles in all stores

  Two retail accounts each represented approximately 19%, or 38% in the aggregate, of the total net sales of the Company's Branded Division for the year ended December 31, 1998. Other than the foregoing, no one customer accounted for 10% or more of the total net sales of the Branded Division for the year ended December 31, 1998.

  The Company is committed to achieving customer satisfaction and to building a loyal customer base by providing a high level of knowledgeable, attentive and personalized customer service. The Company's independent sales representatives and the Company's sales and customer service personnel coordinate with retail customers to determine the inventory level and product mix that should be carried in each store in an effort to help retail sell-through and enhance the customer's product margin. Such information is used as a basis for developing sales projections and product needs for such customers. These representatives and Company personnel work with retailers to ensure that the Company's products are appropriately displayed. The Company believes that by strategically selecting the appropriate accounts and closely working with those accounts, it is better able to reduce inventory markdowns and customer returns and allowances, while maintaining the proper showcase for the Company's brand names and products.

  To protect itself from the possibility of insolvency of its customer accounts, the Company maintains policies of credit insurance specific to certain customer accounts.

  Product Design and Development. The Company designs most new styles to appeal to their targeted consumer group, although the Company's footwear often appeals to a broader spectrum of consumers resulting in improved brand recognition. The Company generally positions RYKA and Yukon as performance oriented brands at a value price with features comparable to those found on other leading footwear brands.

  The Company offers primary lines of both RYKA and Yukon in the Spring and Fall seasons. The Company's products are designed and developed in-house, although the Company periodically utilizes outside design firms to supplement its design efforts. Separate design teams focus on each of the Company's brands and report to the Company's executive in charge of the particular brand. The design process is collaborative with members of the design staff meeting regularly to further refine the Company's products in order to meet the particular needs of the Company's markets.

  The Company believes that its product success is related in large part to its ability to recognize trends in its footwear markets and to design products that anticipate and accommodate consumers' evolving preferences. The Company strives to analyze, interpret and translate current and emerging lifestyle trends affecting its targeted consumer groups. Lifestyle trend information is compiled by the Company's designers through various methods designed to monitor changes in culture and society, including (i) review and analysis of music, television, movies, clothing, sports and other trend-setting media,
(ii) travel to various markets to identify and confirm current trends, (iii) consultation with the Company's retail customers for information on current retail selling trends, (iv) participation in major footwear trade shows to stay abreast of popular brands and styles and (v) subscription to various fashion and color information services.

  After the design team arrives at a consensus regarding the themes for the coming season, the group then translates these themes into the Company's products. These interpretations include variations in product color, material structure and decoration. Prototype blueprints and specifications are created and forwarded to the Company's prototype manufacturers located in China, which then forward design prototypes back to the Company's domestic design team approximately four to six weeks after initial receipt. All new design concepts are subject to review by the Company's major retail customers. This customer input not only allows the Company to measure consumer reaction to the Company's latest designs, but also affords the Company an opportunity to foster deeper and more collaborative relationships with these customers. The Company's design team can modify and refine designs based on this development input.

Off-Price and Action Sports Division

  General. The Company purchases manufacturers' closeout merchandise, overstocks and canceled orders, as well as excess inventories from retailers, for resale to retailers principally in the United States and Canada. The Company is a leading third-party wholesaler of off-price athletic, outdoor and casual footwear, athletic apparel and sporting goods. The Company resells merchandise to sporting goods stores, off-price specialty stores, department stores, family footwear stores, and independent retailers. Due to the large quantities of merchandise that the division purchases and warehouses in its distribution facilities, the Company is able to pass along its value pricing to the retailer. The Company also designs and distributes special make-up snowboards and other sports-related merchandise for selected retailers.

  For the year ended December 31, 1998, the net sales of the Off-Price and Action Sports Division were $90,354,828 or 69% of the Company's total net sales. Net sales for the Off-Price and Action Sports Division reflect the acquisition of the Gen-X Companies as of May 12, 1998.

  The off-price business relies on the availability of merchandise from manufacturers and retailers in the footwear, athletic apparel and sporting goods industries. The Company has developed strong working relationships with and has purchased significant quantities of merchandise from major well-known brands. By affiliating with multiple brands, the Company is able to offer a diverse product mix from a variety of brands to the customers of its Off-Price and Action Sports Division. The Company's goal is to purchase quality goods with greater selectivity from a number of sources. Towards this goal, the Company has established arrangements with several large, well-known manufacturers under which the Company may purchase off-price merchandise. The Company has also established a "store stock" program with a key retailer to purchase, at the Company's option, all closeout or overstocked inventory. The Company intends to establish additional arrangements with manufacturers and retailers to increase the predictability of the business. The Company estimates that more than 75% of merchandise in a given year is purchased from manufacturers with which the Company has a long-standing relationship.

  Products. The following table sets forth certain information about the products that are sold by the Company's Off-Price and Action Sports Division.

   Category                                        Products
   --------                                        --------
   Athletic Footwear           Cross-training, running, basketball, tennis,
                                aerobic, walking, baseball/softball and soccer
   Outdoor and Casual Footwear Rugged casual, cross-terrain, hiking, work boots, sandals
   Athletic Apparel            Professional and college team jackets, jerseys
                                and hats
   Ski Equipment               Skis, ski bindings, ski poles, ski accessories
   Snowboard Equipment         Snowboards, snowboard bindings, snowboard boots
   Sporting Equipment          Skateboards, in-line skates
   Other                       Sunglasses, backpacks, fitness accessories

  Special Make-up Business. On a special make-up basis, the Company designs and distributes product orders specifically designed for selected retailers. The Off-Price and Action Sports Division, like a branded goods business, receives orders four to six months prior to the expected shipment date. The Company accepts orders for snowboards and other sports-related merchandise that vary dramatically in size and fulfills product orders for nationwide store chains as well as for single location specialty shops. The Company designs products according to customer specifications and produces only the quantity of merchandise requested by the customer.

  The Company's special make-up products consist primarily of snowboard equipment, but also include athletic footwear and skateboard equipment. The Company believes that the sale of snowboard and skateboard equipment, in particular, is well suited to the custom order process, which increases predictability and minimizes risk. The Company's special make-up lines include Apex, Lamar, Vision, Rage, and Dukes Shoes. The Lamar, Vision and Rage lines consist of snowboard equipment and accessories and are each sold at a different price point. The Lamar and Rage lines also include skateboard equipment and accessories, which are also sold at different price points. The Apex lines consist of athletic footwear for men and boys of all ages in the following categories: cross-training, basketball, running, tennis, baseball/softball and soccer. Dukes Shoes is a skateboard footwear line.

  Sales. The sales force for the Company's Off-Price and Action Sports Division merchandise consists of 15 sales executives of which nine have been with the Gen-X Companies since their formation in 1996. These sales executives deal exclusively with off-price and special make-up merchandise and have established strong relationships with a wide range of major retailers. Each of the sales executives is compensated on a commission basis.

  Customers. During the year ended December 31, 1998, the Company sold its off-price merchandise to approximately 1,250 retail accounts. Two retail accounts each represented approximately 30% and 10%, or 40% in the aggregate, of the total net sales of the Company's Off-Price and Action Sports Division for the year ended December 31, 1998. Other than the foregoing, no one customer accounted for 10% or more of the total net sales of the Off-Price and Action Sports Division for the year ended December 31, 1998.

Industry Overview

  According to Sporting Goods Intelligence ("SGI"), wholesale sales of branded athletic footwear in the United States were approximately $7.5 billion in 1998, down approximately 7% from $8.0 billion in 1997. According to Footwear Market Insights, athletic footwear designed specifically for women accounted for approximately 40% of all athletic footwear sales in the U.S. in 1997. Nike and Reebok accounted for approximately 43% and 14%, respectively, of sales in 1998 and 47% and 15%, respectively, of sales in 1997. After these market leaders, the remainder of the branded athletic footwear market is highly fragmented with the third largest brand, adidas, accounting for approximately 13% of athletic footwear sales in 1998. Only five brands of athletic footwear, including the three aforementioned brands, had domestic sales in excess of $200 million in 1998. A number of smaller companies compete with the industry leaders and among themselves for specialty niches based on various factors, including product quality, design, pricing, fashion appeal, performance and brand awareness and positioning. Also, many companies have capitalized on the strong name recognition associated with their footwear to produce or market related apparel and accessories with the brand's logo.

  According to SGI, wholesale sales of branded rugged outdoor footwear in the United States were approximately $2.0 billion in 1997, up 25% from $1.6 billion in 1996. Timberland, the industry leader, accounted for approximately 22% of sales in 1997 and 24% of sales in 1996. Reebok (through its Rockport division) and Nike (through its Nike ACG division), which focus primarily on branded athletic footwear, accounted for an additional 20% and 10% of sales, respectively, in 1997. The remainder of the branded rugged outdoor footwear market is highly fragmented with only seven other brands with sales in excess of $50 million, of which none accounted for more than 10% of sales in 1997.

  The Company estimates that between 5% and 10%, or between $2.2 and $4.4 billion, of the approximately $44.1 billion wholesale market for athletic footwear, athletic apparel and sporting goods (as estimated by the Sporting Goods Manufacturing Association) is sold as off-price merchandise. The Company further estimates that approximately 10%, or between $200 to $400 million, of off-price wholesale merchandise is available to third party resellers. In addition, the Company believes that approximately $150 to $200 million of off-price merchandise is available from retailers. The third-party off-price market is extremely fragmented and primarily consists of relatively small independent operations without the financial resources necessary to purchase large quantities of merchandise from manufacturers or retailers.

Competition

  Competition in the branded footwear industry is intense. Although the Company believes that its Branded Division does not compete directly with any single company with respect to its entire range of products, the Company's products compete with other branded products within their product category as well as with private label products sold by retailers, including some of the Company's customers. RYKA competes with many brands of athletic footwear including Nike, Reebok, adidas, Avia, Asics, New Balance and Saucony. Yukon competes with a number of other brands of rugged outdoor and casual footwear, including Timberland, Rockport (a division of Reebok), Nike ACG, Columbia, Hi-Tec, Merrell, Vasque, and Wolverine. In varying degrees, depending on the product category involved, the Company competes on the basis of style, price, quality, comfort and brand name prestige and recognition, among other considerations. The Company also competes with numerous manufacturers, importers and distributors of footwear for the limited shelf space available for the display of such products to the consumer. Also, the general availability of contract manufacturing capacity allows ease of access by new market entrants. Many of the Company's competitors are larger, have achieved greater recognition for their brand names, have captured greater market share and/or have substantially greater financial, distribution, marketing and other resources than the Company.

  The Off-Price and Action Sports Division competes with a number of large retailers who purchase off-price merchandise on a direct basis. A number of footwear manufacturers also dispose of their excess merchandise through their own retail outlet operations. There are several independent resellers of footwear, athletic apparel and sporting goods that also compete with the Company's Off-Price and Action Sports Division.

Manufacturing

  Products of the Company's Branded Division are produced by independent contract manufacturers located in Asia. For the year ended December 31, 1998, substantially all of the Company's branded products were manufactured in China. The Company does not own or operate any manufacturing facilities. The Company believes the use of independent manufacturers increases its production flexibility and capacity while at the same time substantially reducing capital expenditures and avoiding the costs of managing a large production work force. The Company's contracts with these manufacturers generally specify pricing, purchasing of raw materials and minimum quality/delivery standards, as well as address certain confidentiality issues.

  The Company oversees the key phases of production from initial prototype manufacture through initial production runs to final manufacture. Manufacturers are selected in large part on the basis of the Company's prior experience with the manufacturer and the availability of production capacity. The Company seeks to use, whenever possible, manufacturers that have previously produced the Company's footwear, which the Company believes enhances continuity and quality while controlling production costs. For the year ended December 31, 1998, the top three manufacturers each accounted for 32%, 18% and 11% of the Company's manufactured branded footwear products, or 61% in the aggregate. Other than the foregoing, no one manufacturer accounted for 10% or more of the Company's total production of the Branded Division. To date, the Company has not experienced difficulty in obtaining manufacturing services.

  To safeguard product quality and consistency, the Company employs quality control assurance personnel based in Asia to oversee the key aspects of the production process. The Company's quality control program is designed to ensure that finished goods not only meet with Company established design specifications, but also that all goods bearing its trademarks meet the Company's standards for quality. The Company's personnel perform an array of quality control inspection procedures at various stages of the production process, including examination and testing of (i) prototypes of key products prior to manufacture, (ii) samples and materials prior to production and (iii) final products prior to shipment.

  The Company's arrangements with its manufacturers generally are U.S. dollar denominated. Substantially all of the Company's footwear products are manufactured overseas and subject to U.S. customs duties. Under the fixed duty structure in effect since July 1981, duties on the footwear products imported by the Company to date approximate 8.5% to 10% of cost for leather products and 20% for synthetic products, depending on gender, plus administrative charges. If the Company were to significantly increase the amount of synthetic raw material, as opposed to leather, in its footwear, total duties would increase substantially.

Distribution

  The Company believes that strong distribution capabilities are critical to support the operations of both the Branded Division and the Off-Price and Action Sports Division. The Company utilizes third-party public warehouses in several locations across the U.S. and Canada, as well as a Company-leased warehousing facility in King of Prussia, Pennsylvania. The Company currently is in the process of analyzing its distribution needs and the costs and efficiency of its distribution system, with a view toward expanding and rationalizing its distribution system. Under the Company's current system, following manufacture, the Company's branded products are generally shipped to the public warehousing facilities in California. Upon receipt at a facility, merchandise is inspected and recorded in the Company's management information system and packaged according to customers' orders for delivery. Merchandise is shipped to the customer by whatever means the customer requests, which is usually by common carrier. The Company has an Electronic Data Interchange (or
EDI) system to which some of the Company's larger customers are linked. This system allows these customers to automatically place orders with the Company, thereby eliminating the time involved in transmitting and inputting orders, and includes direct billing and shipping information. The Company has recently implemented a Quick Response inventory system with Lady Foot Locker, which allows the Company to most efficiently track and maintain inventories at each store location.

Management Information Systems

  The Company recognizes the importance of advanced MIS systems in maintaining and improving its level of service, internal and external communication and overall competitive position. The Company has a computerized management information system that relies upon an IBM AS/400 computer system, together with an Ethernet PC network. These computers are integrated by a bridge application and are connected via modem to the Company's distribution facilities. The Company's system provides, among other things, comprehensive customer order processing, inventory, production, accounting and management information for the marketing, selling, manufacturing and distribution functions of the Company's business. The Company is currently conducting several upgrades and conversions of its core business applications to improve functionality and increase performance. These upgrades, which are expected to be completed during the second quarter of 1999, will also achieve Year 2000 compliance.

Employees

  As of March 15, 1999, the Company employed 160 people on a full-time basis. Of these employees, 49 are employed in the Branded Division, 73 are employed in the Off-Price and Action Sports Division, and 38 are employed in the main executive offices or provide services on behalf of both divisions. The Company's employees are based primarily at the Company's headquarters in King of Prussia, Pennsylvania (91 employees), Toronto, Ontario (46 employees) and Portland, Oregon (11 employees). Twelve additional employees are based in Mainland China. The Company also relies on 11 independent sales organizations, which collectively employ 38 sales representatives, to sell RYKA and Yukon footwear to its customer accounts.

Risk Factors

  In analyzing whether to make or to continue an investment in the Company, investors should consider carefully all the information contained or incorporated by reference in this Annual Report on Form 10-K and, in particular, the following:

  Forward Looking Statements. Certain information contained in this Form 10-K contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the Company's financial condition, results of operations and liquidity and capital resources and statements as to management's beliefs, expectations or options. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements.

  Leverage. As of December 31, 1998, the Company's consolidated long-term debt, including current maturities, was $43.0 million, and the Company had a total consolidated stockholders' equity of $14.7 million. The Company's leveraged financial position poses substantial risks to stockholders, including the risks that (i) a substantial portion of its cash flow from operations will be dedicated to the payment of interest on indebtedness; (ii) its leveraged position may impede its ability to obtain financing in the future; and (iii) its leveraged financial position may make it more vulnerable to economic downturns and may limit its ability to withstand competitive pressures.

  Competition. Although the Company believes that it does not compete directly with any single company with respect to its entire range of products, the Company's products compete with other branded products within their product category and with private label products sold by retailers. The Company's Yukon brand footwear competes with footwear offered by companies such as The Timberland Company, Skechers USA, Inc., Dr. Martens, Kenneth Cole, Frey Boot and Wolverine World Wide, Inc. The Company's RYKA brand footwear competes with brands of athletic footwear offered by companies such as Nike, Inc., Reebok International Ltd., Fila Ltd. and Converse, Inc. In varying degrees, depending on the product category involved, the Company competes on the basis of style, price, quality, comfort and brand name prestige and recognition, among other considerations. These and other competitors pose challenges to the Company's market share in its major domestic and other international regions. The Company also competes with numerous manufacturers, importers and distributors of footwear for the limited shelf space available for the display of such products to the consumer. Moreover, the general availability of contract manufacturing capacity allows ease of access by new market entrants. Many of the Company's competitors are larger, have achieved greater recognition for their brand names, have captured greater market share and/or have substantially greater financial, distribution, marketing and other resources than the Company. There can be no assurance that the Company will be able to compete successfully against present or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition and results of operations.

  Foreign Production. Virtually all of the Company's branded footwear is manufactured to its specifications by independent producers located in the Far East, particularly China. As a result of the Company's continuing use of foreign manufacturing facilities, its operations are subject to the customary risks of doing business abroad, including fluctuations in the value of currencies, import and export duties and trade barriers (including quotas), restrictions on the transfer of funds, work stoppage and, in certain parts of the world, political instability. To date, these factors have not had an adverse impact on the Company's operations. The Company continues to monitor the political and economic stability of the Asian countries with which it conducts business. A substantial portion of the Company's footwear is manufactured in China. In June 1998, President Clinton announced that he intends to extend "most favored nation" ("MFN") non-discriminatory status to China. Under U.S. law, MFN status for China is reviewed annually. The United States has extended MFN status to China each year since 1980, however, there can be no assurance that China will continue to enjoy MFN status in the future. If goods manufactured in China enter the United States without the benefit of MFN treatment, such goods will be subject to significantly higher duty rates, ranging between 20% and 66% of customs value. A revocation of MFN status would result in a substantial increase in tariff rates on goods imported from China and therefore could adversely affect the Company's business, financial condition and results of operations.

  Risks Associated With International Sales. The Company expects its international business to become a material part of its revenues. International sales are subject to many risks, including political and economic instability in foreign markets, restrictive trade policies of foreign governments, inconsistent product regulation by foreign agencies or governments, imposition of product tariffs and other burdens and costs of complying with a wide variety of international and U.S. export laws and regulatory requirements. The Company cannot be sure that it will be able to compete successfully in international markets or that its international sales will be profitable. The Company expects that virtually all of its sales will be denominated in U.S. dollars. Accordingly, the Company believes that it will not have significant exposure to fluctuations in currency. However, fluctuations in currency could adversely affect potential customers. Also, the Company may be subjected to additional duties, significant monetary penalties, the seizure and the forfeiture of the products the Company is attempting to import or the loss of its import privileges if the Company or its suppliers are found to be in violation of U.S. laws and regulations applicable to the importation of the Company's products. Such violations may include (i) inadequate record keeping of its imported products, (ii) misstatements or errors as to the origin, quota category, classification, marketing or valuation of its imported products, (iii) fraudulent visas or (iv) labor violations under U.S. or foreign laws. There can be no assurance that the Company will not incur significant penalties (monetary or otherwise) if the United States Customs Service determines that these laws or regulations have been violated or that the Company failed to exercise reasonable care in its obligations to comply with these laws or regulations on an informed basis. Such factors could render the conduct of business in a particular country undesirable or impractical, which could have a material adverse effect on the Company's business, financial condition and results of operations.

  Changes in Consumer Preferences. The Company's success depends in part on its ability to anticipate and respond to changing merchandise trends and consumer preferences and demands in a timely manner. Accordingly, any failure to anticipate and respond to changing merchandise trends and consumer preferences and demands could materially adversely affect consumer acceptance of the Company's brand names and product lines, which in turn could materially adversely affect the Company's business, financial condition or results of operations. Decisions with respect to product designs often need to be made several months in advance of the time when consumer acceptance can be determined. As a result, the Company's failure to anticipate, identify or react appropriately to changes in styles and features could lead to, among other things, lower sales, excess inventories, higher inventory markdowns, impairment of the Company's brand image and lower gross margins as a result of allowances and discounts provided to retailers. On the other hand, the failure by the Company to anticipate consumer demand could result in inventory shortages, which in turn could adversely affect the timing of shipments to customers, negatively impacting retailer and distributor relationships, and diminish brand loyalty. There can be no assurance that the Company will successfully adapt to changing consumer demands, and any such failure to adapt could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company intends to market additional lines of footwear in the future and, as is typical with new products, demand and market acceptance will be subject to uncertainty. Failure to regularly develop and introduce new products successfully could have a material adverse effect on the Company's future growth and profitability. Achieving market acceptance for new products may require substantial marketing efforts. There can be no assurance that the Company's marketing efforts will be successful or that the Company will have the funds necessary to undertake sufficient efforts.

  Reliance on Merchandise Vendors. The Company's Off-Price and Action Sports Division is entirely dependent upon vendors to supply it with merchandise for sale and the availability of such merchandise is unpredictable. During the year ended December 31, 1998, approximately 28% of the Off-Price and Action Sports Division's purchases were derived from two vendors (16% and 12%, individually). No other vendors individually accounted for more than 10% of the Division's purchases. The Company has no long-term contracts or arrangements with its vendors that guarantee the availability of merchandise. There can be no assurance that the Company's current vendors will continue to sell merchandise to the Company or that the Company will be able to establish new vendor relationships. If the Company is unable to develop and maintain satisfactory relationships with vendors on acceptable commercial terms, if the Company is unable to obtain sufficient quantities of merchandise, if the quality of service provided by such vendors falls below a satisfactory standard or if the Company's level of returns exceeds its expectations, the Company's business, results of operations and financial condition could be materially adversely affected.

  Risks Relating to Category Concentration in the Branded Division. If any one category or group of similar categories of the Company's branded footwear were to represent a substantial portion of the Company's net sales, the Company could be exposed to risk if consumer demand for that category or group of categories decreases in subsequent periods. The Company attempts to hedge this risk by offering a broad range of products, and no category or group of similar categories comprised over 10% of the Company's sales, net of discounts, for the year ended December 31, 1998. There can be no assurance that the Company's sales will not become concentrated in one category or a group of similar categories and that consumer demand for such category or group of categories will not decrease in the future and have a material adverse effect on the Company's business, financial condition and results of operations.

  Ability to Sustain Prior Rate of Growth or Increase Net Sales or
Earnings. From 1997 to 1998, the Company experienced an increase in net sales from $73.7 million (on a pro forma basis) to $131.4 million and an increase in income from operations from a loss of $6.2 million (on a pro forma basis) to income of $5.9 million. The Company's current growth rates may not be indicative of growth rates for an entire year. In the future, the Company's rate of growth will be dependent upon, among other things, the continued success of its efforts to expand both its branded footwear and off-price operations. There can be no assurance that the Company's rate of growth will not decline or that it will continue to be profitable. In addition, the Company may have more difficulty maintaining its prior rate of growth to the extent it becomes larger.

  Risks Associated with International Growth. As part of its growth strategy, the Company seeks to increase its international operations, including in countries and territories where the Company has little distribution experience and where the Company's brand name is not yet well known. There can be no assurance that these and the Company's other growth strategies will be successful. Success will depend on various factors, including the strength of the Company's brand name, market success of current and new products, competitive conditions and the ability of the Company to manage increased net sales. The Company's business also depends on general economic conditions and levels of consumer spending, and a decline in the economy or a recession could adversely impact the Company's business, financial condition and results of operation since consumers often reduce spending on footwear and apparel in such times.

  Risks Associated with Acquisitions. In the normal course of its business, the Company evaluates potential acquisitions that would complement or expand its business. The Company cannot be sure that it will not incur disruptions or unexpected expenses in integrating such acquisitions. In attempting to make acquisitions, the Company often competes with other potential acquirers, many of which have greater financial and operational resources than the Company. Also, the process of evaluating, negotiating, financing and integrating acquisitions may divert management's time and resources. Finally, the Company cannot be sure that any acquisition, when consummated, will not materially adversely affect its business, results of operations or financial condition.

  Economic Conditions. The footwear industry in general is dependent on the economic environment and levels of consumer spending which affect not only the ultimate consumer, but also retailers, who are the Company's primary direct customers. As a result, the Company's results may be adversely affected by downward trends in the economy or the occurrence of events that adversely affect the economy in general. The Company cannot be sure that any prolonged economic downturn would not have a material adverse effect on it.

  Seasonality. Sales of the Company's footwear products are somewhat seasonal in nature with the strongest sales generally occurring in the first and third quarters.

  Reliance on Small Number of Large Customers. A significant portion of the Company's revenues are generated from a small number of large customers. Accordingly, the loss of any of these customers could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's two largest customers accounted for approximately 27% and 13% of the Company's total revenues for the year ended December 31, 1998. Accounts receivable from these two customers in the represented approximately 24% and 11% of the Company's total accounts receivable at December 31, 1998.

  Lack of Long-Term Contractual Arrangements. The Company does not have contractual arrangements with many of its customers, rather these relationships are based upon course of dealing and can be terminated at any time. The agreements which the Company does have with some of its customers may generally be terminated by the customer on short notice. The Company cannot be sure that any of its customers will continue to do business with it which would have a material adverse effect on its business, financial condition and results of operations.

  Dependence on Manufacturers. The Company's branded footwear products are currently manufactured by independent contract manufacturers. For the year ended December 31, 1998, the top three manufacturers of the Company's manufactured products accounted for 32%, 18% and 11% of the Company's total manufactured products. The Company has no long-term contracts with its manufacturers and competes with other footwear companies for production facilities. Although the Company has established close working relationships with its principal manufacturers, the Company's future success will depend, in large part, on maintaining such relationships and developing new relationships. There can be no assurance that the Company will not experience difficulties with such manufacturers, including reduction in the availability of production capacity, failure to meet the Company's quality control standards, failure to meet production deadlines or increase in manufacturing costs. This could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In the event that the Company's current manufacturers were for any reason to cease doing business with the Company, the Company could experience an interruption in the manufacture of its products, which could have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company believes that it could find alternative sources to manufacture its products, establishment of new manufacturing relationships involves various uncertainties, including payment terms, costs of manufacturing, adequacy of manufacturing capacity, quality control and timeliness of delivery. The Company cannot predict whether it will be able to establish new manufacturing relationships, either in the countries in which it currently does business or in other countries in which it does not currently do business, that will be as favorable as those that now exist. Any significant delay in manufacture of the Company's footwear products or the inability to provide products consistent with the Company's standards, would have a material adverse effect on the Company's business, financial condition and results of operations.

  Risk of Obsolete Inventory. In order to minimize purchasing costs, the Company places a significant portion of its footwear orders with its manufacturers well in advance of receiving customers' orders. In addition, an order may be canceled by the customer up until the time the customer accepts delivery of the merchandise. Therefore, the Company has no assurance that it will be able to sell footwear ordered from its manufacturers or the inventory it has on hand. As of March 15, 1999, the Company had $4.8 million of open purchase orders at cost, for which import letters of credit have been issued, with its manufacturers and $18.3 million of inventory at cost.

  Accumulated Deficit. The Company had an accumulated deficit of $5.7 million at December 31, 1997. Although the Company generated operating profits of $11.1 million in 1998, the Company cannot be sure that it will be able to maintain its recent profitability.

  Management of Growth. The Company is currently experiencing a period of rapid growth in the volume of its business. In addition, the Company believes that continued growth will be required to maintain its competitive position. The Company's rapid growth is likely to continue to place significant strains on its management, administrative, operating and financial resources, as well as increased demands on its internal systems, procedures and controls. The Company's ability to manage recent and future growth will require it to continue to improve its financial and management controls, reporting systems and procedures on a timely basis, to implement new systems as necessary and to expand, train, motivate and manage its sales and technical personnel. The Company cannot be sure that it will be able to manage its growth successfully and its failure to do so could have a material adverse effect on its business, operating results and financial condition.

  Dependence on Key Personnel. The Company's success depends to a significant degree upon the contribution of its executive officers and other key personnel, including Michael G. Rubin, Chief Executive Officer, Arthur I. Carver, Executive Vice President of Operations, James J. Salter, Chief Executive Officer of the Company's Off-Price and Action Sports Division and Steven A. Wolf, Chief Financial Officer. All of these executive officers have employment agreements with the Company. However, the Company cannot be sure that it will be able to retain its managerial and other key personnel or attract additional managerial and other key personnel if required.

  Control by Principal Stockholder. Michael G. Rubin beneficially owns 67% of the outstanding common stock of the Company. As a result, Mr. Rubin is in a position to exercise control over most matters requiring stockholder approval, including the election or removal of directors and approval of significant corporate transactions, and the ability generally to direct the Company's affairs. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company, including transactions where stockholders might otherwise receive a premium over current market prices for their shares.

  No Dividends. The Company has never paid cash dividends on its common stock and does not anticipate that any cash dividends will be declared or paid in the foreseeable future. In addition, the Company's credit facility with its bank prohibits the payment of dividends on its common stock.

  Risks Relating to Year 2000 Compliance. Many existing computer software programs and operating systems were designed such that the year 1999 is the maximum date that many computer systems will be able to process. The Company is addressing the potential problems posed by this limitation in its systems software to assure that it is prepared for the Year 2000. The Company also intends to seek verification from third parties with which it conducts material business that they will be Year 2000 compliant. If the Company does not complete the modifications and conversions necessary to deal with Year 2000 on a timely basis, there may be a material adverse effect on the Company's results of operations.

  Issuance of Preferred Stock and Common Stock; Anti-Takeover
Provisions. Pursuant to its Amended and Restated Certificate of Incorporation, the Company has an authorized class of 1,000,000 shares of preferred stock, $0.01 par value per share ("Preferred Stock") which the Board of Directors may issue with terms, rights, preferences and designations as the Board may determine and without any vote of the stockholders, unless otherwise required by law. Issuing the Preferred Stock, depending upon the rights, preferences and designations set by the Board, may delay, deter or prevent a change in control of the Company. Issuing additional shares of common stock could result in dilution of the voting power of the current holders of the Company's common stock. In addition, certain "anti-takeover" provisions of the Delaware General Corporation Law among other things, may restrict the ability of the stockholders to approve a merger or business combination or obtain control of the Company.

  Limitation on Directors' Liabilities. Pursuant to its Amended and Restated Certificate of Incorporation and under Delaware law, the Company's directors are not liable to the Company or its stockholders for monetary damages for breach of fiduciary duty, except for liability in connection with a breach of duty of loyalty for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for dividend payments or stock repurchases illegal under Delaware law or any transaction in which a director has derived an improper personal benefit.

ITEM 2: PROPERTIES

  The Company's main executive offices and warehouse are located in King of Prussia, Pennsylvania in a 75,000 square foot facility leased from Mr. Rubin. Pursuant to the lease, the Company pays approximately $29,000 per month, plus maintenance and utilities, for use of these facilities. The lease expires on September 30, 2009. In addition, the Company owns a 12,000 square foot facility located in North York, Ontario used primarily in the Off-Price and Action Sports Division and leases a limited amount of office space in Portland, Oregon for its Branded Division. The Company also uses the services of thirteen third-party public warehousing facilities located in Ontario, Canada (4), California (3), Washington (2), and one in each of the following states: New Hampshire, Minnesota, New York and New Jersey. See "Business-- Distribution."

  The Company believes that its owned, leased and third-party properties are adequate for its present needs and that suitable additional or replacement space will be available as required.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 1998.

ITEM 4.1: CERTAIN EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company who are not also directors of the Company are as follows:

     Name     Age                             Title
     ----     ---                             -----
   Arthur I.
    Carver     48 Executive Vice President of Operations
   Michael
    R. Conn    28 Senior Vice President of Strategic Development
   Guy A.
    Grubel     44 Vice President/General Manager of Yukon
   Melvin E.
    Lewis      51 Vice President/General Manager of International Sales
   David B.
    Newcombe   35 Vice President of Sales
   James J.
    Salter     35 Chief Executive Officer--Off-Price and Action Sports Division
   Mary D.
    Taylor     40 President--RYKA
   Steven A.
    Wolf       40 Chief Financial Officer

  Arthur I. Carver joined the Company as Executive Vice President of Operations in January 1999. Prior to joining the Company, Mr. Carver worked at Reebok International, Ltd. where he served as Senior Vice President, Worldwide Sourcing and Logistics for approximately four years. Prior to that, Mr. Carver served as the Vice President, Operations Development, Worldwide and Vice President, North American Operations as well as other positions, for a total of nine years with Reebok. Mr. Carver received a degree in Industrial Management from Clarkson University.

  Michael R. Conn joined the Company in February 1999 as Senior Vice President of Strategic Development. Mr. Conn is responsible for developing growth opportunities for the Company and overseeing its investor relations and corporate communications. Prior to joining the Company, Mr. Conn served as a Vice President of Research at Gruntal & Co. L.L.C., an investment bank, where he was employed since 1993. Mr. Conn received a degree in Finance from Boston University.

  Guy A. Grubel joined the Company in September 1997 and currently serves as Vice President/General Manager of Yukon. Prior to joining the Company, he served as Executive Vice President and General Manager of the Head footwear and apparel division of HTM from 1990 to 1996. Mr. Grubel attended the University of Michigan and Kutztown University.

  Melvin E. Lewis joined the Company in June 1998 as Vice President/General Manager of the International division of the Branded Division. Prior to joining the Company, Mr. Lewis worked in the international divisions of Jack Schwartz Shoes, Inc., Reebok International Inc. and Converse, Inc. Mr. Lewis holds a degree from the International Marketing Institute.

  David B. Newcombe joined the Company in January 1998 as National Sales Manager and became the Vice President of Sales in June 1998. Prior to joining the Company, Mr. Newcombe served as one of the Company's independent sales representatives from 1996 through January 1998. He also worked at Avia in several sales capacities from 1986 to 1996, most recently as the Northeast Sales Manager. Mr. Newcombe received a degree in Sports Management from Rutgers University.

  James J. Salter has served as Chief Executive Officer of the Off-Price and Action Sports Division since joining the Company upon the acquisition of the Gen-X Companies in May 1998. Since establishing the Gen-X Companies in 1996, Mr. Salter served as its Chief Executive Officer. Prior to establishing the Gen-X Companies, Mr. Salter was Chief Executive Officer of Ride, Inc., a publicly traded Canadian corporation he helped establish in 1991. Mr. Salter attended Long Beach State University.

  Mary D. Taylor has served as President of RYKA since January 1999. Prior to joining the Company, Ms. Taylor served as Senior Director of Global Marketing for Athletic Originals at Converse Inc. since March 1997. Prior to that, she served as Vice President, Product and Engineering at Keds/Stride-Rite and held several brand manager positions at Reebok International Inc. Ms. Taylor received a degree in English and Communications from the University of Connecticut.

  Steven A. Wolf is a certified public accountant who joined the Company in August 1995 as its Vice President of Finance and Chief Financial Officer. From 1990 to 1995, Mr. Wolf was the Controller and Chief Financial Officer of Ellessee USA, Inc., a footwear and sportswear company that, through September 1993, was a wholly owned subsidiary of Reebok International. Mr. Wolf received a B.S. degree in Accounting in 1980 from the State University of New York at Binghamton and is a member of the American Institute of Certified Public Accountants and the New York State Society of CPA's.

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Stock Prices

  From September 18, 1995 through June 15, 1998, the Company's common stock was traded on the NASD Over-the-Counter Bulletin Board. On December 15, 1997, concurrent with the Reorganization, the Company changed its name from RYKA Inc. to Global Sports, Inc. and the Company changed its trading symbol from "RYKA" to "GSPT". Effective June 16, 1998, the Company was approved for inclusion on the Nasdaq SmallCap Market where it is currently included for quotation. As of March 15, 1999, the Company had approximately 2,083 shareholders of record.

  The following table sets forth the high and low bid prices per share of the Company's common stock as reported on the Nasdaq Over-the-Counter Bulletin Board for the periods presented prior to and including June 15, 1998. For the periods presented from and after June 16, 1998, the following table sets forth the high and low sales prices per share of the Company's common stock as reported on the Nasdaq SmallCap Market. On December 15, 1997, the Company effected a 1-for-20 reverse stock split. The information shown below reflects the split as if it had occurred for all periods presented. The prices shown do not include retail markups, markdowns or commissions.

                                                                   Sales Prices
                                                                   ------------
                                                                    High   Low
                                                                   ------ -----
   1998
     Fourth Quarter............................................... $ 8.06 $4.25
     Third Quarter................................................ $ 8.00 $4.63
     Second Quarter (June 16-June 30)............................. $ 7.25 $5.63
     Second Quarter (April 1-June 15)............................. $ 7.75 $5.19
     First Quarter................................................ $ 5.69 $2.56
   1997
     Fourth Quarter............................................... $ 5.31 $2.50
     Third Quarter................................................ $ 5.31 $3.13
     Second Quarter............................................... $ 8.75 $4.38
     First Quarter................................................ $10.00 $5.31

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

Recent Stock Activity

  On May 12, 1998, the Company issued an aggregate of 1.5 million shares of common stock and 10,000 shares of Series A mandatorily redeemable preferred stock to Messrs. Salter and Finkelstein and certain other individuals and entities as partial consideration for all of the issued and outstanding stock of the Gen-X Companies. The 10,000 shares of Series A mandatorily redeemable preferred stock have a maximum aggregate redemption price of $500,000, but are not convertible or exchangeable into any other equity securities.

  On April 21, 1997, the Company issued an aggregate of 125,000 shares of common stock to certain private investors at a purchase price of $6.00 per share for an aggregate purchase price of $750,000.

  Neither of the above transactions were public offerings, nor were any underwriters or underwriting discounts or commissions involved. The Company believes that these transactions were exempt from registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

ITEM 6: SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

  As a result of reverse purchase accounting applied in the Reorganization, the following Selected Financial Data for the year ended December 31, 1998 are derived from the consolidated financial statements of the Company, which include RYKA for periods subsequent to December 15, 1997, the Reorganization date, and the Selected Financial Data for the four years ended December 31, 1997 are derived from the combined financial statements of the KPR Companies, all of which have been audited. This table should be read in conjunction with the Company's Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                            Year Ended December 31,
                          ---------------------------------------------------------------
                              1998        1997         1996         1995         1994
                          ------------ -----------  -----------  -----------  -----------
STATEMENTS OF OPERATIONS
 DATA:
Net sales...............  $131,434,971 $60,671,407  $47,340,450  $43,272,594  $26,593,465
Costs and expenses:
 Cost of goods sold.....    95,528,412  48,376,966   37,857,455   32,853,181   21,406,070
 Operating expenses.....    24,832,046  13,857,361    8,600,191    9,400,603    4,647,346
                          ------------ -----------  -----------  -----------  -----------
Operating income
 (loss).................    11,074,513  (1,562,920)     882,804    1,018,810      540,049
Other expenses, net.....     3,272,132   2,000,282    1,027,143      732,669      185,785
Equity in net loss of
 RYKA, Inc..............           --      592,093      518,491      261,331          --
                          ------------ -----------  -----------  -----------  -----------
Income (loss) before
 income taxes...........     7,802,381  (4,155,295)    (662,830)      24,810      354,264
Provision for income
 taxes..................     1,900,818         --        81,483          --           --
                          ------------ -----------  -----------  -----------  -----------
Net income (loss).......  $  5,901,563 $(4,155,295) $  (744,313) $    24,810  $   354,264
                          ============ ===========  ===========  ===========  ===========
Basic earnings (losses)
 per common share.......  $        .52
                          ============
Diluted earnings
 (losses) per common
 share..................  $        .51
                          ============
Weighted average common
 shares outstanding--
 Basic..................    11,378,918
                          ============
 Diluted................    11,640,154
                          ============
Number of common shares
 outstanding............    11,925,378
                          ============
Unaudited Pro Forma
 Data:(/1/)
Income (loss) before
 foreign taxes..........               $(4,155,295) $  (662,830) $    24,810  $   354,264
Provision for income
 taxes..................                       --        21,000      144,000      164,000
                                       -----------  -----------  -----------  -----------
Pro forma net income
 (loss).................               $(4,155,295) $  (683,830) $  (119,190) $   190,264
                                       ===========  ===========  ===========  ===========
Basic earnings (losses)
 per common share.......               $    (1.39)        $(.27) $     (.07)         $.16
                                       ===========  ===========  ===========  ===========
Diluted earnings
 (losses) per common
 share..................               $    (1.39)       $(.27)       $(.07)         $.16
                                       ===========  ===========  ===========  ===========
Weighted average common
 shares outstanding--
 Basic..................                 2,996,027    2,568,431    1,717,033    1,210,504
                                       ===========  ===========  ===========  ===========
 Diluted................                 2,996,027    2,568,431    1,717,033    1,210,504
                                       ===========  ===========  ===========  ===========
Number of common shares
 outstanding............                10,418,111    2,831,766    2,306,766    1,323,716
                                       ===========  ===========  ===========  ===========
BALANCE SHEET DATA:
Total assets............   $78,866,186 $43,431,909  $26,678,544  $22,369,130  $11,688,810
Total long-term
 debt.....................  23,781,543  20,975,479    5,905,225    5,000,725    2,415,955
Net working capital.........19,629,668..13,438,564......558,241....2,002,733... 1,200,094
Stockholders' equity
 (deficiency)...........    14,685,482   2,157,349     (552,133)      92,787      748,220

--------
(/1/)Pro forma data represents net income (loss) after pro forma adjustments for income taxes as if the KPR Companies had been subject to federal and state income taxation as a C Corporation since its inception.

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

  The Reorganization affects comparability of 1998 results with reported results for 1997. A more meaningful analysis can be made by comparing 1998 results with the 1997 pro forma results as if the Reorganization had occurred on January 1, 1997 (the "Reorganization Pro Forma"). The 1997 Reorganization Pro Forma information does not purport to be indicative of the Company's results of operations had the transaction described above actually occurred on the date presented nor is it necessarily indicative of future operating results. The 1997 Reorganization Pro Forma information does not include the effects of cost savings and sales synergies expected to be realized as a result of the Reorganization. The following "Results of Operations" discussion describes the comparison of 1998 to 1997 on a Reorganization Pro Forma basis, unless otherwise noted.

  Effective May 12, 1998, the Company acquired all of the outstanding and issued common stock of Gen-X Holdings Inc. and Gen-X Equipment Inc. (collectively, the "Gen-X Companies") in a purchase transaction (the "Acquisition"). The Company's reported results of operations for 1998 include those of the Gen-X Companies only from the date of acquisition through the end of the year.

Results of Operations

 1998 (as Reported) Compared to 1997 (on a Reorganization Pro Forma Basis)

  The following table sets forth, for the periods indicated, the Company's results of operations for the years ended December 31, 1998 and 1997 as reported and for the year ended December 31, 1997 on a Reorganization Pro Forma basis as well as the relative percentages that certain items bear to net sales:

                                            For the Year Ended December 31,
                         -----------------------------------------------------------------------
                                                                          1997 (Reorganization
                                  1998             1997 (As Reported)          Pro Forma)
                         ----------------------- ----------------------- -----------------------
                              $       % of Sales      $       % of Sales      $       % of Sales
                         ------------ ---------- -----------  ---------- -----------  ----------
Net sales............... $131,434,971   100.0%   $60,671,407    100.0%   $73,728,395    100.0%
                         ------------   -----    -----------    -----    -----------    -----
Cost & expenses:
  Cost of goods sold....   95,528,412    72.7%    48,376,966     79.7%    57,920,340     78.6%
  SG&A expense..........   24,832,046    18.9%    13,857,361     22.8%    19,342,320     26.2%
                         ------------   -----    -----------    -----    -----------    -----
Operating income
 (loss).................   11,074,513     8.4%    (1,562,920)   (2.5)%    (3,534,265)   (4.8)%
Other expense, net......    3,272,132     2.5%     2,592,375      4.3%     2,630,538      3.6%
                         ------------   -----    -----------    -----    -----------    -----
Income (loss) before
 income taxes...........    7,802,381     5.9%    (4,155,295)   (6.8)%    (6,164,803)   (8.4)%
Provision for income
 taxes..................    1,900,818     1.4%           --       --             --       --
                         ------------   -----    -----------    -----    -----------    -----
Net income (loss)....... $  5,901,563     4.5%   $(4,155,295)   (6.8)%   $(6,164,803)   (8.4)%
                         ============   =====    ===========    =====    ===========    =====

  Net Sales. Net sales for 1998 increased by $57.7 million, or 78%, to $131.4 million, compared to net sales of $73.7 million in 1997 on a Reorganization Pro Forma basis. Net sales for the Branded Division were approximately $41.1 million for 1998, a 33% increase from the prior year on a Reorganization Pro Forma basis. Both the RYKA and Yukon brands experienced growth consistent with the overall divisional gains. Net sales for the Off-Price and Action Sports Division were $90.3 million for 1998, a 111% increase from the prior year on a Reorganization Pro Forma basis, primarily as a result of higher volume transactions. The Gen-X Companies, acquired in May 1998, also contributed to the sales increase of the division. This division's special make-up snowboard business, under the Vision, Rage and Lamar product lines, also represented meaningful incremental volume.

  Gross Margin. Gross margin for 1998 increased to 27.3% from 21.4% for 1997 on a Reorganization Pro Forma basis. The increase was offset, in part, by a change in business mix, as the volume of the lower-margin Off-Price and Action Sports Division was greater than the volume of the higher-margined Branded Division. The Branded Division experienced a substantial increase in gross margin percentages in 1998 over 1997 on a Reorganization Pro Forma basis, primarily as a result of more full priced business and virtually no close out business within the RYKA and Yukon brands. Better inventory management and better quality of distribution also contributed to the substantial improvement in margins in 1998. The margins in the Off-Price and Action Sports Division also increased substantially in 1998 over 1997 on a Reorganization Pro Forma basis as a result of a more current merchandise mix and inventory turns.

  Selling, General and Administrative Expense. As a percentage of net sales, selling, general & administrative ("SG&A") expense for 1998 decreased to 18.9% from 26.2% in 1997 on a Reorganization Pro Forma basis. In dollars, however, SG&A expense increased to $24.6 million in 1998 from $19.3 million in 1997 on a Reorganization Pro Forma basis. The dollar volume increase is indicative of management's continued commitment to investing in the Branded Division. The Company has continued the expansion of the RYKA team in Portland and the Yukon design, development and marketing team in King of Prussia and China. The Company substantially increased its investment in marketing in 1998 by launching the first Yukon consumer print advertising campaign and expanding the existing RYKA print campaign. The Company also invested in visual merchandising with certain key retailers. SG&A expense also reflects an increase in sales commissions as a result of higher sales volumes. These increases were partially offset by a reduction in bank, legal and accounting fees related to the Company's debt refinancing and the Reorganization both of which occurred in 1997.

  Other Expense, Net. Other expense, net increased by $.6 million, or 24%, to $3.3 million in 1998 from $2.6 million in 1997 on a Reorganization Pro Forma basis. Interest charges have increased due to increases in general business levels and the Company's assumption of the Gen-X Companies' credit line as part of the Acquisition. These increases were partially offset by substantial reductions in the Company's average borrowing costs.

  Income Taxes. The Company's overall effective tax rate was approximately 24% for 1998. This rate benefited from the volume of business generated by a foreign subsidiary which is taxed at a lower rate and certain net operating loss carry forwards. In 1997, the Company recorded no provision for income taxes due to net losses.

 1997 (as Reported) Compared to 1996 (as Reported)

  The following table sets forth, for the periods indicated, the Company's results of operations for the years ended December 31, 1997 and 1996 as reported as well as the relative percentages that certain items bear to net sales:

                                      For the Year Ended December 31,
                               -----------------------------------------------
                                        1997                    1996
                               ----------------------- -----------------------
                                    $       % of Sales      $       % of Sales
                               -----------  ---------- -----------  ----------
   Net sales.................  $60,671,407    100.0%   $47,340,450    100.0%
                               -----------    -----    -----------    -----
   Cost & expenses:
     Cost of goods sold......   48,376,966     79.7%    37,857,455     80.0%
     SG&A expense............   13,857,361     22.8%     8,600,191     18.2%
                               -----------    -----    -----------    -----
   Operating income (loss)...   (1,562,920)   (2.5)%       882,804      1.8%
   Other expense, net........    2,592,375      4.3%     1,545,634      3.2%
                               -----------    -----    -----------    -----
   Loss before income taxes..   (4,155,295)   (6.8)%      (662,830)   (1.4)%
   Provision for income
    taxes....................          --       --          81,483       .2%
                               -----------    -----    -----------    -----
   Net loss..................  $(4,155,295)   (6.8)%   $  (744,313)   (1.2)%
                               ===========    =====    ===========    =====

  Net Sales. Net sales in 1997 increased by $13.3 million, or 28%, to $60.6 million compared to $47.3 million in 1996 as reported. Net sales in 1997 included sales of RYKA products of $1.1 million during the 15-day period ended December 31, 1997. Without these RYKA sales, the net sales increase in 1997 would have been $12.2 million, or 26%. This sales increase was primarily related to increases in volume for the Branded Division of $10.3 million, or 87%, to $22.1 million in 1997 (excluding RYKA) from $11.8 million in 1996. The Off-Price and Action Sports Division increased sales volumes marginally by $1.9 million, or 6%, to $37.4 million in 1997 from $35.5 million in 1996.

  Cost of Goods Sold/Gross Margin. Cost of goods sold in 1997 increased by $10.5 million, or 28%, to $48.4 million compared to $37.9 million in 1996. Cost of goods sold in 1997 included the cost of goods sold related to sales of RYKA products of $664,000 during the 15-day period ended December 31, 1997. Without these RYKA sales, cost of goods sold would have increased $9.8 million, or 26%, over 1996. Overall gross margin (as a percentage of sales, excluding RYKA) remained relatively the same from year to year at approximately 20%. The Branded Division (excluding RYKA) had gross margins of 25.9% in 1997 compared to 22.4% in 1996, while the Off-Price and Action Sports Division experienced gross margins of 16.4% in 1997 compared to 19.2% in 1996. Cost of goods sold for 1997 and 1996 included charges of $1.4 million and $1.2 million, respectively, for inventory write downs based on a reassessment of net realizable values, primarily related to Off-Price and Action Sports Division inventories.

  Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expense in 1997 increased by $5.3 million, or 61%, to $13.9 million compared to $8.6 million in 1996. This increase was due to (1) an increase in professional fees and bank service charges related to the financing issues the Company had with its former lender and other costs incurred as a result of the Reorganization, (2) an increase of approximately $835,000 in salaries for sales and marketing staff to support higher sales volumes and facilitate marketing efforts to better establish the Yukon brand,
(3) an overall increase in salaries and bonuses of approximately $1.0 million in all other departments as a result of headcount increases to support the growth of the business, (4) an increase in third-party warehousing and distribution costs of approximately $795,000 to support higher inventory levels, (5) an increase in advertising and promotion costs of approximately $745,000 for point-of-purchase and cooperative advertising, (6) an increase in trade show costs of approximately $530,000 resulting from the Company's decision to maintain a major presence amongst retailers through industry exhibitions (7) the cost of contingent warrants ($347,000 in 1997) granted to an athlete representing the Company's branded footwear, (8) an increase in bad debts of $488,000, and (9) an increase in sales commissions of approximately $366,000 as a result of sales volume increases and broadening of the independent sales agency network. Additionally, in 1997 the Company recorded $152,333 of compensation expense for warrants granted to a former officer. The above increases were partially offset by a $264,000 decrease in Mr. Rubin's salary and commissions for 1997 over 1996.

  Other Expense, Net. Other expense, net in 1997 increased by $1.0 million, or 95%, to $2.6 million compared to $1.6 million in 1996 primarily as a result of increased interest expense related to higher debt levels maintained to support higher production and inventory levels necessary to support 1997 sales growth as well as higher interest rates as a result of the Company's 1997 financing issues.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

  Prior to the Reorganization, the operations of the KPR Companies had been financed by a combination of internally generated resources and annual increases in the size of the bank credit facility. The operations of RYKA were financed by equity transactions, subordinated borrowings and annual increases in the size of RYKA's bank credit facility. Increases in the bank credit facilities for the KPR Companies and RYKA were required to fund the Company's increased accounts receivable and investment in inventories necessary to support the increases in revenue. As of December 31, 1998, the Company had working capital of $19,629,668. The Company used $6,402,039 in cash flows from operating activities for the year ended December 31, 1998, whereas in the prior year the Company used $7,707,708 in cash flows from operating activities.

Liquidity

  On November 20, 1997, the KPR Companies and RYKA entered into a loan agreement with a lender (the "Loan Agreement") pursuant to which a prior lender was repaid in full on November 21, 1997. Under the Loan Agreement, as amended, the Company has access to a combined credit facility of $40,000,000, which is comprised of the KPR Companies' credit facility of $35,000,000 and RYKA's credit facility of $5,000,000. The term of the Loan Agreement is five years expiring on November 19, 2002. The KPR Companies and RYKA have an interest rate choice of prime plus 1/4% or LIBOR (Adjusted Eurodollar Rate) plus two hundred seventy-five basis points. Under this new credit facility, both the KPR Companies and RYKA may borrow up to the amount of their revolving line based upon 85% of their eligible accounts receivable and 65% of their eligible inventory, as those terms are defined in the Loan Agreement. In addition to the revolving lines of credit described above, the new lender will over-advance to the Company a combined additional total of $3,000,000, comprised of the KPR Company's additional $2,000,000 and RYKA's additional $1,000,000 over the collateral for additional letters of credit needed for seasonal production of new merchandise for the Spring 1999 and Fall 1999 seasons. The aggregate amount outstanding under this line at December 31, 1998 was $18,812,156. At December 31, 1998, based on available collateral and outstanding import letters of credit commitments, an additional $2,403,332 (including the seasonal over-advance) was available on this line for borrowing.

  The Company has an additional line of credit of $20,000,000 for use by the Gen-X Companies, which is available for either direct borrowing or for import letters of credit. The loan bears interest at prime plus one half percent and is secured by a general security agreement covering certain of the Gen-X Companies' assets. At December 31, 1998, draws of approximately $14,500,000 were committed under this line. At December 31, 1998, based on available collateral and outstanding import letters of credit commitments, an additional $4,701,700 was available on this line for borrowing.

  As of the closing of the Loan Agreement, the KPR Companies owed Michael Rubin, its Chairman and CEO, subordinated debt of $3,055,841 which is comprised of (i) a loan from Mr. Rubin to the KPR Companies in the principal amount of $851,440, plus accrued and unpaid interest on such loan of $180,517 through October 31, 1997 and (ii) a note in the principal amount of $2,204,401 representing undistributed Subchapter S corporation retained earnings previously taxed to him as the sole shareholder of the KPR Companies. No interest accrued on the note representing Subchapter S corporation earnings until December 15, 1997, the effective date of the Reorganization, at which time the interest began to accrue on such note at a choice of prime plus 1/4% or LIBOR (Adjusted Eurodollar Rate) plus two hundred seventy-five basis points. The Loan Agreement and the related Subordination Agreement allowed the Company to repay Mr. Rubin $1,000,000 of the subordinated debt principal and the accrued interest of $180,517 at the time of the closing of the Loan Agreement or within five days thereafter, subject to there being $2,000,000 of availability under the KPR Companies' credit line after taking into account such payments. Such payments were made to Mr. Rubin on November 26, 1997. In addition, the Loan Agreement and the Subordination Agreement permit the KPR Companies to make continued regular payments of interest on the subordinated debt and to further reduce principal on a quarterly basis, commencing with the first quarter of 1998, in an amount up to 50% of the cumulative consolidated net income of both borrowers, reduced by net losses of the borrowers during such period. During 1998, aggregate principal payments of $250,000 were made to Mr. Rubin.

  Management believes that they have adequate financing to allow the Company to continue its operations and meet its obligations as they mature during the foreseeable future. However, the Company will be required to raise additional equity and/or debt financing to support the Company's planned expansion. While the Company is currently exploring various alternatives for raising additional capital, there is no assurance that the Company will be able to raise such additional capital on acceptable terms.

Year 2000

  The Company recognizes the importance of advanced computerization in maintaining and improving its level of service, internal and external communication and overall competitive position. The Company has a computerized management information system that relies upon an IBM AS/400 computer system, together with an Ethernet PC network. These computers are integrated by a bridge application and are connected via modem to the Company's distribution facilities. The Company's system provides, among other things, comprehensive customer order processing, inventory, production, accounting and management information for the marketing, selling, manufacturing and distribution functions of the Company's business. The Company is currently enhancing its information systems to improve their functionality and increase performance. These upgrades will also make these applications Year 2000 compliant. The Company has created a Year 2000 project team which will coordinate efforts to evaluate, identify, correct or reprogram, and test the Company's existing systems Year 2000 compliance. The Company will take the required steps to make its existing systems Year 2000 compliant prior to the end of the second quarter of 1999 and does not expect that the costs of such steps will have a material impact on the Company's results of operations, financial position, liquidity or capital resources. However, if such efforts are not completed on a timely basis, the Year 2000 issue could have a material adverse impact on the Company's business, results of operations and financial position. In addition to making its own systems Year 2000 compliant, the Company is in the process of contacting its key suppliers and customers to determine the extent to which the systems of such suppliers and customers are Year 2000 compliant and the extent to which the Company could be effected by the failure of such third parties to become Year 2000 compliant. The Company cannot presently estimate the impact of the failure of such third parties to become Year 2000 compliant.

New Accounting Pronouncements

  Derivative Instruments. In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 1999, although early adoption is encouraged. The Company has not yet assessed what the impact of this statement will be on the Company's future earnings or financial position.

  Start-Up Costs. In April 1998, the AICPA Accounting Standards Executive Council issued Statement of Procedure 98-5, Reporting of Costs of Start-Up Activities, ("SOP 98-5"). The statement requires that costs of start-up activities, including organization costs, be expensed as incurred. This statement is required to be adopted January 1, 1999. Adoption of SOP 98-5 is not expected to have a material effect on the Company's results of operations, cash flows or financial position.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is exposed to the impact of foreign currency fluctuations and interest rate changes due to its international sales, production requirements and variable rate debt. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in the value of foreign currencies and interest rates using a variety of financial instruments. It is the Company's policy to utilize financial instruments to reduce risks where other strategies cannot be effectively employed. Foreign currency transactions are used only to the extent considered necessary to meet the Company's objectives and the Company does not enter into foreign currency transactions for speculative purposes.

  In addition to product sales and costs, the Company has foreign currency risk related to receivables and payables that are denominated in currencies other than the U.S. dollar. The Company's foreign currency risk management objective is to protect cash flows resulting from sales, purchase and other costs from the adverse impact of exchange rate movements. Foreign exchange risk is managed by using forward exchange contracts and purchased options to hedge certain firm commitments and the related receivables and payables, primarily third party transactions. Hedged transactions are denominated primarily in European currencies and Canadian dollars.

  The Company is exposed to changes in interest rates primarily as a result of its long-term debt used to maintain liquidity and fund its expansion. The Company's objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. A portion of the Company's long-term debt is issued at a choice of LIBOR plus certain basis points or the prime rate less certain basis points, which gives the Company a certain degree of flexibility to manage interest rate risk. Note 5 to the Financial Statements outlines the principal amounts, weighted average interest rates, fair values and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

  Foreign exchange risk, and related derivatives use, and interest rate risk are monitored using a variety of techniques including a review of market values and various sensitivity analyses. These models are risk analysis tools and do not purport to represent actual losses in fair value that will be incurred by the Company, nor do they consider the potential effect of favorable changes in market rates. They also do not represent the maximum possible loss that may occur. Actual future gains and losses will differ from those estimated because of changes or differences in market rates and interrelationships, hedging instruments and hedge percentages, timing and other factors.

  The estimated maximum one-day loss in fair value on the Company's foreign currency sensitive financial instruments was negligible at December 31, 1998 due to the nature of the contracts outstanding and year end currency exchange rates.

  The estimated potential reduction in earnings from a one-point increase in long-term debt borrowing rates for the year ended December 31, 1998 would have been approximately $370,000.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements of the Company, supplementary data and related documents that are included in this Report on Form 10-K are listed in Item 14(a), Part IV, of this Report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

  This Part incorporates certain information from the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders ("1999 Proxy Statement") filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year covered by this Report on Form 10-K. Notwithstanding such incorporation, the sections of the Company's 1999 Proxy Statement entitled "Report of the Compensation Committee" and "Performance Graph" shall not be deemed to be "filed" as part of this Report.

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information concerning the directors of the Company is incorporated by reference to the Company's 1999 Proxy Statement including but necessarily limited to the section of the 1999 Proxy Statement entitled "Election of Directors."

  Information concerning executive officers of the Company who are not also directors is included in Item 4.1, Part I, of this Report on Form 10-K.

ITEM 11: EXECUTIVE COMPENSATION

  This information is incorporated by reference to the Company's 1999 Proxy Statement including but necessarily limited to the section of the 1999 Proxy Statement entitled "Executive Compensation."

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  This information is incorporated by reference to the Company's 1999 Proxy Statement including but necessarily limited to the section of the 1999 Proxy Statement entitled "Beneficial Ownership of Common Stock."

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  This information is incorporated by reference to the Company's 1999 Proxy Statement including but necessarily limited to the section of the 1999 Proxy Statement entitled "Executive Compensation," "Beneficial Ownership of Common Stock" and "Election of Directors."

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                        Page
                                                                      ---------
 14(a)(1) FINANCIAL STATEMENTS
          Report of Independent Auditors--Deloitte & Touche LLP....         F-1
          Balance Sheets as of December 31, 1998 and 1997..........         F-2
          Statements of Operations for the years ended December 31,
           1998, 1997 and 1996.....................................         F-3
          Statements of Stockholders' Equity (Deficiency) for the
           years ended December 31, 1998, 1997 and 1996............         F-4
          Statements of Cash Flows for the years ended December 31,
           1998, 1997 and 1996.....................................         F-5
          Notes to Financial Statements............................   F-6--F-24

 14(a)(2) FINANCIAL STATEMENT SCHEDULES
          Schedule II--Valuation and Qualifying Accounts for the
           years ended 1998, 1997 and 1996.........................         S-1

          All other schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto or is not applicable or required.

 14(a)(3) EXHIBITS

    No.                                 Description
    ---                                 -----------
  2.1(/1/)  Securities Purchase Agreement dated June 21, 1995 by and between the Registrant and MR Acquisitions, Inc.
  2.2(/2/)  First Amendment to Securities Purchase Agreement by and between the
             Registrant and MR Acquisitions, Inc. dated July 31, 1995.
  2.3(/12/) Second Amended and Restated Agreement and Plan of Reorganization,
             as amended, among RYKA Inc., a Delaware corporation, KPR Sports
             International, Inc., a Pennsylvania corporation, Apex Sports
             International, Inc., a Pennsylvania corporation, MR Management,
             Inc., a Pennsylvania corporation, and Michael G. Rubin.
  2.4(/16/) Stock Purchase Agreement dated as of May 12, 1998 by and among
             Global Sports, Inc., DMJ Financial Inc., James J. Salter, Kenneth
             J. Finkelstein and certain other individuals and entities.
  3.1(/12/) Amended and Restated Certificate of Incorporation of the Company
             filed with the Secretary of State of the State of Delaware on
             December 15, 1997.
  3.2(/3/)  The Company's Bylaws as amended.
  4.1(/3/)  Specimen of Common Stock Certificate.
 10.1(/2/)  Loan and Security Agreement by and between the Registrant and KPR
             Sports International, Inc
 10.2(/2/)  Promissory Note in the principal amount of $851,440 by and between
             Registrant as maker and KPR Sports International, Inc. as payee.
 10.3(/2/)  Demand Promissory Note in the principal amount of $2,000,000 by and between Registrant as borrower and KPR Sports International, Inc.
             as lender.
 10.4(/2/)  Letter of Credit Financing Agreement by and between Registrant and
             KPR Sports International, Inc.
 10.5(/2/)  Warrant to Purchase 5,100,000 shares of the Registrant's common stock issued to MR Acquisitions, L.L.C.
 10.6(/2/)  Warrant to purchase 4,000,000 shares of the Registrant's common stock issued to MR Acquisitions, L.L.C.
 10.7(/2/)  Registration Rights Agreement by and between the Registrant and MR
             Acquisitions, Inc.
 10.8(/2/)  Promissory Note in the principal amount of $500,000 by and between the Registrant and Michael Rubin.
 10.9(/2/)  Sublease Agreement dated July 31, 1995 by and between KPR Sports
             International, Inc. as sublessor and Registrant as sublessee.
 10.10(/2/) Settlement Agreement by and between Registrant and Pro-Specs
             America Corporation.

      No.                                 Description
      ---                                 -----------
 10.12(/11/)    Key Employee Termination Agreement dated August 3, 1996 by and between the Registrant and Sheri Poe.
 10.13(/2/)*    Employment Agreement dated July 31, 1995 by and between the
                 Registrant and Steven A. Wolf.
 10.15(/15/)*   Employment Agreement dated September 25, 1996 by and between the Registrant and Michael G. Rubin.
 10.15-A(/15/)* First Amendment to the Employment Agreement dated September 25,
                 1996 by and between the Registrant and Michael G. Rubin.
 10.16*         Employment Agreement dated May 12, 1998 by and between the
                 Registrant and James J. Salter.
 10.17*         Employment Agreement dated January 1, 1999 by and between the
                 Registrant and Arthur I. Carver.
 10.18*         Employment Agreement dated February 24, 1999 by and between the
                 Registrant and Michael R. Conn.
 10.20(/5/)*    1987 Stock Option Plan.
 10.21(/6/)*    1988 Stock Option Plan.
 10.22(/7/)*    1990 Stock Option Plan.
 10.23(/8/)*    1992 Stock Option Plan.
 10.24(/9/)*    1993 Stock Option Plan.
 10.25(/2/)*    1995 Stock Option Plan.
 10.26(/10/)*   1995 Non-Employee Directors' Stock Option Plan.
 10.27(/11/)*   1996 Equity Incentive Plan.
 10.27-A(/15/)* Amendment to 1996 Equity Incentive Plan.
 10.30(/11/)    Revolving Credit Agreement dated August 15, 1996 by and between the Registrant and CoreStates Bank, N.A.
 10.31(/11/)    Security Agreement dated August 15, 1996 by and between the
                 Registrant and CoreStates Bank, N.A.
 10.32(/11/)    Memorandum of Security Agreement dated August 15, 1996 by and between the Registrant and CoreStates Bank, N.A.
 10.33(/11/)    Limited Guaranty of Michael Rubin dated August 15, 1996 in favor of CoreStates Bank, N.A.
 10.34(/11/)    Letter Agreement dated February 7, 1997 by and among the
                 Registrant, CoreStates Bank, N.A. and Michael Rubin.
 10.35(/11/)    Second Amended Forbearance Agreement dated June 4, 1997 by and among the Registrant, CoreStates Bank, N.A. and Michael Rubin.
 10.36(/11/)    Letter Agreement dated June 4, 1997 by and among the
                 Registrant, CoreStates Bank, N.A. and Michael Rubin.
 10.40(/13/)    Amended and Restated Loan and Security Agreement dated December
                 15, 1997 by and among KPR Sports International, Inc., RYKA
                 Inc. and Foothill Capital Corporation.
 10.40-A(/13/)  Amendment No. 1 to the Loan Documents by and among KPR Sports
                 International, Inc., RYKA Inc. and Foothill Capital
                 Corporation.
 10.40-B(/13/)  Consent, Amendment No. 2 to the Loan Documents and waiver as to certain events of default by and among KPR Sports
                 International, Inc., RYKA Inc. and Foothill Capital
                 Corporation.
 10.40-C(/14/)  Consent and Amendment No. 3 to the Loan Documents by and among
                 KPR Sports International, Inc., RYKA Inc. and Foothill Capital
                 Corporation.
 10.40-D(/14/)  Amendment No. 4 to the Loan Documents by and among KPR Sports
                 International, Inc., RYKA Inc. and Foothill Capital
                 Corporation.
 10.40-E        Amendment No. 5 to the Loan Documents by and among KPR Sports
                 International, Inc., RYKA Inc. and Foothill Capital
                 Corporation.
 10.40-F        Consent and Amendment No. 6 to the Loan Documents by and among
                 KPR Sports International, Inc., RYKA Inc. and Foothill Capital
                 Corporation.
 10.41(/13/)    Continuing Guaranty dated December 15, 1997 in favor of
                 Foothill Capital Corporation.
 10.42(/13/)    General Security Agreement dated December 15, 1997 in favor of
                 Foothill Capital Corporation.
 10.50(/13/)*   Deferred Profit Sharing Plan and Trust.
 27.1           Financial Data Schedule (electronic filing only).

--------
 * Management contract or compensatory plan or arrangement
(/1/)Incorporated by reference to Form 8-K dated June 21, 1995. (/2/)Incorporated by reference to Form 8-K dated July 31, 1995. (/3/)Incorporated by reference to the Company's Registration Statement No. 33-
     33754.
(/4/)Incorporated by reference to the Company's Registration Quarterly Report on Form 10-Q for the nine-month period ended September 30, 1995. (/5/)Incorporated by reference to the Company's Registration Statement No. 33-
     19754-B.
(/6/)Incorporated by reference to the Company's Registration Statement No. 33-
     27501.
(/7/)Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the nine-month period ended September 30, 1990.
(/8/)Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.
(/9/)Incorporated by reference to the Company's Form S-8 Registration Statement filed on January 3, 1994.
(/10/)Incorporated by reference to the Company's Proxy Statement filed on October 13, 1995 in connection with the 1995 Special Meeting in lieu of Annual Meeting held on November 15, 1995.
(/11/)Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
(/12/)Incorporated by reference to the Company's Definitive Proxy Materials filed November 12, 1997.
(/13/)Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three-month period ended March 31, 1998.
(/14/)Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the six-month period ended June 30, 1998.
(/15/)Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
(/16/)Incorporated by reference to Form 8-K dated May 27, 1998.

(b)REPORTS ON FORM 8-K

  No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

                         INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Global Sports, Inc.

  We have audited the accompanying consolidated balance sheets of Global Sports, Inc. and Subsidiaries (the "Company") as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended and the related combined statements of operations, stockholders' equity (deficiency) and cash flows for the year ended December 31, 1996 (see Note 2). Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      /s/ Deloitte & Touche LLP
_____________________________________
        Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 16, 1999

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                      December 31,  December 31,
                                                          1998          1997
                                                      ------------  ------------
                       ASSETS
Current assets:
  Cash and cash equivalents.......................... $   856,085   $    98,881
  Accounts receivable, net of allowance for doubtful
   accounts of $928,693 in 1998 and $743,223 in
   1997..............................................  36,782,732    16,060,911
  Inventory..........................................  20,954,168    16,906,171
  Prepaid expenses and other current assets..........   1,435,744       671,682
                                                      -----------   -----------
    Total current assets.............................  60,028,729    33,737,645
  Property and equipment, net of accumulated
   depreciation and amortization.....................   4,385,906     3,282,712
  Goodwill, net of accumulated amortization..........  12,223,150     4,057,768
  Intangibles, net of accumulated amortization.......   1,950,977     2,089,514
  Other assets.......................................     277,424       264,270
                                                      -----------   -----------
    Total assets..................................... $78,866,186   $43,431,909
                                                      ===========   ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion--notes payable, banks.............. $14,529,576   $ 2,000,000
  Current portion--notes payable, other..............     712,815           --
  Current portion--capital lease.....................     127,966       116,124
  Accounts payable...................................  18,480,640    14,453,226
  Accrued expenses...................................   2,743,158     1,661,079
  Subordinated note payable..........................   1,999,065           --
  Subordinated note payable--shareholder.............   1,805,841     2,068,652
                                                      -----------   -----------
    Total current liabilities........................  40,399,061    20,299,081
Capital lease........................................   2,181,265     2,309,231
Notes payable, banks.................................  19,106,535    18,666,248
Notes payable, other.................................   2,493,743           --
Mandatorily redeemable preferred stock...............         100           --
Commitments and contingencies........................
Stockholders' equity:
  Preferred stock, $0.01 par value, 1,000,000 shares
   authorized in
   1998 and 1997; 10,000 shares issued as mandatorily
   redeemable
   preferred stock in 1998...........................         --            --
  Common stock, $0.01 par value, 20,000,000 shares
   authorized;
   12,994,464 and 11,487,197 shares issued in 1998
   and 1997, respectively; 11,925,378 and 10,418,111
   shares outstanding in 1998 and 1997,
   respectively......................................     129,947       114,875
  Additional paid in capital.........................  14,624,541     8,001,132
  Accumulated other comprehensive income.............     (47,431)      (35,520)
  Retained earnings (accumulated deficit)............     192,242    (5,709,321)
                                                      -----------   -----------
                                                       14,899,299     2,371,166
  Less: Treasury stock, at cost......................     213,817       213,817
                                                      -----------   -----------
    Total stockholders' equity.......................  14,685,482     2,157,349
                                                      -----------   -----------
    Total liabilities and stockholders' equity....... $78,866,186   $43,431,909
                                                      ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS

                                             Year Ended December 31,
                                      ---------------------------------------
                                          1998          1997         1996
                                      ------------  ------------  -----------
                                      Consolidated  Consolidated   Combined
Net sales............................ $131,434,971  $60,671,407   $47,340,450
                                      ------------  -----------   -----------
Costs and expenses:
  Cost of goods sold.................   95,528,412   48,376,966    37,857,455
  General and administrative
   expense...........................    8,435,949    6,314,769     5,123,358
  Selling and marketing expense......   13,389,766    7,031,519     3,116,013
  Design and development expenses....    3,006,331      511,073       360,820
                                      ------------  -----------   -----------
    Total costs and expenses.........  120,360,458   62,234,327    46,457,646
                                      ------------  -----------   -----------
Operating income (loss)..............   11,074,513   (1,562,920)      882,804
Other (income) expenses:
  Interest expense...................    3,073,270    2,013,028     1,152,473
  Interest income....................       (4,980)     (58,732)      (87,629)
  Other, net.........................      203,842       45,986       (37,701)
                                      ------------  -----------   -----------
    Total other (income) expenses,
     net.............................    3,272,132    2,000,282     1,027,143
                                      ------------  -----------   -----------
Income (loss) before equity in net
 loss of RYKA Inc....................    7,802,381   (3,563,202)     (144,339)
Equity in net loss of RYKA Inc.......          --      (592,093)     (518,491)
                                      ------------  -----------   -----------
Income (loss) before income taxes....    7,802,381   (4,155,295)     (662,830)
Provision for income taxes...........    1,900,818          --         81,483
                                      ------------  -----------   -----------
Net income (loss).................... $  5,901,563  $(4,155,295)  $  (744,313)
                                      ============  ===========   ===========
Earnings per basic share............. $        .52
                                      ============
Earnings per diluted share........... $        .51
                                      ============
Unaudited Pro Forma Data: (See Note
 2)
Loss before income taxes.............               $(4,155,295)  $  (662,830)
Provision for income taxes...........                       --         21,000
                                                    -----------   -----------
Pro forma net loss...................               $(4,155,295)  $  (683,830)
                                                    ===========   ===========
Pro forma losses per basic share.....               $     (1.39)  $      (.27)
                                                    ===========   ===========
Pro forma losses per diluted share...               $     (1.39)  $      (.27)
                                                    ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES

                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                       Accumulated
                             Common Stock     Additional                                  Other       Treasury Stock
                          -------------------   Paid in     Retained    Comprehensive Comprehensive --------------------
                            Shares   Dollars    Capital     Earnings       Income        Income      Shares     Dollars
                          ---------- -------- -----------  -----------  ------------- ------------- ---------  ---------
Combined balance at
 December 31, 1995......       2,000 $  2,000 $   155,430  $   (27,513)                 $(12,130)         100  $  25,000
Distributions to
 stockholder............                                      (782,200)
Equity in stock
 issuances of
 RYKA Inc. .............                          911,328
Net loss................                                      (744,313)  $  (744,313)
Translation
 adjustments............                                                     (29,735)    (29,735)
                                                                         -----------
Comprehensive income....                                                 $  (774,048)
                          ---------- -------- -----------  -----------   ===========    --------    ---------  ---------
Combined balance at
 December 31, 1996......       2,000    2,000   1,066,758   (1,554,026)                  (41,865)         100     25,000
Warrant compensation
 related to former
 officer................                          152,333
Equity in stock
 issuances of RYKA
 Inc. ..................                          356,534
Adjustments arising from
 reorganization,
 1,608.06-for-1 stock
 split and change from
 no par value to $.01
 per share..............   3,316,111   31,184      (6,184)                                               (100)   (25,000)
Common stock issued in
 acquisition of RYKA
 Inc. and acquisition of
 treasury Stock.........   8,169,086   81,691   6,431,691                                           1,069,086   (213,817)
Net loss................                                    (4,155,295)  $(4,155,295)
Translation
 adjustments............                                                       6,345       6,345
                                                                         -----------
Comprehensive income....                                                 $(4,148,950)
                          ---------- -------- -----------  -----------   ===========    --------    ---------  ---------
Consolidated balance at
 December 31, 1997......  11,487,197  114,875   8,001,132   (5,709,321)                  (35,520)   1,069,086   (213,817)
Net income..............                                     5,901,563    $5,901,563
Translation
 adjustments............                                                     (11,911)    (11,911)
                                                                         -----------
Comprehensive income....                                                 $5,889,652
                                                                         ===========
Acquisition of the Gen-X
 Companies..............   1,500,000   15,000   6,450,225
Issuance of warrants to
 purchase common stock..                          150,000
Issuance of common stock
 upon exercise of
 options................       7,267       72      23,184
                          ---------- -------- -----------  -----------                  --------    ---------  ---------
Consolidated balance at
 December 31, 1998......  12,994,464 $129,947 $14,624,541  $   192,242                  $(47,431)   1,069,086  $(213,817)
                          ========== ======== ===========  ===========                  ========    =========  =========


   The accompanying notes are an integral part of these financial statements.

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                                Year Ended December 31,
                                         ---------------------------------------
                                             1998          1997         1996
                                         ------------  ------------  -----------
                                         Consolidated  Consolidated   Combined
Cash Flows from Operating Activities:
  Net income (loss)....................  $  5,901,563  $(4,155,295)  $  (744,313)
  Adjustments to reconcile net income
   (loss) to net cash provided by (used
   in) operating activities:
    Depreciation and amortization......     1,464,514      417,020       302,314
    Provision for losses on accounts
     receivable........................       104,452      507,146       250,845
    Equity in net loss of RYKA Inc. ...           --       592,093       518,491
    Loss on disposition of equipment...        19,819       46,163        31,772
    Warrants expense...................       150,000      152,333           --
  Changes in operating assets and
   liabilities, net of acquisitions:
    Accounts receivable................   (13,097,883)  (4,902,102)     (897,553)
    Inventory..........................       139,279   (3,770,153)     (754,856)
    Prepaid expenses and other current
     assets............................       142,776      810,573    (1,067,382)
    Other assets.......................        96,027   (1,206,817)     (204,473)
    Accounts payable and accrued
     expenses..........................    (1,322,586)   3,801,331     3,029,033
                                         ------------  -----------   -----------
    Net cash provided by (used for)
     operating activities..............    (6,402,039)  (7,707,708)      463,878
                                         ------------  -----------   -----------
Cash Flows from Investing Activities:
  Businesses acquired net of cash......      (202,647)         --            --
  Proceeds from sale of equipment......           --        85,000         2,000
  Acquisition of property and
   equipment...........................      (397,990)    (231,987)     (508,850)
  Cash acquired in Reorganization......           --        66,806           --
  Investment in RYKA Inc. .............           --       473,589           --
  Advances to RYKA Inc. ...............           --        12,311       (17,040)
                                         ------------  -----------   -----------
    Net cash provided by (used for)
     investing activities..............      (600,637)     405,719      (523,890)
                                         ------------  -----------   -----------
Cash Flows from Financing Activities:
  Net borrowings under line of credit..     8,194,659    7,906,336       970,441
  Costs of debt issuance...............       (80,000)    (266,304)          --
  Repayment of capital lease...........      (116,124)    (105,378)      (86,251)
  Stockholder's advances...............           --           --        244,153
  Proceeds from exercises of common
   stock options.......................        23,256          --            --
  Repayment of subordinated debt.......      (250,000)    (416,000)          --
  Distributions to stockholder.........           --           --       (782,200)
                                         ------------  -----------   -----------
    Net cash provided by financing
     activities........................     7,771,791    7,118,654       346,143
                                         ------------  -----------   -----------
Effect of exchange rate on cash........       (11,911)       6,345       (29,735)
                                         ------------  -----------   -----------
Net increase (decrease) in cash and
 cash equivalents......................       757,204     (176,990)      256,396
Cash and cash equivalents, beginning of
 year..................................        98,881      275,871        19,475
                                         ------------  -----------   -----------
Cash and cash equivalents, end of
 year..................................  $    856,085  $    98,881   $   275,871
                                         ============  ===========   ===========
Supplemental disclosure of cash flow
 information:
  Cash paid during the year for
   interest............................  $  3,056,160  $ 1,882,198   $ 1,026,499
                                         ============  ===========   ===========
Supplemental disclosure of non-cash
 investing and financing activities:
  Notes payable issued in
   acquisitions........................  $  6,000,000          --            --
                                         ============  ===========   ===========
  Modification of existing capital
   lease...............................           --           --    $   916,960
                                         ============  ===========   ===========
  Issuance of common stock of affiliate
   at a price per share in excess of
   the Company's carrying amount.......           --   $   356,534   $   911,328
                                         ============  ===========   ===========
  Refinancing of revolving credit
   agreement...........................           --   $16,718,420           --
                                         ============  ===========   ===========
  Issuance of common stock for
   acquisition of the Gen-X Companies..  $  6,465,225          --            --
                                         ============  ===========   ===========
  Issuance of mandatorily redeemable
   preferred stock.....................  $        100          --            --
                                         ============  ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION AND ORGANIZATION

  Global Sports, Inc. ("Global" or the "Company"), a Delaware corporation, designs, develops and markets branded footwear primarily under the RYKA and YUKON brand names as well as distributes off-price athletic footwear, apparel and sporting goods worldwide, with primary distribution in the United States and Canada.

  On December 15, 1997, the Company consummated a reorganization (the "Reorganization"), among RYKA Inc. ("RYKA"), KPR Sports International, Inc. ("KPR"), Apex Sports International, Inc., MR Management, Inc. (the last three companies collectively referred to as the "KPR Companies"), and Michael G. Rubin, the former sole shareholder of the KPR Companies and now the Chairman and Chief Executive Officer of the Company. As part of the Reorganization, (i) RYKA was renamed Global Sports, Inc., (ii) the Company transferred all of its assets and liabilities to RYKA in exchange for all of the issued and outstanding shares of capital stock of RYKA, (iii) a subsidiary of the Company merged with and into KPR, with KPR surviving the merger as a wholly-owned subsidiary of the Company, (iv) the Company acquired all of the issued and outstanding shares of capital stock of Apex and MR Management, and (v) the Company issued to Mr. Rubin an aggregate of 8,169,086 of its common stock in exchange for all of the issued and outstanding shares of capital stock of the KPR Companies.

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

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation: The consolidated financial statements presented include the accounts of Global Sports, Inc. (a Delaware corporation) and the following wholly-owned subsidiaries:

    APEX Sports International, Inc. (PA)
    KPR Sports International, Inc. (PA)
    MR Management, Inc. (PA)
    RYKA Inc. (PA)
    G.S.I., Inc. (DE)
    Gen-X Holdings, Inc. (WA)
    Gen-X Equipment Inc. (Ontario)
    Lamar Snowboards, Inc. (MO)

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

  The combined financial statements presented for 1996 include the accounts of KPR Sports International, Inc. and Affiliates, MR management, Inc., KPR Sports International BVBA (an entity organized pursuant to the laws of Belgium and owned 79% by the Company and 21% by MR Management, Inc.), KPR Sports International Europe B.V. (an entity organized pursuant to the laws of the Netherlands Ministry of Justice and owned 79% by the Company and 21% by MR Management, Inc.), MR Acquisitions, LLC (an entity owned 99% by the Company and 1% by MR Management, Inc.), Abington Ski, Inc., Delmar Ski, Inc., Lancaster Ski, Inc. and Apex Sports International, Inc. all of which are affiliated through the common ownership of an individual shareholder and are a part of Global after the Reorganization (see Note 1). All intercompany accounts and transactions have been eliminated in consolidation and combination.

  Cash Equivalents: The Company considers highly liquid investments with maturities at date of purchase of less than three months to be cash equivalents.

  Inventory: Inventory, primarily consisting of athletic footwear, sporting goods and apparel, is valued at the lower of cost, determined using the first-in, first-out method or market.

  Property and Equipment: Property and equipment are stated at cost net of accumulated depreciation or amortization. Depreciation or amortization is provided using the straight-line method over the estimated useful lives of the assets, generally as follows:

  .  Three years for computer hardware and software;

  .  Five to seven years for equipment;

  .  The lesser of the useful life or lease term for leasehold improvements;
     and

  .  Thirty years for buildings.

  Expenditures for maintenance and repairs are expensed as incurred. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in results of operations.

  Sale of Stock by an Equity Method Investee: Prior to the Reorganization, changes in the KPR Companies' proportionate share of the underlying equity of RYKA, an equity method investee, which result from the issuance of additional securities by such investee, were credited directly to additional paid-in capital. In 1997 and 1996, $356,534, and $911,328, respectively, of such gains were credited to additional paid-in capital (see Note 17).

  Foreign Currency Translation: In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation, exchange adjustments resulting from foreign currency transactions generally are recognized currently in income, whereas adjustments resulting from translations of financial statements are reflected as a separate component of shareholders' equity. The cumulative currency translation loss as of December 31, 1998, 1997 and 1996 were $47,431, $35,520, and $41,865, respectively. Gains and losses on foreign currency transactions for the year ended December 31, 1998 resulted in a net foreign currency loss of $194,064. No gains or losses on foreign currency transactions were realized in 1997 or 1996.

  Goodwill, Intangibles and Other Assets. The cost of goodwill and intangibles is amortized on a straight-line basis over ten to twenty years. Goodwill is reported net of accumulated amortization of $699,669 and $16,978 in 1998 and 1997, respectively. Intangibles, which principally represent the cost of acquiring licenses, patents and trademarks, are reported net of accumulated amortization of $270,124 and $55,611 in 1998 and 1997, respectively. Closing and other fees incurred at the inception of loan facilities are deferred and are amortized over the term of the loan agreement (see Note 5). As of December 31, 1998, the unamortized balance of all such loan fees was $247,772.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

  Long-Lived Assets. The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover their carrying amount. Such evaluation is based on various analyses, including undiscounted cash flow and profitability projections that incorporate, as applicable, the impact on existing company businesses. The analyses necessarily involve significant management judgment. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

  Income Taxes: Prior to December 15, 1997, the KPR Companies had elected to be taxed as S Corporations, under provisions of the Internal Revenue Code and various state income tax regulations. As such, current taxable income had been included on the income tax returns of the then sole shareholder for federal and state income tax purposes and no provision had been made for federal income taxes (see unaudited pro forma presentation in the 1997 and 1996 statements of operations). On December 15, 1997, the KPR Companies effected a merger with RYKA Inc. (see Note 1). As a result of the merger, the KPR Companies' S election was terminated. The Company, now renamed Global Sports, Inc., is considered a C corporation and is subject to federal and state income taxes. As such, taxes on income are provided based upon SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

  Unaudited Pro Forma Data: Pro forma net loss represents net loss after pro forma adjustments for income taxes as if the KPR Companies had been subject to federal and state income taxation as a C Corporation since its inception.

  Revenue Recognition: Sales, net of discounts, are recognized upon the shipment of product.

  Advertising: The Company expenses the cost of advertising upon the first time the advertising takes place. Advertising expense was $1,774,753, $431,753, and $206,842 for 1998, 1997, and 1996 respectively.

  Reclassifications: Certain 1997 and 1996 balances have been reclassified to conform with the 1998 financial statement presentation.

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

  Financial Instruments: Gains and losses on foreign currency hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and recognized in income as part of the related transaction. Unrealized gains and losses related to qualifying hedges of firm commitments are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs.

  Fair Value of Financial Instruments: The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, notes payable, bank and notes payable, other are a reasonable estimate of their fair

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
values at December 31, 1998 and 1997, based on either the short maturity of these instruments or current rates offered to the Company for debt of a similar nature. The fair value of the subordinated notes payable is not practicable to determine because of the lack of quoted market prices for such debt and the Company's lack of offers to provide comparable subordinated debt. The fair value of foreign currency forward contracts is based on quoted market prices.

  Stock-Based Compensation: SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

 New Accounting Pronouncements

  Derivative Instruments: SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 1999, although early adoption is encouraged. The Company has not yet assessed what the impact of this statement will be on the Company's future earnings or financial position.

  Start-Up Costs: In April 1998, the AICPA Accounting Standards Executive Council issued Statement of Position 98-5, Reporting of Costs of Start-Up Activities, ("SOP 98-5"). The statement requires that costs of start-up activities, including organization costs, be expensed as incurred. This statement is required to be adopted January 1, 1999. Adoption of SOP 98-5 in 1999 is not expected it to have a material effect on the Company's results of operations, cash flows or financial position.

NOTE 3--ACQUISITIONS

  In consideration for the stock of the Gen-X Companies, the Company issued
1.5 million shares of its common stock and contingent consideration in the form of noninterest-bearing notes and 10,000 shares of mandatorily redeemable preferred stock in the aggregate amount of $5 million. The notes are payable and shares are redeemable at an aggregate of $1 million per year over a five-year period upon achieving certain sales and gross profit targets. The redemption price of the preferred shares is contingent on the same targets, up to a maximum of $500,000. The total purchase price, including acquisition expenses of approximately $330,000 but excluding the contingent consideration described above, was $6,793,020. This purchase price is based on the 10-day average market price of the 1.5 million shares discounted by 35% to reflect restrictions on the transferability of these shares. The following table details the allocation of the total consideration:

           Fair value of assets acquired........ $13,913,937
           Fair value of liabilities assumed.... (13,765,000)
           Goodwill.............................   6,644,083
                                                 -----------
                                                 $ 6,793,020
                                                 ===========

  Goodwill is being amortized on a straight line basis over twenty years. If and when the contingent consideration is issued, goodwill will increase.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

The following unaudited pro forma information is presented as if the acquisition had occurred on January 1, 1997:

                                                          1998        1997
                                                      ------------ -----------
     Net sales....................................... $141,036,638 $92,091,786
                                                      ============ ===========
     Net income (loss)............................... $  5,808,522 $(1,844,147)
                                                      ============ ===========
     Earnings (losses) per share--basic.............. $        .49 $      (.16)
                                                      ============ ===========
     Earnings (losses) per share--diluted............ $        .48 $      (.16)
                                                      ============ ===========

  Effective July 27, 1998, the Company acquired Lamar Snowboards, Inc. ("Lamar"), a privately-held manufacturer of snowboards, bindings and related products based in San Diego, California. In consideration for the stock of Lamar, the Company paid $250,000 in cash and issued notes in the aggregate principal amount of $1,000,000, payable over five years. The fair value of the assets acquired was $927,124 and the fair value of the liabilities assumed was $1,881,116, resulting in goodwill of $2,203,992. Goodwill is being amortized on a straight line basis over twenty years. Pro forma financial information related to this transaction would not be materially different from reported results.

NOTE 4--PROPERTY AND EQUIPMENT

  The major classes of property and equipment, at cost, are as follows:

                                                            December 31,
                                                       -----------------------
                                                          1998         1997
                                                       -----------  ----------
   Equipment.......................................... $ 1,764,111  $1,090,148
   Building--under capital lease (see Note 6).........   2,666,958   2,666,958
   Building...........................................     686,365         --
   Leasehold improvements.............................     358,772     353,767
   Land...............................................     268,800         --
   Construction in progress...........................      17,392         --
                                                       -----------  ----------
                                                         5,762,398   4,110,873
   Less: Accumulated depreciation and amortization....  (1,376,492)   (828,161)
                                                       -----------  ----------
                                                       $ 4,385,906  $3,282,712
                                                       ===========  ==========

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

NOTE 5--NOTES PAYABLE

 Notes Payable, Banks

  The components of the notes payable, banks balances as of December 31, 1998 and 1997 are comprised as follows:

                                                            December 31,
                                                      -------------------------
                                                          1998         1997
                                                      ------------  -----------
Revolving credit facility, secured by substantially
 all assets of KPR and RYKA (weighted average
 interest rates at December 31, 1998--8.15%;
 1997--8.25%).......................................  $ 18,812,156  $20,666,248
Revolving credit facility, secured by substantially
 all assets of the Gen-X Companies (weighted average
 interest rate at December 31, 1998--7.93%).........    14,500,000          --
Mortgage payable, secured by building, due 8/15/09
 (interest rate at December 31, 1998--8.07%)........       323,955          --
                                                      ------------  -----------
  Total.............................................    33,636,111   20,666,248
  Less: Current portion.............................   (14,529,576)  (2,000,000)
                                                      ------------  -----------
  Long-term portion.................................  $ 19,106,535  $18,666,248
                                                      ============  ===========

  On November 20, 1997, the KPR Companies and RYKA entered into a Loan and Security Agreement (the "Loan Agreement") with a lender pursuant to which a prior lender was repaid in full on November 21, 1997. The total interest incurred in connection with the former lender in 1997 was $1,289,537. Under the Loan Agreement, as amended, the Company has access to a combined credit facility of $40,000,000 which is comprised of the KPR Companies' credit facility of $35,000,000 and RYKA's credit facility of $5,000,000. The term of the Loan Agreement is five years expiring on November 19, 2002. The KPR Companies and RYKA have an interest rate choice of prime plus 1/4% or LIBOR (Adjusted Eurodollar Rate) plus two hundred seventy-five basis points. Under the Loan Agreement, both the KPR Companies and RYKA may borrow up to the amount of their revolving line based upon 85% of their eligible accounts receivable and 65% of their eligible inventory, as those terms are defined in the Loan Agreement. The Loan Agreement also includes 50% of outstanding letters of credit as collateral for borrowing.

  In addition to the revolving lines of credit described above, the lender will over-advance to the Company a combined additional total of $3,000,000, comprised of the KPR Companies' additional $2,000,000 and RYKA's additional $1,000,000, over the collateral for additional import letters of credit needed for seasonal production of new merchandise for the Spring 1999 and Fall 1999 seasons. The Loan Agreement requires that the merchandise underlying the over-advance is at least 80% supported by customer orders.

  Among other things, the Loan Agreement requires the KPR Companies and RYKA to achieve annual earnings before interest, taxes, depreciation and amortization of $5 million, and it limits the Company's ability to incur additional indebtedness, make payments on subordinated indebtedness, make capital expenditures, sell assets, and pay dividends.

  At December 31, 1997, the Company was not in compliance with a financial covenant of its Loan Agreement, namely the financial covenant requiring $2,500,000 of consolidated net income plus depreciation, amortization and other non-cash charges plus interest and income taxes ("EBITDA") on an annualized basis for

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
the period July 1, 1997 through December 31, 1997. A waiver was obtained from the bank to remedy its violation of the financial covenant. In March 1998, the Company renegotiated the terms of and executed an amendment to the Loan Agreement such that the financial covenant would require the Company to maintain EBITDA of $5,000,000 on an annualized basis for periods subsequent to December 31, 1997. As of December 31, 1998, the Company is in compliance with all financial covenants of the Loan Agreement.

  At December 31, 1998, the aggregate amount outstanding under this line was $18,812,156, all of which is classified as a long term liability. At December 31, 1998, based on available collateral and outstanding import letters of credit commitments, an additional $2,403,332 (including the seasonal over-advance) was available on this line for borrowing. The total interest incurred in connection with this facility was $1,970,466 for the year ending December 31, 1998. The maximum amount outstanding on this line during 1998 was $24,926,959.

  The Company has an additional line of credit of approximately $20,000,000 for use by the Gen-X Companies, which is available for either direct borrowing or for import letters of credit. The loan bears interest at prime plus one half percent and is secured by a general security agreement covering substantially all of the Gen-X Companies' assets. At December 31, 1998, draws of $14,500,000 (included in current liabilities) were committed under this line. Based on available collateral and outstanding import letters of credit commitments an additional $4,701,700 was available for borrowing. The total interest expense incurred in connection with this facility was $453,485 for the year ending December 31, 1998. The maximum amount outstanding on this line during 1998 was $14,500,000.

  Notes payable, banks also includes a mortgage payable secured by land and building in Ontario, Canada of $323,955 of which $29,576 is classified as current, bearing interest at the bank's cost of funds plus 2.5% and maturing on August 15, 2009. For the year ending December 31, 1998, interest expense included $15,794 related to this mortgage.

 Notes Payable, Other

  The components of the notes payable, other balances as of December 31, 1998 and 1997 are comprised as follows:

                                                               December 31,
                                                             -----------------
                                                                1998     1997
                                                             ----------  -----
Note payable to Ride, Inc., due 12/31/02 (interest rate at
 December 31, 1998--8%)..................................... $1,600,000  $ --
Notes payable to former shareholders of Lamar, due 7/27/03
 (interest rate at December 31, 1998--6%)...................  1,606,558    --
                                                             ----------  -----
  Total.....................................................  3,206,558    --
  Less: Current portion.....................................   (712,815)   --
                                                             ----------  -----
  Long-term portion......................................... $2,493,743  $ --
                                                             ==========  =====

  Other debt related to the Gen-X Companies includes an outstanding loan payable to Ride Inc. for $1,600,000, of which $400,000 is classified as current. The original loan of $2,000,000 is repayable in equal quarterly installments of $100,000 which commenced on March 31, 1998 and bears interest at the prime lending rate. For the year ending December 31, 1998, interest expense included $88,150 related to this note.

  Notes payable, other also includes $1,606,558 of promissory notes payable to the former shareholders of Lamar (see Note 3). The notes are payable in five equal annual installments and bear interest at 6% per annum. At December 31, 1998, $312,815 of such notes is classified as current.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

 Subordinated Notes Payable

  The components of the subordinated notes payable balances as of December 31, 1998 and 1997 are comprised as follows:

                                                           December 31,
                                                      ------------------------
                                                         1998         1997
                                                      -----------  -----------
Subordinated notes payable to shareholder (interest
 rate at December 31, 1998--8.25%; 1997--8.75%)...... $ 1,805,841  $ 2,068,652
Subordinated notes payable to former shareholders of
 the Gen-X Companies, due 12/31/99 (interest rate at
 December 31, 1998--7%)..............................   1,999,065          --
                                                      -----------  -----------
  Total..............................................   3,804,906    2,068,652
  Less: Current portion..............................  (3,804,906)  (2,068,652)
                                                      -----------  -----------
  Long-term portion.................................. $       --   $       --
                                                      ===========  ===========

  At December 31, 1998, the Company had $1,805,841 in outstanding subordinated notes payable held by its Chairman and CEO, plus accrued interest on such notes of $24,094 recorded in accrued expenses. This debt consists primarily of a note representing undistributed Subchapter S corporation retained earnings previously taxed to him as the sole shareholder of the KPR Companies prior to the Reorganization (see Note 1). Interest accrues on such notes at the Company's choice of prime plus 1/4% or LIBOR (Adjusted Eurodollar Rate) plus two hundred seventy-five basis points. The interest rate at December 31, 1998 was 8 3/4% and interest recorded during the year ending December 31, 1998 was $162,124. Based on its Loan Agreement, the Company is permitted to make continued regular payments of interest on the subordinated debt and to further reduce principal on a quarterly basis, commencing subsequent to the first quarter of 1998, in an amount up to 50% of the cumulative consolidated net income of the Company. During 1998, aggregate principal payments of $250,000 were made.

  Upon closing the Gen-X transaction on May 12, 1998 (see Note 3), several subordinated notes payable were executed with the former shareholders of the Gen-X Companies for an aggregate of $1,999,065 which is payable upon the earlier of the Company raising certain additional capital or in four equal consecutive quarterly payments beginning March 31, 1999. This note bears interest at 7% per annum until December 31, 1998 and the prime lending rate thereafter. For the year ending December 31, 1998, interest expense included $54,572 related to these notes.

  Subject to the Loan Agreement limitations on the repayment of subordinated indebtedness, aggregate contractual maturities of long-term debt for each of the next five years commencing in 1999 are:

                1999           2000             2001             2002             2003
             ----------      --------         --------         --------         --------
             $4,554,218      $749,312         $749,312         $749,312         $349,310
             ==========      ========         ========         ========         ========

NOTE 6--CAPITAL LEASE

  In September 1994, a subsidiary of the Company entered into a fifteen-year capital lease with its CEO and Chairman, for warehouse and office space for its corporate headquarters. On October 1, 1996, the lease was amended from an annual rental amount of $193,056 to an annual rental amount of $347,498. Such amended rental amount more closely reflected the market value of the lease at the time it was amended. The rental amount is subject to annual increases based on the Consumer Price Index and is currently $351,396. The Company pays all insurance and maintenance relating to the leased property. The mortgages on the leased property are

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
collateralized by guarantees of a subsidiary of the Company and have an aggregate outstanding principal balance of $1,525,169 at December 31, 1998. At December 31, 1998 and 1997, the Company's investment in this capital lease was $2,007,035 and $2,212,185 which were included in property and equipment. Interest recorded on this capital lease for the years ended December 31, 1998, 1997 and 1996 was $234,345, $242,120, $160,003, respectively.

  Future minimum lease payments under above capital lease at December 31, 1998, together with the present value of the future minimum lease payments, are as follows:

     1999........................................................... $  351,396
     2000...........................................................    351,396
     2001...........................................................    351,396
     2002...........................................................    351,396
     2003...........................................................    351,396
     Thereafter.....................................................  2,020,532
                                                                     ----------
     Total future minimum lease payments............................  3,777,512
     Less interest discount amount..................................  1,468,281
                                                                     ----------
     Total present value of future minimum lease payments...........  2,309,231
     Less: current portion..........................................    127,966
                                                                     ----------
     Total non-current portion...................................... $2,181,265
                                                                     ==========

NOTE 7--EQUITY

  The Company, after the Reorganization, is authorized to issue up to 1,000,000 shares of preferred stock, $.01 par value. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights shares.

  In connection with the acquisition of the Gen-X Companies (see Note 3), the Company issued 10,000 shares of mandatorily redeemable preferred stock (see
Note 12).

  On April 21, 1997, RYKA sold 125,000 shares of its common stock for $750,000 to certain private investors. The proceeds from this sale were used to repay $385,000 of the Subordinated Note Payable owed to the KPR Companies from RYKA and to enable the Company to open $810,000 in letter of credit agreements for the benefit of KPR.

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

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

NOTE 8--STOCK OPTIONS

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

  The Company assumed eight separate stock option plans (the "Plans"). Under the terms of the 1987 Stock Option Plan, 1988 Stock Option Plan, 1990 Stock Option Plan, 1992 Stock Option Plan, 1993 Stock Option Plan, 1995 Stock Option Plan, 1996 Stock Option Plan and 1995 Non-employee Directors Plan, the Company may grant qualified and nonqualified options to purchase up to 31,321; 17,500; 37,500; 43,750; 45,000; 75,000; 1,000,000; and 12,500 shares of common stock, respectively, to employees, directors and consultants of the Company. The options vest at various times over periods ranging up to five years. All options have been granted at not less than fair market value of the common stock as of the date of grant. The options, if not exercised, expire up to ten years after the date of grant. Stock appreciation rights ("SAR's") may be granted under the Plans either alone or in tandem with stock options. Generally, recipients of SAR's are entitled to receive, upon exercise, cash or shares of common stock (valued at the then fair market value of the company's common stock) equal to such fair market value on the date of exercise minus such fair value on the date of grant of the shares subject to the SAR, although certain other measurements also may be used. A SAR granted in tandem with a stock option is exercisable only if and to the extent that the option is exercised. No SAR's have been granted to date under the Plans.

  The following table summarizes the stock option activity for the years ended December 31, 1998 and 1997:

                                                                        Weighted
                                                              Number    Average
                                                                of      Exercise
                                                              Shares     Price
                                                             ---------  --------
     Assumed at December 15, 1997...........................   219,547   $10.90
       Granted..............................................   441,850     3.69
       Exercised............................................       --       --
       Canceled.............................................  (118,716)    8.95
                                                             ---------   ------
     Outstanding at December 31, 1997.......................   542,681     5.45
       Granted..............................................   695,750     5.79
       Exercised............................................    (7,267)    3.20
       Canceled.............................................   (42,583)    6.24
                                                             ---------   ------
     Outstanding at December 31, 1998....................... 1,188,581   $ 5.71
                                                             =========   ======

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

  The following table summarizes information about options outstanding at December 31, 1998:

                                 Options Outstanding                  Options Exercisable
                    --------------------------------------------- ----------------------------
                                Weighted Average
      Range of                     Remaining
      Exercise        Number    Contractual Life Weighted Average   Number    Weighted Average
       Prices       Outstanding     (Years)       Exercise Price  Exercisable  Exercise Price
   ---------------  ----------- ---------------- ---------------- ----------- ----------------
   $ 2.88 - $ 3.20     393,250        7.62            $ 3.18        171,643        $ 3.20
   $ 4.00 - $ 5.94     301,400        6.53              4.89        158,150          4.83
   $ 6.00 - $ 6.88     346,000        9.41              6.78            --            --
   $ 7.03 - $10.60      63,167        8.90              7.84         32,667          8.34
   $11.00 - $25.00      84,764        3.77             14.42         84,764         14.42
                     ---------        ----            ------        -------        ------
   $ 2.88 - $25.00   1,188,581        7.66            $ 5.71        447,224        $ 6.28
                     =========        ====            ======        =======        ======

  The Company accounts for the Plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock option awards. Had compensation cost for the Plans been determined consistent with SFAS No. 123, Accounting for Stock Based Compensation, the Company's pro forma net income (loss) and earnings (losses) per share for 1998 and 1997 would have been as follows:

                                                      As Reported   Pro Forma
                                                      -----------  -----------
   1998
     Net income...................................... $ 5,901,563  $ 4,789,090
                                                      ===========  ===========
     Earnings per share--basic....................... $       .52  $       .42
                                                      ===========  ===========
     Earnings per share--diluted..................... $       .51  $       .41
                                                      ===========  ===========
   1997
     Net loss........................................ $(4,155,295) $(4,805,295)
                                                      ===========  ===========
     Losses per share--basic......................... $     (1.39) $     (1.60)
                                                      ===========  ===========
     Losses per share--diluted....................... $     (1.39) $     (1.60)
                                                      ===========  ===========

  The weighted average fair value of the stock options granted during the year ended December 31, 1998 and 1997 were $3.79 and $1.49 per share, respectively.

  The fair value of options granted under the Plans during 1998 and 1997 was estimated on the date of grant using the Black-Scholes multiple option pricing model, with the following assumptions:

   Assumption                                               1998        1997
   ----------                                            ----------  ----------
   Dividend yield.......................................       None        None
   Expected volatility..................................      77.17%      50.00%
   Average risk free interest rate......................       5.16%       6.10%
   Average expected lives............................... 5.76 years  5.00 years

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

NOTE 9--COMMON STOCK PURCHASE WARRANTS

  Prior to the Reorganization (see Note 1), RYKA issued various common stock warrants in connection with financings and other activities. As part of the Reorganization, the following common stock purchase warrants were assumed by the Company, effective December 15, 1997.

                                         Number of    Range of       Range of
                   Issue Date             Shares   Exercise Prices Terms (Years)
                   ----------            --------- --------------- -------------
        1994............................   10,026  $12.00 - $20.00    3 - 10
        1995............................   27,660  $ 8.40 - $30.00       5
        1996............................   43,500  $ 5.30 - $ 8.40    5 - 10
        1997............................  155,300  $ 3.20 - $ 5.60       5
                                          -------
           Total........................  236,486
                                          =======

  In addition, during the year ended December 31, 1998, the Company issued warrants to purchase 67,000 shares of common stock to various consultants and sales agents at a range of prices from $5.11 to $7.94 (weighted average price of $6.71) and with terms of five to ten years. The Company recorded a charge of $150,000 in 1998 related to these warrants.

NOTE 10--INCOME TAXES

  Earnings before income taxes and the related provision for income taxes, were as follows:

                                                                    December 31,
                                                                        1998
                                                                    ------------
      Earnings before income taxes:
       Domestic....................................................  $4,196,377
       Foreign.....................................................   3,606,004
                                                                     ----------
        Total......................................................  $7,802,381
                                                                     ==========
     Provision for income taxes:
      Current:
       Federal.....................................................  $1,358,722
       State.......................................................     128,478
       Foreign.....................................................     387,111
                                                                     ----------
        Total current..............................................   1,874,311
                                                                     ----------
      Deferred:
       Federal.....................................................      83,770
       State.......................................................      48,382
       Foreign.....................................................    (105,645)
                                                                     ----------
        Total deferred.............................................      26,507
                                                                     ----------
      Total:
       Federal.....................................................   1,442,492
       State.......................................................     176,860
       Foreign.....................................................     281,466
                                                                     ----------
        Total......................................................  $1,900,818
                                                                     ==========

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

  The significant components of net deferred tax assets and liabilities at December 31, 1998 and 1997 consisted of the following:

                                                            December 31,
                                                       ------------------------
                                                          1998         1997
                                                       -----------  -----------
     Deferred tax assets:
       Inventory...................................... $   200,254  $   596,592
       Provision for doubtful accounts................     453,159      458,914
       Other assets...................................      58,144          --
       Net operating loss carryforwards...............   8,035,764    7,750,306
                                                       -----------  -----------
         Gross deferred tax assets....................   8,747,321    8,805,812
     Deferred tax liabilities:
       Depreciation...................................     (23,306)         --
       Intangibles....................................    (673,274)    (684,000)
                                                       -----------  -----------
         Gross deferred tax liabilities...............    (696,580)    (684,000)
                                                       -----------  -----------
     Net deferred tax assets and liabilities..........   8,050,741    8,121,812
       Valuation allowance............................  (8,050,741)  (8,121,812)
                                                       -----------  -----------
     Net deferred tax asset........................... $       --   $       --
                                                       ===========  ===========

  The Company has not provided for United States deferred income taxes or foreign withholding taxes on the $5,320,759 of unremitted earnings of its non-United States subsidiary Gen-X Equipment AG, as of December 31, 1998, since these earnings are deemed to be permanently invested.

  Due to the uncertainty surrounding the realization of the company's tax attributes in future income tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets. As of December 31, 1998, the Company had available net operating loss carryforwards, attributable to RYKA, of approximately $19,744,000 which expire in the years 2002 through 2012. The use of net operating loss carryforwards may be subject to annual limitations based on ownership changes of the Company's stock, as defined by Section 382 of the Internal Revenue Code. To the extent that such net operating loss carryforwards are realized in the future, they will reduce the carrying value of goodwill.

  The differences between the statutory federal income tax rate and the effective income tax rate are provided in the following reconciliation:

                                                                    December 31,
                                                                        1998
                                                                    ------------
     Statutory federal income tax rate.............................     34.0%
     Increase (decrease) in taxes resulting from:
       State income taxes, net of federal tax benefit..............      1.5
       Nondeductible amortization..................................      3.8
       Undistributed foreign earnings..............................    (12.6)
       Utilization of net operating loss carryforwards.............     (2.2)
       Other.......................................................      (.2)
                                                                       -----
     Effective income tax rate.....................................     24.3%
                                                                       =====

  For the years ended December 31, 1997 and 1996 the Company had no provision for federal and state income taxes. In 1996, the Company had a provision for foreign taxes of $81,000.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

NOTE 11--EARNINGS (LOSSES) PER SHARE

  Earnings (losses) per share have been computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings (losses) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (losses) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during the year, assuming dilution by outstanding common stock options and warrants.

  The amounts used in calculating earnings (losses) per share data are as follows:

                                             1998        1997         1996
                                          ----------- -----------  ----------
Net income............................... $ 5,901,563
                                          ===========
Pro forma net loss (see Note 2)..........             $(4,155,295) $ (683,830)
                                                      ===========  ==========
Weighted average shares outstanding--
 basic...................................  11,378,918   2,996,027   2,568,431
  Dilutive common stock options..........     182,171         --          --
  Dilutive common stock warrants.........      79,682         --          --
                                          ----------- -----------  ----------
Weighted average shares outstanding--
 diluted.................................  11,640,771   2,996,027   2,568,431
                                          =========== ===========  ==========
Outstanding common stock options having
 no dilutive effect......................     350,961     542,681     241,250
                                          =========== ===========  ==========
Outstanding common stock warrants having
 no dilutive effect......................     304,435     236,486      81,186
                                          =========== ===========  ==========

  The Company's pro forma net loss in 1997 and 1996 result in an anti-dilutive effect in the calculation of pro forma diluted earnings losses per share.

NOTE 12--MANDATORILY REDEEMABLE PREFERRED STOCK

  In connection with the acquisition of the Gen-X Companies on May 12, 1998 (see Note 3), the Company issued 10,000 shares of mandatorily redeemable preferred stock. The redemption price of these preferred shares is contingent on certain sales and gross profit targets, ranging from a minimum of $.01 per share to a maximum of $50.00 per share, and are redeemable over a five year period.

NOTE 13--COMMITMENTS AND CONTINGENCIES

 Legal Proceedings

  The Company is involved in various routine litigation, including litigation in which the Company is a plaintiff, incidental to its business. The Company believes that the disposition of such routine litigation will not have a material adverse effect on the financial position or results of operations of the Company.

 Employment Agreements

  At December 31, 1998, the Company has employment agreements with several of its officers for an aggregate annual base salary of $1,177,500 plus bonus and increases in accordance with the terms of the agreements. Terms of such contracts range from three to five years and are subject to automatic annual extensions.

 Purchase Commitments

  As of December 31, 1998, outstanding purchase commitments exist totaling $5,745,974, for which commercial import letters of credit have been issued.

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES

NOTE 14--SIGNIFICANT CUSTOMERS / CONCENTRATIONS OF CREDIT RISK

  The Company's sales and accounts receivable are primarily with major national retail stores. If the financial condition or operations of these customers deteriorate substantially, the Company's operating results could be adversely affected. Credit risk with respect to other trade accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base and mitigated in part by credit insurance. The Company performs ongoing credit evaluations of its customers' financial condition and generally the Company does not require collateral.

  Net sales for the years ended December 31, 1998, 1997 and 1996 to key customers each amounting to in excess of 10% is as follows:

                                                                  1998 1997 1996
                                                                  ---- ---- ----
     Customer A.................................................. 27%  N/A  N/A
     Customer B.................................................. 13%  22%  14%
     Customer C.................................................. N/A  13%  17%

  At December 31, 1998, accounts receivable for Customer A and Customer B amounted to $8,881,106 and $4,080,369, respectively, or 24% and 11%, respectively, of total accounts receivable outstanding. At December 31, 1997, accounts receivable for Customer B and Customer C amounted to $5,045,038 and $1,491,833, respectively or 30% and 9%, respectively, of total accounts receivable outstanding.

NOTE 15--MAJOR SUPPLIERS / ECONOMIC DEPENDENCY

  Inventory purchased for the years ended December 31, 1998, 1997 and 1996 from a key supplier amounted to 11%, 26% and 17% of total inventory purchased. At December 31, 1998, the Company had no amounts owed to this supplier. At December 31, 1997, the amount owed to this supplier was $11,261,105 or 70% of total accounts payable outstanding. No other supplier amounted to in excess of 10% of total inventory purchased for each of the years then ended.

NOTE 16--SAVINGS PLAN

  The Company sponsors a voluntary defined contribution savings plan covering all U.S. employees. Company contributions to the plan may not exceed $2,500 per employee. Total Company contributions were $21,431, $18,594, and $12,394 in 1998, 1997, and 1996 respectively, related to the Company's contribution to the plan.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

NOTE 17--INVESTMENT IN RYKA INC.

  A summary of activity relating to the Company's investment in RYKA Inc. for the two years ended December 31, 1997 follows:

     Investment in RYKA, January 1, 1996............................ $  746,122
       Equity in net loss of RYKA...................................   (518,491)
       Equity in stock issuance of RYKA.............................    911,328
       Additional advances..........................................     16,040
       Amortization of negative goodwill............................     12,987
                                                                     ----------
     Investment in RYKA, December 31, 1996..........................  1,167,986
       Equity in net loss of RYKA...................................   (592,093)
       Equity in stock issuances of RYKA............................    356,534
       Additional advances..........................................     12,311
       Amortization of negative goodwill............................     12,446
       RYKA partial repayment of initial advance....................   (385,000)
                                                                     ----------
     Investment in RYKA, December 14, 1997.......................... $  572,184
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

NOTE 18--BUSINESS SEGMENTS

  In 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement established standards for the reporting of information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is the Senior Management Group, which is comprised of the Chief Executive Officer, Executive Vice President of Operations, Senior Vice President of Strategic Development and Chief Financial Officer as well as the senior executives of each of the Company's operating segments.

  The Company's reportable operating segments include the Branded segment and the Off-Price and Action Sports segment. Under the Branded segment, the Company designs, develops and markets each of its brands to appeal to a targeted consumer group. Brands offered by the Company include the RYKA and Yukon brands and are primarily sold to athletic footwear stores, sporting goods stores, department stores and independent retailers. Under the Off-Price and Action Sports segment, the Company purchases manufacturers' closeout merchandise, overstocks and canceled orders, as well as excess inventories of athletic, outdoor and casual footwear, athletic apparel and sporting goods from retailers, for resale to retailers principally in the United States and Canada. The Company resells merchandise to sporting goods stores, off-price specialty stores, department stores, family

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
footwear stores, and independent retailers. The Company also designs and distributes special make-up snowboards and other sports-related merchandise for selected retailers under its Off-Price and Action Sports segment.

  The Company evaluates performance based on stand-alone operating segment gross margins. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note
2). Information by operating segment is as follows:

                                                     Off-Price &  Consolidated
                                         Branded    Action Sports    Total
                                       -----------  ------------- ------------
     1998:
       Net sales...................... $41,080,143   $90,354,828  $131,434,971
       Cost of sales..................  27,550,956    67,977,456    95,528,412
                                       -----------   -----------  ------------
       Gross margin................... $13,529,187   $22,377,372    35,906,559
                                       ===========   ===========
       Operating expenses.............                              24,832,046
                                                                  ------------
       Operating income...............                            $ 11,074,513
                                                                  ============
       Revenues from significant
        customers:
       Customer A.....................          19%           30%
                                       ===========   ===========
       Customer B.....................          19%           10%
                                       ===========   ===========
       Customer C.....................         N/A           N/A
                                       ===========   ===========
     1997:
       Net sales...................... $17,930,924   $42,740,483  $ 60,671,407
       Cost of sales..................  13,172,587    35,204,379    48,376,966
                                       -----------   -----------  ------------
       Gross margin................... $ 4,758,337   $ 7,536,104  $ 12,294,441
                                       ===========   ===========
       Operating expenses.............                              13,857,361
                                                                  ------------
       Operating loss.................                            $(1,562,920)
                                                                  ============
       Revenues from significant
        customers:
       Customer A.....................         N/A           N/A
                                       ===========   ===========
       Customer B.....................          32%           18%
                                       ===========   ===========
       Customer C.....................         N/A            14%
                                       ===========   ===========
     1996:
       Net sales...................... $10,486,832   $36,853,618  $ 47,340,450
       Cost of sales..................   8,191,815    29,665,640    37,857,455
                                       -----------   -----------  ------------
       Gross margin................... $ 2,295,017   $ 7,187,978     9,482,995
                                       ===========   ===========
       Operating expenses.............                               8,600,191
                                                                  ------------
       Operating income...............                            $    882,804
                                                                  ============
       Revenues from significant
        customers:
       Customer A.....................         N/A           N/A
                                       ===========   ===========
       Customer B.....................         N/A            14%
                                       ===========   ===========
       Customer C.....................         N/A            17%
                                       ===========   ===========

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

  Assets by reportable segment at December 31, 1998 and 1997 are as follows:

                    Segment                    1998        1997        1996
                    -------                 ----------- ----------- -----------
     Branded............................... $20,279,475 $13,171,700 $ 1,506,970
     Off-Price and Action Sports...........  52,343,839  24,286,090  19,178,904
                                            ----------- ----------- -----------
     Operating segment assets..............  72,623,314  37,457,790  20,685,874
     Assets not attributable to segments...   6,242,872   5,974,119   5,992,670
                                            ----------- ----------- -----------
       Consolidated assets................. $78,866,186 $43,431,909 $26,678,544
                                            =========== =========== ===========

 Geographic Information

  Gographic information, based upon the country of origin, as of and for the years ended December 31, 1998, 1997 and 1996 was as follows:

                                      1998                    1997                   1996
                            ------------------------ ---------------------- ----------------------
                                         Long-Lived              Long-Lived             Long-Lived
                             Net Sales     Assets     Net Sales    Assets    Net Sales    Assets
                            ------------ ----------- ----------- ---------- ----------- ----------
   United States........... $ 96,624,709 $13,042,596 $57,266,891 $9,413,823 $39,899,399 $3,477,882
   Canada..................   34,810,262   5,547,089         --         --          --         --
   Europe..................          --          --    3,404,516     18,575   7,441,051    148,983
                            ------------ ----------- ----------- ---------- ----------- ----------
     Total................. $131,434,971 $18,589,685 $60,671,407 $9,432,398 $47,340,450 $3,626,865
                            ============ =========== =========== ========== =========== ==========

  Long-lived assets primarily represent property and equipment, goodwill, intangibles and other assets.

NOTE 19--RELATED PARTY TRANSACTIONS

  The Company is located in King of Prussia, Pennsylvania where it conducts its operations and warehouses inventory in a facility leased from the Company's Chairman and CEO (see Note 6).

  At December 31, 1998, the Company also has subordinated notes payable outstanding with its Chairman and CEO (see Note 5).

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

NOTE 20--FINANCIAL INSTRUMENTS

  The Company uses derivative financial instruments to manage the impact of foreign exchange rate changes on earnings and cash flows. The Company does not enter into financial instruments for trading or speculative purposes. The counterparties to these contracts are major financial institutions with high credit ratings and the Company does not have significant exposure to any one counterparty. Management believes the risk of loss is remote and in any event would be immaterial.

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES

  As part of its foreign exchange risk management strategy, the Company uses forward exchange contracts to minimize currency risk on anticipated inventory purchases and cash flows from collections of accounts receivable. The terms of these contracts are typically from one to three months. From time to time during 1998, the Company entered into several forward currency exchange contracts with one of its main lending banks, accounted for as direct hedges on certain of its accounts payable exposures in Swiss Francs, German Marks and British Pounds. All gains and losses from such contracts are recognized in cost of sales as the related inventories are sold. The Company had the following amounts outstanding, which approximate fair market values, related to these contracts as of December 31, 1998:

                                                                    December 31,
                                                                        1998
                                                                    ------------
        U.S. Dollars/British Pounds................................  $  822,793
        U.S. Dollars/German Marks..................................     234,949
        U.S. Dollars/Swiss Francs..................................      23,625
                                                                     ----------
          Total....................................................  $1,081,367
                                                                     ==========

  These contracts mature in January through March of 1999.

  During November 1998, the Company also entered into a series of forward currency contracts for in the aggregate approximately 7,000,000 Canadian Dollars with one of its main lending banks, accounted for as direct hedges on certain U.S. Dollar denominated accounts receivable collection exposures. The Company had $2,689,384 of these contracts outstanding at December 31, 1998, which approximates fair market value. These contracts mature in January and February of 1999. The deferred gains or losses on these contracts at December 31, 1998 were not material.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf on the date indicated by the undersigned thereunto duly authorized.


                                          Global Sports, Inc.
Date: March 30, 1999
                                                    /s/ Michael G. Rubin
                                          By: ----------------------------------
                                                      Michael G. Rubin
                                                Chairman and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                         Capacity                 Date
              ---------                         --------                 ----

       /s/ Michael G. Rubin            Chairman and Chief           March 30, 1999
--------------------------------------  Executive Officer
           Michael G. Rubin

        /s/ Steven A. Wolf             Chief Financial Officer      March 30, 1999
--------------------------------------
            Steven A. Wolf

     /s/ Kenneth J. Adelberg           Director                     March 30, 1999
--------------------------------------
         Kenneth J. Adelberg

         /s/ Harvey Lamm               Director                     March 30, 1999
--------------------------------------
             Harvey Lamm

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                           Additions
                                     ---------------------
                         Balances at Charged to Charged to                     Balances at
                          Beginning  Costs and    Other                          End of
      Description         of Period   Expenses   Accounts      Deductions        Period
      -----------        ----------- ---------- ----------     ----------      -----------
Year ended December 31,
 1998:
  Allowance for doubtful
   accounts.............  $743,223    104,452    413,877(/2/)   (332,859)(/1/)  $928,693
Year ended December 31,
 1997:
  Allowance for doubtful
   accounts.............  $279,682    507,146    121,315(/3/)   (164,920)(/1/)  $743,223
Year ended December 31,
 1996:
  Allowance for doubtful
   accounts.............  $122,887    250,845        --          (94,050)(/1/)  $279,682

--------
(/1/)Accounts written off against the allowance.
(/2/)Transfers from other reserves.
(/3/)Balances acquired from RYKA, Inc.