Form 10-K/A
period 1998-12-31
GLOBAL SPORTS INC
filed 1999-04-07
CIK 828750

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------

                                  FORM 10-K/A

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to
      ______________.

      Commission file number 0-16611

                              GLOBAL SPORTS, INC.
            (Exact name of registrant as specified in its charter)


          DELAWARE                                  04-2958132
  (State or other jurisdiction         (I.R.S. employer identification no.)
of incorporation of organization)



              555 SOUTH HENDERSON ROAD, KING OF PRUSSIA, PA 19406
         (Address of principal executive offices, including zip code)

                                (610)768-0900
                    (Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:


       Title of Each Class             Name of Each Exchange on Which Registered
       -------------------             -----------------------------------------
Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of the close of business on March 15, 1999, was approximately $49,758,283.(1) There were 12,039,753 shares of the registrant's Common Stock outstanding as of the close of business on March 15, 1999.

                      -------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE
  (Specific sections incorporated are identified under applicable items herein)

Certain exhibits from the registrant's prior filings under the Securities Exchange Act of 1934 and registration statements under the Securities Act of 1933 are incorporated by reference as Exhibits in Part IV of this report.
-------------
(1) This equals the number of outstanding shares of the registrant's Common Stock reduced by the number of shares that may be deemed beneficially owned by the registrant's officers, directors and shareholders owning in excess of 10% of the registrant's Common Stock, multiplied by the last reported sale price for the registrant's Common Stock on March 15, 1999. This information is provided solely for record keeping purposes of the Securities and Exchange Commission and shall not be construed as an admission that any officer, director or 10% shareholder in the registrant is an affiliate of the registrant or is the beneficial owner of any such shares. Any such inference is hereby disclaimed.

================================================================================

               AMENDMENT NO. 1 TO THE ANNUAL REPORT ON FORM 10-K

                     For the Year Ended December 31, 1998

The undersigned Registrant hereby amends the following portions of its Annual Report on Form 10-K for the year ended December 31, 1998, as set forth below:

(i) "Consent of Independent Auditors" is added as Exhibit Number 23.1 and is filed with this Form 10-K/A.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf on the date indicated by the undersigned thereunto duly authorized.




                                                      GLOBAL SPORTS, INC.


Date:     April 5, 1999                     By:     /s/ Michael G. Rubin
     ------------------------                  ---------------------------------
                                                        Michael G. Rubin,
                                            Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                Capacity                  Date
             ---------                --------                  ----

/s/ Michael G. Rubin        Chairman and Chief Executive    April 5, 1999
-------------------------   Officer                         --------------------
Michael G. Rubin

/s/ Steven A. Wolf          Chief Financial Officer         April 5, 1999
-------------------------                                   --------------------
Steven A. Wolf

/s/ Kenneth J. Adelberg     Director                        April 5, 1999
-------------------------                                   --------------------
Kenneth J. Adelberg

/s/ Harvey Lamm             Director                        April 5, 1999
-------------------------                                   --------------------
Harvey Lamm