Form 10-Q
period 1999-03-31
GLOBAL SPORTS INC
filed 1999-05-18
CIK 828750

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

================================================================================


                                                     FORM 10-Q


              (Mark One)
                   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1999.
              or
                   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _______to _______.


                      Commission File Number 0-16611

                               GLOBAL SPORTS, INC.
             (Exact name of registrant as specified in its charter)

                               DELAWARE 04-2958132
 (State or other jurisdiction (I.R.S. Employer of incorporation or organization)
                             Identification Number)


                555 S. HENDERSON ROAD, KING OF PRUSSIA, PA 19406
                    (Address of principal executive offices)
                                   (Zip Code)


                                  610-768-0900
                         (Registrant's telephone number,
                              including area code)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 14, 1999:

        Common Stock, $.01 par value                            12,116,253
        ------------------------------                      -------------------
             (Title of each class)                          (Number of Shares)

--------------------------------------------------------------------------------

                               GLOBAL SPORTS, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS



                                                                                                                 PAGE
                                                                                                       -----------
PART I -- FINANCIAL INFORMATION
Item 1.           Financial Statements:
                  Condensed Consolidated Balance Sheets
                           as of March 31, 1999 and December 31, 1998                                              3
                  Condensed Consolidated Statements of Operations
                           for the three-month periods ended March 31, 1999 and 1998                               4
                  Condensed Consolidated Statements of Cash Flows
                           for the three-month periods ended March 31, 1999 and 1998                               5
                  Notes to Condensed Consolidated Financial                                                        6
                  Statements
Item 2.           Management's Discussion and Analysis of Results of Operations
                           and Financial Condition                                                               11
Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                     15

PART II -- OTHER INFORMATION
Item 1.           Legal Proceedings                                                                              16
Item 2.           Changes in Securities and Use of Proceeds                                                      16
Item 3.           Defaults on Senior Securities                                                                  16
Item 4.           Submission of Matters to a Vote of Security Holders                                            16
Item 5.           Other Information                                                                              16

SIGNATURES                                                                                                       17



PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                                       GLOBAL SPORTS, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   MARCH 31,                DECEMBER 31,
                                                                                      1999                      1998
                                                                             -----------------------   ------------------------
                                                                                  (Unaudited)
                                    ASSETS
 Current assets:
           Cash and cash equivalents                                                   $    619,906               $    856,085
           Accounts receivable, net of allowance for doubtful
                    accounts of $919,222 in 1999 and $928,693 in 1998                    40,592,316                 36,782,732
           Inventory                                                                     17,472,869                 20,954,168
           Prepaid expenses and other current assets                                      3,510,779                  1,435,744
                                                                             -----------------------   ------------------------
                    Total current assets                                                 62,195,870                 60,028,729
  Property and equipment, net of accumulated depreciation
           and amortization                                                               4,420,670                  4,385,906
  Goodwill and intangibles, net of accumulated amortization                              13,929,700                 14,174,127
  Other assets                                                                              261,252                    277,424
                                                                             -----------------------   ------------------------
           Total assets                                                               $  80,807,492              $  78,866,186
                                                                             =======================   ========================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
           Current portion - notes payable, banks                                     $  34,469,902              $  14,529,576
           Current portion - notes payable, other                                           711,933                    712,815
           Current portion - capital lease obligation, related party                        131,111                    127,966
           Accounts payable and accrued expenses                                         21,132,565                 21,223,798
           Subordinated notes payable                                                     3,305,143                  3,804,906
                                                                             -----------------------   ------------------------
                    Total current liabilities                                            59,750,654                 40,399,061
  Notes payable, banks                                                                      289,712                 19,106,535
  Notes payable, other                                                                    2,347,731                  2,493,743
  Capital lease obligation, related party                                                 2,147,284                  2,181,265
  Mandatorily redeemable preferred stock                                                        100                        100
  Commitments and contingencies
  Stockholders' equity:
           Preferred stock, $0.01 par value, 1,000,000 shares
               authorized; 10,000 shares issued as mandatorily
               redeemable preferred stock                                                        --                         --
           Common stock, $0.01 par value, 20,000,000 shares
               authorized, 13,109,348 and 12,994,464 shares issued in
               1999 and 1998;
               12,040,262 and 11,925,378 shares outstanding in 1999 and 1998                131,093                    129,947
           Additional paid in capital                                                    15,737,522                 14,624,541
           Accumulated other comprehensive income                                                --                   (47,431)
           Retained earnings                                                                617,213                    192,242
                                                                             -----------------------   ------------------------
                                                                                         16,485,828                 14,899,299
  Less: Treasury stock, at cost                                                             213,817                    213,817
                                                                             -----------------------   ------------------------
                    Total stockholders' equity                                           16,272,011                 14,685,482
                                                                             -----------------------   ------------------------
                    Total liabilities and stockholders' equity                        $  80,807,492              $  78,866,186
                                                                             =======================   ========================


The accompanying notes are an integral part of these condensed financial statements.


                                       GLOBAL SPORTS, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                     -----------------------------------------
                                                                            1999                  1998
                                                                       ----------------    -------------------

Net sales                                                                 $ 33,723,869           $ 28,148,378
                                                                            33,723,869
                                                                       ----------------    -------------------

Costs and expenses:
   Cost of goods sold                                                       24,311,632             20,023,899
   Selling, general and administrative expense                               8,900,124              5,380,723
                                                                       ----------------    -------------------
                                                                            33,211,756             25,404,622
                                                                       ----------------    -------------------

Operating income                                                               512,113              2,743,756

Other (income) expense:
   Interest expense, net                                                       847,464                619,271
   Other, net                                                                 (74,889)               (57,088)
                                                                       ----------------    -------------------
                                                                               772,575                562,183
                                                                       ----------------    -------------------

Income (loss) before income taxes                                            (260,462)              2,181,573
Provision for (benefit from) income taxes                                    (685,433)                650,000
                                                                       ----------------    -------------------

Net income                                                                  $  424,971           $  1,531,573
                                                                       ================    ===================

Basic earnings per share                                                    $      .04           $        .15
                                                                       ================    ===================


Diluted earnings per share                                                  $      .03           $        .14
                                                                      ================     ===================







The accompanying notes are an integral part of these condensed financial statements.


                                       GLOBAL SPORTS, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                                   THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                        -----------------------------------------
                                                                                               1999                  1998
                                                                                        -------------------    ------------------
Cash Flows from Operating Activities:
Net income                                                                                      $  424,971          $ 1,531,573
Adjustments to reconcile net income to net cash
         used in operating activities:
                  Depreciation and amortization                                                    430,759              272,388
                  Provision for losses on accounts receivable                                       60,674            (175,077)
                  Warrant expense                                                                  398,266                   --
         Changes in operating assets and liabilities:
         Accounts receivable                                                                   (3,870,258)          (5,253,350)
         Inventory                                                                               3,481,299            (919,151)
         Prepaid expenses and other current assets                                               (660,768)              214,994
         Other assets                                                                               46,172               40,293
         Accounts payable and accrued expenses                                                 (1,220,424)            2,762,827
                                                                                        -------------------    -----------------

         Net cash used in operating activities                                                   (909,309)          (1,525,503)
                                                                                        -------------------    -----------------

Cash Flows from Investing Activities:
         Capital expenditures                                                                    (221,096)             (45,449)
                                                                                        -------------------    -----------------

                  Net cash used in investing activities                                          (221,096)             (45,449)
                                                                                        -------------------    -----------------

Cash Flows from Financing Activities:
         Net borrowings under lines of credit                                                    1,130,519            2,491,044
         Repayments of capital lease obligation                                                   (30,836)             (27,982)
         Repayments of notes payable                                                             (153,910)                   --
         Proceeds from issuance of common stock                                                    478,216                1,920
         Costs of debt issuance                                                                   (30,000)                   --
         Repayments on subordinated debt                                                         (499,763)                   --
                                                                                        -------------------    -----------------

                  Net cash provided by financing activities                                        894,226            2,464,982
                                                                                        -------------------    -----------------

Effect of exchange rate on cash and cash equivalents                                                    --                2,671
                                                                                        -------------------    -----------------

Net increase (decrease) in cash and cash equivalents                                             (236,179)              896,701

Cash and cash equivalents, beginning of period                                                     856,085               98,881
                                                                                        -------------------    -----------------

Cash and cash equivalents, end of period                                                        $  619,906           $  995,582
                                                                                        ===================    =================



The accompanying notes are an integral part of these condensed financial statements.

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

================================================================================

NOTE 1 - BASIS OF PRESENTATION

Global Sports, Inc. ("Global" or the "Company"), a Delaware corporation, is a diversified sporting goods company consisting of three divisions: Global Sports Interactive, the Branded division and the Off-Price and Action Sports division. Global Sports Interactive is an e-Commerce company that is in the process of developing the internet businesses of several sporting goods retailers. The Branded division designs and markets the RYKA and Yukon footwear brands. The Off-Price and Action Sports division is a leading third-party distributor and make-to-order marketer of off-price footwear, apparel and sporting goods.

On  December  15,  1997,   the  Company   consummated  a   reorganization   (the
"Reorganization") among RYKA Inc. ("RYKA"), KPR Sports International, Inc. ("KPR"), Apex Sports International, Inc., MR Management, Inc. (the last three companies collectively referred to as the "KPR Companies"), and Michael G. Rubin, the former sole shareholder of the KPR Companies and now the Chairman and Chief Executive Officer of the Company. Immediately after the Reorganization, Mr. Rubin then owned approximately 78% of the outstanding voting power of the Company. Accordingly, the Reorganization was accounted for as a reverse purchase under generally accepted accounting principles pursuant to which the KPR Companies were considered to be the acquiring entity and the Company was the acquired entity for accounting purposes, even though the Company was the surviving legal entity. As a result of this reverse purchase accounting treatment, (i) the historical financial statements presented for periods prior to the date of the Reorganization are no longer the historical financial statements of RYKA; (ii) the historical financial statements for periods prior to the date of the Reorganization are those of the KPR Companies, (iii) all references to the historical financial statements of the Company apply to the historical financial statements of the KPR Companies prior to and subsequent to the Reorganization, and (iv) any references to RYKA apply solely to that company and its financial statements prior to the Reorganization.

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

Certain 1998 balances have been reclassified to conform with the 1999 financial statement presentation.

This quarterly report should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements as of December 31, 1998 as presented in the Company's Annual Report on Form 10-K.

NOTE 2 - DEBT

Notes Payable, Banks

Under its primary loan agreement, as subsequently amended (the "Loan Agreement"), the Company has access to a combined credit facility of
$40,000,000, which is comprised of the KPR Companies' credit facility of $35,000,000 and RYKA's credit facility of $5,000,000. The term of the Loan Agreement is five years expiring on November 19, 2002. The KPR Companies and RYKA have an interest rate choice of prime plus 1/4% or LIBOR (Adjusted Eurodollar Rate) plus two hundred seventy-five basis

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

================================================================================

points. Under the Loan Agreement, both the KPR Companies and RYKA may borrow up to the amount of their revolving line based upon 85% of their eligible accounts receivable and 65% of their eligible inventory, as those terms are defined in the Loan Agreement. The Loan Agreement also includes 50% of outstanding import letters of credit as collateral for borrowing.

In addition to the revolving lines of credit described above, the lender will over-advance to the Company an additional $3,000,000, over the existing collateral, for additional import letters of credit needed for seasonal production of new merchandise for the Spring 1999 and Fall 1999 seasons.

Among other things, the Loan Agreement, as amended, requires the KPR Companies and RYKA to achieve annual earnings before interest, taxes, depreciation and amortization ("EBITDA") of $5,000,000 and it limits the Company's ability to incur additional indebtedness, make payments on subordinated indebtedness, make capital expenditures, sell assets, and pay dividends. At March 31, 1999, the Company was not in compliance with the EBITDA covenant. The Company obtained a waiver from the bank with respect to this covenant. Because there can be no assurance that the Company will be in compliance with this covenant for any period subsequent to March 31, 1999, the Company has classified the amounts outstanding under this line as a current liability. The Company plans to enter into negotiations with its lender to modify the terms of the Loan Agreement to return itself to compliance.

At March 31, 1999, the aggregate amount outstanding under this line was $24,442,675. At March 31, 1999, based on available collateral and outstanding import letters of credit commitments, an additional $116,792 (including the seasonal over-advance) was available on this line for borrowing. The total interest incurred in connection with this facility was $491,505 for the three-month period ending March 31, 1999.

The Company has an additional line of credit of approximately $20,000,000 for use by the Gen-X Companies, which is available for either direct borrowing or for import letters of credit. The loan bears interest at prime plus one half percent and is secured by a general security agreement covering substantially all of the Gen-X Companies' assets. At March 31, 1999, draws of $10,000,000 plus net bank overdrafts of $173,607 were committed under this line and, based on available collateral and outstanding import letters of credit commitments, an additional $4,331,613 was available for borrowing. The total interest expense incurred in connection with this facility was $226,232 for the three-month period ending March 31, 1999.

Notes payable, banks also includes a mortgage note secured by land and building in Ontario, Canada of $316,939, of which $27,227 is classified as current. The mortgage note bears interest at the bank's cost of funds plus 2.5% and matures on August 15, 2009. For the three-month period ending March 31, 1999, interest expense included $8,298 related to this mortgage note.

Notes Payable, Other

Other debt related to the Gen-X Companies includes an outstanding loan payable for $1,500,000, of which $400,000 is classified as current. The original loan of $2,000,000 is repayable in equal quarterly installments of $100,000, which commenced on March 31, 1998, and bears interest at the prime lending rate.

Notes payable, other also includes $1,000,000 of promissory notes payable to the former shareholders of Lamar. The notes are payable in five equal annual installments and bear interest at 6% per annum. At March 31, 1999, $200,000 of such notes is classified as current. At the time of the acquisition, Lamar also executed a note payable in the principal amount of $553,447, plus $74,954 in accrued interest, for amounts owed to a shareholder. This note, which was assumed by the Company in the acquisition of Lamar, is payable in five equal annual installments and bears interest at 6% per annum. The amount currently outstanding on this note is $559,664, of which $111,933 is classified as current.

Subordinated Notes Payable

At March 31, 1999, the Company had $1,805,841 in outstanding subordinated notes payable held by its Chairman and CEO, plus accrued interest on such notes of $49,389 recorded in accrued expenses. This debt consisted primarily of a note representing undistributed Subchapter S corporation retained earnings previously taxed to him as the sole shareholder of the KPR Companies prior to the Reorganization. Interest accrues on such notes at the Company's choice of prime plus 1/4% or LIBOR (Adjusted Eurodollar Rate) plus two hundred seventy-five basis points. At March 31, 1999, the interest rate on these notes was 8 1/4% and

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

================================================================================

interest recorded during the three-month period ending March 31, 1999 was $36,735. Based on its Loan Agreement, the Company is permitted to make continued regular payments of interest on the subordinated debt and to further reduce principal on a quarterly basis, commencing subsequent to the first quarter of 1998, in an amount up to 50% of the cumulative consolidated net income of the Company. During 1998, aggregate principal payments of $250,000 were made. No payments on this subordinated debt have been made to date in 1999.

Upon closing the acquisition of the Gen-X Companies, several subordinated notes payable were executed with the former shareholders of the Gen-X Companies for an aggregate of $1,999,065 which is payable upon the earlier of the Company raising certain additional capital or in four equal consecutive quarterly payments beginning March 31, 1999. The first quarterly payment of $499,763 was made on March 31, 1999. This note bears interest at 7% until December 31, 1998 and the prime lending rate thereafter. For the three-month period ending March 31, 1999, interest expense included $10,577 related to these notes.

NOTE 3 - RELATED PARTIES

The Company is located in King of Prussia, Pennsylvania where it conducts a significant portion of its operations and warehouses inventory in a facility leased from the Company's Chairman and CEO. The lease has been accounted for as a capital lease, which resulted in $57,013 recorded to interest expense for the three-month period ended March 31, 1999. At March 31, 1999, the Company's investment in the capital lease was $1,955,747, which is included in property and equipment.

The Company also has subordinated notes payable outstanding with its Chairman and CEO, as referred to in Note 2 above.

NOTE 4 - EARNINGS PER SHARE

Earnings per share for all periods have been computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing the net income by the weighted average number of shares outstanding during the year, assuming dilution by outstanding common stock options and warrants.

The amounts used in calculating earnings per share data are as follows:

                                                       THREE MONTHS ENDED
                                                               MARCH 31,
                                                --------------------------------
                                                     1999              1998
                                                ---------------- ---------------

         Net income                                  $  424,971      $ 1,531,573
                                                ================ ===============
         Weighted average shares
                  outstanding - basic                12,018,517       10,418,198
         Dilutive common stock options                  584,269          107,060
         Dilutive common stock warrants                 173,868           49,400
                                                ---------------- ---------------
         Weighted average shares
                  outstanding - diluted              12,776,654       10,574,658
                                                ================ ===============
         Outstanding common stock
                options having no
                  dilutive effect                        98,404          205,675
                                                ================ ===============
         Outstanding common stock
                warrants having no
                  dilutive effect                        35,566          203,034
                                                ================ ===============


NOTE 5 - COMMITMENTS  AND  CONTINGENCIES

Purchase  Commitments

As  of  March  31,  1999,   outstanding   purchase  commitments  exist  totaling
$5,278,643, for which commercial import letters of credit have been issued.

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

================================================================================

Employment Agreements

At March 31, 1999, the Company has employment agreements with several of its officers for an aggregate annual base salary of $1,178,000 plus bonus and increases in accordance with the terms of the agreements. Terms of such contracts range from three to five years and are subject to automatic annual extensions.

E-Commerce

At March 31, 1999, the Company has contractually committed to develop the internet businesses of several sporting goods retailers. The Company's failure to meet these commitments could result in a forfeiture of the contracts and the exclusive rights to certain future internet business.

NOTE 6 - COMPREHENSIVE INCOME

Comprehensive income for the three-month periods ended March 31, 1999 and 1998 was as follows:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                 -------------------------------
                                                       1999               1998
                                                 ------------------  -----------

          Net income                                    $  424,971  $  1,531,573
          Foreign currency translation                      47,431         2,671
               adjustment
                                                 ------------------  -----------
          Comprehensive income                          $  472,402   $ 1,534,244
                                                 ==================  ===========


NOTE 7 - BUSINESS SEGMENTS

The Company's reportable segments include the Branded segment, the Off-Price and Action Sports segment and the E-Commerce segment. Under the Branded segment, the Company designs, develops and markets each of its footwear brands to appeal to a targeted consumer group. Brands offered by the Company include the RYKA and Yukon brands and are primarily sold to athletic footwear stores, sporting goods stores, department stores and independent retailers. Under the Off-Price and Action Sports segment, the Company purchases manufacturers' closeout merchandise, overstocks and canceled orders, as well as excess inventories of athletic, outdoor and casual footwear, athletic apparel and sporting goods from retailers, for resale to retailers principally in the United States and Canada. The Company resells this merchandise to sporting goods stores, off-price specialty stores, department stores, family footwear stores, and independent retailers. The Company also designs and distributes special make-up snowboards and other sport-related merchandise for selected retailers under its Off-Price and Action Sports segment. Under the E-Commerce segment, the Company is in the process of developing the internet businesses of several sporting goods retailers.

Information by operating segment is as follows:

                                             Branded            Off-Price &                               Consolidated
                                                               Action Sports          E-Commerce              Total
                                         ----------------     -----------------     ----------------      ------------------
Three Months Ended March 31,  1999:
          Net sales                          $13,158,203          $ 20,565,666                   --            $ 33,723,869
          Cost of sales                        8,900,764            15,410,868                   --              24,311,632
                                         ----------------     -----------------     ----------------      ------------------
          Gross margin                       $ 4,257,439          $  5,154,798                   --               9,412,237
                                         ================     =================
          Operating expenses                                                             $  954,078               8,900,124
                                                                                    ----------------      ------------------
          Operating income                                                              $ (954,078)              $  512,113
                                                                                    ================      ==================

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

================================================================================



                                                                Off-Price &                                   Consolidated
                                             Branded           Action Sports         E-Commerce                 Total
                                         ----------------     -----------------     ----------------      ------------------
Three Months Ended March 31,  1998:
          Net sales                          $ 7,341,646          $ 20,806,733                   --            $ 28,148,379
          Cost of sales                        4,841,975            15,181,924                   --              20,023,899
                                         ----------------     -----------------     ----------------      ------------------
          Gross margin                       $ 2,499,671          $  5,624,809                   --               8,124,480
                                         ================     =================
          Operating expenses                                                                     --               5,380,723
                                                                                    ----------------      ------------------
          Operating income                                                                       --             $ 2,743,757
                                                                                    ================      ==================

Assets by reportable segment at March 31, 1999 and December 31, 1998 are as follows:

       Segment                                               March 31, 1999            December 31, 1998
       ------------                                      ------------------------    ----------------------
       Branded                                                      $ 23,862,101              $ 20,279,475
       Off-Price and Action Sports                                    48,940,168                52,343,839
       E-Commerce                                                             --                        --
                                                         ------------------------    ----------------------
                Operating segment assets                              72,802,269                72,623,314
       Assets not attributable to segments                             8,005,223                 6,242,872
                                                         ------------------------    ----------------------
                Consolidated assets                                 $ 80,807,492              $ 78,866,186
                                                         ========================    ======================


NOTE 8 - SUBSEQUENT EVENT

On  May  10,  1999,  the  Company  announced  a  new  division,   Global  Sports
Interactive. This e-Commerce division is in the process of developing the internet businesses of several other major sporting goods retailers.

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

STRATEGIC BUSINESS DEVELOPMENTS

Effective May 12, 1998, the Company acquired Gen-X Holdings Inc. and Gen-X Equipment Inc. (collectively, the "Gen-X Companies") in a purchase transaction. The Company's reported results of operations include those of the Gen-X Companies only for periods subsequent to the date of acquisition.

On  May  10,  1999,  the  Company  announced  a  new  division,   Global  Sports
Interactive. This e-Commerce division is in the process of developing the internet businesses of several other major sporting goods retailers.

RESULTS OF OPERATIONS

The Three-Month Period Ended March 31, 1999 Compared to The Three-Month Period Ended March 31, 1998

The following table sets forth, for the periods indicated, the relative percentages that certain items in the Company's Statements of Operations bear to net sales:


                                            THREE MONTHS ENDED MARCH 31,
                      --------------------------------------------------------------------------
                                    1999                                    1998
                      ---------------------------------       ----------------------------------
                             $          % of Sales                   $             % of Sales
                      ----------------  ---------------       -----------------  ---------------
Net sales                $ 33,723,869           100.0%             $28,148,378           100.0%
                      ----------------  ---------------       -----------------  ---------------
Cost & expenses:
Cost of
goods sold                 24,311,632            72.1%              20,023,899            71.1%
Operating
expense                     8,900,124            26.4%               5,380,723            19.1%
                      ----------------  ---------------       -----------------  ---------------
Operating income              512,113             1.5%               2,743,756             9.8%

Other expense,
net                           772,575             2.3%                 562,183             2.0%
                      ----------------  ---------------       -----------------  ---------------
Income (loss) before
income taxes                 (260,462)           (0.8)%               2,181,573             7.8%
Provision for
(benefit from)
income taxes                 (685,433)           (2.0)%                650,000             2.3%
                      ----------------  ---------------       -----------------  ---------------
Net income                 $  424,971             1.2%              $1,531,573             5.5%
                      ================  ===============       =================  ===============

Net Sales

Net sales for the first quarter of 1999 increased by $5.6 million, or 20%, to $33.7 million compared to net sales of $28.1 million in the first quarter of 1998. Net sales for the Branded division, which includes the RYKA and Yukon brands, were approximately $13.2 million for the first quarter of 1999, a 79% increase from the prior year's quarter and both brands experienced double-digit increases over the same quarter in the prior year. Sales for the Off-Price and Action Sports division were $20.6 million for the first quarter of 1999. This division experienced an unusually large, high margin sale in the first quarter of 1998 which was the result of a one-time, opportunistic purchase that management did not expect to repeat in 1999.

Cost of Goods Sold/Gross Margin

Gross margin for the first quarter of 1999 decreased to 27.9% from 28.9% for the same quarter in the prior year. The Branded and Off-Price and Action Sports divisions both experienced declines in gross margin over the prior year's quarter. The Branded division's margins were down as a result of a shift of revenues to the larger national chains, which is consistent with the trends in the sporting goods retail sector. These larger chains typically require price breaks above certain volume levels and have a generally higher discount structure. The decrease in the Off-Price and Action Sports division margins are the result of management's continued efforts to reduce off-price inventory levels, as well as the unusually high margin sale in the first quarter of 1998 referred to above.

Operating Expense

As a percentage of net sales, operating expense for the first quarter of 1999 increased to 26.4% from 19.1% in the prior year's quarter. In absolute dollars, operating expense increased by $3.5 million, or 65%, to $8.9 million in the first quarter of 1999 from $5.4 million over the prior year's quarter. A substantial portion of this increase is attributable to the Company's expenditures for its new e-Commerce business, Global Sports Interactive. Included in operating expense for the first quarter of 1999 is approximately $1.0 million in expenses related to management salaries, web site development and related travel expenses. The increase in operating expense also shows management's continued commitment to investing in the Branded division, with a strengthening of the production and sourcing function and increased marketing and advertising. First quarter 1999 operating expense was also impacted by incremental overhead of $1.5 million related to the Gen-X Companies acquired in May of 1998.

Other Expense, Net

Other expense, net increased by $.2 million, or 37%, to $.8 million in the first quarter of 1999 from $.6 in the prior year's quarter. Interest charges have increased due to increases in general business levels and the Company's assumption of the Gen-X Companies' credit line as part of the acquisition. These increases were partially offset by substantial reductions in the Company's average borrowing costs.

Income Taxes

The income tax benefit of $685,433 for the first quarter of 1999 results from a consolidated loss before income taxes. The consolidated loss before income taxes is comprised of income before income taxes generated by a foreign subsidiary which is taxed at a lower rate offset by losses before income taxes generated by certain other subsidiaries which are taxed at higher rates.

FINANCIAL CONDITION

Cash Flows

Historically, the operations of the Company have been financed by a combination of internally generated resources, equity transactions, subordinated borrowings, annual increases in the size of the bank credit facility and seasonal over-advances. Increases in the bank credit facilities for the KPR Companies and RYKA were required to fund the Company's increased investment in accounts receivable and inventory necessary to support the increases in revenue. As of March 31, 1999, the Company had net working capital of $2,445,216. The Company used $909,309 in cash flows from operating activities for the three months ended March 31, 1999, whereas in the same period of the prior year the Company used $1,525,503 in cash flows from operating activities.

Liquidity

Under its primary loan agreement, as subsequently amended (the "Loan Agreement"), the Company has access to a combined credit facility of $40,000,000. The term of the Loan Agreement is five years. The loans have an interest rate choice of prime plus 1/4% or LIBOR (Adjusted Eurodollar Rate) plus two hundred seventy-five basis points. Under this credit facility, both the KPR Companies and RYKA may borrow up to the amount of their revolving line based upon 85% of their eligible accounts receivable and 65% of their eligible inventory, as those terms are defined in the Loan Agreement. The Loan Agreement also includes 50% of outstanding import letters of credit as collateral for borrowing.

In addition to the revolving lines of credit described above, the lender will over-advance to the Company an additional $3,000,000, over the existing collateral, for additional import letters of credit needed for seasonal production of new merchandise for the Spring 1999 and Fall 1999 seasons.

Among other things, the Loan Agreement, as amended, requires the KPR Companies and RYKA to achieve annual earnings before interest, taxes, depreciation and amortization ("EBITDA") of $5,000,000 and it limits the Company's ability to incur additional indebtedness, make payments on subordinated indebtedness, make capital expenditures, sell assets, and pay dividends. At March 31, 1999, the Company was not in compliance with the EBITDA covenant. The Company obtained a waiver from the bank with respect to this covenant. Because there can be no assurance that the Company will be in compliance with this covenant for any period subsequent to March 31, 1999, the Company has classified the amounts outstanding under this line as a current liability. The Company plans to enter into negotiations with its lender to modify the terms of the Loan Agreement to return itself to compliance.

At March 31, 1999, the aggregate outstanding under this line was $24,442,675. At March 31, 1999, based on available collateral and outstanding import letters of credit commitments, an additional $116,792 (including the seasonal over-advance) was available on this line for borrowing.

The Company has an additional line of credit of approximately $20,000,000 for use by the Gen-X Companies, which is available for either direct borrowing or for import letters of credit. The loan bears interest at prime plus one half percent and is secured by a general security agreement covering certain of the Gen-X Companies' assets. At March 31, 1999, draws of approximately $10,000,000 plus net bank overdrafts of $173,607 were committed under this line and, based on available collateral and outstanding import letters of credit commitments, an additional $4,331,613 was available on this line for borrowing.

As of the closing of the Loan Agreement, the KPR Companies owed Michael Rubin, its Chairman and CEO, subordinated debt of $3,055,841 which is comprised of (i) a loan from Mr. Rubin to the KPR Companies in the principal amount of $851,440, plus accrued and unpaid interest on such loan of $180,517 through October 31, 1997 and (ii) a note in the principal amount of $2,204,401 representing undistributed Subchapter S corporation retained earnings previously taxed to him as the sole shareholder of the KPR Companies. No interest accrued on the note representing Subchapter S corporation earnings until December 15, 1997 at which time the interest began to accrue on such note at a choice of prime plus 1/4% or LIBOR (Adjusted Eurodollar Rate) plus two hundred seventy-five basis points. The Loan Agreement and the related Subordination Agreement allowed the Company to repay Mr. Rubin $1,000,000 of the subordinated debt principal and the accrued interest of $180,517 at the time of the closing of the Loan Agreement or within five days thereafter, subject to there being $2,000,000 of availability under the KPR Companies' credit line after taking into account such payments. Such payments were made to Mr. Rubin on November 26, 1997. In addition, the Loan Agreement and the Subordination Agreement permit the KPR Companies to make continued regular payments of interest on the subordinated debt and to further reduce principal on a quarterly basis, commencing with the first quarter of 1998, in an amount up to 50% of the cumulative consolidated net income of both borrowers, reduced by net losses of the borrowers during such period. During 1998, aggregate principal payments of $250,000 were made. No payments on this subordinated debt have been made to date in 1999.

The Company has made certain commitments with respect to developing the internet businesses of several sporting goods retailers. The Company is going to have to raise significant capital to meet these commitments and to continue to support its existing Branded and Off-Price and Action Sports divisions. The Company is currently evaluating several proposals to raise additional capital and expects to raise such capital by the end of the second quarter of 1999. There are, however, no assurances that the Company will be able to raise such capital.

YEAR 2000

The Company recognizes the importance of advanced computerization in maintaining and improving its level of service, internal and external communication and overall competitive position. The Company maintains a management information system that provides, among other things, comprehensive customer order processing, inventory, production, accounting and management information for the marketing, selling, manufacturing and distribution functions of the Company's business. The Company has created a Year 2000 project team which is coordinating efforts to evaluate, identify, correct or reprogram, and test the Company's existing systems Year 2000 compliance. The Company is currently enhancing its key information systems to improve their functionality and increase performance. These upgrades will also make these applications Year 2000 compliant. The Company expects to finish this upgrade prior to the end of the second quarter of 1999 and does not expect the costs of such steps to have a material impact on the Company's results of operations, financial position, liquidity or capital resources. The Company is in the process of developing a contingency plan in the event that the above modifications do not result in Year 2000 compliance. In addition to making its own systems Year 2000 compliant, the Company is in the process of contacting its key suppliers and customers to determine the extent to which the systems of such suppliers and customers are Year 2000 compliant and the extent to which the Company could be effected by the failure of such third parties to become Year 2000 compliant. The Company cannot presently estimate the impact of the failure of such third parties to become Year 2000 Compliant. See "Risk Factors - Risks Relating to Year 2000 Compliance" in the Company's most recent Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the information set forth in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

              Not Applicable.

ITEM 5.       OTHER INFORMATION

              Not Applicable.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

                10.19 Employment Agreement dated March 28, 1999 by and between the Registrant and Michael
                           Golden.

                10.40-G Consent and Amendment No. 7 to the Loan Documents by and among KPR Sports International,
                           Inc., RYKA Inc. and Foothill Capital Corporation.

                27.1 Financial data schedule for the three-month period ended March 31, 1999 (electronic filing only).

           (b)  Reports on Form 8-K

              The Company filed a Current Report on Form 8-K/A (Amendment to Form 8-K dated May 12, 1998) on February 8, 1999 containing the Gen-X Companies historical financial statements and Company pro forma financial information.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                               GLOBAL SPORTS, INC.



DATE:  May 14, 1999            By:          /s/ Michael G. Rubin
                                  ----------------------------------------------
                                                Michael G. Rubin
                                             Chairman of the Board &
                                             Chief Executive Officer

DATE:  May 14, 1999             By:         /s/ Steven A. Wolf
                                  ----------------------------------------------
                                                Steven A. Wolf
                                               Vice President &
                                           Chief Financial Officer