Form 10-Q
period 1999-06-30
GLOBAL SPORTS INC
filed 1999-08-18
CIK 828750

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

================================================================================


                                   FORM 10-Q


          (Mark One)
              [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1999.

                                      or

              [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _______to _______.

              Commission File Number 0-16611
                                     -------

                              GLOBAL SPORTS, INC.
                              ------------------
            (Exact name of registrant as specified in its charter)


               DELAWARE                                            04-2958132
               --------------------------------------------------------------
               (State or other jurisdiction                  (I.R.S. Employer
               of incorporation or organization)       Identification Number)


               555 S. HENDERSON ROAD, KING OF PRUSSIA,               PA 19406
               --------------------------------------------------------------
               (Address of principal executive offices)            (Zip Code)


                                 610-768-0900
                                 ------------
                        (Registrant's telephone number,
                             including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 12, 1999:

        Common Stock, $.01 par value                       18,373,729
        ----------------------------                   ------------------
           (Title of each class)                       (Number of Shares)

--------------------------------------------------------------------------------

                              GLOBAL SPORTS, INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1999

--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                       -------
PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets
            as of June 30, 1999 and December 31, 1998                                        3

          Condensed Consolidated Statements of Operations
            for the three- and six-month periods ended June 30, 1999 and 1998                4

          Condensed Consolidated Statements of Cash Flows
            for the six-month periods ended June 30, 1999 and 1998                           5

          Notes to Condensed Consolidated Financial Statements                          6 - 10

Item 2.   Management's Discussion and Analysis of Results of Operations
            and Financial Condition                                                    11 - 15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                        15

PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings                                                                 16

Item 2.   Changes in Securities and Use of Proceeds                                         16

Item 3.   Defaults on Senior Securities                                                     16

Item 4.   Submission of Matters to a Vote of Security Holders                               16

Item 5.   Other Information                                                                 16

Item 6.   Exhibits and Reports on Form 8K                                                   16

SIGNATURES                                                                                  17

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    JUNE 30,                DECEMBER 31,
                                                                                      1999                      1998
                                                                             -----------------------   ------------------------
                                                                                  (Unaudited)
                                    ASSETS

  Current assets:
    Cash and cash equivalents                                                     $             308            $        83,169
    Prepaid expenses and other current assets                                               766,823                    599,224
    Deferred income taxes                                                                 4,367,759                         --
    Net assets of discontinued operations                                                37,594,624                 38,718,921
                                                                             -----------------------   ------------------------
         Total current assets                                                            42,729,514                 39,401,314
  Property and equipment, net of accumulated depreciation
         and amortization                                                                 4,269,335                  2,988,714
  Other assets                                                                              232,670                    253,626
                                                                             -----------------------   ------------------------
         Total assets                                                             $      47,231,519            $    42,643,654
                                                                             =======================   ========================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Current portion - notes payable, bank                                         $      11,325,621            $            --
    Current portion - capital lease obligation, related party                               133,250                    127,966
    Accounts payable and accrued expenses                                                 3,024,079                  3,652,024
    Income taxes payable                                                                  1,658,768                  1,378,820
    Subordinated note payable                                                             1,805,841                  1,805,841
                                                                             -----------------------   ------------------------
         Total current liabilities                                                       17,947,559                  6,964,651
  Notes payable, bank                                                                            --                 18,812,156
  Convertible subordinated note payable                                                  15,000,000                         --
  Minority interest in subsidiary                                                             1,999                         --
  Capital lease obligation, related party                                                 2,113,551                  2,181,265
  Mandatorily redeemable preferred stock                                                        100                        100
  Commitments and contingencies
  Stockholders' equity:
    Preferred stock, $0.01 par value, 1,000,000 shares
     authorized; 10,000 shares issued as mandatorily
     redeemable preferred stock                                                                  --                         --
    Common stock, $0.01 par value, 60,000,000 and 20,000,000 shares authorized in 1999 and 1998, 13,251,697 and 12,994,464 shares issued in 1999 and 1998; 12,182,611 and 11,925,378 shares
     outstanding in 1999 and 1998                                                           132,457                    129,947
    Additional paid in capital                                                           18,062,147                 14,624,541
    Accumulated other comprehensive income                                                       --                    (47,431)
    Retained earnings (deficit)                                                          (5,812,477)                   192,242
                                                                             -----------------------   ------------------------
                                                                                         12,382,127                 14,899,299
  Less: Treasury stock, at cost                                                             213,817                    213,817
                                                                             -----------------------   ------------------------
         Total stockholders' equity                                                      12,168,310                 14,685,482
                                                                             -----------------------   ------------------------
         Total liabilities and stockholders' equity                                 $    47,231,519            $    42,643,654
                                                                             =======================   ========================

The accompanying notes are an integral part of these condensed financial statements.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                          JUNE 30,                                     JUNE 30,
                                          -----------------------------------------     ------------------------------------------
                                                  1999                   1998                 1999                 1998
                                          -----------------       -----------------     -----------------        -----------------
Net sales                                 $              --       $              --     $              --        $              --
                                          -----------------       -----------------     -----------------        -----------------

Costs and expenses:
   Cost of goods sold                                    --                      --                    --                       --
   General and administrative                       644,409                 694,841             1,122,553                1,368,363
   Equity compensation                            1,255,600                      --             1,653,866                       --
   Web-site development                           2,280,211                      --             2,618,933                       --
                                          -----------------       -----------------     -----------------        -----------------
                                                  4,180,220                 694,841             5,395,352                1,368,363
                                          -----------------       -----------------     -----------------        -----------------

Operating loss                                   (4,180,220)               (694,841)           (5,395,352)              (1,368,363)

Other expense:
   Interest expense, net                             99,830                  59,519               156,843                  118,411
                                          -----------------       -----------------     -----------------        -----------------
                                                     99,830                  59,519               156,843                  118,411
                                          -----------------       -----------------     -----------------        -----------------
Loss from continuing
    operations before income taxes               (4,280,050)               (754,360)           (5,552,195)              (1,486,774)
Benefit from income
    taxes                                        (1,712,020)               (301,744)           (2,220,878)                (594,710)
                                          -----------------       -----------------     -----------------        -----------------
Loss from continuing
     operations                                  (2,568,030)               (452,616)           (3,331,317)                (892,064)

Discontinued operations (Note 2):
    Income (loss) from discontinued
    operations (less income taxes in
    1999: $406,229 1998: $694,670
    1999: $582,804 1998: $1,637,636
    for the three- and six-month
    periods, respectively                          (602,155)              1,274,534               586,101                3,245,555

    Loss on disposition of discontinued
    operations (less income tax benefit
    of $559,514 for the three and six
    month periods, respectively                 (3,259,503)                     --            (3,259,503)                       --
                                          -----------------       -----------------     -----------------        -----------------
Net Income (loss)                         $      (6,429,688)      $         821,918     $      (6,004,719)       $       2,353,491
                                          =================       =================     =================        =================
Earnings (losses) per share:
 Basic -
  Loss from continuing operations         $           (0.21)      $           (0.04)    $           (0.28)       $           (0.08)
  Income (loss) from discontinued
   operations                                         (0.05)                   0.11                  0.05                     0.30
  Loss on disposition of
   discontinued operations                            (0.27)                                        (0.27)
                                          -----------------       -----------------     -----------------        -----------------
Net Income (loss)                         $           (0.53)      $            0.07     $           (0.50)       $            0.22
                                          =================       =================     =================        =================


Diluted
  Loss from continuing operations         $           (0.21)      $           (0.04)    $           (0.28)       $           (0.08)
  Income (loss) from discontinued
   operations                                         (0.05)                   0.11                  0.05                     0.29
  Loss on disposition of
   discontinued operations                            (0.27)                                        (0.27)
                                          -----------------       -----------------     -----------------        -----------------
Net Income (loss)                         $           (0.53)      $            0.07     $           (0.50)       $            0.21
                                          =================       =================     =================        =================

The accompanying notes are an integral part of these condensed financial statements.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                    SIX MONTHS ENDED
                                                                                                        JUNE 30,
                                                                                        ----------------------------------------
                                                                                               1999                  1998
                                                                                        ------------------     -----------------
Cash Flows from Operating Activities:
Net income (loss)                                                                       $       (6,004,719)    $       2,353,491
         Deduct:
              Income from discontinued operations                                                 (586,101)           (3,245,555)
              Loss on disposition of discontinued
                  operations                                                                     3,259,503                    --
                                                                                        ------------------     -----------------
Net loss from continuing operations                                                             (3,331,317)             (892,064)

Adjustments to reconcile net income (loss) to net cash
         (used in) provided by operating activities:
              Depreciation and amortization                                                        339,338
              Equity compensation                                                                1,720,016
              Changes in operating assets and liabilities:
                 Prepaid expenses and other current assets                                         304,018               (76,684)
                 Deferred income taxes                                                          (4,367,759)                   --
                 Other assets                                                                       50,956                (8,755)
                 Accounts payable and accrued expenses                                            (627,945)              498,607
                 Income taxes payable                                                              279,948             1,378,820
                                                                                        ------------------     -----------------
                 Net cash provided by (used in) continuing operations                           (5,632,745)              899,924
                 Net cash provided by (used in) discontinued operations                         (1,549,105)            2,301,291
                                                                                        ------------------     -----------------
                 Net cash provided by (used in) operating activities                            (7,181,850)            3,201,215
                                                                                        ------------------     -----------------

Cash Flows from Investing Activities:
         Capital expenditures                                                                   (1,638,678)             (126,439)
                                                                                        ------------------     -----------------

                 Net cash used in investing activities                                          (1,638,678)             (126,439)
                                                                                        ------------------     -----------------

Cash Flows from Financing Activities:
         Net repayments under lines of credit                                                   (7,486,535)           (2,733,160)
         Repayments of capital lease obligation                                                    (62,430)              (56,654)
         Repayments of subordinated-note payable                                                        --              (250,000)
         Borrowing from SOFTBANK                                                                15,000,000                    --
         Proceeds from issuance of common stock                                                  1,314,633                16,920
         Sale of minority interest in subsidiary                                                     1,999                    --
         Costs of debt issuance                                                                    (30,000)                   --
                                                                                        ------------------     -----------------

                 Net cash provided by (used by) financing activities                             8,737,667            (3,022,894)
                                                                                        ------------------     -----------------

Effect of exchange rate on cash and cash equivalents                                                    --                 1,716
                                                                                        ------------------     -----------------

Net increase (decrease) in cash and cash equivalents                                               (82,861)               53,598

Cash and cash equivalents, beginning of period                                                      83,169                58,019
                                                                                        ------------------     -----------------

Cash and cash equivalents, end of period                                                $              308     $         111,617
                                                                                        ==================     =================

The accompanying notes are an integral part of these condensed financial statements.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 1 - BASIS OF PRESENTATION

Global Sports, Inc. ("Global" or "the Company"), a Delaware corporation, is an e-Commerce company that is in the process of developing the internet businesses of several sporting goods retailers through its Global Sports Interactive subsidiary. On April 20, 1999, the Company formalized a plan to sell its other two businesses, the Branded division and the Off-Price and Action Sports division in order to focus exclusively on its e-Commerce business. See Note 2.

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

NOTE 2 - DISCONTINUED OPERATIONS

On April 20, 1999, the Company formalized a plan to sell two of its businesses, the Branded division and the Off-Price and Action Sports division, in order to focus exclusively on its e-Commerce business. The Branded division designs and markets the RYKA and Yukon footwear brands. The Off-Price and Action Sports division is a third-party distributor and make-to-order marketer of off-price footwear, apparel and sporting goods. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of these divisions have been segregated from that of continuing operations and are presented in the Company's consolidated financial statements as discontinued operations. Prior year financial statements have been restated to reflect discontinued operations. Interest expense related to the lines of credit and debt to be assumed by the successor businesses of $142,913 and $933,365 for the three- and six-month periods ended June 30, 1999, respectively, has been allocated to the pre-measurement date loss from discontinued operations. Interest expense of $572,612 for the three- and six-month periods ended June 30, 1999, respectively, has been allocated to the post-measurement date loss from discontinued operations.

The discontinued operations components of amounts reflected in the income statements and balance sheets are as follows:

                                                   For The Three Months Ended             For The Six Months Ended
                                                            June 30,                              June 30,
                                                 ------------------------------     ------------------------------------
                                                     1999             1998               1999                 1998
                                                 -----------     --------------     ---------------      ---------------
Income Statement:
    Net sales                                    $ 1,457,049     $   28,320,457     $    35,180,918      $    56,468,835
    Costs and expenses                             2,324,332         25,826,054          34,320,957           50,557,154
                                                 -----------     --------------     ---------------      ---------------
     Operating income (loss)                        (867,283)         2,494,403             859,961            5,911,681
     Other expenses                                  141,101            525,199             856,664            1,028,490
                                                 -----------     --------------     ---------------      ---------------
     Income (loss) before income taxes            (1,008,384)         1,969,204               3,297            4,883,191
     Provision for (benefit from) income taxes      (406,229)           694,670            (582,804)           1,637,636
                                                 -----------     --------------     ---------------      ---------------
     Income (loss) from discontinued operations  $  (602,155)    $    1,274,534     $       586,101      $     3,245,555
                                                 ===========     ==============     ===============      ===============

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                                                            June 30, 1999             December 31, 1998
                                                       ----------------------      -----------------------
Balance Sheet:
   Cash                                                          $  2,950,672                 $    772,916
   Accounts receivable                                             34,057,556                   36,782,732
   Inventory                                                       16,852,220                   20,954,168
   Other current assets                                             1,885,671                      836,520
                                                       ----------------------      -----------------------
      Total current assets                                         55,746,119                   59,346,336
   Property and equipment                                           1,371,047                    1,397,189
   Goodwill and intangibles                                        14,669,071                   14,176,531
   Other assets                                                        23,295                       21,397
                                                       ----------------------      -----------------------
      Total assets                                                 71,809,532                   74,941,453
                                                       ----------------------      -----------------------
   Accounts payable and accrued expenses                           20,036,282                   16,192,954
   Current portion - note payable, banks                           10,024,878                   14,529,576
   Current portion - notes payable, other                             711,933                      712,815
   Subordinated notes payable                                         971,659                    1,999,065
                                                       ----------------------      -----------------------
      Total current liabilities                                    31,744,752                   33,434,410
   Note payable, banks                                                284,918                      294,379
   Notes payable, other                                             2,185,238                    2,493,743
                                                       ----------------------      -----------------------
     Total liabilities                                             34,214,908                   36,222,532
                                                       ----------------------      -----------------------
Net assets of discontinued operations                            $ 37,594,624                 $ 38,718,921
                                                       ======================      =======================

NOTE 3 - SOFTBANK TRANSACTION

On June 10, 1999, the Company and SOFTBANK America Inc. ("SOFTBANK") entered into a stock purchase agreement and related agreements for the sale of 6,153,850 shares of the Company's common stock to SOFTBANK at a price of $13.00 per share for an aggregate purchase price of $80,000,050. In order to provide capital to the Company until closing, which occurred on July 23, 1999, the Company and SOFTBANK entered into an interim subordinated loan agreement on June 10, 1999 pursuant to which SOFTBANK loaned the Company $15,000,000, which was entirely outstanding at June 30, 1999. The note bears interest at 4.98% per annum and is classified as a noncurrent liability. At the July 23, 1999 closing, this loan amount was converted into shares of the Company's common stock. Accrued and unpaid interest as of July 23, 1999 of $89,225 was offset against the cash proceeds of the sale. For the three- and six-month periods ending June 30, 1999, interest expense included $43,575 related to this interim loan.

NOTE 4 - DEBT

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

In addition to the revolving lines of credit described above, the lender will over-advance to the Company an additional

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

$3,000,000, over the existing collateral, for additional import letters of credit needed for seasonal production of new merchandise for the Spring 1999 and Fall 1999 seasons.

Among other things, the Loan Agreement, as amended, requires the KPR Companies and RYKA to achieve annual earnings before interest, taxes, depreciation and amortization ("EBITDA") of $5,000,000 and it limits the Company's ability to incur additional indebtedness, make payments on subordinated indebtedness, make capital expenditures, sell assets, and pay dividends. At June 30, 1999, the Company was not in compliance with the EBITDA covenant. The Company obtained a waiver from the bank with respect to this covenant. Because there can be no assurance that the Company will be in compliance with this covenant for any period subsequent to June 30, 1999, the Company has classified the amounts outstanding under this line as a current liability. The Company is currently in negotiations with its lender to modify the terms of the Loan Agreement to return itself to compliance.

At June 30, 1999, the aggregate amount outstanding under this line was $11,325,621. At June 30, 1999, based on available collateral and outstanding import letters of credit commitments, an additional $628,317 (including the seasonal over-advance) was available on this line for borrowing.

The Company has an additional line of credit of approximately $20,000,000 for use by the Gen-X Companies, which is available for either direct borrowing or for import letters of credit. The loan bears interest at prime plus one half percent and is secured by a general security agreement covering substantially all of the Gen-X Companies' assets. At June 30, 1999, draws of $10,000,000 were committed under this line and, based on a net cash position and available collateral and outstanding import letters of credit commitments, an additional $1,538,000 was available for borrowing. At June 30, 1999, such loan amounts are included in net assets of discontinued operations.

Notes payable, banks also includes a mortgage note secured by land and building in Ontario, Canada of $316,939, of which $27,227 is classified as current. The mortgage note bears interest at the bank's cost of funds plus 2.5% and matures on August 15, 2009. At June 30, 1999, such amounts are included in net assets of discontinued operations.

Notes Payable, Other

Other debt related to the Gen-X Companies includes an outstanding loan payable for $1,500,000, of which $400,000 is classified as current. The original loan of $2,000,000 is payable in equal quarterly installments of $100,000, which commenced on March 31, 1998, and bears interest at the prime lending rate. At June 30, 1999, such amounts are included in net assets of discontinued operations.

Notes payable, other also includes $1,000,000 of promissory notes payable to the former shareholders of Lamar. The notes are payable in five equal annual installments and bear interest at 6% per annum. At June 30, 1999, $200,000 of such notes is classified as current. At the time of the acquisition, Lamar also executed a note payable in the principal amount of $553,447, plus $74,954 in accrued interest, for amounts owed to a shareholder. This note, which was assumed by the Company in the acquisition of Lamar, is payable in five equal annual installments and bears interest at 6% per annum. The amount currently outstanding on this note is $559,664, of which $111,933 is classified as current. At June 30, 1999, such amounts are included in net assets of discontinued operations.

Subordinated Notes Payable

At June 30, 1999, the Company had $1,805,841 in outstanding subordinated note payable held by its Chairman and Chief Executive Officer, plus accrued interest on such notes of $24,145 recorded in accrued expenses. This debt consisted primarily of a note representing undistributed Subchapter S corporation retained earnings previously taxed to him as the sole shareholder of the KPR Companies prior to the Reorganization. Interest accrues on such notes at the Company's choice of prime plus 1/4% or LIBOR (Adjusted Eurodollar Rate) plus two hundred seventy-five basis points. At June 30, 1999, the interest rate on these notes was 8%.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

Based on its Loan Agreement, the Company is permitted to make continued regular payments of interest on the subordinated debt and to further reduce principal on a quarterly basis, commencing subsequent to the first quarter of 1998, in an amount up to 50% of the cumulative consolidated net income of the Company. During 1998, aggregate principal payments of $250,000 were made. On July 27, 1999, the principal balance of $1,805,841 plus interest accrued to date of $58,987 was repaid in full to the Chairman and Chief Executive Officer.

Upon closing the acquisition of the Gen-X Companies, several subordinated notes payable were executed with the former shareholders of the Gen-X Companies for an aggregate of $1,999,065 which is payable in four equal consecutive quarterly payments beginning March 31, 1999. Quarterly payments to date in the aggregate of $1,027,406 have been made through June 30, 1999. These notes bear interest at 7% until December 31, 1998 and the prime lending rate thereafter. At June 30, 1999 such amounts are included in net assets of discontinued operations.

NOTE 5 - EARNINGS (LOSSES) PER SHARE

Earnings (losses) per share for all periods have been computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings (losses) per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (losses) per share is computed by dividing the net income by the weighted average number of shares outstanding during the year, assuming dilution by outstanding common stock options and warrants.

The amounts used in calculating earnings (losses) per share data are as follows:

                                                  For The Three Months Ended              For The Six Months Ended
                                                           June 30                                  June 30
                                            -------------------------------------    ------------------------------------
                                                   1999                1998                 1999                1998
                                            ------------------   ----------------    -----------------    ---------------
  Loss from continuing operations                 $ (2,568,030)       $  (452,616)         $(3,331,317)       $  (892,064)
  Income (loss) from discontinued
            operations                            $   (602,155)       $ 1,274,534          $   586,101        $ 3,245,555
  Loss on disposition of discontinued
  operations (less income tax benefit
  of $559,514 for the three and six
  month periods, respectively                     $ (3,259,503)                --         $ (3,259,503)                --
                                            ------------------   ----------------    -----------------    ---------------
  Net income (loss)                               $ (6,429,688)       $   821,918         $ (6,004,719)       $ 2,353,491
                                            ==================   ================    =================    ===============
  Weighted average shares
           outstanding - basic                      12,120,085         11,226,403           12,073,780         10,824,533
  Dilutive common stock options and
         warrants                                           --            311,265                   --            233,168
                                            ------------------   ----------------    -----------------    ---------------
  Weighted average shares
           outstanding - diluted                    12,120,085         11,537,668           12,073,780         11,057,701
                                            ==================   ================    =================    ===============
  Outstanding common stock options and
         warrants having no dilutive effect            986,571            460,508              908,369            408,184
                                            ==================   ================    =================    ===============

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of June 30, 1999, outstanding purchase commitments exist totaling $5,951,484, for which commercial import letters of credit have been issued.

Employment Agreements

At June 30, 1999, the Company has employment agreements with several of its officers for an aggregate annual base salary of $1,847,500 plus bonus and increases in accordance with the terms of the agreements. Terms of such contracts range from three to five years and are subject to automatic annual extensions.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

E-Commerce

At June 30, 1999, the Company has contractually committed to develop the internet businesses of several sporting goods retailers. The Company's failure to meet these commitments could result in a forfeiture of the contracts and the exclusive rights to certain future internet business and have a material adverse affect on the future results of operations and financial condition of the Company.

NOTE 7 - COMPREHENSIVE INCOME

Comprehensive income for the three- and six-month periods ended June 30, 1999 and 1998 were as follows:

                                          For The Three Months Ended                   For The Six Months Ended
                                                   June 30                                     June 30
                                           1999                1998                 1999                    1998
                                      --------------      ---------------     ---------------        ------------------
    Net income (loss)                   $ (6,429,688)          $ 821,918         $ (6,004,719)              $ 2,353,491
    Foreign currency translation
         adjustment                               --                (955)                  --                     1,716
                                      --------------      --------------      ---------------        ------------------
    Comprehensive income
          (loss)                        $ (6,429,688)          $ 820,963         $ (6,004,719)              $ 2,355,207
                                      ==============      ==============      ===============        ==================

NOTE 8 - BUSINESS SEGMENTS

The Company currently operates with one reportable segment, the e-Commerce segment. Under the e-Commerce segment, the Company is in the process of developing the internet businesses of several sporting goods retailers.

On April 20, 1999, the Company formalized a plan to sell its other two operating segments, the Branded division and the Off-Price and Action Sports division, in order to focus exclusively on its e-Commerce business. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of these divisions have been segregated from that of continuing operations and are presented in the Company's consolidated financial statements as discontinued operations. Prior year financial statements have been restated to reflect discontinued operations. See Note 2.

NOTE 9 - EQUITY TRANSACTIONS

The Company granted options and warrants to purchase 320,716 and 695,482 shares of the Company's common stock to employees and consultants of the Company during the three- and six-month periods ended June 30, 1999, respectively. The Company also issued warrants to purchase 333,333 shares of the Company's common stock during June 1999 to several retailers in connection with the Company's developing e-Commerce business. The range of exercise prices for all grants issued was from $4.06 to $17.25 for the three-month period ended June 30, 1999 and $0.01 to $17.25 for the six-month period ended June 30, 1999. Upon granting these options and warrants, the Company recorded equity compensation expense of $1,321,750 and $1,720,016 for the three- and six-month periods ended June 30, 1999, respectively, $66,150 of which was included in the net loss from discontinued operations.

Options and warrants to purchase 137,349 and 257,233 shares of the Company's common stock were exercised during the three- and six-month periods ended June 30, 1999, respectively. The range of exercise prices was from $3.20 to $6.88 for the three-month period ended June 30, 1999 and $0.01 to $13.20 for the six-month period ended June 30, 1999. These exercises resulted in cash proceeds to the Company of $770,267 and $1,248,483 for the three- and six-month periods ended June 30, 1999, respectively.

On June 10, 1999, the Company and SOFTBANK America Inc. ("SOFTBANK") entered into a stock purchase agreement and related agreements for the sale of 6,153,850 shares of the Company's common stock to SOFTBANK at a price of $13.00 per share for an aggregate purchase price of $80,000,050. See Note 3.

On July 13, 1999 the shareholders approved on amendment to the Company's Certificate of Incorporation that increased the maximum number of Common Stock by 40,000,000 to authorized shares of 60,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD LOOKING STATEMENTS

Certain information contained in this Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder), including without limitation, statements as to the Company's financial condition, results of operations and liquidity and capital resources and statements as to management's beliefs, expectations or options. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors, as and when applicable, are discussed in the Company's filings with the Securities and Exchange Commission, including its most recent Form 10-K, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

STRATEGIC BUSINESS DEVELOPMENTS

This discussion summarizes the significant factors that affected the consolidated operating results and financial condition of Global Sports, Inc. during the six months ended June 30, 1999. Over this period, the Company has undergone a significant transformation.

On April 20, 1999, the Company formalized a plan to sell two of its businesses, the Branded division and the Off-Price and Action Sports division, in order to focus exclusively on the development of new businesses. The Branded division designs and markets the RYKA and Yukon footwear brands. The Off-Price and Action Sports division is a third-party distributor and make-to-order marketer of off-price footwear, apparel and sporting goods. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of these divisions have been segregated from that of continuing operations and are presented in the Company's consolidated financial statements as discontinued operations. Prior year financial statements have been restated to reflect discontinued operations.

On May 10, 1999, the Company announced the formation of a new subsidiary, Global Sports Interactive. Global Sports Interactive is an e-Commerce company that has entered into exclusive agreements to operate the Internet businesses of multiple sporting goods retailers including The Sports Authority through an e-Commerce agreement and The Athlete's Foot, Sport Chalet, MC Sports, Sports & Recreation and one unnamed retailer with annual sales of more than $200 million through e-Commerce outsourcing contracts. The Company has thereby contractually committed to develop the internet businesses of several sporting goods retailers. The Company's failure to meet these commitments could result in a forfeiture of the contracts and the exclusive rights to certain future internet business and have a material adverse affect on the future results of operations and financial condition of the Company.

Due to the fact that the Company has not yet launched its initial six e-tailing web sites, results from continuing operations for the second quarter ended June 30, 1999 consist only of the operating expenses incurred during the period for Global Sports Interactive.

RESULTS OF CONTINUING OPERATIONS

The Three- and Six-Month Periods Ended June 30, 1999 Compared to The Three- and Six-Month Periods Ended June 30, 1998

The following table sets forth, for the periods indicated, the results of continuing operations:

                                           THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                JUNE 30,                                JUNE 30,
                                   --------------------------------------------------------------------
                                       1999              1998               1999              1998
                                   -------------     ------------       ------------      -------------
        Net sales                  $          --     $         --       $         --      $          --
                                   -------------     ------------       ------------      -------------
        Operating expense              4,180,220          694,841          5,395,352          1,368,363
                                   -------------     ------------       ------------      -------------
        Operating income (loss)       (4,180,220)        (694,841)        (5,395,352)        (1,368,363)
        Interest expense                  99,830           59,519            156,843            118,411
                                   -------------     ------------       ------------      -------------
        Income (loss) before
            income taxes              (4,280,050)        (754,360)        (5,552,195)        (1,486,774)
        Benefit from  income
            taxes                     (1,712,020)        (301,744)        (2,220,878)          (594,710)
                                   -------------     ------------       ------------      -------------
        Loss from continuing
            operations                (2,568,030)        (452,616)        (3,331,317)          (892,064)
        Income (loss) from
        discontinued operations         (602,155)       1,274,534            586,101          3,245,555
        Loss on disposition           (3,259,503)                         (3,259,503)
                                   -------------     ------------       ------------      -------------

        Net income (loss)          $  (6,429,688)      $  821,918       $ (6,004,719)      $  2,353,491
                                   =============     ============       ============      =============

Operating Expense

Operating expense from continuing operations for the three- and six-month periods ending June 30, 1999 were $4,180,220 and $5,395,352, respectively. Operating expenses from continuing operations consisted of expenditures associated with the production of the Company's initial six e-Commerce web-sites and general and administrative expenses related to the day-to-day development and operating activities of the Company. Operating expense from continuing operations also includes charges for equity compensation of $1,255,600 and $1,653,866 for the three- and six-month periods ended June 30, 1999, respectively.

RESULTS OF DISCONTINUED OPERATIONS

The Three- and Six-Month Periods Ended June 30, 1999 Compared to The Three- and Six-Month Periods Ended June 30, 1998

On April 20, 1999, the Company formalized a plan to sell two of its businesses, the Branded division and the Off-Price and Action Sports division, in order to focus exclusively on its e-Commerce business. The Branded division designs and markets the RYKA and Yukon footwear brands. The Off-Price and Action Sports division is a third-party distributor and make-to-order marketer of off-price footwear, apparel and sporting goods. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of these divisions have been segregated from that of continuing operations and are presented in the Company's consolidated financial statements as discontinued operations. Prior year financial statements have been restated to reflect discontinued operations.

The following table sets forth, for the periods indicated, the results of discontinued operations:

                                      For The Three Months Ended            For The Six Months Ended
                                               June 30,                             June 30,
                                     ----------------------------        ------------------------------
                                           1999*        1998                1999*              1998
                                     -----------     ------------        -----------        -----------
       Net sales                     $ 1,457,049     $ 28,320,457        $35,180,918        $56,468,835

       Costs and expenses              2,324,332       25,826,054         34,320,957         50,557,154
                                     -----------     ------------        -----------        -----------
        Operating income (loss)         (867,283)       2,494,403            859,961          5,911,681

        Other expenses                   141,101          525,199            856,664          1,028,490
                                     -----------     ------------        -----------        -----------
        Income (loss) before
           income taxes               (1,008,384)       1,969,204              3,297          4,883,191

        Provision for (benefit
           from) income taxes           (406,229)         694,670          (582,804)          1,637,636
                                     ------------    ------------        -----------        -----------

        Income (loss) from
           discontinued
           operations                $  (602,155)    $  1,274,534        $  586,101         $ 3,245,555
                                     ============    ============        ==========         ===========

* Represents discontinued operations for the period April 1 or January 1 through April 20th.

FINANCIAL CONDITION

Cash Flows

Historically, the operations of the Company have been financed by a combination borrowings, annual increases in the size of the bank credit facility and seasonal over-advances. Increases in the bank credit facilities for the KPR Companies and RYKA were required to fund the Company's increased investment in accounts receivable and inventory necessary to support the increases in revenue.

On June 10, 1999, the Company and SOFTBANK America Inc. ("SOFTBANK") entered into a stock purchase agreement and related agreements for the sale of 6,153,850 shares of the Company's common stock to SOFTBANK at a price of $13.00 per share for an aggregate purchase price of $80,000,050. In order to provide capital to the Company until closing, which occurred on July 23, 1999, the Company and SOFTBANK entered into an interim convertible subordinated loan agreement on June 10, 1999 pursuant to which SOFTBANK loaned the Company $15,000,000. This loan amount was converted into shares of the Company's common stock at closing. On July 23, 1999, the Company received the remaining $65,000,050. The Company intends to use the proceeds to repay the balance on one of its lines of credit, to reduce trade payables and to provide working capital for the new e-Commerce business.

As of June 30, 1999, the Company had net working capital of $24,781,955. The Company used $5,632,745 in cash flows from operating activities of continuing operations for the six months ended June 30, 1999, whereas in the same period of the prior year the Company generated $899,924 in cash flows from operating activities of continuing operations.

Liquidity

On June 10, 1999, the Company and SOFTBANK entered into a stock purchase agreement and related agreements for the sale of 6,153,850 shares of the Company's common stock to SOFTBANK at a price of $13.00 per share for an aggregate purchase price of $80,000,050. In order to provide capital to the Company until closing, which occurred on July 23, 1999, the Company and SOFTBANK entered into an interim loan agreement on June 10, 1999 pursuant to which SOFTBANK loaned the Company $15,000,000. This loan amount was converted into shares of the Company's common stock at closing.

On April 20, 1999, the Company formalized a plan to sell two of its businesses, the Branded division and the Off-Price and Action Sports division, in order to focus exclusively on its e-Commerce business. The sale of these divisions are expected to be completed before the end of 1999. Management expects that these sales will result in substantial proceeds to the Company.

Under its current loan agreement, as subsequently amended (the "Loan Agreement"), the Company has access to a combined credit facility of $40,000,000. The term of the Loan Agreement is five years. The loans have an interest rate choice of prime plus 1/4% or LIBOR (Adjusted Eurodollar Rate) plus two hundred seventy-five basis points. Under this credit facility, both the KPR Companies and RYKA may borrow up to the amount of their revolving line based upon 85% of their eligible accounts receivable and 65% of their eligible inventory, as those terms are defined in the Loan Agreement. The Loan Agreement also includes 50% of outstanding import letters of credit as collateral for borrowing. In addition to the revolving lines of credit described above, the lender will over-advance to the Company an additional $3,000,000, over the existing collateral, for additional import letters of credit needed for seasonal production of new merchandise for the Spring 1999 and Fall 1999 seasons.

Among other things, the Loan Agreement, as amended, requires the KPR Companies and RYKA to achieve annual earnings before interest, taxes, depreciation and amortization ("EBITDA") of $5,000,000 and it limits the Company's ability to incur additional indebtedness, make payments on subordinated indebtedness, make capital expenditures, sell assets, and pay dividends. At June 30, 1999, the Company was not in compliance with the EBITDA covenant. The Company obtained a waiver from the bank with respect to this covenant. Because there can be no assurance that the Company will be in compliance with this covenant for any period subsequent to June 30, 1999, the Company has classified the amounts outstanding under this line as a current liability. The Company is currently in negotiations with its lender to modify the terms of the Loan Agreement to return itself to compliance.

At June 30, 1999, the aggregate amount outstanding under this line was $11,325,621. At June 30, 1999, based on available collateral and outstanding import letters of credit commitments, an additional $628,317 (including the seasonal over-advance) was available on this line for borrowing.

The Company has an additional line of credit of approximately $20,000,000 for use by the Gen-X Companies, which is available for either direct borrowing or for import letters of credit. The loan bears interest at prime plus one half percent and is secured by a general security agreement covering certain of the Gen-X Companies' assets. At June 30, 1999, draws of $10,000,000 were committed under this line and, based on a net cash position and available collateral and outstanding import letters of credit commitments, an additional $1,538,000 was available for borrowing.

As of the closing of the Loan Agreement, the KPR Companies owed Michael Rubin, its Chairman and CEO, subordinated debt of $3,055,841 which is comprised of (i) a loan from Mr. Rubin to the KPR Companies in the principal amount of $851,440, plus accrued and unpaid interest on such loan of $180,517 through October 31, 1997 and (ii) a note in the principal amount of $2,204,401 representing undistributed Subchapter S corporation retained earnings previously taxed to him as the sole shareholder of the KPR Companies. No interest accrued on the note representing Subchapter S corporation earnings until December 15, 1997 at which time the interest began to accrue on such note at a choice of prime plus 1/4% or LIBOR (Adjusted Eurodollar Rate) plus two hundred seventy-five basis points. The Loan Agreement and the related Subordination Agreement allowed the Company to repay Mr. Rubin $1,000,000 of the subordinated debt principal and the accrued interest of $180,517 at the time of the closing of the Loan Agreement or within five days thereafter, subject to there being $2,000,000 of availability under the KPR Companies' credit line after taking into account such payments. Such payments were made to Mr. Rubin on November 26, 1997. In addition, the Loan Agreement and the Subordination Agreement permit the KPR Companies to make continued regular payments of interest on the subordinated debt and to further reduce principal on a quarterly basis, commencing with the first quarter of 1998, in an amount up to 50% of the cumulative consolidated net income of both borrowers, reduced by net losses of the borrowers during such period. During 1998, aggregate principal payments of $250,000 were made. On July 27, 1999, the principal balance of $1,805,841 plus interest accrued to date of $58,987 was repaid in full to Mr. Rubin.

The Company has made certain commitments with respect to developing the businesses of several sporting goods retailers. The proceeds from the SOFTBANK transactions and the sale of the Branded division and the Off-Price and Action Sports division will result in adequate financing to allow the Company to continue the development of its e-Commerce business and meet its obligations as they mature during the foreseeable future.

YEAR 2000

The Company recognizes the importance of advanced computerization in maintaining and improving its level of service, internal and external communication and overall competitive position. The Company maintains a management information system that provides, among other things, comprehensive customer order processing, inventory, production, accounting and management information for the marketing, selling, manufacturing and distribution functions of the Company's business. The Company has created a Year 2000 project team which is coordinating efforts to evaluate, identify, correct or reprogram, and test the Company's existing systems Year 2000 compliance. The Company enhanced its key information systems to improve their functionality and increase performance during the first quarter of 1999. These upgrades also made these applications Year 2000 compliant. The final step of the Company's Year 2000 plan is to update its office networking system software which it expects to finish prior to the end of the third quarter of 1999. The Company does not expect the costs of this step to have a material impact on the Company's results of operations, financial position, liquidity or capital resources. The Company is in the process of developing a contingency plan in the event that the above modifications do not result in Year 2000 compliance. In addition to making its own systems Year 2000 compliant, the Company is in the process of contacting its key suppliers and customers to determine the extent to which the systems of such suppliers and customers are Year 2000 compliant and the extent to which the Company could be effected by the failure of such third parties to become Year 2000 compliant. The Company cannot presently estimate the impact of the failure of such third parties to become Year 2000 Compliant. See "Risk Factors - Risks Relating to Year 2000 Compliance" in the Company's most recent Form 10-K.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in market risk for the six months ended June 30, 1999. See the information set forth in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

PART II -- OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           Not Applicable.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           Effective July 23, 1999, the Company issued 6,153,850 shares of common stock (par value $.01 per share) to SOFTBANK America Inc. for an aggregate purchase price of $80,000,050. The issuance of the common stock was exempt from registration pursuant to section 4(2) of the Securities Act. The Company granted SOFTBANK certain "demand" and "piggy-back" registration rights with respect to these shares. The Company intends to use the proceeds to repay the balance on one of its lines of credit, to reduce trade payables and to provide working capital for its new e-Commerce business.

ITEM 3.    DEFAULTS ON SENIOR SECURITIES

           Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not Applicable.

ITEM 5.    OTHER INFORMATION

           Not Applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

           10.1 Amendment No. 8 to the Loan Documents, Consent and Waiver by and among KPR Sports International, Inc., RYKA Inc. and Foothill Capital Corporation.

           10.2 Amendment No. 9 to the Loan Documents and Waiver by and among KPR Sports International, Inc., RYKA Inc. and Foothill Capital Corporation.

           27.1 Financial data schedule for the six-month period ended June 30, 1999 (electronic filing only).

       (b) Reports on  Form 8-K

                  The Company filed a Current Report on Form 8-K on June 21, 1999 related to the announcement of the SOFTBANK transaction on June 10, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                                       GLOBAL SPORTS, INC.

DATE:     August 13, 1999       By:                /s/ Michael G. Rubin
                                              ----------------------------------
                                                       Michael G. Rubin
                                                  Chairman of the Board &
                                                  Chief Executive Officer

DATE:     August 13, 1999       By:                /s/ Steven A. Wolf
                                              ----------------------------------
                                                       Steven A. Wolf
                                                       Vice President &
                                                  Chief Financial Officer