Form 10-Q
period 1999-09-30
GLOBAL SPORTS INC
filed 1999-11-15
CIK 828750

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
================================================================================


                                   FORM 10-Q


(Mark One)
       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended SEPTEMBER 30, 1999.
                                      or
       [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _______to _______.

            Commission File Number 0-16611
                                   -------

                              GLOBAL SPORTS, INC.
                              -------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                04-2958132
             --------                                ----------
   (State or other jurisdiction                   (I.R.S. Employer
 of incorporation or organization)             Identification Number)



  555 S. HENDERSON ROAD, KING OF PRUSSIA, PA                   19406
  ------------------------------------------                   -----
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 12, 1999:

    Common Stock, $.01 par value                  18,445,813
    ----------------------------              ------------------
       (Title of each class)                  (Number of Shares)

--------------------------------------------------------------------------------
                              GLOBAL SPORTS, INC.
                                   FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


                                                                                           PAGE
PART I -- FINANCIAL INFORMATION
Item 1.       Financial Statements:
              Condensed Consolidated Balance Sheets
               as of September 30, 1999 and December 31, 1998                                 3
              Condensed Consolidated Statements of Operations
               for the three- and nine-month periods ended September 30, 1999 and 1998        4
              Condensed Consolidated Statements of Cash Flows
               for the nine-month periods ended September 30, 1999 and 1998                   5
              Notes to Condensed Consolidated Financial Statements                            6 - 10
Item 2.       Management's Discussion and Analysis of Results of Operations
               and Financial Condition                                                       11 - 15
Item 3.       Quantitative and Qualitative Disclosures About Market Risk                     15

PART II -- OTHER INFORMATION
Item 1.       Legal Proceedings                                                              16
Item 2.       Changes in Securities and Use of Proceeds                                      16
Item 3.       Defaults upon Senior Securities                                                16
Item 4.       Submission of Matters to a Vote of Security Holders                            16
Item 5.       Other Information                                                              16
Item 6.       Exhibits and Reports on Form 8-K                                               16

SIGNATURES                                                                                   18


PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                          1999           1998
                                                                     -------------   ------------
                                                                      (Unaudited)
                                ASSETS

   Current assets:
    Cash and cash equivalents........................................ $ 39,467,680    $    83,169
    Inventory........................................................    4,669,217             --
    Prepaid expenses and other current assets........................      621,442        599,224
    Refundable income taxes..........................................    2,220,878             --
    Net assets of discontinued operations............................   43,012,442     38,718,921
                                                                      -------------   -----------
     Total current assets............................................   89,991,659     39,401,314
    Property and equipment, net of accumulated depreciation
     and amortization................................................   16,219,279      2,988,714
    Other assets.....................................................      219,511        253,626
                                                                      -------------   -----------
     Total assets.................................................... $106,430,449    $42,643,654
                                                                      =============   ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
    Current portion - notes payable, bank............................ $  3,699,207    $        --
    Current portion - capital lease obligation, related party........      136,524        127,966
    Accounts payable and accrued expenses............................   15,487,521      3,652,024
    Income taxes payable.............................................           --      1,378,820
    Subordinated notes payable, related party........................           --      1,805,841
                                                                      -------------   -----------
     Total current liabilities.......................................   19,323,252      6,964,651
    Notes payable, bank..............................................           --     18,812,156
    Capital lease obligation, related party..........................    2,077,906      2,181,265
    Mandatorily redeemable preferred stock...........................          100            100
    Commitments and contingencies....................................
    Stockholders' equity:
     Preferred stock, $0.01 par value, 1,000,000 shares
      authorized; 10,000 shares issued as mandatorily redeemable
      preferred stock................................................           --             --
     Common stock, $0.01 par value, 60,000,000 and 20,000,000 shares authorized in 1999 and 1998, 19,476,265 and 12,994,464 shares issued in 1999 and 1998; 18,407,179 and 11,925,378 shares
      outstanding in 1999 and 1998...................................      194,766        129,947
    Additional paid in capital.......................................   98,693,234     14,624,541
    Accumulated other comprehensive income...........................           --        (47,431)
    Retained earnings (deficit)......................................  (13,644,992)       192,242
                                                                      -------------   -----------
                                                                        85,243,008     14,899,299
    Less: Treasury stock, at cost....................................      213,817        213,817
                                                                      -------------   -----------
     Total stockholders' equity......................................   85,029,191     14,685,482
                                                                      -------------   -----------
     Total liabilities and stockholders' equity...................... $106,430,449    $42,643,654
                                                                      ============    ===========

       The accompanying notes are an integral part of these condensed financial statements.

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                       SEPTEMBER 30,                     SEPTEMBER 30,
                                              -------------------------------    ------------------------------
                                                  1999               1998            1999               1998
                                              -------------------------------    ------------------------------
Costs and expenses:
   General and administrative................  $ 1,800,699        $ 1,134,169    $  2,923,252       $ 2,502,532
   Equity compensation.......................    1,071,620                 --       2,725,486                --
   Web-site development......................    5,360,956                 --       7,979,889                --
   Interest expense (income), net............     (302,809)            57,938        (145,966)          176,349
                                               -----------        -----------    ------------       -----------
     Total costs and expenses................    7,930,466          1,192,107      13,482,661         2,678,881
                                               -----------        -----------    ------------       -----------
Loss from continuing operations
     before income taxes.....................   (7,930,466)        (1,192,107)    (13,482,661)       (2,678,881)
Benefit from income taxes....................           --           (316,109)     (2,220,878)         (910,819)
                                               -----------        -----------    ------------       -----------
Loss from continuing operations..............   (7,930,466)          (875,998)    (11,261,783)       (1,768,062)

Discontinued operations (Note 3):
    Income from discontinued
    operations (less income taxes in
    1999: $ --      1998: $1,156,127
    1999: $(582,804) 1998: $2,793,763
    for the three- and nine-month
    periods, respectively)...................           --          3,345,711         586,101         6,591,266

    Gain (loss) on disposition of
    discontinued operations (less income
    taxes of $1,390,289 and $830,775
    for the three- and nine-month
    periods, respectively)...................       97,951                 --      (3,161,552)               --
                                               -----------        -----------    ------------       -----------
Net income (loss)............................  $(7,832,515)       $ 2,469,713    $(13,837,234)      $ 4,823,204
                                               ===========        ===========    ============       ===========




Earnings (losses) per share--
      basic and diluted:
   Loss from continuing operations...........  $      (.47)       $      (.07)   $       (.93)      $      (.16)
   Income from discontinued
      operations.............................           --                .28             .05               .59
   Gain (loss) on disposition of
      discontinued operations................          .01                 --            (.26)               --
                                               -----------        -----------    ------------       -----------
   Net income (loss).........................  $      (.46)       $       .21    $      (1.14)      $       .43
                                               ===========        ===========    ============       ===========


             The accompanying notes are an integral part of these condensed financial statements.

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                              -----------------------------------
                                                                                     1999                1998
                                                                              ---------------      --------------
Cash Flows from Operating Activities:
Net income (loss).........................................................       $(13,837,234)        $ 4,823,204
      Deduct:
              Income from discontinued operations.........................            586,101           6,591,266
              Loss on disposal of discontinued operations.................         (3,161,552)                 --
                                                                              ---------------      --------------
Net loss from continuing operations.......................................        (11,261,783)         (1,768,062)

Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
       Depreciation and amortization......................................            530,533             444,800
       Equity compensation................................................          2,791,636                  --
       Changes in operating assets and liabilities:
          Inventory.......................................................         (4,669,217)                 --
          Prepaid expenses and other current assets.......................            (22,218)           (179,114)
          Deferred income taxes...........................................         (2,220,878)                 --
          Other assets....................................................             64,115             256,333
          Accounts payable and accrued expenses...........................         11,880,929           1,326,178
          Income taxes payable............................................         (1,378,820)          1,636,068
                                                                              ---------------      --------------

          Net cash provided by (used in) continuing operations............         (4,285,703)          1,716,203
          Net cash used in discontinued operations........................         (6,868,972)         (3,971,287)
                                                                              ---------------      --------------
          Net cash used in operating activities...........................        (11,154,675)         (2,255,084)
                                                                              ---------------      --------------

Cash Flows from Investing Activities:
   Capital expenditures...................................................        (13,761,098)           (443,922)
                                                                              ---------------      --------------

          Net cash used in investing activities...........................        (13,761,098)           (443,922)
                                                                              ---------------      --------------

Cash Flows from Financing Activities:
   Net borrowings (repayments) under lines of credit......................        (15,112,949)          3,260,711
   Repayments of capital lease obligation.................................            (94,801)            (86,027)
   Repayments of subordinated note payable................................         (1,805,841)           (250,000)
   Proceeds from SOFTBANK transaction.....................................         80,000,050                  --
   Proceeds from exercise of common stock options and warrants............          1,341,826              23,253
   Sale of minority interest in subsidiary................................              1,999                  --
   Costs of debt issuance.................................................            (30,000)                 --
                                                                              ---------------      --------------

       Net cash provided by financing activities..........................         64,300,284           2,947,937
                                                                              ---------------      --------------

Effect of exchange rate on cash and cash equivalents......................                 --             (11,910)
                                                                              ---------------      --------------

Net increase in cash and cash equivalents.................................         39,384,511             237,021

Cash and cash equivalents, beginning of period............................             83,169              98,881
                                                                              ---------------      --------------

Cash and cash equivalents, end of period..................................       $ 39,467,680         $   335,902
                                                                              ===============      ==============


The accompanying notes are an integral part of these condensed financial statements.


                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

Global Sports, Inc. ("Global" or the "Company"), a Delaware corporation, is an e-Commerce company that is in the process of developing the internet businesses of several sporting goods retailers through its Global Sports Interactive subsidiary. On April 20, 1999, the Company formalized a plan to sell its other two businesses, the Branded division and the Off-Price and Action Sports division, in order to focus exclusively on its e-Commerce business. See Note 3.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents: At September 30, 1999, the Company had $39,455,852 of excess cash invested in a money market fund with a major financial institution, which is included in cash and cash equivalents. The Company considers all highly liquid investments with maturities at date of purchase of three months or less to be cash equivalents. Interest income for the three- and nine-month periods ended September 30, 1999 includes $403,938 related to this investment.

New Accounting Pronouncements

Derivative Instruments: SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 2000, although early adoption is encouraged. The Company has not yet assessed what the impact of this statement will be on the Company's future earnings or financial position.

Computer Costs: In March 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies the characteristics of internal-use software. The statement was adopted on January 1, 1999 and did not have a material effect on the Company's results of operations, cash flows or financial position.

Start-Up Costs: In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting of Costs of Start-Up Activities, ("SOP 98-5"). The statement requires that costs of start-up activities, including organization costs, be expensed as incurred. This statement was adopted on January 1, 1999 and did not have a material effect on the Company's results of operations, cash flows or financial position.

NOTE 3 - DISCONTINUED OPERATIONS

On April 20, 1999, the Company formalized a plan to sell two of its businesses, the Branded division and the Off-Price and Action Sports division, in order to focus exclusively on its e-Commerce business. The Branded division designs and markets the RYKA and Yukon footwear brands. The Off-Price and Action Sports division is a third-party distributor and make-to-order marketer of off-price footwear, apparel and sporting goods. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of these divisions have been segregated from that of continuing operations and are presented in the Company's consolidated financial statements as discontinued operations. Prior year financial statements have been

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

reclassified to reflect these discontinued operations. Net interest expense related to the lines of credit and debt to be assumed by the successor businesses of $933,365 for the nine-month period ended September 30, 1999 has been allocated to the pre-measurement date loss from discontinued operations. Net interest expense of $101,129 and $257,972 for the three- and nine-month periods ended September 30, 1999, respectively, has been allocated to the post-measurement date gain (loss) from the disposition of discontinued operations.

On September 24, 1999, the Company and a management group led by James J. Salter and Kenneth J. Finkelstein entered into an acquisition agreement for the sale of all of the issued and outstanding capital stock of the Company's wholly-owned subsidiaries Gen-X Holdings Inc. and Gen-X Equipment Inc. (the "Gen-X Companies"), through which the Company operates its Off-Price and Action Sports Division. The aggregate purchase price for the sale is approximately $20 million, of which approximately $6 million is to be paid at closing, approximately $4 million is the assumption of contingent notes payable, and $10 million is to be paid over a seven and one half year period pursuant to the terms of two notes to be delivered at closing. The closing of this sale is subject to customary closing conditions, including approval by the Company's shareholders and expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
Upon closing, the gain on this sale, if any, will be deferred and recognized on an installment-sale basis over the term of the two notes.

The discontinued operations components of amounts reflected in the income statements and balance sheets are as follows:

                                                        FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
                                                               SEPTEMBER 30,                          SEPTEMBER 30,
                                                      --------------------------------       ------------------------------
                                                              1999          1998                    1999          1998
                                                      ---------------  ---------------       --------------   -------------
Income Statement Data:
    Net sales.....................................        $38,411,650      $43,626,641          $92,461,398    $100,095,476
                                                      ===============  ===============       ==============    ============


                                                       SEPTEMBER 30, 1999      DECEMBER 31, 1998
                                                     ----------------------  ---------------------
BALANCE SHEET DATA:
   Cash                                                      $   231,328           $   772,916
   Accounts receivable............................            37,763,325            36,782,732
   Inventory......................................            15,227,482            20,954,168
   Other current assets...........................             1,677,104               836,520
                                                     ----------------------  ---------------------
      Total current assets........................            54,899,239            59,346,336
   Property and equipment.........................             1,304,772             1,397,189
   Goodwill and intangibles.......................            14,295,421            14,176,531
   Other assets...................................                26,439                21,397
                                                     ----------------------  ---------------------
      Total assets................................            70,525,871            74,941,453
                                                     ----------------------  ---------------------
   Accounts payable and accrued expenses..........            12,581,475            16,192,954
   Current portion - notes payable, banks.........            12,124,878            14,529,576
   Current portion - notes payable, other.........               782,613               712,815
   Subordinated notes payable.....................                    --             1,999,065
                                                     ----------------------  ---------------------
      Total current liabilities...................            25,488,966            33,434,410
   Notes payable, banks...........................               277,855               294,379
   Notes payable, other...........................             1,746,608             2,493,743
                                                     ----------------------  ---------------------
     Total liabilities............................            27,513,429            36,222,532
                                                     ----------------------  ---------------------
Net assets of discontinued operations.............           $43,012,442           $38,718,921
                                                     ======================  =====================

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Notes Payable of Discontinued Operations

Included in Notes Payable, Banks of discontinued operations are amounts outstanding under a line of credit of approximately $20,000,000 for use by the Gen-X Companies, which is available for either direct borrowing or for import letters of credit. The loan bears interest at prime plus one half percent and is secured by a general security agreement covering substantially all of the Gen-X Companies' assets. At September 30, 1999, draws of $12,100,000 were committed under this line and, based on a net cash position and available collateral and outstanding import letters of credit commitments, an additional $3,200,000 was available for borrowing. For the three- and nine-month periods ending September 30, 1999, interest expense of discontinued operations included $148,338 and $556,736, respectively, related to this line of credit.

Notes Payable, Banks also includes a mortgage note secured by land and building in Ontario, Canada of $302,733, of which $24,878 is classified as current. The mortgage note bears interest at the bank's cost of funds plus 2.5% and matures on August 15, 2009. For the three- and nine-month periods ending September 30, 1999, interest expense of discontinued operations included $2,652 and $16,645, respectively, related to this mortgage.

Notes Payable, Other includes an outstanding loan payable for $1,300,000, of which $400,000 is classified as current. The original loan of $2,000,000 is payable in equal quarterly installments of $100,000, which commenced on March 31, 1998, and bears interest at the prime lending rate. For the three- and nine-month periods ending September 30, 1999, interest expense of discontinued operations included $28,518 and $87,967, respectively, related to this loan.

Notes Payable, Other also includes $1,000,000 of promissory notes payable to the former shareholders of Lamar. The notes are payable in five equal annual installments and bear interest at 6% per annum, the first payment of which was made in July 1999. At September 30, 1999, $726,500 remains outstanding related to these notes, of which $270,680 is classified as current. For the three- and nine-month periods ending September 30, 1999, interest expense of discontinued operations included $14,020 and $97,558, respectively, related to these notes. At the time of the acquisition, Lamar also executed a note payable in the principal amount of $553,447, plus $74,954 in accrued interest, for amounts owed to a shareholder. This note, which was assumed by the Company in the acquisition of Lamar, is payable in five equal annual installments and bears interest at 6% per annum. The amount currently outstanding on this note is $502,721, of which $111,933 is classified as current. For the three- and nine-month periods ending September 30, 1999, interest expense of discontinued operations included $8,426 and $27,278, respectively, related to this note.

Upon closing the acquisition of the Gen-X Companies, the Company executed several subordinated notes payable with the former shareholders of the Gen-X Companies for in the aggregate principal amount of $1,999,065 which is payable in four equal consecutive quarterly payments beginning March 31, 1999 or earlier. This amount has been repaid in full as of September 30, 1999. These notes bear interest at 7% until December 31, 1998 and the prime lending rate thereafter. For the nine-month period ending September 30, 1999, interest expense of discontinued operations included $68,257 related to these notes.

Employment Agreements of Discontinued Operations

The Company has employment agreements with several of its officers of discontinued operations for an aggregate annual base salary of $925,000 plus bonuses and increases in accordance with the terms of the agreements. Terms of the agreements range from three to five years and are subject to automatic annual extensions.

Purchase Commitments of Discontinued Operations

As of September 30, 1999, outstanding purchase commitments of discontinued operations existed totaling $8,775,760, for which commercial import letters of credit have been issued.

NOTE 4 - SOFTBANK TRANSACTION

On June 10, 1999, the Company and SOFTBANK America Inc. ("SOFTBANK") entered into a stock purchase agreement and related agreements for the sale of 6,153,850 shares of the Company's common stock to SOFTBANK at a price of $13.00 per share (the closing price on May 26, 1999, the day prior to the day the Company and SOFTBANK agreed in principle to the

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

transaction) for an aggregate purchase price of $80,000,050. In order to provide capital to the Company until closing, which occurred on July 23, 1999, the Company and SOFTBANK entered into an interim subordinated loan agreement on June 10, 1999 pursuant to which SOFTBANK loaned the Company $15,000,000. The note bore interest at 4.98% per annum. At the July 23, 1999 closing, this loan amount was converted into shares of the Company's common stock. Accrued and unpaid interest as of July 23, 1999 of $89,225 was offset against the cash proceeds of the sale at closing. For the three- and nine-month periods ending September 30, 1999, interest expense included $45,650 and $89,225, respectively, related to this interim loan.

NOTE 5 - DEBT

NOTES PAYABLE, BANK

Under its primary loan agreement, as subsequently amended (the "Loan Agreement"), the Company has access to a combined credit facility of $40,000,000, which is comprised of KPR Sports International, Inc.'s ("KPR") credit facility of $35,000,000 and RYKA Inc.'s credit facility of $5,000,000. The term of the Loan Agreement is five years expiring on November 19, 2002. The KPR and RYKA facilities have an interest rate choice of prime plus 1/4% or LIBOR (Adjusted Eurodollar Rate) plus two hundred seventy-five basis points. Under the Loan Agreement, both KPR and RYKA may borrow up to the amount of their revolving line based upon 85% of their eligible accounts receivable and 65% of their eligible inventory, as those terms are defined in the Loan Agreement. The Loan Agreement also includes 50% of outstanding import letters of credit as collateral for borrowing.

Among other things, the Loan Agreement, as amended, requires KPR and RYKA to achieve annual earnings before interest, taxes, depreciation and amortization ("EBITDA") of $5,000,000 and it limits the Company's ability to incur additional indebtedness, make payments on subordinated indebtedness, make capital expenditures, sell assets, and pay dividends. At September 30, 1999, the Company was not in compliance with the EBITDA covenant. The Company obtained a waiver from the bank with respect to this covenant. Because there can be no assurance that the Company will be in compliance with this covenant for any period subsequent to September 30, 1999, the Company has classified the amounts outstanding under this line as a current liability. The Company is currently in negotiations with its lender to modify the terms of the Loan Agreement to return itself to compliance and more closely reflect its new e-commerce business structure.

At September 30, 1999, the aggregate amount outstanding under this line was $3,699,207. At September 30, 1999, based on available collateral and outstanding import letters of credit commitments, an additional $1,671,828 was available on this line for borrowing. For the three- and nine-month periods ending September 30, 1999, interest expense included $124,583 and $958,841, respectively, related to this line of credit.

SUBORDINATED NOTES PAYABLE

Prior to July 27, 1999, the Company had $1,805,841 in outstanding subordinated notes payable held by its Chairman and Chief Executive Officer. This debt consisted primarily of a note representing undistributed Subchapter S corporation retained earnings previously taxed to him as the sole shareholder of KPR Sports International, Inc., Apex Sports International, Inc. and MR Management, Inc. (collectively the "KPR Companies") prior to the Company's reorganization in December 1997. Interest accrues on such notes at the Company's choice of prime plus 1/4% or LIBOR (Adjusted Eurodollar Rate) plus two hundred seventy-five basis points.

Based on its Loan Agreement, the Company is permitted to make continued regular payments of interest on the subordinated debt and to further reduce principal on a quarterly basis, commencing subsequent to the first quarter of 1998, in an amount up to 50% of the cumulative consolidated net income of the Company. During 1998, aggregate principal payments of $250,000 were made. On July 27, 1999, the principal balance of $1,805,841 plus interest accrued to date of $58,987 was repaid in full to the Chairman and Chief Executive Officer, for which a waiver was obtained from the Company's primary lender. For the three- and nine-month periods ending September 30, 1999, interest expense included $11,020 and $82,661, respectively, related to these notes.

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

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

number of shares outstanding during the year, assuming dilution by outstanding common stock options and warrants.

The amounts used in calculating earnings (losses) per share data are as follows:


                                                FOR THE THREE MONTHS ENDED               FOR THE NINE MONTHS ENDED
                                                      SEPTEMBER 30,                           SEPTEMBER  30,
                                              -------------------------------      ----------------------------------
                                                    1999           1998                   1999              1998
                                              --------------- ---------------      ----------------- ----------------
Loss from continuing operations.............     $(7,930,466)  $  (875,998)            $(11,261,783)   $(1,768,062)
Income from discontinued operations.........              --     3,345,711                  586,101      6,591,266
Gain (loss) on disposition of
     discontinued operations................          97,951            --               (3,161,552)            --
                                              --------------- ---------------      ----------------- ----------------
Net income (loss)...........................     $(7,832,515)  $ 2,469,713             $(13,837,234)   $ 4,823,204
                                              =============== ===============      ================= ================
Weighted average shares
      outstanding - basic and diluted.......      16,824,139    11,922,515               12,118,980     11,194,549
                                              =============== ===============      ================= ================
Weighted average common stock
       options and warrants outstanding
       having no dilutive effect............       2,183,588       595,504                1,625,188        540,164
                                              =============== ===============      ================= ================

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has employment agreements with several of its officers for an aggregate annual base salary of $1,187,500 plus bonuses and increases in accordance with the terms of the agreements. Terms of the agreements range from three to five years and are subject to automatic annual extensions.

E-Commerce

As of September 30, 1999, the Company had contractually committed to developing the internet businesses of several sporting goods retailers. The Company's failure to meet these commitments could result in a forfeiture of the contracts and the exclusive rights to certain future internet business and could have a material adverse affect on the future results of operations and financial condition of the Company.

Yahoo! Advertising and Promotion Agreement

On October 4, 1999, the Company announced the execution of an advertising and promotion agreement with Yahoo! Inc., a global Internet media company (the "Yahoo! Agreement"). Under the Yahoo! Agreement, the web-sites operated by the Company will be featured in certain sections of Yahoo!'s network of Internet properties and will allow Yahoo! users to easily access these web-sites. The Yahoo! Agreement requires the Company to pay various fees, which are substantial in the aggregate, to Yahoo! over the twelve-month period following execution of the Agreement. These fees are payable at various intervals and certain are contingent upon certain performance criteria of Yahoo!.

NOTE 8 - COMPREHENSIVE INCOME

Comprehensive income for the three- and nine-month periods ended September 30, 1999 and 1998 were as follows:

                                           FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                         ------------------------------   ------------------------------
                                               1999           1998           1999             1998
                                         ---------------  -------------   -------------  ---------------
Net income (loss)........................   $(7,832,515)   $2,469,713      $(13,837,234)      $4,823,204
Foreign currency translation adjustment..            --       (13,626)           47,431          (11,910)
                                         ---------------  -------------   -------------  ---------------
Comprehensive income (loss)..............   $(7,832,515)   $2,456,087      $(13,789,803)      $4,811,294
                                         ===============  =============   =============  ===============


                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - BUSINESS SEGMENTS

As a result of the discontinued operations described in Note 3 to the financial statements, the Company considers itself to have one operating segment which is the development of the internet businesses of several sporting goods retailers.

NOTE 10 - EQUITY TRANSACTIONS

The Company granted options and warrants to purchase 447,300 and 1,142,782 shares of the Company's common stock to employees and consultants of the Company during the three- and nine-month periods ended September 30, 1999, respectively. The Company also issued warrants to purchase 303,320 shares of the Company's common stock during June 1999 to several retailers in connection with the Company's developing e-Commerce business. The range of exercise prices for all options and warrants granted was from $15.00 to $24.69 for the three-month period ended September 30, 1999 and $0.01 to $24.69 for the nine-month period ended September 30, 1999. Upon granting these options and warrants, the Company recorded equity compensation expense of $1,071,620 and $2,791,636 for the three- and nine-month periods ended September 30, 1999, respectively, primarily as a result of non-employee grants. For the nine-month period ended September 30,1999, $66,150 was included in the net loss from discontinued operations during the second quarter of 1999.

Options and warrants to purchase 73,804 and 331,037 shares of the Company's common stock were exercised during the three-and nine-month periods ended September 30, 1999, respectively. The range of exercise prices was from $3.20 to $13.00 for the three-month period ended September 30, 1999 and $0.01 to $13.20 for the nine-month period ended September 30, 1999. These exercises resulted in cash proceeds to the Company of $93,343 and $1,341,826 for the three- and nine-month periods ended September 30, 1999, respectively.

On June 10, 1999, the Company and SOFTBANK America Inc. ("SOFTBANK") entered into a stock purchase agreement and related agreements for the sale of 6,153,850 shares of the Company's common stock to SOFTBANK at a price of $13.00 per share for an aggregate purchase price of $80,000,050. See Note 4.

On July 13, 1999, the shareholders approved an amendment to the Company's Certificate of Incorporation that increased the maximum number of authorized shares of common stock by 40,000,000 to 60,000,000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
           FINANCIAL CONDITION

FORWARD LOOKING STATEMENTS

Certain information contained in this quarterly report on Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder), including without limitation, statements as to the Company's financial condition, results of operations and liquidity and capital resources and statements as to management's beliefs, expectations or options. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors, as and when applicable, are discussed in the Company's filings with the Securities and Exchange Commission, including its most recent Form 10-K, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

STRATEGIC BUSINESS DEVELOPMENTS

This discussion summarizes the significant factors that affected Global's consolidated operating results and financial condition during the nine months ended September 30, 1999. Over this period, the Company has undergone a significant transformation.

Discontinued Operations

On April 20, 1999, the Company formalized a plan to sell two of its businesses, the Branded division and the Off-Price and Action Sports division, in order to focus exclusively on the development of new businesses. The Branded division designs and markets the RYKA and Yukon footwear brands. The Off-Price and Action Sports division is a third-party distributor and make-to-order marketer of off-price footwear, apparel and sporting goods. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of these divisions have been segregated from that of continuing operations and are presented in the Company's consolidated financial statements as discontinued operations. Prior year financial statements have been reclassified to reflect discontinued operations.

Global Sports Interactive

On May 10, 1999, the Company announced the formation of a new subsidiary, Global Sports Interactive. Global Sports Interactive is an e-Commerce company that has entered into exclusive agreements to operate the internet businesses of multiple sporting goods retailers. The Company's failure to meet these commitments could result in a forfeiture of the contracts and the exclusive rights to certain future internet business and have a material adverse affect on the future results of operations and financial condition of the Company.

Due to the fact that the Company had not, as of September 30, 1999, launched its initial five e-tailing web sites, results from continuing operations for the three- and nine-month periods ended September 30, 1999 consist only of the operating expenses incurred during the period related to the e-commerce business.

Acquisition of the Gen-X Companies

Effective May 12, 1998, the Company acquired all of the outstanding and issued common stock of the Gen-X Companies in a purchase transaction. The Company's reported results of operations for 1998 include those of the Gen-X Companies only from the date of acquisition through the end of the year.

RESULTS OF CONTINUING OPERATIONS

THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1998

The following table sets forth, for the periods indicated, the results of continuing operations:

                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                        -------------------------------------------------------------
                                              1999           1998          1999            1998
                                        --------------  ------------  -------------  ----------------
Costs and expenses:
General and administrative.............    $ 1,800,699   $ 1,134,169   $  2,923,252       $ 2,502,532
Equity compensation....................      1,071,620            --      2,725,486                --
Web-site development...................      5,360,956            --      7,979,889                --
Interest expense (income), net.........       (302,809)       57,938       (145,966)          176,349
                                        --------------  ------------  -------------  ----------------
    Total costs and expenses...........      7,930,466     1,192,107     13,482,661         2,678,881
                                        --------------  ------------  -------------  ----------------
Loss from continuing
   operations before income taxes......     (7,930,466)   (1,192,107)   (13,482,661)       (2,678,881)
Benefit from  income taxes.............             --      (316,109)    (2,220,878)         (910,819)
                                        --------------  ------------  -------------  ----------------
Loss from continuing
   operations..........................     (7,930,466)     (875,998)   (11,261,783)       (1,768,062)

Income from discontinued
   operations..........................             --     3,345,711        586,101         6,591,266

Loss on disposition of discontinued
operations.............................         97,951            --     (3,161,552)               --
                                        --------------  ------------  -------------  ----------------
Net income (loss)......................    $(7,832,515)  $ 2,469,713   $(13,837,234)      $ 4,823,204
                                        ==============  ============  =============  ================

COSTS AND EXPENSES

Costs and expenses of continuing operations for the three- and nine-month periods ending September 30, 1999 were $7,930,466 and $13,482,661, respectively. Operating expenses from continuing operations consisted of expenditures associated with the production of the Company's initial five e-Commerce web-sites and general and administrative expenses related to the day-to-day development and operating activities of the Company. Costs and expenses of continuing operations also includes charges for equity compensation of $1,071,620 and $2,725,486 for the three- and nine-month periods ended September 30, 1999, respectively, primarily as a result of non-employee stock option grants.

FINANCIAL CONDITION

CASH FLOWS

Historically, the operations of the Company have been financed by a combination of internally generated resources, equity transactions, subordinated borrowings, annual increases in the size of its bank credit facility and seasonal over-advances. Increases in the bank credit facilities were required to fund the Company's increased investment in accounts receivable and inventory necessary to support the increases in revenue.

On June 10, 1999, the Company and SOFTBANK America Inc. ("SOFTBANK") entered into a stock purchase agreement and related agreements for the sale of 6,153,850 shares of the Company's common stock to SOFTBANK at a price of $13.00 per share (the closing price on May 26, 1999, the day prior to the day the Company and SOFTBANK agreed in principle to the transaction) for an aggregate purchase price of $80,000,050. In order to provide capital to the Company until closing, which occurred on July 23, 1999, the Company and SOFTBANK entered into an interim convertible subordinated loan agreement on June 10, 1999 pursuant to which SOFTBANK loaned the Company $15,000,000. This loan amount was converted into shares of the Company's common stock at closing. On July 23, 1999, the Company received the remaining $65,000,050. The Company intends to use the proceeds to repay the balance on one of its lines of credit, to reduce trade payables and to provide working capital for the new e-Commerce business.

As of September 30, 1999, the Company had net working capital of $70,668,407 which includes $43,012,442 of net assets of discontinued operations. The Company used $11,154,675 in cash flows from operating activities of continuing operations for the nine months ended September 30, 1999, whereas in the same period of the prior year the Company used $2,255,084 in cash flows from operating activities of continuing operations.

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

Under its current loan agreement, as subsequently amended (the "Loan Agreement"), the Company has access to a combined credit facility of $40,000,000. The term of the Loan Agreement is five years. The loans have an interest rate choice of prime plus 1/4% or LIBOR (Adjusted Eurodollar Rate)
plus two hundred seventy-five basis points.   Under this credit facility, both
KPR Sports International, Inc. ("KPR") and RYKA Inc. may borrow up to the amount of their revolving line based upon 85% of their eligible accounts receivable and 65% of their eligible inventory, as those terms are defined in the Loan Agreement. The Loan Agreement also includes 50% of outstanding import letters of credit as collateral for borrowing.

Among other things, the Loan Agreement, as amended, requires KPR and RYKA to achieve annual earnings before interest, taxes, depreciation and amortization ("EBITDA") of $5,000,000 and it limits the Company's ability to incur additional indebtedness, make payments on subordinated indebtedness, make capital expenditures, sell assets, and pay dividends. At September 30, 1999, the Company was not in compliance with the EBITDA covenant. The Company obtained a waiver from the bank with respect to this covenant. Because there can be no assurance that the Company will be in compliance with this covenant for any period subsequent to September 30, 1999, the Company has classified the amounts outstanding under this line as a current liability. The Company is currently in negotiations with its lender to modify the terms of the Loan Agreement to return itself to compliance and more closely reflect its new e-commerce business structure.

At September 30, 1999, the aggregate amount outstanding under this line was $3,699,207. At September 30, 1999, based on available collateral and outstanding import letters of credit commitments, an additional $1,671,828 was available on this line for borrowing.

As of the closing of the Loan Agreement, KPR Sports International, Inc., Apex Sports International, Inc. and MR Management, Inc. (collectively the "KPR Companies") owed Michael Rubin, its Chairman and CEO, subordinated debt of $3,055,841 which is comprised of (i) a loan from Mr. Rubin to the KPR Companies in the principal amount of $851,440, plus accrued and unpaid interest on such loan of $180,517 through October 31, 1997 and (ii) a note in the principal amount of $2,204,401 representing undistributed Subchapter S corporation retained earnings previously taxed to him as the sole shareholder of the KPR Companies. No interest accrued on the note representing Subchapter S corporation earnings until December 15, 1997 at which time the interest began to accrue on such note at a choice of prime plus 1/4% or LIBOR (Adjusted Eurodollar Rate) plus two hundred seventy-five basis points. The Loan Agreement and the related Subordination Agreement allowed the Company to repay Mr. Rubin $1,000,000 of the subordinated debt principal and the accrued interest of $180,517 at the time of the closing of the Loan Agreement or within five days thereafter, subject to there being $2,000,000 of availability under the KPR Companies' credit line after taking into account such payments. Such payments were made to Mr. Rubin on November 26, 1997. In addition, the Loan Agreement and the Subordination Agreement permit the KPR Companies to make continued regular payments of interest on the subordinated debt and to further reduce principal on a quarterly basis, commencing with the first quarter of 1998, in an amount up to 50% of the cumulative consolidated net income of both borrowers, reduced by net losses of the borrowers during such period. During 1998, aggregate principal payments of $250,000 were made. On July 27, 1999, the principal balance of $1,805,841 plus interest accrued to date of $58,987 was repaid in full to Mr. Rubin.

The Company has made certain commitments with respect to developing the internet businesses of several sporting goods retailers. Management expects that the proceeds from the SOFTBANK transactions and the sale of the Branded division and the Off-Price and Action Sports division will result in adequate financing to allow the Company to continue the development of its e-Commerce business and meet its obligations as they mature during the foreseeable future.

YEAR 2000

The Company recognizes the importance of advanced computerization in maintaining and improving its level of service, internal and external communication and overall competitive position. The Company maintains a management information system that provides, among other things, comprehensive customer order processing, inventory, production, accounting and management information for the marketing, selling, manufacturing and distribution functions of the Company's business. The Company has created a Year 2000 project team which is coordinating efforts to evaluate, identify, correct or reprogram, and test the Company's existing systems Year 2000 compliance. The Company enhanced its key information systems to improve their functionality and increase performance during the first quarter of 1999. These upgrades also made these applications Year 2000 compliant. The final step of the Company's Year 2000 plan is to update its office networking system software which it expects to finish shortly after the end of the third quarter of 1999. The Company does not expect the costs of this step to have a material impact on the Company's results of operations, financial position, liquidity or capital resources. The Company is in the process of developing a contingency plan in the event that the above modifications do not result in Year 2000 compliance. In addition to making its own systems Year 2000 compliant, the Company is in the process of contacting its key suppliers and customers to determine the extent to which the systems of such suppliers and customers are Year 2000 compliant and the extent to which the Company could be effected by the failure of such third parties to become Year 2000 compliant. The Company cannot presently estimate the impact of the failure of such third parties to become Year 2000 Compliant. See "Risk Factors - Risks Relating to Year 2000 Compliance" in the Company's most recent Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in market risk for the nine months ended September 30, 1999. See the information set forth in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

PART II -- OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Not applicable.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          Effective July 23, 1999, the Company issued 6,153,850 shares of common stock (par value $.01 per share) to SOFTBANK America Inc. ("SOFTBANK") for an aggregate purchase price of $80,000,050. The issuance of the common stock was exempt from registration pursuant to section 4(2) of the Securities Act. The Company granted SOFTBANK certain "demand" and "piggy-back" registration rights with respect to these shares. The Company intends to use the proceeds to repay the balance on one of its lines of credit, to reduce trade payables and to provide working capital for its new e-Commerce business.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On July 13, 1999, the Company held its Annual Meeting of Shareholders (the "Annual Meeting"). Proxies were solicited for the Annual Meeting pursuant to Regulation 14 of the Securities Exchange Act of 1934. At the Annual Meeting the following matters were voted on:

          (i) Michael G. Rubin, Kenneth J. Adelberg, Harvey Lamm and Jeffrey F. Rayport were elected to serve on the Board of Directors of the Company for one-year terms and until their respective successors are duly elected and qualified. Michael G. Rubin and Kenneth J. Adelberg received 8,040,459 votes for their election with 311 votes withheld. Harvey Lamm and Jeffrey F. Rayport received 8,040,449 votes for their election with 321 votes withheld.

         (ii) An amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock by 40,000,000 shares from 20,000,000 shares to 60,000,000 shares was approved by a vote of 8,038,886 for the amendment and 1,550 votes against the amendment (with 334 broker non-votes and abstentions).

        (iii) An amendment to the Company's 1996 Equity Incentive Plan (the "Plan") to increase the number of shares of Common Stock issuable pursuant to the Plan from 1,000,000 shares to 3,000,000 was approved by a vote of 8,038,017 for the amendment and 2,466 votes against the amendment (with 287 broker non-votes and abstentions).

         (iv) The issuance of approximately 30% of the Company's issued and outstanding shares of Common Stock to SOFTBANK America Inc., a Delaware corporation ("SOFTBANK"), in a private placement was approved by a vote of 8,039,091 for the issuance and 657 votes against the issuance (with 1,022 broker non-votes and abstentions).

ITEM 5.   OTHER INFORMATION

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (A) EXHIBITS

          10.1* Employment Agreement dated August 9, 1999 by and between the Registrant and Arthur Miller.

          10.2+ Omnibus Services Agreement dated April 1, 1999 by and between the Registrant and Organic, Inc.

          10.3+ Amendment No. 1 to the Omnibus Services Agreement dated April 1, 1999 by and between the Registrant and Organic, Inc.

          10.4 Independent Contractor Services Agreement dated June 29, 1999 by and between the Registrant and Foundry, Inc.

          10.5 Addendum No. 1 to the Independent Contractor Services Agreement dated June 29, 1999 by and between the Registrant and Foundry, Inc.

          10.6 Agreement of Sale dated July 27, 1999 by and between the Registrant and IL First Avenue Associates L.P. for acquisition of property at 1075 First Avenue, King of Prussia, PA.

          10.7+ Advertising and Promotion Agreement dated October 3, 1999 by and between the Registrant and Yahoo! Inc.

          10.8 Transaction Management Services Agreement dated June 10, 1999 by and between the Registrant and Priority Fulfillment Services, Inc.

          27.1 Financial data schedule for the nine-month period ended September 30, 1999 (electronic filing only).

                 *    Management contract or compensatory plan or arrangement.

                 + Confidential treatment has been requested as to certain portions of this exhibit. The omitted portions have been separately filed with the Securities and Exchange Commission.

      (B) REPORTS ON  FORM 8-K

                 None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                              GLOBAL SPORTS, INC.



DATE:    November 15, 1999           By:   /s/ Michael G. Rubin
                                         -------------------------------
                                              Michael G. Rubin
                                           Chairman of the Board &
                                           Chief Executive Officer

DATE:    November 15, 1999           By:    /s/  Steven A. Wolf
                                         -------------------------------
                                               Steven A. Wolf
                                              Vice President &
                                           Chief Financial Officer