Form 10-K/A
period 1998-12-31
GLOBAL SPORTS INC
filed 2000-03-22
CIK 828750

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              ------------------
                                  FORM 10-K/A

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended DECEMBER 31, 1998 or
                               -----------------
[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from             to            .
                                    -----------    -----------
Commission file number 0-16611

                              GLOBAL SPORTS, INC.
                              -------------------
            (Exact name of registrant as specified in its charter)

                  DELAWARE                             04-2958132
                  --------                             ----------
        (State or other jurisdiction      (I.R.S. employer identification no.)
      of incorporation of organization)


                 1075 FIRST AVENUE, KING OF PRUSSIA, PA 19406
                 --------------------------------------------
         (Address of principal executive offices, including zip code)

                                (610) 265-3229
                                --------------
                    (Telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:   None
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

         Title of Each Class           Name of Each Exchange on Which Registered
-------------------------------------- -----------------------------------------
Common Stock, par value $.01 per share

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

                         -----------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE
 (Specific sections incorporated are identified under applicable items herein)

Certain exhibits from the registrant's prior filings under the Securities Exchange Act of 1934 and registration statements under the Securities Act of 1933 are incorporated by reference as Exhibits in Part IV of this Annual Report.
---------------
(1) This equals the number of outstanding shares of the registrant's Common Stock, reduced by treasury shares held by the registrant and the number of shares that may be deemed beneficially owned by the registrant's officers, directors and shareholders owning in excess of 10% of the registrant's Common Stock, multiplied by the last reported sale price for the registrant's Common Stock on March 15, 1999. This information is provided solely for record keeping purposes of the Securities and Exchange Commission and shall not be construed as an admission that any officer, director or 10% shareholder in the registrant is an affiliate of the registrant or is the beneficial owner of any such shares. Any such inference is hereby disclaimed.

================================================================================

                              GLOBAL SPORTS, INC.
               AMENDMENT NO. 2 TO THE ANNUAL REPORT ON FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 1998



The undersigned Registrant ("Global" or the "Company") hereby amends the following portions of its Annual Report on Form 10-K for the year ended December 31, 1998, as set forth below:

ITEM 4.1:  CERTAIN EXECUTIVE OFFICERS OF THE REGISTRANT

   The executive officers of the Company, who are not also directors of the Company, are as follows:


             NAME                     AGE/(1)/                                     POSITION
-------------------------------      -----------      ------------------------------------------------------------------
Arthur I. Carver                          48          Executive Vice President of Operations
Michael R. Conn                           28          Senior Vice President of Strategic Development
Guy Grubel                                44          Vice President/General Manager of Yukon
Melvin E. Lewis                           51          Vice President/General Manager of International Sales
David Newcombe                            35          Vice President of Sales
James J. Salter                           35          Chief Executive Officer - Off-Price and Action Sports Division
Mary Taylor                               40          President - RYKA
Steven A. Wolf                            40          Chief Financial Officer

/(1)/ As of April 27, 1999.

   Arthur I. Carver joined the Company as Executive Vice President of Operations in January 1999. Immediately prior to joining the Company, Mr. Carver worked at Reebok International, Ltd. where he served as Senior Vice President, Worldwide Sourcing and Logistics for approximately four years. Prior to that, Mr. Carver served as the Vice President, Operations Development, Worldwide and Vice President, North American Operations as well as other positions, for a total of nine years with Reebok. Mr. Carver received a degree in Industrial Management from Clarkson University.

   Michael R. Conn joined the Company in February 1999 as Senior Vice President of Strategic Development. Mr. Conn is responsible for developing growth opportunities for the Company and overseeing its investor relations and corporate communications. Immediately prior to joining the Company, Mr. Conn served as a Vice President of Research at Gruntal & Co. L.L.C., an investment bank, where he was employed since 1993. Mr. Conn received a degree in Finance from Boston University.

   Guy A. Grubel joined the Company in September 1997 and currently serves as Vice President/General Manager of Yukon. Immediately prior to joining the Company, Mr. Grubel worked as a Sales and Marketing Consultant for venture capital firms and private businesses from August 1995 until September 1997 and he served as Executive Vice President and General Manager of the Head footwear and apparel division of HTM from 1990 to August 1995. Mr. Grubel attended the University of Michigan and Kutztown University.

   Melvin E. Lewis joined the Company in June 1998 as Vice President/General Manager of the International division of the Branded Division. Immediately prior to joining the Company, Mr. Lewis served as Vice President, International of Jack Schwartz Shoes, Inc. from May 1990 until June 1998 where his duties included overseeing the international operations of the British Knights brand of athletic footwear. Mr. Lewis received a degree in Marketing Management and a degree in Counseling/Psychology from Miami University in Ohio and a degree in International Marketing from the International Marketing Institute in Massachusetts.

   David B. Newcombe joined the Company in January 1998 as National Sales Manager and became the Vice President of Sales in June 1998. Immediately prior to joining the Company, Mr. Newcombe served as one of the Company's independent sales representatives from 1996 through January 1998. He also worked at Avia in several sales capacities from 1986 to 1996, most recently as the Northeast Sales Manager. Mr. Newcombe received a degree in Sports Management from Rutgers University.

   James J. Salter has served as Chief Executive Officer of the Off-Price and Action Sports Division since joining the Company upon the acquisition of the Gen-X Companies in May 1998. Since establishing the Gen-X Companies in

1996, Mr. Salter served as its Chief Executive Officer. Prior to establishing the Gen-X Companies, Mr. Salter was Chief Executive Officer of Ride, Inc., a publicly traded Washington corporation he helped establish in 1991 which designs, manufactures and markets contemporary sporting goods equipment and apparel for snowboard and wakeboard consumers. Mr. Salter attended Long Beach State University.

   Mary D. Taylor has served as President of RYKA since January 1999. Immediately prior to joining the Company, Ms. Taylor served as Senior Director of Global Marketing for Athletic Originals at Converse Inc. since March 1997. Prior to that, she served as Vice President, Product and Engineering at Keds/Stride-Rite where she worked from 1994 until March 1997. Ms. Taylor received a degree in English and Communications from the University of Connecticut.

   Steven A. Wolf is a certified public accountant who joined the Company in August 1995 as its Vice President of Finance and Chief Financial Officer. From1990 until he joined the Company, Mr. Wolf was the Controller and Chief Financial Officer of Ellessee USA, Inc., a footwear and sportswear company that, through September1993, was a wholly owned subsidiary of Reebok International. Mr. Wolf received a B.S. degree in Accounting in 1980 from the State University of New York at Binghamton and is a member of the American Institute of Certified Public Accountants and the New York State Society of CPA's.


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

                                                                    SALES PRICES
                                                          ------------------------------
                                                              HIGH              LOW
                                                          -------------    -------------
1998
Fourth Quarter                                                $ 8.06           $4.25
Third Quarter                                                 $ 8.00           $4.63
Second Quarter (June 16-June 30)                              $ 7.25           $5.63
Second Quarter (April 1-June 15)                              $ 7.75           $5.19
First Quarter                                                 $ 5.69           $2.56

1997
Fourth Quarter                                                $ 5.31           $2.50
Third Quarter                                                 $ 5.31           $3.13
Second Quarter                                                $ 8.75           $4.38
First Quarter                                                 $10.00           $5.31

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

   On April 21, 1997, the Company completed a private placement of 125,000 shares of its common stock to certain private investors at a purchase price of $6.00 per share for an aggregate purchase price of $750,000. The shares were offered only to "accredited investors", as such term is defined in Regulation D under the Securities Act of 1933, as amended.

   Neither of the above transactions were public offerings, nor were any underwriters or underwriting discounts or commissions involved. Based upon information available to the Company as of the date of each of the above transactions, including certain representations and warranties of the acquirors of such shares, the Company believes that these transactions were exempt from registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

ITEM 6:  SELECTED FINANCIAL DATA

   The following selected consolidated financial data should be read in conjunction with Global's Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report.

   On December 15, 1997, the Company (then named RYKA, Inc.) completed a reorganization among the Company, certain companies controlled by Michael G. Rubin (the "KPR Companies"), the Company's Chairman and Chief Executive Officer, and Mr. Rubin. The reorganization was accounted for as a reverse purchase under generally accepted accounting principles, and the KPR Companies were considered to be the acquiring entity for accounting purposes, even though the Company was the surviving legal entity. Accordingly, references to the Company's financial statements refer to the financial statements of the KPR Companies prior to the reorganization and to the financial statements of the KPR Companies, including RYKA, Inc., after the reorganization. The following statement of operations data for the years ended December 31, 1998, 1997 and 1996 and the balance sheet data as of December 31, 1998 and 1997 are derived from the audited consolidated financial statements of Global included in this Annual Report, and the statement of operations data for the years ended December 31, 1995 and 1994 and the balance sheet data as of December 31, 1996, 1995 and 1994 are derived from the audited financial statements of the Company not included in this Annual Report.

   On April 20, 1999, Global formalized a plan to sell its Branded Division and its Off-Price and Action Sports Division in order to focus exclusively on its e-Commerce business. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of these divisions have been segregated from those of continuing operations and are presented in Global's consolidated financial statements as discontinued operations. The accompanying financial statements have been reclassified to reflect this presentation.


                                                                              YEAR ENDED DECEMBER 31,
                                            -------------------------------------------------------------------------------------
                                                      1998
                                                (AS RESTATED)/(1)/       1997            1996            1995            1994
                                            -------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Costs and expenses:
  General and administrative                       $ 3,452,914        $ 2,389,223     $ 2,852,623     $ 5,644,090     $ 2,863,564
  Interest expense (income)                          2,366,935          2,013,028       1,152,473         795,849         198,132
                                            -------------------------------------------------------------------------------------
Loss from continuing operations before
     income taxes                                   (5,819,849)        (4,402,251)     (4,005,096)     (6,439,939)     (3,061,696)
Benefit from income taxes                            1,978,749                  -               -               -               -
                                            -------------------------------------------------------------------------------------
Loss from continuing operations                     (3,841,100)        (4,402,251)     (4,005,096)     (6,439,939)     (3,061,696)
Income from discontinued operations                  9,664,956            246,956       3,260,783       6,464,749       3,415,960
                                            -------------------------------------------------------------------------------------
Net income (loss)                                  $ 5,823,856        $(4,155,295)    $  (744,313)    $    24,810     $   354,264
                                            =====================================================================================
Earnings (losses) per common share/(2)/  --
 basic and diluted:
Loss from continuing operations                    $      (.34)       $     (1.47)    $     (1.56)    $     (3.75)    $     (2.53)
Income from discontinued operations                        .85                .08            1.27            3.76            2.82
                                            -------------------------------------------------------------------------------------
Net income (loss)                                  $       .51        $     (1.39)    $      (.29)    $       .01     $       .29
                                            =====================================================================================
Weighted average common shares
 outstanding/(2)/ - basic and diluted               11,378,918          2,996,027       2,568,431       1,717,033       1,210,504
                                            =====================================================================================
Number of common shares outstanding/(2)/            11,925,378         10,418,111       2,831,766       2,306,766       1,323,716
                                            =====================================================================================

BALANCE SHEET DATA:
Net assets of discontinued operations              $41,127,839        $24,128,879     $11,797,458     $12,673,048      $3,167,061
Total assets                                        45,052,572         28,043,089      16,434,931      15,030,008       5,182,722
Total long-term debt                                20,993,421         20,975,479       5,905,225       5,000,725       2,415,955
Net working capital                                 34,845,581         19,747,778       2,021,552       2,838,705       1,200,094
Stockholders' equity (deficiency)                   17,094,400          2,157,349        (552,133)         92,787         748,220

/(1)/ See Note 17 to the financial statements.
/(2)/ All share and per share amounts give effect to the December 15, 1997
      1-for-20 reverse stock split as if it had occurred for all periods presented.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS'

OVERVIEW

   Global is a diversified sporting goods company that historically operated two distinct divisions: the Branded Division and the Off-Price and Action Sports Division. Over the past three years, there have been a number of strategic business developments that have significantly affected Global and its businesses.

   In the first quarter of 1999, the Company established its Interactive Division to develop its e-Commerce business. Through this division, the Company has entered into exclusive agreements to develop and operate the websites of multiple sporting goods retailers. Under these agreements, the Company sells merchandise to customers of the retailers' websites and pays the retailers a share of such sales. In addition, the Company and the retailers have made certain contractual commitments to each other with respect to the development, operation and promotion of the websites.

   On April 20, 1999, the Company formalized a plan to sell its non-internet businesses, the Branded Division and the Off-Price and Action Sports Division, in order to focus exclusively on the development of its e-Commerce business. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of these divisions have been segregated from those of continuing operations and are presented in the Company's consolidated financial statements as discontinued operations. The accompanying financial statements have been reclassified to reflect this presentation.

   Due to the fact that the Company had not, as of December 31, 1998, established its Interactive Division, results from continuing operations for the year ended December 31, 1998 and prior periods consist only of the operating expenses incurred by the Company in connection with general and administrative purposes not attributable to the discontinued operations segments.

   On June 10, 1999, in order to finance its e-Commerce business, the Company and SOFTBANK entered into a stock purchase agreement and related agreements for the sale of 6,153,850 shares of the Company's Common Stock to SOFTBANK at a price of $13.00 per share (the closing price on May 26, 1999, the day prior to the day the Company and SOFTBANK agreed in principle to the transaction) for an aggregate purchase price of approximately $80,000,000. The sale of the shares to SOFTBANK was completed on July 23, 1999.

   On September 24, 1999, in furtherance of its plan to sell its non-internet businesses, the Company entered into an agreement to sell its Off-Price and Action Sports Division. Approval by the Company's shareholders of the Acquisition Agreement and the sale of the Off-Price and Action Sports Division is currently being sought by the Company.

   Prior to its decision to focus exclusively on its e-Commerce business, Global acquired all of the outstanding and issued capital stock of the Gen-X Companies on May 12, 1998. The consideration paid for the capital stock of the Gen-X Companies consisted of: (i) 1,500,000 shares of Global's Common Stock, (ii) 10,000 shares of Global's preferred stock, mandatorily redeemable over 5 years in the maximum aggregate amount of $500,000, and (iii) noninterest-bearing contingent notes payable over 5 years in the maximum aggregate amount of $4.5 million. The redemption price of the preferred stock and the payment amount of the contingent notes are dependent upon the Company's Off-Price and Action Sports Division achieving certain sales and gross profit targets. For accounting purposes, the preferred stock and the contingent notes are recognized if and when the sales and gross profit targets are met. In June, 1999, the Company redeemed 2,000 shares of the preferred stock for an aggregate of $100,000 and paid $900,000 of the principal amount of the contingent notes, pursuant to the provisions thereof. The Company's results of operations for 1998 include those of the Gen-X Companies only from the date of acquisition through the end of the year.

   On December 15, 1997, the Company (then named RYKA, Inc.) completed a reorganization among the Company, the KPR Companies and Michael G. Rubin, the Company's Chairman and Chief Executive Officer. See - "Business - History". The reorganization was accounted for as a reverse purchase under generally accepted accounting principles, and the KPR Companies were considered to be the acquiring entity for accounting purposes, even though the Company was the surviving legal entity. Accordingly, references to the Company's financial statements refer to the financial statements of the KPR Companies prior to the reorganization and to the financial statements of the KPR Companies, including RYKA, Inc., after the reorganization.

RESTATEMENT

   Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 1998, the Company's management determined that the discount applied to the fair value of the Company's common stock issued as consideration for the acquisition of the Gen-X Companies in May 1998 should be decreased from 35% to 10%. As a result, the consolidated financial statements for the year ended December 31, 1998 have been restated from amounts previously reported to reflect an additional $2,486,625 of consideration paid for the Gen-X Companies and additional amortization of goodwill of $77,707 for the period from May 12, 1998 through December 31, 1998. See Note 17 to the financial statements.

RESULTS OF OPERATIONS

For the Year Ended December 31, 1998 Compared to the Year Ended December 31,
1997

                                           FOR THE YEAR ENDED DECEMBER 31,
                                     --------------------------------------------
                                            1998                    1997
                                     --------------------   ---------------------
Costs and expenses:
     General and administrative               $ 3,452,914             $ 2,389,223
     Interest expense                           2,366,935               2,013,028
                                     --------------------   ---------------------
          Total costs and expenses              5,819,849               4,402,251
                                     --------------------   ---------------------
Loss before income taxes                       (5,819,849              (4,402,251)
Benefit from income taxes                       1,978,749                      --
                                     --------------------   ---------------------
Loss from continuing operations                (3,841,100              (4,402,251)
Income from discontinued operations             9,664,956                 246,956
                                     --------------------   ---------------------
Net income (loss)                             $ 5,823,856             $(4,155,295)
                                     ====================   =====================

   Costs and expenses. General and administrative expenses increased by $1.1 million, or 45%, to $3.5 million in 1998 from $2.4 million in 1997 as a result of increased expenditures in financial and management information systems to support the growth of business as well as normal salary increases. Interest expense increased by approximately $.4 million, or 18%, to $2.4 million in 1998 from $2.0 million in 1997 due to increased borrowing to support increases in business. These increases in interest expense were partially offset by substantial reductions in Global's average borrowing costs.

   Income taxes.   Global's overall effective tax rate was 34% for 1998. In
1997, Global recorded no provision for income taxes due to net losses.

   Income from discontinued operations. Income from discontinued operations increased by $9.4 million to $9.6 million in 1998 from $.2 million in 1997 as a result of increases in net sales and gross margins in the discontinued operations segments and a reduction in certain selling, general and administrative expenses attributable to the discontinued operations segments. These increases in selling general and administrative costs were marginally offset by increased marketing and development expenditures in support of the Branded business.

For the Year Ended December 31, 1997 Compared to the Year Ended December 31,
1996

                                           FOR THE YEAR ENDED DECEMBER 31,
                                       ----------------------------------------
                                              1997                  1996
                                       -------------------    -----------------
Cost and expenses:
     General and administrative                $ 2,389,223          $ 2,852,623
     Interest expense                            2,013,028            1,152,473
                                               -----------          -----------
          Total costs and expenses               4,402,251            4,005,096
                                               -----------          -----------
Loss before income taxes                        (4,402,251)          (4,005,096)
Benefit from income taxes                               --                   --
                                               -----------          -----------
Loss from continuing operations                 (4,402,251)          (4,005,096)
Income from discontinued operations                246,956            3,260,783
                                               -----------          -----------
Net loss                                       $(4,155,295)         $  (744,313)
                                               ===========          ===========

   Costs and expenses. General and administrative expenses decreased by approximately $500,000, or 16%, to $2.4 million in 1998 from $2.9 million in 1997 as a result of a decrease in Mr. Rubin's salary and general cost containment efforts. Interest expense increased by approximately $900,000, or 75%, to $2.0 million in 1998 from $1.1 million in 1997 due to increased borrowing to support increases in business and increases in average borrowing costs.

   Income taxes.   In 1997 and 1996, Global recorded no provision for income
taxes due to net losses.

   Income from discontinued operations. Income from discontinued operations decreased by $3.0 million to almost $.3 million in 1997 from $3.3 million in 1996 primarily as a result of increases in certain selling, general and administrative expenses offset by only moderate increases in net sales and gross margins in the discontinued operations segments. The selling, general and administrative expense increase reflects greater professional fees and bank fees related to the 1997 refinancing and reorganization as well as the general increase in staffing, marketing and warehousing costs to support the growth in business of the discontinued operating segments from 1996 to 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

   Prior to the Reorganization, the operations of the KPR Companies had been financed by a combination of internally generated resources and annual increases in the size of the bank credit facility. The operations of RYKA were financed by equity transactions, subordinated borrowings and annual increases in the size of RYKA's bank credit facility. Increases in the bank credit facilities for the KPR Companies and RYKA were required to fund the Company's increased accounts receivable and investment in inventories necessary to support the increases in revenue. As of December 31, 1998, the Company had working capital of $34,845,581. The Company generated $2,671,049 in cash flows from operating activities for the year ended December 31, 1998, whereas in the prior year the Company used $9,147,743 in cash flows from operating activities.

Liquidity

   On November 20, 1997, the KPR Companies and RYKA entered into a loan agreement with a lender (the "Loan Agreement") pursuant to which a prior lender was repaid in full on November 21, 1997. Under the Loan Agreement, as amended, the Company has access to a combined credit facility of $40,000,000, which is comprised of the KPR Companies' credit facility of $35,000,000 and RYKA's credit facility of $5,000,000. The term of the Loan Agreement is five years expiring on November 19, 2002. The KPR Companies and RYKA have an interest rate choice of prime plus 1/4 % or LIBOR (Adjusted Eurodollar Rate) plus two hundred seventy-five basis points. Under this new credit facility, both the KPR Companies and RYKA may borrow up to the amount of their revolving line based upon 85% of their eligible accounts receivable and 65% of their eligible inventory, as those terms are defined in the Loan Agreement. In addition to the revolving lines of credit described above, the new lender will over-advance to the Company a combined additional total of $3,000,000, comprised of the KPR Company's additional $2,000,000 and RYKA's additional $1,000,000 over the collateral for additional letters of credit needed for seasonal production of new merchandise for the Spring 1999 and Fall 1999 seasons. The aggregate amount outstanding under this line at December 31, 1998 was $18,812,156. At December 31, 1998, based on available collateral and outstanding import letters of credit commitments, an additional $2,403,332 (including the seasonal over-advance) was available on this line for borrowing.

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

New Accounting Pronouncements

   Derivative Instruments.   In June 1998, the FASB issued SFAS No. 133,
Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement, as amended, is effective for fiscal years beginning after June 15, 2000, although early adoption is encouraged. The Company has not yet assessed what the impact of this statement will be on the Company's future earnings or financial position.

   Start-Up Costs.   In April 1998, the AICPA Accounting Standards Executive
Committee issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, ("SOP 98-5"). The statement requires that costs of start-up activities, including organization costs, be expensed as incurred. This statement is required to be adopted January 1, 1999. Adoption of SOP 98-5 is not expected to have a material effect on the Company's results of operations, cash flows or financial position.

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The directors of the Company are as follows:


             NAME                     AGE/(1)/                                     POSITION
-------------------------------      -----------      ------------------------------------------------------------------
Michael G. Rubin                          26           Chairman of the Board and Chief Executive Officer
Kenneth J. Adelberg                       46           Director
Harvey Lamm                               63           Director
Jeffrey Rayport                           39           Director

    /(1)/ As of April 27, 1999.

   Michael G. Rubin has served as Chairman of the Board and Chief Executive Officer of the Company since July 31, 1995 and as President and Director of KPR Sports International, Inc., Apex Sports International, Inc. and MR Management, Inc. (the "KPR Companies") since their formation in 1990. Mr. Rubin received the 1995 Entrepreneur of the Year Award for the Delaware Valley Region, which is sponsored by Inc. magazine and Ernst & Young. Mr. Rubin attended Villanova University, Villanova, Pennsylvania.

   Kenneth J. Adelberg has served as President and Chief Executive Officer of HiFi House Group of Companies, a privately-held company based in Broomall, Pennsylvania, since 1987. Mr. Adelberg is a director and founding stockholder of US Wats, Inc., a publicly-traded company specializing in business telecommunications services, located in Bala Cynwyd, Pennsylvania, which was established in 1989. Mr. Adelberg is a founding stockholder and director of Republic Bank, Philadelphia, Pennsylvania, a publicly-traded bank which has been in operation since 1989. Mr. Adelberg holds Bachelor of Science degrees in Biophysics and Physiological Psychology from Pennsylvania State University and attended the MBA program at Drexel University, Philadelphia, Pennsylvania.

   Harvey Lamm has served as a director and Chief Executive Officer of Vintek Corporation, a privately-held company based in Philadelphia, Pennsylvania since 1996. Vintek specializes in automated title management and the development of tools to reduce cost and manage risk for automotive finance institutions. From 1990 to 1996, Mr. Lamm spent his time managing his investments. From 1967 until 1990, Mr. Lamm served as Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer of Subaru of America, Inc., until its acquisition by Fuji Heavy Industries Ltd. Mr. Lamm helped found Subaru of America, which was the exclusive importer of Subaru brand vehicles in the United States and was a publicly traded company listed on the Nasdaq National Market. Mr. Lamm holds degrees from Pennsylvania State University and Drexel University.

   Jeffrey F. Rayport has been executive director of the Monitor Marketspace Center, a technology and e-Commerce media unit based at Monitor Company, a global strategy consulting firm headquartered in Cambridge, Massachusetts, since September, 1998. Dr. Rayport has also been a faculty member in the Service Management Interest Group at the Harvard Business School since prior to 1995. Dr. Rayport went on leave from the Harvard Business School in September, 1998. Dr. Rayport earned an A.B. from Harvard College, an M.Phil. in International Relations at the University of Cambridge and an A.M. in the History of American Civilization and a Ph.D. in Business History at Harvard University.

   Information concerning executive officers of the Company who are not also directors is included in Item 4.1 of this Annual Report on Form 10-K/A.

ITEM 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                          Page
                                                                                                       ----------
14(a)(1)      FINANCIAL STATEMENTS
              Report of Independent Auditors--Deloitte & Touche LLP                                    F-1
              Balance Sheets as of December 31, 1998 and 1997                                          F-2
              Statements of Operations for the years ended December 31, 1998, 1997 and 1996            F-3
              Statements of Stockholders' Equity (Deficiency) for the years ended
                        December 31, 1998, 1997 and 1996                                               F-4
              Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996            F-5
              Notes to Financial Statements                                                            F-6 - F-22

14(a)(3)      EXHIBITS
27.1          Financial Data Schedule (electronic filing only)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf on the date indicated by the undersigned thereunto duly authorized.


                                    GLOBAL SPORTS, INC.


Date: March 21, 2000                By: /s/       Michael G. Rubin
                                       _____________________________________
                                                  Michael G. Rubin,
                                         Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               Signature                                   Capacity                                  Date
----------------------------------------      -----------------------------------          -------------------------
/s/ Michael G. Rubin                             Chairman and Chief Executive                   March 21, 2000
----------------------------                     Officer
Michael G. Rubin

/s/ Jordan M. Copland                            Executive Vice President and                   March 21, 2000
----------------------------                     Chief Financial Officer
Jordan M. Copland

/s/ Kenneth J. Adelberg                          Director                                       March 21, 2000
----------------------------
Kenneth J. Adelberg

/s/ Harvey Lamm                                  Director                                       March 21, 2000
----------------------------
Harvey Lamm

/s/ Charles Lax                                  Director                                       March 21, 2000
----------------------------
Charles Lax

/s/ Jeffrey Rayport                              Director                                       March 21, 2000
----------------------------
Jeffrey Rayport


                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------

                                                                         Page
                                                                         ----

FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31,
1998, 1997 AND 1996 AND INDEPENDENT AUDITORS' REPORT:

     Independent Auditors' Report - Deloitte & Touche LLP........         F-1

     Consolidated Balance Sheets at December 31, 1998 and 1997...         F-2

     Statements of Operations for the Years Ended
     December 31, 1998, 1997 and 1996............................         F-3

     Statements of Stockholders' Equity (Deficiency)
     for the Years Ended December 31, 1998, 1997 and 1996........         F-4

     Statements of Cash Flows for the Years Ended
     December 31, 1998, 1997 and 1996............................         F-5

     Notes to Financial Statements...............................  F-6 - F-22


                         INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Global Sports, Inc.

We have audited the accompanying consolidated balance sheets of Global Sports, Inc. and Subsidiaries (the "Company") as of December 31, 1998 and 1997, the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended, and the related combined statements of operations, stockholders' equity (deficiency) and cash flows for the year ended December 31, 1996 (see Note 2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

As discussed in Note 1, on April 20, 1999, the Company formalized a plan to sell two of its businesses. Accordingly, the accompanying financial statements have been reclassified to present discontinued operations.

As discussed in Note 17, the accompanying 1998 financial statements have been restated.

/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 16, 1999
(September 24, 1999 as to Notes 1 and 14 and
March 13, 2000 as to Note 17)

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                   DECEMBER 31,
                                                                                      1998
                                                                                 (AS RESTATED -               DECEMBER 31,
                                                                                   SEE NOTE 17)                   1997
                                                                              ----------------------      --------------------
                                     ASSETS

Current assets:
   Cash and cash equivalents:                                                            $    83,169               $    98,881
   Net assets of discontinued operations                                                  41,127,839                24,128,879
   Prepaid expenses and other current assets                                                 599,224                   430,279
                                                                                         -----------               -----------
       Total current assets                                                               41,810,232                24,658,039
   Property and equipment, net of accumulated depreciation and
       amortization                                                                        2,988,714                 3,123,184
   Other assets                                                                              253,626                   261,866
                                                                                         -----------               -----------
       Total assets                                                                      $45,052,572               $28,043,089
                                                                                         ===========               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion--notes payable, bank                                                  $        --               $ 2,000,000
   Current portion--capital lease obligation, related party                                  127,966                   116,124
   Accounts payable                                                                        3,595,996                    91,542
   Accrued expenses                                                                        1,434,848                   633,943
   Subordinated note payable, related party                                                1,805,841                 2,068,652
                                                                                         -----------               -----------
       Total current liabilities                                                           6,964,651                 4,910,261
Capital lease obligation, related party                                                    2,181,265                 2,309,231
Notes payable, bank                                                                       18,812,156                18,666,248
Mandatorily redeemable preferred stock                                                           100                        --
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized in 1998 and
    1997; 10,000 shares issued as mandatorily redeemable preferred stock
    in 1998                                                                                       --                        --
   Common stock, $0.01 par value, 20,000,000 shares authorized; 12,994,464 and 11,487,197 shares issued in 1998 and 1997, respectively;
    11,925,378 and 10,418,111 shares outstanding in 1998 and 1997,
    respectively                                                                             129,947                   114,875
   Additional paid in capital                                                             17,111,166                 8,001,132
   Accumulated other comprehensive loss                                                      (47,431)                  (35,520)
   Retained earnings (accumulated deficit)                                                   114,535                (5,709,321)
                                                                                         -----------               -----------
                                                                                          17,308,217                 2,371,166
   Less: Treasury stock, at cost                                                             213,817                   213,817
                                                                                         -----------               -----------
       Total stockholders' equity                                                         17,094,400                 2,157,349
                                                                                         -----------               -----------
       Total liabilities and stockholders' equity                                        $45,052,572               $28,043,089
                                                                                         ===========               ===========

The accompanying notes are an integral part of these financial statements.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

                           STATEMENTS OF OPERATIONS

                                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------------------------------
                                                                   1998
                                                               CONSOLIDATED
                                                              (AS RESTATED -            1997                 1996
                                                               SEE NOTE 17)         CONSOLIDATED           COMBINED
                                                           --------------------  -------------------  ------------------
Costs and expenses:
   General and administrative expense                              $ 3,452,914          $ 2,389,223          $ 2,852,623
   Interest expense                                                  2,366,935            2,013,028            1,152,473
                                                                   -----------          -----------          -----------
      Total costs and expenses                                       5,819,849            4,402,251            4,005,096
                                                                   -----------          -----------          -----------
Loss from continuing operations before income taxes                 (5,819,849)          (4,402,251)          (4,005,096)
Benefit from income taxes                                            1,978,749                   --                   --
                                                                   -----------          -----------          -----------
Loss from continuing operations                                     (3,841,100)          (4,402,251)          (4,005,096)
Discontinued operations (See Note 1):
   Income from discontinued operations (less income
     taxes of $3,879,567, $ --  and $81,483 in 1998, 1997
     and 1996, respectively)                                         9,664,956              246,956            3,260,783
                                                                   -----------          -----------          -----------
Net income (loss)                                                  $ 5,823,856          $(4,155,295)         $  (744,313)
                                                                   ===========          ===========          ===========

Earnings (losses) per share - basic and diluted:
   Loss from continuing operations                                 $      (.34)         $     (1.47)         $     (1.56)
   Income from discontinued operations                                     .85                  .08                 1.27
                                                                   -----------          -----------          -----------
        Net income (loss)                                          $       .51          $     (1.39)         $      (.29)
                                                                   ===========          ===========          ===========

The accompanying notes are an integral part of these financial statements.

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES

            STATEMENTS OF STOCKHOLDERS' EQUITY (ACCUMULATED DEFICIT)


                                                                              RETAINED                       ACCUMULATED
                                        COMMON STOCK        ADDITIONAL        EARNINGS                          OTHER
                                    ---------------------     PAID IN       (ACCUMULATED    COMPREHENSIVE   COMPREHENSIVE
                                      SHARES     DOLLARS      CAPITAL         DEFICIT)      INCOME (LOSS)   INCOME (LOSS)
                                    ----------  ---------  -------------  ----------------  --------------  --------------
Combined balance at
  December 31,1995                       2,000   $  2,000   $   155,430       $   (27,513)                       $(12,130)
Distributions to stockholder                                                     (782,200)
Equity in stock issuances of
  RYKA Inc.                                                     911,328
Net loss                                                                         (744,313)    $  (744,313)
Translation adjustments                                                                           (29,735)        (29,735)
                                                                                              -----------
Comprehensive loss                                                                            $  (774,048)
                                    ----------   --------   -----------       -----------     ===========        --------
Combined balance at
  December 31, 1996                      2,000      2,000     1,066,758        (1,554,026)                        (41,865)
Warrant compensation related to
 former officer                                                 152,333
Equity in stock issuances of
  RYKA Inc.                                                     356,534
Adjustments arising from
 reorganization, 1,608.06-for-
 1stock split and change from no
 par value to $.01 per share         3,316,111     31,184        (6,184)
Common stock issued in
 acquisition of RYKA Inc. and
 acquisition of treasury stock       8,169,086     81,691     6,431,691
Net loss                                                                       (4,155,295)    $(4,155,295)
Translation adjustments                                                                             6,345           6,345
                                                                                              -----------
Comprehensive loss                                                                            $(4,148,950)
                                    ----------   --------   -----------       -----------     ===========        --------
Consolidated balance at
  December 31, 1997                 11,487,197    114,875     8,001,132        (5,709,321)                        (35,520)
Net income (as restated -
  see Note 17)                                                                  5,823,856     $ 5,823,856
Translation adjustments                                                                           (11,911)        (11,911)
                                                                                              -----------
Comprehensive loss (as restated -                                                             $ 5,811,945
 see Note 17)                                                                                 ===========
Acquisition of the Gen-X Companies
 (as restated - see Note 17)         1,500,000     15,000     8,936,850
Issuance of warrants to purchase
 common stock                                                   150,000
Issuance of common stock upon
 exercise of options                     7,267         72        23,184
                                    ----------   --------   -----------       -----------                        --------
Consolidated balance at
  December 31, 1998
  (as restated - see Note 17)       12,994,464   $129,947   $17,111,166       $   114,535                        $(47,431)
                                    ==========   ========   ===========       ===========                        ========

                                        TREASURY STOCK
                                    -----------------------

                                      SHARES      DOLLARS
                                    ----------  -----------
Combined balance at
  December 31,1995                         100    $  25,000
Distributions to stockholder
Equity in stock issuances of
  RYKA Inc.
Net loss
Translation adjustments

Comprehensive loss
                                     ---------    ---------
Combined balance at
  December 31, 1996                        100       25,000
Warrant compensation related to
 former officer
Equity in stock issuances of
  RYKA Inc.
Adjustments arising from
 reorganization, 1,608.06-for-
 1stock split and change from no
 par value to $.01 per share              (100)     (25,000)
Common stock issued in
 acquisition of RYKA Inc. and
 acquisition of treasury stock       1,069,086     (213,817)
Net loss
Translation adjustments

Comprehensive loss
                                     ---------    ---------
Consolidated balance at
  December 31, 1997                  1,069,086     (213,817)
Net income (as restated -
  see Note 17)
Translation adjustments

Comprehensive loss (as restated -
 see Note 17)
Acquisition of the Gen-X Companies
 (as restated - see Note 17)
Issuance of warrants to purchase
 common stock
Issuance of common stock upon
 exercise of options
                                     ---------    ---------
Consolidated balance at
  December 31, 1998                  1,069,086    $(213,817)
  (as restated - see Note 17)        =========    =========


The accompanying notes are an integral part of these financial statements.

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES

                           STATEMENTS OF CASH FLOWS

                                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                                  ----------------------------------------------------
                                                                          1998
                                                                    CONSOLIDATED (AS
                                                                    RESTATED - SEE           1997           1996
                                                                       NOTE 17)          CONSOLIDATED     COMBINED
                                                                  ------------------    --------------   -------------
Cash Flows from Operating Activities:
  Net income (loss)                                                      $ 5,823,856       $(4,155,295)    $  (744,313)
    Deduct:
         Income from discontinued operations                               9,664,956           246,956       3,260,783
                                                                         -----------       -----------     -----------
         Loss from continuing operations                                  (3,841,100)       (4,402,251)     (4,005,096)
    Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
         Depreciation and amortization                                       567,310           368,227         332,779
         Loss on disposition of equipment                                     19,819                --              --
         Warrants expense                                                    150,000           152,333              --
     Changes in operating assets and liabilities, net of
      acquisitions and discontinued operations:
         Prepaid expenses and other current assets                          (168,945)       (3,551,074)       (169,397)
         Other assets                                                         33,571          (576,542)       (473,830)
         Accounts payable and accrued expenses                             4,292,548           491,169         124,542
                                                                         -----------       -----------     -----------
         Net cash provided by (used in) continuing operations              1,053,203        (7,518,138)     (4,191,002)
         Net cash provided by (used in) discontinued operations            1,617,846        (1,629,605)      4,880,686
                                                                         -----------       -----------     -----------
         Net cash provided by (used in) operating activities               2,671,049        (9,147,743)        689,684
                                                                         -----------       -----------     -----------
Cash Flows from Investing Activities:
         Acquisition of property and equipment                              (397,990)         (231,987)       (505,543)
                                                                         -----------       -----------     -----------
Cash Flows from Financing Activities:
        Net borrowings under line of credit                               (1,853,992)        9,984,077         970,441
        Costs of debt issuance                                               (80,000)         (266,304)             --
        Repayment of capital lease                                          (116,124)         (105,378)        (86,251)
        Proceeds from exercises of common stock options                       23,256                --              --
        Repayment of subordinated debt                                      (250,000)         (416,000)             --
        Distributions to stockholder                                              --                --        (782,200)
                                                                         -----------       -----------     -----------
        Net cash provided by financing activities                         (2,276,860)        9,196,395         101,990
                                                                         -----------       -----------     -----------
Effect of exchange rate changes on cash and cash equivalents                 (11,911)            6,345         (29,735)
                                                                         -----------       -----------     -----------
Net increase (decrease) in cash and cash equivalents                         (15,712)         (176,990)        256,396
Cash and cash equivalents, beginning of year                                  98,881           275,871          19,475
                                                                         -----------       -----------     -----------
Cash and cash equivalents, end of year                                   $    83,169       $    98,881     $   275,871
                                                                         ===========       ===========     ===========
Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                                $ 3,056,160       $ 1,882,198     $ 1,026,499
                                                                         ===========       ===========     ===========
Supplemental disclosure of non-cash investing and financing
 activities:
   Notes payable issued in acquisitions                                  $ 6,000,000                --              --
                                                                         ===========       ===========     ===========
   Modification of existing capital lease                                         --                --     $   916,960
                                                                         ===========       ===========     ===========
   Issuance of common stock of affiliate at a price per share in
    excess of the Company's carrying amount                                       --       $   356,534     $   911,328
                                                                         ===========       ===========     ===========
   Refinancing of revolving credit agreement                                      --       $16,718,420              --
                                                                         ===========       ===========     ===========
   Issuance of common stock for acquisition of the Gen-X Companies       $ 8,951,850                --              --
                                                                         ===========       ===========     ===========
   Issuance of mandatorily redeemable preferred stock                    $       100                --              --
                                                                         ===========       ===========     ===========

The accompanying notes are an integral part of these financial statements.

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION AND SUBSEQUENT EVENTS

   Global Sports, Inc. ("Global" or "the Company"), a Delaware corporation, is an e-Commerce company that is in the process of developing the internet businesses of several sporting goods retailers through contractual commitments with its Global Sports Interactive subsidiary. The Company's failure to meet these commitments could result in a forfeiture of the contracts and the exclusive rights to certain future internet business and have a material adverse affect on the future results of operations and financial condition of the Company.

Discontinued Operations

   On April 20, 1999, the Company formalized a plan to sell two of its businesses, the Branded division and the Off-Price and Action Sports division, in order to focus exclusively on its e-Commerce business. The Branded division designs and markets the RYKA and Yukon footwear brands. The Off-Price and Action Sports division is a third-party distributor and make-to-order marketer of off-price footwear, apparel and sporting goods. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of these divisions have been segregated from those of continuing operations and are presented in the Company's financial statements as discontinued operations.
The accompanying financial statements have been reclassified to reflect this presentation.

   On September 24, 1999, the Company and a management group led by James J. Salter and Kenneth J. Finkelstein entered into an acquisition agreement for the sale of all of the issued and outstanding capital stock of the Company's wholly-owned subsidiaries Gen-X Holdings Inc. and Gen-X Equipment Inc. and the Company's Off-Price and Action Sports Division. The aggregate purchase price for the sale is approximately $20,000,000, of which approximately $6,000,000 is to be paid at closing, approximately $4,000,000 is the assumption of contingent notes payable, and $10,000,000 is to be paid over a seven and one half year period pursuant to the terms of two notes to be delivered at closing. In connection with the sale, the Company has agreed to accelerate the vesting of options to acquire an aggregate of 281,930 shares of the Company's common stock, of which options to acquire 80,000 shares are held by each of Messrs Salter and Finkelstein. The closing of this sale is subject to customary closing conditions, including approval by the Company's shareholders and expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Upon closing, the gain on this sale, if any, will be deferred and recognized on an installment-sale basis over the term of the two notes.

   The discontinued operations components of amounts reflected in the income statements and balance sheets are as follows:

                                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------------------------------------------
                                                               1998                       1997                        1996
                                                     ----------------------     ----------------------     ------------------------
INCOME STATEMENT DATA:
    Net sales                                                  $131,434,971                $60,671,407                   $47,340,450
                                                     ======================     ======================     =========================

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

                                                                                 DECEMBER 31,
                                                              -------------------------------------------------
                                                                       1998                       1997
                                                              --------------------      -----------------------
BALANCE SHEET DATA:
   Cash                                                               $    772,916                  $        --
   Accounts receivable                                                  36,782,732                   16,060,911
   Inventory                                                            20,954,168                   16,906,171
   Property and equipment                                                1,397,189                      159,528
   Goodwill and intangibles                                             16,507,073                    6,147,282
   Other assets                                                            936,293                      243,807
   Accounts payable and accrued expenses                               (16,192,954)                 (15,388,820)
   Subordinated notes payable                                           (1,999,065)                          --
   Note payable, banks                                                 (14,823,955)                          --
   Notes payable, other                                                 (3,206,558)                          --
                                                              --------------------      -----------------------
      Net assets of discontinued operations/(1)/                      $ 41,127,839                  $24,128,879
                                                              ====================      =======================

/(1)/ Included in current assets.

Acquisition of Discontinued Operations

   Effective May 12, 1998, the Company acquired Gen-X Holdings Inc. and Gen-X Equipment Inc. (collectively, the "Gen-X Companies"). The Gen-X Companies were privately-held companies based in Toronto, Ontario specializing in selling off-price sporting goods and winter sports equipment (including ski and snowboard equipment), in-line skates, sunglasses, skateboards and specialty footwear. In consideration for the stock of the Gen-X Companies, the Company issued 1.5 million shares of its common stock and contingent consideration in the form of noninterest-bearing notes and 10,000 shares of mandatorily redeemable preferred stock in the aggregate amount of $5 million. The notes are payable and shares are redeemable at an aggregate of $1 million per year over a five-year period upon achieving certain sales and gross profit targets. The redemption price of the preferred shares is contingent on the same targets, up to a maximum of $500,000. The total purchase price, including acquisition expenses of approximately $330,000 but excluding the contingent consideration described above ($1 million of which was paid in May of 1999), was $9,279,645. This purchase price is based on the 5-day average market price of the 1.5 million shares discounted by 10% to reflect the lack of liquidity of such shares. The following table details the allocation of the total consideration:

   Fair value of assets acquired     $13,913,937
   Fair value of liabilities assumed (13,765,000)
   Goodwill                            9,130,708
                                     -----------
                                     $ 9,279,645
                                     ===========

   Goodwill is being amortized on a straight line basis over twenty years. If and when the contingent consideration is issued, goodwill will increase.

   In connection with the acquisition of the Gen-X Companies on May 12, 1998, the Company issued 10,000 shares of mandatorily redeemable preferred stock. The redemption price of these preferred shares is contingent on certain sales and gross profit targets, ranging from a minimum of $.01 per share to a maximum of $50.00 per share, and are redeemable over a five year period.

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

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

Notes Payable of Discontinued Operations

   The components of the Notes Payable, Banks balances as of December 31, 1998 and 1997 are as follows:

                                                                                                    DECEMBER 31,
                                                                                  ---------------------------------------------
                                                                                           1998                      1997
                                                                                  ---------------------      ------------------
Revolving credit facility, secured by substantially all assets of the Gen-X
 Companies (weighted average interest rate at December 31, 1998 - 7.93%)                    $14,500,000                   $  --
Mortgage payable, secured by building due 8/15/09 (interest rate at December
 31, 1998 - 8.07%)                                                                              323,955                      --
                                                                                  ---------------------      ------------------
Total                                                                                       $14,823,955                   $  --
                                                                                  =====================      ==================

   The Company has a line of credit of approximately $20,000,000 for use by the Gen-X Companies, which is available for either direct borrowing or for import letters of credit. The loan bears interest at prime plus one half percent and is secured by a general security agreement covering substantially all of the Gen-X Companies' assets. At December 31, 1998, draws of $14,500,000 (included in current liabilities) were committed under this line. Based on available collateral and outstanding import letters of credit commitments an additional $4,701,700 was available for borrowing. The total interest expense included in discontinued operations and incurred in connection with this facility was $453,485 for the year ending December 31, 1998. The maximum amount outstanding on this line during 1998 was $14,500,000.

   Notes Payable, Banks includes a mortgage payable secured by land and building in Ontario, Canada of $323,955 of which $29,576 is classified as current, bearing interest at the bank's cost of funds plus 2.5% and maturing on August 15, 2009. For the year ending December 31, 1998, interest expense of discontinued operations included $15,794 related to this mortgage.

   The components of the notes payable, other balances as of December 31, 1998 and 1997 are as follows:

                                                                                  DECEMBER 31,
                                                                  ----------------------------------------
                                                                          1998                  1997
                                                                  ------------------     -----------------
Note payable to Ride, Inc., due 12/31/02
 (interest rate at December 31, 1998 - 8%)                                $1,600,000                 $  --
Notes payable to former shareholders of Lamar, due 7/27/03
 (interest rate at December 31, 1998 - 6%)                                 1,606,558                    --
                                                                  ------------------     -----------------
Total                                                                     $3,206,558                 $  --
                                                                  ==================     =================

   Other debt related to the Gen-X Companies includes an outstanding loan payable to Ride Inc. for $1,600,000. The original loan of $2,000,000 is repayable in equal quarterly installments of $100,000 which commenced on March 31, 1998 and bears interest at the prime lending rate. For the year ending December 31, 1998, interest expense of discontinued operations included $88,150 related to this note.

   Notes payable, other also includes $1,606,558 of promissory notes payable to the former shareholders of Lamar. The notes are payable in five equal annual installments and bear interest at 6% per annum.

   The components of the subordinated notes payable balances as of December 31, 1998 and 1997 are as follows:

                                                                                             DECEMBER 31,
                                                                           -----------------------------------------------
                                                                                    1998                      1997
                                                                           --------------------     ----------------------
Subordinated notes payable to former shareholders of the Gen-X
     Companies, due 12/31/99 (interest rate at December 31, 1998--7%)                $1,999,065                      $  --
                                                                           ====================     ======================

   Upon closing the Gen-X transaction on May 12, 1998, several subordinated notes payable were executed with the former shareholders of the Gen-X Companies for an aggregate of $1,999,065 which is payable upon the earlier of

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
the Company raising certain additional capital or in four equal consecutive quarterly payments beginning March 31, 1999. This note bears interest at 7% per annum until December 31, 1998 and the prime lending rate thereafter. For the year ending December 31, 1998, interest expense included $54,572 related to these notes.

Property and Equipment of Discontinued Operations

   The major classes of property and equipment, at cost, are as follows:

                                                                                                       DECEMBER 31,
                                                                                    ------------------------------------------------
                                                                                             1998                        1997
                                                                                    --------------------        --------------------
Equipment                                                                                     $  574,040                    $140,343
Building                                                                                         686,365                          --
Leasehold improvements                                                                            21,846                      21,642
Land                                                                                             268,800                          --
                                                                                    --------------------        --------------------
                                                                                               1,551,051                     161,985
Less: Accumulated depreciation and amortization                                                 (153,862)                    (2,457)
                                                                                    --------------------        --------------------
                                                                                              $1,397,189                    $159,528
                                                                                    ====================        ====================

Employment Agreements of Discontinued Operations

   At December 31, 1998, the Company has employment agreements with several of its officers for an aggregate annual base salary of $590,000 plus bonus and increases in accordance with the terms of the agreements. Terms of such contracts range from three to five years and are subject to automatic annual extensions.

Purchase Commitments of Discontinued Operations

   As of December 31, 1998, outstanding purchase commitments exist totaling $5,745,974, for which commercial import letters of credit have been issued.

Related Party Transactions of Discontinued Operations

   For the years ended December 31, 1997 and 1996, the KPR Companies' purchased $196,274 and $151,985 of inventory from RYKA Inc. (prior to the Reorganization).

Financial Instruments of Discontinued Operations

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

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

                                         DECEMBER 31, 1998
                                         -----------------

         U.S. Dollars/British Pounds...         $  822,793
         U.S. Dollars/German Marks.....            234,949
         U.S. Dollars/Swiss Francs.....             23,625
                                                ----------

           Total.......................         $1,081,367
                                                ==========

   These contracts mature in January through March of 1999.

   During November 1998, the Company also entered into a series of forward currency contracts for the purchase of approximately 7,000,000 Canadian Dollars with one of its main lending banks, which are accounted for as direct hedges on certain U.S. Dollar denominated accounts receivable collection exposures. The Company had $2,689,384 of these contracts outstanding at December 31, 1998. These contracts mature in January and February of 1999. The deferred gains or losses on these contracts at December 31, 1998 were not material.

Significant Customers / Concentrations of Credit Risk of Discontinued Operations

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

   Net sales for the years ended December 31, 1998, 1997 and 1996 to key customers each amounting to in excess of 10% are as follows:

                        1998   1997   1996
                        -----  -----  -----
          Customer A      27%   N/A    N/A
          Customer B      13%    22%    14%
          Customer C     N/A     13%    17%

   At December 31, 1998, accounts receivable for Customer A and Customer B amounted to $8,881,106 and $4,080,369, respectively, or 24% and 11%, respectively, of total accounts receivable outstanding. At December 31, 1997, accounts receivable for Customer B and Customer C amounted to $5,045,038 and $1,491,833, respectively or 30% and 9%, respectively, of total accounts receivable outstanding.

Major Suppliers / Economic Dependency of Discontinued Operations

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

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

SOFTBANK Transaction

   On June 10, 1999, the Company and SOFTBANK America Inc. ("SOFTBANK") entered into a stock purchase agreement and related agreements for the sale of 6,153,850 shares of the Company's common stock to certain affiliates of SOFTBANK at a price of $13.00 per share (the closing price on May 26, 1999, the day prior to the day the Company and SOFTBANK agreed in principle to the transaction) for an aggregate purchase price of $80,000,050.

NOTE 2--ORGANIZATION

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

NOTE 3--SIGNIFICANT ACCOUNTING POLICIES

   The following summarize the Company's significant accounting policies, some of which apply only to discontinued operations.

   Principles of Consolidation: The financial statements presented include the accounts of Global Sports, Inc., a Delaware corporation, and the following wholly-owned subsidiaries:

     APEX Sports International, Inc. (PA)
     KPR Sports International, Inc. (PA)
     MR Management, Inc. (PA)
     RYKA Inc. (PA)
     G.S.I., Inc. (DE)
     Gen-X Holdings, Inc. (WA)
     Gen-X Equipment Inc. (Ontario)
     Lamar Snowboards, Inc. (MO)

   The combined financial statements presented for 1996 include the accounts of KPR Sports International, Inc. and Affiliates, MR Management, Inc., KPR Sports International BVBA (an entity organized pursuant to the laws of Belgium and owned 79% by the Company and 21% by MR Management, Inc.), KPR Sports International Europe B.V. (an entity organized pursuant to the laws of the Netherlands Ministry of Justice and owned 79% by the Company and 21% by MR Management, Inc.), MR Acquisitions, LLC (an entity owned 99% by the Company and

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

1% by MR Management, Inc.), Abington Ski, Inc., Delmar Ski, Inc., Lancaster Ski, Inc. and Apex Sports International, Inc. all of which are affiliated through the common ownership of an individual shareholder and are a part of Global after the Reorganization (see Note 2). All intercompany accounts and transactions have been eliminated in consolidation and combination.

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

   Property and Equipment: Property and equipment are stated at cost net of accumulated depreciation or amortization. Depreciation or amortization is provided using the straight-line method over the estimated useful lives of the assets, generally as follows:

   - Three years for computer hardware and software;
   - Five to seven years for equipment;
   - The lesser of the useful life or lease term for leasehold improvements; and
   - Thirty years for buildings.

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

   Goodwill, Intangibles and Other Assets: The cost of goodwill and intangibles is amortized on a straight-line basis over ten to twenty years. Goodwill is reported net of accumulated amortization of $777,376 and $16,978 in 1998 and 1997, respectively. Intangibles, which principally represent the cost of acquiring licenses, patents and trademarks, are reported net of accumulated amortization of $270,124 and $55,611 in 1998 and 1997, respectively. Closing and other fees incurred at the inception of loan facilities are deferred and are amortized over the term of the loan agreement (see Note 5). As of December 31, 1998, the unamortized balance of all such loan fees was $247,772. The realizability of goodwill is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses, including undiscounted cash flow and profitability projections that incorporate, as applicable, the impact on existing company businesses. The analyses necessarily involve significant management judgment. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the goodwill exceeds its estimated fair value.

   Deferred Loan Fees: Closing and other fees incurred at the inception of loan facilities are deferred and are amortized over the term of the loan agreement (see Note 5). As of December 31, 1998, the unamortized balance of all such loan fees was $247,772 and is included in other assets.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

   Long-Lived Assets: The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover their carrying amount. Such evaluation is based on various analyses, including undiscounted cash flow and profitability projections that incorporate, as applicable, the impact on existing company businesses. The analyses necessarily involve significant management judgment. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

   Income Taxes: Prior to December 15, 1997, the KPR Companies had elected to be taxed as S Corporations, under provisions of the Internal Revenue Code and various state income tax regulations. As such, current taxable income had been included on the income tax returns of the then sole shareholder for federal and state income tax purposes and no provision had been made for federal income taxes. On December 15, 1997, the KPR Companies effected a merger with RYKA Inc. (see Note 2). As a result of the merger, the KPR Companies' S election was terminated. The Company, now renamed Global Sports, Inc., is considered a C corporation and is subject to federal and state income taxes. As such, taxes on income are provided based upon SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

   Revenue Recognition: Sales, net of discounts, are recognized upon the shipment of product.

   Advertising: The Company expenses the cost of advertising upon the first time the advertising takes place. Advertising expense was $1,774,753, $431,753, and $206,842 for 1998, 1997, and 1996, respectively.

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

   Fair Value of Financial Instruments: The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, notes payable, bank and notes payable, other are a reasonable estimate of their fair values at December 31, 1998 and 1997, based on either the short maturity of these instruments or current rates offered to the Company for debt of a similar nature. The fair value of foreign currency forward contracts is based on quoted market prices.

   Stock-Based Compensation: SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

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

   Start-Up Costs: In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, ("SOP 98-5"). The statement requires that costs of start-up activities, including organization costs, be expensed as incurred. This statement is required to be adopted January 1, 1999. Adoption of SOP 98-5 in 1999 is not expected to have a material effect on the Company's results of operations, cash flows or financial position.

NOTE 4--PROPERTY AND EQUIPMENT

   The major classes of property and equipment, at cost, are as follows:

                                                                               DECEMBER 31,
                                                                 -------------------------------------
                                                                          1998               1997
                                                                   -------------------  ---------------
  Equipment                                                               $ 1,190,068       $  949,805
  Building--under capital lease (see Note 6)                                2,666,958        2,666,958
  Leasehold improvements                                                      336,926          332,125
  Construction in progress                                                     17,392               --
                                                                          -----------       ----------
                                                                            4,211,344        3,948,888
  Less: Accumulated depreciation and amortization                          (1,222,630)        (825,704)
                                                                          -----------       ----------
                                                                          $ 2,988,714       $3,123,184
                                                                          ===========       ==========

NOTE 5--NOTES PAYABLE

Notes Payable, Banks

                                                                                             DECEMBER 31,
                                                                                 ----------------------------------
                                                                                        1998              1997
                                                                                   ---------------  ----------------
Revolving credit facility, secured by substantially all assets of KPR and RYKA
(weighted average interest rates at December 31, 1998--8.15%; 1997--8.25%)             $18,812,156      $20,666,248
Less: Current portion                                                                           --       (2,000,000)
                                                                                       -----------      -----------
Long-term portion                                                                      $18,812,156      $18,666,248
                                                                                       ===========      ===========

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

   At December 31, 1998, the aggregate amount outstanding under this line was $18,812,156, all of which is classified as a long-term liability. At December 31, 1998, based on available collateral and outstanding import letters of credit commitments, an additional $2,403,332 (including the seasonal over-advance) was available on this line for borrowing. The total interest incurred in connection with this facility was $1,970,466 for the year ending December 31, 1998. The maximum amount outstanding on this line during 1998 was $24,926,959.

Subordinated Notes Payable

   The components of the subordinated notes payable balances as of December 31, 1998 and 1997 are as follows:

                                                                                    DECEMBER 31,
                                                                     ----------------------------------------
                                                                              1998                1997
                                                                     --------------------  -------------------
Subordinated notes payable to shareholder
(interest rate at December 31,1998--8.25%; 1997--8.75%)                      $ 1,805,841          $ 2,068,652
                                                                     ====================  ===================

   At December 31, 1998, the Company had $1,805,841 in outstanding subordinated notes payable held by its Chairman and CEO, plus accrued interest on such notes of $24,094 recorded in accrued expenses. This debt consists primarily of a note representing undistributed Subchapter S corporation retained earnings previously taxed to him as the sole shareholder of the KPR Companies prior to the Reorganization (see Note 2). Interest accrues on such notes at the Company's choice of prime plus 1/4% or LIBOR (Adjusted Eurodollar Rate) plus two hundred seventy-five basis points. The interest rate at December 31, 1998 was 8 3/4% and interest recorded during the year ending December 31, 1998 was $162,124. Based on its Loan Agreement, the Company is permitted to make continued regular payments of interest on the subordinated debt and to further reduce principal on a quarterly basis, commencing subsequent to the first quarter of 1998, in an amount up to 50% of the cumulative consolidated net income of the Company. During 1998, aggregate principal payments of $250,000 were made.

   Subject to the Loan Agreement limitations on the repayment of subordinated indebtedness, aggregate contractual maturities of long-term debt for each of the next five years commencing in 1999 are:

               1999                       2000                     2001                  2002                2003
       -------------------------     ------------------     -------------------     --------------     ----------------
               $1,805,841            $                -     $                 -     $            -     $              -
       =========================     ==================     ===================     ==============     ================

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

NOTE 6--CAPITAL LEASE

   In September 1994, a subsidiary of the Company entered into a fifteen-year capital lease with its CEO and Chairman, for warehouse and office space for its corporate headquarters. On October 1, 1996, the lease was amended from an annual rental amount of $193,056 to an annual rental amount of $347,498. Such amended rental amount more closely reflected the market value of the lease at the time it was amended. The rental amount is subject to annual increases based on the Consumer Price Index and is currently $351,396. The Company pays all insurance and maintenance relating to the leased property. The mortgages on the leased property are collateralized by guarantees of a subsidiary of the Company and have an aggregate outstanding principal balance of $1,525,169 at December 31, 1998. At December 31, 1998 and 1997, the Company's investment in this capital lease was $2,007,035 and $2,212,185 which were included in property and equipment. Interest recorded on this capital lease for the years ended December 31, 1998, 1997 and 1996 was $234,345, $242,120, $160,003, respectively.

   Future minimum lease payments under above capital lease at December 31, 1998, together with the present value of the future minimum lease payments, are as follows:

     1999...................................  $  351,396
     2000...................................     351,396
     2001...................................     351,396
     2002...................................     351,396
     2003...................................     351,396
     Thereafter.............................   2,020,532
                                              ----------
     Total future minimum lease payments....   3,777,512
     Less: Interest discount amount.........   1,468,281
                                              ----------
     Total present value of future minimum
         lease payments.....................   2,309,231
     Less: Current portion..................     127,966
                                              ----------
     Long-term portion......................  $2,181,265
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

   In connection with the acquisition of the Gen-X Companies, the Company issued 10,000 shares of mandatorily redeemable preferred stock (see Note 1).

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

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

NOTE 8--STOCK OPTIONS

   As part of the Reorganization (see Note 2), the following stock options and stock option plans were assumed by the Company effective December 15, 1997.

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

   The following table summarizes the stock option activity for the years ended December 31, 1998 and 1997:

                                                                                                 WEIGHTED
                                                                                                 AVERAGE
                                                                  NUMBER OF SHARES            EXERCISE PRICE
                                                                ------------------         ------------------
   Assumed at December 15, 1997                                            219,547                     $10.90
           Granted                                                         441,850                       3.69
           Exercised                                                            --                         --
           Canceled                                                       (118,716)                      8.95
                                                                         ---------                     ------
   Outstanding at December 31, 1997                                        542,681                       5.45
           Granted                                                         695,750                       5.79
           Exercised                                                        (7,267)                      3.20
           Canceled                                                        (42,583)                      6.24
                                                                         ---------                     ------
   Outstanding at December 31, 1998                                      1,188,581                     $ 5.71
                                                                         =========                     ======

    The following table summarizes information about options outstanding at December 31, 1998:

                                                                                                         OPTIONS
                                                   OPTIONS OUTSTANDING                                 EXERCISABLE
                              --------------------------------------------------------------------------------------------------
                                                     WEIGHTED AVERAGE
           RANGE OF                                      REMAINING
           EXERCISE                   NUMBER         CONTRACTUAL LIFE   WEIGHTED AVERAGE          NUMBER        WEIGHTED AVERAGE
            PRICES                  OUTSTANDING           (YEARS)        EXERCISE PRICE        EXERCISABLE       EXERCISE PRICE
------------------------------  -------------------  -----------------  ----------------    ------------------  ----------------
$  2.88 - $  3.20                           393,250              7.62             $ 3.18               171,643            $ 3.20
$  4.00 - $  5.94                           301,400              6.53               4.89               158,150              4.83
$  6.00 - $  6.88                           346,000              9.41               6.78                    --                --
$  7.03 - $ 10.60                            63,167              8.90               7.84                32,667              8.34
$ 11.00 - $ 25.00                            84,764              3.77              14.42                84,764             14.42
                                          ---------              ----             ------               -------            ------
$  2.88 - $ 25.00                         1,188,581              7.66             $ 5.71               447,224            $ 6.28
                                          =========              ====             ======               =======            ======

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

    The Company accounts for the Plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized for stock option awards. Had compensation cost for the Plans been determined consistent with SFAS No. 123, Accounting for Stock Based Compensation, the Company's pro forma net income (loss) and earnings (losses) per share for 1998 and 1997 would have been as follows:

                                                                          AS REPORTED            PRO FORMA
                                                                      -------------------  ---------------------
1998
----
       Net income.............................................               $ 5,823,856            $ 4,711,383
                                                                             ===========            ===========
       Earnings per share--basic and diluted..................               $       .51            $       .41
                                                                             ===========            ===========

1997
----
       Net loss...............................................               $(4,155,295)           $(4,805,295)
                                                                             ===========            ===========
       Losses per share--basic and diluted....................               $     (1.39)           $     (1.60)
                                                                             ===========            ===========

   The weighted average fair value of the stock options granted during the years ended December 31, 1998 and 1997 were $3.79 and $1.49 per share, respectively.

   The fair value of options granted under the Plans during 1998 and 1997 was estimated on the date of grant using the Black-Scholes multiple option pricing model, with the following assumptions:

ASSUMPTION                                                           1998                 1997
----------                                                     ---------------      ----------------
Dividend yield...........................................                None                  None
Expected volatility......................................               77.17%                50.00%
Average risk free interest rate..........................                5.16%                 6.10%
Average expected lives...................................                5.76 years            5.00 years

NOTE 9--COMMON STOCK PURCHASE WARRANTS

   Prior to the Reorganization (see Note 2), RYKA issued various common stock warrants in connection with financings and other activities. As part of the Reorganization, the following common stock purchase warrants were assumed by the Company, effective December 15, 1997:

                                                            NUMBER OF           RANGE OF EXERCISE         RANGE OF TERMS
ISSUE DATE                                                   SHARES                   PRICE                  (YEARS)
----------                                         --------------------    ----------------------    -------------------
1994...............................................              10,026          $12.00 - $20.00              3-10
1995...............................................              27,660          $  .40 - $30.00              5-10
1996...............................................              43,500          $ 5.30 - $8.40               5-10
1997...............................................             155,300          $ 3.20 - $5.60                5
                                                   --------------------
Total..............................................             236,486
                                                   ====================

   In addition, during the year ended December 31, 1998, the Company issued warrants to purchase 67,000 shares of common stock to various consultants and sales agents at a range of prices from $5.11 to $7.94 (weighted average price of $6.71) and with terms of five to ten years. The Company recorded a charge of $150,000 in 1998 related to these warrants.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

NOTE 10--INCOME TAXES

   Loss before income taxes and the related benefit from income taxes of continuing operations were as follows:

                                                                 FOR THE YEAR ENDED
                                                                  DECEMBER 31, 1998
                                                               ---------------------
Loss before income taxes:
     Domestic                                                             $5,819,849
     Foreign                                                                      --
                                                               ---------------------
             Total                                                        $5,819,849
                                                               =====================

Benefit from income taxes:
    Current:
          Federal                                                         $1,978,749
          State                                                                   --
          Foreign                                                                 --
                                                               ---------------------
              Total current                                               $1,978,749
                                                               =====================
    Deferred:
          Federal                                                         $       --
          State                                                                   --
          Foreign                                                                 --
                                                               ---------------------
             Total deferred                                               $       --
                                                               =====================
    Total:
          Federal                                                         $1,978,749
          State                                                                   --
          Foreign                                                                 --
                                                               ---------------------
               Total                                                      $1,978,749
                                                               =====================

   The significant components of net deferred tax assets and liabilities at December 31, 1998 and 1997 consisted of the following:

                                                                                                DECEMBER 31,
                                                                         -----------------------------------------------------
                                                                                    1998                         1997
                                                                         ------------------------      ----------------------
Deferred tax assets:
  Provision for doubtful accounts                                                     $   308,600                 $   327,900
  Net operating loss carryforwards                                                      8,035,764                   7,750,306
                                                                         ------------------------      ----------------------
   Gross deferred tax assets                                                            8,344,364                   8,078,206
Deferred tax liabilities                                                                       --                          --
                                                                         ------------------------      ----------------------
   Net deferred tax assets and liabilities                                              8,344,364                   8,078,206
Valuation allowance                                                                    (8,344,364)                 (8,078,206)
                                                                         ------------------------      ----------------------
   Net deferred tax asset                                                             $        --                 $        --
                                                                         ========================      ======================

   Due to the uncertainty surrounding the realization of the company's tax attributes in future income tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets. As of December 31, 1998, the Company had available net operating loss carryforwards, attributable to RYKA, of approximately $19,744,000 which expire in the years 2002 through 2012. The use of net operating loss carryforwards may be subject to annual limitations based on ownership changes of the Company's stock, as defined by Section 382 of the Internal Revenue Code. To the extent that such net operating loss carryforwards are realized in the future, the related income tax benefit will reduce the carrying value of goodwill.

   For the years ended December 31, 1997 and 1996 the Company had no provision for federal and state income taxes.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

NOTE 11--EARNINGS (LOSSES) PER SHARE

   Earnings (losses) per share have been computed in accordance with SFAS No. 128, Earnings Per Share. Basic and diluted earnings (losses) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Outstanding common stock options and warrants have been excluded from the calculation of diluted earnings (losses) per share because their effect would be antidilutive.

   The amounts used in calculating earnings (losses) per share data are as follows:

                                                                                  For the Year Ended December 31,
                                                              ---------------------------------------------------------------------
                                                                       1998                     1997                     1996
                                                              -------------------      -------------------      -------------------
Loss from continuing operations...............................        $(3,841,100)             $(4,402,251)             $(4,005,096)
Income from discontinued operations...........................          9,664,956                  246,956                3,260,783
                                                              -------------------      -------------------      -------------------
Net income (loss).............................................        $ 5,823,856              $(4,155,295)             $  (744,313)
                                                              ===================      ===================      ===================

Weighted average shares outstanding - basic and diluted.......         11,378,918                2,996,027                2,568,431
                                                              ===================      ===================      ===================

Outstanding common stock options having no dilutive effect....            533,132                  542,681                  241,250
                                                              ===================      ===================      ===================
Outstanding common stock warrants having no dilutive effect...            384,117                  236,486                   81,186
                                                              ===================      ===================      ===================


NOTE 12--COMMITMENTS AND CONTINGENCIES

Legal Proceedings

   The Company is involved in various routine litigation, including litigation in which the Company is a plaintiff, incidental to its business. The Company believes that the disposition of such routine litigation will not have a material adverse effect on the financial position or results of operations of the Company.

Employment Agreements

   At December 31, 1998, the Company has employment agreements with several of its officers for an aggregate annual base salary of $587,500 plus bonus and increases in accordance with the terms of the agreements. Terms of such contracts range from three to five years and are subject to automatic annual extensions.

NOTE 13--SAVINGS PLAN

   The Company sponsors a voluntary defined contribution savings plan covering all U.S. employees. Company contributions to the plan may not exceed $2,500 per employee. Total Company contributions were $21,431, $18,594, and $12,394 in 1998, 1997, and 1996, respectively.

NOTE 14--BUSINESS SEGMENTS

   As a result of the discontinued operations described in Note 1 to the financial statements, the Company considers itself to have one operating segment which is in the process of developing the internet businesses of several sporting goods retailers.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

NOTE 15--RELATED PARTY TRANSACTIONS

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

   A summary of the KPR Companies' related party transactions with RYKA Inc. (prior to the Reorganization) for the years ended December 31, 1997 and 1996 are as follows:

                                                                                                              FISCAL YEAR
                                                                                                 ----------------------------------
NATURE OF TRANSACTION                                  FINANCIAL STATEMENT CLASSIFICATION              1997                1996
----------------------------------------------     -----------------------------------------     ---------------     --------------
Rent..........................................       Other (income) expenses                             $45,521            $47,500
Interest on subordinated debt.................       Interest income                                     $56,854            $80,723

NOTE 16--INVESTMENT IN RYKA INC.

   A summary of activity relating to the Company's investment in RYKA Inc. for the two years ended December 31, 1997 follows:

            Investment in RYKA, January 1, 1996...................               $  746,122
              Equity in net loss of RYKA..........................                 (518,491)
              Equity in stock issuance of RYKA....................                  911,328
              Additional advances.................................                   16,040
              Amortization of negative goodwill...................                   12,987
                                                                      ---------------------
            Investment in RYKA, December 31, 1996.................                1,167,986
              Equity in net loss of RYKA..........................                 (592,093)
              Equity in stock issuances of RYKA...................                  356,534
              Additional advances.................................                   12,311
              Amortization of negative goodwill...................                   12,446
              RYKA partial repayment of initial advance...........                 (385,000)
                                                                      ---------------------
            Investment in RYKA, December 14, 1997.................               $  572,184
                                                                      =====================

   During 1996, RYKA issued for cash 525,000 shares of common stock for $5.00 per share which was in excess of the Company's per share carrying amount. The Company accounted for the change in its proportionate share of RYKA equity as an increase in both its investment and additional paid-in capital.

   During 1997, RYKA issued for cash 125,000 shares of common stock for $6.00 per share which was in excess of the Company's per share carrying amount. Also in 1997, MR Acquisitions exercised its warrants to purchase an additional 361,587 RYKA shares. The Company accounted for these transactions as an increase in both its investment and additional paid-in capital. As of December 14, 1997, just prior to the Reorganization (See Note 2), the Company had a 33% equity interest in the net assets of RYKA.

                      GLOBAL SPORTS, INC AND SUBSIDIARIES

NOTE 17--RESTATEMENT

   Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 1998, the Company's management determined that the discount applied to the fair value of the Company's common stock issued as consideration for the acquisition of the Gen-X Companies in May 1998 should be decreased from 35% to 10%. As a result, the consolidated financial statements for the year ended December 31, 1998 have been restated from amounts previously reported to reflect an additional $2,486,625 of consideration paid for the Gen-X Companies and additional amortization of goodwill of $77,707 for the period from May 12, 1998 through December 31, 1998.

   A summary of the significant effects of the restatement is as follows:

                                                             AS PREVIOUSLY
                                                                REPORTED               AS RESTATED
                                                         -------------------      -------------------
AT DECEMBER 31, 1998:
-------------------------------------------------
 Net assets of discontinued operations                           $38,718,921              $41,127,839
 Additional paid in capital                                       14,624,541               17,111,166
 Retained earnings                                                   192,242                  114,535

FOR THE YEAR ENDED DECEMBER 31, 1998:
-------------------------------------------------
 Income from discontinued operations                             $ 9,742,663              $ 9,664,956
 Net income                                                        5,901,563                5,823,856
 Earnings (losses) per share - basic and diluted:
   Loss from continuing operations                               $      (.34)             $      (.34)
   Income from discontinued operations                                   .86                      .85
                                                                 -----------              -----------
   Net income                                                    $       .52              $       .51
                                                                 ===========              ===========