Form 10-Q/A
period 1999-03-31
GLOBAL SPORTS INC
filed 2000-03-22
CIK 828750

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
         =============================================================

                                  FORM 10-Q/A

                    AMENDMENT NO. 1 TO THE QUARTERLY REPORT

(Mark One)
  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934. For the quarterly period ended MARCH 31, 1999.

                                      or

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934. For the transition period from _______to _______.

            Commission File Number 0-16611
                                   -------

                              GLOBAL SPORTS, INC.
                              -------------------
             (Exact name of registrant as specified in its charter)


 DELAWARE                                              04-2958132
 ------------------------------------------------------------------------------
 (State or other jurisdiction                          (I.R.S. Employer
 of incorporation or organization)                     Identification Number)


  1075 FIRST AVENUE, KING OF PRUSSIA, PA                            19406
  ----------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


                                  610-265-3229
                                  ------------
                        (Registrant's telephone number,
                              including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 14, 1999:

    Common Stock, $.01 par value                            12,116,253
    ----------------------------                        ------------------------
       (Title of each class)                            (Number of Shares)

                              GLOBAL SPORTS, INC.
                                  FORM 10-Q/A
                    AMENDMENT NO. 1 TO THE QUARTERLY REPORT
                     FOR THE QUARTER ENDED MARCH 31, 1999

                               TABLE OF CONTENTS

                                                                       PAGE
PART I -- FINANCIAL INFORMATION
Item 1.    Financial Statements:
           Condensed Consolidated Balance Sheets
           as of March 31, 1999 and December 31, 1998                     3
           Condensed Consolidated Statements of Operations
           for the three-month periods ended March 31, 1999 and 1998      4
           Condensed Consolidated Statements of Cash Flows
           for the three-month periods ended March 31, 1999 and 1998      5
           Notes to Condensed Consolidated Financial Statements        6-10
Item 2.    Management's Discussion and Analysis of Results of Operations
           and Financial Condition                                       11
Item 3.    Quantitative and Qualitative Disclosures About Market Risk    13

PART II -- OTHER INFORMATION
Item 1.    Legal Proceedings                                             14
Item 2.    Changes in Securities and Use of Proceeds                     14
Item 3.    Defaults on Senior Securities                                 14
Item 4.    Submission of Matters to a Vote of Security Holders           14
Item 5.    Other Information                                             14

SIGNATURES                                                               15


PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                              MARCH 31,
                                                                                1999
                                                                           (AS RESTATED -    DECEMBER 31,
                                                                             SEE NOTE 9)         1998
                                                                           --------------   -------------
                                   ASSETS
    Current assets:
    Cash and cash equivalents                                                 $   965,703    $    83,169
    Net assets of discontinued operations                                      45,000,068     41,127,839
    Prepaid expenses and other current assets                                   1,944,062        599,224
                                                                           --------------   -------------
    Total current assets                                                       47,909,833     41,810,232
    Property and equipment, net of accumulated depreciation
    and amortization                                                            2,995,058      2,988,714
    Other assets                                                                  240,211        253,626
                                                                           --------------   -------------
    Total assets                                                              $51,145,102    $45,052,572
                                                                           ==============   =============
                    LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
    Current portion - notes payable, banks                                    $24,442,675   $         --
    Current portion - capital lease obligation, related party                     131,111        127,966
    Accounts payable and accrued expenses                                       3,968,245      5,030,844
    Subordinated notes payable                                                  1,805,841      1,805,841
                                                                           --------------   -------------
    Total current liabilities                                                  30,347,872      6,964,651
    Notes payable, banks                                                                -     18,812,156
    Capital lease obligation, related party                                     2,147,284      2,181,265
    Mandatorily redeemable preferred stock                                            100            100
    Commitments and contingencies
    Stockholders' equity:
    Preferred stock, $0.01 par value, 1,000,000 shares
    authorized; 10,000 shares issued as mandatorily redeemable
    preferred stock                                                                    --             --
    Common stock, $0.01 par value, 20,000,000 shares
    authorized, 13,109,348 and 12,994,464 shares issued in 1999 and 1998;
    12,040,262 and 11,925,378 shares outstanding in 1999 and 1998                 131,093        129,947
    Additional paid in capital                                                 18,224,147     17,111,166
    Accumulated other comprehensive loss                                               --        (47,431)
    Retained earnings                                                             508,423        114,535
                                                                           --------------   -------------
                                                                               18,863,663     17,308,217
    Less: Treasury stock, at cost                                                 213,817        213,817
                                                                           --------------   -------------
    Total stockholders' equity                                                 18,649,846     17,094,400
                                                                           --------------   -------------
    Total liabilities and stockholders' equity                                $51,145,102    $45,052,572
                                                                           ==============   =============

             The accompanying notes are an integral part of these
                        condensed financial satements.

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                          -------------------------------------
                                                                 1999
                                                            (AS RESTATED -
                                                              SEE NOTE 9)              1998
                                                          ----------------      ---------------
Costs and expenses:
   General and administrative                                  $   816,866           $  673,522
   Stock-based compensation                                        398,266                    -
   Interest, net                                                    57,013               58,892
                                                          ----------------      ---------------
     Total costs and expenses                                    1,272,145              732,414
                                                          ----------------      ---------------
Loss from continuing operations
     before income taxes                                        (1,272,145)            (732,414)
Benefit from income taxes                                         (508,858)            (292,966)
                                                          ----------------      ---------------
Loss from continuing operations                                   (763,287)            (439,448)

Discontinued operations (Note 2):
    Income from discontinued
    operations (less provision for (benefit from) income
    taxes: 1999, $(176,575); 1998, $942,966)                     1,157,175            1,971,021
                                                          ----------------      ---------------
Net income                                                     $   393,888           $1,531,573
                                                          ================      ===============


Earnings (losses) per share-- basic and diluted:
   Loss from continuing operations                             $      (.06)          $     (.04)
   Income from discontinued operations                                 .09                  .19
                                                          ----------------      ---------------
   Net income                                                  $       .03           $      .15
                                                          ================      ===============


The accompanying notes are an integral part of these condensed financial statements.

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                             THREE MONTHS
                                                                                 ENDED
                                                                               MARCH 31,
                                                                 --------------------------------
                                                                         1999
                                                                    (AS RESTATED -
                                                                      SEE NOTE 9)         1998
                                                                 --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                              $   393,888   $ 1,531,573
DEDUCT:
 INCOME FROM DISCONTINUED OPERATIONS                                      1,157,175     1,971,021
                                                                 --------------------------------
 LOSS FROM CONTINUING OPERATIONS                                           (763,287)     (439,448)
ADJUSTMENTS TO RECONCILE NET LOSS FROM CONTINUING OPERATIONS TO
 NET CASH USED IN OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                                           137,755       116,890
    STOCK-BASED COMPENSATION                                                398,266             -
    CHANGES IN OPERATING ASSETS AND LIABILITIES:
    PREPAID EXPENSES AND OTHER CURRENT ASSETS                                69,429      (105,099)
   OTHER ASSETS                                                              43,415       302,159
   ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                 (2,191,790)    1,247,270
                                                                 --------------------------------
   NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS                  (2,306,212)    1,121,772
   NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS                (2,715,054)   (2,487,747)
                                                                 --------------------------------
    NET CASH USED IN OPERATING ACTIVITIES                                (5,021,266)   (1,365,975)
                                                                 --------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   CAPITAL EXPENDITURES                                                    (144,099)     (204,977)
                                                                 --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   NET BORROWINGS UNDER LINES OF CREDIT                                   5,630,519     2,491,044
   REPAYMENTS OF CAPITAL LEASE OBLIGATION                                   (30,836)      (27,982)
   PROCEEDS FROM ISSUANCE OF COMMON STOCK                                   478,216         1,920
     COSTS OF DEBT ISSUANCE                                                 (30,000)           --
                                                                 --------------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                           6,047,899     2,464,982
                                                                 --------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                     --         2,671
                                                                 --------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   882,534       896,701
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               83,169        98,881
                                                                 --------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $   965,703   $   995,582
                                                                 ================================


The accompanying notes are an integral part of these condensed financial statements.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

   The accompanying condensed consolidated financial statements of Global have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

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

   This quarterly report should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements as of December 31, 1998 as presented in the Company's Annual Report on Form 10-K/A.

NOTE 2 - DISCONTINUED OPERATIONS

        On April 20, 1999, the Company formalized a plan to sell two of its businesses, the Branded division and the Off-Price and Action Sports division, in order to focus exclusively on its e-Commerce business. The Branded division designs and markets the RYKA and Yukon footwear brands. The Off-Price and Action Sports division is a third-party distributor and make-to-order marketer of off-price footwear, apparel and sporting goods. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of these divisions have been segregated from those of continuing operations and are presented in the Company's consolidated financial statements as discontinued operations. The accompanying financial statements have been reclassified to reflect this presentation. Net interest expense related to the lines of credit and debt to be assumed by the successor businesses of $264,544 for the three-month period ended March 31, 1999 has been allocated to the pre-measurement date income from discontinued operations.

   The discontinued operations components of amounts reflected in the income statements and balance sheets are as follows:

                            FOR THE THREE MONTHS
                                   ENDED
                                 MARCH 31,
                        --------------------------
                             1999         1998
                        --------------------------
INCOME STATEMENT DATA:
    Net sales             $33,723,869  $28,148,378
                        ==========================

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                    MARCH 31, 1999   DECEMBER 31, 1998
                                                  ------------------------------------
BALANCE SHEET DATA:
   Cash                                               $          -        $    772,916
   Accounts receivable                                  40,592,316          36,782,732
   Inventory                                            17,472,869          20,954,168
   Property and equipment                                1,425,612           1,397,189
   Goodwill and intangibles                             16,307,535          16,507,073
   Other assets                                          1,587,758             936,293
   Accounts payable and accrued expenses               (17,510,117)        (16,192,954)
   Subordinated notes payable                           (1,499,302)         (1,999,065)
   Notes payable, banks                                (10,316,939)        (14,823,955)
   Notes payable, other                                 (3,059,664)         (3,206,558)
                                                  ------------------------------------
    Net assets of discontinued operations/(1)/        $ 45,000,068        $ 41,127,839
                                                  ====================================
/(1)/ Included in current assets.

Notes Payable of Discontinued Operations

   Included in Notes Payable, Banks of discontinued operations are amounts outstanding under a line of credit of approximately $20,000,000 for use by the Gen-X Companies, which is available for either direct borrowing or for import letters of credit. The loan bears interest at prime plus one half percent and is secured by a general security agreement covering substantially all of the Gen-X Companies' assets. At March 31, 1999, draws of $10,000,000 plus net bank overdrafts of $173,607 were committed under this line and, based on a net cash position and available collateral and outstanding import letters of credit commitments, an additional $4,331,613 was available for borrowing. For the three-month period ended March 31, 1999, interest expense of discontinued operations included $226,232 related to this line of credit.

       Notes Payable, Banks of discontinued operations also includes a mortgage note secured by land and building in Ontario, Canada of $316,939. The mortgage note bears interest at the bank's cost of funds plus 2.5% and matures on August 15, 2009. For the three-month period ended March 31, 1999, interest expense of discontinued operations included $8,298 related to this mortgage note.

        Notes Payable, Other of discontinued operations includes an outstanding loan payable for $1,500,000. The original loan of $2,000,000 is payable in equal quarterly installments of $100,000, which commenced on March 31, 1998, and bears interest at the prime lending rate. For the three-month period ended March 31, 1999, interest expense of discontinued operations included $30,576 related to this loan.

     Notes Payable, Other of discontinued operations also includes $1,000,000 of promissory notes payable to the former shareholders of Lamar. The notes are payable in five equal annual installments and bear interest at 6% per annum, the first payment of which will be made in July 1999. For the three-month period ended March 31, 1999, interest expense of discontinued operations included $32,519 related to these notes. At the time of the acquisition, Lamar also executed a note payable in the principal amount of $553,447, plus $74,954 in accrued interest, for amounts owed to a shareholder. This note, which was assumed by the Company in the acquisition of Lamar, is payable in five equal annual installments and bears interest at 6% per annum. The amount outstanding on this note is $559,664. For the three-month period ended March 31, 1999, interest expense of discontinued operations included $9,093 related to this note.

     Upon closing the acquisition of the Gen-X Companies, the Company executed several subordinated notes payable with the former shareholders of the Gen-X Companies for an aggregate principal amount of $1,999,065 which is payable in four equal consecutive quarterly payments beginning March 31, 1999 or earlier. The first quarterly payment of $499,763 was made on March 31, 1999. These notes bear interest at 7% until December 31, 1998 and the prime lending rate thereafter. For the three-month period ended March 31, 1999, interest expense of discontinued operations included $39,229 related to these notes.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Employment Agreements of Discontinued Operations

   The Company has employment agreements with several of its officers of discontinued operations for an aggregate annual base salary of $340,500 plus bonuses and increases in accordance with the terms of the agreements. Terms of the agreements range from three to five years and are subject to automatic annual extensions.

Purchase Commitments of Discontinued Operations

   As of March 31, 1999, outstanding purchase commitments of discontinued operations existed totaling $5,278,643, for which commercial import letters of credit have been issued.

NOTE 3 - DEBT

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

   At March 31, 1999, the aggregate amount outstanding under this line was $24,442,675. At March 31, 1999, based on available collateral and outstanding import letters of credit commitments, an additional $116,792 (including the seasonal over-advance) was available on this line for borrowing. The total interest incurred in connection with this facility was $491,505 for the three-month period ended March 31, 1999.

Subordinated Notes Payable

   At March 31, 1999, the Company had $1,805,841 in outstanding subordinated notes payable held by its Chairman and CEO, plus accrued interest on such notes of $49,389 recorded in accrued expenses. This debt consisted primarily of a note representing undistributed Subchapter S corporation retained earnings previously taxed to him as the sole shareholder of the KPR Companies prior to the Reorganization. Interest accrues on such notes at the Company's choice of prime plus 1/4% or LIBOR (Adjusted Eurodollar Rate) plus two hundred seventy-five basis points. At March 31, 1999, the interest rate on these notes was 8 1/4% and interest recorded during the three-month period ended March 31, 1999 was $36,735. Based on its Loan Agreement, the Company is permitted to make continued regular payments of interest on the subordinated debt and to further reduce principal on a quarterly basis, commencing subsequent to the first quarter of 1998, in an amount up to 50% of the cumulative consolidated net income of the Company. During 1998, aggregate principal payments of $250,000 were made. No payments on this subordinated debt have been made to date in 1999.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - RELATED PARTIES

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

   The Company also has subordinated notes payable outstanding with its Chairman and CEO, as referred to in Note 3.

NOTE 5 - EARNINGS (LOSSES) PER SHARE

      Earnings (losses) per share for all periods have been computed in accordance with SFAS No. 128, Earnings Per Share. Basic and diluted earnings (losses) per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Outstanding common stock options and warrants have been excluded from the calculation of diluted earnings (losses) per share because their effect would be antidilutive.

   The amounts used in calculating earnings per share data are as follows:

                                          FOR THE THREE MONTHS ENDED
                                                    MARCH 31,
                                         ---------------------------
                                               1999          1998
                                         ---------------------------
Loss from continuing operations            $  (763,287)  $  (439,448)
Income from discontinued operations          1,157,175     1,971,021
                                         ---------------------------
Net income                                 $   393,888   $ 1,531,573
                                         ===========================
Weighted average shares
  outstanding - basic and diluted           12,018,517    10,418,198
                                         ===========================
Weighted average common stock
  options and warrants having
  no dilutive effect                           892,107       565,169
                                         ===========================

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

       At March 31, 1999, the Company has employment agreements with several of its officers for an aggregate annual base salary of $837,500 plus bonus and increases in accordance with the terms of the agreements. Terms of such contracts range from three to five years and are subject to automatic annual extensions.

E-Commerce

       At March 31, 1999, the Company has contractually committed to develop the internet businesses of several sporting goods retailers. The Company's failure to meet these commitments could result in a forfeiture of the contracts and the exclusive rights to certain future internet business.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - COMPREHENSIVE INCOME

  Comprehensive income for the three-month periods ended March 31, 1999 and 1998 was as follows:

                                THREE MONTHS ENDED
                                      MARCH 31,
                                ----------------------
                                  1999        1998
                                ----------------------
Net income                       $393,888   $1,531,573
Foreign currency translation
    adjustment                     47,431        2,671
                                ----------------------
Comprehensive income             $441,319   $1,534,244
                                ======================

NOTE 8 - BUSINESS SEGMENTS

       As a result of the discontinued operations described in Note 2 to the financial statements, the Company considers itself to have one operating segment which is the development of the internet businesses of several sporting goods retailers.

NOTE 9 - RESTATEMENT

       Subsequent to the issuance of the Company's consolidated financial statements for the three months ended March 31, 1999, the Company's management determined that the discount applied to the fair value of the Company's common stock issued as consideration for the Gen-X Companies in May 1998 should be decreased from 35% to 10%. As a result, the consolidated financial statements for the year ended December 31, 1998 were restated to reflect an additional $2,486,625 of consideration paid for the Gen-X Companies and additional amortization of goodwill of $77,707 for the period from May 12, 1998 through December 31, 1998 (the "1998 Restatement"). As a result of the 1998 Restatement, the consolidated financial statements for the three months ended March 31, 1999 have been restated from amounts previously reported to reflect the cumulative effect of the 1998 Restatement and additional amortization of goodwill of $31,083 for the three months ended March 31, 1999.

     A summary of the significant effects of the restatement is as follows:

                                                       AS PREVIOUSLY
                                                         REPORTED      AS RESTATED
                                                         -----------   -----------
AT MARCH 31, 1999:
-----------------------------------------------------
   Net assets of discontinued operations                 $42,622,233   $45,000,068
   Additional paid in capital                             15,737,522    18,224,147
   Retained earnings                                         617,213       508,423

FOR THE THREE MONTHS ENDED MARCH 31, 1999:
-----------------------------------------------------
   Income from discontinued operations                   $ 1,188,258   $ 1,157,175
   Net income                                                424,971       393,888
   Earnings (losses) per share - basic and diluted:
     Loss from continuing operations                     $      (.06)  $      (.06)
     Income from discontinued operations                         .10           .09
                                                         -----------   -----------
     Net income                                          $       .04   $       .03
                                                         ===========   ===========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
             FINANCIAL CONDITION

FORWARD LOOKING STATEMENTS

      Certain information contained in this Form 10-Q/A contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the Company's financial condition, results of operations and liquidity and capital resources and statements as to management's beliefs, expectations or options. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors, as and when applicable, are discussed in the Company's filings with the Securities and Exchange Commission, including its most recent Form 10-K/A, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

STRATEGIC BUSINESS DEVELOPMENTS

      This discussion summarizes the significant factors that affected Global's consolidated operating results and financial condition during the three months ended March 31, 1999. Over this period, the Company has undergone a significant transformation.

Acquisition of the Gen-X Companies

      Prior to its decision to focus exclusively on its e-Commerce business, the Company acquired all of the outstanding and issued common stock of the Gen-X Companies in a purchase transaction effective May 12, 1998. The Company's reported results of operations for 1998 include those of the Gen-X Companies only from the date of acquisition through the end of the year.

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

      Due to the fact that the Company had not, as of March 31, 1999, created this new division, results from continuing operations for the three-month period ended March 31, 1999 consist only of the operating expenses incurred during the period in connection with general and administrative purposes.

Restatement

      Subsequent to the issuance of the Company's consolidated financial statements for the three months ended March 31, 1999, the Company's management determined that the discount applied to the fair value of the Company's common stock issued as consideration for the Gen-X Companies in May 1998 should be decreased from 35% to 10%. As a result, the consolidated financial statements for the year ended December 31, 1998 were restated to reflect an additional $2,486,625 of consideration paid for the Gen-X Companies and additional amortization of goodwill of $77,707 for the period from May 12, 1998 through December 31, 1998 (the "1998 Restatement"). As a result of the 1998 Restatement, the consolidated financial statements for the three months ended March 31, 1999 have been restated from amounts previously reported to reflect the cumulative effect of the 1998 Restatement and additional amortization of goodwill of $31,003 for the three months ended March 31, 1999. See Note 9 to the financial statements.

RESULTS OF OPERATIONS

The Three-Month Period Ended March 31, 1999 Compared to The Three-Month Period Ended March 31, 1998

   The following table sets forth, for the periods indicated, the results of continuing operations:

                                          THREE MONTHS ENDED MARCH 31,
                                        -----------------------------
                                              1999           1998
                                        -----------------------------
Costs and expenses:
   General and administrative              $   816,866     $  673,522
   Stock-based compensation                    398,266             --
   Interest, net                                57,013         58,892
                                        -----------------------------
        Total costs and expenses             1,272,145        732,414
                                        -----------------------------
Loss from continuing operations before
   income taxes                             (1,272,145)      (732,414)
Benefit from income taxes                     (508,858)      (292,966)
                                        -----------------------------
Loss from continuing operations               (763,287)      (439,448)
Income from discontinued operations          1,157,175      1,971,021
                                        -----------------------------
Net income                                 $   393,888     $1,531,573
                                        =============================

Costs and Expenses

          Costs and expenses of continuing operations for the three-month period ended March 31, 1999 were $1,272,145. Operating expenses from continuing operations consisted of general and administrative expenses related to the day-to-day development and operating activities of the Company. Costs and expenses of continuing operations also includes charges for stock-based compensation of $398,266 for the three-month period ended March 31, 1999 primarily as a result of non-employee stock option grants.

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

          As of March 31, 1999, the Company had net working capital of $17,561,961, which includes net assets of discontinued operations of $45,000,068. The Company used $5,021,266 in cash flows from operating activities for the three months ended March 31, 1999, whereas in the same period of the prior year the Company used $1,365,975 in cash flows from operating activities.

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

          At March 31, 1999, the aggregate outstanding balance under this line was $24,442,675. At March 31, 1999, based on available collateral and outstanding import letters of credit commitments, an additional $116,792 (including the seasonal over-advance) was available on this line for borrowing.

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

          The Company has made certain commitments with respect to developing the internet businesses of several sporting goods retailers. The Company is going to have to raise significant capital to meet these commitments and to continue to support its discontinued operations until disposition. The Company is currently evaluating several proposals to raise additional capital and expects to raise such capital by the end of the second quarter of 1999. There are, however, no assurances that the Company will be able to raise such capital.

YEAR 2000

           The Company recognizes the importance of advanced computerization in maintaining and improving its level of service, internal and external communication and overall competitive position. The Company maintains a management information system that provides, among other things, comprehensive customer order processing, inventory, production, accounting and management information for the marketing, selling, manufacturing and distribution functions of the Company's business. The Company has created a Year 2000 project team which is coordinating efforts to evaluate, identify, correct or reprogram, and test the Company's existing systems Year 2000 compliance. The Company is currently enhancing its key information systems to improve their functionality and increase performance. These upgrades will also make these applications Year 2000 compliant. The Company expects to finish this upgrade prior to the end of the second quarter of 1999 and does not expect the costs of such steps to have a material impact on the Company's results of operations, financial position, liquidity or capital resources. The Company is in the process of developing a contingency plan in the event that the above modifications do not result in Year 2000 compliance. In addition to making its own systems Year 2000 compliant, the Company is in the process of contacting its key suppliers and customers to determine the extent to which the systems of such suppliers and customers are Year 2000 compliant and the extent to which the Company could be affected by the failure of such third parties to become Year 2000 compliant. The Company cannot presently estimate the impact of the failure of such third parties to become Year 2000 Compliant. See "Risk Factors - Risks Relating to Year 2000 Compliance" in the Company's most recent Annual Report on Form 10-K/A.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no significant changes in market risk for the three months ended March 31, 1999. See the information set forth in Item 7A of the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.



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

        Not Applicable.

ITEM 5. OTHER INFORMATION

        Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        10.19*/(1)/  Employment Agreement dated March 28, 1999 by and between the Registrant and Michael Golden.

        10.40-G/(1)/ Consent and Amendment No. 7 to the Loan Documents by and
                     among KPR Sports International, Inc., RYKA Inc. and
                     Foothill Capital Corporation.


        27.1         Financial data schedule for the three-month period ended
                     March 31, 1999 (electronic filing only).

             *       Management contract or compensatory plan or arrangement.

               /(1)/ Previously filed.

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



                               GLOBAL SPORTS, INC.



DATE:    March 21, 2000  BY: /s/ Michael G. Rubin
                            --------------------------
                                   MICHAEL G. RUBIN
                               Chairman of the Board &
                               Chief Executive Officer


DATE:    March 21, 2000  BY: /s/ Jordan M. Copland
                            __________________________

                                  JORDAN M. COPLAND
                              Executive Vice President &
                               Chief Financial Officer