Form 10-Q/A
period 1999-06-30
GLOBAL SPORTS INC
filed 2000-03-22
CIK 828750

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
================================================================================


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


            Commission File Number 0-16611
                                   -------

                              GLOBAL SPORTS, INC.
                              -------------------
            (Exact name of registrant as specified in its charter)


        DELAWARE                                               04-2958132
 ------------------------------------------------------------------------------
  (State or other jurisdiction                           (I.R.S. Employer
 of incorporation or organization)                  Identification Number)


 1075 FIRST AVENUE, KING OF PRUSSIA, PA                                   19406
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 12, 1999:

    Common Stock, $.01 par value                            18,373,729
    ----------------------------                         ------------------
       (Title of each class)                             (Number of Shares)

--------------------------------------------------------------------------------

                              GLOBAL SPORTS, INC.
                                  FORM 10-Q/A
                    AMENDMENT NO.1 TO THE QUARTERLY REPORT
                      FOR THE QUARTER ENDED JUNE 30, 1999
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


                                                                               PAGE
                                                                               ----
                      PART I -- FINANCIAL INFORMATION
Item 1.    Financial Statements:
           Condensed Consolidated Balance Sheets
           as of June 30, 1999 and December 31, 1998                                3
           Condensed Consolidated Statements of Operations
           for the three- and six-month periods ended June 30, 1999 and 1998        4
           Condensed Consolidated Statements of Cash Flows
           for the six-month periods ended June 30, 1999 and 1998                   5
           Notes to Condensed Consolidated Financial Statements                6 - 11
Item 2.    Management's Discussion and Analysis of Results of Operations
           and Financial Condition                                            13 - 16
Item 3.    Quantitative and Qualitative Disclosures About Market Risk              16

PART II -- OTHER INFORMATION
Item 1.    Legal Proceedings                                                       17
Item 2.    Changes in Securities and Use of Proceeds                               17
Item 3.    Defaults on Senior Securities                                           17
Item 4.    Submission of Matters to a Vote of Security Holders                     17
Item 5.    Other Information                                                       17
Item 6.    Exhibits and Reports on Form 8-K                                        17

SIGNATURES                                                                         18


PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                      JUNE 30, 1999
                                                                     (AS RESTATED -   DECEMBER 31,
                                                                      SEE NOTE 10)        1998
                                                                   -----------------  -------------

                                ASSETS

    Current assets:
    Cash and cash equivalents                                           $       308    $    83,169
    Prepaid expenses and other current assets                               766,823        599,224
    Deferred income taxes                                                 4,367,759             --
    Net assets of discontinued operations                                37,594,624     41,127,839
                                                                   -----------------  -------------
    Total current assets                                                 42,729,514     41,810,232
    Property and equipment, net of accumulated depreciation
    and amortization                                                      4,269,335      2,988,714
    Other assets                                                            232,670        253,626
                                                                   -----------------  -------------
    Total assets                                                        $47,231,519    $45,052,572
                                                                   =================  =============
                 LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
    Current portion - notes payable, bank                               $11,325,621   $         --
    Current portion - capital lease obligation, related party               133,250        127,966
    Accounts payable and accrued expenses                                 2,916,877      3,652,024
    Income taxes payable                                                  1,765,970      1,378,820
    Subordinated notes payable                                            1,805,841      1,805,841
                                                                   -----------------  -------------
    Total current liabilities                                            17,947,559      6,964,651
    Notes payable, bank                                                          --     18,812,156
    Convertible subordinated note payable                                15,000,000             --
    Minority interest in subsidiary                                           1,999             --
    Capital lease obligation, related party                               2,113,551      2,181,265
    Mandatorily redeemable preferred stock                                      100            100
    Commitments and contingencies
    Stockholders' equity:
    Preferred stock, $0.01 par value, 1,000,000 shares
    authorized; 10,000 shares issued as mandatorily redeemable
    preferred stock                                                              --             --
    Common stock, $0.01 par value, 60,000,000 and 20,000,000 shares authorized in 1999 and 1998, 13,251,697 and 12,994,464 shares issued in 1999 and 1998; 12,182,611 and 11,925,378 shares
    outstanding in 1999 and 1998                                            132,457        129,947
    Additional paid in capital                                           21,201,763     17,111,166
    Accumulated other comprehensive loss                                         --        (47,431)
    Retained earnings (accumulated deficit)                              (8,952,093)       114,535
                                                                   -----------------  -------------
                                                                         12,382,127     17,308,217
    Less: Treasury stock, at cost                                           213,817        213,817
                                                                   -----------------  -------------
    Total stockholders' equity                                           12,168,310     17,094,400
                                                                   -----------------  -------------
    Total liabilities and stockholders' equity                          $47,231,519    $45,052,572
                                                                   =================  =============


             The accompanying notes are an integral part of these
                        condensed financial statements.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED                                SIX MONTHS ENDED
                                                         JUNE 30,                                          JUNE 30,
                                          ------------------------------------          ----------------------------------
                                                 1999                1998                    1999                1998

                                            (AS RESTATED -      (AS RESTATED -          (AS RESTATED -      (AS RESTATED -
                                             SEE NOTE 10)        SEE NOTE 10)            SEE NOTE 10)        SEE NOTE 10)
                                          ----------------    ----------------           --------------   ----------------
Costs and expenses:
   General and administrative                  $   644,409          $  694,841             $ 1,122,553         $ 1,368,363
   Stock-based compensation                      1,908,591                  --               2,306,857                  --
   Product development                           2,280,211                  --               2,618,933                  --
   Interest expense, net                            99,830              59,519                 156,843             118,411
                                          ----------------    ----------------           --------------   ----------------
      Total costs and expenses                   4,933,041             754,360               6,205,186           1,486,774
                                          ----------------    ----------------           --------------   ----------------
Loss from continuing
    operations before income taxes              (4,933,041)           (754,360)             (6,205,186)         (1,486,774)
Benefit from income taxes                       (1,712,020)           (301,744)             (2,220,878)           (594,710)
                                          ----------------    -----------------       ----------------    ----------------
Loss from continuing operations                 (3,221,021)           (452,616)             (3,984,308)           (892,064)

Discontinued operations (Note 2):
    Income (loss) from discontinued
    operations (less income taxes in
    1999: $406,229 1998: $694,670
    1999: $582,804 1998: $1,637,636
    for the three- and six-month
    periods, respectively)                        (607,335)          1,258,993                 549,838           3,230,014

    Loss on disposition of discontinued
    operations (less income tax benefit
    of $559,514 for the three- and six-
    month periods, respectively)                (5,632,158)                 --              (5,632,158)                 --
                                          ----------------    ----------------           --------------   ----------------
Net income (loss)                              $(9,460,514)         $  806,377             $(9,066,628)        $ 2,337,950
                                          ================    ================           ==============   ================


Earnings (losses) per share - basic
          and diluted:
   Loss from continuing operations             $     (0.27)         $    (0.04)            $     (0.33)        $     (0.08)
   Income (loss) from discontinued
      operations                                     (0.05)               0.11                    0.05                0.30
   Loss on disposition of
      discontinued operations                        (0.46)                 --                   (0.47)                 --
                                          ----------------    ----------------           --------------   ----------------
   Net income (loss)                           $     (0.78)         $     0.07             $     (0.75)        $      0.22
                                          ================    =================       ================    ================


The accompanying notes are an integral part of these condensed financial statements.

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                        ------------------------------------
                                                                               1999                1998
                                                                          (AS RESTATED -      (AS RESTATED -
                                                                           SEE NOTE 10)        SEE NOTE 10)
                                                                        ----------------    ----------------
Cash Flows from Operating Activities:
Net income (loss)                                                            $(9,066,628)        $ 2,337,950
   Deduct:
      Income from discontinued operations                                       (549,838)         (3,230,014)
      Loss on disposal of discontinued operations                              5,632,158                  --
                                                                        ----------------    ----------------
Net loss from continuing operations                                           (3,984,308)           (892,064)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                                              339,338                  --
      Stock-based compensation                                                 2,306,857                  --
      Changes in operating assets and liabilities:
          Prepaid expenses and other current assets                              304,018             (76,684)
          Deferred income taxes                                               (4,367,759)                 --
          Other assets                                                            50,956              (8,755)
          Accounts payable and accrued expenses                                 (627,945)            498,607
          Income taxes payable                                                   279,948           1,378,820
                                                                        ----------------    ----------------
          Net cash provided by (used in) continuing operations                (5,698,895)            899,924
          Net cash provided by (used in) discontinued operations              (1,482,955)          2,301,291
                                                                        ----------------    ----------------
          Net cash provided by (used in) operating activities                 (7,181,850)          3,201,215
                                                                        ----------------    ----------------

Cash Flows from Investing Activities:
   Capital expenditures                                                       (1,638,678)           (126,439)
                                                                        ----------------    ----------------

Cash Flows from Financing Activities:
   Net repayments under lines of credit                                       (7,486,535)         (2,733,160)
   Repayments of capital lease obligation                                        (62,430)            (56,654)
   Repayments of subordinated note payable                                            --            (250,000)
   Borrowing from SOFTBANK                                                    15,000,000                  --
   Proceeds from issuance of common stock                                      1,314,633              16,920
   Sale of minority interest in subsidiary                                         1,999                  --
   Costs of debt issuance                                                        (30,000)                 --
                                                                         ----------------    ----------------
          Net cash provided by (used by) financing activities                  8,737,667          (3,022,894)
                                                                        ----------------    ----------------

Effect of exchange rate changes on cash and cash equivalents                          --               1,716
                                                                        ----------------    ----------------
Net increase (decrease) in cash and cash equivalents                             (82,861)             53,598
Cash and cash equivalents, beginning of period                                    83,169              58,019
                                                                        ----------------    ----------------
Cash and cash equivalents, end of period                                     $       308         $   111,617
                                                                        ================    ================



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

NOTE 2 - DISCONTINUED OPERATIONS

   On April 20, 1999, the Company formalized a plan to sell two of its businesses, the Branded division and the Off-Price and Action Sports division, in order to focus exclusively on its e-Commerce business. The Branded division designs and markets the RYKA and Yukon footwear brands. The Off-Price and Action Sports division is a third-party distributor and make-to-order marketer of off-price footwear, apparel and sporting goods. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of these divisions have been segregated from those of continuing operations and are presented in the Company's consolidated financial statements as discontinued operations. The accompanying financial statements have been restated to reflect this presentation. Interest expense related to the lines of credit and debt to be assumed by the successor businesses of $142,913 and $933,365 for the three- and six-month periods ended June 30, 1999, respectively, has been allocated to the pre-measurement date loss from discontinued operations. Interest expense of $572,612 for the three- and six-month periods ended June 30, 1999, respectively, has been allocated to the post-measurement date loss from discontinued operations.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   The discontinued operations components of amounts reflected in the income statements and balance sheets are as follows:


                                FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                        JUNE 30,                           JUNE 30,
                              -----------------------------      ----------------------------
                                  1999           1998                1999          1998
                              -------------   -------------      -------------   -------------
INCOME STATEMENT DATA:
    Net sales                   $20,325,881     $28,320,457        $54,049,750     $56,468,835
                              =============   =============      =============   =============

                                                       JUNE 30, 1999         DECEMBER 31, 1998
                                                    ------------------     --------------------
BALANCE SHEET DATA:
   Cash                                                $  2,950,672         $    772,916
   Accounts receivable                                   34,057,556           36,782,732
   Inventory                                             16,852,220           20,954,168
   Property and equipment                                 1,371,047            1,397,189
   Goodwill and intangibles, net                         19,362,575           16,507,073
   Other assets                                           1,908,966              936,293
   Accounts payable and accrued expenses                (24,729,786)         (16,192,954)
   Subordinated notes payable                              (971,659)          (1,999,065)
   Note payable, banks                                  (10,309,796)         (14,823,955)
   Notes payable, other                                  (2,897,171)          (3,206,558)
                                                    ------------------     --------------------
       Net assets of discontinued operations/(1)/      $ 37,594,624        $  41,127,839
                                                    ==================     ====================

/(1)/ Included in current assets.

Notes Payable of Discontinued Operations

   Included in Notes Payable, Banks of discontinued operations are amounts outstanding under a line of credit of approximately $20,000,000 for use by the Gen-X Companies, which is available for either direct borrowing or for import letters of credit. The loan bears interest at prime plus one half percent and is secured by a general security agreement covering substantially all of the Gen-X Companies' assets. At June 30, 1999, draws of $10,000,000 were committed under this line and, based on a net cash position, available collateral and outstanding import letters of credit commitments, an additional $1,538,000 was available for borrowing. For the three- and six month periods ended June 30, 1999, interest expense of discontinued operations included $182,166 and $408,398, respectively, related to this line of credit.

   Notes Payable, Banks of discontinued operations also includes a mortgage note secured by land and building in Ontario, Canada of $316,939. The mortgage note bears interest at the bank's cost of funds plus 2.5% and matures on August 15, 2009. For the three- and six-month periods ended June 30, 1999, interest expense of discontinued operations included $5,695 and $13,993, respectively, related to this mortgage note.

   Notes Payable, Other of discontinued operations includes an outstanding loan payable for $1,500,000. The original loan of $2,000,000 is payable in equal quarterly installments of $100,000, which commenced on March 31, 1998, and bears interest at the prime lending rate. For the three- and six-month period ended June 30, 1999, interest expense of discontinued operations included $28,873 and $59,449, respectively, related to this loan.

   Notes Payable, Other of discontinued operations also includes $1,000,000 of promissory notes payable to the former shareholders of Lamar. The notes are payable in five equal annual installments and bear interest at 6% per annum, the first payment of which will be made in July 1999. For the three- and six-month periods ended June 30, 1999, interest expense of discontinued operations included $51,019 and $83,538 related to these notes. At the time of the acquisition, Lamar also executed a note payable in the principal amount of $553,447, plus $74,954 in accrued interest, for amounts owed to a shareholder. This note, which was assumed by the Company in the acquisition of Lamar, is payable in five equal annual installments and bears interest at 6% per annum. The amount outstanding on this note at June 30, 1999 is $559,664. For the three- and six-month periods

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

ended June 30, 1999, interest expense of discontinued operations included $9,759 and $18,852, respectively, related to this note.

   Upon closing the acquisition of the Gen-X Companies, the Company executed several subordinated notes payable with the former shareholders of the Gen-X Companies for an aggregate principal amount of $1,999,065 which is payable in four equal consecutive quarterly payments beginning March 31, 1999. Quarterly payments to date in the aggregate of $1,027,406 have been made through June 30, 1999. These notes bear interest at 7% until December 31, 1998 and the prime lending rate thereafter. For the three- and six-month periods ended June 30, 1999, interest expense of discontinued operations included $29,028 and $68,257 related to these notes.

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

Purchase Commitments of Discontinued Operations

   As of June 30, 1999, outstanding purchase commitments of discontinued operations existed totaling $5,951,484, for which commercial import letters of credit have been issued.

NOTE 3 - SOFTBANK TRANSACTION

   On June 10, 1999, the Company and SOFTBANK America Inc. ("SOFTBANK") entered into a stock purchase agreement and related agreements for the sale of 6,153,850 shares of the Company's common stock to SOFTBANK at a price of $13.00 per share for an aggregate purchase price of $80,000,050. In order to provide capital to the Company until closing, which occurred on July 23, 1999, the Company and SOFTBANK entered into an interim subordinated loan agreement on June 10, 1999 pursuant to which SOFTBANK loaned the Company $15,000,000, which was entirely outstanding at June 30, 1999. The note bears interest at 4.98% per annum and is classified as a noncurrent liability. At the July 23, 1999 closing, this loan amount was converted into shares of the Company's common stock at closing. Accrued and unpaid interest as of July 23, 1999 of $89,225 was offset against the cash proceeds of the sale. For the three- and six-month periods ended June 30, 1999, interest expense included $43,575 related to this interim loan.

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

Subordinated Notes Payable

   At June 30, 1999, the Company had $1,805,841 in outstanding subordinated notes payable held by its Chairman and Chief Executive Officer, plus accrued interest on such notes of $24,145 recorded in accrued expenses. This debt consisted primarily of a note representing undistributed Subchapter S corporation retained earnings previously taxed to him as the sole shareholder of the KPR Companies prior to the Reorganization. Interest accrues on such notes at the Company's choice of prime plus 1/4% or LIBOR (Adjusted Eurodollar Rate) plus two hundred seventy-five basis points. At June 30, 1999, the interest rate on these notes was 8%.

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

   The amounts used in calculating earnings (losses) per share data are as follows:

                                             FOR THE THREE MONTHS ENDED                  FOR THE SIX MONTHS ENDED
                                                      JUNE 30,                                   JUNE  30,
                                            -----------------------------               ---------------------------
                                              1999                 1998                   1999               1998
                                            --------             --------               -------             -------

Loss from continuing operations             $(3,221,021)      $  (452,616)           $(3,984,308)        $  (892,064)
Income (loss) from discontinued operations     (607,335)        1,258,993                549,838           3,230,014
Loss on disposition of discontinued
     operations (less income tax benefit
     of $559,514 for the three-  and six-
     month periods, respectively)            (5,632,158)               --             (5,632,158)                 --
                                            ------------      -----------            ------------        ------------
Net income (loss)                           $(9,460,514)      $   806,377            $(9,066,628)        $ 2,337,950
                                            ============      ===========            ============        ============

Weighted average shares
      outstanding - basic and diluted          12,120,085      11,226,403             12,073,780          10,824,533
                                            =============     ===========            ============        ============

Outstanding common stock options and              986,571         771,773                 908,369            641,352
warrants having no dilutive effect          =============     ===========            ============        ============



                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

   At June 30, 1999, the Company has employment agreements with several of its officers for an aggregate annual base salary of $922,500 plus bonus and increases in accordance with the terms of the agreements. Terms of such contracts range from three to five years and are subject to automatic annual extensions.

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

NOTE 7 - COMPREHENSIVE INCOME (LOSS)

   Comprehensive income (loss) for the three- and six-month periods ended June 30, 1999 and 1998 was as follows:

                                   FOR THE THREE MONTHS ENDED                 FOR THE SIX MONTHS ENDED
                                            JUNE 30,                                  JUNE 30,
                              -----------------------------------       ----------------------------------
                                   1999               1998                  1999                   1998
                              ---------------    ----------------       ----------------    --------------

Net income (loss)                 $(9,460,514)          $806,377            $(9,066,628)       $2,337,950
Foreign currency translation
     adjustment                            --               (955)                    --             1,716
                              ---------------    ---------------        ---------------     -------------
  Comprehensive income (loss)     $(9,460,514)          $805,422            $(9,066,628)       $2,339,666
                              ===============    ===============        ===============     =============

NOTE 8 - BUSINESS SEGMENTS

   As a result of the discontinued operations described in Note 2 to the financial statements, the Company considers itself to have one operating segment which is the development of the internet businesses of several sporting goods retailers.

NOTE 9 - EQUITY TRANSACTIONS

   The Company granted options and warrants to purchase 330,716 and 705,482 shares of the Company's common stock to employees and consultants of the Company during the three- and six-month periods ended June 30, 1999, respectively. The Company also issued warrants to purchase 293,320 shares of the Company's common stock during June 1999 to several retailers in connection with the Company's developing e-Commerce business. The range of exercise prices for all grants issued was from $4.06 to $17.25 for the three-month period ended June 30, 1999 and $0.01 to $17.25 for the six-month period ended June 30, 1999. Upon granting these options and warrants, the Company recorded equity compensation expense of $1,997,998 and $2,396,264 for the three- and six-month periods ended June 30, 1999, respectively, $89,407 of which was included in the net loss from discontinued operations.

   Options and warrants to purchase 137,349 and 257,233 shares of the Company's common stock were exercised during the three- and six-month periods ended June
30, 1999, respectively.   The range of exercise prices was from $3.20 to $6.88
for the three-month period ended June 30, 1999 and $0.01 to $13.20 for the six-
month period ended June 30, 1999.   These exercises resulted in cash proceeds to
the Company of $770,267 and $1,248,483 for the three- and six-month periods ended June 30, 1999, respectively.

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

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

   On July 13, 1999, the shareholders approved an amendment to the Company's Certificate of Incorporation that increased the maximum number of authorized shares of common stock by 40,000,000 to 60,000,000

NOTE 10 - RESTATEMENTS

   Subsequent to the issuance of the Company's consolidated financial statements for the three- and six-month periods ended June 30, 1999, the Company's management determined that the discount applied to the fair value of the Company's common stock issued as consideration for the Gen-X Companies in May 1998 should be decreased from 35% to 10%. As a result, the consolidated financial statements for the three- and six-month periods ended June 30, 1998 were restated to reflect an additional $2,486,625 of consideration paid for the Gen-X Companies and additional amortization of goodwill of $15,541 for the period from May 12, 1998 through June 30, 1998 (the "1998 Restatement"). As a result of the 1998 Restatement, the consolidated financial statements for the three- and six-month periods ended June 30, 1999 have been restated from amounts previously reported to reflect the cumulative effect of the 1998 Restatement through December 31, 1998 and additional amortization of goodwill of $5,180 and $36,263 for the three- and six-month periods ended June 30, 1999, respectively. The effect of these restatements on management's assessment of the anticipated gain or loss on the ultimate disposition of the Off-Price and Action Sports Division result in the accrual of an additional loss on disposition of discontinued operations of $2,372,655 and a corresponding decrease in net assets of discontinued operations.

   Subsequent to the issuance of the Company's consolidated financial statements for the three- and six-month periods ended June 30, 1999, the Company's management determined that the number of warrants issuable to the retailers in June 1999 should be reduced, additional warrants were issuable to a consultant of the Company, and the discount applied in the valuation of certain stock-based awards to non-employees should be decreased from 25% to 10%. See
Note 9 - Equity Transactions. The net effect of these restatements result in additional stock-based compensation expense of continuing operations of $652,991 for the three- and six- month periods ended June 30, 1999.

   A summary of the significant effects of these restatements is as follows:

                                                         AS PREVIOUSLY
                                                           REPORTED          AS RESTATED
                                                         -------------      ------------
AT JUNE 30, 1999:
-----------------
Additional paid in capital                                $18,062,147       $21,201,763
Retained earnings (accumulated deficit)                    (5,812,477)       (8,952,093)

FOR THE THREE MONTHS ENDED JUNE 30, 1999:
-----------------------------------------
Stock-based compensation                                   $ 1,255,600       $ 1,908,591
Loss from discontinued operations                             (602,155)         (607,335)
Loss on disposition of discontinued operations              (3,259,503)       (5,632,158)
Net loss                                                    (6,429,688)       (9,460,514)
Earnings (losses) per share - basic and diluted:
     Loss from continuing operations                       $      (.21)      $      (.27)
     Loss from discontinued operations                            (.05)             (.05)
     Loss on disposition of discontinued operations               (.27)             (.46)
                                                         -------------      ------------
     Net loss                                              $      (.53)      $      (.78)
                                                         =============      ============


                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                                              AS
                                                          PREVIOUSLY
FOR THE SIX MONTHS ENDED JUNE 30, 1999:                    REPORTED       AS RESTATED
---------------------------------------                 --------------  ----------------
Stock-based compensation                                   $ 1,653,866    $ 2,306,857
Income from discontinued operations                            586,101        549,838
Loss on disposition of discontinued operations              (3,259,503)    (5,632,158)
Net loss                                                    (6,004,719)    (9,066,628)
Earnings (losses) per share - basic and diluted:
          Loss from continuing operations                  $      (.28)   $      (.33)
          Income from discontinued operations                      .05            .05
          Loss on disposition of discontinued operations          (.27)          (.47)
                                                        --------------  ----------------
          Net loss                                         $      (.50)   $      (.75)
                                                        ==============  ================

FOR THE THREE MONTHS ENDED JUNE 30, 1998:
-----------------------------------------
Income from discontinued operations                        $1,274,534     $1,258,993
Net income                                                    821,918        806,377
Earnings (losses) per share - basic and diluted:
          Loss from continuing operations                  $     (.04)    $     (.04)
          Income from discontinued operations                     .11            .11
                                                        --------------  ----------------
          Net income                                       $      .07     $      .07
                                                        ==============  ================

FOR THE SIX MONTHS ENDED JUNE 30, 1998:
---------------------------------------
Income from discontinued operations                       $3,245,555    $3,230,014
Net income                                                 2,353,491     2,337,950
Earnings (losses) per share - basic and diluted:
          Loss from continuing operations                 $     (.08)   $     (.08)
          Income from discontinued operations                    .30           .30
                                                        --------------  ----------------
          Net income                                      $      .22    $      .22
                                                        ==============  ================

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

Acquisition of the Gen-X Companies

   Effective May 12, 1998, the Company acquired all of the outstanding and issued common stock of the Gen-X Companies in a purchase transaction. The Company's reported results of operation for 1998 include those of the Gen-X Companies only from the date of acquisition through the end of the year.

Discontinued Operations

   On April 20, 1999, the Company formalized a plan to sell two of its businesses, the Branded division and the Off-Price and Action Sports division, in order to focus exclusively on the development of new businesses. The Branded division designs and markets the RYKA and Yukon footwear brands. The Off-Price and Action Sports division is a third-party distributor and make-to-order marketer of off-price footwear, apparel and sporting goods. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of these divisions have been segregated from those of continuing operations and are presented in the Company's consolidated financial statements as discontinued operations. The accompanying financial statements have been restated to reflect this presentation.

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

Restatements

   Subsequent to the issuance of the Company's consolidated financial statements for the three- and six-month periods ended June 30, 1999, the Company's management determined that the discount applied to the fair value of the Company's common stock issued as consideration for the Gen-X Companies in May 1998 should be decreased from 35% to 10%. As a result, the consolidated financial statements for the three- and six-month periods ended June 30, 1998 were restated to reflect an additional $2,486,625 of consideration paid for the Gen-X Companies and additional amortization of goodwill of $15,541 for the period from May 12, 1998 through June 30, 1998 (the "1998 Restatement"). As a result of the 1998 Restatement, the consolidated financial statements for the three- and six month periods ended June 30, 1999 have been restated from amounts previously reported to reflect the cumulative effect of the 1998 Restatement through December 31, 1998 and additional amortization of goodwill of $5,180 and $36,263 for the three- and six-month periods ended June 30, 1999, respectively. The effect of these restatements on management's assessment of the anticipated gain or loss on the ultimate disposition of the Off-Price and Action Sports Division result in the accrual of an additional loss on disposition of discontinued operations of $2,372,655 and a corresponding decrease in net assets of discontinued operations.

   Subsequent to the issuance of the Company's consolidated financial statements for the three- and six-month periods ended June 30, 1999, the Company's management determined that the number of warrants issuable to the retailers in June 1999 should be reduced, additional warrants were issuable to a consultant of the Company, and the discount applied in the valuation of certain stock-based awards to non-employees should be decreased from 25% to 10%. See Note 9 - Equity Transactions. The net effect of these restatements result in additional stock-based compensation expense of continuing operations of $652,991 for the three- and six-month periods ended June 30, 1999. See Note 10 to the financial statements.

RESULTS OF CONTINUING OPERATIONS

The Three- and Six-Month Periods Ended June 30, 1999 Compared to The Three- and Six-Month Periods Ended June 30, 1998

   The following table sets forth, for the periods indicated, the results of continuing operations:

                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                   JUNE 30,                       JUNE 30,
                                                         -------------------------------------------------------------
                                                               1999          1998          1999             1998
                                                         -------------------------------------------------------------
Costs and expenses:
General and administrative                                  $   644,409   $  694,841    $ 1,122,553        $ 1,368,363
Stock-based compensation                                      1,908,591           --      2,306,857                 --
Product development                                           2,280,211           --      2,618,933                 --
Interest expense, net                                            99,830       59,519        156,843            118,411
                                                         -------------------------------------------------------------
    Total costs and expenses                                  4,933,041      754,360      6,205,186          1,486,774
                                                         -------------------------------------------------------------
Loss from continuing
    operations before                                        (4,933,041)    (754,360)    (6,205,186)        (1,486,774)
    income taxes
Benefit from  income taxes                                   (1,712,020)    (301,744)    (2,220,878)          (594,710)
                                                         -------------------------------------------------------------
Income (loss) from
    continuing operations                                    (3,221,021)    (452,616)    (3,984,308)          (892,064)
Income (loss) from
    discontinued operations                                    (607,335)   1,258,993        549,838          3,230,014
Loss on disposition of
    discontinued operations                                  (5,632,158)          --     (5,632,158)                --
                                                         -------------------------------------------------------------
Net income (loss)                                           $(9,460,514)  $  806,377    $(9,066,628)       $ 2,337,950
                                                         =============================================================

Costs and Expenses

   Operating expenses from continuing operations for the three- and six-month periods ended June 30, 1999 were $4,933,041 and $6,205,186, respectively. Operating expenses from continuing operations consisted of expenditures associated with the production of the Company's initial six e-Commerce web-sites and general and administrative expenses related to the day-to-day development and operating activities of the Company. Operating expense from continuing operations also includes charges for stock-based compensation of $1,908,591 and $2,306,857 for the three- and six-month periods ended June 30, 1999, respectively.

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

   As of June 30, 1999, the Company had net working capital of $24,781,955. The Company used $7,181,850 in cash flows from operating activities of continuing operations for the six months ended June 30, 1999, whereas in the same period of the prior year the Company generated $3,201,215 in cash flows from operating activities of continuing operations.

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

  The Company has made certain commitments with respect to developing the internet businesses of several sporting goods retailers. The Company believes that the proceeds from the SOFTBANK transactions and the sale of the Branded division and the Off-Price and Action Sports division will result in adequate financing to allow the Company to continue the development of its e-Commerce business and meet its obligations as they mature during the foreseeable future.

YEAR 2000

   The Company recognizes the importance of advanced computerization in maintaining and improving its level of service, internal and external communication and overall competitive position. The Company maintains a management information system that provides, among other things, comprehensive customer order processing, inventory, production, accounting and management information for the marketing, selling, manufacturing and distribution functions of the Company's business. The Company has created a Year 2000 project team which is coordinating efforts to evaluate, identify, correct or reprogram, and test the Company's existing systems Year 2000 compliance. The Company enhanced its key information systems to improve their functionality and increase performance during the first quarter of 1999. These upgrades also made these applications Year 2000 compliant. The final step of the Company's Year 2000 plan is to update its office networking system software which it expects to finish prior to the end of the third quarter of 1999. The Company does not expect the costs of this step to have a material impact on the Company's results of operations, financial position, liquidity or capital resources. The Company is in the process of developing a contingency plan in the event that the above modifications do not result in Year 2000 compliance. In addition to making its own systems Year 2000 compliant, the Company is in the process of contacting its key suppliers and customers to determine the extent to which the systems of such suppliers and customers are Year 2000 compliant and the extent to which the Company could be affected by the failure of such third parties to become Year 2000 compliant. The Company cannot presently estimate the impact of the failure of such third parties to become Year 2000 Compliant. See "Risk Factors - Risks Relating to Year 2000 Compliance" in the Company's most recent Form 10-K/A.

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

PART II -- OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           Not Applicable.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           Effective July 23, 1999, the Company issued 6,153,850 shares of common stock (par value $.01 per share) to SOFTBANK America Inc. ("SOFTBANK") for an aggregate purchase price of $80,000,050. The issuance of the common stock was exempt from registration pursuant to section 4(2) of the Securities Act. The Company granted SOFTBANK certain "demand" and "piggy-bank" registration rights with respect to these shares. The Company intends to use the proceeds to repay the balance on one of its lines of credit, to reduce trade payables and to provide working capital for its new e-Commerce business.

ITEM 3.    DEFAULTS ON SENIOR SECURITIES

           Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not Applicable.

ITEM 5.    OTHER INFORMATION

           Not Applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

           10.1/(1)/  Amendment No. 8 to the Loan Documents, Consent and Waiver
                      by and among KPR Sports International, Inc., RYKA Inc. and Foothill Capital Corporation.

           10.2/(1)/  Amendment No. 9 to the Loan Documents and Waiver by and
                      among KPR Sports International, Inc., RYKA Inc. and Foothill Capital Corporation.

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



                                          GLOBAL SPORTS, INC.



DATE:    March 21, 2000        BY:        /s/ Michael G. Rubin
                                       -----------------------------
                                              Michael G. Rubin
                                           Chairman of the Board &
                                           Chief Executive Officer

DATE:    March 21, 2000        BY:        /s/ Jordan M. Copland
                                       -----------------------------
                                              Jordan M. Copland
                                         Executive Vice President &
                                           Chief Financial Officer