Form 10-Q/A
period 1999-09-30
GLOBAL SPORTS INC
filed 2000-03-22
CIK 828750

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

       Commission File Number 0-16611
                              -------

                              GLOBAL SPORTS, INC.
                              -------------------
            (Exact name of registrant as specified in its charter)
                                              10


  DELAWARE                                            04-2958132
  --------                                            ----------
  (State or other jurisdiction                        (I.R.S. Employer
  of incorporation or organization)                   Identification Number)


    1075 FIRST AVENUE, KING OF PRUSSIA, PA                           19406
    --------------------------------------                            -----
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

                              GLOBAL SPORTS, INC.
                                  FORM 10-Q/A
                    AMENDMENT NO. 1 TO THE QUARTERLY REPORT
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                               TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           ----
PART I -- FINANCIAL INFORMATION
Item 1.       Financial Statements:
              Condensed Consolidated Balance Sheets
              as of September 30, 1999 and December 31, 1998                                 3
              Condensed Consolidated Statements of Operations
              for the three- and nine-month periods ended September 30, 1999 and 1998        4
              Condensed Consolidated Statements of Cash Flows
              for the nine-month periods ended September 30, 1999 and 1998                   5
              Notes to Condensed Consolidated Financial Statements                           6 - 13
Item 2.       Management's Discussion and Analysis of Results of Operations
              and Financial Condition                                                       14 - 17
Item 3.       Quantitative and Qualitative Disclosures About Market Risk                    17

PART II -- OTHER INFORMATION
Item 1.       Legal Proceedings                                                             18
Item 2.       Changes in Securities and Use of Proceeds                                     18
Item 3.       Defaults upon Senior Securities                                               18
Item 4.       Submission of Matters to a Vote of Security Holders                           18
Item 5.       Other Information                                                             18
Item 6.       Exhibits and Reports on Form 8-K                                              19

SIGNATURES                                                                                  20


PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                      SEPTEMBER 30,
                                                                          1999
                                                                     (AS RESTATED -   DECEMBER 31,
                                                                      SEE NOTE 11)        1998
                                                                   -------------------------------
                                ASSETS

    Current assets:
    Cash and cash equivalents                                          $ 39,467,680    $    83,169
    Inventory                                                             4,669,217             --
    Prepaid expenses and other current assets                               621,442        599,224
    Refundable income taxes                                               2,220,878             --
    Net assets of discontinued operations                                43,012,442     41,127,839
                                                                   -------------------------------
    Total current assets                                                 89,991,659     41,810,232
    Property and equipment, net of accumulated depreciation
    and amortization                                                     16,219,279      2,988,714
    Other assets                                                            219,511        253,626
                                                                   -------------------------------
    Total assets                                                       $106,430,449    $45,052,572
                                                                   ===============================
                 LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
    Current portion - notes payable, bank                              $  3,699,207   $         --
    Current portion - capital lease obligation, related party               136,524        127,966
    Accounts payable and accrued expenses                                15,487,521      3,652,024
    Income taxes payable                                                         --      1,378,820
    Subordinated notes payable, related party                                    --      1,805,841
                                                                   -------------------------------
    Total current liabilities                                            19,323,252      6,964,651
    Notes payable, bank                                                          --     18,812,156
    Capital lease obligation, related party                               2,077,906      2,181,265
    Mandatorily redeemable preferred stock                                      100            100
    Commitments and contingencies
    Stockholders' equity:
    Preferred stock, $0.01 par value, 1,000,000 shares
    authorized; 10,000 shares issued as mandatorily redeemable
    preferred stock                                                              --             --
    Common stock, $0.01 par value, 60,000,000 and 20,000,000 shares authorized in 1999 and 1998, 19,476,265 and 12,994,464 shares issued in 1999 and 1998; 18,407,179 and 11,925,378 shares
    outstanding in 1999 and 1998                                            194,766        129,947
    Additional paid in capital                                          101,019,029     17,111,166
    Accumulated other comprehensive loss                                         --        (47,431)
    Retained earnings (accumulated deficit)                             (15,970,787)       114,535
                                                                   -------------------------------
                                                                         85,243,008     17,308,217
    Less: Treasury stock, at cost                                           213,817        213,817
                                                                   -------------------------------
    Total stockholders' equity                                           85,029,191     17,094,400
                                                                   -------------------------------
    Total liabilities and stockholders' equity                         $106,430,449    $45,052,572
                                                                   ===============================

The accompanying notes are an integral part of these condensed financial statements.

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                         SEPTEMBER 30,                        SEPTEMBER 30,
                                            ------------------------------------   ----------------------------------
                                                   1999                1998             1999                 1998
                                              (AS RESTATED -      (AS RESTATED -   (AS RESTATED -       (AS RESTATED -
                                               SEE NOTE 11)        SEE NOTE 11)     SEE NOTE 11)         SEE NOTE 11)
                                            ----------------    ----------------   --------------     ----------------
Costs and expenses:
   General and administrative                    $ 1,800,699         $ 1,134,169     $  2,923,252          $ 2,502,532
   Stock-based compensation                          257,799                  --        2,564,656                   --
   Product development                             5,360,956                  --        7,979,889                   --
   Interest expense (income), net                   (302,809)             57,938         (145,966)             176,349
                                            ----------------    ----------------   --------------     ----------------
     Total costs and expenses                      7,116,645           1,192,107       13,321,831            2,678,881
                                            ----------------    ----------------   --------------     ----------------
Loss from continuing operations
     before income taxes                          (7,116,645)         (1,192,107)     (13,321,831)          (2,678,881)
Benefit from income taxes                                 --            (316,109)      (2,220,878)            (910,819)
                                            ----------------    ----------------   --------------     ----------------
Loss from continuing operations                   (7,116,645)           (875,998)     (11,100,953)          (1,768,062)

Discontinued operations (Note 3):
    Income from discontinued
    operations (less income taxes in
    1999: $ --            1998: $1,156,127
    1999: $(582,804) 1998: $2,793,763
    for the three- and nine-month
    periods, respectively)                                --           3,314,628          549,838            6,544,642

    Gain (loss) on disposition of
    discontinued operations (less income
    taxes of  $1,390,289 and $830,775
    for the three- and nine-month
    periods, respectively)                            97,951                  --       (5,534,207)                  --
                                            ----------------    ----------------   --------------     ----------------
Net income (loss)                                $(7,018,694)        $ 2,438,630     $(16,085,322)         $ 4,776,580
                                            ================    ================   ==============     ================

Earnings (losses) per share--
      basic and diluted:
   Loss from continuing operations               $      (.42)        $      (.07)    $       (.92)         $      (.16)
   Income from discontinued
      operations                                          --                 .27              .05                  .59
   Gain (loss) on disposition of
      discontinued operations                             --                  --             (.46)                  --
                                            ----------------    ----------------   --------------     ----------------
   Net income (loss)                             $      (.42)        $       .20     $      (1.33)         $       .43
                                            ================    ================   ==============     ================



The accompanying notes are an integral part of these condensed financial statements.

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                ------------------------------------
                                                                (AS RESTATED-        (AS RESTATED-
                                                                  SEE NOTE 11)         SEE NOTE 11)
                                                                       1999                1998
                                                                ---------------      --------------
Cash Flows from Operating Activities:
Net income (loss)                                                  $(16,085,322)        $ 4,776,580
      Deduct:
              Income from discontinued operations                       549,838           6,544,642
              Loss on disposal of discontinued operations            (5,534,207)                 --
                                                                ---------------      --------------
Net loss from continuing operations                                 (11,100,953)         (1,768,062)

Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                        530,533             444,800
   Equity compensation                                                2,630,806                  --
   Changes in operating assets and liabilities:
   Inventory                                                         (4,669,217)                 --
   Prepaid expenses and other current assets                            (22,218)           (179,114)
   Deferred income taxes                                             (2,220,878)                 --
   Other assets                                                          64,115             256,333
   Accounts payable and accrued expenses                             11,880,929           1,326,178
   Income taxes payable                                              (1,378,820)          1,636,068
                                                                ---------------      --------------
   Net cash provided by (used in) continuing operations              (4,285,703)          1,716,203
   Net cash used in discontinued operations                          (6,868,972)         (3,971,287)
                                                                ---------------      --------------
   Net cash used in operating activities                            (11,154,675)         (2,255,084)
                                                                ---------------      --------------

Cash flows from investing activities:
   Capital expenditures                                             (13,761,098)           (443,922)
                                                                ---------------      --------------

Cash flows from financing activities:
   Net borrowings (repayments) under lines of credit                (15,112,949)          3,260,711
   Repayments of capital lease obligation                               (94,801)            (86,027)
   Repayments of subordinated note payable                           (1,805,841)           (250,000)
   Proceeds from SOFTBANK transaction                                80,000,050                  --
   Proceeds from exercise of common stock options and warrants        1,341,826              23,253
   Sale of minority interest in subsidiary                                1,999                  --
   Costs of debt issuance                                               (30,000)                 --
                                                                ---------------      --------------
       Net cash provided by financing activities                     64,300,284           2,947,937
                                                                ---------------      --------------

Effect of exchange rate changes on cash and cash equivalents                 --             (11,910)
                                                                ---------------      --------------

Net increase in cash and cash equivalents                            39,384,511             237,021
Cash and cash equivalents, beginning of period                           83,169              98,881
                                                                ---------------      --------------

Cash and cash equivalents, end of period                           $ 39,467,680         $   335,902
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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

  Cash and Cash Equivalents: The Company considers all highly liquid investments with maturities at date of purchase of three months or less to be cash equivalents. At September 30, 1999, the Company had $39,455,852 of excess cash invested in a money market fund with a major financial institution, which is included in cash and cash equivalents. Interest income for the three-and nine-month periods ended September 30, 1999 includes $403,938 related to this investment.

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

  Start-Up Costs: In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of the Start-Up Activities, ("SOP 98-5"). The statement requires that costs of start-up activities, including organization costs, be expensed as incurred. This statement was adopted on January 1, 1999 and did not have a material effect on the Company's results of operations, cash flows or financial position.

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

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

   The discontinued operations components of amounts reflected in the income statements and balance sheets are as follows:

                          FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                SEPTEMBER 30,                     SEPTEMBER 30,
                        --------------------------------------------------------------
                              1999          1998          1999         1998
                        --------------------------------------------------------------
INCOME STATEMENT DATA:
    Net sales              $38,411,650   $43,626,641   $92,461,398  $100,095,476
                        ==============================================================

                                                        SEPTEMBER 30,   DECEMBER 31,
                                                            1999            1998
                                                      ------------------------------
BALANCE SHEET DATA:
   Cash                                                  $    231,328   $    772,916
   Accounts receivable                                     37,763,325     36,782,732
   Inventory                                               15,227,482     20,954,168
   Property and equipment                                   1,304,772      1,397,189
   Goodwill and intangibles                                16,611,090     16,507,073
   Other assets                                             1,703,543        936,293
   Accounts payable and accrued expenses                  (14,897,144)   (16,192,954)
   Subordinated notes payable                                      --     (1,999,065)
   Notes payable, banks                                   (12,402,733)   (14,823,955)
   Notes payable, other                                    (2,529,221)    (3,206,558)
                                                      ------------------------------
        Net assets of discontinued operations/(1)/       $ 43,012,442   $ 41,127,839
                                                      ==============================
/(1)/ Included in current assets.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Notes Payable of Discontinued Operations

       Included in Notes Payable, Banks of discontinued operations are amounts outstanding under a line of credit of approximately $20,000,000 for use by the Gen-X Companies, which is available for either direct borrowing or for import letters of credit. The loan bears interest at prime plus one half percent and is secured by a general security agreement covering substantially all of the Gen-X Companies' assets. At September 30, 1999, draws of $12,100,000 were committed under this line and, based on a net cash position and available collateral and outstanding import letters of credit commitments, an additional $3,200,000 was available for borrowing. For the three- and nine-month periods ended September 30, 1999, interest expense of discontinued operations included $148,338 and $556,736, respectively, related to this line of credit.

       Notes Payable, Banks also includes a mortgage note secured by land and building in Ontario, Canada of $302,733, of which $24,878 is classified as current. The mortgage note bears interest at the bank's cost of funds plus 2.5% and matures on August 15, 2009. For the three- and nine-month periods ended September 30, 1999, interest expense of discontinued operations included $2,652 and $16,645, respectively, related to this mortgage.

        Notes Payable, Other includes an outstanding loan payable for $1,300,000, of which $400,000 is classified as current. The original loan of $2,000,000 is payable in equal quarterly installments of $100,000, which commenced on March 31, 1998, and bears interest at the prime lending rate. For the three- and nine-month periods ended September 30, 1999, interest expense of discontinued operations included $28,518 and $87,967, respectively, related to this loan.

         Notes payable, other also includes $1,000,000 of promissory notes payable to the former shareholders of Lamar. The notes are payable in five equal annual installments and bear interest at 6% per annum, the first payment of which was made in July 1999. At September 30, 1999, $726,500 remains outstanding related to these notes, of which $270,680 is classified as current. For the three- and nine-month periods ended September 30, 1999, interest expense of discontinued operations included $14,020 and $97,558, respectively, related to these notes. At the time of the acquisition, Lamar also executed a note payable in the principal amount of $553,447, plus $74,954 in accrued interest, for amounts owed to a shareholder. This note, which was assumed by the Company in the acquisition of Lamar, is payable in five equal annual installments and bears interest at 6% per annum. The amount currently outstanding on this note is $502,721, of which $111,933 is classified as current. For the three- and nine-month periods ended September 30, 1999, interest expense of discontinued operations included $8,426 and $27,278, respectively, related to this note.

         Upon closing the acquisition of the Gen-X Companies, the Company executed several subordinated notes payable with the former shareholders of the Gen-X Companies for an aggregate principal amount of $1,999,065 which is payable in four equal consecutive quarterly payments beginning March 31, 1999 or earlier. This amount has been repaid in full as of September 30, 1999. These notes bear interest at 7% until December 31, 1998 and the prime lending rate thereafter. For the nine-month period ended September 30, 1999, interest expense of discontinued operations included $68,257 related to these notes.

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

NOTE 4 - SOFTBANK TRANSACTION

  On June 10, 1999, the Company and SOFTBANK America Inc. ("SOFTBANK") entered into a stock purchase agreement and related agreements for the sale of 6,153,850 shares of the Company's common stock to SOFTBANK at a price of $13.00 per share (the closing price on May 26, 1999, the day prior to the day the Company and SOFTBANK agreed in principle to the transaction) for an aggregate purchase price of $80,000,050. In order to provide capital to the Company until closing, which occurred on July 23, 1999, the Company and SOFTBANK entered into an interim subordinated loan agreement on June 10, 1999

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

pursuant to which SOFTBANK loaned the Company $15,000,000. The note bore interest at 4.98% per annum. At the July 23, 1999 closing, this loan amount was converted into shares of the Company's common stock. Accrued and unpaid interest as of July 23, 1999 of $89,225 was offset against the cash proceeds of the sale at closing. For the three- and nine-month periods ended September 30, 1999, interest expense included $45,650 and $89,225, respectively, related to this interim loan.

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

      At September 30, 1999, the aggregate amount outstanding under this line was $3,699,207. At September 30, 1999, based on available collateral and outstanding import letters of credit commitments, an additional $1,671,828 was available on this line for borrowing. For the three- and nine-month periods ended September 30, 1999, interest expense included $124,583 and $958,841, respectively, related to this line of credit.

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

  Based on its Loan Agreement, the Company is permitted to make continued regular payments of interest on the subordinated debt and to further reduce principal on a quarterly basis, commencing subsequent to the first quarter of 1998, in an amount up to 50% of the cumulative consolidated net income of the Company. During 1998, aggregate principal payments of $250,000 were made. On July 27, 1999, the principal balance of $1,805,841 plus interest accrued to date of $58,987 was repaid in full to the Chairman and Chief Executive Officer, for which a waiver was obtained from the Company's primary lender. For the three- and nine-month periods ended September 30, 1999, interest expense included $11,020 and $82,661, respectively, related to these notes.

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

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Outstanding common stock options and warrants have been excluded from the calculation of diluted earnings (losses) per share because their effect would be antidilutive.

  The amounts used in calculating earnings (losses) per share data are as follows:

                                           FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                 SEPTEMBER 30,                      SEPTEMBER  30,
                                         --------------------------------------------------------------------
                                               1999           1998          1999                  1998
                                         --------------------------------------------------------------------
Loss from continuing operations             $(7,116,645)  $  (875,998)  $(11,100,953)        $(1,768,062)
Income from discontinued operations                  --     3,314,628        526,581           6,544,642
Gain (loss) on disposition of
     discontinued operations                     97,951            --     (5,534,207)                 --
                                         --------------------------------------------------------------------
Net income (loss)                           $(7,018,694)  $ 2,438,630   $(16,085,322)        $ 4,776,580
                                         ====================================================================
Weighted average shares
      outstanding - basic and diluted        16,824,139    11,922,515     12,118,980          11,194,549
                                         ====================================================================
Weighted average common stock
       options and warrants outstanding
       having no dilutive effect              2,183,588       595,504      1,625,188             540,164
                                         ====================================================================

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

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - COMPREHENSIVE INCOME (LOSS)

  Comprehensive income (loss) for the three- and nine-month periods ended September 30, 1999 and 1998 were as follows:

                                           FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                         --------------------------------------------------------------------
                                               1999           1998           1999                  1998
                                         --------------------------------------------------------------------
Net income (loss)                           $(7,018,694)   $2,438,630    $(16,085,322)        $4,776,580
Foreign currency translation adjustment              --       (13,626)         47,431            (11,910)
                                         --------------------------------------------------------------------
Comprehensive income (loss)                 $(7,018,694)   $2,425,004    $(16,037,891)        $4,764,670
                                         ====================================================================

NOTE 9 - BUSINESS SEGMENTS

      As a result of the discontinued operations described in Note 3 to the financial statements, the Company considers itself to have one operating segment which is the development of the internet businesses of several sporting goods retailers.

NOTE 10 - EQUITY TRANSACTIONS

   The Company granted options and warrants to purchase 447,300 and 1,152,782 shares of the Company's common stock to employees and consultants of the Company during the three- and nine-month periods ended September 30, 1999, respectively. The Company also issued warrants to purchase 293,320 shares of the Company's common stock during June 1999 to several retailers in connection with the Company's developing e-Commerce business. The range of exercise prices for all options and warrants granted was from $15.00 to $24.69 for the three-month period ended September 30, 1999 and $0.01 to $24.69 for the nine-month period ended September 30, 1999. Upon granting these options and warrants, the Company recorded stock-based compensation expense of $275,592 and $2,671,856 for the three- and nine-month periods ended September 30, 1999, respectively, primarily as a result of non-employee grants. For the three- and nine-month periods ended September 30,1999, $17,793 and $107,200, respectively, of this stock-based compensation expense was included in the net loss from discontinued operations.

   Options and warrants to purchase 73,804 and 331,037 shares of the Company's common stock were exercised during the three- and nine-month periods ended
September 30, 1999, respectively.   The range of exercise prices was from $3.20
to $13.00 for the three-month period ended September 30, 1999 and $0.01 to $13.20 for the nine-month period ended September 30, 1999. These exercises resulted in cash proceeds to the Company of $93,343 and $1,341,826 for the three- and nine-month periods ended September 30, 1999, respectively.

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

NOTE 11 - RESTATEMENTS

        Subsequent to the issuance of the Company's consolidated financial statements for the three- and nine-month periods ended September 30, 1999, the Company's management determined that the discount applied to the fair value of the Company's common stock issued as consideration for the Gen-X Companies in May 1998 should be decreased from 35% to 10%. As a result, the consolidated financial statements for the three- and nine-month periods ended September 30, 1998 were restated to reflect an additional $2,486,625 of consideration paid for the Gen-X Companies and additional amortization of goodwill of $46,624 for the period from May 12, 1998 through September 30, 1998 (the "1998 Restatement"). As a result of the 1998 Restatement, the consolidated financial statements for the three- and nine-month periods ended September 30, 1999 have been restated from amounts previously reported to reflect the cumulative effect of the 1998 Restatement through December 31, 1998 and additional amortization of goodwill of $-- and $36,263 for the three- and nine-month periods ended September 30, 1999, respectively. The effect of these restatements on management's assessment of the anticipated gain or loss on the ultimate disposition of the Off-Price and Action Sports Division result in the accrual of an additional loss on disposition of discontinued operations of $2,372,655 and a corresponding decrease in net assets of discontinued operations.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Additionally, the Company's management determined that the number of warrants issuable to retailers in June 1999 should be reduced, additional warrants were issuable to a consultant of the Company, the discount applied in the valuation of certain stock-based awards to non-employees should be decreased from 25% to 10% and that certain equity compensation charges previously recorded should be deferred over the future service term of the award. See Note 9 -- Equity Transactions. The net effect of these restatements result in a net decrease to stock-based compensation expense of continuing operations of $813,821 and $160,830 for the three- and nine-month periods ended September 30, 1999.

     A summary of the significant effects of these restatements is as follows:

                                                         AS PREVIOUSLY
                                                           REPORTED       AS RESTATED
                                                       -------------------------------
AT SEPTEMBER 30, 1999:
----------------------
   Additional paid in capital                             $ 98,693,234    $101,019,029
   Retained earnings                                       (13,644,992)    (15,970,787)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999:
-------------------------------------------------------
   Stock-based compensation                               $  1,071,620    $    257,799
   Income on disposition of discontinued operations             97,951          97,951
   Net loss                                                 (7,832,515)     (7,018,694)
   Earnings (losses) per share - basic and diluted:
     Loss from continuing operations                      $       (.47)   $       (.42)
     Loss on disposition of discontinued operations                .01              --
                                                       -------------------------------
     Net loss                                             $       (.46)   $       (.42)
                                                       ===============================

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999:
-------------------------------------------------------
   Stock-based compensation                               $  2,725,486    $  2,564,656
   Income from discontinued operations                         586,101         549,838
   Loss on disposition of discontinued operations           (3,161,552)     (5,534,207)
   Net loss                                                (13,837,234)    (16,085,322)
     Earnings (losses) per share - basic and diluted:
     Loss from continuing operations                      $       (.93)   $       (.92)
     Income from discontinued operations                           .05             .05
     Loss on disposition of discontinued operations               (.26)           (.46)
                                                       -------------------------------
     Net loss                                             $      (1.14)   $      (1.33)
                                                       ===============================

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998:           AS PREVIOUSLY   AS RESTATED
-------------------------------------------------------    REPORTED
                                                       -----------------------------
Income from discontinued operations                      $3,345,711    $3,314,628
Net income                                                2,469,713     2,438,630
Earnings (losses) per share - basic and diluted:
     Loss from continuing operations                     $     (.07)   $     (.07)
     Income from discontinued operations                        .28           .27
                                                       -----------------------------
     Net income                                          $      .21    $      .20
                                                       =============================

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998:
-------------------------------------------------------
Income from discontinued operations                       $6,591,266    $6,544,642
Net income                                                 4,823,204     4,776,580
Earnings (losses) per share - basic and diluted:
     Loss from continuing operations                      $     (.16)   $     (.16)
     Income from discontinued operations                         .59           .59
                                                       ---------------------------
     Net income                                           $      .43    $      .43
                                                       ===========================

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
           FINANCIAL CONDITION

FORWARD LOOKING STATEMENTS

        Certain information contained in this quarterly report on Form 10-Q/A contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder), including without limitation, statements as to the Company's financial condition, results of operations and liquidity and capital resources and statements as to management's beliefs, expectations or options. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors, as and when applicable, are discussed in the Company's filings with the Securities and Exchange Commission, including its most recent Form 10-K/A, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

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

Restatements

        Subsequent to the issuance of the Company's consolidated financial statements for the three- and nine-month periods ended September 30, 1999, the Company's management determined that the discount applied to the fair value of the Company's common stock issued as consideration for the Gen-X Companies in May 1998 should be decreased from 35% to 10%. As a result, the consolidated financial statements for the three- and nine-month periods ended September 30, 1998 were restated to reflect an additional $2,486,625 of consideration paid for the Gen-X Companies and additional amortization of goodwill of $46,624 for the period from May 12, 1998 through September 30, 1998 (the "1998 Restatement"). As a result of the 1998 Restatement, the consolidated financial statements for the three- and nine-month periods ended September 30, 1999 have been restated from amounts previously reported to reflect the cumulative effect of the 1998 Restatement through December 31, 1998 and additional amortization of goodwill of $-- and $36,263 for the three- and nine-month periods ended September 30, 1999, respectively. The effect of these restatements on management's assessment of the anticipated gain or loss on the ultimate disposition of the Off-Price and Action Sports Division result in the accrual of an additional loss on disposition of discontinued operations of $2,372,655 and a corresponding decrease in net assets of discontinued operations.

     Additionally, the Company's management determined that the number of warrants issuable to retailers in June 1999 should be reduced, additional warrants were issuable to a consultant of the Company, the discount applied in the valuation of certain stock-based awards to non-employees should be decreased from 25% to 10% and that certain equity compensation charges previously recorded should be deferred over the future service term of the award. See Note 9 -- Equity Transactions. The net effect of these restatements result in a net decrease to stock-based compensation expense of continuing operations of $813,821 and $160,830 for the three- and nine-month periods ended September 30, 1999. See Note 11 to the financial statements.

RESULTS OF CONTINUING OPERATIONS

The Three- and Nine-Month Periods Ended September 30, 1999 Compared to The Three- and Nine-Month Periods Ended September 30, 1998

     The following table sets forth, for the periods indicated, the results of continuing operations:

                                           THREE MONTHS ENDED                      NINE MONTHS ENDED
                                              SEPTEMBER 30,                          SEPTEMBER 30,
                                     ---------------------------------------------------------------
                                           1999           1998          1999              1998
                                     ---------------------------------------------------------------
Costs and expenses:
General and administrative              $ 1,800,699   $ 1,134,169   $  2,923,252         $ 2,502,532
Equity compensation                         257,799            --      2,564,656                  --
Web-site development                      5,360,956            --      7,979,889                  --
Interest expense (income),  net            (302,809)       57,938       (145,966)            176,349
                                     ---------------------------------------------------------------
    Total costs and expenses              7,116,645     1,192,107     13,321,831           2,678,881
                                     ---------------------------------------------------------------
Loss from continuing operations          (7,116,645)   (1,192,107)   (13,321,831)         (2,678,881)
 before income taxes
Benefit from  income taxes                       --      (316,109)    (2,220,878)           (910,819)
                                     ---------------------------------------------------------------
Loss from continuing operations          (7,116,645)     (875,998)   (11,100,953)         (1,768,062)
Income from discontinued operations              --     3,314,628        549,838           6,544,642
Gain (loss) on disposition of
discontinued operations                      97,951            --     (5,534,207)                 --
                                     ---------------------------------------------------------------

Net income (loss)                       $(7,018,694)  $ 2,438,630   $(16,085,322)        $ 4,776,580
                                     ===============================================================

Costs and Expenses

         Costs and expenses of continuing operations for the three- and nine-month periods ended September 30, 1999 were $7,116,645 and $13,321,831, respectively. Operating expenses from continuing operations consisted of expenditures associated with the production of the Company's initial five e-Commerce web-sites and general and administrative expenses related to the day-to-day development and operating activities of the Company. Costs and expenses of continuing operations also includes charges for equity compensation of $257,799 and $2,564,656 for the three- and nine-month periods ended September 30, 1999, respectively, primarily as a result of non-employee stock option grants.

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

   As of September 30, 1999, the Company had net working capital of $70,668,407, which includes $43,012,442 of net assets of discontinued operations. The Company used $11,154,675 in cash flows from operating activities of continuing operations for the nine months ended September 30, 1999, whereas in the same period of the prior year the Company used $2,255,084 in cash flows from operating activities of continuing operations.

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

   Under its current loan agreement, as subsequently amended (the "Loan Agreement"), the Company has access to a combined credit facility of $40,000,000. The term of the Loan Agreement is five years. The loans have an interest rate choice of prime plus 1/4% or LIBOR (Adjusted Eurodollar Rate) plus two hundred seventy-five basis points. Under this credit facility, both KPR Sports International, Inc. ("KPR") and RYKA may borrow up to the amount of their revolving line based upon 85% of their eligible accounts receivable and 65% of their eligible inventory, as those terms are defined in the Loan Agreement. The Loan Agreement also includes 50% of outstanding import letters of credit as collateral for borrowing.

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

   The Company has made certain commitments with respect to developing the internet businesses of several sporting goods retailers and the execution of a substantial advertising and promotion agreement with Yahoo! Inc. Management expects that the proceeds from the SOFTBANK transactions and the sale of the Branded division and the Off-Price and Action Sports division will result in adequate financing to allow the Company to continue the development of its e-Commerce business and meet its obligations as they mature during the foreseeable future.

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

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1*/(1)/  Employment Agreement dated August 9, 1999 by and between the Registrant and Arthur Miller.

         10.2+/(1)/  Omnibus Services Agreement dated April 1, 1999 by and between the Registrant and Organic, Inc.

         10.3+/(1)/  Amendment No. 1 to the Omnibus Services Agreement
                     dated April 1, 1999 by and between the Registrant and Organic, Inc.

         10.4 /(1)/  Independent Contractor Services Agreement dated
                     June 29, 1999 by and between the Registrant and Foundry, Inc.

         10.5 /(1)/  Addendum No. 1 to the Independent Contractor
                     Services Agreement dated June 29, 1999 by and between the Registrant and Foundry, Inc.

         10.6 /(1)/  Agreement of Sale dated July 27, 1999 by and
                     between the Registrant and IL First Avenue
                     Associates L.P. for acquisition of property at 1075 First Avenue, King of Prussia, PA.

         10.7+/(1)/  Advertising and Promotion Agreement dated October
                     3, 1999 by and between the Registrant and Yahoo!
                     Inc.

         10.8 /(1)/  Transaction Management Services Agreement dated
                     June 10, 1999 by and between the Registrant and Priority Fulfillment Services, Inc.

         10.9 Acquisition Agreement, dated September 24, 1999, as amended, among Global, Gen-X Acquisition (U.S.), Inc., Gen-X Acquisition (Canada) Inc., DMJ Financial, Inc., James J. Salter and Kenneth
                     J. Finkelstein

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

                 /(1)/ Previously filed.

    (b)  REPORTS ON  FORM 8-K

              None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                 GLOBAL SPORTS, INC.



DATE:    March 21, 2000  BY: /s/ Michael G. Rubin
                            ________________________________
                                   Michael G. Rubin
                               Chairman of the Board &
                               Chief Executive Officer


DATE:    March 21, 2000  BY: /s/ Jordan M. Copland
                            ________________________________
                                  Jordan M. Copland
                              Executive Vice President &
                               Chief Financial Officer