Form 10-K
period 2000-01-01
GLOBAL SPORTS INC
filed 2000-03-30
CIK 828750

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

  For the fiscal year ended January 1, 2000 or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from         to        .

                        Commission file number 0-16611

                               ----------------

                              GLOBAL SPORTS, INC.
            (Exact name of registrant as specified in its charter)

               DELAWARE                            04-2958132
     (State or other jurisdiction     (I.R.S. employer identification no.)
   of incorporation of organization)

          1075 FIRST AVENUE, KING OF PRUSSIA, PA 19406 (610) 265-3229
(Address of principal executive offices, including zip code, telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share

                               (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of the close of business on March 17, 2000, was approximately $78,248,960.(/1/) There were 18,550,580 shares of the registrant's Common Stock outstanding as of the close of business on March 17, 2000.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE
 (Specific sections incorporated are identified under applicable items herein)

  Certain information required for Part III of this Form 10-K is incorporated herein by reference to the Proxy Statement for the 2000 Annual Meeting of the Company's shareholders.
--------
(/1/)This equals the number of outstanding shares of the registrant's Common
     Stock reduced by the number of shares that may be deemed beneficially owned by the registrant's officers, directors and sharheolders owning in excess of 10% of the regsitrant's Common Stock, multiplied by the last reported sale price for the registrant's Common Stock on March 17, 2000. This information is provided solely for record keeping purposes of the Securities and Exchange Commission and shall not be construed as an admission that any officer, director or 10% shareholder in the registrant is an affiliate of the registrant or is the beneficial owner of any such shares. Any such inference is hereby disclaimed.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              GLOBAL SPORTS, INC.
                           ANNUAL REPORT ON FORM 10-K
                       FOR THE YEAR ENDED JANUARY 1, 2000

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                     PART I

 ITEM 1:   BUSINESS.....................................................     3
 ITEM 2:   PROPERTIES...................................................    25
 ITEM 3:   LEGAL PROCEEDINGS............................................    25
 ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........    25
 ITEM 4.1: EXECUTIVE OFFICERS OF THE REGISTRANT.........................    25

                                    PART II

 ITEM 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.....................................................    27
 ITEM 6:   SELECTED FINANCIAL DATA......................................    27
 ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS...................................    29
 ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...    33
 ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................    33
 ITEM 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE....................................    33

                                    PART III

 ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........    34
 ITEM 11:  EXECUTIVE COMPENSATION.......................................    34
 ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT..................................................    34
 ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............    34

                                    PART IV

 ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
            8-K.........................................................    35
 SIGNATURES..............................................................   38

                                    PART I

ITEM 1: BUSINESS

Overview

  We develop and operate e-commerce sporting goods businesses for traditional sporting goods retailers, general merchandisers, Internet companies and media companies under exclusive long-term agreements. We enable our partners to capitalize on their existing assets to exploit online opportunities in the sporting goods retailing industry, which is estimated by the National Sporting Goods Association to be $45.8 billion in size. Our scalable business model takes advantage of our proprietary technology and product database, customer service capabilities, fulfillment capabilities, relationships with vendors and centralized inventory management. Based on these capabilities, we can quickly and cost-effectively implement a customized e-commerce sporting goods businesses for a broad range of partners.

  We enable our partners to remain focused on their core businesses and to avoid making substantial investments in e-commerce infrastructure and personnel. Depending on the specific needs of the partner, we can undertake either a complete outsourcing of its online activities or a more customized "back-end" operation. We benefit from the traffic generated by our partners' established brand franchises, extensive advertising, retail traffic and vendor relationships to achieve operational efficiencies, lower customer acquisition costs and economies of scale. We offer our partners the following:

  . design, development and maintenance of customized Web sites under our partners' banner;

  . access to our centralized database of product descriptions and images, as well as performance data from vendors and independent sources;

  . extensive technology that runs, operates and manages all aspects of multiple Web sites;

  . access to a broad assortment of brand-name inventory from over 500 brands encompassing more than 60,000 stock keeping units, referred to as SKUs;

  .  customer service, order processing and fulfillment capabilities; and

  . marketing our partners' Web sites through arrangements with Internet portals such as Yahoo!, as well as incremental online and offline advertising.

  We believe our ability to quickly and cost-effectively add new partners creates advantages for us over other online competitors. These advantages include lower product costs, broader merchandise availability and greater operating efficiencies. In addition, we believe our approach can generate attractive economic returns by operating multiple Web sites for established brands on a common scalable e-commerce infrastructure.

  During our first two months in business, we had net revenues of approximately $5.5 million. We launched our initial six e-commerce sporting goods businesses in November 1999 located at the URLs www.dunhamssports.com, www.mcsports.com, www.sportchalet.com, www.theathletesfoot.com, www.thesportsauthority.com and store.webmd.com. Subsequently we announced agreements with BlueLight.com, the exclusive online partner of Kmart, and Oshman's Sporting Goods and we expect to launch e-commerce sporting goods businesses for them in the second quarter of 2000. According to estimates by Sports Trend, a trade publication, our current partners and their affiliates generated over $5.0 billion in combined annual sporting goods revenues through their traditional retail channels in 1998. The combined sales of our partners in 1998 represented 11.1% of the estimated United States retail sporting goods market.

Industry Background

  Sporting Goods Retail Industry. The retail market for sporting goods products, which includes apparel, footwear, equipment and related products such as table games and sports memorabilia, represents a significant market opportunity. The National Sporting Goods Association estimated this market at $45.8 billion at retail in 1999, representing a compound annual growth rate of 3.5% since 1994. The number of people who actively engaged in sports, fitness and outdoor activities grew 19% from 68.5 million in 1987 to 81.6 million in 1996, according to Sporting Goods Manufacturers Association estimates. We believe the sporting goods industry will continue to benefit from growing participation and interest in sports, fitness and outdoor activities and, as a result, we expect consumer demand to increase over time. In addition, retail gross margins in sporting goods typically exceed 30% and tend to be higher than retail gross margins in many other consumer products categories, such as books, toys, computers and electronics. Finally, the ten largest sporting goods retailers in the United States accounted for 36% of all sporting goods sales in 1998, and no single retailer represented more than 10% of the market, according to Sports Trend estimates. As a result, we believe significant opportunities exist to better fulfill customer and manufacturer needs by centralizing inventory and creating a comprehensive product database from among the thousands of vendors and millions of SKUs in the sporting goods industry.

  We believe that e-commerce will contribute to additional growth in the sporting goods industry. E-commerce revenues are expected to represent approximately 8% of sporting goods sales by 2004, according to Forrester Research estimates. Forrester Research also estimates that online sales of sporting goods reached $165.0 million in 1999 and are projected to exceed $4.2 billion by 2004, a compound annual growth rate of 91%. In addition, we believe that total catalog sales of sporting goods products are sizeable, supporting the notion that customers are willing to purchase sporting goods through direct sales.

  Advantages of Online Retailing. The Internet has emerged as one of the fastest growing communications, information and commerce mediums. International Data Corporation estimates that there were approximately 142 million Internet users worldwide at the end of 1998 and expects this number to grow to approximately 502 million by the end of 2003. Business' and consumers' acceptance of the Internet as a communication, information and commerce platform has created the foundation for significant growth in business-to-consumer and business-to-business commerce. The number of online purchasers is projected to increase from approximately 31 million at the end of 1998 to approximately 183 million by 2003, according to International Data Corporation. Forrester Research estimates that online purchases by United States consumers will grow from approximately $20.3 billion in 1999 to approximately $184.5 billion in 2004.

  The Internet is an attractive marketplace for both online retailers and consumers. Online retailers are able to "display" a larger number and wider variety of products at a lower cost than physical stores and catalogs, which have limitations on inventory, shelf and catalog space. In addition, online retailers do not incur the costs of managing and maintaining a retail store base or the significant printing and mailing costs of catalogs. Online retailers also enjoy significant merchandising flexibility with the ability to easily and frequently adjust their featured selections and editorial content to better respond to consumers' needs. Finally, online retailers can more easily obtain demographic and behavioral data about customers. This increases opportunities for targeted marketing programs and to provide personalized services to their customers.

  The Internet also offers a number of advantages to consumers. Consumers can enjoy the time savings, convenience and flexibility of shopping online 24 hours a day, seven days a week with access to a broader selection of products than is traditionally available in a retail store. In addition, online retailing allows for personalized shopping experiences through the delivery of content, purchasing advice, community and electronic features such as reminder and suggestion services. Consumers also benefit from greater access to product information and heightened attention to customer service.

  Challenges of Online Retailing. We believe traditional sporting goods retailers face significant obstacles to compete successfully in e-commerce. Traditional retailers must develop a separate infrastructure for their Internet operations, including Web design, order processing, fulfillment, customer service and a descriptive product database. Traditional retailers must also make significant capital investments to develop in-house technology systems as well as to attract and retain personnel to support an online business. Given the smaller size of the leading sporting goods retailers relative to leading retailers in other consumer goods categories, it is particularly difficult for sporting goods retailers to generate levels of e-commerce sales that justify building a separate infrastructure. Furthermore, we believe very few viable outsourcing options exist for sporting goods retailers to build their online business.

  Online sporting goods retailers confront obstacles to establish cost-efficient operations in the sporting goods business. Due to the lack of master distributors and the multitude of independent vendors in the sporting goods industry, online retailers face the challenge of establishing and maintaining relationships with hundreds of vendors. This makes it difficult for them to access a broad selection of branded sporting goods products. In addition, we believe that it is costly for single-brand online retailers to own inventory and build sophisticated fulfillment infrastructure while simultaneously spending to build their brand and drive traffic. Because most online retailers rely on a single brand, they find it more difficult to establish multiple partnerships with traditional retailers. Online retailers tend to make large investments to build and maintain their brand awareness, resulting in high customer acquisition costs. In addition, online retailers have a disadvantage to traditional retailers in that they do not offer in-store returns and exchanges and can not satisfy customers' desire to touch and feel products, such as athletic footwear and sporting apparel. Also, it is difficult for online retailers to support the cost of aggregating and maintaining comprehensive inventory in each category. This difficulty arises because sporting goods products come in an extensive array of shapes, sizes and weights, ranging from small fishing lures to bulky motorized treadmills.

The Global Sports Solution

  We believe our business model allows us to provide a comprehensive solution to many of the challenges facing traditional and online sporting goods retailers. Our platform allows us to rapidly develop and operate customized e-commerce sporting goods businesses with characteristics appropriate for each of our partners. Our solution enables our partners to remain focused on their core businesses and to avoid making substantial investments in e-commerce infrastructure and personnel. In addition, we believe we can generate attractive economic returns by operating multiple Web sites on a common scalable e-commerce infrastructure. We derive further economic benefit by operating under the established brands of our partners. The following are key features of our solution:

  Rapid Deployment of a Comprehensive E-Commerce Business. We can quickly develop and implement all aspects of an e-commerce sporting goods business. These aspects include Web site design, buying and merchandising, order processing, fulfillment and customer service. We customize the design of a partner's Web site with a broad range of characteristics that include a differentiated user interface, partner-specific content pages, an extensive electronic catalog of product descriptions and images, a searchable database and interactive communication tools. Our solution allows the partner to avoid the lengthy start-up, the complex integration effort and the substantial fixed cost required to build and operate an e-commerce business.

  Creation of Distinct Online Identities Under Existing Brand Names. We enable our partners to establish distinct e-commerce businesses. We believe this contributes to the development of their independent online brand, reinforces their existing brand identity and reduces cannibalization from other online competitors. In addition, we seek to increase the value of their entire business by establishing an online image and a shopping experience that is commensurate with their brand.

  Increased Return on Investment Opportunity. We operate multiple e-commerce sporting goods businesses on a common infrastructure. This allows us to capitalize on our core computer technology, which we refer to as The Common Engine(TM), and centralized inventory, product database, order processing, fulfillment and customer service. Because we focus exclusively on sporting goods e-commerce, we can derive economies of scale and add additional partners with minimal incremental spending. In addition, we aggregate demand from all of our partners' Web sites and fulfill all customer orders from a common inventory pool. Although we customize part of the product assortment on each Web site we operate, a large quantity of SKUs is common among multiple Web sites. By centralizing inventory management across multiple partner Web sites, we are able to increase the frequency of inventory turns, thus reducing obsolescence risk and financing costs.

  Positive and Convenient Shopping Experience. We offer a compelling online shopping experience by providing a broad selection of merchandise, easy to use Web sites, competitive prices, value added content and strong customer service. We believe our 24 hours a day, seven days a week in-house customer service and high order accuracy promotes strong brand loyalty for our partners. In addition, we believe our ability to respond to customer inquiries by e-mail, telephone and online chat to provide detailed product information makes the shopping experience easy and enjoyable and drives repeat purchases. The customer's online shopping experience is further enhanced by the option to return goods purchased online to most of our partners' respective retail stores.

  Efficient Customer Acquisition. We benefit from the brand assets and substantial marketing budgets of our partners to reduce our customer acquisition costs. Our partners' existing marketing budgets allow us to generate exposure and drive traffic to the Web sites without expensive incremental investment in customer acquisition. For example, each partner is contractually obligated to include its Web site address, referred to as a URL, in its marketing and communication materials. In addition, during fiscal 1999, our current traditional sporting goods retail partners, Dunham's Sports, MC Sports, Oshman's Sporting Goods, Sport Chalet, The Athletes Foot and The Sports Authority, spent on a combined basis in excess of $100.0 million on marketing. This included television, radio, print and outdoor advertising, point of purchase displays, cash register receipts, shopping bags, employee uniforms and promotional events designed to attract and retain customers. Finally, our retail partners have valuable, established brand franchises and existing customer bases. We believe this provides us with a competitive advantage because our retail partners have a heritage and reputation that lends a degree of comfort to the customer. By having an established history of purchasing from our partners' retail stores, we believe a customer will be more inclined to purchase from their online stores.

  Benefit from Relationships with Vendors. Our partners maintain long-standing relationships with sporting goods vendors. We also maintain strong relationships with these vendors. Therefore, unlike many entrants to the online sporting goods marketplace, we are able to obtain direct access to most major brands. We believe this provides us with one of the most extensive, authorized selections of sporting goods brands and products available on the Internet today. In addition, we benefit from the buying experience of our partners, which further reduces our costs and improves our margins.

Growth Strategy

  Our objective is to generate attractive economic returns by capitalizing on our unique business model to become the leading e-commerce company in the sporting goods category. The key elements of our growth strategy are as follows:

  Expand Our Partner Base. We intend to increase our market share by adding new partners with strong brand franchises who are seeking to enter the e-commerce sporting goods business. New partners could include companies with major brand names in specialty and full-line retail, consumer products, Internet and media. For example, in January 2000 we announced a new alliance with Oshman's Sporting Goods and in March 2000, we announced a new alliance with BlueLight.com. We expect to launch these e-commerce sporting goods businesses during the second quarter of fiscal 2000.

  Promote Our Online Brands. We intend to build awareness and drive traffic to our e-commerce sporting goods businesses by capitalizing on the brand assets, large marketing budgets and retail traffic of our partners. Each of our partners prominently features and promotes its URL in its marketing and communications materials. We have initiated programs with our traditional retail partners to provide incentives, such as coupons, to in-store customers to shop online. We also plan to continue to selectively use a variety of online and offline marketing strategies to reach our customers, including direct marketing, co-branding, co-op advertising, public relations, affiliate programs, portal relationships, traditional print and broadcast media advertising. In addition, we intend to test in-store computer kiosks with direct links to some of our traditional retail partners' online sporting goods businesses to provide customers with access to inventory not available in the retail stores.

  Increase Repeat Purchases. We intend to build customer loyalty and drive repeat purchases by implementing the following strategies:

  .  continually enhancing our level of customer service;

  .  expanding our customer and product databases;

  .  offering new products and product categories;

  .  implementing direct marketing techniques to target customers; and

  . increasing the level of personalization on our partners' online sporting goods businesses.

We believe these initiatives will drive repeat purchases as consumers become increasingly satisfied with their online shopping experiences.

  Enhance the Online Shopping Experience. We plan to continually enhance and expand our online stores to address the evolving needs of our customers. We plan to invest in technology to maximize the flexibility and speed to market of our Web site enhancements. We intend to improve the presentation of our product offerings by taking advantage of the unique characteristics of the Internet as a retail medium. Specifically, we plan to develop features that improve the functionality, speed, navigation and ease of use of our partners' Web sites. Another key factor in enhancing the online shopping experience will be to continue building and expanding upon our fulfillment and order processing capabilities.

  Capitalize on International Market Opportunities. We plan to explore offering our e-commerce solution in international markets to address the global demand to purchase sporting goods products online. We believe our business model is well suited for penetration of these markets by partnering with well-established local companies.

  Pursue Growth by Acquisitions. From time to time we assess strategic investments and acquisitions that are aligned with our goal of increasing our partner and customer base and expanding our product offerings.

Global Sports' Operations

Web Site Design, Implementation, and Maintenance

  We design most of our partners' Web sites. We have dedicated in-house personnel that are responsible for Web site design, management, maintenance, creative and content modifications. We implement all changes to current Web sites and oversee the creation of new front-end Web sites for most new partners, ensuring that the look and feel of their Web sites meet all parties' satisfaction. We also generate content for each of our partners' Web sites, including product images, product descriptions, buying guides, sport-specific information, as well as related sports and informational content. For example, we have produced buying guides which will help customers with their merchandise selection and to provide information about selected sports. These guides provide customers with helpful information in selecting various pieces of sports equipment and provide tips on sports play. In addition, we have an in-house photography studio and generate approximately 70% of our photographic images. We receive the remainder of our photographic images from our vendors.

  Technology. The three major elements of our Web sites' technology are The Common Engine(TM), the front-end and the data center.

  The Common Engine(TM). We have created a core computer technology system, The Common Engine(TM), that operates and manages all of the applications and functionality across all of our partners' Web sites. This system allows us to add new front-end Web sites with minimal incremental costs. The Common Engine(TM) is a template that is used to create and personalize each Web site to fit the brand equity and identity of the individual partners. We update The Common Engine(TM) continually to improve our partners' Web sites and enrich the overall customer experience.

  The Front-End. The front-end represents the overall look and feel of our partners' Web sites. The front-end is the interface with the customer and includes logo placement, graphic design, color palette, navigation and links. We use the front-end to communicate special promotions, content feature and product collections as well as the unique merchandising strategy of each of our partners.

  The Data Center. The data center is our database management system that controls all of the information housed within our partners' Web sites, including all product images and descriptions, customer log-in data, customer profiles, verification requirements, brand information and tax and shipping data. Our database management system was created utilizing Oracle Technologies and runs on Sun Microsystems hardware. A third-party provider hosts our data center. System security is managed both by internal staff as well as by security staff at our third-party host.

  Additional Technology Information. Our technology infrastructure is supported by a fully-integrated back-up system. We believe this ensures our operations can move forward seamlessly in the event of computer malfunctions. In addition, we continuously strive to improve our partners' Web sites by conducting functional testing.

 Buying, Vendor Relationships and Merchandising

  Buying. We offer a broad assortment of brands and items on each of our partners' Web sites. We currently offer customers over 500 brands and more than 60,000 SKUs across our partners' Web sites and continue to add additional brands and SKUs. We have dedicated buyers for the following merchandise categories: footwear, licensed/team products, men's branded apparel, women's and children's branded apparel, accessories, exercise, indoor recreation, outdoor recreation, golf, racquet sports and team sports.

  We capitalize on our partners' merchandising experience to offer a wide brand and product assortment for our customers. When deciding which brands and merchandise to carry, we first review what our partners are offering in their retail stores and determine what items we believe will be successful on our partners' Web sites. We can offer a wider variety of merchandise on our Web sites than might be found in one of their retail stores because we are not hindered by space availability, although not all of our partners' Web sites carry the same product and brand assortment. After consulting a partner on their buying strategy, we then work to enhance product selection. We expand product lines, provide brand extensions and look to add significant value to the product selection currently offered in our partners' stores. These types of extensions might include a broader diversity of sizes and styles and a larger range of price points.

  Vendor Relationships. We believe we have solid relationships with our vendors, and we are working to continuously add new vendors and brands. Our buyers work with merchandisers to streamline the strategies for product offerings, merchandise locations within the Web sites and promotional activities of our partners.

  Merchandising. Our merchandising strategy allows us to offer a highly customized and flexible product mix. We work with our partners to ensure that our product offerings are consistent with any upcoming in-store promotions or advertising specials. We make changes to the home pages and lead category pages of our partners' Web sites frequently to reflect seasonal or promotional trends and to keep their Web sites fresh.

 Pricing

  We establish the prices for all products offered on our partners' Web sites. We strategically price these products to be consistent with the prices in our partners' retail stores. Accordingly, we maintain different pricing structures for products across each of our partners' Web sites. We use our proprietary technology to implement these pricing structures and to make daily updates to our prices, including markdowns and sales.

 Marketing

  Web Site Integration. We work with each of our partners to make certain that URL and Web site integration are a mainstay of their marketing and advertising campaigns. Our retail sporting goods partners spend more than $100.0 million per year to build and promote their brands, and BlueLight.com's exclusive retail partner, Kmart, dedicates a meaningful portion of space within its 72 million weekly advertising circulars to promote its sporting goods business. Each of our partners is contractually obligated to incorporate its URL into every type of advertising, marketing, promotion and communication vehicles it creates. These marketing vehicles not only incorporate the URL into the copy or design, but the message also educates people about these e-commerce sporting goods businesses and drives traffic to these Web sites. We believe our partners embrace this strategy because they realize the value in alerting their customers to an additional distribution channel within their brand.

  Online Marketing Relationships. In 1999, we signed a marketing agreement with Yahoo!, a leading global Internet company, in which our partners' Web sites are featured throughout the Yahoo! Shopping service and other areas of the Yahoo! Network. We also formed a marketing relationship with PeoplePC, in which our partners' Web sites will be featured to PeoplePC members throughout PeoplePC's multiple channels of outreach. We have a marketing relationship with Rodale, the publisher of well-known publications such as Men's Health, Prevention, New Woman, and Runner's World, which provides users of our partners' Web sites with access to sports and fitness content and information from Rodale's range of sports and fitness book titles. We are dedicated to managing, strengthening and improving our customer relationships. We have implemented personalized customer e-mail campaigns, which inform customers about upcoming specials, promotions, new brands, or merchandise in which they might be interested.

  Offline Marketing Opportunities. We periodically produce advertising or marketing materials to communicate a special event or promotion occurring on one of our partners' Web sites. We produce these materials to augment our partners' own advertising campaigns.

  Affiliate Network. We have agreements with many outside Web sites, referred to as affiliates, which enable them to link to one of our partners' Web sites. When a visitor clicks through an affiliate to one of our partners' Web sites, and the visit generates a sale, then the affiliate is compensated with a portion of the sale proceeds. We have implemented a sliding scale for revenue payments to affiliates depending on the volume of sales generated from the link.

 Order Processing and Fulfillment

  Order Processing. We use Priority Fulfillment Services, referred to as PFS, as our third-party order processing vendor. We use JDA software for our internal order processing technology vendor. During fiscal 2000, we plan to assume the responsibility of all order processing, returns processing, claims processing and crediting of customers. Order processing activities include electronically capturing the order, processing the payment method, determining the shipping costs, adding any applicable sales tax, facilitating any coupon or promotional discounts and printing a pick ticket. The pick ticket includes the name of the partner from whom the order was received, a packing slip, return labels and detailed order list.

  Fulfillment. We currently use PFS as our third-party fulfillment vendor. During fiscal 2000, we plan to assume responsibility for the fulfillment for all large and oversized items, referred to as Less than Truckload or LTL, sold on our partners' Web sites. These large items will be fulfilled by us within a 90,000 square foot facility to be leased in Memphis, Tennessee. PFS will continue to manage the fulfillment of non-LTL items.

  We have our own dedicated warehouse and fulfillment space within PFS' facilities. The portion of PFS' facility that we use is completely separated and segregated from all other PFS customers and/or operations. We use approximately 200,000 square feet of PFS' facilities in Memphis, Tennessee for fulfillment of non-LTL items for the forseeable future.

  After a pick ticket is generated, it either will be forwarded to PFS for fulfillment, in the case of non-LTL items, or will be forwarded to our fulfillment center in Memphis, in the case of LTL items. Fulfillment will be handled in the same way, whether it is managed by us or by PFS. After the pick ticket is reviewed, the ordered items are gathered, the accuracy of items are verified and the items, appropriate receipts and return labels are packed, sealed and shipped. After an item has been ordered by a customer, PFS electronically notifies us when the order has been received, packed and shipped. Our computer system then automatically sends an e-mail to that customer informing them that their merchandise is on its way

  We also provide value-added fulfillment services, such as at-home assembly of LTL items and racquet stringing. At-home assembly for LTL items can be purchased for an additional charge on some of our partners' Web sites. These Web sites automatically offer the customer the opportunity to purchase at-home assembly at the time of sale. If a customer purchases at-home assembly of an item, information about coordinating their at-home assembly is included in the package during the fulfillment phase. The customer can then call Huffy Corporation, our assembly provider, to coordinate and schedule the at-home assembly of their product.

  Distribution. We currently use UPS as our shipping carrier for non-LTL items and use Associated Global for our LTL distribution. We ship virtually all of the orders received on our partners' Web sites within one business day.

  Returns. We accept returns through our partners' respective stores and through mailing or delivery services. All of our retail partners, except Dunham's Sports, accept in-store returns of items purchased on their Web site. If a customer returns an item to a retail store, the store will offer the customer a credit or exchange. If it is an item that the particular store location carries, then the store will reshelve the item. If the specific retail location does not carry that item, the store will return the item to us to reshelve. If a customer returns an item directly to us, we provide the customer with either a credit or exchange from our partners' Web site and then reshelve the item.

  In the case of BlueLight.com, where we only manage their sporting goods product database and facilitate merchandise procurement and fulfillment, BlueLight.com will process the orders, generate the pick tickets and forward them to us for fulfillment. We will then either fulfill the order or forward it to PFS as appropriate. BlueLight.com has agreed to use commercially reasonable efforts to have Kmart accept in-store returns for merchandise purchased on BlueLight.com. Any returns made to a Kmart store will be forwarded to BlueLight.com's return processing center, from which BlueLight.com will coordinate regular shipments of products back to us to be reshelved.

 Customer Service

  General. We are committed to providing the highest level of customer service. We believe that superior customer service is critical to retaining long-term and repeat customers. We offer 24 hours a day, seven days a week live customer service for all of our partners, except BlueLight.com, who will manage their own customer service functions. However, we will be assisting BlueLight.com's representatives with problem-solving and product-oriented issues. We currently have significant excess capacity in our call center. We expect to increase our customer service staff as we increase both the number of our partners and our overall volume. We programmed our computer systems to automatically identify from which partner the customer needs information or service. Our customer service facility is located within our headquarters.

  Category Experts and Service Experts. In our effort to provide customers with the most thorough and accurate information possible, we have both category experts and service experts on staff within the customer service department. Category experts have a particular interest in and detailed knowledge of particular sports or products. These professionals are able to answer detailed questions about various sports and products to help customers select the best equipment or merchandise for them. Service experts are trained and experienced in working with a variety of complex customer service issues.

  E-Mail, Telephone or Online Chat. Customers can obtain assistance through e-mail, telephone or online chat. Our online chat capabilities are called LiveRep. We utilize eGain's application process for our LiveRep solution. During LiveRep sessions, customer service representatives can answer simple merchandise questions or help a person navigate the site page-by-page in more complex situations. We aim to answer all customer e-mails within 24 hours, and are often able to respond within a shorter period of time.

Company Overview

 Description of Agreements with our Partners

  According to Sports Trend, the combined retail sporting goods sales of our partners and their affiliates was $5.1 billion in 1998, accounting for 11.1% of the estimated United States retail sporting goods market. In 1999, our partners and their affiliates had in the aggregate approximately 3,300 stores covering all 50 states. We estimate that Dunham's Sports, MC Sports, Oshman's Sporting Goods, Sport Chalet, The Athlete's Foot and The Sports Authority invested in excess of $100.0 million in marketing their retail stores to consumers in 1999. In addition, a majority of the approximately 72 million weekly newspaper circulars distributed in 1999 by BlueLight.com's retail partner, Kmart, featured sporting goods products.

  We currently have three different structures for our agreements:

  . Exclusive Licensing Agreements. These agreements give us the exclusive right to operate a partner's e-commerce sporting goods business. We record all revenues generated on our partners' Web sites and pay a percentage of those revenues to the partners in exchange for the e-commerce rights to their brand names and in-store promotions of the e-commerce sporting goods businesses in the partners' retail stores.

  . Subsidiary and Exclusive License Agreement. We have formed a subsidiary, The SportsAuthority.com, Inc., which is 80.1% owned by us and 19.9% owned by The Sports Authority. The Sports Authority's ownership position in the subsidiary could increase to 49.9% over time, depending upon the achievement of financial and sales goals or the exercise of options set forth in the agreement. The SportsAuthority.com has the exclusive right to operate The Sports Authority's e-commerce sporting goods business. We pay a nominal royalty to The Sports Authority based on a percentage of sales generated by the subsidiary.

  . Long-Term Distribution Agreement. We entered into an agreement with BlueLight.com. whereby we will provide a product information database to BlueLight.com that it will use to merchandise the sporting goods department of its flagship Web site. BlueLight.com will process orders for sporting goods on its Web site and deliver the orders to us electronically. We will then sell the products to BlueLight.com at a predetermined discount to their selling price and pick, pack and ship the products to consumers on behalf of BlueLight.com. BlueLight.com will perform all its own customer service.

The following table summarizes the different agreements we have with each of our partners.

        Partner                     URL                   Nature of Agreement            Date Operational
-----------------------  -------------------------- -------------------------------- -------------------------
BlueLight.com            www.bluelight.com          long-term distribution agreement Expected to launch in the second quarter of 2000
Dunham's Sports          www.dunhamssports.com      exclusive licensing agreement    November 1999
Healtheon/WebMD          store.webmd.com            exclusive licensing agreement    November 1999
MC Sports                www.mcsports.com           exclusive licensing agreement    November 1999
Oshman's Sporting Goods  www.oshmans.com            exclusive licensing agreement    Expected to launch in the
                                                                                     second quarter of 2000
Sport Chalet             www.sportchalet.com        exclusive licensing agreement    November 1999
The Athlete's Foot       www.theathletesfoot.com    exclusive licensing agreement    November 1999
The Sports Authority     www.thesportsauthority.com majority-owned subsidiary and    November 1999
                                                    exclusive licensing agreement

  Our typical agreement gives us the long-term exclusive rights to a partner's e-commerce sporting goods business and the commitment from the partner to promote its Web site. In exchange, we commit to develop and operate a unique and customized Web site for the partner and pay to the partner a percentage of all net sales generated on the Web site. Our various agreements last for five to 15 years.

  BlueLight.com. The sporting goods inventory on the BlueLight.com sporting goods department will consist of items provided by us, enhanced by a range of current Kmart product offerings. As Kmart's exclusive e-commerce partner, BlueLight.com is uniquely positioned to capture a large portion of their customers that shop online. BlueLight.com's retail partner, Kmart, is the third largest retailer of sporting goods in the United States, with estimated annual sporting goods sales in excess of $2.0 billion according to Sports Trend. BlueLight.com will capitalize on its relationship with Kmart to drive customers to its e-commerce shopping portal. We believe that the nationwide retailer's powerful brand, supported by more than $36.0 billion in annual sales, will be utilized to actively promote BlueLight.com throughout its more than 2,100 retail stores and through its 72 million weekly advertising circulars.

  Dunham's Sports. Dunham's Sports operates 107 full-line sporting goods stores, located in strip shopping centers, in 11 states, with a focus on the Mid-Atlantic and Great Lakes regions of the country. Its 1998 sales were estimated by Sports Trend to be $225.0 million. Dunham's Sports positioning is, "The big names bring you in, the low prices bring you back."

  Healtheon/WebMD. We have agreed with The Sports Authority and Healtheon/WebMD to create and operate a sports, medicine and fitness e-commerce sporting goods business. Healtheon/WebMD has committed extensive promotional resources to drive traffic to the Web site, including taking advantage of its strategic relationships with MSN, Lycos, Excite, Readers' Digest and CNN. Through TheSportsAuthority.com, we record 100% of the revenue from the transactions on the Healtheon/WebMD health and fitness e-commerce store, and Healtheon/WebMD receives a percentage revenue share payment on all product sales. Healtheon/WebMD is the first end-to-end Internet healthcare company connecting physicians and consumers to the entire healthcare industry. Healtheon/WebMD was formed in November 1999 as a result of the merger of Healtheon Corporation, WebMD, Inc., MEDE America and Medcast.

  MC Sports. MC Sports operates 66 full-line sporting goods stores located in shopping malls and strip shopping centers in six states, primarily in the Midwest and Great Lakes areas. Its 1998 sales were estimated by Sports Trend to be $235.0 million. MC Sports is heavily involved in its local communities and is positioned as a "hometown," caring retailer.

  Oshman's Sporting Goods. Oshman's operates 42 super stores and 16 traditional stores located in strip shopping centers and enclosed malls in 15 states, with concentration in the Southwest and Northwest United States. Its 1999 sales were $306.0 million. Oshman's utilizes an oval racetrack store theme, featuring concept shops and demo areas where customers can try merchandise prior to purchasing.

  Sport Chalet. Sport Chalet operates 21 big box full-line sporting goods stores located in shopping malls and strip shopping centers in Southern California. Its 1998 sales were $155.0 million. Sport Chalet positions itself as a leading sporting goods retailer in Southern California providing outstanding customer service and the best brands available.

  The Athlete's Foot. The Athlete's Foot operates 750 specialty athletic footwear stores located in shopping malls and strip shopping centers, in 40 countries around the world. Its 1998 sales were estimated by Sports Trend to be $700.0 million. The Athlete's Foot positions itself as the world's definitive athletic and leisure footwear retailer.

  The Sports Authority. The Sports Authority operates 196 stores located in strip shopping centers and urban street locations in 32 states, most of which are big box stores. Its 1999 sales were $1.5 billion. The Sports Authority positions itself as "The Authority" on sporting goods with a large assortment of merchandise encompassing a wide range of both team and individual sports.

Competition

  The online market is new, rapidly evolving and intensely competitive. Our primary competitors are currently:

  . online e-commerce sporting goods retailers such as Chipshot.com, Fogdog.com and Gear.com;

  . general merchandise e-commerce companies such as Mercata.com, Onsale.com and uBid.com;

  . full-line electronic retailers that are associated with full-line sporting goods stores such as Shopsports.com, associated with Copeland's, Dsports.com, associated with Dick's Sporting Goods, and MVP.com, associated with Galyans;

  . e-commerce businesses of specialty sporting goods retailers and catalogs such as Footaction.com, Footlocker.com and REI.com;

  . e-commerce businesses of traditional general merchandise retailers such as Target.com and Wal-Mart.com; and

  . e-commerce businesses of sporting goods manufacturers such as adidas.com and Nike.com.

  In addition, we compete with companies that can provide part of our solutions to companies that wish to establish e-commerce sporting goods business, including:

  .  Web site developers, such as Sapient, Scient and Viant; and

  . third-party fulfillment and customer service providers, such as Fingerhut, Keystone Internet Services and ClientLogic.

  Finally, we compete with traditional channels of distribution for sporting goods, including full-line sporting goods retailers, specialty sporting goods retailers, general merchandise retailers, catalogs and manufacturers' direct stores.

  We believe that we compete primarily on the basis of the following:

  .  recognition of and trust in our partners' brands;

  . the broad selection of merchandise that we offer on our partners' Web sites;

  .  convenience of the shopping experience;

  .  ability to return products to our partners' respective retail stores;

  .  price; and

  .  the amount of product information provided to customers.

Government Regulation

  We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to retailing or e-commerce. However, as the Internet becomes increasingly popular, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of e-commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties and has adopted regulations restricting the collection and use of information from minors online. We do not currently provide individual personal information regarding our users to third parties other than our partners and we currently do not identify registered users by age. However, the adoption of additional privacy or consumer protection laws could create uncertainty in Web usage and reduce the demand for our products and services or require us to redesign our partners' Web sites.

  We are not certain how our business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity, qualification to do business and export or import matters. The vast majority of these laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address these issues could create uncertainty in the Internet marketplace. This uncertainty could reduce demand for our services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

  In addition, because our services are available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each state or foreign country. Our failure to qualify in a jurisdiction where we are required to do so could subject us to taxes and penalties. It could also hamper our ability to enforce contracts in these jurisdictions. The application of laws or regulations from jurisdictions whose laws do not currently apply to our business could have a material adverse effect on our business, results of operations and financial condition.

Employees

  As of March 20, 2000, we employed 184 full-time employees in our e-commerce business. Our employees are based primarily at our headquarters in King of Prussia, Pennsylvania.

Discontinued Operations

  Prior to our decision to focus exclusively on our e-commerce business, we operated two sporting goods businesses, our Branded Division and our Off-Price and Action Sports Division. We sold our Branded Division on December 29, 1999. We have an agreement to sell our Off-Price and Action Sports Division, which we expect will be completed in the second quarter of fiscal 2000.

  Through our Off-Price and Action Sports Division, we purchased manufacturers' closeout merchandise, overstocks and canceled orders, as well as excess inventories from manufacturers and retailers, for resale to retailers principally in the United States and Canada. We resold this merchandise to sporting goods stores, off-price specialty stores, department stores, footwear stores and independent retailers. The merchandise that we purchased and distributed included a wide variety of athletic, outdoor, casual and specialty footwear, athletic apparel, ski and snowboard equipment, in-line skates, skateboards and sunglasses. We also designed and distributed snowboards, skateboards and related merchandise for selected retailers.

  Through our Branded Division, we designed, marketed and distributed athletic and outdoor footwear products under the RYKA brand and the Yukon brand. RYKA is a high performance athletic footwear brand designed exclusively for women. Yukon is a performance outdoor and rugged casual footwear brand designed for men, women and children.

  We operated our historical business from a 75,000 square-foot office and warehouse facility in King of Prussia, Pennsylvania that we leased from Michael G. Rubin, our Chairman and Chief Executive Officer. In addition, we own a 12,000 square-foot facility in North York, Ontario that we used primarily for our Off-Price and Action Sports Division. This facility is being sold as part of the sale of our Off-Price and Action Sports Division. We also used third-party public warehouses in California and Ontario, Canada for our Branded Division.

  As of March 20, 2000, we employed 55 full-time employees in our Off-Price and Action Sports Division.

Risk Factors

  Any investment in shares of our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Annual Report on Form 10-K. If any of the following risks occur, our business could be materially harmed. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Many factors, including those described below, may cause actual results to differ materially from anticipated results.

 Risks Particular to Our Business

  Our future success cannot be predicted based upon our limited e-commerce operating history.

  Although we commenced operations in 1987, we did not initiate our e-commerce business until the first quarter of 1999 and did not begin operating the e-commerce sporting goods businesses of our partners until the fourth quarter of 1999. Prior to the fourth quarter of 1999, when we launched the e-commerce sporting goods business we operate for our partners, 100% of our revenues had been generated by our discontinued operations. Upon completion of the sale of discontinued operations, 100% of our revenues will be generated through our e-commerce business. Based on our limited experience with our e-commerce business, it is difficult to predict whether we will be successful. Thus, our chances of financial and operational success should be evaluated in light of the risks, uncertainties, expenses, delays and difficulties associated with operating a business in a relatively new and unproven market, many of which may be beyond our control. Our failure to address these issues could have a material adverse effect on our business, results of operations and financial condition.

  We expect significant increases in our operating expenses and continuing losses.

  We incurred substantial losses for fiscal 1999 and, as of January 1, 2000 we had an accumulated deficit of $43.1 million. We have not achieved profitability from our continuing operations. We may not obtain enough customer traffic or a high enough volume of purchases from our partners' e-commerce sporting goods businesses to generate sufficient revenues to achieve profitability. We believe that we will continue to incur operating and net losses for the next few years. We believe that our losses in fiscal 2000 will be significantly greater than our losses in fiscal 1999. There can be no assurances that we will be able to reverse these accelerating losses. We intend to increase our operating expenses substantially as we:

  . enhance and expand our third-party distribution and order fulfillment capabilities or develop our own;

  . improve our order processing systems and capabilities by transitioning order processing from our current third-party provider to in-house;

  . develop enhanced technologies and features to improve our partners' e-commerce sporting goods businesses;

  . expand our customer service capabilities to better serve our customers' needs;

  . increase our general and administrative functions to support our growing operations; and

  .  increase our sales and marketing activities.

  Because we will incur many of these expenses before we receive any revenues from our efforts, our losses will be greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate, which would further increase our losses. Also, the timing of these expenses may contribute to fluctuations in our quarterly operating results.

  Our success is tied to the success of the sporting goods industry and our partners for which we operate e-commerce sporting goods businesses.

  Our future success is substantially dependent upon the success of the sporting goods industry and our partners for which we operate e-commerce sporting goods businesses. From time to time, the sporting goods industry has experienced downturns. Any downturn in the sporting goods industry could adversely affect our business. In addition, if our partners were to have financial difficulties or seek protection from their creditors, or if we are unable to replace our partners or obtain new partners, it could adversely affect our business, financial condition and results of operations.

  We enter into long-term contracts with our partners. If we do not maintain good working relationships with our partners or perform as required under these agreements it could adversely affect our business.

  We enter into contracts with our partners with terms ranging from five to 15 years. These agreements establish new and complex relationships between our partners and us. We spend a significant amount of time and effort to maintain our relationships with our partners and address the issues that from time to time may arise from these new and complex relationships. If we do not maintain a good working relationship with our partners or perform as required under these agreements, our partners could seek to terminate the agreements prior to the end of the term or they could decide not to renew the contracts at the end of the term. This could adversely affect our business, financial condition and results of operations. Moreover, our partners could decide not to renew these contracts for reasons not related to our performance.

  Although we refer to the traditional sporting goods retailers, general merchandisers, Internet companies and media companies for which we develop and operate e-commerce sporting goods businesses as our "partners," we do not act as an agent or legal representative for any of our partners. We do not have the power or authority to legally bind any of our partners. Similarly, our partners do not have the power or authority to legally bind us. In addition, we do not have the types of liabilities for our partners that a general partner of a partnership would have. Our current partners include The Athlete's Foot, BlueLight.com, Dunham's Sports, Healtheon/WebMD, MC Sports, Oshman's Sporting Goods, Sport Chalet and The Sports Authority.

  Our operating results are difficult to predict. If we fail to meet the expectations of public market analysts and investors, the market price of our common stock may decline significantly.

  Our annual and quarterly operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Because our operating results may be volatile and difficult to predict, quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance. In some future quarter our operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock may decline significantly.

  Factors that may harm our business or cause our operating results to fluctuate include the following:

  .  our inability to retain existing partners or to obtain new partners;

  . our inability to obtain new customers at a reasonable cost, retain existing customers or encourage repeat purchases;

  . decreases in the number of visitors to the e-commerce sporting goods businesses operated by us or the inability to convert these visitors into customers;

  . our failure to offer an appealing mix of sporting goods, apparel, footwear and other products;

  . our inability to adequately maintain, upgrade and develop our partners' Web sites, the systems used to process customers' orders and payments or our computer network;

  . the ability of our competitors to offer new or superior e-commerce sporting goods businesses, services or products;

  .  price competition that results in lower profit margins or losses;

  . our inability to obtain specific products and brands or unwillingness of vendors to sell their products to us;

  . unanticipated fluctuations in the amount of consumer spending on sporting goods and related products, which tend to be discretionary spending items;

  .  increases in the cost of Internet or other advertising;

  . increases in the amount and timing of operating costs and capital expenditures relating to expansion of our operations;

  . unexpected increases in shipping costs or delivery times, particularly during the holiday season;

  . technical difficulties, system security breaches, system downtime or Internet slowdowns;

  .  seasonality;

  .  our inability to manage inventory levels or control inventory theft;

  . our inability to manage distribution operations or provide adequate levels of customer service;

  .  an increase in the level of our product returns;

  .  government regulations related to use of the Internet for commerce; and

  . unfavorable economic conditions specific to the Internet, e-commerce or the sporting goods industry.

 Seasonal fluctuations in the sales of sporting goods could cause wide fluctuations in our quarterly results.

  We expect to experience seasonal fluctuations in our revenues. These seasonal patterns will cause quarterly fluctuations in our operating results. In particular, we expect that our fourth fiscal quarter will account for a large percentage of our total annual sales. In anticipation of increased sales activity during our fourth fiscal quarter, we may hire a significant number of temporary employees to bolster our permanent staff and significantly increase our inventory levels. For this reason, if our revenues were below seasonal expectations during the fourth fiscal quarter, our annual operating results could be below the expectations of securities analysts and investors.

  Due to the limited operating history of our e-commerce business, it is difficult to predict the seasonal pattern of our sales and the impact of this seasonality on our business and financial results. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel, product distribution and shipment activities and may cause a shortfall in revenues as compared to expenses in a given period.

  We have been unable to fund our e-commerce operations with the cash generated from our business. If we do not generate cash sufficient to fund our operations, we may need additional financing to continue our growth or our growth may be limited.

  Because we have not generated sufficient cash from operations to date, we have funded our e-commerce operations primarily from the sale of equity securities. Cash from revenues must increase significantly for us to fund anticipated operating expenses internally. If our cash flows are insufficient to fund these expenses, we may need to fund our growth through additional debt or equity financings or reduce costs. Further, we may not be able to obtain financing on satisfactory terms. Our inability to finance our growth, either internally or externally, may limit our growth potential and our ability to execute our business strategy. If we issue securities to raise capital, our existing stockholders may experience additional dilution or the new securities may have rights senior to those of our common stock.

  We must develop and maintain relationships with key brand manufacturers to obtain a sufficient assortment and quantity of quality merchandise on acceptable commercial terms. If we are unable to do so, it could adversely affect our business, results of operation and financial condition.

  We primarily purchase the products we offer directly from the manufacturers of the products. If we are unable to develop and maintain relationships with these manufacturers, we may be unable to obtain or continue to carry a sufficient assortment and quantity of quality merchandise on acceptable commercial terms and our business could be adversely impacted. We do not have written contracts with most of our manufacturers. Manufacturers could stop selling products to us and may ask us to remove their products or logos from our partners' Web sites. In some circumstances, our partners purchase products directly from manufacturers for sale on their Web sites. If we or our partners are unable to obtain products directly from manufacturers, especially popular brand manufacturers, we may not be able to obtain the same or comparable merchandise in a timely manner or on acceptable commercial terms. We currently do not offer some popular brands of sporting goods, such as Nike. There can be no assurance that we will be able to offer these brands in the future. If we are unable to offer a sufficient assortment and quantity of quality products at acceptable prices, we may lose sales and market share.

  Capacity constraints or system failures could materially and adversely affect our business, results of operations and financial condition.

  Any system failure, including network, software or hardware failure, that causes interruption of the availability of our partners' Web sites could result in decreased usage of these Web sites. If these failures are sustained or repeated, they could reduce the attractiveness of our partners' Web sites to customers, vendors and advertisers. Our operations are subject to damage or interruption from:

  .  fire, flood, earthquake or other natural disasters;

  .  power losses, interruptions or brown-outs;

  .  Internet, telecommunications or data network failures;

  .  physical and electronic break-ins or security breaches;

  .  computer viruses; and

  .  other similar events.

  We launched our first e-commerce sporting goods businesses in the fourth quarter of fiscal 1999. The limited time during which we have been operating these businesses, as well as the inherent unpredictability of the events described above, makes it difficult to predict whether the occurrence of any of these events is likely. If any of these events do occur, they could result in interruptions, delays or cessations in service to users of our partners' Web sites, which could have a material adverse effect on our business, results of operations and financial condition.

  In addition, we maintain our computers on which we operate our partners' Web sites at the site of a third-party provider. We cannot control the maintenance and operation of this site, which is also susceptible to similar disasters and problems. We have no formal disaster recovery plan, and our insurance policies may not adequately compensate us for any losses that we may incur. Any system failure that causes an interruption in our service or a decrease in responsiveness could harm our relationships with our customers and result in reduced revenues. See "Business--Technology."

  We may be unable to protect our proprietary technology or keep up with that of our competitors.

  Our success depends to a significant degree upon the protection of our software and other proprietary intellectual property rights. We may be unable to deter misappropriation of our proprietary information, detect unauthorized use and take appropriate steps to enforce our intellectual property rights. In addition, our competitors could, without violating our proprietary rights, develop technologies that are as good as or better than our technology. Our failure to protect our software and other proprietary intellectual property rights or to develop technologies that are as good as our competitors' could put us at a disadvantage to our competitors. In addition, the failure of our partners to protect their intellectual property rights, including their domain names, could impair our operations. These failures could have a material adverse effect on our business, results of operations and financial condition.

  If we do not respond to rapid technological changes, our services could become obsolete and we could lose customers.

  We may face material delays in introducing new services, products and enhancements. If this happens, our customers may forego the use of our e-commerce sporting goods businesses and use those of our competitors. To remain competitive, we must continue to enhance and improve the functionality and features of our e-commerce sporting goods businesses. The Internet and the online commerce industry are rapidly changing. If competitors introduce new products and services using new technologies or if new industry standards and practices emerge, our partners' existing Web sites and our proprietary technology and systems may become obsolete.

  Developing our e-commerce sporting goods businesses and other proprietary technology entails significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our partners' Web sites, our order processing systems and our computer network to meet customer requirements or emerging industry standards.

  We may be subject to intellectual property claims that could be costly and could disrupt our business.

  Third parties may assert that our business or technologies infringe their intellectual property rights. From time to time, we may receive notices from third parties questioning our right to present specific images or logos on our partners' Web sites, or stating that we have infringed their trademarks or copyrights. We may in the future receive claims that we are engaging in unfair competition or other illegal trade practices. We may be unsuccessful in defending against any of these claims, which could result in substantial damages, fines or other penalties. The resolution of a claim could also require us to change how we do business, redesign our partners' Web sites and other systems or enter into burdensome royalty or licensing agreements. These license or royalty agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement. Our insurance coverage may not be adequate to cover every claim that third parties could assert against us. Even unsuccessful claims could result in significant legal fees and other expenses, diversion of management's time and disruptions in our business. Any of these claims could also harm our reputation.

  We rely on our developing relationships with online services, search engines and directories to drive traffic to the e-commerce sporting goods businesses we operate. If we are unable to develop or maintain these relationships, our business, financial condition and results of operations could be adversely affected.

  We are developing relationships with online services, search engines and directories to provide content and advertising banners that link to our partners' Web sites. We expect to rely on these relationships as significant sources of traffic to our partners' Web sites and to generate new customers. If we are unable to develop satisfactory relationships with high-traffic Web sites on acceptable terms, our ability to attract new customers could be harmed. Further, many of the Web sites with which we may have online advertising arrangements could provide advertising services for other marketers of sporting goods. As a result, these Web sites may be reluctant to enter into or maintain relationships with us. Failure to achieve sufficient traffic or generate sufficient revenue from purchases originating from third-party Web sites may result in termination of these types of relationships. Without these relationships, we may not be able to sufficiently increase market share and our business, financial condition and results of operations could be adversely affected.

  Our success is dependent upon our executive officers and other key personnel.

  Our success depends to a significant degree upon the contribution of our executive officers and other key personnel, particularly Michael G. Rubin, Chairman and Chief Executive Officer. We have employment agreements with some of our executive officers and key personnel. We cannot be sure, however, that we will be able to retain or attract executive, managerial and other key personnel. We have obtained key person life insurance for Mr. Rubin in the amount of $7.25 million. We have not obtained key person life insurance on any of our other executive officers or key personnel.

  We may be unable to hire and retain the skilled personnel necessary to develop our business.

  We intend to hire a significant number of skilled personnel in fiscal 2000 and beyond. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain highly qualified personnel in the future. Our failure to attract and retain the highly trained personnel that are integral to our business may limit our growth rate, which would harm our business.

  We may not be able to compete successfully against current and future competitors, which could harm our margins and our business.

  The e-commerce market is new, rapidly evolving and extremely competitive. In addition, there is a significant amount of capital currently available to fund existing and potential competitors. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our business, financial condition and results of operations. We compete with a variety of companies, including:

  . online sporting goods retailers such as Chipshot.com, Fogdog.com and Gear.com;

  . general merchandise e-commerce companies such as Mercata.com, Onsale.com, and uBid.com;

  . full-line electronic retailers that are associated with full-line sporting goods stores such as Dsports.com associated with Dick's Sporting Goods, MVP.com, associated with Galyans, and Shopsports.com associated with Copeland's

  . e-commerce businesses of specialty sporting goods retailers and catalogs such as Footaction.com, Footlocker.com and REI.com;

  . e-commerce businesses of traditional general merchandise retailers such as Target.com and Wal-Mart.com; and

  . e-commerce businesses of sporting goods manufacturers such as adidas.com and Nike.com.

  In addition, we compete with companies that can provide part of our solutions to companies that wish to establish e-commerce sporting goods businesses, including:

  .  Web site developers, such as Sapient, Scient and Viant; and

  . third-party fulfillment and customer services providers, such as Fingerhut, Keystone Internet Services and ClientLogic.

  Finally, we compete with traditional channels of distribution for sporting goods, including full-line sporting goods retailers, specialty sporting goods retailers, general merchandise retailers, catalogs and manufacturers' direct stores.

  If we experience problems in our fulfillment, warehouse and distribution operations, we could lose customers.

  We currently rely upon a third-party to handle the fulfillment of our customer orders and the warehousing of our inventory. We also rely upon multiple third parties to handle the shipment of our products. As a result, we are subject to the risks associated with the ability of these third parties to successfully and timely fulfill and ship customer orders and to successfully handle our inventory delivery services to meet our shipping needs. The failure of these third parties to provide these services, or the termination or interruption of these services, could adversely affect our business, results of operations and financial condition.

  We currently plan to assume responsibility for the fulfillment of large and oversized product orders during fiscal 2000 and may assume responsibility for the fulfillment of other product orders in fiscal 2000. We could experience problems during the transition of control from third-party to us. If transition problems arise, it could result in additional expenses and could divert management's attention from other aspects of our business. If we are unable to successfully, timely and cost efficiently effect this transition and perform these fulfillment services, our business, results of operations and financial condition could be adversely affected.

  Sporting goods and apparel are subject to changing consumer preferences. If we fail to anticipate these changes, we could experience lower sales, higher inventory markdowns and lower margins.

  Our success depends upon our ability to anticipate and respond to trends in sporting goods merchandise and consumers' participation in sports. Consumers' tastes in apparel and sporting goods equipment are subject to frequent and significant changes, due in part to manufacturers' efforts to incorporate advanced technologies into some types of sporting goods. In addition, the level of consumer interest in a given sport can fluctuate dramatically. Prior to commencing our e-commerce business, our businesses were primarily concentrated in athletic footwear and apparel. Accordingly, we do not have experience in the full range of sporting goods. If we fail to identify and respond to changes in sporting goods merchandising and recreational sports participation, our sales could suffer and we could be required to mark down unsold inventory. This would depress our profit margins. In addition, any failure to keep pace with changes in consumers' recreational sports habits could allow our competitors to gain market share which could have an adverse effect on our business, results of operations and financial condition.

  High merchandise returns could adversely affect our business, financial condition and results of operations.

  Our policy for allowing our customers to return products is consistent with the policies of each of our partners for which we operate e-commerce sporting goods businesses. Our ability to handle a large volume of returns is unproven. If merchandise returns are significant, our business, financial condition and results of operations could be adversely affected.

  We may be subject to product liability claims that could be costly and time consuming.

  We sell products manufactured by third parties, some of which may be defective. If any product that we sell were to cause physical injury or injury to property, the injured party or parties could bring claims against us as the retailer of the product. Our insurance coverage may not be adequate to cover every claim that could be asserted. Similarly, we could be subject to claims that users of our partners' Web sites were harmed due to their reliance on our product information, product selection guides, advice or instructions. If a successful claim were brought against us in excess of our insurance coverage, it could adversely affect our business. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our business.

  We may be liable if third parties misappropriate our customers' personal information.

  If third parties are able to penetrate our network security or otherwise misappropriate our customers' personal information or credit card information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. They could also include claims for other misuses of personal information, including unauthorized marketing purposes. These claims could result in litigation. Liability for misappropriation of this information could adversely affect our business. In addition, the Federal Trade Commission and state agencies have been investigating various Internet companies regarding their use of personal information. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if government agencies investigate our privacy practices.

  We are controlled by certain principal stockholders.

  As March 17, 2000, Michael G. Rubin, our Chairman and Chief Executive Officer, beneficially owned 43.3% and funds affiliated with SOFTBANK America Inc., referred to as SOFTBANK, beneficially owned 33.2% of our outstanding common stock. Mr. Rubin and SOFTBANK are in a position to exercise control over most matters requiring stockholder approval, including the election or removal of directors, approval of significant corporate transactions, and the ability generally to direct our affairs. Furthermore, the stock purchase agreement pursuant to which SOFTBANK acquired its shares of our common stock provides that SOFTBANK has the right to designate up to two members of our board, depending on the number of shares of our common stock held by SOFTBANK. This concentration of ownership and SOFTBANK's right to designate members to our board may have the effect of delaying or preventing a change in control of us, including transactions where stockholders might otherwise receive a premium over current market prices for their shares.

  There are risks associated with potential acquisitions. As a result, we may not achieve the expected benefits of potential acquisitions.

  If we are presented with appropriate opportunities, we may make investments in complementary companies, products or technologies or we may purchase other companies. We may not realize the anticipated benefits of any investment or acquisition. We may not be able to successfully assimilate the additional personnel, operations, acquired technology and products into our business. The proposed acquisition may further strain our existing financial and managerial controls and reporting systems and procedures. In addition, key personnel of the acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees or increase our expenses. Further, the physical expansion in facilities that would occur as a result of any acquisition may result in disruptions that seriously impair our business. Finally, we may have to incur debt or issue equity securities to pay for any acquisitions or investments, the issuance of which could be dilutive to our stockholders.

  We may expand our business internationally, causing our business to become increasingly susceptible to numerous international business risks and challenges that could affect our profitability.

  We believe that the current globalization of the economy requires businesses to consider pursuing international expansion. In the future, we may expand into international markets. International sales are subject to inherent risks and challenges that could adversely affect our profitability, including:

  . the need to develop new supplier and manufacturer relationships, particularly because major sporting goods manufacturers may require that our international operations deal with local distributors;

  .  unexpected changes in international regulatory requirements and tariffs;

  .  difficulties in staffing and managing foreign operations;

  .  longer payment cycles from credit card companies;

  .  greater difficulty in accounts receivable collection;

  .  potential adverse tax consequences;

  .  price controls or other restrictions on foreign currency; and

  .  difficulties in obtaining export and import licenses.

  To the extent we generate international sales in the future, any negative aspects on our international business could negatively impact our business, operating results and financial condition as a whole. In particular, gains and losses on the conversion of foreign payments into United States dollars may contribute to fluctuations in our results of operations and fluctuating exchange rates could cause reduced gross revenues and/or gross margins from dollar-denominated international sales.

  We have never paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

  We have never paid cash dividends on our common stock and do not anticipate that any cash dividends will be declared or paid in the foreseeable future.

  There are risks relating to our Year 2000 compliance.

  Many existing computer software programs and operating systems were designed such that the year 1999 is the maximum date that many computer systems will be able to process. We addressed the potential problems posed by this limitation in our systems software to assure that it was prepared for the Year 2000. We did not incur any Year 2000 problem as a result of the passage of January 1, 2000. However, it is possible that problems may occur even after arrival of the Year 2000. If we or third parties with which we conduct material business experience problems caused by Year 2000 problems, there may be a material adverse effect on our results of operations.

  It may be difficult for a third-party to acquire our company and this could depress our stock price.

  Pursuant to our amended and restated certificate of incorporation, we have authorized a class of 1,000,000 shares of preferred stock, which the board of directors may issue with terms, rights, preferences and designations as the board may determine and without any vote of the stockholders, unless otherwise required by law. Issuing the preferred stock, depending upon the rights, preferences and designations set by the board, may delay, deter or prevent a change in control of our company. Issuing additional shares of common stock could result in dilution of the voting power of the current holders of our common stock. In addition, "anti-takeover" provisions of Delaware law may restrict the ability of the stockholders to approve a merger or business combination or obtain control of our company.

  There are limitations on the liabilities of our directors.

  Pursuant to our amended and restated certificate of incorporation and under Delaware law, our directors are not liable to us or our stockholders for monetary damages for breach of fiduciary duty, except for liability for breach of a director's duty of loyalty, acts or omissions by a director not in good faith or which involve intentional misconduct or a knowing violation of law, for dividend payments or stock repurchases that are unlawful under Delaware law or any transaction in which a director has derived an improper personal benefit.

 Risks Related to the Internet Industry

  Our success is tied to the continued growth in the use of the Internet and the adequacy of the Internet infrastructure.

  Our future success is substantially dependent upon continued growth in the use of the Internet. The number of users and advertisers on the Internet may not increase and commerce over the Internet may not become more accepted and widespread for a number of reasons, including:

  . actual or perceived lack of security of information, including credit card numbers;

  .  lack of access and ease of use;

  .  congestion of traffic on the Internet;

  . inconsistent quality of service and lack of availability of cost-effective, high-speed service;

  . possible disruptions, computer viruses or other damage to the Internet servers or to users' computers;

  .  excessive governmental regulation;

  .  uncertainty regarding intellectual property ownership; and

  .  lack of high-speed modems and other communications equipment.

  Published reports have also indicated that growth in the use of the Internet has resulted in users experiencing delays, transmission errors and other difficulties. As currently configured, the Internet may not support an increase in the number or requirements of users. In addition, there have been outages and delays on the Internet as a result of damage to the current infrastructure. The amount of traffic on our partners' Web sites could be materially affected if there are outages or delays in the future. The use of the Internet may also decline if there are delays in the development or adoption of modifications by third parties that are required to support increased levels of activity on the Internet. If none of the foregoing changes occur, or if the Internet does not become a viable commercial medium, our business, results of operations and financial condition could be materially adversely affected. In addition, even if those changes occur, we may be required to spend significant capital to adapt our operations to any new or emerging technologies relating to the Internet.

  The technology of the Internet is changing rapidly and could render the Web sites which we operate obsolete.

  The technology of the Internet and e-commerce is evolving rapidly for many reasons, including:

  .  customers frequently changing their requirements and preferences;

  .  competitors frequently introducing new products and services; and

  . industry associations and others creating new industry standards and practices.

  These changes could render the Web sites which we operate obsolete. Our ability to attract customers could be seriously impaired if we do not accomplish the following tasks:

  .  continually enhance and improve our partners' Web sites;

  .  identify, select and obtain leading technologies useful in our business;
     and

  . respond to technological advances and emerging industry standards in a cost-effective manner and timely manner.

  Customers may be unwilling to use the Internet to purchase goods.

  Our long-term future depends heavily upon the general public's willingness to use the Internet as a means to purchase goods. The failure of the Internet to develop into an effective commercial tool would seriously damage our future operations. E-commerce is a new concept, and large numbers of customers may not begin or continue to use the Internet to purchase goods. The demand for and acceptance of products sold over the Internet are highly uncertain, and most e-commerce businesses have a short track record. If consumers are unwilling to use the Internet to conduct business, our business may not develop profitably. The Internet may not succeed as a medium of commerce because of delays in developing elements of the needed Internet infrastructure, such as a reliable network, high-speed modems, high-speed communication lines and other enabling technologies.

  The security risks of e-commerce may discourage customers from purchasing goods from us.

  In order for the e-commerce market to develop successfully, we and other market participants must be able to transmit confidential information securely over public networks. Third parties may have the technology or know-how to breach the security of customer transaction data. Any breach could cause customers to lose confidence in the security of our partners' Web sites and choose not to purchase from those Web sites. If someone is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt the operation of our partners' Web sites. Concerns about the security and privacy of transactions over the Internet could inhibit the growth of the Internet and e-commerce. Our security measures may not effectively prohibit others from obtaining improper access to the information on our partners' Web sites. Any security breach could expose us to risks of loss, litigation and liability and could seriously disrupt our operations.

  Our business is subject to United States and foreign governmental regulation of the Internet and taxation.

  Congress and various state and local governments have recently passed legislation that regulates various aspects of the Internet, including online content, copyright infringement, user privacy, sales and advertising of certain products and services and taxation. In addition, federal, state, local and foreign governmental organizations are also considering legislative and regulatory proposals that would regulate the Internet. Areas of potential regulation include libel, pricing, quality of products and services and intellectual property ownership. A number of proposals have been made at the state and local level that would impose taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce and could adversely affect our future business, results of operation and financial condition.

  In addition, United States and foreign laws regulate our ability to use customer information and to develop, buy and sell mailing lists. New restrictions in this area could limit our ability to operate as planned and result in significant compliance costs.

  Regulations imposed by the Federal Trade Commission may adversely affect the growth of our Internet business or its marketing efforts.

  The Federal Trade Commission has adopted regulations regarding the collection and use of personal identifying information obtained from children under 13. In addition, bills pending in Congress would extend online privacy protections to adults. Laws and regulations of this kind may include requirements that we establish procedures to disclose and notify users of privacy and security policies, obtain consent from users for collection and use of information and provide users with the ability to access, correct and delete personal information stored by us. These regulations may also include enforcement and remedial provisions. Even in the absence of those regulations, the Federal Trade Commission has begun investigations into the privacy practices of other companies that collect information on the Internet. One investigation resulted in a consent decree under which an Internet company agreed to establish programs to implement the principles noted above. We could become a party to a similar investigation or enforcement proceeding, or the Federal Trade Commission's regulatory and enforcement efforts may harm our ability to collect demographic and personal information from users, which could be costly or adversely affect our marketing efforts.

ITEM 2: PROPERTIES

  Our principal executive offices are located in a newly-renovated 56,000 square foot facility purchased by us on August 20, 1999 and located in King of Prussia, Pennsylvania. In addition, we utilize a third-party warehousing facility in Memphis, Tennessee in connection with the operation of our e-commerce business.

  We believe that our owned and third-party properties are adequate for our present needs and that suitable additional or replacement space will be available as required.

ITEM 3: LEGAL PROCEEDINGS

  We are involved in various routine litigation incidental to our current and discontinued businesses. We believe that the disposition of these matters will not have a material adverse effect on our financial position or results of operations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's shareholders during the fiscal quarter ended January 1, 2000.

ITEM 4.1: EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth information regarding each of our executive officers and key employees:

             Name           Age(/1/)                        Title
             ----           --------                        -----
   Jordan M. Copland.......    37    Executive Vice President and Chief Financial Officer
   Robert W. Liewald.......    51    Executive Vice President, Merchandising
   Arthur H. Miller........    46    Executive Vice President and General Counsel
   Michael R. Conn.........    29    Senior Vice President, Business Development
   Steven C. Davis.........    29    Senior Vice President, Marketing
   Michael A. Balik........    39    Vice President, Management and Information Systems
   William L. Meisle.......    39    Vice President, Production
   Donald R. Murphy........    56    Vice President, Operations
   Joseph P. Romello.......    49    Vice President, Engineering

--------
(/1/) As of March 17, 2000

  Jordan M. Copland has served as our Executive Vice President and Chief Financial Officer since February 2000. From March 1999 to February 2000, Mr. Copland served as Senior Vice President and Chief Financial Officer of Virgin Entertainment Group, Inc.'s United States-based Megastore and global e-commerce businesses. While at Virgin, Mr. Copland oversaw financial administration and technology. From October 1990 to March 1999, Mr. Copland held a variety of positions with increasing responsibility within The Walt Disney Company, a worldwide entertainment company. Most recently Mr. Copland was Vice President of Finance and Planning for the Disney Consumer Products division. He has also held various leadership and management positions within several other divisions of Disney, including the Disney Publishing Group, Disney Consumer Products Europe, the Middle East and Africa and Walt Disney Records.

  Robert W. Liewald has served as our Executive Vice President, Merchandising since July 1999 and worked as a consultant to us from December 1998 to July 1999. From January 1995 to June 1998, Mr. Liewald served as Senior Executive Vice President of FILA USA, an athletic footwear and apparel manufacturer. From June 1972 to January 1995, Mr. Liewald held a variety of positions at Venator Group, an athletic footwear and apparel retailer based in New York, New York, most recently as Senior Vice President, Corporate Merchandiser with merchandising responsibility for all of Venator Group's specialty athletic divisions. Also while at Venator, Mr. Liewald served as Vice President, General Merchandise Manager for Champs Sports and Vice President, Merchandise Manager at Foot Locker and Lady Foot Locker.

  Arthur H. Miller has served as our Executive Vice President and General Counsel since September 1999. From January 1988 to September 1999, Mr. Miller was a partner in the Corporate department of Blank Rome Comisky & McCauley LLP, a law firm based in Philadelphia, Pennsylvania. Mr. Miller joined Blank Rome in April 1983.

  Michael R. Conn has served as our Senior Vice President, Business Development since February 1999. From June 1993 to February 1999, Mr. Conn served as Vice President, Research at Gruntal & Co. L.L.C., an investment bank based in New York, New York. Mr. Conn worked as a sell-side securities analyst specializing in footwear, apparel, retail and leisure products. While at Gruntal, Mr. Conn was named to the 1998 Wall Street Journal All-Star Analyst Team.

  Steven C. Davis has served as our Senior Vice President Marketing since January 2000. From June 1996 to January 2000, Mr. Davis held a number of management positions at Just for Feet, Inc., a specialty sporting goods retailer based in Birmingham, Alabama. Most recently, Mr. Davis was Vice President of Marketing and previously he served as Director of Marketing and Director of Special Projects. In the summer of 1995, Mr. Davis served as a marketing consultant for Dell Computer Corporation. From January 1990 until September 1994, Mr. Davis was Manager of Park Operations for Anheuser Busch Theme Parks, Inc.

  Michael A. Balik has served as our Vice President, Management Information Systems since May 1999. From December 1996 to May 1999, Mr. Balik served as Director of Management Information Systems for Cherrydale Farms, a manufacturer of confectionery products based in Allentown, Pennsylvania. From March 1993 to October 1996 Mr. Balik was Director of Information Systems for I Got It at Gary's, a super-discount drugstore chain based in Eagleville, Pennsylvania.

  William L. Meisle has served as our Vice President, Production since January 2000. From January 1993 to December 1999, Mr. Meisle held a number of positions of increasing responsibility at Medical Broadcasting Company, a strategic interactive marketing and communications services company based in Philadelphia, Pennsylvania. From December 1997 to December 1999, Mr. Meisle served as Senior Strategic Analyst and Creative Director. Also while at Medical Broadcasting Company, he served as Director, Interactive Services, Project Director and Production Manager.

  Donald R. Murphy has served as our Vice President, Operations, since April 1999. From October 1997 to April 1999, Mr. Murphy was Vice President/General Manager for the Home Shopping Network based in Roanoke, Virginia. From October 1995 to October 1997, he was Vice President of Operations at an institutional food distribution center owned by PYA/Monarch Food Service in Raleigh, North Carolina. From September 1989 to October 1995 Mr. Murphy served as a Warehouse Supervisor for Kraft Food Service in Salem, Missouri.

  Joseph P. Romello has served as our Vice President, Engineering since May 1999. From May 1997 to May 1999, Mr. Romello served as an independent engineering consultant to Donaldson, Lufkin and Jenrette, an investment banking firm based in New York, New York. From June 1996 to May 1997, Mr. Romello served an independent engineering consultant to a number of consumer companies, including Netscape, Gap, Inc. and Levi Strauss. From May 1995 to June 1996, Mr. Romello served as Director of Business Development for Persistence, an object relational middle-ware software vendor based in San Mateo, California.

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price of and Dividends on Common Stock

  From September 18, 1995 through June 15, 1998, the Company's common stock was traded on the NASD Over-the-Counter Bulletin Board. Effective June 16, 1998, the Company was approved for inclusion on the Nasdaq SmallCap Market, and effective May 3, 1999 on the Nasdaq National Market where it is currently included for quotation. As of March 17, 2000, the Company had approximately 1971 shareholders of record.

  The following table sets forth the high and low bid prices per share of the Company's common stock as reported on the Nasdaq Over-the-Counter Bulletin Board for the periods presented prior to and including June 15, 1998. For the periods presented from June 16, 1998 to April 30, 1999, the following table sets forth the high and low sales prices per share of the Company's common stock as reported on the Nasdaq SmallCap Market. For the periods presented from and after May 3, 1999, the table below sets forth the high and low sales prices as reported on the Nasdaq National Market. The prices shown do not include retail markups, markdowns or commissions.

                                                                     Prices
                                                                 --------------
                                                                  High    Low
                                                                 ------- ------
Year Ended December 31, 1998
  First Quarter................................................. $  5.69 $ 2.56
  Second Quarter (April 1-June 15).............................. $  7.75 $ 5.19
  Second Quarter (June 16-June 30).............................. $  7.25 $ 5.63
  Third Quarter................................................. $  8.00 $ 4.63
  Fourth Quarter................................................ $  8.06 $ 4.25
Year Ended January 1, 2000
  First Quarter................................................. $17.375 $ 7.00
  Second Quarter................................................ $36.875 $12.00
  Third Quarter................................................. $25.125 $14.50
  Fourth Quarter................................................ $ 25.25 $12.00

  The Company has never declared or paid a cash dividend on its common stock. The Company currently intends to retain any future earnings for funding growth and, therefore, does not anticipate declaring or paying any cash dividends on its common stock for the foreseeable future.

Recent Sales of Unregistered Securities

  On July 23, 1999, SOFTBANK America Inc., through certain of its affiliates (collectively, "SOFTBANK"), acquired an aggregate of 6,153,850 shares of the Company's common stock at a price of $13.00 per share (the closing price on May 26, 1999, the day prior to the day the Company and SOFTBANK agreed in principle to the transaction) for an aggregate purchase price of approximately $80.0 million.

  This transaction was not a public offering, nor were any underwriters or underwriting discounts or commissions involved. Based upon information available to the Company as of the date of the above transaction, including certain representations and warranties of SOFTBANK, the Company believes that the transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

ITEM 6: SELECTED FINANCIAL DATA

  The following tables present portions of our financial statements and are not complete. You should read the following selected consolidated financial data together with our consolidated financial statements and related notes to our financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected statements of operations data for the years ended December 31, 1997 and 1998 and January 1, 2000 and the balance sheet data as of December 31, 1998 and January 1, 2000 are derived from our consolidated financial statements that have been audited by Deloitte & Touche LLP, independent auditors, included elsewhere in this Annual Report on Form 10-K. The selected statement of operations data for the years ended December 31, 1995 and 1996 and the balance sheet data as of December 31, 1995, 1996 and 1997 are derived from our audited consolidated statements that are not included in this Annual Report on Form 10-K.

  On April 20, 1999, we formalized a plan to sell our Branded Division and our Off-Price and Action Sports Division in order to focus exclusively on our e-commerce business. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of these divisions have been segregated from that of continuing operations and are presented as discontinued operations. The following selected consolidated financial data and our consolidated financial statements included in this Annual Report on Form 10-K have been reclassified to reflect this presentation.

                                                                     Fiscal Year
                                     Year Ended December 31,            Ended
                                 ----------------------------------  January 1,
                                  1995     1996     1997     1998       2000
                                 -------  -------  -------  -------  -----------
                                    (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net revenues...................  $   --   $   --   $   --   $   --    $  5,511
Cost of revenues...............      --       --       --       --       3,817
                                 -------  -------  -------  -------   --------
 Gross profit..................      --       --       --       --       1,694
Operating expenses:
 Sales and marketing...........      --       --       --       --      11,609
 Product development...........      --       --       --       --       7,264
 General and administrative....    5,644    2,853    2,389    3,453      9,311
 Stock-based compensation,
  primarily related to sales
  and marketing................      --       --       --       --       2,655
                                 -------  -------  -------  -------   --------
   Total operating expenses....    5,644    2,853    2,389    3,453     30,839
                                 -------  -------  -------  -------   --------
Other (income) expenses:
 Interest expense..............      796    1,152    2,013    2,367        313
 Interest income...............      --       --       --       --        (774)
 Other, net....................      --       --       --       --          (2)
                                 -------  -------  -------  -------   --------
   Total other (income)
    expense....................      796    1,152    2,013    2,367       (463)
                                 -------  -------  -------  -------   --------
Loss from continuing operations
 before income taxes...........   (6,440)  (4,005)  (4,402)  (5,820)   (28,682)
Benefit from income taxes......      --       --       --     1,979      2,222
                                 -------  -------  -------  -------   --------
Loss from continuing
 operations....................   (6,440)  (4,005)  (4,402)  (3,841)   (26,460)
Discontinued operations:
 Income from discontinued
  operations...................    6,465    3,261      247    9,665        550
 Loss on disposition of
  discontinued operations......      --       --       --       --     (17,337)
                                 -------  -------  -------  -------   --------
Net income (loss)..............  $    25  $  (744) $(4,155) $ 5,824   $(43,247)
                                 -------  -------  -------  -------   --------
Earnings (losses) per share--
 basic and diluted(/1/):
 Loss from continuing
  operations...................  $ (3.75) $ (1.56) $ (1.47) $  (.34)  $  (1.78)
 Income from discontinued
  operations...................     3.76     1.27      .08      .85        .04
 Loss on disposition of
  discontinued operations......      --       --       --       --       (1.17)
                                 -------  -------  -------  -------   --------
   Net income (loss)...........  $   .01  $  (.29) $ (1.39) $   .51   $  (2.91)
                                 =======  =======  =======  =======   ========
Weighted average common shares
 outstanding(/1/):
 Basic and diluted.............    1,717    2,568    2,996   11,379     14,874
                                 =======  =======  =======  =======   ========
Number of common shares
 outstanding(/1/)..............    2,307    2,832   10,418   11,925     18,475
                                 =======  =======  =======  =======   ========
BALANCE SHEET DATA:
Net assets of discontinued
 operations....................  $12,673  $11,797  $24,129  $41,128   $ 18,381
Total assets...................   15,030   16,435   28,043   45,053     82,736
Total long-term debt...........    5,001    5,905   20,975   20,993      2,040
Working capital................    2,839    2,022   19,748   34,846     40,558
Stockholders' equity
 (deficiency)..................       93     (552)   2,157   17,094     59,310

--------
(/1/All)share and per share amounts give effect to the December 15, 1997 1-for-20 reverse stock split as if it had occurred for all periods presented.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to those statements appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors including those discussed in "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

Overview

  We develop and operate e-commerce sporting goods businesses for traditional sporting goods retailers, general merchandisers, Internet companies and media companies under exclusive long-term agreements. We enable our partners to capitalize on their existing brand assets to exploit online opportunities in the $45.8 billion sporting goods retail industry. We customize the design of a partner's Web site with a broad range of characteristics that includes a differentiated user interface, partner-specific content pages, an extensive electronic catalog of product descriptions and images, a searchable database and interactive communication tools. We launched our initial six e-commerce sporting goods businesses in November 1999: www.dunhamssports.com, www.mcsports.com, www.sportchalet.com, www.theathletesfoot.com, www.thesportsauthority.com and store.webmd.com. We have announced agreements with BlueLight.com and Oshman's Sporting Goods to launch their e-commerce sporting goods businesses in the second quarter of 2000.

Company Background

  Prior to our decision to initiate our e-commerce sporting goods business, we operated two primary businesses, our Branded Division and our Off-Price and Action Sports Division. From inception in 1986 through December 1999, we designed, marketed and distributed high performance athletic footwear exclusively for women under the RYKA brand name. From December 1997 through December 1999, as part of our Branded Division, we also designed, marketed and distributed outdoor footwear under the Yukon brand name. During the same period, as part of our Off-Price and Action Sports Division, we purchased closeouts, overstocks, canceled orders and excess inventories of athletic, outdoor, casual and specialty footwear, athletic apparel and athletic equipment from manufacturers and retailers for resale, and designed and distributed special make-up athletic equipment.

  In April 1999, we formalized our plan to divest these divisions in order to focus exclusively on the development of our e-commerce business. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of these divisions have been segregated from that of continuing operations and are presented as discontinued operations. Our consolidated financial statements included in this Annual Report on Form 10-K have been reclassified to reflect this presentation.

  On June 10, 1999, in order to finance our e-commerce business, we agreed to sell to funds affiliated with SOFTBANK 6,153,850 shares of common stock at a price of $13.00 per share for an aggregate purchase price of approximately $80.0 million. The purchase price reflected the closing price of our common stock on May 26, 1999, the day prior to the day we and SOFTBANK agreed in principle to the transaction. The sale of these shares was completed on July 23, 1999.

  On September 24, 1999, in furtherance of our plan to sell our historical businesses, we entered into an agreement, as amended on March 13, 2000, to sell our Off-Price and Action Sports Division for a cash payment at closing of $13.2 million and the assumption by the purchaser of $4.0 million in indebtedness. We are seeking stockholder approval of this sale at our annual stockholders meeting to be held on May 15, 2000. Michael G. Rubin, our Chairman and Chief Executive Officer, who beneficially owns approximately 43.3% of our outstanding shares, and SOFTBANK, who beneficially owns approximately 33.2% of our outstanding shares, have indicated that they intend to vote for approval of the sale. We expect the sale to close soon after our annual stockholders meeting. For fiscal 1999, we have recognized a loss of approximately $5.2 million related to the disposition of this division.

  On December 29, 1999, we sold substantially all of the assets of our Branded Division, other than accounts receivable of approximately $6.6 million, for a cash payment of approximately $10.4 million. For fiscal 1999, we have recognized a loss of approximately $12.1 million related to the disposition of this division.

Financial Presentation

  We did not launch our partners' e-commerce businesses until the fourth quarter of 1999. As a result, our historical financial statements are of limited use in making an investment decision because they principally reflect our discontinued operations. Our financial statements for the fourth quarter of 1999 and forward will reflect our e-commerce business. These financial statements will present:

  . revenues, which are derived from the sale of merchandise, net of returns, and are recognized when the merchandise is shipped;

  . cost of revenues, which consists of the purchase price of the products sold and net freight costs, other than outbound shipping costs related to our temporary free shipping promotions which are included in sales and marketing expenses;

  . sales and marketing expenses, which consist primarily of partner revenue shares, advertising and promotional expenses, including temporary free-shipping, distribution facility expenses, order processing fees, and payroll and related expenses for personnel engaged in marketing, buying, merchandising, client services, fulfillment and customer service;

  . product development expenses, which consist primarily of expenses associated with building, developing and operating our partners' Web sites; payroll and related expenses for engineering, production, creative and management information systems; and depreciation expense related to capitalized hardware and software;

  . general and administrative expenses, which consist primarily of payroll and related expenses for administrative, finance, human resources, legal and executive personnel, and costs associated with the operation and maintenance of our headquarters facility and professional services; and

  . stock-based compensation expense, which relates to the grant of options, warrants and stock awards considered to be compensatory, because the estimated fair value for accounting purposes of the options and stock awards granted to employees was greater than the stock price on the date of grant or because the options or warrants were granted to non-employees.

Results of Operations

 Fiscal 1999 and Fiscal 1998

  Net Revenues. We had net revenues from continuing operations of $5.5 million for fiscal 1999 and no net revenues from continuing operations for fiscal 1998. In fiscal 1999, we operated www.theathletesfoot.com, www.dunhamssports.com, www.mcsports.com, www.sportchalet.com, www.thesportsauthority.com, and store.webmd.com. We derived $2.7 million of our net revenues from the sale of product through our partners' Web sites. We derived $2.8 million of our total net revenues from Healtheon/WebMD through the sale of product to support the launch of the WebMD Sports & Fitness Store, store.webmd.com. Other sources of revenue during the year, including sales of gift certificates to our partners' retail stores, the sale of advertising space on our partner's Web site, auction.thesportsauthority.com and outbound shipping charges to consumers, were not significant during the period. We derived no net revenues from continuing operations for any period prior to November 1999 as we did not operate any Web sites during those periods.

  Cost of Revenues. We incurred cost of revenues from continuing operations of $3.8 million for fiscal 1999 and no cost of revenues from continuing operations for fiscal 1998. As a percentage of net revenues, cost of revenues was 69.3% for fiscal 1999.

  Gross Profit. We had gross profit from continuing operations of $1.7 million for fiscal 1999 and no gross profit from continuing operations for fiscal 1998. As a percentage of net revenues, gross profit from continuing operations was 30.7% for fiscal 1999.

  Sales and Marketing Expenses. We incurred sales and marketing expenses from continuing operations of $11.6 million for fiscal 1999 and no sales and marketing expenses from continuing operations for fiscal 1998.

  Product Development Expenses. We incurred product development expenses from continuing operations of $7.3 million for fiscal 1999 and no product development expenses from continuing operations for fiscal 1998. A meaningful portion of our product development expenses in fiscal 1999 was paid to a third-party Web site development company. Because we are currently handling more development internally, we do not anticipate that a significant portion of our product development expenses in fiscal 2000 will be for third-party Web site development services.

  General and Administrative Expenses. We incurred general and administrative expenses from continuing operations of $9.3 million for fiscal 1999 and $3.5 million for fiscal 1998. While our continuing operations were not in existence in fiscal 1998, the recorded expenses reflect costs for personnel, facilities and professional fees that are currently associated with our continuing operations.

  Stock-Based Compensation, Primarily Related to Sales and Marketing,
Expense. We recorded stock-based compensation expense from continuing operations of $2.7 million for fiscal 1999. This expense related to the amortization of deferred compensation expense for options granted to employees and some non-employees and to the value of the options or warrants granted to some other non-employees. Of the $2.7 million of stock-based compensation expense, $1.9 million related to warrants granted to our partners, $555,000 related to options or warrants granted to non-employees and $217,000 related to options granted to employees. As of January 1, 2000, we had an aggregate of $1.6 million of deferred compensation remaining to be amortized.

  Interest. Interest income consists of interest earned on cash and cash equivalents. Interest expense relates primarily to bank borrowings. In fiscal 1999, we had interest income of $463,000, net of interest expense. In fiscal 1998, we had $2.4 million of interest expense, net of interest income.

 Fiscal 1998 and Fiscal 1997

  Because our continuing operations were not in existence in fiscal 1998 or fiscal 1997, we had no net revenues, cost of sales or operating expenses related to our continuing operations, other than general and administrative expenses of $3.5 million in fiscal 1998 and $2.4 million in fiscal 1997. These general and administrative expenses reflect the costs of personnel, facilities and professional fees that are currently associated with our continuing operations. Accordingly, comparisons of results from continuing operations for fiscal 1998 and fiscal 1997 are not meaningful.

Liquidity and Capital Resources

  Historically, we financed our operations through a combination of internally generated funds, equity financings, subordinated borrowings and bank credit facilities. We used our bank credit facilities to fund our investment in accounts receivable and inventory necessary to support our historical businesses.

  In connection with our decision to focus exclusively on our e-commerce business, we raised approximately $80.0 million in gross proceeds through our equity financing with SOFTBANK in July 1999. We used part of the proceeds from this financing to repay the balance on our then outstanding lines of credit, reduce trade payables and provide operating capital related to our historical businesses. We also used part of the proceeds to acquire property and equipment and fund working capital for our e-commerce business. As of January 1, 2000, we had cash and cash equivalents of approximately $27.3 million, and working capital of approximately $40.6 million, which included approximately $18.4 million of net assets of discontinued operations.

  We have incurred substantial costs to develop our e-commerce business and to recruit, train and compensate personnel for our creative, engineering, marketing, advertising, merchandising, customer service and administration departments. As a result, we have incurred substantial losses for fiscal 1999 and, as of January 1, 2000, had an accumulated deficit of $43.1 million. In order to expand our e-commerce business, we intend to invest heavily in operations, Web site development, marketing, merchandising and additional personnel. We therefore expect to continue to incur substantial operating losses for the foreseeable future.

  We used approximately $22.2 million in net cash for operating activities of continuing operations in fiscal 1999, while we generated approximately $1.1 million in net cash from operating activities of continuing operations in fiscal 1998. Net cash used in operating activities of continuing operations in fiscal 1999 was primarily the result of net losses from continuing operations and changes in inventory and accounts receivable, partially offset by changes in accounts payable and accrued expenses and stock-based compensation expense. Net cash generated from operating activities of continuing operations in fiscal 1998 was primarily the result of net losses from continuing operations and changes in accounts payable and accrued expenses.

  Our investing activities in fiscal 1999 consisted of purchases of property and equipment. We made capital expenditures of approximately $18.4 million in fiscal 1999, which were partially offset by $10.4 million in proceeds of the sale of our Branded Division.

  As of January 1, 2000, we had commitments of $6.4 million relating to the implementation of advertising and promotion programs.

  In the second quarter of fiscal 2000, we expect to receive a cash payment of $13.2 million relating to the sale of our Off-Price and Action Sports Division.

  Management expects that our current cash position combined with the proceeds from the sale of our Off-Price and Action Sports Division, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, we may need to raise additional funds in future periods through public or private financings or other arrangements to fund our operations until we achieve profitability. Failure to raise capital when needed could seriously harm our business and operating results. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

Seasonality

  We expect to experience seasonal fluctuations in our revenues. These seasonal patterns will cause quarterly fluctuations in our operating results. In particular, we expect that the fourth fiscal quarter will account for a large percentage of our total annual sales. We believe that results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year.

Inflation

  Management believes that inflation has not had a material effect on our operations.

Year 2000

  Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems and software products need to accept four digit entries to distinguish 21st century dates from 20th century dates. This could result in system failures or miscalculations causing disruption of operations for any company using computer programs or hardware.

  With respect to our Branded Division and its Off-Price and Action Sports Division, we maintained a management information system that provided, among other things, comprehensive customer order processing, inventory, production, accounting and management information for the marketing, selling, manufacturing and distribution functions of our business. Subsequent to the sale of the Branded Division on December 29, 1999, we use these systems only for the Off-Price and Action Sports Division and in connection with the collection of the accounts receivable of the Branded Division which it retained.

  We completed, as of April 1, 1999, a Year 2000 project which evaluated, identified, corrected, reprogrammed, and tested our existing systems for Year 2000 compliance. We enhanced our key information systems to improve our functionality and increase performance during the first quarter of 1999, making these applications Year 2000 compliant. The costs of these upgrades of approximately $150,000 were charged to operations as incurred. Upon consummation of the sale of the Off-Price and Action Sports Division and collection of the accounts receivable of the Branded Division, we will not have any need for these systems.

  Our e-commerce business is a new enterprise and accordingly, we have purchased or developed most of the software and hardware we use in our e-commerce business during fiscal 1999. While this does not uniformly protect us against Year 2000 exposure, we believe our exposure is limited because the systems we use are not based upon legacy hardware or software systems.

  We updated our office networking system software to be Year 2000 compliant during the third quarter of fiscal 1999. The costs of the process did not have a material impact on our results of operations, financial position, liquidity or capital resources.

  In addition to making our own systems Year 2000 compliant, we contacted the customers and key suppliers of our Branded Division and Off-Price and Action Sports Division to determine the extent to which the systems of these customers and suppliers are Year 2000 compliant and the extent to which we could be affected by the failure of these third parties to become Year 2000 compliant. We cannot presently estimate the impact of the failure of these third parties to become Year 2000 compliant, however, subsequent to January 1, 2000, we have not encountered any problems related to Year 2000 issues. There can be no assurance, however, that future Year 2000 issues, if any, will not arise.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in debt instruments of the United States Government and its agencies and in high-quality corporate issuers. We limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk.

  Investments in both fixed rate and floating rate interest earning-instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements of the Company, supplementary data and related documents that are included in this Annual Report on Form 10-K are listed in
Item 14(a), Part IV, of this Report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

  This Part incorporates certain information from the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders (the "2000 Proxy Statement") filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year covered by this Annual Report on Form 10-K. Notwithstanding such incorporation, the sections of the Company's 2000 Proxy Statement entitled "Report of the Compensation Committee" and "Performance Graph" shall not be deemed to be "filed" as part of this Report.

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information concerning the directors of the Company is incorporated by reference to the Company's 2000 Proxy Statement including but necessarily limited to the sections of the 2000 Proxy Statement entitled "Proposal 1-- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

  Information concerning executive officers of the Company who are not also directors is included in Item 4.1, Part I, of this Annual Report on Form 10-K.

ITEM 11: EXECUTIVE COMPENSATION

  This information is incorporated by reference to the Company's 2000 Proxy Statement including but necessarily limited to the section of the 2000 Proxy Statement entitled "Executive Compensation."

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  This information is incorporated by reference to the Company's 2000 Proxy Statement including but necessarily limited to the section of the 2000 Proxy Statement entitled "Principal Shareholders."

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  This information is incorporated by reference to the Company's 2000 Proxy Statement including but necessarily limited to the section of the 2000 Proxy Statement entitled "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1. CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----
   Report of Independent Auditors--Deloitte & Touche LLP                 F-1
   Consolidated Balance Sheets as of December 31, 1998 and January 1,
    2000                                                                 F-2
   Consolidated Statements of Operations for the Fiscal Years Ended
    December 31, 1997, December 31, 1998 and January 1, 2000             F-3
   Consolidated Statements of Stockholders' Equity (Deficiency) for the
    Fiscal Years Ended December 31, 1997, December 31, 1998 and January
    1, 2000                                                              F-4
   Consolidated Statements of Cash Flows for the Fiscal Years Ended
    December 31, 1997, December 31, 1998 and January 1, 2000             F-5
   Notes to Consolidated Financial Statements                            F-6

2. FINANCIAL STATEMENT SCHEDULES

  All schedules have been omitted since the required information is included in the financial statements or the notes thereto or is not applicable or required.

3. EXHIBITS

  2.1(/1/)   Securities Purchase Agreement dated June 21, 1995 by and between the Company and MR Acquisitions, Inc.
  2.2(/2/)   First Amendment to Securities Purchase Agreement by and between the Company and MR Acquisitions, Inc. dated July 31, 1995.
  2.3(/3/)   Second Amended and Restated Agreement and Plan of Reorganization,
              as amended, among RYKA Inc., a Delaware corporation, KPR Sports
              International, Inc., a Pennsylvania corporation, Apex Sports
             International, Inc., a Pennsylvania corporation, MR Management,
              Inc., a Pennsylvania corporation, and Michael G. Rubin.
  2.4(/4/)   Stock Purchase Agreement dated as of May 12, 1998 by and among
              Global Sports, Inc., DMJ Financial Inc., James J. Salter, Kenneth
              J. Finkelstein and certain other individuals and entities.
  2.5(/5/)   Asset Purchase Agreement, dated December 29, 1999, among American
              Sporting Goods Corporation and RYKA Inc., KPR Sports
              International, Inc., G.S.I., Inc., Apex Sports International,
              Inc. and Global Sports, Inc.
  2.6(/6/)   Acquisition Agreement, dated September 24, 1999, as amended, among the Company, Gen-X Acquisition (U.S.), Inc., Gen-X Acquisition
              (Canada) Inc., DMJ Financial, Inc., James J. Salter and Kenneth
              J. Finkelstein
  3.1(/3/)   Amended and Restated Certificate of Incorporation of the Company
              filed with the Secretary of State of the State of Delaware on
              December 15, 1997.
  3.2(/7/)   The Company's Bylaws, as amended.
  4.1(/7/)   Specimen of Common Stock Certificate.
 10.1(/8/)*  1987 Stock Option Plan.
 10.2(/9/)*  1988 Stock Option Plan.
 10.3(/10/)* 1990 Stock Option Plan.
 10.4(/11/)* 1992 Stock Option Plan.
 10.5(/12/)* 1993 Stock Option Plan.
 10.6(/2/)*  1995 Stock Option Plan.
 10.7(/13/)* 1995 Non-Employee Directors' Stock Option Plan.
 10.8*       1996 Equity Incentive Plan (amended and restated as of November
             16, 1999).

 10.9(/14/)*  Deferred Profit Sharing Plan and Trust.
 10.10(/15/)* 2000 Employee Stock Purchase Plan
 10.11(/2/)*  Employment Agreement dated July 31, 1995 by and between the
              Company and Steven A. Wolf.
 10.12(/16/)* Employment Agreement dated September 25, 1996 by and between the
               Company and Michael G. Rubin.
 10.13(/16/)* First Amendment to the Employment Agreement dated September 25,
               1996 by and between the Company and Michael G. Rubin.
 10.14(/17/)* Employment Agreement dated May 12, 1998 by and between the
              Company and James J. Salter.
 10.15(/17/)* Employment Agreement dated January 1, 1999 by and between the
              Company and Arthur I. Carver.
 10.16(/17/)  Employment Agreement dated February 24, 1999 by and between the
               Company and Michael R. Conn.
 10.17(/18/)* Employment Agreement dated March 28, 1999 by and between the
              Company and Michael Golden.
 10.18(/19/)* Employment Agreement dated August 9, 1999 by and between the
              Company and Arthur H. Miller.
 10.19*       Employment Agreement dated January 10, 2000 by and between the
              Company and Steven Davis.
 10.20*       Employment Agreement dated February 9, 2000 by and between the
               Company and Jordan M. Copland.
 10.21(/2/)   Registration Rights Agreement by and between the Company and MR
              Acquisitions, Inc.
 10.22(/19/)  Omnibus Services Agreement dated April 1, 1999 by and between the
              Company and Organic, Inc.
 10.23(/19/)  Amendment No. 1 to the Omnibus Services Agreement dated April 1,
               1999 by and between the Company and Organic, Inc.
 10.24(/19/)  Independent Contractor Services Agreement dated June 29, 1999 by and between the Company and Foundry, Inc.
 10.25(/19/)  Addendum No. 1 to the Independent Contractor Services Agreement
               dated June 29, 1999 by and between the Company and Foundry, Inc.
 10.26(/19/)  Agreement of Sale dated July 27, 1999 by and between the Company and IL First Avenue Associates L.P. for acquisition of property at 1075 First Avenue, King of Prussia, PA.
 10.27(/19/)  Advertising and Promotion Agreement dated October 3, 1999 by and between the Company and Yahoo! Inc. ("Yahoo").
 10.28+       Amendment No. 1 to Advertising and Promotion Agreement dated
               February 15, 2000 by and between the Company and Yahoo.
 10.29(/19/)  Transaction Management Services Agreement dated June 10, 1999 by and between the Company and Priority Fulfillment Services, Inc.
 10.30(/19/)  E-Commerce Agreement dated February 1, 1999 by and between Global
               Sports Interactive, Inc. ("GSI") and Michigan Sporting Goods
               Distributors, Inc. ("MC Sports")
 10.31        First Amendment to E-Commerce Agreement dated June 17, 1999 by and between GSI and MC Sports.
 10.32(/20/)  E-Commerce Management Agreement dated March 10, 1999 by and between GSI and The Athlete's Foot Stores, Inc.
 10.33(/20/)  E-Commerce Agreement dated March 23, 1999 by and between GSI and
               Dunham's Athleisure Corporation ("Dunham's").
 10.34        Amendment to E-Commerce Agreement dated May 25, 1999 by and between GSI and Dunham's.
 10.35        Amendment to E-Commerce Agreement dated December 5, 1999 by and between GSI and Dunham's.
 10.36(/20/)  E-Commerce Management Agreement dated March 31, 1999 by and between GSI and Sport Chalet, Inc.
 10.37(/20/)  E-Commerce Venture Agreement dated May 7, 1999 by and between GSI and The Sports Authority, Inc. ("TSA").
 10.38(/20/)  Amendment No. 1 to the E-Commerce Venture Agreement dated May 14,
               1999 by and between GSI and TSA.
 10.39(/20/)  License Agreement dated May 14, 1999 by and among TSA, The Sports
               Authority Michigan, Inc. and TheSportsAuthority.com, Inc.
               ("TSA.com").
 10.40(/20/)  E-Commerce Services Agreement dated May 14, 1999 by and between
              GSI and TSA.com.

 10.41(/20/) E-Commerce Agreement dated May 14, 1999 by and among TSA and
             TSA.com.
 10.42(/20/) Agreement dated May 14, 1999, by and between TSA and the Company.
 10.43+      E-Commerce Management Agreement dated December 30, 1999 by and between GSI and Oshman's Sporting Goods, Inc.-Services.
 10.44+      Strategic Alliance Agreement dated February 28, 2000 by and among
             GSI and Bluelight.Com LLC.
 23.1        Consent of Independent Auditors.
 27.1        Financial Data Schedule (electronic filing only).

--------
*Management contract or compensatory plan or arrangement
+ Confidential treatment has been requested as to certain portions of this exhibit. The omitted portions have been separately filed with the Securities and Exchange Commission.
 (/1/) Incorporated by reference to the Company's Current Report on Form 8-K dated June 21, 1995.
 (/2/) Incorporated by reference to the Company's Current Report on Form 8-K dated July 31, 1995.
 (/3/) Incorporated by reference to the Company's Definitive Proxy Materials filed November 12, 1997.
 (/4/) Incorporated by reference to the Company's Current Report on Form 8-K dated May 27, 1998.
 (/5/) Incorporated by reference to the Company's Current Report on Form 8-K dated January 13, 2000.
 (/6/) Incorporated by reference to the Company's Quarterly Report on Form 10-
       Q/A for the nine-month period ended September 30, 1999, filed March 21, 2000.
 (/7/) Incorporated by reference to the Company's Registration Statement No. 33-
       33754.
 (/8/) Incorporated by reference to the Company's Registration Statement No. 33-
       19754-B.
 (/9/) Incorporated by reference to the Company's Registration Statement No. 33-
       27501.
(/10/) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the nine-month period ended September 30, 1990.
(/11/) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.
(/12/) Incorporated by reference to the Company's Form S-8 Registration
       Statement filed on January 3, 1994.
(/13/) Incorporated by reference to the Company's Proxy Statement filed on October 13, 1995 in connection with the 1995 Special Meeting in lieu of Annual Meeting held on November 15, 1995.
(/14/) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three-month period ended March 31, 1998.
(/15/) Incorporated by reference to the Company's Preliminary Proxy Statement filed on March 22, 2000 in connection with the 2000 Annual Meeting. (/16/) Incorporated)by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
(/17/) Incorporated)by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
(/18/) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three-month period ended March 31, 1999.
(/19/) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the nine-month period ended September 30, 1999.
(/20/) Incorporated by reference to the Company's Current Report on Form 8-K dated December 28, 1999.

(b) REPORTS ON FORM 8-K

  No reports on Form 8-K were filed by the Company during the quarter ended January 1, 2000.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf on the date indicated by the undersigned thereunto duly authorized.

Date: March 30, 2000                      GLOBAL SPORTS, INC.

                                                  /s/ Michael G. Rubin
                                          By: _________________________________
                                                     Michael G. Rubin,
                                                Chairman and Chief Executive
                                                          Officer

                               POWER OF ATTORNEY

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Michael G. Rubin            Chairman and Chief           March 30, 2000
______________________________________  Executive Officer
           Michael G. Rubin             (principal executive
                                        officer)

      /s/ Jordan M. Copland            Executive Vice President     March 30, 2000
______________________________________  and Chief Financial
          Jordan M. Copland             Officer (principal
                                        financial officer and
                                        principal accounting
                                        officer)

     /s/ Kenneth J. Adelberg           Director                     March 30, 2000
______________________________________
         Kenneth J. Adelberg

         /s/ Harvey Lamm               Director                     March 30, 2000
______________________________________
             Harvey Lamm

        /s/ Charles R. Lax             Director                     March 30, 2000
______________________________________
            Charles R. Lax

      /s/ Jeffrey F. Rayport           Director                     March 30, 2000
______________________________________
        Dr. Jeffrey F. Rayport

       /s/ Ronald D. Fisher            Director                     March 30, 2000
______________________________________
           Ronald D. Fisher

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page
                                                                      ---------
Independent Auditors' Report--Deloitte & Touche LLP.................        F-1

Consolidated Balance Sheets as of December 31, 1998 and January 1,
 2000...............................................................        F-2

Consolidated Statements of Operations for the Fiscal Years Ended
 December 31, 1997, December 31, 1998 and January 1, 2000...........        F-3

Consolidated Statements of Stockholders' Equity (Deficiency) for the
 Fiscal Years Ended December 31, 1997, December 31, 1998 and January
 1, 2000............................................................        F-4

Consolidated Statements of Cash Flows for the Fiscal Years Ended
 December 31, 1997, December 31, 1998 and January 1, 2000...........        F-5

Notes to Consolidated Financial Statements..........................  F-6--F-27

                         INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Global Sports, Inc.

  We have audited the accompanying consolidated balance sheets of Global Sports, Inc. and Subsidiaries (the "Company") as of December 31, 1998 and January 1, 2000 and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended January 1, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and January 1, 2000 and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
_____________________________________
Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 22, 2000

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                      December 31,   January 1,
                                                          1998          2000
                                                      ------------  ------------
                       ASSETS
Current assets:
  Cash and cash equivalents.........................  $    83,169   $ 27,345,263
  Accounts receivable, net..........................          --       2,738,201
  Inventory.........................................          --      10,697,438
  Prepaid expenses and other current assets.........      599,224      1,444,634
  Refundable income taxes...........................          --       1,337,584
  Net assets of discontinued operations.............   41,127,839     18,380,806
                                                      -----------   ------------
    Total current assets............................   41,810,232     61,943,926
Property and equipment, net of accumulated deprecia-
 tion and amortization..............................    2,988,714     20,681,724
Other assets, net...................................      253,626        109,887
                                                      -----------   ------------
    Total assets....................................  $45,052,572   $ 82,735,537
                                                      ===========   ============
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................  $ 3,595,996   $ 15,761,340
  Accrued advertising, promotion and other ex-
   penses...........................................       56,028      5,483,300
  Income taxes payable..............................    1,378,820            --
  Current portion--capital lease obligation, related
   party............................................      127,966        141,016
  Subordinated notes payable, related party.........    1,805,841            --
                                                      -----------   ------------
    Total current liabilities.......................    6,964,651     21,385,656
Notes payable, bank.................................   18,812,156            --
Capital lease obligation, related party.............    2,181,265      2,040,249
Mandatorily redeemable preferred stock..............          100             80
Commitments and contingencies.......................
Stockholders' equity:
  Preferred stock, $0.01 par value, 1,000,000 shares
   authorized in 1998 and 1999; 10,000 and 8,000
   shares issued as mandatorily redeemable preferred
   stock in 1998 and 1999, respectively.............          --             --
  Common stock, $0.01 par value, 20,000,000 and
   60,000,000 shares authorized in 1998 and 1999;
   12,994,464 and 19,544,249 shares issued in 1998
   and 1999, respectively; 11,925,378 and 18,475,163
   shares outstanding in 1998 and 1999,
   respectively.....................................      129,947        195,442
  Additional paid in capital........................   17,111,166    102,460,622
  Accumulated other comprehensive loss..............      (47,431)           --
  Retained earnings (accumulated deficit)...........      114,535    (43,132,695)
                                                      -----------   ------------
                                                       17,308,217     59,523,369
  Less: Treasury stock, at cost.....................      213,817        213,817
                                                      -----------   ------------
    Total stockholders' equity......................   17,094,400     59,309,552
                                                      -----------   ------------
    Total liabilities and stockholders' equity......  $45,052,572   $ 82,735,537
                                                      ===========   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Year Ended December 31,
                                    ------------------------
                                                              Fiscal Year Ended
                                       1997         1998       January 1, 2000
                                    -----------  -----------  -----------------
Net revenues....................... $       --   $       --     $  5,510,576
Cost of revenues...................         --           --        3,816,767
                                    -----------  -----------    ------------
  Gross profit.....................         --           --        1,693,809
Operating expenses:
  Sales and marketing..............         --           --       11,608,556
  Product development..............         --           --        7,264,425
  General and administrative.......   2,389,223    3,452,914       9,310,744
  Stock-based compensation,
   primarily related to sales and
   marketing.......................         --           --        2,654,834
                                    -----------  -----------    ------------
    Total operating expenses.......   2,389,223    3,452,914      30,838,559
                                    -----------  -----------    ------------
Other (income) expenses:
  Interest expense.................   2,013,028    2,366,935         312,655
  Interest income..................         --           --         (774,139)
  Other, net.......................         --           --           (1,999)
                                    -----------  -----------    ------------
    Total other (income) expenses..   2,013,028    2,366,935        (463,483)
                                    -----------  -----------    ------------
Loss from continuing operations
 before income taxes...............  (4,402,251)  (5,819,849)    (28,681,267)
Benefit from income taxes..........         --     1,978,749       2,220,878
                                    -----------  -----------    ------------
Loss from continuing operations....  (4,402,251)  (3,841,100)    (26,460,389)
Discontinued operations:
  Income from discontinued
   operations (net of income tax
   provisions (benefits) of $--,
   $3,879,567, and $(582,804) in
   1997, 1998 and 1999,
   respectively)...................     246,956    9,664,956         549,838
  Loss on disposition of
   discontinued operations (net of
   income tax provision of
   $2,159,916).....................         --           --      (17,336,679)
                                    -----------  -----------    ------------
Net income (loss).................. $(4,155,295) $ 5,823,856    $(43,247,230)
                                    ===========  ===========    ============
Earnings (losses) per share:
  Basic and diluted--
    Loss from continuing opera-
     tions......................... $     (1.47) $      (.34)   $      (1.78)
    Income from discontinued opera-
     tions.........................         .08          .85             .04
    Loss on disposition of discon-
     tinued operations.............         --           --            (1.17)
                                    -----------  -----------    ------------
    Net income (loss).............. $     (1.39) $       .51    $      (2.91)
                                    ===========  ===========    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES

                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                     Common Stock                                                                Treasury Stock
                  -------------------                                                          --------------------
                                                      Retained                    Accumulated
                                       Additional     Earnings                       Other
                                        Paid in     (Accumulated  Comprehensive  Comprehensive
                    Shares   Dollars    Capital       Deficit)    Income (Loss)  Income (Loss)  Shares     Dollars      Total
                  ---------- -------- ------------  ------------  -------------  ------------- ---------  ---------  ------------
Combined balance
 at December 31,
 1996...........       2,000 $  2,000 $  1,066,758  $ (1,554,026)                  $(41,865)         100  $  25,000  $   (502,133)
Net loss........                                      (4,155,295) $ (4,155,295)                                        (4,155,295)
Translation
 adjustments....                                                         6,345        6,345                                 6,345
                                                                  ------------
Comprehensive
 loss...........                                                  $ (4,148,950)
                                                                  ============
Warrant
 compensation
 related to
 former
 officer........                           152,333                                                                        152,333
Equity in stock
 issuances of
 RYKA Inc.......                           356,534                                                                        356,534
Adjustments
 arising from
 reorganization,
 1,608.06-for-1
 stock split and
 change from no
 par value to
 $.01 per
 share..........   3,316,111   31,184       (6,184)                                                 (100)   (25,000)          --
Common stock
 issued in
 acquisition of
 RYKA Inc. and
 acquisition of
 treasury
 stock..........   8,169,086   81,691    6,431,691                                             1,069,086   (213,817)    6,299,565
                  ---------- -------- ------------  ------------                   --------    ---------  ---------  ------------
Consolidated
 balance at
 December 31,
 1997...........  11,487,197  114,875    8,001,132    (5,709,321)                   (35,520)   1,069,086   (213,817)    2,157,349
Net income......                                       5,823,856  $  5,823,856                                          5,823,856
Translation
 adjustments....                                                       (11,911)     (11,911)                              (11,911)
                                                                  ------------
Comprehensive
 income.........                                                  $  5,811,945
                                                                  ============
Acquisition of
 the Gen-X
 Companies......   1,500,000   15,000    8,936,850                                                                      8,951,850
Issuance of
 warrants to
 purchase common
 stock in
 exchange for
 services.......                           150,000                                                                        150,000
Issuance of
 common stock
 upon exercise
 of options.....       7,267       72       23,184                                                                         23,256
                  ---------- -------- ------------  ------------                   --------    ---------  ---------  ------------
Consolidated
 balance at
 December 31,
 1998...........  12,994,464  129,947   17,111,166       114,535                    (47,431)   1,069,086   (213,817)   17,094,400
Net loss........                                     (43,247,230) $(43,247,230)                                       (43,247,230)
Translation
 adjustments....                                                        47,431       47,431                                47,431
                                                                  ------------
Comprehensive
 loss...........                                                  $(43,199,799)
                                                                  ============
Issuance of
 common stock to
 SOFTBANK, net
 of costs.......   6,153,850   61,538   79,755,065                                                                     79,816,603
Issuance of
 options and
 warrants to
 purchase common
 stock in
 exchange for
 services.......                         3,770,778                                                                      3,770,778
Issuance of
 common stock
 upon exercise
 of options and
 warrants.......     395,935    3,957    1,823,613                                                                      1,827,570
                  ---------- -------- ------------  ------------                   --------    ---------  ---------  ------------
Consolidated
 balance at
 January 1,
 2000...........  19,544,249 $195,442 $102,460,622  $(43,132,695)                  $    --     1,069,086  $(213,817) $ 59,309,552
                  ========== ======== ============  ============                   ========    =========  =========  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                         Year Ended December 31,
                                         ------------------------
                                                                   Fiscal Year
                                                                      Ended
                                                                    January 1,
                                            1997         1998          2000
                                         -----------  -----------  ------------
Cash Flows from Operating Activities:
  Net income (loss)....................  $(4,155,295) $ 5,823,856  $(43,247,230)
   Deduct:
    Income from discontinued
     operations........................      246,956    9,664,956       549,838
    Loss on disposal of discontinued
     operations........................          --           --    (17,336,679)
                                         -----------  -----------  ------------
  Loss from continuing operations......   (4,402,251)  (3,841,100)  (26,460,389)
  Adjustments to reconcile loss from
   continuing operations to net cash
   provided by (used in) operating
   activities:
    Depreciation and amortization......      368,227      567,310       728,000
    Loss on disposition of equipment...          --        19,819           --
    Stock-based compensation expense...      152,333      150,000     2,654,834
  Changes in operating assets and
   liabilities, net of acquisitions and
   discontinued operations:
    Accounts receivable................          --           --     (2,738,201)
    Inventory..........................          --           --    (10,697,438)
    Prepaid expenses and other current
     assets............................   (3,551,074)    (168,945)     (845,410)
    Refundable income taxes............          --           --     (1,337,584)
    Other assets.......................     (576,542)      33,571       173,739
    Accounts payable and accrued
     expenses..........................      491,169    4,292,548    17,727,273
    Income taxes payable...............          --           --     (1,378,820)
                                         -----------  -----------  ------------
    Net cash provided by (used in)
     continuing operations.............   (7,518,138)   1,053,203   (22,173,996)
    Net cash provided by (used in)
     discontinued operations...........   (1,629,605)   1,617,846    (3,241,206)
                                         -----------  -----------  ------------
    Net cash provided by (used in)
     operating activities..............   (9,147,743)   2,671,049   (25,415,202)
                                         -----------  -----------  ------------
Cash Flows from Investing Activities:
  Proceeds from sale of discontinued
   operations..........................          --           --     10,317,322
  Acquisition of property and
   equipment...........................     (231,987)    (397,990)  (18,421,010)
                                         -----------  -----------  ------------
    Net cash used in investing
     activities........................     (231,987)    (397,990)   (8,103,688)
                                         -----------  -----------  ------------
Cash Flows from Financing Activities:
  Net borrowings (repayments) under
   line of credit......................    9,984,077   (1,853,992)  (18,812,156)
  Costs of debt issuance...............     (266,304)     (80,000)      (30,000)
  Repayments of capital lease
   obligation..........................     (105,378)    (116,124)     (127,966)
  Proceeds from subordinated note from
   SOFTBANK............................          --           --     15,000,000
  Proceeds from issuance of common
   stock to SOFTBANK...................          --           --     64,727,378
  Proceeds from exercises of common
   stock options and warrants..........          --        23,256     1,827,570
  Proceeds from sale of minority
   interest in subsidiary..............          --           --          1,999
  Repayment of subordinated notes
   payable, related party..............     (416,000)    (250,000)   (1,805,841)
                                         -----------  -----------  ------------
    Net cash provided by (used in)
     financing activities..............    9,196,395   (2,276,860)   60,780,984
                                         -----------  -----------  ------------
Effect of exchange rate changes on cash
 and cash equivalents..................        6,345      (11,911)          --
                                         -----------  -----------  ------------
Net increase (decrease) in cash and
 cash equivalents......................     (176,990)     (15,712)   27,262,094
Cash and cash equivalents, beginning of
 year..................................      275,871       98,881        83,169
                                         -----------  -----------  ------------
Cash and cash equivalents, end of
 year..................................  $    98,881  $    83,169  $ 27,345,263
                                         ===========  ===========  ============
Supplemental disclosure of cash flow
 information:
  Cash paid during the year for
   interest............................  $ 1,882,198  $ 3,056,160  $  1,993,647
                                         ===========  ===========  ============
Supplemental disclosure of non-cash
 investing and financing activities:
  Notes payable issued in
   acquisitions........................  $       --   $ 6,000,000  $        --
                                         ===========  ===========  ============
  Issuance of common stock of affiliate
   at a price per share in excess of
   the Company's carrying amount.......  $   356,534  $       --   $        --
                                         ===========  ===========  ============
  Refinancing of revolving credit
   agreement...........................  $16,718,420  $       --   $        --
                                         ===========  ===========  ============
  Issuance of common stock for
   acquisition of the Gen-X Companies..  $       --   $ 8,951,850  $        --
                                         ===========  ===========  ============
  Issuance of mandatorily redeemable
   preferred stock.....................  $       --   $       100  $        --
                                         ===========  ===========  ============
  Issuance of common stock in
   satisfaction of accrued interest on
   subordinated note from SOFTBANK.....  $       --   $       --   $     89,225
                                         ===========  ===========  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--DESCRIPTION OF BUSINESS

  Global Sports, Inc. ("Global" or the "Company"), a Delaware corporation, develops and operates the electronic commerce ("e-commerce") sporting goods businesses of several traditional sporting goods retailers, general merchandisers, internet and media companies under exclusive long-term agreements. The Company's partners include The Sports Authority, Oshman's Sporting Goods, The Athlete's Foot, Sport Chalet, MC Sports, Dunham's Sports, BlueLight.com and Healtheon/WebMD.

  See Note 18 for a description of discontinued operations.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

  The following summarize the Company's significant accounting policies, some of which apply only to discontinued operations (see Note 18):

  Fiscal Year: During 1999, the Company changed its fiscal year end date from a calendar year end to a year end date representing the Saturday closest to December 31, beginning with the fiscal year ended January 1, 2000. The fiscal year is named for the calendar year ending on that December 31. The effect on results of operations of the extra day in the fiscal year ended January 1, 2000 is not significant.

  Principles of Consolidation: The financial statements presented include the accounts of Global Sports, Inc., a Delaware corporation, and the following wholly-owned or controlled subsidiaries:

    Global Sports Interactive, Inc. (PA)
    TheSportsAuthority.com, Inc. (PA)
    APEX Sports International, Inc. (PA)
    KPR Sports International, Inc. (PA)
    MR Management, Inc. (PA)
    1075 First Global Associates, LLC (PA)
    RYKA Inc. (PA)
    G.S.I., Inc. (DE)
    Gen-X Holdings, Inc. (WA)
    Gen-X Equipment Inc. (Ontario)
    Lamar Snowboards, Inc. (MO)

  All intercompany balances and transactions have been eliminated in consolidation.

  Use of Estimates: The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

  Cash and Cash Equivalents: The Company considers all highly liquid investments with maturities at date of purchase of three months or less to be cash equivalents. At January 1, 2000, the Company had $26,749,053 of excess cash invested in a money market fund with a major financial institution, which is included in cash and cash equivalents. Interest income related to this investment for the fiscal year ended January 1, 2000 was $774,139.

  Inventory: Inventory, primarily consisting of sporting goods, athletic equipment, footwear and apparel, is valued at the lower of cost (determined using the first-in, first-out method) or market.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

  Property and Equipment: Property and equipment are stated at cost, net of accumulated depreciation or amortization. Depreciation or amortization is provided using the straight-line method over the estimated useful lives of the assets, which are generally:

  . Two years for computer hardware and software and capitalized software development costs;

  .  Three to seven years for furniture and office equipment;

  .  The lesser of fifteen years or lease term for leasehold improvements;

  .  Fifteen years for building improvements; and

  .  Thirty years for buildings.

  Upon retirement or other disposition of these assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in results of operations. Expenditures for maintenance and repairs are expensed as incurred.

  Goodwill, Intangibles and Other Assets: The cost of goodwill and intangibles is amortized on a straight-line basis over ten to twenty years. Goodwill is reported net of accumulated amortization of $777,376 in 1998. Intangibles, which principally represent the cost of acquiring licenses, patents and trademarks, are reported net of accumulated amortization of $270,124 in 1998. Amortization of goodwill and intangibles is included in discontinued operations. As a result of the disposition of the Branded division on December 29, 1999 (see Note 18), goodwill and intangibles were fully amortized and the related charge is included in the loss on disposition of discontinued operations.

  Closing and other fees incurred at the inception of loan facilities are deferred and are amortized over the term of the loan agreement (see Note 15). As a result of the disposition of the Branded division on December 29, 1999 (see Note 18), the Company accelerated the amortization of the balance of all such loan fees and the related charge is included in the loss on disposition of discontinued operations. As of December 31, 1998, the unamortized balance of all such loan fees was $247,772.

  The realizability of goodwill, intangibles and other assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses, including undiscounted cash flow and profitability projections that incorporate, as applicable, the impact on existing company businesses. The analyses necessarily involve significant management judgment. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the goodwill or intangible assets exceeds its estimated fair value.

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

  Sale of Stock by an Equity Method Investee: Prior to the 1997 reorganization (see Note 16), changes in the KPR Companies' proportionate share of the underlying equity of RYKA, an equity method investee, which result from the issuance of additional securities by such investee, were credited directly to additional paid-in capital. In 1997, $356,534 of such gains were credited to additional paid-in capital (see Note 17).

  Foreign Currency Translation: In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation, exchange adjustments resulting from foreign

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
currency transactions generally are recognized currently in income, whereas adjustments resulting from translations of financial statements are reflected in accumulated other comprehensive income (loss). The cumulative currency translation loss as of December 31, 1998 was $47,431. Gains and losses on foreign currency transactions for the fiscal years ended December 31, 1998 and January 1, 2000 resulted in net foreign currency losses of $194,064 and $103,955, respectively, and are included in discontinued operations. There were no foreign currency transactions in 1997.

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

  Fair Value of Financial Instruments: The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and notes payable are a reasonable estimate of their fair values at December 31, 1998 and January 1, 2000, based on the short maturity of these instruments.

  Net Revenues: Net revenues include primarily revenues generated from the sale of product through the Company's Web sites. Revenues from product sales, net of discounts and allowances for returns, are recognized upon the shipment of product to customers. Other sources of revenues, including the sale of gift certificates to the Company's retail partners' land-based stores, the sale of advertising on the Company's Web sites and outbound shipping charges, were not significant for the fiscal year ended January 1, 2000.

  Promotional Shipping Costs: During 1999, as part of a promotion in connection with the launch of the Company's Web sites, the Company offered free shipping on certain orders. The expense related to this temporary promotion for the year ended January 1, 2000 was $566,091 and has been included in selling and marketing expense.

  Advertising: The Company expenses the cost of advertising in accordance with the AICPA Accounting Standards Executive Committee's Statement of Position ("SOP") 93-7, Reporting on Advertising Costs. Advertising expense was $2,471,731 for the fiscal year ended January 1, 2000. Advertising expense of discontinued operations was $431,753 and $1,774,753 for the fiscal years ended December 31, 1997 and December 31, 1998, respectively.

  Product Development: Product development expenses consist primarily of expenses associated with building, developing and operating the partners' Web sites; payroll and related expenses for engineering, production, creative and management information systems; and depreciation expense related to capitalized hardware and software.

  Stock-Based Compensation: SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company accounts for stock-based compensation issued to non-employees in accordance with SFAS No. 123 and Emerging Issues Task Force ("EITF") No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

  Income Taxes: Prior to December 15, 1997, the KPR Companies (see Note 16) had elected to be taxed as S Corporations, under provisions of the Internal Revenue Code and various state income tax regulations. As such,

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
current taxable income had been included on the income tax returns of the then sole shareholder for federal and state income tax purposes and no provision had been made for federal income taxes. On December 15, 1997, the KPR Companies effected a merger with RYKA Inc. As a result of the merger, the KPR Companies' S election was terminated. The Company, now renamed Global Sports, Inc., is considered a C corporation and is subject to federal and state income taxes. As such, taxes on income are provided based upon SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

 New Accounting Pronouncements

  Computer Costs: In March 1998, the AICPA Accounting Standards Executive Committee issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies the characteristics of internal-use software. This statement was adopted on January 1, 1999 and did not have a material effect on the Company's results of operations, cash flows or financial position.

  Start-Up Costs: In April 1998, the AICPA Accounting Standards Executive Committee issued SOP 98-5, Reporting on the Costs of Start-Up Activities. The statement requires that costs of start-up activities, including organization costs, be expensed as incurred. This statement was adopted on January 1, 1999 and did not have a material effect on the Company's results of operations, cash flows or financial position.

  Derivative Instruments: SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 2000, although early adoption is encouraged. The Company has not yet assessed what the impact of this statement will be on the Company's future earnings or financial position.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

NOTE 3--PROPERTY AND EQUIPMENT

  The major classes of property and equipment, at cost, as of December 31, 1998 and January 1, 2000 are as follows:

                                                      December 31, January 1,
                                                          1998        2000
                                                      ------------ -----------
   Computer hardware and software....................  $  957,654  $10,178,971
   Building..........................................         --     6,437,916
   Building--under capital lease (see Note 4)........   2,666,958    2,666,958
   Furniture and office equipment....................     232,414    1,793,037
   Land..............................................         --     1,240,000
   Leasehold improvements............................     336,926      328,042
   Construction in progress..........................      17,392       33,725
                                                       ----------  -----------
                                                        4,211,344   22,678,649
   Less: Accumulated depreciation and amortization...  (1,222,630)  (1,996,925)
                                                       ----------  -----------
   Property and equipment, net.......................  $2,988,714  $20,681,724
                                                       ==========  ===========

NOTE 4--CAPITAL LEASE

  In September 1994, the Company entered into a fifteen-year capital lease with its Chairman and Chief Executive Officer, for its former corporate headquarters and warehouse space. The rental amount is subject to annual increases based on the Consumer Price Index and is currently $351,396 per annum. The Company pays all insurance and maintenance relating to the leased property. The mortgages on the leased property are collateralized by guarantees of a subsidiary of the Company and have an aggregate outstanding principal balance of $1,525,169 and $1,456,101 as of December 31, 1998 and January 1, 2000, respectively. As of December 31, 1998 and January 1, 2000, the Company's net investment in this capital lease was $2,007,035, and $1,801,884, respectively, which were included in property and equipment. Interest recorded on this capital lease for the fiscal years ended December 31, 1997, December 31, 1998 and January 1, 2000 was $242,120, $234,345,
$223,430, respectively.

  Future minimum lease payments under this capital lease at January 1, 2000, together with the present value of those future minimum lease payments, are as follows:

     2000........................................................... $  351,396
     2001...........................................................    351,396
     2002...........................................................    351,396
     2003...........................................................    351,396
     2004...........................................................    351,396
     Thereafter.....................................................  1,669,136
                                                                     ----------
     Total future minimum lease payments............................  3,426,116
     Less: Interest discount amount.................................  1,244,851
                                                                     ----------
     Total present value of future minimum lease payments...........  2,181,265
     Less: Current portion..........................................    141,016
                                                                     ----------
     Long-term portion.............................................. $2,040,249
                                                                     ==========

  In November 1999, the Company relocated its corporate headquarters to a Company-owned facility and is currently negotiating the termination of the lease on its former corporate headquarters. Management expects that this lease termination will not have a material effect on future results of operations, cash flows or financial position.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

NOTE 5--STOCKHOLDERS' EQUITY

 Preferred Stock

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

  In connection with the acquisition of the Gen-X Companies on May 12, 1998, the Company issued 10,000 shares of mandatorily redeemable preferred stock. The redemption price of these preferred shares is contingent on certain sales and gross profit targets, ranging from a minimum of $.01 per share to a maximum of $50.00 per share, and are redeemable over a five year period. During the fiscal year ended January 1, 2000, 2,000 shares were redeemed for $100,000 (see Note 18).

 Common Stock

  On July 13, 1999, the shareholders approved an amendment to the Company's Certificate of Incorporation that increased the maximum number of authorized shares of common stock by 40,000,000 to 60,000,000.

  On June 10, 1999, the Company and SOFTBANK America Inc. ("SOFTBANK") entered into a stock purchase agreement and related agreements for the sale of 6,153,850 shares of the Company's common stock to certain affiliates of SOFTBANK at a price of $13.00 per share (the closing price on May 26, 1999, the day prior to the day the Company and SOFTBANK agreed in principle to the transaction) for an aggregate purchase price of $80,000,050, reduced by transaction costs of $183,447 and accrued interest of $89,225 and principal related to an interim loan from SOFTBANK. In order to provide capital to the Company until closing, which occurred on July 23, 1999, the Company and SOFTBANK entered into an interim subordinated loan agreement on June 10, 1999 pursuant to which SOFTBANK loaned the Company $15,000,000 at an interest rate of 4.98% per annum until closing. At the July 23, 1999 closing, this loan amount was converted into shares of the Company's common stock.

  On April 21, 1997, RYKA sold 125,000 shares of its common stock for $750,000 to certain private investors. The proceeds from this sale were used to repay $385,000 of the Subordinated Note Payable owed to the KPR Companies from RYKA and to enable the Company to open $810,000 in letter of credit agreements for the benefit of KPR.

  In connection with the investment in RYKA Inc. in 1995, MR Acquisitions, L.L.C. ("MR Acquisitions"), a company wholly-owned by the Company's Chairman and Chief Executive Officer, was granted contingent warrants to purchase 455,000 shares of common stock. As of December 31, 1997, MR Acquisitions had exercised warrants to purchase 361,587 of the 455,000 shares of RYKA common stock for which it paid an aggregate exercise price of $72,317. These 361,587 shares represent the full number of warrants that MR Acquisitions was entitled to exercise under the terms of the warrants. MR Acquisitions was not entitled to exercise the remaining warrants for 93,413 shares because certain contingencies were not fully satisfied.

NOTE 6--STOCK OPTIONS AND WARRANTS

  As part of the 1997 reorganization (see Note 16), on December 15, 1997 the Company assumed eight separate stock option plans (the "Plans"). Under the terms of the 1987 Stock Option Plan, the 1988 Stock Option Plan, the 1990 Stock Option Plan, the 1992 Stock Option Plan, the 1993 Stock Option Plan, the 1995 Stock Option Plan, the 1995 Non-Employee Directors' Stock Option Plan and the 1996 Equity Incentive Plan (as amended), the Company may grant qualified and nonqualified options and warrants to purchase up to 31,321;

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

17,500; 37,500; 43,750; 45,000; 75,000; 12,500 and 3,000,000 shares of common stock, respectively, to employees, directors and consultants of the Company. The options and warrants vest at various times over periods ranging up to five years. The options and warrants, if not exercised, expire up to ten years after the date of grant. Stock appreciation rights ("SAR's") may be granted under the Plans either alone or in tandem with stock options. Generally, recipients of SAR's are entitled to receive, upon exercise, cash or shares of common stock (valued at the then fair market value of the company's common stock) equal to such fair market value on the date of exercise minus such fair value on the date of grant of the shares subject to the SAR, although certain other measurements also may be used. A SAR granted in tandem with a stock option is exercisable only if and to the extent that the option is exercised. No SAR's have been granted to date under the Plans.

  Pursuant to option grant letters issued by RYKA prior to the 1997 reorganization (see Note 16), but not pursuant to any formal plan ("Non-Plan Grants"), the Company assumed options issued to certain individuals to purchase shares of the company's common stock at prices which approximated fair market value at the date of grant. The options vest at various times over periods ranging up to five years and, if not exercised, expire up to ten years after the date of grant.

  The following table summarizes the stock option activity for the fiscal years ended December 31, 1997, December 31, 1998 and January 1, 2000:

                                                                        Weighted
                                                                        Average
                                                             Number of  Exercise
                                                              Shares     Price
                                                             ---------  --------
   Assumed as of December 15, 1997..........................   219,547   $10.90
     Granted................................................   441,850     3.69
     Exercised .............................................       --       --
     Canceled...............................................  (118,716)    8.95
                                                             ---------
   Outstanding as of December 31, 1997......................   542,681     5.45
     Granted................................................   695,750     5.79
     Exercised..............................................    (7,267)    3.20
     Canceled...............................................   (42,583)    6.24
                                                             ---------
   Outstanding as of December 31, 1998...................... 1,188,581     5.71
     Granted................................................ 1,307,907    14.82
     Exercised..............................................  (345,937)    4.84
     Canceled...............................................  (226,934)    8.03
                                                             ---------
   Outstanding as of January 1, 2000........................ 1,923,617    11.71
                                                             =========

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

  The following table summarizes the stock warrant activity for the fiscal years ended December 31, 1997, December 31, 1998 and January 1, 2000:

                                                                        Weighted
                                                               Number   Average
                                                                 of     Exercise
                                                               Shares    Price
                                                               -------  --------
     Assumed as of December 15, 1997.......................... 236,486   $5.37
       Granted................................................     --      --
       Exercised..............................................     --      --
       Canceled...............................................     --      --
                                                               -------
     Outstanding as of December 31, 1997...................... 236,486    5.37
       Granted................................................  67,000    6.71
       Exercised..............................................     --      --
       Canceled............................................... (96,552)   4.27
                                                               -------
     Outstanding as of December 31, 1998...................... 206,934    6.35
       Granted................................................ 333,320   14.42
       Exercised.............................................. (49,998)   7.63
       Canceled...............................................    (923)  16.25
                                                               -------
     Outstanding as of January 1, 2000........................ 489,333   11.90
                                                               =======

  During the fiscal year ended January 1, 2000, the Company granted to retailers, consultants, and employees options, warrants, and discounted stock awards to purchase an aggregate of 1,641,227 shares (1,105,741 shares relating to employees and 535,486 shares relating to retailers and consultants) of the Company's common stock at prices ranging from $0.01 to $24.69 per share. The value of options, warrants and discounted stock options granted during 1999 amounted to $5,341,195 ($406,069 relating to employees and $4,935,126 relating to retailers and consultants) of which the Company reflected $3,770,778 as expense in the fiscal year ended January 1, 2000. The balance will be recognized as services are provided over terms ranging from four to five years. Of the amount recognized as expense during the fiscal year ended January 1, 2000, $2,654,834 is included in continuing operations ($217,476 relating to employees and $2,437,358 relating to retailers and consultants) and $1,115,945 is included in discontinued operations.

  During the latter part of the fiscal year ended January 1, 2000, the Company issued warrants to purchase 123,500 shares of the Company's common stock with a fair value at the dates of grant amounting to $1,579,495 to non-employees which are included in the options and warrants described above. Because these warrants require certain counterparty performance conditions, they are subject to variable plan accounting. The Company is recording compensation expense over the five-year term of the warrants as required by EITF No. 98-16 and recognized $66,170 as compensation expense for the fiscal year ended January 1, 2000. The amount of compensation expense recognized in future years is subject to adjustment based upon changes in the price of the Company's common stock.

  In connection with the disposition of its historical businesses in fiscal 1999, the Company accelerated the vesting of 415,441 options previously granted to employees of the discontinued operations as an inducement to remain with the businesses for a period of ninety days following their sale. For accounting purposes, the Company considers this action a cancellation of a previous award and the grant of a new award. Since the grantees will not be employees of the Company when the options are vested, the Company valued the awards in accordance with the provisions of SFAS No. 123 and charged the related expense to discontinued operations in fiscal 1999. As these awards require counterparty performance conditions, they are subject to variable plan accounting and the ultimate cost to be recognized for these awards is subject to adjustment based upon changes in both the number of employees and the price of the Company's common stock through the ninetieth day after the businesses are sold.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

  During the year ended December 31, 1998, the Company issued options and warrants to purchase 695,750 shares of common stock to various employees at a range of prices from $2.86 to $7.81 and with terms of five to ten years. The Company also issued warrants to purchase 67,000 shares of common stock to various consultants and sales agents at a range of prices from $5.11 to $7.94 and with terms of five to ten years. The Company recorded a charge of $150,000 in 1998 related to these warrants which is included in stock-based compensation.

  The following table summarizes information about options and warrants outstanding and exercisable as of January 1, 2000:

                           Outstanding                          Exercisable
          --------------------------------------------- ----------------------------
Range of              Weighted Average
Exercise    Number       Remaining     Weighted Average   Number    Weighted Average
 Prices   Outstanding Contractual Life  Exercise Price  Exercisable  Exercise Price
--------  ----------- ---------------- ---------------- ----------- ----------------
$  .01 -
  $ 6.13     525,333     7.32 years         $3.95          414,168       $ 3.89
$ 6.25 -
  $11.00     493,033     6.00                7.38          171,700         8.18
$11.20 -
  $13.00     204,511     7.97               12.14           56,011        12.45
$13.13 -
  $15.00     514,120     4.23               14.89          339,620        14.97
$15.13 -
  $30.00     675,953     9.39               18.49           75,553        17.89
           ---------                                     ---------
$  .01 -
  $30.00   2,412,950     7.02               11.75        1,057,052         9.60
           =========                                     =========

  As of January 1, 2000, 927,918 shares of common stock were available for future grants under the Plans.

  The Company accounts for the Plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for those incentive stock option awards granted to employees. Had compensation cost for such awards been determined consistent with SFAS No. 123, Accounting for Stock Based Compensation, the Company's pro forma net income (loss) and earnings (losses) per share for the fiscal years ended January 1, 2000, December 31, 1998 and December 31, 1997 would have been as follows:

                                                    As Reported    Pro Forma
                                                    ------------  ------------
   Year Ended December 31, 1997
     Net loss...................................... $ (4,155,295) $ (4,805,295)
                                                    ============  ============
     Losses per share--basic and diluted........... $      (1.39) $      (1.60)
                                                    ============  ============
   Year Ended December 31, 1998
     Net income.................................... $  5,823,856  $  4,711,383
                                                    ============  ============
     Earnings per share--basic and diluted......... $        .51  $        .41
                                                    ============  ============
   Fiscal Year Ended January 1, 2000
     Net loss...................................... $(43,247,230) $(46,850,325)
                                                    ============  ============
     Losses per share--basic and diluted........... $      (2.91) $      (3.15)
                                                    ============  ============

  The weighted average fair value of the stock options granted during the fiscal years ended December 31, 1997, December 31, 1998 and January 1, 2000 were $1.49, $3.79 and $14.82 per share, respectively.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

  The fair value of options granted under the Plans during the fiscal years ended December 31, 1997, December 31, 1998 and January 1, 2000 were estimated on the date of grant using the Black-Scholes multiple option pricing model, with the following assumptions:

                                                                   Fiscal Year
                                Year Ended        Year Ended          Ended
   Assumption                December 31, 1997 December 31, 1998 January 1, 2000
   ----------                ----------------- ----------------- ---------------
   Dividend yield..........           None              None             None
   Expected volatility.....          50.00%            77.17%           50.00%
   Average risk free
    interest rate..........           6.10%             5.16%            5.57%
   Average expected lives..     5.00 years        5.76 years       6.28 years

NOTE 7--INCOME TAXES

  The loss from continuing operations before income taxes and the related benefit from income taxes were as follows:

                                               For the Fiscal Years Ended
                                            ---------------------------------
                                            December 31, 1998 January 1, 2000
                                            ----------------- ---------------
   Loss from continuing operations before
    income taxes:
    Domestic...............................    $5,819,849       $28,681,267
    Foreign................................           --                --
                                               ----------       -----------
     Total.................................    $5,819,849       $28,681,267
                                               ==========       ===========
   Benefit from income taxes:
   Current:
    Federal................................    $1,978,749       $ 2,114,352
    State..................................           --                --
    Foreign................................           --                --
                                               ----------       -----------
     Total Current.........................    $1,978,749       $ 2,114,352
                                               ==========       ===========
   Deferred:
    Federal................................    $      --        $   106,526
    State..................................           --                --
    Foreign................................           --                --
                                               ----------       -----------
     Total Deferred........................    $      --        $   106,526
                                               ==========       ===========
   Total:
    Federal................................    $1,978,749       $ 2,220,878
    State..................................           --                --
    Foreign................................           --                --
                                               ----------       -----------
     Total.................................    $1,978,749       $ 2,220,878
                                               ==========       ===========

  For the year ended December 31, 1997, the Company had no provision for federal and state income taxes.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

  The significant components of net deferred tax assets and liabilities as of December 31, 1998 and January 1, 2000 consisted of the following:

                                             December 31, 1998 January 1, 2000
                                             ----------------- ---------------
     Deferred tax assets:
       Net operating loss carryforwards.....    $ 8,035,764     $ 21,508,643
       Deferred revenue.....................            --           205,549
       Employee benefits....................            --           416,473
       Inventory............................            --           241,308
       Depreciation.........................            --           154,408
       Provision for doubtful accounts......        308,600          111,925
                                                -----------     ------------
         Gross deferred tax assets..........      8,344,364       22,638,306
     Deferred tax liabilities...............            --               --
                                                -----------     ------------
     Net deferred tax assets and
      liabilities...........................      8,344,364       22,638,306
       Valuation allowance..................     (8,344,364)     (22,638,306)
                                                -----------     ------------
     Net deferred tax asset.................    $       --      $        --
                                                ===========     ============

  Due to the uncertainty surrounding the realization of the Company's tax attributes in future income tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets. As of January 1, 2000, the Company had available net operating loss carryforwards of approximately $54,759,299 which expire in the years 2002 through 2018. The use of certain net operating loss carryforwards may be subject to annual limitations based on ownership changes of the Company's stock, as defined by
Section 382 of the Internal Revenue Code.

  The differences between the statutory federal income tax rate and the effective income tax rate are provided in the following reconciliation:

                                                         December 31, January 1,
                                                             1998        2000
                                                         ------------ ----------
     Statutory federal income tax rate..................     34.0%      (34.0)%
     Increase (decrease) in taxes resulting from:
       Valuation allowance..............................      --         30.8
       Carryback claim refund...........................      --         (4.6)
       Other............................................      --           .1
                                                             ----       -----
     Effective income tax rate..........................     34.0%       (7.7)%
                                                             ====       =====

NOTE 8--EARNINGS (LOSSES) PER SHARE

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

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

  The amounts used in calculating earnings (losses) per share data are as follows:

                                                                  Fiscal Year
                               Year Ended        Year Ended          Ended
                            December 31, 1997 December 31, 1998 January 1, 2000
                            ----------------- ----------------- ---------------
Loss from continuing
 operations...............     $(4,402,251)      $(3,841,100)    $(26,460,389)
Income from discontinued
 operations...............         246,956         9,664,956          549,838
Loss on disposition of
 discontinued operations..             --                --       (17,336,679)
                               -----------       -----------     ------------
Net income (loss).........     $(4,155,295)      $ 5,823,856     $(43,247,230)
                               ===========       ===========     ============
Weighted average shares
 outstanding--
 basic and diluted........       2,996,027        11,378,918       14,874,018
                               ===========       ===========     ============
Outstanding common stock
 options having no
 dilutive effect..........         542,681           533,132        1,923,617
                               ===========       ===========     ============
Outstanding common stock
 warrants having no
 dilutive effect..........         236,486           384,117          489,333
                               ===========       ===========     ============

NOTE 9--SIGNIFICANT CUSTOMER/CONCENTRATIONS OF CREDIT RISK

  For the fiscal year ended January 1, 2000, net revenues include revenues from Healtheon/WebMD of $2,792,350 through the sale of product to support the launch of the WebMD Sports & Fitness Store. As of January 1, 2000, Healtheon/WebMD represented substantially all of the balance in accounts receivable. During 1999, the Company also agreed to purchase advertising from Healtheon/WebMD in the aggregate amount of $3,000,000 to occur in 1999 through the second quarter of 2000.

NOTE 10--MAJOR SUPPLIERS/ECONOMIC DEPENDENCY

  The Company purchased inventory from two suppliers during the fiscal year ended January 1, 2000 amounting to $2,206,882 and $1,764,021 or 15% and 12% of total inventory purchased, respectively. As of January 1, 2000, the Company had $1,624,321 and $1,737,666, respectively, in amounts owed to these suppliers included in accounts payable. No other supplier amounted to more than of 10% of total inventory purchased for any period presented.

NOTE 11--COMMITMENTS AND CONTINGENCIES

 Legal Proceedings

  The Company is involved in various routine litigation, including litigation in which the Company is a plaintiff, incidental to its business. The Company believes that the disposition of such routine litigation will not have a material adverse effect on the financial position or results of operations of the Company.

 Employment Agreements

  As of January 1, 2000, the Company had employment agreements with several of its officers for an aggregate annual base salary of $1,543,300 plus bonus and increases in accordance with the terms of the agreements. Terms of such contracts range from three to five years and are subject to automatic annual extensions.

 Advertising and Media Agreements

  As of January 1, 2000, the Company was contractually committed for the purchase of future advertising totaling approximately $6,447,000 (including the remaining commitment referred to in Note 9 with a significant

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
customer) and to provide barter media of no less than $5,000,000 for the fiscal year ending December 30, 2000. One such agreement requires the Company to pay an additional fee based upon revenues generated from the advertising.

 Retailer Relationships

  The Company's retailer alliances are separated into two different structures. The Company's arrangement with The Athlete's Foot, Oshman's Sporting Goods, MC Sports, Dunham's Sporting Goods, Sport Chalet and Healtheon/WebMD are exclusive licensing arrangements ranging in term from five to ten years, whereby the Company records 100% of all revenues generated on the electronic storefronts and pays a percentage of those revenues to the partner in exchange for the electronic rights to their brand name and the promotion of the electronic storefront in the partner's stores, Web site and/or marketing and communications materials. Healtheon/WebMD, The Sports Authority, Inc. and the Company are presently operating in accordance with a binding letter of intent, which expired on October 29, 1999, and the parties are in the process of negotiating a formal contract. The Company entered into a fifteen-year exclusive agreement with The Sports Authority, Inc. (the "TSA Agreement"), via the Company's 80.1%-owned subsidiary TheSportsAuthority.com ("TSA.com"). TSA.com pays a royalty to The Sports Authority, Inc. based on a percentage of sales generated by the TSA.com's electronic storefront. On or after February 1, 2002, The Sports Authority, Inc. has the right to receive (for no consideration) up to an additional 30% interest in TSA.com if certain performance targets are met. The Sports Authority, Inc. has an option to purchase, on the earlier to occur of May 9, 2002 or an initial public offering of shares of TSA.com common stock, up to a total ownership interest of 49.9% in TSA.com at a price determined by a formula defined in the TSA Agreement.

NOTE 12--SAVINGS PLAN

  The Company sponsors a voluntary defined contribution savings plan covering all U.S. employees. Company contributions to the plan for each employee may not exceed 1.5% of the employee's annual salary. Total Company contributions were $18,594, $21,431 and $28,147 for the fiscal years ended December 31, 1997, December 31, 1998 and January 1, 2000, respectively.

NOTE 13--BUSINESS SEGMENTS

  The Company operates in one principal business segment which develops and operates the e-commerce sporting goods businesses of traditional sporting goods retailers, general merchandisers, internet and media companies in domestic markets. All of the domestic net sales, operating results and identifiable assets are in the United States. See Note 18 for a discussion of the Company's discontinued operations.

NOTE 14--RELATED PARTY TRANSACTIONS

  The Company leases an office and warehouse facility from the Company's Chairman and Chief Executive Officer (see Note 4).

  A summary of the KPR Companies' related party transactions with RYKA Inc. (prior to the 1997 reorganization--see Note 16) for the year ended December 31, 1997 is as follows:

                                                Financial Statement
   Nature of Transaction                          Classification          1997
   ---------------------                   ----------------------------  -------
   Rent................................... Other (income) expenses       $45,521
   Interest on subordinated debt.......... Interest expense              $56,854

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

NOTE 15--NOTES PAYABLE

 Notes Payable, Bank

  The components of the notes payable, bank balances as of December 31, 1998 and January 1, 2000 are as follows:

                                           December 31, 1998 January 1, 2000
                                           ----------------- ---------------
   Revolving credit facility, secured by
    substantially all assets of KPR and
    RYKA (weighted average interest rate
    at December 31, 1998--8.15%)..........    $18,812,156         $ --
                                              ===========         =====

  On November 20, 1997, the KPR Companies and RYKA entered into a Loan and Security Agreement (the "Loan Agreement"). Under the Loan Agreement, as amended, the Company had access to a combined credit facility of $40,000,000 which was comprised of the KPR Companies' credit facility of $35,000,000 and RYKA's credit facility of $5,000,000. The term of the Loan Agreement was five years expiring on November 19, 2002. The KPR Companies and RYKA had an interest rate choice of prime plus 1/4% or LIBOR (Adjusted Eurodollar Rate) plus two hundred seventy-five basis points. Under the Loan Agreement, both the KPR Companies and RYKA may have borrowed up to the amount of their revolving line based upon 85% of their eligible accounts receivable and 65% of their eligible inventory, as those terms are defined in the Loan Agreement. The Loan Agreement also included 50% of outstanding letters of credit as collateral for borrowing.

  All borrowings under this line were repaid in full as of January 1, 2000 and the credit facility is in the process of being terminated. The total interest incurred in connection with this facility was $1,088,554 for the fiscal year ending January 1, 2000. The maximum amount outstanding on this line during the fiscal year ended January 1, 2000 was $25,459,189.

 Subordinated Notes Payable, Related Party

  The components of the subordinated notes payable balances as of December 31, 1998 and January 1, 2000 are as follows:

                                           December 31, 1998 January 1, 2000
                                           ----------------- ---------------
   Subordinated notes payable to
    shareholder (interest rate at
    December 31, 1998--8.25%).............    $1,805,841          $ --
                                              ==========          =====

  At December 31, 1998, the Company had $1,805,841 in outstanding subordinated notes payable held by its Chairman and Chief Executive Officer, plus accrued interest on such notes of $24,094 which was recorded in accrued expenses. This debt consists primarily of a note representing undistributed Subchapter S corporation retained earnings previously taxed to him as the sole shareholder of the KPR Companies prior to the 1997 reorganization (see Note 16). Interest accrues on such notes at the Company's choice of prime plus 1/4% or LIBOR (Adjusted Eurodollar Rate) plus two hundred seventy-five basis points. Based on its Loan Agreement, the Company is permitted to make regular payments of interest on the subordinated notes and to further reduce principal on a quarterly basis, commencing subsequent to the first quarter of 1998, in an amount up to 50% of the cumulative consolidated net income of the Company. During 1998, aggregate principal payments of $250,000 were made. On July 27, 1999, the principal balance of $1,805,841 plus interest accrued to date of $58,987 was repaid in full, for which a waiver was obtained from the Company's primary lender.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

NOTE 16--REORGANIZATION

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

NOTE 17--INVESTMENT IN RYKA INC.

  A summary of activity relating to the Company's investment in RYKA Inc. for the year ended December 31, 1997 follows:

     Investment in RYKA, December 31, 1996.......................... $1,167,986
     Equity in net loss of RYKA.....................................   (592,093)
     Equity in stock issuances of RYKA..............................    356,534
     Additional advances............................................     12,311
     Amortization of negative goodwill..............................     12,446
     RYKA partial repayment of initial advance......................   (385,000)
                                                                     ----------
     Investment in RYKA, December 14, 1997.......................... $  572,184
                                                                     ==========

  During 1997, RYKA issued for cash 125,000 shares of common stock for $6.00 per share, which was in excess of the Company's per share carrying amount. Also in 1997, MR Acquisitions exercised its warrants to purchase an additional 361,587 RYKA shares. The Company accounted for these transactions as an increase in both its investment and additional paid-in capital. As of December 14, 1997, just prior to the Reorganization (See Note 16), the Company had a 33% equity interest in the net assets of RYKA.

NOTE 18--DISCONTINUED OPERATIONS

  On April 20, 1999, the Company formalized a plan to sell two of its businesses, the Branded division and the Off-Price and Action Sports division, in order to focus exclusively on its e-commerce business. The Branded division designs and markets the RYKA and Yukon footwear brands. The Off-Price and Action Sports division is a third-party distributor and make-to-order marketer of off-price footwear, apparel and sporting goods. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of these divisions have been segregated from those of continuing operations and are presented in the Company's financial

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
statements as discontinued operations. The accompanying financial statements have been reclassified to reflect this presentation.

  On September 24, 1999, the Company and a management group led by James J. Salter and Kenneth J. Finkelstein entered into an acquisition agreement providing for the sale of the Company's Off-Price and Action Sports division, including the sale of all of the issued and outstanding capital stock of the Company's wholly-owned subsidiaries Gen-X Holdings Inc. and Gen-X Equipment Inc. (collectively, the "Gen-X Companies"). On March 13, 2000, the acquisition agreement was amended to, inter alia, (i) extend the date after which either party could terminate the acquisition agreement, (ii) provide for a larger portion of the purchase price to be paid in cash instead of a combination of cash and promissory notes, (iii) to reduce the purchase price as a result of more of the purchase price being paid in cash, (iv) to provide the purchaser with a breakup fee of $1,500,000, and (v) to accelerate the vesting of options to purchase an aggregate of 281,930 shares of Global Common Stock held by certain employees of Global. Pursuant to the terms of the acquisition agreement, as amended, the aggregate purchase price for the Off-Price and Action Sports division is approximately $17,200,000, consisting of a cash payment of $6,000,000 deposited in an escrow account by the purchaser on March 13, 2000, a cash payment at closing of $7,200,000 and assumption of certain notes payable by Global in the aggregate principal amount of approximately $4,000,000.

  On December 29, 1999, Global sold substantially all of the assets of its Branded division (other than the accounts receivable which totaled approximately $6,600,000 as of December 29, 1999) to American Sporting Goods Corporation in exchange for a cash payment of $10,447,409. The Company recognized a loss of $12,102,841 on the sale of the Branded division, including operating losses of $5,289,344 subsequent to the measurement date of April 20, 1999.

  Upon initial adoption of the plan to sell these businesses, management expected to recognize a gain upon the disposal of its historical businesses. During the second quarter of fiscal 1999, management revised its estimates and recorded a loss on disposal of $5,632,158. During the fourth quarter of fiscal 1999, when the Company consummated the sale of its Branded division, the proceeds from the sale were substantially lower than formerly anticipated. As a result of this transaction and the renegotiation of the sales price for the Off-Price and Action Sports division, management made further revisions to its estimates and recognized additional losses on disposal of $11,704,521 during the fourth quarter of fiscal 1999.

  Net sales of discontinued operations for the fiscal years ended December 31, 1997, December 31, 1998 and January 1, 2000 were $60,671,407, $131,434,971 and
$112,823,357, respectively. For the period subsequent to April 20, 1999, the measurement date, discontinued operations incurred net operating losses of $7,575,861, of which $5,289,344 was attributable to the Branded division and $2,286,517 was attributable to the Off-Price and Action Sports division. The income tax provision for discontinued operations arose as a result of the taxable income of a foreign subsidiary as well as a tax provision related to gains on the disposal of certain intangibles owned by a U.S. subsidiary.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

  The discontinued operations components of amounts reflected in the balance sheets are as follows:

                                                    December 31,   January 1,
                                                        1998          2000
                                                    ------------  ------------
     Balance Sheet Data:
       Cash........................................ $    772,916  $    590,952
       Accounts receivable.........................   36,782,732    29,692,418
       Inventory...................................   20,954,168     3,518,312
       Property and equipment......................    1,397,189     1,242,526
       Goodwill and intangibles....................   16,507,073    11,148,024
       Other assets................................      936,293       499,650
       Accounts payable and accrued expenses.......  (16,192,954)  (10,360,404)
       Subordinated notes payable..................   (1,999,065)          --
       Note payable, banks.........................  (14,823,955)  (15,520,167)
       Notes payable, other........................   (3,206,558)   (2,430,505)
                                                    ------------  ------------
         Net assets of discontinued
          operations(/1/).......................... $ 41,127,839  $ 18,380,806
                                                    ============  ============

    --------
    (/1/) Included in current assets.

 Acquisition of Discontinued Operations

  Prior to its decision to focus exclusively on its e-commerce business, the Company acquired Gen-X Holdings Inc. and Gen-X Equipment Inc. on May 12, 1998. The Gen-X Companies were privately-held companies based in Toronto, Ontario specializing in selling off-price sporting goods and winter sports equipment (including ski and snowboard equipment), in-line skates, sunglasses, skateboards and specialty footwear. In consideration for the stock of the Gen-X Companies, the Company issued 1,500,000 shares of its common stock and contingent consideration in the form of non-interest bearing notes and 10,000 shares of mandatorily redeemable preferred stock in the aggregate amount of $5,000,000. The notes are payable and shares are redeemable at an aggregate of $1,000,000 per year over a five-year period upon achieving certain sales and gross profit targets. The total purchase price, including acquisition expenses of approximately $330,000 but excluding the contingent consideration described above ($1,000,000 of which was paid in May of 1999), was $9,279,645. This purchase price is based on the 5-day average market price of the 1,500,000 shares discounted by 10% to reflect restrictions on the transferability of these shares.

  The following table details the allocation of the total consideration:

     Fair value of assets acquired................................. $13,913,937
     Fair value of liabilities assumed............................. (13,765,000)
     Goodwill......................................................   9,130,708
                                                                    -----------
                                                                    $ 9,279,645
                                                                    ===========

  During fiscal 1999, the Gen-X Companies achieved the first of their sales and gross profit targets, and accordingly, in May 1999, the Company redeemed 2,000 shares of the mandatorily redeemable preferred stock for $100,000 and paid $900,000 against the contingent notes payable, resulting in a corresponding increase to goodwill of $1,000,000.

  Effective July 27, 1998, the Company acquired Lamar Snowboards, Inc. ("Lamar"), a privately-held manufacturer of snowboards, bindings and related products based in San Diego, California. In consideration for

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
the stock of Lamar, the Company paid $250,000 in cash and issued notes in the aggregate principal amount of $1,000,000, payable over five years. The fair value of the assets acquired was $927,124 and the fair value of the liabilities assumed was $1,881,116, resulting in goodwill of $2,203,992.

 Notes Payable of Discontinued Operations

  The components of the notes payable, banks balances as of December 31, 1998 and January 1, 2000 are as follows:

                                                          December
                                                             31,     January 1,
                                                            1998        2000
                                                         ----------- -----------
   Revolving credit facility, secured by substantially
    all assets of the Gen-X Companies (weighted average
    interest rate at January 1, 2000--7.71%)...........  $14,500,000 $15,240,000
   Mortgage payable, secured by building due 8/15/09
    (interest rate at January 1, 2000--7.91%)..........      323,955     280,167
                                                         ----------- -----------
     Total.............................................  $14,823,955 $15,520,167
                                                         =========== ===========

  The Company has a line of credit of approximately $20,000,000 for use by the Gen-X Companies, which is available for either direct borrowing or for import letters of credit. The loan bears interest at prime plus one half percent and is secured by a general security agreement covering substantially all of the Gen-X Companies' assets. As of January 1, 2000, draws of $15,240,000 were committed under this line. Based on available collateral and outstanding import letters of credit commitments an additional $9,184,000 was available for borrowing as of January 1, 2000. The maximum amount outstanding on this line during the fiscal year ended January 1, 2000 was $15,240,000.

  Notes payable, banks includes a mortgage payable secured by land and building in Ontario, Canada of $280,167 bearing interest at the bank's cost of funds plus 2.5% and maturing on August 15, 2009.

  The components of the notes payable, other balances as of December 31, 1998 and January 1, 2000 are as follows:

                                                           December
                                                             31,     January 1,
                                                             1998       2000
                                                          ---------- ----------
   Note payable to Ride, Inc., due 12/31/02 (interest
    rate as of January 1, 2000--8%)...................... $1,600,000 $1,200,000
   Notes payable to former shareholders of Lamar, due
    7/27/03 (interest rate as of January 1, 2000--6%)....  1,606,558  1,230,505
                                                          ---------- ----------
      Total.............................................. $3,206,558 $2,430,505
                                                          ========== ==========

  Other debt related to the Gen-X Companies includes an outstanding loan payable to Ride Inc. of $1,200,000. The original loan of $2,000,000 is repayable in equal quarterly installments of $100,000 which commenced on March 31, 1998 and bears interest at the prime lending rate.

  Notes payable, other also includes $1,230,505 of promissory notes payable to the former shareholders of Lamar. The notes are payable in five equal annual installments and bear interest at 6% per annum.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

  The components of the subordinated notes payable balances as of December 31, 1998 and January 1, 2000 are as follows:

                                                      December 31, January 1,
                                                          1998        2000
                                                      ------------ ----------
   Subordinated notes payable to former shareholders
    of the Gen-X Companies, due January 1, 2000......  $1,999,065     $--
                                                       ==========     ====

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

  Net interest expense incurred related to notes payable of discontinued operations amounting to $-- , $905,197 and $2,430,151 for the fiscal years ended December 31, 1997, December 31, 1998 and January 1, 2000, respectively, has been allocated to discontinued operations.

 Property and Equipment of Discontinued Operations

  The major classes of property and equipment, at cost, as of December 31, 1998 and January 1, 2000 are as follows:

                                                      December 31, January 1,
                                                          1998        2000
                                                      ------------ ----------
      Computers and equipment........................  $  574,040  $  693,100
      Building.......................................     686,365     678,375
      Leasehold improvement..........................      21,846      14,247
      Land...........................................     268,800     268,800
                                                       ----------  ----------
                                                        1,551,051   1,654,522
      Less: Accumulated depreciation and
       amortization..................................    (153,862)   (411,996)
                                                       ----------  ----------
         Property and equipment, net.................  $1,397,189  $1,242,526
                                                       ==========  ==========

 Purchase Commitments of Discontinued Operations

  As of January 1, 2000, outstanding purchase commitments exist totaling $2,412,167.

 Related Party Transactions of Discontinued Operations

  For the year ended December 31, 1997, the KPR Companies' purchased $196,274 of inventory from RYKA Inc. (prior to the Reorganization).

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

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

  As part of its foreign exchange risk management strategy, the Company uses forward exchange contracts to minimize currency risk on anticipated inventory purchases and cash flows from collections of accounts receivable. The terms of these contracts are typically from one to three months. From time to time during 1998 and 1999, the Company entered into several forward currency exchange contracts with one of its main lending banks, accounted for as direct hedges on certain of its accounts payable exposures in Swiss Francs, German Marks and British Pounds. All gains and losses from such contracts are recognized in cost of sales as the related inventories are sold. The Company had no amounts outstanding related to these contracts as of January 1, 2000.

 Significant Customers/Concentrations of Credit Risk of Discontinued
Operations

  The Company's sales and accounts receivable of discontinued operations were primarily with major national retail stores. If the financial condition or operations of these customers deteriorate substantially, the Company's operating results could be adversely affected. Credit risk with respect to other trade accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base and mitigated in part by credit insurance. The Company performs ongoing credit evaluations of its customers' financial condition and generally the Company does not require collateral.

  For the fiscal years ended December 31, 1997, December 31, 1998 and January 1, 2000, net sales to key customers each amounting to in excess of 10% of net sales are as follows:

                                                      Fiscal Year Ended
                                             -----------------------------------
                                             December 31, December 31 January 1,
                                                 1997        1998        2000
                                             ------------ ----------- ----------
      Customer A............................     N/A           27%       N/A
      Customer B............................      22%          13%        13%
      Customer C............................      13%         N/A        N/A

  As of December 31, 1998, accounts receivable for Customer A and Customer B amounted to $8,881,106 and $4,080,369, respectively, or 24% and 11%, respectively, of total accounts receivable outstanding. As of January 1, 2000, accounts receivable for Customer B amounted to $1,957,882, or 5% of total accounts receivable outstanding in discontinued operations.

 Major Suppliers/Economic Dependency of Discontinued Operations

  Inventory purchased for the fiscal years ended December 31, 1997 and December 31 1998 from a supplier amounted to 26% and 11%, respectively, of total inventory purchased. As of December 31, 1997, the amount owed to this supplier was $11,261,105, or 70% of total accounts payable outstanding. As of December 31, 1998 and January 1, 2000, the Company had no amounts owed to this supplier. No other supplier amounted to in excess of 10% of total inventory purchased for each of the years then ended.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

NOTE 19--QUARTERLY RESULTS (UNAUDITED)

  The following tables contain selected unaudited Statement of Operations information for each quarter of the fiscal years ended December 31, 1998 and January 1, 2000. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                  For the Year Ended December 31, 1998
                              -----------------------------------------------
                                First       Second      Third       Fourth
                               Quarter     Quarter     Quarter      Quarter
                              ----------  ----------  ----------  -----------
Net revenues................. $      --   $      --   $      --   $       --
                              ==========  ==========  ==========  ===========
Gross profit.................        --          --          --           --
                              ==========  ==========  ==========  ===========
Loss from continuing
 operations.................. $ (439,448) $ (452,616) $ (875,998) $(2,073,038)
Income from discontinued
 operations..................  1,971,021   1,258,993   3,314,628    3,120,314
                              ----------  ----------  ----------  -----------
Net income................... $1,531,573  $  806,377  $2,438,630  $ 1,047,276
                              ==========  ==========  ==========  ===========
Losses per share--basic and
 diluted(/1/):
  Loss from continuing
   operations................ $     (.04) $     (.04) $     (.07) $      (.17)
  Income from discontinued
   operations................        .19         .11         .27          .26
                              ----------  ----------  ----------  -----------
  Net income................. $      .15  $      .07  $      .20  $       .09
                              ==========  ==========  ==========  ===========
Weighted average shares
 outstanding--basic and
 diluted..................... 10,418,198  11,226,403  11,922,515   11,925,378
                              ==========  ==========  ==========  ===========

--------
/(1)/Thesum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

                                For the Fiscal Year Ended January 1, 2000
                             --------------------------------------------------
                               First       Second        Third        Fourth
                              Quarter      Quarter      Quarter      Quarter
                             ----------  -----------  -----------  ------------
Net revenues...............  $      --   $       --   $       --   $  5,510,576
                             ==========  ===========  ===========  ============
Gross profit...............         --           --           --      1,693,809
                             ==========  ===========  ===========  ============
Loss from continuing
 operations................  $ (763,287) $(3,221,021) $(7,116,645) $(15,359,436)
Income (loss) from
 discontinued operations...   1,157,175     (607,335)         --            --
Gain (loss) on disposition
 of discontinued
 operations................         --    (5,632,158)      97,951   (11,802,472)
                             ----------  -----------  -----------  ------------
Net income (loss)..........  $  393,888  $(9,460,514) $(7,018,694) $(27,161,908)
                             ==========  ===========  ===========  ============
Losses per share--basic and
 diluted(/1/):
  Loss from continuing
   operations..............  $     (.06) $      (.27) $      (.42) $       (.83)
  Income (loss) from
   discontinued
   operations..............         .09         (.05)         --            --
  Gain (loss) on
   disposition of
   discontinued
   operations..............         --          (.46)         --           (.64)
                             ----------  -----------  -----------  ------------
  Net income (loss)........  $      .03  $      (.78) $      (.42) $      (1.47)
                             ==========  ===========  ===========  ============
Weighted average shares
 outstanding--basic and
 diluted...................  12,018,517   12,120,085   16,824,139    18,424,942
                             ==========  ===========  ===========  ============

--------
/(1)/The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)


NOTE 20--SUBSEQUENT EVENT

  On February 29, 2000, the Company entered into a long-term agreement with BlueLight.com, an independent company formed to operate the e-commerce businesses of Kmart Corporation, to manage the merchandising, warehousing and fulfillment of BlueLight.com's sporting goods category.