Form 10-Q/A
period 1999-09-30
GLOBAL SPORTS INC
filed 2000-04-21
CIK 828750

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

================================================================================


                                   FORM 10-Q/A

                     AMENDMENT NO. 2 TO THE QUARTERLY REPORT


         (Mark One)
         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended SEPTEMBER 30, 1999.

         or
         [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _______to _______.


               Commission File Number 0-16611

                              GLOBAL SPORTS, INC.
                              ------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                               04-2958132
         -----------------------------------------------------------------
         (State or other jurisdiction                       (I.R.S. Employer
     of incorporation or organization)                    Identification Number)


         1075 FIRST AVENUE, KING OF PRUSSIA, PA                      19406
         -----------------------------------------------------------------
               (Address of principal executive offices)       (Zip Code)



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 12, 1999:

               Common Stock, $.01 par value                18,445,813
             -------------------------------       -------------------------
                   (Title of each class)                (Number of Shares)

PURPOSE OF AMENDMENT

         The Registrant previously filed certain of its material contracts as exhibits to its Quarterly Report on Form 10-Q for the nine-month period ended September 30, 1999. The Registrant requested confidential treatment as to certain portions of certain of the contracts. The Registrant hereby amends Item 6 of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, as set forth in the pages attached hereto.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (A)     EXHIBITS

         Exhibit No.     Description
         -----------     -----------

         10.1*(1) Employment Agreement dated August 9, 1999 by and between the Registrant and Arthur Miller.

         10.2+ Omnibus Services Agreement dated April 1, 1999 by and between the Registrant and Organic, Inc. ("Organic")

         10.3+ Amendment No. 1 to the Omnibus Services Agreement dated April 1, 1999 by and between the Registrant and Organic

         10.4(1) Independent Contractor Services Agreement dated June 29, 1999 by and between the Registrant and Foundry, Inc.

         10.5(1) Addendum No. 1 to the Independent Contractor Services Agreement dated June 29, 1999 by and between the Registrant and Foundry, Inc.

         10.6(1) Agreement of Sale dated July 27, 1999 by and between the Registrant and IL First Avenue Associates L.P. for acquisition of property at 1075 First Avenue, King of Prussia, PA.

         10.7+ Advertising and Promotion Agreement dated October 3, 1999 by and between the Registrant and Yahoo! Inc.

         10.8(1) Transaction Management Services Agreement dated June 10, 1999 by and between the Registrant and Priority Fulfillment Services, Inc.

         27.1(1) Financial data schedule for the nine-month period ended September 30, 1999 (electronic filing only).

         * Management contract or compensatory plan or arrangement.
         (1) Previously filed
         + Confidential treatment has been requested as to certain portions of this exhibit. The omitted portions have been separately filed with the Securities and Exchange Commission.

         (B)     REPORTS ON FORM 8-K

                 None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, hereunto duly authorized.


                                        GLOBAL SPORTS, INC.


DATE: April 21, 2000                    By: /s/ Michael G. Rubin
                                           ---------------------------------
                                                    Michael G. Rubin
                                             Chairman of the Board & Chief
                                                   Executive Officer

DATE: April 21, 2000                    By: /s/ Jordan M. Copland
                                           ---------------------------------
                                                   Jordan M. Copland
                                           Vice President & Chief Financial
                                                        Officer