Form 10-K/A
period 2000-01-01
GLOBAL SPORTS INC
filed 2000-04-21
CIK 828750

===============================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-K/A

(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended January 1, 2000 or

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ____________to _______________.

 Commission file number 0-16611

                              GLOBAL SPORTS, INC.
            (Exact name of registrant as specified in its charter)

         DELAWARE                                          04-2958132
      (State or other jurisdiction                     (I.R.S. employer
      of incorporation of organization)                 identification no.)

              1075 FIRST AVENUE, KING OF PRUSSIA, PA 19406 (610)
     265-3229 (Address of principal executive offices, including zip code, telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
          ----------------------------------------------------------
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [_]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of the close of business on March 17, 2000, was approximately $78,248,960.(1) There were 18,550,580 shares of the registrant's Common Stock outstanding as of the close of business on March 17, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE
 (Specific sections incorporated are identified under applicable items herein)

     Certain information required for Part III of this Form 10-K/A is incorporated herein by reference to the Proxy Statement for the 2000 Annual Meeting of the Company's shareholders.


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

================================================================================

PURPOSE OF AMENDMENT

     The Registrant previously filed certain of its material contracts as exhibits to its Annual Report on Form 10-K for the fiscal year ended January 1, 2000. The Registrant requested confidential treatment as to certain portions of certain of the contracts. The Registrant hereby amends Part IV of its Annual Report on Form 10-K for the fiscal year ended January 1, 2000, as set forth in the pages attached hereto.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                        Page
                                                                                                                        ----
            Report of Independent Auditors--Deloitte & Touche LLP.................................................       F-1
            Consolidated Balance Sheets as of December 31, 1998 and January 1, 2000...............................       F-2
            Consolidated  Statements of Operations  for the Fiscal Years Ended  December 31, 1997,  December
            31, 1998 and January 1, 2000..........................................................................       F-3
            Consolidated  Statements  of  Stockholders'  Equity  (Deficiency)  for the  Fiscal  Years  Ended
            December 31, 1997, December 31, 1998 and January 1, 2000..............................................       F-4
            Consolidated  Statements  of Cash Flows for the Fiscal Years Ended  December 31, 1997,  December
            31, 1998 and January 1, 2000..........................................................................       F-5
            Notes to Consolidated Financial Statements............................................................       F-6

         2. FINANCIAL STATEMENT SCHEDULES

              All schedules have been omitted since the required information is included in the financial statements or the notes thereto or is not applicable or required.

         3. EXHIBITS

            2.1/(1)/    Securities Purchase Agreement dated June 21, 1995 by and
                        between the Company and MR Acquisitions, Inc.
            2.2/(2)/    First Amendment to Securities Purchase Agreement by and
                        between the Company and MR Acquisitions, Inc. dated July
                        31, 1995.
            2.3/(3)/    Second Amended and Restated Agreement and Plan of
                        Reorganization, as amended, among RYKA Inc., a Delaware
                        corporation, KPR Sports International, Inc., a
                        Pennsylvania corporation, Apex Sports International,
                        Inc., a Pennsylvania corporation, MR Management, Inc., a
                        Pennsylvania corporation, and Michael G. Rubin.
            2.4/(4)/    Stock Purchase Agreement dated as of May 12, 1998 by and
                        among Global Sports, Inc., DMJ Financial Inc., James J.
                        Salter, Kenneth J. Finkelstein and certain other
                        individuals and entities.
            2.5/(5)/    Asset Purchase Agreement, dated December 29, 1999, among
                        American Sporting Goods Corporation and RYKA Inc., KPR
                        Sports International, Inc., G.S.I., Inc., Apex Sports
                        International, Inc. and Global Sports, Inc.
            2.6/(6)/    Acquisition Agreement, dated September 24, 1999, as
                        amended, among the Company, Gen-X Acquisition (U.S.),
                        Inc., Gen-X Acquisition (Canada) Inc., DMJ Financial,
                        Inc., James J. Salter and Kenneth J. Finkelstein
            3.1/(3)/    Amended and Restated Certificate of Incorporation of the
                        Company filed with the Secretary of State of the State
                        of Delaware on December 15, 1997.
            3.2/(7)/    The Company's Bylaws, as amended.
            4.1/(7)/    Specimen of Common Stock Certificate.
            10.1/(8)/*  1987 Stock Option Plan.
            10.2/(9)/*  1988 Stock Option Plan.
            10.3/(10)/* 1990 Stock Option Plan.
            10.4/(11)/* 1992 Stock Option Plan.
            10.5/(12)/* 1993 Stock Option Plan.
            10.6/(2)/*  1995 Stock Option Plan.

            10.7/(13)/*  1995 Non-Employee Directors' Stock Option Plan.
            10.8*, **    1996 Equity Incentive Plan (amended and restated as of
                         November 16, 1999).
            10.9/(14)/*  Deferred Profit Sharing Plan and Trust.
            10.10/(15)/* 2000 Employee Stock Purchase Plan
            10.11/(2)/*  Employment Agreement dated July 31, 1995 by and between the Company and Steven A. Wolf.
            10.12/(16)/* Employment Agreement dated September 25, 1996 by and between the Company and Michael G. Rubin.
            10.13/(16)/* First Amendment to the Employment Agreement dated
                         September 25, 1996 by and between the Company and
                         Michael G. Rubin.
            10.14/(17)/* Employment Agreement dated May 12, 1998 by and between the Company and James J. Salter.
            10.15/(17)/* Employment Agreement dated January 1, 1999 by and between the Company and Arthur I. Carver.
            10.16/(17)/* Employment Agreement dated February 24, 1999 by and between the Company and Michael R. Conn.
            10.17/(18)/* Employment Agreement dated March 28, 1999 by and between the Company and Michael Golden.
            10.18/(19)/* Employment Agreement dated August 9, 1999 by and between the Company and Arthur H. Miller.
            10.19*,**    Employment Agreement dated January 10, 2000 by and
                         between the Company and Steven Davis.
            10.20*,**    Employment Agreement dated February 9, 2000 by and
                         between the Company and Jordan M. Copland.
            10.21/(2)/   Registration Rights Agreement by and between the
                         Company and MR Acquisitions, Inc.
            10.22/(19)/  Omnibus Services Agreement dated April 1, 1999 by and between the Company and Organic, Inc.
            10.23/(19)/  Amendment No. 1 to the Omnibus Services Agreement dated
                         April 1, 1999 by and between the Company and Organic,
                         Inc.
            10.24/(19)/  Independent Contractor Services Agreement dated June
                         29, 1999 by and between the Company and Foundry, Inc.
            10.25/(19)/  Addendum No. 1 to the Independent Contractor Services
                         Agreement dated June 29, 1999 by and between the
                         Company and Foundry, Inc.
            10.26/(19)/  Agreement of Sale dated July 27, 1999 by and between the Company and IL First Avenue Associates L.P. for
                         acquisition of property at 1075 First Avenue, King of
                         Prussia, PA.
            10.27/(19)/  Advertising and Promotion Agreement dated October 3,
                         1999 by and between the Company and Yahoo! Inc.
                         ("Yahoo").
            10.28+       Amendment No. 1 to Advertising and Promotion Agreement
                         dated February 15, 2000 by and between the Company and
                         Yahoo.
            10.29/(19)/  Transaction Management Services Agreement dated June
                         10, 1999 by and between the Company and Priority
                         Fulfillment Services, Inc.
            10.30/(20)/  E-Commerce Agreement dated February 1, 1999 by and between Global Sports Interactive, Inc. ("GSI") and
                         Michigan Sporting Goods Distributors, Inc. ("M C
                         Sports")
            10.31**      First Amendment to E-Commerce Agreement dated June 17,
                         1999 by and between GSI and MC Sports.
            10.32/(20)/  E-Commerce Management Agreement dated March 10, 1999 by and between GSI and The Athlete's Foot Stores, Inc.
            10.33/(20)/  E-Commerce Agreement dated March 23, 1999 by and between GSI and Dunham's Athleisure Corporation
                         ("Dunham's").
            10.34**      Amendment to E-Commerce Agreement dated May 25, 1999 by
                         and between GSI and Dunham's.
            10.35**      Amendment to E-Commerce Agreement dated December 5,
                         1999 by and between GSI and Dunham's.
            10.36/(20)/  E-Commerce Management Agreement dated March 31, 1999 by and between GSI and Sport Chalet, Inc.
            10.37/(20)/  E-Commerce Venture Agreement dated May 7, 1999 by and between GSI and The Sports Authority, Inc. ("TSA").
            10.38/(20)/  Amendment No. 1 to the E-Commerce Venture Agreement
                         dated May 14, 1999 by and between GSI and TSA.
            10.39/(20)/  License Agreement dated May 14, 1999 by and among TSA,
                         The Sports Authority Michigan, Inc. and
                         TheSportsAuthority.com, Inc. ("TSA.com").
            10.40/(20)/  E-Commerce Services Agreement dated May 14, 1999 by and between GSI and TSA.com.
            10.41/(20)/  E-Commerce Agreement dated May 14, 1999 by and among
                         TSA and TSA.com.
            10.42/(20)/  Agreement dated May 14, 1999, by and between TSA and the Company.
            10.43+       E-Commerce Management Agreement dated December 30, 1999
                         by and between GSI and Oshman's Sporting Goods, Inc.-
                         Services.
            10.44+       Strategic Alliance Agreement dated February 28, 2000 by
                         and among GSI and Bluelight.Com LLC.
            23.1**       Consent of Independent Auditors.
            27.1**       Financial Data Schedule (electronic filing only).

      ------------------
      ** Previously filed.
      *  Management contract or compensatory plan or arrangement

      + Confidential treatment has been requested as to certain portions of this exhibit. The omitted portions have been separately filed with the Securities and Exchange Commission.
    /(1)/ Incorporated by reference to the Company's Current Report on Form 8-K dated June 21, 1995.
    /(2)/ Incorporated by reference to the Company's Current Report on Form 8-K dated July 31, 1995.
    /(3)/ Incorporated by reference to the Company's Definitive Proxy Materials filed November 12, 1997.
    /(4)/ Incorporated by reference to the Company's Current Report on Form 8-K dated May 27, 1998.
    /(5)/ Incorporated by reference to the Company's Current Report on Form 8-K dated January 13, 2000.
    /(6)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q/A for the nine-month period ended September 30, 1999, filed March 21, 2000.
    /(7)/  Incorporated by reference to the Company's Registration Statement
           No. 33-33754.
    /(8)/  Incorporated by reference to the Company's Registration Statement
           No. 33-19754-B.
    /(9)/  Incorporated by reference to the Company's Registration Statement
           No. 33-27501.
    /(10)/ Incorporated by reference to the Company's Quarterly Report on Form
           10-Q for the nine-month period ended September 30, 1990.
    /(11)/ Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.
    /(12)/ Incorporated by reference to the Company's Form S-8 Registration
           Statement filed on January 3, 1994.
    /(13)/ Incorporated by reference to the Company's Proxy Statement filed on October 13, 1995 in connection with the 1995 Special Meeting in lieu of Annual Meeting held on November 15, 1995.
    /(14)/ Incorporated by reference to the Company's Quarterly Report on Form
           10-Q for the three-month period ended March 31, 1998.
    /(15)/ Incorporated by reference to the Company's Preliminary Proxy
           Statement filed on March 22, 2000 in connection with the 2000 Annual Meeting.
    /(16)/ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
    /(17)/ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
    /(18)/ Incorporated by reference to the Company's Quarterly Report on Form
           10-Q for the three-month period ended March 31, 1999.
    /(19)/ Incorporated by reference to the Company's Quarterly Report on Form
           10-Q for the nine-month period ended September 30, 1999.
    /(20)/ Incorporated by reference to the Company's Current Report on Form 8-K dated December 28, 1999.

(b)  REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K on December 28, 1999 reporting that it entered into exclusive agreements to operate the e-commerce businesses of certain sporting goods retailers.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf on the date indicated by the undersigned thereunto duly authorized.


                                              GLOBAL SPORTS, INC.


Date: April 21, 2000                          By: /s/ Michael G. Rubin
                                                  -----------------------------
                                                  Michael G. Rubin,
                                                  Chairman and Chief Executive
                                                  Officer