Form 10-K/A
period 2000-01-01
GLOBAL SPORTS INC
filed 2000-04-26
CIK 828750

===============================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-K/A

                       Amendment No. 2 to Annual Report

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

================================================================================

PURPOSE OF AMENDMENT

     The Registrant previously filed certain of its material contracts as exhibits to its Annual Report on Form 10-K and Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended January 1, 2000. The Registrant requested confidential treatment as to certain portions of certain of the contracts. The Registrant hereby amends Part IV of its Annual Report on Form 10-K and Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended January 1, 2000, as set forth in the pages attached hereto.

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

            10.7/(13)/*  1995 Non-Employee Directors' Stock Option Plan.
            10.8*, **    1996 Equity Incentive Plan (amended and restated as of
                         November 16, 1999).
            10.9/(14)/*  Deferred Profit Sharing Plan and Trust.
            10.10/(15)/* 2000 Employee Stock Purchase Plan
            10.11/(2)/*  Employment Agreement dated July 31, 1995 by and between the Company and Steven A. Wolf.
            10.12/(16)/* Employment Agreement dated September 25, 1996 by and between the Company and Michael G. Rubin.
            10.13/(16)/* First Amendment to the Employment Agreement dated
                         September 25, 1996 by and between the Company and
                         Michael G. Rubin.
            10.14/(17)/* Employment Agreement dated May 12, 1998 by and between the Company and James J. Salter.
            10.15/(17)/* Employment Agreement dated January 1, 1999 by and between the Company and Arthur I. Carver.
            10.16/(17)/* Employment Agreement dated February 24, 1999 by and between the Company and Michael R. Conn.
            10.17/(18)/* Employment Agreement dated March 28, 1999 by and between the Company and Michael Golden.
            10.18/(19)/* Employment Agreement dated August 9, 1999 by and between the Company and Arthur H. Miller.
            10.19*,**    Employment Agreement dated January 10, 2000 by and
                         between the Company and Steven Davis.
            10.20*,**    Employment Agreement dated February 9, 2000 by and
                         between the Company and Jordan M. Copland.
            10.21/(2)/   Registration Rights Agreement by and between the
                         Company and MR Acquisitions, Inc.
            10.22/(19)/  Omnibus Services Agreement dated April 1, 1999 by and between the Company and Organic, Inc.
            10.23/(19)/  Amendment No. 1 to the Omnibus Services Agreement dated
                         April 1, 1999 by and between the Company and Organic,
                         Inc.
            10.24/(19)/  Independent Contractor Services Agreement dated June
                         29, 1999 by and between the Company and Foundry, Inc.
            10.25/(19)/  Addendum No. 1 to the Independent Contractor Services
                         Agreement dated June 29, 1999 by and between the
                         Company and Foundry, Inc.
            10.26/(19)/  Agreement of Sale dated July 27, 1999 by and between the Company and IL First Avenue Associates L.P. for
                         acquisition of property at 1075 First Avenue, King of
                         Prussia, PA.
            10.27/(19)/  Advertising and Promotion Agreement dated October 3,
                         1999 by and between the Company and Yahoo! Inc.
                         ("Yahoo").
            10.28+**     Amendment No. 1 to Advertising and Promotion Agreement
                         dated February 15, 2000 by and between the Company and
                         Yahoo.
            10.29/(19)/  Transaction Management Services Agreement dated June
                         10, 1999 by and between the Company and Priority
                         Fulfillment Services, Inc.
            10.30/(20)/  E-Commerce Agreement dated February 1, 1999 by and between Global Sports Interactive, Inc. ("GSI") and
                         Michigan Sporting Goods Distributors, Inc. ("M C
                         Sports")
            10.31**      First Amendment to E-Commerce Agreement dated June 17,
                         1999 by and between GSI and MC Sports.
            10.32/(20)/  E-Commerce Management Agreement dated March 10, 1999 by and between GSI and The Athlete's Foot Stores, Inc.
            10.33/(20)/  E-Commerce Agreement dated March 23, 1999 by and between GSI and Dunham's Athleisure Corporation
                         ("Dunham's").
            10.34**      Amendment to E-Commerce Agreement dated May 25, 1999 by
                         and between GSI and Dunham's.
            10.35**      Amendment to E-Commerce Agreement dated December 5,
                         1999 by and between GSI and Dunham's.
            10.36/(20)/  E-Commerce Management Agreement dated March 31, 1999 by and between GSI and Sport Chalet, Inc.
            10.37/(20)/  E-Commerce Venture Agreement dated May 7, 1999 by and between GSI and The Sports Authority, Inc. ("TSA").
            10.38/(20)/  Amendment No. 1 to the E-Commerce Venture Agreement
                         dated May 14, 1999 by and between GSI and TSA.
            10.39/(20)/  License Agreement dated May 14, 1999 by and among TSA,
                         The Sports Authority Michigan, Inc. and
                         TheSportsAuthority.com, Inc. ("TSA.com").
            10.40/(20)/  E-Commerce Services Agreement dated May 14, 1999 by and between GSI and TSA.com.
            10.41/(20)/  E-Commerce Agreement dated May 14, 1999 by and among
                         TSA and TSA.com.
            10.42/(20)/  Agreement dated May 14, 1999, by and between TSA and the Company.
            10.43+       E-Commerce Management Agreement dated December 30, 1999
                         by and between GSI and Oshman's Sporting Goods, Inc.-
                         Services.
            10.44+       Strategic Alliance Agreement dated February 28, 2000 by
                         and among GSI and Bluelight.Com LLC.
            23.1**       Consent of Independent Auditors.
            27.1**       Financial Data Schedule (electronic filing only).

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


                                              GLOBAL SPORTS, INC.


Date: April 26, 2000                          By: /s/ Michael G. Rubin
                                                  -----------------------------
                                                  Michael G. Rubin,
                                                  Chairman and Chief Executive
                                                  Officer