Form 10-K/A
period 2000-01-01
GLOBAL SPORTS INC
filed 2000-05-01
CIK 828750

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A

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

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE
 (Specific sections incorporated are identified under applicable items herein)

  Certain information required for Part III of this Form 10-K/A is incorporated herein by reference to the Proxy Statement for the 2000 Annual Meeting of the Company's shareholders.
--------
(/1/) This equals the number of outstanding shares of the registrant's Common
      Stock reduced by the number of shares that may be deemed beneficially owned by the registrant's officers, directors and sharheolders owning in excess of 10% of the regsitrant's Common Stock, multiplied by the last reported sale price for the registrant's Common Stock on March 17, 2000. This information is provided solely for record keeping purposes of the Securities and Exchange Commission and shall not be construed as an admission that any officer, director or 10% shareholder in the registrant is an affiliate of the registrant or is the beneficial owner of any such shares. Any such inference is hereby disclaimed.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              GLOBAL SPORTS, INC.
                         ANNUAL REPORT ON FORM 10-K/A
                      FOR THE YEAR ENDED JANUARY 1, 2000

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                    PART I

 ITEM 1:   BUSINESS.....................................................     3
 ITEM 2:   PROPERTIES...................................................    26
 ITEM 3:   LEGAL PROCEEDINGS............................................    26
 ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........    27
 ITEM 4.1: EXECUTIVE OFFICERS OF THE REGISTRANT.........................    27

                                    PART II

 ITEM 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.....................................................    29
 ITEM 6:   SELECTED FINANCIAL DATA......................................    29
 ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS...................................    31
 ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...    35
 ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................    36
 ITEM 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE....................................    36

                                   PART III

 ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........    36
 ITEM 11:  EXECUTIVE COMPENSATION.......................................    36
 ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT..................................................    36
 ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............    36

                                    PART IV

 ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
            8-K.........................................................    36
 SIGNATURES..............................................................   40

  For all years prior to 1999 our fiscal year ended on December 31. Effective for 1999, we changed our fiscal year from the last day of December to the Saturday nearest the last day of December. Accordingly, fiscal 1999 ended on January 1, 2000. References to fiscal 1997, fiscal 1998, fiscal 1999 and fiscal 2000 refer to the years ended December 31, 1997 and 1998, the year ended January 1, 2000 and the year ending December 30, 2000.

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

  . design, development and maintenance of customized Web sites under our partners' banners;

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

  We provide some or all of these services to each of our partners. We currently derive virtually all of our revenues from the sale of merchandise through or to our partners' e-Commerce sporting goods businesses. It is possible,however, that in the future we may derive revenues from providing these services to our partners.

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

  We launched our initial six partners' e-commerce sporting goods businesses in November 1999 located at the URLs www.dunhamssports.com, www.mcsports.com, www.sportchalet.com, www.theathletesfoot.com, www.thesportsauthority.com and store.webmd.com. During the first two months after we launched our initial six partners' e-commerce sporting goods businesses, we had net revenues of approximately $5.5 million. We had a net loss of $43.2 million for fiscal 1999, including the loss from discontinued operations. On December 30, 1999, we entered into an agreement with Oshman's Sporting Goods, and we expect to launch its e-commerce sporting goods business in the second quarter of 2000. According to estimates by Sports Trend, a trade publication, our current partners and their affiliates generated over $5.0 billion in combined annual sporting goods revenues through their traditional retail channels in 1998. The combined sales of our partners in 1998 represented 10.9% of the estimated United States retail sporting goods market.

Historical Businesses

  Until the second quarter of fiscal 1999, we operated two sporting goods businesses, our Branded Division and our Off-Price and Action Sports Division. On April 20, 1999, we formalized a plan to sell these divisions in order to focus exclusively on our e-commerce business. For a more complete description of the Branded Division and Off-Price and Action Sports Division, see "--Discontinued Operations."

Recent Developments

  On February 28, 2000, we entered into an agreement with BlueLight.com, the exclusive online partner of Kmart. We expect to launch the e-commerce sporting goods business of BlueLight.com in the second quarter of fiscal 2000.

  On April 27, 2000, we agreed to sell to funds affiliated with SOFTBANK 2,500,000 shares of common stock and to TMCT 625,000 shares of common stock at a price of $8.00 per share for an aggregate purchase price of $25.0 million. The sale of these shares was completed on May 1, 2000.

Industry Background

  Sporting Goods Retail Industry. The retail market for sporting goods products, which includes apparel, footwear, equipment and related products such as table games and sports memorabilia, represents a significant market opportunity. The National Sporting Goods Association estimated this market at $45.8 billion at retail in 1999, representing a compound annual growth rate of 3.5% since 1994. The number of people who actively engaged in sports, fitness and outdoor activities in 1998 was 167 million according to Sporting Goods Manufacturers Association estimates. We believe the sporting goods industry will continue to benefit from growing participation and interest in sports, fitness and outdoor activities and, as a result, we expect consumer demand to increase over time. In addition, the ten largest sporting goods retailers in the United States accounted for 36% of all sporting goods sales in 1998, and no single retailer represented more than 10% of the market, according to Sports Trend estimates. As a result, we believe significant opportunities exist to better fulfill customer and manufacturer needs by centralizing inventory and creating a comprehensive product database from among the thousands of vendors and millions of SKUs in the sporting goods industry.

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

  Advantages of Online Retailing. The Internet has emerged as one of the fastest growing communications, information and commerce mediums. International Data Corporation estimates that there were approximately 62.8 million Internet users in the United States at the end of 1998 and expects this number to grow to approximately 177.0 million by the end of 2003. Business' and consumers' acceptance of the Internet as a communication, information and commerce platform has created the foundation for significant growth in business-to-consumer and business-to-business commerce. The number of online purchasers is projected to increase from approximately 21.1 million at the end of 1998 to approximately 72.1 million by 2003, according to International Data Corporation. Forrester Research estimates that online purchases by United States consumers will grow from approximately $20.3 billion in 1999 to approximately $184.5 billion in 2004.

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

  Increased Return on Investment Opportunity. We operate multiple e-commerce sporting goods businesses on a common infrastructure. This allows us to capitalize on our core computer technology, which we refer to as The Common Engine(TM), and centralized inventory, product database, order processing, fulfillment and customer service. Because we focus exclusively on sporting goods e-commerce, we can derive economies of scale and add additional partners with minimal incremental spending. In addition, we aggregate demand from all of our partners' Web sites and fulfill all customer orders from a common inventory pool. Although we customize part of the product assortment on each partner's Web site we operate, a large quantity of SKUs is common among multiple Web sites. By centralizing inventory management across multiple partner Web sites, we are able to increase the frequency of inventory turns, thus reducing obsolescence risk and financing costs.

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

  Promote Our Online Brands. We intend to build awareness and drive traffic to our partners' e-commerce sporting goods businesses by capitalizing on the brand assets, large marketing budgets and retail traffic of our partners. Each of our partners prominently features and promotes its URL in its marketing and communications materials. We have initiated programs with our traditional retail partners to provide incentives, such as coupons, to in-store customers to shop online. We also plan to continue to selectively use a variety of online and offline marketing strategies to reach our customers, including direct marketing, co-branding, co-op advertising, public relations, affiliate programs, portal relationships, traditional print and broadcast media advertising. In addition, we intend to test in-store computer kiosks with direct links to some of our traditional retail partners' online sporting goods businesses to provide customers with access to inventory not available in the retail stores.

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

  Enhance the Online Shopping Experience. We plan to continually enhance and expand our online stores to address the evolving needs of our customers. We plan to invest in technology to maximize the flexibility and speed to market of our partners' Web sites. We intend to improve the presentation of our product offerings by taking advantage of the unique characteristics of the Internet as a retail medium. Specifically, we plan to develop features that improve the functionality, speed, navigation and ease of use of our partners' Web sites. Another key factor in enhancing the online shopping experience will be to continue building and expanding upon our fulfillment and order processing capabilities.

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

Global Sports' Operations

Web Site and Content Design, Implementation, and Maintenance

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

  Technology. The three major elements of our partners' Web sites' technology are The Common Engine(TM), the front-end and the data center.

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

  The Front-End. The front-end represents the overall look and feel of our partners' Web sites. The front-end is the interface with the customer and includes content development, logo placement, graphic design, color palette, navigation and links. We use the front-end to communicate special promotions, content feature and product collections as well as the unique merchandising strategy of each of our partners.

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

  We capitalize on our partners' merchandising experience to offer a wide brand and product assortment for our customers. When deciding which brands and merchandise to carry, we first review what our partners are offering in their retail stores and determine what items we believe will be successful on our partners' Web sites. We believe that we will be able to offer a wider variety of merchandise on our partners' Web sites than might be found in one of their retail stores because we are not hindered by space availability, although not all of our partners' Web sites carry the same product and brand assortment. In this connection, we currently do not offer some popular brands of sporting goods, such as Nike, and our partners typically have the right to require us not to sell products which are not sold in their land-based stores. After consulting a partner on their buying strategy, we then work to enhance product selection. We expand product lines, provide brand extensions and look to add significant value to the product selection currently offered in our partners' stores. These types of extensions might include a broader diversity of sizes and styles and a larger range of price points.

  Vendor Relationships. We believe we have solid relationships with our vendors, and while we currently do not offer some popular brands of sporting goods, such as Nike, we are working to continuously add new vendors and brands. Our buyers work with merchandisers to streamline the strategies for product offerings, merchandise locations within the Web sites and promotional activities of our partners. During fiscal 1999, we purchased $2.2 million of inventory from Icon Health & Fitness, Inc. and $1.8 million of inventory from ASICS Tiger Corp. These purchases accounted for 15% and 12% of the total amount of inventory we purchased during fiscal 1999.

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

  We currently have three different structures for our agreements:

  . Exclusive Licensing Agreements. These agreements give us the exclusive right to operate a partner's e-commerce sporting goods business. We purchase inventory from vendors, sell the inventory on our partners' Web sites, record all revenues generated on the Web sites and pay a percentage of those revenues to the partners in exchange for the e-commerce rights to their brand names and in-store promotions of the e-commerce sporting goods businesses in the partners' retail stores.

  . Subsidiary and Exclusive License Agreement. We have formed a subsidiary, The SportsAuthority.com, Inc., which is 80.1% owned by us and 19.9% owned by The Sports Authority. The Sports Authority's ownership position in the subsidiary could increase to 49.9% over time, depending upon the achievement of financial and sales goals or the exercise of options set forth in the agreement. The SportsAuthority.com has the exclusive right to operate The Sports Authority's e-commerce sporting goods business. We purchase inventory from vendors, sell the inventory on The SportsAuthority.com's Web site, record all revenues generated on the Web site and pay a nominal royalty to The Sports Authority based on a percentage of sales generated by the subsidiary in exchange for the e-commerce right to the Sports Authority's brand name and in-store promotions of its e-commerce sporting goods business in its retail stores.

  . Long-Term Distribution Agreement. We entered into an agreement with BlueLight.com. whereby we will provide a product information database to BlueLight.com that it will use to merchandise the sporting goods department of its flagship Web site. BlueLight.com will process orders for sporting goods on its Web site and deliver the orders to us electronically. We will then sell the products from our inventory and transfer title to BlueLight.com at a predetermined discount to their selling price and pick, pack and ship the products to consumers on behalf of BlueLight.com. BlueLight.com will perform all its own customer service.

The following table summarizes the different agreements we have with each of our partners.

        Partner                     URL                   Nature of Agreement            Date Operational          Term
-----------------------  -------------------------- -------------------------------- ------------------------- -------------
BlueLight.com            www.bluelight.com          long-term distribution agreement Expected to launch in the Five years second quarter of 2000
Dunham's Sports          www.dunhamssports.com      exclusive licensing agreement    November 1999             Ten years
Healtheon/WebMD          store.webmd.com            exclusive licensing agreement    November 1999             Five years*
MC Sports                www.mcsports.com           exclusive licensing agreement    November 1999             Ten years
Oshman's Sporting Goods  www.oshmans.com            exclusive licensing agreement    Expected to launch in the Five years
                                                                                     second quarter of 2000
Sport Chalet             www.sportchalet.com        exclusive licensing agreement    November 1999             Five years
The Athlete's Foot       www.theathletesfoot.com    exclusive licensing agreement    November 1999             Five years
The Sports Authority     www.thesportsauthority.com majority-owned subsidiary and    November 1999             Fifteen years
                                                    exclusive licensing agreement

--------

* The letter of intent that we entered into with Healtheon/WebMD contemplated a five-year agreement. Although this letter of intent has expired, the parties are in the process of negotiating a definitive agreement. See"-- Description of Agreement with our Partners--Healtheon/WebMD."

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

  Healtheon/WebMD. We entered into a binding letter of intent with The Sports Authority and Healtheon/WebMD to create and operate a sports, medicine and fitness e-commerce sporting goods business. The letter of intent expired on October 29, 1999, but the parties generally have been operating under the terms of the letter of intent. We expect to enter into a definitive agreement in the second quarter of fiscal 2000. Healtheon/WebMD has committed extensive promotional resources to drive traffic to the Web site, including taking advantage of its strategic relationships with MSN, Lycos, Excite, Readers' Digest and CNN. Through TheSportsAuthority.com, we record 100% of the revenue from the transactions on the Healtheon/WebMD health and fitness e-commerce store, and Healtheon/WebMD receives a percentage revenue share payment on all product sales. We derived $2.8 million of our total net revenues from Healtheon/WebMD through the sale of product to support the launch of the WebMD Sports & Fitness Store, store.webmd.com. This product was sold to Healtheon/WebMD in connection with a one-time promotion in which Healtheon/WebMD distributed the products to its physician subscribers to promote the launch of the WebMD Sports & Fitness Store. Healtheon/WebMD is the first end-to-end Internet healthcare company connecting physicians and consumers to the entire healthcare industry. Healtheon/WebMD was formed in November 1999 as a result of the merger of Healtheon Corporation, WebMD, Inc., MEDE America and Medcast.

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

Intellectual Property

  We utilize our partners' names, URL's, logos and other marks in connection with the operation and promotion of our partners' Web sites. The agreements with our partners generally provide us with limited, non-exclusive licenses to use this intellectual property in connection with the operation of our partners' e-commerce sporting goods businesses. These licenses are co-terminous with the agreements and range from five to 15 years.

  We also rely on technologies that we license from third parties. These licenses may not continue to be available to us on commercially reasonable terms in the future. As a result, we may be required to obtain substitute technology of lower quality or at greater cost, which could materially adversely affect our business, results of operations and financial condition.

  In order to protect our proprietary rights in services and technology, we rely on various intellectual property laws and contractual restrictions. These include confidentiality, invention assignment and nondisclosure agreements with our partners, employees, contractors and suppliers. Despite these precautions, it may be possible for a third-party to copy or otherwise obtain and use our intellectual property without our authorization.

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

Employees

  As of April 28, 2000, we employed 215 full-time employees in our e-commerce business. Our employees are based primarily at our headquarters in King of Prussia, Pennsylvania.

Discontinued Operations

  Prior to our decision to focus exclusively on our e-commerce business, we operated two sporting goods businesses, our Branded Division and our Off-Price and Action Sports Division. We sold our Branded Division on December 29, 1999 and recognized a loss of $12.1 million on the sale. We have an agreement to sell our Off-Price and Action Sports Division, which we expect will be completed in the second quarter of fiscal 2000. We estimate that we will recognize a loss of approximately $5.2 million on the sale of our Off-Price and Action Sports Division and have reflected that loss in the statement of operations for fiscal 1999. For a more complete discussion, see Note 18 to our consolidated financial statements beginning on page F-1.

  Off-Price and Action Sports Division

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

  The sales force for our Off-Price and Action Sports Division consisted of sales executives who dealt exclusively with off-price and special make-up merchandise and who were compensated on a commission basis. We sold our off-price and action sports merchandise to approximately 2,300 retail accounts. Our Off-Price and Action Sports Division competed with large retailers that purchased off-price and action sports merchandise on a direct basis, footwear manufacturers that disposed of excess merchandise through their own retail outlet operations and several independent resellers of footwear, athletic apparel and sporting goods.

  In May 1998, we acquired Gen-X Holdings Inc. and Gen-X Equipment Inc., two privately-held companies based in Toronto, Ontario specializing in selling off-price sporting goods.

  Branded Division

  Through our Branded Division, we designed, marketed and distributed athletic and outdoor footwear products under the RYKA brand and the Yukon brand. RYKA is a high performance athletic footwear brand designed exclusively for women. RYKA products included the following categories: aerobic fitness, cross-training, running, walking and aqua aerobics.

  Yukon is a performance outdoor and rugged casual footwear brand designed for men, women and children. Yukon products included the following categories: hiking boots, cross-terrain boots, trail walking shoes, rugged casual shoes and work boots.

  Prior to selling the Branded Division, we developed a variety of promotional programs for our RYKA and Yukon brands. Because of our limited resources, however, we historically concentrated our marketing efforts on less costly, grass-roots approaches, such as point-of-purchase and other retailer promotions. We relied principally on independent sales organizations to sell RYKA and Yukon footwear to their customer accounts. These independent sales organizations covered all 50 states and Canada and were compensated on a commission basis. The primary customers of our branded products were athletic footwear stores, sporting goods stores, department stores and independent retailers.

  The products of our Branded Division competed with other branded products, as well as with private label products sold by retailers, including some of our customers. RYKA competed with many brands of athletic footwear, including Nike, Reebok, adidas, Avia, Asics, New Balance and Saucony. Yukon competed with a number of other brands of rugged outdoor and casual footwear, including Timberland, Rockport (a division of Reebok), Nike ACG, Columbia, Hi-Tec, Merrell, Vasque and Wolverine. In varying degrees, depending on the product category involved, we competed on the basis of style, price, quality, comfort and brand name prestige and recognition.

  Our products were designed and developed in-house, although we periodically used outside design firms to supplement our design efforts. Products of our Branded Division were produced by independent contract manufacturers located in Asia. We did not own or operate any manufacturing facilities. We oversaw the key phases of production from initial prototype manufacture through initial production runs to final manufacture. We sought to use, whenever possible, manufacturers that had previously produced our footwear, which we believed enhanced continuity and quality while controlling production costs.

 Facilities and Employees

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

  As of April 28, 2000, we employed 55 full-time employees in our Off-Price and Action Sports Division.

Risk Factors

  Any investment in shares of our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Annual Report on Form 10-K/A. If any of the following risks occur, our business could be materially harmed. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock. This Annual Report on Form 10-K/A contains forward-looking statements that involve risks and uncertainties. Many factors, including those described below, may cause actual results to differ materially from anticipated results.

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

  .  computer viruses; and

  .  other similar events.

  We launched our first six partners' e-commerce sporting goods businesses in the fourth quarter of fiscal 1999. The limited time during which we have been operating these businesses, as well as the inherent unpredictability of the events described above, makes it difficult to predict whether the occurrence of any of these events is likely. If any of these events do occur, they could result in interruptions, delays or cessations in service to users of our partners' Web sites, which could have a material adverse effect on our business, results of operations and financial condition.

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

  We may face material delays in introducing new services, products and enhancements. If this happens, our customers may forego the use of our partners' e-commerce sporting goods businesses and use those of our competitors. To remain competitive, we must continue to enhance and improve the functionality and features of our partners' e-commerce sporting goods businesses. The Internet and the online commerce industry are rapidly changing. If competitors introduce new products and services using new technologies or if new industry standards and practices emerge, our partners' existing Web sites and our proprietary technology and systems may become obsolete.

  Developing our partners' e-commerce sporting goods businesses and other proprietary technology entails significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our partners' Web sites, our order processing systems and our computer network to meet customer requirements or emerging industry standards.

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

  As of April 28, 2000, Michael G. Rubin, our Chairman and Chief Executive Officer, beneficially owned 43.2% and funds affiliated with SOFTBANK America Inc., referred to as SOFTBANK, beneficially owned 33.1% of our outstanding common stock. Mr. Rubin and SOFTBANK are in a position to exercise control over most matters requiring stockholder approval, including the election or removal of directors, approval of significant corporate transactions, and the ability generally to direct our affairs. Furthermore, the stock purchase agreements pursuant to which SOFTBANK acquired its shares of our common stock provide that SOFTBANK has the right to designate up to three members of our board, depending on the number of shares of our common stock held by SOFTBANK. This concentration of ownership and SOFTBANK's right to designate members to our board may have the effect of delaying or preventing a change in control of us, including transactions where stockholders might otherwise receive a premium over current market prices for their shares.

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

ITEM 4.1: EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth information regarding each of our executive officers and key employees who are not also directors (information regarding each of our directors is incorporated by reference to the section of our 2000 Proxy statement entitled "Proposal 1 - Election of Directors"):

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

  Robert W. Liewald has served as our Executive Vice President, Merchandising since July 1999 and worked as a consultant to us and to other companies in the sporting goods industry from June 1998 to July 1999. From January 1995 to June 1998, Mr. Liewald served as Senior Executive Vice President of FILA USA, an athletic footwear and apparel manufacturer. From June 1972 to January 1995, Mr. Liewald held a variety of positions at Venator Group, an athletic footwear and apparel retailer based in New York, New York, most recently as Senior Vice President, Corporate Merchandiser with merchandising responsibility for all of Venator Group's specialty athletic divisions. Also while at Venator, Mr. Liewald served as Vice President, General Merchandise Manager for Champs Sports and Vice President, Merchandise Manager at Foot Locker and Lady Foot Locker.

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

  Steven C. Davis has served as our Senior Vice President Marketing since January 2000. From June 1996 to January 2000, Mr. Davis held a number of management positions at Just for Feet, Inc., a specialty sporting goods retailer based in Birmingham, Alabama. Most recently, Mr. Davis was Vice President of Marketing and previously he served as Director of Marketing and Director of Special Projects. From September 1994 to June 1996, Mr. Davis was enrolled at the University of Pennsylvania's Wharton School of Business where he received an MBA. In the summer of 1995, Mr. Davis served as a marketing consultant for Dell Computer Corporation. From January 1990 until September 1994, Mr. Davis was Manager of Park Operations for Anheuser Busch Theme Parks, Inc.

  Michael A. Balik has served as our Vice President, Management Information Systems since May 1999. From December 1996 to May 1999, Mr. Balik served as Director of Management Information Systems for Cherrydale Farms, a manufacturer of confectionery products based in Allentown, Pennsylvania. From July 1996 to December 1996, Mr. Balik worked as a Business Analyst for Unisys Corp., an electronic business solutions company based in Blue Bell, Pennsylvania. From March 1993 to October 1996 Mr. Balik was Director of Information Systems for I Got It at Gary's, a super-discount drugstore chain based in Eagleville, Pennsylvania.

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

  On May 1, 2000, SOFTBANK acquired an additional 2,500,000 shares of Common Stock and TMCT Ventures, L.P. ("TMCT") acquired 625,000 shares of Common Stock at a price of $8.00 per share for an aggregate purchase price of $25.0 million.

  These transactions were not public offerings, nor were any underwriters or underwriting discounts or commissions involved. Based upon information available to the Company as of the date of the above transactions, including certain representations and warranties of SOFTBANK and TMCT, the Company believes that the transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

ITEM 6: SELECTED FINANCIAL DATA

  The following tables present portions of our financial statements and are not complete. You should read the following selected consolidated financial data together with our consolidated financial statements and related notes to our financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected statements of operations data for the years ended December 31, 1997 and 1998 and January 1, 2000 and the balance sheet data as of December 31, 1998 and January 1, 2000 are derived from our consolidated financial statements that have been audited by Deloitte & Touche LLP, independent auditors, included elsewhere in this Annual Report on Form 10-K/A. The selected statement of operations data for the years ended December 31, 1995 and 1996 and the balance sheet data as of December 31, 1995, 1996 and 1997 are derived from our audited consolidated statements that are not included in this Annual Report on Form 10-K/A.

  On April 20, 1999, we formalized a plan to sell our Branded Division and our Off-Price and Action Sports Division in order to focus exclusively on our e-commerce business. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of these divisions have been segregated from that of continuing operations and are presented as discontinued operations. The following selected consolidated financial data and our consolidated financial statements included in this Annual Report on Form 10-K/A have been reclassified to reflect this presentation.

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

--------
(/1/) All share and per share amounts give effect to the December 15, 1997 1-for-20 reverse stock split as if it had occurred for all periods presented.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to those statements appearing elsewhere in this Annual Report on Form 10-K/A. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors including those discussed in "Risk Factors" and elsewhere in this Annual Report on Form 10-K/A.

Overview

  We develop and operate e-commerce sporting goods businesses for traditional sporting goods retailers, general merchandisers, Internet companies and media companies under exclusive long-term agreements. We enable our partners to capitalize on their existing brand assets to exploit online opportunities in the $45.8 billion sporting goods retail industry. We customize the design of a partner's Web site with a broad range of characteristics that includes a differentiated user interface, partner-specific content pages, an extensive electronic catalog of product descriptions and images, a searchable database and interactive communication tools. We currently derive virtually all of our revenues from the sale of merchandise through or to our partners' e-commerce sporting goods businesses. It is possible, however, that in the future we may derive revenues from providing services in connection with the design, development, operation and promotion of our partners' e-commerce sporting goods businesses. We launched our initial six partners' e-commerce sporting goods businesses in November 1999: www.dunhamssports.com, www.mcsports.com, www.sportchalet.com, www.theathletesfoot.com, www.thesportsauthority.com and store.webmd.com. We have announced agreements with BlueLight.com and Oshman's Sporting Goods to launch their e-commerce sporting goods businesses in the second quarter of 2000.

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

  In April 1999, we formalized our plan to divest these divisions in order to focus exclusively on the development of our e-commerce business. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of these divisions have been segregated from that of continuing operations and are presented as discontinued operations. Our consolidated financial statements included in this Annual Report on Form 10-K/A have been reclassified to reflect this presentation.

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

  On September 24, 1999, in furtherance of our plan to sell our historical businesses, we entered into an agreement, as amended on March 13, 2000, to sell our Off-Price and Action Sports Division for a cash payment at closing of $13.2 million and the assumption by the purchaser of $4.0 million in indebtedness. We are seeking stockholder approval of this sale at our annual stockholders meeting to be held on May 25, 2000. Michael G. Rubin, our Chairman and Chief Executive Officer, who as of the record date for the annual meeting, beneficially owned approximately 43.2% of our outstanding shares, and SOFTBANK, who as of the record date for the annual meeting, beneficially owned approximately 33.2% of our outstanding shares, have indicated that they intend to vote for approval of the sale. We expect the sale to close soon after our annual stockholders meeting. For fiscal 1999, we have recognized a loss of approximately $5.2 million related to the disposition of this division.

  On December 29, 1999, we sold substantially all of the assets of our Branded Division, other than accounts receivable of approximately $6.6 million, for a cash payment of approximately $10.4 million. For fiscal 1999, we have recognized a loss of approximately $12.1 million related to the disposition of this division.

  On April 27, 2000, in order to continue financing our e-commerce operations, we agreed to sell to funds affiliated with SOFTBANK 2,500,000 shares of common stock and to TMCT 625,000 shares of common stock at a price of $8.00 per share for an aggregate purchase price of $25.0 million. The sale of these shares was completed on May 1, 2000.

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

  . cost of revenues, which consists of the cost of the products sold and net freight costs, other than outbound shipping costs related to our temporary free shipping promotions which are included in sales and marketing expenses;

  . sales and marketing expenses, which consist primarily of advertising and promotional expenses, including temporary free-shipping, distribution facility and fulfillment expenses, order processing fees, payroll and related expenses for personnel engaged in marketing, buying, merchandising, client services, partner revenue shares and customer service;

  . product development expenses, which consist primarily of expenses associated with content development; developing and operating our partners' Web sites; payroll and related expenses for engineering, production, creative and management information systems; and depreciation expense related to capitalized hardware and software;

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

Results of Operations

 Fiscal 1999 and Fiscal 1998

  Net Revenues. We had net revenues from continuing operations of $5.5 million for fiscal 1999 and no net revenues from continuing operations for fiscal 1998. In fiscal 1999, we operated www.dunhamssports.com, www.mcsports.com, www.sportchalet.com, www.theathletesfoot.com, www.thesportsauthority.com, and store.webmd.com. We derived $2.8 million of our total net revenues from Healtheon/WebMD through the sale of product to support the launch of the WebMD Sports & Fitness Store, store.webmd.com. This product was sold to Healtheon/WebMD in connection with a one-time promotion in which Healtheon/WebMD distributed the products to its physician subscribers to promote the launch of the WebMD Sports & Fitness Store. We derived no net revenues from continuing operations for any period prior to November 1999 as we did not operate any Web sites during those periods.

  Cost of Revenues. We incurred cost of revenues from continuing operations of $3.8 million for fiscal 1999 and no cost of revenues from continuing operations for fiscal 1998. As a percentage of net revenues, cost of revenues was 69.3% for fiscal 1999. These costs included the cost of the products sold and inbound freight costs related to these products, as well as outbound shipping costs other than those related to our temporary free shipping promotions which are included in sales and marketing expenses.

  Gross Profit. We had gross profit from continuing operations of $1.7 million for fiscal 1999 and no gross profit from continuing operations for fiscal 1998. As a percentage of net revenues, gross profit from continuing operations was 30.7% for fiscal 1999.

  Sales and Marketing Expenses. We incurred sales and marketing expenses from continuing operations of $11.6 million for fiscal 1999 and no sales and marketing expenses from continuing operations for fiscal 1998. These expenses included advertising and promotional expenses including temporary free shipping, distribution facility expenses, order processing fees and payroll and related expenses. Also included in this amount are partner revenue shares which are payments made to our partners in exchange for the use of their brand assets, the promotion of their URL's in marketing and communication materials, the implementation of programs to provide incentives to in-store customers to shop online and other programs and services provided to the customers of our partners' Web sites. These charges were not significant in fiscal 1999.

  Product Development Expenses. We incurred product development expenses from continuing operations of $7.3 million for fiscal 1999 and no product development expenses from continuing operations for fiscal 1998. A meaningful portion of our product development expenses in fiscal 1999 was paid to third parties. Because we are currently handling more development internally, we do not anticipate that a significant portion of our product development expenses in fiscal 2000 will be for third-party Web site development services.

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

  As of January 1, 2000, we had commitments of $6.4 million relating to the implementation of advertising and promotion programs. In addition, we have agreed to provide Yahoo! with not less than $5.0 million of barter media during the term of our agreement with Yahoo!. The barter media consists of including the Yahoo! logo on mutually agreed upon advertising in a partner's retail stores and newspaper promotions. See Note 11 to our consolidated financial statements.

  In the second quarter of fiscal 2000, we expect to receive a cash payment of $13.2 million relating to the sale of our Off-Price and Action Sports Division.

  To date, we have financed our e-commerce operations primarily from the sale of equity securities. Management expects that our current cash position combined with the proceeds from the sale of our Off-Price and Action Sports Division, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our revenues must increase significantly to internally fund our anticipated operating expenses. If cash flows are insufficient to fund these expenses, we may need to raise additional funds in future periods through public or private financings or other arrangements to fund our operations until we achieve profitability. Failure to raise capital when needed could seriously harm our business and operating results. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

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

  With respect to our Branded Division and Off-Price and Action Sports Division, we maintained a management information system that provided, among other things, comprehensive customer order processing, inventory, production, accounting and management information for the marketing, selling, manufacturing and distribution functions of our business. Subsequent to the sale of the Branded Division on December 29, 1999, we use these systems only for the Off-Price and Action Sports Division and in connection with the collection of the accounts receivable of the Branded Division which it retained.

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

  The Company is exposed to changes in interest rates primarily as a result of the long-term debt of its discontinued operations. The Company's objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on cash flows and to lower its overall borrowing costs. A portion of the Company's long-term debt is issued at a choice of LIBOR plus certain basis points or the prime rate less certain basis points, which gives the Company a certain degree of flexibility to manage interest rate risk. As of January 1, 2000, a 1% increase in these rates would result in an increase in interest costs of approximately $150,000. As of December 31, 1998, a 1% increase in these rates would result in an increase in interest costs of approximately $370,000. See Note 18 to the Company's consolidated financial statements beginning on page F-1.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements of the Company, supplementary data and related documents that are included in this Annual Report on Form 10-K/A are listed in
Item 14(a), Part IV, of this Report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

  This Part incorporates certain information from the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders (the "2000 Proxy Statement") filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year covered by this Annual Report on Form 10-K/A. Notwithstanding such incorporation, the sections of the Company's 2000 Proxy Statement entitled "Report of the Compensation Committee" and "Performance Graph" shall not be deemed to be "filed" as part of this Report.

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information concerning the directors of the Company is incorporated by reference to the Company's 2000 Proxy Statement including but necessarily limited to the sections of the 2000 Proxy Statement entitled "Proposal 1-- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

  Information concerning executive officers of the Company who are not also directors is included in Item 4.1, Part I, of this Annual Report on Form 10-K/A.

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

3. EXHIBITS

  2.1(/1/)   Securities Purchase Agreement dated June 21, 1995 by and between the Company and MR Acquisitions, Inc.
  2.2(/2/)   First Amendment to Securities Purchase Agreement by and between the Company and MR Acquisitions, Inc. dated July 31, 1995.
  2.3(/3/)   Second Amended and Restated Agreement and Plan of Reorganization,
              as amended, among RYKA Inc., a Delaware corporation, KPR Sports
              International, Inc., a Pennsylvania corporation, Apex Sports
             International, Inc., a Pennsylvania corporation, MR Management,
              Inc., a Pennsylvania corporation, and Michael G. Rubin.
  2.4(/4/)   Stock Purchase Agreement dated as of May 12, 1998 by and among
              Global Sports, Inc., DMJ Financial Inc., James J. Salter, Kenneth
              J. Finkelstein and certain other individuals and entities.
  2.5(/5/)   Asset Purchase Agreement, dated December 29, 1999, among American
              Sporting Goods Corporation and RYKA Inc., KPR Sports
              International, Inc., G.S.I., Inc., Apex Sports International,
              Inc. and Global Sports, Inc.
  2.6(/6/)   Acquisition Agreement, dated September 24, 1999, as amended, among the Company, Gen-X Acquisition (U.S.), Inc., Gen-X Acquisition
              (Canada) Inc., DMJ Financial, Inc., James J. Salter and Kenneth
              J. Finkelstein
  3.1(/3/)   Amended and Restated Certificate of Incorporation of the Company
              filed with the Secretary of State of the State of Delaware on
              December 15, 1997.
  3.2(/7/)   The Company's Bylaws, as amended.
  4.1(/7/)   Specimen of Common Stock Certificate.
 10.1(/8/)*  1987 Stock Option Plan.
 10.2(/9/)*  1988 Stock Option Plan.
 10.3(/10/)* 1990 Stock Option Plan.
 10.4(/11/)* 1992 Stock Option Plan.
 10.5(/12/)* 1993 Stock Option Plan.
 10.6(/2/)*  1995 Stock Option Plan.
 10.7(/13/)* 1995 Non-Employee Directors' Stock Option Plan.
 10.8*,**    1996 Equity Incentive Plan (amended and restated as of November
             16, 1999).

 10.9(/14/)*  Deferred Profit Sharing Plan and Trust.
 10.10(/15/)* 2000 Employee Stock Purchase Plan
 10.11(/2/)*  Employment Agreement dated July 31, 1995 by and between the
              Company and Steven A. Wolf.
 10.12(/16/)* Employment Agreement dated September 25, 1996 by and between the
               Company and Michael G. Rubin.
 10.13(/16/)* First Amendment to the Employment Agreement dated September 25,
               1996 by and between the Company and Michael G. Rubin.
 10.14(/17/)* Employment Agreement dated May 12, 1998 by and between the
              Company and James J. Salter.
 10.15(/17/)* Employment Agreement dated January 1, 1999 by and between the
              Company and Arthur I. Carver.
 10.16(/17/)* Employment Agreement dated February 24, 1999 by and between the
               Company and Michael R. Conn.
 10.17(/18/)* Employment Agreement dated March 28, 1999 by and between the
              Company and Michael Golden.
 10.18(/19/)* Employment Agreement dated August 9, 1999 by and between the
              Company and Arthur H. Miller.
 10.19*,**    Employment Agreement dated January 10, 2000 by and between the
              Company and Steven Davis.
 10.20*,**    Employment Agreement dated February 9, 2000 by and between the
               Company and Jordan M. Copland.
 10.21(/2/)   Registration Rights Agreement by and between the Company and MR
              Acquisitions, Inc.
 10.22(/21/)+ Omnibus Services Agreement dated April 1, 1999 by and between the
              Company and Organic, Inc.
 10.23(/21/)+ Amendment No. 1 to the Omnibus Services Agreement dated April 1,
               1999 by and between the Company and Organic, Inc.
 10.24(/19/)  Independent Contractor Services Agreement dated June 29, 1999 by and between the Company and Foundry, Inc.
 10.25(/19/)  Addendum No. 1 to the Independent Contractor Services Agreement
               dated June 29, 1999 by and between the Company and Foundry, Inc.
 10.26(/19/)  Agreement of Sale dated July 27, 1999 by and between the Company and IL First Avenue Associates L.P. for acquisition of property at 1075 First Avenue, King of Prussia, PA.
 10.27(/21/)+ Advertising and Promotion Agreement dated October 3, 1999 by and between the Company and Yahoo! Inc. ("Yahoo").
 10.28+**     Amendment No. 1 to Advertising and Promotion Agreement dated
               February 15, 2000 by and between the Company and Yahoo.
 10.29(/19/)  Transaction Management Services Agreement dated June 10, 1999 by and between the Company and Priority Fulfillment Services, Inc.
 10.30(/22/)+ E-Commerce Agreement dated February 1, 1999 by and between Global
               Sports Interactive, Inc. ("GSI") and Michigan Sporting Goods
               Distributors, Inc. ("MC Sports")
 10.31**      First Amendment to E-Commerce Agreement dated June 17, 1999 by and between GSI and MC Sports.
 10.32(/22/)+ E-Commerce Management Agreement dated March 10, 1999 by and between GSI and The Athlete's Foot Stores, Inc.
 10.33(/22/)+ E-Commerce Agreement dated March 23, 1999 by and between GSI and
               Dunham's Athleisure Corporation ("Dunham's").
 10.34**      Amendment to E-Commerce Agreement dated May 25, 1999 by and between GSI and Dunham's.
 10.35**      Amendment to E-Commerce Agreement dated December 5, 1999 by and between GSI and Dunham's.
 10.36(/22/)+ E-Commerce Management Agreement dated March 31, 1999 by and between GSI and Sport Chalet, Inc.
 10.37(/20/)+ E-Commerce Venture Agreement dated May 7, 1999 by and between GSI and The Sports Authority, Inc. ("TSA").
 10.38(/20/)+ Amendment No. 1 to the E-Commerce Venture Agreement dated May 14,
               1999 by and between GSI and TSA.
 10.39(/20/)+ License Agreement dated May 14, 1999 by and among TSA, The Sports
               Authority Michigan, Inc. and TheSportsAuthority.com, Inc.
               ("TSA.com").
 10.40(/22/)+ E-Commerce Services Agreement dated May 14, 1999 by and between
              GSI and TSA.com.

 10.41(/22/)+ E-Commerce Agreement dated May 14, 1999 by and among TSA and
              TSA.com.
 10.42(/23/)  Agreement dated May 14, 1999, by and between TSA and the Company.
 10.43+***    E-Commerce Management Agreement dated December 30, 1999 by and between GSI and Oshman's Sporting Goods, Inc.-Services.
 10.44+***    Strategic Alliance Agreement dated February 28, 2000 by and among
              GSI and Bluelight.Com LLC.
 23.1         Consent of Independent Auditors.
 27.1**       Financial Data Schedule (electronic filing only).

--------
***Previously filed with Form 10-K/A filed April 26, 2000.
**Previously filed with Form 10-K filed March 30, 2000.
*Management contract or compensatory plan or arrangement
+ Confidential treatment has been requested as to certain portions of this exhibit. The omitted portions have been separately filed with the Securities and Exchange Commission.
 (/1/) Incorporated by reference to the Company's Current Report on Form 8-K dated June 21, 1995.
 (/2/) Incorporated by reference to the Company's Current Report on Form 8-K dated July 31, 1995.
 (/3/) Incorporated by reference to the Company's Definitive Proxy Materials filed November 12, 1997.
 (/4/) Incorporated by reference to the Company's Current Report on Form 8-K dated May 27, 1998.
 (/5/) Incorporated by reference to the Company's Current Report on Form 8-K dated January 13, 2000.
 (/6/) Incorporated by reference to the Company's Quarterly Report on Form 10-
       Q/A for the nine-month period ended September 30, 1999, filed March 21, 2000.
 (/7/) Incorporated by reference to the Company's Registration Statement No.
       33-33754.
 (/8/) Incorporated by reference to the Company's Registration Statement No.
       33-19754-B.
 (/9/) Incorporated by reference to the Company's Registration Statement No.
       33-27501.
(/10/) Incorporated by reference to the Company's Quarterly Report on Form 10-
       Q for the nine-month period ended September 30, 1990.
(/11/) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.
(/12/) Incorporated by reference to the Company's Form S-8 Registration
       Statement filed on January 3, 1994.
(/13/) Incorporated by reference to the Company's Proxy Statement filed on October 13, 1995 in connection with the 1995 Special Meeting in lieu of Annual Meeting held on November 15, 1995.
(/14/) Incorporated by reference to the Company's Quarterly Report on Form 10-
       Q for the three-month period ended March 31, 1998.
(/15/) Incorporated by reference to the Company's Preliminary Proxy Statement filed on March 22, 2000 in connection with the 2000 Annual Meeting. (/16/) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
(/17/) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
(/18/) Incorporated by reference to the Company's Quarterly Report on Form 10-
       Q for the three-month period ended March 31, 1999.
(/19/) Incorporated by reference to the Company's Quarterly Report on Form 10-
       Q for the nine-month period ended September 30, 1999.
(/20/) Incorporated by reference to Amendment No. 1 to the Company's Current
       Report on Form 8-K/A filed April 21, 2000.
(/21/) Incorporated by reference to Amendment No. 1 to the Company's Quarterly
       Report on Form 10-Q/A filed April 21, 2000.
(/22/) Incorporated by reference to Amendment No. 2 to the Company's Current
       Report on Form 8-K/A filed April 26, 2000.
(/23/) Incorporated by reference to Company's Current Report on Form 8-K filed
       December 28, 1999.

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

Date: May 1, 2000                         GLOBAL SPORTS, INC.

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

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                         Year Ended December 31,
                                         ------------------------
                                                                   Fiscal Year
                                                                      Ended
                                                                    January 1,
                                            1997         1998          2000
                                         -----------  -----------  ------------
Cash Flows from Operating Activities:
  Net income (loss)....................  $(4,155,295) $ 5,823,856  $(43,247,230)
   Deduct:
    Income from discontinued
     operations........................      246,956    9,664,956       549,838
    Loss on disposal of discontinued
     operations........................          --           --    (17,336,679)
                                         -----------  -----------  ------------
  Loss from continuing operations......   (4,402,251)  (3,841,100)  (26,460,389)
  Adjustments to reconcile loss from
   continuing operations to net cash
   provided by (used in) operating
   activities:
    Depreciation and amortization......      368,227      567,310       728,000
    Loss on disposition of equipment...          --        19,819           --
    Stock-based compensation expense...      152,333      150,000     2,654,834
  Changes in operating assets and
   liabilities, net of acquisitions and
   discontinued operations:
    Accounts receivable................          --           --     (2,738,201)
    Inventory..........................          --           --    (10,697,438)
    Prepaid expenses and other current
     assets............................   (3,551,074)    (168,945)     (845,410)
    Refundable income taxes............          --           --     (1,337,584)
    Other assets.......................     (576,542)      33,571       173,739
    Accounts payable and accrued
     expenses..........................      491,169    4,292,548    17,727,273
    Income taxes payable...............          --           --     (1,378,820)
                                         -----------  -----------  ------------
    Net cash provided by (used in)
     continuing operations.............   (7,518,138)   1,053,203   (22,173,996)
    Net cash provided by (used in)
     discontinued operations...........   (1,629,605)   1,617,846    (3,241,206)
                                         -----------  -----------  ------------
    Net cash provided by (used in)
     operating activities..............   (9,147,743)   2,671,049   (25,415,202)
                                         -----------  -----------  ------------
Cash Flows from Investing Activities:
  Proceeds from sale of discontinued
   operations..........................          --           --     10,317,322
  Acquisition of property and
   equipment...........................     (231,987)    (397,990)  (18,421,010)
                                         -----------  -----------  ------------
    Net cash used in investing
     activities........................     (231,987)    (397,990)   (8,103,688)
                                         -----------  -----------  ------------
Cash Flows from Financing Activities:
  Net borrowings (repayments) under
   line of credit......................    9,984,077   (1,853,992)  (18,812,156)
  Costs of debt issuance...............     (266,304)     (80,000)      (30,000)
  Repayments of capital lease
   obligation..........................     (105,378)    (116,124)     (127,966)
  Proceeds from subordinated note from
   SOFTBANK............................          --           --     15,000,000
  Proceeds from issuance of common
   stock to SOFTBANK...................          --           --     64,727,378
  Proceeds from exercises of common
   stock options and warrants..........          --        23,256     1,827,570
  Proceeds from sale of minority
   interest in subsidiary..............          --           --          1,999
  Repayment of subordinated notes
   payable, related party..............     (416,000)    (250,000)   (1,805,841)
                                         -----------  -----------  ------------
    Net cash provided by (used in)
     financing activities..............    9,196,395   (2,276,860)   60,780,984
                                         -----------  -----------  ------------
Effect of exchange rate changes on cash
 and cash equivalents..................        6,345      (11,911)          --
                                         -----------  -----------  ------------
Net increase (decrease) in cash and
 cash equivalents......................     (176,990)     (15,712)   27,262,094
Cash and cash equivalents, beginning of
 year..................................      275,871       98,881        83,169
                                         -----------  -----------  ------------
Cash and cash equivalents, end of
 year..................................  $    98,881  $    83,169  $ 27,345,263
                                         ===========  ===========  ============
Supplemental disclosure of cash flow
 information:
  Cash paid during the year for
   interest............................  $ 1,882,198  $ 3,056,160  $  1,993,647
                                         ===========  ===========  ============
Supplemental disclosure of non-cash
 investing and financing activities:
  Notes payable issued in
   acquisitions........................  $       --   $ 6,000,000  $        --
                                         ===========  ===========  ============
  Issuance of common stock of affiliate
   at a price per share in excess of
   the Company's carrying amount.......  $   356,534  $       --   $        --
                                         ===========  ===========  ============
  Refinancing of revolving credit
   agreement...........................  $16,718,420  $       --   $        --
                                         ===========  ===========  ============
  Issuance of common stock for
   acquisition of the Gen-X Companies..  $       --   $ 8,951,850  $        --
                                         ===========  ===========  ============
  Issuance of mandatorily redeemable
   preferred stock.....................  $       --   $       100  $        --
                                         ===========  ===========  ============
  Issuance of common stock in
   satisfaction of accrued interest on
   subordinated note from SOFTBANK.....  $       --   $       --   $     89,225
                                         ===========  ===========  ============
  Issuance of common stock upon
   conversion of the SOFTBANK
   subordinated note...................  $       --   $       --   $ 15,000,000
                                         ===========  ===========  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--DESCRIPTION OF BUSINESS

  Global Sports, Inc. ("Global" or the "Company"), a Delaware corporation, develops and operates the electronic commerce ("e-commerce") sporting goods businesses of several traditional sporting goods retailers, general merchandisers, internet companies and media companies under exclusive long-term agreements. The Company currently derives virtually all of its revenues from the sale of merchandise through or to its partners' e-commerce sporting goods businesses. The Company currently does not derive revenues from the provision of services to its partners' e-commerce sporting goods businesses. Each of the Company's partners owns the URL address of its Web site. Based upon the terms of the agreements with its partners, the Company owns certain components of the Web sites and the partners own other components. The Company's partners include BlueLight.com, Dunham's Sports, Healtheon/WebMD, MC Sports, Oshman's Sporting Goods, Sport Chalet, The Athlete's Foot and The Sports Authority.

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

  Cash and Cash Equivalents: The Company considers all highly liquid investments with maturities at date of purchase of three months or less to be cash equivalents. As of January 1, 2000, the Company had $26,749,053 of excess cash invested in a money market fund with a major financial institution, which is included in cash and cash equivalents. Interest income related to this investment for the fiscal year ended January 1, 2000 was $774,139.

  Inventory: Inventory, primarily consisting of sporting goods, athletic equipment, footwear and apparel, is valued at the lower of cost (determined using the first-in, first-out method) or market.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

  Property and Equipment: Property and equipment are stated at cost, net of accumulated depreciation or amortization. Costs incurred to develop internal-use computer software during the application development stage generally are capitalized. Certain costs incurred to develop our partners' websites are expensed as incurred due to their short and unpredictable useful lives. There was no material difference between expensing these costs as incurred and capitalizing and amortizing these costs. In addition, costs of enhancements to internal-use computer software are capitalized, provided that these enhancements result in additional functionality. Depreciation or amortization is provided using the straight-line method over the estimated useful lives of the assets, which are generally:

  .  Two years for computer hardware and software;

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

  Goodwill, Intangibles and Other Assets: The cost of goodwill and intangibles is amortized on a straight-line basis over ten to twenty years. Goodwill is reported net of accumulated amortization of $777,376 as of December 31, 1998. Intangibles, which principally represent the cost of acquiring licenses, patents and trademarks, are reported net of accumulated amortization of $270,124 as of December 31, 1998. Amortization of goodwill and intangibles is included in discontinued operations. As a result of the disposition of the Branded division on December 29, 1999 (see Note 18), goodwill and intangibles were fully amortized and the related charge is included in the loss on disposition of discontinued operations.

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

  Foreign Currency Translation: In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation, exchange adjustments resulting from foreign

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
currency transactions generally are recognized currently in income, whereas adjustments resulting from translations of financial statements are reflected in accumulated other comprehensive income (loss). The cumulative currency translation loss as of December 31, 1998 was $47,431. Gains and losses on foreign currency transactions for the fiscal years ended December 31, 1998 and January 1, 2000 resulted in net foreign currency losses of $194,064 and $103,955, respectively, and are included in discontinued operations. There were no foreign currency transactions in the fiscal year ended December 31, 1997.

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

  Fair Value of Financial Instruments: The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and notes payable are a reasonable estimate of their fair values as of December 31, 1998 and January 1, 2000, based on the short maturity of these instruments.

  Net Revenues: The Company provides various services to its partners, including the design, development, maintenance and promotion of customized Web sites. The Company has not derived revenues from the provision of these services. The Company currently derives virtually all of its revenues from the sale of product through or to its partners' e-Commerce sporting goods businesses. Revenues from product sales, net of discounts and allowances for returns, are recognized upon the shipment of product to customers. Other sources of revenues, including the sale of gift certificates to the Company's retail partners' land-based stores, the sale of advertising on the partners' Web sites and outbound shipping charges, were not significant for the fiscal year ended January 1, 2000.

  Sales and Marketing: Sales and marketing expenses include advertising, promotional expenses including temporary free shipping, distribution facility expenses, order processing fees and payroll and related expenses. Also included in this amount are partner revenue shares which are payments made to our partners in exchange for the use of their brand assets, the promotion of their URL's in marketing and communications materials, the implementation of programs to provide incentives to the in-store customers to shop online and other programs and services provided to the customers of our partners' Web sites. Partner revenue shares were not significant in fiscal 1999.

  Promotional Shipping Costs: During the fiscal year ended January 1, 2000, as part of a promotion in connection with the launch of the Company's partners' Web sites, the Company offered free shipping on certain orders. The expense related to this temporary promotion for the fiscal year ended January 1, 2000 was $566,091 and has been included in selling and marketing expense.

  Advertising: The Company expenses the cost of advertising, which includes media, agency and production expenses, in accordance with the AICPA Accounting Standards Executive Committee's Statement of Position ("SOP") 93-7, Reporting on Advertising Costs. Advertising production costs are expensed the first time the advertisement is run. Media (television, radio and print) placement costs are expensed in the month the advertising appears. Agency fees are expensed as incurred. Advertising expense was $2,471,731 for the fiscal year ended January 1, 2000. Advertising expense of discontinued operations was $431,753 and $1,774,753 for the fiscal years ended December 31, 1997 and December 31, 1998, respectively.

  Product Development: Product development expenses consist primarily of expenses associated with content development; developing and operating the partners' Web sites; payroll and related expenses for the engineering, production, creative and management information systems departments; and depreciation expense related to capitalized hardware and software.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

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

  Income Taxes: Prior to December 15, 1997, the KPR Companies (see Note 16) had elected to be taxed as S Corporations under provisions of the Internal Revenue Code and various state income tax regulations. As such, current taxable income had been included on the income tax returns of the then sole shareholder for federal and state income tax purposes and no provision had been made for federal income taxes. On December 15, 1997, the KPR Companies effected a reorganization with RYKA Inc. As a result of the reorganization, the KPR Companies' S election was terminated. The Company, now renamed Global Sports, Inc., is considered a C corporation and is subject to federal and state income taxes. As such, taxes on income are provided based upon SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

  The Company will be required to adopt EITF Issue No. 00-2, "Accounting for Web Site Development Costs," no later than July 1, 2000. This EITF consensus sets forth capitalization and expense requirements for web site development costs. Management has not yet assessed what impact, if any, the EITF consensus will have on the Company's future earnings or financial position.

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
                                                       ==========  ===========

NOTE 4--CAPITAL LEASE

  In September 1994, the Company entered into a fifteen-year capital lease with its Chairman and Chief Executive Officer for its former corporate headquarters and warehouse space. The rental amount is subject to annual increases based on the Consumer Price Index and is currently $351,396 per annum. The Company pays all insurance and maintenance relating to the leased property. The mortgages on the leased property are collateralized by guarantees of a subsidiary of the Company and have an aggregate outstanding principal balance of $1,525,169 and $1,456,101 as of December 31, 1998 and January 1, 2000, respectively. As of December 31, 1998 and January 1, 2000, the Company's net investment in this capital lease was $2,007,035, and $1,801,884, respectively, which were included in property and equipment. Interest recorded on this capital lease for the fiscal years ended December 31, 1997, December 31, 1998 and January 1, 2000 was $242,120, $234,345,
$223,430, respectively.

  Future minimum lease payments under this capital lease as of January 1, 2000, together with the present value of those future minimum lease payments, are as follows:

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
                                                                     ----------
     Long-term portion.............................................. $2,040,249
                                                                     ==========

  In November 1999, the Company relocated its corporate headquarters to a Company-owned facility and is currently negotiating the termination of the lease for its former corporate headquarters. Management expects that this lease termination will not have a material effect on future results of operations, cash flows or financial position.

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

  On April 21, 1997, RYKA sold 125,000 shares of its common stock for $750,000 to certain private investors. The proceeds from this sale were used to repay $385,000 of a subordinated note payable to the KPR Companies from RYKA and to enable the Company to open $810,000 in letter of credit agreements for the benefit of KPR.

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
                                                               =======

  During the fiscal year ended January 1, 2000, the Company granted to retailers, consultants and employees options, warrants and restricted stock awards to purchase an aggregate of 1,641,227 shares (1,105,741 shares relating to employees and 535,486 shares relating to retailers and consultants) of the Company's common stock at prices ranging from $0.01 to $24.69 per share. The value of options, warrants and restricted stock granted during 1999 amounted to $5,341,195 ($406,069 relating to employees and $4,935,126 relating to retailers and consultants) of which the Company reflected $3,770,778 as expense in the fiscal year ended January 1, 2000. The balance will be recognized as services are provided over terms ranging from four to five years. Of the amount recognized as expense during the fiscal year ended January 1, 2000, $2,654,834 is included in continuing operations ($217,476 relating to employees and $2,437,358 relating to retailers and consultants) and $1,115,945 is included in discontinued operations.

  During the latter part of the fiscal year ended January 1, 2000, the Company issued options to purchase 123,500 shares of the Company's common stock with a fair market value at the dates of grant amounting to $1,579,495 to non-employees which are included in the options and warrants described above. Because these warrants require certain counterparty performance conditions, they are subject to variable plan accounting. The Company is recording compensation expense over the five-year term of the warrants as required by EITF No. 98-16 and recognized $66,170 as compensation expense for the fiscal year ended January 1, 2000. The amount of compensation expense recognized in future years is subject to adjustment based upon changes in the price of the Company's common stock.

  In connection with the disposition of its historical businesses during the fiscal year ended January 1, 2000, the Company accelerated the vesting of 415,441 options previously granted to employees of the discontinued operations as an inducement to remain with the businesses for a period of ninety days following their sale. For accounting purposes, the Company considers this action a cancellation of a previous award and the grant of a new award. Since the grantees will not be employees of the Company when the options are vested, the Company valued the awards in accordance with the provisions of SFAS No. 123 and charged the related expense to discontinued operations for the fiscal year ended January 1, 2000. As these awards require counterparty performance conditions, they are subject to variable plan accounting and the ultimate cost to be recognized for these awards is subject to adjustment based upon changes in both the number of employees and the price of the Company's common stock through the ninetieth day after the businesses are sold.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

  During the year ended December 31, 1998, the Company issued options and warrants to purchase 695,750 shares of common stock to various employees at a range of prices from $2.86 to $7.81 and with terms of five to ten years. The Company also issued warrants to purchase 67,000 shares of common stock to various consultants and sales agents at a range of prices from $5.11 to $7.94 and with terms of five to ten years. The Company recorded a charge of $150,000 for the fiscal year ended December 31, 1998 related to these warrants which is included in stock-based compensation.

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

                                                    As Reported    Pro Forma
                                                    ------------  ------------
   Fiscal Year Ended December 31, 1997
     Net loss...................................... $ (4,155,295) $ (4,805,295)
                                                    ============  ============
     Losses per share--basic and diluted........... $      (1.39) $      (1.60)
                                                    ============  ============
   Fiscal Year Ended December 31, 1998
     Net income.................................... $  5,823,856  $  4,711,383
                                                    ============  ============
     Earnings per share--basic and diluted......... $        .51  $        .41
                                                    ============  ============
   Fiscal Year Ended January 1, 2000
     Net loss...................................... $(43,247,230) $(46,850,325)
                                                    ============  ============
     Losses per share--basic and diluted........... $      (2.91) $      (3.15)
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

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

  The fair value of options granted under the Plans during the fiscal years ended December 31, 1997, December 31, 1998 and January 1, 2000 were estimated on the date of grant using the Black-Scholes multiple option pricing model, with the following assumptions:

                                                                   Fiscal Year
                             Fiscal Year Ended Fiscal Year Ended      Ended
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
                                               ==========       ===========

  For the fiscal year ended December 31, 1997, the Company had no provision for federal and state income taxes.

  As of January 1, 2000, the Company has recorded $1,337,584 in refundable income taxes resulting from the carryback of operating losses incurred during the fiscal year ended January 1, 2000. This balance is included in current assets.

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

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

  The amounts used in calculating earnings (losses) per share data are as follows:

                                                                  Fiscal Year
                            Fiscal Year Ended Fiscal Year Ended      Ended
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
                               ===========       ===========     ============

NOTE 9--SIGNIFICANT CUSTOMER/CONCENTRATIONS OF CREDIT RISK

  For the fiscal year ended January 1, 2000, net revenues included revenues from Healtheon/WebMD of $2,792,350 through the sale of product to support the launch of the WebMD Sports & Fitness Store. As of January 1, 2000, Healtheon/WebMD represented substantially all of the balance in accounts receivable. During the fiscal year ended January 1, 2000, the Company also agreed to purchase advertising from Healtheon/WebMD in the aggregate amount of $3,000,000 to occur in 1999 through the second quarter of 2000.

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

 Advertising and Media Agreements

  As of January 1, 2000, the Company was contractually committed for the purchase of future advertising totaling approximately $6,447,000 (including the remaining commitment referred to in Note 9 with a significant

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
customer) for the fiscal year ending December 30, 2000. One such agreement requires the Company to pay an additional fee based upon revenues generated from the advertising. The expense related to these commitments will be recognized in accordance with the Company's accounting policy related to advertising (see Note 2).

  In addition, as of January 1, 2000, the Company was contractually committed to provide barter media with a value of no less than $5.0 million for fiscal 2000. The barter media consists of participation by a third party in joint advertising which the Company is entitled to receive in one of its partner's retail stores and newspaper promotions. The Company has no history of similar advertising arrangements for cash. Accordingly, no revenue or expense will be recorded for this arrangement. Minimum required joint advertising with the third party includes specified quantities for combined traffic in the partner's retail stores and copies of joint newspaper promotions.

 Partner Relationships

  During the fiscal year ended January 1, 2000, the Company had two different structures for its alliances. The Company's arrangement with The Athlete's Foot, Oshman's Sporting Goods, MC Sports, Dunham's Sports, Sport Chalet and Healtheon/WebMD are exclusive licensing arrangements ranging in term from five to ten years, whereby the Company records 100% of the revenues generated through the Company's partners' e-commerce sporting goods businesses and pays a percentage of those revenues to the partner in exchange for the right to operate their e-commerce sporting goods businesses under their brand names, the promotion of their URL's and other programs and services provided to their customers. Healtheon/WebMD, The Sports Authority, Inc. and the Company are presently operating in accordance with a binding letter of intent, which expired on October 29, 1999, and the parties are in the process of negotiating a formal contract. The Company entered into a fifteen-year exclusive agreement with The Sports Authority, Inc. (the "TSA Agreement"), through the Company's 80.1%-owned subsidiary TheSportsAuthority.com ("TSA.com"). TSA.com pays a royalty to The Sports Authority, Inc. based on a percentage of sales generated by the TSA.com's electronic storefront. On or after February 1, 2002, The Sports Authority, Inc. has the right to receive (for no consideration) up to an additional 30% interest in TSA.com if certain performance targets are met. The Sports Authority, Inc. has an option to purchase, on the earlier to occur of May 9, 2002 or an initial public offering of shares of TSA.com common stock, up to a total ownership interest of 49.9% in TSA.com at a price determined by a formula defined in the TSA Agreement.

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
                                              ==========          =====

  As of December 31, 1998, the Company had $1,805,841 in outstanding subordinated notes payable held by its Chairman and Chief Executive Officer, plus accrued interest on such notes of $24,094 which was recorded in accrued expenses. This debt consists primarily of a note representing undistributed Subchapter S corporation retained earnings previously taxed to him as the sole shareholder of the KPR Companies prior to the 1997 reorganization (see Note
16). Interest accrues on such notes at the Company's choice of prime plus 1/4% or LIBOR (Adjusted Eurodollar Rate) plus two hundred seventy-five basis points. Based on its Loan Agreement, the Company is permitted to make regular payments of interest on the subordinated notes and to further reduce principal on a quarterly basis, commencing subsequent to the first quarter of 1998, in an amount up to 50% of the cumulative consolidated net income of the Company. During 1998, aggregate principal payments of $250,000 were made. On July 27, 1999, the principal balance of $1,805,841 plus interest accrued to date of $58,987 was repaid in full, for which a waiver was obtained from the Company's primary lender.

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
                                                                     ==========

  During the fiscal year ended December 31, 1997, RYKA issued for cash 125,000 shares of common stock for $6.00 per share, which was in excess of the Company's per share carrying amount. Also during the fiscal year ended December 31, 1997, MR Acquisitions exercised its warrants to purchase an additional 361,587 RYKA shares. The Company accounted for these transactions as an increase in both its investment and additional paid-in capital. As of December 14, 1997, just prior to the Reorganization (See Note 16), the Company had a 33% equity interest in the net assets of RYKA.

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

  On September 24, 1999, the Company and a management group led by James J. Salter and Kenneth J. Finkelstein entered into an acquisition agreement providing for the sale of the Company's Off-Price and Action Sports division, including the sale of all of the issued and outstanding capital stock of the Company's wholly-owned subsidiaries Gen-X Holdings Inc. and Gen-X Equipment Inc. (collectively, the "Gen-X Companies"). On March 13, 2000, the acquisition agreement was amended to, inter alia, (i) extend the date after which either party could terminate the acquisition agreement, (ii) provide for a larger portion of the purchase price to be paid in cash instead of a combination of cash and promissory notes, (iii) reduce the purchase price as a result of more of the purchase price being paid in cash, (iv) provide the purchaser with a breakup fee of $1,500,000, if the Company terminated the agreement under certain circumstances, and (v) to accelerate the vesting of options to purchase an aggregate of 281,930 shares of Global Common Stock held by certain employees of Global. Pursuant to the terms of the acquisition agreement, as amended, the aggregate purchase price for the Off-Price and Action Sports division is approximately $17,200,000, consisting of a cash payment of $6,000,000 deposited in an escrow account by the purchaser on March 13, 2000, a cash payment at closing of $7,200,000 and assumption of certain notes payable by Global in the aggregate principal amount of approximately $4,000,000. For fiscal 1999, the Company recognized a loss of $5.2 million related to the disposition of this division.

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

  Upon initial adoption of the plan to sell these businesses, management expected to recognize a gain upon the disposal of its historical businesses. During the quarter ended June 30, 1999, management revised its estimates and recorded a loss on disposal of $5,632,158. During the quarter ended January 1, 2000, when the Company consummated the sale of its Branded division, the proceeds from the sale were substantially lower than formerly anticipated. As a result of this transaction and the renegotiation of the sales price for the Off-Price and Action Sports division, management made further revisions to its estimates and recognized additional losses on disposal of $11,704,521 during the quarter ended January 1, 2000.

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

 Acquisition of Discontinued Operations

  Prior to its decision to focus exclusively on its e-commerce business, the Company acquired Gen-X Holdings Inc. and Gen-X Equipment Inc. on May 12, 1998. The Gen-X Companies were privately-held companies based in Toronto, Ontario specializing in selling off-price sporting goods and winter sports equipment (including ski and snowboard equipment), in-line skates, sunglasses, skateboards and specialty footwear. In consideration for the stock of the Gen-X Companies, the Company issued 1,500,000 shares of its common stock and contingent consideration in the form of non-interest bearing notes and 10,000 shares of mandatorily redeemable preferred stock in the aggregate amount of $5,000,000. The notes are payable and shares are redeemable at an aggregate of $1,000,000 per year over a five-year period upon achieving certain sales and gross profit targets. The total purchase price, including acquisition expenses of approximately $330,000 but excluding the contingent consideration described above ($1,000,000 of which was paid in May of 1999), was $9,279,645. This purchase price was based on the 5-day average market price of the 1,500,000 shares discounted by 10% to reflect restrictions on the transferability of these shares.

  The following table details the allocation of the total consideration:

     Fair value of assets acquired................................. $13,913,937
     Fair value of liabilities assumed............................. (13,765,000)
     Goodwill......................................................   9,130,708
                                                                    -----------
                                                                    $ 9,279,645
                                                                    ===========

  During the one-year period ended April 30, 1999, the Gen-X Companies achieved the first of their sales and gross profit targets, and accordingly, in May 1999, the Company redeemed 2,000 shares of the mandatorily redeemable preferred stock for $100,000 and paid $900,000 against the contingent notes payable, resulting in a corresponding increase to goodwill of $1,000,000.

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

  The components of the notes payable, other balances as of December 31, 1998 and January 1, 2000 are as follows:

                                                       December 31, January 1,
                                                           1998        2000
                                                       ------------ ----------
   Note payable to Ride, Inc., due 12/31/02 (interest
    rate as of January 1, 2000--8%)...................  $1,600,000  $1,200,000
   Notes payable to former shareholders of Lamar, due
    7/27/03 (interest rate as of January 1, 2000--
    6%)...............................................   1,606,558   1,230,505
                                                        ----------  ----------
      Total...........................................  $3,206,558  $2,430,505
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

                              For the Fiscal Year Ended December 31, 1998
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
                              ==========  ==========  ==========  ===========

--------
(/1/) The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

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
                             ==========  ===========  ===========  ============

--------
(/1/) The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)


NOTE 20--SUBSEQUENT EVENT

  On February 29, 2000, the Company entered into a long-term distribution agreement with BlueLight.com, an independent company formed to operate the e-commerce businesses of Kmart Corporation. The Company will provide a product information database to BlueLight.com that it will use to merchandise the sporting goods department of its flagship Web site. BlueLight.com will process orders for sporting goods on its Web site and deliver the orders to the Company electronically. The Company will then sell the products from its inventory and transfer title to BlueLight.com at a predetermined discount to the selling price of the product and pick, pack and ship the products to consumers on behalf of BlueLight.com. The Company will generate revenues from the sale of product to BlueLight.com and will recognize such revenues upon delivery of the merchandise to a common carrier.