Form 10-K/A
period 2000-01-01
GLOBAL SPORTS INC
filed 2000-05-02
CIK 828750

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              GLOBAL SPORTS, INC.
                         ANNUAL REPORT ON FORM 10-K/A
                      FOR THE YEAR ENDED JANUARY 1, 2000

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                    PART I

 ITEM 1:   BUSINESS.....................................................     3
 ITEM 2:   PROPERTIES...................................................    26
 ITEM 3:   LEGAL PROCEEDINGS............................................    26
 ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........    27
 ITEM 4.1: EXECUTIVE OFFICERS OF THE REGISTRANT.........................    27

                                    PART II

 ITEM 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.....................................................    29
 ITEM 6:   SELECTED FINANCIAL DATA......................................    29
 ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS...................................    31
 ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...    35
 ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................    36
 ITEM 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE....................................    36

                                   PART III

 ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........    36
 ITEM 11:  EXECUTIVE COMPENSATION.......................................    36
 ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT..................................................    36
 ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............    36

                                    PART IV

 ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
            8-K.........................................................    37
 SIGNATURES..............................................................   40

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

  Although we refer to the traditional sporting goods retailers, general merchandisers, Internet companies and media companies for which we develop and operate e-commerce sporting goods businesses as our "partners," we do not act as an agent or legal representative for any of our partners. We do not have the power or authority to legally bind any of our partners. Similarly, our partners do not have the power or authority to legally bind us. In addition, we do not have the types of liabilities for our partners that a general partner of a partnership would have. Our current partners include BlueLight.com, Dunham's Sports, Healtheon/WebMD, MC Sports, Oshman's Sporting Goods, Sport Chalet, The Athlete's Foot and The Sports Authority.

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

  On April 27, 2000, we agreed to sell to funds affiliated with SOFTBANK America Inc., referred to as SOFTBANK, 2,500,000 shares of common stock and to TMCT Ventures, L.P., referred to as TMCT, 625,000 shares of common stock at a price of $8.00 per share for an aggregate purchase price of $25.0 million. In addition, we issued to the funds affiliated with SOFTBANK warrants to purchase 1,250,000 shares of common stock, and to TMCT warrants to purchase 312,500 shares of common stock, at an exercise price of $10.00 per share. The sale of these shares and warrants was completed on May 1, 2000.

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

  On May 1, 2000, SOFTBANK acquired an additional 2,500,000 shares of Common Stock and TMCT Ventures, L.P. ("TMCT") acquired 625,000 shares of Common Stock at a price of $8.00 per share for an aggregate purchase price of $25.0 million. In addition, we issued to SOFTBANK warrants to purchase 1,250,000 shares of common stock, and to TMCT warrants to purchase 312,500 shares of common stock, at an exercise price of $10.00 per share.

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

  On April 27, 2000, in order to continue financing our e-commerce operations, we agreed to sell to funds affiliated with SOFTBANK 2,500,000 shares of common stock and to TMCT 625,000 shares of common stock at a price of $8.00 per share for an aggregate purchase price of $25.0 million. In addition, we issued to SOFTBANK warrants to purchase 1,250,000 shares of common stock, and to TMCT warrants to purchase 312,500 shares of common stock, at an exercise price of $10.00 per share. The sale of these shares and warrants was completed on May 1, 2000.

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