Form 10-Q
period 2000-04-01
GLOBAL SPORTS INC
filed 2000-05-16
CIK 828750

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                         --------------------------

                                   FORM 10-Q


(Mark One)
   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended April 1, 2000.

                                     or
   [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _______to
         _______.

                       Commission File Number 0-16611

                         --------------------------

                             GLOBAL SPORTS, INC.
                             -------------------
           (Exact name of registrant as specified in its charter)

              DELAWARE                                  04-2958132
   -------------------------------------------------------------------------
     (State or other jurisdiction         (I.R.S. employer identification no.)
   of incorporation or organization)

  1075 FIRST AVENUE, KING OF PRUSSIA, PA                             19406
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
Yes [X]  No [_]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 2000:

       Common Stock, $0.01 par value                          21,702,080
       -----------------------------                ---------------------------
            (Title of each class)                        (Number of Shares)

                             GLOBAL SPORTS, INC.
                                  FORM 10-Q
                              QUARTERLY REPORT
                     FOR THE QUARTER ENDED APRIL 1, 2000

                              TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:
         Condensed Consolidated Balance Sheets as of
           January 1, 2000 and April 1, 2000 (Unaudited)................    3
         Condensed Consolidated Statements of Operations
           for the quarters ended March 31, 1999 and April 1,
           2000 (Unaudited).............................................    4
         Condensed Consolidated Statements of Cash Flows for the
           quarters ended March 31, 1999 and April 1, 2000 (Unaudited)..    5
         Notes to Unaudited Condensed Consolidated Financial
           Statements...................................................    6
Item 2.  Management's Discussion and Analysis of Results of Operations
           and Financial Condition......................................   12
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....   24

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................   25
Item 2.  Changes in Securities and Use of Proceeds......................   25
Item 3.  Defaults upon Senior Securities................................   25
Item 4.  Submission of Matters to a Vote of Security Holders............   25
Item 5.  Other Information..............................................   25
Item 6.  Exhibits and Reports on Form 8-K...............................   25

SIGNATURES..............................................................   26

--------------------------------------------------------------------------------
  For all years prior to 1999 our fiscal year ended on December 31. Effective for 1999, we changed our fiscal year from the last day of December to the Saturday nearest the last day of December. Accordingly, fiscal 1999 ended on January 1, 2000. References to fiscal 1997, fiscal 1998, fiscal 1999 and fiscal 2000 refer to the years ended December 31, 1997 and 1998, the year ended January 1, 2000 and the year ending December 30, 2000.

  Although we refer to the traditional sporting goods retailers, general merchandisers, Internet and media companies for which we develop and operate e-commerce sporting goods businesses as our "partners," we do not act as an agent or legal representative for any of our partners. We do not have the power or authority to legally bind any of our partners. Similarly, our partners do not have the power or authority to legally bind us. In addition, we do not have the types of liabilities for our partners that a general partner of a partnership would have.

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                                     January 1,        April 1,
                                                                       2000              2000
                                                                    -----------      -----------
                                 ASSETS
Current assets:
     Cash and cash equivalents....................................     $ 27,345         $  7,891
     Accounts receivable, net.....................................        2,738            2,273
     Inventory....................................................       10,697           13,131
     Prepaid expenses and other current assets....................        2,782            3,408
     Net assets of discontinued operations........................       18,382           15,595
                                                                    -----------      -----------
       Total current assets.......................................       61,944           42,298
Property and equipment, net of accumulated depreciation
  and amortization................................................       20,682           21,237
Other assets, net.................................................          110              290
                                                                    -----------      -----------
       Total assets...............................................     $ 82,736         $ 63,825
                                                                    ===========      ===========


                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses........................     $ 21,245         $ 14,586
     Current portion - capital lease obligation, related party....          141              144
                                                                    -----------      -----------
       Total current liabilities..................................       21,386           14,730
Capital lease obligation, related party...........................        2,040            2,003
Commitments and contingencies.....................................
Stockholders' equity:
   Preferred stock, $0.01 par value, 1,000 shares
     authorized; 8 shares issued as mandatorily redeemable
     preferred stock..............................................            -                -
   Common stock, $0.01 par value, 60,000 shares authorized;
     19,544 and 18,475 shares issued and outstanding, respectively, as of January 1, 2000; 18,566 shares issued and outstanding
     as of April 1, 2000..........................................          195              186
   Additional paid-in capital.....................................      102,462          104,072
   Accumulated deficit............................................      (43,133)         (57,166)
                                                                    -----------      -----------
                                                                         59,524           47,092
Less: Treasury stock, at cost.....................................          214                -
                                                                    -----------      -----------
     Total stockholders' equity...................................       59,310           47,092
                                                                    -----------      -----------
     Total liabilities and stockholders' equity...................     $ 82,736         $ 63,825
                                                                    ===========      ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                                          For the Quarter Ended
                                                                 -------------------------------------
                                                                     March 31,              April 1,
                                                                       1999                   2000
                                                                 ---------------        --------------
Net revenues................................................             $     -            $    5,719
Cost of revenues............................................                   -                 3,952
                                                                 ---------------        --------------
               Gross profit.................................                   -                 1,767
Operating expenses:
       Sales and marketing..................................                   -                 9,815
       Product development..................................                   -                 2,667
       General and administrative...........................                 817                 2,282
       Stock-based compensation.............................                 398                 1,266
                                                                 ---------------        --------------
               Total operating expenses.....................               1,215                16,030
                                                                 ---------------        --------------
Operating loss..............................................              (1,215)              (14,263)
Other (income) expenses:
       Interest (income) expense, net.......................                  57                  (230)
                                                                 ---------------        --------------
Loss from continuing operations before
     income taxes...........................................              (1,272)              (14,033)
Benefit from income taxes...................................                (509)                    -
                                                                 ---------------        --------------
Loss from continuing operations.............................                (763)              (14,033)
Discontinued operations:
       Income from discontinued operations (net of
         benefit from income taxes of $177).................               1,157                     -
                                                                 ---------------        --------------
Net income (loss)...........................................             $   394             $(14,033)
                                                                 ===============        ==============

Earnings (losses) per share--basic and diluted:
       Loss from continuing operations......................             $  (.06)          $      (.76)
       Income from discontinued operations..................                 .09                     -
                                                                 ---------------        --------------
       Net income (loss)....................................             $   .03           $      (.76)
                                                                 ===============        ==============

Weighted average shares outstanding - basic and diluted.....              12,019                18,517
                                                                 ===============        ==============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                                  For the Quarter Ended
                                                                            ----------------------------------
                                                                                 March 31,          April 1,
                                                                                   1999               2000
                                                                            ---------------      -------------
Cash Flows from Operating Activities:
Net income (loss)........................................................           $   394           $(14,033)
Deduct:
       Income from discontinued operations...............................             1,157                  -
                                                                            ---------------      -------------
       Loss from continuing operations...................................              (763)           (14,033)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
       Depreciation and amortization.....................................               138              1,449
       Stock-based compensation..........................................               398              1,266
       Changes in operating assets and liabilities:
           Accounts receivable...........................................                 -                465
           Inventory.....................................................                 -             (2,434)
           Prepaid expenses and other current assets.....................                69               (626)
           Other assets..................................................                43               (180)
           Accounts payable and accrued expenses.........................            (2,191)            (6,659)
                                                                            ---------------      -------------
       Net cash used in continuing operations............................            (2,306)           (20,752)
       Net cash (used in) provided by discontinued operations............            (2,715)             2,901
                                                                            ---------------      -------------
       Net cash used in operating activities.............................            (5,021)           (17,851)
                                                                            ---------------      -------------
Cash Flows from Investing Activities:
Acquisition of property and equipment....................................              (144)            (2,004)
                                                                            ---------------      -------------
Cash Flows from Financing Activities:
Net borrowings under lines of credit.....................................             5,631                  -
Repayments of capital lease obligation...................................               (31)               (34)
Proceeds from exercises of common stock options and warrants.............               478                435
Costs of debt issuance...................................................               (30)                 -
                                                                            ---------------      -------------
       Net cash provided by financing activities.........................             6,048                401
                                                                            ---------------      -------------
Net increase (decrease) in cash and cash equivalents.....................               883            (19,454)
Cash and cash equivalents, beginning of period...........................                83             27,345
                                                                            ---------------      -------------
Cash and cash equivalents, end of period.................................           $   966           $  7,891
                                                                            ===============      =============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

   Global Sports, Inc. ("Global" or the "Company"), a Delaware corporation, develops and operates the electronic commerce ("e-commerce") sporting goods businesses of several traditional sporting goods retailers, general merchandisers, internet companies and media companies under exclusive long-term agreements. The Company currently derives virtually all of its revenues from the sale of sporting goods over the Internet and other electronic media. The Company currently does not derive revenues from the provision of services to its partners' e-commerce sporting goods businesses. Each of the Company's partners' owns the URL address of its Web site. Based upon the terms of the agreements with its partners, the Company owns certain components of the Web sites and the partners own other components.

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

   The accompanying financial information is unaudited; however, in the opinion of the Company's management, all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods reported have been included. The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year.

   This quarterly report should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements presented in the Company's Annual Report on Form 10-K/A filed on May 2, 2000.

NOTE 2 - EARNINGS (LOSSES) PER SHARE

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

   The amounts used in calculating earnings per share data are as follows:

                                                                             For the Quarter Ended
                                                                         -------------------------------
                                                                            March 31,          April 1,
                                                                              1999               2000
                                                                         -------------      ------------
                                                                                 (In Thousands)
Loss from continuing operations....................................            $  (763)         $(14,033)
Income from discontinued operations................................              1,157                --
                                                                         -------------      ------------
Net income.........................................................            $   394          $(14,033)
                                                                         =============      ============
Weighted average shares outstanding - basic and diluted............             12,019            18,517
                                                                         =============      ============
Outstanding common stock options having
 no dilutive effect................................................              1,411             2,265
                                                                         =============      ============
Outstanding common stock warrants having
 no dilutive effect................................................                209               560
                                                                         =============      ============

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

   As of April 1, 2000, the Company had employment agreements with several of its officers for an aggregate annual base salary of $1,753,000 plus bonuses and increases in accordance with the terms of the agreements. Terms of such contracts range from three to five years and are subject to automatic annual extensions.

Advertising and Media Agreements

   As of April 1, 2000, the Company was contractually committed for the purchase of future advertising totaling approximately $3,123,000 for the remainder of the fiscal year ending December 30, 2000. One such agreement requires the Company to pay an additional fee based upon revenues generated from the advertising. In addition, the Company was contractually committed to provide barter media with a value of no less than $5,000,000 for fiscal 2000. The barter media consists of participation by a third party in joint advertising which the Company is entitled to receive in one of its partner's retail stores and newspaper promotions. The Company has no history of similar advertising arrangements for cash. Accordingly, no revenue or expense will be recorded for this arrangement. Minimum required joint advertising with the third party includes specific quantities for combined traffic in the partner's retail stores and copies of joint newspaper promotions.

NOTE 4 - COMPREHENSIVE INCOME

   Comprehensive income for the quarters ended March 31, 1999 and April 1, 2000 was as follows:

                                                     For the Quarter Ended
                                               ---------------------------------
                                                 March 31,            April 1,
                                                   1999                 2000
                                               ------------        -------------
                                                         (In Thousands)
Net income (loss)...........................          $ 394             $(14,033)
Foreign currency translation adjustments....             47                   --
                                               ------------        -------------
Comprehensive income (loss).................          $ 441             $(14,033)
                                               ============        =============

NOTE 5 - EQUITY TRANSACTIONS

   During the quarter ended April 1, 2000, the Company granted options and warrants to purchase 612,700 shares of the Company's common stock to employees, consultants and a partner of the Company. The range of exercise prices for all options and warrants granted was from $3.00 to $20.75 for the quarter ended April 1, 2000. As a result of the grant of these options and warrants and the amortization of deferred compensation from prior grants, the Company recorded stock-based compensation expense of $1,266,000 for the quarter ended April 1, 2000, primarily as a result of non-employee grants. As of April 1, 2000, the Company had an aggregate of $2,584,000 of deferred compensation remaining to be amortized over the next five years.

   Options and warrants to purchase 90,617 shares of the Company's common stock
were exercised during the quarter ended April 1, 2000.   The range of exercise
prices was from $3.20 to $15.63 for the quarter ended April 1, 2000. These exercises resulted in cash proceeds to the Company of $435,000 for the quarter ended April 1, 2000.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

   On March 13, 2000, the Company's Board of Directors approved the retirement of 1,069,086 shares of treasury stock held by the Company.

NOTE 6 - BUSINESS SEGMENTS

   The Company operates in one principal business segment which develops and operates the e-commerce sporting goods businesses of traditional sporting goods retailers, general merchandisers, internet companies and media companies in domestic markets. All of the Company's net sales, operating results and identifiable assets are in the United States. See Note 7 for a discussion of the Company's discontinued operations.

NOTE 7 - DISCONTINUED OPERATIONS

   Net sales of discontinued operations for the quarters ended March 31, 1999, and April 1, 2000 were $33,700,000 and $18,400,000, respectively.

   The discontinued operations components of amounts reflected in the balance sheets are as follows:

                                                                  January 1,                  April 1,
                                                                     2000                       2000
                                                               --------------            ---------------
                                                                            (In Thousands)
   Cash....................................................          $    591                   $  1,000
   Accounts receivable.....................................            29,692                     22,748
   Inventory...............................................             3,518                      7,629
   Property and equipment..................................             1,243                      1,250
   Goodwill and intangibles................................            11,148                     10,949
   Other assets............................................               500                        635
   Accounts payable and accrued expenses...................           (10,360)                   (12,327)
   Notes payable, other....................................           (17,950)                   (16,289)
                                                               --------------            ---------------
      Net assets of discontinued operations (1)............          $ 18,382                   $ 15,595
                                                               ==============            ===============

(1) Included in current assets.

Interest Expense of Discontinued Operations

    Net interest expense incurred related to notes payable of discontinued operations amounting to $265,000 and $347,000 for the quarters ended March 31, 1999 and April 1, 2000, respectively, has been allocated to discontinued operations.

Employment Agreements of Discontinued Operations

    As of April 1, 2000, the Company had employment agreements with several of its officers of discontinued operations for an aggregate annual base salary of $567,000 plus bonuses and increases in accordance with the terms of the agreements. Terms of the agreements range from three to five years and are subject to automatic annual extensions. The agreements will be terminated upon consummation of the sale of the Company's Off-Price and Action Sports division.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Purchase Commitments of Discontinued Operations

     As of April 1, 2000, outstanding purchase commitments of discontinued operations existed totaling $4,738,000, for which commercial import letters of credit have been issued.

NOTE 8 - SIGNIFICANT TRANSACTIONS

     For the quarter ended April 1, 2000, net revenues included approximately $1,900,000 of sales of one vendor's fitness equipment product sold primarily through direct marketing, in addition to Web site and other 800-number sales. The resulting accounts receivable are due over a weighted average period of nine months.


NOTE 9 - SUBSEQUENT EVENTS

Mortgage Note

    On April 20, 2000, the Company executed a $5,300,000 mortgage note collateralized by the land, building, improvements, furniture and equipment of its corporate headquarters. The mortgage note has a term of ten years and bears interest at 8.49% per annum.

Private Placement

          On April 27, 2000, the Company agreed to sell to funds affiliated with SOFTBANK America Inc. ("SOFTBANK") 2,500,000 shares of common stock and to TMCT Ventures, L.P. ("TMCT") 625,000 shares of common stock at a price of $8.00 per share for an aggregate purchase price of $25,000,000. The sale of these shares was completed on May 1, 2000. In addition, as part of this financing, the Company issued to SOFTBANK three-year warrants to purchase 1,250,000 shares of common stock and to TMCT three-year warrants to purchase 312,500 shares of common stock at an exercise price of $10.00 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Forward Looking Statements

    This Quarterly Report on Form 10-Q contains forward-looking statements relating to our operations that are based on management's current expectations, estimates and projections about our company and the online commerce industry. Words such as "expects," "intends," "plans," "projects," "believes," "estimates," "anticipates" and variations of these words and similar expressions are used to identify the forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Further, we may make forward-looking statements that are based upon assumptions as to future events that may not prove to be accurate. Therefore, actual outcomes and results may differ materially from what we express or forecast in these forward-looking statements. We undertake no obligation, and do not intend, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A number of important factors could cause actual results to differ materially from those indicated in our forward-looking statements. These factors include those set forth under the heading "Risk Factors."

Overview

    We develop and operate e-commerce sporting goods businesses for traditional sporting goods retailers, general merchandisers, Internet companies and media companies under exclusive long-term agreements. We enable our partners to capitalize on their existing brand assets to exploit online opportunities in the sporting goods retail industry. We customize the design of a partner's Web site with a broad range of characteristics that includes a differentiated user interface, partner-specific content pages, an extensive electronic catalog of product descriptions and images, a searchable database and interactive communication tools. We currently derive virtually all of our revenues from the sale of sporting goods over the Internet and other electronic media. It is possible, however, that in the future we may derive revenues from providing services in connection with the design, development, operation and promotion of our partners' e-commerce sporting goods businesses.

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

    In April 1999, we formalized our plan to divest these divisions in order to focus exclusively on the development of our e-commerce business. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of these divisions have been segregated from those of continuing operations and are presented as discontinued operations.

    On June 10, 1999, in order to finance our e-commerce business, we agreed to sell to funds affiliated with SOFTBANK America, Inc. (collectively "SOFTBANK") 6,153,850 shares of common stock at a price of $13.00 per share for an aggregate purchase price of approximately $80.0 million. The purchase price reflected the closing price of our common stock on May 26, 1999, the day prior to the day we and SOFTBANK agreed in principle to the transaction. The sale of these shares was completed on July 23, 1999.

    On September 24, 1999, in furtherance of our plan to sell our historical businesses, we entered into an agreement, as amended on March 13, 2000, to sell our Off-Price and Action Sports division for a cash payment at closing of $13.2 million and the assumption by the purchaser of $4.0 million in indebtedness. We are seeking stockholder approval of this sale at our annual stockholders meeting to be held on May 25, 2000. Michael G. Rubin, our Chairman and Chief Executive Officer, who as of the record date for the annual meeting beneficially owned approximately 43.2% of our outstanding shares, and SOFTBANK, who as of the record date for the annual meeting beneficially owned approximately 33.2% of our outstanding shares, have indicated that they intend to vote for approval of the sale. We expect the sale to close soon after our annual stockholders meeting.

    On April 27, 2000, in order to continue financing our e-commerce operations, we agreed to sell to funds affiliated with SOFTBANK 2,500,000 shares of common stock and to TMCT Ventures, L.P. ("TMCT") 625,000 shares of common stock at a price of $8.00 per share for an aggregate purchase price of $25.0 million. The sale of these shares was completed on May 1, 2000. In addition, as part of this financing, we issued to SOFTBANK three-year warrants to purchase 1,250,000 shares of common stock and to TMCT three-year warrants to purchase 312,500 shares of common stock at an exercise price of $10.00 per share.

Results of Operations

The Quarter Ended April 1, 2000 Compared to the Quarter Ended March 31, 1999

    Net Revenues. We had net revenues from continuing operations of $5.7 million for the first quarter of fiscal 2000 and no net revenues from continuing operations for the first quarter of fiscal 1999. We derived $3.6 million of our net revenues from the sale of indoor sports and fitness equipment. Fitness equipment sales included $1.9 million of sales of one of our vendor's products sold primarily through direct marketing, in addition to Web site and other 800-number sales. We derived $1.8 million of our net revenues from sales of sporting goods products from other categories. Other sources of revenue during the quarter, including sales of gift certificates to our partners' retail stores, the sale of advertising on a partner's Web site and outbound shipping charges to consumers, accounted for the remaining $300,000 of our net revenues.

    Cost of Revenues. We incurred cost of revenues from continuing operations of $4.0 million for the first quarter of fiscal 2000 and no cost of revenues from continuing operations for the first quarter of fiscal 1999. As a percentage of net revenues, cost of revenues was 69.1% for the first quarter of fiscal 2000. These costs included the cost of the products sold and inbound freight costs related to these products, as well as outbound shipping costs other than those related to our temporary free shipping promotions which are included in sales and marketing expenses.

    Gross Profit. We had gross profit from continuing operations of $1.8 million for the first quarter of fiscal 2000 and no gross profit from continuing operations for the first quarter of fiscal 1999. As a percentage of net revenues, gross profit from continuing operations was 30.9% for the first quarter of fiscal 2000.

    Sales and Marketing Expenses. We incurred sales and marketing expenses from continuing operations of $9.8 million for the first quarter of fiscal 2000 and no sales and marketing expenses from continuing operations for the first quarter of fiscal 1999. These expenses included advertising and promotional expenses, including temporary free shipping, distribution facility expenses, order processing fees and payroll and related expenses. Also included in this amount are partner revenue shares, which are payments made to our partners in exchange for the use of their brand assets, the promotion of their URL's in marketing and communication materials, the implementation of programs to provide incentives to in-store customers to shop online and other programs and services provided to the customers of our partners' Web sites. Partner revenue shares were not significant in the first quarter of fiscal 2000.

    Product Development Expenses. We incurred product development expenses from continuing operations of $2.7 million for the first quarter of fiscal 2000 and no product development expenses from continuing operations for the first quarter of fiscal 1999. Product development expenses consisted primarily of expenses associated with content development; building, developing and operating our partners' Web sites; payroll and related expenses for engineering, production, creative and management information systems; and depreciation expense related to capitalized hardware and software.

    General and Administrative Expenses. We incurred general and administrative expenses from continuing operations of $2.3 million for the first quarter of fiscal 2000 and $800,000 for the first quarter of fiscal 1999. While our continuing operations were not in existence in the first quarter of fiscal 1999, the recorded expenses reflect costs for personnel, facilities and professional fees that are currently associated with our continuing operations.

    Stock-Based Compensation Expense. We recorded stock-based compensation expense from continuing operations of $1.3 million for the first quarter of fiscal 2000 and $400,000 for the first quarter of fiscal 1999. The expense for the first quarter of fiscal 2000 related to the amortization of deferred compensation expense for options granted to employees and certain non-employees and to the value of the options or warrants granted to certain other non-employees. As of April 1, 2000, we had an aggregate of $2.6 million of deferred compensation remaining to be amortized over the next five years.

    Interest (Income) Expense. Interest income consists of interest earned on cash and short-term investments. In the first quarter of fiscal 2000, we had interest income of $200,000, net of a small amount of interest expense. In first quarter of fiscal 1999, we had $100,000 of interest expense, net of small amount of interest income, related primarily to bank borrowings.

Liquidity and Capital Resources

    Historically, we financed our operations through a combination of internally generated funds, equity financings, subordinated borrowings and bank credit facilities. We used our bank credit facilities to fund our investment in accounts receivable and inventory necessary to support our historical businesses.

    In connection with our decision to focus exclusively on our e-commerce business, we raised approximately $80.0 million in gross proceeds through our equity financing with SOFTBANK in July 1999. We used part of the proceeds from this financing to repay the balance on our then outstanding lines of credit, reduce trade payables and provide operating capital related to our historical businesses. We also used part of the proceeds to acquire property and equipment and fund working capital for our partners' e-commerce businesses. As of April 1, 2000, we had cash and cash equivalents of approximately $7.9 million and working capital of approximately $27.6 million, which included approximately $15.6 million of net assets of discontinued operations.

    We have incurred substantial costs to develop our e-commerce business and to recruit, train and compensate personnel for our creative, engineering, marketing, advertising, merchandising, customer service and administration departments. As a result, we incurred substantial losses in fiscal 1999 and the first quarter of fiscal 2000 and, as of April 1, 2000, had an accumulated deficit of $57.2 million. In order to expand our e-commerce business, we intend to invest heavily in operations, Web site development, marketing, merchandising and additional personnel. We therefore expect to continue to incur substantial operating losses for the foreseeable future.

    We used approximately $20.8 million in net cash for operating activities of continuing operations in the first quarter of fiscal 2000 and approximately $2.3 million in net cash for operating activities of continuing operations in the first quarter of fiscal 1999. Net cash used for operating activities of continuing operations in the first quarter of fiscal 2000 was primarily the result of net losses from continuing operations and changes in inventory and accounts payable and accrued expenses, partially offset by changes in accounts receivable, depreciation expense and stock-based compensation expense. Net cash used for operating activities of continuing operations in the first quarter of fiscal 1999 was primarily the result of net losses from continuing operations and changes in accounts payable and accrued expenses, partially offset by stock-based compensation expense.

    Our investing activities in the first quarter of fiscal 2000 consisted of purchases of property and equipment. We made capital expenditures of approximately $2.0 million in the first quarter of fiscal 2000.

    As of April 1, 2000, we had commitments of $3.1 million relating to the implementation of advertising and promotion programs. In addition, we have agreed to provide Yahoo! with not less than $5.0 million of barter media during the term of our agreement with Yahoo!. The barter media consists of including the Yahoo! logo on mutually agreed upon advertising in a partners' retail stores and newspaper promotions.

    To date, we have financed our e-commerce operation primarily from the sale of equity securities. Management expects that our current cash position combined with the proceeds from the sale of our Off-Price and Action Sports division, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our revenues must increase significantly to internally fund our anticipated operating expenses. If cash flows are insufficient to fund these expenses, we may need to raise additional funds in future periods through public or private financings or other arrangements to fund our operations until we achieve profitability.

    On April 20, 2000, we received approximately $5.3 million in gross proceeds through the mortgage financing of our corporate headquarters.

    On May 1, 2000, we received approximately $25.0 million in gross proceeds from a private placement of our common stock with SOFTBANK and TMCT. In addition, as part of this financing, SOFTBANK and TMCT have the right to acquire up to an additional $15.6 million of our common stock at $10.00 per share.

    Failure to raise future capital when needed could seriously harm our business and operating results. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

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

Risk Factors

    Any investment in shares of our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K/A filed on May 2, 2000. If any of the following risks occur, our business could be materially harmed. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock. This Quarterly Report of Form 10-Q and our Annual Report on Form 10-K/A filed on May 2, 2000 contain forward-looking statements that involve risks and uncertainties. Many factors, including those described below, may cause actual results to differ materially from anticipated results.

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

    We incurred substantial losses for fiscal 1999 and, as of April 1, 2000, we had an accumulated deficit of $57.2 million. We have not achieved profitability from our continuing operations. We may not obtain enough customer traffic or a high enough volume of purchases from our partners' e-commerce sporting goods businesses to generate sufficient revenues to achieve profitability. We believe that we will continue to incur operating and net losses for the next few years. We believe that our losses in fiscal 2000 will be significantly greater than our losses in fiscal 1999. There can be no assurances that we will be able to reverse these accelerating losses. We intend to increase our operating expenses substantially as we:

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

     We enter into contracts with our partners with terms ranging from five to fifteen years. These agreements establish new and complex relationships between our partners and us. We spend a significant amount of time and effort to maintain our relationships with our partners and address the issues that from time to time may arise from these new and complex relationships. If we do not maintain a good working relationship with our partners or perform as required under these agreements, our partners could seek to terminate the agreements prior to the end of the term or they could decide not to renew the contracts at the end of the term. This could adversely affect our business, financial condition and results of operations. Moreover, our partners could decide not to renew these contracts for reasons not related to our performance.

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

     As of May 1, 2000, Michael G. Rubin, our Chairman and Chief Executive Officer, beneficially owned 37.0% and SOFTBANK beneficially owned 39.9% of our outstanding common stock. Mr. Rubin and SOFTBANK are in a position to exercise control over most matters requiring stockholder approval, including the election or removal of directors, approval of significant corporate transactions, and the ability generally to direct our affairs. Furthermore, the stock purchase agreements pursuant to which SOFTBANK acquired its shares of our common stock provide that SOFTBANK has the right to designate up to three members of our board, depending on the number of shares of our common stock held by SOFTBANK. This concentration of ownership and SOFTBANK's right to designate members to our board may have the effect of delaying or preventing a change in control of us, including transactions where stockholders might otherwise receive a premium over current market prices for their shares.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   There have been no significant changes in market risk for the quarter ended April 1, 2000. See the information set forth in Item 7A of the Company's Annual Report on Form 10-K/A for the fiscal year ended January 1, 2000 filed on May 2, 2000.

PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

             We are involved in various routine litigation incidental to our current and discontinued businesses. We believe that the disposition of these matters will not have a material adverse effect on our financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        27.1 Financial data schedule for the quarter ended April 1, 2000 (electronic filing only).

    (b) Reports on Form 8-K

             We filed a Current Report on Form 8-K on January 13, 2000 regarding the disposition of certain assets of the Branded division.

             We filed a Current Report on Form 8-K on March 23, 2000 regarding the change in its fiscal year.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                             GLOBAL SPORTS, INC.


DATE: May 15, 2000                By:        /s/ Michael G. Rubin
                                      ---------------------------------
                                               Michael G. Rubin
                                           Chairman of the Board &
                                           Chief Executive Officer

DATE: May 15, 2000                By:        /s/ Jordan M. Copland
                                      ---------------------------------
                                               Jordan M. Copland
                                          Executive Vice President &
                                            Chief Financial Officer