Form 10-Q
period 2000-07-01
GLOBAL SPORTS INC
filed 2000-08-15
CIK 828750

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                         -------------------------------



                                    FORM 10-Q

(Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended July 1, 2000.

                                   or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______to ______.

                        Commission File Number 0-16611
                                               -------

                              GLOBAL SPORTS, INC.
                              -------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                       04-2958132
 ------------------------------------------------------------------------------
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                    Identification Number)


  1075 FIRST AVENUE, KING OF PRUSSIA, PA                            19406
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 8, 2000:

     Common Stock, $.01 par value                    21,702,080
   --------------------------------           -----------------------
        (Title of each class)                     (Number of Shares)


================================================================================

                                   FORM 10-Q
                      FOR THE QUARTER ENDED JULY 1, 2000

                                TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----

PART I -- FINANCIAL INFORMATION
Item 1.          Financial Statements:
                 Condensed Consolidated Balance Sheets
                   as of January 1, 2000 and July 1, 2000 (Unaudited).....................................  3
                 Condensed Consolidated Statements of Operations
                   for the three- and six-month periods ended June 30, 1999 and July 1, 2000 (Unaudited)..  4
                 Condensed Consolidated Statements of Cash Flows
                   for the six-month periods ended June 30, 1999 and July 1, 2000 (Unaudited).............  5
                 Notes to Unaudited Condensed Consolidated Financial Statements...........................  6 - 9
Item 2.          Management's Discussion and Analysis of Results of Operations
                   and Financial Condition................................................................  10 - 25
Item 3.          Quantitative and Qualitative Disclosures About Market Risk...............................  25

PART II -- OTHER INFORMATION
Item 1.          Legal Proceedings........................................................................  26
Item 2.          Changes in Securities and Use of Proceeds................................................  26
Item 3.          Defaults Upon Senior Securities..........................................................  26
Item 4.          Submission of Matters to a Vote of Security Holders......................................  26-27
Item 5.          Other Information........................................................................  28
Item 6.          Exhibits and Reports on Form 8-K.........................................................  28
SIGNATURES................................................................................................  29

-------------------------------------------------------------------------------
Effective for 1999, we changed our fiscal year from the last day of December to the Saturday nearest the last day of December. Accordingly, fiscal 1999 ended on January 1, 2000. References to fiscal 1999 and fiscal 2000 refer to the year ended January 1, 2000 and the year ending December 30, 2000, respectively.

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

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)
--------------------------------------------------------------------------------


                                                                                   January 1,    July 1,
                                                                                     2000          2000
                                                                                   ---------    ---------
                                             ASSETS
Current assets:
   Cash and cash equivalents ...................................................   $  27,345    $  35,687
   Short-term investments ......................................................        --            785
   Accounts receivable, net ....................................................       2,738        5,628
   Inventory ...................................................................      10,697       14,452
   Prepaid expenses and other current assets ...................................       2,782        2,522
   Net assets of discontinued operations .......................................      18,382         --
                                                                                   ---------    ---------
      Total current assets .....................................................      61,944       59,074
Property and equipment, net of accumulated depreciation
   and amortization ............................................................      20,682       22,416
Other assets, net ..............................................................         110          574
                                                                                   ---------    ---------
      Total assets .............................................................   $  82,736    $  82,064
                                                                                   =========    =========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses .......................................   $  20,740    $  19,315
   Deferred revenue ............................................................         505        1,268
   Current portion of long-term debt ...........................................         141          182
                                                                                   ---------    ---------
      Total current liabilities ................................................      21,386       20,765
Long-term debt .................................................................       2,040        7,226

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.01 par value, 1,000 shares
      authorized; 8 shares issued as mandatorily redeemable
      preferred stock as of January 1, 2000 ....................................         --           --
   Common stock, $0.01 par value, 60,000 authorized;
      19,544 issued and 18,475 outstanding as of
      January 1, 2000; 21,702 issued and outstanding as of
      July 1, 2000 .............................................................         195          217
Additional paid in capital .....................................................     102,462      131,612
Accumulated deficit ............................................................     (43,133)     (77,756)
                                                                                   ---------    ---------
                                                                                      59,524       54,073
Less: Treasury stock, at cost ..................................................         214         --
                                                                                   ---------    ---------
      Total stockholders' equity ...............................................      59,310       54,073
                                                                                   ---------    ---------
      Total liabilities and stockholders' equity ...............................   $  82,736    $  82,064
                                                                                   =========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                            Three Months Ended                 Six Months Ended
                                                                      ----------------------------     ----------------------------
                                                                      June 30, 1999   July 1, 2000     June 30, 1999   July 1, 2000
                                                                      -------------   ------------     -------------   ------------

  Net revenues ...................................................      $   --          $  7,750        $   --          $ 13,469
  Cost of revenues ...............................................          --             5,504            --             9,456
                                                                        --------        --------        --------        --------
        Gross profit .............................................          --             2,246            --             4,013
                                                                        --------        --------        --------        --------
  Operating expenses:
    Sales and marketing ..........................................          --             9,497            --            19,312
    Product development ..........................................         2,227           1,908           2,565           3,502
    General and administrative ...................................           561           2,332           1,026           4,238
    Stock-based compensation .....................................         1,909           2,521           2,307           3,787
    Depreciation and amortization ................................           136           1,883             150           3,332
                                                                        --------        --------        --------        --------
        Total operating expenses .................................         4,833          18,141           6,048          34,171
                                                                        --------        --------        --------        --------
  Operating loss .................................................        (4,833)        (15,895)         (6,048)        (30,158)
  Other (income) expense:
    Interest (income) expense, net ...............................           100            (288)            157            (518)
                                                                        --------        --------        --------        --------
  Loss from continuing operations
    before income tax benefit ....................................        (4,933)        (15,607)         (6,205)        (29,640)
  Income tax benefit .............................................        (1,712)           --            (2,221)           --
                                                                        --------        --------        --------        --------
  Loss from continuing operations ................................        (3,221)        (15,607)         (3,984)        (29,640)
  Discontinued operations:
    Income (loss) from discontinued
    operations (less income tax expense
    of $406 and $583 for the three- and six-
    month periods ended June 30, 1999 ............................          (607)           --               550            --
  Loss on disposition of discontinued
  operations (net of income tax benefit of
  $560 for the three- and six-month periods
  ended June 30, 1999) ...........................................        (5,632)         (4,983)         (5,632)         (4,983)
                                                                        --------        --------        --------        --------
  Net loss .......................................................      $ (9,460)       $(20,590)       $ (9,066)       $(34,623)
                                                                        ========        ========        ========        ========


  Losses per share - basic and diluted:

    Loss from continuing operations ..............................      $  (0.27)       $  (0.75)       $  (0.33)       $  (1.51)
    Income (loss) from discontinued
    operations ...................................................         (0.05)           --              0.05            --
    Loss on disposition of discontinued
    operations ...................................................         (0.46)          (0.24)          (0.47)          (0.25)
                                                                        --------        --------        --------        --------
  Net loss .......................................................      $  (0.78)       $  (0.99)       $  (0.75)       $  (1.76)
                                                                        ========        ========        ========        ========
  Weighted average shares outstanding-
   basic and diluted .............................................        12,120          20,780          12,074          19,649
                                                                        ========        ========        ========        ========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                      GLOBAL SPORTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)
--------------------------------------------------------------------------------






                                                                                        Six Months Ended
                                                                                  June 30, 1999 July 1, 2000
                                                                                  ------------- -------------
  Cash Flows from Operating Activities:
  Net loss .......................................................................   $ (9,066)   $(34,623)
        Deduct:
              Income from discontinued operations ................................        550        --
              Loss on disposition of discontinued operations .....................     (5,632)     (4,983)
                                                                                     --------   ---------
              Loss from continuing operations ....................................     (3,984)    (29,640)
  Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:

              Depreciation and amortization ......................................        339       3,332
              Stock-based compensation ...........................................      2,307       3,787
              Changes in operating assets and liabilities:

                       Deferred income taxes .....................................     (4,368)       --
                       Accounts receivable .......................................       --        (2,890)
                       Inventory .................................................       --        (3,755)
                       Prepaid expenses and other current assets .................        304         260
                       Other assets ..............................................         51        (464)
                       Accounts payable and accrued expenses and other ...........       (628)     (1,384)
                       Deferred revenue ..........................................       --           763
                       Income taxes payable ......................................        280        --
                                                                                     --------   ---------
              Net cash used in continuing operations .............................     (5,699)    (29,991)
              Net cash (used in) provided by discontinued operations .............     (1,483)        256
                                                                                     --------   ---------
              Net cash used in operating activities ..............................     (7,182)    (29,735)
                                                                                     --------   ---------
  Cash Flows from Investing Activities:
              Acquisition of property and equipment, net .........................     (1,639)     (5,087)
              Proceeds from sale of discontinued operations ......................       --        13,200
              Purchase of short-term  investment .................................       --          (785)
                                                                                     --------   ---------
              Net cash (used in) provided by investing activities ................     (1,639)      7,328
                                                                                     --------   ---------
  Cash Flows from Financing Activities:
              Net repayments under lines of credit ...............................     (7,487)       --
              Repayments of capital lease obligation .............................        (62)        (35)
              Proceeds from exercises of common stock options and warrants .......      1,315         484
              Proceeds from subordinated loan agreement ..........................     15,000        --
              Proceeds from mortgage note ........................................       --         5,300
              Proceeds from sale of common stock .................................       --        25,000
              Costs of debt issuance and other ...................................        (28)       --
                                                                                     --------   ---------
              Net cash provided by financing activities ..........................      8,738      30,749
                                                                                     --------   ---------

  Net (decrease) increase in cash and cash equivalents ...........................        (83)      8,342
  Cash and cash equivalents, beginning of period .................................         83      27,345
                                                                                     --------   ---------

  Cash and cash equivalents, end of period .......................................   $   --      $ 35,687
                                                                                     ========    ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

Global Sports, Inc. ("Global" or the "Company"), a Delaware corporation, develops and operates the electronic commerce ("e-commerce") sporting goods businesses of several traditional sporting goods retailers, general merchandisers, Internet companies and media companies under exclusive long-term agreements. The Company currently derives virtually all of its revenues from the sale of sporting goods through the Internet and other electronic media. The Company currently does not derive revenues from the provision of services to its partners' e-commerce sporting goods businesses. Each of the Company's partners owns the URL address of its Web site. Based upon the terms of the agreements with its partners, the Company owns certain components of the Web sites and the partners own other components.

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

The accompanying financial information is unaudited; however, in the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments and accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods reported have been included. The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year.

This quarterly report should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements presented in the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 2, 2000.

Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to those used in the current period.

NOTE 2- ACCOUNTING POLICIES

Deferred Revenue

Deferred revenue consists of fees to be earned in future periods under an agreement existing at the balance sheet date, as well as amounts received from the sale of gift certificates redeemable on our partners' Web sites.

Recent Accounting Pronouncement

In March 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board issued a consensus on Issue 00-2, "Accounting for Web Site Development Costs". This consensus addresses the issue of accounting for costs incurred to develop a Web site. The consensus is effective for Web site development costs incurred in fiscal quarters beginning after June 30, 2000. The Company does not expect adoption of this consensus to have a material impact on its financial position or results of operations.

NOTE 3 - EARNINGS (LOSSES) PER SHARE

Earnings (losses) per share for all periods have been computed in accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share". Basic and diluted earnings (losses) per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Outstanding common stock options and warrants have been excluded from the calculation of diluted earnings (losses) per share because their effect would be antidilutive.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The amounts used in calculating earnings (losses) per share data are as follows (in thousands):

                                                                      Three Months Ended                    Six Months Ended
                                                               ---------------------------------     -------------------------------
                                                               June 30, 1999        July 1, 2000     June 30, 1999      July 1, 2000
                                                               -------------        ------------     -------------      ------------
  Loss from continuing operations ........................         $ (3,221)         $(15,607)         $ (3,984)         $(29,640)
  Income (loss) from discontinued
       operations, net of income taxes ...................             (607)             --                 550              --
  Loss on disposition of discontinued
       operations, net of income taxes ...................           (5,632)           (4,983)           (5,632)           (4,983)
                                                                   ========          ========          ========          ========
  Net loss ...............................................         $ (9,460)         $(20,590)         $ (9,066)         $(34,623)
                                                                   ========          ========          ========          ========
  Weighted average shares
       outstanding - basic and diluted ..................            12,120            20,780            12,074            19,649
                                                                   ========          ========          ========          ========
  Outstanding common stock options
        having no dilutive effect ........................            1,580             2,937             1,580             2,937
                                                                   ========          ========          ========          ========
  Outstanding common stock warrants
       having no dilutive effect .........................              422             2,076               422             2,076
                                                                   ========          ========          ========          ========



NOTE 4 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

As of July 1, 2000, the Company had employment agreements with several of its officers and other employees for an aggregate annual base salary of $1,628,000 plus bonuses and increases in accordance with the terms of the agreements. Terms of such contracts range from three to five years and are subject to automatic annual extensions.

Advertising and Media Agreements

As of July 1, 2000, the Company was contractually committed for the purchase of future advertising totaling approximately $1.3 million for the remainder of the fiscal year ending December 30, 2000. One such agreement requires the Company to pay an additional fee based upon revenues generated from the advertising. In addition, the Company contractually committed to provide barter media with a value of no less than $5,000,000 for fiscal 2000. The barter media consists of participation by a third party in joint advertising which the Company is entitled to receive in one of its partner's retail stores and newspaper promotions. The Company has no history of similar advertising arrangements for cash. Accordingly, no revenue or expense will be recorded for this arrangement. Minimum required joint advertising with the third party includes specific quantities for combined traffic in the partner's retail stores and copies of joint newspaper promotions.

NOTE 5 - EQUITY TRANSACTIONS

On April 27, 2000, the Company agreed to sell to funds affiliated with SOFTBANK America Inc. (collectively "SOFTBANK") 2,500,000 shares of common stock and to TMCT Ventures, L.P. ("TMCT") 625,000 shares of common stock at a price of $8.00 per share for an aggregate purchase price of $25,000,000. The sale of these shares was completed on May 1, 2000. In addition, as part of this financing, the Company issued to SOFTBANK warrants to purchase 1,250,000 shares of common stock and to TMCT warrants to purchase 312,500 shares of common stock. These warrants have a three-year term and an exercise price of $10.00 per share.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

In addition to the warrants described in the preceding paragraph, the Company granted options and warrants to purchase 807,740 and 1,420,440 shares of the Company's common stock to employees, consultants and a partner of the Company during the three- and six-month periods ended July 1, 2000, respectively. The range of exercise prices for all options and warrants granted was from $4.31 to $15.00 for the three-month period ended July 1, 2000 and $3.00 to $20.75 for the six-month period ended July 1, 2000. As a result of the grant of these options and warrants and the amortization of deferred compensation from prior grants, the Company recorded stock-based compensation expense of $2,521,000 for the three-month period ended July 1, 2000 and $3,787,000 for the six-month period ended July 1, 2000, primarily as a result of non-employee grants. As of July 1, 2000, the Company had an aggregate of $2,455,000 of deferred compensation remaining to be amortized over the next five years.

Options and warrants to purchase 11,300 and 101,917 shares of the Company's common stock were exercised during the three- and six-month periods ended July 1, 2000, respectively. The range of exercise prices was from $3.20 to $5.02 and $3.20 to $15.63 for the three- and six-month periods ended July 1, 2000, respectively. These exercises resulted in cash proceeds to the Company of $49,000 and $484,000 for the three- and six-month periods ended July 1, 2000, respectively.

NOTE 6 - BUSINESS SEGMENTS

The Company operates in one principal business segment which sells sporting goods over the Internet and other electronic media. The Company develops and operates the e-commerce sporting goods businesses of traditional sporting goods retailers, general merchandisers, internet companies and media companies in domestic markets. All of the Company's net sales, operating results and identifiable assets are in the United States. See Note 7 for a discussion of the Company's discontinued operations.

NOTE 7 - DISCONTINUED OPERATIONS

On May 26, 2000, the Company completed the previously announced sale of its Off-Price and Action Sports division. The Company received $13.2 million in cash proceeds from the sale. This sale completed the disposition of the Company's discontinued operations.

During the three-month period ended July 1, 2000, the Company recognized an additional loss on the disposition of discontinued operations of $5.0 million resulting from actual expenses and losses differing from estimated amounts, uncollectable accounts receivable, and goodwill impairment related to these businesses. Included in accounts payable and accrued expenses at July 1, 2000 is approximately $2.4 million related to certain remaining obligations of the discontinued operations.

Net sales of discontinued operations for the three- and six-month periods ended June 30, 1999 were $20,326,000 and $54,050,000, respectively, and for the three- and six-month periods ended July 1, 2000 were $17,829,000 and $36,229,000, respectively.

Net interest expense related to notes payable of discontinued operations of $256,000 and $569,000 for the three- and six-month periods ended June 30, 1999, respectively, and $272,000 and $619,000 for the three- and six-month periods ended July 1, 2000, respectively, has been allocated to discontinued operations.

NOTE 8 - MORTGAGE NOTE

On April 20, 2000, the Company executed a $5,300,000 mortgage note collateralized by the land, building, improvements, furniture and equipment of its corporate headquarters. The mortgage note has a term of ten years and bears interest at 8.49% per annum. The Company recorded $89,000 of interest expense related to this note during the three-month period ended July 1, 2000.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - SIGNIFICANT TRANSACTIONS/ CONCENTRATIONS OF CREDIT RISK

For the three- and six-month periods ended July 1, 2000, net revenues included approximately $3.9 million and $5.8 million, respectively, of sales of one vendor's product sold primarily through direct marketing, in addition to Web site and other 800-number sales. The resulting accounts receivable are due over a weighted average period of 9 months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements relating to our operations that are based on management's current expectations, estimates and projections about our company and the e-commerce industry. Words such as "expects," "intends," "plans," "projects," "believes," "estimates," "anticipates" and variations of these words and similar expressions are used to identify the forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Further, we may make forward-looking statements that are based upon assumptions as to future events that may not prove to be accurate. Therefore, actual outcomes and results may differ materially from what we express or forecast in these forward-looking statements. We undertake no obligation, and do not intend, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A number of important factors could cause actual results to differ materially from those indicated in our forward-looking statements. These factors include those set forth under the heading "Risk Factors."

OVERVIEW

We develop and operate e-commerce sporting goods businesses for traditional sporting goods retailers, general merchandisers, Internet companies and media companies under exclusive long-term agreements. We enable our partners to capitalize on their existing brand assets to exploit online opportunities in the sporting goods retail industry. We customize the design of a partner's Web site with a broad range of characteristics that includes a differentiated user interface, partner-specific content pages, an extensive electronic catalog of product descriptions and images, a searchable database and interactive communication tools. We currently derive virtually all of our revenues from the sale of sporting goods through the Internet and other electronic media. It is possible, however, that in the future we may derive revenues from providing services in connection with the design, development, operation and promotion of our partners' e-commerce sporting goods businesses.

COMPANY BACKGROUND

Prior to our decision to initiate our e-commerce sporting goods business, we operated two primary businesses: our Branded division and our Off-Price and Action Sports division. From inception in 1986 through December 1999, we designed, marketed and distributed high performance athletic footwear exclusively for women under the RYKA brand name. From December 1997 through December 1999, as part of our Branded division, we also designed, marketed and distributed outdoor footwear under the Yukon brand name. During the same period, as part of our Off-Price and Action Sports division, we purchased closeouts, overstocks, canceled orders and excess inventories of athletic, outdoor, casual and specialty footwear, athletic apparel and athletic equipment from manufacturers and retailers for resale, and designed and distributed special make-up athletic equipment.

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

On September 24, 1999, in furtherance of our plan to sell our historical businesses, we entered into an agreement, as amended on March 13, 2000, to sell our Off-Price and Action Sports division for a cash payment at closing of $13.2 million and the assumption by the purchaser of $4.0 million in indebtedness. The sale of this division was completed on May 26, 2000. During the three-month period ended July 1, 2000, the Company recognized an additional loss on the disposition of discontinued operations of $5.0 million resulting from actual expenses and losses differing from estimated amounts, uncollectable accounts receivable, and goodwill impairment related to these businesses. Included in accounts payable and accrued expenses at July 1, 2000 is approximately $2.4 million related to certain remaining obligations of the discontinued operations.

On April 27, 2000, in order to continue financing our e-commerce operations, we agreed to sell to funds affiliated with SOFTBANK 2,500,000 shares of common stock and to TMCT Ventures, L.P. ("TMCT") 625,000 shares of common stock at a price of $8.00 per share for an aggregate purchase price of $25.0 million. The sale of these shares was completed on May 1, 2000. In addition, as part of this financing, we issued to SOFTBANK warrants to purchase 1,250,000 shares of common stock and to TMCT warrants to purchase 312,500 shares of common stock. These warrants have a three-year term and an exercise price of $10.00 per share.

RESULTS OF OPERATIONS

We did not launch our partners' Web sites and begin generating revenues from our e-commerce business until the fourth quarter of fiscal 1999. As a result, our historical financial statements are of limited use in making an investment decision because they principally reflect our discontinued operations. Our financial statements for periods prior to the fourth quarter of fiscal 1999 reflect only certain operating expenses related to our continuing operations. Our financial statements for the fourth quarter of fiscal 1999 and forward reflect our e-commerce business.

The Three- and Six-Month Periods Ended July 1, 2000 Compared to the Three- and Six-Month Periods Ended June 30, 1999 (in thousands):

                                                                Three Months Ended                      Six Months Ended
                                                         ---------------------------------      ---------------------------------
                                                         June 30, 1999        July 1, 2000      June 30, 1999        July 1, 2000
                                                         -------------        ------------      -------------        ------------
  Net revenues .....................................           $    --            $  7,750            $    --            $ 13,469
  Cost of revenues .................................                --               5,504                 --               9,456
                                                               -------            --------            -------            --------
    Gross profit ...................................                --               2,246                 --               4,013
                                                               -------            --------            -------            --------
  Operating expenses:
    Sales and marketing ............................                --               9,497                 --              19,312
    Product development ............................             2,227               1,908              2,565               3,502
    General and administrative .....................               561               2,332              1,026               4,238
    Stock-based compensation .......................             1,909               2,521              2,307               3,787
    Depreciation and amortization ..................               136               1,883                150               3,332
                                                               -------            --------            -------            --------
       Total operating expenses ....................             4,833              18,141              6,048              34,171
                                                               -------            --------            -------            --------
  Operating loss ...................................            (4,833)            (15,895)            (6,048)            (30,158)
    Interest (income) expense, net .................               100                (288)               157                (518)
                                                               -------            --------            -------            --------
  Loss from continuing operations ..................           $(4,933)           $(15,607)           $(6,205)           $(29,640)
                                                               =======            ========            =======            ========

Net Revenues. Net revenues are derived from sales of sporting goods through Web sites, direct marketing, business to business group sales, 800-number sales and related outbound shipping charges, net of returns and discounts. Net revenues included $3.9 million for the three-month period and $5.8 million for the six-month period ended July 1, 2000 of sales of one of our vendor's products sold primarily through direct marketing, in addition to Web site and other 800-number sales.

Cost of Revenues. Costs of revenues were 71.0% and 70.2% of net revenues for the three- and six-month periods ended July 1, 2000, respectively. These costs included the cost of products sold and inbound freight related to these products, as well as outbound shipping costs other than those related to our temporary subsidized shipping promotions, which are included in sales and marketing expense.

Gross Profit. As a percentage of net revenues, gross profit was 29.0% for the three-month period ended July 1, 2000 and 29.8% for the six-month ended July 1, 2000.

Sales and Marketing Expenses. These expenses included advertising and promotional expenses, including temporary subsidized shipping costs, distribution facility expenses, customer service, merchandising costs and payroll and related expenses. Also included in this amount are partner revenue shares, which are payments made to our partners in exchange for the use of their brand assets, the promotion of their URL's in marketing and communication materials, the implementation of programs to provide incentives to in-store customers to shop online and other programs and services provided to the customers of our partners' Web sites. Partner revenue shares were not significant in the three- or six-month periods ended July 1, 2000.

Product Development Expenses. Product development expenses consisted primarily of expenses associated with content development, building, developing and operating our partners' Web sites and payroll and related expenses for engineering, production, creative and management information systems. The increase in these expenses in the three- and six-month periods ended July 1, 2000, as compared to the comparable periods ended June 30, 1999, was primarily the result of the increased number of Web sites that we are operating, as well as support costs associated with the management information systems' operations.

General and Administrative Expenses. These expenses consisted primarily of payroll and related expenses associated with executive, finance, human resources, legal and administrative personnel, as well as occupancy costs for the Company's headquarters. The increase in these expenses in the three- and six-month periods ended July 1, 2000 over the comparable periods ended June 30, 1999, was primarily the result of increased personnel in these areas to support our e-commerce business, as well as recruiting and other professional fees.

Depreciation and Amortization Expenses. Depreciation and amortization related primarily to depreciating capitalized costs associated with our Common Engine/TM/, hardware and software as well as our building and improvements, furniture and fixtures.

Stock-Based Compensation Expense. These expenses consisted of the amortization of deferred compensation expense for options granted to employees and certain non-employees and the value of the options or warrants granted to certain partners and investors. The increase in stock-based compensation in the three- and six-month periods ended July 1, 2000, as compared to the comparable periods ended June 30, 1999, resulted primarily from charges associated with the private-placement financing completed during the second quarter of fiscal 2000 offset by lower costs associated with warrants issued to our partners. As of July 1, 2000, we had an aggregate of $2.5 million of deferred compensation remaining to be amortized over the next five years.

Interest (Income) Expense. Interest income consisted of interest earned on cash, cash equivalents and short-term investments. In the three-month period ended July 1, 2000, we had interest income of $288,000, net of interest expense of $89,000, and in the six-month period ended July 1, 2000, we had interest income of $518,000, net of interest expense of $89,000. This compares to interest expense of $100,000 for the three-month period and $157,000 for the six-month period ended June 30, 1999. Interest expense in fiscal 2000 related primarily to a mortgage note on the Company's corporate headquarters. In 1999, the interest expense related primarily to bank borrowings.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we financed our operations through a combination of internally generated funds, equity financings, subordinated borrowings and bank credit facilities. We used our bank credit facilities to fund our investment in accounts receivable and inventory necessary to support our historical businesses.

In connection with our decision to focus on our e-commerce business, we raised approximately $80.0 million in gross proceeds through an equity financing with SOFTBANK in July, 1999. We used part of the proceeds from this financing to repay the balance on our then outstanding lines of credit, reduce trade payables and provide operating capital related to our historical businesses. We also used part of the proceeds to acquire property and equipment and fund working capital for our e-commerce business. As of July 1, 2000, we had cash and cash equivalents of approximately $35.7 million and working capital of approximately $38.3 million.

We have incurred substantial costs to develop our e-commerce business and to recruit, train and compensate personnel for our creative, engineering, marketing, merchandising, customer service, management information systems and administration departments. As a result, we incurred substantial losses in fiscal 1999 and the first two quarters of fiscal 2000 and, as of July 1, 2000, had an accumulated deficit of $77.8 million. In order to expand our e-commerce business, we intend to invest heavily in operations, Web site development, merchandising and additional personnel in certain areas of the business. We therefore expect to continue to incur substantial operating losses for the foreseeable future.

We used approximately $30.0 million in net cash for operating activities of continuing operations during the six-month period ended July 1, 2000 and approximately $5.7 million in net cash for operating activities of continuing operations during the six-month period ended June 30, 1999. Net cash used for operating activities of continuing operations during the six-month period ended July 1, 2000 was primarily the result of net losses from continuing operations and changes in inventory, accounts receivable, other assets and accounts payable and accrued expenses, partially offset by changes in prepaid expenses, deferred revenue, depreciation and amortization expense and stock-based compensation expense. Net cash used for operating activities of continuing operations during the six-month period ended June 30, 1999 was primarily the result of net losses from continuing operations and changes in deferred income taxes and accounts payable and accrued expenses, partially offset by depreciation and amortization and stock-based compensation expense.

Our investing activities during the six-month period ended July 1, 2000 consisted of purchases of property and equipment. We made capital expenditures of approximately $5.1 million during the six-month period ended July 1, 2000. In addition, we received $13.2 million in cash proceeds for the sale of our Off-Price and Action Sports division during the second quarter. These proceeds will be used to fund our working capital needs.

As of July 1, 2000, we had commitments of $1.3 million relating to the implementation of advertising and promotion programs. In addition, we have agreed to provide a third party with not less than $5.0 million of barter media during the term of our agreement. The barter media consists of including the third party's logo on mutually agreed upon advertising in a partner's retail stores and newspaper promotions.

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

To date, we have financed our e-commerce operation primarily from the sale of equity securities. Management expects that our current cash plus the liquidation of accounts receivable will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our revenues must increase significantly to internally fund our anticipated operating expenses. If cash flows are insufficient to fund these expenses, we may need to raise additional funds in future periods through public or private financings or other arrangements to fund our operations until we achieve profitability.

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

RISK FACTORS

Any investment in shares of our common stock involves a high degree of risk. Investors should carefully consider the following information about these risks, together with the other information contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 2, 2000. If any of the following risks occur, our business could be materially harmed. In these circumstances, the market price of our common stock could decline, and investors may lose all or part of the money paid to buy our common stock. This Quarterly Report on Form 10-Q and our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 2, 2000 contain forward-looking statements that involve risks and uncertainties. Many factors, including those described below, may cause actual results to differ materially from anticipated results.

Risks Particular to Our Business

Our future success cannot be predicted based upon our limited e-commerce operating history.

Although we commenced operations in 1987, we did not initiate our e-commerce business until the first quarter of 1999 and did not begin operating our e-commerce business until the fourth quarter of 1999. Prior to the fourth quarter of 1999, when we launched the e-commerce sporting goods business we operate for our partners, 100% of our revenues had been generated by our discontinued operations. Now that the sale of the discontinued operations has been completed, 100% of our revenues will be generated through our e-commerce business. Based on our limited experience with our e-commerce business, it is difficult to predict whether we will be successful. Thus, our chances of financial and operational success should be evaluated in light of the risks, uncertainties, expenses, delays and difficulties associated with operating a business in a relatively new and unproven market, many of which may be beyond our control. Our failure to address these issues could have a material adverse effect on our business, results of operations and financial condition.

We expect increases in our operating expenses and continuing losses.

We incurred substantial losses for fiscal 1999 and the first two quarters of fiscal 2000 and, as of July 1, 2000, we had an accumulated deficit of $77.8 million. We have not achieved profitability from our continuing operations. We may not obtain enough customer traffic or a high enough volume of purchases from our partners' e-commerce sporting goods businesses to generate sufficient revenues to achieve profitability. We believe that we will continue to incur operating and net losses for the next few years. We believe that our losses in fiscal 2000 will be significantly greater than our losses in fiscal 1999. There can be no assurances that we will be able to reverse these accelerating losses.

     We intend to increase our operating expenses as we:

     - Develop our distribution and order fulfillment capabilities;

     - Improve our order processing systems and capabilities;

     - Develop enhanced technologies and features to improve our partners' e-commerce sporting goods business;

     - Expand our customer service capabilities to better serve our customers' needs;

     - Increase our general and administrative functions to support our growing operations; and

     - Increase our sales and marketing activities.

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

     Factors that may harm our business or cause our operating results to fluctuate include the following:

     - our inability to retain existing partners or to obtain new partners;

     - our inability to obtain new customers at a reasonable cost, retain existing customers or encourage repeat purchases;

     - decreases in the number of visitors to the e-commerce sporting goods businesses operated by us or the inability to convert these visitors into customers;

     - our failure to offer an appealing mix of sporting goods, apparel, footwear and other products;

     - our inability to adequately maintain, upgrade and develop our partners' Web sites, the systems used to process customers' orders and payments or our computer network;

     - the ability of our competitors to offer new or superior e-commerce sporting goods businesses, services or products;

     - price competition that results in lower profit margins or losses;

     - our inability to obtain specific products and brands or unwillingness of vendors to sell their products to us;

     - unanticipated fluctuations in the amount of consumer spending on sporting goods and related products, which tend to be discretionary spending items;

     - increases in the cost of Internet or other advertising;

     - increases in the amount and timing of operating costs and capital expenditures relating to expansion of our operations;

     - unexpected increases in shipping costs or delivery times, particularly during the holiday season;

     - technical difficulties, system security breaches, system downtime or Internet slowdowns;

     - seasonality;

     - our inability to manage inventory levels or control inventory theft;

     - our inability to manage distribution operations or provide adequate levels of customer service;

     - an increase in the level of our product returns;

     - government regulations related to use of the Internet for commerce; and

     - unfavorable economic conditions specific to the Internet, e-commerce or the sporting goods industry.

Seasonal fluctuations in the sales of sporting goods could cause wide fluctuations in our quarterly results.

We expect to experience seasonal fluctuations in our revenues. These seasonal patterns will cause quarterly fluctuations in our operating results. In particular, we expect that our fourth fiscal quarter will account for a large percentage of our total annual revenues. In anticipation of increased sales activity during our fourth fiscal quarter, we may hire a significant number of temporary employees to bolster our permanent staff and significantly increase our inventory levels. For this reason, if our revenues were below seasonal expectations during the fourth fiscal quarter, our annual operating results could be below the expectations of securities analysts and investors.

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

We must develop and maintain relationships with key brand manufacturers to obtain a sufficient assortment and quantity of quality merchandise on acceptable commercial terms. If we are unable to do so, it could adversely affect our business, results of operations and financial condition.

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

Any system failure, including network, software or hardware failure, that causes interruption of the availability of our partners' Web sites could result in decreased usage of these Web sites. If these failures are sustained or repeated, they could reduce the attractiveness of our partners' Web sites to customers, vendors and advertisers. Our operations are subject to damage or interruption from:

     - fire, flood, earthquake or other natural disasters;

     - power losses, interruptions or brown-outs;

     - Internet, telecommunications or data network failures;

     - physical and electronic break-ins or security breaches;

     - computer viruses; and

     - other similar events.

We launched our first partners' e-commerce sporting goods businesses in the fourth quarter of fiscal 1999. The limited time during which we have been operating these businesses, as well as the inherent unpredictability of the events described above, makes it difficult to predict whether the occurrence of any of these events is likely. If any of these events do occur, they could result in interruptions, delays or cessations in service to users of our partners' Web sites, which could have a material adverse effect on our business, results of operations and financial condition.

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

Third-parties may assert that our business or technologies infringe their intellectual property rights. From time to time, we may receive notices from third-parties questioning our right to present specific images or logos on our partners' Web sites, or stating that we have infringed their trademarks or copyrights. We may in the future receive claims that we are engaging in unfair competition or other illegal trade practices. We may be unsuccessful in defending against any of these claims, which could result in substantial damages, fines or other penalties. The resolution of a claim could also require us to change how we do business, redesign our partners' Web sites and other systems or enter into burdensome royalty or licensing agreements. These license or royalty agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement. Our insurance coverage may not be adequate to cover every claim that third-parties could assert against us. Even unsuccessful claims could result in significant legal fees and other expenses, diversion of management's time and disruptions in our business. Any of these claims could also harm our reputation.

We rely on our developing relationships with online services, search engines, directories and other Web sites and e-commerce businesses to drive traffic to the e-commerce sporting goods businesses we operate. If we are unable to develop or maintain these relationships, our business, financial condition and results of operations could be adversely affected.

We are developing relationships with online services, search engines, directories and other Web sites and e-commerce businesses to provide content, advertising banners and other links that link to our partners' Web sites. We expect to rely on these relationships as significant sources of traffic to our partners' Web sites and to generate new customers. If we are unable to develop satisfactory relationships on acceptable terms, our ability to attract new customers could be harmed. Further, many of the parties with which we may have online advertising arrangements could provide advertising services for other marketers of sporting goods. As a result, these parties may be reluctant to enter into or maintain relationships with us. Failure to achieve sufficient traffic or generate sufficient revenue from purchases originating from third-parties may result in termination of these types of relationships. Without these relationships, we may not be able to sufficiently increase our market share and our business, financial condition and results of operations could be adversely affected.

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

We intend to hire a number of skilled personnel in fiscal 2000 and beyond. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain highly qualified personnel in the future. Our failure to attract and retain the highly trained personnel that are integral to our business may limit our growth rate, which would harm our business.

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

The e-commerce market is new, rapidly evolving and extremely competitive. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our business, financial condition and results of operations. We compete with a variety of companies, including:

     - online sporting goods retailers such as Chipshot.com, Fogdog.com, and Gear.com;

     - general merchandise e-commerce companies such as Mercata.com, Onsale.com, and uBid.com;

     - full-line electronic retailers that are associated with full-line sporting good stores such as Dsports.com associated with Dick's Sporting Goods, MVP.com, associated with Galyans and Shopsports.com associated with Copeland's;

     - e-commerce businesses of specialty sporting goods retailers and catalogs such as Footaction.com, Footlocker.com and REI.com;

     - e-commerce business of traditional and general merchandise retailers such as Target.com and WalMart.com; and

     - e-commerce businesses of sporting goods manufacturers such as adidas.com and Nike.com.

In addition, we compete with companies that can provide part of our solutions to companies that wish to establish e-commerce sporting goods businesses, including:

     - Web site developers, such as Sapient, Scient and Viant; and

     - third-party fulfillment and customer services providers, such as Fingerhut, Keystone Internet Services and ClientLogic.

Finally, we compete with traditional channels of distribution for sporting goods, including full-line sporting goods retailers, specialty sporting goods retailers, general merchandise retailers, catalogs and manufacturers' direct stores.

If we experience problems in our fulfillment, warehouse and distribution operations, we could lose customers.

We currently rely upon a third-party to handle the fulfillment of our customer orders and the warehousing of our inventory. We also rely upon multiple third-parties to handle the shipment of our products. As a result, we are subject to the risks associated with the ability of these third-parties to successfully and timely fulfill and ship customer orders and to successfully handle our inventory delivery services to meet our shipping needs. The failure of these third-parties to provide these services, or the termination or interruption of these services, could adversely affect our business, results of operations and financial condition.

We currently plan to assume responsibility for the fulfillment of the majority of our orders during fiscal 2000. We could experience problems during the transition of control from the third-party to us. If transition problems arise, it could result in additional expenses and could divert management's attention from other aspects of our business. If we are unable to successfully, timely and cost efficiently effect this transition and perform these fulfillment services, our business, results of operations and financial condition could be adversely affected.

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

We sell products manufactured by third-parties, some of which may be defective. If any product that we sell were to cause physical injury or injury to property, the injured party or parties could bring claims against us as the retailer of the product. Our insurance coverage may not be adequate to cover every claim that could be asserted. Similarly, we could be subject to claims that users of our partners' Web sites were harmed due to their reliance on our product information, product selection guides, advice or instructions. If a successful claim were brought against us in excess of our insurance coverage, it could adversely affect our business. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our business.

We may be liable if third-parties misappropriate our customers' personal information.

If third-parties are able to penetrate our network security or otherwise misappropriate our customers' personal information or credit card information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. They could also include claims for other misuses of personal information, including unauthorized marketing purposes. These claims could result in litigation. Liability for misappropriation of this information could adversely affect our business. In addition, the Federal Trade Commission and state agencies have been investigating various Internet companies regarding their use of personal information. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if government agencies investigate our privacy practices.

We are controlled by certain principal stockholders.

As of July 1, 2000, Michael G. Rubin, our Chairman and Chief Executive Officer, beneficially owned 37.0% and SOFTBANK beneficially owned 39.9% of our outstanding common stock. Mr. Rubin and SOFTBANK are in a position to exercise control over most matters requiring stockholder approval, including the election or removal of directors, approval of significant corporate transactions, and the ability generally to direct our affairs. Furthermore, the stock purchase agreements pursuant to which SOFTBANK acquired its shares of our common stock provide that SOFTBANK has the right to designate up to three members of our board. This concentration of ownership and SOFTBANK's right to designate members to our board may have the effect of delaying or preventing a change in control of us, including transactions where stockholders might otherwise receive a premium over current market prices for their shares.

There are risks associated with potential acquisitions. As a result, we may not achieve the expected benefits of potential acquisitions.

If we are presented with appropriate opportunities, we may make investments in complementary companies, products or technologies or we may purchase other companies. We may not realize the anticipated benefits of any investment or acquisition. We may not be able to successfully assimilate the additional personnel, operations, acquired technology and products into our business. Any acquisition may further strain our existing financial and managerial controls and reporting systems and procedures. In addition, key personnel of the acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees or increase our expenses. Further, the physical expansion in facilities that would occur as a result of any acquisition may result in disruptions that seriously impair our business. Finally, we may have to incur debt or issue equity securities to pay for any acquisitions or investments, the issuance of which could be dilutive to our stockholders.

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

We believe that the current globalization of the economy requires businesses to consider pursuing international expansion. In the future, we may expand into international markets. International sales are subject to inherent risks and challenges that could adversely affect our profitability, including:

     - the need to develop new supplier and manufacturer relationships, particularly because major sporting good manufacturers may require that our international operations deal with local distributors;

     - unexpected changes in international regulatory requirements and tariffs;

     - difficulties in staffing and managing foreign operations;

     - longer payment cycles from credit card companies;

     - greater difficulty in accounts receivable collection;

     - potential adverse tax consequences;

     - price controls or other restrictions on foreign currency; and

     - difficulties in obtaining export and import licenses.

To the extent we generate international sales in the future, any negative impact on our international business could negatively impact our business, operating results and financial condition as a whole. In particular, gains and losses on the conversion of foreign payments into United States dollars may contribute to fluctuations in our results of operations and fluctuating exchange rates could cause reduced gross revenues and/or gross margins from dollar-denominated international sales.

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

Our future success is substantially dependent upon continued growth in the use of the Internet. The number of users and advertisers on the Internet may not increase and commerce over the Internet may not become more accepted and widespread for a number of reasons, including:

     - actual or perceived lack of security of information or privacy protection, including credit card numbers;

     - lack of access and ease of use;

     - congestion of traffic on the Internet;

     - inconsistent quality of service and lack of availability of cost-effective, high-speed service;

     - possible disruptions, computer viruses or other damage to the Internet servers or to users' computers;

     - excessive governmental regulation;

     - uncertainty regarding intellectual property ownership; and

     - lack of high-speed modems and other communications equipment.

Published reports have also indicated that growth in the use of the Internet has resulted in users experiencing delays, transmission errors and other difficulties. As currently configured, the Internet may not support an increase in the number or requirements of users. In addition, there have been outages and delays on the Internet as a result of damage to the current infrastructure. The amount of traffic on our partners' Web sites could be materially affected if there are outages or delays in the future. The use of the Internet may also decline if there are delays in the development or adoption of modifications by third-parties that are required to support increased levels of activity on the Internet. If none of the foregoing changes occur, or if the Internet does not become a viable commercial medium, our business, results of operations and financial condition could be materially adversely affected. In addition, even if those changes occur, we may be required to spend significant capital to adapt our operations to any new or emerging technologies relating to the Internet.

The technology of the Internet is changing rapidly and could render the Web sites which we operate obsolete.

     The technology of the Internet and e-commerce is evolving rapidly for many reasons, including:

     - customers frequently changing their requirements and preferences;

     - competitors frequently introducing new products and services; and

     - industry associations and others creating new industry standards and practices.

These changes could render the Web sites which we operate obsolete. Our ability to attract customers could be seriously impaired if we do not accomplish the following tasks:

     - continually enhance and improve our partners' Web sites;

     - identify, select and obtain leading technologies useful in our business; and

     - respond to technological advances and emerging industry standards in a cost-effective manner and timely manner.

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

In order for the e-commerce market to develop successfully, we and other market participants must be able to transmit confidential information securely over public networks. Third-parties may have the technology or know-how to breach the security of customer transaction data. Any breach could cause customers to lose confidence in the security of our partners' Web sites and choose not to purchase from those Web sites. If someone is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt the operation of our partners' Web sites. Concerns about the security and privacy of transactions over the Internet could inhibit the growth of the Internet and e-commerce. Our security measures may not effectively prohibit others from obtaining improper access to the information on our partners' Web sites. Any security breach could expose us to risks of loss, litigation and liability and could seriously disrupt our operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in market risk for the quarter ended July 1, 2000. See the information set forth in Item 7A of the Company's Annual Report on Form 10-K/A for the fiscal year ended January 1, 2000 filed with the Securities and Exchange Commission on May 2, 2000.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        We are involved in various routine litigation incidental to our current and discontinued businesses. We believe that the disposition of these matters will not have a material adverse effect on our financial position or results of operations.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Effective May 1, 2000, we issued and sold 2,500,000 shares of common stock to funds affiliated with SOFTBANK America Inc. ("SOFTBANK") and 625,000 shares of common stock to TMCT Ventures, L.P. ("TMCT") at $8.00 per share for an aggregate purchase price of $25,000,000. In addition, as part of this financing, we issued to the funds affiliated with SOFTBANK warrants to purchase 1,250,000 shares of common stock and to TMCT warrants to purchase 312,500 shares of common stock. These warrants have a three-year term and an exercise price of $10.00 per share. The issuance of the common stock and warrants was exempt from registration pursuant to Section 4(2) of the Securities Act. We granted to the funds affiliated with SOFTBANK and TMCT certain "demand" and "piggy-bank" registration rights with respect to the common stock issued, and the common stock issuable upon exercise of the warrants issued, to the funds affiliated with SOFTBANK and TMCT. We intend to use the proceeds of this financing for working capital and other general business purposes.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             On May 25, 2000, we held our Annual Meeting of Shareholders. Proxies were solicited for the Annual Meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934. At the Annual Meeting, the following matters were voted on:

        1. Kenneth J. Adelberg, Ronald D. Fisher, Harvey Lamm, Charles R. Lax, Mark S. Menell, Jeffrey F. Rayport and Michael G. Rubin were elected to serve on the Board of Directors of the Company for one-year terms and until their respective successors are duly elected and qualified. The votes for and the votes withheld for each director were as follows:

        Name                             For                           Withheld
        ----                             ---                           --------
        Kenneth J. Adelberg           17,211,141                        14,589
        Ronald D. Fisher              17,211,101                        14,629
        Harvey Lamm                   17,211,141                        14,589
        Charles R. Lax                17,211,101                        14,629
        Mark S. Menell                17,211,146                        14,584
        Jeffrey F. Rayport            17,211,171                        14,559
        Michael G. Rubin              17,210,836                        14,894

        2. A proposal to approve (a) the Acquisition Agreement, dated September 24, 1999, as amended, among the Company, Gen-X Acquisition (U.S.), Inc., Gen-X Acquisition (Canada) Inc., DMJ Financial, Inc., James J. Salter and Kenneth J. Finkelstein relating to the sale of the Company's Off-Price and Action Sports Division, including the same of all of the issued and outstanding capital stock of the Company's wholly-owned subsidiaries Gen-X Holdings Inc. and Gen-X Equipment Inc., and (b) the sale of the Company's Off-Price and Action Sports Division was approved by the following vote:

        For                             Against                       Abstain
        ---                             -------                       -------
        17,185,632                       33,542                        6,556


        3. A proposal to approve Indemnification Agreements to be entered into with the Company's Directors and certain of its officers was approved by the following vote:

        For                             Against                       Abstain
        ---                             -------                       -------
        16,792,584                      421,313                        11,833

        4. A proposal to approve the Company's 2000 Employee Stock Purchase Plan was approved by the following vote:

        For                             Against                       Abstain
        ---                             -------                       -------
        16,792,584                      421,313                        11,833

        5. A proposal to approve an Amendment to the Company's 1996 Equity Incentive Plan to increase the number of shares of Common Stock issuable thereunder from 3,000,000 shares to 4,500,000 shares was approved by the following vote:

        For                             Against                       Abstain
        ---                             -------                       -------
        17,184,280                       33,036                         8,414

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        +10.1 Strategic Alliance Agreement, dated April 20, 2000, between Global Sports, Inc. and BUY.COM Inc.

         27.1 Financial data schedule for the quarter ended July 1, 2000 (electronic filing only).

     -----------------------

        + Confidential treatment has been requested as to certain portions of this exhibit. The omitted portions have been separately filed with the Securities and Exchange Commission.

    (b) Reports on Form 8-K

                On April 21, 2000, we filed Amendment No. 1 to the Current Report on Form 8-K originally filed with the Securities and Exchange Commission on December 28, 1999 regarding certain material contracts.

                On April 26, 2000, we filed Amendment No. 2 to the Current Report on Form 8-K originally filed with the Securities and Exchange Commission on December 28, 1999 regarding certain material contracts.

                On May 2, 2000, we filed Amendment No. 3 to the Current Report on Form 8-K originally filed with the Securities and Exhange Commission on December 28, 1999 regarding certain material contracts.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                    GLOBAL SPORTS, INC.

DATE: August 15, 2000               BY: /s/ Michael G. Rubin
                                        ------------------------------
                                             Michael G. Rubin
                                          Chairman of the Board &
                                          Chief Executive Officer


DATE: August 15, 2000               BY: /s/ Jordan M. Copland
                                        ------------------------------
                                             Jordan M. Copland
                                         Executive Vice President &
                                          Chief Financial Officer