Form 10-Q
period 2000-09-30
GLOBAL SPORTS INC
filed 2000-11-14
CIK 828750

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            -----------------------

                                   FORM 10-Q

                                  (Mark One)

    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2000.

                                      or

    [_]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934. For the transition period from ______to ______.


                        Commission File Number 0-16611
                        ------------------------------

                              GLOBAL SPORTS, INC.
                              -------------------
            (Exact name of registrant as specified in its charter)


           DELAWARE                                       04-2958132
           ---------------------------------------------------------
    (State or other jurisdiction                          (I.R.S. Employer
  of incorporation or organization)                    Identification Number)


    1075 FIRST AVENUE, KING OF PRUSSIA, PA                            19406
    -----------------------------------------------------------------------
  (Address of principal executive offices)                        (Zip Code)


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 7, 2000:

    Common Stock, $.01 par value                      26,809,910
    ----------------------------             ---------------------------
       (Title of each class)                     (Number of Shares)

                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

================================================================================

                               TABLE OF CONTENTS


                                                                                                                              PAGE
                                                                                                                              ----

PART I -- FINANCIAL INFORMATION

Item 1.                      Financial Statements:
                             Condensed Consolidated Balance Sheets
                              as of January 1, 2000 and September 30, 2000 (Unaudited)...................................       3
                             Condensed Consolidated Statements of Operations
                              for the three- and nine-month periods ended September 30, 1999 and
                              September 30, 2000 (Unaudited).............................................................       4
                             Condensed Consolidated Statements of Cash Flows
                              for the nine-month periods ended September 30, 1999 and September 30, 2000 (Unaudited).....       5
                             Notes to Unaudited Condensed Consolidated Financial Statements..............................     6 - 10
Item 2.                      Management's Discussion and Analysis of Financial Condition
                              and Results of Operations                                                                      11 - 23
Item 3.                      Quantitative and Qualitative Disclosures About Market Risk..................................     24

PART II -- OTHER INFORMATION

Item 1.                      Legal Proceedings...........................................................................     25
Item 2.                      Changes in Securities and Use of Proceeds...................................................     25
Item 3.                      Defaults Upon Senior Securities.............................................................     25
Item 4.                      Submission of Matters to a Vote of Security Holders.........................................     25
Item 5.                      Other Information...........................................................................     25
Item 6.                      Exhibits and Reports on Form 8-K............................................................     25

SIGNATURES...............................................................................................................     26

================================================================================


     Effective for fiscal 1999, we changed our fiscal year from the last day of December to the Saturday nearest the last day of December. Accordingly, fiscal 1999 ended on January 1, 2000. References to fiscal 1999 and fiscal 2000 refer to the year ended January 1, 2000 and the year ending December 30, 2000, respectively.

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

PART I - FINANCIAL INFORMATION

ITEM 1 - STATEMENTS

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                           January 1,   September 30,
                                                                 2000            2000
                                                             --------        --------

                  ASSETS
Current assets:
 Cash and cash equivalents...............................    $ 27,345        $ 31,098
 Short-term investments..................................          --             799
 Accounts receivable, net................................       2,738           7,619
 Inventory...............................................      10,697          14,923
 Prepaid expenses and other current assets...............       2,782           1,982
 Net assets of discontinued operations...................      18,382              --
                                                             --------        --------

  Total current assets...................................      61,944          56,421
Property and equipment, net of accumulated depreciation
 and amortization........................................      20,682          25,004
Other assets, net........................................         110             537
                                                             --------        --------

  Total assets...........................................    $ 82,736        $ 81,962
                                                             ========        ========


                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses...................    $ 20,740        $ 16,617
 Deferred revenue........................................         505             812
 Current portion of long-term debt.......................         141             202
                                                             --------        --------

  Total current liabilities..............................      21,386          17,631
Long-term debt...........................................       2,040           7,200

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $0.01 par value, 1,000 shares
  authorized; 8 shares issued as mandatorily redeemable
  preferred stock as of January 1, 2000..................          --              --
 Common stock, $0.01 par value, 60,000 authorized;
  19,544 issued and 18,475 outstanding as of
  January 1, 2000; 23,512 issued and outstanding as of
  September 30, 2000.....................................         195             236
Additional paid in capital...............................     102,462         147,029
Accumulated deficit......................................     (43,133)        (90,134)
                                                             --------        --------

                                                               59,524          57,131
Less: Treasury stock, at cost............................         214              --
                                                             --------        --------

  Total stockholders' equity.............................      59,310          57,131
                                                             --------        --------

  Total liabilities and stockholders' equity.............    $ 82,736        $ 81,962
                                                             ========        ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                                      Three Months Ended    Nine Months Ended
                                                                         September 30,         September 30,
                                                                         -------------         -------------
                                                                         1999       2000       1999       2000
                                                                      -------   --------   --------   --------

 Net revenues.................................................       $     --   $  9,014      $  --   $ 22,483
 Cost of revenues.............................................             --      6,286         --     15,742
                                                                      -------   --------   --------   --------

    Gross profit..............................................             --      2,728         --      6,741
                                                                      -------   --------   --------   --------

 Operating expenses:
  Sales and marketing.........................................          1,871      8,625      1,871     27,937
  Product development.........................................            834      1,920      3,399      5,422
  General and administrative..................................          4,242      2,224      5,268      6,462
  Stock-based compensation....................................            258        510      2,565      4,297
  Depreciation and amortization...............................            215      2,135        365      5,467
                                                                      -------   --------   --------   --------

    Total operating expenses..................................          7,420     15,414     13,468     49,585
                                                                      -------   --------   --------   --------

 Operating loss...............................................         (7,420)   (12,686)   (13,468)   (42,844)
 Other (income) expense:
  Interest income, net........................................           (303)      (308)      (146)      (826)
                                                                      -------   --------   --------   --------

 Loss from continuing operations
  before income tax benefit...................................         (7,117)   (12,378)   (13,322)   (42,018)
 Income tax benefit...........................................             --         --      2,221         --
                                                                      -------   --------   --------   --------

 Loss from continuing operations..............................         (7,117)   (12,378)   (11,101)   (42,018)
 Discontinued operations:
  Income from discontinued operations (less income
  tax expense of $583 for the nine-month
  period ended September 30, 1999)............................                                 550
 Gain (loss) on disposition of discontinued
 operations (less income tax expense of
 $1,390 and $831 for the three- and nine-month
 periods ended September 30, 1999)............................             98                (5,534)    (4,983)
                                                                      -------   --------   --------   --------

 Net loss.....................................................        $(7,019)  $(12,378)  $(16,085)  $(47,001)
                                                                      =======   ========   ========   ========


 Losses per share - basic and diluted:
  Loss from continuing operations.............................         $(0.42)    $(0.57)  $  (0.92)  $  (2.06)
  Income from discontinued operations.........................             --         --       0.05         --
  Loss on disposition of discontinued operations..............             --         --      (0.46)     (0.24)
                                                                      -------   --------   --------   --------

 Net loss.....................................................         $(0.42)    $(0.57)  $  (1.33)  $  (2.30)
                                                                      =======   ========   ========   ========
 Weighted average shares outstanding-
 basic and diluted............................................         16,824     21,817     12,119     20,446
                                                                      =======   ========   ========   ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                                 -------------

                                                                                                 1999       2000
                                                                                               --------   --------

 Cash Flows from Operating Activities:
 Net loss.............................................................................         $(16,085)  $(47,001)
     Deduct:
         Income from discontinued operations..........................................              550         --
         Loss on disposition of discontinued operations...............................           (5,534)    (4,983)
                                                                                               --------   --------

         Loss from continuing operations..............................................          (11,101)   (42,018)
 Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
         Depreciation and amortization................................................              365      5,467
         Stock-based compensation.....................................................            2,565      4,297
         Changes in operating assets and liabilities:

               Deferred income taxes..................................................           (2,221)        --
               Accounts receivable....................................................               --     (4,881)
               Inventory..............................................................           (4,669)    (4,226)
               Prepaid expenses and other current assets..............................              (22)       800
               Other assets...........................................................               64       (427)
               Accounts payable and accrued expenses and other........................           11,880     (4,062)
               Deferred revenue.......................................................               --        307
               Income taxes payable...................................................           (1,379)        --
                                                                                               --------   --------

         Net cash used in continuing operations.......................................           (4,518)   (44,743)
         Net cash (used in) provided by discontinued operations.......................           (6,637)       256
                                                                                               --------   --------

         Net cash used in operating activities........................................          (11,155)   (44,487)
                                                                                               --------   --------

 Cash Flows from Investing Activities:
         Acquisition of property and equipment, net...................................          (13,761)    (9,804)
         Proceeds from sale of discontinued operations................................               --     13,200
         Purchase of short-term investment............................................               --       (799)
                                                                                               --------   --------

         Net cash (used in) provided by investing activities..........................          (13,761)     2,597
                                                                                               --------   --------

 Cash Flows from Financing Activities:
         Net repayments under lines of credit.........................................          (15,113)        --
         Repayments of capital lease obligation.......................................              (95)       (71)
         Repayments of subordinated note payable......................................           (1,806)        --
         Proceeds from exercises of common stock options and warrants.................            1,342        541
         Proceeds from SOFTBANK agreement.............................................           80,000         --
         Proceeds from mortgage note..................................................               --      5,300
         Proceeds from sale of common stock and warrants..............................               --     39,873
         Costs of debt issuance and other.............................................              (28)        --
                                                                                               --------   --------

         Net cash provided by financing activities....................................           64,300     45,643
                                                                                               --------   --------

 Net increase in cash and cash equivalents............................................           39,385      3,753
 Cash and cash equivalents, beginning of period.......................................               83     27,345
                                                                                               --------   --------

 Cash and cash equivalents, end of period.............................................         $ 39,468   $ 31,098
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

Net Revenues

     The Company provides various services to its partners, including the design, development, maintenance and promotion of customized web sites. The Company has not derived revenues from the provision of these services. Net revenues are derived from sales of sporting goods through our partners' Web sites, direct marketing, business to business group sales and 800-number sales, and related outbound shipping charges, net of allowances for returns and discounts. Revenues from product sales are recognized upon the shipment of product to customers. Revenues may occasionally be recognized on a "bill and hold" basis when, at the request of our partners to support specific unique merchandising needs, title and risks of ownership pass to them prior to shipment and the Company has substantially met its performance obligations. Related inventories held for such partners were not significant at September 30, 2000. Net revenues also include fees, recorded as they are earned, related to certain marketing efforts.

     Other sources of revenue, including the sale of gift certificates to the Company's retail partners' land-based stores and the sale of advertising on the partners' Web sites, were not significant during the three- and nine-month periods ended September 30, 2000.

Recent Accounting Pronouncements

     Effective July 2, 2000, the Company adopted the Emerging Issues Task Force of the Financial Accounting Standards Board ("EITF") Statement of Position
Issue 00-2, "Accounting for Web Site Development Costs". This statement provides guidance on accounting for web site development costs. Adoption of this statement had no material effect on the Company's results of operations, cash flows or financial position.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     In July, 2000, the EITF reached a consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to customers related to shipping and handling, if any, represent revenue and should be classified as revenue. The Company has classified shipping charges to customers as revenue.

     In September, 2000, the EITF further refined this consensus and stated that the classification of shipping and handling costs is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board Opinion 22. The EITF further stated that a company may adopt a policy of including shipping and handling costs in cost of sales. However, if shipping costs or handling costs are significant and are not included in cost of sales, a company should disclose both the amount(s) of such costs and the line item(s) on the income statement that include them. This consensus must be adopted by the Company in the fourth quarter of fiscal 2000 and is not expected to have a significant impact on the Company's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In September 2000, the EITF reached consensus on EITF issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Each of these pronouncements is required to be adopted in the fourth quarter of 2000. The Company does not expect these pronouncements to have a significant impact on the Company's financial position or results of operations.

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

     The amounts used in calculating earnings (losses) per share data are as follows (in thousands):


                                                    Three Months Ended     Nine Months Ended
                                                       September 30,         September 30,

                                                      1999       2000       1999       2000
                                                     -------   --------   --------   --------
 Loss from continuing operations..............       $(7,117)  $(12,378)  $(11,101)  $(42,018)
 Income from discontinued
   operations, net of income taxes............            --         --        550         --
 Gain (loss) on disposition of discontinued
   operations, net of income taxes............            98                (5,534)    (4,983)
                                                     =======   ========   ========   ========

 Net loss.....................................       $(7,019)  $(12,378)  $(16,085)  $(47,001)
                                                     =======   ========   ========   ========

 Weighted average shares
   outstanding - basic and diluted............        16,824     21,817     12,119     20,446
                                                     =======   ========   ========   ========

 Outstanding common stock options
   having no dilutive effect..................         1,953      3,102      1,953      3,102
                                                     =======   ========   ========   ========

 Outstanding common stock warrants
   having no dilutive effect..................           403      3,709        403      3,709
                                                     =======   ========   ========   ========

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

     As of September 30, 2000, the Company had employment agreements with several of its officers and other employees for an aggregate annual base salary of $1.6 million plus bonuses and increases in accordance with the terms of the agreements. Terms of such contracts range from three to five years and are subject to automatic annual extensions.


Advertising and Media Agreements

     As of September 30, 2000, the Company was contractually committed for the purchase of future advertising totaling approximately $ 1.3 million through the second quarter of the fiscal year ending December 29, 2001. In addition, the Company contractually committed to provide barter media with a value of no less than $5.0 million for fiscal 2000. The barter media consists of participation by a third party in joint advertising that the Company is entitled to receive in one of its partner's retail stores and newspaper promotions. The Company has no history of similar advertising arrangements for cash. Accordingly, no revenue or expense will be recorded for this arrangement. Minimum required joint advertising with the third party includes specific quantities for combined traffic in the partner's retail stores and copies of joint newspaper promotions.

NOTE 5 - EQUITY TRANSACTIONS

     On September 13, 2000, the Company agreed to sell to Interactive Technology Holdings, LLC, a joint venture company formed by Comcast Corporation and QVC, Inc., ("ITH"), 5,000,000 shares of common stock at $8.15 per share in cash, for an aggregate purchase price of $40.8 million. In addition, ITH agreed to acquire, for an aggregate purchase price of $562,500, warrants to purchase 2,500,000 shares of the Company's common stock at an exercise price of $10.00 per share and 2,000,000 shares of the Company's common stock at an exercise price of $8.15 per share. These warrants have terms of five years. This investment was completed through two separate closings. On September 13, 2000, ITH invested $14.9 million, and on October 5, 2000, ITH invested $26.4 million. The Company has granted ITH certain "demand" and "piggy-back" registration rights with respect to the shares of common stock issued to ITH and issuable to ITH upon exercise of the warrants.

     On April 27, 2000, the Company agreed to sell to funds affiliated with SOFTBANK America Inc. (collectively "SOFTBANK") 2,500,000 shares of common stock and to TMCT Ventures, LP ("TMCT") 625,000 shares of common stock at a price of $8.00 per share in cash for an aggregate purchase price of $25.0 million. The sale of these shares was completed on May 1, 2000. In addition, as part of this financing, the Company issued to SOFTBANK warrants to purchase 1,250,000 shares of common stock and to TMCT warrants to purchase 312,500 shares of common stock. These warrants have three-year terms and exercise prices of $10.00 per share.

     In addition to the warrants described in the preceding paragraphs, the Company granted options and warrants to purchase 223,350 and 1,643,790 shares of the Company's common stock to employees, consultants and partners of the Company during the three- and nine-month periods ended September 30, 2000, respectively. The range of exercise prices for all options and warrants granted was from $1.00 to $10.00 for the three-month period ended September 30, 2000 and $1.00 to $20.75 for the nine-month period ended September 30, 2000. As a result of the grant of these options and warrants and the amortization of deferred compensation from prior grants, the Company recorded stock-based compensation expense of $510,000 for the three-month period ended September 30, 2000 and $4.3 million for the nine-month period ended September 30, 2000, primarily as a result of non-employee grants. As of September 30, 2000, the Company had an aggregate of $2.5 million of deferred compensation remaining to be amortized over the next five years.

     Options and warrants to purchase 10,200 and 112,117 shares of the Company's common stock were exercised during the three- and nine-month periods ended September 30, 2000, respectively. The range of exercise prices was from $3.20 to $6.88 and $3.20 to $15.63 for the three- and nine-month periods ended September 30, 2000, respectively. These exercises resulted in cash

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

proceeds to the Company of $52,000 and $536,000 for the three- and nine-month periods ended September 30, 2000, respectively.

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

     During the nine-month period ended September 30, 2000, the Company recognized an additional loss on the disposition of discontinued operations of $5.0 million resulting from actual expenses and losses differing from estimated amounts, uncollectable accounts receivable, and goodwill impairment related to these businesses. Included in accounts payable and accrued expenses as of September 30, 2000 is approximately $1.9 million related to certain remaining obligations of the discontinued operations.

     Net sales of discontinued operations for the three- and nine-month periods ended September 30, 1999 were $38.4 million and $92.5 million, respectively, and for the nine-month period ended September 30, 2000 were $36.2 million.

     Net interest expense related to notes payable of discontinued operations of $569,000 for the nine-month period ended September 30, 1999 and $619,000 for the nine-month period ended September 30, 2000, has been allocated to discontinued operations.

NOTE 8 - MORTGAGE NOTE

     On April 20, 2000, the Company entered into a $5.3 million mortgage note collateralized by the land, building, improvements, furniture and equipment of its corporate headquarters. The mortgage note has a term of ten years and bears interest at 8.49% per annum. The Company recorded $115,000 and $204,000 of interest expense related to this note during the three- and nine-month periods ended September 30, 2000, respectively.

NOTE 9 - SIGNIFICANT TRANSACTIONS

     For the three- and nine-month periods ended September 30, 2000, net revenues included approximately $2.5 million and $8.3 million, respectively, of sales of one vendor's product sold primarily through direct marketing in addition to Web site and other 800-number sales. The resulting accounts receivable are due over a weighted average period of nine months.

NOTE 10 - RELATED PARTY TRANSACTIONS

     The Company has entered into strategic alliances to provide procurement and fulfillment services for certain partners which are affiliates of SOFTBANK (or its related companies). The Company recognized net revenues of approximately $900,000 on sales to these related parties for the three- and nine-month periods ended September 30, 2000. The terms of these sales are comparable to those given to other partners of the Company. As of September 30, 2000, $700,000 was due to the Company for these sales and is included in accounts receivable.

NOTE 11 - SUBSEQUENT EVENT

     On October 24, 2000, the Company entered into a definitive merger agreement to acquire all of the outstanding shares of Fogdog, Inc. ("Fogdog"), an online sporting goods retailer. Under the terms of the agreement, upon consummation of the merger, Fogdog stockholders will receive 0.135 of a share of Global's common stock for each share of Fogdog common stock. Global expects to issue approximately 5.0 million shares of common stock in exchange for all issued and outstanding shares of Fogdog. In addition, Global will assume all of

Fogdog's outstanding options. The transaction, which will be accounted for as a purchase, is expected to close in the first quarter of 2001, subject to the satisfaction of certain customary closing conditions, including the approval of the stockholders of Fogdog and termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act.

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

     On June 10, 1999, in order to finance our e-commerce business, we agreed to sell to funds affiliated with SOFTBANK America, Inc. (collectively "SOFTBANK") 6,153,850 shares of common stock at a price of $13.00 per share for an aggregate purchase price of approximately $80.0 million. The purchase price reflected the closing price of our common stock on May 26, 1999, the day prior to the day SOFTBANK and we agreed in principle to the transaction. The sale of these shares was completed on July 23, 1999.

     On September 24, 1999, in furtherance of our plan to sell our historical businesses, we entered into an agreement, as amended on March 13, 2000, to sell our Off-Price and Action Sports division for a cash payment at closing of $13.2 million and the assumption by the purchaser of $4.0 million in indebtedness. The sale of this division was completed on May 26, 2000. During the nine-month period ended September, 2000, the Company recognized an additional loss on the disposition of discontinued operations of $5.0 million resulting from actual expenses and losses differing from estimated amounts, uncollectable accounts receivable, and goodwill impairment related to these businesses. Included in accounts payable and accrued expenses as of September 30, 2000 is approximately $1.9 million related to certain remaining obligations of the discontinued operations.

     On December 29, 1999, we sold substantially all of the assets of our Branded Division, other than accounts receivable of approximately $6.6 million for a cash payment of approximately $10.4 million. For fiscal 1999, we have recognized a loss of approximately $12.1 million related to the disposition of this division.

     On April 27, 2000, in order to continue financing our e-commerce operations, we agreed to sell to funds affiliated with SOFTBANK 2,500,000 shares of common stock and to TMCT Ventures, LP ("TMCT") 625,000 shares of common stock at a price of $8.00 per share for an aggregate purchase price of $25.0 million. The sale of these shares was completed on May 1, 2000. In addition, as part of this financing, we issued to SOFTBANK warrants to purchase 1,250,000 shares of common stock and to TMCT warrants to purchase 312,500 shares of common stock. These warrants have a three-year term and an exercise price of $10.00 per share.

     On September 13, 2000, we agreed to sell to Interactive Technology Holdings, LLC, a joint venture company formed by Comcast Corporation and QVC. Inc., ("ITH") 5,000,000 shares of common stock at $8.15 per share for an aggregate purchase price of $40.8 million. In addition, ITH agreed to purchase, for $562,500, warrants to purchase an additional 4,500,000 shares of common stock, at prices of $8.15 and $10.00 per share. This investment was completed through two separate closings. On September 13, 2000, ITH invested $14.9 million, and on October 5, 2000, ITH invested the remaining $26.4 million.

     October 24, 2000, we entered into a definitive merger agreement to acquire all of the outstanding shares of Fogdog, Inc. ("Fogdog"), an online sporting goods retailer. Under the terms of the agreement, upon consummation of the merger, Fogdog stockholders will receive 0.135 of a share of our common stock for each share of Fogdog common stock. We expect to issue approximately 5,000,000 shares of common stock in exchange for all issued and outstanding shares of Fogdog. In addition, we will assume all of Fogdog's outstanding options. At September 30, 2000, Fogdog reported a tangible net worth of $45.4 million and cash and marketable securities of $42.5 million. The transaction is expected to close in the first quarter of 2001.


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

     Three- and Nine-Month Periods Ended September 30, 2000 Compared to the Three- and Nine-Month Periods Ended September 30, 1999 (in thousands)

                                           Three Months Ended      Nine Months Ended
                                              September 30,          September 30,
                                              -------------          -------------
                                            1999        2000        1999        2000
                                           -------    --------    --------    --------
 Net revenues...........................   $    --    $  9,014    $     --    $ 22,483
 Cost of revenues.......................        --       6,286          --      15,742
                                           -------    --------    --------    --------

  Gross profit..........................        --       2,728          --       6,741
                                           -------    --------    --------    --------

 Operating expenses:
  Sales and marketing...................     1,871       8,625       1,871      27,937
  Product development...................       834       1,920       3,399       5,422
  General and administrative............     4,242       2,224       5,268       6,462
  Stock-based compensation..............       258         510       2,565       4,297
  Depreciation and amortization.........       215       2,135         365       5,467
                                           -------    --------    --------    --------

   Total operating expenses.............     7,420      15,414      13,468      49,585
                                           -------    --------    --------    --------

 Operating loss.........................    (7,420)    (12,686)    (13,468)    (42,844)
  Interest income, net..................      (303)       (308)       (146)       (826)
                                           -------    --------    --------    --------

Loss from continuing operations before
  income tax benefit....................    (7,117)    (12,378)    (13,322)    (42,018)
Income tax benefit......................        --          --       2,221          --
                                           -------    --------    --------    --------

 Loss from continuing operations........   $(7,117)   $(12,378)   $(11,101)   $(42,018)
                                           =======    ========    ========    ========

     Net Revenues. Net revenues are derived from sales of sporting goods through our partners' Web sites, direct marketing, business to business group sales and 800-number sales, and related outbound shipping charges, net of returns and discounts. Net revenues are also derived from fees earned in connection with marketing efforts. Net revenues are recorded as these fees are earned. Net revenues included $2.5 million and $8.3 million for the three- and nine-month periods ended September 30, 2000 from sales of one of our vendor's products primarily through direct marketing in addition to Web site and other 800- number sales.

     Cost of Revenues. Cost of revenues include the cost of products sold and inbound freight related to these products, as well as outbound shipping costs, other than those related to our subsidized shipping promotions which are included in sales and marketing expenses. Costs of revenues were 69.7% and 70.0% of net revenues for the three- and nine-month periods ended September 30, 2000.

     Gross Profit. As a percentage of net revenues, gross profit was 30.3% and 30.0% for the three and nine-month periods ended September 30, 2000.

     Sales and Marketing Expenses. Sales and marketing expenses include advertising and promotional expenses, including subsidized shipping costs, distribution facility expenses, customer service costs, merchandising costs and payroll and related expenses. These expenses also include partner revenue shares, which are payments made to our partners' in exchange for the use of their brands, the promotion of our partner's URL's in their marketing and communication materials, the implementation of programs to provide incentives to our partners' in-store customers to shop online and other programs and services provided to the customers of our partners' Web sites. Partner revenue shares were not significant in the three- or nine-month periods ended September 30, 2000. The increase in sales and marketing expenses in the three- and nine-month periods ended September 30, 2000 compared to the comparable periods in fiscal 1999 was primarily the result of increased personnel, fulfillment and marketing costs in fiscal 2000 due to the fact that we did not begin operating our e-commerce business until the fourth quarter of fiscal 1999. In addition, during the three- and nine-month periods ended September 30, 2000, we incurred certain costs associated with the fulfillment of orders from two distribution centers during the third quarter of fiscal 2000. Beginning in October, 2000, we consolidated our fulfillment operations in one distribution center operated by us. Accordingly, beginning in the fourth quarter of fiscal 2000, sales and marketing expenses will reflect this consolidation.

     Product Development Expenses. Product development expenses consist primarily of expenses associated with content development, building, developing and operating our partners' Web sites and payroll and related expenses for engineering, production, creative and management information systems. The increase in these expenses in the three- and nine-month periods ended September 30, 2000 compared to the comparable periods in fiscal 1999 was primarily the result of the increased number of Web sites that we operated and maintained, and increased support costs associated with our management information systems.

     General and Administrative Expenses. General and administrative expenses consist primarily of payroll and related expenses associated with executive, finance, human resources, legal and administrative personnel as well as occupancy costs for the corporate headquarters. The decrease in these expenses in the three-month period ended September 30, 2000 compared to the comparable period in 1999 was due to non-recurring costs incurred in 1999 that were related to the re-structuring of operations to focus on our e-commerce business. The increase in these expenses in the nine-month period ended September 30, 2000 compared to the comparable period in fiscal 1999 was primarily the result of increased personnel to support our e-commerce business, increased occupancy costs associated with our corporate headquarters, and recruiting and other professional fees.

     Depreciation and Amortization Expenses. Depreciation and amortization expenses relate primarily to the depreciation of the capitalized costs for our technology, hardware and software, as well as for our corporate headquarters and improvements, furniture and fixtures. The increase in these expenses in the three- and nine-month periods ended September 30, 2000 compared to the comparable periods in fiscal 1999 was due to the fact that most of the fixed assets used in our e-commerce business were not placed into service until the fourth quarter of fiscal 1999.

     Stock-Based Compensation Expense. Stock-based compensation expense consists of the amortization of deferred compensation expense for options granted to employees and certain non-employees and the value of the options or warrants granted to certain partners and investors. The increase in stock-based compensation in the three- and nine-month periods ended September 30, 2000 compared to the comparable periods in fiscal 1999 was the result of charges associated with the sales of common stock and warrants to investors and the issuance of stock options to certain of our employees, offset by lower charges related to warrants issued to our partners. As of September 30, 2000, we had an aggregate of $2.3 million of deferred compensation remaining to be amortized over the next five years.

     Interest (Income) Expense. Interest income consisted of interest earned on cash, cash equivalents and short-term investments. In the three-month period ended September 30, 2000, we had interest income of $308,000, net of interest expense of $87,000, and in the nine-month period ended September 30, 2000, we had interest income of $826,000, net of interest expense of $177,000. This compares to interest income of $303,000, net of interest expense of $101,000, for the three-month period and $146,000, net of interest expense of $258,000, for the nine-month period ended September 30, 1999. Interest expense in fiscal 2000 related primarily to a mortgage note on our corporate headquarters. Interest expense in fiscal 1999 related primarily to bank borrowings of our historical businesses.

     Income Taxes. Since the sales of our Branded and Off-Price and Action Sports Divisions, we have not generated taxable income. Net operating losses generated have been carried back to offset income taxes paid in prior years. The remaining net operating losses will be carried forward. Any otherwise recognizable deferred tax assets have been offset by a valuation allowance for the net operating loss carryforward in accordance with Financial Accounting Standards Board Pronouncement 109.

     Non-Income Taxes.   During the second quarter of fiscal 2000, we leased
a warehouse and distribution facility in a Kentucky Enterprise Zone. This affords us with certain sales tax relief and other payroll related benefits.


LIQUIDITY AND CAPITAL RESOURCES

     Historically, we financed our operations through a combination of internally generated funds, equity financings, subordinated borrowings and bank credit facilities. We used our bank credit facilities to fund our investment in accounts receivable and inventory necessary to support our historical businesses.

     In connection with our decision to focus on our e-commerce business, we raised approximately $80.0 million in gross proceeds through an equity financing with SOFTBANK in July, 1999. We used part of the proceeds from this financing to repay the balance on our then outstanding lines of credit, reduce trade payables and provide operating capital related to our historical businesses. We also used part of the proceeds to acquire property and equipment and fund the working capital needs of our e-commerce business.

     On April 20, 2000, we received approximately $5.3 million in gross proceeds through the mortgage financing of our corporate headquarters.

     On April 27, 2000, we raised approximately $25.0 million in gross proceeds through an equity financing with Softbank and TMCT. On September 13, 2000, we raised $14.9 million in gross proceeds, and on October 5, 2000, we raised an additional $26.4 million in gross proceeds, through an equity financing with ITH. We used the proceeds of these financings for working capital needs and general business purposes, including the acquisition of property and equipment required to operate our e-commerce business.

     As of September 30, 2000, we had cash and cash equivalents of approximately $31.1 million and working capital of approximately $38.8 million. We have incurred substantial costs to develop our e-commerce business and to recruit, train and compensate personnel for our creative, engineering, marketing, merchandising, customer service, management information systems and administration departments. As a result, we incurred substantial losses in fiscal 1999 and during the first three quarters of fiscal 2000. As of September 30, 2000, we had an accumulated deficit of $90.1 million. In order to expand our e-commerce business, we intend to invest in operations, Web site development, merchandising and additional personnel in certain areas of the business. In addition, during the third quarter of fiscal 2000, we invested in the required technology, equipment and personnel to make our Kentucky distribution center fully operational. Based on these factors, we could continue to incur operating losses for the foreseeable future.

     We used approximately $44.7 million in net cash for operating activities of continuing operations during the nine-month period ended September 30, 2000 and approximately $4.5 million in net cash for operating activities of continuing operations during the nine-month period ended September 30, 1999. Net cash used for operating activities of continuing operations during the nine-month period ended September 30, 2000 was primarily the result of net losses from continuing operations and changes in inventory, accounts receivable, other assets and accounts payable and accrued expenses, offset, in part, by changes in prepaid expenses, deferred revenue, depreciation and amortization expense and stock-based compensation expense. Net cash used for operating activities of continuing operations during the nine-month period ended September 30, 1999 was primarily the result of net losses from continuing operations and changes in inventory, deferred income taxes and income taxes payable, offset, in part, by accounts payable and accrued expenses, depreciation and amortization and stock-based compensation expense.

     Our investing activities during the nine-month period ended September 30, 2000 consisted of purchases of property and equipment. We made capital expenditures of approximately $9.8 million during the nine-month period ended September 30, 2000. In addition, we received $13.2 million in cash proceeds for the sale of our Off-Price and Action Sports division during the nine-month period ended September 30, 2000. During the nine-month period ended September 30, 1999, our investing activities consisted of purchases of property and equipment of $13.8 million.

     As of September 30, 2000, we had commitments of approximately $1.3 million relating to the implementation of advertising and promotion programs. In addition, we have agreed to provide a third party with not less than $5.0 million of barter media during the term of our agreement with that party. The barter media consists of including the third party's logo on mutually agreed upon advertising in a partner's retail stores and newspaper promotions.

     To date, we have financed our e-commerce operation primarily from the sale of equity securities. Management expects that our current cash, the cash received from ITH on October 5, 2000 and the collection of accounts receivable will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our revenues must increase significantly to internally fund our anticipated operating expenses. If cash flows are insufficient to fund these expenses, we may need to raise additional funds in future periods through public or private financings or other arrangements to fund our operations until we achieve profitability. Failure to raise future capital when needed could seriously harm our business and operating results. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

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

     Although we commenced operations in 1987, we did not initiate our e-commerce business until the first quarter of fiscal 1999 and did not begin operating our e-commerce business until the fourth quarter of fiscal 1999. Prior to the fourth quarter of fiscal 1999, when we launched the e-commerce sporting goods business we operate for our partners, 100% of our revenues had been generated by our discontinued operations. Now that the sale of the discontinued operations has been completed, 100% of our revenues are generated through our e-commerce business. Based on our limited experience with our e-commerce business, it is difficult to predict whether we will be successful. Thus, our chances of financial and operational success should be evaluated in light of the risks, uncertainties, expenses, delays and difficulties associated with operating a business in a relatively new and unproven market, many of which may be beyond our control. Our failure to address these issues could have a material adverse effect on our business, results of operations and financial condition.

   We expect increases in our operating expenses and continuing losses.

   We incurred substantial losses for fiscal 1999 and the first three quarters of fiscal 2000 and, as of September 30, 2000, we had an accumulated deficit of $90.1 million. We have not achieved profitability from our continuing operations. We may not obtain enough customer traffic or a high enough volume of purchases from our partners' e-commerce sporting goods businesses to generate sufficient revenues to achieve profitability. We believe that we could continue to incur operating and net losses for the forseeable future. We believe that our losses in fiscal 2000 will be significantly greater than our losses in fiscal 1999. There can be no assurances that we will be able to reverse these accelerating losses.

   We will continue to incur significant operating expenses and capital expenditures as we:

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

   - increases in the cost of advertising;

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

   - computer viruses; and

   - other similar events.

   We launched our first partners' e-commerce sporting goods businesses in the fourth quarter of fiscal 1999. The limited time during which we have been operating these businesses, as well as the inherent unpredictability of the events described above, makes it difficult to predict whether the occurrence of any of these events is likely. If any of these events do occur, they could result in interruptions, delays or cessation in service to users of our partners' Web sites, which could have a material adverse effect on our business, results of operations and financial condition.

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

   The e-commerce market is rapidly evolving and extremely competitive. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our business, financial condition and results of operations. We compete with a variety of companies, including:

     - online sporting goods retailers such as lucy.com;

     - general merchandise e-commerce companies such as Mercata.com, Onsale.com, and uBid.com;

     - e-commerce business that are associated with full-line sporting good retailers such as Dsports.com associated with Dick's Sporting Goods, MVP.com, associated with Galyans and Shopsports.com associated with Copeland's;

     - e-commerce businesses of specialty sporting goods retailers and catalogs such as Footlocker.com and REI.com;

     - e-commerce business of traditional general merchandise retailers such as Target.com and WalMart.com; and

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

    Although we operate our own fulfillment center, we rely solely upon multiple third-parties to handle the shipment of our products. We also rely on certain vendors to ship product directly to our customers. As a result, we are subject to the risks associated with the ability of these vendors to successfully and timely ship customer orders and to successfully handle our inventory delivery services to meet our shipping needs. The failure of these vendors to provide these services, or the termination or interruption of these services, could adversely affect our business, results of operations and financial condition.

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

   As of November 1, 2000, Michael G. Rubin, our Chairman and Chief Executive Officer, beneficially owned 30.0%, SOFTBANK beneficially owned 32.9%, and ITH beneficially owned 19.0% of our outstanding common stock. Should they decide to act in concert, Mr. Rubin, SOFTBANK, and ITH are in a position to exercise control over most matters requiring stockholder approval, including the election or removal of directors, approval of significant corporate transactions, and the ability generally to direct our affairs. Furthermore, the stock purchase agreements pursuant to which SOFTBANK and ITH acquired their shares of our common stock provide that SOFTBANK has the right to designate up to three members of our board and ITH up to two members. This concentration of ownership and SOFTBANK's and ITH's right to designate members to our board may have the effect of delaying or preventing a change in control of us, including transactions where stockholders might otherwise receive a premium over current market prices for their shares.

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

   - These changes could render the Web sites that we operate obsolete. Our ability to attract customers could be seriously impaired if we do not accomplish the following tasks:

   - continually enhance and improve our partners' Web sites;

   - identify, select and obtain leading technologies useful in our business;
     and

   - respond to technological advances and emerging industry standards in a cost-effective and timely manner.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no significant changes in market risk for the quarter ended September 30, 2000. See the information set forth in Item 7A of the Company's Annual Report on Form 10-K/A for the fiscal year ended January 1, 2000 filed with the Securities and Exchange Commission on May 2, 2000.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          We are involved in various routine litigation incidental to our current and discontinued businesses. We believe that the disposition of these matters will not have a material adverse effect on our financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          On September 13, 2000, the Company agreed to sell 5,000,000 shares of its common stock at a purchase price of $8.15 per share to Interactive Technology Holdings, LLC, a joint venture company formed by Comcast Corporation and QVC, Inc. ("ITH"). In addition, ITH agreed to acquire, for an aggregate purchase price of $562,500, warrants to purchase 2,500,000 shares of the Company's common stock at an exercise price of $10.00 per share and 2,000,000 shares of the Company's common stock at an exercise price of $8.15 per share. These transactions were consummated through two separate closings. On September 13, 2000 ITH invested $14.9 million and on October 5, 2000 ITH invested $26.4 million. The Company has granted ITH certain "demand" and "piggy-back" registration rights with respect to the shares of common stock issued to ITH and issuable to ITH upon exercise of the warrants. The issuance of the common stock and warrants was exempt from registration pursuant to Section 4(2) of the Securities Act. The Company intends to use the proceeds of this financing for working capital and other general business purposes.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5. OTHER INFORMATION

          None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits

          27 Financial Data Schedule

    (b)   Reports on Form 8-K

               On, September 13, 2000, we filed Form 8-K with the Securities and Exchange Commission regarding the transaction with ITH.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   GLOBAL SPORTS, INC.

DATE: November  , 2000             BY:     /s/ Michael G. Rubin
                                      ----------------------------------
                                           Michael G. Rubin
                                           Chairman of the Board &
                                           Chief Executive Officer

DATE: November  , 2000             BY:     /s/ Jordan  M. Copland
                                      ----------------------------------
                                           Jordan M. Copland
                                           Executive Vice President &
                                           Chief Financial Officer