Form 10-K
period 2000-12-30
GLOBAL SPORTS INC
filed 2001-03-30
CIK 828750

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

  For the fiscal year ended December 30, 2000 or

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

         1075 FIRST AVENUE, KING OF PRUSSIA, PA 19406, (610) 265-3229
(Address of principal executive offices, including zip code, telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share

                               (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of the close of business on March 20, 2001, was approximately $30,024,423.(/1/) There were 28,915,401 shares of the registrant's Common Stock outstanding as of the close of business on March 20, 2001.(/2/)

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE
 (Specific sections incorporated are identified under applicable items herein)

  Certain information required for Part III of this Form 10-K is incorporated herein by reference to the Proxy Statement for the 2001 Annual Meeting of our shareholders.
--------
(/1/) This amount equals the number of outstanding shares of the registrant's
      Common Stock reduced by the number of shares that may be deemed beneficially owned by the registrant's officers, directors and shareholders owning in excess of 10% of the registrant's Common Stock, multiplied by the last reported sale price for the registrant's Common Stock on March 20, 2001. This information is provided solely for record keeping purposes of the Securities and Exchange Commission and shall not be construed as an admission that any officer, director or 10% shareholder in the registrant is an affiliate of the registrant or is the beneficial owner of any such shares. Any such inference is hereby disclaimed.
(/2/)Excludes 3,009,139 shares of the registrant's Common Stock which are issuable to former shareholders of Fogdog, Inc. in connection with the registrant's acquisition of Fogdog, but which, as of March 20, 2001, had not yet been issued.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              GLOBAL SPORTS, INC.
                          ANNUAL REPORT ON FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 30, 2000

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                    PART I

 ITEM 1:   BUSINESS.....................................................     1
 ITEM 2:   PROPERTIES...................................................    24
 ITEM 3:   LEGAL PROCEEDINGS............................................    24
 ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........    24
 ITEM 4.1: EXECUTIVE OFFICERS OF THE REGISTRANT.........................    24

                                    PART II

 ITEM 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.....................................................    26
 ITEM 6:   SELECTED FINANCIAL DATA......................................    26
 ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATION....................................    27
 ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...    33
 ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................    33
 ITEM 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE....................................    33

                                   PART III

 ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........    34
 ITEM 11:  EXECUTIVE COMPENSATION.......................................    34
 ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT..................................................    34
 ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............    34

                                    PART IV

 ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K....................................................    34
 SIGNATURES..............................................................   37

  For all years prior to 1999 our fiscal year ended on December 31. Effective for 1999, we changed our fiscal year from the last day of December to the Saturday nearest the last day of December. Accordingly, fiscal 1999 ended on January 1, 2000 and fiscal 2000 ended on December 30, 2000. References to fiscal 1998, fiscal 1999, fiscal 2000 and fiscal 2001 refer to the years ended December 31, 1998, January 1, 2000, December 30, 2000 and the year ending December 29, 2001.

  Although we refer to the traditional sporting goods retailers, general merchandise retailers, Internet companies and media companies for which we develop and operate e-commerce sporting goods businesses as our "partners," we do not act as an agent or legal representative for any of our partners. We do not have the power or authority to legally bind any of our partners. Similarly, our partners do not have the power or authority to legally bind us. In addition, we do not have the types of liabilities for our partners that a general partner of a partnership would have. Our current partners include Bally Total Fitness, BlueLight.com, buy.com, Dunham's Sports, FOXSPORTS.com, G.I. Joe's, iQVC, MC Sports, Oshman's Sporting Goods, Sport Chalet, The Athlete's Foot, The Sports Authority and WebMD.

                                    PART I

ITEM 1: BUSINESS.

  We develop and operate e-commerce sporting goods businesses for traditional sporting goods retailers, general merchandise retailers, Internet companies and media companies under exclusive agreements. We enable our partners to capitalize on their existing assets to exploit online opportunities in the sporting goods retailing industry. Our scalable e-commerce solution encompasses our proprietary technology platform, customer service, fulfillment, buying and merchandising, and product content. Based on these capabilities, we can quickly and cost-effectively implement customized e-commerce sporting goods businesses for a broad range of partners.

  We enable our partners to remain focused on their core businesses and to avoid making substantial investments in e-commerce operations. Depending on the specific needs of the partner, we can undertake either a complete outsourcing of a partner's online activities or a more customized "back-end" operation. We benefit from the traffic generated by our partners' established brand franchises, extensive advertising and retail traffic to achieve operational efficiencies, lower customer acquisition costs and economies of scale. We offer our partners the following:

  . design, development and maintenance of customized Web sites under our partners' banners;

  . extensive technology that runs, operates and manages all aspects of multiple Web sites;

  .  customer service through our call center;

  . fulfillment capabilities through our 300,000 square foot fulfillment center;

  . access to our centralized database of product descriptions and images, as well as performance data from vendors and independent sources;

  . marketing our partners' Web sites through arrangements with Internet portals such as Yahoo!, AOL and MSN, as well as incremental online advertising; and

  . access to a broad assortment of brand-name inventory from approximately 1,100 brands encompassing more than 150,000 stock keeping units, referred to as SKUs.

  We provide some or all of these services to each of our partners. We currently derive virtually all of our revenues from the sale of merchandise through our partners' Web sites, direct marketing, business to business group sales, 800-number sales and related outbound shipping charges.

  We believe our ability to quickly and cost-effectively add new partners creates advantages for us over other online competitors. These advantages include lower product costs, broader merchandise availability and greater operating efficiencies. In addition, we believe our approach can generate attractive economic returns by allowing us to operate multiple Web sites for established brands on a common scalable e-commerce infrastructure.

  We launched our initial six partners' e-commerce sporting goods businesses in November 1999, located at the URLs www.dunhamssports.com, www.mcsports.com, www.sportchalet.com, www.theathletesfoot.com, www.thesportsauthority.com and store.webmd.com. During fiscal 2000, we launched two additional partners' e-commerce sporting goods businesses located at the URLs store.foxsports.com and www.oshmans.com and we commenced performing distribution services for three additional partners whose Web sites are located at the URLs www.bluelight.com, www.buy.com and www.iqvc.com. During fiscal 2001, we launched the e-commerce sporting goods business for another partner at the URL www.ballystore.com and we entered into an agreement with G.I. Joe's to operate its e-commerce sporting goods business, which is expected to launch in the second quarter of fiscal 2001. On December 28, 2000, we acquired all of the outstanding shares of Fogdog, Inc. and have operated the www.fogdog.com Web site since that date.

  According to estimates by Sports Trend, a trade publication, our current partners and their affiliates generated approximately $5.0 billion in combined annual sporting goods revenues through their traditional retail channels in 1999.

Historical Businesses

  Until the second quarter of fiscal 1999, we operated two sporting goods businesses, our Branded Division and our Off-Price and Action Sports Division. On April 20, 1999, we formalized a plan to sell these divisions in order to focus exclusively on our e-commerce business. The sale of the Branded Division was completed on December 29, 1999 and the sale of the Off-Price and Action Sports Division was completed on May 26, 2000. For a more complete description of the Branded Division and Off-Price and Action Sports Division, see "-- Discontinued Operations."

Industry Background

  Sporting Goods Retail Industry. The retail market for sporting goods products, which includes apparel, footwear, equipment and related products such as table games and sports memorabilia, represents a significant market opportunity. The National Sporting Goods Association estimated this market at $47.2 billion at retail in 2000. The number of Americans who actively engaged in sports, fitness and outdoor activities in 1998 was 167 million, according to Sporting Goods Manufacturers Association estimates. We believe the sporting goods industry will continue to benefit from growing participation and interest in sports, fitness and outdoor activities and, as a result, we expect consumer demand to increase over time. In addition, no single retailer represented more than 11% of the market, according to Sports Trend estimates. As a result, we believe significant opportunities exist to better fulfill customer and manufacturer needs by centralizing inventory and creating a comprehensive product database from among the thousands of vendors and millions of SKUs in the sporting goods industry.

  We believe that e-commerce will contribute to additional growth in the sporting goods industry. E-commerce revenues are expected to represent approximately 7.6% of sporting goods sales by 2004, according to Gomez Advisors estimates. Gomez Advisors also estimates that online sales of sporting goods reached $526 million in 2000 and are projected to exceed $3.8 billion by 2004.

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

  Challenges of Online Retailing. We believe traditional sporting goods retailers face significant obstacles to compete successfully in e-commerce. Traditional retailers must develop a separate infrastructure for their Internet operations, including Web design, order processing, fulfillment, customer service and a digital product database. Traditional retailers must also make significant capital investments to develop in-house technology systems. Furthermore, we believe that very few viable outsourcing options exist for sporting goods retailers to build their online businesses.

  Online sporting goods retailers confront obstacles to establishing cost-efficient operations in the sporting goods business. Due to the lack of master distributors and the multitude of independent vendors in the sporting goods industry, online retailers face the challenge of establishing and maintaining relationships with hundreds of vendors. This makes it difficult for them to access a broad selection of branded sporting goods products. In addition, we believe that it is costly for single-brand online retailers to own inventory and build sophisticated fulfillment infrastructure while simultaneously spending to build their brand and drive traffic. Because most online retailers rely on a single brand, they find it more difficult to establish multiple partnerships with traditional retailers. Online retailers tend to make large investments to build and maintain their brand awareness, resulting in high customer acquisition costs. Also, it is difficult for online retailers to support the cost of aggregating and maintaining comprehensive inventory in each category. This difficulty arises because sporting goods products come in an extensive array of shapes, sizes and weights, ranging from small fishing lures to bulky motorized treadmills.

Our Solution

  We believe our business model allows us to provide a comprehensive solution to many of the challenges facing traditional and online sporting goods retailers. Our platform allows us to rapidly develop and operate customized e-commerce sporting goods businesses with characteristics appropriate for each of our partners. Our solution enables our partners to remain focused on their core businesses and to avoid making substantial investments in e-commerce operations. In addition, we believe we can generate attractive economic returns by operating multiple Web sites on a common scalable e-commerce infrastructure. We derive further economic benefit by operating under the established brands of our partners. The following are key features of our solution:

  Rapid Deployment of a Comprehensive E-Commerce Business. We can quickly develop and implement all aspects of an e-commerce sporting goods business. These aspects include Web site design, buying and merchandising, order processing, fulfillment and customer service. We customize the design of a partner's Web site with a broad range of characteristics that include a differentiated user interface, partner-specific content pages and an extensive digital catalog of product descriptions and images. Our solution allows our partners to avoid the lengthy start-up, the complex integration effort and the substantial fixed cost required to build and operate an e-commerce business.

  Creation of Online Identities Under Existing Brand Names. We enable our partners to establish a distinct e-commerce business that is commensurate with their brands. We believe this contributes to the development and value of our partners' existing brand identity.

  Increased Return on Investment Opportunity. We operate multiple e-commerce sporting goods businesses on a common infrastructure. This allows us to capitalize on our core technology platform and centralized inventory, product database, order processing, fulfillment and customer service. Because we focus on sporting goods e-commerce, we can derive economies of scale and add additional partners with minimal incremental spending. In addition, we aggregate demand from all of our partners' Web sites and fulfill all customer orders from a common inventory pool. Although we customize part of the product assortment on each partner's Web site we operate, a large quantity of SKUs is common among multiple Web sites. By centralizing inventory management across multiple partner Web sites, we are able to increase the frequency of inventory turns, thus reducing obsolescence risk and financing costs.

  Positive and Convenient Shopping Experience. We offer a compelling online shopping experience by providing a broad selection of merchandise, easy to use Web sites, competitive prices, value added content and strong customer service. We believe our 24 hours a day, seven days a week in-house customer service and high order accuracy promotes strong brand loyalty for our partners. In addition, we believe our ability to respond to customer inquiries by e-mail and telephone to provide detailed product information makes the shopping experience easy and enjoyable and drives repeat purchases.

  Efficient Customer Acquisition. We benefit from the brand assets and substantial marketing budgets of our partners to reduce our customer acquisition costs. Our partners' existing marketing budgets allows us to generate exposure and drive traffic to the Web sites without expensive incremental investment in customer acquisition. For example, each partner is contractually obligated to include its Web site address, referred to as a URL, in its marketing and communication materials. Our partners' marketing includes television, radio, print and outdoor advertising, point of purchase displays, cash register receipts, shopping bags, employee uniforms and promotional events designed to attract and retain customers. Finally, our retail partners have valuable, established brand franchises and existing customer bases. We believe this provides us with a competitive advantage because our retail partners have a heritage and reputation that lends a degree of comfort to the customer. By having an established history of purchasing from our partners' retail stores, we believe customers are more inclined to purchase from their online stores.

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

  Expand Our Partner Base. We intend to increase our market share by adding new partners with strong brand franchises who are seeking to enter the e-commerce sporting goods business. New partners could include companies with major brand names in specialty and full-line retail, consumer products, Internet and media. For example, during fiscal 2000 we launched e-commerce sporting goods businesses for BlueLight.com, buy.com, Fogdog, FOXSPORTS.com and iQVC and so far during fiscal 2001, we launched an e-commerce sporting goods business for Bally Total Fitness and we announced a new alliance with G.I. Joe's, for which we expect to launch an e-commerce sporting goods business in the second quarter of fiscal 2001.

  Promote Online Brands. We intend to build awareness and drive traffic to our partners' e-commerce sporting goods businesses by capitalizing on the brand assets, large marketing budgets and retail traffic of our partners. Each of our partners prominently features and promotes its URL in its marketing and communications materials. We also plan to continue to selectively use a variety of online marketing strategies to reach our customers, including public relations, affiliate programs and portal relationships.

  Increase Repeat Purchases. We intend to build customer loyalty and drive repeat purchases by implementing the following strategies:

  .continually enhancing our level of customer service;

  .expanding our customer and product databases;

  .offering new products and product categories;

  .implementing direct e-mail marketing techniques to target customers; and

  .increasing the level of personalization on our partners' online sporting goods businesses.

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

Our Operations

 Web Site and Content Design, Implementation and Maintenance

  We design most of our partners' Web sites. We have dedicated in-house personnel that are responsible for Web site design, management and maintenance as well as creative and content modifications. We implement all changes to current Web sites and oversee the creation of new front-end Web sites for most new partners, ensuring that the look and feel of their Web sites meet all parties' satisfaction. We also generate content for each of our partners' Web sites, including product images, product descriptions and buying guides. For example, we have produced buying guides which help customers with their merchandise selection and provide information about selected sports. These guides provide customers with helpful information in selecting various pieces of sports equipment and provide tips on sports play. In addition, we have an in-house photography studio which generates approximately 50% of our photographic images. We receive the remainder of our photographic images from our vendors.

  Technology. The three major elements of our partners' Web sites' technology are The Common Engine(TM), the front-end and the data center.

  The Common Engine(TM). We have created a core technology platform, The Common Engine(TM), that operates and manages all of the applications and functionality across all of our partners' Web sites. This system allows us to add new front-end Web sites with minimal incremental costs. The Common Engine(TM) is a template that is used to create and personalize each Web site to fit the brand equity and identity of the individual partners. We enhance The Common Engine(TM) continually to improve our partners' Web sites and enrich the overall customer experience.

  The Front-End. The front-end represents the overall look and feel of our partners' Web sites. The front-end is the interface with the customer and includes content development, logo placement, graphic design, color palette, navigation and links. We use the front-end to communicate special promotions, content feature and product collections as well as the merchandising strategy of each of our partners.

  The Data Center. The data center is our database management system that controls all of the information housed within our partners' Web sites, including all product images and descriptions, customer log-in data, customer profiles, verification requirements, brand information and shipping data. Our database management system was created utilizing Oracle technologies and runs on Sun Microsystems hardware. A third-party provider hosts our data center. System security is managed both by internal staff as well as by security staff at our third-party host.

  Additional Technology Information. Our technology infrastructure is supported by a fully-integrated back-up system. We believe this ensures that our operations can move forward seamlessly in the event of computer malfunctions. In addition, we continuously strive to improve our partners' Web sites by conducting functional testing.

 Buying, Vendor Relationships and Merchandising

  Buying. We offer a broad assortment of brands and items on each of our partners' Web sites. We currently offer customers over 1,100 brands and more than 150,000 SKUs across our partners' Web sites and continue to add additional brands and SKUs. We have dedicated buyers for the following merchandise categories: footwear, licensed/team products, men's branded apparel, women's and children's branded apparel, accessories, exercise, indoor recreation, outdoor recreation, golf, racquet sports and team sports.

  When deciding which brands and merchandise to carry, we first review what our partners are offering in their retail stores and determine what items we believe will be successful on our partners' Web sites. We believe that we are able to offer a wider variety of merchandise on our partners' Web sites than might be found in one of their retail stores because we are not hindered by space availability, although not all of our partners' Web sites carry the same product and brand assortment. In this connection, we currently do not offer some popular brands of sporting goods, such as Nike, although we are authorized to sell Fogdog's remaining Nike inventory on the fogdog.com Web site. In addition, our partners typically have the right to require us not to sell products which are not sold in their retail stores. After consulting a partner on their buying strategy, we then work to enhance product selection. We expand product lines, provide brand extensions and look to add significant value to the product selection currently offered in our partners' stores. These types of extensions might include a broader diversity of sizes and styles and a larger range of price points.

  Vendor Relationships. We believe we have solid relationships with our vendors and we are working to continuously add new vendors and brands. Our buyers work with merchandisers to streamline the strategies for product offerings, merchandise locations within the Web sites and promotional activities of our partners. During fiscal 2000, we purchased $6.0 million of inventory from a single vendor. These purchases accounted for 16.0% of the total amount of inventory we purchased during fiscal 2000.

 Pricing

  We establish the prices for products offered on our partners' Web sites. We strategically price these products to be consistent with the prices in our partners' retail stores. Accordingly, we maintain different pricing structures for products across each of our partners' Web sites.

 Marketing

  Web Site Integration. We work with each of our partners to make certain that URL and Web site promotion are a mainstay of their marketing and advertising campaigns. Our partners are contractually obligated to incorporate their URLs into the advertising, marketing, promotion and communication vehicles they create. These marketing vehicles not only incorporate the URL into the copy or design, but the message also educates people about these e-commerce sporting goods businesses and drives traffic to these Web sites. We believe our partners embrace this strategy because they realize the value in alerting their customers to an additional distribution channel within their brand.

  Online Marketing Relationships. We have entered into marketing agreements with AOL, Yahoo!, MSN eShop and Excite@Home.com on which various of our partners are featured prominently throughout the shopping, sports and outdoors and other areas of these Internet destinations. We are dedicated to managing, strengthening and improving our customer relationships. We have implemented personalized customer e-mail campaigns, which inform customers about upcoming specials, promotions, new brands or merchandise in which they might be interested.

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

 Order Processing and Fulfillment

  Order Processing. We conduct our own order processing, claims processing and crediting of customers. Order processing activities include electronically capturing the order, processing the payment method, determining the shipping costs, adding any applicable sales tax, facilitating any coupon or promotional discounts and printing a pick ticket. The pick ticket includes the name of the partner from whom the order was received, a packing slip, return labels and a detailed order list.

  Fulfillment. We currently conduct fulfillment out of our company-operated fulfillment center located in Louisville, KY. This fulfillment center, which is leased by us from a third party, has been operational since August 2000. The fulfillment center is 300,000 square feet and is expandable to 450,000 square feet. We also have agreements with some of our suppliers, pursuant to which the suppliers deliver items directly to consumers, called drop shipping. We primarily use drop shipping for large and oversized items referred to as Less than Truckload or LTL.

  After a pick ticket is generated, it is reviewed, the ordered items are gathered, the accuracy of items are verified and the items, appropriate receipts and return labels are packed, sealed and shipped. After an item has been ordered by a customer and we have determined that the order has been packed and shipped, our computer system automatically sends an e-mail to that customer informing them that their merchandise is on its way.

  Distribution. We currently use UPS and USPS as our primary shipping carriers for non-LTL items and use a variety of trucking companies for our LTL distribution. We generally ship orders received on our partners' Web sites within two business days.

  Returns. We accept returns through mailing or delivery services. Our retail partners are not required to accept in-store returns of items purchased on their Web site. If a customer returns an item directly to us, we provide the customer with either a credit or exchange from our partners' Web site and then reshelve the item.

  Distribution Agreements. In the case of Bluelight.com, buy.com and iQVC where we only manage the sporting goods product database and facilitate merchandise procurement and fulfillment, these partners process the orders and forward them to us for fulfillment. We then fulfill the order.

 Customer Service

  General. We are committed to providing a high level of customer service. We believe that superior customer service is critical to retaining long-term and repeat customers. We offer live customer service 24 hours a day, seven days a week for all of our partners, except Bluelight.com, buy.com and iQVC, which each manage their own customer service functions. However, we do assist Bluelight.com's, buy.com's and iQVC's representatives with problem-solving and product-oriented issues. We provide customer service for our partners under their brand names, and our computer systems automatically identify from which partner a customer needs information or service. Our customer service facility is located within our headquarters.

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

  E-Mail or Telephone. Customers can obtain assistance through e-mail or telephone. We aim to answer all customer e-mails within 24 hours, and are often able to respond within a shorter period of time.

Company Overview

 Description of Agreements with Our Partners

  In 2000, our partners and their affiliates had in the aggregate more than 3,300 stores covering all 50 states. Our partners spend significant amounts in marketing their retail stores to consumers.

  We currently have three different structures for our agreements:

  . Exclusive Licensing Agreements. These agreements give us the exclusive right to operate a partner's e-commerce sporting goods business. We purchase inventory from vendors, sell the inventory on our partners' Web sites, record all revenues generated on the Web sites and pay a percentage of those revenues to the partners in exchange for the e-commerce rights to their brand names, promotions of the e-commerce sporting goods businesses in the partners' retail stores and advertising.

  . Subsidiary and Exclusive License Agreement. We have formed a subsidiary, The SportsAuthority.com, Inc., which is 80.1% owned by us and 19.9% owned by The Sports Authority. The Sports Authority's ownership position in the subsidiary could increase to 49.9% over time, depending upon the achievement of financial and sales goals or the exercise of options set forth in the agreement. The SportsAuthority.com has the exclusive right to operate The Sports Authority's e-commerce sporting goods business. We purchase inventory from vendors, sell the inventory on The SportsAuthority.com's Web site, record all revenues generated on the Web site and pay a nominal royalty to The Sports Authority based on a percentage of sales generated by the subsidiary in exchange for the e-commerce right to The Sports Authority's brand name, promotions of its e-commerce sporting goods business in its retail stores and advertising.

  . Distribution Agreements. Pursuant to these agreements, we provide a product information database to each of these partners which they use to merchandise the sporting goods department of their flagship Web sites. These partners process orders for sporting goods on their Web sites and deliver the orders to us electronically. We then sell the products from our inventory and transfer title to them at a predetermined discount to the selling price of the same products offered for sale on the Web sites of the traditional sporting goods retailers for which we operate Web sites and we pick, pack and ship the products to consumers on behalf of these partners. These partners perform all of their own customer service.

  The following table summarizes the different agreements we have with each of our partners:

        Partner                     URL                  Nature of Agreement          Date Operational
-----------------------  -------------------------- ----------------------------- -------------------------
Bally Total Fitness      www.ballystore.com         Exclusive licensing agreement February 2001
Bluelight.com            www.bluelight.com          Distribution agreement        June 2000
buy.com                  www.buy.com                Distribution agreement        July 2000
Dunham's Sports          www.dunhamssports.com      Exclusive licensing agreement November 1999
FOXSPORTS.com            store.foxsports.com        Exclusive licensing agreement August 2000
G.I. Joe's               www.gijoes.com             Exclusive licensing agreement Expected to launch in the
                                                                                  second quarter of 2001
MC Sports                www.mcsports.com           Exclusive licensing agreement November 1999
Oshman's Sporting Goods  www.oshmans.com            Exclusive licensing agreement June 2000
iQVC                     www.iqvc.com               Distribution agreement        November 2000
Sport Chalet             www.sportchalet.com        Exclusive licensing agreement November 1999
The Athlete's Foot       www.theathletesfoot.com    Exclusive licensing agreement November 1999
The Sports Authority     www.thesportsauthority.com Majority-owned subsidiary and November 1999 exclusive licensing agreement
WebMD                    store.webmd.com            Exclusive licensing agreement November 1999

--------

  Our typical agreement gives us the exclusive rights to a partner's e-commerce sporting goods business and the commitment from the partner to promote its Web site. In exchange, we commit to develop and operate a unique and customized Web site for the partner and pay to the partner a percentage of all net sales generated on the Web site.

  Bally Total Fitness. Bally Total Fitness is the largest, and only nationwide, commercial operator of fitness centers, with approximately four million members and nearly 390 fitness centers located in 28 states and Canada. With more than 120 million annual visits to its fitness centers, Bally Total Fitness offers a unique platform for distribution of a wide range of products and services targeted to active, fitness-conscious adult consumers.

  Bluelight.com. The sporting goods inventory on the Bluelight.com sporting goods department consists of items provided by us, enhanced by a range of Kmart product offerings. Bluelight.com is Kmart's exclusive e-commerce partner. Kmart is the third largest retailer of sporting goods in the United States, with estimated annual sporting goods sales in excess of $2.0 billion according to Sports Trend. We believe that Bluelight.com benefits from Kmart's powerful brand which is supported by more than $36.0 billion in annual sales of all merchandise and more than 2,100 retail stores.

  buy.com. buy.com is a leading superstore and low price leader, offering over 850,000 SKUs in a broad range of categories, including computer hardware and peripherals, software, office supplies, consumer electronics, books, videos, DVDs, games, music, sporting goods, golf, clearance equipment, and travel booking services. buy.com, the recipient of a four-and-a-half star rating from BizRate.com, was recently named "Best of the Web" in the computer and electronics category by Forbes Magazine, Spring 2000, and #1 on the Gomez Advisors Internet Computer Scorecard for the third time, Summer 2000.

  Dunham's Sports. Dunham's Sports operates 112 full-line sporting goods stores, located in strip shopping centers, in 11 states, with a focus on the Mid-Atlantic and Great Lakes regions of the country. Its 1999 sales were estimated by Sports Trend to be $225.0 million. Dunham's Sports positioning is "The big names bring you in, the low prices bring you back."

  FOXSPORTS.com. FOXSPORTS.com, a division of News Corporation's News Digital Media, is a leading sports destination on the Internet for up-to-the-minute statistics, news and scores for all professional, college and high school sports. The sports store on FOXSPORTS.com, developed and operated by us, is positioned to take advantage of the significant traffic on FOXSPORTS.com and the demographics of these visitors, which match those of sporting goods shoppers.

  G.I. Joe's. G.I. Joe's is an Oregon-based retailer specializing in sporting goods, automotive, active and outdoor clothing, and footwear. G.I. Joe's has 17 full-line retail stores throughout Oregon and Washington. G.I. Joe's is one of the 15 largest full-line sporting goods retailers in the United States, with 2000 sales of approximately $161 million.

  iQVC. iQVC, which according to Forrester's Power Rankings was the Internet's number one general merchandise retailer in August 2000, is the online retailing division of QVC, Inc. QVC, Inc., a $3.3 billion company, is an e-commerce leader, marketing a wide variety of brand name products in such categories as home furnishings, licensed products, fashion, beauty, electronics and fine jewelry. QVC reaches more than 75 million homes in the United States.

  MC Sports. MC Sports operates 68 full-line sporting goods stores located in shopping malls and strip shopping centers in six states, primarily in the Midwest and Great Lakes areas. Its 1999 sales were estimated by Sports Trend to be $249.0 million. MC Sports is heavily involved in its local communities and is positioned as a "hometown," caring retailer.

  Oshman's Sporting Goods. Oshman's operates 42 superstores and 15 traditional stores located in strip shopping centers and enclosed malls in 15 states, with a concentration in the Southwest and Northwest United States. Its 1999 sales were $309.0 million. Oshman's utilizes an oval racetrack store theme, featuring concept shops and demonstration areas where customers can try merchandise prior to purchasing.

  Sport Chalet. Sport Chalet operates 22 big box full-line sporting goods stores located in shopping malls and strip shopping centers in Southern California. Its 1999 sales were $166.0 million. Sport Chalet positions itself as a leading sporting goods retailer in Southern California providing outstanding customer service and the best brands available.

  The Athlete's Foot. The Athlete's Foot operates 720 specialty athletic footwear stores located in shopping malls and strip shopping centers, in 40 countries around the world. Its 1999 sales were estimated by Sports Trend to be $500.0 million. The Athlete's Foot positions itself as the world's definitive athletic and leisure footwear retailer.

  The Sports Authority. The Sports Authority operates 196 stores located in strip shopping centers and urban street locations in 32 states, most of which are big box stores. Its 1999 sales were approximately $1.5 billion. The Sports Authority positions itself as "The Authority" on sporting goods with a large assortment of merchandise encompassing a wide range of both team and individual sports.

  WebMD. We entered into a letter of intent with WebMD to create and operate a sports, medicine and fitness e-commerce sporting goods business. The letter of intent expired on October 29, 1999, but the parties generally have been operating under the terms of the letter of intent. WebMD is the first end-to-end Internet healthcare company connecting physicians and consumers to the entire healthcare industry. WebMD was formed in November 1999 as a result of the merger of Healtheon Corporation, WebMD, Inc., MEDE America and Medcast.

 Description of Agreement with Fitness Quest, Inc.

  During fiscal 2000, we entered into an agreement with Fitness Quest, Inc. pursuant to which we were granted the exclusive right to operate Fitness Quest's e-commerce business. We record all revenues generated on the Web site and pay a percentage of those revenues to Fitness Quest for the exclusive right to operate the Fitness Quest Web site and for certain services provided by Fitness Quest.

 Description of the Fogdog Web Site

  We own Fogdog and operate the www.fogdog.com Web site in a manner similar to the Web sites we operate pursuant to exclusive licensing agreements.

Competition

  The online market is rapidly evolving and intensely competitive. Our primary competitors are currently:

  . e-commerce businesses that are associated with full-line sporting goods stores such as Shopsports.com, associated with Copeland's Sports;

  . e-commerce businesses of specialty sporting goods retailers and catalogs such as Footlocker.com and REI.com;

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

  .  price;

  .  the amount of product information provided to customers;

  .  visibility of our Web sites, including design, speed and navigation; and

  .  quality of fulfillment and customer service.

Intellectual Property

  We use our partners' names, URLs, logos and other marks in connection with the operation and promotion of our partners' Web sites. The agreements with our partners generally provide us with limited, non-exclusive licenses to use this intellectual property in connection with the operation of their e-commerce sporting goods businesses. These licenses are co-terminous with the agreements.

  We also rely on technologies that we license from third parties. These licenses may not continue to be available to us on commercially reasonable terms in the future. As a result, we may be required to obtain substitute technology of lower quality or at greater cost, which could materially adversely affect our business, results of operations and financial condition.

  In order to protect our proprietary rights in services and technology, we rely on various intellectual property laws and contractual restrictions. These include confidentiality, invention assignment and nondisclosure agreements with our partners, employees, contractors and suppliers. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without our authorization.

Government Regulation

  We are generally not regulated other than pursuant to federal, state and local laws applicable to businesses in general or to retailing or e-commerce specifically. Certain regulatory authorities have proposed specific laws and regulations governing the Internet and online commerce. These laws and regulations may cover taxation, user privacy, pricing, content, distribution, electronic contracts, characteristics and quality of products and services, intellectual property rights and information security. Changes in consumer protection laws also may impose additional burdens on companies conducting business online. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and online commerce. Unfavorable resolution of these issues may harm our business.

  We currently provide individual personal information regarding users of our Web sites to the partner for which we operate each Web site and to certain third parties that we use to process credit cards, fulfill orders, send emails and provide store locator services. We currently do not identify registered users by age. However, the adoption of additional privacy or consumer protection laws could create uncertainty in Web usage and reduce the demand for our products and services or require us to redesign our partners' Web sites.

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

Employees

  As of March 1, 2001, we employed 457 full-time employees. Approximately 258 of our employees are based at our headquarters in King of Prussia, PA, 174 of our employees are based at our fulfillment center in Louisville, KY, and 25 of our employees are based at our west coast technology operations in San Francisco, California.

Discontinued Operations

  Prior to our decision to focus exclusively on our e-commerce business, we operated two sporting goods businesses, our Branded Division and our Off-Price and Action Sports Division. We sold our Branded Division on December 29, 1999 and our Off-Price and Action Sports Division on May 26, 2000. We recognized an aggregate loss of approximately $23.2 million on the sale of these divisions. For a more complete discussion, see Note 19 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

  Our products were designed and developed in-house, although we periodically used outside design firms to supplement our design efforts. Products of our Branded Division were produced by independent contract manufacturers in Asia. We did not own or operate any manufacturing facilities. We oversaw the key phases of production from initial prototype manufacture through initial production runs to final manufacture. We sought to use, whenever possible, manufacturers that had previously produced our footwear, which we believed enhanced continuity and quality while controlling production costs.

 Facilities and Employees

  We operated our historical business from a 75,000 square-foot office and warehouse facility in King of Prussia, Pennsylvania that we leased from Michael
G. Rubin, our Chairman, President and Chief Executive Officer. In addition, we owned a 12,000 square-foot facility in North York, Ontario that we used primarily for our Off-Price and Action Sports Division. This facility was sold as part of the sale of our Off-Price and Action Sports Division. We also used third-party public warehouses in California and Ontario, Canada for our Branded Division.

  We currently do not have any employees in our Off-Price and Action Sports Division or Branded Division.

Risk Factors

  Any investment in shares of our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Annual Report on Form 10-
K. If any of the following risks occur, our business could be materially harmed. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

  This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are based on current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. The statements in this Annual Report on Form 10-K are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, the stock market and the sporting goods industry generally, changes affecting the Internet and e-commerce, our ability to maintain relationships with strategic partners and suppliers, our ability to timely and successfully develop, maintain and protect our technology and product and service offerings and execute operationally, our ability to attract and retain qualified personnel and our ability to successfully integrate our recent acquisition of Fogdog, Inc. More information about potential factors that could affect us are described below. We expressly disclaim any intent or obligation to update these forward-looking statements.

 Risks Particular to Our Business

  Our future success cannot be predicted based upon our limited e-commerce operating history.

  Although we commenced operations in 1987, we did not initiate our e-commerce business until the first quarter of 1999 and did not begin operating our e-commerce business until the fourth quarter of 1999. Prior to the fourth quarter of 1999, when we launched the e-commerce sporting goods businesses we operate for our partners, 100% of our revenues had been generated by our discontinued operations. The sale of the discontinued operations was completed in May 2000. Accordingly, 100% of our revenues are generated through our e-commerce business. Based on our limited experience with our e-commerce business, it is difficult to predict whether we will be successful. Thus, our chances of financial and operational success should be evaluated in light of the risks, uncertainties, expenses, delays and difficulties associated with operating a business in a relatively new and unproven market, many of which may be beyond our control. Our failure to address these issues could have a material adverse effect on our business, results of operations and financial condition.

  We expect increases in our operating expenses and continuing losses.

  We incurred substantial losses for fiscal 1999 and fiscal 2000 and, as of December 30, 2000, we had an accumulated deficit of $101.1 million. We have not achieved profitability from our continuing operations. We may not obtain enough customer traffic or a high enough volume of purchases from our partners' e-commerce sporting goods businesses to generate sufficient revenues to achieve profitability. We believe that we could continue to incur operating and net losses for the foreseeable future. There can be no assurances that we will be able to achieve profitability from our continuing operations.

  We will continue to incur significant operating expenses and capital expenditures as we:

  .  enhance our distribution and order fulfillment capabilities;

  .  further improve our order processing systems and capabilities;

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

  We enter into contracts with our partners. If we do not maintain good working relationships with our partners or perform as required under these agreements it could adversely affect our business.

  The contracts with our partners establish new and complex relationships between us and our partners. We spend a significant amount of time and effort to maintain our relationships with our partners and address the issues that from time to time may arise from these new and complex relationships. If we do not maintain a good working relationship with our partners or perform as required under these agreements, our partners could seek to terminate the agreements prior to the end of the term or they could decide not to renew the contracts at the end of the term. This could adversely affect our business, financial condition and results of operations. Moreover, our partners could decide not to renew these contracts for reasons not related to our performance.

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

  .  increases in the cost of advertising;

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

  We primarily purchase the products we offer directly from the manufacturers of the products. If we are unable to develop and maintain relationships with these manufacturers, we may be unable to obtain or continue to carry a sufficient assortment and quantity of quality merchandise on acceptable commercial terms and our business could be adversely impacted. We do not have written contracts with most of our manufacturers. Manufacturers could stop selling products to us and may ask us to remove their products or logos from our partners' Web sites. In some circumstances, our partners purchase products directly from manufacturers for sale on their Web sites. If we or our partners are unable to obtain products directly from manufacturers, especially popular brand manufacturers, we may not be able to obtain the same or comparable merchandise in a timely manner or on acceptable commercial terms. We currently are not authorized to offer some popular brands of sporting goods, such as Nike, although we are authorized to sell Fogdog's remaining Nike inventory on the fogdog.com Web site. There can be no assurance that we will be able to offer these brands in the future. If we are unable to offer a sufficient assortment and quantity of quality products at acceptable prices, we may lose sales and market share.

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

  In addition, we maintain our computers on which we operate our partners' Web sites at the facility of a third-party hosting company. We cannot control the maintenance and operation of this facility, which is also susceptible to similar disasters and problems. Our insurance policies may not adequately compensate us for any losses that we may incur. Any system failure that causes an interruption in our service or a decrease in responsiveness could harm our relationships with our customers and result in reduced revenues.

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

  We may face material delays in introducing new services, products and enhancements. If this happens, our customers may forgo the use of our partners' e-commerce sporting goods businesses and use those of our competitors. To remain competitive, we must continue to enhance and improve the functionality and features of our partners' e-commerce sporting goods businesses. The Internet and the online commerce industry are rapidly changing. If competitors introduce new products and services using new technologies or if new industry standards and practices emerge, our partners' existing Web sites and our proprietary technology and systems may become obsolete.

  Developing our partners' e-commerce sporting goods businesses and other proprietary technology entails significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our partners' Web sites, our order processing systems and our computer network to meet customer requirements or emerging industry standards.

  We may be subject to intellectual property claims or competition or trade practices claims that could be costly and could disrupt our business.

  Third parties may assert that our business or technologies infringe their intellectual property rights. From time to time, we may receive notices from third parties questioning our right to present specific images or logos on our partners' Web sites, or stating that we have infringed their trademarks or copyrights. We may in the future receive claims that we are engaging in unfair competition or other illegal trade practices. We may be unsuccessful in defending against these claims, which could result in substantial damages, fines or other penalties. The resolution of a claim could also require us to change how we do business, redesign our partners' Web sites and other systems or enter into burdensome royalty or licensing agreements. These license or royalty agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement. Our insurance coverage may not be adequate to cover every claim that third parties could assert against us. Even unsuccessful claims could result in significant legal fees and other expenses, diversion of management's time and disruptions in our business. Any of these claims could also harm our reputation.

  We rely on our developing relationships with online services, search engines, directories and other Web sites and e-commerce businesses to drive traffic to the e-commerce sporting goods businesses we operate. If we are unable to develop or maintain these relationships, our business, financial condition and results of operations could be adversely affected.

  We have relationships with online services, search engines, directories and other Web sites and e-commerce businesses to provide content, advertising banners and other links that link to our partners' Web sites. We expect to rely on these relationships as significant sources of traffic to our partners' Web sites and to generate new customers. If we are unable to develop satisfactory relationships on acceptable terms, our ability to attract new customers could be harmed. Further, many of the parties with which we may have online advertising arrangements could provide advertising services for other marketers of sporting goods. As a result, these parties may be reluctant to enter into or maintain relationships with us. Failure to achieve sufficient traffic or generate sufficient revenue from purchases originating from third-parties may result in termination of these types of relationships. Without these relationships, we may not be able to sufficiently increase our market share and our business, financial condition and results of operations could be adversely affected.

  Our success is dependent upon our executive officers and other key personnel.

  Our success depends to a significant degree upon the contribution of our executive officers and other key personnel, particularly Michael G. Rubin, Chairman, President and Chief Executive Officer. We have employment agreements with some of our executive officers and key personnel. We cannot be sure, however, that we will be able to retain or attract executive, managerial and other key personnel. We have obtained key person life insurance for Mr. Rubin in the amount of $7.25 million. We have not obtained key person life insurance on any of our other executive officers or key personnel.

  We may be unable to hire and retain the skilled personnel necessary to develop our business.

  We intend to continue to hire a number of skilled personnel. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain highly qualified personnel in the future. Our failure to attract and retain the highly trained personnel that are integral to our business may limit our growth rate, which would harm our business.

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

  The e-commerce market is rapidly evolving and extremely competitive. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our business, financial condition and results of operations. We compete with a variety of companies, including:

  . e-commerce businesses that are associated with full-line sporting goods stores such as Shopsports.com, associated with Copeland's Sports;

  . e-commerce businesses of specialty sporting goods retailers and catalogs such as Footlocker.com and REI.com;

  . e-commerce businesses of traditional general merchandise retailers such as Target.com and WalMart.com; and

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

  Although we operate our own fulfillment center, we rely upon multiple third parties for the shipment of our products. We also rely upon certain vendors to ship products directly to our customers, especially LTL items. As a result, we are subject to the risks associated with the ability of these vendors to successfully and timely fulfill and ship customer orders and to successfully handle our inventory delivery services to meet our shipping needs. The failure of these vendors to provide these services, or the termination or interruption of these services, could adversely affect our business, results of operations and financial condition.

  Sporting goods and apparel are subject to changing consumer preferences. If we fail to anticipate these changes, we could experience lower sales, higher inventory markdowns and lower margins.

  Our success depends upon our ability to anticipate and respond to trends in sporting goods merchandise and consumers' participation in sports. Consumers' tastes in apparel and sporting goods equipment are subject to frequent and significant changes, due in part to manufacturers' efforts to incorporate advanced technologies into some types of sporting goods. In addition, the level of consumer interest in a given sport can fluctuate dramatically. Prior to commencing our e-commerce business, our businesses were primarily concentrated in athletic footwear and apparel. Accordingly, we do not have significant experience in the full range of sporting goods. If we fail to identify and respond to changes in sporting goods merchandising and recreational sports participation, our sales could suffer and we could be required to mark down unsold inventory. This would depress our profit margins. In addition, any failure to keep pace with changes in consumers' recreational sports habits could allow our competitors to gain market share which could have an adverse effect on our business, results of operations and financial condition.

  High merchandise returns could adversely affect our business, financial condition and results of operations.

  Our policy for allowing our customers to return products is generally consistent with the policies of each of our partners for which we operate e-commerce sporting goods businesses. Our ability to handle a large volume of returns is unproven. If merchandise returns are significant, our business, financial condition and results of operations could be adversely affected.

  We may be subject to product liability claims that could be costly and time-consuming.

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

  If third parties are able to penetrate our network security or otherwise misappropriate our customers' personal information or credit card information or if we give third parties improper access to our customers' personal information or credit card information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. They could also include claims for other misuses of personal information, including unauthorized marketing purposes. These claims could result in litigation. Liability for misappropriation of this information could adversely affect our business. In addition, the Federal Trade Commission and state agencies have been investigating various Internet companies regarding their use of personal information. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if government agencies investigate our privacy practices.

  We are controlled by certain principal stockholders.

  As of March 20, 2001, Michael G. Rubin, our Chairman, President and Chief Executive Officer, beneficially owned 27.9%, funds affiliated with SOFTBANK America Inc., or SOFTBANK, beneficially owned 29.9% and Interactive Technology Holdings, LLC, or ITH, a joint venture company formed by Comcast Corporation and QVC, Inc., beneficially owned 17.3% of our outstanding common stock. Should they decide to act together, Mr. Rubin, SOFTBANK and ITH would be in a position to exercise control over most matters requiring stockholder approval, including the election or removal of directors, approval of significant corporate transactions and the ability generally to direct our affairs. Furthermore, the stock purchase agreements pursuant to which SOFTBANK and ITH acquired their shares of our common stock provide that SOFTBANK has the right to designate up to three members of our board and ITH has the right to designate up to two members of our board. This concentration of ownership and SOFTBANK's and ITH's right to designate members to our board may have the effect of delaying or preventing a change in control of us, including transactions in which stockholders might otherwise receive a premium over current market prices for their shares.

  From time to time, we may acquire or invest in other companies. There are risks associated with potential acquisitions and investments. As a result, we may not achieve the expected benefits of potential acquisitions.

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

  To the extent we generate international sales in the future, any negative impact on our international business could negatively impact our business, operating results and financial condition as a whole. In particular, gains and losses on the conversion of foreign payments into United States dollars may contribute to fluctuations in our results of operations and fluctuating exchange rates could cause reduced gross revenues and/or gross margins from non-dollar-denominated international sales.

  We have never paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

  We have never paid cash dividends on our common stock and do not anticipate that any cash dividends will be declared or paid in the foreseeable future.

  It may be difficult for a third party to acquire us and this could depress our stock price.

  Pursuant to our amended and restated certificate of incorporation, we have authorized a class of 1,000,000 shares of preferred stock, which the board of directors may issue with terms, rights, preferences and designations as the board may determine and without any vote of the stockholders, unless otherwise required by law. Issuing the preferred stock, depending upon the terms, rights, preferences and designations set by the board, may delay, deter or prevent a change in control of us. Issuing additional shares of common stock could result in dilution of the voting power of the current holders of our common stock. In addition, "anti-takeover" provisions of Delaware law may restrict the ability of the stockholders to approve a merger or business combination or obtain control of us.

  There are limitations on the liabilities of our directors.

  Pursuant to our amended and restated certificate of incorporation and under Delaware law, our directors are not liable to us or our stockholders for monetary damages for breach of fiduciary duty, except for liability for breach of a director's duty of loyalty, acts or omissions by a director not in good faith or which involve intentional misconduct or a knowing violation of law, for dividend payments or stock repurchases that are unlawful under Delaware law or any transaction in which a director has derived an improper personal benefit. In addition, we have entered into indemnification agreements with each of our directors. These agreements, among other things, require us to indemnify each director for certain expenses including attorneys' fees, judgments, fines and settlement amounts incurred by any such person in any action or proceeding, including any action by us or in our right, arising out of the person's services as one of our directors.

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

  . actual or perceived lack of security of information or privacy protection;

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

  Our long-term future depends heavily upon the general public's willingness to use the Internet as a means to purchase goods. The failure of the Internet to develop into an effective commercial tool would seriously damage our future operations. E-commerce is a relatively new concept, and large numbers of customers may not begin or continue to use the Internet to purchase goods. The demand for and acceptance of products sold over the Internet are highly uncertain, and most e-commerce businesses have a short track record. If consumers are unwilling to use the Internet to conduct business, our business may not develop profitably. The Internet may not succeed as a medium of commerce because of delays in developing elements of the needed Internet infrastructure, such as a reliable network, high-speed modems, high-speed communication lines and other enabling technologies.

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

  Credit card fraud could adversely affect our business.

  We do not carry insurance against the risk of credit card fraud, so the failure to adequately control fraudulent credit card transactions could reduce our net revenues and our gross margin. We have put in place technology to help us detect the fraudulent use of credit card information. To date, we have not suffered material losses related to credit card fraud. However, we may in the future suffer losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder's signature.

  If one or more states successfully assert that we should collect sales or other taxes on the sale of our merchandise, our business could be harmed.

  We do not currently collect sales or other similar taxes for physical shipments of goods into states other than Kentucky and Pennsylvania. One or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us and other out-of-state companies that engage in online commerce. Our business could be adversely affected if one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of our merchandise.

  Existing or future government regulation could harm our business.

  We are subject to the same federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards conducting business on the Internet. However, due to the increasing popularity and use of the Internet, many laws and regulations relating to the Internet are being debated at the state and federal levels. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our business. For example, United States and foreign laws regulate our ability to use customer information and to develop, buy and sell mailing lists. The vast majority of these laws were adopted prior to the advent of the Internet, and do not contemplate or address the unique issues raised thereby. Those laws that do reference the Internet, such as the Digital Millennium Copyright Act, are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. These current and future laws and regulations could adversely affect our future business, results of operation and financial condition.

  Laws or regulations relating to user information and online privacy may adversely affect the growth of our Internet business or our marketing efforts.

  We are subject to increasing regulation at the federal and state levels relating to online privacy and the use of personal user information. Several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has adopted regulations regarding the collection and use of personal identifying information obtained from children under 13. In addition, bills pending in Congress would extend online privacy protections to adults. Laws and regulations of this kind may include requirements that we establish procedures to disclose and notify users of privacy and security policies, obtain consent from users for collection and use of information, or provide users with the ability to access, correct and delete personal information stored by us. Even in the absence of those regulations, the Federal Trade Commission has settled several proceedings resulting in consent decrees in which Internet companies have been required to establish programs regarding the manner in which personal information is collected from users and provided to third parties. We could become a party to a similar enforcement proceeding. These regulatory and enforcement efforts could also harm our ability to collect demographic and personal information from users, which could be costly or adversely affect our marketing efforts.

ITEM 2: PROPERTIES.

  Our principal executive offices are located in a 56,000 square foot facility purchased by us in August 1999 and located in King of Prussia, Pennsylvania. In addition, we operate our fulfillment center from a 300,000 square foot leased facility located in Louisville, KY and we lease office space in San Francisco, California where our west coast technology operations are based.

  We believe that our properties are adequate for our present needs and that suitable additional or replacement space will be available as required.

ITEM 3: LEGAL PROCEEDINGS.

  We are involved in various routine litigation incidental to our current and discontinued businesses. We believe that the disposition of these matters will not have a material adverse effect on our financial position or results of operations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of our shareholders during the fiscal quarter ended December 30, 2000.

ITEM 4.1: EXECUTIVE OFFICERS OF THE REGISTRANT.

  The following table sets forth information regarding each of our executive officers and key employees (information regarding each of our directors is incorporated by reference to the section of our 2001 Proxy Statement entitled "Proposal 1 - Election of Directors"):

             Name           Age(/1/)                        Title
             ----           --------                        -----
   Michael G. Rubin........    28    Chairman, President and Chief Executive Officer
   Jordan M. Copland.......    38    Executive Vice President and Chief Financial Officer
   Robert W. Liewald.......    52    Executive Vice President, Merchandising
   Arthur H. Miller........    47    Executive Vice President and General Counsel
   Mark Reese..............    38    Executive Vice President and Chief Operating Officer
   Michael R. Conn.........    30    Senior Vice President, Business Development
   Steven C. Davis.........    30    Senior Vice President, Marketing
   Glenn Walls.............    37    Senior Vice President, Merchandising

--------
(/1/)As of March 1, 2001

  Michael G. Rubin has served as our Chairman of the Board and Chief Executive Officer since July 1995 and as our President since June 2000. Mr. Rubin was named Entrepreneur of the Year in 1994 and 2000 at the Greater Philadelphia Entrepreneur of the Year Awards sponsored by Ernst & Young. Mr. Rubin attended Villanova University, Villanova, Pennsylvania.

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

  Robert W. Liewald has served as our Executive Vice President, Merchandising since July 1999 and worked as a consultant to us and to other companies in the sporting goods industry from June 1998 to July 1999. From January 1995 to June 1998, Mr. Liewald served as Senior Executive Vice President of FILA USA, an athletic footwear and apparel manufacturer. From June 1972 to January 1995, Mr. Liewald held a variety of positions at Venator Group, an athletic footwear and apparel retailer based in New York, New York, most recently as Senior Vice President, Corporate Merchandiser, with merchandising responsibility for all of Venator Group's specialty athletic divisions. Also while at Venator, Mr. Liewald served as Vice President, General Merchandise Manager for Champs Sports and Vice President, Merchandise Manager at Foot Locker and Lady Foot Locker.

  Arthur H. Miller has served as our Executive Vice President and General Counsel since September 1999. From January 1988 to September 1999, Mr. Miller was a partner in the corporate department of Blank Rome Comisky & McCauley LLP, a law firm based in Philadelphia, Pennsylvania. Mr. Miller joined Blank Rome in April 1983.

  Mark S. Reese has served as our Executive Vice President and Chief Operating Officer since May 2000. From February 1999 to May 2000, Mr. Reese served as Chief eCommerce Officer of Toysmart.com, an e-tailer of family products. While at Toysmart.com, Mr. Reese was responsible for the leadership and management of the Internet production, merchandising, fulfillment, customer care, research, and online content groups. From December 1997 to February 1999, Mr. Reese was a Senior Manager with Andersen Consulting's Strategic Services practice group, where he led strategic e-commerce initiatives for Fortune 50 companies. From December 1993 to December 1997, Mr. Reese was a Managing Associate at CSC Index, a consulting company.

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

  Steven C. Davis has served as our Senior Vice President, Marketing since January 2000. From June 1996 to January 2000, Mr. Davis held a number of management positions at Just for Feet, Inc., a specialty sporting goods retailer based in Birmingham, Alabama. Most recently, Mr. Davis was Vice President of Marketing and previously he served as Director of Marketing and Director of Special Projects. From September 1994 to June 1996, Mr. Davis was enrolled at the University of Pennsylvania's Wharton School of Business where he received an MBA. From January 1990 to September 1994, Mr. Davis was Manager of Park Operations for Anheuser Busch Theme Parks, Inc.

  Glenn P. Walls has served as our Senior Vice President, Merchandising since September 2000. From June 1995 to August 2000, Mr. Walls was Divisional Merchandise Manager for Dick's Sporting Goods, a 95-store sporting goods retailer based in Pittsburgh, Pennsylvania. From August 1992 to June 1995, he was Director of Sales for Lillis Agency, where he represented athletic footwear and sporting goods sales for 10 leading sporting goods manufacturers. From June 1990 to August 1992, Mr. Walls was Senior Buyer, Athletics for Endicott Johnson Retail, overseeing buying for the 210 Endicott Johnson Family stores and the 160 Father & Son shoe stores. From January 1986 to April 1990, Mr. Walls was an executive at Dick's Sporting Goods, serving as Men's Apparel Buyer and Team Sports/Exercise Buyer.

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Price of and Dividends on Common Stock

  Effective June 16, 1998, we were approved for inclusion on the Nasdaq SmallCap Market, and effective May 3, 1999 we were approved for inclusion on the Nasdaq National Market. As of March 20, 2001, we had approximately 2,100 shareholders of record.

  For the periods presented from January 1, 1999 to April 30, 1999, the following table sets forth the high and low sales prices per share of our common stock as reported on the Nasdaq SmallCap Market. For the periods presented from and after May 3, 1999, the table below sets forth the high and low sales prices as reported on the Nasdaq National Market. The prices shown do not include retail markups, markdowns or commissions.

                                                                    Prices
                                                                ---------------
                                                                 High     Low
                                                                ------- -------
Fiscal Year Ended January 1, 2000
  First Quarter................................................ $17.375 $  7.00
  Second Quarter............................................... $36.875 $ 12.00
  Third Quarter................................................ $25.125 $ 14.50
  Fourth Quarter............................................... $ 25.25 $ 12.00
Fiscal Year Ended December 30, 2000
  First Quarter................................................ $23.375 $ 14.00
  Second Quarter............................................... $ 15.00 $4.3125
  Third Quarter................................................ $  9.00 $6.8125
  Fourth Quarter............................................... $9.9375 $  4.00

  We have never declared or paid a cash dividend on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, do not anticipate declaring or paying any cash dividends on our common stock for the foreseeable future.

Recent Sales of Unregistered Securities

  On October 22, 2000, we issued a warrant to The Sports Authority to purchase 50,000 shares of our common stock at an exercise price of $7.75 per share. The warrant was issued to The Sports Authority in connection with certain of our obligations under the agreements pursuant to which we operate The Sports Authority's e-commerce sporting goods business. The issuance of the warrant was exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 6: SELECTED FINANCIAL DATA.

  The following tables present portions of our financial statements and are not complete. You should read the following selected consolidated financial data together with our consolidated financial statements and related notes to our financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected statements of operations data for the years ended December 31, 1998, January 1, 2000 and December 30, 2000 and the balance sheet data as of January 1, 2000 and December 30, 2000 are derived from our consolidated financial statements that have been audited by Deloitte & Touche LLP, independent auditors, included elsewhere in this Annual Report on Form 10-K. The selected statement of operations data for the year ended December 31, 1996 and 1997 and the balance sheet data as of December 31, 1996, 1997 and 1998 are derived from our audited consolidated statements that are not included in this Annual Report on Form 10-K.

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

                                                     Fiscal Year Fiscal Year
                          Year Ended December 31,       Ended       Ended
                          -------------------------  January 1,  December 30,
                           1996     1997     1998       2000         2000
                          -------  -------  -------  ----------- ------------
                               (in thousands, except per share data)
STATEMENT OF OPERATIONS
 DATA:
Net revenues............  $   --   $   --   $   --    $  5,511     $ 42,808
Cost of revenues........      --       --       --       3,817       29,567
                          -------  -------  -------   --------     --------
 Gross profit...........      --       --       --       1,694       13,241
Operating expenses:
 Sales and marketing....      --       --       --      11,609       37,730
 Product development....      --       --       --       6,933        7,292
 General and
  administrative........    2,853    2,389    2,736      8,914        8,730
 Stock-based
  compensation..........      --       --       150      2,655        4,983
 Depreciation and
  amortization..........      321      357      567        728        8,074
                          -------  -------  -------   --------     --------
    Total operating
     expenses...........    2,853    2,389    3,453     30,839       66,809
                          -------  -------  -------   --------     --------
Other (income) expenses:
 Interest expense.......    1,152    2,013    2,367        313          407
 Interest income........      --       --       --        (774)      (1,815)
 Other, net.............      --       --       --          (2)         --
                          -------  -------  -------   --------     --------
                            1,152    2,013    2,367       (463)      (1,408)
Loss from continuing
 operations before
 income taxes...........   (4,005)  (4,402)  (5,820)   (28,682)     (52,160)
Benefit from income
 taxes..................      --       --     1,979      2,222          --
                          -------  -------  -------   --------     --------
Loss from continuing
 operations.............   (4,005)  (4,402)  (3,841)   (26,460)     (52,160)
Discontinued operations:
 Income from
  discontinued
  operations............    3,261      247    9,665        550          --
 Loss on disposition of
  discontinued
  operations............      --       --       --     (17,337)      (5,850)
                          -------  -------  -------   --------     --------
    Net income (loss)...  $  (744) $(4,155) $ 5,824   $(43,247)    $(58,010)
                          =======  =======  =======   ========     ========
Earnings (losses) per
 share--basic and
 diluted(/1/):
 Loss from continuing
  operations............  $ (1.56) $ (1.47) $  (.34)  $  (1.78)    $  (2.37)
 Income from
  discontinued
  operations............     1.27      .08      .85        .04          --
 Loss on disposition of
  discontinued
  operations............      --       --       --       (1.17)       (0.27)
                          -------  -------  -------   --------     --------
    Net income (loss)...  $  (.29) $ (1.39) $   .51   $  (2.91)    $  (2.64)
                          =======  =======  =======   ========     ========
Weighted average common
 shares
 outstanding(/1/):
 Basic and diluted......    2,568    2,996   11,379     14,874       22,028
                          =======  =======  =======   ========     ========
Number of common shares
 outstanding(/1/).......    2,832   10,418   11,925     18,475       31,925
                          =======  =======  =======   ========     ========
BALANCE SHEET DATA:
Net assets of
 discontinued
 operations.............  $11,797  $24,129  $41,128   $ 18,381     $    --
Total assets............   16,435   28,043   45,053     82,736      160,173
Total long-term debt....    5,905   20,975   20,993      2,040        5,750
Working capital.........    2,022   19,748   34,846     40,557       80,805
Stockholders' equity
 (deficiency)...........     (552)   2,157   17,094     59,309      116,300

--------
(/1/All)share and per share amounts give effect to the December 15, 1997 1-for-20 reverse stock split as if it had occurred for all periods presented.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

  The following discussion and analysis contains forward-looking statements relating to our operations that are based on management's current expectations, estimates and projections about us and the e-commerce industry. These forward-looking statements are based on current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. The statements in this Annual Report on Form 10-K are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, the stock market and the sporting goods industry generally, changes affecting the Internet and e-commerce, our ability to maintain relationships with strategic partners and suppliers, our ability to timely and successfully develop, maintain and protect our technology and product and service offerings and execute operationally, our ability to attract and retain qualified personnel and our ability to successfully integrate our recent acquisition of Fogdog, Inc. More information about potential factors that could affect us are described under the heading "Risk Factors." We expressly disclaim any intent or obligation to update these forward-looking statements.

Overview

  We develop and operate e-commerce sporting goods businesses for traditional sporting goods retailers, general merchandise retailers, Internet companies and media companies generally under exclusive agreements. We enable our partners to capitalize on their existing brand assets to exploit online opportunities in the sporting goods retail industry. We customize the design of a partner's Web site with a broad range of characteristics that includes a differentiated user interface, partner-specific content pages, an extensive electronic catalog of product descriptions and images, a searchable database and interactive communication tools. We currently derive virtually all of our revenues from the sale of sporting goods through our partners' Web sites, direct marketing, business to business group sales, 800-number sales and related outbound shipping charges.

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

  On June 10, 1999, in order to finance our e-commerce business, we agreed to sell to SOFTBANK 6,153,850 shares of common stock at a price of $13.00 per share for an aggregate purchase price of approximately $80.0 million. The purchase price reflected the closing price of our common stock on May 26, 1999, the day prior to the date we and SOFTBANK agreed in principle to the transaction. The sale of these shares was completed on July 23, 1999.

  On September 24, 1999, in furtherance of our plan to sell our historical businesses, we entered into an agreement, as amended on March 13, 2000, to sell our Off-Price and Action Sports division for a cash payment at closing of $13.2 million and the assumption by the purchaser of $4.0 million in indebtedness. The sale of this division was completed on May 26, 2000. On December 29, 1999, we sold substantially all of the assets of our Branded division, other than accounts receivable of approximately $6.6 million, for a cash payment of approximately $10.4 million. During fiscal 1999 and 2000, we recognized an aggregate loss of approximately $23.2 million related to the disposition of these divisions. Included in accounts payable and accrued expenses at December 30, 2000 is approximately $2.2 million related to certain remaining obligations of the discontinued operations.

  On April 27, 2000, in order to continue financing our e-commerce operations, we agreed to sell to funds affiliated with SOFTBANK 2,500,000 shares of common stock and to Rustic Canyon Ventures, L.P. (f/k/a TMCT Ventures, L.P.), or TMCT, 625,000 shares of common stock at a price of $8.00 per share for an aggregate purchase price of $25.0 million. The sale of these shares was completed on May 1, 2000. In addition, as part of this financing, we issued to SOFTBANK warrants to purchase 1,250,000 shares of common stock and to TMCT warrants to purchase 312,500 shares of common stock. These warrants have a three-year term and an exercise price of $10.00 per share.

  On September 13, 2000, we agreed to sell to Interactive Technology Holdings, LLC, a joint venture company formed by Comcast Corporation and QVC, Inc., or ITH, 5,000,000 shares of common stock at $8.15 per share for an aggregate purchase price of $40.8 million. In addition, ITH agreed to purchase, for approximately $563,000, warrants to purchase an additional 4,500,000 shares of common stock, at prices ranging from $8.15 to $10.00 per share. This investment was completed through two separate closings. On September 13, 2000, ITH invested $14.9 million and on October 5, 2000, ITH invested $26.4 million.

Financial Presentation

  We did not launch our partners' Web sites and begin generating revenues from our e-commerce business until the fourth quarter of fiscal 1999. As a result, our historical financial statements prior to the fourth quarter of fiscal 1999 are of limited use in making an investment decision because they principally reflect our discontinued operations. Our financial statements for periods prior to the fourth quarter of fiscal 1999 reflect only certain operating expenses related to our continuing operations. Our financial statements for the fourth quarter of fiscal 1999 and forward reflect our e-commerce business. These latter financial statements present:

  . net revenues, which are derived from sales of sporting goods through our partners' Web sites, direct marketing, business to business group sales and 800-number sales, and related outbound shipping charges, net of returns and discounts. Net revenues are also derived from fees earned in connection with marketing. Net revenues are recorded as these fees are earned.

  . cost of revenues, which include the cost of products sold and inbound freight related to these products, as well as outbound shipping and handling costs, other than those related to promotional free shipping and subsidized shipping and handling which are included in sales and marketing expense.

  . sales and marketing expenses, which include advertising and promotional expenses, including promotional free shipping and subsidized shipping and handling costs, distribution facility expenses, customer service costs, merchandising costs and payroll and related expenses. These expenses also include partner revenue shares, which are payments made to our partners in exchange for the use of their brands, the promotion of the URLs and partners' Web sites in their marketing and communication materials, the implementation of programs to provide incentives to our partners' in-store customers to shop online and other programs and services provided to the customers of our partners' Web sites.

  . product development expenses, which consist primarily of expenses associated with planning, maintaining and operating our partners' Web sites and payroll and related expenses for engineering, production, creative and management information systems.

  . general and administrative expenses, which consist primarily of payroll and related expenses associated with executive, finance, human resources, legal and administrative personnel, as well as occupancy costs for our headquarters.

  . stock-based compensation expense, which consists of the amortization of deferred compensation expense for options granted to employees and certain non-employees and the value of the options or warrants granted to certain partners and investors for services.

  . depreciation and amortization expenses, which relate primarily to the depreciation of our corporate headquarters, the depreciation of the capitalized costs for our technology, hardware and software, and the depreciation of improvements, furniture and fixtures at our corporate headquarters and our fulfillment center.

  . interest, which consists of interest income earned on cash, cash equivalents and short term investments, net of interest expense paid primarily in connection with the mortgage on our corporate headquarters and interest expense on capital leases.

Results of Operations

 Comparison of Fiscal 2000 and 1999

  Net Revenues. Net revenues increased $37.3 million from $5.5 million in fiscal 1999 to $42.8 million in fiscal 2000 principally due to the fact that fiscal 1999 results reflected only two months of sales activity compared to twelve months in fiscal 2000, increased sales from Web sites operated in both periods, and the addition of new sites in fiscal 2000. In fiscal 1999, we operated www.dunhamssports.com, www.mcsports.com, www.sportchalet.com, www.theathletesfoot.com, www.thesportsauthority.com, and store.webmd.com., while in fiscal 2000, we also operated store.foxsports.com and www.oshmans.com and we provided fulfillment services for www.bluelight.com, www.buy.com, www.fogdog.com and www.iqvc.com. Net revenues included $8.4 million in fiscal 2000 from sales of one of our vendor's products primarily through direct marketing in addition to Web site and other 800-number sales. We do not anticipate revenues from direct marketing efforts to be significant in fiscal 2001.

  Cost of Revenues. We incurred cost of revenues from continuing operations of $29.6 million for fiscal 2000 and $3.8 million for fiscal 1999. As a percentage of net revenues, cost of revenues from continuing operations was 69.1% for fiscal 2000 and 69.3% for fiscal 1999.

  Gross Profit. We had gross profit from continuing operations of $13.2 million for fiscal 2000 and $1.7 million for fiscal 1999. As a percentage of net revenues, gross profit from continuing operations was 30.9% for fiscal 2000 and 30.7% for fiscal 1999.

  Sales & Marketing Expenses. We incurred sales and marketing expenses from continuing operations of $37.7 million for fiscal 2000 and $11.6 million for fiscal 1999 for an increase of $26.1 million. The increase in sales and marketing expenses for fiscal 2000 compared to fiscal 1999 was primarily the result of increased personnel, fulfillment and marketing costs in fiscal 2000 due to the fact that we did not yet begin operating our e-commerce businesses until the fourth quarter of fiscal 1999. In addition, during the third quarter of fiscal 2000 we incurred certain costs associated with the fulfillment of orders from two distribution centers. Beginning in October 2000, we consolidated our fulfillment operations into one distribution center operated by us. Accordingly, beginning in the fourth quarter of 2000, sales and marketing expenses reflected this consolidation. Partner revenue shares were not significant in fiscal 2000 or fiscal 1999.

  Product Development Expenses. We incurred product development expenses from continuing operations of $7.3 million for fiscal 2000 and $6.9 million for fiscal 1999. The increase in product development expenses for fiscal 2000 compared to fiscal 1999 was primarily the result of the increased number of Web sites that we operated and maintained, and increased support costs associated with our management information systems.

  General and Administrative Expenses. We incurred general and administrative expenses from continuing operations of $8.7 million for fiscal 2000 and $8.9 million for fiscal 1999. The decrease in general and administrative expenses for fiscal 2000 compared to fiscal 1999 was primarily due to non-recurring costs incurred in fiscal 1999 that were related to the re-structuring of operations to focus on our e-commerce business.

  Stock-Based Compensation Expense. We recorded stock-based compensation from continuing operations of $5.0 million for fiscal 2000 and $2.7 million for fiscal 1999. The increase in stock-based compensation in fiscal 2000 compared to fiscal 1999 was the result of charges associated with the sales of warrants to investors, and the issuance of stock options to certain of our employees, offset by lower charges related to warrants issued to our partners. As of December 30, 2000, we had an aggregate of $2.6 million of deferred compensation remaining to be amortized.

  Depreciation and Amortization Expenses. We incurred depreciation and amortization expense of $8.1 million for fiscal 2000 and $728,000 for fiscal 1999. The increase in these expenses in fiscal 2000 as compared with fiscal 1999 reflects the depreciation related to our corporate headquarters, our fulfillment center, and assets purchased to build, manage and operate the e-commerce business.

  Interest (Income) Expense. We had interest income of $1.8 million and interest expense of $407,000 for fiscal 2000 compared to interest income of $774,000 and interest expense of $313,000 for fiscal 1999. Interest income in fiscal 2000 and fiscal 1999 consisted of interest earned on cash, cash equivalents and short-term investments. Interest expense in fiscal 2000 related primarily to a mortgage note on our corporate headquarters. Interest expense in fiscal 1999 related primarily to bank borrowings.

  Income Taxes. Since the sales of our Branded and Off-Price and Action Sports Divisions, we have not generated taxable income. Net operating losses generated have been carried back to offset income taxes paid in prior years. The remaining net operating losses will be carried forward. Any otherwise recognizable deferred tax assets have been offset by a valuation allowance for the net operating loss carryforwards.

 Comparison of Fiscal 1999 and 1998

  Net Revenues. We had net revenues from continuing operations of $5.5 million for fiscal 1999 and no net revenues from continuing operations for fiscal 1998. In fiscal 1999, we operated www.dunhamssports.com, www.mcsports.com, www.sportchalet.com, www.theathletesfoot.com, www.thesportsauthority.com, and store.webmd.com. We derived $2.8 million of our total net revenues from WebMD through the sale of product to support the launch of the WebMD Sports & Fitness Store, store.webmd.com. This product was sold to WebMD in connection with a one-time promotion in which WebMD distributed the products to its physician subscribers to promote the launch of the WebMD Sports & Fitness Store. We derived no net revenues from continuing operations for any period prior to November 1999 as we did not operate any Web sites during those periods.

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

  Sales and Marketing Expenses. We incurred sales and marketing expenses from continuing operations of $11.6 million for fiscal 1999 and no sales and marketing expenses from continuing operations for fiscal 1998. Partner revenue shares included in this amount were not significant in fiscal 1999.

  Product Development Expenses. We incurred product development expenses from continuing operations of $6.9 million for fiscal 1999 and no product development expenses from continuing operations for fiscal 1998. A meaningful portion of our product development expenses in fiscal 1999 was paid to third parties.

  General and Administrative Expenses. We incurred general and administrative expenses from continuing operations of $8.9 million for fiscal 1999 and $2.7 million for fiscal 1998. While our continuing operations were not in existence in fiscal 1998, the recorded expenses reflect costs for personnel, facilities and professional fees that are currently associated with our continuing operations.

  Stock-Based Compensation Expense. We recorded stock-based compensation expense from continuing operations of $2.7 million for fiscal 1999 and $150,000 for fiscal 1998. Of the $2.7 million of stock-based compensation expense for fiscal 1999, $1.9 million related to warrants granted to our partners, $555,000 related to options or warrants granted to non-employees and $218,000 related to options granted to employees. The $150,000 of stock-based compensation expense for fiscal 1998 related to warrants granted to non-employees. As of January 1, 2000, we had an aggregate of $1.6 million of deferred compensation remaining to be amortized.

  Depreciation and Amortization Expenses. We incurred depreciation and amortization expense of $728,000 for fiscal 1999 and $567,000 for fiscal 1998. The increase in these expenses in fiscal 1999 as compared with fiscal 1998 reflects the depreciation related to assets purchased to build, manage, and operate the e-commerce business.

  Interest. In fiscal 1999, we had interest income of $463,000, net of interest expense. In fiscal 1998, we had $2.4 million of interest expense, net of interest income.

Liquidity and Capital Resources

  Historically, we financed our discontinued operations through a combination of internally generated funds, equity financings, subordinated borrowings and bank credit facilities. We used our bank credit facilities to fund our investment in accounts receivable and inventory necessary to support our historical businesses.

  In connection with our decision to focus on our e-commerce business, we raised approximately $80.0 million in gross proceeds through an equity financing with SOFTBANK in July 1999. We used part of the proceeds from this financing to repay the balance on our then outstanding lines of credit, reduce trade payables and provide operating capital related to our historical businesses. We also used part of the proceeds to acquire property and equipment and fund the working capital needs of our e-commerce business. As of December 30, 2000, we had cash and cash equivalents of approximately $92.0 million and working capital of approximately $80.8 million.

  On April 20, 2000, we received approximately $5.3 million in gross proceeds through a mortgage financing of our corporate headquarters.

  On April 27, 2000, we raised approximately $25.0 million in gross proceeds through an equity financing with Softbank and TMCT. On September 13, 2000, we raised $14.9 million in gross proceeds and on October 5, 2000, we raised $26.4 million in gross proceeds, through an equity financing with ITH. See "Company Background" section above. We used the proceeds of these financings for additional working capital needs and general business purposes, including the acquisition of property and equipment required to operate our e-commerce business.

  We have incurred substantial costs to develop our e-commerce business and to recruit, train and compensate personnel for our creative, engineering, marketing, merchandising, customer service, management information systems and administration departments. As a result, we incurred substantial losses in fiscal 1999 and fiscal 2000. As of December 30, 2000, we had an accumulated deficit of $101.1 million. In order to expand our e-commerce business, we intend to invest in operations, Web site development, merchandising and additional personnel in certain areas of the business. In addition, during fiscal 2000, we invested in the required technology, equipment and personnel to make our Kentucky distribution center fully operational. Based on these factors, we can expect to continue to incur operating losses for the foreseeable future.

  We used approximately $38.2 million in net cash for operating activities of continuing operations during fiscal 2000 and approximately $22.2 million in net cash for operating activities of continuing operations during fiscal 1999. Net cash used for operating activities of continuing operations during fiscal 2000 was primarily the result of net losses from continuing operations and changes in accounts receivable, inventory, prepaid expenses and other current assets, offset, in part, by changes in refundable income taxes, deferred revenue, accounts payable and accrued expenses, stock based compensation expense, and depreciation and amortization. Net cash used for operating activities of continuing operations during fiscal 1999 was primarily the result of net losses from continuing operations and changes in accounts receivable, inventory, prepaid expenses and other current assets, refundable income taxes and income taxes payable, partially offset by accounts payable and accrued expenses, deferred revenue, stock based compensation expense, and depreciation and amortization.

  Our investing activities during fiscal 2000 consisted of purchases of property and equipment. We made capital expenditures of approximately $13.7 million during fiscal 2000. Also, during fiscal 2000, we received $13.2 million in cash proceeds from the sale our Off-Price and Action Sports division and $35.7 million in net cash received from the acquisition of Fogdog. During fiscal 1999, our investing activities consisted of purchases of property and equipment of $18.4 million. In addition, we received $10.3 million in cash proceeds from the sale of our Branded division during 1999.

  As of December 30, 2000, we had commitments of approximately $1.0 million relating to the implementation of advertising and promotion programs.

  To date, we have financed our e-commerce operations primarily from the sale of equity securities. Management expects that our current cash and the collection of accounts receivable will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our revenues must increase significantly to internally fund our anticipated operating expenses. If cash flows are insufficient to fund these expenses, we may need to raise additional funds in future periods through public or private financings or other arrangements to fund our operations until we achieve profitability. Failure to raise future capital when needed could seriously harm our business and operating results. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in institutional Money Market accounts, certificates of deposit and debt instruments of high-quality corporate issuers. In order to minimize risk and credit exposure, we invest in institutional Money Market accounts with three financial institutions. We protect and preserve our invested funds by limiting default, market and reinvestment risk.

  Investments in both fixed rate and floating rate interest earning-instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or it may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

Our long-term debt consists of a $5.3 million mortgage note on our corporate headquarters. The interest rate on the note is fixed at 8.49% per annum over the ten year term of the note.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  Our financial statements, supplementary data and related documents that are included in this Annual Report on Form 10-K are listed in Item 14(a), Part IV, of this Report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                   PART III

  This Part incorporates certain information from our definitive proxy statement for our 2001 Annual Meeting of Shareholders (the "2001 Proxy Statement") to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K. Notwithstanding such incorporation, the sections of our 2001 Proxy Statement entitled "Report of the Compensation Committee" and "Performance Graph" shall not be deemed to be "filed" as part of this Report.

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information concerning our directors is incorporated by reference to our 2001 Proxy Statement including but necessarily limited to the sections of the 2001 Proxy Statement entitled "Proposal 1--Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

  Information concerning our executive officers who are not also directors is included in Item 4.1, Part I, of this Annual Report on Form 10-K.

ITEM 11: EXECUTIVE COMPENSATION

  This information is incorporated by reference to our 2001 Proxy Statement including but necessarily limited to the section of the 2001 Proxy Statement entitled "Executive Compensation."

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  This information is incorporated by reference to our 2001 Proxy Statement including but necessarily limited to the section of the 2001 Proxy Statement entitled "Principal Shareholders."

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  This information is incorporated by reference to our 2001 Proxy Statement including but necessarily limited to the section of the 2001 Proxy Statement entitled "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1. CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----
   Report of Independent Auditors--Deloitte & Touche LLP                 F-1
   Consolidated Balance Sheets as of January 1, 2000 and December 30,
    2000                                                                 F-2
   Consolidated Statements of Operations for the Fiscal Years Ended
    December 31, 1998, January 1, 2000 and December 30, 2000             F-3
   Consolidated Statements of Stockholders' Equity for the Fiscal Years
    Ended December 31, 1998, January 1, 2000 and December 30, 2000       F-4
   Consolidated Statements of Cash Flows for the Fiscal Years Ended
    December 31, 1998, January 1, 2000 and December 30, 2000             F-5
   Notes to Consolidated Financial Statements                            F-6

2. FINANCIAL STATEMENT SCHEDULES

  All schedules have been omitted since the required information is included in the financial statements or the notes thereto or is not applicable or required.

3. EXHIBITS

  2.1(/1/)    Asset Purchase Agreement, dated December 29, 1999, among American
               Sporting Goods Corporation and RYKA Inc., KPR Sports
               International, Inc., G.S.I., Inc., Apex Sports International,
               Inc. and the Company.
  2.2(/2/)    Acquisition Agreement, dated September 24, 1999, as amended, among the Company, Gen-X Acquisition (U.S.), Inc., Gen-X
               Acquisition (Canada) Inc., DMJ Financial, Inc., James J. Salter
               and Kenneth J. Finkelstein.
  3.1(/3/)    Amended and Restated Certificate of Incorporation of the Company
               filed with the Secretary of State of the State of Delaware on
               December 15, 1997.
  3.2(/4/)    The Company's Bylaws, as amended.
  4.1         Specimen of Common Stock Certificate.
 10.1(/5/)*   1987 Stock Option Plan.
 10.2(/6/)*   1988 Stock Option Plan.
 10.3(/7/)*   1990 Stock Option Plan.
 10.4(/8/)*   1992 Stock Option Plan.
 10.5(/9/)*   1993 Stock Option Plan.
 10.6(/10/)*  1995 Stock Option Plan.
 10.7(/11/)*  1995 Non-Employee Directors' Stock Option Plan.
 10.8*        1996 Equity Incentive Plan (amended and restated).
 10.9(/12/)*  Deferred Profit Sharing Plan and Trust.
 10.10(/13/)* 2000 Employee Stock Purchase Plan.
 10.11(/14/)* Employment Agreement dated September 25, 1996 by and between the
               Company and Michael G. Rubin.
 10.12(/14/)* First Amendment to the Employment Agreement dated September 25,
               1996 by and between the Company and Michael G. Rubin.
 10.13(/15/)* Employment Agreement dated February 24, 1999 by and between the
               Company and Michael R. Conn.
 10.14(/16/)* Employment Agreement dated August 9, 1999 by and between the
               Company and Arthur H. Miller.
 10.15(/17/)* Employment Agreement dated January 10, 2000 by and between the
               Company and Steven Davis.
 10.16(/17/)* Employment Agreement dated February 9, 2000 by and between the
               Company and Jordan M. Copland.
 10.17*       Employment Agreement dated May 30, 2000 by and between the
               Company and Mark Reese.
 10.18(/10/)  Registration Rights Agreement by and between the Company and MR
               Acquisitions, Inc.
 10.19(/16/)  Agreement of Sale dated July 27, 1999 by and between the Company and IL First Avenue Associates L.P. for acquisition of property at 1075 First Avenue, King of Prussia, PA.
 10.20(/18/)+ E-Commerce Venture Agreement dated May 7, 1999 by and between GSI and The Sports Authority, Inc. ("TSA").
 10.21(/18/)+ Amendment No. 1 to the E-Commerce Venture Agreement dated May 14,
               1999 by and between GSI and TSA.
 10.22(/18/)+ License Agreement dated May 14, 1999 by and among TSA, The Sports
               Authority Michigan, Inc. and TheSportsAuthority.com, Inc.
               ("TSA.com").
 10.23(/19/)+ E-Commerce Services Agreement dated May 14, 1999 by and between
               GSI and TSA.com.
 10.24(/19/)+ E-Commerce Agreement dated May 14, 1999 by and among TSA and
               TSA.com.
 10.25(/20/)  Agreement dated May 14, 1999, by and between TSA and the Company.
 10.26(/21/)+ E-Commerce Management Agreement dated December 30, 1999 by and between GSI and Oshman's Sporting Goods, Inc.-Services.
 21.1         List of Subsidiaries.
 23.1         Consent of Independent Auditors.

--------
*  Management contract or compensatory plan or arrangement.
+ Confidential treatment has been requested as to certain portions of this exhibit. The omitted portions have been separately filed with the Securities and Exchange Commission.

 (/1/) Incorporated by reference to the Company's Current Report on Form 8-K dated January 13, 2000.
 (/2/) Incorporated by reference to the Company's Quarterly Report on Form 10-
       Q/A for the nine-month period ended September 30, 1999, filed March 21, 2000
 (/3/) Incorporated by reference to the Company's Definitive Proxy Materials filed November 12, 1997.
 (/4/) Incorporated by reference to the Company's Registration Statement No.
       33-33754.
 (/5/) Incorporated by reference to the Company's Registration Statement No.
       33-19754-B.
 (/6/) Incorporated by reference to the Company's Registration Statement No.
       33-27501.
 (/7/) Incorporated by reference to the Company's Quarterly Report on Form 10-
       Q for the nine-month period ended September 30, 1990.
 (/8/) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.
 (/9/) Incorporated by reference to the Company's Form S-8 Registration
       Statement filed on January 3, 1994.
(/10/) Incorporated by reference to the Company's Current Report on Form 8-K dated July 31, 1995.
(/11/) Incorporated by reference to the Company's Proxy Statement filed on October 13, 1995 in connection with the 1995 Special Meeting in lieu of Annual Meeting held on November 15, 1995.
(/12/) Incorporated by reference to the Company's Quarterly Report on Form 10-
       Q for the three-month period ended March 31, 1998.
(/13/) Incorporated by reference to the Company's Preliminary Proxy Statement filed on March 22, 2000 in connection with the 2000 Annual Meeting. (/14/) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
(/15/) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
(/16/) Incorporated by reference to the Company's Quarterly Report on Form 10-
       Q for the nine-month period ended September 30, 1999.
(/17/) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 filed March 30, 2000.
(/18/) Incorporated by reference to Amendment No. 1 to the Company's Current
       Report on Form 8-K/A filed April 21, 2000.
(/19/) Incorporated by reference to Amendment No. 2 to the Company's Current
       Report on Form 8-K/A filed April 26, 2000.
(/20/) Incorporated by reference to Company's Current Report on Form 8-K filed
       December 28, 1999.
(/21/) Incorporated by reference to the Company's Annual Report on Form 10-K/A for the fiscal year ended January 1, 2000 filed April 26, 2000.

(b) REPORTS ON FORM 8-K

  The Company filed a Current Report on Form 8-K on October 31, 2000 reporting that the Company entered into a merger agreement to acquire all of the outstanding shares of Fogdog, Inc.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf on the date indicated by the undersigned thereunto duly authorized.

Date: March 28, 2001                      GLOBAL SPORTS, INC.

                                                  /s/ Michael G. Rubin
                                          By: _________________________________
                                                     Michael G. Rubin,
                                               Chairman, President and Chief
                                                     Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                         Capacity                 Date
              ---------                         --------                 ----

       /s/ Michael G. Rubin            Chairman, President and      March 28, 2001
______________________________________  Chief Executive Officer
           Michael G. Rubin             (principal executive
                                        officer)

      /s/ Jordan M. Copland            Executive Vice President     March 28, 2001
______________________________________  and Chief Financial
          Jordan M. Copland             Officer (principal
                                        financial officer and
                                        principal accounting
                                        officer)

     /s/ Kenneth J. Adelberg           Director                     March 28, 2001
______________________________________
         Kenneth J. Adelberg

       /s/ Ronald D. Fisher            Director                     March 28, 2001
______________________________________
           Ronald D. Fisher

         /s/ Harvey Lamm               Director                     March 28, 2001
______________________________________
             Harvey Lamm

        /s/ Charles R. Lax             Director                     March 28, 2001
______________________________________
            Charles R. Lax

        /s/ Mark S. Menell             Director                     March 28, 2001
______________________________________
            Mark S. Menell

      /s/ Jeffrey F. Rayport           Director                     March 28, 2001
______________________________________
        Dr. Jeffrey F. Rayport

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Global Sports, Inc.

  We have audited the accompanying consolidated balance sheets of Global Sports, Inc. and subsidiaries (the "Company") as of January 1, 2000 and December 30, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2000 and December 30, 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

      /s/ Deloitte & Touche LLP
_____________________________________
        Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 23, 2001

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                        January 1, December 30,
                                                           2000        2000
                                                        ---------- ------------
                        ASSETS
Current assets:
  Cash and cash equivalents............................  $ 27,345   $  92,012
  Short term investments...............................       --        1,789
  Accounts receivable, net of allowance of $82 and
   $287, respectively..................................     2,738       4,440
  Inventory............................................    10,697      19,202
  Prepaid expenses and other current assets............     1,445       1,485
  Refundable income taxes..............................     1,338         --
  Net assets of discontinued operations................    18,381         --
                                                         --------   ---------
    Total current assets...............................    61,944     118,928
Property and equipment, net............................    20,682      26,424
Goodwill...............................................       --       14,363
Other assets, net......................................       110         458
                                                         --------   ---------
    Total assets.......................................  $ 82,736   $ 160,173
                                                         ========   =========


         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................  $ 15,763   $  20,214
  Accrued advertising, promotion and other expenses....     4,978      16,272
  Deferred revenue.....................................       505       1,317
  Current portion--note payable........................       --           35
  Current portion--capital lease obligations...........       141         285
                                                         --------   ---------
    Total current liabilities..........................    21,387      38,123
Note payable...........................................       --        5,247
Capital lease obligations..............................     2,040         503
Mandatorily redeemable preferred stock.................       --          --

Commitments and contingencies..........................       --          --

Stockholders' equity:
  Preferred stock, Series A, $0.01 par value, 1,000,000
   shares authorized as of January 1, 2000 and December
   30, 2000; 8,000 and 800 shares issued as mandatorily
   redeemable preferred stock and outstanding, as of
   January 1, 2000 and December 30, 2000,
   respectively........................................       --          --
  Common stock, $0.01 par value, 60,000,000 shares
   authorized as of January 1, 2000 and December 30,
   2000; 19,544,249 and 31,925,098 shares issued as of
   January 1, 2000 and December 30, 2000, respectively;
   18,475,163 and 31,925,098 shares outstanding as of
   January 1, 2000 and December 30, 2000,
   respectively........................................       195         319
  Additional paid in capital...........................   102,461     217,124
  Accumulated deficit..................................   (43,133)   (101,143)
                                                         --------   ---------
                                                           59,523     116,300
  Less: Treasury stock, at cost........................       214         --
                                                         --------   ---------
    Total stockholders' equity.........................    59,309     116,300
                                                         --------   ---------
    Total liabilities and stockholders' equity.........  $ 82,736   $ 160,173
                                                         ========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                    Fiscal Year Ended
                                           ------------------------------------
                                           December 31, January 1, December 30,
                                               1998        2000        2000
                                           ------------ ---------- ------------
Net revenues..............................   $   --      $  5,511    $ 42,808
Cost of revenues..........................       --         3,817      29,567
                                             -------     --------    --------
  Gross profit............................       --         1,694      13,241
                                             -------     --------    --------
Operating expenses:
  Sales and marketing.....................       --        11,609      37,730
  Product development.....................       --         6,933       7,292
  General and administrative..............     2,736        8,914       8,730
  Stock-based compensation................       150        2,655       4,983
  Depreciation and amortization...........       567          728       8,074
                                             -------     --------    --------
    Total operating expenses..............     3,453       30,839      66,809
Other (income) expense:
  Interest expense........................     2,367          313         407
  Interest income.........................       --          (774)     (1,815)
  Other, net..............................       --            (2)        --
                                             -------     --------    --------
    Total other (income) expense..........     2,367         (463)     (1,408)
Loss from continuing operations before
 income taxes.............................    (5,820)     (28,682)    (52,160)
Benefit from income taxes.................     1,979        2,222         --
                                             -------     --------    --------
Loss from continuing operations...........    (3,841)     (26,460)    (52,160)
Discontinued operations:
  Income from discontinued operations (net
   of income tax provision (benefit) of
   $3,880, $(583), and $0 in 1998, 1999,
   and 2000, respectively)................     9,665          550         --
  Loss on disposition of discontinued
   operations (net of income tax provision
   of $0, $2,160 and $0 in 1998, 1999 and
   2000, respectively)....................       --       (17,337)     (5,850)
                                             -------     --------    --------
Net income (loss).........................   $ 5,824     $(43,247)   $(58,010)
                                             =======     ========    ========
Earnings (losses) per share:
  Basic and diluted--
    Loss from continuing operations.......   $ (0.34)    $  (1.78)   $  (2.37)
    Income from discontinued operations...      0.85         0.04         --
    Loss on disposition of discontinued
     operations...........................       --         (1.17)      (0.27)
                                             -------     --------    --------
    Net income (loss).....................   $  0.51     $  (2.91)   $  (2.64)
                                             =======     ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                           Common Stock                                                       Treasury Stock
                          ---------------                                                     ---------------
                                                       Retained                  Accumulated
                                          Additional   Earnings                     Other
                                           Paid in   (Accumulated Comprehensive Comprehensive
                          Shares  Dollars  Capital     Deficit)   Income (Loss) Income (Loss) Shares  Dollars  Total
                          ------  ------- ---------- ------------ ------------- ------------- ------  ------- --------
Consolidated balance at
 December 31, 1997......  11,487   $115    $  8,001   $  (5,710)                    $ (35)     1,069   $(214) $  2,157
Net income..............                                  5,824     $  5,824                                     5,824
Translation
 adjustments............                                                 (12)         (12)                         (12)
                                                                    --------
Comprehensive income....                                            $  5,812
                                                                    ========
Acquisition of the Gen-X
 Companies..............   1,500     15       8,937                                                              8,952
Issuance of warrants to
 purchase common stock
 in exchange for
 services...............                        150                                                                150
Issuance of common stock
 upon exercise of
 options................       7    --           23                                                                 23
                          ------   ----    --------   ---------                     -----     ------   -----  --------
Consolidated balance at
 December 31, 1998......  12,994    130      17,111         114                       (47)     1,069    (214)   17,094
Net loss................                                (43,247)    $(43,247)                                  (43,247)
Translation
 adjustments............                                    --            47           47                           47
                                                                    --------
Comprehensive loss......                                            $(43,200)
                                                                    ========
Issuance of common stock
 to SOFTBANK, net of
 costs..................   6,154     61      79,755                                                             79,816
Issuance of options and
 warrants to purchase
 common stock in
 exchange for services..                      3,771                                                              3,771
Issuance of common stock
 upon exercise of
 options and warrants...     396      4       1,824                                                              1,828
                          ------   ----    --------   ---------                     -----     ------   -----  --------
Consolidated balance at
 January 1, 2000........  19,544    195     102,461     (43,133)                      --       1,069    (214)   59,309
Net loss................                                (58,010)    $(58,010)                                  (58,010)
Translation
 adjustments............                                                  --
                                                                    --------
Comprehensive loss......                                            $(58,010)
                                                                    ========
Issuance of common stock
 and warrants to
 SOFTBANK and Rustic
 Canyon Ventures, LP,
 net of costs...........   3,125     31      24,752                                                             24,783
Issuance of common stock
 and warrants to ITH,
 net of costs...........   5,000     50      41,263                                                             41,313
Issuance of common stock
 in acquisition of
 Fogdog, Inc............   5,067     51      42,305                                                             42,356
Issuance of options and
 warrants to purchase
 common stock in
 exchange for services..                      5,573                                                              5,573
Issuance of common stock
 upon exercise of
 options and warrants...     205      2         724                                                                726
Issuance of common stock
 under Employee Stock
 Purchase Plan..........      53      1         249                                                                250
Retirement of treasury
 stock..................  (1,069)   (11)       (203)                                          (1,069)    214       --
                          ------   ----    --------   ---------                     -----     ------   -----  --------
Consolidated balance at
 December 30, 2000......  31,925   $319    $217,124   $(101,143)                    $ --         --    $ --   $116,300
                          ======   ====    ========   =========                     =====     ======   =====  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                    Fiscal Year Ended
                                           ------------------------------------
                                           December 31, January 1, December 30,
                                               1998        2000        2000
                                           ------------ ---------- ------------
Cash Flows from Operating Activities:
  Net income (loss).......................    $5,824     $(43,247)   $(58,010)
   Deduct:
    Income from discontinued operations...     9,665          550         --
    Loss on disposal of discontinued
     operations...........................       --       (17,337)     (5,850)
                                              ------     --------    --------
  Loss from continuing operations.........    (3,841)     (26,460)    (52,160)
                                              ------     --------    --------
  Adjustments to reconcile loss from
   continuing operations to net cash
   provided by (used in) operating
   activities:
    Depreciation and amortization.........       567          728       8,074
    Loss on disposition of equipment......        20          --          --
    Stock-based compensation expense......       150        2,655       4,983
  Changes in operating assets and
   liabilities, net of acquisitions and
   discontinued operations:
    Accounts receivable...................       --        (2,738)     (3,660)
    Inventory.............................       --       (10,697)     (7,056)
    Prepaid expenses and other current
     assets...............................      (169)        (845)        (49)
    Refundable income taxes...............       --        (1,338)      1,338
    Other assets..........................        34          174        (196)
    Income taxes payable..................       --        (1,379)        --
    Accounts payable and accrued
     advertising, promotion and other
     expenses.............................     4,293       17,222      10,351
    Deferred revenue......................       --           505         130
                                              ------     --------    --------
    Net cash provided by (used in)
     continuing operations................     1,054      (22,173)    (38,245)
    Net cash provided by (used in)
     discontinued operations..............     1,618       (3,241)       (670)
                                              ------     --------    --------
    Net cash provided by (used in)
     operating activities.................     2,672      (25,414)    (38,915)
                                              ------     --------    --------
Cash Flows from Investing Activities:
  Acquisition of property and equipment,
   net....................................      (399)     (18,422)    (13,675)
  Net cash received from acquisition of
   Fogdog, net of acquisition costs.......       --           --       35,692
  Proceeds from sale of discontinued
   operations.............................       --        10,317      13,200
  Purchase of short-term investments......       --           --         (794)
                                              ------     --------    --------
    Net cash provided by (used in)
     investing activities.................      (399)      (8,105)     34,423
                                              ------     --------    --------
Cash Flows from Financing Activities:
  Net repayments under line of credit.....    (1,854)     (18,812)        --
  Repayments of capital lease obligation..      (116)        (128)     (1,394)
  Proceeds from issuance of mortgage
   note...................................       --           --        5,282
  Proceeds from subordinated note from
   SOFTBANK...............................       --        15,000         --
  Proceeds from sale of common stock and
   warrants...............................       --        64,727      64,648
  Proceeds from exercises of common stock
   options and warrants...................        23        1,828         623
  Repayment of subordinated notes payable,
   related party..........................      (250)      (1,806)        --
  Proceeds from sale of minority interest
   in subsidiary..........................       --             2         --
  Costs of debt issuance..................       (80)         (30)        --
                                              ------     --------    --------
    Net cash provided by (used in)
     financing activities.................    (2,277)      60,781      69,159
Effect of exchange rate changes on cash
 and cash equivalents.....................       (12)         --          --
                                              ------     --------    --------
Net increase (decrease) in cash and cash
 equivalents..............................       (16)      27,262      64,667
Cash and cash equivalents, beginning of
 year.....................................        99           83      27,345
                                              ------     --------    --------
Cash and cash equivalents, end of year....    $   83     $ 27,345    $ 92,012
                                              ======     ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--DESCRIPTION OF BUSINESS

  Global Sports, Inc. ("Global" or the "Company"), a Delaware corporation, develops and operates the electronic commerce ("e-commerce") sporting goods businesses of several traditional sporting goods retailers, general merchandise retailers, Internet companies and media companies under exclusive agreements. The Company currently derives virtually all of its revenues from the sale of sporting goods through its partners' Web sites, direct marketing, business to business group sales, 800-number sales and related outbound shipping charges. The Company currently does not derive revenues from the provision of services to its partners' e-commerce sporting goods businesses. Each of the Company's partners owns the URL address of its Web site. Based upon the terms of the agreements with its partners, the Company owns certain components of the Web sites and the partners own other components.

  See Note 19 for a description of discontinued operations.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

  The following summarize the Company's significant accounting policies, some of which apply only to discontinued operations (see Note 19):

  Fiscal Year: During 1999, the Company changed its fiscal year end date from a calendar year end to a year end date representing the Saturday closest to December 31, beginning with the fiscal year ended January 1, 2000. The fiscal year is named for the calendar year ending on that December 31. The effects on results of operations of the additional day in the fiscal year ended January 1, 2000 and the two fewer days in the fiscal year ended December 30, 2000 are not significant.

  Basis of Consolidation: The financial statements presented include the accounts of the Company and all wholly-owned or controlled subsidiaries. All significant intercompany balances and transactions among consolidated entities have been eliminated.

  Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

  Fair Values: The estimated fair value amounts presented in these consolidated financial statements have been determined by the Company using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Such fair value estimates are based on pertinent information available to management as of January 1, 2000 and December 30, 2000, and have not been comprehensively revalued for purposes of these consolidated financial statements since such dates.

  Cash and Cash Equivalents: The Company considers all highly liquid investments with maturities at date of purchase of three months or less to be cash equivalents. The carrying value of cash equivalents approximates their current market value.

  Short Term Investments: Short-term investments consist of commercial paper and a certificate of deposit. The Company has classified these short-term investments as held-to-maturity, and recorded them at amortized cost.

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

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

  Property and Equipment: Property and equipment are stated at cost, net of accumulated depreciation or amortization. Costs incurred to develop internal-use computer software during the application development stage generally are capitalized. Costs of enhancements to internal-use computer software are capitalized, provided that these enhancements result in additional functionality. Depreciation or amortization is provided using the straight-line method over the estimated useful lives of the assets, which are generally:

  .  Two to four years for computer hardware and software;

  .  Three to ten years for furniture, warehouse and office equipment;

  .  The lesser of fifteen years or lease term for leasehold improvements;

  .  Fifteen years for building improvements; and

  .  Thirty years for buildings.

  Upon retirement or other disposition of these assets, the cost and related accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss, if any, is recognized as a component of depreciation or amortization expense. Expenditures for maintenance and repairs are expensed as incurred.

  Goodwill: Goodwill represents the excess of the purchase price over the estimated fair value of net assets acquired in a business combination. Goodwill will be amortized on a straight-line basis over twenty years.

  Long-Lived Assets: The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover their carrying amount. Such evaluation is based on various analyses, including undiscounted cash flow and profitability projections that incorporate, as applicable, the impact on the existing business. The analyses necessarily involve significant management judgment. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

  Foreign Currency Translation: In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," exchange adjustments resulting from foreign currency transactions generally are recognized currently in income, whereas adjustments resulting from translations of financial statements are reflected in accumulated other comprehensive income (loss). The cumulative currency translation loss as of December 31, 1998 was $47,000. Gains and losses on foreign currency transactions for the fiscal years ended December 31, 1998 and January 1, 2000 resulted in net foreign currency losses of $194,000 and $104,000, respectively, and are included in discontinued operations. There were no foreign currency transactions in the fiscal year ended December 30, 2000.

  Deferred Revenue: Deferred revenue consists of fees to be earned in future periods under an agreement existing at the balance sheet date, as well as amounts received from the sale of gift certificates redeemable on our partners' Web sites.

  Net Revenues: The Company provides various services to its partners, including the design, development, maintenance and promotion of customized Web sites. The Company has not derived revenues from the provision of these services. Net revenues are derived from sales of sporting goods through our partners' Web sites, direct marketing, business to business group sales and 800-number sales, and related outbound shipping charges, net of allowances for returns and discounts. Revenues from product sales are recognized upon the shipment of product to customers. The Company has agreements with certain suppliers, pursuant to which the suppliers deliver items directly to consumers, known as drop shipping. The Company acts as principal in those transactions, as orders

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
are initiated directly on the Company's Web site, the Company takes title to the goods during shipment, and has the economic risk related to collection, customer service and returns. Revenues may occasionally be recognized on a "bill and hold" basis when, at the request of our partners to support specific unique merchandising needs, title and risks of ownership pass to them prior to shipment and the Company has substantially met its performance obligations. Related inventories held for such partners were not significant at December 30, 2000. Net revenues also include fees, recorded as they are earned, related to certain marketing efforts. Other sources of revenue, including the sale of gift certificates to the Company's retail partners' land-based stores and the sale of advertising on the partners' Web sites, were not significant for the fiscal years ended January 1, 2000 and December 30, 2000.

  Cost of Revenues: Cost of revenues includes the cost of products sold and inbound freight related to these products, as well as outbound shipping and handling costs, other than those related to promotional free shipping and handling and subsidized shipping and handling which are included in sales and marketing expense.

  Sales and Marketing: Sales and marketing expenses include advertising, promotional expenses including subsidized shipping, distribution facility expenses, order processing fees and payroll and related expenses. Also included in this amount are partner revenue shares which are payments made to our partners in exchange for the use of their brand assets, the promotion of their URLs and Web sites in marketing and communications materials, the implementation of programs to provide incentives to the in-store customers to shop online and other programs and services provided to the customers of our partners' Web sites. Partner revenue shares were not significant for the fiscal years ended January 1, 2000 and December 30, 2000.

  Shipping & Handling Costs: The Company defines shipping and handling costs as only those costs incurred for a third-party shipper to transport products to the customer and these costs are included in Cost of Revenues. In some instances, shipping and handling costs exceed shipping revenues charged to the customer, and are subsidized by the Company. Additionally, the Company selectively offers promotional free shipping and ships merchandise to customers free of all shipping and handling charges. The cost of promotional free shipping and subsidized shipping and handling was $566,000 and $3.0 million for the fiscal year ended January 1, 2000 and December 30, 2000, respectively, and was charged to Sales & Marketing expense.

  Advertising: The Company expenses the cost of advertising, which includes media, agency and production expenses, in accordance with the AICPA Accounting Standards Executive Committee's Statement of Position ("SOP") 93-7, "Reporting on Advertising Costs." Advertising production costs are expensed the first time the advertisement is run. Media (television, radio and print) placement costs are expensed in the month the advertising appears. Agency fees are expensed as incurred. Advertising expense was $3.9 million, and $11.3 million, for the fiscal years ended January 1, 2000, and December 30, 2000, respectively. Advertising expense of discontinued operations was $1.8 million for the fiscal year ended December 31, 1998.

  Product Development: Product development expenses consist primarily of expenses associated with planning, maintaining and operating the partners' Web sites; and payroll and related expenses for the engineering, production, creative and management information systems departments.

  Stock-Based Compensation: SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company accounts for stock-based compensation issued to non-employees in accordance with SFAS No. 123 and Emerging Issues Task Force ("EITF") No. 96-

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

  Income Taxes: The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

  Reclassifications: Certain reclassifications have been made to the prior years' consolidated financial statements to conform to those classifications used in the current year.

New Accounting Pronouncements

  Web Site Development Costs: Effective July 2, 2000, the Company adopted EITF Issue No. 00-2, "Accounting for Web Site Development Costs". This statement provides guidance on accounting for Web site development costs. Adoption of this statement did not have a material effect on the Company's financial position or results of operations.

  Shipping and Handling Fees and Costs: In July 2000, the EITF reached a consensus on EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to customers related to shipping and handling, if any, represent revenue and should be classified as revenue.

  In September 2000, the EITF further refined this consensus and stated that the classification of shipping and handling costs is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22, "Disclosure of Accounting Policies." The EITF further stated that a company may adopt a policy of including shipping and handling costs in cost of sales. However, if shipping or handling costs are significant and are not included in cost of sales, the company should disclose both the amount(s) of such costs and the line item(s) on the income statement that include them. EITF Issue No. 00-10 was adopted by the Company in the fourth quarter of fiscal 2000, and did not have a significant impact on the Company's financial position or results of operations.

  Revenue Recognition in Financial Statements: In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. This pronouncement was adopted in the fourth quarter of 2000, and did not have a significant impact on the Company's financial position or results of operations.

  Reporting Revenue Gross vs. Net: In September 2000, the EITF reached consensus on EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." This pronouncement was adopted in the fourth quarter of 2000, and did not have a significant impact on the Company's financial position or results of operations.

  Derivative Instruments: SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities.") establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 2000, although early adoption is encouraged. The Company has determined that the adoption of this pronouncement will not have a significant impact on the Company's financial position or results of operations.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

NOTE 3--ACQUISITION

  On December 28, 2000, the Company completed its acquisition of Fogdog, Inc. ("Fogdog") pursuant to a definitive merger agreement executed on October 24, 2000. As consideration for the purchase, the Company issued to the stockholders of Fogdog approximately 5.1 million shares of the Company's common stock valued at $38.7 million based on the stock price as of the measurement date.

  The acquisition has been accounted for under the purchase method and the acquisition costs of $44.7 million have been allocated to the assets acquired and the liabilities assumed based upon estimates of their respective fair values. A total of $14.4 million, representing the excess of the purchase price over fair value of the net tangible assets acquired, has been allocated to Goodwill and will be amortized by the straight-line method over twenty years.

  The allocation of the purchase price for the acquisition is preliminary pending completion of final appraisals.

  The Company's consolidated results of operations incorporates Fogdog's results of operations commencing upon the December 28, 2000 acquisition date. The effect of incorporating Fogdog's results of operations for the three days ended December 30, 2000 was not significant.

  The unaudited pro forma combined information below presents the combined results of operations of the Company as if the acquisition had occurred at the beginning of the respective periods presented. The unaudited pro forma combined information, based upon the historical consolidated financial statements of the Company and Fogdog, is based on an acquisition cost of $44.7 million and assumes that an estimated $14.4 million of acquisition cost over the book value of Fogdog's net tangible assets is allocated to Goodwill with a useful life of twenty years.

                                                           Fiscal Year Ended
                                                        -----------------------
                                                        January 1, December 30,
                                                           2000        2000
                                                        ---------- ------------
                                                         (in thousands, except
                                                          per share amounts)
Revenues...............................................  $ 12,534   $  70,413
Net loss...............................................  $(69,269)  $(102,813)
Net loss per share (1).................................  $  (3.47)  $   (4.67)

(/1/Net)loss per share is calculated using the weighted average number of common shares outstanding, including the issuance of approximately 5,100,000 shares to stockholders of Fogdog as if such event had occurred on January 1, 1999.

  The unaudited pro forma combined information is not necessarily indicative of the results of operations of the combined company had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

NOTE 4--PROPERTY AND EQUIPMENT

  The major classes of property and equipment, at cost, as of January 1, 2000 and December 30, 2000 are as follows:

                                                        January 1, December 30,
                                                           2000        2000
                                                        ---------- ------------
                                                            (in thousands)
   Computer hardware and software......................  $10,179     $21,645
   Building............................................    6,438       6,756
   Building--under capital lease (see Note 5)..........    2,667         --
   Furniture, warehouse and office equipment...........    1,793       3,972
   Land................................................    1,240       1,242
   Leasehold improvements..............................      328       1,016
   Construction in progress............................       34           5
                                                         -------     -------
                                                          22,679      34,636
   Less: Accumulated depreciation and amortization.....   (1,997)     (8,212)
                                                         -------     -------
   Property and equipment, net.........................  $20,682     $26,424
                                                         =======     =======

NOTE 5--LEASES

Capital Leases

  In September 1994, the Company entered into a fifteen-year capital lease with its Chairman, President and Chief Executive Officer for its former corporate headquarters and warehouse space. Effective December 30, 2000, the lease was terminated. The Company paid all insurance and maintenance relating to the leased property. The mortgages on the leased property were collateralized by guarantees of a subsidiary of the Company and had an aggregate outstanding principal balance of $1.5 million and $0 as of January 1, 2000 and December 30, 2000, respectively. As of January 1, 2000, and December 30, 2000, the Company's net investment was $1.8 million, and $0, respectively, which is included in property and equipment. Interest expense recorded was $234,000, $223,000, and $124,000 for the fiscal years ended December 31, 1998, January 1, 2000, and December 30, 2000, respectively.

  During the fourth quarter of fiscal 2000, the Company entered into various capital leases for computer hardware and furniture. As of December 30, 2000, the leases had an aggregate outstanding principal balance of $788,000, and the Company's net investment in these capital leases was $833,000, which is included in property and equipment. Interest expense recorded on the capital leases for the fiscal year ended December 30, 2000 was $3,000.

Operating Leases

  The Company currently leases its Louisville, KY fulfillment center as well as certain fixed assets under noncancellable operating leases. Rental expense under operating lease agreements was $316,000, $213,000, and $1.2 million for the fiscal years ended December 31, 1998, January 1, 2000, and December 30, 2000, respectively.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

  Future minimum lease payments under leases as of December 30, 2000, together with the present value of those future minimum lease payments, are as follows:

                                                              Capital Operating
                                                              Leases   Leases
                                                              ------- ---------
                                                               (in thousands)
   2001......................................................  $400    $1,304
   2002......................................................   425     1,218
   2003......................................................   137     1,127
   2004......................................................   --      1,120
   2005......................................................   --        467
                                                               ----    ------
   Total future minimum lease payments.......................   962    $5,236
                                                                       ======
   Less: Interest discount amount............................   174
                                                               ----
   Total present value of future minimum lease payments......   788
   Less: Current portion.....................................   285
                                                               ----
   Long-term portion.........................................  $503
                                                               ====

NOTE 6--STOCKHOLDERS' EQUITY

  Preferred Stock: The Company is authorized to issue up to 1,000,000 shares of preferred stock, $.01 par value. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights shares.

  In connection with the acquisition of the Gen-X Companies on May 12, 1998, the Company issued 10,000 shares of mandatorily redeemable Series A preferred stock. The redemption price of these shares of preferred stock, which originally was contingent on certain sales and gross profit targets, ranged from a minimum of $.01 per share to a maximum of $50.00 per share, and the shares were redeemable over a five year period. During the fiscal year ended January 1, 2000, 2,000 shares were redeemed for $100,000 (see Note 19).

  In connection with the sale of the Company's Off-Price and Action Sports division (see Note 19), the Company redeemed an additional 7,200 shares on May 26, 2000 for an aggregate redemption price of $360,000. The remaining 800 shares of Series A preferred stock which were outstanding as of December 30, 2000 are redeemable over a four year period for an aggregate redemption price of $8.00.

  Common Stock: The Company is authorized to issue up to 60,000,000 shares of common stock, $.01 par value.

  On September 13, 2000, the Company agreed to sell to Interactive Technology Holdings, LLC, a joint venture company formed by Comcast Corporation and QVC, Inc. ("ITH"), 5,000,000 shares of common stock at $8.15 per share in cash, for an aggregate purchase price of $40.8 million. In addition, ITH agreed to acquire, for an aggregate purchase price of $563,000, warrants to purchase 2,500,000 shares of the Company's common stock at an exercise price of $10.00 per share and 2,000,000 shares of the Company's common stock at an exercise price of $8.15 per share. These warrants have terms of five years. This investment was completed through two separate closings. On September 13, 2000, ITH invested $14.9 million, and on October 5, 2000, ITH invested $26.4 million. The Company has granted ITH certain "demand" and "piggy-back" registration rights with respect to the shares of common stock issued to ITH and issuable to ITH upon exercise of the warrants.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

  On April 27, 2000, the Company agreed to sell to funds affiliated with SOFTBANK America Inc. (collectively "SOFTBANK") 2,500,000 shares of common stock and to Rustic Canyon Ventures, LP (f/k/a TMCT Ventures, LP) ("TMCT") 625,000 shares of common stock at a price of $8.00 per share in cash for an aggregate purchase price of $25.0 million. The sale of these shares was completed on May 1, 2000. In addition, as part of this financing, the Company issued to SOFTBANK warrants to purchase 1,250,000 shares of common stock and to TMCT warrants to purchase 312,500 shares of common stock. These warrants have three-year terms and exercise prices of $10.00 per share.

  On June 10, 1999, the Company and SOFTBANK entered into a stock purchase agreement and related agreements for the sale of 6,153,850 shares of the Company's common stock to SOFTBANK at a price of $13.00 per share (the closing price on May 26, 1999, the day prior to the day the Company and SOFTBANK agreed in principle to the transaction) for an aggregate purchase price of $80,000,000, reduced by transaction costs of $183,000 and accrued interest of $89,000 and principal related to an interim loan from SOFTBANK. In order to provide capital to the Company until closing, which occurred on July 23, 1999, the Company and SOFTBANK entered into an interim subordinated loan agreement on June 10, 1999 pursuant to which SOFTBANK loaned the Company $15,000,000 at an interest rate of 4.98% per annum until closing. At the July 23, 1999 closing, this loan amount was converted into shares of the Company's common stock.

  Employee Stock Purchase Plan: In March 2000, the Company's board of directors adopted, and in May 2000, the Company's shareholders approved, the 2000 Employee Stock Purchase Plan (the "ESPP"). A total of 400,000 shares of common stock are authorized for issuance under the ESPP, plus an annual increase equal to the lesser of (i) 50,000 shares, or (ii) such smaller number of shares as determined by the board of directors; provided that the total aggregate number of shares issuable under the ESPP may not exceed 900,000 shares. The ESPP is implemented by the periodic offerings of rights to all eligible employees from time to time, as determined by the board of directors. The maximum period of time for an offering is 27 months. The purchase price per share at which common stock is sold in an offering is established by the board of directors prior to the commencement of the offering, but such price may not be less than the lower of (i) 85% of the fair market value of a share of common stock on the date the right to purchase such shares was granted (generally the first day of the offering) or (ii) 85% of the fair market value of a share of common stock on the applicable purchase date. As of December 30, 2000, 53,290 shares of common stock had been issued under the ESPP.

  Treasury Stock: On March 13, 2000, the Company's Board of Directors approved the retirement of 1,069,086 shares of treasury stock held by the Company.

NOTE 7--STOCK OPTIONS AND WARRANTS

  The Company maintains qualified and nonqualified stock option plans for certain employees, directors and other persons (the "Plans"). Under the terms of the Plans, the Company may grant qualified and nonqualified options and warrants to purchase up to 4,762,571 shares of common stock to employees, directors, and others. The options and warrants vest at various times over periods ranging up to five years. The options and warrants, if not exercised, expire up to ten years after the date of grant. Stock appreciation rights ("SAR's") may be granted under the Plans either alone or in tandem with stock options. Generally, recipients of SAR's are entitled to receive, upon exercise, cash or shares of common stock (valued at the then fair market value of the Company's common stock) equal to such fair market value on the date of exercise minus such fair market value on the date of grant of the shares subject to the SAR, although certain other measurements also may be used. A SAR granted in tandem with a stock option is exercisable only if and to the extent that the option is exercised. No SAR's have been granted to date under the Plans.

  In connection with the Fogdog acquisition, the Company assumed all of the outstanding options issued under the Fogdog, Inc. 1999 Stock Incentive Plan (the "Fogdog Plan"), as well as the outstanding warrant held by Nike USA, Inc. ("NIKE"). Upon closing of the merger, options outstanding under the Fogdog Plan became options to purchase an aggregate of 381,500 shares of the Company's common stock, and the warrant

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
outstanding held by Nike became a warrant to purchase 555,437 shares of the Company's common stock. The terms of the Fogdog options are similar to the terms of the options issuable under the Company's Plans.

  The following table summarizes the stock option activity for the fiscal years ended December 31, 1998, January 1, 2000, and December 30, 2000:

                                                                        Weighted
                                                                        Average
                                                           Number of    Exercise
                                                             Shares      Price
                                                         -------------- --------
                                                         (in thousands)
   Outstanding as of December 31, 1997..................       543       $ 5.45
     Granted............................................       696         5.79
     Exercised..........................................        (7)        3.20
     Cancelled..........................................       (43)        6.24
                                                             -----
   Outstanding as of December 31, 1998..................     1,189         5.71
     Granted............................................     1,308        14.82
     Exercised..........................................      (346)        4.84
     Cancelled..........................................      (227)        8.03
                                                             -----
   Outstanding as of January 1, 2000....................     1,924        11.71
     Granted and assumed(/1/)...........................     3,472         8.92
     Exercised..........................................      (202)        3.15
     Cancelled..........................................      (642)       14.93
                                                             -----
   Outstanding as of December 30, 2000..................     4,552         9.29
                                                             =====
--------
(/1/Includes)the assumption of 381,500 outstanding options issued under the
    Fogdog, Inc. 1999 Stock Incentive Plan assumed by the Company in connection with the Fogdog acquisition.

  The following table summarizes the warrant activity for the fiscal years ended December 31, 1998, January 1, 2000, and December 30, 2000:
                                                                        Weighted
                                                                        Average
                                                           Number of    Exercise
                                                             Shares      Price
                                                         -------------- --------
                                                         (in thousands)
   Outstanding as of December 31, 1997..................       236       $ 5.37
     Granted............................................        67         6.71
     Exercised..........................................       --           --
     Cancelled..........................................       (97)        4.27
                                                             -----
   Outstanding as of December 31, 1998..................       206         6.35
     Granted............................................       333        14.42
     Exercised..........................................       (50)        7.63
     Cancelled..........................................        (1)       16.25
                                                             -----
   Outstanding as of January 1, 2000....................       488        11.90
     Granted and assumed(/1/)...........................     7,045         9.59
     Exercised..........................................        (2)        7.35
     Cancelled..........................................      (280)       16.22
                                                             -----
   Outstanding as of December 30, 2000..................     7,251         9.50
                                                             =====

--------
(/1/Includes)the assumption of the outstanding warrant to purchase 555,437 shares of the Company's common stock held by Nike assumed by the Company in connection with the Fogdog acquisition.

  During the fiscal year ended December 30, 2000, the Company granted to employees restricted stock awards and options to purchase an aggregate of 2,875,439 shares of the Company's common stock at prices ranging from $0.01 to $20.75 per share; granted to retailers and consultants options and warrants to purchase an aggregate

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
of 641,915 shares of the Company's common stock at prices ranging from $0.01 to $18.00 per share; and issued to investors warrants to purchase an aggregate of 6,062,500 shares of the Company's common stock at prices ranging from $8.15 to $10.00 per share. The value of options, warrants and restricted stock granted during fiscal 2000 amounted to $6.6 million ($3.4 million relating to employees and $3.2 million relating to retailers, consultants, and investors). For the fiscal year ended December 30, 2000, the Company recorded $5.5 million of stock-based compensation expense. Of this amount, $5.0 million is included in continuing operations ($1.6 million relating to employees and $3.4 million relating to retailers, consultants, and investors) and $475,000 is included in discontinued operations. The balance of the value of options, warrants, and restricted stock granted during fiscal 2000 will be recognized as services are provided over terms ranging from one to four years.

  During the fiscal year ended December 30, 2000, the Company changed the vesting schedule or exercise price of 351,405 options and warrants. The exercise prices were changed to prices ranging from $0.01 to $8.15 per share. Because these options and warrants were accelerated or repriced, they are subject to variable plan accounting, and the Company recognized $799,000 of stock-based compensation expense for the fiscal year ended December 30, 2000, which is included in the amount of stock-based compensation expense described above. Of this amount, $465,000 is included in continuing operations and $334,000 is included in discontinued operations. The amount of stock-based compensation expense recognized in future years is subject to adjustment based upon changes in the price of the Company's common stock.

  During the fiscal year ended January 1, 2000, the Company granted to retailers, consultants and employees options, warrants and restricted stock awards to purchase an aggregate of 1,641,227 shares (1,105,741 shares relating to employees and 535,486 shares relating to retailers and consultants) of the Company's common stock at prices ranging from $0.01 to $24.69 per share. The value of options, warrants and restricted stock granted during fiscal 1999 amounted to $5.3 million ($406,000 relating to employees and $4.9 million relating to retailers and consultants). For the fiscal year ended January 1, 2000, the Company recorded $3.8 million of stock-based compensation expense. Of this amount, $2.7 million is included in continuing operations ($218,000 relating to employees and $2.5 million relating to retailers and consultants) and $1.1 million is included in discontinued operations. The balance of the value of options, warrants, and restricted stock granted during fiscal 1999 will be recognized as services are provided over terms ranging from four to five years.

  During the latter part of the fiscal year ended January 1, 2000, the Company issued options to purchase 123,500 shares of the Company's common stock with a fair market value at the dates of grant amounting to $1.6 million to non-employees which are included in the options and warrants described above. Because these options require certain counterparty performance conditions, they are subject to variable plan accounting. The Company is recording compensation expense over the five-year term of the options as required by EITF No. 96-18 and recognized $66,000 and $111,000 as compensation expense for the fiscal years ended January 1, 2000, and December 30, 2000. The amount of compensation expense recognized in future years is subject to adjustment based upon changes in the price of the Company's common stock.

  In connection with the disposition of its historical businesses during the fiscal year ended January 1, 2000, the Company accelerated the vesting of 415,441 options previously granted to employees of the discontinued operations as an inducement to remain with the businesses for a period of ninety days following their sale. For accounting purposes, the Company considers this action a cancellation of a previous award and the grant of a new award. Since the grantees will not be employees of the Company when the options are vested, the Company valued the awards in accordance with the provisions of SFAS No. 123 and charged the related expense to discontinued operations for the fiscal year ended January 1, 2000. As these awards required counterparty performance conditions, they are subject to variable plan accounting and the ultimate cost to be recognized for these awards is subject to adjustment in each subsequent reporting period.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

  During the year ended December 31, 1998, the Company issued options and warrants to purchase 695,750 shares of common stock to various employees at a range of prices from $2.86 to $7.80 and with terms of five to ten years. The Company also issued warrants to purchase 67,000 shares of common stock to various consultants and sales agents at a range of prices from $5.11 to $7.94 and with terms of five to ten years. The Company recorded a charge of $150,000 for the fiscal year ended December 31, 1998 related to these warrants which is included in stock-based compensation.

  The following table summarizes information regarding options and warrants outstanding and exercisable as of December 30, 2000:

                                    Outstanding                              Exercisable
                  ------------------------------------------------ -------------------------------
                                 Weighted Average
    Range of          Number        Remaining                          Number
    Exercise       Outstanding   Contractual Life Weighted Average  Exercisable   Weighted Average
     Prices       (in thousands)     In Years      Exercise Price  (in thousands)  Exercise Price
    --------      -------------- ---------------- ---------------- -------------- ----------------
$ 0.01 - $  6.88       2,712           8.11            $4.40             980           $ 4.87
$ 6.94 - $  7.80         569           8.93             7.23             182             7.48
$ 7.94 - $  9.26       2,627           5.19             8.14           2,242             8.15
$ 9.40 - $ 10.00       4,111           5.45            10.00           4,111            10.00
$10.19 - $ 25.00       1,703           6.34            15.29           1,080            13.77
$25.70 - $103.24          81           4.34            43.53              54            39.72
                      ------                                           -----
$ 0.01 - $103.24      11,803           6.24             9.26           8,649             9.55
                      ======                                           =====

  As of December 30, 2000, 208,898 shares of common stock were available for future grants under the Plans.

  The Company accounts for the Plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for those incentive stock option awards granted to employees. Had compensation cost for such awards been determined consistent with SFAS No. 123, the Company's pro forma net income (loss) and earnings (losses) per share for the fiscal years ended December 31, 1998, January 1, 2000, and December 30, 2000 would have been as follows:

                                                          As Reported Pro Forma
                                                          ----------- ---------
                                                             (in thousands)
                                                          ---------------------
   Fiscal Year Ended December 31, 1998
     Net income.........................................   $  5,824   $  4,711
                                                           ========   ========
     Earnings per share--basic and diluted..............   $   0.51   $   0.41
                                                           ========   ========
   Fiscal Year Ended January 1, 2000
     Net loss...........................................   $(43,247)  $(46,850)
                                                           ========   ========
     Losses per share--basic and diluted................   $  (2.91)  $  (3.15)
                                                           ========   ========
   Fiscal Year Ended December 30, 2000
     Net loss...........................................   $(58,010)  $(64,203)
                                                           ========   ========
     Losses per share--basic and diluted................   $  (2.64)  $  (2.91)
                                                           ========   ========

  The weighted average fair value of the stock options granted during the fiscal years ended December 31, 1998, January 1, 2000, and December 30, 2000 were $3.79, $14.82 and $6.63 per share, respectively.

  The fair value of options granted under the Plans during the fiscal years ended December 31, 1998, January 1, 2000, and December 30, 2000 were estimated on the date of grant using the Black-Scholes multiple option pricing model, with the following assumptions:

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

                                             Fiscal Year Ended
                            ---------------------------------------------------
Assumption                  December 31, 1998 January 1, 2000 December 30, 2000
----------                  ----------------- --------------- -----------------
Dividend yield............           None             None             None
Expected volatility.......          77.17%           50.00%           90.00%
Average risk free interest
 rate.....................           5.16%            5.57%            5.26%
Average expected lives....     5.76 years       6.28 years       4.45 years

NOTE 8--STOCK-BASED COMPENSATION

  The following table shows the amounts of stock-based compensation, arising primarily from issuances of stock options and warrants, that would have been recorded under the following income statement categories had stock-based compensation not been separately stated in the statements of operations:

                                            Fiscal Year Ended
                           ---------------------------------------------------
                           December 31, 1998 January 1, 2000 December 30, 2000
                           ----------------- --------------- -----------------
                                             (in thousands)
Sales and marketing.......       $--             $  192           $1,486
Product development.......        --                 20              --
General and
 administrative...........        150             2,443            3,497
                                 ----            ------           ------
                                 $150            $2,655           $4,983
                                 ====            ======           ======

NOTE 9--INCOME TAXES

  The loss from continuing operations before income taxes and the related benefit from income taxes were as follows:

                                             Fiscal Year Ended
                            ---------------------------------------------------
                            December 31, 1998 January 1, 2000 December 30, 2000
                            ----------------- --------------- -----------------
                                              (in thousands)
Loss from continuing
 operations before income
 taxes:
  Domestic................       $5,820           $28,682          $52,160
  Foreign.................          --                --               --
                                 ------           -------          -------
    Total.................       $5,820           $28,682          $52,160
                                 ======           =======          =======
Benefit from income taxes:
Current:
  Federal.................       $1,979           $ 2,115          $   --
  State...................          --                --               --
  Foreign.................          --                --               --
                                 ------           -------          -------
    Total Current.........       $1,979           $ 2,115          $   --
                                 ======           =======          =======
Deferred:
  Federal.................       $  --            $   107          $   --
  State...................          --                --               --
  Foreign.................          --                --               --
                                 ------           -------          -------
    Total Deferred........       $  --            $   107          $   --
                                 ======           =======          =======
Total:
  Federal.................       $1,979           $ 2,222          $   --
  State...................          --                --               --
  Foreign.................          --                --               --
                                 ------           -------          -------
    Total.................       $1,979           $ 2,222          $   --
                                 ======           =======          =======

  For the fiscal year ended December 30, 2000, the Company had no provision for federal and state income taxes.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

  As of January 1, 2000, the Company had recorded $1.3 million in refundable income taxes resulting from the carryback of operating losses incurred during the fiscal year ended January 1, 2000. This balance was included in current assets as of January 1, 2000. The Company received the refund in December, 2000.

  The significant components of net deferred tax assets and liabilities as of December 31, 1998, January 1, 2000, and December 30, 2000 consisted of the following:


                                             Fiscal Year Ended
                            ---------------------------------------------------
                            December 31, 1998 January 1, 2000 December 30, 2000
                            ----------------- --------------- -----------------
                                              (in thousands)
Deferred tax assets:
  Net operating loss
   carryforwards..........       $ 8,036         $ 21,509          $71,915
  Deferred revenue........           --               206              258
  Employee benefits.......           --               416            1,599
  Inventory...............           --               241            1,066
  Depreciation............           --               154            3,295
  Provision for doubtful
   accounts...............           309              112              347
                                 -------         --------          -------
    Gross deferred tax
     assets...............         8,345           22,638           78,480
Deferred tax liabilities..           --               --                --
                                 -------         --------          -------
Net deferred tax assets
 and liabilities..........         8,345           22,638           78,480
  Valuation allowance.....        (8,345)         (22,638)         (78,480)
                                 -------         --------          -------
Net deferred tax asset....       $   --          $    --           $   --
                                 =======         ========          =======

  Due to the uncertainty surrounding the realization of the Company's tax attributes in future income tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets. As of December 30, 2000, the Company had available net operating loss carryforwards of approximately $176.5 million which expire in the years 2002 through 2020. The use of certain net operating loss carryforwards may be subject to annual limitations based on ownership changes of the Company's stock, as defined by
Section 382 of the Internal Revenue Code.

  The differences between the statutory federal income tax rate and the effective income tax rate are provided in the following reconciliation:

                                            Fiscal Year Ended
                           ---------------------------------------------------
                           December 31, 1998 January 1, 2000 December 30, 2000
                           ----------------- --------------- -----------------
Statutory federal income
 tax rate.................       (34.0)%          (34.0)%          (34.0)%
Increase (decrease) in
 taxes resulting from:
  Valuation allowance.....         --              30.8%            33.8%
  Carryback claim refund..         --              (4.6)%             --
  Other...................         --               0.1%             0.2%
                                 -----            -----            -----
Effective income tax
 rate.....................       (34.0)%           (7.7)%            0.0%
                                 =====            =====            =====

NOTE 10--EARNINGS (LOSSES) PER SHARE

  Earnings (losses) per share have been computed in accordance with SFAS No. 128, "Earnings Per Share". Basic and diluted earnings (losses) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Outstanding common stock options and warrants have been excluded from the calculation of diluted earnings (losses) per share because their effect would be antidilutive.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

  The amounts used in calculating earnings (losses) per share data are as follows:

                                             Fiscal Year Ended
                            ---------------------------------------------------
                            December 31, 1998 January 1, 2000 December 30, 2000
                            ----------------- --------------- -----------------
                                              (in thousands)
Loss from continuing
 operations...............       $(3,841)        $(26,460)        $(52,160)
Income from discontinued
 operations...............         9,665              550               --
Loss on disposition of
 discontinued operations..            --          (17,337)          (5,850)
                                 -------         --------         --------
Net income (loss).........       $ 5,824         $(43,247)        $(58,010)
                                 =======         ========         ========
Weighted average shares
 outstanding--basic and
 diluted..................        11,379           14,874           22,028
                                 =======         ========         ========
Outstanding common stock
 options having no
 dilutive effect..........           533            1,924            4,552
                                 =======         ========         ========
Outstanding common stock
 warrants having no
 dilutive effect..........           384              488            7,251
                                 =======         ========         ========

NOTE 11--SIGNIFICANT TRANSACTIONS/CONCENTRATIONS OF CREDIT RISK

  For the fiscal year ended December 30, 2000, net revenues included $8.4 million from sales of one vendor's products sold primarily through direct marketing in addition to Web site and other 800-number sales. The resulting accounts receivable of $2.7 million is due over a weighted average period of eight months from the date of sale.

  For the fiscal year ended January 1, 2000, net revenues included revenues from WebMD of $2.8 million through the sale of product to support the launch of the WebMD Sports & Fitness Store. As of January 1, 2000, WebMD represented substantially all of the balance in accounts receivable. During the fiscal quarter ended January 1, 2000, the Company also agreed to purchase advertising from WebMD in the aggregate amount of $3.0 million. Advertising under this arrangement was completed in the second quarter of the fiscal year ended December 30, 2000.

  Cash equivalents potentially subject the Company to credit risk. As of December 30, 2000 the Company had $77.6 million invested in Money Market funds with three financial institutions. The composition of these investments are regularly monitored by management.

NOTE 12--MAJOR SUPPLIERS/ECONOMIC DEPENDENCY

  During the fiscal year ended December 30, 2000, the Company purchased from a single supplier $6.0 million or 16% of total inventory purchased.

  During the fiscal year ended January 1, 2000, the Company purchased inventory from two suppliers amounting to $2.2 million and $1.8 million or 15% and 12% of total inventory purchased, respectively.

  No other supplier amounted to more than 10% of total inventory purchased for any period presented.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

NOTE 13--COMMITMENTS AND CONTINGENCIES

 Legal Proceedings

  The Company is involved in various routine litigation, including litigation in which the Company is a plaintiff, incidental to its business. The Company believes that the disposition of such routine litigation will not have a material adverse effect on the financial position or results of operations of the Company.

 Employment Agreements

  As of December 30, 2000, the Company had employment agreements with several of its officers for an aggregate annual base salary of $2.1 million plus bonus and increases in accordance with the terms of the agreements. Terms of such contracts range from one to four years and are subject to automatic annual extensions.

 Advertising and Media Agreements

  As of December 30, 2000, the Company was contractually committed for the purchase of future advertising totaling approximately $1.0 million through the fiscal year ending December 29, 2001. The expense related to these commitments will be recognized in accordance with the Company's accounting policy related to advertising (see Note 2).

 Partner Relationships

  The Company has three different structures for its alliances. The Company's agreements with Bally Total Fitness, Dunham's Sports, FOXSPORTS.com, MC Sports, Oshman's Sporting Goods, Sport Chalet, The Athlete's Foot, and WebMD are exclusive licensing arrangements whereby the Company records 100% of the revenues generated through the Company's partners' e-commerce sporting goods businesses and pays a percentage of those revenues to the partner in exchange for the right to operate their e-commerce sporting goods businesses under their brand names, the promotion of their URLs and Web sites and other programs and services provided to their customers. WebMD and the Company are generally operating under the terms of a letter of intent which expired on October 29, 1999.

  The Company entered into an exclusive agreement with The Sports Authority, Inc. (the "TSA Agreement") through the Company's 80.1% owned subsidiary TheSportsAuthority.com ("TSA.com"). TSA.com pays a royalty to The Sports Authority, Inc. based on a percentage of sales generated by TSA.com's electronic storefront. On or after February 1, 2002, The Sports Authority, Inc. has the right to receive (for no consideration) up to an additional 30% interest in TSA.com if certain performance targets are met. The Sports Authority, Inc. has an option to purchase, on the earlier to occur of May 9, 2002 or an initial public offering of shares of TSA.com common stock, up to a total ownership interest of 49.9% in TSA.com at a price determined by a formula defined in the TSA Agreement.

  The Company entered into agreements with Bluelight.com, buy.com, and iQVC wherein the Company provides a product information database to each of these partners which they use to merchandise the sporting goods department of their flagship Web sites.

NOTE 14--SAVINGS PLAN

  The Company sponsors a voluntary defined contribution savings plan covering all U.S. employees. Company contributions to the plan for each employee may not exceed 3.0% of the employee's annual salary. Total Company contributions were $21,000, $28,000 and $132,000 for the fiscal years ended December 31, 1998, January 1, 2000, and December 30, 2000, respectively.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

NOTE 15--SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                              Fiscal Year Ended
                             ---------------------------------------------------
                             December 31, 1998 January 1, 2000 December 30, 2000
                             ----------------- --------------- -----------------
                                               (in thousands)
Cash paid during the year
 for interest..............       $3,056           $ 1,994         $    976
                                  ======           =======         ========
Notes payable issued in
 acquisitions..............       $6,000           $   --          $    --
                                  ======           =======         ========
Issuance of common stock
 for acquisition of the
 Gen-X Companies...........       $8,952           $   --          $    --
                                  ======           =======         ========
Issuance of common stock in
 satisfaction of accrued
 interest on subordinated
 note from SOFTBANK........       $  --            $    89         $    --
                                  ======           =======         ========
Issuance of common stock
 upon conversion of the
 SOFTBANK subordinated
 note......................       $  --            $15,000         $    --
                                  ======           =======         ========

Acquisition of Fogdog:
 Fair value of assets
  acquired (including
  goodwill)................       $  --            $   --          $ 60,876
 Liabilities assumed.......          --                --           (16,128)
 Stock issued..............          --                --           (42,356)
                                  ------           -------         --------
 Cash paid.................          --                --             2,392
 Cash acquired.............          --                --            38,084
                                  ------           -------         --------
  Net cash received from
   acquisition of Fogdog...       $  --            $   --          $ 35,692
                                  ======           =======         ========


NOTE 16--BUSINESS SEGMENTS

  The Company operates in one principal business segment which develops and operates the e-commerce sporting goods businesses of traditional sporting goods retailers, general merchandise retailers, Internet companies and media companies in domestic markets. The Company currently derives virtually all of its revenues from the sale of sporting goods through its partners' Web sites, direct marketing, business to business group sales, 800-number sales and related outbound shipping charges. All of the Company's net sales, operating results and identifiable assets are in the United States. See Note 19 for a discussion of the Company's discontinued operations.

NOTE 17--RELATED PARTY TRANSACTIONS

  The Company has entered into strategic alliances to provide procurement and fulfillment services for certain partners which are affiliates of SOFTBANK (or its related companies). The Company recognized net revenues of $0 and $2.7 million on sales to these related parties for the fiscal years ended January 1, 2000 and December 30, 2000, respectively. The terms of these sales are comparable to those given to other partners of the Company and amounts included in accounts receivable as a result of these sales was $0 and $702,000 as of January 1, 2000 and December 30, 2000, respectively.

  The Company leased an office and warehouse facility from the Company's Chairman, President and Chief Executive Officer (see Note 5). The lease was terminated effective December 30, 2000, and a $500,000 lease termination fee was outstanding as of December 30, 2000 and recorded in accrued advertising, promotion and other expenses.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

NOTE 18--NOTE PAYABLE

 Mortgage Note

  On April 20, 2000, the Company entered into a $5.3 million mortgage note collateralized by the land, building, and improvements of its corporate headquarters which have a carrying value of $7.7 million. The mortgage note has a term of ten years and bears interest at 8.49% per annum. As of December 30, 2000, the mortgage note had an aggregate outstanding principal balance of $5.3 million, with $35,000 classified as current, and $5.2 million classified as long term. The Company recorded $318,000 of interest expense related to this note during the fiscal year ended December 30, 2000.

  The fair value of the mortgage note is estimated based on current rates offered for similar debt with similar terms and maturity using available market information. At December 30, 2000, the estimated fair value of the Company's mortgage note approximates its carrying value.

NOTE 19--DISCONTINUED OPERATIONS

  On April 20, 1999, the Company formalized a plan to sell two of its businesses, the Branded division and the Off-Price and Action Sports division, in order to focus exclusively on its e-commerce business. The Branded division designed and marketed the RYKA and Yukon footwear brands. The Off-Price and Action Sports division was a third-party distributor and make-to-order marketer of off-price footwear, apparel and sporting goods. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of these divisions have been segregated from those of continuing operations and are presented in the Company's financial statements as discontinued operations. The accompanying financial statements have been reclassified to reflect this presentation.

  On September 24, 1999, the Company and a management group led by James J. Salter and Kenneth J. Finkelstein entered into an acquisition agreement providing for the sale of the Company's Off-Price and Action Sports division, including the sale of all of the issued and outstanding capital stock of the Company's wholly-owned subsidiaries Gen-X Holdings Inc. and Gen-X Equipment Inc. (collectively, the "Gen-X Companies"). On March 13, 2000, the acquisition agreement was amended to, inter alia, (i) extend the date after which either party could terminate the acquisition agreement, (ii) provide for a larger portion of the purchase price to be paid in cash instead of a combination of cash and promissory notes, (iii) reduce the purchase price as a result of more of the purchase price being paid in cash, (iv) provide the purchaser with a breakup fee of $1.5 million, if the Company terminated the agreement under certain circumstances, and (v) to accelerate the vesting of options to purchase an aggregate of 281,930 shares of Global Common Stock held by certain employees of Global. Pursuant to the terms of the acquisition agreement, as amended, the aggregate purchase price for the Off-Price and Action Sports division is approximately $17.2 million, consisting of a cash payment of $6.0 million deposited in an escrow account by the purchaser on March 13, 2000, a cash payment at closing of $7.2 million and assumption of certain notes payable by Global in the aggregate principal amount of approximately $4.0 million. For fiscal 1999, the Company recognized a loss of $5.2 million related to the disposition of this division.

  On December 29, 1999, Global sold substantially all of the assets of its Branded division (other than the accounts receivable which totaled approximately $6.6 million as of December 29, 1999) to American Sporting Goods Corporation in exchange for a cash payment of $10.4 million. The Company recognized a loss of $12.1 million on the sale of the Branded division, including operating losses of $5.3 million subsequent to the measurement date of April 20, 1999.

  Upon initial adoption of the plan to sell these businesses, management expected to recognize a gain upon the disposal of its historical businesses. During the quarter ended June 30, 1999, management revised its

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES
estimates and recorded a loss on disposal of $5.6 million. During the quarter ended January 1, 2000, when the Company consummated the sale of its Branded division, the proceeds from the sale were substantially lower than formerly anticipated. As a result of this transaction and the renegotiation of the sales price for the Off-Price and Action Sports division, management made further revisions to its estimates and recognized additional losses on disposal of $11.7 million during the quarter ended January 1, 2000.

  On May 26, 2000, the Company completed the previously announced sale of its Off-price and Action Sports division. The Company received $13.2 million in cash proceeds from the sale. This sale completed the disposition of the Company's discontinued operations.

  During fiscal year ended December 30, 2000, the Company recognized an additional loss on the disposition of discontinued operations of $5.9 million resulting from actual expenses and losses differing from estimated amounts, uncollectable accounts receivable, and goodwill impairment related to these businesses. Included in accrued expenses at December 30, 2000 is $2.2 million related to certain remaining obligations of the discontinued operations.

  Net sales of discontinued operations for the fiscal years ended December 31, 1998, January 1, 2000 and December 30, 2000 were $131.4 million, $112.8 million, and $36.2 million, respectively. For the period from April 20, 1999, the measurement date, through January 1, 2000, discontinued operations incurred net operating losses of $7.6 million, of which $5.3 million was attributable to the Branded division and $2.3 million was attributable to the Off-Price and Action Sports division. The income tax provision for discontinued operations arose as a result of the taxable income of a foreign subsidiary as well as a tax provision related to gains on the disposal of certain intangibles owned by a U.S. subsidiary.

  The discontinued operations components of the amount reflected in the balance sheet are as follows:

                                                                January 1,
                                                                   2000
                                                                ----------
                                                                (in thousands)
     Balance Sheet Data:
       Cash....................................................  $    591
       Accounts receivable.....................................    29,692
       Inventory...............................................     3,518
       Property and equipment..................................     1,243
       Goodwill and intangibles................................    11,148
       Other assets............................................       500
       Accounts payable and accrued expenses...................   (10,360)
       Notes payable, banks....................................   (15,520)
       Notes payable, other....................................    (2,431)
                                                                 --------
         Net assets of discontinued operations(/1/)............  $ 18,381
                                                                 ========

    --------
    (/1/) Included in current assets.

 Acquisition of Discontinued Operations

  Prior to its decision to focus exclusively on its e-commerce business, the Company acquired Gen-X Holdings Inc. and Gen-X Equipment Inc. on May 12, 1998. The Gen-X Companies were privately-held companies based in Toronto, Ontario specializing in selling off-price sporting goods and winter sports equipment (including ski and snowboard equipment), in-line skates, sunglasses, skateboards and specialty footwear. In consideration for the stock of the Gen-X Companies, the Company issued 1,500,000 shares of its common stock

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES
and contingent consideration in the form of non-interest bearing notes and 10,000 shares of mandatorily redeemable preferred stock. The notes were payable in and shares were redeemable for a maximum of $1.0 million per year over a five-year period upon achieving certain sales and gross profit targets. The total purchase price, including acquisition expenses of approximately $330,000 but excluding the contingent consideration described above ($1.0 million of which was paid in May of 1999), was $9.3 million. This purchase price was based on the 5-day average market price of the 1,500,000 shares discounted by 10% to reflect restrictions on the transferability of these shares.

  The following table details the allocation of the total consideration:

                                                                  (in thousands)
   Fair value of assets acquired................................     $ 13,914
   Fair value of liabilities assumed............................      (13,765)
   Goodwill.....................................................        9,131
                                                                     --------
                                                                     $  9,280
                                                                     ========

  During the one-year period ended April 30, 1999, the Gen-X Companies achieved the first of their sales and gross profit targets, and accordingly, in May 1999, the Company redeemed 2,000 shares of the mandatorily redeemable preferred stock for $100,000 and paid $900,000 against the contingent notes payable, resulting in a corresponding increase to goodwill of $1.0 million.

 Notes Payable of Discontinued Operations

  The components of the notes payable, banks balance as of January 1, 2000 are as follows:

                                                                   January 1,
                                                                      2000
                                                                 --------------
                                                                 (in thousands)
   Revolving credit facility, secured by substantially all
    assets of the Gen-X Companies (weighted average interest
    rate at January 1, 2000--7.71%).............................    $15,240
   Mortgage payable, secured by building due 8/15/09 (interest
    rate at January 1, 2000--7.91%).............................        280
                                                                    -------
     Total......................................................    $15,520
                                                                    =======

  The Company had a line of credit of approximately $20.0 million for use by the Gen-X Companies, which was available for either direct borrowing or for import letters of credit. The loan bore interest at prime plus one half percent and was secured by a general security agreement covering substantially all of the Gen-X Companies' assets. As of January 1, 2000, draws of $15.2 million were committed under this line. Based on available collateral and outstanding import letters of credit commitments an additional $9.2 million was available for borrowing as of January 1, 2000. The maximum amount outstanding on this line during the fiscal year ended January 1, 2000 was $15.2 million.

  Notes payable, banks included a mortgage payable secured by land and building in Ontario, Canada of $280,000 that bore interest at the bank's cost of funds plus 2.5% and was to mature on August 15, 2009.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

  The components of the notes payable, other balance as of January 1, 2000 are as follows:

                                                                  January 1,
                                                                     2000
                                                                --------------
                                                                (in thousands)
   Note payable to Ride, Inc., due 12/31/02 (interest rate as of January 1,
    2000--8%)..................................................     $1,200
   Notes payable to former shareholders of Lamar, due 7/27/03
    (interest rate as of January 1, 2000--6%)..................     $1,231
                                                                    ------
     Total.....................................................     $2,431
                                                                    ======

  Other debt related to the Gen-X Companies included an outstanding loan payable to Ride Inc. of $1.2 million. The original loan of $2.0 million was repayable in equal quarterly installments of $100,000 which commenced on March 31, 1998 and bore interest at the prime lending rate.

  Notes payable, other also included $1.2 million of promissory notes payable to the former shareholders of Lamar. The notes were payable in five equal annual installments and bore interest at 6% per annum.

  Upon closing the Gen-X acquisition on May 12, 1998, several subordinated notes payable were executed with the former shareholders of the Gen-X Companies for an aggregate of $2.0 million which was payable upon the earlier of the Company raising certain additional capital or in four equal consecutive quarterly payments beginning March 31, 1999. This note bore interest at 7% per annum until December 31, 1998 and the prime lending rate thereafter.

  Net interest expense incurred related to notes payable of discontinued operations amounting to $905,000 and $2.4 million for the fiscal years ended December 31, 1998 and January 1, 2000, respectively, has been allocated to discontinued operations.

 Property and Equipment of Discontinued Operations

  The major classes of property and equipment, at cost, as of January 1, 2000 are as follows:

                                                                    January 1,
                                                                       2000
                                                                  --------------
                                                                  (in thousands)
      Computers and equipment....................................     $  693
      Building...................................................        679
      Leasehold improvement......................................         14
      Land.......................................................        269
                                                                      ------
                                                                       1,655
      Less: Accumulated depreciation and amortization............       (412)
                                                                      ------
        Property and equipment, net..............................     $1,243
                                                                      ======

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)

NOTE 20--QUARTERLY RESULTS (UNAUDITED)

  The following tables contain selected unaudited Statement of Operations information for each quarter of the fiscal years ended January 1, 2000 and December 30, 2000. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                               For the Fiscal Year Ended
                                                    January 1, 2000
                                            -----------------------------------
                                             First   Second    Third    Fourth
                                            Quarter  Quarter  Quarter  Quarter
                                            -------  -------  -------  --------
                                            (in thousands, except per share
                                                        amounts)
Net revenues............................... $  --    $   --   $   --   $  5,511
                                            ======   =======  =======  ========
Gross profit...............................    --        --       --      1,694
                                            ======   =======  =======  ========
Loss from continuing operations............ $ (763)  $(3,221) $(7,117) $(15,359)
Income (loss) from discontinued
 operations................................  1,157      (607)     --        --
Gain (loss) on disposition of discontinued
 operations................................    --     (5,632)      98   (11,803)
                                            ------   -------  -------  --------
Net income (loss).......................... $  394   $(9,460) $(7,019) $(27,162)
                                            ======   =======  =======  ========
Losses per share--basic and diluted(/1/):
  Loss from continuing operations.......... $(0.06)  $ (0.27) $ (0.42) $  (0.83)
  Income (loss) from discontinued
   operations..............................   0.09     (0.05)     --        --
  Gain (loss) on disposition of
   discontinued operations.................    --      (0.46)     --      (0.64)
                                            ------   -------  -------  --------
  Net income (loss)........................ $ 0.03   $ (0.78) $ (0.42) $  (1.47)
                                            ======   =======  =======  ========
Weighted average shares outstanding--basic
 and diluted............................... 12,019    12,120   16,824    18,425
                                            ======   =======  =======  ========

--------
(/1/) The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

                                        For the Fiscal Year Ended December
                                                     30, 2000
                                        --------------------------------------
                                         First     Second    Third     Fourth
                                        Quarter   Quarter   Quarter   Quarter
                                        --------  --------  --------  --------
                                          (in thousands, except per share
                                                     amounts)
Net revenues........................... $  5,719  $  7,750  $  9,014  $ 20,325
                                        ========  ========  ========  ========
Gross profit...........................    1,767     2,246     2,728     6,500
                                        ========  ========  ========  ========
Loss from continuing operations........ $(14,033) $(15,607) $(12,378) $(10,142)
Income (loss) from discontinued
 operations............................      --        --        --        --
Gain (loss) on disposition of
 discontinued operations...............      --     (4,983)      --       (867)
                                        --------  --------  --------  --------
Net income (loss)...................... $(14,033) $(20,590) $(12,378) $(11,009)
                                        ========  ========  ========  ========
Losses per share--basic and
 diluted(/1/):
  Loss from continuing operations...... $  (0.76) $  (0.75) $  (0.57) $  (0.38)
  Income (loss) from discontinued
   operations..........................      --        --        --        --
  Gain (loss) on disposition of
   discontinued operations.............      --      (0.24)      --      (0.03)
                                        --------  --------  --------  --------
  Net income (loss).................... $  (0.76) $  (0.99) $  (0.57) $  (0.41)
                                        ========  ========  ========  ========
Weighted average shares outstanding--
 basic and diluted.....................   18,517    20,780    21,817    26,830
                                        ========  ========  ========  ========

--------
(/1/) The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.