Form 10-Q
period 2001-03-31
GLOBAL SPORTS INC
filed 2001-05-10
CIK 828750

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934. For the quarterly period ended March 31, 2001.

                                      or

[_]Transition Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934. For the transition period from        to       .

                        Commission File Number 0-16611

                              GLOBAL SPORTS, INC.
            (Exact name of registrant as specified in its charter)

               Delaware                             04-2958132
   (State or other jurisdiction of       (I.R.S. Employer Identification
    incorporation or organization)                   Number)

 1075 First Avenue, King of Prussia,                  19406
                  PA                                (Zip Code)
   (Address of principal executive
               offices)

                                 610-265-3229
                        (Registrant's telephone number,
                             including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 3, 2001:

      Common Stock, $.01 par value                           31,624,554(/1/)
     ------------------------------                        -------------------
         (Title of each class)                              (Number of Shares)

(/1/Excludes)approximately 358,600 shares of the registrant's Common Stock which are issuable to former shareholders of Fogdog, Inc. in connection with the registrant's acquisition of Fogdog, but which, as of May 3, 2001, had not yet been issued.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 2001

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I--FINANCIAL INFORMATION

Item 1.Financial Statements:
    Condensed Consolidated Balance Sheets as of December 30, 2000 and
     March 31, 2001 (Unaudited)...........................................   3
    Condensed Consolidated Statements of Operations for the three-month periods ended
     April 1, 2000 and March 31, 2001 (Unaudited).........................   4
    Condensed Consolidated Statements of Cash Flows for the three-month periods ended
     April 1, 2000 and March 31, 2001 (Unaudited).........................   5
    Notes to Unaudited Condensed Consolidated Financial Statements........   6
Item 2.Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................  10
Item 3.Quantitative and Qualitative Disclosures About Market Risk.........  24

PART II--OTHER INFORMATION

Item 1.Legal Proceedings..................................................  25
Item 2.Changes in Securities and Use of Proceeds..........................  25
Item 3.Defaults Upon Senior Securities....................................  25
Item 4.Submission of Matters to a Vote of Security Holders................  25
Item 5.Other Information..................................................  25
Item 6.Exhibits and Reports on Form 8-K...................................  25

SIGNATURES................................................................  26

   For all years prior to 1999 our fiscal year ended on December 31. Effective for fiscal 1999, we changed our fiscal year from the last day of December to the Saturday nearest the last day of December. Accordingly, fiscal 1999 ended on January 1, 2000 and fiscal 2000 ended on December 30, 2000. References to fiscal 1999, fiscal 2000 and fiscal 2001 refer to the years ended January 1, 2000, December 30, 2000 and the year ending December 29, 2001.

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

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (Unaudited)

                                                        December 30, March 31
                                                            2000       2001
                                                        ------------ ---------
                        ASSETS
Current assets:
  Cash and cash equivalents............................  $  92,012   $  70,884
  Short term investments...............................      1,789         807
  Accounts receivable, net of allowance of $287 and
   $162, respectively..................................      4,440       2,570
  Inventory............................................     19,202      17,448
  Prepaid expenses and other current assets............      1,485       1,834
                                                         ---------   ---------
    Total current assets...............................    118,928      93,543
Property and equipment, net............................     26,424      26,140
Goodwill, net..........................................     14,363      13,872
Other assets, net......................................        458         517
                                                         ---------   ---------
    Total assets.......................................  $ 160,173   $ 134,072
                                                         =========   =========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, accrued expenses, and other........  $  37,803   $  19,674
  Current portion--long-term debt......................        320         378
                                                         ---------   ---------
    Total current liabilities..........................     38,123      20,052
Long-term debt.........................................      5,750       5,656
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value, 1,000,000 shares
   authorized; 800 shares issued as mandatorily
   redeemable preferred stock as of December 30, 2000
   and March 31, 2001 respectively.....................         --          --
  Common stock, $0.01 par value, 60,000,000 shares
   authorized; 31,925,098 and 31,927,359 shares issued
   and outstanding as of December 30, 2000 and March
   31, 2001, respectively..............................        319         319
  Additional paid in capital...........................    217,124     217,584
  Accumulated deficit..................................   (101,143)   (109,539)
                                                         ---------   ---------
    Total stockholders' equity.........................    116,300     108,364
                                                         ---------   ---------
    Total liabilities and stockholders' equity.........  $ 160,173   $ 134,072
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

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                            Three Months Ended
                                                            -------------------
                                                            April 1,  March 31,
                                                              2000      2001
                                                            --------  ---------
Net revenues............................................... $  5,719   $16,215
Cost of revenues...........................................    3,952    11,149
                                                            --------   -------
    Gross profit...........................................    1,767     5,066
                                                            --------   -------
Operating expenses:
  Sales and marketing......................................    9,815     7,441
  Product development......................................    1,594     2,370
  General and administrative...............................    1,906     2,540
  Stock-based compensation.................................    1,266       453
  Depreciation and amortization............................    1,449     1,627
                                                            --------   -------
    Total operating expenses...............................   16,030    14,431
Interest income, net.......................................     (230)     (969)
                                                            --------   -------
Loss from continuing operations............................  (14,033)   (8,396)
Discontinued operations:
  Loss on disposition of discontinued operations...........       --        --
                                                            --------   -------
Net loss................................................... $(14,033)  $(8,396)
                                                            ========   =======
Losses per share--basic and diluted:
  Loss from continuing operations.......................... $  (0.76)  $ (0.26)
  Loss on disposition of discontinued operations...........       --        --
                                                            --------   -------
  Net loss................................................. $  (0.76)  $ (0.26)
                                                            ========   =======
Weighted average shares outstanding--basic and diluted.....   18,517    31,926
                                                            ========   =======


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                              Three Months
                                                                  Ended
                                                            ------------------
                                                            April 1,   March
                                                              2000    31, 2001
                                                            --------  --------
Cash Flows from Operating Activities:
 Net loss.................................................. $(14,033) $ (8,396)
  Deduct:
   Loss on disposition of discontinued operations..........       --        --
                                                            --------  --------
 Loss from continuing operations...........................  (14,033)   (8,396)
                                                            --------  --------
 Adjustments to reconcile loss from continuing operations
  to net cash used in operating activities:
   Depreciation and amortization...........................    1,449     1,627
   Stock-based compensation................................    1,266       453
 Changes in operating assets and liabilities, net of
  discontinued operations:
   Accounts receivable, net................................      465     1,870
   Inventory...............................................   (2,434)    1,754
   Prepaid expenses and other current assets...............     (626)     (349)
   Accounts payable, accrued expenses, and other...........   (6,659)  (18,129)
                                                            --------  --------
   Net cash used in continuing operations..................  (20,572)  (21,170)
   Net cash provided by discontinued operations............    2,901        --
                                                            --------  --------
   Net cash used in operating activities...................  (17,671)  (21,170)
                                                            --------  --------
Cash Flows from Investing Activities:
 Acquisition of property and equipment, net................   (2,004)   (1,162)
 (Additions) reductions to goodwill and other assets, net..     (180)      253
 Sales of short-term investments...........................       --       983
                                                            --------  --------
   Net cash provided by (used in) investing activities.....   (2,184)       74
                                                            --------  --------
Cash Flows from Financing Activities:
 Repayments of capital lease obligations...................      (34)      (25)
 Repayments of mortgage note...............................       --       (10)
 Proceeds from exercises of common stock options and
  warrants.................................................      435         3
                                                            --------  --------
   Net cash provided by (used in) financing activities.....      401       (32)
                                                            --------  --------
Net decrease in cash and cash equivalents..................  (19,454)  (21,128)
Cash and cash equivalents, beginning of period.............   27,345    92,012
                                                            --------  --------
Cash and cash equivalents, end of period................... $  7,891  $ 70,884
                                                            ========  ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

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

   This quarterly report should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements presented in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2001.

   Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to those used in the current period.

NOTE 2--ACCOUNTING POLICIES

   Change in Useful Life of Property and Equipment: During the three-month period ended March 31, 2001, the Company increased its estimate of the useful lives of its computer hardware and software from two years to four years. This change had the effect of decreasing the loss from continuing operations for the three-month period ended March 31, 2001 by $1.4 million or $0.04 per share.

   Shipping & Handling Costs: The Company defines shipping and handling costs as only those costs incurred for a third-party shipper to transport products to the customer and these costs are included in cost of revenues. In some instances, shipping and handling costs exceed shipping revenues charged to the customer, and are subsidized by the Company. Additionally, the Company selectively offers promotional free shipping whereby it ships merchandise to customers free of all shipping and handling charges. The cost of promotional free shipping and subsidized shipping and handling was $685,000 and $558,000 for the three-month periods ended April 1, 2000 and March 31, 2001, respectively, and was charged to sales and marketing expense.

 New Accounting Pronouncements

   Derivative Instruments: Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities.") establishes

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 2000, although early adoption is encouraged. This pronouncement was adopted in the first quarter of 2001, and did not have a significant impact on the Company's financial position or results of operations.

NOTE 3--EQUITY TRANSACTIONS

   During the three-month period ended March 31, 2001, the Company granted options to purchase 1,722,875 shares of the Company's common stock to employees, partners, and consultants. The range of exercise prices for all options granted was from $0.01 to $6.94 for the three-month period ended March 31, 2001. As a result of the grant of these options and the amortization of deferred compensation from prior grants, the Company recorded stock-based compensation expense of $453,000 for the three-month period ended March 31, 2001, primarily as a result of non-employee grants. As of March 31, 2001, the Company had an aggregate of $2.8 million of deferred compensation remaining to be amortized over the next four years.

   Options to purchase 2,261 shares of the Company's common stock were exercised during the three-month period ended March 31, 2001. The range of exercise prices was from $0.59 to $2.44 for the three-month period ended March 31, 2001. These exercises resulted in cash proceeds to the Company of $3,000 for the three-month period ended March 31, 2001.

NOTE 4--STOCK-BASED COMPENSATION

   The following table shows the amounts of stock-based compensation, arising primarily from issuances of stock options and warrants, that would have been recorded under the following income statement categories had stock-based compensation not been separately stated in the statements of operations:

                                                         Three Months Ended
                                                    ----------------------------
                                                    April 1, 2000 March 31, 2001
                                                    ------------- --------------
                                                           (in thousands)
   Sales and marketing.............................    $  733          $ 63
   Product development.............................        --            --
   General and administrative......................       533           390
                                                       ------          ----
                                                       $1,266          $453
                                                       ======          ====

NOTE 5--LOSSES PER SHARE

   Losses per share for all periods have been computed in accordance with SFAS No. 128, "Earnings Per Share". Basic and diluted losses per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Outstanding common stock options and warrants have been excluded from the calculation of diluted losses per share because their effect would be antidilutive.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

   The amounts used in calculating losses per share data are as follows:

                                                        Three Months Ended
                                                   ----------------------------
                                                   April 1, 2000 March 31, 2001
                                                   ------------- --------------
                                                          (in thousands)
   Loss from continuing operations...............    $(14,033)      $(8,396)
   Loss on disposition of discontinued
    operations...................................          --            --
                                                     --------       -------
   Net loss......................................    $(14,033)      $(8,396)
                                                     ========       =======
   Weighted average shares outstanding--basic and
    diluted......................................      18,517        31,926
                                                     ========       =======
   Outstanding common stock options having no
    dilutive effect..............................       2,265         6,045
                                                     ========       =======
   Outstanding common stock warrants having no
    dilutive effect..............................         560         7,252
                                                     ========       =======

NOTE 6--CONCENTRATIONS OF CREDIT RISK

   As of March 31, 2001, the Company had $1.2 million included in accounts receivable related to sales of one vendor's products through direct marketing, Web site and other 800-number sales, which are due over a weighted average period of four months.

   Cash equivalents potentially subject the Company to credit risk. As of March 31, 2001 the Company had $68.8 million invested in money market funds with three financial institutions. The composition of these investments are regularly monitored by management.

NOTE 7--COMMITMENTS AND CONTINGENCIES

 Legal Proceedings

   The Company is involved in various routine litigation, including litigation in which the Company is a plaintiff, incidental to its business. The Company believes that the disposition of such routine litigation will not have a material adverse effect on the financial position or results of operations of the Company.

 Employment Agreements

   As of March 31, 2001, the Company had employment agreements with several of its employees for an aggregate annual base salary of $1.9 million plus bonuses and increases in accordance with the terms of the agreements. Terms of such contracts range from one to four years and are subject to automatic annual extensions.

 Advertising and Media Agreements

   As of March 31, 2001, the Company was contractually committed for the purchase of future advertising totaling approximately $650,000 through the fiscal year ending December 29, 2001. The expense related to these commitments will be recognized in accordance with the Company's accounting policy related to advertising.

NOTE 8--RELATED PARTY TRANSACTIONS

   The Company has entered into strategic alliances to provide procurement and fulfillment services for certain partners which may be considered affiliates of SOFTBANK America Inc. (or its related companies). The Company recognized net revenues of $0 and $977,000 on sales to these related parties for the three-month periods ended April 1, 2000 and March 31, 2001, respectively. The terms of these sales are comparable to those

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
given to other partners of the Company, and the amount included in accounts receivable as a result of these sales was $251,000 as of March 31, 2001.

NOTE 9--DISCONTINUED OPERATIONS

   On May 26, 2000, the Company completed the previously announced sale of its Off-Price and Action Sports division. The Company received $13.2 million in cash proceeds from the sale. This sale completed the disposition of the Company's discontinued operations.

   Included in accounts payable, accrued expenses, and other as of March 31, 2001 was $1.7 million related to certain remaining obligations of the discontinued operations.

   Net sales of discontinued operations for the three-month periods ended April 1, 2000 and March 31, 2001 were $18.4 million and $0, respectively.

NOTE 10--SUBSEQUENT EVENT

   On April 5, 2001, the Company entered into an exclusive licensing agreement with Dick's Sporting Goods, Inc. ("Dick's"). The agreement provides Global with the exclusive right to operate Dick's e-commerce sporting goods business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

   The following discussion and analysis contains forward-looking statements relating to our operations. These forward-looking statements are based on the current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. The statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, the stock market and the sporting goods industry generally, changes affecting the Internet and e-commerce, our ability to maintain relationships with strategic partners and suppliers, our ability to timely and successfully develop, maintain and protect our technology and product and service offerings and execute operationally, our ability to attract and retain qualified personnel, and our ability to successfully integrate our recent acquisition of Fogdog, Inc. More information about potential factors that could affect us are described under the heading "Risk Factors." We expressly disclaim any intent or obligation to update these forward-looking statements, except as we otherwise specifically state.

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

Financial Presentation

   Our financial statements present:

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

  . depreciation and amortization expenses, which relate primarily to the depreciation of our corporate headquarters, the depreciation and amortization of the capitalized costs for our technology, hardware and software, and the depreciation of improvements, furniture and fixtures at our corporate headquarters and our fulfillment center.

  . interest, which consists of interest income earned on cash, cash equivalents and short term investments, net of interest expense paid primarily in connection with the mortgage on our corporate headquarters and interest expense on capital leases.

Results of Operations

 Comparison of the three-month periods ended March 31, 2001 and April 1, 2000

   Net Revenues. Net revenues from continuing operations increased $10.5 million from $5.7 million for the three-month period ended April 1, 2000 to $16.2 million for the three-month period ended March 31, 2001. This increase is attributable to a $6.0 million increase in sales due to the addition of new Web sites during the last three quarters of fiscal 2000 and in the first quarter of fiscal 2001, and a $4.5 million increase in sales from Web sites operated in both periods.

   Cost of Revenues. We incurred cost of revenues from continuing operations of $11.1 million and $4.0 million for the three-month periods ended March 31, 2001 and April 1, 2000, respectively. As a percentage of net revenues, cost of revenues from continuing operations was 68.8% and 69.1% for the three-month periods ended March 31, 2001 and April 1, 2000, respectively.

   Gross Profit. We had gross profit from continuing operations of $5.1 million and $1.8 million for the three-month periods ended March 31, 2001 and April 1, 2000, respectively. As a percentage of net revenues, gross profit from continuing operations was 31.2% and 30.9% for the three-month periods ended March 31, 2001 and April 1, 2000, respectively.

   Sales and Marketing Expenses. Sales and marketing expenses from continuing operations decreased $2.4 million from $9.8 million for the three-month period ended April 1, 2000 to $7.4 million for the three-month period ended March 31, 2001. This decrease was primarily due to a $4.0 million decrease in advertising costs, offset, in part, by a $1.7 million increase in personnel and occupancy costs associated with our fulfillment operations.

   Product Development Expenses. Product development expenses from continuing operations increased $800,000 from $1.6 million for the three-month period ended April 1, 2000 to $2.4 million for the three-month period ended March 31, 2001. This increase was primarily due to a $496,000 increase in personnel costs and a $342,000 increase in equipment and software maintenance costs associated with the increased number of Web sites that we operated and maintained, as well as a $224,000 increase in support costs related to our management information systems, offset, in part, by a $286,000 decrease in costs associated with our use of professional consultants.

   General and Administrative Expenses. General and administrative expenses from continuing operations increased $600,000 from $1.9 million for the three-month period ended April 1, 2000 to $2.5 million for the three-month period ended March 31, 2001. This increase was primarily due to a $264,000 increase in credit card chargeback activity due principally to increased sales volume and a $219,000 increase in personnel costs and insurance related expenses to support our e-commerce business.

   Stock-Based Compensation Expense. Stock-based compensation expense from continuing operations decreased $813,000 from $1.3 million for the three-month period ended April 1, 2000 to $453,000 for the three-month period ended March 31, 2001. This decrease was the result of lower charges associated with the issuance of warrants and stock options to our partners, offset, in part, by charges related to the issuance of warrants and stock options to consultants, and certain of our employees. As of March 31, 2001, we had an aggregate of $2.8 million of deferred compensation remaining to be amortized.

   Depreciation and Amortization Expenses. Depreciation and amortization expense increased $200,000 from $1.4 million for the three-month period ended April 1, 2000 to $1.6 million for the three-month period ended March 31, 2001. This increase was due to a $1.6 million increase in depreciation related to our corporate headquarters, our fulfillment center, and the assets purchased to build, manage and operate our e-commerce business, and a $173,000 increase in amortization of goodwill associated with the Fogdog acquisition, offset, in part, by a $1.4 million decrease in depreciation related to the change in our estimate of the useful lives of our computer hardware and software from two years to four years.

   Interest Income. We had interest income of $1.1 million, net of interest expense of $147,000, and $230,000, net of interest expense of $0, for the three-month periods ended March 31, 2001 and April 1, 2000, respectively. The increase in interest income, net of interest expense, for the three-month period ended March 31, 2001 compared to the comparable period in fiscal 2000 was due to a higher average balance of cash and cash equivalents and short term investments during the three-month period ended March 31, 2001.

   Income Taxes. Since the sales of our discontinued operations, we have not generated taxable income. Net operating losses generated have been carried back to offset income taxes paid in prior years. The remaining net operating losses will be carried forward. Any otherwise recognizable deferred tax assets have been offset by a valuation allowance for the net operating loss carryforwards.

Liquidity and Capital Resources

   We raised an aggregate of $146.3 million in gross proceeds through equity financings in fiscal 1999 and fiscal 2000, as well as $5.3 million in gross proceeds through a mortgage financing in fiscal 2000, to finance our e-commerce business. We received an aggregate of $23.5 million in proceeds from the sales of our discontinued operations in fiscal 1999 and fiscal 2000, as well as $35.7 million in net cash from the acquisition of Fogdog in fiscal 2000. We have incurred substantial costs to develop our e-commerce business and to recruit, train and compensate personnel for our creative, engineering, marketing, merchandising, customer service, management information systems and administrative departments. We invested in the required technology, equipment and personnel to make our customer service center and Kentucky distribution center fully operational. As of March 31, 2001, we had cash and cash equivalents of $70.9 million, working capital of $73.5 million, and an accumulated deficit of $109.5 million.

   We used $21.2 million in net cash for operating activities of continuing operations during the three-month period ended March 31, 2001 and $20.6 million in net cash for operating activities of continuing operations during the three-month period ended April 1, 2000. Net cash used for operating activities of continuing operations during the three-month period ended March 31, 2001 was primarily the result of net losses from continuing operations and changes in prepaid expenses and other current assets, accounts payable, accrued expenses, and other liabilities offset, in part, by changes in accounts receivable, inventory, stock-based compensation, and depreciation and amortization. Net cash used for operating activities of continuing operations during the three-month period ended April 1, 2000 was primarily the result of net losses from continuing operations and changes in inventory, prepaid expenses and other current assets, accounts payable, accrued expenses, and other liabilities partially offset by changes in accounts receivable, stock-based compensation, and depreciation and amortization.

   Our investing activities during the three-month period ended March 31, 2001 consisted primarily of purchases of property and equipment. We made capital expenditures of $1.2 million during the three-month period ended March 31, 2001. Also, during the three-month period ended March 31, 2001, we received $983,000 in cash proceeds from sales of short-term investments. During the three-month period ended April 1, 2000, our investing activities consisted primarily of purchases of property and equipment of $2.0 million.

   As of March 31, 2001, we had commitments of approximately $650,000 for advertising and promotion programs.

   To date, we have financed our e-commerce operations primarily from the sale of equity securities. We expect that our current cash and the collection of accounts receivable will be sufficient to meet our anticipated cash needs for the foreseeable future. In addition, we expect that we will realize income from our continuing operations, excluding non-cash charges for stock-based compensation and depreciation and amortization, in the fourth quarter of fiscal 2001. However, our revenues must increase significantly to internally fund our anticipated operating expenses. If cash flows are insufficient to fund these expenses, we may need to raise additional funds in future periods through public or private financings or other arrangements to fund our operations until we achieve profitability. Failure to raise future capital when needed could seriously harm our business and operating results. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

Seasonality

   We expect to experience seasonal fluctuations in our revenues. These seasonal patterns will cause quarterly fluctuations in our operating results. In particular, we expect that the fourth fiscal quarter will account for a disproportionate percentage of our total annual sales. We believe that results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year.

Risk Factors

   Any investment in shares of our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2001. If any of the following risks occur, our business could be materially harmed. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

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

   We expect increases in our operating expenses and we may incur continuing losses.

   We incurred substantial losses in fiscal 1999, fiscal 2000 and during the first quarter of fiscal 2001, and as of March 31, 2001, we had an accumulated deficit of $109.5 million. We have not achieved profitability from our continuing operations. We may not obtain enough customer traffic or a high enough volume of purchases from our partners' e-commerce sporting goods businesses to generate sufficient revenues to achieve profitability. We could continue to incur operating and net losses for the foreseeable future. There can be no assurances that we will be able to achieve profitability from our continuing operations.

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

   We expect to experience seasonal fluctuations in our revenues. These seasonal patterns will cause quarterly fluctuations in our operating results. In particular, we expect that our fourth fiscal quarter will account for a disproportionate percentage of our total annual revenues. In anticipation of increased sales activity during our fourth fiscal quarter, we may hire a significant number of temporary employees to bolster our permanent staff and significantly increase our inventory levels. For this reason, if our revenues were below seasonal expectations during the fourth fiscal quarter, our annual operating results could be below the expectations of securities analysts and investors.

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

   As of May 3, 2001, Michael G. Rubin, our Chairman, President and Chief Executive Officer, beneficially owned 25.5%, funds affiliated with SOFTBANK America Inc., or SOFTBANK, beneficially owned 27.4% and Interactive Technology Holdings, LLC, or ITH, a joint venture company formed by Comcast Corporation and QVC, Inc., beneficially owned 15.8% of our outstanding common stock. Should they decide to act together, Mr. Rubin, SOFTBANK and ITH would be in a position to exercise control over most matters requiring stockholder approval, including the election or removal of directors, approval of significant corporate transactions and the ability generally to direct our affairs. Furthermore, the stock purchase agreements pursuant to which SOFTBANK and ITH acquired their shares of our common stock provide that SOFTBANK has the right to designate up to three members of our board and ITH has the right to designate up to two members of our board. This concentration of ownership and SOFTBANK's and ITH's right to designate members to our board may have the effect of delaying or preventing a change in control of us, including transactions in which stockholders might otherwise receive a premium over current market prices for their shares.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   There have been no significant changes in market risk for the quarter ended March 31, 2001. See the information set forth in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000 filed with the Securities and Exchange Commission on March 30, 2001.

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

   None.

ITEM 5. OTHER INFORMATION

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

     None.

   (b) Reports on Form 8-K

   On, January 12, 2001, we filed a Form 8-K with the Securities and Exchange Commission regarding the completion of the acquisition of Fogdog, Inc. in a stock-for-stock transaction.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                          Global Sports, Inc.

                                          By: _________________________________
                                                    Michael G. Rubin
                                            Chairman of the Board, President
Date: May 10, 2001                             and Chief Executive Officer

                                          By: _________________________________
                                                    Jordan M. Copland
                                               Executive Vice President &
Date: May 10, 2001                               Chief Financial Officer