Form 10-Q
period 2001-06-30
GLOBAL SPORTS INC
filed 2001-08-06
CIK 828750

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934. For the quarterly period ended June 30, 2001.

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2001:

      Common Stock, $.01 par value                           31,976,879(/1/)
     ------------------------------                        -------------------
         (Title of each class)                             (Number of Shares)

(/1/Excludes)approximately 184,866 shares of the registrant's Common Stock which are issuable to former shareholders of Fogdog, Inc. in connection with the registrant's acquisition of Fogdog, but which, as of July 31, 2001, had not yet been issued.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2001

                               TABLE OF CONTENTS

                                                                         Page
                                                                         ----
PART I--FINANCIAL INFORMATION
Item 1. Financial Statements:
    Condensed Consolidated Balance Sheets as of December 30, 2000 and
     June 30, 2001 (Unaudited).........................................    3
    Condensed Consolidated Statements of Operations for the three- and six-month periods ended July 1, 2000 and June 30, 2001
     (Unaudited).......................................................    4
    Condensed Consolidated Statements of Cash Flows for the six-month
     periods ended July 1, 2000 and June 30, 2001 (Unaudited)..........    5
    Notes to Unaudited Condensed Consolidated Financial Statements.....    6
Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations.................................................   10
Item 3. Quantitative and Qualitative Disclosures About Market Risk.....   24
PART II--OTHER INFORMATION
Item 1. Legal Proceedings..............................................   25
Item 2. Changes in Securities and Use of Proceeds......................   25
Item 3. Defaults Upon Senior Securities................................   25
Item 4. Submission of Matters to a Vote of Security Holders............   25
Item 5. Other Information..............................................   26
Item 6. Exhibits and Reports on Form 8-K...............................   26
SIGNATURE..............................................................   27

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

   Although we refer to the traditional sporting goods retailers, general merchandise retailers, Internet companies, professional sports teams and media companies for which we develop and operate e-commerce sporting goods businesses as our "partners," we do not act as an agent or legal representative for any of our partners. We do not have the power or authority to legally bind any of our partners. Similarly, our partners do not have the power or authority to legally bind us. In addition, we do not have the types of liabilities for our partners that a general partner of a partnership would have.

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (Unaudited)

                                                        December 30, June 30,
                                                            2000       2001
                                                        ------------ ---------
                        ASSETS
Current assets:
  Cash and cash equivalents............................  $  92,012   $  62,797
  Short-term investments...............................      1,789         812
  Accounts receivable, net of allowance of $287 and
   $91, respectively...................................      4,440       3,368
  Inventory............................................     19,202      15,861
  Prepaid expenses and other current assets............      1,485       1,029
                                                         ---------   ---------
    Total current assets...............................    118,928      83,867
Property and equipment, net............................     26,424      26,358
Goodwill, net..........................................     14,363      13,898
Other assets, net......................................        458         391
                                                         ---------   ---------
    Total assets.......................................  $ 160,173   $ 124,514
                                                         =========   =========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, accrued expenses, and other........  $  37,803   $  16,695
  Current portion--long-term debt......................        320         394
                                                         ---------   ---------
    Total current liabilities..........................     38,123      17,089
Note payable...........................................      5,247       5,227
Capital lease obligations..............................        503         332
Commitments and contingencies
Stockholders' equity:
  Preferred stock, Series A, $0.01 par value, 5,000,000
   shares authorized; 800 and 600 shares issued as
   mandatorily redeemable preferred stock and
   outstanding, as of December 30, 2000 and June 30,
   2001, respectively..................................         --          --
  Common stock, $0.01 par value, 90,000,000 shares
   authorized; 31,925,098 and 32,093,956 shares issued
   as of December 30, 2000 and June 30, 2001,
   respectively; 31,925,098 and 32,092,746 shares
   outstanding as of December 30, 2000 and June 30,
   2001, respectively..................................        319         321
  Additional paid in capital...........................    217,124     218,902
  Accumulated deficit..................................   (101,143)   (117,357)
                                                         ---------   ---------
                                                           116,300     101,866
  Less: Treasury stock, at par.........................         --          --
                                                         ---------   ---------
    Total stockholders' equity.........................    116,300     101,866
                                                         ---------   ---------
    Total liabilities and stockholders' equity.........  $ 160,173   $ 124,514
                                                         =========   =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                       Three Months Ended   Six Months Ended
                                       ------------------  ------------------
                                        July 1,  June 10,  July 1,   June 30,
                                          2000     2001      2000      2001
                                        --------  -------  --------  --------
Net revenues........................... $  7,750  $16,953  $ 13,469  $ 33,168
Cost of revenues.......................    5,504   11,697     9,456    22,846
                                        --------  -------  --------  --------
    Gross profit.......................    2,246    5,256     4,013    10,322
                                        --------  -------  --------  --------
Operating expenses:
  Sales and marketing..................    9,497    6,793    19,312    14,234
  Product development..................    1,908    2,084     3,502     4,454
  General and administrative...........    2,332    2,577     4,238     5,117
  Stock-based compensation.............    2,521      917     3,787     1,370
  Depreciation and amortization........    1,883    1,543     3,332     3,170
                                        --------  -------  --------  --------
    Total operating expenses...........   18,141   13,914    34,171    28,345
Other (income) expense:
  Other income.........................       --     (300)       --      (300)
  Interest income, net.................     (288)    (540)     (518)   (1,509)
                                        --------  -------  --------  --------
    Total other (income) expense.......     (288)    (840)     (518)   (1,809)
                                        --------  -------  --------  --------
Loss from continuing operations........  (15,607)  (7,818)  (29,640)  (16,214)
Discontinued operations:
  Loss on disposition of discontinued
   operations..........................   (4,983)      --    (4,983)       --
                                        --------  -------  --------  --------
Net loss............................... $(20,590) $(7,818) $(34,623) $(16,214)
                                        ========  =======  ========  ========
Losses per share--basic and diluted:
  Loss from continuing operations...... $  (0.75) $ (0.24) $  (1.51) $  (0.51)
  Loss on disposition of discontinued
   operations..........................    (0.24)      --     (0.25)       --
                                        --------  -------  --------  --------
  Net loss............................. $  (0.99) $ (0.24) $  (1.76) $  (0.51)
                                        ========  =======  ========  ========
Weighted average shares outstanding--
 basic and diluted.....................   20,780   32,002    19,649    31,964
                                        ========  =======  ========  ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                            Six Months Ended
                                                            ------------------
                                                            July 1,   June 30,
                                                              2000      2001
                                                            --------  --------
Cash Flows from Operating Activities:
 Net loss.................................................. $(34,623) $(16,214)
  Deduct:
   Loss on disposition of discontinued operations..........   (4,983)       --
                                                            --------  --------
 Loss from continuing operations...........................  (29,640)  (16,214)
                                                            --------  --------
 Adjustments to reconcile loss from continuing operations
  to net cash used in operating activities:
   Depreciation and amortization...........................    3,332     3,170
   Stock-based compensation................................    3,787     1,370
 Changes in operating assets and liabilities, net of
  discontinued operations:
   Accounts receivable, net................................   (2,890)    1,072
   Inventory...............................................   (3,755)    3,341
   Prepaid expenses and other current assets...............      260       456
   Accounts payable, accrued expenses, and other...........     (621)  (21,108)
                                                            --------  --------
   Net cash used in continuing operations..................  (29,527)  (27,913)
   Net cash provided by discontinued operations............      256        --
                                                            --------  --------
   Net cash used in operating activities...................  (29,271)  (27,913)
                                                            --------  --------
Cash Flows from Investing Activities:
 Acquisition of property and equipment, net................   (5,087)   (2,733)
 (Additions) reductions to goodwill and other assets, net..     (464)      169
 Proceeds from sale of discontinued operations.............   13,200        --
 (Purchases) sales of short-term investments...............     (785)      978
                                                            --------  --------
   Net cash provided by (used in) investing activities.....    6,864    (1,586)
                                                            --------  --------
Cash Flows from Financing Activities:
 Repayments of capital lease obligations...................      (35)      (99)
 Proceeds from (repayments of) mortgage note...............    5,300       (18)
 Purchases of treasury stock...............................       --        (4)
 Proceeds from the sale of common stock....................   25,000       237
 Proceeds from exercises of common stock options...........      484       168
                                                            --------  --------
   Net cash provided by financing activities...............   30,749       284
                                                            --------  --------
Net increase (decrease) in cash and cash equivalents.......    8,342   (29,215)
Cash and cash equivalents, beginning of period.............   27,345    92,012
                                                            --------  --------
Cash and cash equivalents, end of period................... $ 35,687  $ 62,797
                                                            ========  ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

   Global Sports, Inc. ("Global" or the "Company"), a Delaware corporation, develops and operates the electronic commerce ("e-commerce") sporting goods businesses of several traditional sporting goods retailers, general merchandise retailers, Internet companies, professional sports teams and media companies under exclusive agreements. The Company currently derives virtually all of its revenues from the sale of sporting goods through its partners' Web sites, business to business group sales, 800-number sales, outbound shipping charges and Web site development fees. Each of the Company's partners owns the URL address of its Web site. Based upon the terms of the agreements with its partners, the Company owns certain components of the Web sites and the partners own other components.

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

NOTE 2--ACCOUNTING POLICIES

   Change in Useful Life of Property and Equipment: During the three-month period ended March 31, 2001, the Company increased its estimate of the useful lives of its computer hardware and software from two years to four years. This change had the effect of decreasing the loss from continuing operations for the three- and six-month periods ended June 30, 2001 by $1.5 million and $2.9 million, or $0.05 and $0.09 per share, respectively.

   Shipping & Handling Costs: The Company defines shipping and handling costs as only those costs incurred for a third-party shipper to transport products to the customer and these costs are included in cost of revenues. In some instances, shipping and handling costs exceed shipping revenues charged to the customer, and are subsidized by the Company. Additionally, the Company selectively offers promotional free shipping whereby it ships merchandise to customers free of all shipping and handling charges. The cost of promotional free shipping and subsidized shipping and handling was $834,000 and $1.5 million for the three- and six-month periods ended July 1, 2000, respectively, and $275,000 and $833,000 for the three- and six-month periods ended June 30, 2001, respectively, and was charged to sales and marketing expense.

 New Accounting Pronouncements

   Business Combinations, Goodwill and Other Intangible Assets: In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under an impairment-only approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

NOTE 3--EQUITY TRANSACTIONS

   During the three- and six-month periods ended June 30, 2001, the Company granted options and warrants to purchase 660,775 and 2,383,650 shares of the Company's common stock to employees, partners, and consultants, respectively. The range of exercise prices for all options and warrants granted was from $2.50 to $6.80 for the three-month period ended June 30, 2001, and from $0.01 to $6.94 for the six-month period ended June 30, 2001. As a result of the grant of these options and warrants and the amortization of deferred compensation from prior grants, the Company recorded stock-based compensation expense of $917,000 and $1.4 million for the three- and six-month periods ended June 30, 2001, respectively, primarily as a result of non-employee grants. As of June 30, 2001, the Company had an aggregate of $2.2 million of deferred compensation remaining to be amortized over the next four years.

   Options to purchase 100,252 and 102,513 shares of the Company's common stock were exercised during the three- and six-month periods ended June 30, 2001, respectively. The range of exercise prices was from $0.01 to $4.00 for the three- and six-month periods ended June 30, 2001, respectively. These exercises resulted in cash proceeds to the Company of $165,000 and $168,000 for the three- and six-month periods ended June 30, 2001, respectively.

NOTE 4--STOCK-BASED COMPENSATION

   The following table shows the amounts of stock-based compensation, arising primarily from issuances of stock options and warrants, that would have been recorded under the following income statement categories had stock-based compensation not been separately stated in the statements of operations:

                                             Three Months Ended          Six Months Ended
                                           ----------------------     ----------------------
                                             July 1,     June 30,       July 1,    June 30,
                                              2000         2001          2000        2001
                                           ----------   ---------     ---------    ---------
                                               (in thousands)             (in thousands)
   Sales and marketing.................    $      348   $      31     $   1,081    $      94
   Product development.................            --          --            --           --
   General and administrative..........         2,173         886         2,706        1,276
                                           ----------   ---------     ---------    ---------
                                           $    2,521   $     917     $   3,787    $   1,370
                                           ==========   =========     =========    =========

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

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

   The amounts used in calculating losses per share data are as follows:


                                       Three Months Ended   Six Months Ended
                                       ------------------  ------------------
                                        July 1,   June 30,  July 1,   June 30,
                                          2000     2001      2000      2001
                                        --------  -------  --------  --------
                                         (in thousands)     (in thousands)
   Loss from continuing operations..... $(15,607) $(7,818) $(29,640) $(16,214)
   Loss on disposition of discontinued
    operations.........................   (4,983)      --    (4,983)       --
                                        --------  -------  --------  --------
   Net loss............................ $(20,590) $(7,818) $(34,623) $(16,214)
                                        ========  =======  ========  ========
   Weighted average shares
    outstanding--basic and diluted.....   20,780   32,002    19,649    31,964
                                        ========  =======  ========  ========
   Outstanding common stock options
    having no dilutive effect..........    2,937    5,712     2,937     5,712
                                        ========  =======  ========  ========
   Outstanding common stock warrants
    having no dilutive effect..........    2,076    7,318     2,076     7,318
                                        ========  =======  ========  ========

NOTE 6--CONCENTRATIONS OF CREDIT RISK

   As of June 30, 2001, the Company had $1.1 million included in accounts receivable related to sales of one vendor's products through Web site and other 800-number sales, which are due over a weighted average period of four months.

   Cash equivalents potentially subject the Company to credit risk. As of June 30, 2001 the Company had $57.7 million invested in money market funds with three financial institutions. The composition of these investments are regularly monitored by management.

NOTE 7--COMMITMENTS AND CONTINGENCIES

 Legal Proceedings

   The Company is involved in various routine litigation, including litigation in which the Company is a plaintiff, incidental to its business. The Company believes that the disposition of such routine litigation will not have a material adverse effect on the financial position or results of operations of the Company.

 Employment Agreements

   As of June 30, 2001, the Company had employment agreements with several of its employees for an aggregate annual base salary of $2.3 million plus bonuses and increases in accordance with the terms of the agreements. Remaining terms of such contracts range from two to four years.

 Advertising and Media Agreements

   As of June 30, 2001, the Company was contractually committed for the purchase of future advertising totaling approximately $210,000 through the fiscal year ending December 29, 2001. The expense related to these commitments will be recognized in accordance with the Company's accounting policy related to advertising.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)


 Revenue Share Payments

   As of June 30, 2001, the Company was contractually committed to minimum cash revenue share payments of $375,000 per fiscal quarter through July, 2011.

NOTE 8--RELATED PARTY TRANSACTIONS

   The Company has entered into strategic alliances to provide procurement and fulfillment services for certain partners which may be considered affiliates of SOFTBANK America Inc. (or its related companies). The Company recognized net revenues of $6,000 on sales to these related parties for the three- and six-month periods ended July 1, 2000, respectively, and $592,000 and $1.6 million for the three- and six-month periods ended June 30, 2001, respectively. The terms of these sales are comparable to those given to other partners of the Company, and the amount included in accounts receivable as a result of these sales was $197,000 as of June 30, 2001.

NOTE 9--DISCONTINUED OPERATIONS

   On May 26, 2000, the Company completed the previously announced sale of its Off-Price and Action Sports division. The Company received $13.2 million in cash proceeds from the sale. This sale completed the disposition of the Company's discontinued operations.

   Included in accounts payable, accrued expenses, and other as of June 30, 2001 was $813,000 related to certain remaining obligations of the discontinued operations.

   Net sales of discontinued operations were $17.8 million and $36.2 million for the three- and six-month periods ended July 1, 2000, respectively, and $0 for the three- and six-month periods ended June 30, 2001.

NOTE 10--SUBSEQUENT EVENTS

   On July 20, 2001, the Company entered into an agreement to sell 3,000,000 shares of the Company's common stock, at a price per share of $10.00, to Interactive Technology Holdings, LLC, a joint venture company of Comcast Corporation and QVC, Inc. The transaction is subject to certain customary closing conditions, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. The Company anticipates that the closing will occur in August, 2001.

   On July 20, 2001, a right to receive 1,600,000 shares of the Company's common stock was exercised in lieu of future cash revenue share payments. On the day immediately preceeding the exercise of the right, the closing price of a share of the Company's common stock was $9.00.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

   All statements made in this Quarterly Report on Form 10-Q other than statements of historical fact, are forward-looking statements. The words "anticipate", "believe", "estimate", "expect", "intend", "will", "guidance", and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. Those statements are not guarantees of future performance and involve risks, uncertainties and assumptions which will be difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by those forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, the stock market and the sporting goods industry generally, changes affecting the Internet and e-commerce, our ability to maintain relationships with strategic partners and suppliers, our ability to timely and successfully develop, maintain and protect our technology and product and service offerings and execute operationally, our ability to attract and retain qualified personnel, and our ability to successfully integrate our recent acquisition of Fogdog, Inc. More information about potential factors that could affect us are described under the heading "Risk Factors." We expressly disclaim any intent or obligation to update those forward-looking statements except as otherwise specifically stated by us.

Overview

   We develop and operate e-commerce sporting goods businesses for traditional sporting goods retailers, general merchandise retailers, Internet companies, professional sports teams and media companies generally under exclusive agreements. We enable our partners to capitalize on their existing brand assets to exploit online opportunities in the sporting goods retail industry. We customize the design of a partner's Web site with a broad range of characteristics that includes a differentiated user interface, partner-specific content pages, an extensive electronic catalog of product descriptions and images, a searchable database and interactive communication tools. We currently derive virtually all of our revenues from the sale of sporting goods through our partners' Web sites, business to business group sales, 800-number sales, outbound shipping charges and Web site development fees.

Financial Presentation

   Our financial statements present:

  . net revenues, which are derived from sales of sporting goods through our partners' Web sites, business to business group sales and 800-number sales, and related outbound shipping charges, net of allowances for returns and discounts. Net revenues are also derived from fees earned in connection with marketing and Web site development. Net revenues are recorded as these fees are earned.

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

  . other income, which consists primarily of income earned pursuant to the terms of an early lease termination agreement.

  . interest income, net, which consists primarily of interest income earned on cash, cash equivalents and short-term investments, net of interest expense paid primarily in connection with the mortgage on our corporate headquarters and interest expense on capital leases.

Results of Operations

 Comparison of the three-and six-month periods ended June 30, 2001 and July 1, 2000

   Net Revenues. Net revenues from continuing operations increased $9.2 million from $7.8 million for the three-month period ended July 1, 2000 to $17.0 million for the three-month period ended June 30, 2001. This increase was attributable to a $5.8 million increase in sales due to the addition of new Web sites during the last two quarters of fiscal 2000 and in the first two quarters of fiscal 2001, and a $3.4 million increase in sales from Web sites operated in both periods. Net revenues from continuing operations increased $19.7 million from $13.5 million for the six-month period ended July 1, 2000 to $33.2 million for the six-month period ended June 30, 2001. This increase was attributable to a $12.2 million increase in sales due to the addition of new Web sites during the last two quarters of fiscal 2000 and in the first two quarters of fiscal 2001, and a $7.5 million increase in sales from Web sites operated in both periods.

   Cost of Revenues. We incurred cost of revenues from continuing operations of $11.7 million and $22.8 million for the three- and six-month periods ended June 30, 2001 and $5.5 million and $9.5 million for the three- and six-month periods ended July 1, 2000, respectively. As a percentage of net revenues, cost of revenues from continuing operations was 69.0% and 68.9% for the three- and six-month periods ended June 30, 2001, and 71.0% and 70.2% for the three- and six-month periods ended July 1, 2000, respectively.

   Gross Profit. We had gross profit from continuing operations of $5.3 million and $10.3 million for the three- and six-month periods ended June 30, 2001, and $2.2 million and $4.0 million for the three- and six-month periods ended July 1, 2000, respectively. As a percentage of net revenues, gross profit from continuing operations was 31.0% and 31.1% for the three- and six-month periods ended June 30, 2001, and 29.0% and 29.8% for the three- and six-month periods ended July 1, 2000, respectively.

   Sales and Marketing Expenses. Sales and marketing expenses from continuing operations decreased $2.7 million from $9.5 million for the three-month period ended July 1, 2000 to $6.8 million for the three-month period ended June 30, 2001. This decrease was primarily due to a $2.8 million decrease in advertising costs and a $1.3 million decrease in third-party warehouse and fulfillment services costs, offset, in part, by a $1.5 million increase in personnel and occupancy costs associated with our fulfillment operations. Sales and marketing expenses from continuing operations decreased $5.1 million from $19.3 million for the six-month period ended July 1, 2000 to $14.2 million for the six-month period ended June 30, 2001. This decrease was primarily due to a $6.8 million decrease in advertising costs and a $2.6 million decrease in third-party warehouse and fulfillment services costs, offset, in part, by a $3.2 million increase in personnel and occupancy costs associated with our fulfillment operations and an $874,000 increase in personnel costs associated with our merchandising and customer service departments.

   Product Development Expenses. Product development expenses from continuing operations increased $200,000 from $1.9 million for the three-month period ended July 1, 2000 to $2.1 million for the three-month period ended June 30, 2001. This increase was primarily due to a $282,000 increase in personnel costs and a $197,000 increase in equipment and software maintenance costs associated with the increased number of Web sites that we operated and maintained, offset, in part, by a $295,000 decrease in costs associated with our use of professional consultants. Product development expenses from continuing operations increased $1.0 million from $3.5 million for the six-month period ended July 1, 2000 to $4.5 million for the six-month period ended June 30, 2001. This increase was primarily due to a $778,000 increase in personnel costs, a $540,000 increase in equipment and software maintenance costs associated with the increased number of Web sites that we operated and maintained, and a $204,000 increase in support costs related to our management information systems, offset, in part, by a $569,000 decrease in costs associated with our use of professional consultants.

   General and Administrative Expenses. General and administrative expenses from continuing operations increased $300,000 from $2.3 million for the three-month period ended July 1, 2000 to $2.6 million for the three-month period ended June 30, 2001. This increase was primarily due to an $81,000 increase in credit card chargeback activity due principally to increased sales volume, a $120,000 increase in travel related expenses, and a $179,000 increase in personnel costs and insurance related expenses to support our e-commerce business, offset, in part, by a $133,000 decrease in professional fees. General and administrative expenses from continuing operations increased $900,000 from $4.2 million for the six-month period ended July 1, 2000 to $5.1 million for the six-month period ended June 30, 2001. This increase was primarily due to a $345,000 increase in credit card chargeback activity due principally to increased sales volume, a $195,000 increase in travel related expenses, and a $398,000 increase in personnel costs and insurance related expenses to support our e-commerce business, offset, in part, by a $120,000 decrease in professional fees.

   Stock-Based Compensation Expense. Stock-based compensation expense from continuing operations decreased $1.6 million from $2.5 million for the three-month period ended July 1, 2000 to $917,000 for the three-month period ended June 30, 2001. Stock-based compensation expense from continuing operations decreased $2.4 million from $3.8 million for the six-month period ended July 1, 2000 to $1.4 million for the six-month period ended June 30, 2001. These decreases were the result of lower charges associated with the issuance of warrants and stock options to our partners, consultants, employees and others. As of June 30, 2001, we had an aggregate of $2.2 million of deferred compensation remaining to be amortized.

   Depreciation and Amortization Expenses. Depreciation and amortization expense decreased $400,000 from $1.9 million for the three-month period ended July 1, 2000 to $1.5 million for the three-month period ended June 30, 2001. This decrease was due to a $1.5 million decrease in depreciation expense related to the change in our estimate of the useful lives of our computer hardware and software from two years to four years, offset, in part, by a $1.1 million increase in depreciation expense related to our corporate headquarters, our fulfillment center, and the assets purchased to build, manage and operate our e-commerce business, and a $177,000 increase in amortization of goodwill associated with the Fogdog acquisition. Depreciation and amortization expense decreased $100,000 from $3.3 million for the six-month period ended July 1, 2000 to $3.2 million for the six-month period ended June 30, 2001. This decrease was due to a $2.9 million decrease in depreciation expense related to the change in our estimate of the useful lives of our computer hardware and software from two years to four years, offset, in part, by a $2.6 million increase in depreciation expense related to our corporate headquarters, our fulfillment center, and the assets purchased to build, manage and operate our e-commerce business, and a $351,000 increase in amortization of goodwill associated with the Fogdog acquisition.

   Other income. We had other income of $300,000 and $0 for the three- and six-month periods ended June 30, 2001 and July 1, 2000, respectively. This increase related to fees earned pursuant to the terms of an early lease termination agreement.

   Interest income, net. We had interest income of $540,000, net of interest expense of $183,000, and interest income of $288,000, net of interest expense of $89,000, for the three-month periods ended June 30, 2001 and July 1, 2000, respectively. We had interest income of $1.5 million, net of interest expense of $330,000, and interest income of $518,000, net of interest expense of $89,000, for the six-month periods ended June 30, 2001 and July 1, 2000, respectively. The increases in interest income, net of interest expense, for the three- and six-month periods ended June 30, 2001 compared to the comparable periods in fiscal 2000 were due to higher average balances of cash and cash equivalents and short-term investments during the three- and six-month periods ended June 30, 2001.

   Income Taxes. Since the sales of our discontinued operations, we have not generated taxable income. Net operating losses generated have been carried back to offset income taxes paid in prior years. The remaining net operating losses will be carried forward. Any otherwise recognizable deferred tax assets have been offset by a valuation allowance for the net operating loss carryforwards.

Liquidity and Capital Resources

   On July 20, 2001, we entered into an agreement to sell 3,000,000 shares of our common stock, at a price per share of $10.00, to Interactive Technology Holdings, LLC, a joint venture company of Comcast Corporation and QVC, Inc. The transaction is subject to certain customary closing conditions, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Acts. We anticipate that the closing will occur in August, 2001.

   We raised an aggregate of $146.3 million in gross proceeds through equity financings in fiscal 1999 and fiscal 2000, as well as $5.3 million in gross proceeds through a mortgage financing in fiscal 2000, to finance our e-commerce business. We received an aggregate of $23.5 million in proceeds from the sales of our discontinued operations in fiscal 1999 and fiscal 2000, as well as $35.7 million in net cash from the acquisition of Fogdog in fiscal 2000. We have incurred substantial costs to develop our e-commerce business and to recruit, train and compensate personnel for our creative, engineering, marketing, merchandising, customer service, management information systems and administrative departments. We invested in the required technology, equipment and personnel to make our customer service center and Kentucky distribution center fully operational. As of June 30, 2001, we had cash and cash equivalents of $62.8 million, working capital of $66.8 million, and an accumulated deficit of $117.4 million.

   We used $27.9 million in net cash for operating activities of continuing operations during the six-month period ended June 30, 2001 and $30.0 million in net cash for operating activities of continuing operations during the six-month period ended July 1, 2000. Net cash used for operating activities of continuing operations during the six-month period ended June 30, 2001 was primarily the result of net losses from continuing operations and changes in accounts payable, accrued expenses, and other liabilities, offset, in part, by changes in accounts receivable, inventory, prepaid expenses and other current assets, stock-based compensation, and depreciation and amortization. Net cash used for operating activities of continuing operations during the six-month period ended July 1, 2000 was primarily the result of net losses from continuing operations and changes in accounts receivable, inventory, and accounts payable, accrued expenses, and other liabilities, partially offset by changes in prepaid expenses and other current assets, stock-based compensation, and depreciation and amortization.

   Our investing activities during the six-month period ended June 30, 2001 consisted primarily of purchases of property and equipment. We made capital expenditures of $2.7 million during the six-month period ended June 30, 2001. Also, during the six-month period ended June 30, 2001, we received $978,000 in cash proceeds from sales of short-term investments. During the six-month period ended July 1, 2000, our investing activities consisted primarily of purchases of property and equipment of $5.1 million. In addition, we received $13.2 million in cash proceeds from the sale of our Off-Price and Action Sports division.

   As of June 30, 2001, we had commitments of approximately $210,000 for advertising and promotion programs, as well as $375,000 per fiscal quarter for revenue share payments.

   To date, we have financed our e-commerce operations primarily from the sale of equity securities. We expect that our current cash and the collection of accounts receivable will be sufficient to meet our anticipated cash needs for the foreseeable future. In addition, we expect that we will realize income from our continuing operations, excluding non-cash charges for stock-based compensation and depreciation and amortization, in the fourth quarter of fiscal 2001 and for fiscal year 2002. However, in order to internally fund our anticipated operating expenses and realize income from continuing operations, including non-cash charges, our revenues must increase significantly. If cash flows are insufficient to fund these expenses, we may in the future need to raise additional funds in future periods through public or private financings or other arrangements to fund our operations until we achieve profitability. Failure to raise future capital when needed could seriously harm our business and operating results. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

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

   We incurred substantial losses in fiscal 1999, fiscal 2000 and during the first six months of fiscal 2001, and as of June 30, 2001, we had an accumulated deficit of $117.4 million. We have not achieved profitability from our continuing operations. We may not obtain enough customer traffic or a high enough volume of purchases from our partners' e-commerce sporting goods businesses to generate sufficient revenues to achieve profitability. We could continue to incur operating and net losses. There can be no assurances that we will be able to achieve profitability from our continuing operations.

   We will continue to incur significant operating expenses and capital expenditures as we:

  .  enhance our distribution and order fulfillment capabilities;

  .  further improve our order processing systems and capabilities;

  . develop enhanced technologies and features to improve our partners' e-commerce sporting goods business;

  . enhance our customer service capabilities to better serve our customers' needs;

  . increase our general and administrative functions to support our growing operations; and

  .  continue our sales and marketing activities.

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

   We have been unable to fund our e-commerce operations with the cash generated from our business. If we do not generate cash sufficient to fund our operations, we may in the future need additional financing to continue our growth or our growth may be limited.

   Because we have not generated sufficient cash from operations to date, we have funded our e-commerce operations primarily from the sale of equity securities. Cash from revenues must increase significantly for us to fund anticipated operating expenses internally. If our cash flows are insufficient to fund these expenses, we may in the future need to fund our growth through additional debt or equity financings or reduce costs. Further, we may not be able to obtain financing on satisfactory terms. Our inability to finance our growth, either internally or externally, may limit our growth potential and our ability to execute our business strategy. If we issue securities to raise capital, our existing stockholders may experience additional dilution or the new securities may have rights senior to those of our common stock.

   We must develop and maintain relationships with key brand manufacturers to obtain a sufficient assortment and quantity of quality merchandise on acceptable commercial terms. If we are unable to do so, it could adversely affect our business, results of operations and financial condition.

   We primarily purchase the products we offer directly from the manufacturers of the products. If we are unable to develop and maintain relationships with these manufacturers, we may be unable to obtain or continue to carry a sufficient assortment and quantity of quality merchandise on acceptable commercial terms and our business could be adversely impacted. We do not have written contracts with most of our manufacturers. Manufacturers could stop selling products to us and may ask us to remove their products or logos from our partners' Web sites. In some circumstances, our partners purchase products directly from manufacturers for sale on their Web sites. If we or our partners are unable to obtain products directly from manufacturers, especially popular brand manufacturers, we may not be able to obtain the same or comparable merchandise in a timely manner or on acceptable commercial terms. We currently are not authorized to offer some popular brands of sporting goods, such as Nike, although we are authorized to sell Fogdog's remaining Nike inventory on the fogdog.com Web site. There can be no assurance that we will be able to offer these brands in the future or that we will continue to be able to offer brands we currently offer. If we are unable to offer a sufficient assortment and quantity of quality products at acceptable prices, we may lose sales and market share.

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

   Our success depends to a significant degree upon the contribution of our executive officers and other key personnel, particularly Michael G. Rubin, Chairman, President and Chief Executive Officer. We have employment agreements with some of our executive officers and key personnel. We cannot be sure, however, that we will be able to retain or attract executive, managerial and other key personnel. We have obtained key person life insurance for Mr. Rubin in the amount of $9.0 million. We have not obtained key person life insurance on any of our other executive officers or key personnel.

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

  . e-commerce businesses of sporting goods manufacturers such as adidas.com and Nike.com; and

  . e-commerce businesses that are associated with full-line sporting goods stores such as Shopsports.com.

   In addition, we compete with companies that may be able to provide solutions to companies that wish to establish e-commerce sporting goods businesses, including:

  .  third party providers, such as Amazon.com and USA Networks; and

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

   Our success depends, in large part, upon our ability to anticipate and respond to trends in sporting goods merchandise and consumers' participation in sports. Consumers' tastes in apparel and sporting goods equipment are subject to frequent and significant changes, due in part to manufacturers' efforts to incorporate advanced technologies into some types of sporting goods. In addition, the level of consumer interest in a given sport can fluctuate dramatically. If we fail to identify and respond to changes in sporting goods merchandising and recreational sports participation, our sales could suffer and we could be required to mark down unsold inventory. This would depress our profit margins. In addition, any failure to keep pace with changes in consumers' recreational sports habits could result in lost opportunities which could have an adverse effect on our business, results of operations and financial condition.

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

   As of July 31, 2001, Michael G. Rubin, our Chairman, President and Chief Executive Officer, beneficially owned 25.2%, funds affiliated with SOFTBANK America Inc., or SOFTBANK, beneficially owned 27.1% and Interactive Technology Holdings, LLC, or ITH, a joint venture company formed by Comcast Corporation and QVC, Inc., beneficially owned 15.6% of our outstanding common stock. On July 20, 2001, we agreed to sell 3,000,000 shares of common stock to ITH and Mr. Rubin agreed to sell 1,000,000 shares of common stock to ITH. We anticipate that the closing will occur in August, 2001. Upon consummation of this transaction, Mr. Rubin will beneficially own 20.2%, SOFTBANK will beneficially own 24.7% and ITH will beneficially own 25.7% of our outstanding common stock. Should they decide to act together, Mr. Rubin, SOFTBANK and ITH would be in a position to exercise control over most matters requiring stockholder approval, including the election or removal of directors, approval of significant corporate transactions and the ability generally to direct our affairs. Furthermore, the stock purchase agreements pursuant to which SOFTBANK and ITH acquired their shares of our common stock provide that SOFTBANK and ITH each have the right to designate up to two members of our board. This concentration of ownership and SOFTBANK's and ITH's right to designate members to our board may have the effect of delaying or preventing a change in control of us, including transactions in which stockholders might otherwise receive a premium over current market prices for their shares.

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

   Pursuant to our amended and restated certificate of incorporation, we have authorized a class of 5,000,000 shares of preferred stock, which the board of directors may issue with terms, rights, preferences and designations as the board may determine and without any vote of the stockholders, unless otherwise required by law. Issuing the preferred stock, depending upon the terms, rights, preferences and designations set by the board, may delay, deter or prevent a change in control of us. Issuing additional shares of common stock could result in dilution of the voting power of the current holders of our common stock. In addition, "anti-takeover" provisions of Delaware law may restrict the ability of the stockholders to approve a merger or business combination or obtain control of us.

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

   We do not carry insurance against the risk of credit card fraud, so the failure to adequately control fraudulent credit card transactions could increase our general and administrative expenses. We have put in place technology to help us detect the fraudulent use of credit card information. To date, we have not suffered material losses related to credit card fraud. However, we may in the future suffer losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder's signature.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   There have been no significant changes in market risk for the quarter ended June 30, 2001. See the information set forth in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000 filed with the Securities and Exchange Commission on March 30, 2001.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   We are involved in various routine litigation incidental to our current and discontinued businesses. We believe that the disposition of these matters will not have a material adverse effect on our financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   On July 20, 2001, the Company entered into an agreement to sell 3,000,000 shares of the Company's common stock, at a price per share of $10.00, to Interactive Technology Holdings, LLC, a joint venture company of Comcast Corporation and QVC, Inc. The transaction is subject to certain customary closing conditions, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. The Company anticipates that the closing will occur in August, 2001.

   From April 5, 2001 through July 6, 2001, in connection with the execution of agreements to operate the e-commerce businesses of certain partners, the Company issued to those partners (i) five-year warrants to purchase up to an aggregate of 336,620 shares of the Company's common stock at a weighted average exercise price of $8.97 per share; (ii) five-year warrants to purchase up to an aggregate of 400,000 shares of the Company's common stock at an exercise price of $2.50 per share, subject to the satisfaction of certain performance conditions; and (iii) a right, exercisable for five years from the date of issuance, to receive up to 1,600,000 shares of the Company's common stock, valued for the purposes of such right between $4.79 and $7.03 per share, in lieu of future cash revenue share payments, which right was exercised on July 20, 2001.

   No underwriter was involved in any of the above sales of securities. All of the above securities were issued in reliance upon the exemption set forth in
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), on the basis that they were issued under circumstances not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On May 24, 2001, we held our Annual Meeting of Shareholders. Proxies were solicited for the Annual Meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934. At the Annual Meeting, the following matters were voted on:

   1. Kenneth J. Adelberg, Ronald D. Fisher, Harvey Lamm, Mark S. Menell, Michael S. Perlis, Jeffrey F. Rayport and Michael G. Rubin were elected to serve on the Board of Directors of the Company for one-year terms and until their respective successors are duly elected and qualified. The votes for and the votes withheld for each director were as follows:

          Name                              For                                       Withheld
          ----                              ---                                       --------
   Kenneth J. Adelberg                   29,991,132                                      76,739
   Ronald D. Fisher                      29,990,997                                      76,874
   Harvey Lamm                           29,991,107                                      76,764
   Mark S. Menell                        29,991,107                                      76,764
   Michael S. Perlis                     29,991,107                                      76,764
   Jeffrey F. Rayport                    29,991,092                                      76,779
   Michael G. Rubin                      28,890,112                                   1,177,759

     2. A proposal to approve an Amendment to the Company's 1996 Equity Incentive Plan to (i) increase the number of shares of Common Stock issuable under the Plan from 4,500,000 shares to 7,500,000 shares, and (ii) increase the number of shares which may be granted to employees covered by
  Section 162(m) of the Internal Revenue Code of 1986, as amended, to 1,000,000 was approved by the following vote:

      For                              Against                           Abstain
      ---                              -------                           -------
   24,355,298                         1,590,560                          11,855

     3. A proposal to approve the amendment of the Company's Certificate of Incorporation to (i) increase the number of authorized shares of Common Stock by 30,000,000 shares from 60,000,000 shares to 90,000,000 shares, and
  (ii) increase the number of authorized shares of Preferred Stock by 4,000,000 shares from 1,000,000 shares to 5,000,000 shares was approved by the following vote:

      For                              Against                           Abstain
      ---                              -------                           -------
   24,358,166                         1,590,104                           9,443

     4. A proposal to approve the amendment and restatement of the Company's Certificate of Incorporation in the form attached as Appendix B to the Proxy Statement, including specifically to (i) establish that directors may be removed with or without cause by the vote of a majority of the voting power of all the then-outstanding shares of the Company entitled to vote for directors; and (ii) establish that any provision of the Company's Bylaws may be adopted, amended or repealed by the vote of a majority of the voting power of all the then-outstanding shares of the Company entitled to vote for directors was approved by the following vote:

      For                              Against                            Abstain
      ---                              -------                            -------
   25,750,487                          197,205                            10,021

ITEM 5. OTHER INFORMATION

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

   10.1* Employment Agreement dated June 1, 2001 by and between the Company and Michael G. Rubin.
  --------
  * Management contract or compensatory plan or arrangement


   (b) Reports on Form 8-K

   None.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                          Global Sports, Inc.

                                                 /s/ Jordan M. Copland
                                          By: _________________________________
                                                    Jordan M. Copland
                                               Executive Vice President &
                                                 Chief Financial Officer
Date: August 6, 2001