Form 10-Q
period 2001-09-29
GLOBAL SPORTS INC
filed 2001-11-09
CIK 828750

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934. For the quarterly period ended September 29, 2001.

                                      or

[_]Transition Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934. For the transition period from       to      .

                        Commission File Number 0-16611

                              GLOBAL SPORTS, INC.
            (Exact name of registrant as specified in its charter)

               Delaware                              04-2958132
    (State or other jurisdiction of        (I.R.S. Employer Identification
    incorporation or organization)                     Number)

1075 First Avenue, King of Prussia, PA                  19406
    (Address of principal executive                  (Zip Code)
               offices)

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 29, 2001:

      Common Stock, $.01 par value                           37,193,091(/1/)
     ------------------------------                        -------------------
         (Title of each class)                             (Number of Shares)

(/1/Excludes)approximately 37,000 shares of the registrant's Common Stock which are issuable to former shareholders of Fogdog, Inc. in connection with the registrant's acquisition of Fogdog, but which, as of October 29, 2001, had not yet been issued.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 29, 2001

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I--FINANCIAL INFORMATION
Item 1. Financial Statements:
    Condensed Consolidated Balance Sheets as of December 30, 2000 and
     September 29, 2001 (Unaudited)........................................   3
    Condensed Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2000 and September 29, 2001
     (Unaudited)...........................................................   4
    Condensed Consolidated Statements of Cash Flows for the nine-month
     periods ended September 30, 2000 and September 29, 2001 (Unaudited)...   5
    Notes to Unaudited Condensed Consolidated Financial Statements.........   6
Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations.....................................................  11
Item 3. Quantitative and Qualitative Disclosures About Market Risk.........  26
PART II--OTHER INFORMATION
Item 1. Legal Proceedings..................................................  27
Item 2. Changes in Securities and Use of Proceeds..........................  27
Item 3. Defaults Upon Senior Securities....................................  27
Item 4. Submission of Matters to a Vote of Security Holders................  27
Item 5. Other Information..................................................  27
Item 6. Exhibits and Reports on Form 8-K...................................  27
SIGNATURE..................................................................  29

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

   Although we refer to the retailers, media companies and professional sports organizations for which we develop and operate e-commerce businesses as our "partners," we do not act as an agent or legal representative for any of our partners. We do not have the power or authority to legally bind any of our partners. Similarly, our partners do not have the power or authority to legally bind us. In addition, we do not have the types of liabilities for our partners that a general partner of a partnership would have.

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (Unaudited)

                                                     December 30, September 29,
                                                         2000         2001
                                                     ------------ -------------
                       ASSETS
Current assets:
  Cash and cash equivalents.........................   $ 92,012     $ 92,244
  Short-term investments............................      1,789          829
  Accounts receivable, net of allowance of $287 and
   $83, respectively................................      4,440        4,804
  Inventory.........................................     19,202       17,580
  Prepaid expenses and other current assets.........      1,485        4,063
                                                       --------     --------
    Total current assets............................    118,928      119,520
Property and equipment, net.........................     26,424       27,205
Goodwill, net.......................................     14,363       13,838
Other assets, net...................................        458       12,301
                                                       --------     --------
    Total assets....................................   $160,173     $172,864
                                                       ========     ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, accrued expenses, and other.....   $ 36,486     $ 19,125
  Deferred revenue..................................      1,317        5,418
  Current portion--note payable.....................         35           38
  Current portion--capital lease obligations........        285          383
                                                       --------     --------
    Total current liabilities.......................     38,123       24,964
Note payable........................................      5,247        5,219
Capital lease obligations...........................        503          217
Commitments and contingencies
Stockholders' equity:
  Preferred stock, Series A, $0.01 par value,
   5,000,000 shares authorized; 800 and 400 shares
   issued as mandatorily redeemable preferred stock
   and outstanding as of December 30, 2000 and
   September 29, 2001, respectively.................         --           --
  Common stock, $0.01 par value, 90,000,000 shares
   authorized; 31,925,098 and 37,213,780 shares
   issued as of December 30, 2000 and September 29,
   2001, respectively; 31,925,098 and 37,212,570
   shares outstanding as of December 30, 2000 and
   September 29, 2001, respectively.................        319          372
  Additional paid in capital........................    217,124      274,090
  Accumulated deficit...............................   (101,143)    (131,998)
                                                       --------     --------
                                                        116,300      142,464
  Less: Treasury stock, at par......................         --           --
                                                       --------     --------
    Total stockholders' equity......................    116,300      142,464
                                                       --------     --------
    Total liabilities and stockholders' equity......   $160,173     $172,864
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

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                              Three Months Ended           Nine Months Ended
                          --------------------------- ---------------------------
                          September 30, September 29, September 30, September 29,
                              2000          2001          2000          2001
                          ------------- ------------- ------------- -------------
Net revenues............    $  9,014      $ 18,051      $ 22,483      $ 51,219
Cost of revenues........       6,286        11,900        15,742        34,746
                            --------      --------      --------      --------
    Gross profit........       2,728         6,151         6,741        16,473
                            --------      --------      --------      --------
Operating expenses:
  Sales and marketing...       8,625         7,364        27,937        21,598
  Product development...       1,920         2,259         5,422         6,713
  General and
   administrative.......       2,224         2,388         6,462         7,505
  Stock-based
   compensation.........         510         7,597         4,297         8,967
  Depreciation and
   amortization.........       2,135         1,792         5,467         4,962
                            --------      --------      --------      --------
    Total operating
     expenses...........      15,414        21,400        49,585        49,745
Other (income) expense:
  Other income..........          --          (100)           --          (400)
  Interest income, net..        (308)         (508)         (826)       (2,017)
                            --------      --------      --------      --------
    Total other (income)
     expense............        (308)         (608)         (826)       (2,417)
                            --------      --------      --------      --------
Loss from continuing
 operations.............     (12,378)      (14,641)      (42,018)      (30,855)
Discontinued operations:
  Loss on disposition of
   discontinued
   operations...........          --            --        (4,983)           --
                            --------      --------      --------      --------
Net loss................    $(12,378)     $(14,641)     $(47,001)     $(30,855)
                            ========      ========      ========      ========
Losses per share--basic
 and diluted:
  Loss from continuing
   operations...........    $  (0.57)     $  (0.42)     $  (2.06)     $  (0.94)
  Loss on disposition of
   discontinued
   operations...........          --            --         (0.24)           --
                            --------      --------      --------      --------
  Net loss..............    $  (0.57)     $  (0.42)     $  (2.30)     $  (0.94)
                            ========      ========      ========      ========
Weighted average shares
 outstanding--basic and
 diluted................      21,817        34,747        20,446        32,892
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

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                         Nine Months Ended
                                                    ---------------------------
                                                    September 30, September 29,
                                                        2000          2001
                                                    ------------- -------------
Cash Flows from Operating Activities:
 Net loss..........................................   $(47,001)     $(30,855)
  Deduct:
   Loss on disposition of discontinued operations..     (4,983)           --
                                                      --------      --------
 Loss from continuing operations...................    (42,018)      (30,855)
                                                      --------      --------
 Adjustments to reconcile loss from continuing
  operations to net cash used in operating
  activities:
   Depreciation and amortization...................      5,467         4,962
   Stock-based compensation........................      4,297         8,967
 Changes in operating assets and liabilities, net
  of discontinued operations:
   Accounts receivable, net........................     (4,881)         (364)
   Inventory.......................................     (4,226)        1,622
   Prepaid expenses and other current assets.......        800          (444)
   Accounts payable, accrued expenses, and other...     (4,062)      (17,361)
   Deferred revenue................................        307         4,101
                                                      --------      --------
   Net cash used in continuing operations..........    (44,316)      (29,372)
   Net cash provided by discontinued operations....        256            --
                                                      --------      --------
   Net cash used in operating activities...........    (44,060)      (29,372)
                                                      --------      --------
Cash Flows from Investing Activities:
 Acquisition of property and equipment, net........     (9,804)       (5,082)
 (Additions) reductions to goodwill and other
  assets, net......................................       (427)          299
 Proceeds from sale of discontinued operations.....     13,200            --
 (Purchases) sales of short-term investments.......       (799)          960
                                                      --------      --------
   Net cash provided by (used in) investing
    activities.....................................      2,170        (3,823)
                                                      --------      --------
Cash Flows from Financing Activities:
 Repayments of capital lease obligations...........        (71)         (188)
 Proceeds from (repayments of) mortgage note.......      5,300           (25)
 Purchases of treasury stock.......................         --            (4)
 Proceeds from the sale of common stock............     39,873        30,256
 Proceeds from exercises of common stock options
  and warrants.....................................        541         3,388
                                                      --------      --------
   Net cash provided by financing activities.......     45,643        33,427
                                                      --------      --------
Net increase in cash and cash equivalents..........      3,753           232
Cash and cash equivalents, beginning of period.....     27,345        92,012
                                                      --------      --------
Cash and cash equivalents, end of period...........   $ 31,098      $ 92,244
                                                      ========      ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

   Global Sports, Inc. ("Global" or the "Company"), a Delaware corporation, develops and operates the electronic commerce ("e-commerce") businesses of retailers, media companies, and professional sports organizations. The Company currently derives virtually all of its revenues from the sale of goods through its partners' Web sites, business to business group sales, 800-number sales, outbound shipping charges, and Web site development and operating fees. Each of the Company's partners owns the URL address of its Web site. Based upon the terms of the agreements with its partners, the Company owns certain components of the Web sites and the partners own other components.

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

NOTE 2--ACCOUNTING POLICIES

   Change in Useful Life of Property and Equipment: During the three-month period ended March 31, 2001, the Company increased its estimate of the useful lives of its computer hardware and software from two years to four years. This change had the effect of decreasing the loss from continuing operations for the three- and nine-month periods ended September 29, 2001 by $1.4 million and $4.3 million, or $0.04 and $0.13 per share, respectively.

   Other assets, net: Other assets, net consists primarily of deferred revenue share charges. This asset will be amortized as the revenue share expense is incurred.

   Shipping & Handling Costs: The Company defines shipping and handling costs as only those costs incurred for a third-party shipper to transport products to the customer and these costs are included in cost of revenues. In some instances, shipping and handling costs exceed shipping revenues charged to the customer, and are subsidized by the Company. Additionally, the Company selectively offers promotional free shipping whereby it ships merchandise to customers free of all shipping and handling charges. The cost of promotional free shipping and subsidized shipping and handling was $606,000 and $2.1 million for the three- and nine-month periods ended September 30, 2000, respectively, and $99,000 and $933,000 for the three- and nine-month periods ended September 29, 2001, respectively, and was charged to sales and marketing expense.

 New Accounting Pronouncements

   Business Combinations, Goodwill and Other Intangible Assets: In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.

   Under an impairment-only approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Any impairment loss resulting from the transition impairment test would be recorded as a cumulative effect of a change in accounting principle. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

   Impairment or Disposal of Long-Lived Assets: In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principals Board ("APB") Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 retains the requirement in APB No. 30 to report separately discontinued operations, and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. This statement is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

NOTE 3--EQUITY TRANSACTIONS

   On August 23, 2001, the Company issued to Interactive Technology Holdings, LLC ("ITH") 3,000,000 shares of its common stock at a price of $10.00 per share, for an aggregate purchase price of $30.0 million. At the same time, ITH acquired 1,000,000 shares of the Company's common stock from Michael G. Rubin, Chairman, President and Chief Executive Officer of the Company, at a price of $10.00 per share, for an aggregate purchase price of $10.0 million.

   On July 20, 2001, a right to receive 1,600,000 shares of the Company's common stock was exercised in lieu of future cash revenue share payments. On the day immediately preceding the exercise of the right, the closing price of a share of the Company's common stock was $9.00.

   During the three- and nine-month periods ended September 29, 2001, the Company granted options and warrants to purchase 1,281,970 and 3,665,620 shares of the Company's common stock to employees, directors, partners, consultants, and others, respectively. The range of exercise prices for all options and warrants granted was from $1.00 to $17.15 for the three-month period ended September 29, 2001, and from $0.01 to $17.15 for the nine-month period ended September 29, 2001. As a result of the grant of these options and warrants and the amortization of deferred compensation from prior grants, the Company recorded stock-based compensation expense of $7.6 million and $9.0 million for the three- and nine-month periods ended September 29, 2001, respectively, primarily as a result of non-employee grants. As of September 29, 2001, the Company had an aggregate of $1.8 million of deferred stock-based compensation remaining to be amortized over the next four years.

   Options and warrants to purchase 519,824 and 622,337 shares of the Company's common stock were exercised during the three- and nine-month periods ended September 29, 2001, respectively. The range of exercise prices was from $0.01 to $15.00 for the three- and nine-month periods ended September 29, 2001, respectively. These exercises resulted in cash proceeds to the Company of $3.2 million and $3.4 million for the three- and nine-month periods ended September 29, 2001, respectively.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

NOTE 4--STOCK-BASED COMPENSATION

   The following table shows the amounts of stock-based compensation, arising primarily from issuances of stock options and warrants, that would have been recorded under the following income statement categories had stock-based compensation not been separately stated in the statements of operations:

                                Three Months Ended           Nine Months Ended
                            --------------------------- ---------------------------
                            September 30, September 29, September 30, September 29,
                                2000          2001          2000          2001
                            ------------- ------------- ------------- -------------
                                  (in thousands)              (in thousands)
   Sales and marketing.....     $   1        $   90        $1,082        $  184
   Product development.....        --           386            --           386
   General and
    administrative.........       509         7,121         3,215         8,397
                                -----        ------        ------        ------
                                $ 510        $7,597        $4,297        $8,967
                                =====        ======        ======        ======

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

   The amounts used in calculating losses per share data are as follows:

                                 Three Months Ended           Nine Months Ended
                             --------------------------- ---------------------------
                             September 30, September 29, September 30, September 29,
                                 2000          2001          2000          2001
                             ------------- ------------- ------------- -------------
                                   (in thousands)              (in thousands)
   Loss from continuing
    operations.............    $(12,378)     $(14,641)     $(42,018)     $(30,855)
   Loss on disposition of
    discontinued
    operations.............          --            --        (4,983)           --
                               --------      --------      --------      --------
   Net loss................    $(12,378)     $(14,641)     $(47,001)     $(30,855)
                               ========      ========      ========      ========
   Weighted average shares
    outstanding--basic and
    diluted................      21,817        34,747        20,446        32,892
                               ========      ========      ========      ========
   Outstanding common stock
    options having no
    dilutive effect........       3,102         5,623         3,102         5,623
                               ========      ========      ========      ========
   Outstanding common stock
    warrants having no
    dilutive effect........       3,709         8,073         3,709         8,073
                               ========      ========      ========      ========

NOTE 6--CONCENTRATIONS OF CREDIT RISK

   As of September 29, 2001, the Company had $2.2 million included in accounts receivable related to sales of one vendor's products through Web site and other 800-number sales, which are due over a weighted average period of four months.

   Cash equivalents potentially subject the Company to credit risk. As of September 29, 2001 the Company had $86.3 million invested with three financial institutions. The composition of these investments are regularly monitored by management.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

NOTE 7--COMMITMENTS AND CONTINGENCIES

 Legal Proceedings

   The Company is involved in various routine litigation, including litigation in which the Company is a plaintiff, incidental to its business. The Company believes that the disposition of such routine litigation will not have a material adverse effect on the financial position or results of operations of the Company.

 Employment Agreements

   As of September 29, 2001, the Company had employment agreements with several of its employees for an aggregate annual base salary $2.3 million plus bonuses and increases in accordance with the terms of the agreements. Remaining terms of such contracts range from two to three years.

 Advertising and Media Agreements

   As of September 29, 2001, the Company was contractually committed for the purchase of future advertising totaling approximately $50,000 through the fiscal year ending December 29, 2001. The expense related to these commitments will be recognized in accordance with the Company's accounting policy related to advertising.

 Revenue Share Payments

   As of September 29, 2001, the Company was contractually committed to minimum cash revenue share payments of $375,000 per fiscal quarter through July, 2011.

 Pending Acquisition

   On September 13, 2001, the Company entered into a definitive merger agreement to acquire all of the outstanding shares of Ashford.com, Inc. ("Ashford"), an online luxury goods retailer. Under the terms of the agreement, upon consummation of the merger, Ashford stockholders will receive $0.125 and 0.0076 of a share of Global's common stock for each share of Ashford common stock. Global expects to pay approximately $7.1 million in cash and to issue approximately 430,000 shares of common stock in exchange for all issued and outstanding shares of Ashford common stock. All outstanding options to purchase shares of Ashford common stock will terminate immediately prior to the effective time of the merger, and any outstanding warrants to purchase Ashford common stock that do not by their terms terminate as a result of the merger will be assumed by the Company and exchanged for warrants entitling the holder to the merger consideration described above. The transaction, which will be accounted for as a purchase, is expected to close in late 2001 or early 2002.

NOTE 8--SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

 Noncash Investing and Financing Activities

   On July 20, 2001, a right to receive 1,600,000 shares of the Company's common stock was exercised in lieu of future cash revenue share payments. The Company has valued these deferred revenue share charges at $14.4 million and has included them in prepaid expenses and other current assets and other assets, net.

NOTE 9--RELATED PARTY TRANSACTIONS

   The Company has entered into strategic alliances to provide procurement and fulfillment services for QVC, Inc., and a partner which may be considered an affiliate of SOFTBANK America Inc. (or its related companies). The Company recognized net revenues of $768,000 on sales to these related parties for the three- and nine-month

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)

periods ended September 30, 2000, respectively, and $186,000 and $1.4 million for the three- and nine-month periods ended September 29, 2001, respectively. The terms of these sales are comparable to those given to other partners of the Company, and the amount included in accounts receivable as a result of these sales was $55,000 as of September 29, 2001.

NOTE 10--DISCONTINUED OPERATIONS

   On May 26, 2000, the Company completed the previously announced sale of its Off-Price and Action Sports division. The Company received $13.2 million in cash proceeds from the sale. This sale completed the disposition of the Company's discontinued operations.

   Included in accounts payable, accrued expenses, and other as of September 29, 2001 was $804,000 related to certain remaining obligations of the discontinued operations.

   Net sales of discontinued operations were $0 and $36.2 million for the three- and nine-month periods ended September 30, 2000, respectively, and $0 for the three- and nine-month periods ended September 29, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

   All statements made in this Quarterly Report on Form 10-Q other than statements of historical fact are forward-looking statements. The words "anticipate", "believe", "estimate", "expect", "intend", "may", "plan", "will", "would", "should", "guidance", "potential", "continue", "confident", "prospects" and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. Those statements are not guarantees of future performance and involve risks, uncertainties and assumptions which will be difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by those forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, consumer spending, the stock market and the industries in which we operate, changes affecting the Internet and e-commerce, our ability to maintain relationships with strategic partners and suppliers, our ability to timely and successfully develop, maintain and protect our technology and product and service offerings and execute operationally, our ability to attract and retain qualified personnel, and our ability to successfully integrate our acquisitions of other businesses, including our proposed acquisition of Ashford.com. More information about potential factors that could affect us are described under the heading "Risk Factors." We expressly disclaim any intent or obligation to update those forward-looking statements except as otherwise specifically stated by us.

Overview

   We develop and operate e-commerce businesses for retailers, media companies, and professional sports organizations. We enable our partners to capitalize on their existing brands to exploit online commerce opportunities. We customize the design of a partner's Web site with a broad range of characteristics that includes a differentiated user interface, partner-specific content pages, an extensive electronic catalog of product descriptions and images, a searchable database and interactive communication tools. We currently derive virtually all of our revenues from the sale of goods through our partners' Web sites, business to business group sales, 800-number sales, outbound shipping charges, and Web site development and operating fees.

Recent Developments

   In August 2001, we announced our intention to expand our business to include developing and operating e-commerce businesses beyond the sporting goods merchandise category. Concurrent with that announcement, we announced that we had entered into an e-commerce agreement with Kmart Corporation and Bluelight.com LLC, a subsidiary of Kmart. Under that agreement, we manage certain aspects of Kmart's overall e-commerce business, including fulfillment, technology and customer service in exchange for a combination of fixed fees and a guaranteed percentage of sales. Kmart selects the merchandise to be sold on the site, owns a portion of the inventory and provides in-store marketing of the e-commerce business at its retail outlets and other offline marketing support, including newspaper circular advertising. In addition to our agreement with Kmart and Bluelight.com, we intend to selectively pursue additional opportunities outside of sporting goods, while continuing to grow our existing sporting goods business.

   On September 13, 2001, we entered into a definitive merger agreement to acquire all of the outstanding shares of Ashford.com, Inc., an online luxury goods retailer. Under the terms of the agreement, upon consummation of the merger, Ashford stockholders will receive $0.125 and 0.0076 of a share of our common stock for each share of Ashford common stock. We expect to pay approximately $7.1 million in cash and to issue approximately 430,000 shares of common stock in exchange for all issued and outstanding shares of Ashford common stock. All outstanding options to purchase shares of Ashford common stock will terminate immediately prior to the effective time of the merger, and any outstanding warrants to purchase Ashford common stock that do not by their terms terminate as a result of the merger will be assumed by us and exchanged for warrants entitling the holder to the merger consideration described above. The transaction, which will be accounted for as a purchase, is expected to close in late 2001 or early 2002.

Financial Presentation

   Our financial statements present:

  . net revenues, which are derived from sales of goods through our partners' Web sites, business to business group sales, 800-number sales, and related outbound shipping charges, net of allowances for returns and discounts. Net revenues are also derived from fees earned in connection with marketing and Web site development and operation.

  . cost of revenues, which include the cost of products sold and inbound freight related to these products, as well as outbound shipping and handling costs, other than those related to promotional free shipping and subsidized shipping and handling which are included in sales and marketing expense.

  . sales and marketing expenses, which include advertising and promotional expenses, including promotional free shipping and subsidized shipping and handling costs, distribution facility expenses, customer service costs, merchandising costs and payroll and related expenses. These expenses also include partner revenue shares, which are payments made to our partners in exchange for the use of their brands, the promotion of our partners' URLs and Web sites in their marketing and communication materials, the implementation of programs to provide incentives to our partners' in-store customers to shop online and other programs and services provided to the customers of our partners' Web sites.

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

Results of Operations

 Comparison of the three- and nine-month periods ended September 29, 2001 and September 30, 2000

   Net Revenues. Net revenues from continuing operations increased $9.1 million from $9.0 million for the three-month period ended September 30, 2000 to $18.1 million for the three-month period ended September 29, 2001. This increase was primarily attributable to a $5.5 million increase in sales due to the net addition of new Web sites and 800-number sales during the last quarter of fiscal 2000 and in the first three quarters of fiscal 2001, a $2.6 million increase in sales from Web sites operated in both periods, and a $1.0 million increase in fixed and variable service fee revenue. Net revenues from continuing operations increased $28.7 million from $22.5 million for the nine-month period ended September 30, 2000 to $51.2 million for the nine-month period ended September 29, 2001. This increase was primarily attributable to a $16.7 million increase in sales due to the net addition of new Web sites and 800-number sales during the last quarter of fiscal 2000 and in the first three quarters of fiscal 2001, an $11.0 million increase in sales from Web sites operated in both periods, and a $1.0 million increase in fixed and variable service fee revenue.

   Cost of Revenues. We incurred cost of revenues from continuing operations of $11.9 million and $34.7 million for the three- and nine-month periods ended September 29, 2001 and $6.3 million and $15.7 million for the three-and nine-month periods ended September 30, 2000, respectively. As a percentage of net revenues, cost of revenues from continuing operations was 65.9% and 67.8% for the three- and nine-month periods ended September 29, 2001, and 69.7% and 70.0% for the three- and nine-month periods ended September 30, 2000, respectively.

   Gross Profit. We had gross profit from continuing operations of $6.2 million and $16.5 million for the three- and nine-month periods ended September 29, 2001, and $2.7 million and $6.7 million for the three- and nine-month periods ended September 30, 2000, respectively. As a percentage of net revenues, gross profit from continuing operations was 34.1% and 32.2% for the three- and nine-month periods ended September 29, 2001, and 30.3% and 30.0% for the three- and nine-month periods ended September 30, 2000, respectively.

   Sales and Marketing Expenses. Sales and marketing expenses from continuing operations decreased $1.2 million from $8.6 million for the three-month period ended September 30, 2000 to $7.4 million for the three-month period ended September 29, 2001. This decrease was primarily due to a $1.1 million decrease in third-party warehouse and fulfillment services costs, a $507,000 decrease in subsidized shipping and handling costs, a $378,000 decrease in professional fees and a $345,000 decrease in advertising costs, offset, in part, by a $1.2 million increase in personnel and occupancy costs associated with our fulfillment operations. Sales and marketing expenses from continuing operations decreased $6.3 million from $27.9 million for the nine-month period ended September 30, 2000 to $21.6 million for the nine-month period ended September 29, 2001. This decrease was primarily due to a $7.1 million decrease in advertising costs and a $3.7 million decrease in third-party warehouse and fulfillment services costs, offset, in part, by a $4.3 million increase in personnel and occupancy costs associated with our fulfillment operations and a $1.0 million increase in personnel costs associated with our merchandising and customer service departments.

   Product Development Expenses. Product development expenses from continuing operations increased $339,000 from $1.9 million for the three-month period ended September 30, 2000 to $2.3 million for the three-month period ended September 29, 2001. This increase was primarily due to a $385,000 increase in personnel costs and a $162,000 increase in equipment and software maintenance costs associated with the increased number of Web sites that we operated and maintained, offset, in part, by a $254,000 decrease in costs associated with our use of professional consultants. Product development expenses from continuing operations increased $1.3 million from $5.4 million for the nine-month period ended September 30, 2000 to $6.7 million for the nine-month period ended September 29, 2001. This increase was primarily due to a $1.2 million increase in personnel costs, and a $702,000 increase in equipment and software maintenance costs associated with the increased number of Web sites that we operated and maintained, offset, in part, by an $822,000 decrease in costs associated with our use of professional consultants.

   General and Administrative Expenses. General and administrative expenses from continuing operations increased $164,000 from $2.2 million for the three-month period ended September 30, 2000 to $2.4 million for the three-month period ended September 29, 2001. This increase was primarily due to a $269,000 increase in insurance related expenses and other administrative costs to support our e-commerce business and an $86,000 increase in credit card chargeback activity due principally to increased sales volume, offset, in part, by a $193,000 decrease in personnel costs. General and administrative expenses from continuing operations increased $1.0 million from $6.5 million for the nine-month period ended September 30, 2000 to $7.5 million for the nine-month period ended September 29, 2001. This increase was primarily due to a $678,000 increase in insurance related expenses and other administrative costs to support our e-commerce business and a $431,000 increase in credit card chargeback activity due principally to increased sales volume, offset, in part, by a $152,000 decrease in professional fees.

   Stock-Based Compensation Expense. Stock-based compensation expense from continuing operations increased $ 7.1 million from $510,000 for the three-month period ended September 30, 2000 to $7.6 million for the three-month period ended September 29, 2001. Stock-based compensation expense from continuing operations increased $4.7 million from $ 4.3 million for the nine-month period ended September 30, 2000 to

$9.0 million for the nine-month period ended September 29, 2001. These increases were the result of higher charges associated with the issuance of warrants and stock options to our partners, consultants, employees and others. As of September 29, 2001, we had an aggregate of $1.8 million of deferred stock-based compensation remaining to be amortized.

   Depreciation and Amortization Expenses. Depreciation and amortization expense decreased $343,000 from $2.1 million for the three-month period ended September 30, 2000 to $1.8 million for the three-month period ended September 29, 2001. This decrease was due to a $1.4 million decrease in depreciation expense related to the change in our estimate of the useful lives of our computer hardware and software from two years to four years, offset, in part, by an $805,000 increase in depreciation expense related to our corporate headquarters, our fulfillment center and the assets purchased to build, manage and operate our e-commerce business and a $178,000 increase in amortization of goodwill associated with the Fogdog acquisition. Depreciation and amortization expense decreased $505,000 from $5.5 million for the nine-month period ended September 30, 2000 to $5.0 million for the nine-month period ended September 29, 2001. This decrease was due to a $4.3 million decrease in depreciation expense related to the change in our estimate of the useful lives of our computer hardware and software from two years to four years, offset, in part, by a $3.4 million increase in depreciation expense related to our corporate headquarters, our fulfillment center and the assets purchased to build, manage and operate our e-commerce business and a $529,000 increase in amortization of goodwill associated with the Fogdog acquisition.

   Other income. We had other income of $100,000 and $400,000 for the three- and nine-month periods ended September 29, 2001, and $0 for the three- and nine-month periods ended September 30, 2000, respectively. These increases related to fees earned pursuant to the terms of an early lease termination agreement.

   Interest income, net. We had interest income of $508,000, net of interest expense of $140,000, and interest income of $308,000, net of interest expense of $87,000, for the three-month periods ended September 29, 2001 and September 30, 2000, respectively. We had interest income of $2.0 million, net of interest expense of $470,000, and interest income of $826,000, net of interest expense of $177,000, for the nine-month periods ended September 29, 2001 and September 30, 2000, respectively. The increases in interest income, net of interest expense, for the three- and nine-month periods ended September 29, 2001 compared to the comparable periods in fiscal 2000 were due to higher average balances of cash and cash equivalents and short-term investments during the three- and nine-month periods ended September 29, 2001.

   Income Taxes. Since the sales of our discontinued operations, we have not generated taxable income. Net operating losses generated have been carried back to offset income taxes paid in prior years. The remaining net operating losses will be carried forward. Any otherwise recognizable deferred tax assets have been offset by a valuation allowance for the net operating loss carryforwards.

Liquidity and Capital Resources

   On August 23, 2001, we issued to ITH 3,000,000 shares of our common stock at a price of $10.00 per share, for an aggregate purchase price of $30.0 million. At the same time, ITH acquired 1,000,000 shares of our common stock from Michael G. Rubin, our Chairman, President and Chief Executive Officer, at a price of $10.00 per share, for an aggregate purchase price of $10.0 million.

   On July 20, 2001, a right to receive 1,600,000 shares of our common stock was exercised in lieu of future cash revenue share payments. On the day immediately preceding the exercise of the right, the closing price of a share of our common stock was $9.00.

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

   We have incurred substantial costs to develop our e-commerce business and to recruit, train and compensate personnel for our creative, engineering, marketing, merchandising, customer service, management information systems and administrative departments. We invested in the required technology, equipment and personnel to make our customer service center and Kentucky distribution center fully operational. As of September 29, 2001, we had cash and cash equivalents of $92.2 million, working capital of $94.6 million, and an accumulated deficit of $132.0 million.

   We used $29.4 million in net cash for operating activities of continuing operations during the nine-month period ended September 29, 2001 and $44.3 million in net cash for operating activities of continuing operations during the nine-month period ended September 30, 2000. Net cash used for operating activities of continuing operations during the nine-month period ended September 29, 2001 was primarily the result of net losses from continuing operations and changes in accounts receivable, prepaid expenses and other current assets, and accounts payable, accrued expenses and other liabilities, offset, in part, by changes in inventory, deferred revenue, stock-based compensation and depreciation and amortization. Net cash used for operating activities of continuing operations during the nine-month period ended September 30, 2000 was primarily the result of net losses from continuing operations and changes in accounts receivable, inventory, and accounts payable, accrued expenses and other liabilities, partially offset by changes in prepaid expenses and other current assets, deferred revenue, stock-based compensation, and depreciation and amortization.

   Our investing activities during the nine-month period ended September 29, 2001 consisted primarily of purchases of property and equipment. We made capital expenditures of $5.1 million during the nine-month period ended September 29, 2001. Also, during the nine-month period ended September 29, 2001, we received $960,000 in cash proceeds from sales of short-term investments. During the nine-month period ended September 30, 2000, our investing activities consisted primarily of purchases of property and equipment of $9.8 million. In addition, we received $13.2 million in cash proceeds from the sale of our Off-Price and Action Sports division.

   As of September 29, 2001, we had commitments of approximately $50,000 for advertising and promotion programs, as well as $375,000 per fiscal quarter for revenue share payments. In connection with the planned acquisition of Ashford.com, we anticipate that approximately $7.1 million in cash will be payable in exchange for outstanding shares of Ashford.com common stock. We also expect to incur acquisition related expenses of approximately $1.4 million.

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

   Although we commenced operations in 1987, we did not initiate our e-commerce business until the first quarter of 1999 and did not begin operating our e-commerce business until the fourth quarter of 1999. Prior to the fourth quarter of 1999, when we launched the e-commerce businesses we operate for our partners, 100% of our revenues had been generated by our discontinued operations. The sale of the discontinued operations was completed in May 2000. Accordingly, 100% of our revenues are currently generated through our e-commerce business. Based on our limited experience with our e-commerce business, it is difficult to predict whether we will be successful. Thus, our chances of financial and operational success should be evaluated in light of the risks, uncertainties, expenses, delays and difficulties associated with operating a business in a relatively new and unproven market, many of which may be beyond our control. Our failure to address these issues could have a material adverse effect on our business, results of operations and financial condition.

 We expect increases in our operating expenses and continuing losses.

   We incurred substantial losses in fiscal 1999, fiscal 2000 and during the first nine months of fiscal 2001, and as of September 29, 2001, we had an accumulated deficit of $132.0 million. We have not achieved profitability from our continuing operations. We may not obtain enough customer traffic or a high enough volume of purchases from our partners e-commerce businesses to generate sufficient revenues to achieve profitability. We could continue to incur operating and net losses. There can be no assurances that we will be able to achieve profitability from our continuing operations.

   We will continue to incur significant operating expenses and capital expenditures as we:

  .  enhance our distribution and order fulfillment capabilities;

  .  further improve our order processing systems and capabilities;

  . develop enhanced technologies and features to improve our partners' e-commerce businesses;

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

   Prior to the recent expansion of our relationship with Bluelight.com, our business had been limited to the sporting goods industry. Through the proposed acquisition of Ashford, we intend to expand our operations into the luxury goods industry. We may not be able to successfully expand our operations into new industries.

   Until recently, our business had been limited to the sporting goods industry. Through the recent expansion of our relationship with Bluelight.com, we have begun to expand our operations into other industries, including electronics and home products. Through the proposed acquisition of Ashford.com, Inc., we intend to further expand our business into the luxury goods industry. In order to successfully expand our business into these industries, we must develop and maintain relationships with manufacturers in these industries and hire and retain skilled personnel to help manage these areas of our business. Our failure to successfully expand our business into these industries could adversely affect our business, results of operations and financial condition.

   Our success is tied to the success of the retail industry and our partners for which we operate e-commerce businesses.

   Our future success is substantially dependent upon the success of the retail industry and our partners for which we operate e-commerce businesses. From time to time, the retail industry has experienced downturns. Any downturn in the retail industry could adversely affect our business. In addition, if our partners were to have financial difficulties or seek protection from their creditors, or if we are unable to replace our partners or obtain new partners, it could adversely affect our business, financial condition and results of operations.

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

  . decreases in the number of visitors to the e-commerce businesses operated by us or the inability to convert these visitors into customers;

  . our failure to offer an appealing mix of products, including sporting goods, apparel and footwear;

  . our inability to adequately maintain, upgrade and develop our partners' Web sites, the systems used to process customers' orders and payments or our computer network;

  . the ability of our competitors to offer new or superior e-commerce businesses, services or products;

  .  price competition that results in lower profit margins or losses;

  . our inability to obtain specific products and brands or unwillingness of vendors to sell their products to us;

  . unanticipated fluctuations in the amount of consumer spending on various products that we sell, which tend to be discretionary spending items;

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

  .  government regulations related to use of the Internet for commerce; and

  . unfavorable economic conditions specific to the Internet, e-commerce or the industries in which we operate.

   Seasonal fluctuations in sales could cause wide fluctuations in our quarterly results.

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

   We primarily purchase the products we offer directly from the manufacturers of the products. If we are unable to develop and maintain relationships with these manufacturers, we may be unable to obtain or continue to carry a sufficient assortment and quantity of quality merchandise on acceptable commercial terms and our business could be adversely impacted. We do not have written contracts with most of our manufacturers. Manufacturers could stop selling products to us and may ask us to remove their products or logos from our partners' Web sites. In some circumstances, our partners purchase products directly from manufacturers for sale on their Web sites. If we or our partners are unable to obtain products directly from manufacturers, especially popular brand manufacturers, we may not be able to obtain the same or comparable merchandise in a timely manner or on acceptable commercial terms. For example, we currently are not authorized to offer some popular brands of sporting goods, such as Nike, although we are authorized to sell the remaining Nike inventory held by Fogdog, Inc. on the fogdog.com Web site. There can be no assurance that we will be able to offer these brands in the future or that we will continue to be able to offer brands we currently offer. If we are unable to offer a sufficient assortment and quantity of quality products at acceptable prices, we may lose sales and market share.

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

  .  computer viruses; and

  .  other similar events.

   We launched our first partners' e-commerce businesses in the fourth quarter of fiscal 1999. The limited time during which we have been operating these businesses, as well as the inherent unpredictability of the events described above, makes it difficult to predict whether the occurrence of any of these events is likely. If any of these events do occur, they could result in interruptions, delays or cessations in service to users of our partners' Web sites, which could have a material adverse effect on our business, results of operations and financial condition.

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

   We may face material delays in introducing new services, products and enhancements. If this happens, our customers may forgo the use of our partners' e-commerce businesses and use those of our competitors. To remain competitive, we must continue to enhance and improve the functionality and features of our partners' e-commerce businesses. The Internet and the online commerce industry are rapidly changing. If competitors introduce new products and services using new technologies or if new industry standards and practices emerge, our partners' existing Web sites and our proprietary technology and systems may become obsolete.

   Developing our partners' e-commerce businesses and other proprietary technology entails significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our partners' Web sites, our order processing systems and our computer network to meet customer requirements or emerging industry standards.

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

   We rely on our developing relationships with online services, search engines, directories and other Web sites and e-commerce businesses to drive traffic to the e-commerce businesses we operate. If we are unable to develop or maintain these relationships, our business, financial condition and results of operations could be adversely affected.

   We have relationships with online services, search engines, directories and other Web sites and e-commerce businesses to provide content, advertising banners and other links that link to our partners' Web sites. We expect to rely on these relationships as significant sources of traffic to our partners' Web sites and to generate new customers. If we are unable to develop satisfactory relationships on acceptable terms, our ability to attract new customers could be harmed. Further, many of the parties with which we may have online advertising arrangements could provide advertising services for other marketers of goods. As a result, these parties may be reluctant to enter into or maintain relationships with us. Failure to achieve sufficient traffic or generate sufficient revenue from purchases originating from third- parties may result in termination of these types of relationships. Without these relationships, we may not be able to sufficiently increase our market share and our business, financial condition and results of operations could be adversely affected.

   Our success is dependent upon our executive officers and other key personnel.

   Our success depends to a significant degree upon the contribution of our executive officers and other key personnel, particularly Michael G. Rubin, Chairman, President and Chief Executive Officer. We have employment agreements with some of our executive officers and key personnel. We cannot be sure, however, that we will be able to retain or attract executive, managerial and other key personnel. We have obtained key person life insurance for Mr. Rubin in the amount of $9.0 million. We have not obtained key person life insurance for any of our other executive officers or key personnel.

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

  . e-commerce businesses of specialty retailers and catalogs such as Footlocker.com and REI.com;

  . e-commerce businesses of traditional general merchandise retailers such as Target.com and WalMart.com;

  . e-commerce businesses of specialty manufacturers such as adidas.com and Nike.com; and

  . e-commerce businesses that are associated with full-line sporting goods stores such as Shopsports.com.

   In addition, we compete with companies that may be able to provide solutions to companies that wish to establish e-commerce businesses, including:

  .  third party providers, such as Amazon.com and USA Networks; and

  . third-party fulfillment and customer services providers, such as Fingerhut, Keystone Internet Services and ClientLogic.

   Finally, we compete with traditional channels of distribution for our specialty goods, including full-line retailers, specialty retailers, general merchandise retailers, catalogs and manufacturers' direct stores.

   If we experience problems in our fulfillment, warehouse and distribution operations, we could lose customers.

   Although we operate our own fulfillment center, we rely upon multiple third parties for the shipment of our products. We also rely upon certain vendors to ship products directly to our customers. As a result, we are subject to the risks associated with the ability of these vendors to successfully and timely fulfill and ship customer orders and to successfully handle our inventory delivery services to meet our shipping needs. The failure of these vendors to provide these services, or the termination or interruption of these services, could adversely affect our business, results of operations and financial condition.

   Sporting goods and apparel are subject to changing consumer preferences. If we fail to anticipate these changes, we could experience lower sales, higher inventory markdowns and lower margins.

   Our success depends, in part, upon our ability to anticipate and respond to trends in sporting goods merchandise and consumers' participation in sports. Consumers' tastes in apparel and sporting goods equipment are subject to frequent and significant changes, due in part to manufacturers' efforts to incorporate advanced technologies into some types of sporting goods. In addition, the level of consumer interest in a given sport can fluctuate dramatically. If we fail to identify and respond to changes in sporting goods merchandising and recreational sports participation, our sales could suffer and we could be required to mark down unsold inventory. This would depress our profit margins. In addition, any failure to keep pace with changes in consumers' recreational sports habits could result in lost opportunities which could have an adverse effect on our business, results of operations and financial condition.

   High merchandise returns could adversely affect our business, financial condition and results of operations.

   Our policy for allowing our customers to return products is generally consistent with the policies of each of our partners for which we operate e-commerce businesses. If merchandise returns are significant, our business, financial condition and results of operations could be adversely affected.

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

   As of October 29, 2001, Michael G. Rubin, our Chairman, President and Chief Executive Officer, beneficially owned 19.0%, funds affiliated with SOFTBANK America Inc., or SOFTBANK, beneficially owned 23.3% and Interactive Technology Holdings, LLC, or ITH, a joint venture company formed by Comcast Corporation and QVC, Inc., beneficially owned 24.2% of our outstanding common stock. Should they decide to act together, Mr. Rubin, SOFTBANK and ITH would be in a position to exercise control over most matters requiring stockholder approval, including the election or removal of directors, approval of significant corporate transactions and the ability generally to direct our affairs. Furthermore, the stock purchase agreements pursuant to which SOFTBANK and ITH acquired their shares of our common stock provide that SOFTBANK and ITH each have the right to designate up to two members of our board of directors. This concentration of ownership and SOFTBANK's and ITH's right to designate members to our board of directors may have the effect of delaying or preventing a change in control of us, including transactions in which stockholders might otherwise receive a premium over current market prices for their shares.

   From time to time, we may acquire or invest in other companies. There are risks associated with potential acquisitions and investments. As a result, we may not achieve the expected benefits of potential acquisitions.

   If we are presented with appropriate opportunities, we may make investments in complementary companies, products or technologies or we may purchase other companies. On September 13, 2001, we entered into a definitive merger agreement to acquire all of the outstanding shares of Ashford.com, Inc., an online luxury goods retailer. We may not realize the anticipated benefits of the acquisition of Ashford or any other investment or acquisition. We may not be able to successfully assimilate the additional personnel, operations, acquired technology and products into our business. Any acquisition, including the acquisition of Ashford, may further strain our existing financial and managerial controls and reporting systems and procedures. In addition, key personnel of an acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees or increase our expenses. Further, the physical expansion in facilities that would occur as a result of the acquisition of Ashford and any other acquisition may result in disruptions that seriously impair our business. Finally, we will be issuing equity securities as part of the purchase price for the shares of Ashford and we may have to incur debt or issue additional equity securities to pay for other acquisitions or investments, the issuance of which could be dilutive to our stockholders.

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

   We believe that the current globalization of the economy requires businesses to consider pursuing international expansion. In the future, we may expand into international markets. International sales are subject to inherent risks and challenges that could adversely affect our profitability, including:

  . the need to develop new supplier and manufacturer relationships, particularly because major manufacturers may require that our international operations deal with local distributors;

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

   Published reports have also indicated that growth in the use of the Internet has resulted in users experiencing delays, transmission errors and other difficulties. As currently configured, the Internet may not support an increase in the number or requirements of users. In addition, there have been outages and delays on the Internet as a result of damage to the current infrastructure. The amount of traffic on our partners' Web sites could be materially affected if there are outages or delays in the future. The use of the Internet may also decline if there are delays in the development or adoption of modifications by third parties that are required to support increased levels of activity on the Internet. If any of the foregoing occurs, or if the Internet does not become a viable commercial medium, our business, results of operations and financial condition could be materially adversely affected. In addition, we may be required to spend significant capital to adapt our operations to any new or emerging technologies relating to the Internet.

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

   Pursuant to our amended and restated certificate of incorporation, we have authorized a class of 5,000,000 shares of preferred stock, which our board of directors may issue with terms, rights, preferences and designations as the board may determine and without any vote of the stockholders, unless otherwise required by law. Issuing the preferred stock, depending upon the terms, rights, preferences and designations set by our board, may delay, deter or prevent a change in control of us. Issuing additional shares of common stock could result in dilution of the voting power of the current holders of our common stock. In addition, "anti-takeover" provisions of Delaware law may restrict the ability of the stockholders to approve a merger or business combination or obtain control of us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   There have been no significant changes in market risk for the quarter ended September 29, 2001. See the information set forth in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000 filed with the Securities and Exchange Commission on March 30, 2001.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   We are involved in various routine litigation incidental to our current and discontinued businesses. We believe that the disposition of these matters will not have a material adverse effect on our financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   On July 20, 2001, a right to receive 1,600,000 shares of the Company's common stock was exercised in lieu of future cash revenue share payments. On the day immediately preceding the exercise of the right, the closing price of a share of the Company's common stock was $9.00.

   On July 20, 2001, the Company issued to ITH a five-year warrant to purchase an aggregate of 300,000 shares of the Company's common stock at an exercise price of $6.00 per share in consideration for certain corporate development services performed by ITH on behalf of the Company.

   On August 23, 2001, the Company issued to ITH 3,000,000 shares of its common stock at a price of $10.00 per share, for an aggregate purchase price of $30.0 million. At the same time, ITH acquired 1,000,000 shares of the Company's common stock from Michael G. Rubin, Chairman, President and Chief Executive Officer of the Company, at a price of $10.00 per share, for an aggregate purchase price of $10.0 million.

   From July 6, 2001 through August 17, 2001, in connection with the execution of agreements to operate the e-commerce businesses of certain partners, the Company issued to those partners five-year warrants to purchase up to an aggregate of 476,620 shares of the Company's common stock at a weighted average exercise price of $12.74 per share.

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

   None.

ITEM 5. OTHER INFORMATION

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

    2.1(/1/) Agreement and Plan of Merger and Reorganization, dated as of September 13, 2001, among Global Sports, Inc., a Delaware corporation, Ruby Acquisition Corp., a Delaware corporation, and Ashford.com, Inc., a Delaware corporation.

    2.2(/1/) Form of Voting Agreement, dated as of September 13, 2001, entered into between Global Sports, Inc., a Delaware corporation, and certain stockholders of Ashford.com, Inc., a Delaware corporation.

     4.1      Form of Investor Warrant.

     4.2      Form of Partner Warrant.

    10.1(/2/) Stock Purchase Agreement, dated as of July 20, 2001, by and among
              Global Sports, Inc., Michael G. Rubin and Interactive Technology
              Holdings, LLC.

    10.2+ License and E-Commerce Agreement, dated July 6, 2001, by and among Global Sports Interactive, Inc., The Sports Authority, Inc.
              and The Sports Authority Michigan, Inc.

    10.3+ E-Commerce Agreement, dated as of August 10, 2001, by and between Global Sports Interactive, Inc., Bluelight.com LLC and Kmart
              Corporation.

    99.1(/2/) Letter Agreement, dated as of July 20, 2001, among Global Sports,
              Inc., Interactive Technology Holdings, LLC, SOFTBANK Capital
              Partners LP and SOFTBANK Capital Advisors Fund LP.

--------
  (/1/Incorporated)by reference to the Company's Current Report on Form 8-K dated September 13, 2001.
  (/2/Incorporated)by reference to the Company's Current Report on Form 8-K dated July 13, 2001.
  + Confidential treatment has been requested as to certain portions of this exhibit. The omitted portions have been separately filed with the Securities and Exchange Commission.

   (b) Reports on Form 8-K

   The Company completed the acquisition of Fogdog, Inc. on December 28, 2000. On July 24, 2001, the Company filed a Current Report on Form 8-K to include the consent of PricewaterhouseCoopers LLP ("PWC"), Fogdog's accountants, to the incorporation by reference into certain of the Company's registration statements of PWC's report dated January 31, 2000 on the financial statements of Fogdog contained in the Company's Current Report on Form 8-K filed on January 12, 2001.

   The Company filed a Current Report on Form 8-K on August 27, 2001 reporting that the Company completed the sale of 3,000,000 shares of its common stock to Interactive Technology Holdings, LLC ("ITH") at a purchase price of $10.00 per share for an aggregate purchase price of $30,000,000 and that Michael G. Rubin, Chairman of the Board, President and Chief Executive Officer of the Company, sold 1,000,000 shares of the Company's common stock to ITH at a purchase price of $10.00 per share for an aggregate purchase price of $10,000,000.

   The Company filed a Current Report on Form 8-K on September 18, 2001 reporting that the Company entered into a merger agreement to acquire all of the outstanding shares of Ashford.com, Inc.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                          Global Sports, Inc.

                                                 /s/ Jordan M. Copland
                                          By: _________________________________
                                                    Jordan M. Copland
                                               Executive Vice President &
                                                 Chief Financial Officer
Date: November 9, 2001