Form 10-Q/A
period 2001-09-29
GLOBAL SPORTS INC
filed 2002-02-07
CIK 828750

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

================================================================================

                                   FORM 10-Q/A

                     AMENDMENT NO. 1 TO THE QUARTERLY REPORT


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended SEPTEMBER 29, 2001.
             -------------------------------------------------------------------
or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____to _____.
             -------------------------------------------------------------------


         Commission File Number 0-16611
                                -------

                               GLOBAL SPORTS, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

     DELAWARE                                                 04-2958132
     -------------------------------------------------------------------------
     (State or other jurisdiction                          (I.R.S. Employer
    of incorporation or organization)                   Identification Number)


      1075 FIRST AVENUE, KING OF PRUSSIA, PA                    19406
      ----------------------------------------------------------------------
      (Address of principal executive offices)                (Zip Code)

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

             Common Stock, $.01 par value       37,193,091/(1)/
                (Title of each class)          (Number of Shares)

(1) Excludes approximately 37,000 shares of the registrant's Common Stock which are issuable to former shareholders of Fogdog, Inc. in connection with the registrant's acquisition of Fogdog, but which, as of October 29, 2001, had not yet been issued.

PURPOSE OF AMENDMENT

         The Registrant previously filed certain of its material contracts as exhibits to its Quarterly Report on Form 10-Q for the nine-month period ended September 29, 2001. The Registrant requested confidential treatment as to certain portions of certain of the contracts. The Registrant hereby amends Item 6 of its Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2001, as set forth in the pages attached hereto.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

         Exhibit No.        Description
         -----------        -----------

         2.1/(1)/           Agreement and Plan of Merger and Reorganization,
                            dated as of September 13, 2001, among Global Sports,
                            Inc., a Delaware corporation, Ruby Acquisition
                            Corp., a Delaware corporation, and Ashford.com,
                            Inc., a Delaware corporation.
         2.2/(1)/           Form of Voting Agreement, dated as of September 13,
                            2001, entered into between Global Sports, Inc., a
                            Delaware corporation, and certain stockholders of
                            Ashford.com, Inc., a Delaware corporation.
         4.1(3)             Form of Investor Warrant.
         4.2(3)             Form of Partner Warrant.
         10.1/(2)/          Stock Purchase Agreement, dated as of July 20, 2001,
                            by and among Global Sports, Inc., Michael G. Rubin
                            and Interactive Technology Holdings, LLC.
         10.2+              License and E-Commerce Agreement, dated July 6,
                            2001, by and among Global Sports Interactive, Inc.,
                            The Sports Authority, Inc. and The Sports Authority
                            Michigan, Inc.
         10.3+              E-Commerce Agreement, dated as of August 10, 2001,
                            by and between Global Sports Interactive, Inc.,
                            Bluelight.com LLC and Kmart Corporation.
         99.1/(2)/          Letter Agreement, dated as of July 20, 2001, among
                            Global Sports, Inc., Interactive Technology
                            Holdings, LLC, SOFTBANK Capital Partners LP and
                            SOFTBANK Capital Advisors Fund LP.

_____________
         /(1)/ Incorporated by reference to the Company's Current Report on Form
               8-K dated September 13, 2001.

         /(2)/ Incorporated by reference to the Company's Current Report on Form
               8-K dated July 13, 2001.

          (3) Previously filed on Form 10-Q for the nine-month period ended September 29, 2001.

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

                                                     GLOBAL SPORTS, INC.



DATE: February 5, 2002                   By:       /s/ Jordan M. Copland
                                             -----------------------------------
                                                      Jordan M. Copland
                                                 Executive Vice President &
                                                   Chief Financial Officer