Form 10-K
period 2001-12-29
GLOBAL SPORTS INC
filed 2002-04-04
CIK 828750

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

    For the fiscal year ended December 29, 2001 or

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

                    Common Stock, par value $.01 per share

                               (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of the close of business on March 15, 2002, was approximately $217,629,828.(/1/) There were 38,060,527 shares of the registrant's Common Stock outstanding as of the close of business on March 15, 2002.(/2/)

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE
 (Specific sections incorporated are identified under applicable items herein)

  Certain information required for Part III of this Form 10-K is incorporated herein by reference to the Proxy Statement for the 2002 Annual Meeting of our shareholders.
--------
(/1/) This amount equals the number of outstanding shares of the registrant's
      Common Stock reduced by the number of shares that may be deemed beneficially owned by the registrant's officers, directors and shareholders owning in excess of 10% of the registrant's Common Stock, multiplied by the last reported sale price for the registrant's Common Stock on March 15, 2002. This information is provided solely for record keeping purposes of the Securities and Exchange Commission and shall not be construed as an admission that any officer, director or 10% shareholder in the registrant is an affiliate of the registrant or is the beneficial owner of any such shares. Any such inference is hereby disclaimed.
(/2/) Excludes approximately 430,000 shares of the registrant's common Stock which are issuable to former shareholders of Ashford.com, Inc. in connection with the registrant's acquisition of Ashford.com, but which, as of March 15, 2002, had not yet been issued.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              GLOBAL SPORTS, INC.
                          ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                    PART I

 ITEM 1:   BUSINESS.....................................................     1
 ITEM 2:   PROPERTIES...................................................    25
 ITEM 3:   LEGAL PROCEEDINGS............................................    26
 ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........    26
 ITEM 4.1: EXECUTIVE OFFICERS OF THE REGISTRANT.........................    27

                                    PART II

 ITEM 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.....................................................    28
 ITEM 6:   SELECTED FINANCIAL DATA......................................    28
 ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS...................................    30
 ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...    39
 ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................    39
 ITEM 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE....................................    39

                                   PART III

 ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........    40
 ITEM 11:  EXECUTIVE COMPENSATION.......................................    40
 ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT..................................................    40
 ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............    40

                                    PART IV

 ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K....................................................    40
 SIGNATURES..............................................................   43

  For all years prior to 1999, our fiscal year ended on December 31. Effective for 1999, we changed our fiscal year from the last day of December to the Saturday nearest the last day of December. Accordingly, references to fiscal 1997, fiscal 1998, fiscal 1999, fiscal 2000, fiscal 2001 and fiscal 2002 refer to the years ended December 31, 1997, December 31, 1998, January 1, 2000, December 30, 2000, December 29, 2001 and the year ending December 28, 2002.

  Although we refer to the retailers, manufacturers, media companies and professional sports organizations for which we develop and operate e-commerce businesses as our "partners," we do not act as an agent or legal representative for any of our partners. We do not have the power or authority to legally bind any of our partners. Similarly, our partners do not have the power or authority to legally bind us. In addition, we do not have the types of liabilities for our partners that a general partner of a partnership would have.

  We intend to change our name from Global Sports, Inc. to GSI Commerce, Inc. in May 2002, subject to stockholder approval at our 2002 Annual Meeting of Stockholders. In connection with our name change, we also intend to change our Nasdaq symbol from "GSPT" to "GSIC".

                                    PART I

ITEM 1: BUSINESS.

Overview

  We develop and operate electronic commerce businesses for retailers, manufacturers, media companies and professional sports organizations. The e-commerce businesses that we operate include the sale of products through online retail stores over the Internet and direct response television campaigns. Our scalable solution encompasses Web site design and development, e-commerce technology, customer service, fulfillment, buying and merchandising, content development and management, on-line and database marketing and product development and sourcing. Based on these capabilities, we can quickly and cost-effectively implement customized e-commerce businesses for a broad range of partners.

  We enable our partners to remain focused on their core businesses and avoid substantial investments and operating expenses relating to e-commerce. Depending on the specific needs of a partner, we can undertake either a complete outsourcing of the partner's e-commerce activities or a more customized solution that uses portions of our platform. We benefit from the traffic generated by our partners' established brand franchises and extensive advertising and promotions to achieve operational efficiencies, lower customer acquisition costs and economies of scale. We offer our partners the following:

  . design, development and maintenance of customized Web sites and coordination of the development and production of direct response television campaigns under our partners' banners;

  . extensive technology that operates and manages all aspects of multiple e-commerce businesses including online retail stores and direct response television campaigns;

  . customer service through our 24 hours a day, seven days a week, call center;

  . fulfillment capabilities through our 300,000 square foot general merchandise fulfillment center in Louisville, Kentucky and our 44,000 square foot specialized high value fulfillment center in Houston, Texas that we acquired in connection with our acquisition of Ashford.com, Inc., as well as management of a network of drop-ship vendors that ship directly to customers;

  . access to our centralized database of product descriptions and images, as well as performance data from vendors and independent sources;

  . marketing of Web sites through arrangements with online portals, an extensive affiliate program and database email marketing programs; and

  . buying, merchandising and sourcing of brand-name and unique merchandise, access to a broad assortment of inventory from approximately 1,480 brands encompassing more than 188,000 stock keeping units, referred to as SKUs.

  We provide some or all of these services to each of our partners. In fiscal 2001, we derived virtually all of our revenues from sales of goods through our partners' online stores and direct response television campaigns, toll-free telephone number sales, business-to-business and group sales and related outbound shipping charges, net of allowances for returns and discounts, as well as from fixed and variable fees earned in connection with the development and operation of partners' e-commerce businesses and the provision of marketing services.

  We believe that our ability to quickly and cost-effectively add new partners creates advantages for us over our competitors. In addition, we believe our approach can generate attractive economic returns by allowing us to operate multiple e-commerce businesses for established brands on a common scalable infrastructure.

  We currently operate or have agreements to operate either all or a portion of the e-commerce businesses for 35 partners and for Fogdog, Inc., which we acquired on December 28, 2000. On March 14, 2002, we acquired all of the outstanding shares of Ashford.com and have operated the www.ashford.com Web site since that date.

  We are a Delaware corporation organized in 1986. Our executive offices are located at 1075 First Avenue, King of Prussia, Pennsylvania 19406. Our telephone number is (610) 265-3229.

Recent Developments

  On March 14, 2002, we completed the acquisition of Ashford.com, a leading e-commerce jewelry, luxury goods and corporate gifts company. Under the terms of the acquisition, Ashford.com stockholders are receiving 0.0076 of a share of our common stock and $0.125 in cash for each share of Ashford.com common stock. Following the acquisition, we intend to extend our e-commerce solution to retailers in the jewelry and luxury goods category and expand Ashford.com's e-commerce outsource solution in the corporate gifts category.

Industry Background

  Online Retailing. The U.S. market for online retail sales represents a significant market opportunity. Forrester Research estimates that this market will be $57.6 billion in 2002. The number of Americans who are making online purchases is approximately 55.7 million, according to United States Department of Commerce estimates. The Internet offers a number of advantages to consumers. Consumers can enjoy the time savings, convenience and flexibility of shopping online 24 hours a day, seven days a week, with access to a broader selection of products than is traditionally available in a retail store. In addition, online retailing allows for personalized shopping experiences through the delivery of content, purchasing advice, community and electronic features such as reminder and suggestion services. Consumers also benefit from greater access to product information and heightened attention to customer service. As a result, we believe that more U.S. consumers will make online retail purchases, and, therefore, we expect consumer demand to increase over time. Accordingly, we believe significant opportunities exist to use the brand and marketing power of our partners to attract consumers to the online retail stores we operate.

  The Internet has emerged as one of the fastest growing communications, information and commerce media. Business' and consumers' acceptance of the Internet as a communication, information and commerce platform has created the foundation for significant growth in business-to-consumer and business-to-business commerce.

  The Internet is an attractive marketplace for both online retailers and consumers. Online retailers are able to "display" a larger number and wider variety of products at a lower cost than physical stores and catalogs, which have limitations on inventory and shelf and catalog space. In addition, online retailers do not incur the costs of managing and maintaining a retail store base or the significant printing and mailing costs of catalogs. Online retailers also enjoy significant merchandising flexibility with the ability to easily and frequently adjust their featured selections and editorial content to better respond to consumers' needs. Finally, online retailers can more easily obtain demographic and behavioral data about customers. This increases opportunities for targeted marketing programs and to provide personalized services to their customers.

  Direct Response Television. The U.S. market for direct response television also represents a significant market opportunity. According to the Direct Market Association, direct response television was a $126 billion industry in 2001. Direct response television involves programs and advertisements of various lengths that allow the advertiser to reach a targeted audience, mostly though cable channels. Direct response television programs and advertisements range from one-half hour or longer programs that discuss and demonstrate the products to thirty second advertisements that merely advertise the product. These programs and advertisements provide a toll-free telephone number and usually provide a URL for a Web site for consumers to use to purchase the advertised product. Direct response television allows networks, cable channels, manufacturers and other sellers of product to air programs and advertisements that feature products unique to the networks' or channels' offerings or that provide an additional distribution channel for manufacturers and other sellers of products.

  Direct response television is quickly becoming more widely accepted by consumers and advertisers as an effective means of presenting products to consumers. Advertisers use direct response television to reach a highly targeted audience thus enabling advertisers to focus on the market most suited for their products. Television networks and cable channels have established brands and viewer loyalty. They can capitalize on these brands and create direct response television programs and advertisements that are consistent with their programming offered and their brands. Promotional airtime is used to feature products that are endorsed by the brand or relate specifically to the programming for the purpose of driving direct response campaign traffic to the channel's toll-free telephone number and online retail store.

  Challenges of E-Commerce. We believe that traditional retailers, manufacturers, media companies and professional sports organizations which desire to operate online retail stores or direct response television campaigns face significant obstacles to compete successfully in e-commerce. These companies must develop a separate infrastructure for their online retail stores and direct response television campaigns, including Web site design and development, development and production of direct response television programs and advertisements, order processing, fulfillment, customer service and a digital product database. They must also make significant capital investments to develop in-house technology systems and incur significant expenses to operate their e-commerce businesses. Furthermore, we believe that few viable outsourcing options exist for these retailers to build their e-commerce businesses.

  Companies desiring to establish e-commerce retail businesses confront a variety of obstacles to establishing cost-efficient operations. Many of them do not have expertise in Web site development, the day-to-day operations of an e-commerce business or processing orders. Additionally, many of them do not have significant expertise in fulfillment of products to customers, the provision of customer service or the acquisition of e-commerce customers.

  We also believe that it is costly for single-brand e-commerce companies to own inventory and build a sophisticated fulfillment infrastructure while simultaneously building their brand and driving traffic to their e-commerce businesses. Because e-commerce companies may rely on a single brand, they find it more difficult to establish multiple partnerships with traditional retailers. Online retailers tend to make large investments to build and maintain their brand awareness, resulting in high customer acquisition costs. It also is difficult for e-commerce companies to support the cost of aggregating and maintaining comprehensive inventory in multiple categories.

Our Solution

  We believe that our business model allows us to provide a comprehensive solution to many of the challenges facing retailers, manufacturers, media companies and professional sports organizations that desire to have e-commerce businesses. Our platform allows us to rapidly develop and operate customized online retail stores and direct response television businesses with characteristics appropriate for each of our partners. Our solution enables our partners to remain focused on their core businesses and avoid substantial investments and operating expenses relating to their online retail stores or direct response television campaigns. We believe that we can generate attractive economic returns by operating multiple e-commerce businesses on a common scalable infrastructure and by operating under the established brands of our partners. In addition, our platform allows us to develop and operate for partners under their brands most of the components necessary to conduct a retail catalog business. The following are key features of our solution:

  Rapid Deployment of Comprehensive E-Commerce Businesses. We can quickly develop and implement virtually all aspects of an e-commerce business. These aspects include Web site design and development, e-commerce technology, customer service, fulfillment, buying and merchandising, content development and management, on-line and database marketing and product development and sourcing. We customize the design and operation of a partner's e-commerce businesses with a broad range of characteristics that include differentiated user interfaces on partners' Web sites, partner-specific content pages, an extensive digital catalog of product descriptions and images, partner-specific products for direct response television campaigns and partner specific customer service and fulfillment. Our solution allows our partners to avoid the lengthy start-up, the complex integration effort and the substantial fixed costs required to build and operate online retail stores or direct response television campaigns.

  Creation of Other Channels of Commerce Under Existing Brand Names. We enable our partners to establish distinct e-commerce businesses that are consistent with their brands and that are complementary to their existing distribution channels. We believe that this contributes to the development and value of our partners' existing brand identities.

  Increased Return on Investment Opportunity. We operate multiple e-commerce businesses on a common infrastructure. This allows us to capitalize on our core technology platform and centralized inventory, product database, order processing, fulfillment and customer service. By leveraging our investment in technology and order fulfillment systems over all of our partners, we can derive economies of scale and add additional partners with little incremental spending. In addition, we aggregate demand from all of our partners' e-commerce businesses and generally fulfill customer orders within the specific categories that we operate from a common inventory pool or through our network of drop ship vendors. Although we customize part of the product assortment sold through each of our partners' online retail stores and direct response television campaigns, a large quantity of SKUs is common among multiple businesses. By centralizing inventory management across multiple partner businesses, we are able to increase the frequency of inventory turns, thus reducing obsolescence risk and financing costs.

  Positive and Convenient Shopping Experience. We offer a compelling shopping experience by providing a broad or unique selection of merchandise, easy to use Web sites, in context selling through direct response television campaigns related to specific programming, competitive prices, value added content and strong customer service. We believe that our 24 hours a day, seven days a week customer service and high order accuracy promotes strong brand loyalty for our partners. In addition, we believe that our ability to effectively respond to customer inquiries by e-mail and telephone and to provide detailed product information makes the shopping experience easy and enjoyable and drives repeat purchases.

  Efficient Customer Acquisition. We benefit from the brand assets and substantial marketing budgets of our partners to reduce customer acquisition costs. Our partners' existing marketing budgets allow us to generate exposure and drive traffic to the e-commerce businesses that we operate. For example, our partners generally are contractually obligated to include their Web site addresses, referred to as URLs, and the toll-free telephone numbers in their marketing and communication materials. Our partners' marketing includes television, radio, print and outdoor advertising, point of purchase displays, cash register receipts, shopping bags, employee uniforms and promotional events designed to attract and retain customers. Finally, our partners have valuable, established brand franchises and existing customer bases. We believe that this provides us with a competitive advantage because our partners have a heritage and reputation that lends a degree of comfort to the customer. By having an established history of purchasing from our partners' retail stores or watching our partners' television programming or advertisements, we believe that customers are more inclined to purchase from their online retail stores and direct response television campaigns.

  Benefit from Relationships with Vendors. Many of our partners maintain long-standing relationships with a wide variety of vendors. We also maintain strong relationships with many of these vendors and with sources of unique products. Therefore, unlike many entrants to e-commerce, we are able to obtain direct access to many major brands. We believe that this provides us with an extensive, authorized selection of brands and products for sale through our partners' online retail stores and direct response television campaigns.

Growth Strategy

  Our objective is to generate attractive economic returns by capitalizing on our unique business model to become the leading outsource solution for e-commerce. The key elements of our growth strategy are as follows:

  Expand Our Partner Base. We intend to increase our market share by adding new partners that have strong brand franchises within the categories in which we currently operate and that desire to have an e-commerce business which includes an online retail store or direct response television campaigns or both. New partners could include companies with major brand names in retail, consumer products, media and entertainment, the Internet and professional sports organizations.

  Expand into New Vertical Markets. We intend to selectively expand into categories outside of those in which we currently operate that offer attractive characteristics with respect to size and saturation of the category and average order value and gross margin of products offered within the category. In this connection, in August 2001, we expanded into several additional merchandise categories through our agreement to operate the e-commerce business of Bluelight.com, a subsidiary of Kmart. In 2001, we established a division to develop and operate e-commerce businesses for media and entertainment companies, and in March 2002, we expanded into the jewelry, luxury goods and corporate gifts categories through our acquisition of Ashford.com.

  Promote Brands Online. We intend to build awareness and drive customers to our partners' e-commerce businesses by capitalizing on the brand assets, large marketing budgets, customers of our partners' retail stores and viewers for our partners' television programming and advertisements. Each of our partners prominently features and promotes the URL and/or the toll-free telephone number for its online retail store and its direct response television campaigns in its marketing and communication materials. We also plan to continue to selectively use a variety of online marketing strategies to reach customers and viewers, including public relations, affiliate programs and portal relationships.

  Increase Repeat Purchases. We intend to build customer loyalty and drive repeat purchases by implementing the following strategies:

  .  continuously enhancing our level of customer service;

  .  expanding our customer and product databases;

  .  offering new and unique products and product categories;

  .  implementing direct e-mail marketing techniques to target customers;

  . increasing the level of personalization on our partners' e-commerce businesses; and

  . enhancing our in context product offerings related to specific television programming.

We believe that these initiatives will drive repeat purchases as consumers become increasingly satisfied with their online and direct response television shopping experiences.

  Enhance the Shopping Experience. We plan to continuously enhance and expand the online stores and direct response television campaigns that we operate to address the evolving needs of customers. We intend to improve the scope and presentation of our product offerings by taking advantage of the unique characteristics of the Internet and direct response television as retail media and our relationships with vendors and sources of unique products. In addition, we plan to invest in technology and develop features to improve the functionality, speed, navigation and ease of use of our partners' Web sites and the customer service we offer to support our partners' online retail stores and direct response television campaigns.

  Pursue Growth by Acquisitions. From time to time we assess strategic investments and acquisitions that are aligned with our goals of expanding into new vertical markets, increasing our partner and customer base and expanding our product offerings.

Our Operations

 Web Site and Content Design, Implementation and Maintenance

  We design and develop most of our partners' Web sites. We have in-house personnel that are responsible for Web site design, management and maintenance as well as creative and content modifications. We implement all changes to current Web sites and oversee the creation of new front-end Web sites for most new partners, ensuring that the look and feel of their Web sites meet all parties' satisfaction. We also generate content for each of our partners' Web sites, including product images, product descriptions and buying guides. For example, we have produced buying guides which help customers with their merchandise selection and provide information about selected topics. These guides provide customers with helpful information in selecting various products and provide tips on use of the products. In addition, we have an in-house photography studio which generates a large number of our photographic images. We receive the remainder of our photographic images from our vendors.

  Direct Response Television Campaigns and Product Development

  We typically consult with our partners on the development and production of direct response television campaigns. We have in-house personnel that are responsible for working with our partners to coordinate product selection and the development and production of direct response television marketing campaigns. We typically purchase products from third parties or our partners or outsource the manufacture of products to third parties. These products usually are related to our partners' television programming or their brands. Our personnel also work with our partners to develop in context marketing campaigns relating to our partners' television programming. These campaigns are either produced by our partners or outsourced to third parties for production.

  Technology.

  The three major elements of our technology platform that we use to operate our partners' e-commerce businesses are The Common Engine(TM), the front-end and the data center.

  The Common Engine(TM). We have created a core technology platform, The Common Engine(TM), that can operate and manage all of the applications and functionality across our partners' online retail stores and many of the applications and functionality for our partners' direct response television campaigns. This system allows us to add new partners with little incremental costs. The Common Engine(TM) allows us to operate multiple stores on a common infrastructure with each store being personalized to fit the brand equity and identity of our individual partners. We enhance The Common Engine(TM) continuously to improve our partners' e-commerce businesses and enrich the overall customer experience.

  The Front-End. The front-end represents the overall look and feel of our partners' Web sites. The front-end is the interface with the e-commerce customer and includes content development, logo placement, graphic design, color palette, navigation and links. We use the front-end to communicate special promotions, content feature and product collections as well as the merchandising strategy of each of our partners.

  The Data Center. The data center is our database management system that controls all of the information housed within our partners' online retail stores and direct response television campaigns, including all product images and descriptions, customer log-in and purchasing data, customer profiles, verification requirements, brand information and shipping data. Our database management system was created using Oracle and JDA technologies and runs on Sun Microsystems and IBM hardware. A third-party provider hosts our data center. System security is managed both by internal staff as well as by security staff at our third-party host.

  Our technology infrastructure is supported by a number of fail-over back-up systems. Much of our technology infrastructure is set up with redundancies so that our operations can move forward seamlessly in the event of computer malfunctions. In addition, we continuously strive to improve our partners' e-commerce businesses by conducting functional testing.

 Buying, Merchandising and Vendor Relationships

  Buying, Sourcing and Consignment Inventory. In categories in which we own inventory, we offer for sale a broad assortment of brands and items through certain of our partners' online retail stores and direct response television campaigns. In some categories, a partner may provide us with inventory on a consignment basis, which we offer for sale through that partner's online retail store and direct response television campaigns. We currently offer customers over 1,480 brands and more than 188,000 SKUs across our partners' e-commerce businesses and continue to add additional brands and SKUs. We have personnel who buy and source products in the following merchandise categories: sporting goods, branded and unique products for direct response television campaigns and, with the acquisition of Ashford.com, jewelry, luxury goods and corporate gifts.

  Merchandising. We work with our partners to decide which brands and merchandise to carry. We typically review with our partners what products they are offering or plan to offer in their retail stores or their direct response television campaigns and what television programming and advertisements they plan to air, and determine with our partners what items we believe will be successful on our partners' e-commerce businesses. We believe that we are able to offer a wider variety of merchandise on our retail partners' Web sites than might be found in most of their retail stores because we are not hindered by space availability, although not all of our partners' Web sites carry the same products and brand assortments. In this connection, we currently do not offer some popular brands of sporting goods, such as Nike, although we are authorized to sell Fogdog's remaining Nike inventory on the fogdog.com Web site. In addition, our partners typically have the right to prevent us from selling products which are not sold in their retail stores. We also are able to offer our media partners the opportunity to offer to their viewers products related to their television programming. Our buyers work with partners on strategies for product offerings, merchandise locations within Web sites and television campaigns and promotional activities of our partners. After consulting with a partner on their buying or programming strategy, we then work to enhance product selection and development.

  Vendor Relationships. We believe that we have solid relationships with our vendors and sources of unique products and we continuously seek to add new vendors, brands and sources of unique products. During fiscal 2001, we purchased $12.8 million and $8.7 million of inventory from two separate vendors. These purchases accounted for 23% and 16% of the total amount of inventory we purchased during fiscal 2001.

  Pricing. We establish the prices for products that we offer for sale through our partners' e-commerce businesses from inventory that we own. In the case of consignment inventory, the partner is the seller of the products and establishes the prices. For our retail partners, to the extent possible, we strategically price these products to be consistent with the prices in our partners' retail stores. Accordingly, we may maintain different pricing structures for the same products across our partners' e-commerce businesses.

 Marketing

  Web Site Integration. We work with each of our partners to integrate URL, Web site and toll-free telephone number information into their marketing and advertising campaigns. Our partners usually are contractually obligated to incorporate their URLs and toll-free telephone number into the advertising, marketing, promotion and communication vehicles they create. These marketing vehicles not only incorporate the URL and toll-free telephone number into the copy or design, but the message also educates consumers about these e-commerce businesses and drives traffic and viewers to these businesses. We believe that our partners embrace this strategy because they realize the value in alerting their customers and viewers to an additional distribution channel within their brand.

  Online Marketing and Affiliate Network. We have entered into marketing agreements, including agreements with AOL, Yahoo! and MSN eShop, through which various of our partners are featured prominently in the shopping and other areas of these Internet destinations. We also have agreements with many third party Web sites, referred to as affiliates, which enable them to link to our partners' Web sites. When a visitor clicks through an affiliate to one of our partners' Web sites and the visit generates a sale, we compensate the affiliate with a portion of the sale proceeds. We have implemented a revenue share payment structure to affiliates based on actual sales or, in some cases, clicks through the link. These online marketing and affiliate arrangements are generally subsidized by the partners that are promoted.

  E-mail Campaigns. We are dedicated to managing, strengthening and improving customer relationships. We have implemented personalized customer e-mail campaigns, which inform customers about upcoming specials, promotions, new brands or merchandise in which they might be interested.

 Order Processing and Fulfillment

  Order Processing. We conduct our own order processing, claims processing and crediting of customers. Order processing activities include electronically capturing orders generated through the online retail stores and toll-free telephone numbers that we operate, processing the payment method, determining the shipping costs, adding any applicable sales tax, facilitating any coupon or promotional discounts, sending an order confirmation to the customer and printing a pick ticket, a packing slip, return labels and a detailed order list that include the name of the partner through whose online retail store or toll-free telephone number the order was received. For a typical order, after an item has been ordered by a customer and we have determined that the order has been packed and shipped, our computer system automatically sends an e-mail to that customer informing them that their merchandise has been shipped.

  Fulfillment. We currently conduct fulfillment out of our company-operated fulfillment center located in Louisville, KY and through drop ship arrangements with certain suppliers. Our fulfillment center, which currently is leased by us from a third party, has been operational since August 2000. The fulfillment center is 300,000 square feet and is expandable to 470,000 square feet. We also conduct jewelry, luxury goods and corporate gifts fulfillment from our company-operated 44,000 square foot fulfillment center located in Houston, TX. We also have drop ship arrangements with over 100 suppliers, pursuant to which we transmit to the suppliers orders received through the online retail stores and toll-free telephone numbers that we operate and the suppliers deliver the items ordered directly to consumers.

  Distribution. We currently use UPS, USPS and Federal Express as our primary shipping carriers for non-LTL, or less-than-truckload, items and use a variety of trucking companies for our LTL distribution. We generally ship orders for merchandise in our fulfillment center within two business days of receipt of the order. Our drop shippers generally ship orders within two to five business days for in-stock merchandise and up to six weeks for personalized, customized or made to order merchandise.

  Returns. We accept returns through mailing or delivery services. Our partners that operate retail stores are not required to accept in-store returns of items purchased on their Web sites. When a customer returns an item to us, we provide the customer with a credit and then reshelve the item, return it to the vendor or dispose of it.

 Customer Service

  General. We are committed to providing a high level of customer service. We believe that superior customer service is critical to retaining long-term and repeat customers. We offer customer service 24 hours a day, seven days a week for most of our partners. We provide customer service for our partners under their brand names, and our computer systems automatically identify from which partner a customer needs information or service. Our principal customer service facility is located within our headquarters in King of Prussia, PA.

  Category Experts and Service Experts. In our effort to provide customers with the most thorough and accurate information possible, we have both category experts and service experts on staff within the customer service department. Category experts have a particular interest in and detailed knowledge of particular industry or products. These professionals are able to answer detailed questions about various categories and products to help customers select the best merchandise for them. Service experts are trained and experienced in working with a variety of complex customer service issues.

  E-Mail or Telephone. Customers can obtain assistance through e-mail or telephone. We aim to answer all customer e-mails within 24 hours and often are able to respond within a shorter period of time.

Our Partners

  We operate e-commerce businesses for our partners generally pursuant to exclusive agreements. In most cases, we select and purchase inventory from vendors, sell the inventory directly to customers through the online retail stores and direct response television campaigns that we operate, record revenues generated from the sale of products through those businesses and pay a percentage of those revenues to the respective partners in exchange for the rights to use their brand names and the promotions and advertising that our partners agree to provide.

  In the case of Bluelight.com, LLC, a subsidiary of Kmart Corporation, we manage certain aspects of Bluelight's overall e-commerce business, including fulfillment, technology and customer service in exchange for a combination of fixed fees and a percentage of sales. Bluelight selects the merchandise to be sold on the site, owns a portion of the inventory and provides in-store marketing of the e-commerce business at its retail stores and other offline marketing support, including newspaper circular advertising.

  The following table lists our partners with which we have publicly-announced agreements or for which we operated their e-commerce businesses as of December 29, 2001:

                    Retailers                Professional Sports Organizations
       ------------------------------------  ---------------------------------
       Blades Board & Skate                  Carolina Panthers
       Bluelight (Kmart)                     Denver Broncos
       City Sports                           Detroit Lions
       Dick's Sporting Goods                 LPGA
       Dunham's Sports                       San Diego Chargers
       G.I. Joe's
       Gart Sports (including Sportmart and
        Oshman's)
       MC Sports
                                                      Media Companies
       Modell's Sporting Goods               ---------------------------------
       Olympia Sports                        Comedy Central
       Pro Golf International                FOXSPORTS
       Sport Chalet                          Nickelodeon
       The Athlete's Foot                    PAX
       The Sports Authority                  QVC (sporting goods store)
                                             The Golf Channel
                                             The Sporting News
                      Other
       ------------------------------------  TV Land
       Bally Total Fitness
       Fitness Quest

Competition

  The market for outsourced solutions for the development and operation of e-commerce businesses is continuously evolving and intensely competitive. We compete with companies that can provide all or part of our solution to companies that wish to operate online retail stores and/or direct response television campaigns, including Web site developers and third-party fulfillment and customer service providers. Our primary competitors in this area currently are Amazon.com and USANetworks. We also compete with third-party fulfillment and customer service providers, such as Federal Express, UPS, Newroads and Submitorder.com and third-party providers such as Digital River.

  We believe that we compete with these competitors primarily on the basis of the following:

  . reputation within relevant markets for providing a quality outsourced solution;

  . the comprehensive and flexible nature of the outsourced solution provided; and

  . the quality of Web site design and development, technology, customer service and fulfillment offered.

  In addition, because we sell various products through the e-commerce businesses that we operate, we compete with both the online and offline businesses of:

  .  general merchandise retailers, such as Walmart, Target and Nordstrom;

  . specialty retailers, including sporting goods retailers and jewelry and luxury goods retailers, such as Footlocker, REI.com and Zales;

  .  catalog retailers, such as L.L. Bean and Eastbay; and

  .  manufacturers, such as Nike.

  We believe that we compete with these competitors primarily on the basis of the following:

  .  recognition of and trust in our partners' brands;

  . the broad and unique selection of merchandise that we offer through the online retail stores and direct response television campaigns that we operate;

  .  convenience of the shopping experience;

  .  price;

  .  the amount of product information provided to customers;

  . visibility and performance of the online retail stores and direct response television campaigns that we operate; and

  .  quality of fulfillment and customer service.

Intellectual Property

  We use our partners' names, URLs, logos and other marks in connection with the operation and promotion of their e-commerce businesses. The agreements with our partners generally provide us with licenses to use this intellectual property in connection with the operation of their e-commerce businesses. These licenses generally are co-terminous with the agreements.

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

Government Regulation

  We generally are not regulated other than pursuant to federal, state and local laws applicable to businesses in general or to retailing, e-commerce or television specifically. Certain regulatory authorities have proposed specific laws and regulations governing the Internet and online retailing. These laws and regulations may cover taxation, user privacy, pricing, content, distribution, electronic contracts, characteristics and quality of products and services, intellectual property rights and information security. Changes in consumer protection laws also may impose additional burdens on companies conducting business online. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and online commerce. Unfavorable resolution of these issues may harm our business.

  We currently provide individual personal information regarding users of a partner's e-commerce business to that partner and to certain third parties that we use to process credit cards, process and fulfill orders, send emails, evaluate and maintain the performance of our Web sites. We currently do not identify registered users by age. However, the adoption of additional privacy or consumer protection laws could create uncertainty in Web usage and reduce the demand for our products and services or require us to redesign our partners' Web sites.

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

  In addition, because our services are available through the Internet and toll-free telephone numbers in multiple states, other jurisdictions may claim that we are required to qualify to do business in those jurisdictions. Our failure to qualify in a jurisdiction where we are required to do so could subject us to taxes and penalties. It could also hamper our ability to enforce contracts in these jurisdictions. The application of laws or regulations from jurisdictions whose laws do not currently apply to our business could have a material adverse effect on our business, results of operations and financial condition.

Employees

  As of March 15, 2002, we employed 627 full-time employees, of which approximately 50% are based at our headquarters in King of Prussia, PA.

Discontinued Operations

  Prior to our decision in 1999 to focus exclusively on our e-commerce business, we operated two sporting goods businesses, our Branded Division and our Off-Price and Action Sports Division. We sold our Branded Division on December 29, 1999 and our Off-Price and Action Sports Division on May 26, 2000. We recognized an aggregate loss of approximately $23.2 million on the sale of these divisions. For a more complete discussion, see Note 18 to our consolidated financial statements included in this Annual Report on Form 10-K. Through our Branded Division, we designed, marketed and distributed athletic and outdoor footwear products under the RYKA brand and the Yukon brand. Through our Off-Price and Action Sports Division, we purchased manufacturers' closeout merchandise, overstocks, canceled orders and excess inventories of athletic, outdoor, casual and specialty footwear, athletic apparel and athletic equipment from manufacturers and retailers for resale, and designed and distributed special make-up athletic equipment.

Risk Factors

  Any investment in our common stock or other securities involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Annual Report on Form 10-K. If any of the following risks occur, our business could be materially harmed. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

  All statements made in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. The words "anticipate", "believe", "estimate", "expect", "intend", "may", "plan", "will", "would", "should", "guidance", "potential", "continue", "project", "forecast" and similar expressions typically are used to identify forward-looking statements. These forward-looking statements are based on then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements in this Annual Report on Form 10-K are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, consumer spending, the stock market and the industries in which we operate, changes affecting the Internet and e-commerce, including online retailing and direct response marketing, our ability to maintain relationships with strategic partners and suppliers, our ability to timely and successfully develop, maintain and protect our technology and product and service offerings and execute operationally, our ability to attract and retain qualified personnel and our ability to successfully integrate any acquisitions we may make, including our recent acquisition of Ashford.com. More information about potential factors that could affect us are described below. We expressly disclaim any intent or obligation to update these forward-looking statements.

  Our future success cannot be predicted based upon our limited e-commerce operating history.

  Although we commenced operations in 1987, we did not initiate our e-commerce business until the first quarter of 1999 and did not begin operating our e-commerce business until the fourth quarter of 1999. Prior to the fourth quarter of 1999, when we launched the e-commerce businesses we operate for our partners, 100% of our revenues had been generated by our discontinued operations. The sale of the discontinued operations was completed in May 2000. Accordingly, 100% of our revenues are currently generated through our e-commerce business. In addition, the nature of our e-commerce business has undergone rapid development and change since we began operating it. Based on our limited experience with our e-commerce business, it is difficult to predict whether we will be successful. Thus, our chances of financial and operational success should be evaluated in light of the risks, uncertainties, expenses, delays and difficulties associated with operating a business in a relatively new and unproven market or a new business in an existing market, many of which may be beyond our control. If we are unable to address these issues, we may not be financially or operationally successful.

  We expect increases in our operating expenses and continuing losses.

  We incurred substantial losses in fiscal 1999, fiscal 2000 and fiscal 2001, and as of December 29, 2001, we had an accumulated deficit of $131.7 million. Except for the fourth quarter of fiscal 2001, we have not achieved profitability from our continuing operations. We may not obtain enough customer traffic or viewers or a high enough volume of purchases from the e-commerce businesses that we operate to generate sufficient revenues to achieve profitability. We could continue to incur operating and net losses. There can be no assurances that we will be able to achieve profitability from our continuing operations.

  We will continue to incur significant operating expenses and capital expenditures as we:

  .  enhance our distribution and order fulfillment capabilities;

  .  further improve our order processing systems and capabilities;

  . develop enhanced technologies and features to improve our partners' e-commerce businesses;

  . enhance our customer service capabilities to better serve customers' needs;

  . increase our general and administrative functions to support our growing operations; and

  .  continue our business development, sales and marketing activities.

  Because we will incur many of these expenses before we receive any revenues from our efforts, our losses will be greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate, which could further increase our losses. Also, the timing of these expenses may contribute to fluctuations in our quarterly operating results.

  Prior to the recent expansion of our relationship with Bluelight.com, establishment of our media and entertainment division and our recent acquisition of Ashford.com, our business had been limited to the sporting goods industry. Through the expansion of our Bluelight.com relationship and the acquisition of Ashford.com, we have expanded or intend to expand our operations into other categories. We may not be able to successfully expand our operations into new categories.

  Until recently, our business had been limited to the sporting goods industry. Through the recent expansion of our relationship with Bluelight.com, we have begun to expand our operations into other categories, including consumer electronics, home products, jewelry, toys, books and music. Through the establishment of our media and entertainment division, we have begun to create and work with third parties to manufacture unique products related to direct response television programming. Through our acquisition of Ashford.com, we intend to further expand our business into the jewelry, luxury goods and corporate gifts categories. In order to successfully expand our business into these categories, we must develop and maintain relationships with manufacturers and other sources of product in these categories and hire and retain skilled personnel to help manage these areas of our business. Our failure to successfully expand our business into these categories could limit our ability to increase revenues.

  Our success is tied to the success of the retail industry and the partners for which we operate e-commerce businesses.

  Our future success is substantially dependent upon the success of the retail industry and the partners for which we operate e-commerce businesses. From time to time, the retail industry has experienced downturns. Any downturn in the retail industry could adversely affect our revenues. In addition, if our partners were to have financial difficulties or seek protection from their creditors, or if we are unable to replace our partners or obtain new partners, it could adversely affect our ability to grow our business.

  We have an e-commerce agreement with Bluelight.com, a subsidiary of Kmart, pursuant to which we operate the Bluelight.com Web site. Kmart's recent bankruptcy filing may mean that we may not realize all of the economic benefits of that agreement.

  Kmart, as well as Bluelight.com, recently filed for bankruptcy protection. The bankruptcy court permitted Bluelight.com to pay us all amounts due prior to the bankruptcy filing and to continue business as usual with us. Bluelight.com has the ability to reject its agreement with us, thereby, terminating our relationship with Bluelight.com. If Bluelight.com rejects the e-commerce agreement or does not emerge from bankruptcy, we will not realize all of the economic benefits of that agreement.

  We enter into contracts with our partners. Some of these partners' online retail stores account for a significant portion of our revenue. If we do not maintain good working relationships with our partners or perform as required under these agreements, it could adversely affect our business. Additionally, if our partners terminate their contracts with us, it could negatively affect our business.

  The contracts with our partners establish new and complex relationships between us and our partners. We spend a significant amount of time and effort to maintain our relationships with our partners and address the issues that from time to time may arise from these new and complex relationships. For fiscal 2001, sales to customers through one of our partner's e-commerce business accounted for 25% of our revenue, sales to customers through another of our partner's e-commerce business accounted for 19% of our revenue and sales to our top five partners' e-commerce businesses accounted for 62% of our revenue. For fiscal 2000, sales to customers through one of our partner's e-commerce business accounted for 45% of our revenue, sales to customers through another of our partner's e-commerce business accounted for 20% of our revenue and sales to customers through our top three partners' e-commerce businesses accounted for 71% of our revenue. If we do not maintain a good working relationship with our partners or perform as required under these agreements, our partners could seek to terminate the agreements prior to the end of the term or they could decide not to renew the contracts at the end of the term. This could adversely affect our business, financial condition and results of operations. Moreover, our partners could decide not to renew these contracts for reasons not related to our performance.

  Our operating results are difficult to predict. If we fail to meet the expectations of public market analysts and investors, the market price of our common stock may decline significantly.

  Our annual and quarterly operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Because our operating results may be volatile and difficult to predict, quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance. In some future quarter, our operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock likely will decline significantly.

  Factors that may harm our business or cause our operating results to fluctuate include the following:

  .  our inability to retain existing partners or to obtain new partners;

  . our inability to obtain new customers at a reasonable cost, retain existing customers or encourage repeat purchases;

  . decreases in the number of visitors to or viewers of the online retail stores and direct response television campaigns operated by us or the inability to convert these visitors and viewers into customers;

  .  our failure to offer an appealing mix of products;

  . our inability to adequately maintain, upgrade and develop our partners' Web sites or the technology and systems we use to process customers' orders and payments;

  . the ability of our competitors to offer new or superior e-commerce businesses, services or products;

  .  price competition that results in lower profit margins or losses;

  . our inability to obtain or develop specific products or brands or unwillingness of vendors to sell their products to us;

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

  . government regulations related to the Internet, online retailing or direct response marketing, which could increase the costs associated with operating our businesses; and

  . unfavorable economic conditions specific to the Internet, online retailing, direct response marketing or the industries in which we operate, which could reduce demand for the products sold through the businesses operated by us.

  Seasonal fluctuations in sales could cause wide fluctuations in our quarterly results.

  We expect to experience seasonal fluctuations in our revenues. These seasonal patterns will cause quarterly fluctuations in our operating results. In particular, we expect that our fourth fiscal quarter will account for a disproportionate percentage of our total annual revenues. In anticipation of increased sales activity during our fourth fiscal quarter, we may hire a significant number of temporary employees to supplement our permanent staff and significantly increase our inventory levels. For this reason, if our revenues were below seasonal expectations during the fourth fiscal quarter, our operating results could be below the expectations of securities analysts and investors.

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

  Because we have not generated sufficient cash from operations to date, we have funded our e-commerce businesses primarily from the sale of equity securities. Cash from revenues must increase significantly for us to fund anticipated operating expenses internally. If our cash flows are insufficient to fund these expenses, we may in the future need to fund our growth through additional debt or equity financings or reduce costs. Further, we may not be able to obtain financing on satisfactory terms. Our inability to finance our growth, either internally or externally, may limit our growth potential and our ability to execute our business strategy. If we issue securities to raise capital, our existing stockholders may experience additional dilution or the new securities may have rights senior to those of our common stock.

  We must develop and maintain relationships with key manufacturers to obtain a sufficient assortment and quantity of quality merchandise on acceptable commercial terms. If we are unable to do so, it could adversely affect our business, results of operations and financial condition.

  We primarily purchase the products we offer directly from the manufacturers of the products. If we are unable to develop and maintain relationships with these manufacturers, we may be unable to obtain or continue to carry a sufficient assortment and quantity of quality merchandise on acceptable commercial terms and our business could be adversely impacted. We do not have written contracts with most of our manufacturers. In addition, during fiscal 2001, we purchased 23% and 16% of the total amount of inventory we purchased during fiscal 2001 from two manufacturers. Manufacturers could stop selling products to us and may ask us to remove their products or logos from our partners' Web sites. In some circumstances, our partners purchase products directly from manufacturers for sale on their Web sites. If we or our partners are unable to obtain products directly from manufacturers, especially popular brand manufacturers, we may not be able to obtain the same or comparable merchandise in a timely manner or on acceptable commercial terms. For example, we currently are not authorized to offer some popular brands of sporting goods, such as Nike, although we are authorized to sell the remaining Nike inventory held by Fogdog on the fogdog.com Web site. There can be no assurance that we will be able to offer these brands in the future or that we will continue to be able to offer brands we currently offer. If we are unable to offer a sufficient assortment and quantity of quality products at acceptable prices, we may lose sales and market share.

  We may not be successful in finding, developing and marketing products that consumers of the direct response television campaigns we operate will want to purchase.

  For the direct response television campaigns we operate, our success depends on our ability to select products that consumers will want to purchase. We promote these products on our partners' Web sites as well as through direct response television programming. If we do not select products that consumers want to purchase, this could result in lost opportunities which could reduce sales.

  We may be unable to source product for direct response television campaigns on favorable terms. Additionally, the products we are able to source may not be profitable.

  For direct response television campaigns, our financial performance depends on our ability to develop products or acquire the rights to products that will be appealing to consumers. We select products based on management's retail experience. We may not be successful in finding, developing and marketing products that consumers will want to purchase. Any failure to meet consumers' desires could result in lost opportunities and excess inventory which could reduce our revenues. Additionally, we may select products that are not profitable which could result in lower margins.

  Capacity constraints or system failures could materially and adversely affect our business, results of operations and financial condition.

  Any system failure, including network, telecommunications, software or hardware failure, that causes interruption of the availability of our partners' online retail stores or direct response television campaigns could result in decreased usage of these stores or access to these campaigns. If these failures are sustained or repeated, they could reduce the attractiveness of our partners' online retail stores and direct response television campaigns to customers, vendors and advertisers. Our operations are subject to damage or interruption from:

  .  fire, flood, earthquake or other natural disasters;

  .  power losses, interruptions or brown-outs;

  .  Internet, telecommunications or data network failures;

  .  physical and electronic break-ins or security breaches;

  .  computer viruses; and

  .  other similar events.

  We have been operating e-commerce businesses for our partners for less than three years. The limited time during which we have been operating these businesses, as well as the inherent unpredictability of the events described above, makes it difficult to predict whether the occurrence of any of these events is likely. If any of these events do occur, they could result in interruptions, delays or cessations in service to users of our partners' online retail stores or viewers of our partners' direct response television campaigns.

  In addition, we maintain our computers on which we operate our partners' online retail stores at the facility of a third-party hosting company. We cannot control the maintenance and operation of this facility, which is also susceptible to similar disasters and problems. Our insurance policies may not adequately compensate us for any losses that we may incur. Any system failure that causes an interruption in our service or a decrease in responsiveness could harm our relationships with our customers and result in reduced revenues.

  We may be unable to protect our proprietary technology or keep up with that of our competitors.

  Our success depends to a significant degree upon the protection of our software and other proprietary intellectual property rights. We may be unable to deter misappropriation of our proprietary information, detect unauthorized use or take appropriate steps to enforce our intellectual property rights. In addition, our competitors could, without violating our proprietary rights, develop technologies that are as good as or better than our technology.

  Our failure to protect our software and other proprietary intellectual property rights or to develop technologies that are as good as our competitors' could put us at a disadvantage to our competitors. In addition, the failure of our partners to protect their intellectual property rights, including their trademarks and domain names, could impair our operations. These failures could have a material adverse effect on our ability to generate revenues.

  If we do not respond to rapid technological changes, our services could become obsolete and we could lose customers.

  Due to costs and management time required to introduce new services, products and enhancements, we may be unable to respond to rapid technological changes in a timely enough manner to avoid our services becoming uncompetitive. If this happens, our customers may forgo the use of our partners' e-commerce businesses and use those of our competitors. To remain competitive, we must continue to enhance and improve the functionality and features of our partners' online retail stores and direct response television campaigns. The Internet, online retailing and the direct response marketing are constantly changing. If competitors introduce new products and services using new technologies or if new industry standards and practices emerge, our partners' existing online retail stores and direct response television campaigns and our proprietary technology and systems may become uncompetitive.

  Developing our partners' e-commerce businesses and other proprietary technology entails significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our partners' online retail stores and direct response television campaigns, our order processing systems and our computer and telecommunications network to meet customer requirements or emerging industry standards.

  We may be subject to intellectual property claims or competition or trade practices claims that could be costly and could disrupt our business.

  Third parties may assert that our business or technologies infringe their intellectual property rights. From time to time, we may receive notices from third parties questioning our right to present specific images or logos on our partners' online retail stores or direct response television campaigns, or stating that we have infringed their trademarks or copyrights. We may in the future receive claims that we are engaging in unfair competition or other illegal trade practices. We may be unsuccessful in defending against these claims, which could result in substantial damages, fines or other penalties. The resolution of a claim could also require us to change how we do business, redesign our partners' e-commerce businesses or enter into burdensome royalty or licensing agreements. These license or royalty agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement. Our insurance coverage may not be adequate to cover every claim that third parties could assert against us. Even unsuccessful claims could result in significant legal fees and other expenses, diversion of management's time and disruptions in our business. Any of these claims could also harm our reputation.

  We rely on our ability to enter into marketing and promotion agreements with online services, search engines, directories and other Web sites to drive traffic to the e-commerce businesses we operate. If we are unable to enter into or properly develop these marketing and promotional agreements, our ability to generate revenue could be adversely affected.

  We have entered into marketing and promotion agreements with online services, search engines, directories and other Web sites to provide content, advertising banners and other links that link to our partners' online retail stores. We expect to rely on these agreements as significant sources of traffic to our partners' online retail stores and to generate new customers. If we are unable to enter into satisfactory agreements on acceptable terms, our ability to attract new customers could be harmed. Further, many of the parties with which we may have online advertising arrangements could provide advertising services for other marketers of goods. As a result, these parties may be reluctant to enter into or maintain relationships with us. Failure to achieve sufficient traffic or generate sufficient revenue from purchases originating from third parties may result in termination of these types of agreements. Without these relationships, we may not be able to sufficiently increase our market share.

  Our success is dependent upon our executive officers and other key personnel.

  Our success depends to a significant degree upon the contribution of our executive officers and other key personnel, particularly Michael G. Rubin, Chairman, President and Chief Executive Officer. We have employment agreements with some of our executive officers and key personnel. Due to the costs associated with compensating executive officers and key personnel and the competition for highly qualified personnel, we cannot be sure that we will be able to retain or attract executive, managerial and other key personnel. We have obtained key person life insurance for Mr. Rubin in the amount of $8.0 million. We have not obtained key person life insurance for any of our other executive officers or key personnel.

  We may be unable to hire and retain the skilled personnel necessary to develop our business.

  We intend to continue to hire a number of skilled personnel. Due to intense competition for these individuals from our competitors and other employers, we may not be able to attract, assimilate or retain highly qualified personnel in the future. Our failure to attract and retain the highly trained personnel that are integral to our business may limit our growth rate.

  We may not be able to compete successfully against current and future competitors, which could harm our margins and our business.

  Online retailing and direct response marketing are constantly evolving and are extremely competitive. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our business, financial condition and results of operations. We compete with companies that may be able to provide solutions to companies that wish to establish e-commerce businesses, including:

  .  third party providers, such as Amazon.com, USA Networks and Digital
     River; and

  . third-party fulfillment and customer services providers, such as Federal Express, UPS, Newroads and Submitorder.com.

  We also compete with the online and offline businesses of a variety of companies, including:

  . specialty retailers, including sporting goods and jewelry and luxury goods retailers, such as Footlocker, REI.com and Zales;

  .  general merchandise retailers, such as Target, WalMart and Nordstrom;

  .  catalog retailers, such as L.L. Bean and Eastbay; and

  .  manufacturers, such as Nike.


  If we experience problems in our fulfillment, warehouse and distribution operations, we could lose customers.

  Although we operate our own fulfillment center, we rely upon multiple third parties for the shipment of our products. We also rely upon certain vendors to ship products directly to our customers. As a result, we are subject to the risks associated with the ability of these vendors to successfully and timely fulfill and ship customer orders and to successfully handle our inventory delivery services to meet our shipping needs. The failure of these vendors to provide these services, or the termination or interruption of these services, could adversely affect the satisfaction of our customers, which could result in reduced sales.

  Sporting goods and apparel and jewelry and luxury goods are subject to changing consumer preferences. If we fail to anticipate these changes, we could experience lower sales, higher inventory markdowns and lower margins.

  Our success depends, in part, upon our ability to anticipate and respond to trends in sporting goods and jewelry and luxury goods merchandise and consumers' participation in sports and fashion. Consumers' tastes in sporting goods equipment, apparel, jewelry and luxury goods are subject to frequent and significant changes, due in part to manufacturers' efforts to influence purchases. In addition, the level of consumer interest in a given sport or type of fashion can fluctuate dramatically. If we fail to identify and respond to changes in merchandising and consumer preferences, our sales could suffer and we could be required to mark down unsold inventory. This would depress our profit margins. In addition, any failure to keep pace with changes in consumers' tastes could result in lost opportunities which could reduce sales.

  High merchandise returns could adversely affect our business, financial condition and results of operations.

  Our policy for allowing our customers to return products is generally consistent with the policies of each of our partners for which we operate e-commerce or direct response television businesses. If merchandise returns are significant, our revenues could be adversely affected.

  We may be subject to product liability claims that could be costly and time-consuming.

  We sell products manufactured by third parties, some of which may be defective. If any product that we sell were to cause physical injury or injury to property, the injured party or parties could bring claims against us as the retailer of the product. Our insurance coverage may not be adequate to cover every claim that could be asserted. Similarly, we could be subject to claims that users of our partners' online retail stores or viewers of our partners' direct response television campaigns were harmed due to their reliance on our product information, product selection guides, advice or instructions. If a successful claim were brought against us in excess of our insurance coverage, it could adversely affect our business. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our business.

  We may be liable if third parties misappropriate our customers' personal information.

  If third parties are able to penetrate our network or telecommunications security or otherwise misappropriate our customers' personal information or credit card information or if we give third parties improper access to our customers' personal information or credit card information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. They could also include claims for other misuses of personal information, including unauthorized marketing purposes. These claims could result in litigation. Liability for misappropriation of this information could be significant. In addition, the Federal Trade Commission and state agencies have been investigating various companies regarding their use of customers' personal information. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if government agencies investigate our privacy practices.

  We are controlled by certain principal stockholders.

  As of March 15, 2002, Michael G. Rubin, our Chairman, President and Chief Executive Officer, beneficially owned 19.1%, funds affiliated with SOFTBANK America Inc., or SOFTBANK, beneficially owned 25.2% and Interactive Technology Holdings, LLC, or ITH, a joint venture company of Comcast Corporation and QVC, Inc., beneficially owned 32.2% of our outstanding common stock, including currently exercisable warrants and options to purchase common stock. Should they decide to act together, Mr. Rubin, SOFTBANK and ITH would be in a position to exercise control over most matters requiring stockholder approval, including the election or removal of directors, approval of significant corporate transactions and the ability generally to direct our affairs. Furthermore, the stock purchase agreements pursuant to which SOFTBANK and ITH acquired their shares of our common stock provide that SOFTBANK and ITH each have the right to designate up to two members of our board of directors. This concentration of ownership and SOFTBANK's and ITH's right to designate members to our board of directors may have the effect of delaying or preventing a change in control of us, including transactions in which stockholders might otherwise receive a premium over current market prices for their shares.

  From time to time, we may acquire or invest in other companies. There are risks associated with potential acquisitions and investments. As a result, we may not achieve the expected benefits of potential acquisitions.

  If we are presented with appropriate opportunities, we may make investments in complementary companies, products or technologies or we may purchase other companies. On March 14, 2002, we acquired all of the outstanding shares of Ashford.com, an online jewelry, luxury goods and corporate gifts retailer. We may not realize the anticipated benefits of the acquisition of Ashford or any other investment or acquisition. We may not be able to successfully assimilate the additional personnel, operations, acquired technology or products into our business. Any acquisition, including the acquisition of Ashford.com, may further strain our existing financial and managerial controls and reporting systems and procedures. If we do not successfully integrate the business of Ashford.com, the expenditures on integration efforts will reduce our cash position without us being able to realize the expected benefits of the merger. In addition, key personnel of an acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Further, the physical expansion in facilities that would occur as a result of the acquisition of Ashford.com and any other acquisition may result in disruptions that seriously impair our business. Finally, we may have to incur debt or issue additional equity securities to pay for other acquisitions or investments, the issuance of which could be dilutive to our stockholders.

  There are certain risks associated with our acquisition of Ashford.com as a result of litigation pending or threatened against Ashford.com at the time of the acquisition.

  The staff of the Securities and Exchange Commission has been conducting an investigation concerning Ashford.com's accounting and disclosures relating to its marketing agreement with Amazon.com during its fiscal years 2000 and 2001 for the purpose of determining whether the Commission should commence enforcement proceedings in federal district court. Ashford.com has made a submission to the staff of the Commission explaining why such a proceeding should not be initiated. The staff has advised Ashford.com that it plans to recommend that the Commission commence such enforcement proceedings, although no final decision has been made. Ashford.com's audit committee completed an internal review of certain matters relating to the staff's review prior to the acquisition. Ashford.com has maintained that none of the accounting issues raised by the Commission would have a material adverse effect on its financial statements. Based on our review of the matter, we have no reason to disagree with Ashford.com's assessment, although there can be no assurance as to the ultimate outcome of this matter.

  Since July 11, 2001, several stockholder class action complaints have been filed in the United States District Court of the Southern District of New York against Ashford.com, several of Ashford.com's officers and directors, and various underwriters of Ashford.com's initial public offering. The purported class actions have all been brought on behalf of purchasers of Ashford.com common stock during various periods beginning on September 22, 1999, the date of Ashford.com's initial public offering. The plaintiffs allege that Ashford.com's prospectus, included in Ashford.com's Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, certain fees and commissions collected by the underwriters or arrangements designed to inflate the price of the common stock. The plaintiffs further allege that because of these purchases, Ashford.com's post-initial public offering stock price was artificially inflated. As a result of the alleged omissions in the prospectus and the purported inflation of the stock price, the plaintiffs claim violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. The complaints have been consolidated into a single action. Ashford.com has maintained that it has meritorious defenses against these actions and intends to vigorously defend them. Ashford.com is also subject to various other claims and legal actions arising in the ordinary course of business. Ashford.com also has maintained that the ultimate disposition of these matters would not have a material effect on Ashford.com's business, financial condition or results of operations. Based on our review of these matters, we have no reason to disagree with Ashford.com's assessment, although there can be no assurances as to the ultimate outcomes of these matters.

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

  To the extent we generate international sales in the future, any negative impact on our international business could negatively impact our business, operating results and financial condition as a whole. In particular, gains and losses on the conversion of foreign payments into United States dollars may contribute to fluctuations in our results of operations and fluctuating exchange rates could cause reduced revenues and/or gross margins from non-dollar-denominated international sales.

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

  Our future success is substantially dependent upon continued growth in the use of the Internet. The number of users and advertisers on the Internet may not increase and commerce over the Internet may not become more accepted and widespread for a number of reasons, including:

  .actual or perceived lack of security of information or privacy protection;

  .lack of access and ease of use;

  .congestion of traffic on the Internet;

  .inconsistent quality of service and lack of availability of cost-effective, high-speed service;

  .possible disruptions, computer viruses or other damage to the Internet servers or to users' computers;

  .excessive governmental regulation;

  .uncertainty regarding intellectual property ownership; and

  .lack of high-speed modems and other communications equipment.

  Published reports have also indicated that growth in the use of the Internet has resulted in users experiencing delays, transmission errors and other difficulties. As currently configured, the Internet may not support an increase in the number or requirements of users. In addition, there have been outages and delays on the Internet as a result of damage to the current infrastructure. The amount of traffic on our partners' Web sites could be materially affected if there are outages or delays in the future. The use of the Internet may also decline if there are delays in the development or adoption of modifications by third parties that are required to support increased levels of activity on the Internet. If any of the foregoing occurs, or if the Internet does not become a viable commercial medium, the number of our customers could decrease. In addition, we may be required to spend significant capital to adapt our operations to any new or emerging technologies relating to the Internet.

  The technology of the Internet is changing rapidly and could render the online retail stores which we operate obsolete.

  The technology of the Internet and online retailing is evolving rapidly for many reasons, including:

  .  customers frequently changing their requirements and preferences;

  .  competitors frequently introducing new products and services; and

  . industry associations and others creating new industry standards and practices.

  If the costs associated with the changing technology of the Internet prevents us from enhancing the online retail stores that we operate, those stores could become less effective, which would reduce our competitive advantage and put our ability to attract and retain customers at risk. While we sell products through the direct response television campaigns, the primary channel through which we sell products is the online retail stores that we operate. Therefore, the potential negative impact of these stores becoming less effective would affect us to a greater extent than it would affect a company that has other significant channels for the sale or distribution of its products.

  In order to keep the Web sites that we operate from becoming obsolete, and maintain our ability to attract and retain customers, we must accomplish the following tasks:

  .  continuously enhance and improve our partners' Web sites;

  .  identify, select and obtain leading technologies useful in our business;
     and

  . respond to technological advances and emerging industry standards in a cost-effective and timely manner.

  Customers may be unwilling to use the Internet to purchase goods.

  Our long-term future depends heavily upon the general public's willingness to use the Internet as a means to purchase goods. The failure of the Internet to develop into an effective commercial tool would seriously damage our future operations. Online retailing is a relatively new concept, and large numbers of customers may not begin or continue to use the Internet to purchase goods. The demand for and acceptance of products sold over the Internet are highly uncertain, and most online retailers have a short track record. If consumers are unwilling to use the Internet to conduct business, our business may not develop profitably. The Internet may not succeed as a medium of commerce because of delays in developing elements of the needed Internet infrastructure, such as a reliable network, high-speed modems, high-speed communicationlines and other enabling technologies.

  The security risks of online retailing may discourage customers from purchasing goods from us.

  In order for online retailing to develop successfully, we and other market participants must be able to transmit confidential information securely over public networks. Third parties may have the technology or know-how to breach the security of customer transaction data. Any breach could cause customers to lose confidence in the security of our partners' online retail stores and choose not to purchase from those stores. If someone is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt the operation of our partners' online retail stores. Concerns about the security and privacy of transactions over the Internet could inhibit the growth of the Internet and online retailing. Our security measures may not effectively prohibit others from obtaining improper access to the information on our partners' online retail stores. Any security breach could expose us to risks of loss, litigation and liability and could seriously disrupt our operations.

  We need to continuously acquire and effectively use media space to market and sell our direct response television campaign products.

  We generally enter into exclusive agreements with media companies, manufacturers and other sellers of products to run the direct response television portion of their e-commerce businesses. In those agreements, the media companies, manufacturers and other sellers of products generally agree to certain marketing, advertising and air-time commitments for the promotion of products sold through direct response television as well as promotion of their online retail stores. Air-time is very valuable and is essential for the success of direct response television campaigns. If we are unable to negotiate favorable marketing, advertising and air-time commitments in our agreements with our partners or if our partners do not fulfill their commitments, the amount of products we could sell likely would be lower which would cause our revenues to be lower.

  Credit card fraud could adversely affect our business.

  We do not carry insurance against the risk of credit card fraud, so the failure to adequately control fraudulent credit card transactions could increase our general and administrative expenses. We have put in place technology and processes to help us detect the fraudulent use of credit card information. To date, we have not suffered material losses related to credit card fraud. However, we may in the future suffer losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder's signature.

  If one or more states successfully assert that we should collect sales or other taxes on the sale of our merchandise, our business could be harmed.

  We do not currently collect sales or other similar taxes for goods sold by us and shipped into states other than Kentucky, Pennsylvania and Texas in which we collect and remit applicable sales taxes. One or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us and other out-of-state companies that engage in e-commerce. Our business could be adversely affected if one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of our merchandise.

  Existing or future government regulation could harm our business.

  We are subject to the same federal, state and local laws as other companies conducting e-commerce and direct response television businesses. Today there are relatively few laws specifically directed towards conducting these types of businesses. However, due to the increasing growth and popularity of the Internet, online retailing and direct response television, many laws and regulations relating to these businesses, particularly the Internet, are proposed and considered at the state and federal levels. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our business. For example, United States and foreign laws regulate our ability to use customer information and to develop, buy and sell mailing lists. Many of these laws may not contemplate or address the unique issues raised by the Internet, online retailing or direct response marketing. Some laws that do contemplate or address those unique issues, such as the Digital Millennium Copyright Act, are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. These current and future laws and regulations could reduce our ability to operate efficiently.

  Laws or regulations relating to user information and online privacy may adversely affect the growth of our Internet business or our marketing efforts.

  We are subject to increasing regulation at the federal and state levels relating to privacy and the use of personal user information. Several states have proposed legislation that would limit the uses of personal user information online or require collectors of information to establish privacy policies. The Federal Trade Commission has adopted regulations regarding the collection and use of personal identifying information obtained from children under 13. In addition, bills pending in Congress would extend online privacy protections to adults. Laws and regulations of this kind may include requirements that we establish procedures to disclose and notify users of privacy and security policies, obtain consent from users for collection and use of information, or provide users with the ability to access, correct and delete personal information stored by us. Even in the absence of those regulations, the Federal Trade Commission has settled several proceedings resulting in consent decrees in which Internet companies have been required to establish programs regarding the manner in which personal information is collected from users and provided to third parties. We could become a party to a similar enforcement proceeding. These regulatory and enforcement efforts could also harm our ability to collect demographic and personal information from users, which could be costly or adversely affect our marketing efforts.

  We have never paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

  We have never paid cash dividends on our common stock and do not anticipate that any cash dividends will be declared or paid in the foreseeable future. As a result, holders of our common stock will not receive a return, if any, on their investment unless they sell their shares of our common stock.

  It may be difficult for a third party to acquire us and this could depress our stock price.

  Pursuant to our amended and restated certificate of incorporation, we have authorized a class of 5,000,000 shares of preferred stock, which our board of directors may issue with terms, rights, preferences and designations as the board may determine and without any vote of the stockholders, unless otherwise required by law. Issuing the preferred stock, depending upon the terms, rights, preferences and designations set by our board, may delay, deter or prevent a change in control of us. In addition, issuing additional shares of common stock could result in dilution of the voting power of the current holders of our common stock. Moreover, "anti-takeover" provisions of Delaware law may restrict the ability of the stockholders to approve a merger or business combination or obtain control of us. As many investors consider a change of control as a desirable path to liquidity, delaying or preventing a change in control of our company may reduce the number of investors interested in our common stock, which could depress our stock price.

  There are limitations on the liabilities of our directors.

  Pursuant to our amended and restated certificate of incorporation and under Delaware law, our directors are not liable to us or our stockholders for monetary damages for breach of fiduciary duty, except for liability for breach of a director's duty of loyalty, acts or omissions by a director not in good faith or which involve intentional misconduct or a knowing violation of law, dividend payments or stock repurchases that are unlawful under Delaware law or any transaction in which a director has derived an improper personal benefit. In addition, we have entered into indemnification agreements with each of our directors. These agreements, among other things, require us to indemnify each director for certain expenses including attorneys' fees, judgments, fines and settlement amounts incurred by any such person in any action or proceeding, including any action by us or in our right, arising out of the person's services as one of our directors. Our directors are not currently subject to legal action that would require us to indemnify them; however, if any such actions were brought, the costs associated with such actions could be harmful to our business.

ITEM 2: PROPERTIES.

  Our principal executive offices are located in a 56,000 square foot facility purchased by us in August 1999 and located in King of Prussia, Pennsylvania. We operate our fulfillment center from a 300,000 square foot leased facility located in Louisville, Kentucky. We intend to purchase our Kentucky fulfillment center. We lease 32,000 square feet in Houston, Texas where most of our jewelry and luxury goods operations are based and 44,000 square feet in Houston, Texas where our jewelry and luxury goods fulfillment center is based.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of our shareholders during the fiscal quarter ended December 29, 2001.

ITEM 4.1: EXECUTIVE OFFICERS OF THE REGISTRANT.

  The following table sets forth information regarding each of our executive officers and key employees (information regarding each of our directors is incorporated by reference to the section of our 2002 Proxy Statement entitled "Proposal 1--Election of Directors"):

          Name           Age(/1/)                        Title
          ----           --------                        -----
Michael G. Rubin........    29    Chairman, President and Chief Executive Officer
Jordan M. Copland.......    39    Executive Vice President and Chief Financial Officer
Robert W. Liewald.......    53    Executive Vice President, Merchandising
Arthur H. Miller........    48    Executive Vice President and General Counsel
Mark Reese..............    39    Executive Vice President and Chief Operating Officer
Michael R. Conn.........    31    Senior Vice President, Business Development
Steven C. Davis.........    31    Senior Vice President, Marketing
Glenn Walls.............    38    Senior Vice President, Merchandising

--------
(1)  As of March 1, 2002

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

  Robert W. Liewald has served as our Executive Vice President, Merchandising since July 1999 and worked as a consultant to us and to other companies in the sporting goods industry from June 1998 to July 1999. From January 1995 to June 1998, Mr. Liewald served as Senior Executive Vice President of FILA USA, an athletic footwear and apparel manufacturer. From June 1972 to January 1995, Mr. Liewald held a variety of positions at Foot Locker, Inc. (formerly Venator Group), an athletic footwear and apparel retailer based in New York, New York, most recently as Senior Vice President, Corporate Merchandiser, with merchandising responsibility for all of Foot Locker's specialty athletic divisions. Also while at Foot Locker, Mr. Liewald served as Vice President, General Merchandise Manager for Champs Sports and Vice President, Merchandise Manager at Foot Locker and Lady Foot Locker.

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

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Price of and Dividends on Common Stock

  The following table sets forth the high and low sales prices as reported on the Nasdaq National Market. The prices shown do not include retail markups, markdowns or commissions. As of March 9, 2002, we had approximately 2,070 shareholders of record. In connection with our anticipated name change, we also intend to change our Nasdaq symbol from "GSPT" to "GSIC".

                                                                     Prices
                                                                  -------------
                                                                   High   Low
                                                                  ------ ------
Fiscal Year Ended December 30, 2000
  First Quarter.................................................. $23.88 $12.25
  Second Quarter................................................. $18.25 $ 4.31
  Third Quarter.................................................. $ 9.63 $ 6.25
  Fourth Quarter................................................. $11.13 $ 3.53
Fiscal Year Ended December 29, 2001
  First Quarter.................................................. $ 6.38 $ 2.38
  Second Quarter................................................. $ 8.45 $ 3.00
  Third Quarter.................................................. $19.88 $ 7.45
  Fourth Quarter................................................. $21.72 $10.85

  We have never declared or paid a cash dividend on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, do not anticipate declaring or paying any cash dividends on our common stock for the foreseeable future.

ITEM 6: SELECTED FINANCIAL DATA.

  The following tables present portions of our financial statements and are not complete. You should read the following selected consolidated financial data together with our consolidated financial statements and related notes to our financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected statement of operations data for the years ended January 1, 2000, December 30, 2000 and December 29, 2001 and the balance sheet data as of December 30, 2000 and December 29, 2001 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of operations data for the years ended December 31, 1997 and 1998 and the balance sheet data as of December 31, 1997 and 1998 and January 1, 2000 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

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

                                                       Fiscal Year Ended
                                            ------------------------------------
                            Year Ended
                           December 31,     January 1, December 30, December 29,
                          ----------------  ---------- ------------ ------------
                            1997     1998      2000        2000         2001
                          -------  -------  ---------- ------------ ------------
                                 (in thousands, except per share data)
STATEMENT OF OPERATIONS
 DATA:
Net revenues............  $    --  $    --   $  5,511    $ 42,808     $102,610
Cost of revenues........       --       --      3,817      29,567       67,586
                          -------  -------   --------    --------     --------
 Gross profit...........       --       --      1,694      13,241       35,024
                          -------  -------   --------    --------     --------
Operating expenses:
 Sales and marketing,
  exclusive of $0, $0,
  $192, $1,486 and $847
  reported below as
  stock-based
  compensation,
  respectively..........       --       --     11,609      37,730       32,390
 Product development,
  exclusive of $0, $0,
  $20, $0 and $461
  reported below as
  stock-based
  compensation,
  respectively..........       --       --      6,933       7,292        8,590
 General and
  administrative,
  exclusive of $0,
  $150, $2,443, $3,497
  and $8,974 reported
  below as stock-based
  compensation,
  respectively..........    2,032    2,736      8,914       8,730       10,638
 Stock-based
  compensation..........       --      150      2,655       4,983       10,282
 Depreciation and
  amortization..........      357      567        728       8,074        6,662
                          -------  -------   --------    --------     --------
Total operating
 expenses...............    2,389    3,453     30,839      66,809       68,562
                          -------  -------   --------    --------     --------
Other (income) expense:
 Interest expense.......    2,013    2,367        313         407          608
 Interest income........       --       --       (774)     (1,815)      (3,049)
 Other, net.............       --       --         (2)         --         (502)
                          -------  -------   --------    --------     --------
   Total other (income)
    expense.............    2,013    2,367       (463)     (1,408)      (2,943)
                          -------  -------   --------    --------     --------
Loss from continuing
 operations before
 income taxes...........   (4,402)  (5,820)   (28,682)    (52,160)     (30,595)
Benefit from income
 taxes..................       --    1,979      2,222          --           --
                          -------  -------   --------    --------     --------
Loss from continuing
 operations.............   (4,402)  (3,841)   (26,460)    (52,160)     (30,595)
Discontinued operations:
 Income from
  discontinued
  operations............      247    9,665        550          --           --
 Loss on disposition of
  discontinued
  operations............       --       --    (17,337)     (5,850)          --
                          -------  -------   --------    --------     --------
   Net income (loss)....  $(4,155) $ 5,824   $(43,247)   $(58,010)    $(30,595)
                          =======  =======   ========    ========     ========
Earnings (losses) per
 share--basic and
 diluted(1):
 Loss from continuing
  operations............  $ (1.47) $  (.34)  $  (1.78)   $  (2.37)    $  (0.90)
 Income from
  discontinued
  operations............      .08      .85        .04          --           --
 Loss on disposition of
  discontinued
  operations............       --       --      (1.17)      (0.27)          --
                          -------  -------   --------    --------     --------
   Net income (loss)....  $ (1.39) $   .51   $  (2.91)   $  (2.64)    $  (0.90)
                          =======  =======   ========    ========     ========
Weighted average common
 shares
 outstanding(/1/):
 Basic and diluted......    2,996   11,379     14,874      22,028       34,033
                          =======  =======   ========    ========     ========
Number of common shares
 outstanding(1).........   10,418   11,925     18,475      31,925       37,673
                          =======  =======   ========    ========     ========
BALANCE SHEET DATA:
Net assets of
 discontinued
 operations.............  $24,129  $41,128   $ 18,381    $     --     $     --
Total assets............   28,043   45,053     82,736     160,173      190,765
Total long-term debt....   20,975   20,993      2,040       5,750        5,208
Working capital.........   19,748   34,846     40,557      80,805       93,702
Stockholders' equity ...    2,157   17,094     59,309     116,300      146,267

-------
(1) All share and per share amounts give effect to the December 15, 1997 1-for-20 reverse stock split as if it had occurred for all periods presented.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  All statements made in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. The words "anticipate", "believe", "estimate", "expect", "intend", "may", "plan", "will", "would", "should", "guidance", "potential", "continue", "project", "forecast" and similar expressions typically are used to identify forward-looking statements. These forward-looking statements are based on then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements in this Annual Report on Form 10-K are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, consumer spending, the stock market and the industries in which we operate, changes affecting the Internet and e-commerce, including online retailing and direct response marketing, our ability to maintain relationships with strategic partners and suppliers, our ability to timely and successfully develop, maintain and protect our technology and product and service offerings and execute operationally, our ability to attract and retain qualified personnel and our ability to successfully integrate any acquisitions we may make, including our recent acquisition of Ashford.com. More information about potential factors that could affect us are described below. We expressly disclaim any intent or obligation to update these forward-looking statements.

Overview

  We develop and operate e-commerce businesses, including online retail stores and direct response television campaigns, for retailers, manufacturers, media companies and professional sports organizations. We enable our partners to capitalize on their existing brands to exploit e-commerce opportunities. We customize the design of our partners' e-commerce businesses with a broad range of characteristics that includes differentiated user interfaces on partners' Web sites, partner-specific content, an extensive electronic catalog of product descriptions and images, partner specific products for direct response television campaigns and partner specific customer service and fulfillment. We currently derive virtually all of our revenues from the sale of goods through our partners' online stores and direct response television campaigns, toll-free telephone number sales, business-to-business and group sales and related outbound shipping charges, net of allowances for returns and discounts, as well as from fixed and variable fees earned in connection with the development and operation of partners' e-commerce businesses and the provision of marketing services.

Company Background

  Prior to our decision to initiate our e-commerce business in 1999, we operated two primary businesses: our Branded division and our Off-Price and Action Sports division. Through our Branded division, we designed, marketed and distributed athletic and outdoor footwear under the RYKA brand and the Yukon brand. As part of our Off-Price and Action Sports division, we purchased closeouts, overstocks, canceled orders and excess inventories of athletic, outdoor, casual and specialty footwear, athletic apparel and athletic equipment from manufacturers and retailers for resale, and designed and distributed special make-up athletic equipment. In April 1999, we formalized our plan to divest these divisions in order to focus exclusively on the development of our e-commerce business. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of these divisions have been segregated from those of continuing operations and are presented as discontinued operations.

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

  On September 24, 1999, in furtherance of our plan to sell our historical businesses, we entered into an agreement, as amended on March 13, 2000, to sell our Off-Price and Action Sports division for a cash payment at closing of $13.2 million and the assumption by the purchaser of $4.0 million in indebtedness. The sale of this division was completed on May 26, 2000. On December 29, 1999, we sold substantially all of the assets of our Branded division, other than accounts receivable of approximately $6.6 million, for a cash payment of approximately $10.4 million. During fiscal 1999 and 2000, we recognized an aggregate loss of approximately $23.2 million related to the disposition of these divisions. Included in accrued expenses and other as of December 30, 2000 and December 29, 2001 was $2.2 million and $102,000, respectively, related to certain remaining obligations of the discontinued operations.

  On April 27, 2000, in order to continue financing our e-commerce operations, we agreed to sell to funds affiliated with SOFTBANK 2,500,000 shares of common stock and to Rustic Canyon Ventures, L.P. (f/k/a TMCT Ventures, L.P.), or Rustic Canyon, 625,000 shares of common stock at a price of $8.00 per share for an aggregate purchase price of $25.0 million. The sale of these shares was completed on May 1, 2000. In addition, as part of this financing, we issued to SOFTBANK warrants to purchase 1,250,000 shares of common stock and to Rustic Canyon warrants to purchase 312,500 shares of common stock. These warrants have a three-year term and an exercise price of $10.00 per share.

  On September 13, 2000, we agreed to sell to Interactive Technology Holdings, LLC, a joint venture company formed by Comcast Corporation and QVC, Inc., or ITH, 5,000,000 shares of common stock at $8.15 per share for an aggregate purchase price of $40.8 million. In addition, ITH agreed to purchase, for approximately $563,000, five-year warrants to purchase an additional 4,500,000 shares of common stock, at prices ranging from $8.15 to $10.00 per share. These warrants were valued at approximately $8.9 million. This investment was completed through two separate closings. On September 13, 2000, ITH invested $14.9 million and on October 5, 2000, ITH invested $26.4 million.

  On July 20, 2001, we agreed to sell to ITH 3,000,000 shares of our common stock at $10.00 per share for an aggregate purchase price of $30.0 million. In addition, we issued to ITH a five-year warrant to purchase an aggregate of 300,000 shares of the Company's common stock at an exercise price of $6.00 per share in consideration for certain corporate development services performed by ITH on behalf of the Company. We valued the warrant at approximately $2.1 million and charged stock-based compensation expense. The investment was completed on August 23, 2001.

  In August 2001, we announced our intention to expand our business to include developing and operating e-commerce businesses beyond the sporting goods merchandise category. Concurrent with that announcement, we announced that we had entered into an e-commerce agreement with Bluelight.com, LLC, a subsidiary of Kmart Corporation. Under that agreement, we manage certain aspects of Kmart's overall e-commerce business, including fulfillment, technology and customer service in exchange for a combination of fixed and variable fees.

  As part of our plan to selectively pursue additional opportunities outside of sporting goods, while continuing to grow our existing sporting goods business, on September 13, 2001, we entered into a definitive merger agreement to acquire all of the outstanding shares of Ashford.com. The merger was consummated March 14, 2002. Under the terms of the agreement, Ashford.com stockholders are receiving $0.125 and 0.0076 of a share of our common stock for each share of Ashford.com common stock. When Ashford.com stockholders exchange all of their issued and outstanding Ashford.com common stock, we expect to pay approximately $7.1 million in cash and to issue approximately 430,000 shares of common stock.

  During fiscal 2001, we established our media and entertainment division to develop and operate e-commerce businesses for media and entertainment companies.

Financial Presentation

  Our financial statements present:

  . net revenues, which are derived from sales of goods through our partners' online stores and direct response television campaigns, toll-free telephone number sales, business-to-business and group sales and related outbound shipping charges, net of allowances for returns and discounts, as well as from fixed and variable fees earned in connection with the development and operation of partners' e-commerce businesses and the provision of marketing services.

  . cost of revenues, which include the cost of products sold and inbound freight related to these products, as well as outbound shipping and handling costs, other than those related to promotional free shipping and subsidized shipping and handling which are included in sales and marketing expense.

  . sales and marketing expenses, which include advertising and promotional expenses, including promotional free shipping and subsidized shipping and handling costs, online marketing fees, commissions to affiliates, fulfillment costs, customer service costs, credit card fees, merchandising costs and payroll and related expenses. These expenses also include partner revenue share charges, which are royalty payments made to our partners in exchange for the use of their brands, the promotion of our partners' URLs, Web sites and toll-free telephone numbers in their marketing and communications materials, the implementation of programs to provide incentives to customers to shop through the e-commerce businesses that we operate and other programs and services provided to the customers of the e-commerce businesses that we operate.

  . product development expenses, which consist primarily of expenses associated with planning, maintaining and operating our partners' e-commerce businesses and payroll and related expenses for engineering, production, creative and management information systems.

  . general and administrative expenses, which consist primarily of payroll and related expenses associated with executive, finance, human resources, legal and administrative personnel, as well as occupancy costs for our headquarters and other offices.

  . stock-based compensation expense, which consists of the amortization of deferred compensation expense for options granted to employees and certain non-employees, the value of the options or warrants granted to certain partners and investors and amortization of deferred partner revenue share charges.

  . depreciation and amortization expenses, which relate primarily to the depreciation of our corporate headquarters, the depreciation and amortization of the capitalized costs for our technology, hardware and software and the depreciation of improvements, furniture and fixtures at our corporate headquarters and our fulfillment center.

  . other income and expense, which consists primarily of interest income earned on cash, cash equivalents and short-term investments, interest expense paid primarily in connection with the mortgage on our corporate headquarters and interest expense on capital leases and income earned pursuant to the terms of a lease termination agreement.

Results of Operations

 Comparison of Fiscal 2001 and 2000

  Net Revenues. Net revenues from continuing operations increased $59.8 million from $42.8 million in fiscal 2000 to $102.6 million in fiscal 2001. Of the increase in net revenues from fiscal 2000 to fiscal 2001, $31.2 million was due to the net addition of new sporting goods partners' online retail stores that were not operated for the entirety of both fiscal 2000 and fiscal 2001 and the addition of the fogdog.com Web site after our acquisition of Fogdog on December 28, 2000, $9.7 million was due to an increase in sales from sporting goods partners' online retail stores that were operated for the entirety of both periods, $8.7 million was due to an increase in sales through direct response television campaigns primarily from the sale of one of our partner's products and $6.9 million was due to a net increase in bulk sales.

  Net revenues in fiscal 2001 and fiscal 2000 included $10.5 million and $3.0 million in shipping revenue, respectively.

  Cost of Revenues. We incurred cost of revenues from continuing operations of $67.6 million for fiscal 2001 and $29.6 million for fiscal 2000. As a percentage of net revenues, cost of revenues from continuing operations was 65.9% for fiscal 2001 and 69.1% for fiscal 2000.

  Gross Profit. We had gross profit from continuing operations of $35.0 million for fiscal 2001 and $13.2 million for fiscal 2000. As a percentage of net revenues, gross profit from continuing operations was 34.1% for fiscal 2001 and 30.9% for fiscal 2000. The increase in gross profit dollars from fiscal 2000 to fiscal 2001 was due to the increase in net revenues and the increase in gross profit percentage was due primarily to an increase in service fee revenue from $1.0 million in fiscal 2000 to $4.3 million in fiscal 2001 and, to a lesser extent, volume and price discounts on merchandise purchased by us.

  Sales and Marketing Expenses. Sales and marketing expenses from continuing operations decreased $5.3 million from $37.7 million for fiscal 2000 to $32.4 million for fiscal 2001. This decrease was primarily due to a $5.6 million decrease in advertising costs, a $3.5 million decrease in third-party warehouse and fulfillment services costs, a $2.1 million decrease in subsidized shipping and handling costs and a $1.3 million decrease in professional fees, offset, in part, by a $3.3 million increase in personnel, occupancy and other costs associated with our Kentucky fulfillment center, a $2.6 million increase in partner revenue share charges and a $1.3 million increase in personnel costs associated with our merchandising, customer service and vendor operations departments.

  Product Development Expenses. Product development expenses from continuing operations increased $1.3 million from $7.3 million for fiscal 2000 to $8.6 million for fiscal 2001. This increase was primarily due to a $971,000 increase in personnel costs, an $885,000 increase in equipment and software maintenance costs associated with the increased number of e-commerce businesses that we operated and maintained and a $428,000 increase in communication costs, offset, in part, by a $961,000 decrease in costs relating to our use of professional consultants.

  General and Administrative Expenses. General and administrative expenses from continuing operations increased $1.9 million from $8.7 million for fiscal 2000 to $10.6 million for fiscal 2001. This increase was primarily due to a $1.6 million increase in credit card chargeback activity due principally to increased sales volume and a $1.2 million increase in insurance related expenses and other administrative costs to support our e-commerce business, offset, in part, by a $753,000 decrease in personnel costs.

  Stock-Based Compensation Expense. Stock-based compensation expense from continuing operations increased $5.3 million from $5.0 million for fiscal 2000 to $10.3 million for fiscal 2001. This increase was primarily the result of higher charges associated with the issuance of warrants to our partners and consultants and charges related to options subject to variable accounting. As of December 29, 2001, we had an aggregate of $3.5 million of deferred stock-based compensation remaining to be amortized. We had stock-based compensation expense related to the amortization of deferred partner revenue share charges of $336,000 for fiscal 2001 and $0 for fiscal 2000.

  Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased $1.4 million from $8.1 million for fiscal 2000 to $6.7 million for fiscal 2001. This decrease was due to a $5.4 million decrease in depreciation expense related to the change in our estimate of the useful lives of our computer hardware and software from two years to four years. This change in our estimate was based on management's then-current analysis of our historical operating experience, which indicated that the original estimate was no longer appropriate. This decrease in depreciation and amortization expenses was offset, in part, by a $3.5 million increase in depreciation expense related to our corporate headquarters, our Kentucky fulfillment center and the assets purchased to build, manage and operate our e-commerce business and a $706,000 increase in amortization of goodwill associated with our acquisition of Fogdog. In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets," which changes the accounting for goodwill from an amortization method to an impairment-only approach. Under an impairment-only approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. This statement is effective for fiscal years beginning after December 15, 2001. We are evaluating the impact of the adoption of this standard and have not yet determined the effect of adoption on our financial position and results of operations.

  Interest (Income) Expense. We had interest income of $3.0 million and interest expense of $608,000 for fiscal 2001 compared to interest income of $1.8 million and interest expense of $407,000 for fiscal 2000. The increase in interest income of $1.2 million was due to higher average balances of cash and cash equivalents and short-term investments during fiscal 2001. The increase in interest expense of $201,000 was primarily due to increased interest incurred on the $5.3 million mortgage note on our corporate headquarters which was entered into on April 20, 2000. Twelve months of interest on this note was recorded in fiscal 2001 compared with eight months of interest in fiscal 2000.

  Other Income. We had other income of $502,000 for fiscal 2001 and $0 for fiscal 2000, respectively. This income related primarily to fees earned pursuant to the terms of a lease termination agreement. We do not anticipate other income to be significant in fiscal 2002.

  Income Taxes. Since the sales of our discontinued operations, we have not generated taxable income. Net operating losses generated have been carried back to offset income taxes paid in prior years. The remaining net operating losses will be carried forward. The use of certain net operating loss carryforwards are subject to annual limitations based on ownership changes of our stock, as defined by Section 382 of the Internal Revenue Code. We expect that net operating losses of approximately $34.1 million will expire before they can be utilized. Any otherwise recognizable deferred tax assets have been offset by a valuation allowance for the net operating loss carryforwards.

 Comparison of Fiscal 2000 and 1999

  Net Revenues. Net revenues increased $37.3 million from $5.5 million in fiscal 1999 to $42.8 million in fiscal 2000 principally due to the fact that fiscal 1999 results reflected only two months of sales activity compared to twelve months in fiscal 2000. Net revenues in fiscal 2000 and fiscal 1999 included $3.0 million and $70,000, respectively, in shipping revenue. Net revenues in fiscal 2000 and fiscal 1999 also included $8.4 million and $0, respectively, in sales from one of our partner's products through direct response television campaigns in addition to Web site and toll-free telephone number sales.

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

  Sales and Marketing Expenses. We incurred sales and marketing expenses from continuing operations of $37.7 million for fiscal 2000 and $11.6 million for fiscal 1999 for an increase of $26.1 million. The increase in sales and marketing expenses for fiscal 2000 compared to fiscal 1999 was primarily the result of increased personnel, fulfillment and marketing costs in fiscal 2000 due to the fact that we did not yet begin operating our partners' e-commerce businesses until the fourth quarter of fiscal 1999. In addition, during the third quarter of fiscal 2000, we incurred personnel, occupancy and other costs associated with our Kentucky fulfillment center, as well as third-party warehouse and fulfillment services costs. Beginning in October 2000, we consolidated our fulfillment operations into our Kentucky fulfillment center. Accordingly, beginning in the fourth quarter of 2000, sales and marketing expenses reflected this consolidation. Partner revenue share charges were $1.1 million fiscal 2000 and $81,000 for fiscal 1999.

  Product Development Expenses. We incurred product development expenses from continuing operations of $7.3 million for fiscal 2000 and $6.9 million for fiscal 1999. The increase in product development expenses for fiscal 2000 compared to fiscal 1999 was primarily the result of the increased number of e-commerce businesses that we operated and maintained and increased support costs associated with our management information systems.

  General and Administrative Expenses. We incurred general and administrative expenses from continuing operations of $8.7 million for fiscal 2000 and $8.9 million for fiscal 1999. The decrease in general and administrative expenses for fiscal 2000 compared to fiscal 1999 was primarily due to non-recurring costs incurred in fiscal 1999 that were related to the re-structuring of our operations to focus on our e-commerce business.

  Stock-Based Compensation Expense. We recorded stock-based compensation expense from continuing operations of $5.0 million for fiscal 2000 and $2.7 million for fiscal 1999. The increase in stock-based compensation expense in fiscal 2000 compared to fiscal 1999 was the result of charges associated with the sales of warrants to investors and the issuance of stock options to certain of our employees, offset by lower charges related to warrants issued to our partners. As of December 30, 2000, we had an aggregate of $2.7 million of deferred compensation remaining to be amortized.

  Depreciation and Amortization Expenses. We incurred depreciation and amortization expenses of $8.1 million for fiscal 2000 and $728,000 for fiscal 1999. The increase in these expenses in fiscal 2000 compared to fiscal 1999 reflects the depreciation related to our corporate headquarters, our Kentucky fulfillment center and assets purchased to build, manage and operate our e-commerce business. We did not begin operating our e-commerce business until the fourth quarter of 1999, and, therefore, only three months of depreciation from continuing operations were recorded in fiscal 1999.

  Interest (Income) Expense. We had interest income of $1.8 million and interest expense of $407,000 for fiscal 2000 compared to interest income of $774,000 and interest expense of $313,000 for fiscal 1999. Interest income in fiscal 2000 and fiscal 1999 consisted of interest earned on cash, cash equivalents and short-term investments. Interest expense in fiscal 2000 related primarily to a $5.3 million mortgage note on our corporate headquarters entered into on April 20, 2000. The mortgage note has a term of ten years and bears interest at 8.49% per annum. Interest expense in fiscal 1999 related primarily to bank borrowings.

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

Certain Related Party Transactions

  We have entered into strategic alliances to provide procurement and fulfillment services for QVC, Inc., and for certain partners which may be considered affiliates of SOFTBANK America Inc. (or its related companies). We recognized net revenues of $3.5 million, $3.0 million and $0 on sales to these related parties for fiscal 2001, fiscal 2000 and fiscal 1999, respectively. The terms of these sales are comparable to those given to our other partners, and the amount included in accounts receivable as a result of these sales was $236,000 and $738,000 as of December 29, 2001 and December 30, 2000,
respectively.

Critical Accounting Policies

  We have identified the following as critical accounting policies to us.

 Revenue Recognition

  We recognize revenues from product sales or services provided when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

  We recognize revenue from product sales, net of estimated returns based on historical experience, upon shipment of products to customers. The majority of products are shipped from our fulfillment center located in Louisville, KY. We rely upon certain vendors to ship products to customers. We act as principal in these transactions, as orders are initiated directly through the e-commerce businesses that we operate, we take title to the goods during shipment and have the economic risk related to collection, customer service and returns.

  We consider the criteria presented in Emerging Issues Task Force, or EITF, No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," in determining the appropriate revenue recognition treatment. Generally, when we are the primary obligor in a transaction, have general inventory risk, have established the selling price, have discretion in supplier selection, have physical loss inventory risk after customers order or during shipping and have credit risk, or have several but not all of these indicators, we record revenue gross as a principal.

  We pay a percentage of the revenues generated from the sale of products through the e-commerce businesses that we operate to our respective partners in exchange for the rights to use their brand names and the promotions and advertising that our partners agree to provide. We refer to these royalty payments as partner revenue share charges. We have considered the revenue reduction provisions addressed in EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," and believe that the payment of partner revenue share charges, or the issuance of warrants or stock in lieu of cash partner revenue share charges, to our partners does not result in any reduction of revenues. EITF 00-25 addresses consideration paid to parties along a distribution chain. At our discretion, we purchase merchandise from our vendors and we are responsible for paying those vendors. The amounts purchased and the prices paid to our vendors are not impacted by the revenue share provisions of our agreements with our partners. Accordingly, our partners and our vendors are not linked in the distribution chain and the provisions of EITF No. 00-25 do not apply.

  We recognize revenue from services provided as the services are rendered. If we receive payments for services in advance, these amounts are deferred and then recognized over the service period.

  Deferred revenue consists primarily of fees paid in advance to us as of the respective balance sheet date under an agreement to manage certain aspects of a partner's overall e-commerce business, including fulfillment, technology and customer service. Deferred revenue also consists of amounts received from the sale of gift certificates redeemable on our partners' Web sites.

 Accounting for Stock-Based Compensation

  We account for stock options granted to employees under our qualified and nonqualified stock option plans using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock.

  We account for stock options and warrants issued to non-employees using the fair value method prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation," and in accordance with the provisions of EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and EITF No. 00-18, "Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees." Accordingly, compensation cost for stock options and warrants issued to non-employees is measured using a Black-Scholes multiple option pricing model that takes into account assumptions as to the expected life of the option or warrant, the expected volatility of our common stock and the risk-free interest rate over the expected life of the option or warrant.

  We also record stock-based compensation as deferred partner revenue share charges are amortized. These deferred partner revenue share charges have resulted from the exercise of a right to receive 1,600,000 shares of our common stock in lieu of future cash revenue share payments, and were $14.1 and $0 million as of December 29, 2001 and December 30, 2000, respectively. The deferred partner revenue share charges are being amortized as the revenue share expense is incurred based on actual revenues recognized in a given period and the imputed partner revenue share percentage, which is based on the value of the Company's common stock that was issued upon exercise of the right.

 Accounting for Internal-Use Computer Software and Web Site Development Costs

  We account for internal-use computer software and Web site development costs in accordance with the AICPA Accounting Standards Executive Committee's Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and EITF 00-2, "Accounting for Web Site Development Costs." Accordingly, we generally capitalize costs incurred to develop internal-use computer software during the application development stage, including those relating to developing our partners' Web sites. We also capitalize costs of enhancements to internal-use computer software, provided that these enhancements result in additional functionality.

  We depreciate capitalized costs using the straight-line method over their useful lives, which are based on management's estimate of the period that these capitalized costs will generate revenue. During the first quarter of fiscal 2001, management increased its estimate of the useful lives of these capitalized costs from two years to four years. This change had the effect of decreasing the loss from continuing operations for fiscal 2001 by $5.4 million, or $0.16 per share. This increase was based on management's then-current analysis of our historical operating experience, which indicated that the original estimate was no longer appropriate.

Liquidity and Capital Resources

  Our principal source of liquidity is our cash and cash equivalents. Our cash and cash equivalents balance was $105.9 million and $92.0 million as of December 29, 2001 and December 30, 2000, respectively.

  In connection with our decision to focus on our e-commerce business in 1999, we raised approximately $80.0 million in gross proceeds through an equity financing with SOFTBANK in July 1999. We used part of the proceeds from this financing to repay the balance on our then outstanding lines of credit, reduce trade payables and provide operating capital related to our historical businesses. We also used part of the proceeds to acquire property and equipment and fund the working capital needs of our e-commerce business.

  On April 20, 2000, we received $5.3 million in gross proceeds through a mortgage financing of our corporate headquarters.

  On April 27, 2000, we raised $25.0 million in gross proceeds through an equity financing with SOFTBANK and Rustic Caynon. On September 13, 2000, we raised $14.9 million in gross proceeds and on October 5, 2000, we raised $26.4 million in gross proceeds, through an equity financing with ITH. See "Company Background" section above. We have used the proceeds of these financings for additional working capital needs and general business purposes.

  On August 23, 2001, we raised $30.0 million in gross proceeds through an equity financing with ITH. See "Company Background" section above. We plan to use the proceeds of this financing for additional working capital needs and general business purposes.

  We received an aggregate of $23.5 million in proceeds from the sales of our discontinued operations in fiscal 1999 and fiscal 2000, as well as $35.7 million in net cash from the acquisition of Fogdog in fiscal 2000.

  We have incurred substantial costs to develop our e-commerce businesses and to recruit, train and compensate personnel for our creative, engineering, business development, marketing, merchandising, customer service, management information systems and administrative departments. In addition, during fiscal 2000, we invested in the required technology, equipment and personnel to make our Kentucky fulfillment center fully operational, and we intend to purchase our Kentucky fulfillment center in fiscal 2002. As of December 29, 2001, we had cash and cash equivalents of $105.9 million, working capital of $93.7 million and an accumulated deficit of $131.7 million.

  We used approximately $13.2 million, $37.9 million and $22.3 million in net cash for operating activities of continuing operations during fiscal 2001, fiscal 2000 and fiscal 1999, respectively. Net cash used for operating activities of continuing operations during fiscal 2001 was primarily the result of net losses from continuing operations and changes in accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other liabilities, offset, in part, by changes in deferred revenue, inventory, stock-based compensation and depreciation and amortization. Net cash used for operating activities of continuing operations during fiscal 2000 was primarily the result of net losses from continuing operations and changes in accounts receivable, inventory, prepaid expenses and other current assets, offset in part, by changes in refundable income taxes, deferred revenue, accounts payable, accrued expenses and other liabilities, stock-based compensation, and depreciation and amortization. Net cash used for operating activities of continuing operations during fiscal 1999 was primarily the result of net losses from continuing operations and changes in accounts receivable, inventory, prepaid expenses and other current assets, refundable income taxes and income taxes payable, offset, in part, by changes in accounts payable, accrued expenses and other liabilities, deferred revenue, stock-based compensation and depreciation and amortization.

  Our investing activities during fiscal 2001 consisted primarily of purchases of property and equipment. We made capital expenditures of $8.4 million during fiscal 2001. We expect capital expenditures for fiscal 2002 to be between $8.0 million and $22.0 million. The actual capital expenditures that we make within that range will depend on a number of factors, including the completion of our intended acquisition of our Kentucky fulfillment center, although we anticipate that a significant portion of the capital expenditure related to that purchase will be funded through the assumption of the mortgage on that facility. Also, during fiscal 2001, we received $947,000 in cash proceeds from sales of short-term investments. During fiscal 2000, our investing activities consisted of purchases of property and equipment. We made capital expenditures of $13.7 million during fiscal 2000. Also, during fiscal 2000, we received $13.2 million in cash proceeds from the sale our Off-Price and Action Sports division and $35.7 million in net cash received from the acquisition of Fogdog. During fiscal 1999, our investing activities consisted primarily of purchases of property and equipment. We made capital expenditures of $18.4 million during fiscal 1999. Also, during fiscal 1999, we received $10.3 million in cash proceeds from the sale of our Branded division.

  We had the following commitments as of December 29, 2001 concerning our debt obligations, lease obligations, employment agreements, advertising and media agreements, partner revenue share payment obligations and our anticipated payments associated with our acquisition of Ashford.com.

                                     Fiscal Year
                         -----------------------------------
                          2002    2003   2004   2005   2006  Thereafter  Total
                         ------- ------ ------ ------ ------ ---------- -------
                                             (in thousands)
Mortgage principal...... $    39 $   42    $45 $   50 $   54  $ 5,018   $ 5,248
Mortgage interest.......     450    447    444    439    435    1,446     3,661
Capital leases..........     565     -      -      -      -        -        565
Operating leases........   1,410  1,292  1,112    449     -        -      4,263
Employment agreements...   2,358  2,381  1,451     -      -        -      6,190
Advertising and media
 agreements.............     880     -      -      -      -        -        880
Partner revenue share
 payments...............   1,500  1,500  1,500  1,500  1,500    6,750    14,250
Acquisition of
 Ashford.com............   8,319     -      -      -      -        -      8,319
                         ------- ------ ------ ------ ------  -------   -------
 Total commitments...... $15,521 $5,662 $4,552 $2,438 $1,989  $13,214   $43,376
                         ======= ====== ====== ====== ======  =======   =======

  To date, we have financed our e-commerce operations primarily from the sale of equity securities. Management expects that our current cash and the collection of accounts receivable will be sufficient to meet our anticipated cash needs for the foreseeable future. In the fourth quarter of 2001, we realized income from continuing operations of $260,000 and income from continuing operations, excluding non-cash charges for stock-based compensation and depreciation and amortization, of $3.3 million. Those non-cash charges aggregated $3.0 million. In addition, we expect that we will also realize income from continuing operations, excluding non-cash charges for stock-based compensation and depreciation and amortization, for fiscal 2002. However, in order to fund our anticipated operating expenses and realize income from continuing operations, including non-cash charges, our revenues must increase significantly. If cash flows are insufficient to fund these expenses, we may in the future need to raise additional funds in future periods through public or private debt or equity financings or other arrangements to fund our operations until we achieve profitability. Failure to raise future capital when needed could seriously harm our business and operating results. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

Seasonality

  We expect to experience seasonal fluctuations in our revenues. These seasonal patterns will cause quarterly fluctuations in our operating results. In particular, we expect that the fourth fiscal quarter will account for a disproportionate percentage of our total annual sales. We believe that results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year. For additional information, see Note 19 to our consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in institutional Money Market accounts, auction rate certificates and certificates of deposit. In order to minimize risk and credit exposure, we invest with three financial institutions. We protect and preserve our invested funds by limiting default, market and reinvestment risk.

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

  Our long-term debt consists of a mortgage note on our corporate headquarters. The interest rate on the note is fixed at 8.49% per annum over the ten year term of the note. As of December 29, 2001, the mortgage note had an aggregate outstanding principal balance of $5.2 million.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  Our financial statements, supplementary data and related documents that are included in this Annual Report on Form 10-K are listed in Item 14(a), Part IV, of this Report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                   PART III

  This Part incorporates certain information from our definitive proxy statement for our 2002 Annual Meeting of Shareholders (the "2002 Proxy Statement") to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K. Notwithstanding such incorporation, the sections of our 2002 Proxy Statement entitled "Report of the Compensation Committee" and "Performance Graph" shall not be deemed to be "filed" as part of this Report.

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information concerning our directors is incorporated by reference to our 2002 Proxy Statement including but necessarily limited to the sections of the 2002 Proxy Statement entitled "Proposal 1--Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

  Information concerning our executive officers who are not also directors is included in Item 4.1, Part I, of this Annual Report on Form 10-K.

ITEM 11: EXECUTIVE COMPENSATION

  This information is incorporated by reference to our 2002 Proxy Statement including but necessarily limited to the section of the 2002 Proxy Statement entitled "Executive Compensation."

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  This information is incorporated by reference to our 2002 Proxy Statement including but necessarily limited to the section of the 2002 Proxy Statement entitled "Principal Shareholders."

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  This information is incorporated by reference to our 2002 Proxy Statement including but necessarily limited to the section of the 2002 Proxy Statement entitled "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----
   Report of Independent Auditors--Deloitte & Touche LLP                 F-1
   Consolidated Balance Sheets as of December 30, 2000 and December 29,
    2001                                                                 F-2
   Consolidated Statements of Operations for the Fiscal Years Ended
    January 1, 2000, December 30, 2000 and December 29, 2001             F-3
   Consolidated Statements of Stockholders' Equity for the Fiscal Years
    Ended January 1, 2000, December 30, 2000 and December 29, 2001       F-4
   Consolidated Statements of Cash Flows for the Fiscal Years Ended
    January 1, 2000, December 30, 2000 and December 29, 2001             F-5
   Notes to Consolidated Financial Statements                            F-6

  2. FINANCIAL STATEMENT SCHEDULES

  All schedules have been omitted since the required information is included in the financial statements or the notes thereto or is not applicable or required.

  3. EXHIBITS

 Exhibit
 Number                                Description
 -------                               -----------
 3.1     Amended and Restated Certificate of Incorporation of Global Sports,
         Inc. (filed as Appendix B to Global Sports, Inc.'s Definitive Proxy
         Statement on Schedule 14A filed on April 27, 2001 and incorporated herein by reference)
 3.2     Bylaws, as amended, of Global Sports, Inc. (filed with Global Sports,
         Inc.'s Registration Statement No. 33-33754 and incorporated herein by reference)
 4.1     Form of Investor Warrant (filed with Global Sports, Inc.'s Quarterly
         Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference)
 4.2     Form of Partner Warrant (filed with Global Sports, Inc.'s Quarterly
         Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference)
 4.3     Warrant to Purchase 200,000 Shares of Common Stock dated January 30,
         2002
 4.4     Specimen Common Stock Certificate (filed with Global Sports, Inc.'s
         Annual Report on Form 10-K for the fiscal year ended December 30, 2000 and incorporated herein by reference)
 4.5     Registration Rights Agreement, dated July 31, 1995, by and between
         Global Sports, Inc. and MR Acquisitions, Inc. (filed with Global
         Sports, Inc.'s Current Report on Form 8-K filed on July 31, 1995 and incorporated herein by reference)
 4.6     Second Amended and Restated Registration Rights Agreement, dated as of
         September 13, 2000, by and between Global Sports, Inc., Interactive
         Technology Holdings, LLC, SOFTBANK Capital Advisors Fund LP and TMCT
         Ventures, L.P. (filed with Global Sports, Inc.'s Current Report on
         Form 8-K filed on September 13, 2000 and incorporated herein by reference)
 4.7     Second Amendment to Second Amended and Restated Registration Rights
         Agreement, dated as of July 20, 2001, among Global Sports, Inc.,
         SOFTBANK Capital Partners LP, SOFTBANK Capital Advisors Fund LP,
         Rustic Canyon Ventures, LP (f/k/a TMCT Ventures, LP) and Interactive
         Technology Holdings, LLC (filed with Global Sports, Inc.'s Current
         Report on Form 8-K filed on August 27, 2001 and incorporated herein by reference)
 10.1+   Global Sports, Inc.'s 1996 Equity Incentive Plan, amended and restated
         as of January 4, 2001 (filed as Appendix A to Global Sports, Inc.'s
         Definitive Proxy Statement on Schedule 14A filed on April 27, 2001 and incorporated herein by reference)
 10.2+   Global Sports, Inc.'s 2000 Employee Stock Purchase Plan (filed with
         Global Sports, Inc.'s Preliminary Proxy Statement on Schedule 14A
         filed on March 22, 2000 and incorporated herein by reference)
 10.3+   Global Sports, Inc.'s 1987 Stock Option Plan (filed with Global
         Sports, Inc.'s Registration Statement No. 33-19754-B and incorporated herein by reference)
 10.4+   Global Sports, Inc.'s 1988 Stock Option Plan (filed with Global
         Sports, Inc.'s Registration Statement No. 33-27501 and incorporated herein by reference)
 10.5+   Global Sports, Inc.'s 1990 Stock Option Plan (filed with Global
         Sports, Inc.'s Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1990 and incorporated herein by reference)
 10.6+   Global Sports, Inc.'s 1992 Stock Option Plan (filed with Global
         Sports, Inc.'s Annual Report on Form 10-K for the fiscal year ended
         December 31, 1991 and incorporated herein by reference)
 10.7+   Global Sports, Inc.'s 1993 Stock Option Plan (filed with Global
         Sports, Inc.'s Form S-8 Registration Statement filed on January 3,
         1994 and incorporated herein by reference)
 10.8+   Global Sports, Inc.'s 1995 Stock Option Plan (filed with Global
         Sports, Inc.'s Current Report on Form 8-K dated July 31, 1995 and incorporated herein by reference)
 10.9+   Global Sports, Inc.'s 1995 Non-Employee Directors' Stock Option Plan
         (filed with Global Sports, Inc.'s Proxy Statement on Schedule 14A filed on October 13, 1995 in connection with the 1995 Special Meeting in Lieu of Annual Meeting held on November 15, 1995 and incorporated herein by reference)
 10.10+  Global Sports, Inc.'s Deferred Profit Sharing Plan and Trust (filed with Global Sports, Inc.'s Quarterly Report on Form 10-Q for the
         quarter ended March 31, 1998 and incorporated herein by reference)

 Exhibit
 Number                                Description
 -------                               -----------
 10.11+  Employment Agreement, dated June 1, 2001, by and between Global
         Sports, Inc. and Michael G. Rubin (filed with Global Sports, Inc.'s
         Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference)
 10.12+  Employment Agreement, dated February 24, 1999, by and between Global
         Sports, Inc. and Michael R. Conn (filed with Global Sports, Inc.'s
         Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference)
 10.13+  Employment Agreement, dated August 9, 1999, by and between Global
         Sports, Inc. and Arthur H. Miller (filed with Global Sports, Inc.'s
         Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference)
 10.14+  Employment Agreement, dated January 10, 2000, by and between Global
         Sports, Inc. and Steven Davis (filed with Global Sports, Inc.'s Annual
         Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference)
 10.15+  Employment Agreement, dated February 9, 2000, by and between Global
         Sports, Inc. and Jordan M. Copland (filed with Global Sports, Inc.'s
         Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference)
 10.16+  Employment Agreement, dated May 30, 2000 by and between Global Sports,
         Inc. and Mark Reese (filed with Global Sports, Inc.'s Annual Report on
         Form 10-K for the fiscal year ended December 30, 2000 and incorporated herein by reference)
 10.17*  License and E-Commerce Agreement, dated July 6, 2001, by and among
         Global Sports Interactive, Inc., The Sports Authority, Inc. and The
         Sports Authority Michigan, Inc. (filed with Amendment No. 1 to Global
         Sports, Inc.'s Quarterly Report on Form 10-Q for the quarter ended
         September 29, 2001 and incorporated herein by reference)
 10.18*  E-Commerce Agreement, dated as of August 10, 2001, by and among Global
         Sports, Inc., Bluelight.com, LLC and Kmart Corporation (filed with
         Amendment No. 1 to Global Sports, Inc.'s Quarterly Report on Form 10-Q
         for the quarter ended September 29, 2001 and incorporated herein by reference)
 10.19   Stock Purchase Agreement, dated as of July 20, 2001, by and among
         Global Sports, Inc., Michael G. Rubin and Interactive Technology
         Holdings, LLC (filed with Global Sports, Inc.'s Current Report on Form
         8-K filed on August 27, 2001 and incorporated herein by reference)
 10.20   Letter Agreement, dated as of July 20, 2001, among Global Sports,
         Inc., Interactive Technology Holdings, LLC, SOFTBANK Capital Partners
         LP and SOFTBANK Capital Advisors Fund LP (filed with Global Sports,
         Inc.'s Current Report on Form 8-K filed on August 27, 2001 and incorporated herein by reference)
 21.1    List of Subsidiaries
 23.1    Independent Auditors' Consent (Deloitte & Touche LLP)
 24.1    Power of Attorney (included on Signature Page to this Form 10-K)

--------
+  Management contract or compensatory plan or arrangement
* Confidential treatment has been requested as to certain portions of this exhibit. The omitted portions have been separately filed with the Securities and Exchange Commission.

(b) REPORTS ON FORM 8-K

None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf on the date indicated by the undersigned thereunto duly authorized.

Date: April 1, 2002                       GLOBAL SPORTS, INC.


                                          By: /s/ Michael G. Rubin
                                             ----------------------------------
                                                     Michael G. Rubin,
                                               Chairman, President and Chief
                                                     Executive Officer

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael G. Rubin and Jordan M. Copland, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                         Capacity                 Date
              ---------                         --------                 ----

         /s/ Michael G. Rubin          Chairman, President and       April 1, 2002
--------------------------------------  Chief Executive Officer
           Michael G. Rubin             (principal executive
                                        officer)

        /s/ Jordan M. Copland          Executive Vice President      April 1, 2002
--------------------------------------  and Chief Financial
          Jordan M. Copland             Officer (principal
                                        financial officer and
                                        principal accounting
                                        officer)

       /s/ Kenneth J. Adelberg         Director                      April 1, 2002
--------------------------------------
         Kenneth J. Adelberg

        /s/ M. Jeffrey Branman         Director                      April 1, 2002
--------------------------------------
          M. Jeffrey Branman

         /s/ Ronald D. Fisher          Director                      April 1, 2002
--------------------------------------
           Ronald D. Fisher

           /s/ Harvey Lamm             Director                      April 1, 2002
--------------------------------------
             Harvey Lamm

              Signature                         Capacity                 Date
              ---------                         --------                 ----

          /s/ Mark S. Menell           Director                      April 1, 2002
______________________________________
            Mark S. Menell

        /s/ Michael S. Perlis          Director                      April 1, 2002
______________________________________
          Michael S. Perlis

        /s/ Jeffrey F. Rayport         Director                      April 1, 2002
______________________________________
        Dr. Jeffrey F. Rayport

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Global Sports, Inc.

  We have audited the accompanying consolidated balance sheets of Global Sports, Inc. and subsidiaries (the "Company") as of December 30, 2000 and December 29, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 29, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2000 and December 29, 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2001 in conformity with accounting principles generally accepted in the United States of America.

      /s/ Deloitte & Touche LLP
_____________________________________
        Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 29, 2002

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                      December 30, December 29,
                                                          2000         2001
                                                      ------------ ------------
                       ASSETS
Current assets:
  Cash and cash equivalents.........................    $ 92,012     $105,896
  Short-term investments............................       1,789          842
  Accounts receivable, net of allowance of $287 and
   $239, respectively...............................       4,440        6,973
  Inventory.........................................      19,202       17,779
  Prepaid expenses and other current assets.........       1,485        1,502
                                                        --------     --------
    Total current assets............................     118,928      132,992
Property and equipment, net.........................      26,424       28,929
Goodwill, net.......................................      14,363       13,453
Other assets, net of accumulated amortization of $16
 and $377, respectively.............................         458       15,391
                                                        --------     --------
    Total assets....................................    $160,173     $190,765
                                                        ========     ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................    $ 20,214     $ 22,356
  Accrued expenses and other........................      16,272        8,196
  Deferred revenue..................................       1,317        8,193
  Current portion--note payable.....................          35           39
  Current portion--capital lease obligations........         285          506
                                                        --------     --------
    Total current liabilities.......................      38,123       39,290
Note payable........................................       5,247        5,208
Capital lease obligations...........................         503           --
Commitments and contingencies.......................          --           --
Stockholders' equity:
Preferred stock, Series A, $0.01 par value,
 5,000,000 shares authorized; 800 and 400 shares
 issued as mandatorily redeemable preferred stock
 and outstanding, as of December 30,2000 and
 December 29, 2001, respectively....................          --           --
Common stock, $0.01 par value, 90,000,000 shares
 authorized; 31,925,098 and 37,673,808 shares issued
 as of December 30, 2000 and December 29, 2001,
 respectively; 31,925,098 and 37,672,598 shares
 outstanding as of December 30, 2000 and December
 29, 2001, respectively.............................         319          377
Additional paid in capital..........................     217,124      277,628
Accumulated deficit.................................    (101,143)    (131,738)
                                                        --------     --------
                                                       116,300        146,267
Less: Treasury stock, at par........................          --           --
                                                        --------     --------
    Total stockholders' equity......................     116,300      146,267
                                                        --------     --------
    Total liabilities and stockholders' equity......    $160,173     $190,765
                                                        ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                 Fiscal Year Ended
                                        --------------------------------------
                                        January 1,  December 30,  December 29,
                                           2000         2000          2001
                                        ----------  ------------  ------------
Net revenues...........................   $  5,511      $ 42,808      $102,610
Cost of revenues.......................      3,817        29,567        67,586
                                          --------      --------      --------
  Gross profit.........................      1,694        13,241        35,024
                                          --------      --------      --------
Operating expenses:
  Sales and marketing, exclusive of
   $192, $1,486 and $847 reported
   below as stock-based compensation,
   respectively........................     11,609        37,730        32,390
  Product development, exclusive of
   $20, $0 and $461 reported below as
   stock-based compensation,
   respectively........................      6,933         7,292         8,590
  General and administrative, exclusive
   of $2,443, $3,497 and $8,974
   reported below as stock-based
   compensation, respectively..........      8,914         8,730        10,638
  Stock-based compensation.............      2,655         4,983        10,282
  Depreciation and amortization........        728         8,074         6,662
                                          --------      --------      --------
    Total operating expenses...........     30,839        66,809        68,562
                                          --------      --------      --------
Other (income) expense:
  Interest expense.....................        313           407           608
  Interest income......................       (774)       (1,815)       (3,049)
  Other, net...........................         (2)           --          (502)
                                          --------      --------      --------
    Total other (income) expense.......       (463)       (1,408)       (2,943)
                                          --------      --------      --------
Loss from continuing operations before
 income taxes..........................    (28,682)      (52,160)      (30,595)
Benefit from income taxes..............      2,222            --            --
                                          --------      --------      --------
Loss from continuing operations........    (26,460)      (52,160)      (30,595)
Discontinued operations:
  Income from discontinued operations
   (net of income tax benefit of
   $(583), $0 and $0 in 1999, 2000, and
   2001, respectively).................        550            --            --
  Loss on disposition of discontinued
   operations (net of income tax
   provision of $2,160, $0 and $0 in
   1999, 2000 and 2001, respectively)..   (17,337)      (5,850)           --
                                         --------       --------      --------
Net loss...............................   $(43,247)     $(58,010)     $(30,595)
                                          ========      ========      ========
Earnings (losses) per share:
  Basic and diluted--
    Loss from continuing operations....   $  (1.78)     $  (2.37)     $  (0.90)
    Income from discontinued
     operations........................       0.04            --            --
    Loss on disposition of discontinued
     operations........................      (1.17)        (0.27)           --
                                          --------      --------      --------
    Net loss...........................   $  (2.91)     $  (2.64)     $  (0.90)
                                          ========      ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                       Retained                  Accumulated
                           Common Stock   Additional   Earnings                     Other     Treasury Stock
                          ---------------  Paid in   (Accumulated Comprehensive Comprehensive ---------------
                          Shares  Dollars  Capital     Deficit)   Income (Loss) Income (Loss) Shares  Dollars  Total
                          ------  ------- ---------- ------------ ------------- ------------- ------  ------- --------
Consolidated balance at
 December 31, 1998......  12,994   $130    $ 17,111   $     114                     $(47)      1,069   $(214) $ 17,094
Net loss................                                (43,247)    $(43,247)                                  (43,247)
Translation
 adjustments............                                     --           47          47                            47
                                                                    --------
Comprehensive loss......                                            $(43,200)
                                                                    ========
Issuance of common stock
 to SOFTBANK, net of
 costs .................   6,154     61      79,755                                                             79,816
Issuance of options and
 warrants to purchase
 common stock in
 exchange for services
 .......................                      3,771                                                              3,771
Issuance of common stock
 upon exercise of
 options and warrants ..     396      4       1,824                                                              1,828
                          ------   ----    --------   ---------                     ----      ------   -----  --------
Consolidated balance at
 January 1, 2000........  19,544    195     102,461     (43,133)                      --       1,069   (214)    59,309
Net loss................                                (58,010)    $(58,010)                                  (58,010)
Translation
 adjustments............                                                  --
                                                                    --------
Comprehensive loss......                                            $(58,010)
                                                                    ========
Issuance of common stock
 and warrants to
 SOFTBANK and Rustic
 Canyon Ventures, LP,
 net of costs...........   3,125     31      24,752                                                             24,783
Issuance of common stock
 and issuance of
 warrants valued at
 approximately $8.9
 million to ITH, net of
 costs..................   5,000     50      41,263                                                             41,313
Issuance of common stock
 in acquisition of
 Fogdog, Inc. ..........   5,067     51      42,305                                                             42,356
Issuance of options and
 warrants to purchase
 common stock in
 exchange for services
 .......................                      5,573                                                              5,573
Issuance of common stock
 upon exercise of
 options and warrants ..     205      2         724                                                                726
Issuance of common stock
 under Employee Stock
 Purchase Plan .........      53      1         249                                                                250
Retirement of treasury
 stock..................  (1,069)   (11)       (203)                                          (1,069)    214        --
                          ------   ----    --------   ---------                     ----      ------   -----  --------
Consolidated balance at
 December 30, 2000......  31,925    319     217,124    (101,143)                      --          --      --   116,300
Net loss................                                (30,595)    $(30,595)                                  (30,595)
Translation
 adjustments............                                                  --
                                                                    --------
Comprehensive loss......                                            $(30,595)
                                                                    ========
Issuance of common stock
 in lieu of future cash
 revenue share
 payments...............   1,600     16      14,400                                                             14,416
Issuance of common stock
 to ITH, net of costs...   3,000     30      29,970                                                             30,000
Issuance of options and
 warrants to
 purchase common stock
 in exchange for
 services...............                      9,962                                                              9,962
Issuance of common stock
 upon
 exercise of options and
 warrants...............     958     10       5,722                                                              5,732
Issuance of common stock
 under Employee Stock
 Purchase Plan..........     191      2         683                                                                685
Contribution from
 stockholder............                         71                                                                 71
Repurchase of warrants..                       (300)                                                              (300)
Purchase of treasury
 stock..................                         (4)                                               1                (4)
                          ------   ----    --------   ---------                     ----      ------   -----  --------
Consolidated balance at
 December 29, 2001......  37,674   $377    $277,628   $(131,738)                    $ --           1   $  --  $146,267
                          ======   ====    ========   =========                     ====      ======   =====  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                    Fiscal Year Ended
                                           ------------------------------------
                                           January 1, December 30, December 29,
                                              2000        2000         2001
                                           ---------- ------------ ------------
Cash Flows from Operating Activities:
 Net loss.................................  $(43,247)   $(58,010)    $(30,595)
 Deduct:
   Income from discontinued operations....       550          --           --
   Loss on disposition of discontinued
    operations............................   (17,337)     (5,850)          --
                                            --------    --------     --------
 Loss from continuing operations..........   (26,460)    (52,160)     (30,595)
                                            --------    --------     --------
 Adjustments to reconcile loss from
  continuing operations to net cash used
  in operating activities:
   Depreciation and amortization..........       728       8,074        6,662
   Stock-based compensation...............     2,655       4,983       10,282
 Changes in operating assets and
  liabilities, net of discontinued
  operations:
   Accounts receivable, net...............    (2,738)     (3,660)      (2,533)
   Inventory..............................   (10,697)     (7,056)       1,423
   Prepaid expenses and other current
    assets................................      (845)        (49)         (17)
   Refundable income taxes................    (1,338)      1,338           --
   Income taxes payable...................    (1,379)         --           --
   Accounts payable, accrued expenses and
    other.................................    17,222      10,454       (5,296)
   Deferred revenue.......................       505         130        6,876
                                            --------    --------     --------
   Net cash used in continuing
    operations............................   (22,347)    (37,946)     (13,198)
   Net cash used in discontinued
    operations............................    (3,241)       (670)          --
                                            --------    --------     --------
   Net cash used in operating activities..   (25,588)    (38,616)     (13,198)
                                            --------    --------     --------
Cash Flows from Investing Activities:
 Acquisition of property and equipment,
  net.....................................   (18,422)    (13,675)      (8,433)
 (Additions) reductions to goodwill and
  other assets, net.......................       174        (196)        (693)
 Net cash received from acquisition of
  Fogdog, net of acquisition costs........        --      35,692           --
 Proceeds from sale of discontinued
  operations..............................    10,317      13,200           --
 (Purchases) sales of short-term
  investments.............................        --        (794)         947
                                            --------    --------     --------
   Net cash provided by (used in)
    investing activities..................    (7,931)     34,227       (8,179)
                                            --------    --------     --------
Cash Flows from Financing Activities:
 Net repayments under line of credit......   (18,812)         --           --
 Repurchase of warrants...................        --          --         (300)
 Repayments of capital lease
  obligations.............................      (128)     (1,394)        (282)
 Proceeds from mortgage note..............        --       5,300           --
 Repayments of mortgage note..............        --         (18)         (35)
 Proceeds from subordinated note from
  SOFTBANK................................    15,000          --           --
 Purchases of treasury stock..............        --          --           (4)
 Proceeds from sale of common stock and
  warrants................................    64,727      64,545       30,700
 Proceeds from exercises of common stock
  options and warrants....................     1,828         623        5,111
 Contribution from stockholder............        --          --           71
 Repayment of subordinated notes payable,
  related party...........................    (1,806)         --           --
 Proceeds from sale of minority interest
  in subsidiary...........................         2          --           --
 Costs of debt issuance...................       (30)         --           --
                                            --------    --------     --------
   Net cash provided by financing
    activities............................    60,781      69,056       35,261
                                            --------    --------     --------
Net increase in cash and cash
 equivalents..............................    27,262      64,667       13,884
Cash and cash equivalents, beginning of
 year.....................................        83      27,345       92,012
                                            --------    --------     --------
Cash and cash equivalents, end of year....  $ 27,345    $ 92,012     $105,896
                                            ========    ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--DESCRIPTION OF BUSINESS

  Global Sports, Inc. ("Global" or the "Company"), a Delaware corporation, develops and operates electronic commerce ("e-commerce") businesses of retailers, manufacturers, media companies and professional sports organizations. The Company currently derives virtually all of its revenues from sales of goods through its partners' online stores and direct response television campaigns, toll-free telephone number sales, business-to-business and group sales and related outbound shipping charges, net of allowances for returns and discounts, as well as from fixed and variable fees earned in connection with the development and operation of its partners' e-commerce businesses and the provision of marketing services. Each of the Company's partners owns the URL address of its Web site. Based upon the terms of the agreements with its partners, the Company owns certain components of the Web sites and the partners own other components.

  See Note 18 for a description of discontinued operations.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

  The following summarize the Company's significant accounting policies:

  Fiscal Year: During 1999, the Company changed its fiscal year end date from a calendar year end to a year end date representing the Saturday closest to December 31, beginning with the fiscal year ended January 1, 2000. The fiscal year is named for the calendar year ending on that December 31. The effects on results of operations of the additional day in the fiscal year ended January 1, 2000, two fewer days in the fiscal year ended December 30, 2000 and one fewer day in the fiscal year ended December 29, 2001 are not significant.

  Basis of Consolidation: The financial statements presented include the accounts of the Company and all wholly-owned subsidiaries. All significant inter-company balances and transactions among consolidated entities have been eliminated.

  Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

  Fair Values: The estimated fair value amounts presented in these consolidated financial statements have been determined by the Company using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Such fair value estimates are based on pertinent information available to management as of December 30, 2000 and December 29, 2001, and have not been comprehensively revalued for purposes of these consolidated financial statements since such dates.

  Cash and Cash Equivalents: The Company considers all highly liquid investments with maturities at date of purchase of three months or less to be cash equivalents. The carrying value of cash equivalents approximates their current market value.

  Short Term Investments: Short-term investments consist of commercial paper and a certificate of deposit. The Company has classified these short-term investments as held-to-maturity and recorded them at amortized cost.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

  Inventory: Inventory, primarily consisting of sporting goods, athletic equipment, footwear and apparel, is valued at the lower of cost (determined using the first-in, first-out method) or market.

  Property and Equipment: Property and equipment are stated at cost, net of accumulated depreciation or amortization. Costs incurred to develop internal-use computer software during the application development stage, including those relating to developing the partners' Web sites, generally are capitalized. Costs of enhancements to internal-use computer software are capitalized, provided that these enhancements result in additional functionality. Depreciation or amortization is provided using the straight-line method over the estimated useful lives of the assets, which are generally:

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

  Change in Useful Life of Property and Equipment: During the three-month period ended March 31, 2001, the Company increased its estimate of the useful lives of its computer hardware and software from two years to four years. This change had the effect of decreasing the loss from continuing operations for the fiscal year ended December 29, 2001 by $5.4 million, or $0.16 per share. The increase in estimated useful lives was based on the Company's then-current analysis of its historical operating experience, which indicated that the original estimate was no longer appropriate.

  Goodwill: Goodwill represents the excess of the purchase price over the estimated fair value of net assets acquired in a business combination, and is presented net of related accumulated amortization. Accumulated amortization was $0 and $710,000 as of December 30, 2000 and December 29, 2001, respectively.

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

  Other Assets, Net: Other assets, net consists primarily of deferred partner revenue share charges, resulting from the exercise of a right to receive 1,600,000 shares of the Company's common stock in lieu of future cash partner revenue share payments (see Note 6). Deferred partner revenue share charges were $0 and $14.1 million as of December 30, 2000 and December 29, 2001, respectively, and are being amortized as stock-based compensation as the partner revenue share expense is incurred. The partner revenue share expense incurred is based on actual revenues recognized in a given period and the imputed partner revenue share percentage, which is based on the value of the Company's common stock that was issued upon exercise of the right. Stock-based compensation related to the amortization of deferred partner revenue share charges was $0, $0, and $336,000 for the fiscal years ended January 1, 2000, December 30, 2000 and December 29, 2001, respectively.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

  Foreign Currency Translation: In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," exchange adjustments resulting from foreign currency transactions generally are recognized currently in income, whereas adjustments resulting from translations of financial statements are reflected in accumulated other comprehensive income (loss). The cumulative currency translation loss as of December 31, 1998 was $47,000. Gains and losses on foreign currency transactions for the fiscal year ended January 1, 2000 resulted in a net foreign currency loss of $104,000, and is included in discontinued operations. There were no foreign currency transactions in the fiscal years ended December 30, 2000 and December 29, 2001.

  Deferred Revenue: Deferred revenue consists primarily of fees paid to the Company in advance under an agreement to manage certain aspects of a certain partner's overall e-commerce business, including fulfillment, technology and customer service, existing at the balance sheet date. Deferred revenue also consists of amounts received from the sale of gift certificates redeemable on the Company's partners' Web sites.

  Net Revenues: The Company currently derives virtually all of its revenues from sales of goods through its partners' online stores and direct response television campaigns, toll-free telephone number sales, business-to-business and group sales, and related outbound shipping charges, net of allowances for returns and discounts, as well as from fixed and variable fees earned in connection with the development and operation of its partners' e-commerce businesses and the provision of marketing services.

  The Company recognizes revenues from product sales or services provided when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

  The Company recognizes revenue from product sales, net of estimated returns based on historical experience, upon the shipment of product to customers. The majority of product is shipped from the Company's fulfillment center located in Louisville, KY. The Company relies on certain suppliers known as drop shippers to ship product to customers. The Company acts as principal in these transactions, as orders are initiated directly through the e-commerce businesses that the Company operates, the Company takes title to the goods during shipment and has the economic risk related to collection, customer service and returns.

  The Company considers the criteria presented in Emerging Issues Task Force ("EITF") No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," in determining the appropriate revenue recognition treatment. Generally, when the Company is the primary obligor in a transaction, has general inventory risk, establishes the selling price, has discretion in supplier selection, has physical loss inventory risk after customers order or during shipping, and has credit risk, or has several but not all of these indicators, the Company records revenue gross as a principal.

  The Company pays a percentage of the revenues generated from the sale of products through the e-commerce businesses that the Company operates to its respective partners in exchange for the rights to use their brand names and the promotions and advertising that its partners agree to provide. The Company refers to these royalty payments as partner revenue share charges. The Company has considered the revenue reduction provisions addressed in EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," and believes that the payment of partner revenue share charges, or the issuance of warrants or stock in lieu of cash partner revenue share charges, to its partners does not result in any reduction of revenues. EITF 00-25 addresses consideration paid to parties along a distribution chain. At its discretion, the Company purchases merchandise from its vendors and it is responsible for paying those vendors. The amounts purchased and the prices paid to the Company's vendors are not in any way impacted by the revenue share provisions of the Company's agreements with its partners. Accordingly, the Company's partners and its vendors are not linked in the distribution chain, and the provisions of EITF No. 00-25 do not apply.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

  Revenues from services provided are recognized as the services are rendered. If the Company receives payments for services in advance, these amounts are deferred and then recognized over the service period.

  Other sources of revenue, including commissions from the sale of gift certificates to the Company's retail partners' land-based stores and the sale of advertising on the partners' Web sites, were not significant for the fiscal years ended January 1, 2000, December 30, 2000 and December 29, 2001.

  Cost of Revenues: Cost of revenues includes the cost of products sold and inbound freight related to these products, as well as outbound shipping and handling costs, other than those related to promotional free shipping and subsidized shipping and handling which are included in sales and marketing expense.

  Sales and Marketing: Sales and marketing expenses include advertising and promotional expenses, including promotional free shipping and subsidized shipping and handling costs, online marketing fees, commissions to affiliates, fulfillment costs, customer service costs, credit card fees, merchandising costs and payroll and related expenses. These expenses also include partner revenue share charges, which are payments made to the Company's partners in exchange for the right to use their brands and the promotion and advertising that the Company's partners' agree to provide. Partner revenue share charges were $3.6 million, $1.1 million and $81,000 for the fiscal year ended December 29, 2001, December 30, 2000 and January 1, 2000, respectively.

  Shipping and Handling Costs: The Company defines shipping and handling costs as only those costs incurred for a third-party shipper to transport products to the customer and these costs are included in cost of revenues. In some instances, shipping and handling costs exceed shipping revenues charged to the customer, and are subsidized by the Company. Additionally, the Company selectively offers promotional free shipping whereby it ships merchandise to customers free of all shipping and handling charges. The cost of promotional free shipping and subsidized shipping and handling was $566,000, $3.0 million and $960,000 for the fiscal years ended January 1, 2000, December 30, 2000 and December 29, 2001, respectively, and was charged to sales and marketing expense.

  Fulfillment Costs: The Company defines fulfillment costs as personnel, occupancy and other costs associated with its Kentucky fulfillment center, personnel and other costs associated with its logistical support and vendor operations departments and third-party warehouse and fulfillment services costs. Fulfillment costs were $2.3 million, $10.6 million and $10.0 million for the fiscal years ended January 1, 2000, December 30, 2000, and December 29, 2001, respectively, and are included in sales and marketing expense.

  Advertising: The Company expenses the cost of advertising, which includes on-line marketing fees, media, agency and production expenses, in accordance with the AICPA Accounting Standards Executive Committee's Statement of Position ("SOP") 93-7, "Reporting on Advertising Costs." Advertising production costs are expensed the first time the advertisement is run. On-line marketing fees and media (television, radio and print) placement costs are expensed in the month the advertising appears. Agency fees are expensed as incurred. Advertising expense was $3.9 million, $11.3 million and $5.6 million, for the fiscal years ended January 1, 2000, December 30, 2000 and December 29, 2001, respectively, and are included in sales and marketing expenses.

  Product Development: Product development expenses consist primarily of expenses associated with planning, maintaining and operating the partners' e-commerce businesses, and payroll and related expenses for the engineering, production, creative and management information systems departments.

  Costs incurred to develop internal-use computer software during the application development stage, including those relating to developing the Company's partners' Web sites, generally are capitalized. Costs of enhancements to internal-use computer software are also capitalized, provided that these enhancements result in additional functionality.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

  Stock-Based Compensation: SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company accounts for stock-based compensation for stock options and warrants issued to non-employees in accordance with SFAS No. 123 and EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and EITF No. 00-18, "Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees." Accordingly, compensation cost for stock options and warrants issued to non-employees is measured using a Black-Scholes multiple option pricing model that takes into account assumptions as to the expected life of the option or warrant, the expected volatility of our common stock and the risk-free interest rate over the expected life of the option or warrant.

  The Company also records stock-based compensation as deferred partner revenue share charges are amortized. Stock-based compensation related to the amortization of deferred partner revenue share charges was $0, $0, and $336,000 for the fiscal years ended January 1, 2000, December 30, 2000 and December 29, 2001, respectively.

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

 New Accounting Pronouncements

  Derivative Instruments: SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities") establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement was effective for fiscal years beginning after June 15, 2000, although early adoption was encouraged. This pronouncement was adopted by the Company in the first quarter of 2001, and did not have a significant impact on the Company's financial position or results of operations.

  Business Combinations: In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. The acquisition of Ashford.com, Inc ("Ashford.com") will be accounted for under SFAS No. 141 and represents the first business combination the Company initiated after June 30, 2001. The Company does not expect this statement to have a significant impact on the Company's financial position or results of operations.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

  Goodwill and Other Intangible Assets: In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under an impairment-only approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Any impairment loss resulting from the transition impairment test would be recorded as a cumulative effect of a change in accounting principle. This statement is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of the adoption of this statement on its financial position and results of operations.

  Impairment or Disposal of Long-Lived Assets: In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principals Board ("APB") Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. This statement is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company does not expect this standard to have a significant impact on the Company's financial position or results of operations.

  Consideration Given by a Vendor to a Customer or Reseller: In November 2001, the Emerging Issues Task Force reached a consensus on EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." EITF No. 01-09 addresses the accounting for consideration given by a vendor to a customer or reseller and is a codification of EITF No. 00-14, "Accounting for Certain Sales Incentives," EITF No. 00-22, "Accounting for "Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future" and EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." The Company has determined that the adoption of this statement will not have a significant impact on the Company's financial position or results of operations.

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

  The acquisition has been accounted for under the purchase method and the acquisition costs of $44.7 million have been allocated to the assets acquired and the liabilities assumed based upon estimates of their respective fair values. A total of $14.4 million, representing the excess of the purchase price over fair value of the net tangible assets acquired, has been allocated to Goodwill and was amortized during the fiscal year ended December 29, 2001 by the straight-line method, assuming a useful life of twenty years.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

  The Company's consolidated results of operations incorporates Fogdog's results of operations commencing upon the December 28, 2000 acquisition date. The effect of incorporating Fogdog's results of operations for the three days ended December 30, 2000 was not significant.

NOTE 4--PROPERTY AND EQUIPMENT

  The major classes of property and equipment, at cost, as of December 30, 2000 and December 29, 2001 are as follows:

                                                      December 30, December 29,
                                                          2000         2001
                                                      ------------ ------------
                                                           (in thousands)
Computer hardware and software.......................   $21,645      $27,120
Building and building improvements...................     6,756        7,125
Furniture, warehouse and office equipment............     3,972        4,463
Land.................................................     1,242        1,242
Leasehold improvements...............................     1,016        3,119
Construction in progress.............................         5           --
                                                        -------      -------
                                                         34,636       43,069
Less: Accumulated depreciation and amortization......    (8,212)     (14,140)
                                                        -------      -------
Property and equipment, net..........................   $26,424      $28,929
                                                        =======      =======

NOTE 5--LEASES

 Capital Leases

  During the fourth quarter of fiscal 2000, the Company entered into various capital leases for computer hardware and furniture. As of December 29, 2001, the leases had an aggregate outstanding principal balance of $506,000 and the Company's net investment in these capital leases was $868,000, which is included in property and equipment. Interest expense recorded on the capital leases for the fiscal years ended December 30, 2000 and December 29, 2001 was $3,000 and $116,000, respectively.

 Operating Leases

  The Company currently leases its Louisville, KY fulfillment center as well as certain fixed assets under noncancellable operating leases. Rent expense under operating lease agreements was $213,000, $1.2 million, and $1.8 million for the fiscal years ended January 1, 2000, December 30, 2000, and December 29, 2001, respectively.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

  Future minimum lease payments under leases as of December 29, 2001, together with the present value of those future minimum lease payments, are as follows:

                                                               Capital Operating
                                                               Leases   Leases
                                                               ------- ---------
                                                                (in thousands)
2002..........................................................  $565    $1,410
2003..........................................................    --     1,292
2004..........................................................    --     1,112
2005..........................................................    --       449
2006..........................................................    --        --
                                                                ----    ------
Total future minimum lease payments...........................   565    $4,263
                                                                        ======
Less: Interest discount amount................................    59
                                                                ----
Total present value of future minimum lease payments..........   506
Less: Current portion.........................................   506
                                                                ----
Long-term portion.............................................  $ --
                                                                ====

NOTE 6--STOCKHOLDERS' EQUITY

 Preferred Stock:

  On May 24, 2001, the shareholders approved an amendment to the Company's Certificate of Incorporation that increased the maximum number of authorized shares of preferred stock, $.01 par value, by 4,000,000 to 5,000,000. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights shares.

  In connection with the acquisition of the Gen-X Companies on May 12, 1998, the Company issued 10,000 shares of mandatorily redeemable Series A preferred stock. The redemption price of these shares of preferred stock, which originally was contingent on certain sales and gross profit targets, ranged from a minimum of $.01 per share to a maximum of $50.00 per share, and the shares were redeemable over a five year period. During the fiscal year ended January 1, 2000, 2,000 shares were redeemed for $100,000.

  In connection with the sale of the Company's Off-Price and Action Sports division (see Note 18), the Company redeemed an additional 7,200 shares on May 26, 2000 for an aggregate redemption price of $360,000. The remaining 800 shares of Series A preferred stock which were outstanding as of December 30, 2000 were redeemable over a four year period for an aggregate redemption price of $8.00.

  The Company redeemed an additional 400 shares of the Series A preferred stock during the fiscal year ended December 29, 2001. The remaining 400 shares which were outstanding as of December 29, 2001 are redeemable over a three year period for an aggregate redemption price of $4.00.

 Common Stock:

  On May 24, 2001, the shareholders approved an amendment to the Company's Certificate of Incorporation that increased the maximum number of authorized shares of common stock, $.01 par value, by 30,000,000 to 90,000,000.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

  On August 23, 2001, pursuant to the terms of a stock purchase agreement entered into on July 20, 2001, the Company issued to Interactive Technology Holdings, LLC, a joint venture company formed by Comcast Corporation and QVC, Inc. ("ITH"), 3,000,000 shares of its common stock at a price of $10.00 per share, for an aggregate purchase price of $30.0 million. At the same time, ITH acquired 1,000,000 shares of the Company's common stock from Michael G. Rubin, Chairman, President and Chief Executive Officer of the Company, at a price of $10.00 per share, for an aggregate purchase price of $10.0 million.

  On July 20, 2001, a right to receive 1,600,000 shares of the Company's common stock was exercised in lieu of future cash revenue share payments. On the day immediately preceding the exercise of the right, the closing price of a share of the Company's common stock was $9.00, and the shares were valued at approximately $14.4 million. The 1,600,000 shares of Global Sports common stock issued are subject to restrictions which prohibit the transfer of such shares. These restrictions lapse as to 10% of such shares on December 31, 2002 and as to an additional 10% of such shares on the last day of each quarter thereafter, becoming free of all such transfer restrictions on March 31, 2005.

  On September 13, 2000, the Company agreed to sell to ITH 5,000,000 shares of common stock at $8.15 per share in cash, for an aggregate purchase price of $40.8 million. In addition, ITH agreed to purchase, for approximately $563,000, warrants to purchase 2,500,000 shares of the Company's common stock at an exercise price of $10.00 per share and 2,000,000 shares of the Company's common stock at an exercise price of $8.15 per share. These warrants have a term of five years and were valued at approximately $8.9 million. This investment was completed through two separate closings. On September 13, 2000, ITH invested $14.9 million and on October 5, 2000, ITH invested $26.4 million. The Company has granted ITH certain "demand" and "piggy-back" registration rights with respect to the shares of common stock issued to ITH and issuable to ITH upon exercise of the warrants.

  On April 27, 2000, the Company agreed to sell to funds affiliated with SOFTBANK America Inc. (collectively "SOFTBANK") 2,500,000 shares of common stock and to Rustic Canyon Ventures, LP (f/k/a TMCT Ventures, LP) ("Rustic Canyon") 625,000 shares of common stock at a price of $8.00 per share in cash for an aggregate purchase price of $25.0 million. The sale of these shares was completed on May 1, 2000. In addition, as part of this financing, the Company issued to SOFTBANK warrants to purchase 1,250,000 shares of common stock and to Rustic Canyon warrants to purchase 312,500 shares of common stock. These warrants have a three-year term and an exercise price of $10.00 per share.

 Employee Stock Purchase Plan:

  In March 2000, the Company's board of directors adopted, and in May 2000, the Company's shareholders approved, the 2000 Employee Stock Purchase Plan (the "ESPP"). A total of 400,000 shares of common stock are authorized for issuance under the ESPP, plus an annual increase equal to the lesser of (i) 50,000 shares, or (ii) such smaller number of shares as determined by the board of directors; provided that the total aggregate number of shares issuable under the ESPP may not exceed 900,000 shares. The ESPP is implemented by the periodic offerings of rights to all eligible employees from time to time, as determined by the board of directors. The maximum period of time for an offering is 27 months. The purchase price per share at which common stock is sold in an offering is established by the board of directors prior to the commencement of the offering, but such price may not be less than the lower of
(i) 85% of the fair market value of a share of common stock on the date the right to purchase such shares was granted (generally the first day of the offering) or (ii) 85% of the fair market value of a share of common stock on the applicable purchase date. As of December 29, 2001 and December 30, 2000, 244,546 shares and 53,290 shares, respectively, of common stock had been issued under the ESPP.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

 Treasury Stock:

  During the fiscal year ended December 29, 2001, the Company repurchased 1,210 shares of the Company's common stock from former employees of Fogdog.

  On March 13, 2000, the Company's Board of Directors approved the retirement of 1,069,086 shares of treasury stock held by the Company. The treasury stock was retired during the three-months ended April 1, 2000.

NOTE 7--STOCK OPTIONS AND WARRANTS

  The Company maintains qualified and nonqualified stock option plans for certain employees, directors and other persons (the "Plans"). Under the terms of the Plans, the Company may grant qualified and nonqualified options and restricted stock awards to purchase up to 7,762,571 shares of common stock to employees, directors, and others. The options vest at various times over periods ranging up to five years. The options, if not exercised, expire up to ten years after the date of grant. Stock appreciation rights ("SARs") may be granted under the Plans either alone or in tandem with stock options. Generally, recipients of SARs are entitled to receive, upon exercise, cash or shares of common stock (valued at the then fair market value of the Company's common stock) equal to such fair market value on the date of exercise minus such fair market value on the date of grant of the shares subject to the SAR, although certain other measurements also may be used. A SAR granted in tandem with a stock option is exercisable only if and to the extent that the option is exercised. No SARs have been granted to date under the Plans.

  In connection with the Fogdog acquisition, the Company assumed all of the outstanding options issued under the Fogdog, Inc. 1999 Stock Incentive Plan (the "Fogdog Plan"), as well as the outstanding warrant held by Nike USA, Inc. ("Nike"). Upon closing of the merger, options outstanding under the Fogdog Plan became options to purchase an aggregate of 381,500 shares of the Company's common stock and the warrant outstanding held by Nike became a warrant to purchase 555,437 shares of the Company's common stock. The terms of the Fogdog options are similar to the terms of the options issuable under the Company's Plans.

  The following table summarizes the stock option activity for the fiscal years ended January 1, 2000, December 30, 2000 and December 29, 2001:

                                                   Fiscal Year Ended
                         -----------------------------------------------------------------------
                             January 1, 2000       December 30, 2000       December 29, 2001
                         ----------------------- ----------------------- -----------------------
                                        Weighted                Weighted                Weighted
                                        Average                 Average                 Average
                           Number of    Exercise   Number of    Exercise   Number of    Exercise
                             Shares      Price      Shares       Price      Shares       Price
                         -------------- -------- -------------  -------- -------------  --------
                         (in thousands)          (in thousands)          (in thousands)
Outstanding, beginning
 of fiscal year.........     1,189       $5.71       1,924       $11.71      4,552       $9.29
  Granted and
   assumed(/1/).........     1,308       14.82       3,472         8.92      2,640        7.02
  Exercised.............      (346)       4.84        (202)        3.15       (889)       5.73
  Cancelled.............      (227)       8.03        (642)       14.93       (776)      16.21
                             -----                   -----                   -----
Outstanding, end of
 fiscal year............     1,924       11.71       4,552         9.29      5,527        8.02
                             =====                   =====                   =====
Exercisable, end of
 fiscal year............       571        7.81       1,399         9.82      1,960        8.82
                             =====                   =====                   =====

--------
(1) For the fiscal year ended December 30, 2000, the number of shares granted and assumed includes the assumption of 381,500 outstanding options issued under the Fogdog, Inc. 1999 Stock Incentive Plan assumed by the Company in connection with the Fogdog acquisition.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

  The following table summarizes the warrant activity for the fiscal years ended January 1, 2000, December 30, 2000 and December 29, 2001:

                                                   Fiscal Year Ended
                         -----------------------------------------------------------------------
                             January 1, 2000       December 30, 2000       December 29, 2001
                         ----------------------- ----------------------- -----------------------
                                        Weighted                Weighted                Weighted
                                        Average                 Average                 Average
                           Number of    Exercise   Number of    Exercise   Number of    Exercise
                             Shares      Price      Shares       Price      Shares       Price
                         -------------- -------- -------------  -------- -------------  --------
                         (in thousands)          (in thousands)          (in thousands)
Outstanding, beginning
 of fiscal year.........      206        $6.35         488       $11.90      7,251       $9.50
  Granted and
   assumed(/1/).........      333        14.42       7,045         9.59      1,237        7.48
  Exercised.............      (50)        7.63          (2)        7.35        (70)       7.27
  Cancelled.............       (1)       16.25        (280)       16.22       (601)       7.93
                              ---                    -----                   -----
Outstanding, end of
 fiscal year............      488        11.90       7,251         9.50      7,817        9.27
                              ===                    =====                   =====
Exercisable, end of
 fiscal year............      486        11.93       7,250         9.50      7,567        9.50
                              ===                    =====                   =====

--------
(1) For the fiscal year ended December 30, 2000, the number of shares granted and assumed includes the assumption of the outstanding warrant to purchase 555,437 shares of the Company's common stock held by Nike assumed by the Company in connection with the Fogdog acquisition.

  During the fiscal year ended December 29, 2001, the Company granted to employees options and restricted stock awards to purchase an aggregate of 2,385,600 shares of the Company's common stock at prices ranging from $0.01 to $19.00 per share and granted to consultants options to purchase an aggregate of 255,050 shares of the Company's common stock at prices ranging from $5.69 to $11.63 per share. The weighted average fair value and the weighted average exercise price of the options granted with exercise prices at the then-current market prices of the underlying stock during the fiscal year ended December 29, 2001 was $4.59 and $7.12 per share, respectively. The weighted average fair value and the weighted average exercise price of the options granted with exercise prices below the then-current market prices of the underlying stock during the fiscal year ended December 29, 2001 was $10.44 and $1.00 per share, respectively. The weighted average fair value and the weighted average exercise price of the options granted with exercise prices above the then-current market prices of the underlying stock during the fiscal year ended December 29, 2001 was $3.02 and $6.94 per share, respectively. For the fiscal year ended December 29, 2001, the Company recorded $3.1 million of stock-based compensation expense relating to options and restricted stock ($2.1 million relating to employees and $1.0 million relating to consultants).

  During the fiscal year ended December 29, 2001, the Company modified the vesting schedule or exercise price of 171,150 options. For those options repriced, the exercise prices were changed to $6.94 per share. Because these options were accelerated or repriced, they are subject to variable accounting, and the Company recognized $163,000 of stock-based compensation expense for the fiscal year ended December 29, 2001, which is included in the amount of stock-based compensation expense relating to options described above. The amount of stock-based compensation expense to be recognized in future periods is $0 as there is no future vesting or service period for the modified options.

  During the fiscal year ended December 29, 2001, the Company granted to partners and consultants warrants to purchase an aggregate of 1,236,620 shares of the Company's common stock at prices ranging from $2.50 to $17.15 per share. The weighted average fair value and the weighted average exercise price of the warrants granted with exercise prices at the then-current market prices of the underlying stock during the fiscal year ended December 29, 2001 was $9.74 and $13.40 per share, respectively. The weighted average fair value and the weighted average exercise price of the warrants granted with exercise prices below the then-current market prices of the underlying stock during the fiscal year ended December 29, 2001 was $6.81 and $4.75 per share, respectively. For the fiscal year ended December 29, 2001, the Company recorded $6.8 million of stock-based compensation expense relating to warrants.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

  On July 20, 2001, the Company issued to ITH a five-year warrant to purchase an aggregate of 300,000 shares of the Company's common stock at an exercise price of $6.00 per share in consideration for certain corporate development services performed by ITH on behalf of the Company, which is included in the number of warrants granted to partners and consultants described above. The Company valued the warrant at approximately $2.1 million and recorded this amount as stock-based compensation expense, which is included in the amount of stock-based compensation expense relating to warrants for the fiscal year ended December 29, 2001 described above.

  During the fiscal year ended December 30, 2000, the Company granted to employees options and restricted stock awards to purchase an aggregate of 2,875,439 shares of the Company's common stock at prices ranging from $0.01 to $20.75 per share and granted to consultants options to purchase an aggregate of 215,295 shares of the Company's common stock at prices ranging from $0.01 to $17.13 per share. The weighted average fair value and the weighted average exercise price of the options granted with exercise prices at the then-current market prices of the underlying stock during the fiscal year ended December 30, 2000 was $4.57 and $9.95 per share, respectively. The weighted average fair value and the weighted average exercise price of the options granted with exercise prices below the then-current market prices of the underlying stock during the fiscal year ended December 30, 2000 was $12.62 and $6.93 per share, respectively. The weighted average fair value and the weighted average exercise price of the options granted with exercise prices above the then-current market prices of the underlying stock during the fiscal year ended December 30, 2000 was $4.17 and $8.15 per share, respectively. For the fiscal year ended December 30, 2000, the Company recorded $2.2 million of stock-based compensation expense relating to options and restricted stock. Of this amount, $1.7 million is included in continuing operations ($1.6 million relating to employees and $85,000 relating to consultants) and $475,000 is included in discontinued operations. The balance of the value of options and restricted stock granted during fiscal 2000 will be recognized as services are provided over terms of three years.

  During the fiscal year ended December 30, 2000, the Company modified the vesting schedule or exercise price of 306,735 options. For those options repriced, the exercise prices were changed to prices ranging from $0.01 to $8.15 per share. Because these options were accelerated or repriced, they are subject to variable accounting, and the Company recognized $354,000 and $611,000 of stock-based compensation expense for the fiscal years ended December 30, 2000 and December 29, 2001, respectively, which amounts are included in the amounts of stock-based compensation expense relating to options described above. Of the $354,000 of stock-based compensation expense recognized for the fiscal year ended December 30, 2000, $19,000 is included in continuing operations and $335,000 is included in discontinued operations. The amount of stock-based compensation expense to be recognized in future periods is subject to adjustment based upon changes in the price of the Company's common stock.

  During the fiscal year ended December 30, 2000, the Company granted to partners warrants to purchase an aggregate of 426,620 shares of the Company's common stock at prices ranging from $4.31 to $18.00 per share and issued to investors warrants to purchase an aggregate of 6,062,500 shares of the Company's common stock at prices ranging from $8.15 to $10.00 per share. The weighted average fair value and the weighted average exercise price of the warrants granted with exercise prices at the then-current market prices of the underlying stock during the fiscal year ended December 30, 2000 was $2.81 and $7.75 per share, respectively. The weighted average fair value and the weighted average exercise price of the warrants granted with exercise prices below the then-current market prices of the underlying stock during the fiscal year ended December 30, 2000 was $6.09 and $15.36 per share, respectively. The weighted average fair value and the weighted average exercise price of the warrants granted and issued with exercise prices above the then-current market prices of the underlying stock during the fiscal year ended December 30, 2000 was $2.24 and $9.44 per share, respectively. For the fiscal year ended December 30, 2000, the Company recorded $3.3 million of stock-based compensation expense relating to warrants, all of which is included in continuing operations.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

  During the fiscal year ended December 30, 2000, the Company modified the exercise price of 293,320 warrants. The exercise prices were changed to $8.15 per share. Because these warrants were repriced, they are subject to variable accounting, and the Company recognized $446,000 of stock-based compensation expense for the fiscal year ended December 30, 2000, which is included in the amount of stock-based compensation expense relating to warrants described above. The amount of stock-based compensation expense to be recognized in future periods is $0 as there is no future vesting or service period for the modified warrants.

  During the fiscal year ended January 1, 2000, the Company granted to employees and consultants options and restricted stock awards to purchase an aggregate of 1,307,907 shares (1,105,741 shares relating to employees and 202,166 shares relating to consultants) of the Company's common stock at prices ranging from $0.01 to $24.69 per share. The weighted average fair value and the weighted average exercise price of the options granted with exercise prices at the then-current market prices of the underlying stock during the fiscal year ended January 1, 2000 was $7.64 and $16.72 per share, respectively. The weighted average fair value and the weighted average exercise price of the options granted with exercise prices below the then-current market prices of the underlying stock during the fiscal year ended January 1, 2000 was $8.70 and $6.82 per share, respectively. For the fiscal year ended January 1, 2000, the Company recorded $1.9 million of stock-based compensation expense relating to options and restricted stock. Of this amount, $806,000 is included in continuing operations ($217,000 relating to employees and $589,000 relating to consultants) and $1.1 million is included in discontinued operations. The balance of the value of options and restricted stock granted during fiscal 1999 will be recognized as services are provided over terms ranging from two to three years.

  During the fiscal year ended January 1, 2000, the Company issued options to purchase 123,500 shares of the Company's common stock with a fair market value at the dates of grant amounting to $1.6 million to non-employees which are included in the options described above. Because these options require certain counterparty performance conditions, they are subject to variable accounting. The Company is recording compensation expense over the five-year term of the options as required by EITF No. 96-18 and recognized $66,000, $111,000 and $173,000 as compensation expense for the fiscal years ended January 1, 2000, December 30, 2000 and December 29, 2001, respectively, which amounts are included in the amounts of stock-based compensation expense relating to options described above. The amount of stock-based compensation expense recognized in future periods is subject to adjustment based upon changes in the price of the Company's common stock.

  In connection with the disposition of its historical businesses during the fiscal year ended January 1, 2000, the Company accelerated the vesting of 415,441 options previously granted to employees of the discontinued operations as an inducement to remain with the businesses for a period of ninety days following their sale. For accounting purposes, the Company considers this action a cancellation of a previous award and the grant of a new award. Since the grantees will not be employees of the Company when the options vest, the Company valued the awards in accordance with the provisions of SFAS No. 123 and charged the related expense to discontinued operations for the fiscal year ended January 1, 2000. As these awards required counterparty performance conditions, they are subject to variable accounting. The amount of stock-based compensation expense to be recognized in future periods is $0 as there is no future vesting or service period for the modified options.

  During the fiscal year ended January 1, 2000, the Company granted to partners and consultants warrants to purchase an aggregate of 333,320 shares of the Company's common stock at prices ranging from $7.63 to $15.00 per share. The weighted average fair value and the weighted average exercise price of the warrants granted with exercise prices below the then-current market prices of the underlying stock during the fiscal year ended January 1, 2000 was $5.81 and $14.61 per share, respectively. For the fiscal year ended January 1, 2000, the Company recorded $1.8 million of stock-based compensation expense relating to warrants, all of which is included in continuing operations.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

  The following table summarizes information regarding options and warrants outstanding and exercisable as of December 29, 2001:

                                    Outstanding                                  Exercisable
                ---------------------------------------------------- -----------------------------------
                                   Weighted Average
   Range of                           Remaining
   Exercise     Number Outstanding Contractual Life Weighted Average Number Exercisable Weighted Average
    Prices        (in thousands)       In Years      Exercise Price    (in thousands)    Exercise Price
   --------     ------------------ ---------------- ---------------- ------------------ ----------------
$ 0.59--$ 5.56         3,272             8.40            $4.44               926             $3.86
$ 5.69--$ 8.15         3,433             5.12             7.68             2,697              7.80
$ 9.00--$10.00         4,769             3.51             9.88             4,627              9.91
$10.60--$25.00         1,848             5.36            14.92             1,259             14.17
$30.56--$74.54            22             4.12            38.01                18             37.24
                      ------                                               -----
$ 0.59--$74.54        13,344             5.37             8.74             9,527              9.35
                      ======                                               =====

  As of December 29, 2001, 1,344,236 shares of common stock were available for future grants under the Plans.

  The Company accounts for incentive stock option awards granted to employees under the Plans in accordance with APB Opinion No. 25, and, therefore, compensation cost using the intrinsic method has been recognized for those awards. If compensation cost for such awards had been determined consistent with SFAS No. 123, the Company's pro forma net loss and losses per share for the fiscal years ended January 1, 2000, December 30, 2000 and December 29, 2001 would have been as follows:

                                                          As Reported Pro Forma
                                                          ----------- ---------
                                                             (in thousands)
Fiscal Year Ended January 1, 2000
  Net loss...............................................  $(43,247)  $(46,850)
                                                           ========   ========
  Losses per share--basic and diluted....................  $  (2.91)  $  (3.15)
                                                           ========   ========
Fiscal Year Ended December 30, 2000
  Net loss...............................................  $(58,010)  $(64,203)
                                                           ========   ========
  Losses per share--basic and diluted....................  $  (2.64)  $  (2.91)
                                                           ========   ========
Fiscal Year Ended December 29, 2001
  Net loss...............................................  $(30,595)  $(38,518)
                                                           ========   ========
  Losses per share--basic and diluted....................  $  (0.90)  $  (1.13)
                                                           ========   ========

  The fair value of options and restricted stock granted under the Plans during the fiscal years ended January 1, 2000, December 30, 2000 and December 29, 2001 were estimated on the date of grant using the Black-Scholes multiple option pricing model, with the following weighted average assumptions:

                                             Fiscal Year Ended
                            ---------------------------------------------------
        Assumption          January 1, 2000 December 30, 2000 December 29, 2001
        ----------          --------------- ----------------- -----------------
Dividend yield............          None             None              None
Expected volatility.......         50.00%           90.00%            99.00%
Average risk free interest
 rate.....................          5.57%            5.26%             3.75%
Average expected lives....    6.28 years       4.45 years        3.41 years

                      GLOBAL SPORTS, INC. AND SUBSIDIARIES

  The fair value of warrants granted and issued during the fiscal years ended January 1, 2000, December 30, 2000 and December 29, 2001 were estimated on the date of grant using the Black-Scholes multiple option pricing model, with the following range of assumptions:

                                            Fiscal Year Ended
                          -------------------------------------------------------
       Assumption          January 1, 2000   December 30, 2000  December 29, 2001
       ----------         -----------------  -----------------  -----------------
Dividend yield..........               None               None               None
Expected volatility.....              50.00%    50.00% - 90.00%   90.00% - 119.00%
Average risk free
 interest rate..........       5.00% - 6.30%      4.86% - 6.70%      3.58% - 4.81%
Average expected lives..  1.00 - 3.50 years  1.00 - 3.50 years  1.00 - 5.00 years

NOTE 8--INCOME TAXES

  The loss from continuing operations before income taxes and the related benefit from income taxes were as follows:

                                                   Fiscal Year Ended
                                          ------------------------------------
                                          January 1, December 30, December 29,
                                             2000        2000         2001
                                          ---------- ------------ ------------
                                                     (in thousands)
Loss from continuing operations before
 income taxes:
  Domestic...............................  $28,682     $52,160      $30,595
  Foreign................................       --          --           --
                                           -------     -------      -------
    Total................................  $28,682     $52,160      $30,595
                                           =======     =======      =======
Benefit from income taxes:
Current:
  Federal................................  $ 2,115     $    --      $    --
  State..................................       --          --           --
  Foreign................................       --          --           --
                                           -------     -------      -------
    Total Current........................  $ 2,115     $    --      $    --
                                           =======     =======      =======
Deferred:
  Federal................................  $   107     $    --      $    --
  State..................................       --          --           --
  Foreign................................       --          --           --
                                           -------     -------      -------
    Total Deferred.......................  $   107     $    --      $    --
                                           =======     =======      =======
Total:
  Federal................................  $ 2,222     $    --      $    --
  State..................................       --          --           --
  Foreign................................       --          --           --
                                           -------     -------      -------
    Total................................  $ 2,222     $    --      $    --
                                           =======     =======      =======

  For the fiscal years ended December 30, 2000 and December 29, 2001, the Company had no provision for federal and state income taxes.

  As of January 1, 2000, the Company had recorded $1.3 million in refundable income taxes resulting from the carryback of operating losses incurred during the fiscal year ended January 1, 2000. This balance was included in current assets as of January 1, 2000. The Company received the refund in December, 2000.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

  The significant components of net deferred tax assets and liabilities as of January 1, 2000, December 30, 2000, and December 29, 2001 consisted of the following:

                                                    Fiscal Year Ended
                                           ------------------------------------
                                           January 1, December 30, December 29,
                                              2000        2000         2001
                                           ---------- ------------ ------------
                                                      (in thousands)
Deferred tax assets:
  Net operating loss carryforwards........  $21,509     $71,915      $58,345
  Deferred revenue........................      206         258        3,334
  Employee benefits.......................      416       1,599        2,632
  Inventory...............................      241       1,066          692
  Prepaid expenses........................       --          --          143
  Depreciation............................      154       3,295        1,332
  Provision for doubtful accounts.........      112         347          611
                                            -------     -------      -------
  Gross deferred tax assets...............   22,638      78,480       67,089
Deferred tax liabilities..................       --          --           --
                                            -------     -------      -------
Net deferred tax assets and liabilities...   22,638      78,480       67,089
  Valuation allowance.....................  (22,638)    (78,480)     (67,089)
                                            -------     -------      -------
Net deferred tax asset....................  $    --     $    --      $    --
                                            =======     =======      =======

  Due to the uncertainty surrounding the realization of the Company's tax attributes in future income tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets. As of December 29, 2001, the Company had available net operating loss carryforwards of approximately $177.1 million which expire in the years 2002 through 2021. The use of certain net operating loss carryforwards are subject to annual limitations based on ownership changes of the Company's stock, as defined by
Section 382 of the Internal Revenue Code. The Company expects that net operating losses of approximately $34.1 million will expire before they can be utilized.

  The differences between the statutory federal income tax rate and the effective income tax rate are provided in the following reconciliation:

                                                    Fiscal Year Ended
                                           -----------------------------------
                                           January 1, December 30, December29,
                                              2000        2000        2001
                                           ---------- ------------ -----------
Statutory federal income tax rate.........   (34.0)%     (34.0)%      (34.0)%
Increase (decrease) in taxes resulting
 from:
  Valuation allowance.....................    30.8%       33.8%        32.9%
  Carryback claim refund..................    (4.6)%        --           --
  Nondeductible amortization..............      --          --          0.8%
  Other...................................     0.1%        0.2%         0.3%
                                             -----       -----        -----
Effective income tax rate.................    (7.7)%       0.0%         0.0%
                                             =====       =====        =====

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

NOTE 9--LOSSES PER SHARE

  Losses per share have been computed in accordance with SFAS No. 128, "Earnings Per Share". Basic and diluted losses per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Outstanding common stock options and warrants have been excluded from the calculation of diluted losses per share because their effect would be antidilutive.

  The amounts used in calculating losses per share data are as follows:

                                                   Fiscal Year Ended
                                          ------------------------------------
                                          January 1, December 30, December 29,
                                             2000        2000         2001
                                          ---------- ------------ ------------
                                                     (in thousands)
Loss from continuing operations..........  $(26,460)   $(52,160)    $(30,595)
Income from discontinued operations......       550          --           --
Loss on disposition of discontinued
 operations..............................   (17,337)     (5,850)          --
                                           --------    --------     --------
Net loss.................................  $(43,247)   $(58,010)    $(30,595)
                                           ========    ========     ========
Weighted average shares outstanding--
 basic and diluted.......................    14,874      22,028       34,033
                                           ========    ========     ========
Outstanding common stock options having
 no dilutive effect......................     1,924       4,552        5,527
                                           ========    ========     ========
Outstanding common stock warrants having
 no dilutive effect......................       488       7,251        7,817
                                           ========    ========     ========

NOTE 10--SIGNIFICANT TRANSACTIONS/CONCENTRATIONS OF CREDIT RISK

  For the fiscal year ended December 29, 2001, included in accounts receivable is $4.8 million related to sales to one entity.

  For the fiscal years ended December 30, 2000 and December 29, 2001, net revenues included $8.4 million and $19.1 million from sales of one of our partner's products sold primarily through its direct response television campaigns in addition to Web site and toll-free number sales. As of December 30, 2000, the Company had $2.7 million included in accounts receivable related to these sales, which was due over a weighted average period of eight months from the date of sale. As of December 29, 2001, the amount included in accounts receivable related to these sales was not significant.

  Cash equivalents potentially subject the Company to credit risk. As of December 29, 2001 the Company had $4.3 million of operating cash and $101.6 million of cash equivalents invested with three financial institutions. The composition of these investments are regularly monitored by management.

NOTE 11--MAJOR SUPPLIERS/ECONOMIC DEPENDENCY

  During the fiscal year ended December 29, 2001, the Company purchased inventory from two suppliers amounting to $12.8 million and $8.7 million or 23% and 16% of total inventory purchased, respectively.

  During the fiscal year ended December 30, 2000, the Company purchased inventory from a single supplier amounting to $6.0 million or 16% of total inventory purchased.

  During the fiscal year ended January 1, 2000, the Company purchased inventory from two suppliers amounting to $2.2 million and $1.8 million or 15% and 12% of total inventory purchased, respectively.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

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

 Employment Agreements

  As of December 29, 2001, the Company had employment agreements with several of its employees for an aggregate annual base salary of $2.3 million plus bonuses and increases in accordance with the terms of the agreements. Remaining terms of such contracts range from two to three years.

 Advertising and Media Agreements

  As of December 29, 2001, the Company was contractually committed for the purchase of future advertising totaling approximately $880,000 through the fiscal year ending December 28, 2002. The expense related to these commitments will be recognized in accordance with the Company's accounting policy related to advertising (see Note 2).

 Partner Revenue Share Payments

  As of December 29, 2001, the Company was contractually committed to minimum cash partner revenue share payments of $375,000 per fiscal quarter through July, 2011.

 Partner Relationships

  The Company operates e-commerce businesses for its partners generally pursuant to exclusive agreements. In most cases, the Company selects and purchases inventory from vendors, sells the inventory directly to customers through the online retail stores and direct response television campaigns that it operates, records revenues generated from the sale of products through those businesses and pays a percentage of those revenues to the respective partners in exchange for the rights to use their brand names and the promotions and advertising that its partners agree to provide.

  In the case of Bluelight.com, LLC, a subsidiary of Kmart Corporation, the Company manages certain aspects of Bluelight's overall e-commerce business, including fulfillment, technology and customer service in exchange for a combination of fixed and variable fees. Bluelight selects the merchandise to be sold on the site, owns a portion of the inventory and provides in-store marketing of the e-commerce business at its retail stores and other offline marketing support, including newspaper circular advertising.

  The Company previously entered into an exclusive agreement with The Sports Authority, Inc. (the "TSA Agreement") through the Company's 80.1% owned subsidiary TheSportsAuthority.com ("TSA.com"). TSA.com paid a royalty to The Sports Authority, Inc. based on a percentage of sales generated by TSA.com's electronic storefront. Effective July 6, 2001, TheSportsAuthority.com was dissolved, pursuant to a certificate of dissolution dated August 14, 2001, and the Company entered into a new agreement with The Sports Authority, Inc., the structure of which is consistent with the exclusive agreements described above.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

NOTE 13--SAVINGS PLAN

  The Company sponsors a voluntary defined contribution savings plan covering all U.S. employees. Company contributions to the plan for each employee may not exceed 3.0% of the employee's annual salary. Total Company contributions were $28,000, $132,000 and $269,000 for the fiscal years ended January 1, 2000, December 30, 2000 and December 29, 2001, respectively.

NOTE 14--SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                      Fiscal Year Ended
                                             -----------------------------------
                                             January 1, December 30, December29,
                                                2000        2000        2001
                                             ---------- ------------ -----------
                                                       (in thousands)
Cash paid during the year for interest.....   $ 1,994     $   976      $   608
Acquisition of Fogdog:
  Fair value of assets acquired (including
   goodwill)...............................   $    --     $60,876      $    --
  Liabilities assumed......................        --     (16,128)          --
  Stock issued.............................        --     (42,356)          --
                                              -------     -------      -------
  Cash paid................................        --       2,392           --
  Cash acquired............................        --      38,084           --
                                              -------     -------      -------
    Net cash received from acquisition of
     Fogdog................................   $    --     $35,692      $    --
                                              =======     =======      =======
Noncash Investing and Financing Activities:
Issuance of common stock in satisfaction of
 accrued interest on subordinated note from
 SOFTBANK..................................   $    89     $    --      $    --
Issuance of common stock upon conversion of
 the SOFTBANK subordinated note ...........   $15,000     $    --      $    --
Issuance of common stock upon exercises of
 options granted to employees of the
 discontinued operations ..................   $    --     $   103      $   638
Issuance of common stock upon the exercise
 of a right in lieu of future cash partner
 revenue share payments....................   $    --     $    --      $14,400

NOTE 15--BUSINESS SEGMENTS

  The Company operates in one principal business segment which develops and operates the e-commerce businesses for retailers, manufacturers, media companies and professional sports organizations. The Company currently derives virtually all of its revenues from the sales of goods through its partners' online stores and direct response television campaigns, toll-free telephone number sales, business-to-business and group sales, and related outbound shipping charges, net of allowances for returns and discounts, as well as from fixed and variable fees earned in connection with the development and operation of partners' e-commerce businesses and the provision of marketing services. All of the Company's net sales, operating results and identifiable assets are in the United States. See Note 18 for a discussion of the Company's discontinued operations.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

NOTE 16--RELATED PARTY TRANSACTIONS

  The Company has entered into strategic alliances to provide procurement and fulfillment services for QVC, Inc., and for certain partners which may be considered affiliates of SOFTBANK America Inc. (or its related companies). The Company recognized net revenues of $0, $3.0 million and $3.5 million on sales to these related parties for the fiscal years ended January 1, 2000, December 30, 2000 and December 29, 2001, respectively. The terms of these sales are comparable to those given to other partners of the Company, and the amount included in accounts receivable as a result of these sales was $738,000 and $236,000 as of December 30, 2000 and December 29, 2001, respectively.

  The Company leased an office and warehouse facility from the Company's Chairman, President and Chief Executive Officer. The lease was terminated effective December 30, 2000, and a $500,000 lease termination fee was outstanding as of December 30, 2000 and recorded in accrued expenses and other. The fee was paid during the three-month period ended March 31, 2001.

NOTE 17--NOTE PAYABLE

 Mortgage Note

  On April 20, 2000, the Company entered into a $5.3 million mortgage note collateralized by the land, building and improvements of its corporate headquarters which have a carrying value of $7.7 million. The mortgage note has a term of ten years and bears interest at 8.49% per annum. As of December 29, 2001, the mortgage note had an aggregate outstanding principal balance of $5.2 million, with $39,000 classified as current, and $5.2 million classified as long term. Annual maturities of the mortgage note for each of the fiscal years 2002 through 2006 is $489,000. The Company recorded $318,000 and $453,000 of interest expense related to this note during the fiscal years ended December 30, 2000 and December 29, 2001, respectively.

  The fair value of the mortgage note is estimated based on current rates offered for similar debt with similar terms and maturity using available market information. At December 29, 2001, the estimated fair value of the Company's mortgage note approximates its carrying value.

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

  On September 24, 1999, the Company and a management group led by James J. Salter and Kenneth J. Finkelstein entered into an acquisition agreement providing for the sale of the Company's Off-Price and Action Sports division, including the sale of all of the issued and outstanding capital stock of the Company's wholly-owned subsidiaries Gen-X Holdings Inc. and Gen-X Equipment Inc. (collectively, the "Gen-X Companies"). On March 13, 2000, the acquisition agreement was amended to, inter alia, (i) extend the date after which either party could terminate the acquisition agreement, (ii) provide for a larger portion of the purchase price to be paid in cash instead of a combination of cash and promissory notes, (iii) reduce the purchase price as a result of more of the purchase price being paid in cash, (iv) provide the purchaser with a breakup fee of $1.5 million, if the Company terminated the agreement under certain circumstances and (v) to accelerate the vesting of options to

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
purchase an aggregate of 281,930 shares of Global Common Stock held by certain employees of Global. Pursuant to the terms of the acquisition agreement, as amended, the aggregate purchase price for the Off-Price and Action Sports division was approximately $17.2 million, consisting of a cash payment of $6.0 million deposited in an escrow account by the purchaser on March 13, 2000, a cash payment at closing of $7.2 million and assumption of certain notes payable by Global in the aggregate principal amount of approximately $4.0 million. For fiscal 1999, the Company recognized a loss of $5.2 million related to the disposition of this division.

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

  Upon initial adoption of the plan to sell these businesses, management expected to recognize a gain upon the disposal of its historical businesses. During the quarter ended June 30, 1999, management revised its estimates and recorded a loss on disposal of $5.6 million. During the quarter ended January 1, 2000, when the Company consummated the sale of its Branded division, the proceeds from the sale were substantially lower than formerly anticipated. As a result of this transaction and the renegotiation of the sales price for the Off-Price and Action Sports division, management made further revisions to its estimates and recognized additional losses on disposal of $11.7 million during the quarter ended January 1, 2000.

  On May 26, 2000, the Company completed the previously announced sale of its Off-Price and Action Sports division. The Company received $13.2 million in cash proceeds from the sale. This sale completed the disposition of the Company's discontinued operations.

  During the fiscal year ended December 30, 2000, the Company recognized an additional loss on the disposition of discontinued operations of $5.9 million resulting from actual expenses and losses differing from estimated amounts, uncollectible accounts receivable and goodwill impairment related to these businesses. Included in accrued expenses and other as of December 30, 2000 and December 29, 2001 was $2.2 million and $102,000, respectively, related to certain remaining obligations of the discontinued operations.

  Net sales of discontinued operations for the fiscal years ended January 1, 2000, December 30, 2000 and December 29, 2001 were $112.8 million, $36.2 million and $0, respectively. For the period from April 20, 1999, the measurement date, through January 1, 2000, discontinued operations incurred net operating losses of $7.6 million, of which $5.3 million was attributable to the Branded division and $2.3 million was attributable to the Off-Price and Action Sports division. The income tax provision for discontinued operations arose as a result of the taxable income of a foreign subsidiary as well as a tax provision related to gains on the disposal of certain intangibles owned by a U.S. subsidiary.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

NOTE 19--QUARTERLY RESULTS (UNAUDITED)

  The following tables contain selected unaudited Statement of Operations information for each quarter of the fiscal years ended December 30, 2000 and December 29, 2001. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                       For the Fiscal Year Ended December
                                                    30, 2000
                                       --------------------------------------
                                        First     Second    Third     Fourth
                                       Quarter   Quarter   Quarter   Quarter
                                       --------  --------  --------  --------
                                         (in thousands, except per share
                                                    amounts)
Net revenues.......................... $  5,719  $  7,750  $  9,014  $ 20,325
                                       ========  ========  ========  ========
Gross profit.......................... $  1,767  $  2,246  $  2,728  $  6,500
                                       ========  ========  ========  ========
Loss from continuing operations....... $(14,033) $(15,607) $(12,378) $(10,142)
Loss on disposition of discontinued
 operations...........................       --    (4,983)       --      (867)
                                       --------  --------  --------  --------
Net loss.............................. $(14,033) $(20,590) $(12,378) $(11,009)
                                       ========  ========  ========  ========
Losses per share--basic and
 diluted(/1/):
  Loss from continuing operations..... $  (0.76) $  (0.75) $  (0.57) $  (0.38)
  Loss on disposition of discontinued
   operations.........................       --     (0.24)       --     (0.03)
                                       --------  --------  --------  --------
  Net loss............................ $  (0.76) $  (0.99) $  (0.57) $  (0.41)
                                       ========  ========  ========  ========
Weighted average shares outstanding--
 basic and diluted....................   18,517    20,780    21,817    26,830
                                       ========  ========  ========  ========

--------
(1) The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

                                               For the Fiscal Year Ended
                                                   December 29, 2001
                                            -----------------------------------
                                             First   Second    Third    Fourth
                                            Quarter  Quarter  Quarter   Quarter
                                            -------  -------  --------  -------
                                            (in thousands, except per share
                                                        amounts)
Net revenues..............................  $16,215  $16,953  $ 18,051  $51,391
                                            =======  =======  ========  =======
Gross profit..............................  $ 5,066  $ 5,256  $  6,151  $18,551
                                            =======  =======  ========  =======
Income (loss) from continuing operations..  $(8,396) $(7,818) $(14,641) $   260
Loss on disposition of discontinued
 operations...............................       --       --        --       --
                                            -------  -------  --------  -------
Net income (loss).........................  $(8,396) $(7,818) $(14,641) $   260
                                            =======  =======  ========  =======
Income (losses) per share--basic and
 diluted(/1/):
  Income (loss) from continuing
   operations.............................  $ (0.26) $ (0.24) $  (0.42) $  0.01
  Loss on disposition of discontinued
   operations.............................       --       --        --       --
                                            -------  -------  --------  -------
  Net income (loss).......................  $ (0.26) $ (0.24) $  (0.42) $  0.01
                                            =======  =======  ========  =======
Weighted average shares outstanding--
 basic....................................   31,926   32,002    34,747   37,456
                                            =======  =======  ========  =======
Weighted average shares outstanding--
 diluted..................................   31,926   32,002    34,747   41,830
                                            =======  =======  ========  =======

--------
(1) The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)

NOTE 20--SUBSEQUENT EVENT

  On March 14, 2002, the Company completed its acquisition of Ashford.com pursuant to a definitive merger agreement executed on September 13, 2001. Under the terms of the agreement, Ashford.com stockholders are receiving $0.125 and 0.0076 of a share of the Company's common stock for each share of Ashford.com common stock. The Company's primary reason for the acquisition was to extend its outsource business model into the jewelry, luxury goods and corporate gifts categories.

  The acquisition will be accounted for under SFAS No.141 and the acquisition costs of approximately $15.3 million will be allocated to the assets acquired and the liabilities assumed based upon estimates of their respective fair values.