Form 10-Q
period 2002-03-30
GLOBAL SPORTS INC
filed 2002-05-14
CIK 828750

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2002.

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM ____________ TO
    ____________ .


                        Commission File Number 0-16611

                               -----------------

                              GLOBAL SPORTS, INC.
            (Exact name of registrant as specified in its charter)


                Delaware                               04-2958132
---------------------------------------- ---------------------------------------
    (State or other jurisdiction of      (I.R.S. Employer Identification Number)
     incorporation or organization)

 1075 First Avenue, King of Prussia, PA                   19406
---------------------------------------- ---------------------------------------
(Address of principal executive offices)               (Zip Code)

                                 610-265-3229
                              -------------------
                        (Registrant's telephone number,
                             including area code)

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes [X]      No [_]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 7, 2002:

                Common Stock, $.01 par value  38,577,190/(1)/
                ---------------------------- ------------------
                   (Title of each class)     (Number of Shares)

--------
/(1)/ Excludes approximately 62,000 shares of the registrant's Common Stock which are issuable to former shareholders of Ashford.com, Inc. in connection with the registrant's acquisition of Ashford.com, but which, as of May 7, 2002, had not yet been issued.

================================================================================

                                   FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 30, 2002

                               TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----
PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements:
   Condensed Consolidated Balance Sheets as of December 29, 2001 and March 30, 2002 (Unaudited).....   3
   Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2001
     and March 30, 2002 (Unaudited).................................................................   4
   Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31,
     2001 and March 30, 2002 (Unaudited)............................................................   5
   Notes to Unaudited Condensed Consolidated Financial Statements...................................   6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......  16
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................................  33

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings..........................................................................  34
Item 2.  Changes in Securities and Use of Proceeds..................................................  34
Item 3.  Defaults Upon Senior Securities............................................................  34
Item 4.  Submission of Matters to a Vote of Security Holders........................................  34
Item 5.  Other Information..........................................................................  34
Item 6.  Exhibits and Reports on Form 8-K...........................................................  34

SIGNATURES..........................................................................................  35

   For all years prior to 1999, our fiscal year ended on December 31. Effective for 1999, we changed our fiscal year from the last day of December to the Saturday nearest the last day of December. Accordingly, references to fiscal 1999, fiscal 2000, fiscal 2001 and fiscal 2002 refer to the years ended January 1, 2000, December 30, 2000, December 29, 2001 and the year ending December 28, 2002.

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

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (Unaudited)

                                                                              December 29, March 30,
                                                                                  2001       2002
                                                                              ------------ ---------
                                   ASSETS
Current assets:
   Cash and cash equivalents.................................................  $ 105,896   $  80,048
   Short-term investments....................................................        842       2,255
   Marketable securities.....................................................         --         565
   Accounts receivable, net of allowance of $239 and $657, respectively......      6,973       5,963
   Inventory.................................................................     17,779      28,837
   Prepaid expenses and other current assets.................................      1,502       3,086
                                                                               ---------   ---------
       Total current assets..................................................    132,992     120,754
Property and equipment, net..................................................     28,929      29,802
Goodwill, net................................................................     13,453      22,268
Other assets, net of accumulated amortization of $377 and $544, respectively.     15,391      15,159
                                                                               ---------   ---------
       Total assets..........................................................  $ 190,765   $ 187,983
                                                                               =========   =========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..........................................................  $  22,356   $  11,935
   Accrued expenses and other................................................      8,196      10,497
   Deferred revenue..........................................................      8,193      10,824
   Current portion - note payable............................................         39          39
   Current portion - capital lease obligations...............................        506         414
                                                                               ---------   ---------
       Total current liabilities.............................................     39,290      33,709
Note payable.................................................................      5,208       5,197
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $0.01 par value, 5,000,000 shares authorized; 400 shares issued as mandatorily redeemable preferred stock and outstanding as of
     December 29, 2001 and March 30, 2002, respectively......................         --          --
   Common stock, $0.01 par value, 90,000,000 shares authorized; 37,673,808 and 38,532,105 shares issued as of December 29, 2001 and March 30,
     2002, respectively; 37,672,598 and 38,530,895 shares outstanding as of
     December 29, 2001 and March 30, 2002, respectively......................        377         385
   Additional paid in capital................................................    277,628     285,737
   Accumulated other comprehensive loss......................................         --          (2)
   Accumulated deficit.......................................................   (131,738)   (137,043)
                                                                               ---------   ---------
                                                                                 146,267     149,077
   Less: Treasury stock, at par..............................................         --          --
                                                                               ---------   ---------
       Total stockholders' equity............................................    146,267     149,077
                                                                               ---------   ---------
       Total liabilities and stockholders' equity............................  $ 190,765   $ 187,983
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

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                                    Three Months Ended
                                                                                    ------------------
                                                                                    March 31, March 30,
                                                                                      2001      2002
                                                                                    --------- ---------
Net revenues.......................................................................  $16,215   $31,925
Cost of revenues...................................................................   11,149    20,355
                                                                                     -------   -------
       Gross profit................................................................    5,066    11,570
                                                                                     -------   -------
Operating expenses:
   Sales and marketing, exclusive of $63 and $252 reported below as stock-based
     compensation, respectively....................................................    7,441     9,192
   Product development, exclusive of $0 and $74 reported below as stock-based
     compensation, respectively....................................................    2,370     2,336
   General and administrative, exclusive of $390 and $206 reported below as stock-
     based compensation, respectively..............................................    2,540     3,302
   Stock-based compensation........................................................      453       532
   Depreciation and amortization...................................................    1,627     1,835
                                                                                     -------   -------
       Total operating expenses....................................................   14,431    17,197
                                                                                     -------   -------
Other (income) expense:
   Interest expense................................................................      147       132
   Interest income.................................................................   (1,116)     (454)
                                                                                     -------   -------
       Total other (income) expense................................................     (969)     (322)
                                                                                     -------   -------
Net loss...........................................................................  $(8,396)  $(5,305)
                                                                                     =======   =======
Losses per share--basic and diluted:
   Net loss........................................................................  $ (0.26)  $ (0.14)
                                                                                     =======   =======
Weighted average shares outstanding--basic and diluted.............................   31,926    38,050
                                                                                     =======   =======



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                Three Months Ended
                                                                                ------------------
                                                                                March 31, March 30,
                                                                                  2001      2002
                                                                                --------- ---------
Cash Flows from Operating Activities:
   Net loss.................................................................... $ (8,396) $ (5,305)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization...........................................    1,627     1,835
       Stock-based compensation................................................      453       532
   Changes in operating assets and liabilities:
       Accounts receivable, net................................................    1,870     3,178
       Inventory...............................................................    1,754       896
       Prepaid expenses and other current assets...............................     (349)   (1,034)
       Accounts payable and accrued expenses and other.........................  (17,982)  (16,234)
       Deferred revenue........................................................     (147)    2,318
                                                                                --------  --------
       Net cash used in operating activities...................................  (21,170)  (13,814)
                                                                                --------  --------
Cash Flows from Investing Activities:
   Acquisition of property and equipment, net..................................   (1,162)   (1,017)
   Reductions to goodwill and other assets, net................................      253       787
   Net cash paid for acquisition of Ashford....................................       --    (8,775)
   Purchases of marketable securities..........................................       --      (567)
   (Purchases) sales of short-term investments.................................      983       (13)
                                                                                --------  --------
       Net cash provided by (used in) investing activities.....................       74    (9,585)
                                                                                --------  --------
Cash Flows from Financing Activities:
   Repayments of capital lease obligations.....................................      (25)      (93)
   Payment on revolving credit facility........................................       --    (3,123)
   Repayments of mortgage note.................................................      (10)      (11)
   Proceeds from exercises of common stock options and warrants................        3       778
                                                                                --------  --------
       Net cash used in financing activities...................................      (32)   (2,449)
                                                                                --------  --------
Net decrease in cash and cash equivalents......................................  (21,128)  (25,848)
Cash and cash equivalents, beginning of period.................................   92,012   105,896
                                                                                --------  --------
Cash and cash equivalents, end of period....................................... $ 70,884  $ 80,048
                                                                                ========  ========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

   Global Sports, Inc. ("Global" or the "Company"), a Delaware corporation, develops and operates e-commerce businesses including on-line retail stores and direct response television campaigns for retailers, manufacturers, media companies and professional sports organizations. The Company currently derives virtually all of its revenues from sales of goods through its partners' online stores and direct response television campaigns, toll-free telephone number sales, business-to-business and group sales and related outbound shipping charges, net of allowances for returns and discounts, as well as from fixed and variable fees earned in connection with the development and operation of its partners' e-commerce businesses and the provision of marketing services. Each of the Company's partners owns the URL address of its Web site. Based upon the terms of the agreements with its partners, the Company owns certain components of the Web sites and the partners own other components.

   The accompanying condensed consolidated financial statements of Global have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

   This quarterly report should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements presented in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 4, 2002.

   Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to those used in the current period.

NOTE 2--ACCOUNTING POLICIES

   Marketable securities: Marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded in stockholders' equity. Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income or loss. As of March 31, 2001 and March 30, 2002, the Company recorded unrealized losses on its marketable securities of $0 and $2,000, respectively.

   Change in Useful Life of Property and Equipment: During the three-month period ended March 31, 2001, the Company increased its estimate of the useful lives of its computer hardware and software from two years to four years. This change had the effect of decreasing the net loss for the three-month periods ended March 31, 2001 and March 30, 2002 by $1.4 million, or $0.04 per share and by $538,000, or $0.01 per share, respectively. The increase in estimated useful lives was based on the Company's then-current analysis of its historical operating experience, which indicated that the original estimate was no longer appropriate.

   Change in Accounting for Goodwill: The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" as of July 1, 2001. The Company accounted for its acquisition of

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

Ashford.com, Inc. ("Ashford") under SFAS No. 141 (see Note 3).

   Effective December 30, 2001, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under an impairment-only approach, goodwill and certain intangibles are not amortized into results of operations, but instead reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. SFAS No. 142 requires the Company to complete a two-step impairment test of goodwill. The first step determines if an impairment exists, and is required to be completed by June 29, 2002. The second step (if necessary) measures the impairment, and is required to be completed by December 28, 2002. The Company is in the process of completing the first step of the impairment test. Any impairment loss resulting from the transition impairment test will be recorded as a cumulative effect of a change in accounting principle. In addition, upon adoption of SFAS No. 142, the Company evaluated its goodwill and intangibles acquired prior to June 30, 2001 using the criteria in SFAS No. 141, and determined that no change in previously recognized goodwill was required.

   The following is a reconciliation of reported net loss to net loss adjusted to reflect the impact of the discontinuance of the amortization of goodwill for the three-month periods ended March 31, 2001 and March 30, 2002:

                                                          Three Months Ended
                                                          ------------------
                                                          March 31, March 30,
                                                            2001      2002
                                                          --------- ---------
                                                            (in thousands)
   Net loss:
      Reported net loss..................................  $(8,396)  $(5,305)
      Goodwill amortization..............................      173        --
                                                           -------   -------
          Adjusted net loss..............................  $(8,223)  $(5,305)
                                                           =======   =======
   Loss per share--basic and diluted:
      Reported net loss per share........................  $ (0.26)  $ (0.14)
      Goodwill amortization..............................     0.01        --
                                                           -------   -------
          Adjusted loss per share--basic and diluted.....  $ (0.25)  $ (0.14)
                                                           =======   =======

   Other Assets, Net: Other assets, net consists primarily of deferred partner revenue share charges, resulting from the exercise of a right to receive 1,600,000 shares of the Company's common stock in lieu of future cash partner revenue share payments. The 1,600,000 shares of Global Sports common stock issued are subject to restrictions which prohibit the transfer of such shares. These restrictions lapse as to 10% of such shares on December 31, 2002 and as to an additional 10% of such shares on the last day of each quarter thereafter, becoming free of all such transfer restrictions on March 31, 2005. Deferred partner revenue share charges were $14.1 million and $13.9 million as of December 29, 2001 and March 30, 2002, respectively, and are being amortized as stock-based compensation expense as the partner revenue share expense is incurred. The partner revenue share expense incurred is based on actual revenues recognized in a given period and the imputed partner revenue share percentage, which is based on the value of the Company's common stock that was issued upon exercise of the right. Stock-based compensation expense related to the amortization of deferred partner revenue share charges was $0 and $158,000 for the three-month periods ended March 31, 2001 and March 30, 2002, respectively.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

   Shipping and Handling Costs: The Company defines shipping and handling costs as only those costs incurred for a third-party shipper to transport products to the customer and these costs are included in cost of revenues. In some instances, shipping and handling costs exceed shipping charges to the customer and are subsidized by the Company. Additionally, the Company selectively offers promotional free shipping whereby it ships merchandise to customers free of all shipping and handling charges. The cost of promotional free shipping and subsidized shipping and handling was $558,000 and $141,000 for the three-month periods ended March 31, 2001, and March 30, 2002, respectively, and was charged to sales and marketing expense.

   Fulfillment Costs: The Company defines fulfillment costs as personnel, occupancy and other costs associated with its Kentucky and Texas fulfillment centers, personnel and other costs associated with its logistical support and vendor operations departments and third-party warehouse and fulfillment services costs. Fulfillment costs were $2.8 million and $2.4 million for the three-month periods ended March 31, 2001 and March 30, 2002, respectively, and are included in sales and marketing expense.

  New Accounting Pronouncements

   Impairment or Disposal of Long-Lived Assets: In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principals Board ("APB") Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. This statement is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company adopted this statement in the first quarter of fiscal 2002, and it did not have a significant impact on the Company's financial position or results of operations.

   Consideration Given by a Vendor to a Customer or Reseller:  In November
2001, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." EITF No. 01-09 addresses the accounting for consideration given by a vendor to a customer or reseller and is a codification of EITF No. 00-14, "Accounting for Certain Sales Incentives," EITF No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future" and EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." The Company adopted this statement in the first quarter of fiscal 2002, and it did not have a significant impact on the Company's financial position or results of operations.

NOTE 3--ACQUISITION

   On March 14, 2002, the Company completed its acquisition of all of the outstanding common stock of Ashford pursuant to a definitive merger agreement executed on September 13, 2001. The Company's primary reason for the acquisition was to extend its outsource business model into the jewelry, luxury goods and corporate gifts categories. The primary factors that contributed to recognition of goodwill were the reduction of the book value of Ashford's net assets from the measurement date to the date the merger was completed, the adjustment of Ashford's inventory and certain liabilities to fair value.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

   As consideration for the purchase, the Company issued to the stockholders of Ashford $7.2 million and approximately 435,000 shares of the Company's common stock valued at $7.0 million based on a value of $16.00 per share, which is the average closing price of the Company's common stock for the period from September 6 to 18, 2001.

   The acquisition has been accounted for under SFAS No. 141 as a purchase and the acquisition costs of $15.7 million have been allocated to the assets acquired and the liabilities assumed based upon estimates of their respective fair values. A total of $8.8 million, representing the excess of the purchase price over fair value of the net tangible assets acquired, has been allocated to goodwill.

   The Company is in the process of obtaining third-party valuations and additional information for certain of these assets and liabilities. The allocation of the purchase price for the acquisition is subject to refinement pending receipt of the valuations and additional information.

   The Company's consolidated results of operations incorporates Ashford's results of operations commencing upon the March 14, 2002 acquisition date.

   The unaudited pro forma combined information below presents the combined results of operations of the Company as if the acquisition had occurred at the beginning of the respective periods presented. The unaudited pro forma combined information, based upon the historical consolidated financial statements of the Company and Ashford, is based on an acquisition cost of $15.7 million and assumes that an estimated $8.8 million of acquisition cost over the book value of Ashford's net tangible assets is allocated to goodwill.

                                           Three Months Ended
                                      ----------------------------
                                      March 31, 2001 March 30, 2002
                                      -------------- --------------
                                        (in thousands, except per
                                             share amounts)
             Revenues................    $ 30,543       $ 38,462
             Net loss................    $(25,360)      $(10,904)
             Net loss per share /(1)/    $  (0.78)      $  (0.28)

--------
/(1)/ Net loss per share is calculated using the weighted average number of common shares outstanding, including the issuance of approximately 435,000 shares to stockholders of Ashford as if such event had occurred on December 31, 2000.

   The unaudited pro forma combined information is not necessarily indicative of the results of operations of the combined company had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

NOTE 4--MARKETABLE SECURITIES

   Marketable securities, at estimated fair value, consist of the following as of March 30, 2002:

                                       Gross      Gross
                           Amortized Unrealized Unrealized Estimated
                             Cost      Gains      Losses   Fair Value
                           --------- ---------- ---------- ----------
                                         (in thousands)
           Corporate bonds   $567       $--        $(2)       $565
                             ====       ===        ===        ====

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

NOTE 5--CHANGES IN STOCKHOLDERS' EQUITY

   The following table summarizes the changes in stockholders' equity for the three-month periods ended March 31, 2001 and March 30, 2002:

                                                                                             Accumulated
                                         Common Stock  Additional                               Other     Treasury Stock
                                        --------------  Paid in   Accumulated Comprehensive Comprehensive --------------
                                        Shares Dollars  Capital     Deficit       Loss          Loss      Shares Dollars
                                        ------ ------- ---------- ----------- ------------- ------------- ------ -------
                                                                              (in thousands)
Consolidated balance at
 December 30, 2000..................... 31,925  $319    $217,124   $(101,143)                    $--        --     $--
Net loss...............................                               (8,396)    $(8,396)
Unrealized losses on available-for-sale
 securities............................                                               --          --
                                                                                 -------
Comprehensive loss.....................                                          $(8,396)
                                                                                 =======
Issuance of options and warrants to
 purchase common stock in exchange
 for services..........................                      457
Issuance of common stock upon
 exercise of options and warrants......      2    --           3
                                        ------  ----    --------   ---------                     ---        --     ---
Consolidated balance at
 March 31, 2001........................ 31,927  $319    $217,584   $(109,539)                    $--        --     $--
                                        ======  ====    ========   =========                     ===        ==     ===
Consolidated balance at
 December 29, 2001..................... 37,674  $377    $277,628   $(131,738)                    $--         1     $--
Net loss...............................                               (5,305)    $(5,305)
Unrealized losses on available-for-sale
 securities............................                                               (2)         (2)
                                                                                 -------
Comprehensive loss.....................                                          $(5,307)
                                                                                 =======
Issuance of common stock in acquisition
 of Ashford.com, Inc...................    435     4       6,957
Issuance of options and warrants to
 purchase common stock in exchange
 for services..........................                      377
Issuance of common stock upon
 exercise of options and warrants......    423     4         775
                                        ------  ----    --------   ---------                     ---        --     ---
Consolidated balance at
 March 30, 2002........................ 38,532  $385    $285,737   $(137,043)                    $(2)        1     $--
                                        ======  ====    ========   =========                     ===        ==     ===



                                         Total
                                        --------

Consolidated balance at
 December 30, 2000..................... $116,300
Net loss...............................   (8,396)
Unrealized losses on available-for-sale
 securities............................       --

Comprehensive loss.....................

Issuance of options and warrants to
 purchase common stock in exchange
 for services..........................      457
Issuance of common stock upon
 exercise of options and warrants......        3
                                        --------
Consolidated balance at
 March 31, 2001........................ $108,364
                                        ========
Consolidated balance at
 December 29, 2001..................... $146,267
Net loss...............................   (5,305)
Unrealized losses on available-for-sale
 securities............................       (2)

Comprehensive loss.....................

Issuance of common stock in acquisition
 of Ashford.com, Inc...................    6,961
Issuance of options and warrants to
 purchase common stock in exchange
 for services..........................      377
Issuance of common stock upon
 exercise of options and warrants......      779
                                        --------
Consolidated balance at
 March 30, 2002........................ $149,077
                                        ========

NOTE 6--STOCK OPTIONS AND WARRANTS

   The Company maintains incentive and non-incentive stock option plans for certain employees, directors and other persons (the "Plans"). Under the terms of the Plans, the Company may grant incentive and non-incentive options and restricted stock awards to purchase up to 7,762,571 shares of common stock to employees, directors and others. The options vest at various times over periods ranging up to five years. The options, if not exercised, expire up to ten years after the date of grant. Stock appreciation rights ("SARs") may be granted under the Plans either alone or in tandem with stock options. Generally, recipients of SARs are entitled to receive, upon exercise, cash or shares of common stock (valued at the then fair market value of the Company's common stock) equal to such fair market value on the date of exercise minus such fair market value on the date of grant of the shares subject to the SAR, although certain other measurements also may be used. A SAR granted in tandem with a stock option is exercisable only if and to the extent that the option is exercised. No SARs have been granted to date under the Plans.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

   The following table summarizes the stock option activity for the three-month periods ended March 31, 2001 and March 30, 2002:

                                               Three Months Ended
                                 -----------------------------------------------
                                     March 31, 2001          March 30, 2002
                                 ----------------------- -----------------------
                                                Weighted                Weighted
                                                Average                 Average
                                   Number of    Exercise   Number of    Exercise
                                     Shares      Price       Shares      Price
                                 -------------- -------- -------------- --------
                                 (in thousands)          (in thousands)
Outstanding, beginning of period     4,552       $ 9.29      5,527       $ 8.02
   Granted......................     1,723         5.60        322        17.43
   Exercised....................        (2)        1.16       (143)        5.43
   Cancelled....................      (228)       21.88        (44)       10.59
                                     -----                   -----
Outstanding, end of period......     6,045         7.45      5,662         8.59
                                     =====                   =====
Exercisable, end of period......     1,873         8.44      2,303         8.74
                                     =====                   =====

   The following table summarizes the warrant activity for the three-month periods ended March 31, 2001 and March 30, 2002:

                                               Three Months Ended
                                 -----------------------------------------------
                                     March 31, 2001          March 30, 2002
                                 ----------------------- -----------------------
                                                Weighted                Weighted
                                                Average                 Average
                                   Number of    Exercise   Number of    Exercise
                                     Shares      Price       Shares      Price
                                 -------------- -------- -------------- --------
                                 (in thousands)          (in thousands)
Outstanding, beginning of period     7,251       $9.50       7,817       $ 9.27
   Granted......................        --          --          --           --
   Exercised....................        --          --        (280)       10.62
   Cancelled....................        --          --        (354)       10.62
                                     -----                   -----
Outstanding, end of period......     7,251        9.50       7,183         9.15
                                     =====                   =====
Exercisable, end of period......     7,250        9.50       6,933         9.39
                                     =====                   =====

   During the three-month period ended March 30, 2002, the Company granted to employees options to purchase an aggregate of 322,220 shares of the Company's common stock at prices ranging from $14.00 to $19.94 per share. The weighted average fair value and the weighted average exercise price of the options granted with exercise prices at the then-current market prices of the underlying stock during the three-month period ended March 30, 2002 was $11.99 and $17.43 per share, respectively. For the three-month period ended March 30, 2002, the Company recorded $321,000 of stock-based compensation expense relating to options and restricted stock.

   During the three-month period ended March 30, 2002, warrants to purchase an aggregate of 634,557 shares of the Company's common stock were net-exercised. There were no cash proceeds as a result of the net exercises and the Company issued a net of 279,724 shares of its common stock. The Company recognized $53,000 of stock-based compensation expense for the three-month period ended March 30, 2002 relating to these net exercises.

   During the three-month period ended March 31, 2001, the Company granted to employees options and restricted stock awards to purchase an aggregate of 1,627,375 shares of the Company's common stock at prices ranging from $0.01 to $5.56 per share and granted to consultants options to purchase an aggregate of 95,500

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES
shares of the Company's common stock at prices ranging from $5.69 to $6.94 per share. The weighted average fair value and the weighted average exercise price of the options granted with exercise prices at the then-current market prices of the underlying stock during the three-month period ended March 31, 2001 was $3.71 and $5.56 per share. The weighted average fair value and the weighted average exercise price of the options granted with exercise prices below the then-current market prices of the underlying stock during the three-month period ended March 31, 2001 was $6.29 and $0.01 per share. The weighted average fair value and the weighted average exercise price of the options granted with exercise prices above the then-current market prices of the underlying stock during the three-month period ended March 31, 2001 was $3.02 and $6.94 per share. For the three-month period ended March 31, 2001, the Company recorded $536,000 of stock-based compensation expense relating to options and restricted stock.

   During the three-month period ended March 31, 2001, the Company modified the exercise price of 11,500 options. The exercise prices were changed to $6.94 per share. These options required certain counterparty performance conditions and were subject to variable accounting since their issuance. The Company recognized a $5,000 reduction in stock-based compensation expense for the three-month period ended March 31, 2001, which is included in the amount of stock-based compensation expense relating to options described above. The amount of stock-based compensation expense recognized for the three-month period ended March 30, 2002 and to be recognized in future periods is $0 as the modified options have expired unexercised.

   The following table summarizes information regarding options and warrants outstanding and exercisable as of March 30, 2002:

                                      Outstanding                                  Exercisable
                  ---------------------------------------------------- -----------------------------------
                                     Weighted Average
                                        Remaining
Range of Exercise                    Contractual Life Weighted Average                    Weighted Average
     Prices       Number Outstanding     In Years      Exercise Price  Number Exercisable  Exercise Price
----------------- ------------------ ---------------- ---------------- ------------------ ----------------
                    (in thousands)                                       (in thousands)
 $ 0.59--$ 6.00          3,498             7.77            $ 4.59            1,529             $ 4.66
 $ 6.13--$ 8.15          3,044             4.83              7.87            2,356               8.06
 $ 9.00--$10.00          4,493             3.20              9.91            4,360               9.93
 $10.60--$25.00          1,788             6.68             16.05              973              15.37
 $30.56--$74.54             22             3.87             38.01               18              38.17
                        ------                                               -----
 $ 0.59--$74.54         12,845             5.30              8.90            9,236               9.22
                        ======                                               =====

   As of March 30, 2002, 1,065,504 shares of common stock were available for future grants under the Plans.

   The Company accounts for incentive stock options granted to employees under the Plans in accordance with APB Opinion No. 25 and, therefore recognizes compensation cost using the intrinsic method for those options. If compensation cost for such awards had been determined consistent with SFAS No. 123, the Company's pro forma net loss and losses per share for the three-month periods ended March 31, 2001 and March 30, 2002 would have been as follows:

                                                 As Reported Pro Forma
                                                 ----------- ---------
                                                    (in thousands)
         Three Months Ended March 31, 2001
            Net loss............................   $(8,396)  $(11,165)
                                                   =======   ========
            Losses per share--basic and diluted.   $ (0.26)  $  (0.35)
                                                   =======   ========
         Three Months Ended March 30, 2002
            Net loss............................   $(5,305)  $ (6,960)
                                                   =======   ========
            Losses per share--basic and diluted.   $ (0.14)  $  (0.18)
                                                   =======   ========

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

   The fair value of options and restricted stock awards granted under the Plans during the three-month periods ended March 31, 2001 and March 30, 2002 were estimated on the date of grant using the Black-Scholes multiple option pricing model, with the following weighted average assumptions:

                                              Three Months Ended
                                         ----------------------------
         Assumption                      March 31, 2001 March 30, 2002
         ----------                      -------------- --------------
         Dividend yield.................         None           None
         Expected volatility............        99.00%        102.00%
         Average risk free interest rate         3.83%          4.32%
         Average expected lives.........   3.61 years    3.80  years

NOTE 7--LOSSES PER SHARE

   Losses per share for all periods have been computed in accordance with SFAS No. 128, "Earnings Per Share." Basic and diluted losses per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Outstanding common stock options and warrants have been excluded from the calculation of diluted losses per share because their effect would be antidilutive.

   The amounts used in calculating losses per share data are as follows:

                                                                 Three Months Ended
                                                            ----------------------------
                                                            March 31, 2001 March 30, 2002
                                                            -------------- --------------
                                                                   (in thousands)
Net loss...................................................    $(8,396)       $(5,305)
                                                               =======        =======
Weighted average shares outstanding--basic and diluted.....     31,926         38,050
                                                               =======        =======
Outstanding common stock options having no dilutive effect.      6,045          5,662
                                                               =======        =======
Outstanding common stock warrants having no dilutive effect      7,251          7,183
                                                               =======        =======

NOTE 8--COMPREHENSIVE LOSS

   The following table summarizes the components of comprehensive loss:

                                                            Three Months Ended
                                                       ----------------------------
                                                       March 31, 2001 March 30, 2002
                                                       -------------- --------------
                                                              (in thousands)
Net loss..............................................    $(8,396)       $(5,305)
Other comprehensive loss:
   Unrealized losses on available-for-sale securities.         --             (2)
                                                          -------        -------
Other comprehensive loss..............................         --             (2)
                                                          -------        -------
Comprehensive loss....................................    $(8,396)       $(5,307)
                                                          =======        =======

NOTE 9--SIGNIFICANT TRANSACTIONS/CONCENTRATIONS OF CREDIT RISK

   For the three-month periods ended March 31, 2001 and March 30, 2002, net revenues included $406,000 and $8.3 million from sales of one of our partner's products sold primarily through its direct response television campaigns in addition to Web site and toll-free number sales. As of March 30, 2002, the Company had $2.2 million included in accounts receivable related to these sales.

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

   Cash equivalents potentially subject the Company to credit risk. As of March 30, 2002, the Company had $9.0 million of operating cash and $71.0 million of cash equivalents invested with four financial institutions. The composition of these investments are regularly monitored by management.

NOTE 10--COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

   The Company is involved in various litigation relating to its business, including litigation relating to Ashford.com. The Company believes that the disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

  Employment Agreements

   As of March 30, 2002, the Company had employment agreements with several of its employees for an aggregate annual base salary $2.4 million plus bonuses and increases in accordance with the terms of the agreements. Remaining terms of such contracts range from two to three years.

  Advertising and Media Agreements

   As of March 30, 2002, the Company was contractually committed for the purchase of future advertising totaling approximately $667,000 through the fiscal year ending December 28, 2002. The expense related to these commitments will be recognized in accordance with the Company's accounting policy related to advertising.

  Partner Revenue Share Payments

   As of March 30, 2002, the Company was contractually committed to minimum cash revenue share payments of $375,000 per fiscal quarter through July, 2011 and annual minimum cash revenue share payments of $150,000 in February, 2003, $200,000 in February, 2004 and $250,000 in February, 2005.

NOTE 11--SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                    Three Months Ended
                                                                               ----------------------------
                                                                               March 31, 2001 March 30, 2002
                                                                               -------------- --------------
                                                                                      (in thousands)
Cash paid during the period for interest......................................      $147         $    132
Acquisition of Ashford:
   Fair value of assets acquired (including goodwill).........................      $ --         $ 27,291
   Liabilities assumed........................................................        --          (11,555)
   Stock issued...............................................................        --           (6,961)
                                                                                    ----         --------
   Cash paid..................................................................        --            8,775
   Cash acquired..............................................................        --               --
                                                                                    ----         --------
       Net cash paid for acquisition of Ashford...............................      $ --         $  8,775
                                                                                    ====         ========

Noncash Investing and Financing Activities:

Unrealized losses on available-for-sale securities............................      $ --         $     (2)
Issuance of common stock upon exercises of options granted to employees of the
  discontinued operations.....................................................      $ --         $      4

                     GLOBAL SPORTS, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)


NOTE 12--RELATED PARTY TRANSACTIONS

   The Company has entered into a strategic alliance to provide procurement and fulfillment services for QVC, Inc., who along with Comcast Corporation forms Interactive Technology Holdings, LLC ("ITH"), which is a principal shareholder of the Company. The Company recognized net revenues of $270,000 and $203,000 on sales to this related party for the three-month periods ended March 31, 2001 and March 30, 2002, respectively. The terms of these sales are comparable to those with other partners of the Company, and the amount included in accounts receivable as a result of these sales was $183,000 as of March 30, 2002.

NOTE 13--SUBSEQUENT EVENT

   On April 30, 2002, the Company purchased its Kentucky fulfillment center, which it previously leased, for $8.8 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

   All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words "anticipate", "believe", "estimate", "expect", "intend", "may", "plan", "will", "would", "should", "guidance", "potential", "continue", "project", "forecast" and similar expressions typically are used to identify forward-looking statements. These forward-looking statements are based on then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements in this Quarterly Report on Form 10-Q are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, consumer spending, the stock market and the industries in which we operate, changes affecting the Internet and e-commerce, including online retailing and direct response marketing, our ability to maintain relationships with strategic partners and suppliers, our ability to timely and successfully develop, maintain and protect our technology and product and service offerings and execute operationally, our ability to attract and retain qualified personnel and our ability to successfully integrate any acquisitions we may make, including our recent acquisition of Ashford.com. More information about potential factors that could affect us are described below. We expressly disclaim any intent or obligation to update these forward-looking statements.

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

Financial Presentation

   Our financial statements present:

  . net revenues, which are derived from sales of goods through our partners' online stores and direct response television campaigns, toll-free telephone number sales, business-to-business and group sales and related outbound shipping charges, net of allowances for returns and discounts, as well as from fixed and variable fees earned in connection with the development and operation of partners' e-commerce businesses and the provision of marketing services. Net revenues include the revenues of Ashford.com from March 14, 2002, the date our acquisition of Ashford.com was completed.

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

  . depreciation and amortization expenses, which relate primarily to the depreciation of our corporate headquarters, the depreciation and amortization of the capitalized costs for our technology, hardware and software and the depreciation of improvements, furniture and fixtures at our corporate headquarters and our fulfillment centers.

  . other income and expense, which consists primarily of interest income earned on cash, cash equivalents, short-term investments and marketable securities, interest expense paid primarily in connection with the mortgage on our corporate headquarters and interest expense on capital leases.

Results of Operations

  Comparison of the three-month periods ended March 30, 2002 and March 31, 2001

   Net Revenues. Net revenues increased $15.7 million from $16.2 million for the three-month period ended March 31, 2001, to $31.9 million for the three-month period ended March 30, 2002. Of this increase, $8.3 million was due to an increase in sales through direct response television campaigns primarily from the sale of one of our partner's products, $4.3 million was due to the net addition of online retail stores that were not operated for the entirety of both periods, $2.5 million was due to an increase in service fee revenue, and $949,000 was due to sales from partners' online retail stores that were operated for the entirety of both periods, offset, in part, by a decrease of $512,000 in sales from our company owned stores and sites.

   Cost of Revenues. We incurred cost of revenues of $20.4 million for the three-month period ended March 30, 2002 and $11.1 million for the three-month period ended March 31, 2001. As a percentage of net revenues, cost of revenues from continuing operations was 63.8% for the three-month period ended March 30, 2002 and 68.8% for the three-month period ended March 31, 2001.

   Gross Profit. We had gross profit of $11.6 million for the three-month period ended March 30, 2002 and $5.1 million for the three-month period ended March 31, 2001. As a percentage of net revenues, gross profit from continuing operations was 36.2% for the three-month period ended March 30, 2002 and 31.2% for the three-month period ended March 31, 2001. The increase in gross profit dollars for the three-month period ended March 31, 2002 compared to the comparable period in fiscal 2001 was due to the increase in net revenues and the increase in gross profit percentage. The increase in gross profit percentage was due primarily to a $2.5 million increase in service fee revenue and, to a lesser extent, volume and price discounts on merchandise purchased by us.

   Sales and Marketing Expenses. Sales and marketing expenses increased $1.8 million from $7.4 million for the three-month period ended March 31, 2001 to $9.2 million the three-month period ended March 30, 2002. This increase was primarily due to a $1.0 million increase in advertising costs, an $823,000 increase in partner revenue share charges due to increased sales volume primarily related to one of our direct response television campaign partners, a $347,000 increase in other sales and marketing-related personnel costs and a $303,000 increase in personnel costs associated with our merchandising, customer service and vendor operations departments, offset, in part, by a $456,000 decrease in personnel, occupancy and other costs associated with our Kentucky fulfillment center and a $417,000 decrease in subsidized shipping and handling costs.

   Product Development Expenses. Product development expenses decreased $34,000 from $2.4 million for the three-month period ended March 31, 2001 to $2.3 million for the three-month period ended March 30, 2002. This decrease was primarily due to a $299,000 decrease in personnel costs, offset, in part, by a $288,000 increase in equipment and software maintenance costs associated with the increased number of e-commerce businesses that we operated and maintained.

   General and Administrative Expenses. General and administrative expenses increased $762,000 from $2.5 million for the three-month period ended March 31, 2001 to $3.3 million for the three-month period ended March 30, 2002. This increase was primarily due to a $719,000 increase in bad debt and chargeback activity primarily as a result of higher direct response television campaign activity and its associated higher bad debt rate, and to a lesser extent, higher chargeback activity related to the increased sales volume through our partners online stores.

   Stock-Based Compensation Expense. Stock-based compensation expense increased $79,000 from $453,000 for the three-month period ended March 31, 2001 to $532,000 for the three-month period ended March 30, 2002. This increase was a result of $158,000 related to the amortization of deferred partner revenue share charges, offset, in part, by a decrease of $79,000 in charges related to options subject to variable accounting. As of March 30, 2002, we had an aggregate of $2.5 million of deferred stock-based compensation remaining to be amortized. We had stock-based compensation expense related to the amortization of deferred partner revenue share charges of $158,000 and $0 for the three-month periods ended March 30, 2002 and March 31, 2001, respectively.

   Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $208,000 from $1.6 million for the three-month period ended March 31, 2001 to $1.8 million for the three-month period ended March 30, 2002. The increase in depreciation and amortization expenses was due to a $373,000 increase in depreciation expense related to our corporate headquarters, our Kentucky fulfillment center and the assets purchased to build, manage and operate our e-commerce business, offset, in part, by a $173,000 decrease in amortization of goodwill associated with our acquisition of Fogdog. The decrease in amortization is due to the discontinuance of amortization of goodwill in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets."

   Interest (Income) Expense. We had interest income of $454,000 and interest expense of $132,000 for the three-month period ended March 30, 2002 compared to interest income of $1.1 million and interest expense of $147,000 for the three-month period ended March 31, 2001. The decrease in interest income of $662,000 was due to lower interest rates, offset by higher average balances of cash, cash equivalents and short-term investments during the three-month period ended March 30, 2002 compared to the three-month period ended March 31, 2001.

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

Certain Related Party Transactions

   We have entered into a strategic alliance to provide procurement and fulfillment services for QVC, Inc., who along with Comcast Corporation forms Interactive Technology Holdings, LLC, or ITH, which is one of our principal shareholders. We recognized net revenues of $270,000 and $203,000 on sales to this related party for the three-month periods ended March 31, 2001 and March 30, 2002, respectively. The terms of these sales are comparable to those with our other partners, and the amount included in accounts receivable as a result of these sales was $183,000 as of March 30, 2002.

Liquidity and Capital Resources

   Our principal source of liquidity is our cash and cash equivalents. Our cash and cash equivalents balance was $80.0 million and $105.9 million as of March 30, 2002 and December 29, 2001, respectively.

   We raised an aggregate of $176.3 million in gross proceeds through equity financings in fiscal 1999, fiscal 2000 and fiscal 2001, as well as $5.3 million in gross proceeds through a mortgage financing in fiscal 2000. We received an aggregate of $23.5 million in proceeds from the sales of our discontinued operations in fiscal 1999 and fiscal 2000, as well as $35.7 million in net cash from the acquisition of Fogdog in fiscal 2000. We used the proceeds of these transactions to finance our e-commerce business.

   We have incurred substantial costs to develop our e-commerce businesses and to recruit, train and compensate personnel for our creative, engineering, business development, marketing, merchandising, customer service, management information systems and administrative departments. In addition, during fiscal 2000, we invested in the required technology, equipment and personnel to make our Kentucky fulfillment center fully operational, and in April 2002, we purchased for $8.8 million in cash our Kentucky fulfillment center, which we previously leased. We intend to spend approximately $6.0 million in the second and third quarters of fiscal 2002 to expand our Kentucky fulfillment center. As of March 30, 2002, we had cash and cash equivalents of $80.0 million, working capital of $87.0 million and an accumulated deficit of $137.0 million.

   We used approximately $13.8 million and $21.2 million in net cash for operating activities during the three-month periods ended March 30, 2002 and March 31, 2001, respectively. Net cash used for operating activities during the three-month period ended March 30, 2002 was primarily the result of net losses and changes in prepaid expenses and other current assets, accounts payable, and accrued expenses and other offset, in part, by changes in accounts receivable, inventory, deferred revenue, stock-based compensation, and depreciation and amortization. Net cash used for operating activities during the three-month period ended March 31, 2001 was primarily the result of net losses and changes in prepaid expenses and other current assets, deferred revenue, accounts payable, and accrued expenses and other offset, in part, by changes in accounts receivable, inventory, stock-based compensation, and depreciation and amortization.

   Our investing activities during the three-month period ended March 30, 2002 consisted primarily of $8.8 million paid for the acquisition of Ashford.com including acquisition costs. Also during the three-month period ended March 30, 2002, we made capital expenditures of $1.0 million and we purchased $567,000 of marketable securities. During the three-month period ended March 31, 2001, we made capital expenditures of $1.2 million and we received $983,000 in cash proceeds from sales of short-term investments.

   Our financing activities during the three-month period ended March 30, 2002 consisted primarily of a $3.1 million payment on a revolving credit facility with Congress Financial Corporation, a unit of First Union National Bank. We assumed the credit facility as part of our acquisition of Ashford.

   We had the following commitments as of March 30, 2002 concerning our debt obligations, lease obligations, employment agreements, advertising and media agreements, partner revenue share payment obligations and our anticipated payments associated with our purchase and expansion of our Kentucky fulfillment center.

                                 Nine Months Ending                  Fiscal Year
                                    December 28,    ----------------------------------------------
                                        2002         2003   2004   2005   2006  Thereafter  Total
                                 ------------------ ------ ------ ------ ------ ---------- -------
                                                          (in thousands)
Mortgage principal..............      $    28       $   42 $   45 $   50 $   54  $ 5,018   $ 5,237
Mortgage interest...............          339          447    444    439    435    1,446     3,550
Capital leases..................          452           --     --     --     --       --       452
Operating leases................        1,293          540     42      3     --       --     1,878
Employment agreements...........        1,918        2,531  1,451     --     --       --     5,900
Advertising and media agreements          667           --     --     --     --       --       667
Partner revenue share payments..        1,125        1,650  1,700  1,750  1,500    6,750    14,475
Purchase and expansion of KY
  fulfillment center............       14,750           --     --     --     --       --    14,750
                                      -------       ------ ------ ------ ------  -------   -------
   Total commitments............      $20,572       $5,210 $3,682 $2,242 $1,989  $13,214   $46,909
                                      =======       ====== ====== ====== ======  =======   =======

   To date, we have financed our e-commerce operations primarily from the sale of equity securities. Management expects that our current cash and the collection of accounts receivable will be sufficient to meet our anticipated cash needs for the foreseeable future. In addition, we expect that we will realize income from continuing operations, excluding non-cash charges for stock-based compensation and depreciation and amortization, for fiscal 2002. However, in order to fund our anticipated operating expenses and realize income from continuing operations, including non-cash charges, our revenues must increase significantly. If cash flows are insufficient to fund these expenses, we may in the future need to raise additional funds in future periods through public or private debt or equity financings or other arrangements to fund our operations until we achieve profitability. Failure to raise future capital when needed could seriously harm our business and operating results. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

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

Risk Factors

   Any investment in our common stock or other securities involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Quarterly Report on Form 10-Q. If any of the following risks occur, our business could be materially harmed. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

   All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, will be forward-looking statements. The words "anticipate", "believe", "estimate", "expect", "intend", "may", "plan", "will", "would", "should", "guidance", "potential", "continue", "project", "forecast" and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. Those statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, consumer spending, the stock market and the industries in which we operate, changes affecting the Internet, online retailing and direct response marketing, our ability to maintain relationships with strategic partners and suppliers, our ability to timely and successfully develop, maintain and protect our technology and product and service offerings and execute operationally, our ability to attract and retain qualified personnel and our ability to successfully integrate our acquisitions of other businesses, including our recent acquisition of Ashford.com, Inc. More information about potential factors that could affect us are described below. We expressly disclaim any intent or obligation to update these forward-looking statements, except as otherwise specifically stated by Global Sports.

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

   We incurred substantial losses in fiscal 1999, fiscal 2000, fiscal 2001 and during the first quarter of fiscal 2002, and as of March 30, 2002, we had an accumulated deficit of $137.0 million. Except for the fourth quarter of fiscal 2001, we have not achieved profitability from our continuing operations. We may not obtain enough customer traffic or viewers or a high enough volume of purchases from the e-commerce businesses that we operate to generate sufficient revenues to achieve profitability. We could continue to incur operating and net losses. There can be no assurances that we will be able to achieve profitability from our continuing operations.

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

   We also compete with the online and offline businesses of a variety of companies, including:

  . specialty retailers, including sporting goods and jewelry and luxury goods retailers, such as Footlocker, REI.com and Tiffany's;

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

   As of April 1, 2002, Michael G. Rubin, our Chairman, President and Chief Executive Officer, beneficially owned 18.9%, funds affiliated with SOFTBANK America Inc., or SOFTBANK, beneficially owned 25.0% and Interactive Technology Holdings, LLC, or ITH, a joint venture company of Comcast Corporation and QVC, Inc., beneficially owned 31.8% of our outstanding common stock, including currently exercisable warrants and options to purchase common stock. Should they decide to act together, Mr. Rubin, SOFTBANK and ITH would be in a position to exercise control over most matters requiring stockholder approval, including the election or removal of directors, approval of significant corporate transactions and the ability generally to direct our affairs. Furthermore, the stock purchase agreements pursuant to which SOFTBANK and ITH acquired their shares of our common stock provide that SOFTBANK and ITH each have the right to designate up to two members of our board of directors. This concentration of ownership and SOFTBANK's and ITH's right to designate members to our board of directors may have the effect of delaying or preventing a change in control of us, including transactions in which stockholders might otherwise receive a premium over current market prices for their shares.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   There have been no significant changes in market risk for the quarter ended March 30, 2002. See the information set forth in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001 filed with the Securities and Exchange Commission on April 4, 2002.

                          PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   We are involved in various litigation relating to our business, including litigation relating to Ashford.com. We believe that the disposition of these matters will not have a material adverse effect on our financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

   None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

ITEM 5.  OTHER INFORMATION

   None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

  None

   (b) Reports on Form 8-K

   On March 27, 2002, we filed a Form 8-K with the Securities and Exchange Commission regarding the completion of the acquisition of Ashford.com, Inc. in a merger transaction.

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

Date:  May 14, 2002