Form 10-Q
period 2002-06-29
GSI COMMERCE INC
filed 2002-08-13
CIK 828750

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2002.

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM __________
    TO__________ .

                        Commission File Number 0-16611

                               -----------------

                              GSI COMMERCE, INC.
            (Exact name of registrant as specified in its charter)

                     Delaware                  04-2958132
             -------------------------  -------------------------
                  (State or other           (I.R.S. Employer
                  jurisdiction of        Identification Number)
                 incorporation or
                   organization)

              1075 First Avenue, King             19406
                  of Prussia, PA        -------------------------
             -------------------------
               (Address of principal           (Zip Code)
                executive offices)

                                 610-265-3229
                             ---------------------
                        (Registrant's telephone number,
                             including area code)

                             ---------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2002:


                   Common Stock,
                  $.01 par value             38,703,925/(1)/
             -------------------------  -------------------------
               (Title of each class)       (Number of Shares)
--------

/(1)/ Excludes approximately 3,500 shares of the registrant's Common Stock which are issuable to former shareholders of Ashford.com, Inc. in connection with the registrant's acquisition of Ashford.com, but which, as of July 31, 2002, had not yet been issued.

================================================================================

                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 29, 2002

                               TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements:
   Condensed Consolidated Balance Sheets as of December 29, 2001 and June 29, 2002 (Unaudited).   3
   Condensed Consolidated Statements of Operations for the three- and six-month periods ended
     June 30, 2001 and June 29, 2002 (Unaudited)...............................................   4
   Condensed Consolidated Statements of Cash Flows for the three- and six-month periods ended
     June 30, 2001 and June 29, 2002 (Unaudited)...............................................   5
   Notes to Unaudited Condensed Consolidated Financial Statements..............................   6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.  18
Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................  36

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings.....................................................................  37
Item 2.  Changes in Securities and Use of Proceeds.............................................  37
Item 3.  Defaults Upon Senior Securities.......................................................  37
Item 4.  Submission of Matters to a Vote of Security Holders...................................  37
Item 5.  Other Information.....................................................................  37
Item 6.  Exhibits and Reports on Form 8-K......................................................  38

SIGNATURES.....................................................................................  39

   For all years prior to 1999, our fiscal year ended on December 31. Effective for 1999, we changed our fiscal year from the last day of December to the Saturday nearest the last day of December. Accordingly, references to fiscal 1999, fiscal 2000, fiscal 2001 and fiscal 2002 refer to the years ended January 1, 2000, December 30, 2000, December 29, 2001 and the year ending December 28, 2002.

   Although we refer to the retailers, branded manufacturers, media companies, television networks and professional sports organizations for which we develop and operate e-commerce businesses as our "partners," we do not act as an agent or legal representative for any of our partners. We do not have the power or authority to legally bind any of our partners. Similarly, our partners do not have the power or authority to legally bind us. In addition, we do not have the types of liabilities for our partners that a general partner of a partnership would have.

   In May 2002, we changed our name from Global Sports, Inc. to GSI Commerce, Inc. In connection with our name change, we also changed our Nasdaq symbol from "GSPT" to "GSIC".

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      GSI COMMERCE, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (Unaudited)

                                                                                December 29,  June 29,
                                                                                    2001        2002
                                                                                ------------ ---------
                                    ASSETS
Current assets:
   Cash and cash equivalents...................................................  $ 105,896   $  57,850
   Short-term investments......................................................        842       2,269
   Marketable securities.......................................................         --       9,547
   Accounts receivable, net of allowance of $239 and $648, respectively........      6,973       6,971
   Inventory...................................................................     17,779      26,857
   Prepaid expenses and other current assets...................................      1,502       3,780
                                                                                 ---------   ---------
       Total current assets....................................................    132,992     107,274
Property and equipment, net....................................................     28,929      42,212
Goodwill, net..................................................................     13,453      19,531
Other assets, net of accumulated amortization of $377 and $810, respectively...     15,391      17,663
                                                                                 ---------   ---------
       Total assets............................................................  $ 190,765   $ 186,680
                                                                                 =========   =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable............................................................  $  22,356   $  11,984
   Accrued expenses and other..................................................      8,196      12,026
   Deferred revenue............................................................      8,193      13,267
   Current portion--note payable...............................................         39          40
   Current portion--capital lease obligations..................................        506         317
                                                                                 ---------   ---------
       Total current liabilities...............................................     39,290      37,634
Note payable...................................................................      5,208       5,187

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.01 par value, 5,000,000 shares authorized; 400 shares issued as mandatorily redeemable preferred stock and outstanding, as of
     December 29, 2001 and June 29, 2002, respectively.........................         --          --
   Common stock, $0.01 par value, 90,000,000 shares authorized; 37,673,808 and
     38,761,768 shares issued as of December 29, 2001 and June 29, 2002, respectively; 37,672,598 and 38,760,558 shares outstanding as of
     December 29, 2001 and June 29, 2002, respectively.........................        377         388
   Additional paid in capital..................................................    277,628     285,628
   Accumulated other comprehensive income......................................         --          53
   Accumulated deficit.........................................................   (131,738)   (142,210)
                                                                                 ---------   ---------
                                                                                   146,267     143,859
Less: Treasury stock, at par...................................................         --          --
                                                                                 ---------   ---------
       Total stockholders' equity..............................................    146,267     143,859
                                                                                 ---------   ---------
       Total liabilities and stockholders' equity..............................  $ 190,765   $ 186,680
                                                                                 =========   =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      GSI COMMERCE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                  Three Months Ended  Six Months Ended
                                                                  ----------------   ------------------
                                                                  June 30,  June 29, June 30,  June 29,
                                                                    2001      2002     2001      2002
                                                                  --------  -------- --------  --------
Revenues:
   Net revenues from product sales............................... $16,803   $28,293  $ 33,018  $ 57,943
   Service fee revenue...........................................     150     4,776       150     7,051
                                                                  -------   -------  --------  --------
       Net revenues..............................................  16,953    33,069    33,168    64,994
Cost of revenues from product sales..............................  11,697    20,399    22,846    40,754
                                                                  -------   -------  --------  --------
       Gross profit..............................................   5,256    12,670    10,322    24,240
                                                                  -------   -------  --------  --------
Operating expenses:
   Sales and marketing, exclusive of $31, $(251), $94 and
     $1 reported below as stock-based compensation,
     respectively................................................   6,793     9,743    14,234    18,935
   Product development, exclusive of $0, $(118), $0 and
     $(44) reported below as stock-based compensation,
     respectively................................................   2,084     3,067     4,454     5,403
   General and administrative, exclusive of $886, $(381), $1,276 and $(175) reported below as stock-based compensation,
     respectively................................................   2,577     3,747     5,117     7,049
   Stock-based compensation......................................     917      (750)    1,370      (218)
   Depreciation and amortization.................................   1,543     2,272     3,170     4,107
                                                                  -------   -------  --------  --------
       Total operating expenses..................................  13,914    18,079    28,345    35,276
                                                                  -------   -------  --------  --------
Other (income) expense:
   Other income..................................................    (300)       --      (300)       --
   Interest expense..............................................     183       130       330       262
   Interest income...............................................    (723)     (372)   (1,839)     (826)
                                                                  -------   -------  --------  --------
       Total other (income) expense..............................    (840)     (242)   (1,809)     (564)
                                                                  -------   -------  --------  --------
Net loss......................................................... $(7,818)  $(5,167) $(16,214) $(10,472)
                                                                  =======   =======  ========  ========
Losses per share--basic and diluted:
   Net loss...................................................... $ (0.24)  $ (0.13) $  (0.51) $  (0.27)
                                                                  =======   =======  ========  ========
Weighted average shares outstanding--basic and diluted...........  32,002    38,674    31,964    38,362
                                                                  =======   =======  ========  ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      GSI COMMERCE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                 Six Months Ended
                                                                                ------------------
                                                                                June 30,  June 29,
                                                                                  2001      2002
                                                                                --------  --------
Cash Flows from Operating Activities:
   Net loss.................................................................... $(16,214) $(10,472)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization...........................................    3,170     4,107
       Stock-based compensation................................................    1,370      (218)
   Changes in operating assets and liabilities:
       Accounts receivable, net................................................    1,072     2,171
       Inventory...............................................................    3,341     2,912
       Prepaid expenses and other current assets...............................      456    (1,727)
       Accounts payable and accrued expenses and other.........................  (21,177)  (14,684)
       Deferred revenue........................................................       69     4,761
                                                                                --------  --------
       Net cash used in operating activities...................................  (27,913)  (13,150)
                                                                                --------  --------
Cash Flows from Investing Activities:
   Acquisition of property and equipment, net..................................   (2,733)  (15,617)
   Reductions to goodwill and other assets, net................................      169       857
   Net cash paid for acquisition of Ashford....................................       --    (8,889)
   Purchases of marketable securities..........................................       --    (9,494)
   (Purchases) sales of short-term investments.................................      978       (27)
                                                                                --------  --------
       Net cash used in investing activities...................................   (1,586)  (33,170)
                                                                                --------  --------
Cash Flows from Financing Activities:
   Repayments of capital lease obligations.....................................      (99)     (189)
   Payment on revolving credit facility........................................       --    (3,123)
   Repayments of mortgage note.................................................      (18)      (19)
   Purchases of treasury stock.................................................       (4)       --
   Proceeds from sales of common stock.........................................      237       314
   Proceeds from exercises of common stock options and warrants................      168     1,291
                                                                                --------  --------
       Net cash provided by (used in) financing activities.....................      284    (1,726)
                                                                                --------  --------
Net decrease in cash and cash equivalents......................................  (29,215)  (48,046)
Cash and cash equivalents, beginning of period.................................   92,012   105,896
                                                                                --------  --------
Cash and cash equivalents, end of period....................................... $ 62,797  $ 57,850
                                                                                ========  ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      GSI COMMERCE, INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

   GSI Commerce, Inc. ("GSI" or the "Company"), a Delaware corporation, develops and operates e-commerce businesses, including online retail stores and direct response television campaigns, for retailers, branded manufacturers, media companies, television networks and professional sports organizations. The Company currently derives virtually all of its revenues from sales of goods through its partners' online stores and direct response television campaigns, toll-free telephone number sales, bulk sales, business-to-business and group sales and related outbound shipping charges, net of allowances for returns and discounts, as well as from fixed and variable fees earned in connection with the development and operation of its partners' e-commerce businesses and the provision of marketing and other services. Each of the Company's partners owns the URL address of its Web site. Based upon the terms of the agreements with its partners, the Company owns certain components of the Web sites and the partners own other components.

   The accompanying condensed consolidated financial statements of GSI have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

NOTE 2--ACCOUNTING POLICIES

   Marketable Securities: Marketable securities, which consist of investments in debt securities, are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded in stockholders' equity. The Company does not intend to hold its marketable securities for more than one year from the most recent balance sheet date and has therefore classified them as a current asset. Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income or loss. As of June 29, 2002, the Company recorded net unrealized gains on its marketable securities of $53,000.

   Change in Useful Life of Property and Equipment: During the three-month period ended March 31, 2001, the Company increased its estimate of the useful lives of its computer hardware and software from two years to four years. This change had the effect of decreasing the net loss for the three- and six-month periods ended June 30, 2001 by $1.5 million, or $0.05 per share, and $2.9 million, or $0.09 per share, respectively, and for the three- and six-month periods ended June 29, 2002 by $403,000, or $0.01 per share, and by $941,000, or $0.02 per share, respectively. The increase in estimated useful lives was based on the Company's then-current analysis of its historical operating experience, which indicated that the original estimate was no longer appropriate.

                      GSI COMMERCE, INC. AND SUBSIDIARIES

   Change in Accounting for Goodwill and Certain Other Intangibles: The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" as of July 1, 2001. The Company accounted for its acquisition of Ashford.com, Inc. ("Ashford") under SFAS No. 141 (see Note 3).

   Effective December 30, 2001, the Company adopted the provisions of SFAS, No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under an impairment-only approach, goodwill and certain intangibles are not amortized into results of operations, but instead reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. SFAS No. 142 requires the Company to complete a two-step impairment test of goodwill. The first step determines if an impairment exists and was required to be completed by June 29, 2002. The second step (if necessary) measures the impairment and is required to be completed by December 28, 2002. The Company completed the first step of the impairment test during the three-month period ended June 29, 2002 and found no instances of impairment of its recorded goodwill. Therefore, the second step of the impairment test is not necessary during fiscal 2002, unless future indicators of impairment are found. In addition, upon adoption of SFAS No. 142, the Company evaluated its goodwill and intangibles acquired prior to June 30, 2001 using the criteria in SFAS No. 141, and determined that no change in previously recognized goodwill was required.

   The following is a reconciliation of reported net loss to net loss adjusted to reflect the impact of the discontinuance of the amortization of goodwill for the three- and six-month periods ended June 30, 2001 and June 29, 2002:

                                                         Three Months Ended  Six Months Ended
                                                         ----------------   ------------------
                                                         June 30,  June 29, June 30,  June 29,
                                                           2001      2002     2001      2002
                                                         --------  -------- --------  --------
                                                          (in thousands)      (in thousands)
Net loss:
   Reported net loss.................................... $(7,818)  $(5,167) $(16,214) $(10,472)
   Goodwill amortization................................     178        --       351        --
                                                         -------   -------  --------  --------
       Adjusted net loss................................ $(7,640)  $(5,167) $(15,863) $(10,472)
                                                         =======   =======  ========  ========
Losses per share--basic and diluted:
   Reported net loss per share.......................... $ (0.24)  $ (0.13) $  (0.51) $  (0.27)
   Goodwill amortization................................    0.01        --      0.01        --
                                                         -------   -------  --------  --------
       Adjusted losses per share--basic and diluted..... $ (0.23)  $ (0.13) $  (0.50) $  (0.27)
                                                         =======   =======  ========  ========

   Other Assets, Net: Other assets, net consists primarily of deferred partner revenue share charges, resulting from the exercise of a right to receive 1,600,000 shares of the Company's common stock in lieu of future cash partner revenue share payments. The 1,600,000 shares of GSI common stock issued are subject to restrictions, including the prohibition of the transfer of such shares. These restrictions lapse as to 10% of such shares on December 31, 2002 and as to an additional 10% of such shares on the last day of each quarter thereafter, becoming free of all such transfer restrictions on March 31, 2005. Deferred partner revenue share charges were $14.1 million and $13.7 million as of December 29, 2001 and June 29, 2002, respectively, and are being amortized as stock-based compensation expense as the partner revenue share expense is incurred. The partner revenue share expense incurred is based on actual revenues recognized in a given period and the imputed partner revenue share percentage, which is based on the value of the Company's common stock that was issued upon exercise of the right. Stock-based compensation expense related to the amortization of deferred partner revenue share charges was $0 for the three- and six month periods ended June 30, 2001, respectively, and $183,000 and $341,000 for the three- and six-month periods ended June 29, 2002, respectively.

                      GSI COMMERCE, INC. AND SUBSIDIARIES

   Other assets, net also consists of other intangibles acquired in connection with the Company's acquisition of Ashford that have been recorded separate from Goodwill (see Note 3).

   Service Fee Revenue: The Company derives its service fee revenue from fixed and variable fees earned in connection with the development and operation of its partners' e-commerce businesses and the provision of marketing and other services. The Company recognizes revenues from services provided when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured. If the Company receives payments for services in advance, these amounts are deferred and then recognized over the service period. Costs relating to service fee revenue consist primarily of personnel and other costs associated with its engineering, production and creative departments which are included in product development expense, as well as fulfillment costs and personnel and other costs associated with its marketing and customer service departments which are included in sales and marketing expense.

   Shipping and Handling Costs: The Company defines shipping and handling costs as only those costs incurred for a third-party shipper to transport products to the customer and these costs are included in cost of revenues from product sales. In some instances, shipping and handling costs exceed shipping charges to the customer and are subsidized by the Company. Additionally, the Company selectively offers promotional free shipping whereby it ships merchandise to customers free of all shipping and handling charges. The cost of promotional free shipping and subsidized shipping and handling was $275,000 and $833,000 for the three-and six-month periods ended June 30, 2001, respectively, and $506,000 and $647,000 for the three- and six-month periods ended June 29, 2002, respectively, and was charged to sales and marketing expense.

   Fulfillment Costs: The Company defines fulfillment costs as personnel, occupancy and other costs associated with its Kentucky and Texas fulfillment centers, personnel and other costs associated with its logistical support and vendor operations departments and third-party warehouse and fulfillment services costs. Fulfillment costs were $2.3 million and $5.0 million for the three-and six-month periods ended June 30, 2001, respectively, and $2.7 million and $5.1 million for the three- and six-month periods ended June 29, 2002, respectively, and are included in sales and marketing expense.

NOTE 3--ACQUISITION

   On March 14, 2002, the Company completed its acquisition of all of the outstanding common stock of Ashford pursuant to a definitive merger agreement executed on September 13, 2001. The Company's primary reason for the acquisition was to extend its outsource business model into the jewelry, luxury goods and corporate gifts categories. The primary factors that contributed to recognition of goodwill were the reduction of the book value of Ashford's net assets from the measurement date to the date the merger was completed, and the adjustment of Ashford's inventory and certain liabilities to fair value.

   As consideration for the purchase, the Company issued to the stockholders of Ashford $7.2 million and approximately 435,000 shares of the Company's common stock valued at $7.0 million based on a value of $16.00 per share, which is the average closing price of the Company's common stock for the period from September 6, 2001 to September 18, 2001.

   The acquisition has been accounted for under SFAS No. 141 as a purchase, and the acquisition cost of $15.9 million has been allocated to the assets acquired and the liabilities assumed based upon estimates of their respective fair values. A total of $6.1 million, representing the excess of the purchase price over fair value of the net assets acquired, has been allocated to goodwill.

                      GSI COMMERCE, INC. AND SUBSIDIARIES

   During the three-month period ended June 29, 2002, the Company obtained a third-party valuation relating to intangible assets acquired from Ashford that were initially classified as goodwill pending receipt of the valuation. The Company has reclassified certain other intangible assets from goodwill and included them in other assets, net. These other intangible assets acquired from Ashford consisted of the following:

                                                June 29, 2002
                                     ------------------------------------
                                     Gross  Accumulated       Other
                                     Amount Amortization Intangibles, net
                                     ------ ------------ ----------------
                                                (in thousands)
      Customer Base................. $1,470     $(74)         $1,396
      Trademarks....................  1,570       --           1,570
                                     ------     ----          ------
                                     $3,040     $(74)         $2,966
                                     ======     ====          ======

   The customer base acquired has an estimated useful life of five years and amortization is provided using the straight-line method. The Company recognized amortization of $0 for the three- and six-month periods ended June 30, 2001, respectively, and $74,000 for the three- and six-month periods ended June 29, 2002, respectively. The estimated amortization expense to be recognized for the acquired customer base is as follows:

                                                       Estimated
                                                      Amortization
                                                        Expense
                                                     --------------
                                                     (in thousands)
            Six Months Ending December 28, 2002.....     $  159
            2003....................................        294
            2004....................................        294
            2005....................................        294
            2006....................................        294
            2007....................................         61
                                                         ------
                                                         $1,396
                                                         ======

   The trademarks acquired have an indefinite useful life, and therefore, under SFAS No. 142, they will not be amortized into results of operations but instead will be reviewed for impairment and written down and charged to results of operations only in periods in which their recorded value is more than their fair value.

   The Company is in the process of obtaining additional information for certain assets acquired and liabilities assumed. The allocation of the purchase price for the acquisition is subject to refinement pending receipt of this additional information.

   The Company's consolidated results of operations incorporates Ashford's results of operations commencing on the March 14, 2002 acquisition date.

                      GSI COMMERCE, INC. AND SUBSIDIARIES

   The unaudited pro forma combined information below presents the combined results of operations of the Company as if the acquisition had occurred at the beginning of the respective periods presented. The unaudited pro forma combined information, based upon the historical consolidated financial statements of the Company and Ashford, is based on an acquisition cost of $15.9 million and assumes that an estimated $6.1 million of acquisition cost over the book value of Ashford's net tangible assets is allocated to goodwill.

                                 Three Months Ended     Six Months Ended
                                 --------------------  --------------------
                                 June 30,    June 29,  June 30,   June 29,
                                   2001        2002      2001       2002
                                 --------    --------  --------   --------
                                 (in thousands, except (in thousands, except
                                 per share amounts)    per share amounts)
        Revenues................ $ 29,059    $33,069   $ 59,602   $ 71,531
        Net loss................ $(22,287)   $(5,167)  $(47,720)  $(16,145)
        Net loss per share /(1)/ $  (0.69)   $ (0.13)  $  (1.47)  $  (0.42)

--------
/(1)/ Net loss per share is calculated using the weighted average number of common shares outstanding, including the issuance of approximately 435,000 shares to stockholders of Ashford as if such event had occurred at the beginning of the respective periods presented.

   The unaudited pro forma combined information is not necessarily indicative of the results of operations of the combined company had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

NOTE 4--MARKETABLE SECURITIES

   Marketable securities, at estimated fair value, consist of the following as of June 29, 2002:

                                                Gross      Gross    Estimated
                                    Amortized Unrealized Unrealized   Fair
                                      Cost      Gains      Losses     Value
                                    --------- ---------- ---------- ---------
                                                 (in thousands)
  Corporate bonds..................  $  561      $--        $(1)     $  560
  U.S. government agency securities   8,933       54         --       8,987
                                     ------      ---        ---      ------
                                     $9,494      $54        $(1)     $9,547
                                     ======      ===        ===      ======

   The amortized cost and estimated fair value of investments in debt securities as of June 29, 2002, by contractual maturity, are as follows:

                                                Amortized Estimated
                                                  Cost    Fair Value
                                                --------- ----------
                                                   (in thousands)
           Due within one year.................  $6,992     $7,018
           Due after one year through two years   2,502      2,529
                                                 ------     ------
                                                 $9,494     $9,547
                                                 ======     ======

                      GSI COMMERCE, INC. AND SUBSIDIARIES

NOTE 5--CHANGES IN STOCKHOLDERS' EQUITY

   The following table summarizes the changes in stockholders' equity for the three-month periods ended June 30, 2001 and June 29, 2002:

                                                                                            Accumulated     Treasury
                                        Common Stock  Additional                               Other         Stock
                                       --------------  Paid in   Accumulated Comprehensive Comprehensive -------------- --------
                                       Shares Dollars  Capital     Deficit       Loss          Loss      Shares Dollars   Total
                                       ------ ------- ---------- ----------- ------------- ------------- ------ ------- --------
                                                                             (in thousands)
Consolidated balance at
 March 31, 2001....................... 31,927  $319    $217,584   $(109,539)                   $ --        --     $--   $108,364
Net loss..............................                               (7,818)    $(7,818)                                  (7,818)
Net unrealized gains on available-for-
 sale securities......................                                               --          --                           --
                                                                                -------
Comprehensive loss....................                                          $(7,818)
                                                                                =======
Issuance of options and warrants to
 purchase common stock in exchange
 for services.........................                      921                                                              921
Issuance of common stock upon exercise
 of options and warrants..............    100     1         164                                                              165
Issuance of common stock under
 Employee Stock Purchase Plan.........     67     1         237                                                              238
Purchase of treasury stock............                       (4)                                            1                 (4)
                                       ------  ----    --------   ---------                    ----        --     ---   --------
Consolidated balance at June 30, 2001. 32,094  $321    $218,902   $(117,357)                   $ --         1     $--   $101,866
                                       ======  ====    ========   =========                    ====        ==     ===   ========
Consolidated balance at
 March 30, 2002....................... 38,532  $385    $285,737   $(137,043)                   $ (2)        1     $--   $149,077
Net loss..............................                               (5,167)    $(5,167)                                  (5,167)
Net unrealized gains on available-for-
 sale securities......................                                               55          55                           55
                                                                                -------
Comprehensive loss....................                                          $(5,112)
                                                                                =======
Issuance of options and warrants to
 purchase common stock in exchange
 for services.........................                     (933)                                                            (933)
Issuance of common stock upon exercise
 of options and warrants..............    144     2         511                                                              513
Issuance of common stock under
 Employee Stock Purchase Plan.........     86     1         313                                                              314
                                       ------  ----    --------   ---------                    ----        --     ---   --------
Consolidated balance at June 29, 2002. 38,762  $388    $285,628   $(142,210)                   $ 53         1     $--   $143,859
                                       ======  ====    ========   =========                    ====        ==     ===   ========

NOTE 6--STOCK OPTIONS AND WARRANTS

   The Company maintains incentive and non-incentive stock option plans for certain employees, directors and other persons (the "Plans"). Under the terms of the Plans, the Company may grant incentive and non-incentive options and restricted stock awards to purchase up to 8,092,571 shares of common stock to employees, directors, and others. The options vest at various times over periods ranging up to five years. The options, if not exercised, generally expire up to ten years after the date of grant. Stock appreciation rights ("SARs") may be granted under the Plans either alone or in tandem with stock options. Generally, recipients of SARs are entitled to receive, upon exercise, cash or shares of common stock (valued at the then fair market value of the Company's common stock) equal to such fair market value on the date of exercise minus such fair market value on the date of grant of the shares subject to the SAR, although certain other measurements also may be used. A SAR granted in tandem with a stock option is exercisable only if and to the extent that the option is exercised. No SARs have been granted to date under the Plans.

                      GSI COMMERCE, INC. AND SUBSIDIARIES

   The following table summarizes the stock option activity for the three-month periods ended June 30, 2001 and June 29, 2002:

                                                   Three Months Ended
                                     -----------------------------------------------
                                          June 30, 2001           June 29, 2002
                                     ----------------------- -----------------------
                                                    Weighted                Weighted
                                                    Average                 Average
                                       Number of    Exercise   Number of    Exercise
                                         Shares      Price       Shares      Price
                                     -------------- -------- -------------- --------
                                     (in thousands)          (in thousands)
Outstanding, beginning of period....     6,045       $7.45       5,662       $ 8.59
   Granted..........................       201        6.40         191        14.42
   Exercised........................      (100)       1.74         (94)        4.34
   Cancelled........................      (434)       8.32        (454)       13.26
                                         -----                   -----
Outstanding, end of period..........     5,712        7.63       5,305         8.51
                                         =====                   =====
Exercisable, end of period..........     2,054        8.36       2,221         8.20
                                         =====                   =====

   The following table summarizes the warrant activity for the three-month periods ended June 30, 2001 and June 29, 2002:

                                                   Three Months Ended
                                     -----------------------------------------------
                                          June 30, 2001           June 29, 2002
                                     ----------------------- -----------------------
                                                    Weighted                Weighted
                                                    Average                 Average
                                       Number of    Exercise   Number of    Exercise
                                         Shares      Price       Shares      Price
                                     -------------- -------- -------------- --------
                                     (in thousands)          (in thousands)
Outstanding, beginning of period....     7,251       $9.50       7,183       $9.15
   Granted..........................       460        2.99          --          --
   Exercised........................        --          --         (50)       2.50
   Cancelled........................      (393)       9.21         (50)       2.50
                                         -----                   -----
Outstanding, end of period..........     7,318        9.06       7,083        9.25
                                         =====                   =====
Exercisable, end of period..........     6,917        9.44       6,883        9.44
                                         =====                   =====

   During the three-month period ended June 29, 2002, the Company granted to employees options to purchase an aggregate of 190,700 shares of the Company's common stock at prices ranging from $12.75 to $14.98 per share. The weighted average fair value and the weighted average exercise price of the options granted with exercise prices at the then-current market prices of the underlying stock during the three-month period ended June 29, 2002 was $10.20 and $14.42 per share, respectively. For the three- and six-month periods ended June 29, 2002, the Company recorded $933,000 and $612,000 reductions in stock-based compensation expense, respectively, relating to options and restricted stock.

   During the three-month period ended June 30, 2001, the Company granted to employees options to purchase an aggregate of 200,775 shares of the Company's common stock at prices ranging from $4.45 to $6.80 per share. The weighted average fair value and the weighted average exercise price of the options granted with exercise prices at the then-current market prices of the underlying stock during the three-month period ended June 30, 2001 was $4.38 and $6.40 per share, respectively. For the three- and six-month periods ended June 30, 2001, the Company recorded $782,000 and $1.3 million of stock-based compensation expense, respectively, relating to options and restricted stock.

                      GSI COMMERCE, INC. AND SUBSIDIARIES

   During the three-month period ended June 30, 2001, the Company modified the vesting schedule of 127,150 options. Because these options were accelerated, they are subject to variable accounting. The Company recognized $61,000 of stock-based compensation expense relating to these modified options for the three- and six-month periods ended June 30, 2001, respectively, which amounts are included in the amounts of stock-based compensation expense relating to options described above. The Company recognized $0 of stock-based compensation expense for the three- and six-month periods ended June 29, 2002, respectively, and the amount of stock-based compensation expense to be recognized in future periods is $0 as there is no future vesting or service period for the modified options.

   During the three-month period ended June 30, 2001, the Company granted to partners warrants to purchase an aggregate of 460,000 shares of the Company's common stock at prices ranging from $2.50 to $6.27 per share. The weighted average fair value and the weighted average exercise price of the warrant granted with an exercise price at the then-current market price of the underlying stock during the three-month period ended June 30, 2001 was $2.25 and $6.27 per share, respectively. The weighted average fair value and the weighted average exercise price of the warrants granted with exercise prices below the then-current market prices of the underlying stock during the three-month period ended June 30, 2001 was $2.77 and $2.50 per share, respectively. For the three- and six-month periods ended June 30, 2001, the Company recorded $135,000 and $53,000 of stock-based compensation expense, respectively, relating to warrants.

   The following table summarizes information regarding options and warrants outstanding and exercisable as of June 29, 2002:

                                    Outstanding                              Exercisable
                  ------------------------------------------------ -------------------------------
                                 Weighted Average
                                    Remaining
Range of Exercise     Number     Contractual Life Weighted Average     Number     Weighted Average
     Prices        Outstanding       In Years      Exercise Price   Exercisable    Exercise Price
----------------- -------------- ---------------- ---------------- -------------- ----------------
                  (in thousands)                                   (in thousands)
  $ 0.59-$ 6.00        3,219           7.65            $ 4.69          1,489           $ 4.75
  $ 6.13-$ 8.15        3,032           4.56              7.87          2,445             8.02
  $ 9.00-$10.00        4,492           2.95              9.91          4,370             9.93
  $10.60-$25.00        1,625           6.65             15.96            782            15.37
  $30.56-$74.54           20           3.75             37.69             18            37.25
                      ------                                           -----
  $ 0.59-$74.54       12,388           5.05              8.92          9,104             9.12
                      ======                                           =====

   As of June 29, 2002, 1,428,207 shares of common stock were available for future grants under the Plans.

                      GSI COMMERCE, INC. AND SUBSIDIARIES

   The Company accounts for stock options granted to employees under the Plans in accordance with APB Opinion No. 25 and, therefore, recognizes compensation cost using the intrinsic method for those options. If compensation cost for such awards had been determined consistent with SFAS No. 123, the Company's pro forma net loss and losses per share for the three- and six-month periods ended June 30, 2001 and June 29, 2002 would have been as follows:

                                                   As Reported Pro Forma
                                                   ----------- ---------
                                                      (in thousands)
       Three Months Ended June 30, 2001
          Net loss................................  $ (7,818)  $ (9,282)
                                                    ========   ========
          Losses per share--basic and diluted.....  $  (0.24)  $  (0.29)
                                                    ========   ========

       Three Months Ended June 29, 2002
          Net loss................................  $ (5,167)  $ (6,931)
                                                    ========   ========
          Losses per share--basic and diluted.....  $  (0.13)  $  (0.18)
                                                    ========   ========

       Six Months Ended June 30, 2001
          Net loss................................  $(16,214)  $(20,447)
                                                    ========   ========
          Losses per share--basic and diluted.....  $  (0.51)  $  (0.64)
                                                    ========   ========

       Six Months Ended June 29, 2002
          Net loss................................  $(10,472)  $(13,892)
                                                    ========   ========
          Losses per share--basic and diluted.....  $  (0.27)  $  (0.36)
                                                    ========   ========

   The fair value of options granted under the Plans during the three-month periods ended June 30, 2001 and June 29, 2002 were estimated on the date of grant using the Black-Scholes multiple option pricing model, with the following weighted average assumptions:

                                                   Three Months Ended
                                               --------------------------
      Assumption                               June 30, 2001 June 29, 2002
      ----------                               ------------- -------------
      Dividend yield..........................  None           None
      Expected volatility.....................  98.00%         102.00%
      Average risk free interest rate.........  4.00%          3.84%
      Average expected lives..................  3.95 years     4.03 years

                      GSI COMMERCE, INC. AND SUBSIDIARIES

   No warrants were granted or issued by the Company during the three-month period ended June 29, 2002. The fair value of warrants granted and issued during the three-month period ended June 30, 2001 were estimated on the date of grant using the Black-Scholes multiple option pricing model, with the following weighted average assumptions:

                                                      Three Months
                                                          Ended
            Assumption                                June 30, 2001
            ----------                               ---------------
            Dividend yield.......................... None
            Expected volatility..................... 99.00%-119.00%
            Average risk free interest rate......... 3.58%-3.98%
            Average expected lives.................. 1.00-1.75 years

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

   The amounts used in calculating losses per share data are as follows:

                                          Three Months Ended  Six Months Ended
                                          ----------------   ------------------
                                          June 30,  June 29, June 30,  June 29,
                                            2001      2002     2001      2002
                                          --------  -------- --------  --------
                                           (in thousands)      (in thousands)
 Net loss................................ $(7,818)  $(5,167) $(16,214) $(10,472)
                                          =======   =======  ========  ========
 Weighted average shares
   outstanding--basic and diluted........  32,002    38,674    31,964    38,362
                                          =======   =======  ========  ========
 Outstanding common stock options having
   no dilutive effect....................   5,712     5,305     5,712     5,305
                                          =======   =======  ========  ========
 Outstanding common stock warrants
   having no dilutive effect.............   7,318     7,083     7,318     7,083
                                          =======   =======  ========  ========

NOTE 8--COMPREHENSIVE LOSS

   The following table summarizes the components of comprehensive loss:

                                          Three Months Ended  Six Months Ended
                                          ----------------   ------------------
                                          June 30,  June 29, June 30,  June 29,
                                            2001      2002     2001      2002
                                          --------  -------- --------  --------
                                           (in thousands)      (in thousands)
 Net loss................................ $(7,818)  $(5,167) $(16,214) $(10,472)
 Other comprehensive income:
    Net unrealized gains on
      available-for-sale securities......      --        55        --        53
                                          -------   -------  --------  --------
 Other comprehensive income..............      --        55        --        53
                                          -------   -------  --------  --------
 Comprehensive loss...................... $(7,818)  $(5,112) $(16,214) $(10,419)
                                          =======   =======  ========  ========

                      GSI COMMERCE, INC. AND SUBSIDIARIES

NOTE 9--SIGNIFICANT TRANSACTIONS/CONCENTRATIONS OF CREDIT RISK

   Net revenues included $412,000 for the three- and six-month periods ended June 30, 2001 and $2.1 million for the three- and six-month periods ended June 29, 2002 related to bulk sales to one entity. As of June 29, 2002, the amount included in accounts receivable related to these bulk sales was $2.1 million.

   Net revenues included $1.5 million and $1.9 million for the three- and six-month periods ended June 30, 2001, respectively, and $0 and $8.3 million for the three- and six-month periods ended June 29, 2002, respectively, from sales of one of the Company's partner's products sold primarily through its direct response television campaigns in addition to Web site and toll-free number sales. As of June 29, 2002, the amount included in accounts receivable related to these sales was not significant.

   As of June 29, 2002, included in accounts receivable was $1.5 million related to service fees earned during the three-month period ended June 29, 2002 in connection with the provision of other services.

   As of June 29, 2002 the Company had $10.2 million of operating cash and $57.2 million of cash equivalents and marketable securities invested with four financial institutions, which are potentially subject to credit risk. The composition of these investments are regularly monitored by management of the Company.

NOTE 10--COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

   The Company is involved in various litigation relating to its business, including litigation relating to Ashford. The Company believes that the disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

  Employment Agreements

   As of June 29, 2002, the Company had employment agreements with several of its employees for an aggregate annual base salary $2.6 million plus bonuses and increases in accordance with the terms of the agreements. Remaining terms of such contracts range from one to five years.

  Advertising and Media Agreements

   As of June 29, 2002, the Company was contractually committed for the purchase of future advertising totaling approximately $516,000 through the fiscal year ending December 28, 2002. The expense related to these commitments will be recognized in accordance with the Company's accounting policy related to advertising.

  Partner Revenue Share Payments

   As of June 29, 2002, the Company was contractually committed to minimum cash revenue share payments of $375,000 per fiscal quarter through July, 2011 and annual minimum cash revenue share payments of $150,000 in February, 2003, $200,000 in February, 2004 and $250,000 in February, 2005.

                      GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)

NOTE 11--SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                              Six Months Ended
                                                             -----------------
                                                             June 30, June 29,
                                                               2001     2002
                                                             -------- --------
                                                               (in thousands)
Cash paid during the period for interest....................   $330   $    262
Acquisition of Ashford:
   Fair value of assets acquired (including goodwill).......   $ --   $ 27,433
   Liabilities assumed......................................     --    (11,583)
   Stock issued.............................................     --     (6,961)
                                                               ----   --------
   Cash paid................................................     --      8,889
   Cash acquired............................................     --         --
                                                               ----   --------
       Net cash paid for acquisition of Ashford.............   $ --   $  8,889
                                                               ====   ========

Noncash Investing and Financing Activities:
Net unrealized gains on available-for-sale securities.......   $ --   $     53
Issuance of common stock upon exercises of options granted
  to employees of the discontinued operations...............   $ --   $      4

NOTE 12--RELATED PARTY TRANSACTIONS

   The Company has entered into a strategic alliance to provide procurement and fulfillment services for QVC, Inc., which along with its majority stockholder, Comcast Corporation, owns Interactive Technology Holdings, LLC, which is a principal shareholder of the Company. The Company recognized net revenues of $382,000 and $652,000 on sales to this related party for the three- and six-month periods ended June 30, 2001, respectively, and $263,000 and $466,000 for the three- and six-month periods ended June 29, 2002, respectively. The terms of these sales are comparable to those with other partners of the Company. The amount included in accounts receivable as a result of these sales was $155,000 as of June 29, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

   All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words "anticipate", "believe", "estimate", "expect", "intend", "may", "plan", "will", "would", "should", "guidance", "potential", "continue", "project", "forecast" and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, consumer spending, the stock market and the industries in which we operate, changes affecting the Internet, online retailing and direct response marketing, our ability to maintain relationships with strategic partners and suppliers, our ability to timely and successfully develop, maintain and protect our technology and product and service offerings and execute operationally, our ability to attract and retain qualified personnel and our ability to successfully integrate our acquisitions of other businesses, including our recent acquisition of Ashford.com, Inc. More information about potential factors that could affect us are described under the heading "Risk Factors." We expressly disclaim any intent or obligation to update these forward-looking statements, except as otherwise specifically stated by GSI Commerce.

Overview

   We develop and operate e-commerce businesses, including online retail stores and direct response television campaigns, for retailers, branded manufacturers, media companies, television networks and professional sports organizations. We enable our partners to capitalize on their existing brands to exploit e-commerce opportunities. We customize the design of our partners' e-commerce businesses with a broad range of characteristics that includes differentiated user interfaces on partners' Web sites, partner-specific content, an extensive electronic catalog of product descriptions and images, partner specific products for direct response television campaigns and partner specific customer service and fulfillment. We currently derive virtually all of our revenues from the sale of goods through our partners' online stores and direct response television campaigns, toll-free telephone number sales, bulk sales, business-to-business and group sales and related outbound shipping charges, net of allowances for returns and discounts, as well as from fixed and variable fees earned in connection with the development and operation of partners' e-commerce businesses and the provision of marketing and other services.

Financial Presentation

   Our financial statements present:

  . net revenues from product sales, which are derived from sales of goods through our partners' online stores and direct response television campaigns, toll-free telephone number sales, bulk sales, business-to-business and group sales and related outbound shipping charges, net of allowances for returns and discounts. Net revenues from product sales include the revenues of Ashford from March 14, 2002, the date our acquisition of Ashford was completed.

  . service fee revenue, which is derived from fixed and variable fees earned in connection with the development and operation of partners' e-commerce businesses and the provision of marketing and other services.

  . cost of revenues from product sales, which include the cost of products sold and inbound freight related to these products, as well as outbound shipping and handling costs, other than those related to promotional free shipping and subsidized shipping and handling which are included in sales and marketing expense.

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

  . general and administrative expenses, which consist primarily of payroll and related expenses associated with executive, finance, human resources, legal and administrative personnel, as well as bad debt expense and occupancy costs for our headquarters and other offices.

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

Results of Operations

  Comparison of the three- and six-month periods ended June 29, 2002 and June 30, 2001

   Net Revenues From Product Sales. Net revenues from product sales increased $11.2 million from $17.0 million for the three-month period ended June 30, 2001 to $28.2 million for the three-month period ended June 29, 2002. Of this increase, $3.6 million was due to an increase in sales from our company owned online stores, $3.4 million was due to the net addition of online retail stores that were not operated for the entirety of both periods, $2.3 million was due to sales from partners' online retail stores that were operated for the entirety of both periods and $1.7 million was due to an increase in bulk sales. Net revenues from product sales increased $24.7 million from $33.2 million for the six-month period ended June 30, 2001, to $57.9 million for the six-month period ended June 29, 2002. Of this increase, $8.8 million was due to an increase in sales through direct response television campaigns primarily from the sale of one of our partner's products, $7.8 million was due to the net addition of online retail stores that were not operated for the entirety of both periods, $3.3 million was due to sales from partners' online retail stores that were operated for the entirety of both periods, $3.1 million was due to an increase in sales from our company owned online stores and $1.7 million was due to an increase in bulk sales.

   Service Fee Revenue. Service fee revenue increased $4.6 million from $150,000 for the three-month period ended June 30, 2001 to $4.8 million for the three-month period ended June 29, 2002 and increased $6.9 million from $150,000 for the six-month period ended June 30, 2001 to $7.1 million for the six-month period ended June 29, 2002. These increases were due to the addition of new partners in the third quarter of fiscal

2001 and the second quarter of fiscal 2002 from which we earned fixed and variable fees relating to the development and operation of their e-commerce businesses and the provision of other services.

   Cost of Revenues From Product Sales. We had cost of revenues from product sales of $20.4 million and $40.8 million for the three- and six-month periods ended June 29, 2002 and $11.7 million and $22.8 million for the three- and six-month periods ended June 30, 2001, respectively. As a percentage of net revenues from product sales, cost of revenues from product sales was 72.1% and 70.3% for the three- and six-month periods ended June 29, 2002 and 69.6% and 69.2% for the three- and six-month periods ended June 30, 2001, respectively. The increases in cost of revenues from product sales as a percentage of net revenues from product sales for the three- and six-month periods ended June 29, 2002 compared to the comparable periods in fiscal 2001 were due primarily to lower margins associated with a bulk sale in the three-month period ended June 29, 2002.

   Gross Profit. We had gross profit of $12.7 million and $24.2 million for the three- and six-month periods ended June 29, 2002 and $5.3 million and $10.3 million for the three- and six-month periods ended June 30, 2001, respectively. As a percentage of net revenues, gross profit was 38.3% and 37.3% for the three- and six-month periods ended June 29, 2002 and 31.0% and 31.1% for the three- and six-month periods ended June 30, 2001, respectively. The increases in gross profit dollars and gross profit percentage for the three- and six-month periods ended June 29, 2002 compared to the comparable periods in fiscal 2001 were due primarily to the $4.6 million and $6.9 million increases in service fee revenue for the three- and six-month periods ended June 29, 2002, respectively.

   Sales and Marketing Expenses. Sales and marketing expenses increased $2.9 million from $6.8 million for the three-month period ended June 30, 2001 to $9.7 million the three-month period ended June 29, 2002. This increase was primarily due to a $1.7 million increase in personnel and related costs associated with our merchandising, marketing and customer service departments, a $428,000 increase in credit card fees, a $377,000 increase in fulfillment costs, a $231,000 increase in subsidized shipping and handling costs and a $181,000 increase in partner revenue share charges, offset, in part, by a $335,000 decrease in advertising costs. Sales and marketing expenses increased $4.7 million from $14.2 million for the six-month period ended June 30, 2001 to $18.9 million the six-month period ended June 29, 2002. This increase was primarily due to a $2.4 million increase in personnel and related costs associated with our merchandising, marketing and customer service departments, a $1.0 million increase in partner revenue share charges due to increased sales volume primarily related to one of our direct response television campaign partners, a $702,000 increase in advertising costs and a $555,000 increase in credit card fees, offset, in part, by a $219,000 decrease in professional fees and a $186,000 decrease in subsidized shipping and handling costs.

   Product Development Expenses. Product development expenses increased $1.0 million from $2.1 million for the three-month period ended June 30, 2001 to $3.1 million for the three-month period ended June 29, 2002. This increase was primarily due to a $268,000 increase in equipment and software maintenance costs associated with the increased number of e-commerce businesses that we operated and maintained, a $220,000 increase in personnel and related costs, a $175,000 increase relating to the closing of our West Coast technology services office and a $143,000 increase in costs relating to our use of temporary technical professionals. Product development expenses increased $900,000 from $4.5 million for the six-month period ended June 30, 2001 to $5.4 million for the six-month period ended June 29, 2002. This increase was primarily due to a $596,000 increase in equipment and software maintenance costs associated with the increased number of e-commerce businesses that we operated and maintained, a $175,000 increase relating to the closing of our West Coast technology services office and a $137,000 increase in costs relating to our use of temporary technical professionals, offset, in part, by a $78,000 decrease in personnel costs.

   General and Administrative Expenses. General and administrative expenses increased $1.1 million from $2.6 million for the three-month period ended June 30, 2001 to $3.7 million for the three-month period ended June 29, 2002. This increase was primarily due to a $458,000 increase in insurance related office and other administrative costs, a $325,000 increase in personnel costs and a $315,000 increase in legal and other professional fees. General and administrative expenses increased $1.9 million from $5.1 million for the six-month period ended June 30, 2001 to $7.0 million for the six-month period ended June 29, 2002. This increase was primarily due to an $839,000 increase in bad debt and chargeback activity primarily as a result of higher direct response television campaign activity and its associated higher bad debt rate and, to a lesser extent, higher chargeback activity related to the increased sales volume through our partners online stores, a $542,000 increase in insurance related expenses and other administrative costs and a $332,000 increase in legal and other professional fees.

   Stock-Based Compensation Expense. Stock-based compensation expense decreased $1.7 million from $917,000 for the three-month period ended June 30, 2001 to $(750,000) for the three-month period ended June 29, 2002. This decrease was primarily due to a decrease of $1.6 million in charges related to options subject to variable accounting, offset, in part, by an increase of $183,000 related to the amortization of deferred partner revenue share charges. Stock-based compensation expense decreased $1.6 million from $1.4 million for the six-month period ended June 30, 2001, to $(218,000) for the six-month period ended June 29, 2002. This decrease was primarily due to a decrease of $1.7 million in charges related to options subject to variable accounting, offset, in part, by an increase of $341,000 related to the amortization of deferred partner revenue share charges. As of June 29, 2002, we had an aggregate of $1.5 million of deferred stock-based compensation remaining to be amortized. We had stock-based compensation expense related to the amortization of deferred partner revenue share charges of $183,000 and $341,000 for the three- and six-month periods ended June 29, 2002, respectively, and $0 for the three- and six-month periods ended June 30, 2001, respectively.

   Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $800,000 from $1.5 million for the three-month period ended June 30, 2001 to $2.3 million for the three-month period ended June 29, 2002. The increase in depreciation and amortization expenses was due to a $542,000 increase in depreciation expense related to our corporate headquarters, our Kentucky fulfillment center and the assets purchased to build, manage and operate our e-commerce business and a $365,000 increase in depreciation and amortization related to assets acquired from Ashford, offset, in part, by a $178,000 decrease in amortization of goodwill associated with our acquisition of Fogdog, Inc. The decrease in amortization is due to the discontinuance of amortization of goodwill in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets." Depreciation and amortization expenses increased $900,000 from $3.2 million for the six-month period ended June 30, 2001 to $4.1 million for the six-month period ended June 29, 2002. The increase in depreciation and amortization expenses was due to an $862,000 increase in depreciation expense related to our corporate headquarters, our Kentucky fulfillment center and the assets purchased to build, manage and operate our e-commerce business and a $426,000 increase in depreciation and amortization related to assets acquired from Ashford, offset, in part, by a $351,000 decrease in amortization of goodwill associated with our acquisition of Fogdog.

   Other income. We had other income of $0 for the three- and six-month periods ended June 29, 2002, respectively, and $300,000 for the three- and six-month periods ended June 30, 2001, respectively. This income related to fees earned pursuant to the terms of a lease termination agreement.

   Interest (Income) Expense. We had interest income of $372,000 and interest expense of $130,000 for the three-month period ended June 29, 2002 compared to interest income of $723,000 and interest expense of $183,000 for the three-month period ended June 30, 2001. The decrease in interest income of $351,000 was due to lower interest rates, offset by higher average balances of cash, cash equivalents, short-term investments and marketable securities during the three-month period ended June 29, 2002 compared to the three-month period ended June 30, 2001. We had interest income of $826,000 and interest expense of $262,000 for the six-month period ended June 29, 2002 compared to interest income of $1.8 million and interest expense of $330,000 for the six-month period ended June 30, 2001. The decrease in interest income of $1.0 million was due to lower interest rates, offset by higher average balances of cash, cash equivalents, short-term investments and marketable securities during the six-month period ended June 29, 2002 compared to the six-month period ended June 30, 2001.

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

Certain Related Party Transactions

   We have entered into a strategic alliance to provide procurement and fulfillment services for QVC, Inc., which along with its majority stockholder, Comcast Corporation owns Interactive Technology Holdings, LLC, which is one of our principal shareholders. We recognized net revenues of $382,000 and $652,000 on sales to this related party for the three- and six-month periods ended June 30, 2001, respectively, and $263,000 and $466,000 for the three- and six-month periods ended June 29, 2002, respectively. The terms of these sales are comparable to those with our other partners, and the amount included in accounts receivable as a result of these sales was $155,000 as of June 29, 2002.

Liquidity and Capital Resources

   Our principal source of liquidity is our cash and cash equivalents and marketable securities. Our cash and cash equivalents and marketable securities balances totaled $67.4 million and $105.9 million as of June 29, 2002 and December 29, 2001, respectively.

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

   We have incurred substantial costs to develop our e-commerce businesses and to recruit, train and compensate personnel for our creative, engineering, business development, marketing, merchandising, customer service, management information systems and administrative departments. In addition, during fiscal 2000, we invested in the required technology, equipment and personnel to make our Kentucky fulfillment center fully operational, and in April 2002, we purchased for $8.8 million in cash our Kentucky fulfillment center, which we previously leased. During the second quarter of fiscal 2002, we spent $3.9 million on upgrades to our server, storage and telecommunications hardware, as well as on technical enhancements to our existing software and on new software solutions including a customer service and marketing package, a financial management system, a merchandising planning package, fraud detection software and an enhanced search engine. In addition, during the second quarter of fiscal 2002, we spent $1.7 million on the installation of a second, fully redundant data center to increase both our capacity as well as our reliability. In July 2002, we spent approximately $1.0 million on the expansion of our Kentucky fulfillment center and we acquired for $800,000 the assets of a 500-seat call center in Melbourne, Florida to expand our customer service capabilities. We expect capital expenditures for the remainder of fiscal 2002 to be between $11.0 million and 13.0 million as we continue to enhance and upgrade our technology infrastructure and expand our Kentucky fulfillment center. As of June 29, 2002, we had cash and cash equivalents and marketable securities of $67.4 million, working capital of $69.6 million and an accumulated deficit of $142.2 million.

   We used approximately $13.2 million and $27.9 million in net cash for operating activities during the six-month periods ended June 29, 2002 and June 30, 2001, respectively. Net cash used for operating activities during the six-month period ended June 29, 2002 was primarily the result of net losses and changes in stock-based compensation, prepaid expenses and other current assets, accounts payable and accrued expenses and other, offset, in part, by changes in accounts receivable, inventory, deferred revenue and depreciation and amortization. Net cash used for operating activities during the six-month period ended June 30, 2001 was primarily the result of net losses and changes in accounts payable and accrued expenses and other, offset, in part, by changes in accounts receivable, inventory, prepaid expenses and other current assets, deferred revenue, stock-based compensation and depreciation and amortization.

   Our investing activities during the six-month period ended June 29, 2002 consisted primarily of capital expenditures of $15.6 million. Also during the six-month period ended June 29, 2002, we purchased $9.5 million of marketable securities and paid $8.9 million for the acquisition of Ashford including acquisition costs. During the six-month period ended June 30, 2001, we made capital expenditures of $2.7 million and received $978,000 in cash proceeds from sales of short-term investments.

   Our financing activities during the six-month period ended June 29, 2002 consisted primarily of a $3.1 million repayment of a revolving credit facility with Congress Financial Corporation, a unit of First Union National Bank, that had been maintained by Ashford prior to our acquisition of Ashford.

   We had the following commitments as of June 29, 2002 concerning our debt obligations, lease obligations, employment agreements, advertising and media agreements and partner revenue share payment obligations.

                                 Six Months Ending                  Fiscal Year
                                   December 28,    ----------------------------------------------
                                       2002         2003   2004    2005   2006  Thereafter  Total
                                 ----------------- ------ ------  ------ ------ ---------- -------
                                                          (in thousands)
Mortgage principal..............      $   19       $   42 $   44  $   50 $   54  $ 5,018   $ 5,227
Mortgage interest...............         225          447    444     439    435    1,446     3,436
Capital leases..................         317           --     --      --     --       --       317
Operating leases................       1,020          740    307     314    259      778     3,418
Employment agreements...........       1,279        2,531  1,664     720    525       --     6,719
Advertising and media agreements         516           --     --      --     --       --       516
Partner revenue share payments..         750        1,650  1,700   1,750  1,500    6,750    14,100
                                      ------       ------ ------  ------ ------  -------   -------
   Total commitments............      $4,126       $5,410 $4,159  $3,273 $2,773  $13,992   $33,733
                                      ======       ====== ======  ====== ======  =======   =======

   To date, we have financed our e-commerce operations primarily from the sale of equity securities. Management expects that our current cash and the collection of accounts receivable will be sufficient to meet our anticipated cash needs for the foreseeable future. While in the fourth quarter of 2001 we realized income from continuing operations of $260,000 and income from continuing operations, excluding non-cash charges for stock based compensation and depreciation and amortization, of $3.3 million, we do not expect to realize income from continuing operations in fiscal 2002. In order to fund our anticipated operating expenses and realize income from continuing operations, our revenues must increase significantly. If cash flows are insufficient to fund these expenses, we may need to raise additional funds in future periods through public or private debt or equity financings or other arrangements to fund our operations until we achieve profitability. Failure to raise future capital when needed could seriously harm our business and operating results. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

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

   All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words "anticipate", "believe", "estimate", "expect", "intend", "may", "plan", "will", "would", "should", "guidance", "potential", "continue", "project", "forecast" and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, consumer spending, the stock market and the industries in which we operate, changes affecting the Internet, online retailing and direct response marketing, our ability to maintain relationships with strategic partners and suppliers, our ability to timely and successfully develop, maintain and protect our technology and product and service offerings and execute operationally, our ability to attract and retain qualified personnel and our ability to successfully integrate our acquisitions of other businesses, including our recent acquisition of Ashford. More information about potential factors that could affect us are described below. We expressly disclaim any intent or obligation to update these forward-looking statements, except as otherwise specifically stated by GSI.

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

   We incurred substantial losses in fiscal 1999, fiscal 2000 and fiscal 2001, and as of June 29, 2002, we had an accumulated deficit of $142.2 million. Except for the fourth quarter of fiscal 2001, we have not achieved profitability from our continuing operations, and we do not expect to achieve profitability in fiscal 2002. We may not obtain enough customer traffic or viewers or a high enough volume of purchases from the e-commerce businesses that we operate to generate sufficient revenues to achieve profitability. We could continue to incur operating and net losses. There can be no assurances that we will be able to achieve profitability from our continuing operations.

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

   We have recently expanded our operations into other categories. If we do not successfully expand our operations into these new categories, our growth could be limited.

   Until last year, our business was limited to the sporting goods industry. Today, our operations have expanded into other categories, including consumer electronics, home products, jewelry, luxury goods, corporate gifts, toys, books, music and beauty products. In addition, through the establishment of our media and entertainment division, we have begun to create and work with third parties to manufacture unique products related to direct response television programming. In order to successfully expand our business into these categories, we must develop and maintain relationships with manufacturers and other sources of product in these categories and hire and retain skilled personnel to help manage these areas of our business. Our failure to successfully expand our business into these categories could limit our ability to increase revenues and attract new partners.

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

   Kmart, as well as Bluelight.com, recently filed for bankruptcy protection. The bankruptcy court permitted Bluelight.com to pay us all amounts due prior to the bankruptcy filing and to continue business as usual with us. While Bluelight.com has paid us all amounts owed to us since the bankruptcy filing, we have agreed to extend certain payments from Bluelight.com to us by three months. Bluelight.com may cease making future payments and/or reject its agreement with us, thereby terminating our relationship with Bluelight.com. If Bluelight.com ceases making payments, rejects the e-commerce agreement or does not emerge from bankruptcy, we will not realize all of the economic benefits of that agreement.

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

   Online retailing and direct response marketing are constantly evolving and are extremely competitive. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our business, financial condition and results of operations. We compete with companies that may be able to provide solutions to companies that wish to establish e-commerce businesses, including:

  . third party providers, such as Amazon.com, USA Interactive and Digital River; and

  . third-party fulfillment and customer services providers, such as Federal Express, UPS and Newroads.

   We also compete with the online and offline businesses of a variety of companies, including:

  . specialty retailers, including sporting goods and jewelry and luxury goods retailers, such as Footlocker, REI.com and Tiffany's;

  .   general merchandise retailers, such as Target, Wal-Mart and Nordstrom;

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

   As of August 1, 2002, Michael G. Rubin, our Chairman, President and Chief Executive Officer, beneficially owned 18.8%, funds affiliated with SOFTBANK America Inc., or SOFTBANK, beneficially owned 24.8% and Interactive Technology Holdings, LLC, or ITH, a joint venture company of Comcast Corporation and QVC, Inc., beneficially owned 31.7% of our outstanding common stock, including currently exercisable warrants and options to purchase common stock. Should they decide to act together, Mr. Rubin, SOFTBANK and ITH would be in a position to exercise control over most matters requiring stockholder approval, including the election or removal of directors, approval of significant corporate transactions and the ability generally to direct our affairs. Furthermore, the stock purchase agreements pursuant to which SOFTBANK and ITH acquired their shares of our common stock provide that SOFTBANK and ITH each have the right to designate up to two members of our board of directors. This concentration of ownership and SOFTBANK's and ITH's right to designate members to our board of directors may have the effect of delaying or preventing a change in control of us, including transactions in which stockholders might otherwise receive a premium over current market prices for their shares.

   From time to time, we may acquire or invest in other companies. There are risks associated with potential acquisitions and investments. As a result, we may not achieve the expected benefits of potential acquisitions.

   If we are presented with appropriate opportunities, we may make investments in complementary companies, products or technologies or we may purchase other companies. On March 14, 2002, we acquired all of the outstanding shares of Ashford, an online jewelry, luxury goods and corporate gifts retailer. We may not realize the anticipated benefits of the acquisition of Ashford or any other investment or acquisition. We may not be able to successfully assimilate the additional personnel, operations, acquired technology or products into our business. Any acquisition, including the acquisition of Ashford, may further strain our existing financial and managerial controls and reporting systems and procedures. If we do not successfully integrate the business of Ashford, the expenditures on integration efforts will reduce our cash position without us being able to realize the expected benefits of the merger. In addition, key personnel of an acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Further, the physical expansion in facilities that would occur as a result of the acquisition of Ashford and any other acquisition may result in disruptions that seriously impair our business. Finally, we may have to incur debt or issue additional equity securities to pay for other acquisitions or investments, the issuance of which could be dilutive to our stockholders.

   There are certain risks associated with our acquisition of Ashford as a result of litigation pending or threatened against Ashford at the time of the acquisition.

   Since July 11, 2001, several stockholder class action complaints have been filed in the United States District Court of the Southern District of New York against Ashford, several of Ashford's officers and directors, and various underwriters of Ashford's initial public offering. The purported class actions have all been brought on behalf of purchasers of Ashford common stock during various periods beginning on September 22, 1999, the date of Ashford's initial public offering. The plaintiffs allege that Ashford's prospectus, included in Ashford's Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, certain fees and commissions collected by the underwriters or arrangements designed to inflate the price of the common stock. The plaintiffs further allege that because of these purchases, Ashford's post-initial public offering stock price was artificially inflated. As a result of the alleged omissions in the prospectus and the purported inflation of the stock price, the plaintiffs claim violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. The complaints have been consolidated into a single action. Ashford has maintained that it has defenses against these actions and intends to vigorously defend them. Ashford is also subject to various other claims and legal actions arising in the ordinary course of business. Ashford also has maintained that the ultimate disposition of these matters would not have a material effect on Ashford's business, financial condition or results of operations. Based on our review of these matters, we have no reason to disagree with Ashford's assessment, although there can be no assurances as to the ultimate outcomes of these matters.

   We may expand our business internationally, causing our business to become increasingly susceptible to numerous international business risks and challenges that could affect our profitability.

   We believe that the current globalization of the economy requires businesses to consider pursuing international expansion. We recently began shipping products to Canada. In the future, we may expand into other international markets. International sales are subject to inherent risks and challenges that could adversely affect our profitability, including:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   There have been no significant changes in market risk for the quarter ended June 29, 2002. See the information set forth in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001 filed with the Securities and Exchange Commission on April 4, 2002.

                          PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   We are involved in various routine litigation incidental to our current and discontinued businesses. We believe that the disposition of these matters will not have a material adverse effect on our financial position or results of operations.

   On June 11, 2002, Ashford, a wholly owned subsidiary of GSI announced the resolution of the Securities and Exchange Commission's investigation into Ashford's accounting for certain agreements with Amazon.com. Under the terms of the settlement, Ashford agreed, without admitting or denying the SEC's allegations, to cease and desist from committing or causing any violations of the anti-fraud provisions, the reporting provisions and the books and records provisions of the federal securities laws. The cease and desist order relates to conduct by Ashford and two of its executives prior to the acquisition of Ashford by GSI on March 14, 2002. The cease and desist order is not directed at GSI and will have no material impact on the financial condition or operating results of GSI.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

   None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On May 23, 2002, we held our Annual Meeting of Stockholders. Proxies were solicited for the Annual Meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934. At the Annual Meeting, the following matters were voted on:

   1. Kenneth J. Adelberg, M. Jeffrey Branman, Ronald D. Fisher, Harvey Lamm, Mark S. Menell, Michael S. Perlis, Jeffrey F. Rayport and Michael G. Rubin were elected to serve on the Board of Directors of the Company for one-year terms and until their respective successors are duly elected and qualified. The votes for and the votes withheld for the election of each director were as follows:

           Name                                       For       Withheld
           ----                                       ---       --------
      Kenneth J. Adelberg                          34,592,487      130,545
      M. Jeffrey Branman                           34,592,487      130,545
      Ronald D. Fisher                             34,592,487      130,545
      Harvey Lamm                                  33,641,158    1,081,874
      Mark S. Menell                               34,592,487      130,545
      Michael S. Perlis                            34,577,187      145,845
      Jeffrey F. Rayport                           33,656,458    1,066,574
      Michael G. Rubin                             33,752,488      970,544

   2. The Amendment of the Certificate of Incorporation to change the Company's name to GSI Commerce, Inc. was approved by the following vote:

           For                      Against                    Abstain
           ---                      -------                    -------
       34,693,899                   24,537                      4,596

ITEM 5.  OTHER INFORMATION

   None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

 3.1   Certificate of Amendment to Amended and Restated Certificate of Incorporation of Global Sports, Inc.
 4.1   Specimen Common Stock Certificate
10.1   Personal Services Agreement, dated June 12, 2001, by and between GSI West, Inc. and Damon Mintzer
10.2   Amendment Number 1, dated September 10, 2001, to Personal Services Agreement by and between GSI
       West, Inc. and Damon Mintzer
99.1   Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002
99.2   Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002

   (b) Reports on Form 8-K

   On May 28, 2002, we filed a Form 8-K/A with the Securities and Exchange Commission regarding the acquisition of Ashford in a merger transaction. Included in such filing were the historical financial statements of Ashford and pro forma combined statements of operations of the registrant and Ashford.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                              GSI COMMERCE, INC.

                                                      /s/  MICHAEL G. RUBIN
                                              By: -----------------------------
                                                        Michael G. Rubin
                                                      Chairman, President &
                                                     Chief Executive Officer


                                                     /s/  JORDAN M. COPLAND
                                              By: -----------------------------
                                                        Jordan M. Copland
                                                   Executive Vice President &
                                                     Chief Financial Officer

Date:  August 12, 2002