Form 10-Q
period 2002-09-28
GSI COMMERCE INC
filed 2002-11-12
CIK 828750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2002.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM TO .

Commission File Number 0-16611

GSI COMMERCE, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-2958132
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1075 First Avenue, King of Prussia, PA	19406
(Address of principal executive offices)	(Zip Code)

610-265-3229

(Registrant’s telephone number,
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 28, 2002:

Common Stock, $.01 par value	38,672,830
(Title of each class)	(Number of Shares)

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 28, 2002

For all years prior to 1999, our fiscal year ended on December 31. Effective for 1999, we changed our fiscal year from the last day of December to the Saturday nearest the last day of December. Accordingly, references to fiscal 1999, fiscal 2000, fiscal 2001 and fiscal 2002 refer to the years ended January 1, 2000, December 30, 2000, December 29, 2001 and the year ending December 28, 2002.

Although we refer to the retailers, branded manufacturers, media companies, television networks and professional sports organizations for which we develop and operate e-commerce businesses as our “partners,” we do not act as an agent or legal representative for any of our partners. We do not have the power or authority to legally bind any of our partners. Similarly, our partners do not have the power or authority to legally bind us. In addition, we do not have the types of liabilities for our partners that a general partner of a partnership would have.

In May 2002, we changed our name from Global Sports, Inc. to GSI Commerce, Inc. In connection with our name change, we also changed our Nasdaq symbol from “GSPT” to “GSIC”.

i

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	December 29, 2001	September 28, 2002
ASSETS
Current assets:
Cash and cash equivalents	$105,896	$45,651
Short-term investments	842	2,275
Marketable securities	—	10,022
Accounts receivable, net of allowance of $239 and $662, respectively	6,973	5,552
Inventory	17,779	32,424
Prepaid expenses and other current assets	1,502	4,114

Total current assets	132,992	100,038
Property and equipment, net	28,929	49,192
Goodwill, net	13,453	19,952
Other assets, net of accumulated amortization of $377 and $1,039, respectively	15,391	17,497

Total assets	$190,765	$186,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,356	$20,530
Accrued expenses and other	8,196	9,582
Deferred revenue	8,193	15,991
Current portion—note payable	39	41
Current portion—capital lease obligations	506	218

Total current liabilities	39,290	46,362
Note payable	5,208	5,172
Commitments and contingencies
Stockholders’ equity:
Preferred stock, Series A, $0.01 par value, 5,000,000 shares authorized; 400 and 0 shares issued as mandatorily redeemable preferred stock and outstanding, as of December 29, 2001 and September 28, 2002, respectively	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 37,673,808 and 38,793,480 shares issued as of December 29, 2001 and September 28, 2002, respectively; 37,672,598 and 38,732,270 shares outstanding as of December 29, 2001 and September 28, 2002, respectively	377	388
Additional paid in capital	277,628	285,437
Accumulated other comprehensive income	—	96
Accumulated deficit	(131,738)	(150,775)

	146,267	135,146
Less: Treasury stock, at par	—	1

Total stockholders’ equity	146,267	135,145

Total liabilities and stockholders’ equity	$190,765	$186,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2001	September 28, 2002	September 29, 2001	September 28, 2002
Revenues:
Net revenues from product sales	$17,140	$27,778	$50,158	$85,721
Service fee revenue	911	4,545	1,061	11,596

Net revenues	18,051	32,323	51,219	97,317
Cost of revenues from product sales	11,900	20,257	34,746	61,011

Gross profit	6,151	12,066	16,473	36,306

Operating expenses:
Sales and marketing, exclusive of $90, $154, $184 and $155 reported below as stock-based compensation, respectively	7,364	11,362	21,598	30,297
Product development, exclusive of $386, $0, $386 and $(44) reported below as stock-based compensation, respectively	2,259	3,317	6,713	8,720
General and administrative, exclusive of $7,121, $27, $8,397 and $(148) reported below as stock-based compensation, respectively	2,388	3,708	7,505	10,757
Stock-based compensation	7,597	181	8,967	(37)
Depreciation and amortization	1,792	2,585	4,962	6,692

Total operating expenses	21,400	21,153	49,745	56,429

Other (income) expense:
Other income	(100)	—	(400)	—
Gain on sale of assets	—	(379)	—	(379)
Interest expense	140	127	470	389
Interest income	(648)	(270)	(2,487)	(1,096)

Total other (income) expense	(608)	(522)	(2,417)	(1,086)

Net loss	$(14,641)	$(8,565)	$(30,855)	$(19,037)

Losses per share—basic and diluted:
Net loss	$(0.42)	$(0.22)	$(0.94)	$(0.49)

Weighted average shares outstanding—basic and diluted	34,747	38,769	32,892	38,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 29, 2001	September 28, 2002
Cash Flows from Operating Activities:
Net loss	$(30,855)	$(19,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,962	6,692
Stock-based compensation	8,967	(37)
Gain on sale of assets	—	(379)
Changes in operating assets and liabilities:
Accounts receivable, net	(364)	2,812
Inventory	1,622	(2,732)
Prepaid expenses and other current assets	(444)	(2,058)
Accounts payable and accrued expenses and other	(17,361)	(8,959)
Deferred revenue	4,101	7,287

Net cash used in operating activities	(29,372)	(16,411)

Cash Flows from Investing Activities:
Acquisition of property and equipment, net	(5,082)	(25,098)
Reductions to goodwill and other assets, net	299	868
Proceeds from sale of assets	—	1,195
Net cash paid for acquisition of Ashford	—	(8,772)
Purchases of marketable securities	—	(9,926)
(Purchases) sales of short-term investments	960	(33)

Net cash used in investing activities	(3,823)	(41,766)

Cash Flows from Financing Activities:
Repayments of capital lease obligations	(188)	(289)
Payment on revolving credit facility	—	(3,123)
Repayments of mortgage note	(25)	(33)
Purchases of treasury stock	(4)	(300)
Proceeds from sales of common stock	30,256	314
Proceeds from exercises of common stock options and warrants	3,388	1,363

Net cash provided by (used in) financing activities	33,427	(2,068)

Net increase (decrease) in cash and cash equivalents	232	(60,245)
Cash and cash equivalents, beginning of period	92,012	105,896

Cash and cash equivalents, end of period	$92,244	$45,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

GSI Commerce, Inc. (“GSI” or the “Company”), a Delaware corporation, develops and operates e-commerce businesses, including online retail stores and direct response television campaigns, for retailers, branded manufacturers, media companies, television networks and professional sports organizations. The Company currently derives virtually all of its revenues from sales of goods through its partners’ online stores and direct response television campaigns, toll-free telephone number sales, bulk sales, business-to-business and group sales and related outbound shipping charges, net of allowances for returns and discounts, as well as from fixed and variable fees earned in connection with the development and operation of its partners’ e-commerce businesses and the provision of marketing and other services. Each of the Company’s partners owns the URL address of its Web site. Based upon the terms of the agreements with its partners, the Company owns certain components of the Web sites and the partners own other components.

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

The accompanying financial information is unaudited; however, in the opinion of the Company’s management, all adjustments (consisting solely of normal recurring adjustments and accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods reported have been included. The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year.

This quarterly report should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements presented in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 4, 2002.

Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to those used in the current period.

NOTE 2—ACCOUNTING POLICIES

Marketable Securities:    Marketable securities, which consist of investments in debt securities, are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded in stockholders’ equity. The Company does not intend to hold its marketable securities for more than one year from the most recent balance sheet date and has therefore classified them as a current asset. Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income or loss. As of September 28, 2002, the Company recorded net unrealized gains on its marketable securities of $96,000.

Change in Useful Life of Property and Equipment:    During the three-month period ended March 31, 2001, the Company increased its estimate of the useful lives of its computer hardware and software from two years to four years. This change had the effect of decreasing the net loss for the three- and nine-month periods ended September 29, 2001 by $1.4 million, or $0.04 per share, and $4.3 million, or $0.13 per share, respectively, and for the three- and nine-month periods ended September 28, 2002 by $266,000, or $0.01 per share, and by $1.2 million, or $0.03 per share, respectively. The increase in estimated useful lives was based on the Company’s

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

then-current analysis of its historical operating experience, which indicated that the original estimate was no longer appropriate.

Change in Accounting for Goodwill and Certain Other Intangibles:    The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” as of July 1, 2001. The Company accounted for its acquisition of Ashford.com, Inc. (“Ashford”) under SFAS No. 141 (see Note 3).

Effective December 30, 2001, the Company adopted the provisions of SFAS, No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under an impairment-only approach, goodwill and certain intangibles are not amortized into results of operations, but instead reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. SFAS No. 142 requires the Company to complete a two-step impairment test of goodwill. The first step determines if an impairment exists and was required to be completed by June 29, 2002. The second step (if necessary) measures the impairment and is required to be completed by December 28, 2002. The Company completed the first step of the impairment test during the three-month period ended June 29, 2002 and found no instances of impairment of its recorded goodwill. Therefore, the second step of the impairment test is not necessary during fiscal 2002, unless future indicators of impairment are found. In addition, upon adoption of SFAS No. 142, the Company evaluated its goodwill and intangibles acquired prior to June 30, 2001 using the criteria in SFAS No. 141, and determined that no change in previously recognized goodwill was required.

The following is a reconciliation of reported net loss to net loss adjusted to reflect the impact of the discontinuance of the amortization of goodwill for the three- and nine-month periods ended September 29, 2001 and September 28, 2002:

	Three Months Ended		Nine Months Ended
	September 29, 2001	September 28, 2002	September 29, 2001	September 28, 2002
	(in thousands)		(in thousands)
Net loss:
Reported net loss	$(14,641)	$(8,565)	$(30,855)	$(19,037)
Goodwill amortization	178	—	529	—

Adjusted net loss	$(14,463)	$(8,565)	$(30,326)	$(19,037)

Losses per share—basic and diluted:
Reported net loss per share	$(0.42)	$(0.22)	$(0.94)	$(0.49)
Goodwill amortization	0.01	—	0.02	—

Adjusted losses per share—basic and diluted	$(0.41)	$(0.22)	$(0.92)	$(0.49)

Other Assets, Net:    Other assets, net consists primarily of deferred partner revenue share charges, resulting from the exercise of a right to receive 1,600,000 shares of the Company’s common stock in lieu of future cash partner revenue share payments. The 1,600,000 shares of GSI common stock issued are subject to restrictions, including the prohibition of the transfer of such shares. These restrictions lapse as to 10% of such shares on December 31, 2002 and as to an additional 10% of such shares on the last day of each quarter thereafter, becoming free of all such transfer restrictions on March 31, 2005. Deferred partner revenue share charges were $14.1 million and $13.6 million as of December 29, 2001 and September 28, 2002, respectively, and are being amortized as stock-based compensation expense as the partner revenue share expense is incurred. The partner

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revenue share expense incurred is based on actual revenues recognized in a given period and the imputed partner revenue share percentage, which is based on the value of the Company’s common stock that was issued upon exercise of the right. Stock-based compensation expense related to the amortization of deferred partner revenue share charges was $68,000 for the three- and nine month periods ended September 29, 2001, respectively, and $145,000 and $486,000 for the three- and nine-month periods ended September 28, 2002, respectively.

Other assets, net also consists of other intangibles acquired in connection with the Company’s acquisition of Ashford that have been recorded separate from Goodwill (see Note 3).

Service Fee Revenue:    The Company derives its service fee revenue from fixed and variable fees earned in connection with the development and operation of its partners’ e-commerce businesses and the provision of marketing and other services. The Company recognizes revenues from services provided when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. If the Company receives payments for services in advance, these amounts are deferred and then recognized over the service period. Costs relating to service fee revenue consist primarily of personnel and other costs associated with the Company’s engineering, production and creative departments which are included in product development expense, as well as fulfillment costs and personnel and other costs associated with its marketing and customer service departments which are included in sales and marketing expense.

Shipping and Handling Costs:    The Company defines shipping and handling costs as only those costs incurred for a third-party shipper to transport products to the customer and these costs are included in cost of revenues from product sales. In some instances, shipping and handling costs exceed shipping charges to the customer and are subsidized by the Company. Additionally, the Company selectively offers promotional free shipping whereby it ships merchandise to customers free of shipping and handling charges. The cost of promotional free shipping and subsidized shipping and handling was $99,000 and $933,000 for the three- and nine-month periods ended September 29, 2001, respectively, and $511,000 and $1.2 million for the three- and nine-month periods ended September 28, 2002, respectively, and was charged to sales and marketing expense.

Fulfillment Costs:    The Company defines fulfillment costs as personnel, occupancy and other costs associated with its Kentucky and Texas fulfillment centers, personnel and other costs associated with its logistical support and vendor operations departments and third-party warehouse and fulfillment services costs. Fulfillment costs were $2.1 million and $7.1 million for the three- and nine-month periods ended September 29, 2001, respectively, and $3.0 million and $8.0 million for the three- and nine-month periods ended September 28, 2002, respectively, and are included in sales and marketing expense.

NOTE 3—ACQUISITION

On March 14, 2002, the Company completed its acquisition of all of the outstanding common stock of Ashford pursuant to a definitive merger agreement executed on September 13, 2001. The Company’s primary reason for the acquisition was to extend its outsource business model into the jewelry, luxury goods and corporate gifts categories. The primary factors that contributed to recognition of goodwill were the reduction of the book value of Ashford’s net assets from the measurement date to the date the merger was completed, and the adjustment of Ashford’s inventory and certain liabilities to fair value.

As consideration for the purchase, the Company issued to the stockholders of Ashford $7.1 million and approximately 430,000 shares of the Company’s common stock valued at $6.9 million based on a value of $16.00 per share, which is the average closing price of the Company’s common stock for the period from September 6, 2001 to September 18, 2001.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquisition has been accounted for under SFAS No. 141 as a purchase, and the acquisition cost of $15.7 million has been allocated to the assets acquired and the liabilities assumed based upon estimates of their respective fair values. A total of $6.7 million, representing the excess of the purchase price over fair value of the net assets acquired, has been allocated to goodwill.

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

	September 28, 2002
	Gross Amount	Accumulated Amortization	Other Intangibles, net
	(in thousands)
Customer Base	$1,470	$(147)	$1,323
Trademarks	1,570	—	1,570

	$3,040	$(147)	$2,893

The customer base acquired has an estimated useful life of five years and amortization is provided using the straight-line method. The Company recognized amortization of $74,000 and $147,000 for the three- and nine-month periods ended September 28, 2002, respectively. The estimated amortization expense to be recognized for the acquired customer base is as follows:

Estimated Amortization Expense
(in thousands)
Three Months Ending December 28, 2002	$86
2003	294
2004	294
2005	294
2006	294
2007	61

$1,323

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

The Company’s consolidated results of operations incorporates Ashford’s results of operations commencing on the March 14, 2002 acquisition date.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The unaudited pro forma combined information below presents the combined results of operations of the Company as if the acquisition had occurred at the beginning of the respective periods presented. The unaudited pro forma combined information, based upon the historical consolidated financial statements of the Company and Ashford, is based on an acquisition cost of $15.7 million and assumes that an estimated $6.7 million of acquisition cost over the book value of Ashford’s net tangible assets is allocated to goodwill.

	Three Months Ended		Nine Months Ended
	September 29, 2001	September 28, 2002	September 29, 2001	September 28, 2002
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Revenues	$27,068	$32,323	$86,670	$103,854
Net loss	$(29,581)	$(8,565)	$(77,301)	$(24,710)
Net loss per share(1)	$(0.84)	$(0.22)	$(2.32)	$(0.64)

(1)
Net loss per share is calculated using the weighted average number of common shares outstanding, including the issuance of approximately 430,000 shares to stockholders of Ashford as if such event had occurred at the beginning of the respective periods presented.

The unaudited pro forma combined information is not necessarily indicative of the results of operations of the combined company had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

During the three-month period ended September 28, 2002, the Company completed the disposition of a division of Ashford Corporate Gifts, Inc., which is a subsidiary of Ashford. The Company received $1.2 million in cash proceeds and recognized a gain on the sale of assets of $379,000.

NOTE 4—MARKETABLE SECURITIES

Marketable securities, at estimated fair value, consist of the following as of September 28, 2002:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. government agency securities	$9,926	$98	$(2)	$10,022

The amortized cost and estimated fair value of investments in debt securities as of September 28, 2002, by contractual maturity, are as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due within one year	$6,922	$6,977
Due after one year through two years	3,004	3,045

	$9,926	$10,022

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—CHANGES IN STOCKHOLDERS’ EQUITY

The following table summarizes the changes in stockholders’ equity for the three-month periods ended September 29, 2001 and September 28, 2002:

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Comprehensive Loss	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars					Shares	Dollars
	(in thousands)
Consolidated balance at June 30, 2001	32,094	$321	$218,902	$(117,357)		$—	1	$—	$101,866
Net loss				(14,641)	$(14,641)				(14,641)
Net unrealized gains on available-for-sale securities					—	—			—

Comprehensive loss					$(14,641)

Issuance of common stock in lieu of future cash revenue share payments	1,600	16	14,400						14,416
Issuance of common stock to ITH, net of costs	3,000	30	29,970						30,000
Issuance of options and warrants to purchase common stock in exchange for services			7,532						7,532
Issuance of common stock upon exercise of options and warrants.	520	5	3,215						3,220
Contribution from stockholder			71						71

Consolidated balance at September 29, 2001	37,214	$372	$274,090	$(131,998)		$—	1	$—	$142,464

Consolidated balance at June 29, 2002	38,762	$388	$285,628	$(142,210)		$53	1	$—	$143,859
Net loss				(8,565)	$(8,565)				(8,565)
Net unrealized gains on available-for-sale securities					43	43			43

Comprehensive loss					$(8,522)

Issuance of options to purchase common stock in exchange for services			36						36
Issuance of common stock upon exercise of options	31	—	72						72
Purchases of treasury stock			(299)				60	(1)	(300)

Consolidated balance at September 28, 2002	38,793	$388	$285,437	$(150,775)		$96	61	$(1)	$135,145

NOTE 6—STOCK OPTIONS AND WARRANTS

The Company maintains incentive and non-incentive stock option plans for certain employees, directors and other persons (the “Plans”). Under the terms of the Plans, the Company may grant incentive and non-incentive options and restricted stock awards to purchase up to 8,092,571 shares of common stock to employees, directors, and others. The options vest at various times over periods ranging up to five years. The options, if not exercised, generally expire up to ten years after the date of grant, unless the optionee leaves the employ of or ceases to provide services to the Company. Stock appreciation rights (“SARs”) may be granted under the Plans either alone or in tandem with stock options. Generally, recipients of SARs are entitled to receive, upon exercise, cash or shares of common stock (valued at the then fair market value of the Company’s common stock) equal to such fair market value on the date of exercise minus such fair market value on the date of grant of the shares subject to the SAR, although certain other measurements also may be used. A SAR granted in tandem with a stock option is exercisable only if and to the extent that the option is exercised. No SARs have been granted to date under the Plans.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option activity for the three-month periods ended September 29, 2001 and September 28, 2002:

	Three Months Ended
	September 29, 2001		September 28, 2002
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Outstanding, beginning of period	5,712	$7.63	5,305	$8.51
Granted	530	8.88	233	6.18
Exercised	(499)	6.27	(32)	2.29
Cancelled	(95)	15.41	(131)	14.69

Outstanding, end of period	5,648	7.70	5,375	8.32

Exercisable, end of period	2,002	8.63	2,285	8.26

The following table summarizes the warrant activity for the three-month periods ended September 29, 2001 and September 28, 2002:

	Three Months Ended
	September 29, 2001		September 28, 2002
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Outstanding, beginning of period	7,318	$9.06	7,083	$9.25
Granted	777	10.14	—	—
Exercised	(20)	7.00	—	—
Cancelled	(2)	7.69	—	—

Outstanding, end of period	8,073	9.16	7,083	9.25

Exercisable, end of period	7,373	9.65	6,883	9.44

During the three-month period ended September 28, 2002, the Company granted to employees options to purchase an aggregate of 232,950 shares of the Company’s common stock at prices ranging from $5.01 to $6.20 per share. The weighted average fair value and the weighted average exercise price of the options granted with exercise prices at the then-current market prices of the underlying stock during the three-month period ended September 28, 2002 was $4.33 and $6.18 per share, respectively. For the three- and nine-month periods ended September 28, 2002, the Company recorded $36,000 of stock-based compensation expense, and a reduction of $576,000 in stock-based compensation expense, respectively, relating to options and restricted stock.

During the three-month period ended September 29, 2001, the Company granted to employees options to purchase an aggregate of 396,600 shares of the Company’s common stock at prices ranging from $1.00 to $15.00 per share and granted to directors options to purchase an aggregate of 133,750 shares of the Company’s common stock at prices ranging from $9.00 to $11.63 per share. The weighted average fair value and the weighted average exercise price of the options granted with exercise prices at the then-current market prices of the underlying stock during the three-month period ended September 29, 2001 was $5.34 and $9.44 per share, respectively. The

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

weighted average fair value and the weighted average exercise price of the options granted with exercise prices below the then-current market prices of the underlying stock during the three-month period ended September 29, 2001 was $11.03 and $1.00 per share, respectively. For the three- and nine-month periods ended September 29, 2001, the Company recorded $1.0 million and $2.3 million of stock-based compensation expense, respectively, relating to options and restricted stock.

During the three-month period ended September 29, 2001, the Company modified the vesting schedule of 32,500 options. Because these options were accelerated, they are subject to variable accounting. The Company recognized $66,000 of stock-based compensation expense relating to these modified options for each of the three- and nine-month periods ended September 29, 2001, which amounts are included in the amounts of stock-based compensation expense relating to options described above. The Company recognized $0 of stock-based compensation expense for each of the three- and nine-month periods ended September 28, 2002, and the amount of stock-based compensation expense to be recognized in future periods is $0 as there is no future vesting or service period for the modified options.

During the three-month period ended September 29, 2001, the Company granted to partners and consultants warrants to purchase an aggregate of 776,620 shares of the Company’s common stock at prices ranging from $6.00 to $17.15 per share. The weighted average fair value and the weighted average exercise price of the warrant granted with an exercise price at the then-current market price of the underlying stock during the three-month period ended September 29, 2001 was $9.97 and $13.84 per share, respectively. The weighted average fair value and the weighted average exercise price of the warrants granted with exercise prices below the then-current market prices of the underlying stock during the three-month period ended September 29, 2001 was $7.07 and $6.00 per share, respectively. For the three- and nine-month periods ended September 29, 2001, the Company recorded $6.5 million and $6.6 million of stock-based compensation expense, respectively, relating to warrants.

The following table summarizes information regarding options and warrants outstanding and exercisable as of September 28, 2002:

Range of Exercise Prices	Outstanding			Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$ 0.59–$ 6.00	3,186	7.43	$4.73	1,497	$4.77
$ 6.13–$ 8.15	3,233	4.66	7.76	2,479	8.02
$ 9.00–$10.00	4,492	2.70	9.91	4,379	9.93
$10.60–$24.69	1,531	6.29	15.87	799	15.37
$30.56–$74.54	16	3.80	38.11	14	37.64

$ 0.59–$74.54	12,458	4.86	8.84	9,168	9.13

As of September 28, 2002, 1,326,251 shares of common stock were available for future grants under the Plans.

The Company accounts for stock options granted to employees under the Plans in accordance with APB Opinion No. 25 and, therefore, recognizes compensation cost using the intrinsic method for those options. If compensation cost for such awards had been determined consistent with SFAS No. 123, the Company’s pro

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

forma net loss and losses per share for the three- and nine-month periods ended September 29, 2001 and September 28, 2002 would have been as follows:

	As Reported	Pro Forma
	(in thousands)
Three Months Ended September 29, 2001
Net loss	$(14,641)	$(17,042)

Losses per share—basic and diluted	$(0.42)	$(0.49)

Three Months Ended September 28, 2002
Net loss	$(8,565)	$(10,211)

Losses per share—basic and diluted	$(0.22)	$(0.26)

Nine Months Ended September 29, 2001
Net loss	$(30,855)	$(37,489)

Losses per share—basic and diluted	$(0.94)	$(1.14)

Nine Months Ended September 28, 2002
Net loss	$(19,037)	$(24,102)

Losses per share—basic and diluted	$(0.49)	$(0.63)

The fair value of options granted under the Plans during the three-month periods ended September 29, 2001 and September 28, 2002 were estimated on the date of grant using the Black-Scholes multiple option pricing model, with the following weighted average assumptions:

Assumption	Three Months Ended
	September 29, 2001	September 28, 2002
Dividend yield	None	None
Expected volatility	100.00%	103.00%
Average risk free interest rate	3.33%	2.63%
Average expected lives	2.38 years	4.02 years

No warrants were granted or issued by the Company during the three-month period ended September 28, 2002. The fair value of warrants granted and issued during the three-month period ended September 29, 2001 were estimated on the date of grant using the Black-Scholes multiple option pricing model, with the following weighted average assumptions:

Assumption	Three Months Ended September 29, 2001
Dividend yield	None
Expected volatility	90.00%
Average risk free interest rate	4.57%-4.81%
Average expected lives	5.00 years

NOTE 7—LOSSES PER SHARE

Losses per share for all periods have been computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic and diluted losses per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Outstanding common stock options and warrants have been excluded from the calculation of diluted losses per share because their effect would be antidilutive.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts used in calculating losses per share data are as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2001	September 28, 2002	September 29, 2001	September 28, 2002
	(in thousands)		(in thousands)
Net loss	$(14,641)	$(8,565)	$(30,855)	$(19,037)

Weighted average shares outstanding—basic and diluted	34,747	38,769	32,892	38,497

Outstanding common stock options having no dilutive effect	5,648	5,375	5,648	5,375

Outstanding common stock warrants having no dilutive effect	8,073	7,083	8,073	7,083

NOTE 8—COMPREHENSIVE LOSS

The following table summarizes the components of comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 29, 2001	September 28, 2002	September 29, 2001	September 28, 2002
	(in thousands)		(in thousands)
Net loss	$(14,641)	$(8,565)	$(30,855)	$(19,037)
Other comprehensive income:
Net unrealized gains on available-for-sale securities	—	43	—	96

Other comprehensive income	—	43	—	96

Comprehensive loss	$(14,641)	$(8,522)	$(30,855)	$(18,941)

NOTE 9—SIGNIFICANT TRANSACTIONS/CONCENTRATIONS OF CREDIT RISK

Net revenues included $0 and $412,000 for the three- and nine-month periods ended September 29, 2001, respectively, and $310,000 and $2.5 million for the three- and nine-month periods ended September 28, 2002, respectively, related to bulk sales to one entity. As of September 28, 2002, the amount included in accounts receivable related to these bulk sales was $2.4 million.

Net revenues included $4.6 million and $6.4 million for the three- and nine-month periods ended September 29, 2001, respectively, and $0 and $8.3 million for the three- and nine-month periods ended September 28, 2002, respectively, from sales of one of the Company’s partner’s products sold primarily through its direct response television campaigns in addition to Web site and toll-free number sales. As of September 28, 2002, the amount included in accounts receivable related to these sales was $0.

As of September 28, 2002, the Company had $5.5 million of operating cash and $50.2 million of cash equivalents and marketable securities invested with four financial institutions, which are potentially subject to credit risk. The composition of these investments are regularly monitored by management of the Company.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Concluded)

NOTE 10—COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved in various litigation relating to its business, including litigation relating to Ashford. The Company believes that the disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Employment Agreements

As of September 28, 2002, the Company had employment agreements with several of its employees for an aggregate annual base salary of $2.4 million plus bonuses and increases in accordance with the terms of the agreements. Remaining terms of such contracts range from one to four years.

Advertising and Media Agreements

As of September 28, 2002, the Company was contractually committed for the purchase of future advertising totaling approximately $175,000 through the fiscal year ending December 28, 2002. The expense related to these commitments will be recognized in accordance with the Company’s accounting policy related to advertising.

Partner Revenue Share Payments

As of September 28, 2002, the Company was contractually committed to minimum cash revenue share payments of $375,000 per fiscal quarter through July, 2011 and annual minimum cash revenue share payments of $150,000 in February, 2003, $200,000 in February, 2004 and $250,000 in February, 2005.

NOTE 11—SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Nine Months Ended
	September 29, 2001	September 28, 2002
	(in thousands)
Cash paid during the period for interest	$470	$389
Acquisition of Ashford:
Fair value of assets acquired (including goodwill)	$—	$28,070
Liabilities assumed	—	(12,337)
Stock issued	—	(6,961)

Cash paid	—	8,772
Cash acquired	—	—

Net cash paid for acquisition of Ashford	$—	$8,772

Noncash Investing and Financing Activities:
Net unrealized gains on available-for-sale securities	$—	$96
Issuance of common stock upon exercises of options granted to employees of the discontinued operations	$—	$4

NOTE 12—RELATED PARTY TRANSACTIONS

The Company has entered into a strategic alliance to provide procurement and fulfillment services for QVC, Inc., which along with its majority stockholder, Comcast Corporation, owns Interactive Technology Holdings, LLC, which is a major stockholder of the Company. The Company recognized net revenues of $187,000 and $839,000 on sales to this related party for the three- and nine-month periods ended September 29, 2001, respectively, and $431,000 and $897,000 for the three- and nine-month periods ended September 28, 2002, respectively. The terms of these sales are comparable to those with other partners of the Company. As of September 28, 2002, the amount included in accounts receivable as a result of these sales was $202,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “plan”, “will”, “would”, “should”, “guidance”, “potential”, “continue”, “project”, “forecast” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, consumer spending, the stock market and the industries in which we operate, changes affecting the Internet, online retailing and direct response marketing, our ability to maintain relationships with strategic partners and suppliers, our ability to timely and successfully develop, maintain and protect our technology and product and service offerings and execute operationally, our ability to attract and retain qualified personnel and our ability to successfully launch new businesses and integrate our acquisitions of other businesses, including our recent acquisition of Ashford. More information about potential factors that could affect us are described under the heading “Risk Factors.” We expressly disclaim any intent or obligation to update these forward-looking statements, except as otherwise specifically stated by us.

Overview

We develop and operate e-commerce businesses, including online retail stores and direct response television campaigns, for retailers, branded manufacturers, media companies, television networks and professional sports organizations. We enable our partners to capitalize on their existing brands to exploit e-commerce opportunities. We customize the design of our partners’ e-commerce businesses with a broad range of characteristics that includes differentiated user interfaces on partners’ Web sites, partner-specific content, an extensive electronic catalog of product descriptions and images, partner specific products for direct response television campaigns and partner specific customer service and fulfillment. We currently derive virtually all of our revenues from the sale of goods through our partners’ online stores and direct response television campaigns, toll-free telephone number sales, bulk sales, business-to-business and group sales and related outbound shipping charges, net of allowances for returns and discounts, as well as from fixed and variable fees earned in connection with the development and operation of our partners’ e-commerce businesses and the provision of marketing and other services.

Financial Presentation

Our financial statements present:

•
net revenues from product sales, which are derived from sales of goods through our partners’ online stores and direct response television campaigns, toll-free telephone number sales, bulk sales, business-to-business and group sales and related outbound shipping charges, net of allowances for returns and discounts. Net revenues from product sales include the revenues of Ashford from March 14, 2002, the date our acquisition of Ashford was completed.

•
service fee revenue, which is derived from fixed and variable fees earned in connection with the development and operation of our partners’ e-commerce businesses and the provision of marketing and other services.

•
cost of revenues from product sales, which includes the cost of products sold and inbound freight related to these products, as well as outbound shipping and handling costs, other than those related to promotional free shipping and subsidized shipping and handling which are included in sales and marketing expense.

•
sales and marketing expenses, which include advertising and promotional expenses, including promotional free shipping and subsidized shipping and handling costs, online marketing fees, commissions to affiliates, fulfillment costs, customer service costs, credit card fees, merchandising costs and payroll and related expenses. These expenses also include partner revenue share charges, which are royalty payments made to our partners in exchange for the use of their brands, the promotion of our partners’ URLs, Web sites and toll-free telephone numbers in their marketing and communications materials, the implementation of programs to provide incentives to customers to shop through the e-commerce businesses that we operate for our partners and other programs and services provided to the customers of the e-commerce businesses that we operate for our partners.

•
product development expenses, which consist primarily of expenses associated with planning, maintaining and operating our partners’ e-commerce businesses and payroll and related expenses for engineering, production, creative and management information systems.

•
general and administrative expenses, which consist primarily of payroll and related expenses associated with executive, finance, human resources, legal and administrative personnel, as well as bad debt expense and occupancy costs for our headquarters and other offices.

•
stock-based compensation expense, which consists of the amortization of deferred compensation expense for options granted to employees and certain non-employees, the value of the options or warrants granted to certain partners and investors and amortization of deferred partner revenue share charges.

•
depreciation and amortization expenses, which relate primarily to the depreciation of our corporate headquarters and Kentucky fulfillment center, the depreciation and amortization of the capitalized costs for our purchased and internally developed technology, hardware and software and the depreciation of improvements, furniture and fixtures at our corporate headquarters and our fulfillment and call centers.

•
other income and expense, which consists primarily of interest income earned on cash, cash equivalents, short-term investments and marketable securities, interest expense paid primarily in connection with the mortgage on our corporate headquarters, interest expense on capital leases, income earned pursuant to the terms of a lease termination agreement and a gain on the sale of assets relating to the disposition of a division.

Results of Operations

Comparison of the three- and nine-month periods ended September 28, 2002 and September 29, 2001

Net Revenues From Product Sales.    Net revenues from product sales increased $10.7 million from $17.1 million for the three-month period ended September 29, 2001 to $27.8 million for the three-month period ended September 28, 2002. Of this increase, $6.1 million was due to the net addition of online retail stores that were not operated for the entirety of both periods, $4.1 million was due to an increase in sales from our company owned online stores and $3.0 million was due to sales from partners’ online retail stores that were operated for the entirety of both periods, offset, in part, by a $2.5 million decrease in sales through direct response television campaigns primarily from the sale of one of our partner’s products. Net revenues from product sales increased $35.5 million from $50.2 million for the nine-month period ended September 29, 2001 to $85.7 million for the nine-month period ended September 28, 2002. Of this increase, $13.9 million was due to the net addition of online retail stores that were not operated for the entirety of both periods, $7.3 million was due to an increase in sales from our company owned online stores, $6.3 million was due to an increase in sales through direct response television campaigns primarily from the sale of one of our partner’s products, $6.3 million was due to sales from partners’ online retail stores that were operated for the entirety of both periods and $1.7 million was due to an increase in bulk sales.

Service Fee Revenue.    Service fee revenue increased $3.6 million from $911,000 for the three-month period ended September 29, 2001 to $4.5 million for the three-month period ended September 28, 2002 and increased $10.5 million from $1.1 million for the nine-month period ended September 29, 2001 to $11.6 million for the nine-month period ended September 28, 2002. These increases for the three- and nine-month periods ended September 28, 2002 compared to the comparable periods in fiscal 2001 were due to increases of $1.4 million and $6.3 million, respectively, in fees related to partners for which we operated e-commerce businesses in both periods, and increases of $2.2 million and $5.3 million, respectively, in fees related to new partners added in the second quarter of fiscal 2002.

Cost of Revenues From Product Sales.    We had cost of revenues from product sales of $20.3 million and $11.9 million for the three-month periods ended September 28, 2002 and September 29, 2001, respectively. As a percentage of net revenues from product sales, cost of revenues from product sales was 72.9% and 69.4% for the three-month periods ended September 28, 2002 and September 29, 2001, respectively. The increase in cost of revenues from product sales as a percentage of net revenues from product sales for the three-month period ended September 28, 2002 compared to the comparable period in fiscal 2001 was due primarily to decreased sales through direct response television campaigns primarily from the sale of one of our partner’s products which had higher margins in the comparable period in fiscal 2001, sales in new product categories, which have lower margins, representing a greater percentage of product sales and additional markdowns on excess slow-moving inventory. We had cost of revenues from product sales of $61.0 million and $34.7 million for the nine-month periods ended September 28, 2002 and September 29, 2001, respectively. As a percentage of net revenues from product sales, cost of revenues from product sales was 71.2% and 69.3% for the nine-month periods ended September 28, 2002 and September 29, 2001, respectively. The increase in cost of revenues from product sales as a percentage of net revenues from product sales for the nine-month period ended September 28, 2002 compared to the comparable period in fiscal 2001 was due primarily to lower margins on increased sales through direct response television campaigns primarily from the sale of one of our partner’s products for the nine-month period ended September 28, 2002, sales in new product categories, which have lower margins, representing a greater percentage of product sales and lower margins associated with a bulk sale in the nine-month period ended September 28, 2002.

Gross Profit.    We had gross profit of $12.1 million and $36.3 million for the three- and nine-month periods ended September 28, 2002 and $6.2 million and $16.5 million for the three- and nine-month periods ended September 29, 2001, respectively. As a percentage of net revenues, gross profit was 37.3% for the three- and nine-month periods ended September 28, 2002 and 34.1% and 32.2% for the three- and nine-month periods ended September 29, 2001, respectively. The increases in gross profit dollars and gross profit percentage for the three- and nine-month periods ended September 28, 2002 compared to the comparable periods in fiscal 2001 were due primarily to increases of $3.6 million and $10.5 million in service fee revenue for the three- and nine-month periods ended September 28, 2002, respectively.

Sales and Marketing Expenses.    Sales and marketing expenses increased $4.0 million from $7.4 million for the three-month period ended September 29, 2001 to $11.4 million the three-month period ended September 28, 2002. This increase was primarily due to a $3.2 million increase in personnel and related costs, of which $2.4 million was attributable to our merchandising, marketing and customer service departments and $674,000 was attributable to our fulfillment operations, a $453,000 increase in credit card fees, a $412,000 increase in subsidized shipping and handling costs and a $237,000 increase in occupancy costs, offset, in part, by a $960,000 decrease in advertising costs. Sales and marketing expenses increased $8.7 million from $21.6 million for the nine-month period ended September 29, 2001 to $30.3 million the nine-month period ended September 28, 2002. This increase was primarily due to a $5.8 million increase in personnel and related costs, of which $4.7 million was attributable to our merchandising, marketing and customer service departments and $869,000 was attributable to our fulfillment operations, a $1.1 million increase in partner revenue share charges due to increased sales volume primarily related to one of our direct response television campaign partners, a $1.0 million increase in credit card fees, a $505,000 increase in occupancy costs and a $225,000 increase in subsidized shipping and handling costs, offset, in part, by a $205,000 decrease in professional fees and a $193,000 decrease in advertising costs.

Product Development Expenses.    Product development expenses increased $1.0 million from $2.3 million for the three-month period ended September 29, 2001 to $3.3 million for the three-month period ended September 28, 2002. This increase was primarily due to a $717,000 increase in equipment and software maintenance costs related to the increased number of e-commerce businesses that we operated and maintained, a

$178,000 increase in personnel and related costs and a $137,000 increase in communication costs, offset, in part, by a $77,000 decrease in costs related to our use of temporary technical professionals. Product development expenses increased $2.0 million from $6.7 million for the nine-month period ended September 29, 2001 to $8.7 million for the nine-month period ended September 29, 2001. This increase was primarily due to a $1.3 million increase in equipment and software maintenance costs related to the increased number of e-commerce businesses that we operated and maintained, a $212,000 increase in communication costs, a $189,000 increase in occupancy costs and a $175,000 increase related to the closing of our West Coast technology services office.

General and Administrative Expenses.    General and administrative expenses increased $1.3 million from $2.4 million for the three-month period ended September 29, 2001 to $3.7 million for the three-month period ended September 28, 2002. This increase was primarily due to a $599,000 increase in personnel costs, a $375,000 increase in bad debt and chargeback activity related to increased sales activity through our partners’ online stores, a $141,000 increase in insurance related expenses and other administrative costs and a $122,000 increase in legal and other professional fees. General and administrative expenses increased $3.3 million from $7.5 million for the nine-month period ended September 29, 2001 to $10.8 million for the nine-month period ended September 28, 2002. This increase was primarily due to a $1.2 million increase in bad debt and chargeback activity primarily as a result of higher direct response television campaign activity and its associated higher bad debt rate and, to a lesser extent, higher chargeback activity related to increased sales activity through our partners’ online stores, a $749,000 increase in personnel costs, a $683,000 increase in insurance related expenses and other administrative costs and a $454,000 increase in legal and other professional fees.

Stock-Based Compensation Expense.    Stock-based compensation expense decreased $7.4 million from $7.6 million for the three-month period ended September 29, 2001 to $181,000 for the three-month period ended September 28, 2002. This decrease was primarily due to a decrease of $6.5 million in charges related to the issuance of warrants during the three-month period ended September 29, 2001, a decrease of $512,000 in charges related to options subject to variable accounting and a decrease of $388,000 in charges related to the issuance of options granted during the three-month period ended September 29, 2001 with exercise prices below the then-current market prices of the underlying stock. Stock-based compensation expense decreased $9.0 million from $9.0 million for the nine-month period ended September 29, 2001, to $(37,000) for the nine-month period ended September 28, 2002. This decrease was primarily due to a decrease of $6.6 million in charges related to the issuance of warrants during the nine-month period ended September 29, 2001, a decrease of $2.0 million in charges related to options subject to variable accounting and a decrease of $388,000 in charges related to the issuance of options granted during the nine-month period ended September 29, 2001 with exercise prices below the then-current market prices of the underlying stock, offset, in part, by an increase of $418,000 related to the amortization of deferred partner revenue share charges. As of September 28, 2002, we had an aggregate of $1.4 million of deferred stock-based compensation remaining to be amortized. We had stock-based compensation expense related to the amortization of deferred partner revenue share charges of $145,000 and $486,000 for the three- and nine-month periods ended September 28, 2002, respectively, and $68,000 for the three- and nine-month periods ended September 29, 2001, respectively.

Depreciation and Amortization Expenses.    Depreciation and amortization expenses increased $800,000 from $1.8 million for the three-month period ended September 29, 2001 to $2.6 million for the three-month period ended September 28, 2002. The increase in depreciation and amortization expenses was due primarily to a $656,000 increase in depreciation expense related to the purchase of our Kentucky fulfillment center and the assets purchased to build, manage and operate our e-commerce business and a $322,000 increase in depreciation and amortization related to assets acquired from Ashford, offset, in part, by a $178,000 decrease in amortization of goodwill related to our acquisition of Fogdog, Inc. The decrease in amortization was due to the discontinuance of amortization of goodwill in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets.” Depreciation and amortization expenses increased $1.7 million from $5.0 million for the nine-month period ended September 29, 2001 to $6.7 million for the nine-month period ended September 28, 2002. The increase in depreciation and amortization expenses was due to an $1.5 million increase in depreciation expense related to our corporate headquarters, our Kentucky fulfillment center and the assets purchased to build, manage and operate our e-commerce business and a $748,000 increase in depreciation and amortization related to assets acquired from Ashford, offset, in part, by a $529,000 decrease in amortization of goodwill associated with our acquisition of Fogdog.

Other Income.    We had other income of $0 for the three- and nine-month periods ended September 28, 2002, respectively, and $100,000 and $400,000 for the three- and nine-month periods ended September 29, 2001, respectively. This income related to fees earned pursuant to the terms of a lease termination agreement.

Gain on Sale of Assets.    We had a gain on sale of assets of $379,000 for the three- and nine-month periods ended September 28, 2002, respectively, and $0 for the three- and nine-month periods ended September 29, 2001, respectively. This gain related to the disposition of a division of Ashford Corporate Gifts, Inc., which is a subsidiary of Ashford.

Interest (Income) Expense.    We had interest income of $270,000 and interest expense of $127,000 for the three-month period ended September 28, 2002 compared to interest income of $648,000 and interest expense of $140,000 for the three-month period ended September 29, 2001. The decrease in interest income of $378,000 was due to lower interest rates and lower average balances of cash, cash equivalents, short-term investments and marketable securities during the three-month period ended September 28, 2002 compared to the three-month period ended September 29, 2001. We had interest income of $1.1 million and interest expense of $389,000 for the nine-month period ended September 28, 2002 compared to interest income of $2.5 million and interest expense of $470,000 for the nine-month period ended September 29, 2001. The decrease in interest income of $1.4 million was due to lower interest rates and lower average balances of cash, cash equivalents, short-term investments and marketable securities during the nine-month period ended September 28, 2002 compared to the nine-month period ended September 29, 2001.

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

Certain Related Party Transactions

We have entered into a strategic alliance to provide procurement and fulfillment services for QVC, Inc., which along with its majority stockholder, Comcast Corporation, owns Interactive Technology Holdings, LLC, which is one of our major stockholders. We recognized net revenues of $187,000 and $839,000 on sales to this related party for the three- and nine-month periods ended September 29, 2001, respectively, and $431,000 and $897,000 for the three- and nine-month periods ended September 28, 2002, respectively. The terms of these sales are comparable to those with our other partners, and the amount included in accounts receivable as a result of these sales was $202,000 as of September 28, 2002.

Liquidity and Capital Resources

Our principal source of liquidity is our cash and cash equivalents and marketable securities. Our cash and cash equivalents and marketable securities balances totaled $55.7 million and $105.9 million as of September 28, 2002 and December 29, 2001, respectively.

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

We have incurred substantial costs to develop our e-commerce businesses and to recruit, train and compensate personnel for our creative, engineering, business development, marketing, merchandising, customer service, management information systems and administrative departments. In addition, during fiscal 2000, we invested in the required technology, equipment and personnel to make our Kentucky fulfillment center fully operational, and in April 2002, we purchased for $8.8 million in cash our Kentucky fulfillment center, which we had previously leased. During the third quarter of fiscal 2002, we also spent approximately $5.9 million on continued upgrades to our technology infrastructure, approximately $2.6 million on the expansion of our Kentucky fulfillment center and approximately $1.2 million to acquire certain assets of and enhance a 500-seat call center in Melbourne, Florida to expand our customer service capabilities. We expect capital expenditures for the remainder of fiscal 2002 to be between $4.0 million and $6.0 million as we continue to enhance and upgrade our technology infrastructure. As of September 28, 2002, we had cash and cash equivalents and marketable securities of $55.7 million, working capital of $53.7 million and an accumulated deficit of $150.8 million.

We used approximately $16.4 million and $29.4 million in net cash for operating activities during the nine-month periods ended September 28, 2002 and September 29, 2001, respectively. Net cash used for operating activities during the nine-month period ended September 28, 2002 was primarily the result of net losses and changes in stock-based compensation, a gain on the sale of assets, inventory, prepaid expenses and other current assets, accounts payable and accrued expenses and other, offset, in part, by changes in accounts receivable, deferred revenue and depreciation and amortization. Net cash used for operating activities during the nine-month period ended September 29, 2001 was primarily the result of net losses and changes in accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other, offset, in part, by changes in inventory, deferred revenue, stock-based compensation and depreciation and amortization.

Our investing activities during the nine-month period ended September 28, 2002 consisted primarily of capital expenditures of $25.1 million. During the nine-month period ended September 28, 2002, we also purchased $9.9 million of marketable securities, spent $8.8 million for the acquisition of Ashford including acquisition costs and received $1.2 million in gross proceeds from the sale of assets. During the nine-month period ended September 29, 2001, we made capital expenditures of $5.1 million and received $960,000 in gross proceeds from sales of short-term investments.

Our financing activities during the nine-month period ended September 28, 2002 consisted primarily of a $3.1 million repayment of a revolving credit facility with Congress Financial Corporation, a unit of First Union National Bank, that had been maintained by Ashford prior to our acquisition of Ashford. Also during the nine-month period ended September 28, 2002, we repurchased 60,000 shares of our common stock for an aggregate purchase price of $300,000. During the nine-month period ended September 29, 2001, we received $30.0 million in cash proceeds from the sale of shares of our common stock to Interactive Technology Holdings, LLC.

We had the following commitments as of September 28, 2002 with respect to our debt obligations, lease obligations, employment agreements, advertising and media agreements and partner revenue share payment obligations.

	Three Months Ending December 28, 2002	Fiscal Year
		2003	2004	2005	2006	Thereafter	Total
	(in thousands)
Mortgage principal	$10	$42	$44	$50	$54	$5,018	$5,218
Mortgage interest	112	447	444	439	435	1,446	3,323
Capital leases	212	—	—	—	—	—	212
Operating leases	505	811	312	316	259	929	3,132
Employment agreements	609	2,459	1,795	983	525	—	6,371
Advertising and media agreements	175	—	—	—	—	—	175
Partner revenue share payments	375	1,650	1,700	1,750	1,500	6,750	13,725

Total commitments	$1,998	$5,409	$4,295	$3,538	$2,773	$14,143	$32,156

To date, we have financed our e-commerce operations primarily from the sale of equity securities. Management expects that our current cash and the collection of accounts receivable will be sufficient to meet our anticipated cash needs for the foreseeable future. While in the fourth quarter of 2001 we realized income from continuing operations of $260,000 and income from continuing operations, excluding non-cash charges for stock based compensation and depreciation and amortization, of $3.3 million, we do not expect to realize income from continuing operations in fiscal 2002. In order to fund our anticipated operating expenses and realize income from continuing operations, our revenues must increase significantly. If cash flows are insufficient to fund these expenses, we may need to raise additional funds in future periods through public or private debt or equity financings or other arrangements to fund our operations until we achieve profitability. Failure to raise future capital when needed could seriously harm our business and operating results. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders would be reduced to the extent they did not participate in that financing. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

Seasonality

We have experienced and expect to continue to experience seasonal fluctuations in our revenues. These seasonal patterns will cause quarterly fluctuations in our operating results. In particular, the fourth fiscal quarter has accounted for and is expected to continue to account for a disproportionate percentage of our total annual revenues. We believe that results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year.

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

All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “plan”, “will”, “would”, “should”, “guidance”, “potential”, “continue”, “project”, “forecast” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, consumer spending, the stock market and the industries in which we operate, changes affecting the Internet, online retailing and direct response marketing, our ability to maintain relationships with strategic partners and suppliers, our ability to timely and successfully develop, maintain and protect our technology and product and service offerings and execute operationally, our ability to attract and retain qualified personnel and our ability to successfully launch new businesses and integrate our acquisitions of other businesses, including our recent acquisition of Ashford. More information about potential factors that could affect us is included below. We expressly disclaim any intent or obligation to update these forward-looking statements, except as otherwise specifically stated by GSI.

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

We incurred substantial losses in fiscal 1999, fiscal 2000 and fiscal 2001, and as of September 28, 2002, we had an accumulated deficit of $150.8 million. Except for the fourth quarter of fiscal 2001, we have not achieved profitability from our continuing operations, and we do not expect to achieve profitability in fiscal 2002. We may not obtain enough customer traffic or viewers or a high enough volume of purchases from the e-commerce businesses that we operate to generate sufficient revenues to achieve profitability. We could continue to incur operating and net losses. There can be no assurances that we will be able to achieve profitability from our continuing operations.

We will continue to incur significant operating expenses and capital expenditures as we:

•	enhance our distribution and order fulfillment capabilities;

•	further improve our order processing systems and capabilities;

•	develop enhanced technologies and features to improve our partners’ e-commerce businesses;

•	enhance our customer service capabilities to better serve customers’ needs;

•	increase our general and administrative functions to support our growing operations; and

•	continue our business development, sales and marketing activities.

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

We have an e-commerce agreement with Bluelight.com, a subsidiary of Kmart, pursuant to which we operate the Bluelight.com Web site. Kmart’s recent bankruptcy filing may mean that we may not realize all of the economic benefits of that agreement.

Kmart, as well as Bluelight.com, has been operating in bankruptcy since January 2002. The bankruptcy court has permitted Bluelight.com to pay us all amounts due prior to the bankruptcy filing and to continue business as usual with us. While Bluelight.com has paid us all amounts owed to us since the bankruptcy filing, we have agreed to extend certain payments from Bluelight.com to us by three months. Bluelight.com may cease making future payments and/or reject its agreement with us, thereby terminating our relationship with Bluelight.com. If Bluelight.com ceases making payments, rejects the e-commerce agreement or does not emerge from bankruptcy, we will not realize all of the economic benefits of that agreement.

We enter into contracts with our partners. Some of these partners’ online retail stores account for a significant portion of our revenue. If we do not maintain good working relationships with our partners or perform as required under these agreements, it could adversely affect our business. Additionally, if our partners terminate their contracts with us, it could negatively affect our business.

The contracts with our partners establish new and complex relationships between our partners and us. We spend a significant amount of time and effort to maintain our relationships with our partners and address the issues that from time to time may arise from these new and complex relationships. For fiscal 2001, sales to customers through one of our partner’s e-commerce business accounted for 25% of our revenue, sales to customers through another of our partner’s e-commerce business accounted for 19% of our revenue and sales through our top five partners’ e-commerce businesses accounted for 62% of our revenue. For fiscal 2000, sales to customers through one of our partner’s e-commerce business accounted for 45% of our revenue, sales to customers through another of our partner’s e-commerce business accounted for 20% of our revenue and sales to customers through our top three partners’ e-commerce businesses accounted for 71% of our revenue. If we do not maintain a good working relationship with our partners or perform as required under these agreements, our partners could seek to terminate the agreements prior to the end of the term or they could decide not to renew the contracts at the end of the term. This could adversely affect our business, financial condition and results of operations. Moreover, our partners could decide not to renew these contracts for reasons not related to our performance.

Our operating results are difficult to predict. If we fail to meet the expectations of public market analysts and investors, the market price of our common stock may decline significantly.

Our annual and quarterly operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Because our operating results may be volatile and difficult to predict, quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance. In July 2002, we revised our guidance to reflect lower operating results than we had previously disclosed. In some future quarter, our operating results may also fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock likely will decline significantly.

Factors that may harm our business or cause our operating results to fluctuate include the following:

•	our inability to retain existing partners or to obtain new partners;

•	lower than expected performance of one or more of our partner’s e-commerce business;

•	our inability to obtain new customers at a reasonable cost, retain existing customers or encourage repeat purchases;

•
decreases in the number of visitors to or viewers of the online retail stores and direct response television campaigns operated by us or the inability to convert these visitors and viewers into customers;

•	our failure to offer an appealing mix of products;

•	our inability to adequately maintain, upgrade and develop our partners’ Web sites or the technology and systems we use to process customers’ orders and payments;

•	the ability of our competitors to offer new or superior e-commerce businesses, services or products;

•	price competition that results in lower profit margins or losses;

•	our inability to obtain or develop specific products or brands or unwillingness of vendors to sell their products to us;

•	unanticipated fluctuations in the amount of consumer spending on various products that we sell, which tend to be discretionary spending items;

•	increases in the cost of advertising;

•	increases in the amount and timing of operating costs and capital expenditures relating to expansion of our operations;

•	unexpected increases in shipping costs or delivery times, particularly during the holiday season;

•	technical difficulties, system security breaches, system downtime or Internet slowdowns;

•	seasonality;

•	our inability to manage inventory levels or control inventory theft;

•	our inability to manage distribution operations or provide adequate levels of customer service;

•	an increase in the level of our product returns;

•	government regulations related to the Internet, online retailing or direct response marketing, which could increase the costs associated with operating our businesses; and

•
unfavorable economic conditions specific to the Internet, online retailing, direct response marketing or the industries in which we operate, which could reduce demand for the products sold through the businesses operated by us.

Seasonal fluctuations in sales could cause wide fluctuations in our quarterly results.

We have experienced and expect to continue to experience seasonal fluctuations in our revenues. These seasonal patterns have caused and will cause quarterly fluctuations in our operating results. In particular, our fourth fiscal quarter has accounted for and is expected to continue to account for a disproportionate percentage of our total annual revenues. In anticipation of increased sales activity during our fourth fiscal quarter, we may hire a significant number of temporary employees to supplement our permanent staff and significantly increase our inventory levels. For this reason, if our revenues were below seasonal expectations during the fourth fiscal quarter, our operating results could be below the expectations of securities analysts and investors.

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

We primarily purchase the products we offer directly from the manufacturers of the products. If we are unable to develop and maintain relationships with these manufacturers, we may be unable to obtain or continue to carry a sufficient assortment and quantity of quality merchandise on acceptable commercial terms and our business could be adversely impacted. We do not have written contracts with many of our manufacturers. In addition, during fiscal 2001, we purchased 23% and 16% of the total amount of inventory we purchased during fiscal 2001 from two manufacturers. Manufacturers could stop selling products to us and may ask us to remove their products or logos from our partners’ Web sites. In some circumstances, our partners purchase products directly from manufacturers for sale on their Web sites. If our partners or we are unable to obtain products directly from manufacturers, especially popular brand manufacturers, we may not be able to obtain the same or comparable merchandise in a timely manner or on acceptable commercial terms. For example, we currently are not authorized to offer some popular brands of sporting goods, such as Nike. There can be no assurance that we will be able to offer these brands in the future or that we will continue to be able to offer brands we currently offer. If we are unable to offer a sufficient assortment and quantity of quality products at acceptable prices, we may lose sales and market share.

We may not be successful in finding, developing and marketing products that consumers of the direct response television campaigns we operate will want to purchase.

For the direct response television campaigns we operate, our success depends on our ability to select products that consumers will want to purchase. We promote these products on our partners’ Web sites as well as through direct response television programming. If we do not select products that consumers want to purchase, this could result in lost opportunities which could reduce sales.

We may be unable to source product for direct response television campaigns on favorable terms. Additionally, the products we are able to source may not be profitable.

For direct response television campaigns, our financial performance depends on our ability to develop products or acquire the rights to products that will be appealing to consumers. We select products based on management’s retail experience. We may not be successful in finding, developing and marketing products that consumers will want to purchase. Any failure to meet consumers’ desires could result in lost opportunities and excess inventory which could reduce our revenues. Additionally, we may select products that are not profitable which could result in lower margins.

Capacity constraints or system failures could materially and adversely affect our business, results of operations and financial condition.

Any system failure, including network, telecommunications, software or hardware failure, that causes interruption of the availability of our partners’ online retail stores or direct response television campaigns could result in decreased usage of these stores or access to these campaigns. If these failures are sustained or repeated, they could reduce the attractiveness of our partners’ online retail stores and direct response television campaigns to customers, vendors and advertisers. Our operations are subject to damage or interruption from:

•	fire, flood, earthquake or other natural disasters;

•	power losses, interruptions or brown-outs;

•	Internet, telecommunications or data network failures;

•	physical and electronic break-ins or security breaches;

•	computer viruses; and

•	other similar events.

We have been operating e-commerce businesses for our partners for less than three years. The limited time during which we have been operating these businesses, as well as the inherent unpredictability of the events described above, makes it difficult to predict whether the occurrence of any of these events is likely. If any of these events do occur, they could result in interruptions, delays or cessations in service to users of our partners’ online retail stores or viewers of our partners’ direct response television campaigns.

In addition, we maintain the computers on which we operate our partners’ online retail stores at the facility of a third-party hosting company. We cannot control the maintenance and operation of this facility, which is also susceptible to similar disasters and problems. Our insurance policies may not adequately compensate us for any losses that we may incur. Any system failure that causes an interruption in our service or a decrease in responsiveness could harm our relationships with our customers and result in reduced revenues.

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

Our failure to protect our software and other proprietary intellectual property rights or to develop technologies that are as good as our competitors’ could put us at a disadvantage to our competitors. In addition, the failure of our partners to protect their intellectual property rights, including their trademarks and domain names, could impair our operations. These failures could have a material adverse effect on our ability to generate revenues.

If we do not respond to rapid technological changes, our services could become obsolete and we could lose customers.

Due to costs and management time required to introduce new services, products and enhancements, we may be unable to respond to rapid technological changes in a timely enough manner to avoid our services becoming uncompetitive. If this happens, our customers may forgo the use of our partners’ e-commerce businesses and use those of our competitors. To remain competitive, we must continue to enhance and improve the functionality and features of our partners’ online retail stores and direct response television campaigns. The Internet, online retailing and the direct response marketing are constantly changing. If competitors introduce new products and services using new technologies or if new industry standards and practices emerge, our partners’ existing online retail stores and direct response television campaigns and our proprietary technology and systems may become uncompetitive.

Developing our partners’ e-commerce businesses and other proprietary technology entails significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our partners’ online retail stores and direct response television campaigns, our order processing systems and our computer and telecommunications network to meet customer requirements or emerging industry standards.

We may be subject to intellectual property claims or competition or trade practices claims that could be costly and could disrupt our business.

Third parties may assert that our business or technologies infringe their intellectual property rights. From time to time, we may receive notices from third parties questioning our right to present specific images or logos on our partners’ online retail stores or direct response television campaigns, or stating that we have infringed their trademarks or copyrights. We may in the future receive claims that we are engaging in unfair competition or other illegal trade practices. We may be unsuccessful in defending against these claims, which could result in substantial damages, fines or other penalties. The resolution of a claim could also require us to change how we do business, redesign our partners’ e-commerce businesses or enter into burdensome royalty or licensing agreements. These license or royalty agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement. Our insurance coverage may not be adequate to cover every claim that third parties could assert against us. Even unsuccessful claims could result in significant legal fees and other expenses, diversion of management’s time and disruptions in our business. Any of these claims could also harm our reputation.

We rely on our ability to enter into marketing and promotion agreements with online services, search engines, directories and other Web sites to drive traffic to the e-commerce businesses we operate. If we are unable to enter into or properly develop these marketing and promotional agreements, our ability to generate revenue could be adversely affected.

We have entered into marketing and promotion agreements with online services, search engines, directories and other Web sites to provide content, advertising banners and other links that link to our partners’ online retail stores. We expect to rely on these agreements as significant sources of traffic to our partners’ online retail stores and to generate new customers. If we are unable to enter into satisfactory agreements on acceptable terms, our ability to attract new customers could be harmed. Further, many of the parties with which we may have online advertising arrangements could provide advertising services for other marketers of goods. As a result, these parties may be reluctant to enter into or maintain relationships with us. Failure to achieve sufficient traffic or generate sufficient revenue from purchases originating from third parties may result in termination of these types of agreements. Without these relationships, we may not be able to sufficiently increase our market share.

Our success is dependent upon our executive officers and other key personnel.

Our success depends to a significant degree upon the contribution of our executive officers and other key personnel, particularly Michael G. Rubin, Chairman, President and Chief Executive Officer. We have employment agreements with most of our executive officers and key personnel. Due to the costs associated with compensating executive officers and key personnel and the competition for highly qualified personnel, we cannot be sure that we will be able to retain or attract executive, managerial and other key personnel. We have obtained key person life insurance for Mr. Rubin in the amount of $9.0 million. We have not obtained key person life insurance for any of our other executive officers or key personnel.

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

Online retailing and direct response marketing are constantly evolving and are extremely competitive. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our business, financial condition and results of operations. We compete with companies that may be able to provide solutions to companies that wish to establish e-commerce businesses, including:

•	third party providers, such as Amazon.com, USA Interactive and Digital River; and

•	third-party fulfillment and customer services providers, such as Federal Express, UPS and Newroads.

We also compete with the online and offline businesses of a variety of companies, including:

•	specialty retailers, including sporting goods and jewelry and luxury goods retailers, such as Footlocker, REI.com and Tiffany’s;

•	general merchandise retailers, such as Target, Wal-Mart and Nordstrom;

•	catalog retailers, such as L.L. Bean and Eastbay; and

•	manufacturers, such as Nike.

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

Our success depends, in part, upon our ability to anticipate and respond to trends in sporting goods and jewelry and luxury goods merchandise and consumers’ participation in sports and fashion. Consumers’ tastes in sporting goods equipment, apparel, jewelry and luxury goods are subject to frequent and significant changes, due in part to manufacturers’ efforts to influence purchases. In addition, the level of consumer interest in a given sport or type of fashion can fluctuate dramatically. If we fail to identify and respond to changes in merchandising and consumer preferences, our sales could suffer and we could be required to mark down unsold inventory. This would depress our profit margins. In addition, any failure to keep pace with changes in consumers’ tastes could result in lost opportunities which could reduce sales.

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

We sell products manufactured by third parties, some of which may be defective. If any product that we sell were to cause physical injury or injury to property, the injured party or parties could bring claims against us as the retailer of the product. Our insurance coverage may not be adequate to cover every claim that could be asserted. Similarly, we could be subject to claims that users of our partners’ online retail stores or viewers of our partners’ direct response television campaigns were harmed due to their reliance on our product information, product selection guides, advice or instructions. If a successful claim were brought against us in excess of our insurance coverage, it could adversely affect our business. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our business.

We may be liable if third parties misappropriate our customers’ personal information.

If third parties are able to penetrate our network or telecommunications security or otherwise misappropriate our customers’ personal information or credit card information or if we give third parties improper access to our customers’ personal information or credit card information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. They could also include claims for other misuses of personal information, including unauthorized marketing purposes. These claims could result in litigation. Liability for misappropriation of this information could be significant. In addition, the Federal Trade Commission and state agencies have been investigating various companies regarding their use of customers’ personal information. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if government agencies investigate our privacy practices.

We are controlled by certain principal stockholders.

As of October 28, 2002, Michael G. Rubin, our Chairman, President and Chief Executive Officer, beneficially owned 18.8%, funds affiliated with SOFTBANK America Inc., or SOFTBANK, beneficially owned 24.8% and Interactive Technology Holdings, LLC, or ITH, a joint venture company of Comcast Corporation and QVC, Inc., beneficially owned 31.7% of our outstanding common stock, including currently exercisable warrants and options to purchase common stock. Should they decide to act together, Mr. Rubin, SOFTBANK and ITH would be in a position to exercise control over most matters requiring stockholder approval, including the election or removal of directors, approval of significant corporate transactions and the ability generally to direct our affairs. Furthermore, the stock purchase agreements pursuant to which SOFTBANK and ITH acquired their shares of our common stock provide that SOFTBANK and ITH each have the right to designate up to two members of our board of directors. This concentration of ownership and SOFTBANK’s and ITH’s right to designate members to our board of directors may have the effect of delaying or preventing a change in control of us, including transactions in which stockholders might otherwise receive a premium over current market prices for their shares.

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

Since July 11, 2001, several stockholder class action complaints have been filed in the United States District Court of the Southern District of New York against Ashford, several of Ashford’s officers and directors, and various underwriters of Ashford’s initial public offering. The purported class actions have all been brought on behalf of purchasers of Ashford common stock during various periods beginning on September 22, 1999, the date of Ashford’s initial public offering. The plaintiffs allege that Ashford’s prospectus, included in Ashford’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, certain fees and commissions collected by the underwriters or arrangements designed to inflate the price of the common stock. The plaintiffs further allege that because of these purchases, Ashford’s post-initial public offering stock price was artificially inflated. As a result of the alleged omissions in the prospectus and the purported inflation of the stock price, the plaintiffs claim violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. The complaints have been consolidated into a single action. We believe that Ashford has defenses against these actions and we intend to vigorously defend them. We believe that the ultimate disposition of these matters will not have a material effect on our business, financial condition or results of operations.

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

We believe that the current globalization of the economy requires businesses to consider pursuing international expansion. We recently began shipping products to Canada. In the future, we may expand into other international markets. International sales are subject to inherent risks and challenges that could adversely affect our profitability, including:

•	the need to develop new supplier and manufacturer relationships, particularly because major manufacturers may require that our international operations deal with local distributors;

•	unexpected changes in international regulatory requirements and tariffs;

•	difficulties in staffing and managing foreign operations;

•	greater difficulty in accounts receivable collection;

•	potential adverse tax consequences;

•	price controls or other restrictions on foreign currency; and

•	difficulties in obtaining export and import licenses.

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

Our future success is substantially dependent upon continued growth in the use of the Internet. The number of users and advertisers on the Internet may not increase and commerce over the Internet may not become more accepted and widespread for a number of reasons, including:

•	actual or perceived lack of security of information or privacy protection;

•	lack of access and ease of use;

•	congestion of traffic on the Internet;

•	inconsistent quality of service and lack of availability of cost-effective, high-speed service;

•	possible disruptions, computer viruses or other damage to the Internet servers or to users’ computers;

•	excessive governmental regulation;

•	uncertainty regarding intellectual property ownership; and

•	uncertainty regarding intellectual property ownership; and

•	lack of high-speed modems and other communications equipment.

Published reports have also indicated that growth in the use of the Internet has resulted in users experiencing delays, transmission errors and other difficulties. As currently configured, the Internet may not support an increase in the number or requirements of users. In addition, there have been outages and delays on the Internet as a result of damage to the current infrastructure. The amount of traffic on our partners’ Web sites could be materially affected if there are outages or delays in the future. The use of the Internet may also decline if there are delays in the development or adoption of modifications by third parties that are required to support increased levels of activity on the Internet. If any of the foregoing occurs, or if the Internet does not become a viable commercial medium, the number of our customers could decrease. In addition, we may be required to spend significant capital to adapt our operations to any new or emerging technologies relating to the Internet.

The technology of the Internet is changing rapidly and could render the online retail stores which we operate obsolete.

The technology of the Internet and online retailing is evolving rapidly for many reasons, including:

•	customers frequently changing their requirements and preferences;

•	competitors frequently introducing new products and services; and

•	industry associations and others creating new industry standards and practices.

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

In order to keep the Web sites that we operate from becoming obsolete, and maintain our ability to attract and retain customers, we must accomplish the following tasks:

•	continuously enhance and improve our partners’ Web sites;

•	identify, select and obtain leading technologies useful in our business; and

•	respond to technological advances and emerging industry standards in a cost-effective and timely manner.

Customers may be unwilling to use the Internet to purchase goods.

Our long-term future depends heavily upon the general public’s willingness to use the Internet as a means to purchase goods. The failure of the Internet to develop into an effective commercial tool would seriously damage our future operations. Online retailing is a relatively new concept, and large numbers of customers may not begin or continue to use the Internet to purchase goods. The demand for and acceptance of products sold over the Internet are highly uncertain, and most online retailers have a short track record. If consumers are unwilling to use the Internet to conduct business, our business may not develop profitably. The Internet may not succeed as a medium of commerce because of delays in developing elements of the needed Internet infrastructure, such as a reliable network, high-speed modems, high-speed communication lines and other enabling technologies.

The security risks of online retailing may discourage customers from purchasing goods from us.

In order for online retailing to develop successfully, we and other market participants must be able to transmit confidential information securely over public networks. Third parties may have the technology or know-how to breach the security of customer transaction data. Any breach could cause customers to lose confidence in the security of our partners’ online retail stores and choose not to purchase from those stores. If someone is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt the operation of our partners’ online retail stores. Concerns about the security and privacy of transactions over the Internet could inhibit the growth of the Internet and online retailing. Our security measures may not effectively prohibit others from obtaining improper access to the information on our partners’ online retail stores. Any security breach could expose us to risks of loss, litigation and liability and could seriously disrupt our operations.

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

We do not carry insurance against the risk of credit card fraud, so the failure to adequately control fraudulent credit card transactions could increase our general and administrative expenses. We have put in place technology and processes to help us detect the fraudulent use of credit card information. To date, we have not suffered material losses related to credit card fraud. However, we may in the future suffer losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature.

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

Pursuant to our amended and restated certificate of incorporation, we have authorized a class of 5,000,000 shares of preferred stock, which our board of directors may issue with terms, rights, preferences and designations as the board may determine and without any vote of the stockholders, unless otherwise required by law. Issuing the preferred stock, depending upon the terms, rights, preferences and designations set by our board, may delay, deter or prevent a change in control of us. In addition, issuing additional shares of common stock could result in dilution of the voting power of the current holders of our common stock. Moreover, “anti-takeover” provisions of Delaware law may restrict the ability of the stockholders to approve a merger or business combination or obtain control of us. As many investors consider a change of control as a desirable path to liquidity, delaying or preventing a change in control of our company may reduce the number of investors interested in our common stock, which could depress our stock price.

There are limitations on the liabilities of our directors.

Pursuant to our amended and restated certificate of incorporation and under Delaware law, our directors are not liable to us or our stockholders for monetary damages for breach of fiduciary duty, except for liability for breach of a director’s duty of loyalty, acts or omissions by a director not in good faith or which involve intentional misconduct or a knowing violation of law, dividend payments or stock repurchases that are unlawful under Delaware law or any transaction in which a director has derived an improper personal benefit. In addition, we have entered into indemnification agreements with each of our directors. These agreements, among other things, require us to indemnify each director for certain expenses including attorneys’ fees, judgments, fines and settlement amounts incurred by any such person in any action or proceeding, including any action by us or in our right, arising out of the person’s services as one of our directors. Our directors are not currently subject to legal action that would require us to indemnify them; however, if any such actions were brought, the costs associated with such actions could be harmful to our business.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in market risk for the quarter ended September 28, 2002. See the information set forth in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 filed with the Securities and Exchange Commission on April 4, 2002.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.    Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls.    There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the principal executive officer’s and principal financial officer’s evaluation referred to above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

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

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

Since July 30, 2002, the audit committee approved the following non-audit services to be performed by Deloitte & Touche LLP:

•	state sales tax consulting,
•	federal, state and local tax returns and
•	state sales tax reporting systems configuration.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1	Employment Agreement, dated April 23, 2002, by and between Global Sports, Inc. and Robert Liewald

10.2	Letter Amendment, dated April 23, 2002, to the Employment Agreement, by and between Global Sports, Inc. and Michael R. Conn

10.3	Letter Amendment, dated April 23, 2002, to the Employment Agreement, by and between Global Sports, Inc. and Steven Davis

10.4	Letter Amendment, dated April 23, 2002, to the Employment Agreement, by and between Global Sports, Inc. and Arthur H. Miller

10.5*	First Amendment to the E-Commerce Agreement, dated as of August 10, 2001, by and among Global Sports Interactive, Inc., Bluelight.com, LLC and Kmart Corporation, dated as of December 14, 2001

10.6*	Second Amendment to the E-Commerce Agreement, dated as of August 10, 2001, by and among Global Sports Interactive, Inc., Bluelight.com, LLC and Kmart Corporation, dated as of August 9, 2002

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been requested as to certain portions of this exhibit. The omitted portions have been separately filed with the Securities and Exchange Commission.

(b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

GSI COMMERCE, INC.

By:	/s/ MICHAEL G. RUBIN
Michael G. Rubin
Chairman, President & Chief Executive Officer

By:	/s/ JORDAN M. COPLAND
Jordan M. Copland
Executive Vice President & Chief Financial Officer

Date:    November 11, 2002

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Michael G. Rubin, President and Chief Executive Officer of GSI Commerce, Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of GSI Commerce, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 11, 2002

By:	/s/ MICHAEL G. RUBIN
Michael G. Rubin Chief Executive Officer

I, Jordan M. Copland, Chief Financial Officer of GSI Commerce, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of GSI Commerce, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 11, 2002

By:	/s/ JORDAN M. COPLAND
Jordan M. Copland Chief Financial Officer