Form 10-K
period 2002-12-28
GSI COMMERCE INC
filed 2003-03-26
CIK 828750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2002 or

☐ TRANSITION	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                  .

Commission file number 0-16611

GSI COMMERCE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	04-2958132
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1075 FIRST AVENUE, KING OF PRUSSIA, PA 19406, (610) 265-3229

(Address of principal executive offices, including zip code, telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of the close of business on June 28, 2002, was approximately $99,169,212.(1) There were 38,848,772 shares of the registrant’s Common Stock outstanding as of the close of business on March 21, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

(Specific sections incorporated are identified under applicable items herein)

Certain information required for Part II and Part III of this Form 10-K is incorporated herein by reference to the Proxy Statement for the 2003 Annual Meeting of our shareholders.

(1)	This amount equals the number of outstanding shares of the registrant’s Common Stock reduced by the number of shares that may be deemed beneficially owned by the registrant’s officers, directors and stockholders owning in excess of 10% of the registrant’s Common Stock, multiplied by the last reported sale price for the registrant’s Common Stock on June 28, 2002. This information is provided solely for record keeping purposes of the Securities and Exchange Commission and shall not be construed as an admission that any officer, director or 10% stockholder of the registrant is an affiliate of the registrant or is the beneficial owner of any such shares. Any such inference is hereby disclaimed.

GSI COMMERCE, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002

For all years prior to 1999, our fiscal year ended on December 31. Effective for 1999, we changed our fiscal year from the last day of December to the Saturday nearest the last day of December. Accordingly, references to fiscal 1998, fiscal 1999, fiscal 2000, fiscal 2001, fiscal 2002 and fiscal 2003 refer to the years ended December 31, 1998, January 1, 2000, December 30, 2000, December 29, 2001, December 28, 2002 and the year ending January 3, 2004.

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

PART I

ITEM 1:    BUSINESS.

Overview

We develop and operate electronic commerce businesses for retailers, branded manufacturers, media companies, television networks and professional sports organizations. Our solution encompasses Web site design and development, e-commerce technology, customer service, fulfillment, merchandising, content development, and marketing. Based on these capabilities, we can quickly and cost-effectively implement customized e-commerce businesses for a broad range of partners.

We enable our partners to remain focused on their core businesses and avoid substantial investments and operating expenses and the commitment of significant resources relating to e-commerce. Depending on the specific needs of a partner, we can undertake either a complete outsourcing of the partner’s e-commerce activities or a more customized solution that uses portions of our platform. We benefit from the traffic generated by our partners’ established brand franchises and extensive advertising and promotions to achieve operational efficiencies, economies of scale and lower customer acquisition costs. We offer our partners the following:

•	design, development and maintenance of customized e-commerce businesses under our partners’ banners;

•	extensive technology that operates and manages all aspects of multiple e-commerce businesses including online retail stores, direct response television campaigns and catalogs;

•	customer sales and service through our 24 hours a day, seven days a week, call center;

•	fulfillment capabilities through our 470,000 square-foot fulfillment center in Louisville, Kentucky and management of a network of drop-ship vendors that ship directly to customers;

•	product descriptions and images, as well as other relevant category and product data from vendors and independent sources;

•	marketing of Web sites through arrangements with online portals, affiliate programs and database email marketing programs; and

•	buying, merchandising and sourcing of brand-name and unique merchandise, access to a broad assortment of inventory from approximately 5,000 brands encompassing more than 200,000 stock keeping units, referred to as SKUs.

We provide some or all of these services to each of our partners. In fiscal 2002, we derived virtually all of our revenues from sales of goods through our partners’ e-commerce businesses, toll-free telephone number sales, bulk sales, business-to-business and group sales and related outbound shipping charges, net of allowances for returns and discounts, as well as from fixed and variable fees earned in connection with the development and operation of partners’ e-commerce businesses and the provision of marketing and other services.

We believe that our ability to quickly and cost-effectively add new partners creates advantages for us over our competitors. In addition, we believe our approach can generate attractive economic returns by allowing us to operate multiple e-commerce businesses for established brands on a common infrastructure.

We currently operate or have agreements to operate either all or a portion of the e-commerce businesses for over 40 partners and for Fogdog, Inc., which we acquired on December 28, 2000.

We are a Delaware corporation organized in 1986. Our executive offices are located at 1075 First Avenue, King of Prussia, Pennsylvania 19406. Our telephone number is (610) 265-3229.

Investor Information

We are subject to the informational requirements of the Securities Exchange Act of 1934. Therefore, we file reports and information, proxy statements and other information with the Securities and Exchange Commission. Such reports, proxy and information statements and other information may be obtained by visiting the Public

Reference Room of the SEC at 450 Fifth Street, NW, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

You can access financial and other information at our Investor Relations website. The address is www.gsicommerce.com/investors. We make available through our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. In addition, we will provide at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to Investor Relations, 1075 First Avenue, King of Prussia, Pennsylvania 19406.

The information on the web site listed above, is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference in this document. This web site is and is only intended to be an inactive textual reference.

Recent Developments

On December 6, 2002, Ashford.com, Inc., a wholly owned subsidiary which we had acquired on March 14, 2002, and Odimo Acquisition Corp., a wholly owned subsidiary of Odimo Incorporated, entered into an Asset Purchase Agreement and related agreement for the sale of certain of the assets of Ashford to Odimo. The sale was completed on December 27, 2002. A second closing involving additional inventory was completed in March 2003. In conjunction with the sale of certain assets of Ashford, we also announced and implemented a plan to cease the operations of Ashford.

Under the terms of the sale, we sold certain inventory, trademarks, product images and descriptions and other intangibles, to Odimo in exchange for:

•	$1.1 million in cash,

•	a $4.5 million, five year subordinated secured promissory note bearing interest at 7%,

•	a right to receive 10% of Odimo’s consolidated earnings, before taking into consideration interest, taxes, depreciation, amortization and other non-cash expenses, for each of the five calendar years beginning January 1, 2003, up to a maximum aggregate payment of $2.0 million,

•	15,596,183 shares of Odimo’s Series D preferred stock, and

•	a warrant to purchase an aggregate of 2,676,303 shares of Odimo’s Series D preferred stock at an exercise price of $.01 per share.

Industry Background

E-Commerce.    The e-commerce businesses that we operate include the sale of products through online retail stores and direct response television campaigns. The U.S. market for general merchandise online retail sales represents a significant market opportunity. Forrester Research estimates that this market will be $59.2 billion in 2003. The Internet offers a number of advantages to consumers. Consumers can enjoy the convenience and flexibility of shopping online 24 hours a day, seven days a week, with access to a broader selection of products than is traditionally available in a retail store. In addition, online retailing allows for personalized shopping experiences through the delivery of content, purchasing advice, community and electronic features such as reminder and suggestion services. Consumers also benefit from easier access to product information and customer service. As a result, we believe that more U.S. consumers will make online retail purchases, and, therefore, we expect consumer demand to increase over time. Accordingly, we believe significant opportunities exist to use the brand and marketing power of our partners to attract consumers to the online retail stores we operate.

The Internet has emerged as one of the fastest growing communications, information and commerce media. Business’ and consumers’ acceptance of the Internet as a communication, information and commerce platform has created the foundation for significant growth in business-to-consumer and business-to-business online commerce.

The Internet is an attractive marketplace for both online retailers and consumers. Online retailers are able to “display” a larger number and wider variety of products at a lower cost than physical stores and catalogs, which have limitations on inventory and shelf and catalog space. In addition, online retailers do not incur the costs of managing and maintaining a retail store base or the significant printing and mailing cost of catalogs. Online retailers also enjoy significant merchandising flexibility with the ability to easily and frequently adjust their featured selections and editorial content to better respond to consumers’ needs. Finally, online retailers can more easily obtain demographic and behavioral data about customers. This increases opportunities for targeted marketing programs and to provide personalized services to their customers.

The U.S. market for direct response television also represents a significant market opportunity. Direct response television involves programs and advertisements of various lengths that allow the advertiser to reach a targeted audience, mostly through cable channels. Direct response television programs and advertisements range from one-half hour or longer programs that discuss and demonstrate the products to thirty-second advertisements that merely advertise the product. These programs and advertisements provide a toll-free telephone number and usually provide a URL for a Web site for consumers to use to purchase the advertised product. Direct response television allows networks, cable channels, manufacturers and other sellers of product to air programs and advertisements that feature products unique to the networks’ or channels’ offerings or that provide an additional distribution channel for manufacturers and other sellers of products.

Challenges of E-Commerce.    We believe that traditional retailers, branded manufacturers, media companies, television networks and professional sports organizations which desire to operate e-commerce businesses face significant obstacles to compete successfully in e-commerce. These companies must develop a separate infrastructure for their online retail stores and direct response television campaigns, including Web site design and development, development and production of direct response television programs and advertisements, order processing, fulfillment, customer service and a digital product database. They must also make significant capital investments to develop in-house technology systems and incur significant expenses to operate their e-commerce businesses.

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

Our Solution

We believe that our business model allows us to provide a comprehensive solution to many of the challenges facing retailers, branded manufacturers, media companies, television networks and professional sports organizations that desire to have e-commerce businesses. Our platform allows us to develop and operate customized e-commerce businesses with characteristics appropriate for each of our partners. Our solution enables our partners to remain focused on their core businesses and avoid substantial investments and operating expenses relating to an e-commerce business. We believe that we can generate attractive economic returns by operating multiple e-commerce businesses on a common infrastructure and by operating under the established brands of our partners. Our platform also allows us to develop and operate for partners under their brands most of the components necessary to conduct a retail catalog business. The key features of our solution are:

Comprehensive E-Commerce Businesses.    We can quickly develop and implement virtually all aspects of an e-commerce business. These aspects include Web site design and development, e-commerce technology, customer service, fulfillment, buying and merchandising, content development, marketing and product development and sourcing. We customize the design and operation of a partner’s e-commerce businesses with a broad range of characteristics that include differentiated user interfaces on partners’ Web sites, partner-specific content pages, product descriptions and images, partner-specific products for direct response television campaigns and partner specific customer service and fulfillment. Our solution allows our partners to avoid the lengthy start-up, the complex integration effort and the substantial fixed and variable costs required to build and operate e-commerce businesses.

Creation of Other Channels of Commerce Under Existing Brand Names.    We enable our partners to establish distinct e-commerce businesses that are consistent with their brands and that are complementary to their existing distribution channels. We believe that this contributes to the development and enhances the value of our partners’ existing brands.

Increased Return on Investment Opportunity.    We operate multiple e-commerce businesses on a common infrastructure. This allows us to capitalize on our core technology platform, product database, order processing, fulfillment, customer service, and, for our sporting goods partners, centralized inventory. By leveraging our investment in technology and order fulfillment systems over all of our partners, we can derive economies of scale and add additional partners without significant increases in fixed expenses. In addition, we aggregate demand from all of our partners’ e-commerce businesses and generally fulfill customer orders from our fulfillment center or through our network of drop ship vendors. Although we offer unique products through each of our partners’ e-commerce businesses, a large number of SKUs is common among multiple businesses. By centralizing inventory management across multiple partner businesses particularly for our sporting goods partners, we are able to increase the frequency of inventory turns, thus reducing obsolescence risk and financing costs.

Efficient Customer Acquisition.    We benefit from the brand assets and substantial marketing budgets of our partners to reduce customer acquisition costs. Our partners’ existing marketing budgets allow us to generate exposure and drive traffic to the e-commerce businesses that we operate. For example, our partners generally are contractually obligated to include their Web site addresses, referred to as URLs, and the toll-free telephone numbers for their e-commerce businesses in their marketing and communication materials. Our partners’ marketing includes television, radio, print and outdoor advertising, point of purchase displays, cash register receipts, shopping bags, employee uniforms and promotional events designed to attract and retain customers. By having an established history of purchasing from our partners’ offline retail stores or watching our partners’ television programming or advertisements, we believe that customers are more inclined to purchase from their e-commerce businesses.

Benefit from Relationships with Vendors.    We maintain strong relationships with vendors and with sources of unique products. We believe that this provides us with an extensive, authorized selection of brands and products for sale through our partners’ e-commerce businesses.

Growth Strategy

The key elements of our growth strategy are as follows:

Expand Our Partner Base.    We intend to increase our market share by adding new partners that have strong brand franchises within the categories in which we currently operate and that desire to establish or transition an e-commerce business. New partners could include companies with major brand names in retail, consumer products, media and entertainment, the Internet and professional sports organizations.

Expand into New Vertical Markets.    We intend to selectively expand into categories outside of those in which we currently operate that offer attractive characteristics with respect to size and fragmentation of the category and average order value and gross margin of products offered within the category. We currently offer through our partners’ e-commerce businesses products in the following categories: sporting goods, beauty products, consumer electronics, general merchandise, licensed entertainment products and home products.

Promote Brands Online.    We intend to build awareness and drive customers to our partners’ e-commerce businesses by capitalizing on the brand assets, marketing budgets, customers of our partners’ retail stores and viewers for our partners’ television programming and advertisements. Each of our partners prominently features and promotes the URL and/or the toll-free telephone number for its online retail store and its direct response television campaigns in its marketing and communication materials. We also plan to continue to selectively use a variety of online marketing strategies to reach customers and viewers, including affiliate programs, portal relationships and public relations.

Increase Repeat Purchases.    We intend to build customer loyalty and drive repeat purchases by implementing the following strategies:

•	continuously enhancing our level of customer service;

•	offering new and unique products and product categories;

•	implementing direct e-mail marketing techniques to target customers;

•	increasing the level of personalization on our partners’ e-commerce businesses; and

•	enhancing our product offerings related to specific television programming.

We believe that these initiatives will drive repeat purchases as consumers become increasingly satisfied with their shopping experiences.

Enhance the Shopping Experience.    We plan to continuously enhance and expand the e-commerce businesses that we operate to address the evolving needs of customers. We intend to improve the scope and presentation of our product offerings by taking advantage of the unique characteristics of the Internet and direct response television as retail media and our relationships with vendors and sources of unique products. In addition, we plan to continue to invest in technology and develop features to improve the functionality, speed, navigation and ease of use of our partners’ Web sites and the customer service we offer to support our partners’ e-commerce businesses.

Pursue Growth by Acquisitions.    From time to time we assess strategic investments and acquisitions that are aligned with our goals of expanding into new vertical markets, increasing our partner and customer base and expanding our product and service offerings.

Our Operations

Web Site and Content Design, Implementation and Maintenance

We design, develop and maintain most of our partners’ Web sites. We implement all changes to current Web sites and oversee the creation of new front-end Web sites for most new partners, ensuring that the look and feel of their Web sites meet all parties’ satisfaction. We also generate content for each of our partners’ Web sites, including product images, product descriptions and related value-added content. We have an in-house photography studio that produces a large number of our photographic images. We receive the remainder of our photographic images from our vendors or partners.

Technology

The three major elements of our technology platform that we use to operate our partners’ e-commerce businesses are The Common Engine™, the front-end and the data center.

The Common Engine™.    We have created a core technology platform, The Common Engine™, that operates and manages the applications and functionality across our partners’ e-commerce businesses. This system allows us to add new partners without significant increases in our fixed costs. The Common Engine™ allows us to operate multiple stores on a common infrastructure with each store being personalized to fit the brand equity and identity of our individual partners. We enhance The Common Engine™ continuously to improve our partners’ e-commerce businesses and enrich the overall customer experience.

The Front-End.    The front-end represents the overall look and feel of our partners’ Web sites. The front-end is the interface with the e-commerce customer and includes content development, logo placement, graphic design, color palette, navigation and links. We use the front-end to communicate special promotions, content feature and product collections as well as the merchandising strategy of each of our partners.

The Data Center.    The data center is our database management system that controls the information used in connection with our partners’ e-commerce businesses, including all product images and descriptions, customer log-in and purchasing data, customer profiles, verification requirements, brand information and shipping data. A third-party provider hosts our data center. System security is managed both by internal staff as well as by security staff at our third-party provider. Our technology infrastructure is supported by a number of fail-over back-up systems. Much of our technology infrastructure is set up with redundancies so that our operations can move forward seamlessly in the event of computer malfunctions.

Order Processing and Fulfillment

Order Processing.    We conduct our own order processing, claims processing and crediting of customers. Order processing activities include electronically capturing orders generated through the e-commerce businesses that we operate, screening orders for potential fraud, authorizing credit, processing the payment method, determining the shipping costs, adding any applicable sales tax, facilitating any coupon or promotional discounts, sending an order confirmation to the customer and printing a pick ticket, a packing slip, return labels and a detailed order list that include the name of the partner through whose online retail store or toll-free telephone number the order was received. For a typical order, after a customer has ordered an item and we have determined that the order has been packed and shipped, our computer system automatically sends an e-mail to that customer informing them that their merchandise has been shipped.

Customer Sale and Service

General.    We are committed to providing a high level of customer service. We believe that superior customer service is critical to retaining long-term and repeat customers. We offer customer service 24 hours a day, seven days a week for most of our partners. We provide customer service for our partners under their brand names, and our computer systems automatically identify from which partner a customer needs information or service. Our customer service is principally provided through our 80,000 square-foot leased customer service call center in Melbourne, FL.

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

Buying, Merchandising and Vendor Relationships

Buying, Sourcing and Consignment Inventory.    In categories in which we own inventory, we offer for sale a broad assortment of brands and items through certain of our partners’ e-commerce businesses. In some categories, a partner may provide us with inventory on a consignment basis, which we offer for sale through that partner’s e-commerce business. We currently offer customers over 5,000 brands and more than 200,000 SKUs from our owned inventory across our partners’ e-commerce businesses and continue to add additional brands and SKUs. We have personnel who buy and/or source products in the following merchandise categories: sporting goods, consumer electronics, general merchandise, and branded and unique licensed entertainment products.

Merchandising.    We work with our partners to decide which brands and merchandise to carry. We typically review with our partners what products they are offering or plan to offer through their e-commerce businesses and what television programming and advertisements they plan to air, and determine with our partners what items we believe will be successful on our partners’ e-commerce businesses. We believe that we are able to offer a wider variety of merchandise on our retail partners’ Web sites than might be found in most of their retail stores because we are not hindered by space availability, although not all of our partners’ Web sites carry the same products and brand assortments. In addition, our partners typically have the right to prevent us from selling products which are not sold in their retail stores. We also are able to offer our media partners the opportunity to offer to their viewers products related to their television programming. Our buyers work with partners on strategies for product offerings, merchandise locations within Web sites and television campaigns and promotional activities of our partners. After consulting with a partner on their strategy, we then work to enhance product selection and development.

Vendor Relationships.    We believe that we have solid relationships with our vendors and sources of unique products and we continuously seek to add new vendors, brands and sources of unique products. During fiscal 2002, we purchased $19.4 million of inventory from one vendor. These purchases accounted for 20% of the total amount of inventory we purchased during fiscal 2002.

Pricing.    We establish the prices for products that we offer for sale through our partners’ e-commerce businesses from inventory that we own. In the case of partner-owned inventory, the partner is the seller of the products and establishes the prices. For our retail partners, to the extent possible, we strategically price these products to be consistent with the prices in our partners’ retail stores. Accordingly, we may maintain different pricing structures for the same products across our partners’ e-commerce businesses.

Marketing

Web Site Integration.    We work with each of our partners to integrate URL, Web site and toll-free telephone number information into their marketing and advertising campaigns. Our partners typically are contractually obligated to incorporate their URLs and toll-free telephone number into the advertising, marketing, promotion and communication vehicles they create. These marketing vehicles not only incorporate the URL and toll-free telephone number into the copy or design, but the message also educates consumers about these e-commerce businesses and drives traffic and viewers to these businesses. We believe that our partners embrace this strategy because they realize the value in alerting their customers and viewers to an additional distribution channel within their brand.

Online Marketing and Affiliate Network.    We have entered into marketing agreements, including agreements with AOL, Yahoo! and MSN eShop, through which various of our partners are featured prominently in the shopping and other areas of these Internet destinations. We also have agreements with many third party Web sites, referred to as affiliates, which enable them to link to our partners’ Web sites. When a visitor clicks through an affiliate to one of our partners’ Web sites and the visit generates a sale, we compensate the affiliate with a portion of the sale proceeds. We have implemented a revenue share payment structure to affiliates based on actual sales or, in some cases, clicks through the link. The partners that are promoted generally subsidize these online marketing and affiliate arrangements.

E-mail Campaigns.    We are dedicated to managing, strengthening and improving customer relationships. We have implemented personalized customer e-mail campaigns, which inform customers about upcoming specials, promotions, new brands or merchandise in which they might be interested.

Fulfillment.    We currently conduct fulfillment out of our company-operated fulfillment center located in Louisville, KY and through drop ship arrangements with a number of suppliers. Our fulfillment center has been operational since August 2000 and was purchased by us in April 2002. The fulfillment center is 470,000 square feet. We also have drop ship arrangements with over 250 suppliers, pursuant to which we transmit to the suppliers orders received through the e-commerce businesses that we operate and the suppliers deliver the items ordered directly to consumers.

Distribution.    We currently use UPS, USPS and Federal Express as our primary shipping carriers for small package consumer delivery items and use a variety of trucking companies for our larger or heavier delivery items. We generally ship orders for merchandise in our fulfillment center within two business days of receipt of the order. Our drop shippers generally ship orders within two to five business days for in-stock merchandise and up to six weeks for personalized, customized or made to order merchandise.

Returns.    We accept returns through mailing or delivery services. Our partners that operate retail stores are not required to accept in-store returns of items purchased on their Web sites. When a customer returns an item to us, we provide the customer with a credit and then return the item to inventory, return it to the vendor or dispose of it.

Direct Response Television Campaigns and Product Development

We typically consult with our partners on the development and production of direct response television campaigns. We have in-house personnel that are responsible for working with our partners to coordinate product selection and the development and production of direct response television marketing campaigns. We typically purchase products from third parties or our partners, or outsource the manufacture of products to third parties. These products usually are related to our partners’ television programming or their brands. Our personnel also work with our partners to develop in context marketing campaigns relating to our partners’ television programming. These campaigns are either produced by our partners or outsourced to third parties for production.

Our Partners

We operate e-commerce businesses for our partners pursuant to agreements. We operate each of these e-commerce businesses based on one of three formats – GSI-owned inventory model, partner-owned inventory model or business-to-business model.

GSI-Owned Inventory Model — We select and purchase inventory from vendors, sell the inventory directly to customers through the e-commerce businesses that we operate, record revenues generated from the sale of products through those businesses and pay a percentage of those revenues to the respective partners in exchange for the rights to use their brand names and the promotions and advertising that our partners agree to provide.

Partner-Owned Inventory Model — We manage certain aspects of our partners’ overall e-commerce business, including fulfillment, technology and customer service, in exchange for a combination of fixed fees and/or a percentage of sales. Our partners select the merchandise to be sold on the site, own a portion of the inventory and market the e-commerce business at its retail stores and provide other offline marketing support, including newspaper circular advertising.

Business-to-Business Model — Pursuant to these agreements, we provide a product information database to each of these partners which they use to merchandise the sporting goods department of their flagship Web sites. These partners process orders for sporting goods on their Web sites and deliver the orders to us electronically. We then sell the products from our inventory and transfer title to them at a predetermined price and we pick, pack and ship the products to consumers on behalf of these partners. These partners perform all of their own customer service.

The following table lists our partners for which we operated their e-commerce businesses as of December 28, 2002 or with which we have publicly-announced agreements:

Retailers	Professional Sports Organizations
Ace Hardware	Atlanta Falcons
Bally Total Fitness	Carolina Panthers
Blades Board & Skate	Denver Broncos
Bluelight (Kmart)	Houston Texans
City Sports	LPGA
Dick’s Sporting Goods	Turner Sports/NASCAR
Dunham’s Sports	San Diego Chargers
G.I. Joe’s
Gart Sports (including Sportmart and Oshman’s)	Media Companies
MC Sports	Comedy Central
Modell’s Sporting Goods	FOXSPORTS
Olympia Sports	Lifetime
Pro Golf International	Nickelodeon
Shoe Carnival	PAX
Sport Chalet	QVC (sporting goods store)
The Athlete’s Foot	Sportsline
The Sports Authority	The Golf Channel
Tweeter	TV Land

Branded Manufacturers
Airwalk
Estée Lauder/Gloss
Palm
Rawlings
Reebok
Rockport
Russell Athletic

We operate the e-commerce business for Bluelight, a subsidiary of Kmart Corporation. Bluelight and Kmart have been operating in bankruptcy since January 2002. Bluelight accounted for 14% of our annual revenue in fiscal 2002. In March 2003, we and Bluelight modified our agreement to shorten the term, eliminate the last two of eight fixed fee payments required under the agreement and provide for early termination rights for both us and Bluelight. We will, however, continue to receive a percentage of sales through the Bluelight Web site for the services that we provide under this agreement. Because Bluelight and Kmart are still operating in bankruptcy, our relationship with them is subject to certain risks that are further described under Risk Factors.

Competition

The market for outsourced solutions for the development and operation of e-commerce businesses is continuously evolving and intensely competitive. We compete with companies that can provide all or part of our solution to companies that wish to operate e-commerce businesses, including Web site developers and third-party fulfillment and customer service providers. Our primary competitor in this area currently is Amazon.com. We also compete with third-party fulfillment and customer service providers, such as Federal Express, UPS and Newroads and third-party technology providers such as Digital River.

We believe that we compete with these competitors primarily on the basis of the following:

•	reputation within relevant markets for providing a quality outsourced solution;

•	the comprehensive and flexible nature of the outsourced solution provided; and

•	the quality of Web site design and development, technology, customer service and fulfillment offered.

In addition, because we sell various products through the e-commerce businesses that we operate, we compete with both the online and offline businesses of:

•	general merchandise retailers, such as Target, Wal-Mart and Nordstrom;

•	specialty sporting goods retailers, such as Footlocker and REI.com;

•	catalog retailers, such as L.L. Bean and Eastbay; and

•	manufacturers, such as Nike.

We believe that we compete with these competitors primarily on the basis of the following:

•	recognition of and trust in our partners’ brands;

•	the broad and unique selection of merchandise that we offer through the e-commerce businesses that we operate;

•	convenience of the shopping experience;

•	price;

•	the amount of product information provided to customers;

•	visibility and performance of the e-commerce businesses that we operate; and

•	quality of fulfillment and customer service.

Intellectual Property

We use our partners’ names, URLs, logos and other marks in connection with the operation and promotion of their e-commerce businesses. The agreements with our partners generally provide us with licenses to use this intellectual property in connection with the operation of their e-commerce businesses. These licenses typically are co-terminus with the agreements.

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

Government Regulation

We generally are not regulated other than pursuant to federal, state and local laws applicable to businesses in general or to retailing, e-commerce or television specifically. Certain regulatory authorities have proposed specific laws and regulations governing the Internet and online retailing. These laws and regulations may cover taxation, user privacy, pricing, content, distribution, electronic contracts, characteristics and quality of products and services, intellectual property rights and information security. Changes in consumer protection laws also may impose additional burdens on companies conducting business online. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and online commerce. Unfavorable resolution of these issues may increase our cost of doing business.

We currently provide individual personal information regarding users of a partner’s e-commerce business to that partner and to certain third parties that we use to process credit cards, process and fulfill orders, send emails, evaluate and maintain the performance of our Web sites. We currently do not identify registered users by age. However, the adoption of additional privacy or consumer protection laws could create uncertainty in Web usage and reduce the demand for our products and services or require us to redesign our partners’ Web sites.

We are not certain how our business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity, qualification to do business and export or import matters. Many of these laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address these issues could create uncertainty in the Internet marketplace. This uncertainty could reduce demand for our services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

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

Employees

As of March 7, 2003, we employed 731 full-time employees, of which 370 are based at our headquarters in King of Prussia, PA, 229 are based in our fulfillment center in Louisville, KY and 132 are based in our customer service center in Melbourne, FL. We consider our relationship with our employees to be good. Competition for qualified personnel in our industry is intense. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

Seasonality

We have experienced and expect to continue to experience seasonal fluctuations in our revenues. These seasonal patterns will cause quarterly fluctuations in our operating results. In particular, the fourth fiscal quarter has accounted for and is expected to continue to account for a disproportionate percentage of our total annual revenues. We believe that results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year. For additional information, see Note 21 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

All statements made in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “plan”, “will”, “would”, “should”, “guidance”, “potential”, “continue”, “project”, “forecast”, “confident”, “prospects”, and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, consumer spending, the stock market and the industries in which we operate, changes affecting the Internet, our ability to maintain relationships with strategic partners and suppliers, our ability to timely and successfully develop, maintain and protect our technology and product and service offerings and execute operationally, our ability to attract and retain qualified personnel, our ability to successfully integrate our acquisitions of other businesses and the performance of acquired businesses. More information about potential factors that could affect us are described below. We expressly disclaim any intent or obligation to update these forward-looking statements, except as otherwise specifically stated by us.

Our future success cannot be predicted based upon our limited e-commerce operating history.

Although we commenced operations in 1987, we did not initiate our e-commerce business until the first quarter of 1999 and did not begin operating our e-commerce business until the fourth quarter of 1999. Prior to the fourth quarter of 1999, when we launched our first e-commerce businesses that we operate for our partners, 100% of our revenues had been generated by our discontinued operations. The sale of the discontinued operations was completed in May 2000. Accordingly, 100% of our revenues are currently generated through our e-commerce business. In addition, the nature of our e-commerce business has undergone rapid development and change since we began operating it. Based on our limited experience with our e-commerce business, it is difficult to predict whether we will be successful. Thus, our chances of financial and operational success should be evaluated in light of the risks, uncertainties, expenses, delays and difficulties associated with operating a business in a relatively new and unproven market or a new business in an existing market, many of which may be beyond our control. If we are unable to address these issues, we may not be financially or operationally successful.

We expect continuing losses.

We incurred substantial losses in fiscal 1999, fiscal 2000, fiscal 2001 and fiscal 2002, and as of December 28, 2002, we had an accumulated deficit of $165.5 million. Except for the fourth quarter of fiscal 2001, we have not achieved profitability from our continuing operations, and we do not expect to achieve profitability in fiscal 2003. We may not obtain an appropriate volume of purchases from the e-commerce businesses that we operate, generate an appropriate amount of service fee revenue from our existing partners or add an appropriate amount of new partners to generate sufficient revenues to achieve profitability. Additionally, in 2002 our net loss was greater than the prior year despite an increase in revenue. Therefore, even if we are able to generate increased revenue, there is no assurance that our results will improve. There can be no assurances that we will be able to achieve profitability from our continuing operations.

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

Until fiscal 2001, our business was limited to sporting goods. Today, our operations have expanded into other categories, including consumer electronics and computers, home products, beauty products and licensed entertainment merchandise. In order to successfully expand our business into these and other categories, we must develop and maintain relationships with manufacturers and other suppliers in those categories and hire and retain skilled personnel to help manage these areas of our business. Our failure to successfully expand our business into these and other categories could limit our ability to increase revenues and attract new partners.

Our success is tied to the success of the partners for which we operate e-commerce businesses.

Our future success is substantially dependent upon the success of the partners for which we operate e-commerce businesses. If our partners were to have financial difficulties or seek protection from their creditors, or if we are unable to replace our partners or obtain new partners, it could adversely affect our ability to grow our business. The growth of our business could also be adversely affected if our partners’ marketing, brands or retail stores are not successful.

The uncertainty regarding the general economy may reduce our revenues.

Our revenue and rate of growth depends on the continued growth of demand for the products offered by us, and our business is affected by general economic and business conditions. A decrease in demand, whether caused by changes in consumer spending or a weakening of the U.S. economy, may result in decreased revenue or growth. Terrorist attacks and armed hostilities create economic and consumer uncertainty that could adversely affect our revenue or growth.

We have an e-commerce agreement with Bluelight.com, a subsidiary of Kmart, pursuant to which we operate the Kmart.com Web site. Kmart’s bankruptcy filing may mean that we may not realize all of the economic benefits of that agreement.

Kmart, as well as Bluelight.com, has been operating in bankruptcy since January 2002. The bankruptcy court has permitted Bluelight.com to pay us all amounts due prior to the bankruptcy filing and to continue business as usual with us. In March 2003, we and Bluelight modified our agreement to shorten the term, eliminate the last two of eight fixed fee payments required under the agreement and provide for early termination rights for both us and Bluelight. We will, however, continue to receive a percentage of sales through the Bluelight Web site for the services that we provide under this agreement. Our agreement with Bluelight accounted for 14% of our annual revenue in fiscal 2002. Bluelight.com may cease making future payments and/or reject its agreement with us, thereby terminating our relationship with Bluelight.com. If Bluelight.com ceases making payments, rejects the e-commerce agreement or does not emerge from bankruptcy, we will not realize all of the economic benefits of that agreement.

We enter into contracts with our partners. Some of these partners’ online retail stores account for a significant portion of our revenue. If we do not maintain good working relationships with our partners or perform as required under these agreements, it could adversely affect our business. Additionally, if our partners terminate their contracts with us, it could negatively affect our business.

The contracts with our partners establish new and complex relationships between our partners and us. We spend a significant amount of time and effort to maintain our relationships with our partners and address the issues that from time to time may arise from these new and complex relationships. For fiscal 2002, sales to customers through one of our partner’s e-commerce businesses accounted for 20% of our revenue, sales to customers through another one of our partner’s e-commerce businesses accounted for 12% of our revenue, sales to Kmart as well as related service fees accounted for 14% of our revenue, and sales through our top four partners’ e-commerce businesses and sales to Kmart accounted for 56.4% of our revenue. For fiscal 2001, sales to customers through one of our partner’s e-commerce businesses accounted for 25% of our revenue, sales to customers through another of our partner’s e-commerce businesses accounted for 19% of our revenue and sales through our top five partners’ e-commerce businesses accounted for 62% of our revenue. If we do not maintain good working relationships with our partners or perform as required under these agreements, our partners could seek to terminate the agreements prior to the end of the term or they could decide not to renew the contracts at the end of the term. This could adversely affect our business, financial condition and results of operations. Moreover, our partners could decide not to renew these contracts for reasons not related to our performance.

Our operating results are difficult to predict. If we fail to meet the expectations of public market analysts and investors, the market price of our common stock may decline significantly.

Our annual and quarterly operating results have and may continue to fluctuate significantly due to a variety of factors, many of which are outside of our control. Because our operating results may be volatile and difficult to predict, quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance. In July 2002 and February 2003, we revised our guidance to reflect lower operating results than we had previously disclosed and in February 2003, we announced that we had not met our revised guidance that we had provided for fiscal 2002. In some future quarter, our operating results may also fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock likely will decline significantly.

Factors that may harm our business or cause our operating results to fluctuate include the following:

•	our inability to obtain new partners or to retain existing partners;

•	lower than expected performance of one or more of our partner’s e-commerce businesses;

•	our inability to obtain new customers at a reasonable cost, retain existing customers or encourage repeat purchases;

•	decreases in the number of visitors to or viewers of the e-commerce businesses operated by us or the inability to convert these visitors and viewers into customers;

•	our failure to offer an appealing mix of products or to sell products that we purchase;

•	our inability to adequately maintain, upgrade and develop our partners’ Web sites or the technology and systems we use to process customers’ orders and payments;

•	the ability of our competitors to offer new or superior e-commerce businesses, services or products;

•	price competition that results in lower profit margins or losses;

•	our inability to obtain or develop specific products or brands or unwillingness of vendors to sell their products to us;

•	unanticipated fluctuations in the amount of consumer spending on various products that we sell, which tend to be discretionary spending items;

•	increases in the cost of advertising;

•	increases in the amount and timing of operating costs and capital expenditures relating to expansion of our operations;

•	our inability to manage our shipping costs on a profitable basis or unexpected increases in shipping costs or delivery times, particularly during the holiday season;

•	technical difficulties, system security breaches, system downtime or Internet slowdowns;

•	seasonality;

•	our inability to manage inventory levels or control inventory theft;

•	our inability to manage distribution operations or provide adequate levels of customer service;

•	an increase in the level of our product returns or our inability to effectively process returns;

•	government regulations related to the Internet or e-commerce which could increase the costs associated with operating our businesses, including requiring the collection of sales tax on all purchases through the e-commerce businesses we operate; and

•	unfavorable economic conditions in general or specific to the Internet, e-commerce or the industries in which we operate, which could reduce demand for the products sold through the businesses operated by us.

Seasonal fluctuations in sales could cause wide fluctuations in our quarterly results.

We have experienced and expect to continue to experience seasonal fluctuations in our revenues. These seasonal patterns have caused and will cause quarterly fluctuations in our operating results. In particular, our fourth fiscal quarter has accounted for and is expected to continue to account for a disproportionate percentage of our total annual revenues. In anticipation of increased sales activity during our fourth fiscal quarter, we typically hire a significant number of temporary employees to supplement our permanent staff and significantly increase our inventory levels. For this reason, if our revenues are below seasonal expectations during the fourth fiscal quarter, our operating results could be below the expectations of securities analysts and investors. If our revenues exceed seasonal expectations during the fourth quarter, it could put significant strain on our fulfillment and customer service operations.

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

Because we have not generated sufficient cash from operations to date, we have funded our e-commerce business primarily from the sale of equity securities. Cash from revenues must increase significantly for us to fund anticipated operating expenses internally. If our cash flows are insufficient to fund these expenses, we may in the future need to fund our growth through additional equity or debt financings or reduce costs. Further, we may not be able to obtain financing on satisfactory terms. Our inability to finance our growth, either internally or externally, may limit our growth potential and our ability to execute our business strategy. If we issue securities to raise capital, our existing stockholders may experience dilution or the new securities may have rights senior to those of our common stock.

We must develop and maintain relationships with key manufacturers to obtain a sufficient assortment and quantity of quality merchandise on acceptable commercial terms. If we are unable to do so, it could adversely affect our business, results of operations and financial condition.

For the categories in which we own inventory, we primarily purchase products from the manufacturers and distributors of the products. For the categories in which we provide e-commerce services to our partners, our partners purchase products from the manufacturers and distributors of products. If we or our partners are unable to develop and maintain relationships with these manufacturers, we or our partners may be unable to obtain or continue to carry a sufficient assortment and quantity of quality merchandise on acceptable commercial terms and our business could be adversely impacted. We do not have written contracts with many manufacturers or distributors. In addition, during fiscal 2002, we purchased 20% of the total amount of inventory we purchased during fiscal 2002 from one manufacturer and during fiscal 2001, we purchased 23% and 16% of the total amount of inventory we purchased during fiscal 2001 from two manufacturers. Manufacturers could stop selling products to our partners or us and may ask us or our partners to remove their products or logos from our partners’ Web sites. If our partners or we are unable to obtain products directly from manufacturers, especially popular brand manufacturers, we may not be able to obtain the same or comparable merchandise in a timely manner or on acceptable commercial terms.

We may not be successful in finding, developing and marketing products that consumers of the direct response television campaigns we operate will want to purchase.

For the direct response television campaigns we operate or for which we provide services, our success depends on our ability to select products that consumers will want to purchase. We promote these products on our partners’ Web sites as well as through direct response television programming. If we do not select products that consumers want to purchase, this could result in lost opportunities which could reduce sales.

We may be unable to source product for direct response television campaigns on favorable terms. Additionally, the products we are able to source may not be profitable.

For direct response television campaigns, our financial performance depends on our ability to develop products or acquire the rights to products that will be appealing to consumers. We select products based on management’s retail experience. We may not be successful in finding, developing or marketing products that consumers will want to purchase. Any failure to meet consumers’ desires could result in lost opportunities and excess inventory which could reduce our revenues. Additionally, we may select products that are not profitable which could result in lower margins.

Capacity constraints or system failures could materially and adversely affect our business, results of operations and financial condition.

Any system failure, including network, telecommunications, software or hardware failure, that causes interruption of the availability of our partners’ e-commerce businesses could result in decreased usage of these stores or access to these campaigns. If these failures are sustained or repeated, they could reduce the attractiveness of our partners’ e-commerce businesses to customers, vendors and advertisers. Our operations are subject to damage or interruption from:

•	fire, flood, earthquake or other natural disasters;

•	Power losses, interruptions or brown-outs;

•	Internet, telecommunications or data network failures;

•	physical and electronic break-ins or security breaches;

•	computer viruses; and

•	other similar events.

We have been operating e-commerce businesses for our partners for less than four years. The limited time during which we have been operating these businesses, as well as the inherent unpredictability of the events described above, makes it difficult to predict whether the occurrence of any of these events is likely. If any of these events does occur, it could result in interruptions, delays or cessations in service to customers of our partners’ e-commerce businesses.

In addition, we maintain the computers on which we operate our partners’ online retail stores at the facility of a third-party hosting company. We cannot control the security, maintenance or operation of this facility, which is also susceptible to similar disasters and problems. Our insurance policies may not adequately compensate us for any losses that we may incur. Any system failure that causes an interruption in our service or a decrease in responsiveness could harm our relationships with our customers, partners and vendors and result in reduced revenues.

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

Due to the costs and management time required to introduce new services, products and enhancements, we may be unable to respond to rapid technological changes in a timely enough manner to avoid our services becoming uncompetitive. If this happens, our customers may forgo the use of our services or our partners’ e-commerce businesses and use those of our competitors. To remain competitive, we must continue to enhance and improve the functionality and features of our partners’ e-commerce businesses. The Internet and e-commerce are constantly changing. If competitors introduce new products and services using new technologies or if new industry standards and practices emerge, our partners’ existing e-commerce businesses and our services and proprietary technology and systems may become uncompetitive.

Developing our services offering, our partners’ e-commerce businesses and other proprietary technology entails significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our services offering, our partners’ e-commerce businesses, and our technology to meet customer requirements or emerging industry standards. Additionally, the technology vendors we use for our partners’ e-commerce businesses may not provide the level of service we expect or may not be available on commercially reasonable terms, if at all.

We may be subject to intellectual property claims or competition or trade practices claims that could be costly and could disrupt our business.

Third parties may assert that our business or technologies infringe their intellectual property rights. From time to time, we may receive notices from third parties questioning our right to offer certain services or products or to present specific images or logos on our partners’ e-commerce businesses, or stating that we have infringed their trademarks or copyrights. We may in the future receive claims that we are engaging in unfair competition or other illegal trade practices. We may be unsuccessful in defending against these claims, which could result in substantial damages, fines or other penalties. The resolution of a claim could also require us to change how we do business, redesign our service offering or partners’ e-commerce businesses or enter into burdensome royalty or licensing agreements. These license or royalty agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement. Our insurance coverage may not be adequate to cover every claim that third parties could assert against us. Even unsuccessful claims could result in significant legal fees and other expenses, diversion of management’s time and disruptions in our business. Any of these claims could also harm our reputation.

We rely on our ability to enter into marketing and promotion agreements with online services, search engines, directories and other Web sites to drive traffic to the e-commerce businesses we operate. If we are unable to enter into or properly develop these marketing and promotional agreements, our ability to generate revenue could be adversely affected.

We have entered into marketing and promotion agreements with online services, search engines, directories and other Web sites to provide content, advertising banners and other links that link to our partners’ online retail stores. We expect to rely on these agreements as significant sources of traffic to our partners’ online retail stores and to generate new customers. If we are unable to enter into satisfactory agreements on acceptable terms, our ability to attract new customers could be harmed. Further, many of the parties with which we may have online advertising arrangements could provide advertising services for other marketers of goods. As a result, these parties may be reluctant to enter into or maintain relationships with us. Failure to achieve sufficient traffic or generate sufficient revenue from purchases originating from third parties may result in termination of these types of agreements. Without these relationships, we may not be able to sufficiently increase our market share and revenue.

Our success is dependent upon our executive officers and other key personnel.

Our success depends to a significant degree upon the contribution of our executive officers and other key personnel, particularly Michael G. Rubin, Chairman, President and Chief Executive Officer. We have employment agreements with most of our executive officers and key personnel. Due to the costs associated with compensating executive officers and key personnel and the competition for highly qualified personnel, we cannot be sure that we will be able to retain or attract executive, managerial or other key personnel. We have obtained key person life insurance for Mr. Rubin in the amount of $9.0 million. We have not obtained key person life insurance for any of our other executive officers or key personnel.

We may be unable to hire and retain the skilled personnel necessary to develop our business.

We intend to continue to hire a number of skilled personnel. Due to intense competition for these individuals from our competitors and other employers, we may not be able to attract, assimilate or retain highly qualified personnel in the future. Our failure to attract and retain the experienced and highly trained personnel that are integral to our business may limit our growth.

We may not be able to compete successfully against current and future competitors, which could harm our margins and our business.

E-commerce and the provision of e-commerce services are constantly evolving and are extremely competitive. Increased competition could result in fewer successful outsourced opportunities, price reductions, reduced gross margins and loss of market share, any of which could seriously harm our business, financial condition and results of operations. We compete with companies that may be able to provide solutions to companies that wish to establish e-commerce businesses, including:

•	third party providers, such as Amazon.com and Digital River; and

•	third-party fulfillment and customer services providers, such as Federal Express, UPS and Newroads.

We also compete with the online and offline businesses of a variety of companies, including:

•	specialty sporting goods retailers, such as Footlocker and REI;

•	general merchandise retailers, such as Target, Wal-Mart and Nordstrom;

•	catalog retailers, such as L.L. Bean and Eastbay; and

•	manufacturers, such as Nike.

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

Consumers are constantly changing their buying preferences. If we fail to anticipate these changes, we could experience lower sales, higher inventory markdowns and lower margins for the inventory that we own.

Our success depends, in part, upon our ability and our partners’ ability to anticipate and respond to consumer trends with respect to products sold through the e-commerce businesses we operate. Consumers’ tastes are subject to frequent and significant changes. In order to be successful, our partners and we must accurately predict consumers’ tastes and avoid overstocking or understocking products. If we or our partners fail to identify and respond to changes in merchandising and consumer preferences, our sales could suffer and we and our partners could be required to mark down unsold inventory. This would depress our profit margins. In addition, any failure to keep pace with changes in consumers’ tastes could result in lost opportunities which could reduce sales.

High merchandise returns could adversely affect our business, financial condition and results of operations.

Our policy for allowing our customers to return products is generally consistent with the policies of each of our partners for which we operate e-commerce businesses. If merchandise returns are significant, our revenues and expenses related to our fulfillment center could be adversely affected.

We may be subject to product liability claims that could be costly and time-consuming.

We sell products manufactured by third parties, some of which may be defective. We also send some products that are manufactured by third parties for us. If any product that we sell were to cause physical injury or injury to property, the injured party or parties could bring claims against us as the retailer of the product. Our insurance coverage may not be adequate to cover every claim that could be asserted. Similarly, we could be subject to claims that customers of our partners’ e-commerce businesses were harmed due to their reliance on our product information, product selection guides, advice or instructions. If a successful claim were brought against us in excess of our insurance coverage, it could adversely affect our business. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our business.

We may be liable if third parties misappropriate our customers’ personal information.

If third parties are able to penetrate our network or telecommunications security or otherwise misappropriate our customers’ personal information or credit card information or if we give third parties improper access to our customers’ personal information or credit card information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. They could also include claims for other misuses of personal information, including unauthorized marketing purposes. These claims could result in litigation. Liability for misappropriation of this information could be significant. In addition, the Federal Trade Commission and state agencies regularly investigate various companies’ use of customers’ personal information. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if government agencies investigate our privacy practices.

From time to time, we may acquire or invest in other companies. There are risks associated with potential acquisitions and investments. As a result, we may not achieve the expected benefits of potential acquisitions.

If we are presented with appropriate opportunities, we may make investments in complementary companies, products or technologies or we may purchase other companies. We may not realize the anticipated benefits of any investment or acquisition. We may not be able to successfully assimilate the additional personnel, operations, acquired technology or products or services into our business. Any acquisition may further strain our existing financial and managerial controls and reporting systems and procedures. If we do not successfully integrate any acquired business, the expenditures on integration efforts will reduce our cash position without us being able to realize the expected benefits of the merger. In addition, key personnel of an acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Further, the physical expansion in facilities that would occur as a result of any acquisition may result in disruptions that seriously impair our business. Finally, we may have to incur debt or issue additional equity securities to pay for other acquisitions or investments, the issuance of which could be dilutive to our stockholders.

The consideration we received in exchange for the sale of certain assets related to Ashford may be subject to a number of risks.

In connection with the sale of certain assets related to Ashford, we received equity securities and an earn out that is dependent on Odimo’s consolidated earnings. Fluctuations in the value of these securities and Odimo’s performance will affect our actual realization of the amounts we expect to receive from this sale. Further, as an observable market price does not exist for equity securities of Odimo as it is a private company, our estimates of fair value of such securities are more subjective than for the securities of public companies. We also received a $4.5 million, five year subordinated secured promissory note from Odimo in connection with this sale. There is no guarantee that Odimo will be able to repay this note in full or at all. If Odimo does not pay this note in full, we will realize less than what we expected from this sale.

There are certain risks as a result of litigation pending or threatened against Ashford at the time of the acquisition and with respect to which Ashford may be liable.

While we sold certain assets related to Ashford, Ashford retained its liabilities. Since July 11, 2001, several stockholder class action complaints have been filed in the United States District Court of the Southern District of New York against Ashford, several of Ashford’s officers and directors, and various underwriters of Ashford’s initial public offering. The purported class actions have all been brought on behalf of purchasers of Ashford common stock during various periods beginning on September 22, 1999, the date of Ashford’s initial public offering. The plaintiffs allege that Ashford’s prospectus, included in Ashford’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, certain fees and commissions collected by the underwriters or arrangements designed to inflate the price of the common stock. The plaintiffs further allege that because of these purchases, Ashford’s post-initial public offering stock price was artificially inflated. As a result of the alleged omissions in the prospectus and the purported inflation of the stock price, the plaintiffs claim violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. The complaints have been consolidated into a single action, and the consolidated cases against Ashford have been consolidated with similarly consolidated cases filed against 308 other issuer defendants for the purposes of pretrial proceedings. The claims against Ashford’s officers and directors were dismissed in exchange for tolling agreements which permit the refiling of claims against officers and directors at a later date. A motion to dismiss filed on behalf of all issuer defendants, including Ashford, was denied in all aspects relevant to Ashford on February 19, 2003. We believe that Ashford has defenses against these actions. We believe that the ultimate disposition of these matters will not have a material effect on our business, financial condition or results of operations, although we expect that Ashford will continue to incur costs related to defend this litigation.

We may expand our business internationally, causing our business to become increasingly susceptible to numerous international business risks and challenges that could affect our profitability.

We believe that the current globalization of the economy requires businesses to consider pursuing international expansion. We recently began shipping certain products to Canada. In the future, we may expand into other international markets. International sales are subject to inherent risks and challenges that could adversely affect our profitability, including:

•	the need to develop new supplier and manufacturer relationships, particularly because major manufacturers may require that our international operations deal with local distributors;

•	unexpected changes in international regulatory requirements and tariffs;

•	difficulties in staffing and managing foreign operations;

•	greater difficulty in accounts receivable collection;

•	potential adverse tax consequences;

•	price controls or other restrictions on foreign currency; and

•	difficulties in obtaining export and import licenses

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

Our future success is substantially dependent upon continued growth in the use of the Internet. The number of users and advertisers on the Internet may not increase and commerce over the Internet may not continue to grow for a number of reasons, including:

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

The technology of the Internet is changing rapidly and could render the e-commerce businesses which we operate obsolete.

The technology of the Internet and online retailing is evolving rapidly for many reasons, including:

•	customers frequently changing their requirements and preferences;

•	competitors frequently introducing new products and services; and

•	industry associations and others creating new industry standards and practices.

If the costs associated with the changing technology of the Internet prevents us from enhancing the e-commerce businesses that we operate, those businesses could become less effective, which would reduce our competitive advantage and put our ability to attract and retain customers at risk. Therefore, the potential negative impact of these businesses becoming less effective would affect us to a greater extent than it would affect a company that has other significant channels for the sale or distribution of its products.

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

Our long-term future depends heavily upon the general public’s willingness to use the Internet as a means to purchase goods. The failure of the Internet to continue to develop as an effective commercial tool would seriously damage our future operations. E-commerce is still a relatively new concept, and large numbers of customers may not begin or continue to use the Internet to purchase goods. The demand for and acceptance of products sold over the Internet are highly uncertain, and most e-commerce businesses have a short track record. If consumers are unwilling to use the Internet to conduct business, our business may not develop profitably. The Internet may not succeed as a medium of commerce because of delays in developing elements of the needed Internet infrastructure, such as a reliable network, high-speed modems, high-speed communication lines and other enabling technologies.

The security risks of online retailing may discourage customers from purchasing goods from us.

In order for e-commerce to develop successfully, we and other market participants must be able to transmit confidential information securely over public networks. Third parties may have the technology or know-how to breach the security of customer transaction data. Any breach could cause customers to lose confidence in the security of our partners’ e-commerce businesses and choose not to purchase from those businesses. If someone is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt the operation of our partners’ e-commerce businesses. Concerns about the security and privacy of transactions over the Internet could inhibit the growth of the Internet and e-commerce. Our security measures may not effectively prohibit others from obtaining improper access to the information on our partners’ e-commerce businesses. Any security breach could expose us to risks of loss, litigation and liability and could seriously disrupt our operations.

We need to continuously acquire and effectively use media space to market and sell our direct response television campaign products.

We generally enter into exclusive agreements with media companies, branded manufacturers and other sellers of products to run, their e-commerce businesses, including some of their direct response television campaigns. In those agreements, the media companies, branded manufacturers and other sellers of products generally agree to certain marketing, advertising and air-time commitments for the promotion of products sold through their e-commerce businesses, including direct response television and online retail stores. Air-time is very valuable and is essential for the success of direct response television campaigns. If we are unable to negotiate favorable marketing, advertising and air-time commitments in our agreements with our partners or if our partners do not fulfill their commitments, the amount of products we could sell likely would be lower which would cause our revenues to be lower.

Credit card fraud and other fraud could adversely affect our business.

We do not carry insurance against the risk of credit card fraud and other fraud, so the failure to adequately control fraudulent transactions could increase our general and administrative expenses. With respect to credit card fraud, we have put in place technology and processes to help us detect the fraudulent use of credit card information. With respect to other fraud, such as fraud related to checks and installment sales, we use third party service providers to help us detect fraud. To date, we have not suffered material losses related to fraud. However, we may in the future suffer losses as a result of orders placed with fraudulent even though the associated financial institution or third party service provider approved payment of the orders. Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. With respect to checks and installment sales, generally we are liable for fraudulent transactions.

If one or more states successfully assert that we should collect sales or other taxes on the sale of our merchandise, our business could be harmed.

We do not currently collect sales or other similar taxes for goods sold by us and shipped into states other than Kentucky and Pennsylvania. One or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us or our partners and other out-of-state companies that engage in e-commerce. Recently, certain large retailers, such as Wal-Mart, Target and Toys “R” Us, expanded their collection of sales tax on purchase made through affiliated web sites. Our business could be adversely affected if one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of merchandise through the e-commerce businesses we operate.

Existing or future government regulation could harm our business.

We are subject to the same federal, state and local laws as other companies conducting e-commerce businesses. Today, there are relatively few laws specifically directed towards conducting these types of businesses. However, due to the increasing growth and popularity of the Internet and e-commerce, many laws and regulations relating to these businesses, particularly the Internet, are proposed and considered at the federal, state and local levels. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our business. For example, United States and foreign laws regulate our ability to use customer information and to develop, buy and sell mailing lists. Many of these laws may not contemplate or address the unique issues raised by the Internet or e-commerce. Some laws that do contemplate or address those unique issues, such as the Digital Millennium Copyright Act, are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. These current and future laws and regulations could reduce our ability to operate efficiently.

Laws or regulations relating to user information and online privacy may adversely affect the growth of our Internet business or our marketing efforts.

We are subject to increasing regulation at the federal and state levels relating to privacy and the use of personal user information. Several states have proposed legislation that would limit the uses of personal user information online or require collectors of information to establish privacy policies. The Federal Trade Commission has adopted regulations regarding the collection and use of personal identifying information obtained from children under 13. In addition, bills may be introduced in Congress that would extend online privacy protections to adults. Laws and regulations of this kind may include requirements that we establish procedures to disclose and notify users of privacy and security policies, obtain consent from users for collection and use of information, or provide users with the ability to access, correct and delete personal information stored by us. Even in the absence of those regulations, the Federal Trade Commission has settled several proceedings resulting in consent decrees in which Internet companies have been required to establish programs regarding the manner in which personal information is collected from users and provided to third parties. We could become a party to a similar enforcement proceeding. These regulatory and enforcement efforts could also harm our ability to collect demographic and personal information from users, which could be costly or adversely affect our marketing efforts.

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

We are controlled by certain principal stockholders.

As of February 1, 2003, Michael G. Rubin, our Chairman, President and Chief Executive Officer, beneficially owned 19.1%, funds affiliated with SOFTBANK America Inc., or SOFTBANK, beneficially owned 24.7% and Interactive Technology Holdings, LLC, or ITH, a joint venture company of Comcast Corporation and QVC, Inc., beneficially owned 31.6% of our outstanding common stock, including currently exercisable warrants and options to purchase common stock. Should they decide to act together, any two of Mr. Rubin, SOFTBANK and ITH would be in a position to exercise effective control, and all three would be in a position to exercise complete control, over most matters requiring stockholder approval, including the election or removal of directors, approval of significant corporate transactions and the ability generally to direct our affairs. Furthermore, the stock purchase agreements pursuant to which SOFTBANK and ITH acquired their shares of our common stock provide that SOFTBANK and ITH each have the right to designate up to two members of our board of directors. This concentration of ownership and SOFTBANK’s and ITH’s right to designate members to our board of directors may have the effect of delaying or preventing a change in control of us, including transactions in which stockholders might otherwise receive a premium over current market prices for their shares.

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

ITEM 2:    PROPERTIES.

Our principal executive offices are located in a 56,000 square-foot facility purchased by us in August 1999 and located in King of Prussia, Pennsylvania. We provide our fulfillment operations from a 470,000 square-foot facility purchased by us in April 2002 and located in Louisville, Kentucky. We own both our King of Prussia offices and our Louisville fulfillment center free of any debt. We provide our customer service operations from an 82,000 square-foot customer service call center leased by us and located in Melbourne, FL.

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

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our shareholders during the fiscal quarter ended December 28, 2002.

ITEM 4.1:    EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth information regarding each of our executive officers and key employees:

Name	Age(1)	Title
Michael G. Rubin	30	Chairman, President and Chief Executive Officer
Jordan M. Copland	40	Executive Vice President and Chief Financial Officer
Robert W. Liewald	54	Executive Vice President, Merchandising
Arthur H. Miller	49	Executive Vice President and General Counsel
Mark Reese	40	Executive Vice President and Chief Operating Officer
Michael R. Conn	32	Senior Vice President, Business Development
Steven C. Davis	32	Senior Vice President, Marketing
Joseph Seibert	43	Senior Vice President and Chief Information Officer
Damon Mintzer	37	President and Chief Operating Officer of Global-QVC Solutions, Inc.

(1)	As of March 1, 2003

Michael G. Rubin has served as our Chairman of the Board and Chief Executive Officer since July 1995 and as our President since June 2000. Mr. Rubin was named Entrepreneur of the Year in 1994 and 2000 at the Greater Philadelphia Entrepreneur of the Year Awards sponsored by Ernst & Young. Mr. Rubin attended Villanova University, Villanova, Pennsylvania.

Jordan M. Copland has served as our Executive Vice President and Chief Financial Officer since February 2000. From March 1999 to February 2000, Mr. Copland served as Senior Vice President and Chief Financial Officer of Virgin Entertainment Group, Inc.’s United States-based Megastore and global e-commerce businesses. While at Virgin, Mr. Copland oversaw financial administration and technology. From October 1990 to March 1999, Mr. Copland held a variety of positions with increasing responsibility within The Walt Disney Company, a worldwide entertainment company. Most recently Mr. Copland was Vice President of Finance and Planning for the Disney Consumer Products division. He has also held various leadership and management positions within several other divisions of Disney, including the Disney Publishing Group, Disney Consumer Products Europe, the Middle East and Africa and Walt Disney Records.

Robert W. Liewald has served as our Executive Vice President, Merchandising since July 1999 and worked as a consultant to us and to other companies in the sporting goods industry from June 1998 to July 1999. From January 1995 to June 1998, Mr. Liewald served as Senior Executive Vice President of FILA USA, an athletic footwear and apparel manufacturer. From June 1972 to January 1995, Mr. Liewald held a variety of positions at Foot Locker, Inc. (formerly Venator Group), an athletic footwear and apparel retailer based in New York, New York, most recently as Senior Vice President, Corporate Merchandiser, with merchandising responsibility for all of Foot Locker’s specialty athletic divisions. Also while at Foot Locker, Mr. Liewald served as Vice President, General Merchandise Manager for Champs Sports and Vice President, Merchandise Manager at Foot Locker and Lady Foot Locker.

Arthur H. Miller has served as our Executive Vice President and General Counsel since September 1999. From January 1988 to September 1999, Mr. Miller was a partner in the corporate department of Blank Rome Comisky & McCauley LLP, a law firm based in Philadelphia, Pennsylvania. Mr. Miller joined Blank Rome in April 1983.

Mark S. Reese has served as our Executive Vice President and Chief Operating Officer since May 2000. From February 1999 to May 2000, Mr. Reese served as Chief eCommerce Officer of Toysmart.com, an e-tailer of family products. While at Toysmart.com, Mr. Reese was responsible for the leadership and management of the Internet production, merchandising, fulfillment, customer care, research and online content groups. From December 1997 to February 1999, Mr. Reese was a Senior Manager with Andersen Consulting’s Strategic Services practice group, where he led strategic e-commerce initiatives for Fortune 50 companies.

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

Steven C. Davis has served as our Senior Vice President, Marketing since January 2000. From June 1996 to January 2000, Mr. Davis held a number of management positions at Just for Feet, Inc., a specialty sporting goods retailer based in Birmingham, Alabama. Most recently, Mr. Davis was Vice President of Marketing and previously he served as Director of Marketing and Director of Special Projects. From September 1994 to June 1996, Mr. Davis was enrolled at the University of Pennsylvania’s Wharton School of Business where he received an MBA.

Joseph Seibert has served as our Senior Vice President and Chief Information Officer since February 2003. From May 2002 until January 2003, Mr. Seibert served as a consultant to the Chief Information Officer of Bertelsmann AG, a media and entertainment company. From March 2000 until May 2002, Mr. Seibert served as Vice President and Chief Information Officer for Viacom, Inc., a leading global media company. From 1993 until 2000, Mr. Seibert held a variety of positions within CBS, Inc. including Chief Information Officer from 1998 until 2000.

Damon Mintzer has served as President and Chief Operating Officer of Global-QVC Solutions, Inc., a wholly owned subsidiary of GSI Commerce, Inc., since June 2001. From October 1999 to May 2001, Mr. Mintzer worked for WHN.com. He first served as Vice President of Business Development and then as Senior Vice President as well as General Manager of one of WHN’s two business units. From 1998 to October 1999, Mr. Mintzer served as Director of Sales for the Asia Pacific region for Modus Media International, Inc. From 1995 to 1998, Mr. Mintzer served as Director of Business Development for Modus Media International/Stream International, a subsidiary of R.R. Donnelley & Sons Co.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Price of and Dividends on Common Stock

The following table sets forth the high and low sales prices of our common stock as reported on the Nasdaq National Market under the symbol “GSIC”. The prices shown do not include retail markups, markdowns or commissions.

As of March 21, 2003, we had approximately 2,103 stockholders of record. The closing share price for our common stock on March 21, 2003, as reported on the Nasdaq National Market, was $2.18.

	Prices
	High	Low
Fiscal Year Ended December 29, 2001
First Quarter	$6.38	$2.38
Second Quarter	$8.45	$3.00
Third Quarter	$19.88	$7.45
Fourth Quarter	$21.72	$10.85
Fiscal Year Ended December 28, 2002
First Quarter	$23.00	$12.64
Second Quarter	$17.18	$6.67
Third Quarter	$6.99	$4.76
Fourth Quarter	$5.69	$3.17

We have never declared or paid a cash dividend on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, do not anticipate declaring or paying any cash dividends on our common stock for the foreseeable future.

Information about securities authorized for issuance under our equity compensation plans appears under “Equity Compensation Plan Information” in the Proxy Statement for the 2003 Annual Meeting of our shareholders. That portion of the Proxy Statement is incorporated by reference into this report.

ITEM 6:    SELECTED FINANCIAL DATA.

The following tables present portions of our consolidated financial statements and are not complete. You should read the following selected consolidated financial data together with our consolidated financial statements and related notes to our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected statement of operations data for the years ended December 30, 2000, December 29, 2001 and December 28, 2002 and the balance sheet data as of December 29, 2001 and December 28, 2002 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of operations data for the years ended December 31, 1998 and January 1, 2000 and the balance sheet data as of December 31, 1998, January 1, 2000 and December 30, 2000 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

On April 20, 1999, we formalized a plan to sell our historic branded athletic footwear and our off-price athletic footwear and apparel and action sports divisions in order to focus exclusively on our e-commerce business. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of those divisions have been segregated from that of continuing operations and are presented as discontinued operations. The following selected consolidated financial data and our consolidated financial statements included in this Annual Report on Form 10-K have been reclassified to reflect this presentation.

	Year Ended December 31, 1998	Fiscal Year Ended
		January 1, 2000	December 30, 2000	December 29, 2001	December 28, 2002
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
Net revenues from product sales	$—	$5,511	$41,808	$98,325	$154,819
Service fee revenue	—	—	1,000	4,285	17,819

Net revenues	—	5,511	42,808	102,610	172,638
Cost of revenues from product sales	—	3,817	29,567	67,586	114,258

Gross profit	—	1,694	13,241	35,024	58,380

Operating expenses:
Sales and marketing, exclusive of $0, $192, $1,486, $847 and $532 reported below as stock-based compensation, respectively	—	11,609	37,730	32,390	49,757
Product development, exclusive of $0, $20, $0, $461 and $(44) reported below as stock-based compensation, respectively	—	6,933	7,292	8,590	12,933
General and administrative, exclusive of $150, $2,443, $3,497, $8,974 and $(87) reported below as stock-based compensation, respectively	2,736	8,914	8,730	10,638	14,971
Restructuring costs related to Ashford	—	—	—	—	1,680
Net loss on sale of Ashford assets	—	—	—	—	2,566
Stock-based compensation.	150	2,655	4,983	10,282	401
Depreciation and amortization	567	728	8,074	6,662	10,509

Total operating expenses	3,453	30,839	66,809	68,562	92,817

Other (income) expense:
Other income	—	(2)	—	(502)	—
Interest expense	2,367	313	407	608	749
Interest income	—	(774)	(1,815)	(3,049)	(1,377)

Total other (income) expense	2,367	(463)	(1,408)	(2,943)	(628)

Loss from continuing operations before income taxes	(5,820)	(28,682)	(52,160)	(30,595)	(33,809)
Benefit from income taxes	1,979	2,222	—	—	—

Loss from continuing operations	(3,841)	(26,460)	(52,160)	(30,595)	(33,809)
Discontinued operations:
Income from discontinued operations	9,665	550	—	—	—
Loss on disposition of discontinued operations	—	(17,337)	(5,850)	—	—

Net income (loss)	$5,824	$(43,247)	$(58,010)	$(30,595)	$(33,809)

Earnings (losses) per share—basic and diluted:
Loss from continuing operations	$(.34)	$(1.78)	$(2.37)	$(0.90)	$(0.88)
Income from discontinued operations	.85	.04	—	—	—
Loss on disposition of discontinued operations	—	(1.17)	(0.27)	—	—

Net income (loss)	$.51	$(2.91)	$(2.64)	$(0.90)	$(0.88)

Weighted average common shares outstanding:
Basic and diluted	11,379	14,874	22,028	34,033	38,566

Number of common shares outstanding	11,925	18,475	31,925	37,673	38,784

BALANCE SHEET DATA:
Net assets of discontinued operations	$41,128	$18,381	$—	$—	$—
Total assets	45,053	82,736	160,173	190,765	187,573
Total long-term debt	20,993	2,040	5,750	5,208	—
Working capital	34,846	40,557	80,805	93,702	38,135
Stockholders’ equity .	17,094	59,309	116,300	146,267	120,523

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All statements made in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “plan”, “will”, “would”, “should”, “guidance”, “potential”, “continue”, “project”, “forecast”, “confident”, “prospects”, and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, consumer spending, the stock market and the industries in which we operate, changes affecting the Internet, our ability to maintain relationships with strategic partners and suppliers, our ability to timely and successfully develop, maintain and protect our technology and product and service offerings and execute operationally, our ability to attract and retain qualified personnel, our ability to successfully integrate our acquisitions of other businesses and the performance of acquired businesses. More information about potential factors that could affect us are described below. We expressly disclaim any intent or obligation to update these forward-looking statements, except as otherwise specifically stated by us.

Overview

We develop and operate electronic commerce businesses for retailers, branded manufacturers, media companies, television networks and professional sports organizations. The e-commerce businesses that we operate include the sale of products through online retail stores and direct response television campaigns. We enable our partners to capitalize on their existing brands to exploit e-commerce opportunities. We customize the design of our partners’ e-commerce businesses with a broad range of characteristics that includes differentiated user interfaces on partners’ Web sites, partner-specific content, product descriptions and images, partner specific products for direct response television campaigns and partner specific customer service and fulfillment. We currently derive virtually all of our revenues from the sale of goods through our partners’ e-commerce businesses, toll-free telephone number sales, bulk sales, business-to-business and group sales and related outbound shipping charges, net of allowances for returns and discounts, as well as from fixed and variable fees earned in connection with the development and operation of partners’ e-commerce businesses and the provision of marketing and other services.

Company Background

Prior to our decision to initiate our e-commerce business in 1999, we operated two primary businesses: our Branded division and our Off-Price and Action Sports division. Through our Branded division, we designed, marketed and distributed athletic and outdoor footwear under the RYKÄ brand and the Yukon brand. As part of our Off-Price and Action Sports division, we purchased closeouts, overstocks, canceled orders and excess inventories of athletic, outdoor, casual and specialty footwear, athletic apparel and athletic equipment from manufacturers and retailers for resale, and designed and distributed special make-up athletic equipment. In April 1999, we formalized our plan to divest these divisions in order to focus exclusively on the development of our e-commerce business. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of these divisions have been segregated from those of continuing operations and are presented as discontinued operations.

On June 10, 1999, in order to finance our e-commerce business, we agreed to sell to SOFTBANK 6,153,850 shares of our common stock at a price of $13.00 per share for an aggregate purchase price of approximately $80.0 million. The purchase price reflected the closing price of our common stock on May 26, 1999, the day prior to the date SOFTBANK and we agreed in principle to the transaction. The sale of these shares was completed on July 23, 1999.

On September 24, 1999, in furtherance of our plan to sell our historical businesses, we entered into an agreement, as amended on March 13, 2000, to sell our Off-Price and Action Sports division for a cash payment at closing of $13.2 million and the assumption by the purchaser of $4.0 million in indebtedness. The sale of this division was completed on May 26, 2000. On December 29, 1999, we sold substantially all of the assets of our Branded division, other than accounts receivable of approximately $6.6 million, for a cash payment of approximately $10.4 million. During fiscal 1999 and 2000, we recognized an aggregate loss of approximately $23.2 million related to the disposition of these divisions. Included in accrued expenses and other as of December 30, 2000, December 29, 2001 and December 28, 2002 was $2.2 million, $102,000 and $69,154, respectively, related to certain remaining obligations of the discontinued operations.

On April 27, 2000, in order to continue financing our e-commerce operations, we agreed to sell to funds affiliated with SOFTBANK 2,500,000 shares of our common stock and to Rustic Canyon Ventures, L.P. (f/k/a TMCT Ventures, L.P.), or Rustic Canyon, 625,000 shares of our common stock at a price of $8.00 per share for an aggregate purchase price of $25.0 million. The sale of these shares was completed on May 1, 2000. In addition, as part of this financing, we issued to SOFTBANK warrants to purchase 1,250,000 shares of our common stock and to Rustic Canyon warrants to purchase 312,500 shares of our common stock. These warrants have a three-year term and an exercise price of $10.00 per share.

On September 13, 2000, we agreed to sell to Interactive Technology Holdings, LLC, a joint venture company formed by Comcast Corporation and QVC, Inc., or ITH, 5,000,000 shares of our common stock at $8.15 per share for an aggregate purchase price of $40.8 million. In addition, ITH agreed to purchase, for approximately $563,000, five-year warrants to purchase an additional 4,500,000 shares of our common stock, at prices ranging from $8.15 to $10.00 per share. These warrants were valued at approximately $8.9 million. This investment was completed through two separate closings. On September 13, 2000, ITH invested $14.9 million and on October 5, 2000, ITH invested $26.4 million.

On July 20, 2001, we agreed to sell to ITH 3,000,000 shares of our common stock at $10.00 per share for an aggregate purchase price of $30.0 million. In addition, we issued to ITH a five-year warrant to purchase an aggregate of 300,000 shares of our common stock at an exercise price of $6.00 per share in consideration for certain corporate development services performed by ITH on behalf of us. We valued the warrant at approximately $2.1 million and charged stock-based compensation expense. The investment was completed on August 23, 2001.

In August 2001, we announced our intention to expand our business to include developing and operating e-commerce businesses beyond the sporting goods merchandise category. Concurrent with that announcement, we announced that we had entered into an e-commerce agreement with Bluelight.com, LLC, a subsidiary of Kmart Corporation. Under that agreement, we manage certain aspects of Kmart’s overall e-commerce business, including fulfillment, technology and customer service in exchange for a combination of fixed and variable fees.

During fiscal 2001, we established our media and entertainment division to develop and operate e-commerce businesses for media and entertainment companies.

As part of our plan to selectively pursue additional opportunities outside of sporting goods, while continuing to grow our existing sporting goods business, on September 13, 2001, we entered into a definitive merger agreement to acquire all of the outstanding shares of Ashford. The merger was consummated March 14, 2002. Under the terms of the agreement, Ashford stockholders received $0.125 and 0.0076 of a share of our common stock for each share of Ashford common stock for an aggregate of approximately $7.1 million in cash and 430,000 shares of common stock.

In December 2002, we sold certain assets of Ashford to Odimo. For more information about this sale, see “Business—Recent Developments” in Part I of this Annual Report on Form 10-K.

Financial Presentation

Our consolidated financial statements present:

•	net revenues from product sales, which are derived from the sale of goods through our partners’ e-commerce businesses (which include the sale of products through online retail stores and direct response television campaigns), toll-free telephone number sales, bulk sales, business-to-business and group sales and related outbound shipping charges, net of allowances for returns and discounts. Net revenues from product sales include the revenues of Ashford from March 14, 2002, the date our acquisition of Ashford was completed.

•	service fee revenue, which is derived from fixed and variable fees earned in connection with the development and operation of our partners’ e-commerce businesses and the provision of marketing and other services.

•	cost of revenues from product sales, which includes the cost of products sold and inbound freight related to those products, as well as outbound shipping and handling costs, other than those related to promotional free shipping and subsidized shipping and handling which are included in sales and marketing expense.

•	sales and marketing expenses, which include advertising and promotional expenses, including promotional free shipping and subsidized shipping and handling costs, online marketing fees, commissions to participants in the affiliate programs for our partners’ Web sites, fulfillment costs, customer service costs, credit card fees, merchandising costs and payroll and related expenses. These expenses also include partner revenue share charges, which are royalty payments made to our partners in exchange for the use of their brands, the promotion of our partners’ URLs, Web sites and toll-free telephone numbers in their marketing and communications materials, the implementation of programs to provide incentives to customers to shop through the e-commerce businesses that we operate for our partners and other programs and services provided to the customers of the e-commerce businesses that we operate for our partners.

•	product development expenses, which consist primarily of expenses associated with planning, maintaining and operating our partners’ e-commerce businesses and payroll and related expenses for engineering, production, creative and management information systems.

•	general and administrative expenses, which consist primarily of payroll and related expenses associated with executive, finance, human resources, legal and administrative personnel, as well as bad debt expense and occupancy costs for our headquarters and other offices.

•	restructuring costs related to Ashford, which consists of charges attributable to the cessation of the operations of Ashford, including termination benefits, contractual obligations, asset impairments and other restructuring costs.

•	net loss on sale of Ashford assets, which relates to the loss on the sale of the assets of Ashford, offset, in part, by a gain on the sale of assets relating to the disposition of a division of Ashford Corporate Gifts, Inc., which is a subsidiary of Ashford.

•	stock-based compensation expense, which consists of the amortization of deferred compensation expense for options granted to employees and certain non-employees, the value of the options or warrants granted to certain partners and investors and amortization of deferred partner revenue share charges.

•

depreciation and amortization expenses, which relate primarily to the depreciation of our corporate headquarters and Kentucky fulfillment center, the depreciation and amortization of the capitalized costs for our purchased and internally developed technology, including a portion of the cost related to the employees that developed such technology, hardware and software and the depreciation of improvements, furniture, and fulfillment center and office equipment at our corporate headquarters and our fulfillment and call centers.

•	other income and expense, which consists primarily of interest income earned on cash, cash equivalents, short-term investments and marketable securities, interest expense paid primarily in connection with the former mortgage on our corporate headquarters, interest expense on capital leases and income earned pursuant to the terms of a lease termination agreement.

Results of Operations

Comparison of Fiscal 2002 and 2001

Net Revenues from Product Sales.    Net revenues from product sales increased $56.5 million from $98.3 million for fiscal 2001 to $154.8 million for fiscal 2002. Of this increase, $41.5 million was due to the net addition of online retail stores that were not operated for the entirety of both periods, $12.1 million was due to an increase in sales from our company owned online stores, which was primarily due to the Ashford acquisition, and $7.0 million was due to sales from partners’ online retail stores that were operated for the entirety of both periods, offset, in part, by a $4.1 million decrease in sales through direct response television campaigns primarily due to lower sales of our partner’s products. Net revenues from product sales for fiscal 2002 and fiscal 2001 included $15.3 million and $10.5 million in shipping revenue, respectively.

Service Fee Revenue.    Service fee revenue increased $13.5 million from $4.3 million for fiscal 2001 to $17.8 million for fiscal 2002. This increase was due to a $6.3 million increase in fees related to partners for which we operated e-commerce businesses in both periods and a $7.2 million increase in fees related to new partners added in the second quarter of fiscal 2002.

Cost of Revenues from Product Sales.    We had cost of revenues from product sales of $114.3 million for fiscal 2002 and $67.6 million for fiscal 2001. As a percentage of net revenues from product sales, cost of revenues from product sales was 73.8% and 68.7% for fiscal 2002 and fiscal 2001, respectively. This increase was due primarily to inventory write downs resulting from the Ashford restructuring and the closure of our Kentucky retail store, sales in new product categories, which have lower margins and represent a greater percentage of product sales, and lower margins associated with a bulk sale in fiscal 2002.

Gross Profit.    We had gross profit of $58.4 million for fiscal 2002 and $35.0 million for fiscal 2001. As a percentage of net revenues, gross profit was 33.8% and 34.1% for fiscal 2002 and fiscal 2001, respectively. The increase in gross profit dollars for fiscal 2002 compared to fiscal 2001 was due primarily to an increase of $13.5 million in service fee revenue for fiscal 2002. The decrease in gross profit percentage for fiscal 2002 compared to fiscal 2001 was due primarily to inventory write downs resulting from the Ashford restructuring and the closure of our Kentucky retail store, sales in new product categories, which have lower margins and represent a greater percentage of product sales, and lower margins associated with a bulk sale in fiscal 2002, offset, in part, by the increase in service fee revenue for fiscal 2002.

Sales and Marketing Expenses.    Sales and marketing expenses increased $17.4 million from $32.4 million for fiscal 2001 to $49.8 million for fiscal 2002. This increase was primarily due to a $10.2 million increase in personnel and related costs, of which $7.4 million was attributable to our merchandising, marketing and customer service departments and $2.2 million was attributable to our fulfillment operations, a $2.2 million increase in credit card fees, a $2.0 million increase in partner revenue share charges, a $1.9 million increase in subsidized shipping and handling costs, a $939,000 increase in occupancy costs and an $888,000 increase in professional fees, of which $700,000 was attributable to the write-off of unused pre-paid IT consulting services, offset, in part, by a $2.3 million decrease in advertising costs relating to direct marketing campaigns.

Product Development Expenses.    Product development expenses increased $4.3 million from $8.6 million for fiscal 2001 to $12.9 million for fiscal 2002. This increase was primarily due to a $2.3 million increase in equipment and software maintenance costs related to the increased number of e-commerce businesses that we operated and maintained, a $1.1 million increase in personnel and related costs, a $514,000 increase in communication costs and a $290,000 increase in occupancy costs.

General and Administrative Expenses.    General and administrative expenses increased $4.4 million from $10.6 million for fiscal 2001 to $15.0 million for fiscal 2002. This increase was primarily due to a $1.7 million increase in personnel and related costs, a $940,000 increase in bad debt and chargeback activity primarily as a result of higher chargeback activity related to increased sales activity through our partners’ online stores, offset, in part, by lower direct response television campaign activity in fiscal 2002 and its associated higher bad debt rate, an $857,000 increase in insurance related expenses and other administrative costs and a $614,000 increase in legal, audit and other professional fees.

Restructuring Costs Related to Ashford.    We had restructuring costs related to Ashford of $1.7 million for fiscal 2002. In conjunction with the sale of certain assets of Ashford, we also announced and implemented our plan to cease the operations of Ashford, which accounted for approximately $21.6 million of our revenue for fiscal 2002. This plan involved the liquidation of Ashford’s remaining inventory, the closure of its Houston, Texas fulfillment center and offices and the termination of 71 employees. This plan was substantially completed in January 2003. As of December 28, 2002, two employees had been terminated and actual termination benefits paid were $0.

Costs relating to ongoing operations are not included in restructuring costs related to Ashford. In accordance with Emerging Issues Task Force, or EITF Issue No. 96-9, “Classification of Inventory Markdowns and Other Costs Associated with a Restructuring,” all inventory adjustments that resulted from the cessation of operations of Ashford are included in cost of revenues from product sales. As of December 28, 2002, inventory write downs resulting from the restructuring totaled $1.2 million. No additional write downs from the restructuring are anticipated.

For fiscal 2002, the charges associated with the cessation of Ashford’s operations are included in restructuring costs related to Ashford and were as follows:

Termination benefits	$417,000
Contractual obligations	402,000
Asset impairments	849,000
Other restructuring costs	12,000

$1,680,000

Termination benefits are comprised of severance-related payments for all employees terminated in connection with the Ashford restructuring. The contractual obligations relate to contracts entered into by Ashford prior to the sale of assets to Odimo Acquisition Corp. As of December 28, 2002, we had contractual obligations of $402,000. Asset impairments relate to the closure of Ashford’s fulfillment center and offices. For assets to be disposed of, we estimated the fair value based on expected salvage value less costs to sell. We are actively seeking third-party buyers for the assets held for disposal. As of December 28, 2002, the carrying amount of assets held for disposal was not significant. Other restructuring costs include expenses which are directly attributable to the cessation of operations of Ashford.

Net Loss on Sale of Ashford Assets.    We had a net loss on the sale of assets related to Ashford of $2.6 million for fiscal 2002. Such assets were acquired in March 2002. This net loss was due to a loss of $2.9 million on the sale in December 2002 of certain assets of Ashford to Odimo Acquisition Corp., offset, in part, by a gain of $379,000 on the sale in August 2002 of assets related to the disposition of a division of Ashford Corporate Gifts, Inc., which is a subsidiary of Ashford. We received $1.2 million in cash proceeds from the sale of this division.

Stock-Based Compensation Expense.    Stock-based compensation expense decreased $9.9 million from $10.3 million for fiscal 2001 to $401,000 for fiscal 2002. This decrease was primarily due to a decrease of $6.8 million in charges related to the issuance of warrants during fiscal 2001, a decrease of $2.6 million in charges related to options subject to variable accounting and a decrease of $863,000 in charges related to the issuance of options granted during fiscal 2000 and fiscal 2001 with exercise prices below the then-current market prices of the underlying stock, offset, in part, by an increase of $521,000 related to the amortization of deferred partner revenue share charges. As of December 28, 2002, we had an aggregate of $1.4 million of deferred stock-based compensation remaining to be amortized. We had stock-based compensation expense related to the amortization of deferred partner revenue share charges of $857,000 and $336,000 for fiscal 2002 and fiscal 2001, respectively.

Depreciation and Amortization Expenses.    Depreciation and amortization expenses increased $3.8 million from $6.7 million for fiscal 2001 to $10.5 million for fiscal 2002. The increase in depreciation and amortization expenses was due primarily to a $2.8 million increase in depreciation expense related to the purchase of our Kentucky fulfillment center and the assets purchased to build, manage and operate our e-commerce business, a $1.1 million increase in depreciation and amortization related to assets acquired as part of the Ashford acquisition and an impairment charge of $645,000, offset, in part, by a $710,000 decrease in amortization of goodwill related to our acquisition of Fogdog, Inc. The impairment charge related to the disposal of certain long-lived assets during the fourth quarter of fiscal 2002, which we determined were no longer being used in our continuing operations. The decrease in amortization was due to the discontinuance of amortization of goodwill in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets.”

Interest (Income) Expense.    We had interest income of $1.4 million and interest expense of $749,000 for fiscal 2002 compared to interest income of $3.0 million and interest expense of $608,000 for fiscal 2001. The decrease in interest income of $1.6 million was due to lower interest rates and lower average balances of cash, cash equivalents, short-term investments and marketable securities during fiscal 2002 compared to fiscal 2001.

Other Income.    We had other income of $0 for fiscal 2002 and $502,000 for fiscal 2001, respectively. The income in 2001 related primarily to fees earned pursuant to the terms of a lease termination agreement.

Income Taxes.    Since the sales of our discontinued operations, we have not generated taxable income. Net operating losses generated have been carried back to offset income taxes paid in prior years. The remaining net operating losses will be carried forward. As of December 28, 2002, we had available net operating loss carryforwards of approximately $420.0 million which expire in the years 2003 through 2022. The use of certain net operating loss carryforwards are subject to annual limitations based on ownership changes of our stock, as defined by Section 382 of the Internal Revenue Code. We expect that net operating losses of approximately $243.2 million will expire before they can be utilized. Any otherwise recognizable deferred tax assets have been offset by a valuation allowance for the net operating loss carryforwards.

Comparison of Fiscal 2001 and 2000

Net Revenues from Product Sales.    Net revenues from product sales increased $56.5 million from $41.8 million for fiscal 2000 to $98.3 million for fiscal 2001. Of this increase, $31.2 million was due to the net addition of new sporting goods partners’ online retail stores that were not operated for the entirety of both fiscal 2000 and fiscal 2001 and the addition of the fogdog.com Web site after our acquisition of Fogdog on December 28, 2000, $9.7 million was due to an increase in sales from sporting goods partners’ online retail stores that were operated for the entirety of both periods, $8.7 million was due to an increase in sales through direct response television campaigns primarily from the sale of one of our partner’s products and $6.9 million was due to a net increase in bulk sales. Net revenues for fiscal 2001 and fiscal 2000 included $10.5 million and $3.0 million in shipping revenue, respectively.

Service Fee Revenue.    Service fee revenue increased $3.3 million from $1.0 million for fiscal 2000 to $4.3 million for fiscal 2001. This increase was due to a $4.3 million increase in fees related to a new partner added in fiscal 2001, offset, in part, by a $1.0 million decrease in fees related to the provision of marketing services in fiscal 2000.

Cost of Revenues from Product Sales.    We incurred cost of revenues from product sales of $67.6 million for fiscal 2001 and $29.6 million for fiscal 2000. As a percentage of net revenues from product sales, cost of revenues from product sales was 68.7% for fiscal 2001 and 70.7% for fiscal 2000. This decrease was due primarily to volume and price discounts on merchandise purchased by us.

Gross Profit.    We had gross profit of $35.0 million for fiscal 2001 and $13.2 million for fiscal 2000. As a percentage of net revenues, gross profit was 34.1% for fiscal 2001 and 30.9% for fiscal 2000. The increase in gross profit dollars from fiscal 2000 to fiscal 2001 was due to the increase in net revenues and the increase in gross profit percentage was due primarily to an increase of $3.3 million in service fee revenue for fiscal 2001 and, to a lesser extent, volume and price discounts on merchandise purchased by us.

Sales and Marketing Expenses.    Sales and marketing expenses decreased $5.3 million from $37.7 million for fiscal 2000 to $32.4 million for fiscal 2001. This decrease was primarily due to a $5.6 million decrease in advertising costs, a $3.5 million decrease in third-party warehouse and fulfillment services costs, a $2.1 million decrease in subsidized shipping and handling costs and a $1.3 million decrease in professional fees, offset, in part, by a $3.3 million increase in personnel, occupancy and other costs associated with our Kentucky fulfillment center, a $2.6 million increase in partner revenue share charges and a $1.3 million increase in personnel costs associated with our merchandising, customer service and vendor operations departments.

Product Development Expenses.    Product development expenses increased $1.3 million from $7.3 million for fiscal 2000 to $8.6 million for fiscal 2001. This increase was primarily due to a $971,000 increase in personnel costs, an $885,000 increase in equipment and software maintenance costs associated with the increased number of e-commerce businesses that we operated and maintained and a $428,000 increase in communication costs, offset, in part, by a $961,000 decrease in costs relating to our use of professional consultants.

General and Administrative Expenses.    General and administrative expenses increased $1.9 million from $8.7 million for fiscal 2000 to $10.6 million for fiscal 2001. This increase was primarily due to a $1.6 million increase in credit card chargeback activity due principally to increased sales volume and a $1.2 million increase in insurance related expenses and other administrative costs to support our e-commerce business, offset, in part, by a $753,000 decrease in personnel costs.

Stock-Based Compensation Expense.    Stock-based compensation expense increased $5.3 million from $5.0 million for fiscal 2000 to $10.3 million for fiscal 2001. This increase was primarily the result of higher charges associated with the issuance of warrants to our partners and consultants and charges related to options subject to variable accounting. As of December 29, 2001, we had an aggregate of $3.5 million of deferred stock-based compensation remaining to be amortized. We had stock-based compensation expense related to the amortization of deferred partner revenue share charges of $336,000 for fiscal 2001 and $0 for fiscal 2000.

Depreciation and Amortization Expenses.    Depreciation and amortization expenses decreased $1.4 million from $8.1 million for fiscal 2000 to $6.7 million for fiscal 2001. This decrease was due to a $5.4 million decrease in depreciation expense related to the change in our estimate of the useful lives of our computer hardware and software from two years to four years. This change in our estimate was based on management’s then-current analysis of our historical operating experience, which indicated that the original estimate was no longer appropriate. This decrease in depreciation and amortization expenses was offset, in part, by a $3.5 million increase in depreciation expense related to our corporate headquarters, our Kentucky fulfillment center and the assets purchased to build, manage and operate our e-commerce business and a $706,000 increase in amortization of goodwill associated with our acquisition of Fogdog.

Interest (Income) Expense.    We had interest income of $3.0 million and interest expense of $608,000 for fiscal 2001 compared to interest income of $1.8 million and interest expense of $407,000 for fiscal 2000. The increase in interest income of $1.2 million was due to higher average balances of cash, cash equivalents and short-term investments during fiscal 2001. The increase in interest expense of $201,000 was primarily due to increased interest incurred on the $5.3 million mortgage note on our corporate headquarters which was entered into on April 20, 2000. Twelve months of interest on this note was recorded in fiscal 2001 compared with eight months of interest in fiscal 2000.

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

Certain Related Party Transactions

We have entered into a strategic alliance to provide technology, procurement and fulfillment services for QVC, Inc., which along with its majority stockholder, Comcast Corporation, owns Interactive Technology Holdings, LLC, which is one of our major stockholders. We recognized net revenues of $349,000, $1.8 million and $2.7 million on sales to this related party for fiscal 2000, fiscal 2001 and fiscal 2002, respectively. The terms of these sales are comparable to those with our other business-to-business partners, and the amount included in accounts receivable as a result of these sales was $637,000 as of December 28, 2002.

Critical Accounting Policies

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

We have identified the following as critical accounting polices, which are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions.

Accounting for Inventory

Inventory, primarily consisting of sporting goods, athletic equipment, footwear, apparel and consumer electronics is valued at the lower of cost or market. Inherent in this valuation are significant management judgments and estimates, including among others, assessments concerning obsolescence and shrinkage rates. Based upon these judgments and estimates, which are applied consistently from period to period, we record a valuation allowance to adjust the carrying amount of our inventory.

Accounting for Goodwill and Certain Other Intangibles

We adopted SFAS No. 141, “Business Combinations” as of July 1, 2001. We accounted for our acquisition of Ashford under SFAS No. 141.

Effective December 30, 2001, we adopted the provisions of SFAS, No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under an impairment-only approach, goodwill and certain intangibles are not amortized into results of operations but instead, are reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than their fair value. SFAS No. 142 requires us to complete a two-step impairment test of goodwill. The first step, which was required to be completed by June 29, 2002, was to determine if an impairment existed. The second step, which was required to be completed by December 28, 2002 (if necessary), was to measure the impairment. As part of the impairment test, we obtained an independent, third party valuation in order to determine if the fair value of our recorded goodwill was impaired. The valuation incorporated a variety of methodologies to estimate fair value, including comparing our market capitalization with that of publicly traded companies in similar lines of business, applying price multiples to our estimated future operating results and estimating discounted cash flows. We completed the first step of the impairment test during the second quarter of fiscal 2002 and found no instances of impairment of our recorded goodwill. Therefore, the second step of the impairment test was not necessary during fiscal 2002. In addition, upon adoption of SFAS No. 142, we evaluated our goodwill and intangibles acquired prior to June 30, 2001 using the criteria in SFAS No. 141 and determined that no change in previously recognized goodwill was required.

In connection with the sale of certain assets of Ashford, we disposed of $6.0 million of goodwill associated with the Ashford acquisition. We determined that our remaining $13.5 million of goodwill should be tested for impairment. As part of the impairment test, we obtained an independent, third party valuation in order to determine if the fair value of our remaining recorded goodwill was impaired. The valuation incorporated a variety of methodologies to estimate fair value, including comparing our market capitalization with that of publicly traded companies in similar lines of business, applying price multiples to our estimated future operating results and estimating discounted cash flows. We completed the impairment test in December 2002 and found no instances of impairment of our remaining recorded goodwill.

Accounting for Long-Lived Assets

The ability to realize long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover their carrying amount. Such evaluation is based on various analyses, including undiscounted cash flow and profitability projections that incorporate, as applicable, the impact on the existing business. The analyses necessarily involve significant management judgment. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. During the fourth quarter of fiscal 2002, we determined that certain long-lived assets were no longer being used in our continuing operations and, therefore, that the carrying amounts of these assets were not recoverable. The long-lived assets consisted of furniture and computer hardware and software. We disposed of these assets during the fourth quarter of fiscal 2002 and recorded an impairment charge of $645,000 which is included in depreciation and amortization expense.

Accounting for Notes Receivable

Notes receivable consists primarily of a $4.5 million, five year subordinated secured promissory note, with a stated interest rate of 7%, received in connection with the sale of certain assets of Ashford. The note is due in twenty consecutive quarterly principal payments of $225,000 each, beginning March 2003 through December 2007. Accrued interest on the note is payable with each quarterly principal payment. In order to determine the fair value of the note, we obtained an independent, third party valuation. Based upon the valuation, we determined that the market interest rate of the note is 12.5% and therefore valued the note at approximately $4.0 million. The $500,000 discount will be amortized over the term of the note and recorded as an increase in interest income.

Accounting for Other Equity Investments

Other equity investments consist of shares of, and warrants to purchase Odimo Series D preferred stock convertible into 19.9% of the fully diluted common shares of Odimo, received in connection with the sale of certain assets of Ashford. We do not have the ability to exercise significant influence over Odimo and therefore the investment is accounted for under the cost method. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. The initial cost of our investment was determined based on the fair value of the investment at the time of its acquisition. As an observable market price does not exist for equity securities of private companies, estimates of fair value of such securities are more subjective than for securities of public companies. In order to determine the fair value of the investment in Odimo, we obtained an independent, third party valuation. The valuation incorporated a variety of methodologies to estimate fair value, including comparing the security with securities of publicly traded companies in similar lines of business, applying price multiples to estimated future operating results for Odimo and estimating discounted cash flows. Factors affecting the valuation included restrictions on control and marketability of Odimo’s equity securities and other information available to us, such as our knowledge of the industry and knowledge of specific information about Odimo. Using this valuation, we determined the estimated fair value of the investment to be approximately $2.2 million.

Revenue Recognition

We recognize revenues from product sales or services provided when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

We recognize revenue from product sales, net of estimated returns based on historical experience and current trends, upon shipment of products to customers. We ship the majority of products from our fulfillment center in Louisville, KY. In fiscal 2002, we also shipped products from our former jewelry and luxury goods fulfillment center in Houston, TX. We also rely upon certain vendors to ship products to customers. We act as principal in these transactions, as orders are initiated directly through the e-commerce businesses that we operate, we take title to the goods at the shipping point and have the economic risk related to collection, customer service and returns.

We consider the criteria presented in EITF, No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” in determining the appropriate revenue recognition treatment. Generally, when we are the primary obligor in a transaction, have general inventory risk, have established the selling price, have discretion in supplier selection, have physical loss inventory risk after order placement or during shipping and have credit risk, or have several but not all of these indicators, we record revenue gross as a principal.

We pay a percentage of the revenues generated from the sale of products through the e-commerce businesses that we operate to our respective partners in exchange for the rights to use their brand names and the promotions and advertising that our partners agree to provide. We refer to these royalty payments as partner revenue share charges. We have considered the revenue reduction provisions addressed in EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” and believe that the payment of partner revenue share charges, or the issuance of warrants or stock in lieu of cash partner revenue share charges, to our partners should not result in any reduction of revenues. EITF 00-25 addresses consideration paid to parties along a distribution chain. We purchase merchandise from our vendors, at our discretion, and we are responsible for paying those vendors. The amounts purchased and the prices paid to our vendors are not impacted by the revenue share provisions of our agreements with our partners. Accordingly, our partners and our vendors are not linked in the distribution chain and the provisions of EITF No. 00-25 do not apply.

We recognize revenue from services provided as the services are rendered. If we receive payments for services in advance, these amounts are deferred and then recognized over the service period.

Deferred revenue consists primarily of fees paid in advance to us as of the respective balance sheet date under an agreement to manage certain aspects of a partner’s overall e-commerce business, including fulfillment, technology and customer service. Deferred revenue also consists of amounts received from the sale of gift certificates redeemable through our partners’ e-commerce businesses.

Accounting for Internal-Use Computer Software and Web Site Development Costs

We account for internal-use computer software and Web site development costs in accordance with the AICPA Accounting Standards Executive Committee’s Statement of Position 98-1, “Accounting for the Costs of

Computer Software Developed or Obtained for Internal Use,” and EITF 00-2, “Accounting for Web Site Development Costs.” Accordingly, we generally capitalize costs incurred to develop internal-use computer software during the application development stage, including those relating to developing our partners’ Web sites. We also capitalize costs of enhancements to internal-use computer software, provided that these enhancements result in additional functionality.

We depreciate capitalized costs using the straight-line method over their useful lives, which are based on management’s estimate of the useful life of the underlying asset. During the first quarter of fiscal 2001, management increased its estimate of the useful lives of these capitalized costs from two years to four years. This change had the effect of decreasing the loss from continuing operations for fiscal 2002 by $1.3 million, or $0.03 per share, and for fiscal 2001 by $5.4 million, or $0.16 per share, respectively. This increase was based on management’s then-current analysis of our historical operating experience, which indicated that the original estimate was no longer appropriate.

Accounting for Restructuring Costs

Restructuring costs, which include termination benefits, contractual obligations, asset impairments and other restructuring costs are recorded at estimated fair value. Key assumptions in calculating the restructuring costs included the timing of employee terminations and estimates of the expected salvage value of assets held for disposal. We will review these reserves periodically and adjust them if necessary.

Accounting for Stock-Based Compensation

We account for stock options granted to employees under our incentive and non-incentive stock option plans using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense for stock options issued to employees is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock.

We account for stock options and warrants issued to non-employees using the fair value method prescribed in SFAS No. 123, “Accounting for Stock-Based Compensation,” and in accordance with the provisions of EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF No. 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees.” Accordingly, compensation expense for stock options and warrants issued to non-employees is measured using a Black-Scholes multiple option pricing model that takes into account assumptions as to the expected life of the option or warrant, the expected volatility of our common stock and the risk-free interest rate over the expected life of the option or warrant.

We also record stock-based compensation as deferred partner revenue share charges are amortized. These deferred partner revenue share charges, which are included in other assets, have resulted from the exercise of a right to receive 1,600,000 shares of our common stock in lieu of future cash revenue share payments, and were $13.2 million and $14.1 million as of December 28, 2002 and December 29, 2001, respectively. The deferred partner revenue share charges are being amortized as the revenue share expense is incurred based on actual revenues recognized in a given period and the imputed partner revenue share percentage, which is based on the value of our common stock that was issued upon exercise of the right.

New Accounting Pronouncements

Impairment or Disposal of Long-Lived Assets: In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principals Board, or APB, Opinion

No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS No. 144 retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. This statement is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We adopted this statement in the first quarter of fiscal 2002, and it did not have a significant impact on our financial position or results of operations.

Consideration Given by a Vendor to a Customer or Reseller: In November 2001, the EITF reached a consensus on EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” EITF No. 01-09 addresses the accounting for consideration given by a vendor to a customer or reseller and is a codification of EITF No. 00-14, “Accounting for Certain Sales Incentives,” EITF No. 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future” and EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” We adopted this statement in the first quarter of fiscal 2002, and it did not have a significant impact on our financial position or results of operations.

Costs Associated with Exit or Disposal Activities: In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We adopted this statement in the fourth quarter of fiscal 2002, and it did not have a significant impact on our financial position or results of operations.

Certain Consideration Received from a Vendor: In November 2002, the EITF reached a consensus on EITF No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF 02-16 addresses the accounting of cash consideration received by a customer from a vendor, including vendor rebates and refunds. The consensus reached states that consideration received should be presumed to be a reduction of the prices of the vendor’s products or services and should therefore be shown as a reduction of cost of sales in the income statement of the customer. The presumption could be overcome if the vendor receives an identifiable benefit in exchange for the consideration or the consideration represents a reimbursement of a specific incremental identifiable cost incurred by the customer in selling the vendor’s product or service. If one of these conditions is met, the cash consideration should be characterized as a reduction of those costs in the income statement of the customer. The consensus reached also concludes that if rebates or refunds can be reasonably estimated, such rebates or refunds should be recognized as a reduction of the cost of sales based on a systematic and rational allocation of the consideration to be received relative to the transactions that mark the progress of the customer toward earning the rebate or refund. We do not expect the provisions of this consensus to have a significant impact on our financial position or results of operations.

Stock-Based Compensation: In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement 123.” SFAS No. 148 addresses alternative methods of transition for a voluntary change to fair value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No.148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. We adopted this statement in the fourth quarter of fiscal 2002, and it did not have a significant impact on our financial position or results of operations.

Liquidity and Capital Resources

Our principal source of liquidity is our cash, cash equivalents, short-term investments and marketable securities. Our cash, cash equivalents, short-term investments and marketable securities balances were $74.8 million and $106.7 million as of December 28, 2002 and December 29, 2001, respectively.

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

On April 20, 2000, we received $5.3 million in gross proceeds through a mortgage financing of our corporate headquarters. On April 27, 2000, we raised $25.0 million in gross proceeds through an equity financing with SOFTBANK and Rustic Canyon. On September 13, 2000, we raised $14.9 million in gross proceeds and on October 5, 2000, we raised $26.4 million in gross proceeds, through an equity financing with ITH. On August 23, 2001, we raised $30.0 million in gross proceeds through an equity financing with ITH. See “—Company Background” section above. We have used the proceeds of these financings for additional working capital needs and general business purposes.

We received an aggregate of $23.5 million in proceeds from the sales of our discontinued operations in fiscal 1999 and fiscal 2000, as well as $35.7 million in net cash from the acquisition of Fogdog in fiscal 2000.

We have incurred substantial costs to develop our e-commerce businesses and to recruit, train and compensate personnel for our creative, engineering, business development, marketing, merchandising, customer service, management information systems and administrative departments. In addition, during fiscal 2000, we invested in the required technology, equipment and personnel to make our Kentucky fulfillment center fully operational, and in April 2002, we purchased our previously leased Kentucky fulfillment center for $8.8 million in cash. During fiscal 2002, we spent approximately $12.2 million on upgrades to our technology infrastructure, including upgrades to our server, storage and telecommunications hardware, as well as on technical enhancements to our existing software and on new software solutions, including for customer service, marketing, financial management, merchandise planning, fraud detection and enhanced search functionality. In addition, during fiscal 2002, we spent $1.7 million on the installation of a second, fully redundant data center to increase both our capacity as well as our reliability, $4.0 million on the expansion of our Kentucky fulfillment center to increase capacity and $1.2 million to acquire certain assets of and enhance a 500-seat call center in Melbourne, Florida to expand our customer service capabilities. As of December 28, 2002, we had cash, cash equivalents, short-term investments and marketable securities of $74.8 million, working capital of $38.1 million and an accumulated deficit of $165.5 million.

Operating activities provided net cash of approximately $9.6 million during fiscal 2002. We used approximately $14.1 million in net cash for operating activities during fiscal 2001 and approximately $38.1 million in net cash for operating activities of continuing operations during fiscal 2000. Net cash provided by operating activities during fiscal 2002 was primarily the result of changes in accounts payable and accrued expenses and other, depreciation and amortization, deferred revenue, accounts receivable, inventory, a net loss on the sale of Ashford assets, other assets, non-cash restructuring costs related to Ashford and stock-based compensation, offset, in part, by net losses and changes in prepaid expenses and other current assets. Net cash used for operating activities during fiscal 2001 was primarily the result of net losses and changes in accounts payable and accrued expenses and other, accounts receivable, other assets and prepaid expenses and other current assets, offset, in part, by changes in stock-based compensation, deferred revenue, depreciation and amortization and inventory. Net cash used for operating activities of continuing operations during fiscal 2000 was primarily the result of net losses from continuing operations and changes in inventory, accounts receivable, other assets and prepaid expenses and other current assets, offset in part, by changes in accounts payable and accrued expenses and other, depreciation and amortization, stock-based compensation, refundable income taxes and deferred revenue.

Our investing activities during fiscal 2002 consisted primarily of capital expenditures of $29.0 million. During fiscal 2002, we also purchased $20.6 million and sold $9.1 million of marketable securities, paid $8.9 million for the acquisition of Ashford including acquisition costs and received $2.2 million in gross proceeds from the sale of Ashford assets. During fiscal 2001, we incurred capital expenditures of $8.4 million and received $947,000 in gross proceeds from sales of short-term investments. During fiscal 2000, we incurred capital expenditures of $13.7 million, we received $13.2 million in gross proceeds from the sale our discontinued operations and received $35.7 million in net cash from the acquisition of Fogdog.

Our financing activities during fiscal 2002 consisted primarily of a $5.2 million prepayment of the mortgage on our corporate headquarters and a $3.1 million retirement of a revolving credit facility with Congress Financial Corporation, a unit of First Union National Bank, that had been maintained by Ashford prior to our acquisition of Ashford. During fiscal 2002, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $10.0 million of our common stock. Under this program, we repurchased 73,000 shares of our common stock for an aggregate purchase price of $353,000. During fiscal 2001, we received $30.0 million in gross proceeds from the sale of shares of our common stock to ITH. During fiscal 2000, we received $25.0 million in gross proceeds from the sale of shares of our common stock to SOFTBANK and Rustic Canyon. During fiscal 2000, we also received $41.3 million in gross proceeds from the sale of shares of our common stock and warrants to purchase shares of our common stock to ITH.

We had the following commitments as of December 28, 2002 with respect to our lease obligations, employment agreements, advertising and media agreements and partner revenue share payment obligations.

	Fiscal Year
	2003	2004	2005	2006	2007	Thereafter	Total
	(in thousands)
Capital leases	$78	$—	$—	$—	$—	$—	$78
Operating leases	839	336	310	262	259	627	2,633
Employment agreements	2,609	1,902	1,073	640	—	—	6,224
Advertising and media agreements	267	—	—	—	—	—	267
Partner revenue share payments	1,650	1,700	1,750	1,500	1,500	5,250	13,350

Total commitments	$5,443	$3,938	$3,133	$2,402	$1,759	$5,877	$22,552

To date, we have financed our e-commerce operations primarily from the sale of equity securities. Management expects that our current cash and the collection of accounts receivable will be sufficient to meet our anticipated cash needs for the foreseeable future. While in the fourth quarter of fiscal 2001 we realized income of $260,000, we did not realize income for fiscal 2001 or fiscal 2002, and we do not expect to realize income in fiscal 2003. In order to fund our anticipated operating expenses and realize income, our revenues must increase significantly. If cash flows are insufficient to fund our expenses, we may need to raise additional funds in future periods through public or private debt or equity financings or other arrangements to fund our operations until we achieve profitability. Failure to raise future capital when needed could seriously harm our business and operating results. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders would be reduced to the extent they did not participate in that financing. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in institutional Money Market accounts, auction rate certificates, U.S. Government agencies and auction preferred stock. In order to minimize risk and credit exposure, we invest with four financial institutions. We protect and preserve our invested funds by limiting default, market and reinvestment risk.

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

The following table provides information about our cash equivalents and marketable securities, including principal cash flows by expected maturity and the related weighted average interest rates as of December 28, 2002:

	Fiscal Year							Estimated Fair Value at December 28, 2002
	2003	2004	2005	2006	2007	Thereafter	Total
Money market accounts	$32,855	$—	$—	$—	$—	$—	$32,855	$32,855
Weighted average interest rate	1.34%	—	—	—	—	—	1.34%
Auction rate certificates	18,600	—	—	—	—	—	18,600	18,600
Weighted average interest rate	1.62%	—	—	—	—	—	1.62%
U.S. government agency securities	10,000	—	—	—	—	—	10,000	10,043
Weighted average interest rate	1.96%	—	—	—	—	—	1.96%
Auction preferred stock	1,500	—	—	—	—	—	1,500	1,500
Weighted average interest rate	1.95%	—	—	—	—	—	1.95%

Cash equivalents and marketable securities	$62,955	$—	$—	$—	$—	$—	$62,955	$62,998

We do not intend to hold our marketable securities for more than one year from the most recent balance sheet date and have therefore classified them as a current asset.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements, supplementary data and related documents that are included in this Annual Report on Form 10-K are listed in Item 15(a), Part IV, of this Report.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III

This Part III incorporates certain information from our definitive proxy statement for our 2003 Annual Meeting of Shareholders (the “2003 Proxy Statement”) to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K. Notwithstanding such incorporation, the sections of our 2003 Proxy Statement entitled “Report of the Compensation Committee,” “Report of the Audit Committee” and “Performance Graph” shall not be deemed to be “filed” as part of this Annual Report.

ITEM 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information concerning our directors is incorporated by reference to our 2003 Proxy Statement including but necessarily limited to the sections of the 2003 Proxy Statement entitled “Proposal 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Information concerning our executive officers is included in Item 4.1, Part I, of this Annual Report on Form 10-K.

ITEM 11:    EXECUTIVE COMPENSATION.

This information is incorporated by reference to our 2003 Proxy Statement including but necessarily limited to the section of the 2003 Proxy Statement entitled “Executive Compensation.”

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This information is incorporated by reference to our 2003 Proxy Statement including but necessarily limited to the sections of the 2003 Proxy Statement entitled “Principal Shareholders” and “Equity Compensation Plan Information.”

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

This information is incorporated by reference to our 2003 Proxy Statement including but necessarily limited to the section of the 2003 Proxy Statement entitled “Certain Relationships and Related Transactions.”

ITEM 14:    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls.    There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the principal executive officer’s and principal financial officer’s evaluation referred to above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15:    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  1.    CONSOLIDATED FINANCIAL STATEMENTS

2. FINANCIAL	STATEMENT SCHEDULES

All schedules have been omitted since the required information is included in the financial statements or the notes thereto or is not applicable or required.

3.     EXHIBITS

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Global Sports, Inc. (filed as Appendix B to GSI Commerce, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 27, 2001 and Incorporated herein by reference)

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Global Sports, Inc. (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 and incorporated herein by reference)

3.3	Bylaws, as amended, of Global Sports, Inc. (filed with GSI Commerce, Inc.’s Registration Statement No. 33-33754 and incorporated herein by reference)
4.1	Form of Investor Warrant (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference)
4.2	Form of Partner Warrant (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference)
4.3

Warrant to Purchase 200,000 Shares of Common Stock dated January 30, 2002 (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 and incorporated herein by reference)

4.4	Specimen Common Stock Certificate (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the Quarter ended June 29, 2002 and incorporated herein by reference)
4.5

Registration Rights Agreement, dated July 31, 1995, by and between Global Sports, Inc. and MR Acquisitions, Inc. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on July 31, 1995 and incorporated herein by reference)

4.6

Second Amended and Restated Registration Rights Agreement, dated as of September 13, 2000, by and between Global Sports, Inc., Interactive Technology Holdings, LLC, SOFTBANK Capital Advisors Fund LP and TMCT Ventures, L.P. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on September 13, 2000 and incorporated herein by reference)

4.7

Second Amendment to Second Amended and Restated Registration Rights Agreement, dated as of July 20, 2001, among Global Sports, Inc., SOFTBANK Capital Partners LP, SOFTBANK Capital Advisors Fund LP, Rustic Canyon Ventures, LP (f/k/a TMCT Ventures, LP) and Interactive Technology Holdings, LLC (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on August 27, 2001 and incorporated herein by reference)

10.1+

Global Sports, Inc.’s 1996 Equity Incentive Plan, amended and restated as of January 4, 2001 (filed as Appendix A to GSI Commerce, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 27, 2001 and incorporated herein by reference)

10.2+	Global Sports, Inc.’s 2000 Employee Stock Purchase Plan (filed with GSI Commerce, Inc.’s Preliminary Proxy Statement on Schedule 14A filed on March 22, 2000 and incorporated herein by Reference)
10.3+	Global Sports, Inc.’s 1987 Stock Option Plan (filed with GSI Commerce, Inc.’s Registration Statement No. 33-19754-B and incorporated herein by reference)
10.4+	Global Sports, Inc.’s 1988 Stock Option Plan (filed with GSI Commerce, Inc.’s Registration Statement No. 33-27501 and incorporated herein by reference)
10.5+	Global Sports, Inc.’s 1990 Stock Option Plan (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1990 and incorporated herein by reference)
10.6+	Global Sports, Inc.’s 1992 Stock Option Plan (filed with GSI Commerce, Inc.’s Annual Report onForm 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference)
10.7+	Global Sports, Inc.’s 1993 Stock Option Plan (filed with GSI Commerce, Inc.’s Form S-8 Registration Statement filed on January 3, 1994 and incorporated herein by reference)
10.8+	Global Sports, Inc.’s 1995 Stock Option Plan (filed with GSI Commerce, Inc.’s Current Report on Form 8-K dated July 31, 1995 and incorporated herein by reference)

Exhibit Number	Description
10.9+

Global Sports, Inc.’s 1995 Non-Employee Directors’ Stock Option Plan (filed with GSI Commerce, Inc.’s Proxy Statement on Schedule 14A filed on October 13, 1995 in connection with the 1995 Special Meeting in Lieu of Annual Meeting held on November 15, 1995 and incorporated herein by Reference)

10.10+	Global Sports, Inc.’s Deferred Profit Sharing Plan and Trust (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference)
10.11+

Employment Agreement, dated June 1, 2001, by and between Global Sports, Inc. and Michael G. Rubin (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference)

10.12+

Employment Agreement, dated February 24, 1999, by and between Global Sports, Inc. and Michael R. Conn (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference)

10.13+

Letter Amendment, dated April 23, 2002, to the Employment Agreement, by and between Global Sports, Inc. and Michael R. Conn (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 and incorporated herein by reference)

10.14+

Employment Agreement, dated August 9, 1999, by and between Global Sports, Inc. and Arthur H. Miller (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference)

10.15+

Letter Amendment, dated April 23, 2002, to the Employment Agreement, by and between Global Sports, Inc. and Arthur H. Miller (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 and incorporated herein by reference)

10.16+

Employment Agreement, dated January 10, 2000, by and between Global Sports, Inc. and Steven Davis (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference)

10.17+

Letter Amendment, dated April 23, 2002, to the Employment Agreement, by and between Global Sports, Inc. and Steven Davis (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 and incorporated herein by reference)

10.18+

Employment Agreement, dated February 9, 2000, by and between Global Sports, Inc. and Jordan M. Copland (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference)

10.19+

Employment Agreement, dated May 30, 2000, by and between Global Sports, Inc. and Mark Reese (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 and incorporated herein by reference)

10.20+

Employment Agreement, dated April 23, 2002, by and between Global Sports, Inc. and Robert Liewald (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 and incorporated herein by reference)

10.21+

Personal Services Agreement, dated June 12, 2001, by and between GSI West, Inc. and Damon Mintzer (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 and incorporated herein by reference)

10.22+

Amendment Number 1, dated September 10, 2001, to Personal Services Agreement by and between GSI West, Inc. and Damon Mintzer (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 and incorporated herein by reference)

10.23*

License and E-Commerce Agreement, dated July 6, 2001, by and among Global Sports Interactive, Inc., The Sports Authority, Inc. and The Sports Authority Michigan, Inc. (filed with Amendment No. 1 to GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference)

10.24*

E-Commerce Agreement, dated as of August 10, 2001, by and among Global Sports, Inc., Bluelight.com, LLC and Kmart Corporation (filed with Amendment No. 1 to GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by Reference)

Exhibit Number	Description
10.25*

First Amendment to the E-Commerce Agreement, dated as of August 10, 2001, by and among Global Sports Interactive, Inc., Bluelight.com, LLC and Kmart Corporation, dated as of December 14, 2001 (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 and incorporated herein by reference)

10.26*

Second Amendment to the E-Commerce Agreement, dated as of August 10, 2001, by and among Global Sports Interactive, Inc., Bluelight.com, LLC and Kmart Corporation, dated as of August 9, 2002 (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 and incorporated herein by reference)

10.27

Stock Purchase Agreement, dated as of July 20, 2001, by and among Global Sports, Inc., Michael G. Rubin and Interactive Technology Holdings, LLC (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on August 27, 2001 and incorporated herein by reference)

10.28

Letter Agreement, dated as of July 20, 2001, among Global Sports, Inc., Interactive Technology Holdings, LLC, SOFTBANK Capital Partners LP and SOFTBANK Capital Advisors Fund LP (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on August 27, 2001 and incorporated herein by reference)

10.29*	E-Commerce Agreement, dated as of June 14, 2002, by and among GSI Commerce Solutions, Inc. and Palm, Inc.
10.30*	Amendment No. 1 to E-Commerce Agreement, dated as of June 14, 2002 by and between GSI Commerce Solutions, Inc. and Palm, Inc., dated as of December 3, 2002
21.1	List of Subsidiaries
23.1	Independent Auditors’ Consent (Deloitte & Touche LLP)
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory plan or arrangement
*	Confidential treatment has been requested as to certain portions of this exhibit. The omitted portions have been separately filed with the Securities and Exchange Commission.

(b)    REPORTS ON FORM 8-K

On December 17, 2002 we filed a Current Report on Form 8-K announcing the sale of certain specified assets of the Company to Odimo Acquisition Corp.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf on the date indicated by the undersigned thereunto duly authorized.

Date: March 25, 2003

GSI COMMERCE, INC.

By:	/s/ MICHAEL G. RUBIN
Michael G. Rubin Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ MICHAEL G. RUBIN Michael G. Rubin	Chairman, President and Chief Executive Officer (principal executive officer)	March 25, 2003

/s/ JORDAN M. COPLAND Jordan M. Copland	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 25, 2003

/s/ KENNETH J. ADELBERG Kenneth J. Adelberg	Director	March 25, 2003

/s/ M. JEFFREY BRANMAN M. Jeffrey Branman	Director	March 25, 2003

/s/ RONALD D. FISHER Ronald D. Fisher	Director	March 25, 2003

/s/ HARVEY LAMM Harvey Lamm	Director	March 25, 2003

/s/ MARK S. MENELL Mark S. Menell	Director	March 25, 2003

/s/ MICHAEL S. PERLIS Michael S. Perlis	Director	March 25, 2003

/s/ JEFFREY F. RAYPORT Jeffrey F. Rayport	Director	March 25, 2003

CERTIFICATIONS

I, Michael G. Rubin, Chief Executive Officer of GSI Commerce, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of GSI Commerce, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 25, 2003

/s/ Michael G. Rubin

Michael G. Rubin

Chairman, President and Chief Executive Officer

I, Jordan M. Copland, Chief Financial Officer of GSI Commerce, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of GSI Commerce, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 25, 2003

/s/ Jordan M. Copland

Jordan M. Copland

Executive Vice President and Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of GSI Commerce, Inc.

We have audited the accompanying consolidated balance sheets of GSI Commerce, Inc., formerly, Global Sports, Inc., and subsidiaries (the “Company”) as of December 29, 2001 and December 28, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2001 and December 28, 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 20, 2003

GSI COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 29, 2001	December 28, 2002
ASSETS
Current assets:
Cash and cash equivalents	$105,896	$61,004
Short-term investments	842	2,280
Marketable securities	—	11,543
Accounts receivable, net of allowance of $239 and $1,533, respectively	6,973	3,974
Inventory	17,779	24,306
Prepaid expenses and other current assets	1,502	2,078

Total current assets	132,992	105,185
Property and equipment, net	28,929	48,669
Goodwill, net	13,453	13,453
Notes receivable	—	4,423
Other equity investments	—	2,159
Other assets, net of accumulated amortization of $377 and $1,250, respectively	15,391	13,684

Total assets	$190,765	$187,573

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,356	$31,664
Accrued expenses and other	8,196	20,283
Deferred revenue	8,193	15,025
Current portion—note payable	39	—
Current portion—capital lease obligations	506	78

Total current liabilities	39,290	67,050
Note payable	5,208	—
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, Series A, $0.01 par value, 5,000,000 shares authorized; 400 and 200 shares issued as mandatorily redeemable preferred stock as of December 29, 2001 and December 28, 2002, respectively; 400 and 0 shares outstanding as of December 29, 2001 and December 28, 2002, respectively	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 37,673,808 and 38,857,855 shares issued as of December 29, 2001 and December 28, 2002, respectively; 37,672,598 and 38,783,645 shares outstanding as of December 29, 2001 and December 28, 2002, respectively	377	389
Additional paid in capital	277,628	285,625
Accumulated other comprehensive income	—	57
Accumulated deficit	(131,738)	(165,547)

	146,267	120,524
Less: Treasury stock, at par	—	1

Total stockholders’ equity	146,267	120,523

Total liabilities and stockholders’ equity	$190,765	$187,573

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Fiscal Year Ended
	December 30, 2000	December 29, 2001	December 28, 2002

Revenues:
Net revenues from product sales	$41,808	$98,325	$154,819
Service fee revenue	1,000	4,285	17,819

Net revenues	42,808	102,610	172,638
Cost of revenues from product sales	29,567	67,586	114,258

Gross profit	13,241	35,024	58,380

Operating expenses:
Sales and marketing, exclusive of $1,486, $847 and $532 reported below as stock-based compensation, respectively	37,730	32,390	49,757
Product development, exclusive of $0, $461 and $(44) reported below as stock based compensation, respectively	7,292	8,590	12,933
General and administrative, exclusive of $3,497, $8,974 and $(87) reported below as stock-based compensation, respectively	8,730	10,638	14,971
Restructuring costs related to Ashford	—	—	1,680
Net loss on sale of Ashford assets	—	—	2,566
Stock-based compensation	4,983	10,282	401
Depreciation and amortization	8,074	6,662	10,509

Total operating expenses	66,809	68,562	92,817

Other (income) expense:
Other income	—	(502)	—
Interest expense	407	608	749
Interest income	(1,815)	(3,049)	(1,377)

Total other (income) expense	(1,408)	(2,943)	(628)

Loss from continuing operations	(52,160)	(30,595)	(33,809)
Discontinued operations:
Loss on disposition of discontinued operations	(5,850)	—	—

Net loss	$(58,010)	$(30,595)	$(33,809)

Earnings (losses) per share:
Basic and diluted—
Loss from continuing operations	$(2.37)	$(0.90)	$(0.88)
Loss on disposition of discontinued operations	(0.27)	—	—

Net loss	$(2.64)	$(0.90)	$(0.88)

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Comprehensive Loss	Accumulated Other Comprehensive Income	Treasury Stock		Total
	Shares	Dollars					Shares	Dollars
Consolidated balance at January 1, 2000	19,544	$195	$102,461	$(43,133)		$—	1,069	$(214)	$59,309
Net loss				(58,010)	$(58,010)				(58,010)
Net unrealized gains on available-for-sale securities					—	—			—

Comprehensive loss					$(58,010)

Issuance of common stock and warrants to SOFTBANK and Rustic Canyon Ventures, LP, net of costs	3,125	31	24,752						24,783
Issuance of common stock and issuance of warrants valued at approximately $8.9 million to ITH, net of costs	5,000	50	41,263						41,313
Issuance of common stock in acquisition of Fogdog,Inc.	5,067	51	42,305						42,356
Issuance of options and warrants to purchase common stock in exchange for services			5,573						5,573
Issuance of common stock upon exercise of options and warrants	205	2	724						726
Issuance of common stock under Employee Stock Purchase Plan	53	1	249						250
Retirement of treasury stock	(1,069)	(11)	(203)				(1,069)	214	—

Consolidated balance at December 30, 2000	31,925	319	217,124	(101,143)		—	—	—	116,300
Net loss				(30,595)	$(30,595)				(30,595)
Net unrealized gains on available-for-sale securities					—	—			—

Comprehensive loss					$(30,595)

Issuance of common stock in lieu of future cash revenue share payments	1,600	16	14,400						14,416
Issuance of common stock to ITH, net of costs	3,000	30	29,970						30,000
Issuance of options and warrants to purchase common stock in exchange for services			9,962						9,962
Issuance of common stock upon exercise of options and warrants	958	10	5,722						5,732
Issuance of common stock under Employee Stock Purchase Plan	191	2	683						685
Contribution from stockholder			71						71
Repurchase of warrants			(300)						(300)
Purchase of treasury stock			(4)				1		(4)

Consolidated balance at December 29, 2001	37,674	$377	$277,628	$(131,738)		$—	1	$—	$146,267
Net loss				(33,809)	$(33,809)				(33,809)
Net unrealized gains on available-for-sale securities					57	57			57

Comprehensive loss					$(33,752)

Issuance of common stock in acquisition of Ashford.com, Inc.	430	4	6,877						6,881
Issuance of options and warrants to purchase common stock in exchange for services			(452)						(452)
Issuance of common stock upon exercise of options and warrants	599	6	1,358						1,364
Issuance of common stock under Employee Stock Purchase Plan	155	2	566						568
Purchases of treasury stock			(352)				73	(1)	(353)

Consolidated balance at December 28, 2002	38,858	$389	$285,625	$(165,547)		$57	74	$(1)	$120,523

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended
	December 30, 2000	December 29, 2001	December 28, 2002
Cash Flows from Operating Activities:
Net loss	$(58,010)	$(30,595)	$(33,809)
Deduct:

Loss on disposition of discontinued operations	(5,850)	—	—

Loss from continuing operations	(52,160)	(30,595)	(33,809)

Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	8,074	6,662	10,509
Stock-based compensation	4,983	10,282	401
Non-cash restructuring costs related to Ashford	—	—	841
Net loss on sale of Ashford assets	—	—	2,566
Changes in operating assets and liabilities, net of discontinued operations:
Accounts receivable, net	(3,660)	(2,533)	4,693
Inventory	(7,056)	1,423	3,978
Prepaid expenses and other current assets	(49)	(17)	(329)
Other assets, net	(196)	(893)	861
Refundable income taxes	1,338	—	—
Accounts payable and accrued expenses and other	10,454	(5,296)	13,458
Deferred revenue	130	6,876	6,431

Net cash provided by (used in) continuing operations	(38,142)	(14,091)	9,600
Net cash used in discontinued operations	(670)	—	—

Net cash provided by (used in) operating activities	(38,812)	(14,091)	9,600

Cash Flows from Investing Activities:
Acquisition of property and equipment, net	(13,675)	(8,433)	(29,039)
Reductions to goodwill	—	200	—
Proceeds from sale of Ashford assets	—	—	2,151
Net cash received from acquisition of Fogdog, net of acquisition costs	35,692	—	—
Net cash paid for acquisition of Ashford	—	—	(8,860)
Proceeds from sale of discontinued operations	13,200	—	—
Purchases of marketable securities	—	—	(20,578)
Sales of marketable securities	—	—	9,092
(Purchases) sales of short-term investments	(794)	947	(38)

Net cash provided by (used in) investing activities	34,423	(7,286)	(47,272)

Cash Flows from Financing Activities:
Repurchase of warrants	—	(300)	—
Repayments of capital lease obligations	(1,394)	(282)	(429)
Proceeds from mortgage note	5,300	—	—
Repayments of mortgage note	(18)	(35)	(5,247)
Retirement of Ashford revolving credit facility	—	—	(3,123)
Purchases of treasury stock	—	(4)	(353)
Proceeds from sale of common stock and warrants	64,545	30,700	568
Proceeds from exercises of common stock options and warrants	623	5,111	1,364
Contribution from stockholder.	—	71	—

Net cash provided by (used in) financing activities	69,056	35,261	(7,220)

Net increase (decrease) in cash and cash equivalents	64,667	13,884	(44,892)
Cash and cash equivalents, beginning of year	27,345	92,012	105,896

Cash and cash equivalents, end of year	$92,012	$105,896	$61,004

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS

GSI Commerce, Inc., formerly, Global Sports, Inc., (“GSI” or the “Company”), a Delaware corporation, develops and operates electronic commerce businesses for retailers, branded manufacturers, media companies, television networks and professional sports organizations. The e-commerce businesses that we operate include the sale of products through online retail stores and direct response television campaigns. The Company enables its partners to capitalize on their existing brands to exploit e-commerce opportunities. The Company customizes the design of its partners’ e-commerce businesses with a broad range of characteristics that includes differentiated user interfaces on partners’ Web sites, partner-specific content pages, product descriptions and images, partner specific products for direct response television campaigns and partner specific customer service and fulfillment. The Company currently derives virtually all of its revenues from the sale of goods through its partners’ e-commerce businesses, toll-free telephone number sales, bulk sales, business-to-business and group sales and related outbound shipping charges, net of allowances for returns and discounts, as well as from fixed and variable fees earned in connection with the development and operation of partners’ e-commerce businesses and the provision of marketing and other services.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

The following summarize the Company’s significant accounting policies:

Fiscal Year:    During 1999, the Company changed its fiscal year end date from a calendar year end to a year end date representing the Saturday closest to December 31, beginning with the fiscal year ended January 1, 2000. The fiscal year is named for the calendar year ending on that December 31. The effects on results of operations of the two fewer days in the fiscal year ended December 30, 2000 and one fewer day in each of the fiscal years ended December 29, 2001 and December 28, 2002 are not significant.

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

Fair Values:    The estimated fair value amounts presented in these consolidated financial statements have been determined by the Company using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Such fair value estimates are based on pertinent information available to management as of December 29, 2001 and December 28, 2002, and have not been comprehensively revalued for purposes of these consolidated financial statements since such dates.

Cash and Cash Equivalents:    The Company considers all highly liquid investments with maturities at date of purchase of three months or less to be cash equivalents. The carrying value of cash equivalents approximates their current market value.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short Term Investments:    Short-term investments consist of certificates of deposit. The Company has classified these short-term investments as held-to-maturity and recorded them at amortized cost.

Marketable Securities:    Marketable securities, which consist of investments in debt securities, are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded as a component of stockholders’ equity. The Company does not intend to hold its marketable securities for more than one year from the most recent balance sheet date and has therefore classified them as a current asset. Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income or loss. As of December 28, 2002, the Company recorded net unrealized gains on its marketable securities of $57,000.

Inventory:    Inventory, primarily consisting of sporting goods, athletic equipment, footwear, apparel and consumer electronics is valued at the lower of cost (determined using the first-in, first-out method) or market. Inherent in this valuation are significant management judgments and estimates, including among others, assessments concerning obsolescence and shrinkage rates. Based upon these judgments and estimates, which are applied consistently from period to period, the Company records a valuation allowance to adjust the carrying amount of its inventory.

Property and Equipment:    Property and equipment are stated at cost, net of accumulated depreciation or amortization. Costs incurred to develop internal-use computer software during the application development stage, including those relating to developing partners’ Web sites, generally are capitalized. Costs of enhancements to internal-use computer software are capitalized, provided that these enhancements result in additional functionality. Depreciation or amortization is provided using the straight-line method over the estimated useful lives of the assets, which are generally:

•	Four years for computer hardware and software;

•	Three to ten years for furniture, and fulfillment center and office equipment;

•	The lesser of fifteen years or lease term for leasehold improvements;

•	Fifteen years for building improvements; and

•	Thirty years for buildings.

Upon retirement or other disposition of these assets, the cost and related accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss, if any, is recognized as a component of depreciation or amortization expense. Expenditures for maintenance and repairs are expensed as incurred.

Change in Useful Life of Property and Equipment:    During the three-month period ended March 31, 2001, the Company increased its estimate of the useful lives of its computer hardware and software from two years to four years. This change had the effect of decreasing the loss from continuing operations for the fiscal year ended December 29, 2001 by $5.4 million, or $0.16 per share, and for the fiscal year ended December 28, 2002 by $1.3 million, or $0.03 per share. The increase in estimated useful lives was based on the Company’s then-current analysis of its historical operating experience, which indicated that the original estimate was no longer appropriate.

Change in Accounting for Goodwill and Certain Other Intangibles:    The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” as of July 1, 2001. The Company accounted for its acquisition of Ashford.com, Inc. (“Ashford”) under SFAS No. 141 (see Note 3).

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective December 30, 2001, the Company adopted the provisions of SFAS, No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under an impairment-only approach, goodwill and certain intangibles are not amortized into results of operations but instead, are reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than their fair value. SFAS No. 142 requires the Company to complete a two-step impairment test of goodwill. The first step, which was required to be completed by June 29, 2002, was to determine if an impairment existed. The second step, which was required to be completed by December 28, 2002 (if necessary), was to measure the impairment. As part of the impairment test, the Company obtained an independent, third party valuation in order to determine if the fair value of its recorded goodwill was impaired. The valuation incorporated a variety of methodologies to estimate fair value, including comparing the Company’s market capitalization with that of publicly traded companies in similar lines of business, applying price multiples to the Company’s estimated future operating results and estimating discounted cash flows. The Company completed the first step of the impairment test during the three-month period ended June 29, 2002 and found no instances of impairment of its recorded goodwill. Therefore, the second step of the impairment test was not necessary during fiscal 2002. In addition, upon adoption of SFAS No. 142, the Company evaluated its goodwill and intangibles acquired prior to June 30, 2001 using the criteria in SFAS No. 141 and determined that no change in previously recognized goodwill was required.

In connection with the sale of certain assets of Ashford, the Company disposed of $6.0 million of goodwill associated with the Ashford acquisition. The Company determined that its remaining $13.5 million of goodwill should be tested for impairment. As part of the impairment test, the Company obtained an independent, third party valuation in order to determine if the fair value of its remaining recorded goodwill was impaired. The valuation incorporated a variety of methodologies to estimate fair value, including comparing the Company’s market capitalization with that of publicly traded companies in similar lines of business, applying price multiples to the Company’s estimated future operating results and estimating discounted cash flows. The Company completed the impairment test in December 2002 and found no instances of impairment of its remaining recorded goodwill.

The following is a reconciliation of reported net loss to net loss adjusted to reflect the impact of the discontinuance of the amortization of goodwill for the fiscal years ended December 30, 2000, December 29, 2001 and December 28, 2002:

	Fiscal Year Ended
	December 30, 2000	December 29, 2001	December 28, 2002
	(in thousands)
Net loss:
Reported net loss	$(58,010)	$(30,595)	$(33,809)
Goodwill amortization	—	710	—

Adjusted net loss	$(58,010)	$(29,885)	$(33,809)

Losses per share—basic and diluted:
Reported net loss per share	$(2.64)	$(0.90)	$(0.88)
Goodwill amortization	—	0.02	—

Adjusted losses per share—basic and diluted	$(2.64)	$(0.88)	$(0.88)

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Lived Assets:    The ability to realize long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover their carrying amount. Such evaluation is based on various analyses, including undiscounted cash flow and profitability projections that incorporate, as applicable, the impact on the existing business. The analyses necessarily involve significant management judgment. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. During the three-month period ended December 28, 2002, the Company determined that certain long-lived assets were no longer being used in its continuing operations and, therefore, that the carrying amounts of these assets were not recoverable. The long-lived assets consisted of furniture and computer hardware and software. The Company disposed of these assets during the three-month period ended December 28, 2002 and recorded an impairment charge of $645,000 which is included in depreciation and amortization expense.

Notes Receivable:    Notes receivable consists primarily of a $4.5 million, five year subordinated secured promissory note, with a stated interest rate of 7%, received in connection with the sale of certain assets of Ashford (see Note 3). The note is due in twenty consecutive quarterly principal payments of $225,000 each, beginning March 2003 through December 2007. Accrued interest on the note is payable with each quarterly principal payment. In order to determine the fair value of the note, the Company obtained an independent, third party valuation. Based upon the valuation, the Company determined that the market interest rate of the note is 12.5% and therefore valued the note at approximately $4.0 million. The $500,000 discount will be amortized over the term of the note and recorded as an increase in interest income.

Other Equity Investments:    Other equity investments consist of shares of, and warrants to purchase, Odimo Incorporated’s (“Odimo”) Series D preferred stock convertible into 19.9% of the fully diluted common shares of Odimo, received in connection with the sale of certain assets of Ashford (see Note 3). The Company does not have the ability to exercise significant influence over Odimo and, therefore, the investment is accounted for under the cost method. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. The initial cost of the Company’s investment was determined based on the fair value of the investment at the time of its acquisition. As an observable market price does not exist for equity securities of private companies, estimates of fair value of such securities are more subjective than for securities of public companies. In order to determine the fair value of the investment in Odimo, the Company obtained an independent, third party valuation. The valuation incorporated a variety of methodologies to estimate fair value, including comparing the security with securities of publicly traded companies in similar lines of business, applying price multiples to estimated future operating results for Odimo and estimating discounted cash flows. Factors affecting the valuation included restrictions on control and marketability of Odimo’s equity securities and other information available to the Company, such as the Company’s knowledge of the industry and knowledge of specific information about Odimo. Using this valuation, the Company determined the estimated fair value of the investment to be approximately $2.2 million.

Other Assets, Net:    Other assets, net consists primarily of deferred partner revenue share charges, resulting from the exercise of a right to receive 1,600,000 shares of the Company’s common stock in lieu of future cash partner revenue share payments (see Note 7). The 1,600,000 shares of GSI common stock issued are subject to restrictions, including the prohibition of the transfer of such shares. These restrictions lapsed as to 10% of such shares on December 31, 2002 and will lapse as to an additional 10% of such shares on the last day of each quarter thereafter, becoming free of all such transfer restrictions on March 31, 2005. Deferred partner revenue share charges were $0, $14.1 million and $13.2 million as of December 30, 2000, December 29, 2001 and December 28, 2002, respectively, and are being amortized as stock-based compensation expense as the partner revenue share expense is incurred. The partner revenue share expense incurred is based on actual revenues

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized in a given period and the imputed partner revenue share percentage, which is based on the value of the Company’s common stock that was issued upon exercise of the right. Stock-based compensation expense related to the amortization of deferred partner revenue share charges was $0, $336,000 and $857,000 for the fiscal years ended December 30, 2000, December 29, 2001 and December 28, 2002, respectively.

Deferred Revenue:    Deferred revenue consists primarily of fees paid in advance to the Company under an agreement to manage some aspects of certain partners’ overall e-commerce business, including fulfillment, technology and customer service, existing at the balance sheet date. Deferred revenue also consists of amounts received from the sale of gift certificates redeemable through the Company’s partners’ e-commerce businesses.

Net Revenues from Product Sales:    The Company derives its net revenues from product sales from the sale of goods through its partners’ e-commerce businesses (which include the sale of products through online retail stores and direct response television campaigns), toll-free telephone number sales, bulk sales, business-to-business and group sales and related outbound shipping charges, net of allowances for returns and discounts. Other sources of revenue, including commissions from the sale of gift certificates to the Company’s retail partners’ land-based stores and the sale of advertising on the partners’ Web sites, were not significant for the fiscal years ended December 30, 2000, December 29, 2001 and December 28, 2002.

The Company recognizes revenues from product sales when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured.

The Company recognizes revenue from product sales, net of estimated returns based on historical experience and current trends, upon shipment of products to customers. The Company ships the majority of product from the Company’s fulfillment center in Louisville, KY. During the fiscal year ended December 28, 2002, the Company also shipped product from its former jewelry and luxury goods fulfillment center in Houston, TX. The Company also relies on certain vendors to ship products to customers. The Company acts as principal in these transactions, as orders are initiated directly through the e-commerce businesses that the Company operates, the Company takes title to the goods at the shipping point and has the economic risk related to collection, customer service and returns.

The Company considers the criteria presented in Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” in determining the appropriate revenue recognition treatment. Generally, when the Company is the primary obligor in a transaction, has general inventory risk, establishes the selling price, has discretion in supplier selection, has physical loss inventory risk after order placement or during shipping, and has credit risk, or has several but not all of these indicators, the Company records revenue gross as a principal.

The Company pays to its partners a percentage of the revenues generated from the sale of products through the e-commerce businesses that the Company operates in exchange for the rights to use their brand names and the promotions and advertising that its partners agree to provide. The Company refers to these royalty payments as partner revenue share charges. The Company has considered the revenue reduction provisions addressed in EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” and believes that the payment of partner revenue share charges, or the issuance of warrants or stock in lieu of cash partner revenue share charges, to its partners should not result in any reduction of revenues. EITF 00-25 addresses consideration paid to parties along a distribution chain. The Company purchases merchandise from its vendors, at its discretion, and is responsible for paying those vendors. The amounts purchased and the prices paid to the Company’s vendors are not in any way impacted by the revenue share provisions of the Company’s agreements with its partners. Accordingly, the Company’s partners and vendors are not linked in the distribution chain, and the provisions of EITF No. 00-25 do not apply.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cost of Revenues from Product Sales:    Cost of revenues from product sales includes the cost of products sold and inbound freight related to these products, as well as outbound shipping and handling costs, other than those related to promotional free shipping and subsidized shipping and handling which are included in sales and marketing expense.

Sales and Marketing:    Sales and marketing expenses include advertising and promotional expenses, including promotional free shipping and subsidized shipping and handling costs, online marketing fees, commissions to affiliates, fulfillment costs, customer service costs, credit card fees, merchandising costs and payroll and related expenses. These expenses also include partner revenue share charges, which are royalty payments made to the Company’s partners in exchange for the use of the partners’ brands, the promotion of their URLs, Web sites and toll-free telephone numbers in their marketing and communications materials, the implementation of programs to provide incentives to customers to shop through the e-commerce businesses that the Company operates for its partners and other programs and services provided to the customers of the e-commerce businesses that the Company operates for its partners. Partner revenue share charges were $1.1 million, $3.6 million and $5.7 million for the fiscal years ended December 30, 2000, December 29, 2001 and December 28, 2002, respectively.

Shipping and Handling Costs:    The Company defines shipping and handling costs as only those costs incurred for a third-party shipper to transport products to the customer and these costs are included in cost of revenues from product sales. In some instances, shipping and handling costs exceed shipping charges to the customer and are subsidized by the Company. Additionally, the Company selectively offers promotional free shipping whereby it ships merchandise to customers free of all shipping and handling charges. The cost of promotional free shipping and subsidized shipping and handling was $3.0 million, $960,000 and $2.9 million for the fiscal years ended December 30, 2000, December 29, 2001 and December 28, 2002, respectively, and was charged to sales and marketing expense.

Fulfillment Costs:    The Company defines fulfillment costs as personnel, occupancy and other costs associated with its Kentucky fulfillment center and its former Texas fulfillment center, personnel and other costs associated with its logistical support and vendor operations departments and third-party warehouse and fulfillment services costs. Fulfillment costs were $10.6 million, $10.0 million and $12.5 million for the fiscal years ended December 30, 2000, December 29, 2001 and December 28, 2002, respectively, and are included in sales and marketing expense.

Advertising:    The Company expenses the cost of advertising, which includes on-line marketing fees, media, agency and production expenses, in accordance with the AICPA Accounting Standards Executive Committee’s Statement of Position (“SOP”) 93-7, “Reporting on Advertising Costs.” Advertising production

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

costs are expensed the first time the advertisement runs. On-line marketing fees and media (television, radio and print) placement costs are expensed in the month the advertising appears. Agency fees are expensed as incurred. Advertising expense was $11.3 million, $5.6 million and $3.4 million for the fiscal years ended December 30, 2000, December 29, 2001 and December 28, 2002, respectively, and are included in sales and marketing expenses.

Product Development:    Product development expenses consist primarily of expenses associated with planning, maintaining and operating the Company’s partners’ e-commerce businesses, and payroll and related expenses for the Company’s engineering, production, creative and management information systems departments.

Costs incurred to develop internal-use computer software during the application development stage, including those relating to developing the Company’s partners’ Web sites, generally are capitalized. Costs of enhancements to internal-use computer software are also capitalized, provided that these enhancements result in additional functionality.

Restructuring Costs Related to Ashford:    Restructuring costs related to Ashford, which include termination benefits, contractual obligations, asset impairments and other restructuring costs are recorded at estimated fair value. Key assumptions in calculating the restructuring costs related to Ashford included the timing of employee terminations and estimates of the expected salvage value of assets held for disposal. The Company will review these reserves periodically and adjust them if necessary.

Stock-Based Compensation:    SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company accounts for stock-based compensation for stock options and warrants issued to non-employees in accordance with SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF No. 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees.” Accordingly, compensation expense for stock options and warrants issued to non-employees is measured using a Black-Scholes multiple option pricing model that takes into account assumptions as to the expected life of the option or warrant, the expected volatility of our common stock and the risk-free interest rate over the expected life of the option or warrant.

The following table illustrates the pro forma net loss and losses per share for the fiscal years ended December 30, 2000, December 29, 2001 and December 28, 2002 as if compensation expense for stock options issued to employees had been determined consistent with SFAS No. 123:

	Fiscal Year Ended
	December 30, 2000	December 29, 2001	December 28, 2002
	(in thousands)
Net loss, as reported	$(58,010)	$(30,595)	$(33,809)
Deduct: Total stock-based compensation determined under fair value based method for all awards	(6,193)	(7,923)	(6,491)

Pro forma net loss	$(64,203)	$(38,518)	$(40,300)

Losses per share—basic and diluted:
Net loss per share, as reported	$(2.64)	$(0.90)	$(0.88)

Pro forma net loss per share	$(2.91)	$(1.13)	$(1.04)

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also records stock-based compensation as deferred partner revenue share charges are amortized. Stock-based compensation related to the amortization of deferred partner revenue share charges was $0, $336,000 and $857,000 for the fiscal years ended December 30, 2000, December 29, 2001 and December 28, 2002, respectively.

Income Taxes:    The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Reclassifications:    Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to those classifications used in the current year.

New Accounting Pronouncements

Impairment or Disposal of Long-Lived Assets:    In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principals Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS No. 144 retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. This statement is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company adopted this statement in the first quarter of fiscal 2002, and it did not have a significant impact on the Company’s financial position or results of operations.

Consideration Given by a Vendor to a Customer or Reseller:    In November 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” EITF No. 01-09 addresses the accounting for consideration given by a vendor to a customer or reseller and is a codification of EITF No. 00-14, “Accounting for Certain Sales Incentives,” EITF No. 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future” and EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” The Company adopted this statement in the first quarter of fiscal 2002, and it did not have a significant impact on the Company’s financial position or results of operations.

Costs Associated with Exit or Disposal Activities:    In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted this statement in the fourth quarter of fiscal 2002, and it did not have a significant impact on the Company’s financial position or results of operations.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain Consideration Received from a Vendor:    In November 2002, the EITF reached a consensus on EITF No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF 02-16 addresses the accounting of cash consideration received by a customer from a vendor, including vendor rebates and refunds. The consensus reached states that consideration received should be presumed to be a reduction of the prices of the vendor’s products or services and should therefore be shown as a reduction of cost of sales in the income statement of the customer. The presumption could be overcome if the vendor receives an identifiable benefit in exchange for the consideration or the consideration represents a reimbursement of a specific incremental identifiable cost incurred by the customer in selling the vendor’s product or service. If one of these conditions is met, the cash consideration should be characterized as a reduction of those costs in the income statement of the customer. The consensus reached also concludes that if rebates or refunds can be reasonably estimated, such rebates or refunds should be recognized as a reduction of the cost of sales based on a systematic and rational allocation of the consideration to be received relative to the transactions that mark the progress of the customer toward earning the rebate or refund. We do not expect the provisions of this consensus to have a significant impact on our financial position or results of operations.

Stock-Based Compensation:    In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement 123.” SFAS No. 148 addresses alternative methods of transition for a voluntary change to fair value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No.148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The Company adopted this statement in the fourth quarter of fiscal 2002, and it did not have a significant impact on the Company’s financial position or results of operations.

NOTE 3—ACQUISITIONS AND DISPOSITIONS

Ashford

On March 14, 2002, the Company completed its acquisition of all of the outstanding common stock of Ashford pursuant to a definitive merger agreement executed on September 13, 2001. During the three-month period ended September 28, 2002, the Company completed the disposition of a division of Ashford Corporate Gifts, Inc., which is a subsidiary of Ashford and in December 2002, the Company sold certain assets of Ashford to Odimo Acquisition Corp., a wholly owned subsidiary of Odimo. In conjunction with the sale of certain assets of Ashford, the Company also announced and implemented its plan to cease the operations of Ashford.

Acquisition of Ashford

The Company’s primary reason for the acquisition was to extend its outsource business model into the jewelry, luxury goods and corporate gifts categories. The primary factors that contributed to recognition of goodwill were the reduction of the book value of Ashford’s net assets from the measurement date to the date the merger was completed and the adjustment of Ashford’s inventory and certain liabilities to fair value.

As consideration for the purchase, the Company issued to the stockholders of Ashford $7.1 million in cash and approximately 430,000 shares of the Company’s common stock valued at $6.9 million based on a value of $16.00 per share, which was the average closing price of the Company’s common stock for the period from September 6, 2001 to September 18, 2001.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquisition was accounted for under SFAS No. 141 as a purchase, and the acquisition cost of $15.7 million was allocated to the assets acquired and the liabilities assumed based upon estimates of their respective fair values. A total of $8.8 million, representing the excess of the purchase price over fair value of the net assets acquired, was allocated to goodwill.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

Assets acquired:
Short-term investments	$1,400
Accounts receivable, net of allowance of $1,184	2,168
Inventory	11,954
Prepaid expenses and other current assets	551
Property and equipment	1,681
Goodwill	8,815
Other assets	723

Total assets acquired	$27,292

Liabilities assumed:
Accounts payable	$986
Accrued expenses and other	7,133
Deferred revenue	313
Revolving credit facility	3,123

Total liabilities assumed	$11,555

During the three-month period ended June 29, 2002, the Company obtained a third-party valuation relating to intangible assets acquired from Ashford that were initially classified as goodwill pending completion of the valuation. The Company reclassified certain other intangible assets from goodwill and included them in other assets, net. These other intangible assets acquired from Ashford consisted of Ashford’s customer base and trademarks. The Company recorded the customer base at $1.5 million and the trademarks at $1.6 million, respectively.

The customer base acquired had an estimated useful life of five years and was amortized using the straight-line method. The Company recorded amortization of $233,000 for the fiscal year ended December 28, 2002. The trademarks acquired had an indefinite useful life, and therefore, under SFAS No. 142, they would not have been amortized into results of operations but instead would have been reviewed for impairment and written down and charged to results of operations only in periods in which their recorded value was more than their fair value. These assets were sold in conjunction with the sale of certain assets of Ashford described below.

The Company’s consolidated results of operations incorporates Ashford’s results of operations commencing on the March 14, 2002 acquisition date.

The unaudited pro forma combined information below presents the combined results of operations of the Company and Ashford as if the acquisition had occurred at the beginning of the respective periods presented. The unaudited pro forma combined information, based upon the historical consolidated financial statements of the

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company and Ashford, is based on an acquisition cost of $15.7 million and assumes that an estimated $6.7 million of acquisition cost over the book value of Ashford’s net tangible assets is allocated to goodwill.

	Fiscal Year Ended
	December 29, 2001	December 28, 2002
	(in thousands, except per share amounts)
Revenues	$152,274	$179,175
Net loss	$(80,307)	$(39,482)
Net loss per share (1)	$(2.33)	$(1.02)

(1)	Net loss per share is calculated using the weighted average number of common shares outstanding, including the issuance of approximately 430,000 shares to stockholders of Ashford as if such event had occurred at the beginning of the respective periods presented.

The unaudited pro forma combined information is not necessarily indicative of the results of operations of the combined company had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

Sale of Ashford Assets

During the three-month period ended September 28, 2002, the Company completed the disposition of a division of Ashford Corporate Gifts, Inc., which is a subsidiary of Ashford. The Company received $1.2 million in cash proceeds and recognized a gain on the sale of assets of $379,000.

In December 2002, the Company entered into a definitive agreement with Odimo Acquisition Corp., a wholly owned subsidiary of Odimo to sell certain assets of Ashford, including Ashford’s trademark, URL, other intangible assets and selected inventory. Under the terms of the agreement, the Company received (i) $956,000 in cash, (ii) a $4.5 million, five year subordinated secured promissory note, valued at approximately $4.0 million, (iii) shares of, and warrants to purchase, Odimo’s Series D preferred stock convertible into 19.9% of the fully diluted common shares of Odimo, valued at approximately $2.2 million, and (iv) a right to receive 10% of Odimo’s consolidated EBITDA from 2003 to 2007 up to a maximum aggregate payment of $2.0 million. EBITDA represents earnings (or loss) before interest income/expense, taxes, depreciation and amortization and other non-cash expenses, including stock-based compensation. The Company completed the sale on December 27, 2002 and recognized a loss on the sale of assets of $2.9 million.

Cessation of Ashford Operations

In conjunction with the sale of certain assets of Ashford, the Company also announced and implemented its plan to cease the operations of Ashford, which accounted for approximately $21.6 million of the Company’s total revenue for the fiscal year ended December 28, 2002. This plan involved the liquidation of Ashford’s remaining inventory, the closure of its Houston, Texas fulfillment center and offices and the termination of 71 employees. This plan was substantially completed in January 2003. As of December 28, 2002, two employees had been terminated and actual termination benefits paid were $0.

Costs relating to ongoing operations are not included in restructuring costs related to Ashford. In accordance with EITF Issue No. 96-9, “Classification of Inventory Markdowns and Other Costs Associated with a Restructuring,” all inventory adjustments that resulted from the cessation of operations of Ashford are included in cost of revenues from product sales. As of December 28, 2002, inventory write downs resulting from the restructuring totaled $1.2 million. No additional write downs from the restructuring are anticipated.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 28, 2002, the charges associated with the cessation of Ashford’s operations are included in restructuring costs related to Ashford and were as follows (in thousands):

Termination benefits	$417
Contractual obligations	402
Asset impairments	849
Other restructuring costs	12

$1,680

Termination benefits are comprised of severance-related payments for all employees terminated in connection with the Ashford restructuring. The contractual obligations relate to contracts entered into by Ashford prior to the sale of assets to Odimo Acquisition Corp. As of December 28, 2002, the Company had contractual obligations of $402,000. Asset impairments relate to the closure of Ashford’s fulfillment center and offices. For assets to be disposed of, the Company estimated the fair value based on expected salvage value less costs to sell. The Company is actively seeking third-party buyers for the assets held for disposal. At December 28, 2002, the carrying amount of assets held for disposal was not significant. Other restructuring costs include expenses which are directly attributable to the cessation of operations of Ashford.

Fogdog

On December 28, 2000, the Company completed its acquisition of Fogdog, Inc. (“Fogdog”) pursuant to a definitive merger agreement executed on October 24, 2000. As consideration for the purchase, the Company issued to the stockholders of Fogdog approximately 5.1 million shares of the Company’s common stock valued at $38.7 million based on the stock price as of the measurement date.

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

The Company’s consolidated results of operations incorporates Fogdog’s results of operations commencing upon the December 28, 2000 acquisition date. The effect of incorporating Fogdog’s results of operations for the three days ended December 30, 2000 was not significant.

NOTE 4—MARKETABLE SECURITIES

Marketable securities, at estimated fair value, consist of the following as of December 28, 2002:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Auction preferred stock	$1,500	$—	$—	$1,500
U.S. government agency securities	9,986	57	—	10,043

	$11,486	$57	$—	$11,543

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and estimated fair value of investments in debt securities as of December 28, 2002, by contractual maturity, are as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due within one year	$6,983	$6,993
Due after one year through two years	4,503	4,550

	$11,486	$11,543

NOTE 5—PROPERTY AND EQUIPMENT

The major classes of property and equipment, at cost, as of December 29, 2001 and December 28, 2002 are as follows:

	December 29, 2001	December 28, 2002
	(in thousands)
Computer hardware and software	$27,120	$37,686
Building and building improvements	7,125	20,773
Furniture, and fulfillment center and office equipment	4,463	4,822
Land	1,242	3,663
Leasehold improvements	3,119	421
Construction in progress	—	468

	43,069	67,833
Less: Accumulated depreciation and amortization	(14,140)	(19,164)

Property and equipment, net	$28,929	$48,669

NOTE 6—LEASES

Capital Leases

During the fourth quarter of fiscal 2000, the Company entered into various capital leases for computer hardware and furniture. As of December 28, 2002, one capital lease remained with an outstanding principal balance of $78,000. The Company’s net investment in these capital leases as of December 28, 2002 was $570,000, which is included in property and equipment. Interest expense recorded on the capital leases for the fiscal years ended December 30, 2000, December 29, 2001 and December 28, 2002 was $3,000, $116,000 and $59,000, respectively.

Operating Leases

The Company leases its former Houston, TX fulfillment center and offices, its Melbourne, FL call center, its former Louisville, KY retail store as well as additional office space and certain fixed assets under noncancellable operating leases. The Company previously leased its Louisville, KY fulfillment center until April 2002, at which time it was purchased by the Company. Rent expense under operating lease agreements was $1.2 million, $1.8 million and $2.3 million for the fiscal years ended December 30, 2000, December 29, 2001 and December 28, 2002, respectively.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments under leases as of December 28, 2002, together with the present value of those future minimum lease payments, are as follows:

	Capital Leases	Operating Leases
	(in thousands)
2003	$78	$839
2004	—	336
2005	—	310
2006	—	262
2007	—	259

Total future minimum lease payments	78	$2,006

Less: Interest discount amount	—

Total present value of future minimum lease payments	78
Less: Current portion	78

Long-term portion	$—

NOTE 7—STOCKHOLDERS’ EQUITY

Preferred Stock:

On May 24, 2001, the stockholders approved an amendment to the Company’s Certificate of Incorporation that increased the maximum number of authorized shares of preferred stock, $.01 par value, by 4,000,000 to 5,000,000. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation and conversion and redemption rights.

In connection with the acquisition of an off-price and action sports business on May 12, 1998, the Company issued 10,000 shares of mandatorily redeemable Series A preferred stock. The redemption price of these shares of preferred stock, which originally was contingent on certain sales and gross profit targets, ranged from a minimum of $.01 per share to a maximum of $50.00 per share, and the shares were redeemable over a five year period. During the fiscal year ended January 1, 2000, 2,000 shares were redeemed for $100,000.

In connection with the sale of the Company’s off-price and action sports division, the Company redeemed an additional 7,200 shares of series A preferred stock on May 26, 2000 for an aggregate redemption price of $360,000. The remaining 800 shares of Series A preferred stock which were outstanding as of December 30, 2000 were redeemable over a three year period for an aggregate redemption price of $8.00.

The Company redeemed an additional 400 shares of the Series A preferred stock during the fiscal year ended December 29, 2001 for an aggregate redemption price of $4.00, redeemed an additional 200 shares of the Series A preferred stock during the fiscal year ended December 28, 2002 for an aggregate redemption price of $2.00, and purchased the remaining 200 shares of the Series A preferred stock on August 19, 2002 for an aggregate purchase price of $2.00. There were no shares of series A preferred stock outstanding as of December 28, 2002.

Common Stock:

On May 24, 2001, the stockholders approved an amendment to the Company’s Certificate of Incorporation that increased the maximum number of authorized shares of common stock, $.01 par value, by 30,000,000 to 90,000,000.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 23, 2001, pursuant to the terms of a stock purchase agreement entered into on July 20, 2001, the Company issued to Interactive Technology Holdings, LLC, a joint venture company formed by Comcast Corporation and QVC, Inc. (“ITH”), 3,000,000 shares of its common stock at a price of $10.00 per share, for an aggregate purchase price of $30.0 million. At the same time, ITH acquired 1,000,000 shares of the Company’s common stock from Michael G. Rubin, Chairman, President and Chief Executive Officer of the Company, at a price of $10.00 per share, for an aggregate purchase price of $10.0 million.

On July 20, 2001, a right to receive 1,600,000 shares of the Company’s common stock was exercised in lieu of future cash revenue share payments. On the day immediately preceding the exercise of the right, the closing price of a share of the Company’s common stock was $9.00, and the shares were valued at approximately $14.4 million. The 1,600,000 shares of GSI common stock issued are subject to restrictions which prohibit the transfer of such shares. These restrictions lapsed as to 10% of such shares on December 31, 2002 and will lapse as to an additional 10% of such shares on the last day of each quarter thereafter, becoming free of all such transfer restrictions on March 31, 2005.

On September 13, 2000, the Company agreed to sell to ITH 5,000,000 shares of common stock at $8.15 per share in cash, for an aggregate purchase price of $40.8 million. In addition, ITH agreed to purchase, for approximately $563,000, warrants to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $10.00 per share and 2,000,000 shares of the Company’s common stock at an exercise price of $8.15 per share. These warrants have a term of five years and were valued at approximately $8.9 million. This investment was completed through two separate closings. On September 13, 2000, ITH invested $14.9 million and on October 5, 2000, ITH invested $26.4 million. The Company has granted ITH certain “demand” and “piggy-back” registration rights with respect to the shares of common stock issued to ITH and issuable to ITH upon exercise of the warrants.

On April 27, 2000, the Company agreed to sell to funds affiliated with SOFTBANK America Inc. (collectively “SOFTBANK”) 2,500,000 shares of common stock and to Rustic Canyon Ventures, LP (f/k/a TMCT Ventures, LP) (“Rustic Canyon”) 625,000 shares of common stock at a price of $8.00 per share in cash for an aggregate purchase price of $25.0 million. The sale of these shares was completed on May 1, 2000. In addition, as part of this financing, the Company issued to SOFTBANK warrants to purchase 1,250,000 shares of common stock and to Rustic Canyon warrants to purchase 312,500 shares of common stock. These warrants have a three-year term and an exercise price of $10.00 per share.

Employee Stock Purchase Plan:

In March 2000, the Company’s board of directors adopted, and in May 2000, the Company’s stockholders approved, the 2000 Employee Stock Purchase Plan (the “ESPP”). A total of 400,000 shares of common stock are authorized for issuance under the ESPP, plus an annual increase equal to the lesser of (i) 50,000 shares, or (ii) such smaller number of shares as determined by the board of directors; provided that the total aggregate number of shares issuable under the ESPP may not exceed 900,000 shares. The ESPP is implemented by the periodic offerings of rights to all eligible employees from time to time, as determined by the board of directors. The maximum period of time for an offering is 27 months. The purchase price per share at which common stock is sold in an offering is established by the board of directors prior to the commencement of the offering, but such price may not be less than the lower of (i) 85% of the fair market value of a share of common stock on the date the right to purchase such shares was granted (generally the first day of the offering) or (ii) 85% of the fair market value of a share of common stock on the applicable purchase date. As of December 28, 2002 and December 29, 2001, 399,201 shares and 244,546 shares, respectively, of common stock had been issued under the ESPP.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Treasury Stock:

In June 2002, the Company’s Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $10.0 million of the Company’s common stock. Under this program, the Company repurchased 73,000 shares on the open market during the fiscal year ended December 28, 2002.

During the fiscal year ended December 29, 2001, the Company repurchased 1,210 shares of the Company’s common stock from former employees of Fogdog.

On March 13, 2000, the Company’s Board of Directors approved the retirement of 1,069,086 shares of treasury stock held by the Company. The treasury stock was retired during the three-months ended April 1, 2000.

NOTE 8—STOCK OPTIONS AND WARRANTS

The Company maintains incentive and non-incentive stock option plans for certain employees, directors and other persons (the “Plans”). Under the terms of the Plans, the Company may grant incentive and non-incentive options and restricted and unrestricted stock awards to purchase up to 8,092,571 shares of common stock. The options granted under the Plans generally vest at various times over periods ranging up to five years and have terms of up to ten years after the date of grant, unless the optionee leaves the employ of or ceases to provide services to the Company. Stock appreciation rights (“SARs”) may be granted under the Plans either alone or in tandem with stock options. Generally, recipients of SARs are entitled to receive, upon exercise, cash or shares of common stock (valued at the then fair market value of the Company’s common stock) equal to such fair market value on the date of exercise minus such fair market value on the date of grant of the shares subject to the SAR, although certain other measurements also may be used. A SAR granted in tandem with a stock option is exercisable only if and to the extent that the option is exercised. No SARs have been granted to date under the Plans.

In connection with the Fogdog acquisition, the Company assumed all of the outstanding options issued under the Fogdog, Inc. 1999 Stock Incentive Plan (the “Fogdog Plan”), as well as an outstanding warrant. Upon closing of the merger, options outstanding under the Fogdog Plan became options to purchase an aggregate of 381,500 shares of the Company’s common stock and the outstanding warrant became a warrant to purchase 555,437 shares of the Company’s common stock. The terms of the Fogdog options are similar to the terms of the options issuable under the Company’s Plans.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option activity for the fiscal years ended December 30, 2000, December 29, 2001 and December 28, 2002:

	Fiscal Year Ended
	December 30, 2000		December 29, 2001		December 28, 2002
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Outstanding, beginning of fiscal year	1,924	$11.71	4,552	$9.29	5,527	$8.02
Granted and assumed(1)	3,472	8.92	2,640	7.02	807	12.45
Exercised	(202)	3.15	(889)	5.73	(270)	4.73
Cancelled	(642)	14.93	(776)	16.21	(744)	12.85

Outstanding, end of fiscal year	4,552	9.29	5,527	8.02	5,320	8.24

Exercisable, end of fiscal year	1,399	9.82	1,960	8.82	2,504	8.23

(1)	For the fiscal year ended December 30, 2000, the number of shares granted and assumed includes the assumption of 381,500 outstanding options issued under the Fogdog, Inc. 1999 Stock Incentive Plan assumed by the Company in connection with the Fogdog acquisition.

The following table summarizes the warrant activity for the fiscal years ended December 30, 2000, December 29, 2001 and December 28, 2002:

	Fiscal Year Ended
	December 30, 2000		December 29, 2001		December 28, 2002
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Outstanding, beginning of fiscal year	488	$11.90	7,251	$9.50	7,817	$9.27
Granted and assumed(1)	7,045	9.59	1,237	7.48	—	—
Exercised	(2)	7.35	(70)	7.27	(330)	9.32
Cancelled	(280)	16.22	(601)	7.93	(405)	9.67

Outstanding, end of fiscal year	7,251	9.50	7,817	9.27	7,082	9.25

Exercisable, end of fiscal year.	7,250	9.50	7,567	9.50	6,882	9.44

(1)	For the fiscal year ended December 30, 2000, the number of shares granted and assumed includes the assumption of an outstanding warrant to purchase 555,437 shares of the Company’s common stock assumed by the Company in connection with the Fogdog acquisition.

During the fiscal year ended December 28, 2002, the Company granted to employees options to purchase an aggregate of 807,470 shares of the Company’s common stock at prices ranging from $4.03 to $19.94 per share. The weighted average fair value and the weighted average exercise price of the options granted with exercise prices at the then-current market prices of the underlying stock during the fiscal year ended December 28, 2002 was $8.66 and $12.45 per share, respectively. For the fiscal year ended December 28, 2002, the Company

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded a reduction of $508,000 in stock-based compensation expense relating to options and restricted stock, $(21,000) relating to employees and $(487,000) relating to consultants.

During the fiscal year ended December 28, 2002, warrants to purchase an aggregate of 634,557 shares of the Company’s common stock were net-exercised. There were no cash proceeds as a result of the net exercises, and the Company issued a net of 279,724 shares of its common stock. The Company recognized $53,000 of stock-based compensation expense for the fiscal year ended December 28, 2002 relating to these net exercises.

During the fiscal year ended December 29, 2001, the Company granted to employees options and restricted stock awards to purchase an aggregate of 2,385,600 shares of the Company’s common stock at prices ranging from $0.01 to $19.00 per share and granted to consultants options to purchase an aggregate of 255,050 shares of the Company’s common stock at prices ranging from $5.69 to $11.63 per share. The weighted average fair value and the weighted average exercise price of the options granted with exercise prices at the then-current market prices of the underlying stock during the fiscal year ended December 29, 2001 was $4.59 and $7.12 per share, respectively. The weighted average fair value and the weighted average exercise price of the options granted with exercise prices below the then-current market prices of the underlying stock during the fiscal year ended December 29, 2001 was $10.44 and $1.00 per share, respectively. The weighted average fair value and the weighted average exercise price of the options granted with exercise prices above the then-current market prices of the underlying stock during the fiscal year ended December 29, 2001 was $3.02 and $6.94 per share, respectively. For the fiscal year ended December 29, 2001, the Company recorded $3.1 million of stock-based compensation expense relating to options and restricted stock, $2.1 million relating to employees and $1.0 million relating to consultants.

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

During the fiscal year ended December 29, 2001, the Company granted to partners and consultants warrants to purchase an aggregate of 1,236,620 shares of the Company’s common stock at prices ranging from $2.50 to $17.15 per share. The weighted average fair value and the weighted average exercise price of the warrants granted with exercise prices at the then-current market prices of the underlying stock during the fiscal year ended December 29, 2001 was $9.74 and $13.40 per share, respectively. The weighted average fair value and the weighted average exercise price of the warrants granted with exercise prices below the then-current market prices of the underlying stock during the fiscal year ended December 29, 2001 was $6.81 and $4.75 per share, respectively. For the fiscal year ended December 29, 2001, the Company recorded $6.8 million of stock-based compensation expense relating to warrants.

On July 20, 2001, the Company issued to ITH a five-year warrant to purchase an aggregate of 300,000 shares of the Company’s common stock at an exercise price of $6.00 per share in consideration for certain corporate development services performed by ITH on behalf of the Company, which is included in the number of warrants granted to partners and consultants described above. The Company valued the warrant at approximately $2.1 million and recorded this amount as stock-based compensation expense, which is included in the amount of stock-based compensation expense relating to warrants for the fiscal year ended December 29, 2001 described above.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fiscal year ended December 30, 2000, the Company granted to employees options and restricted stock awards to purchase an aggregate of 2,875,439 shares of the Company’s common stock at prices ranging from $0.01 to $20.75 per share and granted to consultants options to purchase an aggregate of 215,295 shares of the Company’s common stock at prices ranging from $0.01 to $17.13 per share. The weighted average fair value and the weighted average exercise price of the options granted with exercise prices at the then-current market prices of the underlying stock during the fiscal year ended December 30, 2000 was $4.57 and $9.95 per share, respectively. The weighted average fair value and the weighted average exercise price of the options granted with exercise prices below the then-current market prices of the underlying stock during the fiscal year ended December 30, 2000 was $12.62 and $6.93 per share, respectively. The weighted average fair value and the weighted average exercise price of the options granted with exercise prices above the then-current market prices of the underlying stock during the fiscal year ended December 30, 2000 was $4.17 and $8.15 per share, respectively. For the fiscal year ended December 30, 2000, the Company recorded $2.2 million of stock-based compensation expense relating to options and restricted stock. Of this amount, $1.7 million is included in continuing operations, $1.6 million relating to employees and $85,000 relating to consultants, and $475,000 is included in discontinued operations. The balance of the value of options and restricted stock granted during fiscal 2000 will be recognized as services are provided over terms of three years.

During the fiscal year ended December 30, 2000, the Company modified the vesting schedule or exercise price of 306,735 options. For those options repriced, the exercise prices were changed to prices ranging from $0.01 to $8.15 per share. Because these options were accelerated or repriced, they are subject to variable accounting, and the Company recognized $354,000 and $611,000 of stock-based compensation expense for the fiscal years ended December 30, 2000 and December 29, 2001, respectively, which amounts are included in the amounts of stock-based compensation expense relating to options described above. Of the $354,000 of stock-based compensation expense recognized for the fiscal year ended December 30, 2000, $19,000 is included in continuing operations and $335,000 is included in discontinued operations. The amount of stock-based compensation expense to be recognized in future periods is subject to adjustment based upon changes in the price of the Company’s common stock.

During the fiscal year ended December 30, 2000, the Company granted to partners warrants to purchase an aggregate of 426,620 shares of the Company’s common stock at prices ranging from $4.31 to $18.00 per share and issued to investors warrants to purchase an aggregate of 6,062,500 shares of the Company’s common stock at prices ranging from $8.15 to $10.00 per share. The weighted average fair value and the weighted average exercise price of the warrants granted with exercise prices at the then-current market prices of the underlying stock during the fiscal year ended December 30, 2000 was $2.81 and $7.75 per share, respectively. The weighted average fair value and the weighted average exercise price of the warrants granted with exercise prices below the then-current market prices of the underlying stock during the fiscal year ended December 30, 2000 was $6.09 and $15.36 per share, respectively. The weighted average fair value and the weighted average exercise price of the warrants granted and issued with exercise prices above the then-current market prices of the underlying stock during the fiscal year ended December 30, 2000 was $2.24 and $9.44 per share, respectively. For the fiscal year ended December 30, 2000, the Company recorded $3.3 million of stock-based compensation expense relating to warrants, all of which is included in continuing operations.

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information regarding options and warrants outstanding and exercisable as of December 28, 2002:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$ 0.59 – $ 6.00	3,213	7.23	$4.71	1,594	$4.71
$ 6.13 – $ 8.15	3,199	4.38	7.77	2,547	8.00
$ 9.00 – $10.00	4,492	2.45	9.91	4,389	9.93
$10.60 – $24.69	1,482	6.03	15.88	842	15.49
$30.56 – $74.54	16	3.56	38.14	14	37.67

$ 0.59 – $74.54	12,402	4.62	8.81	9,386	9.10

As of December 28, 2002, 1,381,221 shares of common stock were available for future grants under the Plans.

The fair value of options and restricted stock granted under the Plans during the fiscal years ended December 30, 2000, December 29, 2001 and December 28, 2002 were estimated on the date of grant using the Black-Scholes multiple option pricing model, with the following weighted average assumptions:

	Fiscal Year Ended
Assumption	December 30, 2000	December 29, 2001	December 28, 2002
Dividend yield	None	None	None
Expected volatility	90.00%	99.00%	102.00%
Average risk free interest rate	5.26%	3.75%	3.59%
Average expected lives	4.45 years	3.41 years	3.93 years

No warrants were granted or issued by the Company during the fiscal year ended December 28, 2002. The fair value of warrants granted and issued during the fiscal years ended December 30, 2000 and December 29, 2001 were estimated on the date of grant using the Black-Scholes multiple option pricing model, with the following range of assumptions:

Fiscal Year Ended
Assumption	December 30, 2000	December 29, 2001
Dividend yield	None	None
Expected volatility	50.00%–90.00%	90.00%–119.00%
Average risk free interest rate	4.86%–6.70%	3.58%–4.81%
Average expected lives	1.00–3.50 years	1.00–5.00 years

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—INCOME TAXES

The loss from continuing operations before income taxes and the related benefit from income taxes were as follows:

Fiscal Year Ended
	December 30, 2000	December 29, 2001	December 28, 2002
(in thousands)
Loss from continuing operations before income taxes:
Domestic	$52,160	$30,595	$33,809
Foreign	—	—	—

Total	$52,160	$30,595	$33,809

Benefit from income taxes:
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

Total Current	$—	$—	$—

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

Total Deferred	$—	$—	$—

Total:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

Total	$—	$—	$—

For the fiscal years ended December 30, 2000, December 29, 2001 and December 28, 2002, the Company had no provision for federal and state income taxes.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The significant components of net deferred tax assets and liabilities as of December 30, 2000, December 29, 2001 and December 28, 2002 consisted of the following:

	Fiscal Year Ended
	December 30, 2000	December 29, 2001	December 28, 2002
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$71,915	$58,345	$171,089
Deferred revenue	258	3,334	6,106
Employee benefits	1,599	2,632	193
Inventory	1,066	692	1,152
Prepaid expenses	—	143	—
Depreciation	3,295	1,332	2,841
Provision for doubtful accounts	347	611	2,137

Gross deferred tax assets	78,480	67,089	183,518
Deferred tax liabilities:
Prepaid expenses	—	—	(166)

Net deferred tax assets and liabilities	78,480	67,089	183,352
Valuation allowance	(78,480)	(67,089)	(183,352)

Net deferred tax asset	$—	$—	$—

Due to the uncertainty surrounding the realization of the Company’s tax attributes in future income tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets. As of December 28, 2002, the Company had available net operating loss carryforwards of approximately $420.0 million which expire in the years 2003 through 2022. The use of certain net operating loss carryforwards are subject to annual limitations based on ownership changes of the Company’s stock, as defined by Section 382 of the Internal Revenue Code. The Company expects that net operating losses of approximately $243.2 million will expire before they can be utilized.

The differences between the statutory federal income tax rate and the effective income tax rate are provided in the following reconciliation:

	Fiscal Year Ended
	December 30, 2000	December 29, 2001	December 28, 2002
Statutory federal income tax rate	(34.0)%	(34.0)%	(34.0)%
Increase (decrease) in taxes resulting from:
Valuation allowance	33.8%	32.9%	33.7%
Nondeductible amortization	—	0.8%	—
Other	0.2%	0.3%	0.3%

Effective income tax rate	0.0%	0.0%	0.0%

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—LOSSES PER SHARE

Losses per share have been computed in accordance with SFAS No. 128, “Earnings Per Share”. Basic and diluted losses per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the fiscal year. Outstanding common stock options and warrants have been excluded from the calculation of diluted losses per share because their effect would be antidilutive.

The amounts used in calculating losses per share data are as follows:

	Fiscal Year Ended
	December 30, 2000	December 29, 2001	December 28, 2002
	(in thousands)
Loss from continuing operations	$(52,160)	$(30,595)	$(33,809)
Loss on disposition of discontinued operations	(5,850)	—	—

Net loss	$(58,010)	$(30,595)	$(33,809)

Weighted average shares outstanding—basic and diluted	22,028	34,033	38,566

Outstanding common stock options having no dilutive effect	4,552	5,527	5,320

Outstanding common stock warrants having no dilutive effect	7,251	7,817	7,082

NOTE 11—COMPREHENSIVE LOSS

The following table summarizes the components of comprehensive loss:

	Fiscal Year Ended
	December 30, 2000	December 29, 2001	December 28, 2002
	(in thousands)
Net loss	$(58,010)	$(30,595)	$(33,809)
Other comprehensive income:
Net unrealized gains on available-for-sale securities	—	—	57

Other comprehensive income	—	—	57

Comprehensive loss	$(58,010)	$(30,595)	$(33,752)

NOTE 12—SIGNIFICANT TRANSACTIONS/CONCENTRATIONS OF CREDIT RISK

Net revenues included $0, $6.1 million and $2.5 million for the fiscal years ended December 30, 2000, December 29, 2001 and December 28, 2002, respectively, related to bulk sales to one party. As of December 29, 2001 and December 28, 2002, the amount included in accounts receivable related to these bulk sales was $4.8 million and $2.6 million, respectively.

Net revenues included $8.4 million, $19.1 million and $8.3 million for the fiscal years ended December 30, 2000, December 29, 2001 and December 28, 2002, respectively, from sales of one of the Company’s partner’s products sold primarily through its direct response television campaigns in addition to Web site and toll-free number sales. As of December 28, 2002, the amount included in accounts receivable related to these sales was $0.

As of December 29, 2001 and December 28, 2002, the Company had $4.3 million and $9.5 million, respectively, of operating cash and $101.6 million and $63.0 million, respectively, of cash equivalents and marketable securities invested with four financial institutions, which are potentially subject to credit risk. The composition of these investments are regularly monitored by management of the Company.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13—MAJOR SUPPLIERS AND CUSTOMERS/ECONOMIC DEPENDENCY

During the fiscal year ended December 28, 2002, the Company purchased inventory from one supplier amounting to $19.4 million or 20% of total inventory purchased.

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

For the fiscal year ended December 28, 2002, net revenues included $23.6 million or 14% from Kmart Corporation (“Kmart”). The Company operates the e-commerce business for Bluelight.com (“Bluelight”), a subsidiary of Kmart. Bluelight and Kmart have been operating in bankruptcy since January 2002. In March 2003, the Company and Bluelight modified their agreement to shorten the term, eliminate the last two of eight fixed fee payments required under the agreement and provide for early termination rights for both the Company and Bluelight. The Company will, however, continue to receive a percentage of sales through the Bluelight Web site for the services that the Company provides under this agreement.

No other customer accounted for more than 10% of net revenues for any period presented.

NOTE 14—COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved in various litigation relating to its business, including litigation relating to Ashford. The Company believes that the disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Employment Agreements

As of December 28, 2002, the Company had employment agreements with several of its employees for an aggregate annual base salary of $2.5 million plus bonuses and increases in accordance with the terms of the agreements. Remaining terms of such contracts range from one to four years.

Advertising and Media Agreements

As of December 28, 2002, the Company was contractually committed for the purchase of future advertising totaling approximately $267,000 through the fiscal year ending January 3, 2004. The expense related to these commitments will be recognized in accordance with the Company’s accounting policy related to advertising (see Note 2).

Partner Revenue Share Payments

As of December 28, 2002, the Company was contractually committed to minimum cash revenue share payments of $375,000 per fiscal quarter through July, 2011. The Company had additional annual minimum cash revenue share payments of $150,000 in February, 2003, $200,000 in February, 2004 and $250,000 in February, 2005.

Partner Relationships

The Company operates e-commerce businesses for its partners generally pursuant to exclusive agreements. The Company operates each of these e-commerce businesses based on one of three formats — GSI-owned inventory model, partner-owned inventory model and business-to-business model.

GSI-Owned Inventory Model — The Company selects and purchases inventory from vendors, sells the inventory directly to customers through the e-commerce businesses that the Company operates, records revenues

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

generated from the sale of products through those businesses and pays a percentage of those revenues to the respective partners in exchange for the rights to use their brand names and the promotions and advertising that the Company’s partners agree to provide.

Partner-Owned Inventory Model — The Company manages certain aspects of its partners’ overall e-commerce business, including fulfillment, technology and customer service in exchange for a combination of fixed fees and a percentage of sales. The Company’s partners select the merchandise to be sold on the site, own a portion of the inventory and provide marketing of the e-commerce business at their retail stores and other offline marketing support, including newspaper circular advertising.

Business-to-Business Model — Pursuant to these agreements, the Company provides a product information database to each of these partners which they use to merchandise the sporting goods department of their flagship Web sites. These partners process orders for sporting goods on their Web sites and deliver the orders to the Company electronically. The Company then sells the products from its inventory and transfers title to them at a predetermined price and it picks, packs and ships the products to consumers on behalf of these partners. These partners perform all of their own customer service.

NOTE 15—SAVINGS PLAN

The Company sponsors a voluntary defined contribution savings plan covering all U.S. employees. Company contributions to the plan for each employee may not exceed 3.0% of the employee’s annual salary. Total Company contributions were $132,000, $269,000 and $396,000 for the fiscal years ended December 30, 2000, December 29, 2001 and December 28, 2002, respectively.

NOTE 16—SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Fiscal Year Ended
	December 30, 2000	December 29, 2001	December 28, 2002
	(in thousands)
Cash paid during the year for interest	$976	$608	$749
Acquisition of Fogdog:
Fair value of assets acquired (including goodwill)	$60,876	$—	$—
Liabilities assumed	(16,128)	—	—
Stock issued	(42,356)	—	—

Cash paid	2,392	—	—
Cash acquired	38,084	—	—

Net cash received from acquisition of Fogdog	$35,692	$—	$—

Acquisition of Ashford:
Fair value of assets acquired (including goodwill)	$—	$—	$27,575
Liabilities assumed	—	—	(11,834)
Stock issued	—	—	(6,881)

Cash paid	—	—	8,860
Cash acquired	—	—	—

Net cash paid for acquisition of Ashford	$—	$—	$8,860

Noncash Investing and Financing Activities:

Net unrealized gains on available-for-sale securities	$—	$—	$57
Receipt of a promissory note in connection with the sale of certain assets of Ashford	$—	$—	$3,976
Receipt of shares of, and warrants to purchase, Odimo’s Series D preferred stock in connection with the sale of certain assets of Ashford	$—	$—	$2,159
Issuance of common stock upon exercises of options granted to employees of the discontinued operations	$103	$638	$4
Issuance of common stock upon the exercise of a right in lieu of future cash partner revenue share payments	$—	$14,400	$—

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17—BUSINESS SEGMENTS

The Company operates in one principal business segment which develops and operates the e-commerce businesses for retailers, branded manufacturers, media companies, television networks and professional sports organizations. The e-commerce businesses that we operate include the sale of products through online retail stores and direct response television campaigns. The Company enables its partners to capitalize on their existing brands to exploit e-commerce opportunities. The Company customizes the design of its partners’ e-commerce businesses with a broad range of characteristics that includes differentiated user interfaces on partners’ Web sites, partner-specific content pages, product descriptions and images, partner specific products for direct response television campaigns and partner specific customer service and fulfillment. The Company currently derives virtually all of its revenues from the sales of goods through its partners’ e-commerce businesses, toll-free telephone number sales, bulk sales, business-to-business and group sales and related outbound shipping charges, net of allowances for returns and discounts, as well as from fixed and variable fees earned in connection with the development and operation of partners’ e-commerce businesses and the provision of marketing and other services. All of the Company’s net sales, operating results and identifiable assets are in the United States.

NOTE 18—RELATED PARTY TRANSACTIONS

The Company has entered into a strategic alliance to provide procurement and fulfillment services for QVC, Inc., which along with its majority stockholder, Comcast Corporation, owns Interactive Technology Holdings, LLC, which is a major stockholder of the Company. The Company recognized net revenues of $349,000, $1.8 million and $2.7 million on sales to this related party for the fiscal years ended December 30, 2000, December 29, 2001 and December 28, 2002, respectively. The terms of these sales are comparable to those with other business-to-business partners of the Company. As of December 29, 2001 and December 28, 2002, the amount included in accounts receivable as a result of these sales was $236,000 and $637,000, respectively.

NOTE 19—NOTE PAYABLE

Mortgage Note

On April 20, 2000, the Company entered into a $5.3 million mortgage note collateralized by the land, building and improvements of its corporate headquarters which have a carrying value of $7.4 million. The mortgage note had a term of ten years and bore interest at 8.49% per annum. In November 2002, the Company pre-paid the $5.2 million outstanding principal balance remaining on the mortgage. In connection with the early retirement of the mortgage, the Company paid a $250,000 early termination fee, which is recorded in interest expense. The Company recorded $318,000, $453,000 and $690,000 of interest expense related to this note during the fiscal years ended December 30, 2000, December 29, 2001 and December 28, 2002, respectively.

NOTE 20—DISCONTINUED OPERATIONS

On May 26, 2000, the Company completed the previously announced sale of its off-price and action sports division. The Company received $13.2 million in cash proceeds from the sale. This sale completed the disposition of the Company’s discontinued operations.

During the fiscal year ended December 30, 2000, the Company recognized an additional loss on the disposition of discontinued operations of $5.9 million resulting from actual expenses and losses differing from estimated amounts, uncollectible accounts receivable and goodwill impairment related to these businesses. Included in accrued expenses and other as of December 29, 2001 and December 28, 2002 was $102,000 and $69,000, respectively, related to certain remaining obligations of the discontinued operations.

Net sales of discontinued operations for the fiscal years ended December 30, 2000, December 29, 2001 and December 28, 2002 were $36.2 million, $0 and $0, respectively.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Concluded)

NOTE 21—QUARTERLY RESULTS (UNAUDITED)

The following tables contain selected unaudited Statement of Operations information for each quarter of the fiscal years ended December 29, 2001 and December 28, 2002. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	For the Fiscal Year Ended December 29, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net revenues	$16,215	$16,953	$18,051	$51,391

Gross profit	$5,066	$5,256	$6,151	$18,551

Net income (loss)	$(8,396)	$(7,818)	$(14,641)	$260

Income (losses) per share—basic and diluted(1):
Net income (loss)	$(0.26)	$(0.24)	$(0.42)	$0.01

Weighted average shares outstanding—basic	31,926	32,002	34,747	37,456

Weighted average shares outstanding—diluted	31,926	32,002	34,747	41,830

(1)	The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

	For the Fiscal Year Ended December 28, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net revenues	$31,925	$33,069	$32,323	$75,321

Gross profit	$11,570	$12,670	$12,066	$22,074

Net loss	$(5,305)	$(5,167)	$(8,565)	$(14,772)

Losses per share—basic and diluted(1):
Net loss	$(0.14)	$(0.13)	$(0.22)	$(0.38)

Weighted average shares outstanding—basic and diluted	38,050	38,674	38,769	38,771

(1)	The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.