Form 10-K/A
period 2002-12-28
GSI COMMERCE INC
filed 2003-04-28
CIK 828750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2002 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 0-16611

GSI COMMERCE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	04-2958132
(State or other jurisdiction of incorporation of organization)	(I.R.S. employer identification no.)

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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of the close of business on June 28, 2002, was approximately $99,169,212.(1) There were 38,848,772 shares of the registrant’s Common Stock outstanding as of the close of business on April 21, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

(Specific sections incorporated are identified under applicable items herein)

None.

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

EXPLANATORY NOTE

In accordance with instruction G(3) to Form 10-K, GSI Commerce, Inc. is amending its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2003 to provide the information required in Part II, Item 5 and Part III, Items 10, 11, 12 and 13.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Price of and Dividends on Common Stock

The following table sets forth the high and low sales prices as reported on the Nasdaq National Market. The prices shown do not include retail markups, markdowns or commissions.

As of April 21, 2003, we had approximately 2,106 stockholders of record. The closing share price for our common stock on April 21, 2003, as reported on the Nasdaq National Market, was $2.28.

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

See Part III, Item 12 for a description of our equity compensation plans.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning GSI’s directors. Our directors are serving one-year terms ending at the 2003 Annual Meeting and until their respective successors are elected and qualified.

Name	Age(1)	Position(s) Held in the Company	Director Since
Michael G. Rubin	30	Chairman, President and Chief Executive Officer	1995
Kenneth J. Adelberg(2)	50	Director	1995
M. Jeffrey Branman(2)(3)	47	Director	2001
Ronald D. Fisher	55	Director	2000
Harvey Lamm(2)(3)	67	Director	1998
Mark S. Menell(3)	38	Director	2000
Michael S. Perlis(2)(3)	50	Director	2001
Jeffrey F. Rayport(2)(3)	43	Director	1999

(1)	As of March 30, 2003.
(2)	Member of Compensation Committee.
(3)	Member of Audit Committee.

Michael G. Rubin has served as GSI’s Chairman of the Board and Chief Executive Officer since July 1995 and as GSI’s President since June 2000. Mr. Rubin was named Entrepreneur of the Year in 1994 and 2000 at the Greater Philadelphia Entrepreneur of the Year Awards sponsored by Ernst & Young. Mr. Rubin attended Villanova University, Villanova, Pennsylvania.

Kenneth J. Adelberg has been one of GSI’s directors since July 1995. Mr. Adelberg has served as President and Chief Executive Officer of HiFi House Group of Companies, a privately-held company based in Broomall, Pennsylvania, since 1987. Mr. Adelberg was a founding stockholder of US Wats, Inc., a publicly-traded company specializing in business telecommunications services, located in Bala Cynwyd, Pennsylvania, which was established in 1989. Mr. Adelberg is a founding stockholder and director of Republic Bank, Philadelphia, Pennsylvania, a publicly-traded bank which has been in operation since 1989. Mr. Adelberg is also a director of Trackpower, Inc. Mr. Adelberg holds Bachelor of Science degrees in Biophysics and Physiological Psychology from Pennsylvania State University and attended the MBA program at Drexel University, Philadelphia, Pennsylvania.

M. Jeffrey Branman has been one of GSI’s directors since October 2001. Mr. Branman has served as President of Interactive Technology Partners, a subsidiary of Comcast Corporation, since April 2000. Interactive Technology Partners serves as financial advisor to Interactive Technology Holdings, LLC, a joint venture of Comcast Corporation and QVC, Inc. From March 1996 to February 2000, Mr. Branman was Senior Vice President Corporate Development of Foot Locker, Inc. and Chief Executive Officer of FootLocker.com, the internet and direct marketing subsidiary of Foot Locker. Mr. Branman is a graduate of the University of California, Berkeley and the Carnegie Mellon University Graduate School of Industrial Administration.

Ronald D. Fisher has been one of GSI’s directors since March 2000. Mr. Fisher currently serves as the Vice Chairman of SOFTBANK Holdings Inc. and SOFTBANK Corp. and a managing general partner of SOFTBANK Capital Partners LP, a late-stage private equity organization. He joined SOFTBANK in October 1995. From January 1990 to September 1995, Mr. Fisher was Chief Executive Officer of Phoenix Technologies, Ltd., a developer and marketer of system software products. Mr. Fisher is also a director of SOFTBANK Corporation, E*TRADE Group, Inc., InsWeb Corporation, Key3media Group, Inc., OptiMark Holdings, Inc. and Vie Financial Group, Inc. Mr. Fisher received a Bachelor of Commerce degree from the University of Witwatersand in South Africa and an MBA from Columbia University.

Harvey Lamm has been one of GSI’s directors since April 1998. Mr. Lamm has served as a director and Chief Executive Officer of Vintek Corporation, a privately-held company based in Philadelphia, Pennsylvania since 1996. Vintek specializes in automated title management and the development of tools to reduce cost and manage risk for automotive finance institutions. From 1990 to 1996, Mr. Lamm spent his time managing his investments. From 1967 until 1990, Mr. Lamm served as Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer of Subaru of America, Inc., until its acquisition by Fuji Heavy Industries Ltd. Mr. Lamm helped found Subaru of America, which was the exclusive importer of Subaru brand vehicles in the United States and was a publicly traded company listed on the Nasdaq National Market. Mr. Lamm holds degrees from Pennsylvania State University and Drexel University.

Mark S. Menell has been one of GSI’s directors since April 2000. Mr. Menell has been a partner of Rustic Canyon Ventures since January 2000. From August 1990 to January 2000, Mr. Menell was an investment banker at Morgan Stanley Dean Witter, most recently as Principal and co-head of Morgan Stanley Dean Witter’s Technology Mergers and Acquisitions Group, based in Menlo Park, CA. Mr. Menell received a B.A. magna cum laude in economics from the University of Pennsylvania and a B.S. magna cum laude in finance and an MBA from the University of Pennsylvania’s Wharton School of Business.

Michael S. Perlis has been one of GSI’s directors since May 2001. Mr. Perlis has been a general partner of SOFTBANK Capital Partners LP, a late-stage private equity organization, since July 2000. From November 1998 to June 2000, Mr. Perlis was employed by Ziff-Davis Inc., most recently as President and Chief Executive Officer. While at Ziff-Davis, Mr. Perlis was responsible for the portfolio of Ziff-Davis owned and licensed titles. From June 1996 to October 1998, Mr. Perlis served as President, Chief Operating Officer and Partner of TVSM Inc., a publisher of system specific television listing and guidance publications. Mr. Perlis received a B.A. from Syracuse University.

Dr. Jeffrey F. Rayport has been one of GSI’s directors since April 1999. Dr. Rayport has been Chief Executive Officer of Marketspace LLC, an information industries strategy and research business of Monitor Group, headquartered in Cambridge, Massachusetts, since September 1998. Dr. Rayport has also been a faculty member in the Service Management Unit at the Harvard Business School since prior to 1995. Dr. Rayport went on leave from the Harvard Business School in September 1998. Dr. Rayport earned an A.B. from Harvard College, an M.Phil. in International Relations at the University of Cambridge and an A.M. in the History of American Civilization and a Ph.D. in Business History at Harvard University. Dr. Rayport is also a director of MarketWatch.com, Inc. and ValueClick Inc.

The stock purchase agreements pursuant to which certain funds affiliated with SOFTBANK America Inc. (“SOFTBANK”) acquired their shares of GSI Common Stock provide that SOFTBANK has the right to designate up to two members of GSI’s Board of Directors, depending on the number of shares of GSI Common Stock held by SOFTBANK. Additionally, one of the SOFTBANK directors is entitled to serve as a member of each committee of the Board of Directors. Messrs. Fisher and Perlis are the current SOFTBANK members of GSI’s Board of Directors. The stock purchase agreement pursuant to which Rustic Canyon

Ventures, L.P. (“Rustic Canyon”) acquired its shares of GSI Common Stock provides that Rustic Canyon has the right to designate one member of GSI’s Board of Directors. Mr. Menell is the current Rustic Canyon member of GSI’s Board of Directors. The stock purchase agreement pursuant to which Interactive Technology Holdings, LLC (“ITH”) acquired its shares of GSI Common Stock provides that ITH has the right to designate up to two members of GSI’s Board of Directors, depending on the number of shares of GSI Common Stock held by ITH. Additionally, one of the ITH directors is entitled to serve as a member of each committee of the Board of Directors. Mr. Branman is the current ITH member of GSI’s Board of Directors. ITH has not nominated its second member of GSI’s Board of Directors.

Information concerning our executive officers who are not also directors is included in Part I, Item 4.1 of GSI’s Annual Report on Form 10-K, filed with the SEC on March 26, 2003.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires GSI’s directors, executive officers, and persons who own more than 10% of a registered class of GSI’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of GSI. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish GSI with copies of all Section 16(a) forms they file.

To GSI’s knowledge, based solely on a review of the copies of such reports furnished to GSI and written representations that no other reports were required, all Section 16(a) filing requirements applicable to GSI’s executive officers, directors and greater than 10% beneficial stockholders were complied with during fiscal 2002, except that the following reports were not timely filed: (i) SOFTBANK did not timely file with respect to its internal corporate reorganization in October 2001; SOFTBANK reported these transactions on a Form 3 and Form 4 filing on February 19, 2003; and (ii) Messrs. Adelberg, Branman, Fisher, Menell and Perlis and Dr. Rayport each inadvertently did not file a Form 5 with respect to automatic option grants made in connection with their re-election at the 2002 Annual Meeting of Stockholders although these option grants were reported in the Proxy Statement for the Company’s 2002 Annual Meeting of Stockholders under the heading “Compensation of Directors.” Messrs. Adelberg, Branman, Fisher, Menell and Perlis and Dr. Rayport are in the process of filing these Forms 5.

Voting Agreements

Mr. Rubin entered into a voting agreement, dated as of May 1, 2000 in favor of SOFTBANK, pursuant to which, among other things, Mr. Rubin agreed that he would vote all shares of GSI’s Common Stock then held by him in favor of election to the Board of Directors of the directors that SOFTBANK would be entitled to designate. In addition, Mr. Rubin agreed not to take any action to remove any director of GSI designated by SOFTBANK.

SOFTBANK also entered into a voting agreement in favor of Mr. Rubin, dated as of May 1, 2000, relating to the election of directors designated by Mr. Rubin. Pursuant to this voting agreement, SOFTBANK agreed that it would vote all shares of GSI’s Common Stock then held by it with respect to all directorships other than those which it was entitled to designate (i) in favor of any member of the Board of Directors of GSI who was a member of the Board prior to April 27, 2000, and any director who is thereafter chosen to fill any vacancy on the Board of Directors or who is elected as a director (a “Continuing Director”) and who, in either event, is not a director designated by SOFTBANK and in connection with his or her initial assumption of office is recommended for appointment or election by a majority of the Continuing Directors then on the Board of Directors, and (ii) against the election of any directors other than those directors specified in clause (i) of this sentence.

Mr. Rubin entered into a voting agreement, dated as of May 1, 2000 in favor of Rustic Canyon, pursuant to which, Mr. Rubin agreed, among other things, that he would vote all shares of GSI’s Common Stock then held by him in favor of election to the Board of Directors of the director which Rustic Canyon would be entitled to designate and which has been identified by Rustic Canyon as nominee for such purpose. In addition, Mr. Rubin agreed not to take any action to remove, with or without cause, any director of GSI designated by Rustic Canyon.

Mr. Rubin and ITH entered into a voting agreement, dated as of September 13, 2000, whereby (i) Mr. Rubin agreed, among other things, that he would vote all of his shares of GSI’s Common Stock in favor of election to GSI’s Board of Directors of the directors which ITH would be entitled to designate, and (ii) ITH agreed, among other things, that ITH would vote all of its shares of GSI’s Common Stock in favor of election to GSI’s Board of Directors of certain Continuing Directors (as such term is defined therein).

SOFTBANK and ITH also entered into a voting agreement, dated September 13, 2000, whereby (i) SOFTBANK agreed, among other things, that SOFTBANK would vote all of its shares of GSI’s Common Stock in favor of election of GSI’s Board of Directors of the directors which ITH would be entitled to designate, and (ii) ITH agreed, among other things, that ITH would vote for all of its shares of GSI’s Common Stock in favor of election to GSI’s Board of Directors of the directors which SOFTBANK would be entitled to designate.

ITEM 11: EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned during the last three fiscal years by GSI’s Chief Executive Officer and each of GSI’s and/or its subsidiaries’ four other most highly compensation executive officers during fiscal 2002 (each, a “Named Officer”).

Name and Principal Position	Fiscal Year	Annual Compensation			Long Term Compensation Awards				All Other Compensation(1)

		Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)			Securities Underlying Options(#)
Michael G. Rubin Chairman, President and Chief Executive Officer of GSI	2002 2001 2000	$350,000 325,000 375,400	— — —	— — —		— — —		— 1,000,000 —	$10,832 765 510
Robert W. Liewald Executive Vice President, Merchandising of GSI	2002 2001 2000	262,212 250,000 200,000	$35,000 — 100,000	— — —		— — —		— 150,000 25,000	7,991 7,861 4,318
Arthur H. Miller Executive Vice President and General Counsel of GSI	2002 2001 2000	250,000 225,000 200,000	100,000 100,000 100,000	— — —		— — —		— 175,000 50,000	7,382 5,329 3,846
Damon Mintzer President and Chief Operating Officer of Global-QVC Solutions, Inc.	2002 2001 2000	300,000 160,385 —	— — —	— — —		— — —		— 75,000 —	9,390 1,385 —
Mark S. Reese Executive Vice President and Chief Operating Officer of GSI	2002 2001 2000	262,212 250,000 144,231	25,000 — 30,000	— — —	$	— — 199,421	(2)	— 25,000 125,000	8,351 8,250 37,796

(1)	For fiscal 2002, consists of (i) GSI’s matching contributions under its 401(k) Profit Sharing Plan in the amount of $10,442, $7,601, $6,922, $9,000 and $7961 for Messrs. Rubin, Liewald, Miller, Mintzer and Reese, respectively, and (ii) insurance premiums paid by GSI with respect to term life insurance in the amount of $390 for each of Messrs. Rubin, Liewald, Miller, Mintzer and Reese.
(2)	On May 26, 2000, Mr. Reese was granted a restricted stock award of 46,377 shares of GSI’s Common Stock vesting on the date of grant. The amount set forth in the table is the market value of the award on the date of grant, net of the amount paid by Mr. Reese. As of the end of fiscal 2002, the value of this stock award was $0 as Mr. Reese no longer owned these shares.

Option/SAR Grants in Last Fiscal Year

No options to purchase shares of Common Stock were granted to Named Officers during fiscal 2002. No SARs were granted during fiscal 2002.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

The following table sets forth information regarding options to purchase shares of Common Stock exercised by the Named Officers during fiscal 2002 under GSI’s stock option plans and the values of options held by such individuals at end of fiscal 2002. The Named Officers do not have SARs.

Name	Shares Acquired on Exercise(#)	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year End Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year End Exercisable/ Unexercisable(1)
Michael G. Rubin	—	—	250,000/750,000	—

Robert W. Liewald	—	—	121,875/73,175	—

Arthur H. Miller	—	—	171,353/53,647	—

Damon Mintzer	—	—	18,750/56,250	—

Mark S. Reese	—	—	40,624/59,376	—

(1)	None of the stock options outstanding at the end of fiscal 2002 were in-the-money.

Employment Agreements

Michael G. Rubin. Effective January 1, 2001, GSI entered into a new employment agreement with Mr. Rubin for a term of four years to serve as GSI’s President and Chief Executive Officer. Pursuant to the terms of the employment agreement, Mr. Rubin is entitled to receive (i) an annual base salary of $325,000 during fiscal 2001, subject to annual increases of $25,000 in each successive year, (ii) an annual bonus in such amount and based upon the achievement of such goals as Mr. Rubin and the Compensation Committee may determine, (iii) an automobile allowance of $2,000 per month and (iv) other benefits similar to those provided to GSI’s other officers. Mr. Rubin’s employment agreement may be terminated by GSI for cause, which is defined to include gross negligence or willful misconduct in the performance of his duties under the agreement, willful breach of the agreement or conviction of a felony. Mr. Rubin may terminate his employment with GSI for good reason, which is defined to include, among other things, demotion or removal from his position or diminishment of his duties, reduction in base salary or a material reduction in benefits, breach of the agreement by GSI or relocation of Mr. Rubin’s principal place of employment. In the event of termination by GSI other than for cause or termination by Mr. Rubin for good reason, GSI will pay to Mr. Rubin two years of his base salary, in accordance with GSI’s normal payroll practices, and provide Mr. Rubin with his benefits during such two-year period. Under his employment agreement, for a period of two years following his termination, Mr. Rubin is prohibited from engaging in a business that is competitive with GSI’s business or from soliciting employees of GSI to become an employee of someone else.

Robert W. Liewald. On April 23, 2002, GSI entered into an employment agreement with Robert W. Liewald, Executive Vice President, Merchandising of GSI, for an initial term, beginning April 23, 2002 and ending December 31, 2005. Mr. Liewald is entitled to receive the following: (i) an annual base salary of $262,500 for fiscal 2002, subject to annual increases in accordance with GSI’s annual performance review procedures, (ii) an annual bonus in such amount as may be determined by GSI’s Chief Executive Officer and (iii) other benefits similar to those provided to GSI’s other officers. Mr. Liewald’s employment agreement may be terminated by GSI for cause, which is defined to include gross negligence or willful misconduct in the performance of his duties under the agreement, material breach of any agreement between Mr. Liewald and GSI, acts in a manner that is inimical or injurious, in a material respect, to GSI’s business or conviction of a felony. In the event of termination by GSI other than for cause, GSI will pay to Mr. Liewald six months of his base salary, in accordance with GSI’s normal payroll practices. Mr. Liewald’s employment agreement contains a restrictive covenant similar to the one in Mr. Rubin’s agreement, which restrictive covenant is for a period of one year, or if Mr. Liewald is terminated without cause, for a period of six months.

Arthur H. Miller. On August 9, 1999, GSI entered into an employment agreement with Arthur H. Miller, Executive Vice President and General Counsel of GSI, for an initial term, beginning September 20, 1999, of five years. Effective as of April 23, 2002, Mr. Miller’s agreement was extended by two years to December 31, 2006. Mr. Miller is entitled to receive the following: (i) an annual base salary of $200,000 for fiscal 2000 subject to annual increases of $25,000, (ii) an annual bonus of $100,000, (iii) an automobile allowance of $1,000 per month and (iv) other benefits similar to those provided to GSI’s other officers. Mr. Miller’s employment agreement may be terminated by GSI for cause, which is defined similarly to the definition of cause in Mr. Rubin’s agreement. In addition, Mr. Miller may terminate his agreement for good reason, which is defined similarly to the definition of good reason in Mr. Rubin’s agreement. In the event of termination by GSI other than for cause or termination by Mr. Miller for good reason, GSI will pay to Mr. Miller a lump sum payment equal to the sum of one year of his base salary plus his annual bonus and provide Mr. Miller with his benefits for one year after his termination. Mr. Miller’s employment agreement contains a one year restrictive covenant similar to the one in Mr. Rubin’s agreement.

Damon Mintzer. On June 12, 2001, Global-QVC Solutions, Inc., a wholly-owned subsidiary of GSI (“GQVC”), entered into a personal services agreement with Damon Mintzer, President and Chief Operating Officer of GQVC, for a term of three years beginning June 12, 2001 and ending June 30, 2004. Mr. Mintzer is entitled to receive the following: (i) an annual base salary of $300,000 for fiscal 2001, subject to annual increases in accordance with GSI’s annual performance review procedures, (ii) an annual bonus based upon the achievement of goals with respect to the operating income of GQVC, (iii) an annual bonus in such other amount as may be determined by GSI’s Chief Executive Officer and (iv) other benefits similar to those provided to GSI’s other officers. Mr. Mintzer’s employment may be terminated by GQVC for cause, which is defined as fraud, misappropriation or embezzlement against GQVC, willful, reckless or grossly negligent conduct in the performance of his duties under the agreement, violation of law which is materially injurious to GQVC, conviction of felony, is charged with a felony the defense of which renders him substantially unable to perform his services under the agreement or material breach of any agreement between Mr. Mintzer and GQVC which breach is not cured. In addition, Mr. Mintzer may terminate his agreement for good reason, which is defined as GQVC’s breach of the agreement, or no reason at all.

Mark S. Reese. On May 30, 2000, GSI entered into an employment agreement with Mark S. Reese, Executive Vice President and Chief Operating Officer of GSI, for a term of four years beginning May 29, 2000. Mr. Reese is entitled to receive the following: (i) an annual base salary of $250,000 for fiscal 2000, subject to annual increases in accordance with GSI’s annual performance review procedures, (ii) an annual bonus up to $50,000 as may be determined by GSI’s Chief Executive Officer, (iii) an automobile allowance of $1,000 per month and (iv) other benefits similar to those provided to GSI’s other officers. Mr. Reese’s employment agreement may be terminated by GSI for cause, which is defined similarly to the definition of cause in Mr. Rubin’s agreement. In the event of termination by GSI other than for cause, GSI will pay to Mr. Reese six months of his base salary, in accordance with GSI’s normal payroll practices. Mr. Reese’s employment agreement contains a one year restrictive covenant similar to the one in Mr. Rubin’s agreement.

Director Compensation

Under GSI’s current policy, as compensation for their service as directors of GSI, each non-employee director receives an option to purchase 25,000 shares of GSI Common Stock upon his or her initial election as a director and an option to purchase 10,000 shares of GSI Common Stock on each subsequent annual election as a director. The directors do not receive any cash compensation for their services on behalf of GSI but are reimbursed for reasonable travel and lodging expenses incurred in attending meetings of the Board of Directors and any Committee. Mr. Rubin, the only director who is also an officer of GSI, does not receive any separate fee for acting in his capacity as a director.

On September 19, 1995, the Board of Directors adopted, and on November 15, 1995, the stockholders approved, the 1995 Non-Employee Directors’ Stock Plan (the “Directors’ Plan”). Pursuant to the Directors’ Plan, options originally could be granted with respect to an aggregate of 12,500 shares of GSI Common Stock. Effective December 31, 1997, the Board of Directors terminated the Directors’ Plan, which remains in effect only as to unexercised options granted under the Directors’ Plan.

Compensation Committee Interlocks and Insider Participation

During fiscal 2002, the Compensation Committee consisted of Messrs. Branman, Lamm, Menell and Perlis and Dr. Rayport. None of the members of the Board’s Compensation Committee is or has been an officer or employee of GSI. Mr. Branman is the President of Interactive Technology Partners, which serves as financial advisor to Interactive Technology Holdings, LLC (“ITH”). GSI has entered into a strategic alliance to provide procurement and fulfillment services for QVC, Inc., which along with its majority stockholder, Comcast Corporation, owns ITH, which is a major stockholder of GSI. GSI recognized net revenues of $349,000, $1.8 million and $2.7 million on sales to this related party for fiscal 2000, fiscal 2001 and fiscal 2002, respectively. The terms of these sales are comparable to those with other comparable partners of GSI.

Additionally, there were no compensation committee “interlocks” during fiscal 2002, which generally means that no executive officer of GSI served as a director or member of the compensation committee of another entity one of whose executive officers served as a director or member of GSI’s Compensation Committee.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of April 2, 2003, concerning

•	each person known by GSI to be the beneficial owner of five percent or more of GSI’s outstanding Common Stock,

•	the beneficial ownership of GSI’s Common Stock by each Named Officer and each director and

•	the beneficial ownership of GSI’s Common Stock by the directors and executive officers of GSI as a group.

Unless otherwise specified, all persons listed below have sole voting and investment power with respect to their shares. The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC. Accordingly, they may include securities owned by or for, among others, the spouse and/or minor children of the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options or warrants within 60 days of the date of this table (as reflected in the applicable column below). Beneficial ownership may be disclaimed as to certain of the securities. The business address of the officers and directors of GSI is that of GSI.

Name, Position and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)		Options Included in Beneficial Ownership	Warrants Included in Beneficial Ownership		Percentage of Shares Owned
Michael G. Rubin Chairman, President and Chief Executive Officer	7,517,096		500,000	—		19.1%
Robert W. Liewald Executive Vice President, Merchandising	195,414		137,500	10,000		*
Arthur H. Miller Executive Vice President and General Counsel	205,862		198,958	—		*
Damon Mintzer President and Chief Operating Officer of Global-QVC Solutions, Inc.	19,808		18,750	—		*
Mark S. Reese Executive Vice President and Chief Operating Officer	118,226		70,312	—		*
Kenneth J. Adelberg Director	108,000		92,500	—		*
M. Jeffrey Branman(2) Director	43,000		35,000	—		*
Ronald D. Fisher(3) Director	48,750		48,750	—		*
Harvey Lamm Director	197,525		175,000	—		*
Mark S. Menell Director	1,125,650	(4)	48,750	312,500	(5)	2.9%
Michael S. Perlis(6) Director	35,000		35,000	—		*
Jeffrey F. Rayport Director	58,750		58,750	—		*
Interactive Technology Holdings, LLC 222 Delaware Avenue, Suite 1460, Wilmington, DE 19801	13,800,000		—	4,800,000		31.6%
SOFTBANK Affiliates 1188 Centre Street, Newton Center, MA 02459	9,903,850	(7)	—	1,250,000	(8)	24.7%
All executive officers and directors as a group (16 persons)	7,.907,530	(4)	1,825,589	322,500	(5)	24.5%

*	Less than one percent

(1)	For Mr. Rubin, Mr. Menell, ITH and SOFTBANK, does not include shares held by Mr. Rubin, Rustic Canyon, SOFTBANK affiliates or ITH unless specifically stated herein. Mr. Rubin, Rustic Canyon, SOFTBANK and ITH have each granted a right to vote all of their shares, currently only with respect to the election of directors, as set forth in the Voting Agreements described in Part III, Item 10.
(2)	Does not include 9,000,000 shares of Common Stock held by ITH or 4,800,000 shares of Common Stock issuable to ITH upon the exercise of warrants as Mr. Branman does not have investment or voting power over these shares.
(3)	Does not include (a) 4,309,176 shares of Common Stock held by SOFTBANK Capital Partners LP; (b) 4,235,098 shares of Common Stock held by SOFTBANK Capital LP; (c) 109,576 shares of Common Stock held by SOFTBANK Capital Advisors Fund LP; (d) 624,978 shares of Common Stock issuable to SOFTBANK Capital Partners LP upon the exercise of warrants; (e) 614,234 shares of Common Stock issuable to SOFTBANK Capital LP upon the exercise of warrants; or (f) 10,788 shares of Common Stock issuable to SOFTBANK Capital Advisors Fund LP upon the exercise of warrants as Mr. Fisher does not have investment or voting power over these shares.

(4)	Consists of 764,400 shares of Common Stock held by Rustic Canyon. Mr. Menell is a Partner of Rustic Canyon. Mr. Menell disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest, if any, therein.

(5)	Consists of 312,500 shares of Common Stock issuable to Rustic Canyon upon the exercise of warrants. Mr. Menell is a Partner of Rustic Canyon. Mr. Menell disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest, if any, therein.
(6)	Does not include (a) 4,309,176 shares of Common Stock held by SOFTBANK Capital Partners LP; (b) 4,235,098 shares of Common Stock held by SOFTBANK Capital LP; (c) 109,576 shares of Common Stock held by SOFTBANK Capital Advisors Fund LP; (d) 624,978 shares of Common Stock issuable to SOFTBANK Capital Partners LP upon the exercise of warrants; (e) 614,234 shares of Common Stock issuable to SOFTBANK Capital LP upon the exercise of warrants; or (f) 10,788 shares of Common Stock issuable to SOFTBANK Capital Advisors Fund LP upon the exercise of warrants as Mr. Perlis does not have investment or voting power over these shares.
(7)	Consists of (a) 4,309,176 shares of Common Stock held by SOFTBANK Capital Partners LP; (b) 4,235,098 shares of Common Stock held by SOFTBANK Capital LP; and (c) 109,576 shares of Common Stock held by SOFTBANK Capital Advisors Fund LP. Each of SOFTBANK Capital Partners LP, SOFTBANK Capital LP, SOFTBANK Capital Advisors Fund LP, SOFTBANK Capital Partners LLC and SB Capital Managers LLC disclaims beneficial ownership of securities owned by any other person or entity except to the extent of its respective pecuniary interest, if any, therein. SB Capital Managers LLC is a member of SOFTBANK Capital Partners LLC, the general partner of SOFTBANK Capital Partners LP, SOFTBANK Capital LP and SOFTBANK Capital Advisors Fund LP.
(8)	Consists of (a) 624,978 shares of Common Stock issuable to SOFTBANK Capital Partners LP upon the the exercise of warrants; (b) 614,234 shares of Common Stock issuable to SOFTBANK Capital LP upon the exercise of warrants; or (c) 10,788 shares of Common Stock issuable to SOFTBANK Capital Advisors Fund LP upon the exercise of warrants. Each of SOFTBANK Capital Partners LP, SOFTBANK Capital LP, SOFTBANK Capital Advisors Fund LP, SOFTBANK Capital Partners LLC and SB Capital Managers LLC disclaims beneficial ownership of securities owned by any other person or entity except to the extent of its respective pecuniary interest, if any, therein. SB Capital Managers LLC is a member of SOFTBANK Capital Partners LLC, the general partner of SOFTBANK Capital Partners LP, SOFTBANK Capital LP and SOFTBANK Capital Advisors Fund LP.

Equity Compensation Plan Information

The following table gives information regarding GSI’s existing equity compensation plans as of December 28, 2002. The table does not include information with respect to options assumed in acquisitions where the plan governing the options will not be used for future awards.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Listed in Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	5,105,574(1)	$ 8.35	1,155,212
Equity compensation plans not approved by stockholders (2)	2,815,153	$ 9.21	0
Total	7,920,727	$ 8.67	1,155,212

(1)	This includes options and warrants to purchase shares outstanding under the 1996 Equity Incentive Plan and prior stock incentive plans no longer in effect.
(2)	These plans and programs were adopted to allow GSI to grant, on a limited basis, (a) stock options at less than the then-fair market value of GSI’s Common Stock to attract new key employees, to retain key employees of acquired companies and to retain existing employees in connection with restructured compensation packages and (b) warrants to purchase GSI Common Stock to consultants, advisors, partners and investors. The Board of Directors approved these plans and programs in fiscal 1999, fiscal 2000 and fiscal 2001 although some of these warrant grants relate to earlier periods. Except for the limited grants under these plans and programs, grants are generally made by GSI under the 1996 Equity Incentive Plan. These plans and programs have been limited to the grant of warrants and options not intended to qualify as incentive stock options. The Board of Directors has the authority to determine from time to time the number of shares of Common Stock that may be granted under these plans and programs. As of December 28, 2002, the maximum number of shares authorized to be issued under these plans is 2,581,653. Under these plans and programs, each option generally expires 10 years from the date of grant and vests over four years. Upon the occurrence of a change in control, certain of these option will immediately become exercisable in full. Also under these plans and programs, these warrants expire no less than three years and no later than 10 years from the date of grant. The exercise price for these warrants range from $2.50 to $22.50

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        GSI does not have any formal policy concerning the direct or indirect pecuniary interest of any of its officers, directors, security holders or affiliates in any investment to be acquired or disposed of by GSI or in any transaction to which GSI is a party or has an interest. GSI will not enter into any such transactions unless approved by a majority of the entire Board of Directors, not including any interested director, or a majority of the Audit Committee. Going forward, GSI will comply with any and all approval requirements adopted by Nasdaq related to transactions between GSI and any of its officers, directors, security holder or affiliates.

GSI has entered into a strategic alliance to provide procurement and fulfillment services for QVC, Inc., which along with its majority stockholder, Comcast Corporation, owns Interactive Technology Holdings, LLC, which is a major stockholder of GSI. Mr. Branman is the President of Interactive Technology Partners, which serves as financial advisor to Interactive Technology Holdings, LLC. GSI recognized net revenues of $349,000, $1.8 million and $2.7 million on sales to this related party for fiscal 2000, fiscal 2001 and fiscal 2002, respectively. The terms of these sales are comparable to those with other comparable partners of GSI.

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf on the date indicated by the undersigned thereunto duly authorized.

Date: April 25, 2003

GSI COMMERCE, INC.

By:	/s/ MICHAEL G. RUBIN
Michael G. Rubin, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ MICHAEL G. RUBIN Michael G. Rubin	Chairman, President and Chief Executive Officer (principal executive officer)	April 25, 2003

/s/ JORDAN M. COPLAND Jordan M. Copland	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	April 25, 2003

/s/ KENNETH J. ADELBERG Kenneth J. Adelberg	Director	April 25, 2003

/s/ M. JEFFREY BRANMAN M. Jeffrey Branman	Director	April 25, 2003

/s/ RONALD D. FISHER Ronald D. Fisher	Director	April 25, 2003

/s/ HARVEY LAMM Harvey Lamm	Director	April 25, 2003

/s/ MARK S. MENELL Mark S. Menell	Director	April 25, 2003

/s/ MICHAEL S. PERLIS Michael S. Perlis	Director	April 25, 2003

/s/ JEFFREY F. RAYPORT Dr. Jeffrey F. Rayport	Director	April 25, 2003

CERTIFICATIONS

I, Michael G. Rubin, Chief Executive Officer of GSI Commerce, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of GSI Commerce, Inc.; and

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

April 25, 2003

/s/ MICHAEL G. RUBIN
Michael G. Rubin Chairman, President and Chief Executive Officer

I, Jordan M. Copland, Chief Financial Officer of GSI Commerce, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of GSI Commerce, Inc.; and

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

April 25, 2003

/s/ JORDAN M. COPLAND
Jordan M. Copland Executive Vice President and Chief Financial Officer