Form 10-Q
period 2003-03-29
GSI COMMERCE INC
filed 2003-05-09
CIK 828750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2003.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM _________TO _________

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

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒	No ☐

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 1, 2003:

Common Stock, $.01 par value	38,848,772

(Title of each class)	(Number of Shares)

FORM 10-Q
FOR THE QUARTER ENDED MARCH 29, 2003

          For all years prior to 1999, our fiscal year ended on December 31. Effective for 1999, we changed our fiscal year from the last day of December to the Saturday nearest the last day of December. Accordingly, references to fiscal 1999, fiscal 2000, fiscal 2001, fiscal 2002 and fiscal 2003 refer to the years ended January 1, 2000, December 30, 2000, December 29, 2001, December 28, 2002 and the year ending January 3, 2004.

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

i

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	December 28, 2002	March 29, 2003

ASSETS
Current assets:
Cash and cash equivalents	$61,004	$36,051
Short-term investments	2,280	1,385
Marketable securities	11,543	13,850
Accounts receivable, net of allowance of $1,533 and $1,414, respectively	3,974	3,564
Inventory	24,306	25,050
Prepaid expenses and other current assets	2,078	2,228

Total current assets	105,185	82,128
Property and equipment, net	48,669	47,354
Goodwill, net	13,453	13,453
Notes receivable	4,423	4,486
Other equity investments	2,159	2,159
Other assets, net of accumulated amortization of $1,250 and $1,471, respectively	13,684	13,444

Total assets	$187,573	$163,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,664	$15,569
Accrued expenses and other	20,283	14,555
Deferred revenue	15,025	17,737
Current portion—capital lease obligations	78	64

Total current liabilities	67,050	47,925
Commitments and contingencies
Stockholders’ equity:
Preferred stock, Series A, $0.01 par value, 5,000,000 shares authorized; 200 shares issued as mandatorily redeemable preferred stock as of December 28, 2002 and March 29, 2003, respectively; 0 shares outstanding as of December 28, 2002 and March 29, 2003, respectively	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 38,857,855 and 38,848,772 shares issued as of December 28, 2002 and March 29, 2003, respectively; 38,783,645 and 38,774,562 shares outstanding as of December 28, 2002 and March 29, 2003, respectively	389	389
Additional paid in capital	285,625	285,692
Accumulated other comprehensive income	57	49
Accumulated deficit	(165,547)	(171,030)

	120,524	115,100
Less: Treasury stock, at par	1	1

Total stockholders’ equity	120,523	115,099

Total liabilities and stockholders’ equity	$187,573	$163,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended

	March 30, 2002	March 29, 2003

Revenues:
Net revenues from product sales	$29,650	$44,173
Service fee revenues	2,275	4,706

Net revenues	31,925	48,879
Cost of revenues from product sales	20,355	31,853

Gross profit	11,570	17,026

Operating expenses:
Sales and marketing, exclusive of $252 and $229 reported below as stock-based compensation, respectively	9,192	12,721
Product development, exclusive of $74 and $0 reported below as stock-based compensation, respectively	2,336	4,005
General and administrative, exclusive of $206 and $59 reported below as stock-based compensation, respectively	3,302	3,178
Stock-based compensation	532	288
Depreciation and amortization	1,835	2,698

Total operating expenses	17,197	22,890

Other (income) expense:
Interest expense	132	—
Interest income	(454)	(381)

Total other (income) expense	(322)	(381)

Net loss	$(5,305)	$(5,483)

Losses per share—basic and diluted:
Net loss	$(0.14)	$(0.14)

Weighted average shares outstanding—basic and diluted	38,050	38,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended

	March 30, 2002	March 29, 2003

Cash Flows from Operating Activities:
Net loss	$(5,305)	$(5,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,835	2,698
Stock-based compensation	532	288
Changes in operating assets and liabilities:
Accounts receivable, net	3,178	410
Inventory	896	(744)
Prepaid expenses and other current assets	(1,034)	(150)
Notes receivable	—	(63)
Other assets, net	787	—
Accounts payable and accrued expenses and other	(16,234)	(21,823)
Deferred revenue	2,318	2,712

Net cash used in operating activities	(13,027)	(22,155)

Cash Flows from Investing Activities:
Acquisition of property and equipment, net	(1,017)	(1,366)
Net cash paid for acquisition of Ashford	(8,775)	—
Purchases of marketable securities	(567)	(5,315)
Sales of marketable securities	—	3,000
(Purchases) sales of short-term investments	(13)	895

Net cash used in investing activities	(10,372)	(2,786)

Cash Flows from Financing Activities:
Repayments of capital lease obligations	(93)	(14)
Retirement of Ashford revolving credit facility	(3,123)	—
Repayments of mortgage note	(11)	—
Proceeds from exercises of common stock options and warrants	778	2

Net cash used in financing activities	(2,449)	(12)

Net decrease in cash and cash equivalents	(25,848)	(24,953)
Cash and cash equivalents, beginning of period	105,896	61,004

Cash and cash equivalents, end of period	$80,048	$36,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

          GSI Commerce, Inc. (“GSI” or the “Company”), a Delaware corporation, develops and operates electronic commerce businesses for retailers, branded manufacturers, media companies, television networks and professional sports organizations. The e-commerce businesses that we operate include the sale of products through online retail stores and direct response television campaigns. The Company enables its partners to capitalize on their existing brands to exploit e-commerce opportunities. The Company customizes the design of its partners’ e-commerce businesses with a broad range of characteristics that includes differentiated user interfaces on partners’ Web sites, partner-specific content pages, product descriptions and images, partner-specific products for direct response television campaigns and partner-specific customer service and fulfillment. The Company currently derives virtually all of its revenues from the sale of goods through its partners’ e-commerce businesses, toll-free telephone number sales, bulk sales, business-to-business and group sales and related outbound shipping charges, net of allowances for returns and discounts, as well as from fixed and variable fees earned in connection with the development and operation of its partners’ e-commerce businesses and the provision of marketing and other services.

          The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

          This quarterly report should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements presented in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2003.

          Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to those used in the current period.

NOTE 2—ACCOUNTING POLICIES

          Marketable Securities:    Marketable securities, which consist of investments in debt securities, are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded as a component of stockholders’ equity. The Company does not intend to hold its marketable securities for more than one year from the most recent balance sheet date and has therefore classified them as a current asset. Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income or loss. As of December 28, 2002 and March 29, 2003, the Company recorded net unrealized gains on its marketable securities of $57,000 and $49,000, respectively.

          Other Assets, Net:    Other assets, net consists primarily of deferred partner revenue share charges, resulting from the exercise of a right to receive 1,600,000 shares of the Company’s common stock in lieu of future cash partner revenue share payments. The 1,600,000 shares of the Company’s common stock issued are subject to restrictions, including the prohibition of the transfer of such shares. These restrictions lapsed as to 10% of such shares on December 31, 2002 and on March 29, 2003 and will lapse as to an additional 10% of such shares on the last day of each quarter thereafter, becoming free of all such transfer restrictions on March 31, 2005. Deferred partner revenue share charges were $13.2 million and $13.0 million as of December 28, 2002 and March 29, 2003, respectively, and are being amortized as stock-based compensation expense as the partner revenue share expense is incurred. The partner revenue share expense incurred is based on actual revenues recognized in a given period and the imputed partner revenue share percentage, which is based on the value of the Company’s common stock that was issued upon exercise of the right. Stock-based compensation expense related to the amortization of deferred partner revenue share charges was $158,000 and $222,000 for the three-month periods ended March 30, 2002 and March 29, 2003, respectively.

          Shipping and Handling Costs:    The Company defines shipping and handling costs as only those costs incurred for a third-party shipper to transport products to the customer and these costs are included in cost of revenues from product sales. In some instances, shipping and handling costs exceed shipping charges to the customer and are subsidized by the Company. Additionally, the Company selectively offers promotional free shipping whereby it ships merchandise to customers free of all shipping and handling charges. The cost of promotional free shipping and subsidized shipping and handling was $141,000 and $506,000 for the three-month periods ended March 30, 2002 and March 29, 2003, respectively, and was charged to sales and marketing expense.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          Fulfillment Costs:    The Company defines fulfillment costs as personnel, occupancy and other costs associated with its Kentucky fulfillment center and its former Texas fulfillment center, personnel and other costs associated with its logistical support and vendor operations departments and third-party warehouse and fulfillment services costs. Fulfillment costs were $2.4 million and $3.1 million for the three-month periods ended March 30, 2002 and March 29, 2003, respectively, and are included in sales and marketing expense.

          Stock-Based Compensation:    Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company accounts for stock-based compensation for stock options and warrants issued to non-employees in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF No. 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees.” Accordingly, compensation expense for stock options and warrants issued to non-employees is measured using a Black-Scholes multiple option pricing model that takes into account assumptions as to the expected life of the option or warrant, the expected volatility of our common stock and the risk-free interest rate over the expected life of the option or warrant.

          The following table illustrates the pro forma net loss and losses per share for the three-month periods ended March 30, 2002 and March 29, 2003 as if compensation expense for stock options issued to employees had been determined consistent with SFAS No. 123:

	Three Months Ended

	March 30, 2002	March 29, 2003

	(in thousands)
Net loss, as reported	$(5,305)	$(5,483)
Deduct: Total stock-based compensation determined under fair value based method for all awards	(1,655)	(387)

Pro forma net loss	$(6,960)	$(5,870)

Losses per share—basic and diluted:
Net loss per share, as reported	$(0.14)	$(0.14)

Pro forma net loss per share	$(0.18)	$(0.15)

          The Company also records stock-based compensation as deferred partner revenue share charges are amortized. Stock-based compensation expense related to the amortization of deferred partner revenue share charges was $158,000 and $222,000 for the three-month periods ended March 30, 2002 and March 29, 2003, respectively.

       New Accounting Pronouncements

          Certain Consideration Received from a Vendor:    In November 2002, the EITF reached a consensus on EITF No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF 02-16 addresses the accounting of cash consideration received by a customer from a vendor, including vendor rebates and refunds. The consensus reached states that consideration received should be presumed to be a reduction of the prices of the vendor’s products or services and should therefore be shown as a reduction of cost of sales in the income statement of the customer. The presumption could be overcome if the vendor receives an identifiable benefit in exchange for the consideration or the consideration represents a reimbursement of a specific incremental identifiable cost incurred by the customer in selling the vendor’s product or service. If one of these conditions is met, the cash consideration should be characterized as a reduction of those costs in the income statement of the customer. The consensus reached also concludes that if rebates or refunds can be reasonably estimated, such rebates or refunds should be recognized as a reduction of the cost of sales based on a systematic and rational allocation of the consideration to be received relative to the transactions that mark the progress of the customer toward earning the rebate or refund.  The effective date of this EITF is for fiscal periods beginning after December 15, 2002.  The Company adopted the provisions of this EITF in the first quarter of fiscal 2003 and it did not have a significant impact on the Company’s financial position or results of operations.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—CESSATION OF ASHFORD OPERATIONS

          In December 2002, the Company announced and implemented its plan to cease the operations of Ashford.com, Inc. (“Ashford”). This plan involved the liquidation of Ashford’s remaining inventory, the closure of its Houston, Texas fulfillment center and offices and the termination of 71 employees. This plan was substantially completed in January 2003. As of March 29, 2003, 70 employees had been terminated and actual termination benefits paid were $359,000.  The operations of Ashford accounted for approximately $1.6 million and $734,000 of the Company’s total revenue for the three-month periods ended March 30, 2002 and March 29, 2003, respectively.

          At March 29, 2003, the accrued liability associated with the cessation of Ashford operations was $366,000 and consisted of the following (in thousands):

	Balance at December 28, 2002	Subsequent Accruals, net	Non-Cash Settlements and Other Adjustments	Payments	Balance at March 29, 2003	Due Within 12 Months	Due After 12 Months

Termination benefits	$417	$—	$—	$(359)	$58	$58	$—
Contractual obligations	402	—	—	(106)	296	296	—
Other restructuring costs..	12	—	—	—	12	12	—

	$831	$—	$—	$(465)	$366	$366	$—

          Termination benefits are comprised of severance-related payments for all employees terminated in connection with the cessation of Ashford operations. The contractual obligations relate to contracts entered into by Ashford prior to the sale of assets to Odimo Acquisition Corp. Other restructuring costs include expenses which are directly attributable to the cessation of Ashford operations.

NOTE 4—MARKETABLE SECURITIES

          Marketable securities, at estimated fair value, consist of the following:

	December 28, 2002

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Auction preferred stock	$1,500	$—	$—	$1,500
U.S. government agency securities	9,986	57	—	10,043

	$11,486	$57	$—	$11,543

	March 29, 2003

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Auction preferred stock	$1,500	$—	$—	$1,500
Corporate bonds	1,392	—	(4)	1,388
U.S. government agency securities	10,909	53	—	10,962

	$13,801	$53	$(4)	$13,850

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          The amortized cost and estimated fair value of investments in debt securities as of March 29, 2003, by contractual maturity, are as follows:

	Amortized Cost	Estimated Fair Value

	(in thousands)
Due within one year	$6,295	$6,296
Due after one year through two years	7,506	7,554

	$13,801	$13,850

NOTE 5—CHANGES IN STOCKHOLDERS’ EQUITY

          The following table summarizes the changes in stockholders’ equity for the three-month periods ended March 30, 2002 and March 29, 2003:

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Comprehensive Loss	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total

	Shares	Dollars					Shares	Dollars

Consolidated balance at December 29, 2001	37,674	$377	$277,628	$(131,738)		$—	1	$—	$146,267
Net loss				(5,305)	$(5,305)				(5,305)
Unrealized losses on available-for-sale securities					(2)	(2)			(2)

Comprehensive loss					$(5,307)

Issuance of common stock in acquisition of Ashford.com, Inc.	435	4	6,957						6,961
Issuance of options and warrants to purchase common stock in exchange for services			377						377
Issuance of common stock upon exercise of options and warrants	423	4	775						779

Consolidated balance at March 30, 2002	38,532	$385	$285,737	$(137,043)		$(2)	1	$—	$149,077

Consolidated balance at December 28, 2002	38,858	$389	$285,625	$(165,547)		$57	74	$(1)	$120,523
Net loss				(5,483)	$(5,483)				(5,483)
Unrealized losses on available-for-sale securities					(8)	(8)			(8)

Comprehensive loss					$(5,491)

Issuance of options to purchase common stock in exchange for services			65						65
Issuance of common stock upon exercise of options	2	—	2						2
Other	(11)	—	—						—

Consolidated balance at March 29, 2003	38,849	$389	$285,692	$(171,030)		$49	74	$(1)	$115,099

NOTE 6—STOCK OPTIONS AND WARRANTS

          The Company maintains incentive and non-incentive stock option plans for certain employees, directors and other persons (the “Plans”). Under the terms of the Plans, the Company may grant incentive and non-incentive options and restricted stock and unrestricted stock awards to purchase up to 8,092,571 shares of common stock. The options granted under the Plans generally vest at various times over periods ranging up to five years and have terms of up to ten years after the date of grant, unless the optionee leaves the employ of or ceases to provide services to the Company. Stock appreciation rights (“SARs”) may be granted under the Plans either alone or in tandem with stock options. Generally, recipients of SARs are entitled to receive, upon exercise, cash or shares of common stock (valued at the then fair market value of the Company’s common stock) equal to such fair market value on the date of exercise minus such fair market value on the date of grant of the shares subject to the SAR, although certain other measurements also may be used. A SAR granted in tandem with a stock option is exercisable only if and to the extent that the option is exercised. No SARs have been granted to date under the Plans.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          The following table summarizes the stock option activity for the three-month periods ended March 30, 2002 and March 29, 2003:

	Three Months Ended

	March 30, 2002		March 29, 2003

	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

	(in thousands)		(in thousands)
Outstanding, beginning of period	5,527	$8.02	5,369	$8.30
Granted	322	17.43	243	2.64
Exercised	(143)	5.43	(2)	1.00
Cancelled	(44)	10.59	(283)	13.34

Outstanding, end of period	5,662	8.59	5,327	7.78

Exercisable, end of period	2,303	8.74	3,024	8.00

          The following table summarizes the warrant activity for the three-month periods ended March 30, 2002 and March 29, 2003:

	Three Months Ended

	March 30, 2002		March 29, 2003

	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

	(in thousands)		(in thousands)
Outstanding, beginning of period	7,817	$9.27	7,082	$9.25
Granted	—	—	—	—
Exercised	(280)	10.62	—	—
Cancelled	(354)	10.62	(200)	11.44

Outstanding, end of period	7,183	9.15	6,882	9.18

Exercisable, end of period	6,933	9.39	6,682	9.38

          During the three-month period ended March 29, 2003, the Company granted to employees options to purchase an aggregate of 218,000 shares of the Company’s common stock at prices ranging from $2.37 to $3.10 per share and granted to a director options to purchase 25,000 shares of the Company’s common stock at a price of $3.10 per share. The weighted average fair value and the weighted average exercise price of the options granted with exercise prices at the then-current market prices of the underlying stock during the three-month period ended March 29, 2003 was $1.70 and $2.64 per share, respectively. For the three-month period ended March 29, 2003, the Company recorded $66,000 of stock-based compensation expense relating to options and restricted stock.

          During the three-month period ended March 30, 2002, the Company granted to employees options to purchase an aggregate of 322,220 shares of the Company’s common stock at prices ranging from $14.00 to $19.94 per share. The weighted average fair value and the weighted average exercise price of the options granted with exercise prices at the then-current market prices of the underlying stock during the three-month period ended March 30, 2002 was $11.99 and $17.43 per share, respectively. For the three-month period ended March 30, 2002, the Company recorded $321,000 of stock-based compensation expense relating to options and restricted stock.

          During the three-month period ended March 30, 2002, warrants to purchase an aggregate of 634,557 shares of the Company’s common stock were net-exercised. There were no cash proceeds as a result of the net exercises and the Company issued a net of 279,724 shares of its common stock. The Company recognized $53,000 of stock-based compensation expense for the three-month period ended March 30, 2002 relating to these net exercises.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          The following table summarizes information regarding options and warrants outstanding and exercisable as of March 29, 2003:

			Outstanding			Exercisable

Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

			(in thousands)			(in thousands)
$0.59	–	$6.00	3,407	7.16	$4.57	2,008	$4.79
$6.13	–	$8.15	3,151	4.06	7.79	2,560	8.00
$9.00	–	$10.00	4,492	2.21	9.91	4,399	9.92
$10.60	–	$24.69	1,144	6.53	16.42	726	16.59
$30.56	–	$74.54	15	3.53	38.70	13	39.50

$0.59	–	$74.54	12,209	4.47	8.56	9,706	8.94

          As of March 29, 2003, 1,191,984 shares of common stock were available for future grants under the Plans.

          The fair value of options granted under the Plans during the three-month periods ended March 30, 2002 and March 29, 2003 were estimated on the date of grant using the Black-Scholes multiple option pricing model, with the following weighted average assumptions:

	Three Months Ended

Assumption	March 30, 2002	March 29, 2003

Dividend yield	None	None
Expected volatility	102.00%	100.00%
Average risk free interest rate	4.32%	2.22%
Average expected lives	3.80 years	3.52 years

No warrants were granted or issued by the Company during the three-month periods ended March 30, 2002 and March 29, 2003, respectively.

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

          The amounts used in calculating losses per share data are as follows:

	Three Months Ended

	March 30, 2002	March 29, 2003

	(in thousands)
Net loss	$(5,305)	$(5,483)

Weighted average shares outstanding—basic and diluted	38,050	38,784

Outstanding common stock options having no dilutive effect	5,662	5,327

Outstanding common stock warrants having no dilutive effect	7,183	6,882

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—COMPREHENSIVE LOSS

          The following table summarizes the components of comprehensive loss:

	Three Months Ended

	March 30, 2002	March 29, 2003

	(in thousands)
Net loss	$(5,305)	$(5,483)
Other comprehensive loss:
Unrealized losses on available-for-sale securities	(2)	(8)

Other comprehensive loss	(2)	(8)

Comprehensive loss	$(5,307)	$(5,491)

NOTE 9—SIGNIFICANT TRANSACTIONS/CONCENTRATIONS OF CREDIT RISK

          Net revenues included $8.3 million and $0 for the three-month periods ended March 30, 2002 and March 29, 2003, respectively, from sales of one of the Company’s partner’s products sold primarily through its direct response television campaigns in addition to Web site and toll-free number sales. As of March 29, 2003, the amount included in accounts receivable related to these sales was $0.

          As of March 29, 2003, included in accounts receivable was $806,000 related to sales to one entity.  The entire amount was collected by the Company in April 2003.

          As of March 29, 2003, the Company had $7.8 million of operating cash and $42.1 million of cash equivalents and marketable securities invested with four financial institutions, which are potentially subject to credit risk. The composition of these investments are regularly monitored by management of the Company.

NOTE 10—MAJOR SUPPLIERS/ECONOMIC DEPENDENCY

          During the three-month period ended March 29, 2003, the Company purchased inventory from one supplier amounting to $11.8 million or 41% of total inventory purchased.

          During the three-month period ended March 30, 2002, the Company purchased inventory from one supplier amounting to $6.9 million or 42% of total inventory purchased.

          No other supplier amounted to more than 10% of total inventory purchased for any period presented.

NOTE 11—COMMITMENTS AND CONTINGENCIES

     Legal Proceedings

          The Company is involved in various litigation incidental to its current and discontinued businesses, including Ashford, which litigation includes alleged infringement of intellectual property rights of third parties, contractual claims and claims relating to the manner in which goods are sold through the e-commerce businesses that the Company operates for its partners. The Company believes that the disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

     Employment Agreements

          As of March 29, 2003, the Company had employment agreements with several of its employees for an aggregate annual base salary $2.6 million plus bonuses and increases in accordance with the terms of the agreements. Remaining terms of such contracts range from one to four years.

     Advertising and Media Agreements

          As of March 29, 2003, the Company was contractually committed for the purchase of future advertising totaling approximately $421,000 through the fiscal year ending January 3, 2004. The expense related to these commitments will be recognized in accordance with the Company’s accounting policy related to advertising.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Concluded)

     Partner Revenue Share Payments

          As of March 29, 2003, the Company was contractually committed to minimum cash revenue share payments of $375,000 per fiscal quarter through July 2011 and annual minimum cash revenue share payments of $200,000 in February 2004 and $250,000 in February 2005.

NOTE 12—SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Three Months Ended

	March 30, 2002	March 29, 2003

	(in thousands)
Cash paid during the period for interest	$132	$—
Acquisition of Ashford:
Fair value of assets acquired (including goodwill)	$27,291	$—
Liabilities assumed	(11,555)	—
Stock issued	(6,961)	—

Cash paid	8,775	—
Cash acquired	—	—

Net cash paid for acquisition of Ashford	$8,775	$—

Noncash Investing and Financing Activities:
Unrealized losses on available-for-sale securities	$(2)	$(8)
Issuance of common stock upon exercises of options granted to employees of the discontinued operations	$4	$—

NOTE 13—RELATED PARTY TRANSACTIONS

          The Company has entered into a strategic alliance to provide technology, procurement and fulfillment services for QVC, Inc., which along with its majority stockholder, Comcast Corporation, owns Interactive Technology Holdings, LLC, which is a major stockholder of the Company. The Company recognized net revenues of $203,000 and $526,000 on sales to this related party for the three-month periods ended March 30, 2002 and March 29, 2003, respectively. The terms of these sales are comparable to those with other business-to-business partners of the Company. As of March 29, 2003, the amount included in accounts receivable as a result of these sales was $397,000.

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

Overview

          We develop and operate electronic commerce businesses for retailers, branded manufacturers, media companies, television networks and professional sports organizations.  The e-commerce businesses that we operate include the sale of products through online retail stores and direct response television campaigns.  We enable our partners to capitalize on their existing brands to exploit e-commerce opportunities. We customize the design of our partners’ e-commerce businesses with a broad range of characteristics that includes differentiated user interfaces on partners’ Web sites, partner-specific content, product descriptions and images, partner-specific products for direct response television campaigns and partner-specific customer service and fulfillment. We currently derive virtually all of our revenues from the sale of goods through our partners’ e-commerce businesses, toll-free telephone number sales, bulk sales, business-to-business and group sales and related outbound shipping charges, net of allowances for returns and discounts, as well as from fixed and variable fees earned in connection with the development and operation of our partners’ e-commerce businesses and the provision of marketing and other services.

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

•

service fee revenues, which are derived from fixed and variable fees earned in connection with the development and operation of our partners’ e-commerce businesses and the provision of marketing and other services.

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

•

other income and expense, which consists primarily of interest income earned on cash, cash equivalents, short-term investments and marketable securities, interest expense paid primarily in connection with a mortgage note on our corporate headquarters and interest expense on capital leases.

Results of Operations

     Comparison of the three-month periods ended March 29, 2003 and March 30, 2002

          Net Revenues from Product Sales.    Net revenues from product sales increased $14.5 million from $29.7 million for the three-month period ended March 30, 2002 to $44.2 million for the three-month period ended March 29, 2003. Of this increase, $22.2 million was due to the net addition of online retail stores that were not operated for the entirety of both periods and $756,000 was due to sales from partners’ online retail stores that were operated for the entirety of both periods, offset, in part, by a $7.3 million decrease in sales through direct response television campaigns primarily due to lower sales of one of our partner’s products and a $1.2 million decrease in sales from our company owned online stores.

          Service Fee Revenues.    Service fee revenues increased $2.4 million from $2.3 million for the three-month period ended March 30, 2002 to $4.7 million for the three-month period ended March 29, 2003. This increase was primarily due to an increase of $2.4 million in fees related to new partners added in the second quarter of fiscal 2002.

          Cost of Revenues from Product Sales.    We had cost of revenues from product sales of $20.4 million and $31.9 million for the three-month periods ended March 30, 2002 and March 29, 2003, respectively. As a percentage of net revenues from product sales, cost of revenues from product sales was 68.7% and 72.1% for the three-month periods ended March 30, 2002 and March 29, 2003, respectively. This increase was due primarily to sales in new product categories, which have lower margins and represent a greater percentage of product sales.

          Gross Profit.    We had gross profit of $11.6 million and $17.0 million for the three-month periods ended March 30, 2002 and March 29, 2003, respectively. As a percentage of net revenues, gross profit was 36.2% and 34.8% for the three-month periods ended March 30, 2002 and March 29, 2003, respectively. The increase in gross profit dollars for the three-month period ended March 29, 2003 compared to the comparable period in fiscal 2002 was due to the $14.5 million increase in net revenues from product sales and the $2.4 million increase in service fee revenues for the three-month period ended March 29, 2003.  The decrease in gross profit percentage for the three-month period ended March 29, 2003 compared to the comparable period in fiscal 2002 was due primarily to sales in new product categories, which have lower margins and represent a greater percentage of product sales.

          Sales and Marketing Expenses.    Sales and marketing expenses increased $3.5 million from $9.2 million for the three-month period ended March 30, 2002 to $12.7 million for the three-month period ended March 29, 2003. This increase was primarily due to a $2.3 million increase in personnel and related costs, of which $1.1 million was attributable to our marketing and customer service departments and $717,000 was attributable to our fulfillment operations, a $1.1 million increase in partner revenue share charges, a $710,000 increase in credit card fees and a $365,000 increase in subsidized shipping and handling costs, offset, in part, by a $1.5 million decrease in advertising costs relating primarily to direct marketing campaigns. The increases in partner revenue share charges and credit card fees are due primarily to increased sales volume through our partners’ online retail stores.

          Product Development Expenses.    Product development expenses increased $1.7 million from $2.3 million for the three-month period ended March 30, 2002 to $4.0 million for the three-month period ended March 29, 2003. This increase was primarily due to a $1.1 million increase in personnel and related costs, a $317,000 increase in communication and bandwidth costs and a $300,000 increase in web hosting and equipment and software maintenance costs related to the increased number of e-commerce businesses that we operated and maintained.

          General and Administrative Expenses.    General and administrative expenses decreased $124,000 from $3.3 million for the three-month period ended March 30, 2002 to $3.2 million for the three-month period ended March 29, 2003. This decrease was primarily due to an $826,000 decrease in bad debt and chargebacks related to lower direct response television campaign sales for the three-month period ended March 29, 2003 and its associated higher bad debt rate and a lower bad debt rate for sales through our partners’ online stores, offset, in part, by a $305,000 increase in insurance related expenses and other administrative costs and a $304,000 increase in personnel and related costs.

          Stock-Based Compensation Expense.    Stock-based compensation expense decreased $244,000 from $532,000 for the three-month period ended March 30, 2002 to $288,000 for the three-month period ended March 29, 2003. This decrease was primarily due to a decrease of $178,000 in charges related to options subject to variable accounting, a decrease of $78,000 in charges related to the issuance of options granted during fiscal 2000 with exercise prices below the then-current market prices of the underlying stock and a decrease of $53,000 in charges related to the net exercise of warrants during the three-month period ended March 30, 2002, offset, in part, by an increase of $64,000 related to the amortization of deferred partner revenue share charges.  As of March 29, 2003, we had an aggregate of $1.3 million of deferred stock-based compensation remaining to be amortized. We had stock-based compensation expense related to the amortization of deferred partner revenue share charges of $158,000 and $222,000 for the three-month periods ended March 30, 2002 and March 29, 2003, respectively.

          Depreciation and Amortization Expenses.    Depreciation and amortization expenses increased $863,000 from $1.8 million for the three-month period ended March 30, 2002 to $2.7 million for the three-month period ended March 29, 2003. The increase in depreciation and amortization expenses was primarily related to the purchase of our Kentucky fulfillment center and the assets purchased to build, manage and operate our e-commerce business.

          Interest (Income) Expense.    We had interest income of $454,000 and interest expense of $132,000 for the three-month period ended March 30, 2002 compared to interest income of $381,000 and interest expense of $0 for the three-month period ended March 29, 2003. The decrease in interest income of $73,000 was due to lower interest rates and lower average balances of cash, cash equivalents, short-term investments and marketable securities during the three-month period ended March 29, 2003 compared to the three-month period ended March 30, 2002.  The decrease in interest expense of $132,000 was due primarily to the early retirement of a mortgage note on our corporate headquarters in November 2002.

          Income Taxes.    Since the sales of our discontinued operations, we have not generated taxable income. Net operating losses generated have been carried back to offset income taxes paid in prior years. The remaining net operating losses will be carried forward.  As of March 29, 2003, we had available net operating loss carryforwards of approximately $420.0 million which expire in the years 2003 through 2022. The use of certain net operating loss carryforwards are subject to limitations based on ownership changes of our stock, as provided under Section 382 of the Internal Revenue Code. We expect that net operating losses of approximately $243.2 million will expire before they can be utilized. Any otherwise recognizable deferred tax assets have been offset by a valuation allowance for the net operating loss carryforwards.

Certain Related Party Transactions

          We have entered into a strategic alliance to provide technology, procurement and fulfillment services for QVC, Inc., which along with its majority stockholder, Comcast Corporation, owns Interactive Technology Holdings, LLC, which is one of our major stockholders. We recognized net revenues of $203,000 and $526,000 on sales to this related party for the three-month periods ended March 30, 2002 and March 29, 2003, respectively. The terms of these sales are comparable to those with our other business-to-business partners, and the amount included in accounts receivable as a result of these sales was $397,000 as of March 29, 2003.

Liquidity and Capital Resources

          Our principal source of liquidity is our cash, cash equivalents, short-term investments and marketable securities. Our cash, cash equivalents, short-term investments and marketable securities balances were $51.3 million and $74.8 million as of March 29, 2003 and December 28, 2002, respectively.

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

          We have incurred substantial costs to develop our e-commerce businesses and to recruit, train and compensate personnel for our creative, engineering, business development, marketing, merchandising, customer service, management information systems and administrative departments.  During the first quarter of fiscal 2003, we spent approximately $1.4 million on continued upgrades to our technology infrastructure.  We expect capital expenditures for the remainder of fiscal 2003 to be between $8.6 million and $13.6 million. As of March 29, 2003, we had cash, cash equivalents, short-term investments and marketable securities of $51.3 million, working capital of $34.2 million and an accumulated deficit of $171.0 million.

          We used approximately $22.2 million and $13.0 million in net cash for operating activities during the three-month periods ended March 29, 2003 and March 30, 2002, respectively. Net cash used for operating activities during the three-month period ended March 29, 2003 was primarily the result of net losses and changes in accounts payable and accrued expenses and other, inventory, prepaid expenses and other current assets and notes receivable, offset, in part, by changes in deferred revenue, depreciation and amortization, accounts receivable and stock-based compensation.  Net cash used for operating activities during the three-month period ended March 30, 2002 was primarily the result of net losses and changes in accounts payable and accrued expenses and other and prepaid expenses and other current assets, offset, in part, by changes in accounts receivable, deferred revenue, depreciation and amortization, inventory, other assets and stock-based compensation.

          Our investing activities during the three-month period ended March 29, 2003 consisted primarily of purchases of $5.3 million and sales of $3.0 million of marketable securities.  During the three-month period ended March 29, 2003, we also made capital expenditures of $1.4 million and received $895,000 in gross proceeds from the sale of short-term investments.  During the three-month period ended March 30, 2002, we paid $8.8 million for the acquisition of Ashford including acquisition costs, made capital expenditures of $1.0 million and purchased $567,000 of marketable securities.

          Our financing activities during the three-month period ended March 29, 2003 consisted primarily of repayments of $14,000 of capital lease obligations.  During the three-month period ended March 30, 2002, we retired for $3.1 million a revolving credit facility with Congress Financial Corporation, a unit of First Union National Bank, that had been maintained by Ashford prior to our acquisition of Ashford.  During the three-month period ended March 30, 2002, we also received $778,000 in gross proceeds from exercises of common stock options and warrants.

          We had the following commitments as of March 29, 2003 with respect to our lease obligations, employment agreements, advertising and media agreements and partner revenue share payment obligations.

	Nine Months Ending January 3, 2004	Fiscal Year

		2004	2005	2006	2007	Thereafter	Total

	(In thousands)
Capital leases	$64	$—	$—	$—	$—	$—	$64
Operating leases	450	336	310	262	259	627	2,244
Employment agreements	1,945	1,906	1,080	653	—	—	5,584
Advertising and media agreements	421	—	—	—	—	—	421
Partner revenue share payments	1,125	1,700	1,750	1,500	1,500	5,250	12,825

Total commitments	$4,005	$3,942	$3,140	$2,415	$1,759	$5,877	$21,138

          To date, we have financed our e-commerce operations primarily from the sale of equity securities. Management expects that our current cash and the collection of accounts receivable will be sufficient to meet our anticipated cash needs for the foreseeable future. While in the fourth quarter of 2001 we realized income of $260,000, we did not realize income for fiscal 2001 or fiscal 2002, and we do not expect to realize income in fiscal 2003. In order to fund our anticipated operating expenses and realize income, our revenues must increase significantly. If cash flows are insufficient to fund our expenses, we may need to raise additional funds in future periods through public or private debt or equity financings or other arrangements to fund our operations until we achieve profitability. Failure to raise future capital when needed could seriously harm our business and operating results. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders would be reduced to the extent they did not participate in that financing. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

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

          We expect continuing losses.

          We incurred substantial losses in fiscal 1999, fiscal 2000, fiscal 2001 and fiscal 2002, and as of March 29, 2003, we had an accumulated deficit of $171.0 million. Except for the fourth quarter of fiscal 2001, we have not achieved profitability from our continuing operations, and we do not expect to achieve profitability in fiscal 2003. We may not obtain an appropriate volume of purchases from the e-commerce businesses that we operate, generate an appropriate amount of service fee revenue from our existing partners or add an appropriate amount of new partners to generate sufficient revenues to achieve profitability. Additionally, in fiscal 2002 our net loss was greater than the prior year despite an increase in revenue. Therefore, even if we are able to generate increased revenue, there is no assurance that our results will improve. There can be no assurances that we will be able to achieve profitability from our continuing operations.

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

          We have an e-commerce agreement with Bluelight.com, a subsidiary of Kmart, pursuant to which we operate the Kmart.com Web site.  Even though Kmart and Bluelight recently emerged from bankruptcy, we may not realize all of the economic benefits of that agreement.

          Kmart, as well as Bluelight.com, operated in bankruptcy from January 2002 until May 2003.  In connection with its bankruptcy restructuring plan, Bluelight assumed its e-commerce agreement with us.  In March 2003, we and Bluelight modified our agreement to shorten the term, eliminate the last two of eight fixed fee payments required under the agreement and provide for early termination rights for both us and Bluelight. We will, however, continue to receive a percentage of sales through the Bluelight Web site for the services that we provide under this agreement. Our agreement with Bluelight accounted for 14% of our annual revenue in fiscal 2002. Bluelight.com may cease making future payments or terminate its agreement with us early. If Bluelight.com ceases making payments or terminates its e-commerce agreement with us, we will not realize all of the economic benefits of that agreement.

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

          For the categories in which we own inventory, we primarily purchase products from the manufacturers and distributors of the products. For the categories in which we provide e-commerce services to our partners, our partners purchase products from the manufacturers and distributors of products. If we or our partners are unable to develop and maintain relationships with these manufacturers, we or our partners may be unable to obtain or continue to carry a sufficient assortment and quantity of quality merchandise on acceptable commercial terms and our business could be adversely impacted. We do not have written contracts with many manufacturers or distributors.  During the three-month period ended March 29, 2003, we purchased 41% of the total amount of inventory we purchased during that period from one manufacturer.  In addition, during fiscal 2002, we purchased 20% of the total amount of inventory we purchased during fiscal 2002 from one manufacturer and during fiscal 2001, we purchased 23% and 16% of the total amount of inventory we purchased during fiscal 2001 from two manufacturers. Manufacturers could stop selling products to our partners or us and may ask us or our partners to remove their products or logos from our partners’ Web sites. If our partners or we are unable to obtain products directly from manufacturers, especially popular brand manufacturers, we may not be able to obtain the same or comparable merchandise in a timely manner or on acceptable commercial terms.

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

          While we sold certain assets of Ashford in December 2002, Ashford continues to be a party to certain litigation that was commenced prior to our acquisition of Ashford in March 2002. Since July 11, 2001, several stockholder class action complaints have been filed in the United States District Court of the Southern District of New York against Ashford, several of Ashford’s officers and directors, and various underwriters of Ashford’s initial public offering. The purported class actions have all been brought on behalf of purchasers of Ashford common stock during various periods beginning on September 22, 1999, the date of Ashford’s initial public offering. The plaintiffs allege that Ashford’s prospectus, included in Ashford’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, certain fees and commissions collected by the underwriters or arrangements designed to inflate the price of the common stock. The plaintiffs further allege that because of these purchases, Ashford’s post-initial public offering stock price was artificially inflated. As a result of the alleged omissions in the prospectus and the purported inflation of the stock price, the plaintiffs claim violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. The complaints have been consolidated into a single action, and the consolidated cases against Ashford have been consolidated with similarly consolidated cases filed against 308 other issuer defendants for the purposes of pretrial proceedings. The claims against Ashford’s officers and directors were dismissed in exchange for tolling agreements which permit the refiling of claims against officers and directors at a later date. A motion to dismiss filed on behalf of all issuer defendants, including Ashford, was denied in all aspects relevant to Ashford on February 19, 2003. We believe that Ashford has defenses against these actions. We believe that the ultimate disposition of these matters will not have a material effect on our business, financial condition or results of operations, although we expect that Ashford will continue to incur costs related to defend this litigation.

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

          On or about March 25, 2003, we were served with a complaint filed in the Chancery Court of Davidson County, Tennessee, by a private litigant purportedly on behalf of the State of Tennessee under the Tennessee False Claims Act.  The complaint alleges that we (along with certain of our partners) wrongfully failed to collect and remit sales and use taxes for sales of personal property to customers in Tennessee and knowingly created records and statements falsely stating we were not required to collect or remit such taxes.  The complaint seeks injunctive relief, unpaid taxes, interest, attorneys’ fees, civil penalties of up to $10,000 per violation, and treble damages under the Tennessee False Claims Act.  In addition, we believe that this litigant has filed similar actions against retailers in other states, and we may have been or may be named in similar cases in other states. We do not believe that we are liable under existing Tennessee laws and regulations for any failure to collect sales or other taxes relating to internet sales and intend to vigorously defend ourselves in this matter.  However, we may incur substantial expenses in defending against this claim.  In the event of a determination adverse to us, we may incur substantial monetary liability, and be required to change our business practices, either of which could have a material adverse effect on our business, financial position or results of operations.

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

          As of April 2, 2003, Michael G. Rubin, our Chairman, President and Chief Executive Officer, beneficially owned 19.1%, funds affiliated with SOFTBANK Holdings Inc., or SOFTBANK, beneficially owned 24.7% and Interactive Technology Holdings, LLC, or ITH, a joint venture company of Comcast Corporation and QVC, Inc., beneficially owned 31.6% of our outstanding common stock, including currently exercisable warrants and options to purchase common stock. Should they decide to act together, any two of Mr. Rubin, SOFTBANK and ITH would be in a position to exercise effective control, and all three would be in a position to exercise complete control, over most matters requiring stockholder approval, including the election or removal of directors, approval of significant corporate transactions and the ability generally to direct our affairs. Furthermore, the stock purchase agreements pursuant to which SOFTBANK and ITH acquired their shares of our common stock provide that SOFTBANK and ITH each have the right to designate up to two members of our board of directors. This concentration of ownership and SOFTBANK’s and ITH’s right to designate members to our board of directors may have the effect of delaying or preventing a change in control of us, including transactions in which stockholders might otherwise receive a premium over current market prices for their shares.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          There have been no significant changes in market risk for the quarter ended March 29, 2003. See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 filed with the Securities and Exchange Commission on March 26, 2003.

ITEM 4.     CONTROLS AND PROCEDURES

          (a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

          (b) Changes in Internal Controls.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the principal executive officer’s and principal financial officer’s evaluation referred to above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

          From time to time, we are involved in various litigation incidental to our current and discontinued businesses, including alleged infringement of intellectual property rights of third parties, contractual claims and claims relating to the manner in which goods are sold through the e-commerce businesses that we operate for our partners.

          While we sold certain assets of Ashford.com, Inc. in December 2002, Ashford continues to be a party to certain litigation that was commenced prior to our acquisition of Ashford in March 2002. Since July 11, 2001, several stockholder class action complaints have been filed in the United States District Court of the Southern District of New York against Ashford, several of Ashford’s officers and directors, and various underwriters of Ashford’s initial public offering. The purported class actions have all been brought on behalf of purchasers of Ashford common stock during various periods beginning on September 22, 1999, the date of Ashford’s initial public offering. The plaintiffs allege that Ashford’s prospectus, included in Ashford’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, certain fees and commissions collected by the underwriters or arrangements designed to inflate the price of the common stock. The plaintiffs further allege that because of these purchases, Ashford’s post-initial public offering stock price was artificially inflated. As a result of the alleged omissions in the prospectus and the purported inflation of the stock price, the plaintiffs claim violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. The complaints have been consolidated into a single action, and the consolidated cases against Ashford have been consolidated with similarly consolidated cases filed against 308 other issuer defendants for the purposes of pretrial proceedings. The claims against Ashford’s officers and directors were dismissed in exchange for tolling agreements which permit the refiling of claims against officers and directors at a later date. A motion to dismiss filed on behalf of all issuer defendants, including Ashford, was denied in all aspects relevant to Ashford on February 19, 2003. We believe that Ashford has defenses against these actions.

          On or about March 25, 2003, we were served with a complaint filed in the Chancery Court of Davidson County, Tennessee, by a private litigant purportedly on behalf of the State of Tennessee under the Tennessee False Claims Act.  The complaint alleges that we (along with certain of our partners) wrongfully failed to collect and remit sales and use taxes for sales of personal property to customers in Tennessee and knowingly created records and statements falsely stating we were not required to collect or remit such taxes.  The complaint seeks injunctive relief, unpaid taxes, interest, attorneys’ fees, civil penalties of up to $10,000 per violation, and treble damages under the Tennessee False Claims Act.  In addition, we believe that this litigant has filed similar actions against retailers in other states, and we may have been or may be named in similar cases in other states. We do not believe that we are liable under existing Tennessee laws and regulations for any failure to collect sales or other taxes relating to internet sales and intend to vigorously defend ourselves in this matter.

          We do not believe, based on current knowledge, that any of the foregoing claims are likely to have a material adverse effect on our business, financial position or results of operations. However, we may incur substantial expenses and devote substantial time to defend third party claims whether or not such claims are meritorious. In the event of a determination adverse to us, we may incur substantial monetary liability, and may be required to implement expensive changes in our business practices or enter into costly royalty or licensing agreements. Any of these could have a material adverse effect on our business, financial position or results of operations.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

          None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.     OTHER INFORMATION

          None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

10.1*

First Amendment to the License and E-Commerce Agreement, dated as of July 6, 2001, by and between The Sports Authority, Inc., The Sports Authority Michigan, Inc. and GSI Commerce Solution, Inc. made as of January 3, 2003

10.2*	Third Amendment to the E-Commerce Agreement, dated as of August 10, 2001, by and between GSI Commerce Solutions, Inc., Bluelight.com, LLC and Kmart Corporation made as of January 14, 2003

10.3*	Fourth Amendment to the E-Commerce Agreement, dated as of August 10, 2001, by and between GSI Commerce Solutions, Inc., Bluelight.com, LLC and Kmart Corporation made as of March 7, 2003

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*         Confidential treatment has been requested as to certain portions of this exhibit.  The omitted portions have been separately filed with the Securities and Exchange Commission.

          (b)  Reports on Form 8-K

                 On February 12, 2003, we filed a Form 8-K with the Securities and Exchange Commission regarding our results for the fiscal year ended December 28, 2002.

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

Date:    May 9, 2003

Certifications

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

May 9, 2003

By:	/s/ MICHAEL G. RUBIN

Michael G. Rubin President and Chief Executive Officer

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

May 9, 2003

By:	/s/ JORDAN M. COPLAND

Jordan M. Copland Chief Financial Officer