Form 10-Q
period 2003-06-28
GSI COMMERCE INC
filed 2003-08-11
CIK 828750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2003.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM TO .

Commission File Number 0-16611

GSI COMMERCE, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2958132
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1075 First Avenue, King of Prussia, PA	19406
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2003:

Common Stock, $.01 par value	40,552,029
(Title of each class)	(Number of Shares)

FORM 10-Q

FOR THE QUARTER ENDED JUNE 28, 2003

For all years prior to 1999, our fiscal year ended on December 31. Effective for 1999, we changed our fiscal year from the last day of December to the Saturday nearest the last day of December. Accordingly, references to fiscal 1999, fiscal 2000, fiscal 2001, fiscal 2002, fiscal 2003 and fiscal 2004 refer to the years ended January 1, 2000, December 30, 2000, December 29, 2001, December 28, 2002 and the years ending January 3, 2004 and January 1, 2005.

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

i

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	December 28, 2002	June 28, 2003
ASSETS
Current assets:
Cash and cash equivalents	$61,004	$36,550
Short-term investments	2,280	1,389
Marketable securities	11,543	11,494
Accounts receivable, net of allowance of $1,533 and $1,338, respectively	3,974	3,602
Inventory	24,306	20,277
Prepaid expenses and other current assets	2,078	2,208

Total current assets	105,185	75,520
Property and equipment, net	48,669	45,482
Goodwill, net	13,453	13,453
Notes receivable	4,423	4,086
Other equity investments	2,159	2,159
Other assets, net of accumulated amortization of $1,250 and $1,751, respectively	13,684	13,164

Total assets	$187,573	$153,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,664	$12,133
Accrued expenses and other	20,283	13,124
Deferred revenue	15,025	16,857
Current portion—capital lease obligations	78	—

Total current liabilities	67,050	42,114
Commitments and contingencies
Stockholders’ equity:
Preferred stock, Series A, $0.01 par value, 5,000,000 shares authorized; 200 shares issued as mandatorily redeemable preferred stock as of December 28, 2002 and June 28, 2003, respectively; 0 shares outstanding as of December 28, 2002 and June 28, 2003, respectively	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 38,857,855 and 38,959,400 shares issued as of December 28, 2002 and June 28, 2003, respectively; 38,783,645 and 38,885,190 shares outstanding as of December 28, 2002 and June 28, 2003, respectively	389	390
Additional paid in capital	285,625	286,133
Accumulated other comprehensive income	57	35
Accumulated deficit	(165,547)	(174,807)

	120,524	111,751
Less: Treasury stock, at par	1	1

Total stockholders’ equity	120,523	111,750

Total liabilities and stockholders’ equity	$187,573	$153,864

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2002	June 28, 2003	June 29, 2002	June 28, 2003
Revenues:
Net revenues from product sales	$28,293	$45,722	$57,943	$89,895
Service fee revenues	4,776	4,626	7,051	9,332

Net revenues	33,069	50,348	64,994	99,227
Cost of revenues from product sales	20,399	33,307	40,754	65,160

Gross profit	12,670	17,041	24,240	34,067

Operating expenses:
Sales and marketing, exclusive of $(251), $279, $1 and $508 reported below as stock-based compensation, respectively	9,743	10,825	18,935	23,546
Product development, exclusive of $(118), $0, $(44) and $0 reported below as stock-based compensation, respectively	3,067	3,688	5,403	7,693
General and administrative, exclusive of $(381), $125, $(175) and $184 reported below as stock-based compensation, respectively	3,747	3,457	7,049	6,635
Stock-based compensation	(750)	404	(218)	692
Depreciation and amortization	2,272	2,734	4,107	5,432

Total operating expenses	18,079	21,108	35,276	43,998

Other (income) expense:
Interest expense	130	—	262	—
Interest income	(372)	(290)	(826)	(671)

Total other (income) expense	(242)	(290)	(564)	(671)

Net loss	$(5,167)	$(3,777)	$(10,472)	$(9,260)

Losses per share—basic and diluted:
Net loss	$(0.13)	$(0.10)	$(0.27)	$(0.24)

Weighted average shares outstanding—basic and diluted	38,674	38,838	38,362	38,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 29, 2002	June 28, 2003
Cash Flows from Operating Activities:
Net loss	$(10,472)	$(9,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,107	5,432
Stock-based compensation	(218)	692
Changes in operating assets and liabilities:
Accounts receivable, net	2,171	372
Inventory	2,912	4,029
Prepaid expenses and other current assets	(1,727)	(130)
Notes receivable	—	337
Other assets, net	857	—
Accounts payable and accrued expenses and other	(14,684)	(26,690)
Deferred revenue	4,761	1,832

Net cash used in operating activities	(12,293)	(23,386)

Cash Flows from Investing Activities:
Acquisition of property and equipment, net	(15,617)	(2,221)
Net cash paid for acquisition of Ashford	(8,889)	—
Purchases of marketable securities	(9,494)	(9,598)
Sales of marketable securities	—	9,625
(Purchases) sales of short-term investments	(27)	891

Net cash used in investing activities	(34,027)	(1,303)

Cash Flows from Financing Activities:
Repayments of capital lease obligations	(189)	(78)
Retirement of Ashford revolving credit facility	(3,123)	—
Repayments of mortgage note	(19)	—
Proceeds from sales of common stock	314	211
Proceeds from exercises of common stock options and warrants	1,291	102

Net cash provided by (used in) financing activities	(1,726)	235

Net decrease in cash and cash equivalents	(48,046)	(24,454)
Cash and cash equivalents, beginning of period	105,896	61,004

Cash and cash equivalents, end of period	$57,850	$36,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The accompanying financial information is unaudited; however, in the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods reported have been included. The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year.

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

NOTE 2—ACCOUNTING POLICIES

Marketable Securities: Marketable securities, which consist of investments in debt securities, are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded as a component of stockholders’ equity. The Company does not intend to hold its marketable securities for more than one year from the most recent balance sheet date and has therefore classified them as a current asset. Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income or loss. As of December 28, 2002 and June 28, 2003, the Company recorded net unrealized gains on its marketable securities of $57,000 and $35,000, respectively.

Other Assets, Net: Other assets, net consists primarily of deferred partner revenue share charges, resulting from the exercise of a right to receive 1,600,000 shares of the Company’s common stock in lieu of future cash partner revenue share payments. The 1,600,000 shares of the Company’s common stock issued are subject to restrictions, including the prohibition of the transfer of such shares. These restrictions lapsed as to 10% of such shares on December 31, 2002, on March 31, 2003 and on June 30, 2003 and will lapse as to an additional 10% of such shares on the last day of each quarter thereafter, becoming free of all such transfer restrictions on March 31, 2005. Deferred partner revenue share charges were $13.2 million and $12.7 million as of December 28, 2002 and June 28, 2003, respectively, and are being amortized as stock-based compensation expense as the partner revenue share expense is incurred. The partner revenue share expense incurred is based on actual revenues recognized in a given period and the imputed partner revenue share percentage, which is based on the value of the Company’s common stock that was issued upon exercise of the right. Stock-based compensation expense related to the amortization of deferred partner revenue share charges was $183,000 and $341,000 for the three- and six-month periods ended June 29, 2002, respectively, and $273,000 and $495,000 for the three- and six-month periods ended June 28, 2003, respectively.

Shipping and Handling Costs: The Company defines shipping and handling costs as only those costs incurred for a third-party shipper to transport products to the customer and these costs are included in cost of revenues from product sales. In some instances, shipping and handling costs exceed shipping charges to the customer and are subsidized by the Company. Additionally,

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the Company selectively offers promotional free shipping whereby it ships merchandise to customers free of all shipping and handling charges. The cost of promotional free shipping and subsidized shipping and handling was $506,000 and $647,000 for the three- and six-month periods ended June 29, 2002, respectively, and was $(105,000) and $401,000 for the three- and six-month periods ended June 28, 2003, respectively, and was charged to sales and marketing expense.

Fulfillment Costs: The Company defines fulfillment costs as personnel, occupancy and other costs associated with its Kentucky fulfillment center and its former Texas fulfillment center, personnel and other costs associated with its logistical support and vendor operations departments and third-party warehouse and fulfillment services costs. Fulfillment costs were $2.7 million and $5.1 million for the three- and six-month periods ended June 29, 2002, respectively, and $2.7 million and $5.8 million for the three- and six-month periods ended June 28, 2003, respectively, and are included in sales and marketing expense.

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

The following table illustrates the pro forma net loss and losses per share for the three- and six-month periods ended June 29, 2002 and the three- and six-month periods ended June 28, 2003 as if compensation expense for stock options issued to employees had been determined consistent with SFAS No. 123:

	Three Months Ended		Six Months Ended
	June 29, 2002	June 28, 2003	June 29, 2002	June 28, 2003
	(in thousands)		(in thousands)

Net loss, as reported	$(5,167)	$(3,777)	$(10,472)	$(9,260)
Add: Stock-based compensation expense included in reported net loss	(630)	51	(251)	131
Deduct: Total stock-based compensation determined under fair value based method for all awards	(1,129)	(1,004)	(3,163)	(1,471)

Pro forma net loss	$(6,926)	$(4,730)	$(13,886)	$(10,600)

Losses per share—basic and diluted:
Net loss per share, as reported	$(0.13)	$(0.10)	$(0.27)	$(0.24)

Pro forma net loss per share	$(0.18)	$(0.12)	$(0.36)	$(0.27)

The Company also records stock-based compensation as deferred partner revenue share charges are amortized. Stock-based compensation expense related to the amortization of deferred partner revenue share charges was $183,000 and $341,000 for the three- and six-month periods ended June 29, 2002, respectively, and $273,000 and $495,000 for the three- and six-month periods ended June 28, 2003, respectively.

New Accounting Pronouncements

Derivative Instruments: In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and should be applied prospectively. The Company does not expect this statement to have a significant impact on the Company’s financial position or results of operations.

Certain Financial Instruments with Characteristics of both Liabilities and Equity: In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect this statement to have a significant impact on the Company’s financial position or results of operations.

NOTE 3—CESSATION OF ASHFORD OPERATIONS

In December 2002, the Company announced and implemented its plan to cease the operations of Ashford.com, Inc. (“Ashford”). This plan involved the liquidation of Ashford’s remaining inventory, the closure of its Houston, Texas fulfillment center and offices and the termination of 71 employees. This plan was substantially completed in January 2003. As of June 28, 2003, 71 employees had been terminated and actual termination benefits paid were $359,000. The operations of Ashford accounted for approximately $5.8 million and $7.4 million of the Company’s total revenue for the three- and six-month periods ended June 29, 2002, respectively, and approximately $167,000 and $901,000 of the Company’s total revenue for the three- and six-month periods ended June 28, 2003, respectively.

At June 28, 2003, the accrued liability associated with the cessation of Ashford operations was $354,000 and consisted of the following (in thousands):

	Balance at March 29, 2003	Subsequent Accruals, net	Non-Cash Settlements and Other Adjustments	Payments	Balance at June 28, 2003	Due Within 12 Months	Due After 12 Months
Termination benefits	$58	$—	$—	$—	$58	$58	$—
Contractual obligations	296	—	—	—	296	296	—
Other restructuring costs	12	—	—	(12)	—	—	—

	$366	$—	$—	$(12)	$354	$354	$—

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	June 28, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Corporate bonds	$1,373	$—	$—	$1,373
U.S. government agency securities	10,086	38	(3)	10,121

	$11,459	$38	$(3)	$11,494

The amortized cost and estimated fair value of investments in debt securities as of June 28, 2003, by contractual maturity, are as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due within one year	$5,944	$5,969
Due after one year through two years	5,515	5,525

	$11,459	$11,494

NOTE 5—CHANGES IN STOCKHOLDERS’ EQUITY

The following table summarizes the changes in stockholders’ equity for the three-month periods ended June 29, 2002 and June 28, 2003:

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Comprehensive Loss	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
	Shares	Dollars					Shares	Dollars
	(in thousands)
Consolidated balance at March 30, 2002	38,532	$385	$285,737	$(137,043)		$(2)	1	$—	$149,077
Net loss				(5,167)	$(5,167)				(5,167)
Net unrealized gains on available-for-sale securities					55	55			55

Comprehensive loss					$(5,112)

Issuance of options and warrants to purchase common stock in exchange for services			(933)						(933)
Issuance of common stock upon exercise of options and warrants	144	2	511						513
Issuance of common stock under Employee Stock Purchase Plan	86	1	313						314

Consolidated balance at June 29, 2002	38,762	$388	$285,628	$(142,210)		$53	1	$—	$143,859

Consolidated balance at March 29, 2003	38,849	$389	$285,692	$(171,030)		$49	74	$(1)	$115,099
Net loss				(3,777)	$(3,777)				(3,777)
Net unrealized losses on available-for-sale securities					(14)	(14)			(14)

Comprehensive loss					$(3,791)

Issuance of options to purchase common stock in exchange for services			131						131
Issuance of common stock upon exercise of options	26	—	100						100
Issuance of common stock under Employee Stock Purchase Plan	84	1	210						211

Consolidated balance at June 28, 2003	38,959	$390	$286,133	$(174,807)		$35	74	$(1)	$111,750

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following table summarizes the stock option activity for the three-month periods ended June 29, 2002 and June 28, 2003:

	Three Months Ended
	June 29, 2002		June 28, 2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Outstanding, beginning of period	5,662	$8.59	5,327	$7.78
Granted	239	14.47	33	2.34
Exercised	(94)	4.34	(26)	3.92
Cancelled	(453)	13.26	(35)	7.18

Outstanding, end of period	5,354	8.56	5,299	7.77

Exercisable, end of period	2,269	8.32	3,179	8.09

The following table summarizes the warrant activity for the three-month periods ended June 29, 2002 and June 28, 2003:

	Three Months Ended
	June 29, 2002		June 28, 2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Outstanding, beginning of period	7,183	$9.15	6,882	$9.18
Granted	—	—	—	—
Exercised	(50)	2.50	—	—
Cancelled	(50)	2.50	(1,563)	10.00

Outstanding, end of period	7,083	9.25	5,319	8.94

Exercisable, end of period	6,883	9.44	5,119	9.20

        During the three-month period ended June 28, 2003, the Company granted to employees options to purchase an aggregate of 32,800 shares of the Company’s common stock at a price of $2.34 per share. The weighted average fair value and the weighted average exercise price of the options granted with exercise prices at the then-current market prices of the underlying stock during the three-month period ended June 28, 2003 was $1.64 and $2.34 per share, respectively. For the three- and six-month periods ended June 28, 2003, the Company recorded $131,000 and $197,000 of stock-based compensation expense, respectively, relating to options and restricted stock.

During the three-month period ended June 29, 2002, the Company granted to employees options to purchase an aggregate of 190,700 shares of the Company’s common stock at prices ranging from $12.75 to $14.98 per share and granted to directors options to purchase an aggregate of 48,750 shares of the Company’s common stock at a price of $14.68 per share. The weighted average fair value and the weighted average exercise price of the options granted with exercise prices at the then-current market prices of the underlying stock during the three-month period ended June 29, 2002 was $9.58 and $14.47 per share, respectively.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the three- and six-month periods ended June 29, 2002, the Company recorded $933,000 and $612,000 reductions in stock-based compensation expense, respectively, relating to options and restricted stock.

The following table summarizes information regarding options and warrants outstanding and exercisable as of June 28, 2003:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$ 1.00 – $ 6.00	3,399	6.89	$ 4.56	2,057	$ 4.77
$ 6.13 – $ 8.15	3,138	3.80	7.80	2,603	7.99
$ 9.00 – $10.00	2,930	3.09	9.85	2,846	9.88
$10.60 – $24.69	1,136	6.27	16.44	777	16.51
$30.56 – $74.54	15	3.28	38.68	15	38.68

$ 1.00 – $74.54	10,618	4.86	8.35	8,298	8.75

As of June 28, 2003, 1,194,052 shares of common stock were available for future grants under the Plans.

The fair value of options granted under the Plans during the three-month periods ended June 29, 2002 and June 28, 2003 were estimated on the date of grant using the Black-Scholes multiple option pricing model, with the following weighted average assumptions:

	Three Months Ended
Assumption	June 29, 2002	June 28, 2003
Dividend yield	None	None
Expected volatility	102.00%	105.00%
Average risk free interest rate	3.67%	1.87%
Average expected lives	3.52 years	3.87 years

No warrants were granted or issued by the Company during the three-month periods ended June 29, 2002 and June 28, 2003, respectively.

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

The amounts used in calculating losses per share data are as follows:

	Three Months Ended		Six Months Ended
	June 29, 2002	June 28, 2003	June 29, 2002	June 28, 2003
	(in thousands)		(in thousands)

Net loss	$(5,167)	$(3,777)	$(10,472)	$(9,260)

Weighted average shares outstanding—basic and diluted	38,674	38,838	38,362	38,811

Outstanding common stock options having no dilutive effect	5,354	5,299	5,354	5,299

Outstanding common stock warrants having no dilutive effect	7,083	5,319	7,083	5,319

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 8—COMPREHENSIVE LOSS

The following table summarizes the components of comprehensive loss:

	Three Months Ended		Six Months Ended
	June 29, 2002	June 28, 2003	June 29, 2002	June 28, 2003
	(in thousands)		(in thousands)

Net loss	$(5,167)	$(3,777)	$(10,472)	$(9,260)
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	55	(14)	53	(22)

Other comprehensive income (loss)	55	(14)	53	(22)

Comprehensive loss	$(5,112)	$(3,791)	$(10,419)	$(9,282)

NOTE 9—SIGNIFICANT TRANSACTIONS/CONCENTRATIONS OF CREDIT RISK

Net revenues included $2.1 million for the three- and six-month periods ended June 29, 2002 and $0 for the three- and six-month periods ended June 28, 2003 related to bulk sales to one entity. As of June 28, 2003, the amount included in accounts receivable related to these bulk sales was not significant.

Net revenues included $0 and $8.3 million for the three- and six-month periods ended June 29, 2002, respectively, and $0 for the three- and six-month periods ended June 28, 2003 from sales of one of the Company’s partner’s products sold primarily through its direct response television campaigns in addition to Web site and toll-free number sales. As of June 28, 2003, the amount included in accounts receivable related to these sales was $0.

As of June 28, 2003, the Company had $9.8 million of operating cash and $38.2 million of cash equivalents and marketable securities invested with four financial institutions, which are potentially subject to credit risk. The composition of these investments are regularly monitored by management of the Company.

NOTE 10—MAJOR SUPPLIERS/ECONOMIC DEPENDENCY

During the three-month period ended June 28, 2003, the Company purchased inventory from one supplier amounting to $8.9 million or 36% of total inventory purchased. During the six-month period ended June 28, 2003, the Company purchased inventory from one supplier amounting to $20.7 million or 38% of total inventory purchased.

During the three-month period ended June 29, 2002, the Company purchased inventory from one supplier amounting to $2.7 million or 17% of total inventory purchased. During the six-month period ended June 29, 2002, the Company purchased inventory from one supplier amounting to $7.9 million or 24% of total inventory purchased.

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

Employment Agreements

As of June 28, 2003, the Company had employment agreements with several of its employees for an aggregate annual base salary of $2.6 million plus bonuses and increases in accordance with the terms of the agreements. Remaining terms of such contracts range from one to four years.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Concluded)

(Unaudited)

Advertising and Media Agreements

As of June 28, 2003, the Company was contractually committed for the purchase of future advertising totaling approximately $184,000 through the fiscal year ending January 3, 2004. The expense related to these commitments will be recognized in accordance with the Company’s accounting policy related to advertising.

Partner Revenue Share Payments

As of June 28, 2003, the Company was contractually committed to minimum cash revenue share payments of $375,000 per fiscal quarter through July 2011 and annual minimum cash revenue share payments of $200,000 in February 2004, $325,000 in July 2004 and $250,000 in February 2005.

NOTE 12—SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Six Months Ended
	June 29, 2002	June 28, 2003
	(in thousands)

Cash paid during the period for interest	$262	$—
Acquisition of Ashford:
Fair value of assets acquired (including goodwill)	$27,433	$—
Liabilities assumed	(11,583)	—
Stock issued	(6,961)	—

Cash paid	8,889	—
Cash acquired	—	—

Net cash paid for acquisition of Ashford	$8,889	$—

Noncash Investing and Financing Activities:
Net unrealized gains (losses) on available-for-sale securities	$53	$(22)
Issuance of common stock upon exercises of options granted to employees of the discontinued operations	$4	$—

NOTE 13—RELATED PARTY TRANSACTIONS

The Company has entered into a strategic alliance to provide technology, procurement and fulfillment services for QVC, Inc., which along with its majority stockholder, Comcast Corporation, owns Interactive Technology Holdings, LLC, which is a major stockholder of the Company. The Company recognized net revenues of $263,000 and $466,000 on sales to this related party for the three- and six-month periods ended June 29, 2002, respectively, and $460,000 and $986,000 for the three- and six-month periods ended June 28, 2003, respectively. The terms of these sales are comparable to those with other business-to-business partners of the Company. As of June 28, 2003, the amount included in accounts receivable as a result of these sales was $454,000.

NOTE 14—SUBSEQUENT EVENT

On July 25, 2003, the Company issued 1,650,000 shares of common stock to ITH in exchange for warrants held by ITH to purchase 4,500,000 shares of the Company’s common stock. On the day immediately preceding the exchange, the closing price of a share of the Company’s common stock was $9.05. Of the warrants exchanged, 2,500,000 have an exercise price of $10.00 per share and expire between September 2005 and October 2005 and 2,000,000 have an exercise price of $8.15 per share and expire between September 2005 and October 2005. Under the Black-Scholes valuation methodology, the warrants were valued at approximately $23.0 million on the date of exchange. As the value of the warrants settled is in excess of the consideration given to ITH by the Company, the Company did not recognize any stock-based compensation expense relating to this exchange.

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

Results of Operations

Comparison of the three- and six-month periods ended June 28, 2003 and June 29, 2002

Net Revenues from Product Sales. Net revenues from product sales increased $17.4 million from $28.3 million for the three-month period ended June 29, 2002 to $45.7 million for the three-month period ended June 28, 2003. Of this increase, $8.2 million was due to an increase in sales in the sporting goods category and $14.8 million was due to an increase in sales in other product categories in which we own inventory, which include consumer electronics, general merchandise and licensed entertainment products, offset, in part, by a $5.6 million decrease in sales from our Ashford operations. Net revenues from product sales increased $32.0 million from $57.9 million for the six-month period ended June 29, 2002 to $89.9 million for the six-month period ended June 28, 2003. Of this increase, $5.5 million was due to an increase in sales in the sporting goods category and $33.0 million was due to an increase in sales in other product categories, offset, in part, by a $6.5 million decrease in sales from our Ashford operations.

Service Fee Revenues. Service fee revenues decreased $150,000 from $4.8 million for the three-month period ended June 29, 2002 to $4.6 million for the three-month period ended June 28, 2003. This decrease was primarily due to a $1.5 million decrease relating to fixed service fees earned during the second quarter of fiscal 2002 in connection with the provision of services which were completed in the second quarter of fiscal 2002, offset, in part, by a $1.4 million increase in fixed and variable fees related to partner activities performed in both periods. Service fee revenues increased $2.2 million from $7.1 million for the six-month period ended June 29, 2002 to $9.3 million for the six-month period ended June 28, 2003. This increase was primarily due to increases in fees related to partner activities performed in both periods.

Cost of Revenues from Product Sales. Cost of revenues from product sales was $20.4 million and $40.8 million for the three- and six-month periods ended June 29, 2002, respectively, and $33.3 million and $65.2 million for the three- and six-month periods ended June 28, 2003, respectively. As a percentage of net revenues from product sales, cost of revenues from product sales was 72.1% and 70.3% for the three- and six-month periods ended June 29, 2002, respectively, and 72.8% and 72.5% for the three- and six-month periods ended June 28, 2003, respectively. These increases were due primarily to sales in new product categories, which have lower margins and represent a greater percentage of product sales.

Gross Profit. We had gross profit of $12.7 million and $24.2 million for the three- and six-month periods ended June 29, 2002, respectively, and $17.0 million and $34.1 million for the three- and six-month periods ended June 28, 2003, respectively. As a percentage of net revenues, gross profit was 38.3% and 37.3% for the three- and six-month periods ended June 29, 2002, respectively, and 33.8% and 34.3% for the three- and six-month periods ended June 28, 2003, respectively. The increases in gross profit dollars for the three- and six-month periods ended June 28, 2003 compared to the comparable periods in fiscal 2002 were due primarily to the $17.4 million and $32.0 million increases in net revenues from product sales for the three- and six-month periods ended June 28, 2003, respectively. The decreases in gross profit percentage for the three- and six-month periods ended June 28, 2003 compared to the comparable periods in fiscal 2002 were due primarily to sales in new product categories, which have lower margins and represent a greater percentage of product sales.

Sales and Marketing Expenses. Sales and marketing expenses increased $1.1 million from $9.7 million for the three-month period ended June 29, 2002 to $10.8 million for the three-month period ended June 28, 2003. This increase was primarily due to a $1.6 million increase in partner revenue share charges and a $627,000 increase in credit card fees, offset, in part, by a $611,000 decrease in subsidized shipping and handling costs, a $206,000 decrease in occupancy costs, a $177,000 decrease in advertising costs and a $130,000 decrease in personnel and related costs. Sales and marketing expenses increased $4.6 million from $18.9 million for the six-month period ended June 29, 2002 to $23.5 million for the six-month period ended June 28, 2003.

This increase was primarily due to a $2.7 million increase in partner revenue share charges, a $2.1 million increase in personnel and related costs, of which $1.1 million was attributable to our merchandising, marketing and customer service departments and $850,000 was attributable to our fulfillment operations, and a $1.3 million increase in credit card fees, offset, in part, by a $1.7 million decrease in advertising costs relating primarily to direct marketing campaigns. The increases in partner revenue share charges and credit card fees are due primarily to increased sales volume through our partners’ online retail stores for the three- and six-month periods ended June 28, 2003.

Product Development Expenses. Product development expenses increased $621,000 from $3.1 million for the three-month period ended June 29, 2002 to $3.7 million for the three-month period ended June 28, 2003. This increase was primarily due to a $592,000 increase in personnel and related costs and a $379,000 increase in web hosting and equipment and software maintenance costs related to the increased number of e-commerce businesses that we operated and maintained, offset, in part, by a $175,000 decrease relating to the closing of our West Coast technology services office in the second quarter of fiscal 2002 and a $168,000 decrease in occupancy costs and costs relating to our use of temporary technical professionals. Product development expenses increased $2.3 million from $5.4 million for the six-month period ended June 29, 2002 to $7.7 million for the six-month period ended June 28, 2003. This increase was primarily due to a $1.7 million increase in personnel and related costs, a $679,000 increase in web hosting and equipment and software maintenance costs related to the increased number of e-commerce businesses that we operated and maintained and a $322,000 increase in communication and bandwidth costs, offset, in part, by a $208,000 decrease in costs relating to our use of temporary technical professionals and a $175,000 decrease relating to the closing of our West Coast technology services office in the second quarter of fiscal 2002.

General and Administrative Expenses. General and administrative expenses decreased $290,000 from $3.7 million for the three-month period ended June 29, 2002 to $3.5 million for the three-month period ended June 28, 2003. This decrease was primarily due to a $264,000 decrease in legal and other professional fees, a $223,000 decrease in bad debt and chargebacks related to a lower bad debt rate for sales through our partners’ online stores and a $185,000 decrease in insurance related expenses and other administrative costs related primarily to Ashford, offset, in part, by a $413,000 increase in personnel and related costs. General and administrative expenses decreased $414,000 from $7.0 million for the six-month period ended June 29, 2002 to $6.6 million for the six-month period ended June 28, 2003. This decrease was primarily due to a $1.0 million decrease in bad debt and chargebacks related to lower direct response television campaign sales for the six-month period ended June 28, 2003 and their associated higher bad debt rate and a lower bad debt rate for sales through our partners’ online stores and a $222,000 decrease in legal and other professional fees, offset, in part, by a $717,000 increase in personnel and related costs and a $120,000 increase in insurance related expenses and other administrative costs.

Stock-Based Compensation Expense. Stock-based compensation expense increased $1.2 million from $(750,000) for the three-month period ended June 29, 2002 to $404,000 for the three-month period ended June 28, 2003. This increase was primarily due to an increase of $1.1 million in charges related to options subject to variable accounting and an increase of $90,000 related to the amortization of deferred partner revenue share charges, offset, in part, by a decrease of $69,000 in charges related to the issuance of options granted during fiscal 2000 with exercise prices below the then-current market prices of the underlying stock. Stock-based compensation expense increased $910,000 from $(218,000) for the six-month period ended June 29, 2002 to $692,000 for the six-month period ended June 28, 2003. This increase was primarily due to an increase of $955,000 in charges related to options subject to variable accounting and an increase of $154,000 related to the amortization of deferred partner revenue share charges, offset, in part, by a decrease of $146,000 in charges related to the issuance of options granted during fiscal 2000 with exercise prices below the then-current market prices of the underlying stock and a decrease of $53,000 in charges related to the net exercise of warrants during the six-month period ended June 29, 2002. As of June 28, 2003, we had an aggregate of $1.2 million of deferred stock-based compensation remaining to be amortized. We had stock-based compensation expense related to the amortization of deferred partner revenue share charges of $183,000 and $341,000 for the three- and six-month periods ended June 29, 2002, respectively, and $273,000 and $495,000 for the three- and six-month periods ended June 28, 2003, respectively.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $462,000 from $2.3 million for the three-month period ended June 29, 2002 to $2.7 million for the three-month period ended June 28, 2003. Depreciation and amortization expenses increased $1.3 million from $4.1 million for the six-month period ended June 29, 2002 to $5.4 million for the six-month period ended June 28, 2003. The increases in depreciation and amortization expenses were primarily related to the assets purchased to build, manage and operate our e-commerce business.

Interest (Income) Expense. We had interest income of $372,000 and interest expense of $130,000 for the three-month period ended June 29, 2002 compared to interest income of $290,000 and interest expense of $0 for the three-month period ended June 28, 2003. We had interest income of $826,000 and interest expense of $262,000 for the six-month period ended June 29, 2002 compared to interest income of $671,000 and interest expense of $0 for the six-month period ended June 28, 2003. The decreases in interest income of $82,000 and $155,000 were due to lower interest rates and lower average balances of cash, cash equivalents, short-term investments and marketable securities during the three- and six-month periods ended June 28, 2003 compared to the three- and six-month periods ended June 29, 2002. The decreases in interest expense of $130,000 and $262,000 were due primarily to the early retirement of a mortgage note on our corporate headquarters in November 2002.

Income Taxes. Since the sales of our discontinued operations, we have not generated taxable income. Net operating losses generated have been carried back to offset income taxes paid in prior years. The remaining net operating losses will be carried forward. As of June 28, 2003, we had available net operating loss carryforwards of approximately $420.0 million which expire in the years 2003 through 2022. The use of certain net operating loss carryforwards are subject to limitations based on ownership changes of our stock, as provided under Section 382 of the Internal Revenue Code. We expect that net operating losses of approximately $243.2 million will expire before they can be utilized. Any otherwise recognizable deferred tax assets have been offset by a valuation allowance for the net operating loss carryforwards.

Certain Related Party Transactions

We have entered into a strategic alliance to provide technology, procurement and fulfillment services for QVC, Inc., which along with its majority stockholder, Comcast Corporation, owns Interactive Technology Holdings, LLC, which is one of our major stockholders. We recognized net revenues of $263,000 and $466,000 on sales to this related party for the three- and six-month periods ended June 29, 2002, respectively, and $460,000 and $986,000 for the three- and six-month periods ended June 28, 2003, respectively. The terms of these sales are comparable to those with our other business-to-business partners, and the amount included in accounts receivable as a result of these sales was $454,000 as of June 28, 2003.

Liquidity and Capital Resources

Our principal source of liquidity is our cash, cash equivalents, short-term investments and marketable securities. Our cash, cash equivalents, short-term investments and marketable securities balances were $49.4 million and $74.8 million as of June 28, 2003 and December 28, 2002, respectively.

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

We have incurred substantial costs to develop our e-commerce businesses and to recruit, train and compensate personnel for our creative, engineering, business development, marketing, merchandising, customer service, management information systems and administrative departments. During the first and second quarters of fiscal 2003, we spent approximately $1.4 million and $855,000, respectively, on continued upgrades to our infrastructure. We expect capital expenditures for the remainder of fiscal 2003 to be between $7.7 million and $12.7 million. As of June 28, 2003, we had cash, cash equivalents, short-term investments and marketable securities of $49.4 million, working capital of $33.4 million and an accumulated deficit of $174.8 million.

We used approximately $23.4 million and $12.3 million in net cash for operating activities during the six-month periods ended June 28, 2003 and June 29, 2002, respectively. Net cash used for operating activities during the six-month period ended June 28, 2003 was primarily the result of net losses and changes in accounts payable and accrued expenses and other and prepaid expenses and other current assets, offset, in part, by changes in depreciation and amortization, inventory, deferred revenue, stock-based compensation, accounts receivable and notes receivable. Net cash used for operating activities during the six-month period ended June 29, 2002 was primarily the result of net losses and changes in accounts payable and accrued expenses and other, prepaid expenses and other current assets and stock-based compensation, offset, in part, by changes in deferred revenue, depreciation and amortization, inventory, accounts receivable and other assets.

Our investing activities during the six-month period ended June 28, 2003 consisted primarily of purchases of $9.6 million and sales of $9.6 million of marketable securities. During the six-month period ended June 28, 2003, we also made capital expenditures of $2.2 million and received $891,000 in gross proceeds from the sale of short-term investments. During the six-month period ended June 29, 2002, we made capital expenditures of $15.6 million, purchased $9.5 million of marketable securities and paid $8.9 million for the acquisition of Ashford including acquisition costs.

Our financing activities during the six-month period ended June 28, 2003 consisted primarily of the receipt of $211,000 in gross proceeds from the sale common stock through our Employee Stock Purchase Plan. During the six-month period ended June 28, 2003, we also received $102,000 in gross proceeds from exercises of common stock options and repaid $78,000 of capital lease obligations. During the six-month period ended June 29, 2002, we retired for $3.1 million a revolving credit facility with Congress Financial Corporation, a unit of First Union National Bank, that had been maintained by Ashford prior to our acquisition of Ashford. During the six-month period ended June 29, 2002, we also received $1.3 million in gross proceeds from exercises of common stock options and warrants.

We had the following commitments as of June 28, 2003 with respect to our lease obligations, employment agreements, advertising and media agreements and partner revenue share payment obligations.

	Six Months Ending January 3, 2004	Fiscal Year
		2004	2005	2006	2007	Thereafter	Total
	(in thousands)
Operating leases	$302	$432	$310	$262	$259	$627	$2,192
Employment agreements	1,281	1,906	1,080	653	—	—	4,920
Advertising and media agreements	184	—	—	—	—	—	184
Partner revenue share payments	750	2,025	1,750	1,500	1,500	5,250	12,775

Total commitments	$2,517	$4,363	$3,140	$2,415	$1,759	$5,877	$20,071

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

We expect continuing losses in fiscal 2003.

We incurred substantial losses in fiscal 1999, fiscal 2000, fiscal 2001 and fiscal 2002, and as of June 28, 2003, we had an accumulated deficit of $174.8 million. Except for the fourth quarter of fiscal 2001, we have not achieved profitability from our continuing operations, and we do not expect to achieve profitability in fiscal 2003. We may not obtain an appropriate volume of purchases from the e-commerce businesses that we operate, generate an appropriate amount of service fee revenue from our existing partners or add an appropriate amount of new partners to generate sufficient revenues to achieve profitability. Additionally, in fiscal 2002 our net loss was greater than the prior year despite an increase in revenue. Therefore, even if we are able to generate increased revenue, there is no assurance that our results will improve. While we expect to be profitable in fiscal 2004, there can be no assurances that we will be able to achieve profitability.

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

For the categories in which we own inventory, we primarily purchase products from the manufacturers and distributors of the products. For the categories in which we provide e-commerce services to our partners, our partners purchase products from the manufacturers and distributors of products. If we or our partners are unable to develop and maintain relationships with these manufacturers, we or our partners may be unable to obtain or continue to carry a sufficient assortment and quantity of quality merchandise on acceptable commercial terms and our business could be adversely impacted. We do not have written contracts with many manufacturers or distributors. During the six-month period ended June 28, 2003, we purchased 38% of the total amount of inventory we purchased during that period from one manufacturer. In addition, during fiscal 2002, we purchased 20% of the total amount of inventory we purchased during fiscal 2002 from one manufacturer and during fiscal 2001, we purchased 23% and 16% of the total amount of inventory we purchased during fiscal 2001 from two manufacturers. Manufacturers could stop selling products to our partners or us and may ask us or our partners to remove their products or logos from our partners’ Web sites. If our partners or we are unable to obtain products directly from manufacturers, especially popular brand manufacturers, we may not be able to obtain the same or comparable merchandise in a timely manner or on acceptable commercial terms.

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

We do not carry insurance against the risk of credit card fraud and other fraud, so the failure to adequately control fraudulent transactions could increase our general and administrative expenses. With respect to credit card fraud, we have put in place technology and processes to help us detect the fraudulent use of credit card information. With respect to other fraud, such as fraud related to checks and installment sales, we use third party service providers to help us detect fraud. To date, we have not suffered material losses related to fraud. However, we may in the future suffer losses as a result of orders placed with fraudulent credit card data even though the associated financial institution or third party service provider approved payment of the orders.

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

As of August 1, 2003, Michael G. Rubin, our Chairman, President and Chief Executive Officer, beneficially owned 18.6%, funds affiliated with SOFTBANK Holdings Inc., or SOFTBANK, beneficially owned 21.3% and Interactive Technology Holdings, LLC, or ITH, a joint venture company of Comcast Corporation and QVC, Inc., beneficially owned 27.0% of our outstanding common stock, including currently exercisable warrants and options to purchase common stock. Should they decide to act together, any two of Mr. Rubin, SOFTBANK and ITH would be in a position to exercise effective control, and all three would be in a position to exercise complete control, over most matters requiring stockholder approval, including the election or removal of directors, approval of significant corporate transactions and the ability generally to direct our affairs. Furthermore, the stock purchase agreements pursuant to which SOFTBANK and ITH acquired their shares of our common stock provide that SOFTBANK and ITH each have the right to designate up to two members of our board of directors. This concentration of ownership and SOFTBANK’s and ITH’s right to designate members to our board of directors may have the effect of delaying or preventing a change in control of us, including transactions in which stockholders might otherwise receive a premium over current market prices for their shares.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in market risk for the quarter ended June 28, 2003. See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 filed with the Securities and Exchange Commission on March 26, 2003.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

During the three-month period ending June 28, 2003, we filed or furnished to the Securities and Exchange Commission:

(i) a Current Report on Form 8-K under Item 12 dated April 30, 2003 regarding our results for the three-months ended March 29, 2003; and

(ii) a Current Report on Form 8-K under Item 9 dated May 22, 2003 regarding a presentation we gave at the Goldman Sachs Internet Conference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

GSI COMMERCE, INC.

By:	/s/ MICHAEL G. RUBIN
Michael G. Rubin Chairman, President & Chief Executive Officer (principal executive officer)

By:	/s/ JORDAN M. COPLAND
Jordan M. Copland Executive Vice President & Chief Financial Officer (principal financial officer)

By:	/s/ R. BARRY SAUDER
R. Barry Sauder Vice President of Finance and Controller (principal accounting officer)

Date: August 8, 2003