Form 10-Q
period 2003-09-27
GSI COMMERCE INC
filed 2003-11-10
CIK 828750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2003.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 3, 2003:

Common Stock, $.01 par value	40,738,599
(Title of each class)	(Number of Shares)

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 27, 2003

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

i

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	December 28, 2002	September 27, 2003
ASSETS
Current assets:
Cash and cash equivalents	$61,004	$36,505
Short-term investments	2,280	—
Marketable securities	11,543	10,028
Accounts receivable, net of allowance of $1,533 and $1,293, respectively	3,974	3,634
Inventory	24,306	22,352
Prepaid expenses and other current assets	2,078	1,872

Total current assets	105,185	74,391
Property and equipment, net	48,669	45,278
Goodwill, net	13,453	13,453
Notes receivable	4,423	3,911
Other equity investments	2,159	2,159
Other assets, net of accumulated amortization of $1,250 and $2,042, respectively	13,684	12,873

Total assets	$187,573	$152,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,664	$15,368
Accrued expenses and other	20,283	13,805
Deferred revenue	15,025	15,832
Current portion—capital lease obligations	78	—

Total current liabilities	67,050	45,005
Mandatorily redeemable preferred stock, Series A, $0.01 par value, 10,000 shares authorized; 200 and 0 shares issued as of December 28, 2002 and September 27, 2003, respectively; 0 shares outstanding as of December 28, 2002 and September 27, 2003, respectively	—	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 4,990,000 shares authorized; 0 shares issued and outstanding as of December 28, 2002 and September 27, 2003, respectively	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 38,857,855 and 40,636,675 shares issued as of December 28, 2002 and September 27, 2003, respectively; 38,783,645 and 40,635,465 shares outstanding as of December 28, 2002 and September 27, 2003, respectively	389	406
Additional paid in capital	285,625	286,979
Accumulated other comprehensive income	57	27
Accumulated deficit	(165,547)	(180,352)

	120,524	107,060
Less: Treasury stock, at par	1	—

Total stockholders’ equity	120,523	107,060

Total liabilities and stockholders’ equity	$187,573	$152,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 27, 2003	September 28, 2002	September 27, 2003
Revenues:
Net revenues from product sales	$27,778	$42,521	$85,721	$132,416
Service fee revenues	4,545	4,962	11,596	14,294

Net revenues	32,323	47,483	97,317	146,710
Cost of revenues from product sales	20,257	30,778	61,011	95,938

Gross profit	12,066	16,705	36,306	50,772

Operating expenses:
Sales and marketing, exclusive of $154, $419, $155 and $927 reported below as stock-based compensation, respectively	11,362	11,789	30,297	35,335
Product development, exclusive of $0, $38, $(44) and $38 reported below as stock-based compensation, respectively	3,317	3,860	8,720	11,553
General and administrative, exclusive of $27, $171, $(148) and $355 reported below as stock-based compensation, respectively	3,708	3,078	10,757	9,713
Restructuring costs related to Ashford	—	19	—	19
Gain on sale of Ashford assets	(379)	—	(379)	—
Stock-based compensation	181	628	(37)	1,320
Depreciation and amortization	2,585	3,119	6,692	8,551

Total operating expenses	20,774	22,493	56,050	66,491

Other (income) expense:
Interest expense	127	—	389	—
Interest income	(270)	(243)	(1,096)	(914)

Total other (income) expense	(143)	(243)	(707)	(914)

Net loss	$(8,565)	$(5,545)	$(19,037)	$(14,805)

Losses per share—basic and diluted:
Net loss	$(0.22)	$(0.14)	$(0.49)	$(0.38)

Weighted average shares outstanding—basic and diluted	38,769	40,109	38,497	39,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 28, 2002	September 27, 2003
Cash Flows from Operating Activities:
Net loss	$(19,037)	$(14,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,692	8,551
Stock-based compensation	(37)	1,320
Gain on sale of Ashford assets	(379)	—
Changes in operating assets and liabilities:
Accounts receivable, net	2,812	340
Inventory	(2,732)	1,954
Prepaid expenses and other current assets	(2,058)	206
Notes receivable	—	512
Other assets, net	868	—
Accounts payable and accrued expenses and other	(8,959)	(22,774)
Deferred revenue	7,287	807

Net cash used in operating activities	(15,543)	(23,889)

Cash Flows from Investing Activities:
Acquisition of property and equipment, net	(25,098)	(5,129)
Proceeds from sale of Ashford assets	1,195	—
Net cash paid for acquisition of Ashford	(8,772)	—
Purchases of marketable securities	(10,481)	(10,990)
Sales of marketable securities	555	12,475
(Purchases) sales of short-term investments	(33)	2,280

Net cash used in investing activities	(42,634)	(1,364)

Cash Flows from Financing Activities:
Repayments of capital lease obligations	(289)	(78)
Repayments of mortgage note	(33)	—
Retirement of Ashford revolving credit facility	(3,123)	—
Purchases of treasury stock	(300)	—
Proceeds from sale of common stock	314	211
Proceeds from exercises of common stock options and warrants	1,363	621

Net cash provided by (used in) financing activities	(2,068)	754

Net decrease in cash and cash equivalents	(60,245)	(24,499)
Cash and cash equivalents, beginning of period	105,896	61,004

Cash and cash equivalents, end of period	$45,651	$36,505

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

NOTE 2—ACCOUNTING POLICIES

Marketable Securities:    Marketable securities, which consist of investments in debt securities, are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded as a component of stockholders’ equity. The Company does not intend to hold its marketable securities for more than one year from the most recent balance sheet date and has therefore classified them as a current asset. Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income or loss. As of December 28, 2002 and September 27, 2003, the Company recorded net unrealized gains on its marketable securities of $57,000 and $27,000, respectively.

Other Assets, Net:    Other assets, net consists primarily of deferred partner revenue share charges, resulting from the exercise of a right to receive 1,600,000 shares of the Company’s common stock in lieu of future cash partner revenue share payments. The 1,600,000 shares of the Company’s common stock issued are subject to restrictions, including the prohibition of the transfer of such shares. These restrictions lapsed as to 10% of such shares on December 31, 2002, on March 31, 2003, on June 30, 2003 and on September 30, 2003 and will lapse as to an additional 10% of such shares on the last day of each quarter thereafter, becoming free of all such transfer restrictions on March 31, 2005. Deferred partner revenue share charges were $13.2 million and $12.4 million as of December 28, 2002 and September 27, 2003, respectively, and are being amortized as stock-based compensation expense as the partner revenue share expense is incurred. The partner revenue share expense incurred is based on actual revenues recognized in a given period and the imputed partner revenue share percentage, which is based on the value of the Company’s common stock that was issued upon exercise of the right. Stock-based compensation expense related to the amortization of deferred partner revenue share charges was $145,000 and $486,000 for the three- and nine-month periods ended September 28, 2002, respectively, and $283,000 and $778,000 for the three- and nine-month periods ended September 27, 2003, respectively.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Long-Lived Assets:    The ability to realize long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover their carrying amount. Such evaluation is based on various analyses, including undiscounted cash flow and profitability projections that incorporate, as applicable, the impact on the existing business. The analyses necessarily involve significant management judgment. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. During the three-month period ended September 27, 2003, the Company relocated its data centers. In conjunction with the relocation, the Company determined that certain capitalized costs associated with the data centers would no longer be used and, therefore, that the carrying amounts of these assets were not recoverable. The Company disposed of these assets during the three-month period ended September 27, 2003 and recorded an impairment charge of $284,000 which is included in depreciation and amortization expense.

Shipping and Handling Costs:    The Company defines shipping and handling costs as only those costs incurred for a third-party shipper to transport products to the customer and these costs are included in cost of revenues from product sales. In some instances, shipping and handling costs exceed shipping charges to the customer and are subsidized by the Company. Additionally, the Company selectively offers promotional free shipping whereby it ships merchandise to customers free of all shipping and handling charges. The cost of promotional free shipping and subsidized shipping and handling was $511,000 and $1.2 million for the three- and nine-month periods ended September 28, 2002, respectively, and was $92,000 and $493,000 for the three- and nine-month periods ended September 27, 2003, respectively, and was charged to sales and marketing expense.

Fulfillment Costs:    The Company defines fulfillment costs as personnel, occupancy and other costs associated with its Kentucky fulfillment center and its former Texas fulfillment center, personnel and other costs associated with its logistical support and vendor operations departments and third-party warehouse and fulfillment services costs. Fulfillment costs were $3.0 million and $8.0 million for the three- and nine-month periods ended September 28, 2002, respectively, and $3.0 million and $8.8 million for the three- and nine-month periods ended September 27, 2003, respectively, and are included in sales and marketing expense.

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

The following table illustrates the pro forma net loss and losses per share for the three- and nine-month periods ended September 28, 2002 and the three- and nine-month periods ended September 27, 2003 as if compensation expense for stock options issued to employees had been determined consistent with SFAS No. 123:

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 27, 2003	September 28, 2002	September 27, 2003
	(in thousands)		(in thousands)
Net loss, as reported	$(8,565)	$(5,545)	$(19,037)	$(14,805)
Add: Stock-based compensation expense included in reported net loss	110	275	(141)	407
Deduct: Total stock-based compensation determined under fair value based method for all awards	(1,765)	(823)	(4,927)	(2,295)

Pro forma net loss	$(10,220)	$(6,093)	$(24,105)	$(16,693)

Losses per share—basic and diluted:
Net loss per share, as reported	$(0.22)	$(0.14)	$(0.49)	$(0.38)

Pro forma net loss per share	$(0.26)	$(0.15)	$(0.63)	$(0.43)

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company also records stock-based compensation as deferred partner revenue share charges are amortized. Stock-based compensation expense related to the amortization of deferred partner revenue share charges was $145,000 and $486,000 for the three- and nine-month periods ended September 28, 2002, respectively, and $283,000 and $778,000 for the three- and nine-month periods ended September 27, 2003, respectively.

New Accounting Pronouncements

Derivative Instruments:    In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and should be applied prospectively. The Company adopted this statement in the third quarter of fiscal 2003 and it did not have a significant impact on the Company’s financial position or results of operations.

Certain Financial Instruments with Characteristics of both Liabilities and Equity:    In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted this statement in the third quarter of fiscal 2003 and it did not have a significant impact on the Company’s financial position or results of operations.

NOTE 3—CESSATION OF ASHFORD OPERATIONS

In December 2002, the Company announced and implemented its plan to cease the operations of Ashford.com, Inc. (“Ashford”). This plan involved the liquidation of Ashford’s remaining inventory, the closure of its Houston, Texas fulfillment center and offices and the termination of 71 employees. This plan was substantially completed in January 2003. As of September 27, 2003, 71 employees had been terminated and actual termination benefits paid were $406,000. The operations of Ashford accounted for approximately $4.9 million and $12.3 million of the Company’s total revenue for the three- and nine-month periods ended September 28, 2002, respectively, and approximately $91,000 and $992,000 of the Company’s total revenue for the three- and nine-month periods ended September 27, 2003, respectively. During the three-month period ended September 27, 2003, the Company recorded an additional charge of $19,000 related to a revision to the estimated fair value of an Ashford liability.

At September 27, 2003, the accrued liability associated with the cessation of Ashford operations was $326,000 and consisted of the following (in thousands):

	Balance at June 28, 2003	Subsequent Accruals, net	Non-Cash Settlements and Other Adjustments	Payments	Balance at September 27, 2003	Due Within 12 Months	Due After 12 Months
Termination benefits	$58	$—	$—	$47	$11	$11	$—
Contractual obligations	296	19	—	—	315	315	—
Other restructuring costs	—	—	—	—	—	—	—

	$354	$19	$—	$47	$326	$326	$—

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 4—MARKETABLE SECURITIES

Marketable securities, at estimated fair value, consist of the following:

	December 28, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Auction preferred stock	$1,500	$—	$—	$1,500
U.S. government agency securities	9,986	57	—	10,043

	$11,486	$57	$—	$11,543

	September 27, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Corporate bonds	$1,321	$9	$—	$1,330
U.S. government agency securities	8,680	21	(3)	8,698

	$10,001	$30	$(3)	$10,028

The amortized cost and estimated fair value of investments in debt securities as of September 27, 2003, by contractual maturity, are as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due within one year	$4,493	$4,514
Due after one year through two years	5,508	5,514

	$10,001	$10,028

NOTE 5—CHANGES IN STOCKHOLDERS’ EQUITY

Preferred Stock:

On August 20, 2003, the Company’s Board of Directors approved the retirement of 200 shares of Series A preferred stock held by the Company. The Series A preferred stock was retired during the three-month period ended September 27, 2003.

Common Stock:

On July 25, 2003, the Company issued 1,650,000 shares of common stock to Interactive Technology Holdings, LLC (“ITH”) in exchange for warrants held by ITH to purchase 4,500,000 shares of the Company’s common stock. On the day immediately preceding the exchange, the closing price of a share of the Company’s common stock was $9.05. Of the warrants exchanged, 2,500,000 have an exercise price of $10.00 per share and expire between September 2005 and October 2005 and 2,000,000 have an exercise price of $8.15 per share and expire between September 2005 and October 2005. Under the Black-Scholes valuation methodology, the warrants were valued at approximately $23.0 million on the date of exchange. As the value of the warrants settled is in excess of the consideration given to ITH by the Company, the Company did not recognize any stock-based compensation expense relating to this exchange.

Treasury Stock:

On August 20, 2003, the Company’s Board of Directors approved the retirement of 73,000 shares of treasury stock held by the Company. The treasury stock was retired during the three-month period ended September 27, 2003.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the changes in stockholders’ equity for the three-month periods ended September 28, 2002 and September 27, 2003:

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Comprehensive Loss	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
	Shares	Dollars					Shares	Dollars
	(in thousands)
Consolidated balance at June 29, 2002	38,762	$388	$285,628	$(142,210)		$53	1	$—	$143,859
Net loss				(8,565)	$(8,565)				(8,565)
Net unrealized gains on available-for-sale securities					43	43			43

Comprehensive loss					$(8,522)

Issuance of options to purchase common stock in exchange for services			36						36
Issuance of common stock upon exercise of options	31	—	72						72
Purchases of treasury stock			(299)				60	(1)	(300)

Consolidated balance at September 28, 2002	38,793	$388	$285,437	$(150,775)		$96	61	$(1)	$135,145

Consolidated balance at June 28, 2003	38,959	$390	$286,133	$(174,807)		$35	74	$(1)	$111,750
Net loss				(5,545)	$(5,545)				(5,545)
Net unrealized losses on available-for-sale securities					(8)	(8)			(8)

Comprehensive loss					$(5,553)

Issuance of common stock to ITH in exchange for warrants	1,650	16	(16)						—
Issuance of options to purchase common stock in exchange for services			345						345
Issuance of common stock upon exercise of options	101	1	517						518
Retirement of treasury stock	(73)	(1)	—				(73)	1	—

Consolidated balance at September 27, 2003	40,637	$406	$286,979	$(180,352)		$27	1	$—	$107,060

NOTE 6—STOCK OPTIONS AND WARRANTS

The Company maintains incentive and non-incentive stock option plans for certain employees, directors and other persons (the “Plans”). Under the terms of the Plans, the Company may grant incentive and non-incentive options and restricted stock and unrestricted stock awards to purchase up to 9,025,071 shares of common stock. The options granted under the Plans generally vest at various times over periods ranging up to five years and have terms of up to ten years after the date of grant, unless the optionee leaves the employ of or ceases to provide services to the Company. Stock appreciation rights (“SARs”) may be granted under the Plans either alone or in tandem with stock options. Generally, recipients of SARs are entitled to receive, upon exercise, cash or shares of common stock (valued at the then fair market value of the Company’s common stock) equal to such fair market value on the date of exercise minus such fair market value on the date of grant of the shares subject to the SAR, although certain other measurements also may be used. A SAR granted in tandem with a stock option is exercisable only if and to the extent that the option is exercised. No SARs have been granted to date under the Plans.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the stock option activity for the three-month periods ended September 28, 2002 and September 27, 2003:

	Three Months Ended
	September 28, 2002		September 27, 2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Outstanding, beginning of period	5,354	$8.56	5,299	$7.77
Granted	233	6.18	154	10.37
Exercised	(32)	2.29	(100)	5.27
Cancelled	(131)	14.69	(51)	7.01

Outstanding, end of period	5,424	8.38	5,302	7.96

Exercisable, end of period	2,334	8.38	3,310	8.29

The following table summarizes the warrant activity for the three-month periods ended September 28, 2002 and September 27, 2003:

	Three Months Ended
	September 28, 2002		September 27, 2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Outstanding, beginning of period	7,083	$9.25	5,319	$8.94
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	—	—	(4,503)	9.18

Outstanding, end of period	7,083	9.25	816	7.64

Exercisable, end of period	6,883	9.44	616	9.31

During the three-month period ended September 27, 2003, the Company granted to employees options to purchase an aggregate of 104,800 shares of the Company’s common stock at prices ranging from $8.30 to $12.34 per share and granted to directors options to purchase an aggregate of 48,750 shares of the Company’s common stock at a price of $11.66 per share. The weighted average fair value and the weighted average exercise price of the options granted with exercise prices at the then-current market prices of the underlying stock during the three-month period ended September 27, 2003 was $6.58 and $10.37 per share, respectively. For the three- and nine-month periods ended September 27, 2003, the Company recorded $345,000 and $542,000 of stock-based compensation expense, respectively, relating to options and restricted stock.

During the three-month period ended September 28, 2002, the Company granted to employees options to purchase an aggregate of 232,950 shares of the Company’s common stock at prices ranging from $5.01 to $6.20 per share. The weighted average fair value and the weighted average exercise price of the options granted with exercise prices at the then-current market prices of the underlying stock during the three-month period ended September 28, 2002 was $4.33 and $6.18 per share, respectively. For the three- and nine-month periods ended September 28, 2002, the Company recorded $36,000 of stock-based compensation expense and a reduction of $576,000 in stock-based compensation expense, respectively, relating to options and restricted stock.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes information regarding options and warrants outstanding and exercisable as of September 27, 2003:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$ 1.00 – $ 4.94	1,587	6.92	$3.43	904	$3.69
$ 5.00 – $ 6.20	1,899	6.58	5.68	1,169	5.68
$ 6.38 – $11.63	1,510	6.68	8.18	1,043	8.20
$11.66 – $24.69	1,108	6.16	16.54	796	16.56
$30.56 – $74.54	14	3.05	38.59	14	38.59

$ 1.00 – $74.54	6,118	6.61	7.92	3,926	8.44

As of September 27, 2003, 2,079,759 shares of common stock were available for future grants under the Plans.

The fair value of options granted under the Plans during the three-month periods ended September 28, 2002 and September 27, 2003 were estimated on the date of grant using the Black-Scholes multiple option pricing model, with the following weighted average assumptions:

	Three Months Ended
Assumption	September 28, 2002	September 27, 2003
Dividend yield	None	None
Expected volatility	103.00%	106.00%
Average risk free interest rate	2.63%	2.38%
Average expected lives	4.02 years	3.20 years

No warrants were granted or issued by the Company during the three-month periods ended September 28, 2002 and September 27, 2003, respectively.

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

The amounts used in calculating losses per share data are as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 27, 2003	September 28, 2002	September 27, 2003
	(in thousands)		(in thousands)
Net loss	$(8,565)	$(5,545)	$(19,037)	$(14,805)

Weighted average shares outstanding—basic and diluted	38,769	40,109	38,497	39,243

Outstanding common stock options having no dilutive effect	5,424	5,302	5,424	5,302

Outstanding common stock warrants having no dilutive effect	7,083	816	7,083	816

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 8—COMPREHENSIVE LOSS

The following table summarizes the components of comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 27, 2003	September 28, 2002	September 27, 2003
	(in thousands)		(in thousands)
Net loss	$(8,565)	$(5,545)	$(19,037)	$(14,805)
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	43	(8)	96	(30)

Other comprehensive income (loss)	43	(8)	96	(30)

Comprehensive loss	$(8,522)	$(5,553)	$(18,941)	$(14,835)

NOTE 9—SIGNIFICANT TRANSACTIONS/CONCENTRATIONS OF CREDIT RISK

Net revenues included $310,000 and $2.5 million for the three- and nine-month periods ended September 28, 2002, respectively, and $0 for the three- and nine-month periods ended September 27, 2003 related to bulk sales to one entity. As of September 27, 2003, the amount included in accounts receivable related to these bulk sales was not significant.

Net revenues included $0 and $8.3 million for the three- and nine-month periods ended September 28, 2002, respectively, and $0 for the three- and nine-month periods ended September 27, 2003 from sales of one of the Company’s partner’s products sold primarily through its direct response television campaigns in addition to Web site and toll-free number sales. As of September 27, 2003, the amount included in accounts receivable related to these sales was $0.

As of September 27, 2003, the Company had $8.2 million of operating cash and $38.3 million of cash equivalents and marketable securities invested with three financial institutions, which are potentially subject to credit risk. The composition of these investments are regularly monitored by management of the Company.

NOTE 10—MAJOR SUPPLIERS/ECONOMIC DEPENDENCY

During the three-month period ended September 27, 2003, the Company purchased inventory from one supplier amounting to $11.3 million or 41% of total inventory purchased. During the nine-month period ended September 27, 2003, the Company purchased inventory from one supplier amounting to $32.0 million or 39% of total inventory purchased.

During the three-month period ended September 28, 2002, the Company purchased inventory from one supplier amounting to $8.9 million or 39% of total inventory purchased. During the nine-month period ended September 28, 2002, the Company purchased inventory from two suppliers amounting to $8.9 million and $8.0 million or 16% and 14% of total inventory purchased.

No other supplier amounted to more than 10% of total inventory purchased for any period presented.

NOTE 11—COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved in various litigation incidental to its current and discontinued businesses, including alleged infringement of intellectual property rights of third parties, contractual claims and claims relating to the manner in which goods are sold through the e-commerce businesses that the Company operates for its partners.

The Company sold certain assets of Ashford.com, Inc. in December 2002 and continues to be a party to certain litigation that was commenced prior to the Company’s acquisition of Ashford in March 2002. Since July 11, 2001, several stockholder class action complaints have been filed in the United States District Court of the Southern District of New York against Ashford, several of Ashford’s officers and directors, and various underwriters of Ashford’s initial public offering. The purported class actions have all been brought on behalf of purchasers of Ashford common stock during various periods beginning on September 22, 1999, the date of Ashford’s initial public offering. The plaintiffs allege that Ashford’s prospectus, included in Ashford’s

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, certain fees and commissions collected by the underwriters or arrangements designed to inflate the price of the common stock. The plaintiffs further allege that because of these purchases, Ashford’s post-initial public offering stock price was artificially inflated. As a result of the alleged omissions in the prospectus and the purported inflation of the stock price, the plaintiffs claim violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. The complaints have been consolidated into a single action, and the consolidated cases against Ashford have been consolidated with similarly consolidated cases filed against 308 other issuer defendants for the purposes of pretrial proceedings. The claims against Ashford’s officers and directors were dismissed in exchange for tolling agreements which permit the refiling of claims against officers and directors at a later date. A motion to dismiss filed on behalf of all issuer defendants, including Ashford, was denied in all aspects relevant to Ashford on February 19, 2003. Ashford and its insurers have entered into a memorandum of understanding regarding terms for settlement of this suit. Under the settlement, plaintiffs’ claims against Ashford and other issuers will be dismissed in exchange for certain consideration from the issuers’ insurers and for the issuers’ assignment to plaintiffs of certain potential claims against the underwriters of the relevant initial public offerings. Formal documentation of the settlement contemplated by the memorandum of understanding is currently in progress. In the event that a settlement is not finalized, the Company believes that Ashford has defenses against these actions.

In March 2003, the Company was served with a complaint filed in the Chancery Court of Davidson County, Tennessee, by a private litigant purportedly on behalf of the State of Tennessee under the Tennessee False Claims Act. The complaint alleges that the Company, along with certain of its partners, wrongfully failed to collect and remit sales and use taxes for sales of personal property to customers in Tennessee and knowingly created records and statements falsely stating the Company was not required to collect or remit such taxes. The complaint seeks injunctive relief, unpaid taxes, interest, attorneys’ fees, civil penalties of up to $10,000 per violation, and treble damages under the Tennessee False Claims Act. In September 2003, the Company learned that it, along with several of its partners, was named in a similar action in the Circuit Court of Cook County, Illinois, by the same private litigant who is alleging similar claims with respect to sales and use taxes for sales of personal property to customers in Illinois. The Company is aware that this same private litigant has filed similar actions against retailers in other states, and it may be possible that the Company and/or its partners may have been or may be named in similar cases in other states. The Company does not believe that it is liable under existing laws and regulations for any failure to collect sales or other taxes relating to internet sales and intends to vigorously defend itself in this matter.

The Company does not believe, based on current knowledge, that any of the foregoing claims are likely to have a material adverse effect on its business, financial position or results of operations. However, the Company may incur substantial expenses and devote substantial time to defend third party claims whether or not such claims are meritorious. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability, and may be required to implement expensive changes in its business practices or enter into costly royalty or licensing agreements. Any of these could have a material adverse effect on the Company’s business, financial position or results of operations.

Employment Agreements

As of September 27, 2003, the Company had employment agreements with several of its employees for an aggregate annual base salary of $2.6 million plus bonuses and increases in accordance with the terms of the agreements. Remaining terms of such contracts range from less than one to three years.

Advertising and Media Agreements

As of September 27, 2003, the Company was contractually committed for the purchase of future advertising totaling approximately $29,000 through the fiscal year ending January 3, 2004. The expense related to these commitments will be recognized in accordance with the Company’s accounting policy related to advertising.

Partner Revenue Share Payments

As of September 27, 2003, the Company was contractually committed to minimum cash revenue share payments of $375,000 per fiscal quarter through July 2011 and annual minimum cash revenue share payments of $200,000 in February 2004, $325,000 in July 2004 and $250,000 in February 2005.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Concluded)

(Unaudited)

NOTE 12—SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Nine Months Ended
	September 28, 2002	September 27, 2003
	(in thousands)
Cash paid during the period for interest	$389	$—
Acquisition of Ashford:
Fair value of assets acquired (including goodwill)	$28,070	$—
Liabilities assumed	(12,337)	—
Stock issued	(6,961)	—

Cash paid	8,772	—
Cash acquired	—	—

Net cash paid for acquisition of Ashford	$8,772	$—

Noncash Investing and Financing Activities:
Net unrealized gains (losses) on available-for-sale securities	$96	$(30)
Issuance of common stock upon exercises of options granted to employees of the discontinued operations	$4	$—

NOTE 13—RELATED PARTY TRANSACTIONS

The Company has entered into a strategic alliance to provide technology, procurement and fulfillment services for QVC, Inc. Interactive Technology Holdings, LLC, which is a major stockholder of the Company, is a joint venture company of Comcast Corporation and QVC, Inc. The Company recognized net revenues of $431,000 and $897,000 on sales to this related party for the three- and nine-month periods ended September 28, 2002, respectively, and $338,000 and $1.3 million for the three- and nine-month periods ended September 27, 2003, respectively. The terms of these sales are comparable to those with other business-to-business partners of the Company. As of September 27, 2003, the amount included in accounts receivable as a result of these sales was $373,000 of which the Company has taken a charge to bad debt expense of $325,000 for the settlement of disputed amounts billed for product and shipping costs.

The Company has entered into an agreement with QVC, Inc. pursuant to which QVC will provide shipping services to the Company in exchange for variable fees. The Company incurred fees of $0 for the three- and nine-month periods ended September 28, 2002, respectively, and $38,000 for the three- and nine-month periods ended September 27, 2003, respectively, which were charged to cost of revenues from product sales.

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

Financial Presentation

Our financial statements present:

•	net revenues from product sales, which are derived from the sale of goods through our partners’ e-commerce businesses (which include the sale of products through online retail stores and direct response television campaigns), toll-free telephone number sales, bulk sales, business-to-business and group sales and related outbound shipping charges, net of allowances for returns and discounts.

•	service fee revenues, which are derived from fixed and variable fees earned in connection with the development and operation of our partners’ e-commerce businesses and the provision of marketing and other services.

•	cost of revenues from product sales, which includes the cost of products sold and inbound freight related to these products, as well as outbound shipping and handling costs, other than those related to promotional free shipping and subsidized shipping and handling which are included in sales and marketing expense.

•	sales and marketing expenses, which include advertising and promotional expenses, including promotional free shipping and subsidized shipping and handling costs, online marketing fees, commissions to participants in the affiliate programs for our partners’ Web sites, fulfillment costs, customer service costs, credit card fees, merchandising costs and payroll and related expenses. These expenses also include partner revenue share charges, which are royalty payments made to our partners in exchange for the use of their brands, the promotion of our partners’ URLs, Web sites and toll-free telephone numbers in their marketing and communications materials, the implementation of programs to provide incentives to customers to shop through the e-commerce businesses that we operate for our partners and other programs and services provided to the customers of the e-commerce businesses that we operate for our partners.

•	product development expenses, which consist primarily of expenses associated with planning, maintaining and operating our partners’ e-commerce businesses and payroll and related expenses for engineering, production, creative and management information systems.

•	general and administrative expenses, which consist primarily of payroll and related expenses associated with executive, finance, human resources, legal and administrative personnel, as well as bad debt expense and occupancy costs for our headquarters and other offices.

•	restructuring costs related to Ashford.com, Inc., which consists of an additional charge related to an Ashford liability. In December 2002, we sold certain assets of Ashford, a wholly-owned subsidiary, to Odimo Acquisition Corp.

•	gain on sale of Ashford assets, which relates to the disposition of a division of Ashford Corporate Gifts, Inc., which is a subsidiary of Ashford.

•	stock-based compensation expense, which consists of the amortization of deferred compensation expense for options granted to employees and certain non-employees, the value of the options or warrants granted to certain partners and investors and amortization of deferred partner revenue share charges.

•	depreciation and amortization expenses, which relate primarily to the depreciation of our corporate headquarters and Kentucky fulfillment center, the depreciation and amortization of the capitalized costs for our purchased and internally developed technology, including a portion of the cost related to the employees that developed such technology, hardware and software and the depreciation of improvements, furniture, and fulfillment center and office equipment at our corporate headquarters and our fulfillment and call centers.

•	other income and expense, which consists primarily of interest income earned on cash, cash equivalents, short-term investments and marketable securities, interest expense paid primarily in connection with a mortgage note on our corporate headquarters and interest expense on capital leases.

Results of Operations

Comparison of the three- and nine-month periods ended September 27, 2003 and September 28, 2002

Net Revenues from Product Sales.    Net revenues from product sales increased $14.7 million from $27.8 million for the three-month period ended September 28, 2002 to $42.5 million for the three-month period ended September 27, 2003. Of this increase, $8.2 million was due to an increase in sales in the sporting goods category and $11.3 million was due to an increase in sales in other product categories in which we own inventory, which include consumer electronics, general merchandise and licensed entertainment products, offset, in part, by a $4.8 million decrease in sales from our Ashford operations. Net revenues from product sales increased $46.7 million from $85.7 million for the nine-month period ended September 28, 2002 to $132.4 million for the nine-month period ended September 27, 2003. Of this increase, $13.7 million was due to an increase in sales in the sporting goods category and $44.3 million was due to an increase in sales in other product categories, offset, in part, by a $11.3 million decrease in sales from our Ashford operations.

Service Fee Revenues.    Service fee revenues increased $417,000 from $4.5 million for the three-month period ended September 28, 2002 to $5.0 million for the three-month period ended September 27, 2003. This increase was primarily due to increases in variable fees related to partner activities performed in both periods. Service fee revenues increased $2.7 million from $11.6 million for the nine-month period ended September 28, 2002 to $14.3 million for the nine-month period ended September 27, 2003. This increase was primarily due to a $4.2 million increase in fixed and variable fees related to partner activities performed in both periods, offset, in part, by a $1.5 million decrease related to fixed service fees earned in connection with the provision of services which were completed in fiscal 2002.

Cost of Revenues from Product Sales.    Cost of revenues from product sales was $20.3 million for the three-month period ended September 28, 2002 and $30.8 million for the three-month period ended September 27, 2003. As a percentage of net revenues from product sales, cost of revenues from product sales was 72.9% for the three-month period ended September 28, 2002 and 72.4% for three-month period ended September 27, 2003. This decrease was due primarily to higher margins on sales in the sporting goods category, offset, in part, by sales in new product categories, which have lower margins and which increased as a percentage of total product sales compared to the same period in fiscal 2002. Cost of revenues from product sales was $61.0 million for the nine-month period ended September 28, 2002 and $95.9 million for the nine-month period ended September 27, 2003. As a percentage of net revenues from product sales, cost of revenues from product sales was 71.2% for the nine-month period ended September 28, 2002 and 72.5% for the nine-month period ended September 27, 2003. This increase was due primarily to sales in new product categories, which have lower margins and which increased as a percentage of total product sales compared to the same period in fiscal 2002, offset, in part, by higher margins on sales in the sporting goods category.

Gross Profit.    We had gross profit of $12.1 million and $36.3 million for the three- and nine-month periods ended September 28, 2002, respectively, and $16.7 million and $50.8 million for the three- and nine-month periods ended September 27, 2003, respectively. As a percentage of net revenues, gross profit was 37.3% for both the three- and nine-month periods ended September 28, 2002, respectively, and 35.2% and 34.6% for the three- and nine-month periods ended September 27, 2003, respectively. The increases in gross profit dollars for the three- and nine-month periods ended September 27, 2003 compared to the comparable periods in fiscal 2002 were due primarily to the $14.7 million and $46.7 million increases in net revenues from product sales for the three- and nine-month periods ended September 27, 2003, respectively. The decreases in gross profit percentage for the three- and nine-month periods ended September 27, 2003 compared to the comparable periods in fiscal 2002 were due primarily to sales in new product categories, which have lower margins and which increased as a percentage of total product sales compared to the same period in fiscal 2002.

Sales and Marketing Expenses.    Sales and marketing expenses increased $427,000 from $11.4 million for the three-month period ended September 28, 2002 to $11.8 million for the three-month period ended September 27, 2003. This increase was primarily due to a $1.2 million increase in partner revenue share charges and a $379,000 increase in credit card fees, offset, in part, by a $574,000 decrease in personnel and related costs, a $419,000 decrease in subsidized shipping and handling costs and a $258,000 decrease in occupancy costs. Sales and marketing expenses increased $5.0 million from $30.3 million for the nine-month period ended September 28, 2002 to $35.3 million for the nine-month period ended September 27, 2003. This increase was primarily due to a $3.9 million increase in partner revenue share charges, a $1.7 million increase in credit card fees and a $1.6 million increase in personnel and related costs, of which $745,000 was attributable to our fulfillment operations and $585,000 was attributable to our merchandising, marketing and customer service departments, offset, in part, by a $1.8 million decrease in advertising costs relating primarily to direct marketing campaigns and a $671,000 decrease in subsidized shipping and handling costs. The increases in partner revenue share charges and credit card fees are due primarily to increased sales volume through our partners’ online retail stores for the three- and nine-month periods ended September 27, 2003.

Product Development Expenses.    Product development expenses increased $543,000 from $3.3 million for the three-month period ended September 28, 2002 to $3.9 million for the three-month period ended September 27, 2003. This increase was primarily due to a $510,000 increase in personnel and related costs, a $232,000 increase in costs relating to our use of temporary technical professionals and a $121,000 increase in web hosting and equipment and software maintenance costs related to the increased number of e-commerce businesses that we operated and maintained, offset, in part, by a $325,000 decrease in communication and bandwidth costs. Product development expenses increased $2.9 million from $8.7 million for the nine-month period ended September 28, 2002 to $11.6 million for the nine-month period ended September 27, 2003. This increase was primarily due to a $2.2 million increase in personnel and related costs and an $800,000 increase in web hosting and equipment and software maintenance costs related to the increased number of e-commerce businesses that we operated and maintained, offset, in part, by a $175,000 decrease relating to the closing of our West Coast technology services office in the second quarter of fiscal 2002.

General and Administrative Expenses.    General and administrative expenses decreased $630,000 from $3.7 million for the three-month period ended September 28, 2002 to $3.1 million for the three-month period ended September 27, 2003. This decrease was primarily due to an $830,000 decrease in bad debt and chargebacks related to a lower bad debt rate for sales through our partners’ online stores, a $182,000 decrease in non-income taxes related primarily to Ashford and a $100,000 decrease in personnel and related costs, offset, in part, by a $325,000 charge to bad debt for the settlement of disputed amounts billed to QVC, Inc. for product and shipping costs and a $167,000 increase in legal and other professional fees. General and administrative expenses decreased $1.1 million from $10.8 million for the nine-month period ended September 28, 2002 to $9.7 million for the nine-month period ended September 27, 2003. This decrease was primarily due to a $1.6 million decrease in bad debt and chargebacks related to lower direct response television campaign sales for the nine-month period ended September 27, 2003 and their associated higher bad debt rate and a lower bad debt rate for sales through our partners’ online stores, offset, in part, by a $617,000 increase in personnel and related costs.

Restructuring Costs Related to Ashford.    We had restructuring costs related to Ashford of $0 for the three- and nine-month periods ended September 28, 2002, respectively, and $19,000 for the three- and nine-month periods ended September 27, 2003, respectively. These costs consist of an additional charge related to a revision to the estimated fair value of an Ashford liability.

Gain on Sale of Ashford Assets.    We had a gain on the sale of Ashford assets of $379,000 for the three- and nine-month periods ended September 28, 2002, respectively, and $0 for the three- and nine-month periods ended September 27, 2003, respectively. This gain related to the disposition of a division of Ashford Corporate Gifts, Inc., which is a subsidiary of Ashford. We received $1.2 million in cash proceeds from the sale of this division.

Stock-Based Compensation Expense.    Stock-based compensation expense increased $477,000 from $181,000 for the three-month period ended September 28, 2002 to $628,000 for the three-month period ended September 27, 2003. This increase was primarily due to an increase of $376,000 in charges related to options subject to variable accounting and an increase of $138,000 related to the amortization of deferred partner revenue share charges, offset, in part, by a decrease of $67,000 in charges related to the issuance of options granted during fiscal 2000 with exercise prices below the then-current market prices of the underlying stock. Stock-based compensation expense increased $1.3 million from $(37,000) for the nine-month period ended September 28, 2002 to $1.3 million for the nine-month period ended September 27, 2003. This increase was primarily due to an increase of $1.3 million in charges related to options subject to variable accounting and an increase of $292,000 related to the amortization of deferred partner revenue share charges, offset, in part, by a decrease of $213,000 in charges related to the issuance of options granted during fiscal 2000 with exercise prices below the then-current market prices of the underlying stock and a decrease of

$53,000 in charges related to the net exercise of warrants during the nine-month period ended September 28, 2002. As of September 27, 2003, we had an aggregate of $1.2 million of deferred stock-based compensation remaining to be amortized. We had stock-based compensation expense related to the amortization of deferred partner revenue share charges of $145,000 and $486,000 for the three- and nine-month periods ended September 28, 2002, respectively, and $283,000 and $778,000 for the three- and nine-month periods ended September 27, 2003, respectively.

Depreciation and Amortization Expenses.    Depreciation and amortization expenses increased $534,000 from $2.6 million for the three-month period ended September 28, 2002 to $3.1 million for the three-month period ended September 27, 2003. This increase was due primarily to an impairment charge of $284,000 related to the disposal of certain capitalized costs associated with our data centers, which were relocated during the third quarter of fiscal 2003, and a $250,000 increase in depreciation expense related to additional assets purchased to build, manage and operate our e-commerce business. Depreciation and amortization expenses increased $1.9 million from $6.7 million for the nine-month period ended September 28, 2002 to $8.6 million for the nine-month period ended September 27, 2003. This increase was primarily related to additional assets purchased to build, manage and operate our e-commerce business.

Interest (Income) Expense.    We had interest income of $270,000 and interest expense of $127,000 for the three-month period ended September 28, 2002 compared to interest income of $243,000 and interest expense of $0 for the three-month period ended September 27, 2003. We had interest income of $1.1 million and interest expense of $389,000 for the nine-month period ended September 28, 2002 compared to interest income of $914,000 and interest expense of $0 for the nine-month period ended September 27, 2003. The decreases in interest income of $27,000 and $182,000 were due to lower interest rates and lower average balances of cash, cash equivalents, short-term investments and marketable securities during the three- and nine-month periods ended September 27, 2003 compared to the three- and nine-month periods ended September 28, 2002. The decreases in interest expense of $127,000 and $389,000 were due primarily to the early retirement of a mortgage note on our corporate headquarters in November 2002.

Income Taxes.    Since the sales of our discontinued operations, we have not generated taxable income. Net operating losses generated have been carried back to offset income taxes paid in prior years. The remaining net operating losses will be carried forward. As of September 27, 2003, we had available net operating loss carryforwards of approximately $420.0 million which expire in the years 2003 through 2022. The use of certain net operating loss carryforwards are subject to limitations based on ownership changes of our stock, as provided under Section 382 of the Internal Revenue Code. We expect that net operating losses of approximately $243.2 million will expire before they can be utilized. Any otherwise recognizable deferred tax assets have been offset by a valuation allowance for the net operating loss carryforwards.

Certain Related Party Transactions

We have entered into a strategic alliance to provide technology, procurement and fulfillment services for QVC, Inc. Interactive Technology Holdings, LLC, which is one of our major stockholders, is a joint venture company of Comcast Corporation and QVC, Inc. We recognized net revenues of $431,000 and $897,000 on sales to this related party for the three- and nine-month periods ended September 28, 2002, respectively, and $338,000 and $1.3 million for the three- and nine-month periods ended September 27, 2003, respectively. The terms of these sales are comparable to those with our other business-to-business partners. Included in accounts receivable as a result of these sales was $373,000 as of September 27, 2003 of which we have taken a charge to bad debt expense of $325,000 for the settlement of disputed amounts billed for product and shipping costs.

We have entered into an agreement with QVC, Inc. pursuant to which QVC will provide shipping services to us in exchange for variable fees. We incurred fees of $0 for the three- and nine-month periods ended September 28, 2002, respectively, and $38,000 for the three- and nine-month periods ended September 27, 2003, respectively, which were charged to cost of revenues from product sales.

Liquidity and Capital Resources

Our principal source of liquidity is our cash, cash equivalents, short-term investments and marketable securities. Our cash, cash equivalents, short-term investments and marketable securities balances were $46.5 million and $74.8 million as of September 27, 2003 and December 28, 2002, respectively.

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

We have incurred substantial costs to develop our e-commerce businesses and to recruit, train and compensate personnel for our creative, engineering, business development, marketing, merchandising, customer service, management information systems and administrative departments. During the first, second and third quarters of fiscal 2003, we spent approximately $1.4 million, $855,000 and $2.9 million, respectively, on continued upgrades to our infrastructure. We expect capital expenditures for the remainder of fiscal 2003 to be between $4.8 million and $9.8 million. As of September 27, 2003, we had cash, cash equivalents, short-term investments and marketable securities of $46.5 million, working capital of $29.4 million and an accumulated deficit of $180.4 million.

We used approximately $23.9 million and $15.5 million in net cash for operating activities during the nine-month periods ended September 27, 2003 and September 28, 2002, respectively. Net cash used for operating activities during the nine-month period ended September 27, 2003 was primarily the result of net losses and changes in accounts payable and accrued expenses and other, offset, in part, by changes in depreciation and amortization, inventory, stock-based compensation, deferred revenue, notes receivable, accounts receivable and prepaid expenses and other current assets. Net cash used for operating activities during the nine-month period ended September 28, 2002 was primarily the result of net losses and changes in accounts payable and accrued expenses and other, inventory, prepaid expenses and other current assets, a gain on the sale of Ashford assets and stock-based compensation, offset, in part, by changes in deferred revenue, depreciation and amortization, accounts receivable and other assets.

Our investing activities during the nine-month period ended September 27, 2003 consisted primarily of purchases of $11.0 million and sales of $12.5 million of marketable securities. During the nine-month period ended September 27, 2003, we also made capital expenditures of $5.1 million and received $2.3 million in gross proceeds from the sale of short-term investments. During the nine-month period ended September 28, 2002, we made capital expenditures of $25.1 million, purchased $10.5 million and sold $555,000 of marketable securities, paid $8.8 million for the acquisition of Ashford including acquisition costs and received $1.2 million in gross proceeds from the sale of Ashford assets.

Our financing activities during the nine-month period ended September 27, 2003 consisted primarily of the receipt of $621,000 in gross proceeds from exercises of common stock options. During the nine-month period ended September 27, 2003, we also received $211,000 in gross proceeds from the sale common stock through our Employee Stock Purchase Plan and repaid $78,000 of capital lease obligations. During the nine-month period ended September 28, 2002, we retired for $3.1 million a revolving credit facility with Congress Financial Corporation, a unit of First Union National Bank, that had been maintained by Ashford prior to our acquisition of Ashford. During the nine-month period ended September 28, 2002, we also received $1.4 million in gross proceeds from exercises of common stock options and warrants and we repurchased 60,000 shares of our common stock for an aggregate purchase price of $300,000.

We had the following commitments as of September 27, 2003 with respect to our lease obligations, employment agreements, advertising and media agreements and partner revenue share payment obligations.

	Three Months Ending January 3, 2004	Fiscal Year
		2004	2005	2006	2007	Thereafter	Total
	(In thousands)
Operating leases	$171	$502	$324	$270	$259	$627	$2,153
Employment agreements	617	1,906	1,080	653	—	—	4,256
Advertising and media agreements	29	—	—	—	—	—	29
Partner revenue share payments	375	2,025	1,750	1,500	1,500	5,250	12,400

Total commitments	$1,192	$4,433	$3,154	$2,423	$1,759	$5,877	$18,838

To date, we have financed our e-commerce operations primarily from the sale of equity securities. Management expects that our current cash and the collection of accounts receivable will be sufficient to meet our anticipated cash needs for the foreseeable future. While in the fourth quarter of 2001 we realized income of $260,000, we did not realize income for fiscal 2001 or fiscal 2002, and we do not expect to realize income in fiscal 2003. In order to fund our anticipated operating expenses and realize income, our revenues must increase significantly and/or our expenses must decrease significantly. If cash flows are insufficient to fund our expenses, we may need to raise additional funds in future periods through public or private debt or equity financings or other arrangements to fund our operations until we achieve profitability. Failure to raise future capital when needed could seriously harm our business and operating results. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders would be reduced to the extent they did not participate in that financing. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

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

We incurred substantial losses in fiscal 1999, fiscal 2000, fiscal 2001 and fiscal 2002, and as of September 27, 2003, we had an accumulated deficit of $180.4 million. Except for the fourth quarter of fiscal 2001, we have not achieved profitability from our continuing operations, and we do not expect to achieve profitability in fiscal 2003. We may not obtain an appropriate volume of purchases from the e-commerce businesses that we operate, generate an appropriate amount of service fee revenue from our existing partners or add an appropriate amount of new partners to generate sufficient revenues to achieve profitability. Additionally, in fiscal 2002 our net loss was greater than the prior year despite an increase in revenue. Therefore, even if we are able to generate increased revenue, there is no assurance that our results will improve. While we expect to be profitable in fiscal 2004, there can be no assurances that we will be able to achieve profitability.

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

For the categories in which we own inventory, we primarily purchase products from the manufacturers and distributors of the products. For the categories in which we provide e-commerce services to our partners, our partners purchase products from the manufacturers and distributors of products. If we or our partners are unable to develop and maintain relationships with these manufacturers, we or our partners may be unable to obtain or continue to carry a sufficient assortment and quantity of quality merchandise on acceptable commercial terms and our business could be adversely impacted. We do not have written contracts with many manufacturers or distributors. During the nine-month period ended September 27, 2003, we purchased 39% of the total amount of inventory we purchased during that period from one manufacturer. In addition, during fiscal 2002, we purchased 20% of the total amount of inventory we purchased during fiscal 2002 from one manufacturer and during fiscal 2001, we purchased 23% and 16% of the total amount of inventory we purchased during fiscal 2001 from two manufacturers. Manufacturers could stop selling products to our partners or us and may ask us or our partners to remove their products or logos from our partners’ Web sites. If our partners or we are unable to obtain products directly from manufacturers, especially popular brand manufacturers, we may not be able to obtain the same or comparable merchandise in a timely manner or on acceptable commercial terms.

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

While we sold certain assets of Ashford in December 2002, Ashford continues to be a party to certain litigation that was commenced prior to our acquisition of Ashford in March 2002. Since July 11, 2001, several stockholder class action complaints have been filed in the United States District Court of the Southern District of New York against Ashford, several of Ashford’s officers and directors, and various underwriters of Ashford’s initial public offering. The purported class actions have all been brought on behalf of purchasers of Ashford common stock during various periods beginning on September 22, 1999, the date of Ashford’s initial public offering. The plaintiffs allege that Ashford’s prospectus, included in Ashford’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, certain fees and commissions collected by the underwriters or arrangements designed to inflate the price of the common stock. The plaintiffs further allege that because of these purchases, Ashford’s post-initial public offering stock price was artificially inflated. As a result of the alleged omissions in the prospectus and the purported inflation of the stock price, the plaintiffs claim violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. The complaints have been consolidated into a single action, and the consolidated cases against Ashford have been consolidated with similarly consolidated cases filed against 308 other issuer defendants for the purposes of pretrial proceedings. The claims against Ashford’s officers and directors were dismissed in exchange for tolling agreements which permit the refiling of claims against officers and directors at a later date. A motion to dismiss filed on behalf of all issuer defendants, including Ashford, was denied in all aspects relevant to Ashford on February 19, 2003. Ashford and its insurers have entered into a memorandum of understanding regarding terms for settlement of this suit. Under the settlement, plaintiffs’ claims against Ashford and other issuers will be dismissed in exchange for certain consideration from the issuers’ insurers and for the issuers’ assignment to plaintiffs of certain potential claims against the underwriters of the relevant initial public offerings. Formal documentation of the settlement contemplated by the memorandum of understanding is currently in progress. In the event that a settlement is not finalized, we believe that Ashford has defenses against these actions.

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

We currently only collect sales or other similar taxes for goods sold by us and shipped into certain states. One or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us or our partners and other out-of-state companies that engage in e-commerce. Recently, certain large retailers, such as Wal-Mart, Target and Toys “R” Us, expanded their collection of sales tax on purchase made through affiliated web sites. Our business could be adversely affected if one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of merchandise through the e-commerce businesses we operate.

In March 2003, we were served with a complaint filed in the Chancery Court of Davidson County, Tennessee, by a private litigant purportedly on behalf of the State of Tennessee under the Tennessee False Claims Act. The complaint alleges that we, along with certain of our partners, wrongfully failed to collect and remit sales and use taxes for sales of personal property to customers in Tennessee and knowingly created records and statements falsely stating we were not required to collect or remit such taxes. The complaint seeks injunctive relief, unpaid taxes, interest, attorneys’ fees, civil penalties of up to $10,000 per violation, and treble damages under the Tennessee False Claims Act. In September 2003, we learned that we, along with several of our partners, were named in a similar action in the Circuit Court of Cook County, Illinois, by the same private litigant who is alleging similar claims with respect to sales and uses taxes for sales of personal property to customers in Illinois. We are aware that this same private litigant has filed similar actions against retailers in other states, and it may be possible that we and/or partners may have been or may be named in similar cases in other states. We do not believe that we are liable under existing laws and regulations for any failure to collect sales or other taxes relating to internet sales and intend to vigorously defend ourselves in this matter. However, we may incur substantial expenses in defending against this claim. In the event of a determination adverse to us, we may incur substantial monetary liability, and be required to change our business practices, either of which could have a material adverse effect on our business, financial position or results of operations.

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

As of November 3, 2003, Michael G. Rubin, our Chairman, President and Chief Executive Officer, beneficially owned 18.5%, funds affiliated with SOFTBANK Holdings Inc., or SOFTBANK, beneficially owned 21.2% and Interactive Technology Holdings, LLC, or ITH, a joint venture company of Comcast Corporation and QVC, Inc., beneficially owned 27.0% of our outstanding common stock, including currently exercisable warrants and options to purchase common stock. Should they decide to act together, any two of Mr. Rubin, SOFTBANK and ITH would be in a position to exercise effective control, and all three would be in a position to exercise complete control, over most matters requiring stockholder approval, including the election or removal of directors, approval of significant corporate transactions and the ability generally to direct our affairs. Furthermore, the stock purchase agreements pursuant to which SOFTBANK and ITH acquired their shares of our common stock provide that SOFTBANK and ITH each have the right to designate up to two members of our board of directors. This concentration of ownership and SOFTBANK’s and ITH’s right to designate members to our board of directors may have the effect of delaying or preventing a change in control of us, including transactions in which stockholders might otherwise receive a premium over current market prices for their shares.

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

There have been no significant changes in market risk for the quarter ended September 27, 2003. See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 filed with the Securities and Exchange Commission on March 26, 2003.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) or 15d-15(e)), our Chief Executive Officer and our Chief Financial Officer have concluded as of the end of the period covered by this Quarterly Report on Form 10-Q, that our disclosure controls and procedures were effective.

(b) Changes in Internal Controls. During the most recently completed fiscal quarter, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various litigation incidental to our current and discontinued businesses, including alleged infringement of intellectual property rights of third parties, contractual claims and claims relating to the manner in which goods are sold through the e-commerce businesses that we operate for our partners.

While we sold certain assets of Ashford.com, Inc. in December 2002, Ashford continues to be a party to certain litigation that was commenced prior to our acquisition of Ashford in March 2002. Since July 11, 2001, several stockholder class action complaints have been filed in the United States District Court of the Southern District of New York against Ashford, several of Ashford’s officers and directors, and various underwriters of Ashford’s initial public offering. The purported class actions have all been brought on behalf of purchasers of Ashford common stock during various periods beginning on September 22, 1999, the date of Ashford’s initial public offering. The plaintiffs allege that Ashford’s prospectus, included in Ashford’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, certain fees and commissions collected by the underwriters or arrangements designed to inflate the price of the common stock. The plaintiffs further allege that because of these purchases, Ashford’s post-initial public offering stock price was artificially inflated. As a result of the alleged omissions in the prospectus and the purported inflation of the stock price, the plaintiffs claim violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. The complaints have been consolidated into a single action, and the consolidated cases against Ashford have been consolidated with similarly consolidated cases filed against 308 other issuer defendants for the purposes of pretrial proceedings. The claims against Ashford’s officers and directors were dismissed in exchange for tolling agreements which permit the refiling of claims against officers and directors at a later date. A motion to dismiss filed on behalf of all issuer defendants, including Ashford, was denied in all aspects relevant to Ashford on February 19, 2003. Ashford and its insurers have entered into a memorandum of understanding regarding terms for settlement of this suit. Under the settlement, plaintiffs’ claims against Ashford and other issuers will be dismissed in exchange for certain consideration from the issuers’ insurers and for the issuers’ assignment to plaintiffs of certain potential claims against the underwriters of the relevant initial public offerings. Formal documentation of the settlement contemplated by the memorandum of understanding is currently in progress. In the event that a settlement is not finalized, we believe that Ashford has defenses against these actions.

In March 2003, we were served with a complaint filed in the Chancery Court of Davidson County, Tennessee, by a private litigant purportedly on behalf of the State of Tennessee under the Tennessee False Claims Act. The complaint alleges that we, along with certain of our partners, wrongfully failed to collect and remit sales and use taxes for sales of personal property to customers in Tennessee and knowingly created records and statements falsely stating we were not required to collect or remit such taxes. The complaint seeks injunctive relief, unpaid taxes, interest, attorneys’ fees, civil penalties of up to $10,000 per violation, and treble damages under the Tennessee False Claims Act. In September 2003, we learned that we, along with several of our partners, were named in a similar action in the Circuit Court of Cook County, Illinois, by the same private litigant who is alleging similar claims with respect to sales and use taxes for sales of personal property to customers in Illinois. We are aware that this same private litigant has filed similar actions against retailers in other states, and it may be possible that we and/or partners may have been or may be named in similar cases in other states. We do not believe that we are liable under existing laws and regulations for any failure to collect sales or other taxes relating to internet sales and intend to vigorously defend ourselves in this matter.

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

On July 25, 2003, we issued 1,650,000 shares of common stock to Interactive Technology Holdings, LLC (“ITH”) in exchange for warrants held by ITH to purchase 4,500,000 shares of our common stock. On the day immediately preceding the exchange, the closing price of a share of our common stock was $9.05. Of the warrants exchanged, 2,500,000 had an exercise price of $10.00 per share and expired between September 2005 and October 2005 and 2,000,000 had an exercise price of $8.15 per share and expired between September 2005 and October 2005. No underwriter was involved in this exchange of securities. These securities were issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended on the basis that they were issued under circumstances not involving a public offering.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 5, 2003, we held our Annual Meeting of Stockholders. Proxies were solicited for the Annual Meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934. At the Annual Meeting, the following matters were voted on:

1. Kenneth J. Adelberg, M. Jeffrey Branman, Ronald D. Fisher, Harvey Lamm, Mark S. Menell, Michael S. Perlis, Jeffrey F. Rayport and Michael G. Rubin were elected to serve on the Board of Directors of the Company for one-year terms and until their respective successors are duly elected and qualified. The votes for and the votes withheld for the election of each director were as follows:

Name	For	Withhold
Kenneth J. Adelberg	38,050,168	227,870
M. Jeffrey Branman	36,661,469	1,616,569
Ronald D. Fisher	36,277,531	2,000,507
Harvey Lamm	36,700,964	1,577,074
Mark S. Menell	36,678,669	1,599,369
Michael S. Perlis	36,687,669	1,590,369
Jeffrey F. Rayport	36,700,969	1,577,069
Michael G. Rubin	36,678,654	1,599,384

2. The amendment and restatement of GSI Commerce’s 1996 Equity Incentive Plan was approved by the following vote:

For	Against	Abstain
35,116,905	3,155,312	5,821

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

4.1

Third Amendment to Second Amended and Restated Registration Rights Agreement, dated as of July 25, 2003, among Global Sports, Inc. (n/k/a GSI Commerce, Inc.), SOFTBANK Capital Partners LP, SOFTBANK Capital Advisors Fund LP, Rustic Canyon Ventures, LP (f/k/a TMCT Ventures, LP) and Interactive Technology Holdings, Inc. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K on July 29, 2003 and incorporated herein by reference)

10.1

Stock and Warrant Exchange Agreement, dated as of July 25, 2003, by and between GSI Commerce, Inc. and Interactive Technology Holdings, LLC (filed with GSI Commerce, Inc.’s Current Report on Form 8-K on July 29, 2003 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

During the fiscal quarter ended September 27, 2003, we filed or furnished to the Securities and Exchange Commission:

(i)	a Current Report on Form 8-K under Item 9 dated July 8, 2003 regarding a presentation we gave at the CIBC Third Annual Consumer Growth Conference;

(ii)	a Current Report on Form 8-K under Item 5 dated July 25, 2003 regarding our issuance of 1.65 million shares of our common stock to ITH in exchange for warrants held by ITH to purchase 4.5 million shares of our common stock; and

(iii)	a Current Report on Form 8-K under Item 12 dated July 30, 2003 regarding our results for the fiscal quarter ended June 28, 2003.

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

Date:    November 7, 2003