Form 10-K
period 2004-01-03
GSI COMMERCE INC
filed 2004-03-18
CIK 828750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2004 or

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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of the close of business on July 3, 2003, was approximately $85,457,281.(1) There were 40,878,560 shares of the registrant’s Common Stock outstanding as of the close of business on March 3, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

(Specific sections incorporated are identified under applicable items herein)

Certain information required for Part III of this Form 10-K is incorporated herein by reference to the Proxy Statement for the 2004 Annual Meeting of our shareholders.

(1)	This amount equals the number of outstanding shares of the registrant’s Common Stock reduced by the number of shares that may be deemed beneficially owned by the registrant’s officers, directors and stockholders owning in excess of 10% of the registrant’s Common Stock, multiplied by the last reported sale price for the registrant’s Common Stock on July 3, 2003. This information is provided solely for record keeping purposes of the Securities and Exchange Commission and shall not be construed as an admission that any officer, director or 10% stockholder of the registrant is an affiliate of the registrant or is the beneficial owner of any such shares. Any such inference is hereby disclaimed.

GSI COMMERCE, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 3, 2004

For all years prior to 1999, our fiscal year ended on December 31. Effective for 1999, we changed our fiscal year from the last day of December to the Saturday nearest the last day of December. Accordingly, references to fiscal 1999, fiscal 2000, fiscal 2001, fiscal 2002, fiscal 2003 and fiscal 2004 refer to the years ended January 1, 2000, December 30, 2000, December 29, 2001, December 28, 2002, January 3, 2004 and the year ending January 1, 2005.

Although we refer to the retailers, branded manufacturers, entertainment companies and professional sports organizations for which we develop and operate e-commerce businesses as our “partners,” we do not act as an agent or legal representative for any of our partners. We do not have the power or authority to legally bind any of our partners. Similarly, our partners do not have the power or authority to legally bind us. In addition, we do not have the types of liabilities for our partners that a general partner of a partnership would have.

PART I

ITEM 1:	BUSINESS.

Overview

We provide an e-commerce platform that enables retailers, branded manufacturers, entertainment companies and professional sports organizations to operate e-commerce businesses. Our e-commerce platform includes Web site design, e-commerce technology, managed hosting, order fulfillment, customer service, merchandising and order management, online merchandising, customer relationship management, content development and online marketing. We currently operate or have agreements to operate either all or a portion of the e-commerce businesses for over 40 partners.

As used in this Annual Report on Form 10-K, “GSI,” “we,” “our” and similar terms include GSI Commerce, Inc. and its subsidiaries, unless the context indicates otherwise.

Industry Background

E-Commerce.    The U.S. market for general merchandise online retail sales represents an increasingly growing opportunity. Forrester Research estimates that such online sales are expected to be $64.9 billion in 2004 and $130.3 billion in 2008 and are expected to represent 13% of total general merchandise retail sales by 2008. We believe that the growing adoption of e-commerce for consumer purchases is being driven by a number of factors including:

•	increased recognition and support by retailers and manufacturers of the Internet as a sales channel;

•	increased acceptance of e-commerce as a means to shop conveniently from home or office;

•	decreased concerns about the security and reliability of e-commerce; and

•	technology innovations that have enhanced the e-commerce shopping experience.

As a result, we believe that consumer demand for making purchases online will continue to increase over time. Accordingly, we believe that significant opportunities exist to use the brand and marketing power of our partners to attract consumers to the e-commerce businesses on our platform.

Challenges of E-Commerce.    We believe that traditional retailers, branded manufacturers, entertainment companies and professional sports organizations which desire to operate e-commerce businesses face challenges to compete successfully in e-commerce in a cost-effective manner. It is expensive for these companies to operate a single e-commerce business in-house as there are significant upfront and ongoing expenses to develop or acquire e-commerce capabilities. In-house e-commerce businesses often exhibit a lack of scale and in many cases e-commerce represents a small percentage of these companies’ businesses as a whole. Additionally, these companies generally lack the expertise in e-commerce operations as it is not their core competency.

Our Solution

Scalable and Cost Effective Solution.    We believe that our business model allows us to provide a cost effective and flexible solution to many of the challenges facing retailers, branded manufacturers, entertainment companies and professional sports organizations that desire to maximize their e-commerce businesses. Our e-commerce platform enables our partners to remain focused on their core businesses, drive incremental e-commerce revenue and build and operate their e-commerce businesses for less than they would be able to on their own. We also believe that we can generate attractive economic returns by operating multiple e-commerce businesses on our e-commerce platform under the established brands of our partners.

Comprehensive E-Commerce Solution.    We can develop and implement all aspects of an e-commerce business on our platform including:

• Web site design	• online merchandising	• customer relationship management

• e-commerce technology	• order fulfillment	• content development

• managed hosting	• customer contact center	• online marketing services

• merchandise and order management	• reporting, analytics and business intelligence

Modular and Flexible E-Commerce Solution.    We have created a core technology infrastructure that we call The Common Engine™ that operates and manages the applications and functionality across our e-commerce platform. This system allows us to efficiently add new partners on a common infrastructure while allowing each store to be personalized to fit the brand equity and identity of our individual partners. Some of our partners choose to have us operate all aspects of their e-commerce business while others select only some of the services we offer. For example, some of our partners choose us to provide e-commerce technology, managed hosting and order processing but fulfill e-commerce orders from their own fulfillment centers and provide their own customer service.

Partner-Centric E-Commerce Solution.    We customize the design and operation of partners’ e-commerce businesses with a broad range of characteristics that include differentiated user interfaces on partners’ Web sites, partner-specific content pages and partner specific customer service and fulfillment. In addition, we can custom develop features and functionality requested by our partners, as illustrated by the following capabilities that we have developed for some of our partners:

• in-store pick up	• in-store kiosks	• private label credit card support
• loyalty programs	• gift registry integration	• universal gift cards
• business-to-business integration and product syndication	• employee and corporate partner discounts	• product development • product customization

E-Commerce Expertise.    We believe we have achieved a “critical mass” of e-commerce expertise. Furthermore, we believe that our degree of expertise is accelerating fast and positions us favorably relative to in-house solutions and our competitors. We believe that three primary factors are contributing to this trend. First, as our partner base grows across many categories, we benefit from a heightened level of collaboration and constructive feedback, which allows for improvements and capability enhancements. Second, as our employee base grows, we are gaining deeper knowledge across a broader set of direct-to-consumer sales competencies. Lastly, we continue to emphasize a cross-functional entrepreneurial approach and view ourselves as a hybrid service provider and extension of our partners’ businesses, combining a technology, consulting and retailer-based mindset.

Growth Strategy

The key elements of our growth strategy are as follows:

Expand Our Partner Base.     We intend to increase our revenue and market share by adding new partners that have strong brand franchises within the categories in which we currently operate and that desire to establish, grow or transition their e-commerce businesses. New partners could include companies with major brand names in retail, footwear and apparel, home, consumer electronics, beauty products, entertainment and professional sports.

Grow Our Existing Partners’ Businesses.    We also intend to increase our revenue and market share by working with our current partners to identify new initiatives to grow their e-commerce businesses and enhance their offerings. New initiatives could include online and email marketing campaigns, shipping products to customers outside of the United States, adding additional brands for existing partners and providing more customized technology development to meet the changing needs of our partners and grow our partners’ businesses.

Continue to Reinvest and Enhance Our Capabilities.    We enhance our capabilities continuously to improve our partners’ e-commerce businesses and enrich the overall customer experience. In addition, we plan to continue to invest in technology and infrastructure to improve the features and functionality, speed, navigation, search and usability of our partners’ e-commerce businesses and the customer service, fulfillment and other services we offer as part of our e-commerce platform.

Our E-Commerce Platform

Web Site Design.    We collaborate with our partners to create an online shopping experience that reinforces their brand, maximizes conversion and encourages repeat buying. We provide our partners with a number of capabilities — significant experience and an understanding of on-line customers, an online brand that marries customer expectations to their corporate vision and a user experience that realizes that vision on our e-commerce platform. Our cross-functional team is comprised of art directors, graphic designers, information architects, technical writers, usability engineers, technical designers, project managers, quality assurance specialists and HTML and JSP developers. These professionals develop user interfaces including the overall imagery and tone, home page presentation, page flow and navigation, the structure of the category and product pages, effective messaging and consistent communication, an intuitive purchasing process and a full archive of online customer service information.

E-Commerce Technology.    We use a combination of proprietary and third-party applications that form the basis of The Common Engine™. Our core shopping features, functionality, search, data gathering and checkout processes reside on The Common Engine™. These applications are upgraded periodically by our engineering and information services teams in the form of new releases designed to encourage and promote product research, increase purchases and convey a positive and intuitive user-friendly shopping experience.

Managed Hosting.    Partner sites are hosted in two separately located third-party data centers. This configuration enhances Web site uptime performance and fail-over reliability We own substantially all of the hardware and software used by us at these data centers and actively manage and monitor the operations and infrastructure including communications, bandwidth, network, systems administration, load balancing, production support, security and data and storage requirements.

Merchandising and Order Management.    We manage all traditional retail-based applications through a centralized ERP and supply chain system in connection with merchandise assortment classification and maintenance. These applications also govern the primary information sources and data flow with respect to style and SKU merchandising management and pricing and inventory management. Order processing is also managed through the ERP application and interacts with proprietary and third-party payment processing, warehouse management, customer service and data warehousing systems. We accept multiple forms of tender including credit cards, checks and gift certificates/cards and maintain an internal team focused on order review and fraud prevention, claims processing and sales recovery functions.

Online Merchandising.    The display of our partners’ online product catalogs is administered by use of a proprietary content and catalog management tool. The tool allows for, among other things, the ability to:

•	create and edit Web site navigation, categorization and product categories;

•	create and edit product display characteristics including placement of images and descriptive copy as well as product and category sequencing;

•	present special merchandising features such as featured products, related products, collections, promotional ad spots and promotional offers;

•	support numerous types of promotional campaigns which can be customized based on customer purchasing data;

•	establish up-sell and cross-sell relationships, manage pre-sell and backordering and optimize search term mapping; and

•	activate and deactivate products based on inventory, sell-through, and other criteria.

Order Fulfillment.    We offer a full range of order fulfillment services from our 470,000 square foot Company-owned fulfillment center located in Louisville, Kentucky and through integration with over 300 third-party “drop shippers” using a proprietary application. Fulfillment activities include inbound receipt and profiling of merchandise, storage, picking, packing and shipping and returns processing. We also offer a variety of value-added fulfillment services including customized package branding, gift wrapping, gift messaging, product bundling, promotional inserts, bulk orders and product customization. We maintain relationships with major carriers and seek to achieve cost efficiencies through rate shopping opportunities. We offer multiple forms of shipping methods to customers including standard and expedited options, with pricing based on order value, dimensional characteristics or shipping promotions.

Customer Contact Center.    We operate an 82,000 square foot leased facility in Melbourne, Florida. This facility is operated 24 hours per day, seven days per week and has 500 agent workstations. Our primary activities include inbound contact management via phone and email. Our contact center workstations contain a variety of applications and informational tools that provide agents with access to customer profile information including service history, previous purchases and personal preferences. Service agents also have visibility into product information, inventory availability and order status. The agent tools are integrated with our order management and fulfillment operations to provide a consistent experience across all customer touch points including our partners’ web sites, direct mail circulars, catalogs, promotional events and direct response television campaigns. In addition to partner level training, we utilize a variety of contact center practices and systems to improve quality and efficiency including skills-based call routing, interactive voice response, call monitoring, work flow planning, data tracking and forecasting.

Reporting, Analytics and Business Intelligence.    We offer our partners access to a secure, Web-based reporting portal which provides customer, demand, fulfillment and behavioral information. These applications and tools provide partners with insightful business intelligence metrics and visibility into their e-commerce business. We also offer customized reporting tailored to a partner’s specific needs.

Customer Relationship Management.    We use a suite of CRM applications. Within our contact center, call agents have access to all relevant customer account, product, promotional and inventory information as well as the ability to present personalized selling recommendations in an effort to convert customer interactions into sales opportunities. Our e-mail marketing teams develop customized and targeted email campaigns based upon demographic, purchase and preference data gathered and segmented within our data warehouse. We also offer personalized shopping experiences through the use of real-time analytics to present product recommendations and associations based upon behavioral profiles and product affinity models.

Content Development.    We operate and make available to partners an in-house professional photography studio to create digital product images and color swatches, as well as a copywriting staff focused on developing product descriptions and related value-added content such as buyers guides, sizing charts, products tours and comparison shopping tools.

Online Marketing Services.    We generally make available to partners the services of our in-house online marketing team. This team is dedicated to developing and managing programs for partners to increase online exposure, generate incremental revenue and drive new customer acquisition. The services of this team include the conceptualization, creation and management of advertising through highly trafficked portal relationships, affiliate programs and search engine and comparison-shopping related sites.

Our Partners

We operate e-commerce businesses for our partners pursuant to contractual agreements. We generally operate each of these e-commerce businesses based on one of three models, or a combination of those models — GSI-owned inventory model, partner-owned inventory model or business-to-business model.

GSI-Owned Inventory Model — We select and purchase inventory from vendors, sell the inventory directly to customers through our e-commerce platform, record revenues generated from the sale of products through our e-commerce platform and generally pay a percentage of those revenues to the respective partners in exchange for the rights to use their brand names and logos and the promotions and advertising that our partners agree to provide. In addition, for our sporting goods partners, we centralize inventory management across multiple partner businesses increasing both the assortment of inventory and the frequency of inventory turns, thus reducing obsolescence risk and financing costs. We have a buying and merchandising organization that buys and sources products in the following merchandise categories: sporting goods, consumer electronics, general merchandise and branded and unique licensed entertainment products. For products from our inventory, we establish the prices for products that we offer through our e-commerce platform. For our retail partners, to the extent possible, we strategically price these products to be consistent with the prices in our partners’ retail stores or other selling venues. Accordingly, we may maintain different pricing for the same products across our e-commerce platform and between our e-commerce platform and our partners’ retail stores and other selling venues.

We believe that we have strong relationships with our vendors and sources of unique products, and we continuously seek to add new vendors, brands and sources of unique products. During fiscal 2003, we purchased $50.4 million of inventory from one vendor, which accounted for 37% of the total amount of inventory we purchased.

Partner-Owned Inventory Model — We manage certain aspects of our partners’ overall e-commerce businesses in exchange for a combination of fixed and/or variable service fees, usually calculated as a percentage of sales. Our partners select the merchandise to be sold, buy and own all or a portion of the inventory and provide offline marketing support. The partner is the seller of the merchandise and establishes the prices.

Business-to-Business Model — We generally provide a product information database to these partners which they use to merchandise certain departments of their e-commerce businesses. These partners process orders on their Web sites and deliver the orders to us electronically. We then sell the products from our inventory or through our network of drop shippers and transfer title to the partners at a predetermined price. The orders are then sent to consumers on behalf of these partners. These partners generally perform all of their own customer service.

The following table lists as of January 3, 2004 partners for which we operated all or a portion of their e-commerce businesses or with which we have publicly-announced agreements:

Sporting Goods	Electronics, Home and General Merchandise

Atlanta Falcons

Bally Total Fitness

Blades Board and Skate

Buy.com

Carolina Panthers

City Sports

Denver Broncos

Dick’s Sporting Goods

Dunham’s Sports

G.I. Joe’s

Houston Texans

LPGA

Major League Baseball

MC Sports

Modell’s Sporting Goods

NASCAR/Turner Sports

Olympia Sports

Pro Golf International

QVC

Rawlings

Reebok

Russell Athletics

San Diego Chargers

Sport Chalet

Sports “R” Us

The Sports Authority (including Gart Sports, Oshman’s and Sportmart)

Ace Hardware Kmart Linens ‘n Things PalmOne Tweeter Home Entertainment

Entertainment
Comedy Central
FOXSPORTS
Lifetime
Nickelodeon
PAX
PBS
CBS Sportsline/MVP.com
TV Land

Apparel, Footwear and Beauty
Estée Lauder/Gloss.com
Liz Claiborne (including Elisabeth)
Polo.com
Rockport
The Athlete’s Foot
Timberland

Competition

The market for outsourced solutions for the development and operation of e-commerce businesses is continuously evolving and intensely competitive. We primarily compete with companies who can offer a full range of e-commerce services similar to the services we provide through our e-commerce platform, such as Amazon.com, Digital River, Foot Locker (principally in the sporting goods category) and ValueVision. We also compete with companies that can provide some of the components similar to those that we offer through our e-commerce platform, including Web site developers, third-party consultants and third-party fulfillment and customer service providers. We also compete with companies that may choose to develop and operate their e-commerce businesses in-house and the online and offline businesses of a variety of retailers and manufacturers.

We believe that we compete with these competitors primarily on the basis of the following:

•	ability to generate incremental revenue;

•	reputation and experience for providing a quality outsourced solution;

•	client services orientation and brand friendly business model;

•	economic value for the services provided;

•	the comprehensive, flexible and customized nature of the outsourced solution provided; and

•	the quality of Web site design and development, technology, customer service and fulfillment offered.

Intellectual Property

We use our partners’ names, URLs, logos and other marks in connection with the operation and promotion of their e-commerce businesses. Our agreements with our partners generally provide us with licenses to use this intellectual property in connection with the operation of their e-commerce businesses. These licenses typically are coterminous with the agreements.

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

Government Regulation

We generally are not regulated other than pursuant to federal, state and local laws applicable to businesses in general or to e-commerce specifically. Certain regulatory authorities have proposed specific laws and regulations governing the Internet and online retailing. These laws and regulations may cover taxation, user privacy, pricing, content, distribution, electronic contracts, characteristics and quality of products and services, intellectual property rights and information security. Changes in consumer protection laws also may impose additional burdens on companies conducting business online. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and e-commerce. Unfavorable resolution of these issues may increase our cost of doing business.

We currently provide individual personal information regarding users of a partner’s e-commerce business to that partner and to certain third parties that we use to process credit cards, process and fulfill orders, send emails and evaluate and maintain the performance of our Web sites. We currently do not identify registered users by age. However, the adoption of the CAN-SPAM Act of 2003 or other privacy or consumer protection laws could create uncertainty in Web usage and reduce the demand for our products and services or require us to redesign our partners’ Web sites or the operation of their e-commerce businesses.

We are not certain how our business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity, qualification to do business and export or import matters. Many of these laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address these issues could create uncertainty in e-commerce. This uncertainty could reduce demand for our services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

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

Employees

As of February 27, 2004, we employed 1,074 full-time employees, the majority of which are based at our headquarters in King of Prussia, PA, our fulfillment center in Louisville, KY and our customer contact center in Melbourne, FL. We consider our relationship with our employees to be good. Competition for qualified personnel in our industry is intense. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

Seasonality

We have experienced and expect to continue to experience seasonal fluctuations in our revenues. These seasonal patterns will cause quarterly fluctuations in our operating results. In particular, the fourth fiscal quarter has accounted for and is expected to continue to account for a disproportionate percentage of our total annual revenues. We believe that results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year. For additional information, see Note 20 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

You can access financial and other information at our Investor Relations Web site. The address is www.gsicommerce.com/investors. We make available through our Web site, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to Investor Relations, 1075 First Avenue, King of Prussia, Pennsylvania 19406. The information on the Web site listed above is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference in this document. This Web site is and is only intended to be an inactive textual reference.

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

All statements made in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “plan”, “will”, “would”, “should”, “guidance”, “potential”, “continue”, “project”, “forecast”, “confident”, “prospects”, and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, consumer spending, the financial markets and the industries in which we and our partners operate, changes affecting the Internet and e-commerce, our ability to develop and maintain relationships with strategic partners and suppliers, our ability to timely and successfully develop, maintain and protect our technology and product and service offerings and execute operationally, our ability to attract and retain qualified personnel, our ability to successfully integrate our acquisitions of other businesses, if any, and the performance of acquired businesses. More information about potential factors that could affect us is provided below. We expressly disclaim any intent or obligation to update these forward-looking statements, except as otherwise specifically stated by us.

Our future success cannot be predicted based upon our limited operating history.

Compared to certain of our current and potential competitors, we have a relatively short operating history. In addition, the nature of our business has undergone rapid development and change since we began operating it. Accordingly, it is difficult to predict whether we will be successful. Thus, our chances of financial and operational success should be evaluated in light of the risks, uncertainties, expenses, delays and difficulties associated with operating a business in a relatively new and unproven market or a new business in an existing market, many of which may be beyond our control. If we are unable to address these issues, we may not be financially or operationally successful.

We have an accumulated deficit and may incur additional losses.

We incurred substantial losses over the past five fiscal years while operating our business. As of the end of fiscal 2003, we had an accumulated deficit of $177.6 million. We may not obtain an appropriate volume of purchases through our e-commerce platform, generate an appropriate amount of service fee revenue from our existing partners, add an appropriate amount of new partners to generate sufficient revenues or adequately control our expenses in order to achieve profitability. While we expect to be profitable in fiscal 2004, there can be no assurances that we will be able to achieve profitability.

We will continue to incur significant operating expenses and capital expenditures as we:

•	enhance our distribution and order fulfillment capabilities;

•	further improve our order processing systems and capabilities;

•	develop enhanced technologies and features to improve our partners’ e-commerce businesses;

•	enhance our customer contact center capabilities to better serve customers’ needs;

•	improve our marketing, customer relationship management and design capabilities;

•	increase our general and administrative functions to support our growing operations; and

•	continue our business development, sales and marketing activities.

Because we will incur many of these expenses before we receive any revenues from our efforts, our losses will be greater than the losses we would incur or our profits will be less than we would generate if we developed our business more slowly. In addition, we may find that these efforts are more expensive or less productive than we currently anticipate, which could further increase our losses. Also, the timing of these expenses may contribute to fluctuations in our quarterly operating results.

We have recently expanded our operations into new categories. If we do not successfully expand our operations into these new categories, our growth could be limited.

Until fiscal 2001, our business was limited to sporting goods. Today, our operations have expanded into other categories, including consumer electronics, home products, apparel and footwear, beauty products and licensed entertainment merchandise. In order to successfully expand our business into these and other categories, we must develop and maintain relationships with manufacturers and other suppliers in those categories and hire and retain skilled personnel to help manage these areas of our business. Our failure to successfully expand our business into these and other categories could limit our ability to increase revenues and attract new partners.

Our success is tied to the success of the partners for which we operate e-commerce businesses.

Our future success is substantially dependent upon the success of the partners for which we operate e-commerce businesses. If our partners were to have financial difficulties or seek protection from their creditors or if they were to suffer impairment of their brand, or if we are unable to replace our partners or obtain new partners, it could adversely affect our ability to grow our business. The growth of our business could also be adversely affected if our partners’ marketing, brands or retail stores are not successful or if our partners reduce their marketing investment or number of retail stores.

The uncertainty regarding the general economy may reduce our revenues.

Our revenue and rate of growth depends on the continued growth of demand for the products offered by us, and our business is affected by general economic and business conditions. A decrease in demand, whether caused by changes in consumer spending or a weakening of the U.S. economy or the local economies outside of the United States where we also sell products, may result in decreased revenue or growth. Terrorist attacks and armed hostilities create economic and consumer uncertainty that could adversely affect our revenue or growth.

We have an e-commerce agreement with Bluelight.com, a subsidiary of Kmart, pursuant to which we operate the Kmart.com Web site. Even though Kmart and Bluelight emerged from bankruptcy in 2003, we may not realize all of the economic benefits of that agreement.

Kmart, as well as Bluelight.com, operated in bankruptcy from January 2002 until May 2003. In connection with its bankruptcy restructuring plan, Bluelight assumed its e-commerce agreement with us. In March 2003, we and Bluelight modified our agreement to shorten the term, eliminate the last two of eight fixed fee payments required under the agreement and provide for early termination rights for both us and Bluelight. We will, however, continue to receive a percentage of sales through the Bluelight Web site for the services that we provide under this agreement. Bluelight.com may terminate its agreement with us early. If Bluelight.com terminates its agreement with us, we will not realize all of the economic benefits of that agreement.

We enter into contracts with our partners. Some of these partners’ online retail stores account for a significant portion of our revenue. If we do not maintain good working relationships with our partners or perform as required under these agreements, it could adversely affect our business. Additionally, if our partners terminate their contracts with us due to our failure to cure contractual breaches, it could negatively affect our business.

The contracts with our partners establish complex relationships between our partners and us. We spend a significant amount of time and effort to maintain our relationships with our partners and address the issues that from time to time may arise from these complex relationships. For fiscal 2003, sales to customers through one of our partner’s e-commerce businesses accounted for 28% of our revenue, sales through another one of our partner’s e-commerce businesses accounted for 17% of our revenue and sales through our top five partners’ e-commerce businesses accounted for 70% of our revenue. For fiscal 2002, sales to customers through one of our partner’s e-commerce businesses accounted for 20% of our revenue, sales to customers through another one of our partner’s e-commerce businesses accounted for 12% of our revenue, sales to Kmart as well as related service fees accounted for 14% of our revenue, and sales through our top four partners’ e-commerce businesses and sales to Kmart accounted for 56.4% of our revenue. If we do not maintain good working relationships with our partners, our partners could decide not to renew their agreements at the end of the term. Additionally, if we do not perform as required under these agreements, our partners could seek to terminate their agreements prior to the end of the term. This could adversely affect our business, financial condition and results of operations. Moreover, our partners could decide not to renew these contracts for reasons not related to our performance.

Our operating results have and may continue to fluctuate significantly, which may cause the market price of our common stock to be volatile.

Our annual and quarterly operating results have and may continue to fluctuate significantly due to a variety of factors, many of which are outside of our control. Because our operating results may be volatile and difficult to predict, quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance. In some future quarter, our operating results may also fall below our expectations and the expectations of securities analysts and investors which likely will cause the market price of our common stock to decline significantly.

Factors that may cause our operating results to fluctuate or harm our business include but are not limited to the following:

•	our ability to obtain new partners or to retain existing partners;

•	the performance of one or more of our partner’s e-commerce businesses;

•	our ability to obtain new consumers at a reasonable cost or encourage repeat purchases;

•	the number of visitors to or viewers of the businesses on our e-commerce platform operated by us or our ability to convert these visitors and viewers into customers;

•	our ability to offer an appealing mix of products or to sell products that we purchase;

•	our ability to adequately maintain, upgrade and develop our partners’ Web sites or the technology and systems we use to process customers’ orders and payments;

•	the ability of our competitors to offer new or superior e-commerce businesses, services or products;

•	price competition that results in lower profit margins or losses;

•	our inability to obtain or develop specific products or brands or unwillingness of vendors to sell their products to us;

•	unanticipated fluctuations in the amount of consumer spending on various products that we sell, which tend to be discretionary spending items;

•	the cost of advertising and the amount of free shipping promotions we offer;

•	increases in the amount and timing of operating costs and capital expenditures relating to expansion of our operations;

•	our inability to manage our shipping costs on a profitable basis or unexpected increases in shipping costs or delivery times, particularly during the holiday season;

•	technical difficulties, system security breaches, system downtime or Internet slowdowns;

•	seasonality;

•	our inability to manage inventory levels or control inventory shrinkage;

•	our inability to manage distribution operations or provide adequate levels of customer service;

•	an increase in the level of our product returns or our inability to effectively process returns;

•	government regulations related to the Internet or e-commerce which could increase the costs associated with operating our businesses, including requiring the collection of sales tax on all purchases through the e-commerce businesses we operate; and

•	unfavorable economic conditions in general or specific to the Internet, e-commerce or the industries in which we operate, which could reduce demand for the products sold through the businesses operated by us.

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

Due to the nature of our business, it is difficult to predict the seasonal pattern of our sales and the impact of this seasonality on our business and financial results. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel, product distribution and shipment activities and may cause a shortfall in revenues as compared to expenses in a given period.

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

We and our partners must develop and maintain relationships with key manufacturers to obtain a sufficient assortment and quantity of quality merchandise on acceptable commercial terms. If we or our partners are unable to do so, it could adversely affect our business, results of operations and financial condition.

For the categories in which we own inventory, we primarily purchase products from the manufacturers and distributors of the products. For the categories in which we provide e-commerce services to our partners, our partners purchase products from the manufacturers and distributors of products. If we or our partners are unable to develop and maintain relationships with these manufacturers, we or our partners may be unable to obtain or continue to carry a sufficient assortment and quantity of quality merchandise on acceptable commercial terms and our business could be adversely impacted. We do not have written contracts with many manufacturers or distributors. During the fiscal 2003, we purchased 37% of the total amount of inventory we purchased from one manufacturer. In addition, during fiscal 2002, we purchased 20% of the total amount of inventory we purchased from one manufacturer and during fiscal 2001, we purchased 23% and 16% of the total amount of inventory we purchased from two manufacturers. Manufacturers could stop selling products to our partners or us and may ask us or our partners to remove their products or logos from our partners’ Web sites. If our partners or we are unable to obtain products directly from manufacturers, especially popular brand manufacturers, we may not be able to obtain the same or comparable merchandise in a timely manner or on acceptable commercial terms.

We may not be successful in finding, developing and marketing products that consumers of the direct response television campaigns we operate will want to purchase.

For the direct response television campaigns we operate or for which we provide services, our success depends on our ability to find, develop and market products that consumers will want to purchase. We promote these products on our partners’ Web sites as well as through direct response television programming. If we do not select products that consumers want to purchase, this could result in lost opportunities which could reduce sales.

We may be unable to source product for direct response television campaigns on favorable terms. Additionally, we may not be successful in selling the products we source at a profit or at all.

For direct response television campaigns, our financial performance depends on our ability to develop products or acquire the rights to products that will be appealing to consumers. We select products based on management’s retail experience. We may not be successful in finding and sourcing products that consumers will want to purchase. Any failure to meet consumers’ desires could result in lost opportunities and excess inventory which could reduce our revenues. Additionally, we may select products that are not profitable which could result in lower margins.

Capacity constraints or system failures could materially and adversely affect our business, results of operations and financial condition.

Any system failure, including network, telecommunications, software or hardware failure, that causes interruption of the availability of our partners’ e-commerce businesses could result in decreased usage and sales. If these failures are sustained or repeated, they could reduce the attractiveness of our partners’ e-commerce businesses to customers, vendors and advertisers. Our operations are subject to damage or interruption from:

•	fire, flood, earthquake or other natural disasters;

•	power losses, interruptions or brown-outs;

•	Internet, telecommunications or data network failures;

•	physical and electronic break-ins or security breaches;

•	computer viruses;

•	acts of terrorism; and

•	other similar events.

The inherent unpredictability of these events makes it difficult to predict whether the occurrence of any of these events is likely. If any of these events does occur, it could result in interruptions, delays or cessations in service to customers of our partners’ e-commerce businesses.

In addition, we maintain the computers on which we operate our partners’ e-commerce businesses at two facilities of a third-party hosting company. We cannot control the security, maintenance or operation of these facilities, which is also susceptible to similar disasters and problems. Our insurance policies may not adequately compensate us for any losses that we may incur. Any system failure that causes an interruption in our service or a decrease in responsiveness could harm our relationships with our customers, partners and vendors and result in reduced revenues.

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

Third parties may assert that our business or technologies infringe their intellectual property rights. From time to time, we may receive notices from third parties questioning our right to offer certain services or products or to present specific images or logos on our partners’ e-commerce businesses, or stating that we have infringed their patents, trademarks, copyrights or other rights. We may in the future receive claims that we are engaging in unfair competition or other illegal trade practices. We may be unsuccessful in defending against these claims, which could result in substantial damages, fines or other penalties. The resolution of a claim could also require us to change how we do business, redesign our service offering or partners’ e-commerce businesses or enter into burdensome royalty or licensing agreements. These license or royalty agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement. Our insurance coverage may not be adequate to cover every claim that third parties could assert against us. Even unsuccessful claims could result in significant legal fees and other expenses, diversion of management’s time and disruptions in our business. Any of these claims could also harm our reputation.

We rely on our ability to enter into marketing and promotion agreements with online services, search engines, directories and other Web sites to drive traffic to the e-commerce businesses we operate. If we are unable to enter into or properly develop these marketing and promotional agreements, our ability to generate revenue could be adversely affected.

We have entered into marketing and promotion agreements with online services, search engines, directories and other Web sites to provide content, advertising banners and other links that link to our partners’ e-commerce businesses. We expect to rely on these agreements as significant sources of traffic to our partners’ e-commerce businesses and to generate new customers. If we are unable to enter into satisfactory agreements on acceptable terms, our ability to attract new customers could be harmed. Further, many of the parties with which we may have online advertising arrangements could provide advertising services for other marketers of goods. As a result, these parties may be reluctant to enter into or maintain relationships with us. Failure to achieve sufficient traffic or generate sufficient revenue from purchases originating from third parties may result in termination of these types of agreements. Without these relationships, we may not be able to sufficiently increase our market share and revenue.

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

We intend to continue to hire a significant number of skilled personnel. Due to intense competition for these individuals from our competitors and other employers, we may not be able to attract, assimilate or retain highly qualified personnel in the future. Our failure to attract and retain the experienced and highly trained personnel that are integral to our business may limit our growth.

We may not be able to compete successfully against current and future competitors, which could harm our margins and our business.

E-commerce and the provision of e-commerce services are constantly evolving and are extremely competitive. Increased competition could result in fewer successful outsourced opportunities, price reductions, reduced gross margins and loss of market share, any of which could seriously harm our business, financial condition and results of operations. We primarily compete with companies who can offer a full range of e-commerce services similar to the services we provide through our e-commerce platform, such as Amazon.com, Digital River, Foot Locker (principally in the sporting goods category) and ValueVision. We also compete with companies that can provide some of the components similar to those that we offer through our e-commerce platform, including Web site developers, third-party consultants and third-party fulfillment and customer service providers. We also compete with companies that may choose to develop and operate their e-commerce businesses in-house and the online and offline businesses of a variety of retailers and manufacturers.

We also compete with companies that may choose to develop and operate their e-commerce business in house and the online and offline businesses of a variety of retailers and manufacturers.

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

Our success depends, in part, upon our ability and our partners’ ability to anticipate and respond to consumer trends with respect to products sold through the e-commerce businesses we operate. Consumers’ tastes are subject to frequent and significant changes. In order to be successful, our partners and we must accurately predict consumers’ tastes and avoid overstocking or understocking products. If we fail to identify and respond to changes in merchandising and consumer preferences, our sales could suffer and we could be required to mark down unsold inventory. If our partners fail to identify and respond to changes in merchandising and customer preferences, our sales could suffer. This would depress our profit margins. In addition, any failure to keep pace with changes in consumers’ tastes could result in lost opportunities which could reduce sales.

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

We sell products manufactured by third parties, some of which may be defective. We also sell some products that are manufactured by third parties for us. If any product that we sell were to cause physical injury or injury to property, the injured party or parties could bring claims against us as the retailer of the product. Our insurance coverage may not be adequate to cover every claim that could be asserted. Similarly, we could be subject to claims that customers of our partners’ e-commerce businesses were harmed due to their reliance on our product information, product selection guides, advice or instructions. If a successful claim were brought against us in excess of our insurance coverage, it could adversely affect our business. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our business.

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

If we are presented with appropriate opportunities, we may make investments in complementary companies, products or technologies or we may purchase other companies. We may not realize the anticipated benefits of any investment or acquisition. We may not be able to successfully assimilate the additional personnel, operations, acquired technology or products or services into our business. Any acquisition may further strain our existing financial and managerial controls and reporting systems and procedures. If we do not successfully integrate any acquired business, the expenditures on integration efforts will reduce our cash position without us being able to realize the expected benefits of the merger. In addition, key personnel of an acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Further, the physical expansion in facilities that would occur as a result of any acquisition may result in disruptions that could seriously impair our business. Finally, we may have to incur debt or issue additional equity securities to pay for other acquisitions or investments, the issuance of which could be dilutive to our stockholders.

The consideration we received in exchange for the sale of certain assets related to Ashford.com, Inc. may be subject to a number of risks.

In connection with the sale of certain assets of Ashford.com to Odimo Acquisition Corp., we received equity securities and an earn out that is dependent on Odimo’s consolidated earnings. Fluctuations in the value of these securities and Odimo’s performance will affect our actual realization of the amounts we expect to receive from this sale. Further, as an observable market price does not exist for equity securities of Odimo as it is a private company, our estimates of fair value of such securities are more subjective than for the securities of public companies. We also received a $4.5 million, five-year subordinated secured promissory note from Odimo in connection with this sale which, as of the date of sale, had a fair value of approximately $4.0 million. There is no guarantee that Odimo will be able to repay this note in full or at all. If Odimo does not pay this note in full, we will realize less than what we expected from this sale.

There are certain risks as a result of litigation pending or threatened against Ashford.com at the time of the acquisition and with respect to which Ashford.com may be liable.

While we sold certain assets of Ashford.com in December 2002, Ashford.com continues to be a party to certain litigation that was commenced prior to our acquisition of Ashford.com in March 2002. Since July 11, 2001, several stockholder class action complaints have been filed in the United States District Court of the Southern District of New York against Ashford.com, several of Ashford.com’s officers and directors, and various underwriters of Ashford.com’s initial public offering. The purported class actions have all been brought on behalf of purchasers of Ashford.com common stock during various periods beginning on September 22, 1999, the date of Ashford.com’s initial public offering. The plaintiffs allege that Ashford.com’s prospectus, included in Ashford.com’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, certain fees and commissions collected by the underwriters or arrangements designed to inflate the price of the common stock. The plaintiffs further allege that because of these purchases, Ashford.com’s post-initial public offering stock price was artificially inflated. As a result of the alleged omissions in the prospectus and the purported inflation of the stock price, the plaintiffs claim violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. The complaints have been consolidated into a single action, and the consolidated cases against Ashford.com have been consolidated with similarly consolidated cases filed against 308 other issuer defendants for the purposes of pretrial proceedings. The claims against Ashford.com’s officers and directors were dismissed in exchange for tolling agreements which permit the refiling of claims against officers and directors at a later date. A motion to dismiss filed on behalf of all issuer defendants, including Ashford.com, was denied in all aspects relevant to Ashford.com on February 19, 2003. Ashford.com and its insurers have entered into a memorandum of understanding regarding terms for settlement of this suit. Under the settlement, plaintiffs’ claims against Ashford.com and other issuers will be dismissed in exchange for certain consideration from the issuers’ insurers and for the issuers’ assignment to plaintiffs of certain potential claims against the underwriters of the relevant initial public offerings. Formal documentation of the settlement contemplated by the memorandum of understanding is currently in progress. In the event that a settlement is not finalized, we believe that Ashford.com has defenses against these actions.

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

We believe that the current globalization of the economy requires businesses to consider pursuing international expansion. We recently began shipping certain products to Canada. In the future, we may expand into other international markets. International sales are subject to inherent risks and challenges that could adversely affect our profitability, including:

•	the need to develop new supplier and manufacturer relationships, particularly because major manufacturers may require that our international operations deal with local distributors;

•	unexpected changes in international regulatory requirements and tariffs;

•	difficulties in staffing and managing foreign operations;

•	greater difficulty in accounts receivable collection;

•	potential adverse tax consequences;

•	uncertain political and economic climates;

•	price controls or other restrictions on foreign currency; and

•	difficulties in obtaining export and import licenses and compliance with applicable export controls.

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

Our future success is substantially dependent upon continued growth in the use of the Internet. The number of users and advertisers on the Internet may not increase and commerce over the Internet may not continue to grow for a number of reasons, including:

•	actual or perceived lack of security of information or privacy protection;

•	lack of access and ease of use;

•	congestion of traffic on the Internet;

•	inconsistent quality of service and lack of availability of cost-effective, high-speed service;

•	possible disruptions, computer viruses or other damage to the Internet servers or to users’ computers;

•	excessive governmental regulation;

•	uncertainty regarding intellectual property ownership;

•	lack of high-speed modems and other communications equipment; and

•	increases in the cost of accessing the Internet.

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

If the costs associated with the changing technology of the Internet prevents us from enhancing our e-commerce platform, those businesses could become less effective, which would reduce our competitive advantage and put our ability to attract and retain customers at risk. Therefore, the potential negative impact of these businesses becoming less effective would affect us to a greater extent than it would affect a company that has other significant channels for the sale or distribution of its products.

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

In order for e-commerce to develop successfully, we and other market participants must be able to transmit confidential information securely over public networks. Third parties may have the technology or know-how to breach the security of customer transaction data and store confidential information on our own servers. Any breach could cause customers to lose confidence in the security of our partners’ e-commerce businesses and choose not to purchase from those businesses. If someone is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt the operation of our partners’ e-commerce businesses. Concerns about the security and privacy of transactions over the Internet could inhibit the growth of the Internet and e-commerce. Our security measures may not effectively prohibit others from obtaining improper access to the information on our partners’ e-commerce businesses. Any security breach could expose us to risks of loss, litigation and liability and could seriously disrupt our operations.

We need to continuously acquire and effectively use entertainment space to market and sell our direct response television campaign products.

We generally enter into agreements with entertainment companies, branded manufacturers and other sellers of products to run their e-commerce businesses, including some of their direct response television campaigns. In those agreements, the entertainment companies, branded manufacturers and other sellers of products generally agree to certain marketing, advertising and air-time commitments for the promotion of products sold through their e-commerce businesses, including direct response television and online retail stores. Air-time is very valuable and is essential for the success of direct response television campaigns. If we are unable to negotiate favorable marketing, advertising and air-time commitments in our agreements with our partners or if our partners do not fulfill their commitments, the amount of products we could sell likely would be lower which would cause our revenues to be lower.

Credit card fraud and other fraud could adversely affect our business.

We do not carry insurance against the risk of credit card fraud and other fraud, so the failure to adequately control fraudulent transactions could increase our general and administrative expenses. With respect to credit card fraud, we have put in place technology and processes to help us detect the fraudulent use of credit card information. With respect to other fraud, such as fraud related to checks and installment sales, we use third-party service providers to help us detect fraud. To date, we have not suffered material losses due to fraud. However, we may in the future suffer losses as a result of orders placed with fraudulent credit card data even though the associated financial institution or third-party service provider approved payment of the orders. Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. With respect to checks and installment sales, generally we are liable for fraudulent transactions.

If one or more states successfully assert that we should collect sales or other taxes on the sale of our merchandise, our business could be harmed.

We currently only collect sales or other similar taxes for goods sold by us and shipped into certain states. One or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us or our partners and other out-of-state companies that engage in e-commerce. Recently, certain large retailers, such as Wal-Mart, Target and Toys “R” Us, expanded their collection of sales tax on purchases made through affiliated Web sites. Our business could be adversely affected if one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of merchandise through the e-commerce businesses we operate.

In September 2003, we learned that we, along with several of our partners, were named in an action in the Circuit Court of Cook County, Illinois, by a private litigant who is alleging that we, along with certain of our partners, wrongfully failed to collect and remit sales and use taxes for sales of personal property to customers in Illinois and knowingly created records and statements falsely stating we were not required to collect or remit such taxes. The complaint seeks injunctive relief, unpaid taxes, interest, attorneys’ fees, civil penalties of up to $10,000 per violation, and treble damages under the Illinois Whistleblower Reward and Protection Act. We are aware that this same private litigant has filed similar actions against retailers in other states, and it may be possible that we and/or partners may have been or may be named in similar cases in other states. We do not believe that we are liable under existing laws and regulations for any failure to collect sales or other taxes relating to internet sales and intend to vigorously defend ourselves in this matter. However, we may incur substantial expenses in defending against this claim. In the event of a determination adverse to us, we may incur substantial monetary liability, and be required to change our business practices, either of which could have a material adverse effect on our business, financial position or results of operations.

Existing or future government regulation could harm our business.

We are subject to the same federal, state and local laws as other companies conducting e-commerce businesses. Due to the increasing growth and popularity of the Internet and e-commerce, many laws and regulations relating to these businesses, particularly the Internet, are proposed and considered at the federal, state and local levels. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our business. For example, United States and foreign laws regulate our ability to use customer information and to develop, buy and sell mailing lists. Many of these laws may not contemplate or address the unique issues raised by the Internet or e-commerce. Some laws that do contemplate or address those unique issues, such as the Digital Millennium Copyright Act and the CAN-SPAM Act of 2003, are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. These current and future laws and regulations could reduce our ability to operate efficiently.

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

As of March 3, 2004, Michael G. Rubin, our Chairman, President and Chief Executive Officer, beneficially owned 19.1%, funds affiliated with SOFTBANK Holdings Inc., or SOFTBANK, beneficially owned 21.2% and Interactive Technology Holdings, LLC, or ITH, a joint venture company of Comcast Corporation and QVC, Inc., beneficially owned 26.8% of our outstanding common stock, including currently exercisable warrants and options to purchase common stock. Should they decide to act together, any two of Mr. Rubin, SOFTBANK and ITH would be in a position to exercise effective control, and all three would be in a position to exercise complete control, over most matters requiring stockholder approval, including the election or removal of directors, approval of significant corporate transactions and the ability generally to direct our affairs. Furthermore, the stock purchase agreements pursuant to which SOFTBANK and ITH acquired their shares of our common stock provide that SOFTBANK and ITH each have the right to designate up to two members of our board of directors. This concentration of ownership and SOFTBANK’s and ITH’s right to designate members to our board of directors may have the effect of delaying or preventing a change in control of us, including transactions in which stockholders might otherwise receive a premium over current market prices for their shares.

It may be difficult for a third-party to acquire us and this could depress our stock price.

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

Our principal executive offices are located in a 56,000 square-foot facility purchased by us in August 1999 and located in King of Prussia, Pennsylvania. We provide our fulfillment operations from a 470,000 square-foot facility purchased by us in April 2002 and located in Louisville, Kentucky. We own both our King of Prussia offices and our Louisville fulfillment center free of any debt. We provide customer service from an 82,000 square-foot customer contact center leased by us and located in Melbourne, FL.

We are currently looking for new office space for our corporate headquarters in Pennsylvania that will provide us with more space than we have in our current office. On March 16, 2004, we entered into an agreement to purchase a new corporate headquarters in King of Prussia, Pennsylvania. We expect to close on the purchase in early May 2004 and will be required to complete improvements on the building in order to occupy it. We have a thirty day period beginning on the signing date to investigate the property and may elect to terminate this agreement for any reason prior to the end of such thirty day period without any penalty or further obligation. For additional information, see Note 21 to our consolidated financial statements included in this Annual Report on Form 10-K. In connection with acquiring a new corporate headquarters, we are seeking a buyer for our Pennsylvania facility. We believe that our other properties are adequate for our present needs and that suitable additional or replacement space will be available as required.

ITEM 3:	LEGAL PROCEEDINGS.

We are involved in various litigation incidental to our current and discontinued businesses, including alleged infringement of intellectual property rights of third parties, contractual claims and claims relating to the manner in which goods are sold through our e-commerce platform.

While we sold certain assets of Ashford.com in December 2002, Ashford.com continues to be a party to certain litigation that was commenced prior to our acquisition of Ashford.com in March 2002. Since July 11, 2001, several stockholder class action complaints have been filed in the United States District Court of the Southern District of New York against Ashford.com, several of Ashford.com’s officers and directors, and various underwriters of Ashford.com’s initial public offering. The purported class actions have all been brought on behalf of purchasers of Ashford.com common stock during various periods beginning on September 22, 1999, the date of Ashford.com’s initial public offering. The plaintiffs allege that Ashford.com’s prospectus, included in Ashford.com’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, certain fees and commissions collected by the underwriters or arrangements designed to inflate the price of the common stock. The plaintiffs further allege that because of these purchases, Ashford.com’s post-initial public offering stock price was artificially inflated. As a result of the alleged omissions in the prospectus and the purported inflation of the stock price, the plaintiffs claim violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. The complaints have been consolidated into a single action, and the consolidated cases against Ashford.com have been consolidated with similarly consolidated cases filed against 308 other issuer defendants for the purposes of pretrial proceedings. The claims against Ashford.com’s officers and directors were dismissed in exchange for tolling agreements which permit the refiling of claims against officers and directors at a later date. A motion to dismiss filed on behalf of all issuer defendants, including Ashford.com, was denied in all aspects relevant to Ashford.com on February 19, 2003. Ashford.com and its insurers have entered into a memorandum of understanding regarding terms for settlement of this suit. Under the settlement, plaintiffs’ claims against Ashford.com and other issuers will be dismissed in exchange for certain consideration from the issuers’ insurers and for the issuers’ assignment to plaintiffs of certain potential claims against the underwriters of the relevant initial public offerings. Formal documentation of the settlement contemplated by the memorandum of understanding is currently in progress. In the event that a settlement is not finalized, we believe that Ashford.com has defenses against these actions.

In September 2003, we learned that we, along with several of our partners, were named in an action in the Circuit Court of Cook County, Illinois, by a private litigant who is alleging that we, along with certain of our partners, wrongfully failed to collect and remit sales and use taxes for sales of personal property to customers in Illinois and knowingly created records and statements falsely stating we were not required to collect or remit such taxes. The complaint seeks injunctive relief, unpaid taxes, interest, attorneys’ fees, civil penalties of up to $10,000 per violation, and treble damages under the Illinois Whistleblower Reward and Protection Act. We are aware that this same private litigant has filed similar actions against retailers in other states, and it may be possible that we and/or partners may have been or may be named in similar cases in other states. We do not believe that we are liable under existing laws and regulations for any failure to collect sales or other taxes relating to internet sales and intend to vigorously defend ourselves in this matter.

We do not believe, based on current knowledge, that any of the foregoing claims are likely to have a material adverse effect on our business, financial position or results of operations. However, we may incur substantial expenses and devote substantial time to defend third-party claims whether or not such claims are meritorious. In the event of a determination adverse to us, we may incur substantial monetary liability, and may be required to implement expensive changes in our business practices or enter into costly royalty or licensing agreements. Any of these could have a material adverse effect on our business, financial position or results of operations.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our stockholders during the fiscal quarter ended January 3, 2004.

ITEM 4.1:    EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth information regarding each of our executive officers:

Name	Age(1)	Title
Michael G. Rubin	31	Chairman, President and Chief Executive Officer
Jordan M. Copland	41	Executive Vice President and Chief Financial Officer
Robert W. Liewald	55	Executive Vice President, Merchandising
Arthur H. Miller	50	Executive Vice President and General Counsel
Mark Reese	41	Executive Vice President and Chief Operating Officer
Michael R. Conn	33	Senior Vice President, Business Development
Steven C. Davis	33	Senior Vice President, Marketing(2)
Joseph N. Seibert	44	Senior Vice President and Chief Information Officer
Damon Mintzer	38	President and Chief Operating Officer of Global-QVC Solutions, Inc.

(1)	As of March 1, 2004
(2)	Until February 2, 2004.

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

Steven C. Davis served as our Senior Vice President, Marketing from January 2000 until February 2004. From June 1996 to January 2000, Mr. Davis held a number of management positions at Just for Feet, Inc., a specialty sporting goods retailer based in Birmingham, Alabama. Most recently, Mr. Davis was Vice President of Marketing and previously he served as Director of Marketing and Director of Special Projects. Effective February 2, 2004, our Board of Directors accepted the resignation of Mr. Davis as an employee and executive officer of GSI. On February 2, 2004, the Department of Justice announced that Mr. Davis agreed to plead guilty to making false statements in connection with the federal government’s investigation of Just for Feet. Mr. Davis is currently assisting us in a consulting capacity during a transition period of up to one year.

Joseph N. Seibert has served as our Senior Vice President and Chief Information Officer since February 2003. From May 2002 until January 2003, Mr. Seibert served as a consultant to the Chief Information Officer of Bertelsmann AG, an entertainment company. From March 2000 until May 2002, Mr. Seibert served as Vice President and Chief Information Officer for Viacom, Inc., a leading global entertainment company. From 1993 until 2000, Mr. Seibert held a variety of positions within CBS, Inc. including Chief Information Officer from 1998 until 2000.

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

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price of and Dividends on Common Stock

The following table sets forth the high and low bid information of our common stock as reported on the Nasdaq National Market under the symbol “GSIC”. The prices shown do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

As of March 1, 2004, we had approximately 1,964 stockholders of record. The closing share price for our common stock on March 1, 2004, as reported on the Nasdaq National Market, was $9.32.

	Prices
	High	Low
Fiscal 2002
First Quarter	$23.00	$12.64
Second Quarter	$17.18	$6.67
Third Quarter	$6.99	$4.76
Fourth Quarter	$5.69	$3.17
Fiscal 2003
First Quarter	$3.99	$1.55
Second Quarter	$7.87	$1.65
Third Quarter	$12.53	$5.80
Fourth Quarter	$13.05	$7.60

We have never declared or paid a cash dividend on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, do not anticipate declaring or paying any cash dividends on our common stock for the foreseeable future.

We made no repurchases of our common stock during the fourth quarter of fiscal 2003.

Information about securities authorized for issuance under our equity compensation plans appears in Part III, Item 12 of this Annual Report on Form 10-K.

ITEM 6:	SELECTED FINANCIAL DATA.

The following tables present portions of our financial statements and are not complete. You should read the following selected consolidated financial data together with our consolidated financial statements and related notes to our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected statement of operations data for the years ended December 29, 2001, December 28, 2002 and January 3, 2004 and the balance sheet data as of December 28, 2002 and January 3, 2004 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of operations data for the years ended January 1, 2000 and December 30, 2000 and the balance sheet data as of January 1, 2000, December 30, 2000 and December 29, 2001 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

On April 20, 1999, we formalized a plan to sell our historic branded athletic footwear and our off-price athletic footwear and apparel and action sports divisions in order to focus exclusively on our e-commerce business. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of those divisions have been segregated from that of continuing operations and are presented as discontinued operations. The following selected consolidated financial data has been reclassified to reflect this presentation.

	Fiscal Year Ended
	January 1, 2000	December 30, 2000	December 29, 2001	December 28, 2002	January 3, 2004
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
Net revenues from product sales	$5,511	$41,808	$98,325	$154,819	$216,510
Service fee revenues	—	1,000	4,285	17,819	25,409

Net revenues	5,511	42,808	102,610	172,638	241,919
Cost of revenues from product sales	3,817	29,567	67,586	114,258	154,731

Gross profit	1,694	13,241	35,024	58,380	87,188

Operating expenses:
Sales and marketing, exclusive of $192, $1,486, $847, $532 and $1,527 reported below as stock-based compensation, respectively	11,609	37,730	32,390	49,757	58,226
Product development, exclusive of $20, $0, $461, $(44) and $42 reported below as stock-based compensation, respectively	6,933	7,292	8,590	12,933	15,414
General and administrative, exclusive of $2,443, $3,497, $8,974, $(87) and $366 reported below as stock-based compensation, respectively	8,914	8,730	10,638	14,971	13,392
Restructuring costs related to Ashford.com.	—	—	—	1,680	74
Net loss on sale of Ashford.com assets.	—	—	—	2,566	—
Stock-based compensation	2,655	4,983	10,282	401	1,935
Depreciation and amortization	728	8,074	6,662	10,509	11,386

Total operating expenses	30,839	66,809	68,562	92,817	100,427

Other (income) expense:
Other income	(2)	—	(502)	—	—
Interest expense	313	407	608	749	—
Interest income	(774)	(1,815)	(3,049)	(1,377)	(1,177)

Total other (income) expense	(463)	(1,408)	(2,943)	(628)	(1,177)

Loss from continuing operations before income taxes	(28,682)	(52,160)	(30,595)	(33,809)	(12,062)
Benefit from income taxes	2,222	—	—	—	—

Loss from continuing operations	(26,460)	(52,160)	(30,595)	(33,809)	(12,062)
Discontinued operations:
Income from discontinued operations	550	—	—	—	—
Loss on disposition of discontinued operations	(17,337)	(5,850)	—	—	—

Net loss	$(43,247)	$(58,010)	$(30,595)	$(33,809)	$(12,062)

Earnings (losses) per share—basic and diluted:
Loss from continuing operations	$(1.78)	$(2.37)	$(0.90)	$(0.88)	$(0.30)
Income from discontinued operations	.04	—	—	—	—
Loss on disposition of discontinued operations	(1.17)	(0.27)	—	—	—

Net loss	$(2.91)	$(2.64)	$(0.90)	$(0.88)	$(0.30)

Weighted average common shares outstanding:
Basic and diluted	14,874	22,028	34,033	38,566	39,638

Number of common shares outstanding	18,475	31,925	37,673	38,784	40,780

BALANCE SHEET DATA:
Net assets of discontinued operations	$18,381	$—	$—	$—	$—
Total assets	82,736	160,173	190,765	187,573	175,583
Total long-term debt	2,040	5,750	5,208	—	—
Working capital	40,557	80,805	93,702	39,035	35,290
Stockholders’ equity .	59,309	116,300	146,267	120,523	110,370

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All statements made in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “plan”, “will”, “would”, “should”, “guidance”, “potential”, “continue”, “project”, “forecast”, “confident”, “prospects”, and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industries and markets in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, consumer spending, the financial markets and the industries in which we and our partners operate, changes affecting the Internet, our ability to develop and maintain relationships with strategic partners and suppliers, our ability to timely and successfully develop, maintain and protect our technology and product and service offerings and execute operationally, our ability to attract and retain qualified personnel, our ability to successfully integrate our acquisitions of other businesses, if any, and the performance of acquired businesses. More information about potential factors that could affect us are described in Item 1 of this Annual Report on Form 10-K under the heading of “Risk Factors”. We expressly disclaim any intent or obligation to update these forward-looking statements, except as otherwise specifically stated by us.

Overview and Executive Summary

•	We provide an e-commerce platform that enables retailers, branded manufacturers, entertainment companies and professional sports organizations to operate e-commerce businesses. Our e-commerce platform includes Web site design, e-commerce technology, managed hosting, order fulfillment, customer service, merchandising and order management, online merchandising, customer relationship management, content development and online marketing. We currently derive virtually all of our revenues from the sale of goods through our partners’ e-commerce businesses, toll-free telephone number sales, bulk sales, business-to-business and group sales and related outbound shipping charges, net of allowances for returns and discounts. We also derive revenue from fixed and variable fees earned in connection with the development and operation of partners’ e-commerce businesses and the provision of marketing and other services.

•	Our revenue growth from fiscal 2002 to fiscal 2003 was due to the addition of new partners in fiscal 2003, increases in sales from partners’ e-commerce businesses that we operated for the entirety of both periods and increases in sales from partners’ e-commerce businesses that were operated for part of fiscal 2002 and all of fiscal 2003, offset, in part, by a decrease in revenue from Ashford.com’s business which we no longer operate. We expect that the new partners added during fiscal 2003 will have a greater impact on net revenues in fiscal 2004 than new partners did in fiscal 2003, as we will operate the businesses of these partners on our e-commerce platform for the entirety of fiscal 2004. We also expect that we will add more service fee-based partners in fiscal 2004 than GSI-owned inventory model partners.

•	We experienced significant improvement in the area of operating expenses in fiscal 2003, due to our continued expense control efforts and the cessation of the operations of Ashford.com. For fiscal 2003, operating expenses increased $7.6 million from $92.8 million in fiscal 2002 to $100.4 million in fiscal 2003, but decreased by over 1,200 basis points as a percentage of net revenues from 53.8% in fiscal 2002 to 41.5% in fiscal 2003. Operating expenses for fiscal 2002 included $4.6 million in charges related to the restructuring costs and net loss on the sale of assets of the Ashford.com business.

•

We expect to achieve profitability in fiscal 2004. For fiscal 2003, we reported a net loss of $12.1 million or $0.30 per share, based on 39.6 million weighted average shares outstanding. This compares to a net loss of $33.8 million or $0.88 per share for fiscal 2002, based on 38.6 million weighted average shares outstanding. We expect to realize net income in fiscal 2004 based on continued revenue growth and related increased gross profit, increased variable cost efficiencies and slower than historical growth of our fixed costs.

•	We compete in the market for outsourced solutions for the development and operation of e-commerce businesses. Over the past four years, a number of competitors have exited the market, but competition remains intense. We believe that we deliver a unique and compelling value proposition as we provide expertise and infrastructure that enable our partners to grow their e-commerce businesses and to use their e-commerce businesses as a tool to complement and enhance their offline businesses. We believe that our differentiated offering has allowed us to compete successfully. We are relying on our differentiated offering for the acquisition of new partners in the future.

Results of Operations

Comparison of Fiscal 2002 and 2003

The following table sets forth the dollar amount and percentage of net revenues for certain line items of our statements of operations for fiscal 2002 and fiscal 2003 and the dollar and percentage change in these line items from fiscal 2002 to fiscal 2003.

	Fiscal 2002		Fiscal 2003		Fiscal 2003 vs Fiscal 2002
	$	%	$	%	$ Change	% Change
	(dollars in millions)
Net revenues from product sales	$154.8	89.7%	$216.5	89.5%	$61.7	39.9%
Service fee revenues	17.8	10.3%	25.4	10.5%	7.6	42.7%

Net revenues	172.6	100%	241.9	100%	69.3	40.2%
Cost of revenues from product sales	114.3	66.2%	154.7	64.0%	40.4	35.3%
Gross profit	58.4	33.8%	87.2	36.0%	28.8	49.3%
Sales and marketing expenses	49.8	28.9%	58.2	24.1%	8.4	16.9%
Product development expenses	12.9	7.5%	15.4	6.4%	2.5	19.4%
General and administrative expenses	15.0	8.7%	13.4	5.5%	(1.6)	-10.7%
Restructuring costs related to Ashford.com.	1.7	1.0%	0.1	0.0%	(1.6)	-94.1%
Net loss on sale of Ashford.com assets.	2.6	1.5%	—	0.0%	(2.6)	-100.0%
Stock-based compensation expense.	0.4	0.2%	1.9	0.8%	1.5	375.0%
Depreciation and amortization expenses	10.5	6.1%	11.4	4.7%	0.9	8.6%
Interest expense	0.7	0.4%	—	0.0%	(0.7)	-100.0%
Interest income	(1.4)	-0.8%	(1.2)	-0.5%	(0.2)	-14.3%
Net loss	(33.8)	-19.6%	(12.1)	-5.0%	21.7	64.2%

Net Revenues from Product Sales

Net revenues from product sales are derived from the sale of goods through our partners’ e-commerce businesses, toll-free telephone number sales, bulk sales, business-to-business and group sales and related outbound shipping charges, net of allowances for returns and discounts. Net revenues from product sales include the revenues of Ashford.com, Inc. from March 14, 2002, the date our acquisition of Ashford.com was completed.

The following table provides information about our net revenues from product sales by category for fiscal 2002 and fiscal 2003:

			Fiscal 2003 vs Fiscal 2002
	Fiscal 2002	Fiscal 2003	$ Change	% Change
	(dollars in thousands)
Net revenues from product sales:
Category:
Sporting goods	$96,669	$128,360	$31,691	33%
Ashford.com	21,617	1,034	(20,583)	-95%
Other	36,533	87,116	50,583	138%

Total net revenues from product sales	$154,819	$216,510	$61,691	40%

Net revenues from product sales increased $61.7 million, of which $31.7 million was due to an increase in sales in the sporting goods category and $50.6 million was due to an increase in sales in our other product categories, which include consumer electronics, general merchandise and licensed entertainment products, offset, in part, by a $20.6 million decrease in sales from our Ashford.com operations which we ceased during fiscal 2002. The increases in the sporting goods and other categories were due to the addition of new partners in fiscal 2003, increases in sales from partners’ e-commerce businesses that were operated for the entirety of both periods and increases in sales from partners’ e-commerce businesses that were operated for part of fiscal 2002 and all of fiscal 2003. Net revenues from product sales for fiscal 2002 and fiscal 2003 included $15.3 million and $23.6 million in shipping revenue, respectively.

Service Fee Revenues

Service fee revenues are derived from fixed and variable fees earned in connection with the development and operation of our partners’ e-commerce businesses and the provision of marketing and other services. Cost of service fee revenues includes the cost of products sold and inbound freight related to those products, as well as outbound shipping and handling costs, other than those related to promotional free shipping and subsidized shipping and handling which would be included in sales and marketing expense. We do not specifically record “Cost of service fee revenues” as these costs are incurred by our fee-based partners rather than by us. Operating expenses relating to service fee revenues consist primarily of personnel and other costs associated with our engineering, production and creative departments which are included in product development expense, as well as fulfillment costs and personnel and other costs associated with our marketing and customer service departments which are included in sales and marketing expense.

Service fee revenues increased $7.6 million primarily due to a $9.1 increase in fixed and variable service fees from partners for which we provided services. This increase was due primarily to the launch of new fee-based partners in the second half of fiscal 2003, offset, in part, by a $1.5 million decrease related to fixed service fees earned from services completed in fiscal 2002.

Net Revenues

We expect net revenues, which include net revenues from product sales and service fee revenues, to increase between $48.0 million and $63.0 million compared to fiscal 2003. We expect that service fee revenues will grow at a significantly higher rate in fiscal 2004 than in fiscal 2003 because we will operate for the entirety of fiscal 2004 a number of partners’ e-commerce businesses that were launched in fiscal 2003. We expect that net revenues from product sales will grow more slowly in fiscal 2004 than in fiscal 2003.

Cost of Revenues from Product Sales

Cost of revenues from product sales includes the cost of products sold and inbound freight related to those products, as well as outbound shipping and handling costs, other than those related to promotional free shipping and subsidized shipping and handling which are included in sales and marketing expense.

As a percentage of net revenues from product sales, cost of revenues from product sales was 73.8% and 71.5% for fiscal 2002 and fiscal 2003, respectively. This decrease was due primarily to lower product costs in the sporting goods category in fiscal 2003, a $1.2 million charge in fiscal 2002 for inventory write downs as a result of the Ashford.com restructuring and the closure of our Kentucky retail store and lower margins associated with a $2.5 million bulk sale which occurred in fiscal 2002, offset, in part, by sales in the consumer electronics category, which have lower margins and which increased as a percentage of total product sales in fiscal 2003 compared to fiscal 2002. We anticipate that cost of revenues from product sales for fiscal 2004 as a percentage of net revenues from product sales will be approximately the same as fiscal 2003.

Gross Profit

The increase in gross profit dollars for fiscal 2003 compared to fiscal 2002 was due primarily to a $61.7 million increase in net revenues from product sales in fiscal 2003. The increase in gross profit percentage for fiscal 2003 compared to fiscal 2002 was due primarily to higher margins on sales in the sporting goods category in fiscal 2003, the increase in service fee revenues in fiscal 2003, inventory write downs in fiscal 2002 related to the Ashford.com restructuring and the closure of our Kentucky retail store and lower margins associated with a bulk sale in fiscal 2002, offset, in part, by increased sales in the consumer electronics category in fiscal 2003. We believe that gross profit as a percentage of net revenues will increase by a few percentage points in fiscal 2004 because service fee revenues, which have 100% gross profit margin, will represent a larger percentage of total net revenues.

Sales and Marketing Expenses

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

Sales and marketing expenses increased $8.4 million primarily due to a $4.8 million increase in partner revenue share charges, a $3.1 million increase in personnel and related costs attributable to our fulfillment operations, which was primarily due to high processing volume in our fulfillment center, and a $2.0 million increase in credit card fees, offset, in part, by a $1.4 million decrease in subsidized shipping and handling costs. The increases in partner revenue share charges and credit card fees were due principally to increased sales volume in fiscal 2003. We expect that sales and marketing expenses for fiscal 2004 will show a slight improvement as a percentage of net revenues.

Product Development Expenses

Product development expenses consist primarily of expenses associated with planning, maintaining and operating our partners’ e-commerce businesses and payroll and related expenses for engineering, production, creative and management information systems.

Product development expenses increased $2.5 million primarily due to a $2.7 million increase in personnel and related costs, a $383,000 increase in web hosting costs due to the increased number of e-commerce businesses that we operated and maintained and a $273,000 increase in costs related to our use of temporary technical professionals, offset, in part, by a $342,000 decrease in communication and bandwidth costs, a $175,000 decrease related to the closing of our West Coast technology services office in the second quarter of fiscal 2002 and a $175,000 decrease in equipment and software maintenance costs. We expect that product development expenses for fiscal 2004 will increase between $6.0 million and $8.0 million compared to fiscal 2003, due principally to increases in personnel and related costs as we continue to invest in technology personnel, which we believe is critical to our ability to effectively launch new partners, deliver enhanced functionality for our partners’ e-commerce businesses and continue to improve the capacity, stability and security of the technology solution we provide to our partners.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll and related expenses for executive, finance, human resources, legal and administrative personnel, as well as bad debt expense and occupancy costs for our headquarters and other offices.

General and administrative expenses decreased $1.6 million primarily due to a $2.4 million decrease in bad debt expense and chargebacks related to lower direct response television sales for fiscal 2003 and the higher bad debt rate on such sales, a lower bad debt rate for sales through our partners’ e-commerce businesses and a $366,000 decrease in non-income taxes related primarily to Ashford.com, offset, in part, by a $1.3 million increase in personnel and related costs. The lower bad debt rate for sales through our partners’ e-commerce businesses was the result of order processing tools and credit card fraud verification initiatives that we implemented during fiscal 2003. We expect that general and administrative expenses for fiscal 2004 will remain relatively consistent as a percentage of net revenues.

Restructuring Costs Related to Ashford.com

Restructuring costs related to Ashford.com consist of charges attributable to the cessation of the operations of Ashford.com, including termination benefits, contractual obligations, asset impairments and other restructuring costs.

In conjunction with the sale of certain assets of Ashford.com, we also announced and implemented our plan to cease the operations of Ashford.com, which accounted for approximately $21.6 million and $1.0 million of our net revenues in fiscal 2002 and fiscal 2003, respectively. This plan involved the liquidation of Ashford.com’s remaining inventory, the closure of its Houston, Texas fulfillment center and offices and the termination of 71 employees. This plan was substantially completed in January 2003. As of the end of fiscal 2003, 71 employees had been terminated and actual termination benefits paid were $417,000.

Costs related to ongoing operations were not included in restructuring costs related to Ashford.com. In accordance with Emerging Issues Task Force, or EITF Issue No. 96-9, “Classification of Inventory Markdowns and Other Costs Associated with a Restructuring,” all inventory adjustments that resulted from the cessation of operations of Ashford.com were included in cost of revenues from product sales and were recorded in December 2002. As of the end of fiscal 2002, inventory write downs resulting from the restructuring totaled $1.2 million. No additional inventory write downs from the restructuring were recorded during fiscal 2003.

For fiscal 2002 and fiscal 2003, restructuring costs related to Ashford.com were as follows:

	Fiscal 2002	Fiscal 2003
	(in thousands)
Termination benefits	$417	$—
Contractual obligations	402	74
Asset impairments	849	—
Other restructuring costs	12	—

	$1,680	$74

Termination benefits were comprised of severance-related payments for all employees terminated in connection with the Ashford.com restructuring. The contractual obligations related to agreements entered into by Ashford.com prior to the sale of assets to Odimo Acquisition Corp. Asset impairments related to the closure of Ashford.com’s fulfillment center and offices. For assets held for disposal as of the end of fiscal 2002, we estimated the fair value based on expected salvage value less costs to sell, and the carrying amount of these assets held for disposal was not significant. Other restructuring costs included expenses which were directly attributable to the cessation of operations of Ashford.com.

Net Loss on Sale of Ashford.com Assets

We had a net loss on the sale of assets related to Ashford.com of $2.6 million for fiscal 2002. We had acquired these assets in March 2002. This net loss was due to a loss of $2.9 million on the sale in December 2002 of certain assets of Ashford.com to Odimo Acquisition Corp., offset, in part, by a gain of $379,000 on the sale in August 2002 of certain assets of a division of Ashford Corporate Gifts, Inc., which is a subsidiary of Ashford.com. We received $1.2 million in cash proceeds from the sale of this division.

Stock-Based Compensation Expense

Stock-based compensation expense consists of the amortization of deferred compensation expense for options granted to employees and certain non-employees, the value of options or warrants granted to certain partners and investors and amortization of deferred partner revenue share charges.

Stock-based compensation expense increased $1.5 million primarily due to an increase of $1.4 million in charges related to options subject to variable accounting and an increase of $514,000 related to the amortization of deferred partner revenue share charges, offset, in part, by a decrease of $279,000 in charges related to the issuance of options granted during fiscal 2000 and fiscal 2001 with exercise prices below the then-current market prices of the underlying stock and a decrease of $53,000 in charges related to the net exercise of warrants during fiscal 2002. As of the end of fiscal 2003, we had an aggregate of $1.2 million of deferred stock-based compensation remaining to be amortized. We had stock-based compensation expense related to the amortization of deferred partner revenue share charges of $857,000 and $1.4 million for fiscal 2002 and fiscal 2003, respectively. We are unable to determine what stock-based compensation will be in fiscal 2004 as stock-based compensation expense is directly affected by fluctuations in the price of our common stock.

Depreciation and Amortization Expenses

Depreciation and amortization expenses relate primarily to the depreciation of our corporate headquarters and Kentucky fulfillment center, the depreciation and amortization of the capitalized costs for our purchased and internally developed technology, including a portion of the cost related to the employees that developed such technology, hardware and software and the depreciation of improvements, furniture and equipment at our corporate headquarters and our fulfillment and customer contact centers.

Depreciation and amortization expenses increased $877,000 primarily due to additional assets to build, manage and operate our business, offset, in part, by an impairment charge of $645,000 in fiscal 2002. The impairment charge related to the disposal of furniture and computer hardware and software during the fourth quarter of fiscal 2002. We determined that these long-lived assets were no longer being used in our continuing operations and that, therefore, the carrying amounts of these assets were not recoverable. We expect that depreciation and amortization expenses for fiscal 2004 will decline approximately 50 basis points as a percentage of net revenues.

Other (Income) Expense

Interest income consists primarily of interest earned on cash, cash equivalents, short-term investments and marketable securities, and interest expense consists primarily of interest expense paid in connection with a mortgage note that we previously had on our corporate headquarters and interest expense on capital leases.

The decrease in interest income of $200,000 was due to lower interest rates and lower average balances of cash, cash equivalents, short-term investments and marketable securities during fiscal 2003 compared to fiscal 2002. We expect that interest income for fiscal 2004 will decline to between 0.1% and 0.2% of net revenues.

The decrease in interest expense of $749,000 was due primarily to the early retirement of a mortgage note on our corporate headquarters in November 2002. We had no debt during fiscal 2003. On March 16, 2004, we entered into an agreement to purchase a new corporate headquarters in King of Prussia, Pennsylvania for $17.0 million. We will be required to invest in the building in order to occupy it. If we finance the purchase of a new building and the improvements in fiscal 2004, we could incur up to $500,000 of interest expense in fiscal 2004.

Income Taxes

Since the sales of our discontinued operations in fiscal 1999 and fiscal 2000, we have not generated taxable income. Net operating losses generated have been carried back to offset income taxes paid in prior years. The remaining net operating losses will be carried forward. As of the end of fiscal 2003, we had available net operating loss carryforwards of approximately $428.1 million which expire in the years 2004 through 2023. The use of certain net operating loss carryforwards are subject to annual limitations based on ownership changes of our stock, as defined by Section 382 of the Internal Revenue Code. We expect that net operating losses of approximately $243.2 million will expire before they can be used. Any otherwise recognizable deferred tax assets have been offset by a valuation allowance for the net operating loss carryforwards.

Comparison of Fiscal 2001 and 2002

The following table sets forth the dollar amount and percentage of net revenues for certain line items of our statements of operations for fiscal 2001 and fiscal 2002 and the dollar and percentage change in these line items from fiscal 2001 to fiscal 2002.

	Fiscal 2001		Fiscal 2002		Fiscal 2002 vs Fiscal 2001
	$	%	$	%	$ Change	% Change
	(dollars in millions)
Net revenues from product sales	$98.3	95.8%	$154.8	89.7%	$56.5	57.5%
Service fee revenues	4.3	4.2%	17.8	10.3%	13.5	314.0%

Net revenues	102.6	100%	172.6	100%	70.0	68.2%
Cost of revenues from product sales	67.6	65.9%	114.3	66.2%	46.7	69.1%
Gross profit	35.0	34.1%	58.4	33.8%	23.4	66.9%
Sales and marketing expenses	32.4	31.6%	49.8	28.9%	17.4	53.7%
Product development expenses	8.6	8.4%	12.9	7.5%	4.3	50.0%
General and administrative expenses	10.6	10.3%	15.0	8.7%	4.4	41.5%
Restructuring costs related to Ashford.com	—	0.0%	1.7	1.0%	1.7	n/a
Net loss on sale of Ashford.com assets	—	0.0%	2.6	1.5%	2.6	n/a
Stock-based compensation expense.	10.3	10.0%	0.4	0.2%	(9.9)	-96.1%
Depreciation and amortization expenses	6.7	6.5%	10.5	6.1%	3.8	56.7%
Interest expense	0.6	0.6%	0.7	0.4%	0.1	16.7%
Interest income	(3.0)	-2.9%	(1.4)	-0.8%	(1.6)	-53.3%
Other income	(0.5)	-0.5%	—	0.0%	(0.5)	-100.0%
Net loss	(30.6)	-29.8%	(33.8)	-19.6%	(3.2)	-10.5%

Net Revenues from Product Sales

The following table provides information about our net revenues from product sales by category for fiscal 2001 and fiscal 2002:

			Fiscal 2002 vs Fiscal 2001
	Fiscal 2001	Fiscal 2002	$ Change	% Change
	(dollars in thousands)
Net revenues from product sales:
Category:
Sporting goods	$90,670	$96,669	$5,999	7%
Ashford.com	—	21,617	21,617	n/a
Other	7,655	36,533	28,878	377%

Total net revenues from product sales	$98,325	$154,819	$56,494	57%

Net revenues from product sales increased $56.5 million, of which $6.0 million was due to an increase in sales in the sporting goods category, $21.6 million was due to an increase in sales from our Ashford.com operations which we ceased during fiscal 2002 and $28.9 million was due to an increase in sales in our other product categories, which include consumer electronics, general merchandise and licensed entertainment products. The increases in the sporting goods and other categories were due to the addition of new partners in fiscal 2002, increases in sales from partners’ e-commerce businesses that were operated for the entirety of both periods and increases in sales from partners’ e-commerce businesses that were operated for part of fiscal 2001 and all of fiscal 2002. Net revenues from product sales for fiscal 2001 and fiscal 2002 included $10.5 million and $15.3 million in shipping revenue, respectively.

Service Fee Revenues

Service fee revenues increased $13.5 million due to a $6.3 million increase in service fees from partners for which we provided services in fiscal 2001 and fiscal 2002 and a $7.2 million increase in service fees from new partners added in the second quarter of fiscal 2002.

Cost of Revenues from Product Sales

As a percentage of net revenues from product sales, cost of revenues from product sales was 68.7% and 73.8% for fiscal 2001 and fiscal 2002, respectively. This increase was due primarily to a $1.2 million charge for inventory write downs as a result of the Ashford.com restructuring and the closure of our Kentucky retail store, sales in new product categories, which have lower margins and represented a greater percentage of product sales, and lower margins associated with a $2.5 million bulk sale in fiscal 2002.

Gross Profit

The increase in gross profit dollars for fiscal 2002 compared to fiscal 2001 was due to an increase of $56.5 million in net revenues from product sales and an increase of $13.5 million in service fee revenues for fiscal 2002. The decrease in gross profit percentage for fiscal 2002 compared to fiscal 2001 was due primarily to inventory write downs in fiscal 2002 related to the Ashford.com restructuring and the closure of our Kentucky retail store, increased sales in new lower margin product categories and lower margins associated with a bulk sale in fiscal 2002, offset, in part, by the increase in service fee revenues for fiscal 2002.

Sales and Marketing Expenses

Sales and marketing expenses increased $17.4 million primarily due to a $10.2 million increase in personnel and related costs, of which $7.4 million was attributable to our merchandising, marketing and customer service departments and $2.2 million was attributable to our fulfillment operations, a $2.2 million increase in credit card fees, a $2.0 million increase in partner revenue share charges, a $1.9 million increase in subsidized shipping and handling costs, a $939,000 increase in occupancy costs and an $888,000 increase in professional fees, of which $700,000 was attributable to the write-off of unused pre-paid information technology consulting services, offset, in part, by a $2.3 million decrease in advertising costs relating to direct marketing campaigns.

Product Development Expenses

Product development expenses increased $4.3 million primarily due to a $2.3 million increase in equipment and software maintenance costs related to the increased number of e-commerce businesses that we operated and maintained, a $1.1 million increase in personnel and related costs due to increases in technical staffing, a $514,000 increase in communication costs and a $290,000 increase in occupancy costs.

General and Administrative Expenses

General and administrative expenses increased $4.4 million primarily due to a $1.7 million increase in personnel and related costs, a $940,000 increase in bad debt expense and chargeback activity primarily related to increased sales through our partners’ e-commerce businesses, offset, in part, by lower direct response television sales in fiscal 2002 and the higher bad debt rate on such sales, an $857,000 increase in insurance related expenses and other administrative costs and a $614,000 increase in legal, audit and other professional fees.

Restructuring Costs Related to Ashford.com

In conjunction with the sale of certain assets of Ashford.com, we also announced and implemented our plan to cease the operations of Ashford.com, which accounted for approximately $21.6 million of our net revenues in fiscal 2002. This plan involved the liquidation of Ashford.com’s remaining inventory, the closure of its Houston, Texas fulfillment center and offices and the termination of 71 employees. This plan was substantially completed in January 2003. As of the end of fiscal 2002, two employees had been terminated and actual termination benefits paid were $0.

Costs related to ongoing operations were not included in restructuring costs related to Ashford.com. In accordance with EITF Issue No. 96-9, all inventory adjustments that resulted from the cessation of operations of Ashford.com were included in cost of revenues from product sales. As of the end of fiscal 2002, inventory write downs resulting from the restructuring totaled $1.2 million.

For fiscal 2002, restructuring costs related to Ashford.com were as follows:

Fiscal 2002
(in thousands)
Termination benefits	$417
Contractual obligations	402
Asset impairments	849
Other restructuring costs	12

$1,680

Termination benefits were comprised of severance-related payments for all employees terminated in connection with the Ashford.com restructuring. The contractual obligations related to agreements entered into by Ashford.com prior to the sale of assets to Odimo Acquisition Corp. Asset impairments related to the closure of Ashford.com’s fulfillment center and offices. For assets held for disposal as of the end of fiscal 2002, we estimated the fair value based on expected salvage value less costs to sell, and the carrying amount of these assets held for disposal was not significant. Other restructuring costs included expenses which were directly attributable to the cessation of operations of Ashford.com.

Net Loss on Sale of Ashford.com Assets

We had a net loss on the sale of assets related to Ashford.com of $2.6 million for fiscal 2002. We had acquired these assets in March 2002. This net loss was due to a loss of $2.9 million on the sale in December 2002 of certain assets of Ashford.com to Odimo, offset, in part, by a gain of $379,000 on the sale in August 2002 of certain assets of a division of Ashford Corporate Gifts, Inc., which is a subsidiary of Ashford.com. We received $1.2 million in cash proceeds from the sale of this division.

Stock-Based Compensation Expense

Stock-based compensation expense decreased $9.9 million primarily due to a decrease of $6.8 million in charges related to the issuance of warrants during fiscal 2001, a decrease of $2.6 million in charges related to options subject to variable accounting and a decrease of $863,000 in charges related to the issuance of options granted during fiscal 2000 and fiscal 2001 with exercise prices below the then-current market prices of the underlying stock, offset, in part, by an increase of $521,000 related to the amortization of deferred partner revenue share charges. As of the end of fiscal 2002, we had an aggregate of $1.4 million of deferred stock-based compensation remaining to be amortized. We had stock-based compensation expense related to the amortization of deferred partner revenue share charges of $336,000 and $857,000 for fiscal 2001 and fiscal 2002, respectively.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $3.8 million due primarily to a $2.8 million increase in depreciation expense related to the purchase of our Kentucky fulfillment center and the assets purchased to build, manage and operate our business, a $1.1 million increase in depreciation and amortization related to assets acquired as part of the Ashford.com acquisition and an impairment charge of $645,000, offset, in part, by a $710,000 decrease in amortization of goodwill related to our acquisition of Fogdog, Inc. The impairment charge related to the disposal of furniture and computer hardware and software during the fourth quarter of fiscal 2002. We determined that these long-lived assets were no longer being used in our continuing operations and that, therefore, the carrying amounts of these assets were not recoverable. The decrease in amortization was due to the discontinuance of amortization of goodwill in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets.”

Other (Income) Expense

The decrease in interest income of $1.6 million was due to lower interest rates and lower average balances of cash, cash equivalents, short-term investments and marketable securities during fiscal 2002 compared to fiscal 2001. The other income in 2001 related primarily to fees earned pursuant to the terms of a lease termination agreement.

Income Taxes

Since the sales of our discontinued operations, we have not generated taxable income. Net operating losses generated have been carried back to offset income taxes paid in prior years. The remaining net operating losses will be carried forward. As of the end of fiscal 2002, we had available net operating loss carryforwards of approximately $420.0 million which expire in the years 2003 through 2022. The use of certain net operating loss carryforwards are subject to annual limitations based on ownership changes of our stock, as defined by Section 382 of the Internal Revenue Code. Any otherwise recognizable deferred tax assets have been offset by a valuation allowance for the net operating loss carryforwards.

Certain Related Party Transactions

We have entered into a strategic alliance to provide technology, procurement and fulfillment services for QVC, Inc. Interactive Technology Holdings, LLC, which is one of our major stockholders, is a joint venture company of Comcast Corporation and QVC. We recognized net revenues of $1.8 million, $2.7 million and $2.1 million on sales to this related party for fiscal 2001, fiscal 2002 and fiscal 2003, respectively. The terms of these sales are comparable to those with our other business-to-business partners. Included in accounts receivable as of the end of fiscal 2003 was $436,000 related to these sales. In the third quarter of fiscal 2003, we took a charge of $325,000 for the settlement of disputed amounts billed to QVC for product and shipping costs.

In fiscal 2003, we entered into an agreement with QVC pursuant to which QVC will provide shipping services to us in exchange for variable fees. We incurred fees of $484,000 in fiscal 2003 of which $414,000 related directly to products shipped and was charged to cost of revenues from product sales and $70,000 related to professional services provided and was charged to sales and marketing expense.

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

We have identified the following as critical accounting polices, which are defined as those that are reflective of significant judgments and uncertainties, are the most pervasive and important to the presentation of our financial condition and results of operations and could potentially result in materially different results under different assumptions and conditions.

Revenue Recognition

We recognize revenues from product sales or services provided when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

We recognize revenue from product sales, net of estimated returns based on historical experience and current trends, upon shipment of products to customers. We ship the majority of products from our fulfillment center in Louisville, KY. In fiscal 2002, we also shipped products from Ashford.com’s jewelry and luxury goods fulfillment center that we formerly maintained in Houston, TX. We also rely upon certain vendors to ship products directly to customers on our behalf. We act as principal in these transactions, as orders are initiated directly through the e-commerce businesses that we operate, we take title to the goods at the shipping point and have the economic risk related to collection, customer service and returns.

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

We pay a percentage of the revenues generated from the sale of products through the e-commerce businesses that we operate to our respective partners in exchange for the rights to use their brand names and the promotions and advertising that our partners agree to provide. We refer to these royalty payments as partner revenue share charges. We have considered the revenue reduction provisions addressed in EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” which was codified in EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” and believe that the payment of partner revenue share charges, or the issuance of warrants or stock in lieu of cash partner revenue share charges, to our partners should not result in any reduction of revenues. EITF No. 00-25 addresses consideration paid to parties along a distribution chain. We purchase merchandise from our vendors, at our discretion, and we are responsible for paying those vendors. The amounts purchased and the prices paid to our vendors are not impacted by the revenue share provisions of our agreements with our partners. Accordingly, our partners and our vendors are not linked in the distribution chain and we believe that the provisions of EITF No. 00-25 do not apply.

We recognize revenue from services provided as the services are rendered. If we receive payments for services in advance, these amounts are deferred and then recognized over the service period.

Deferred revenue consists primarily of fees paid to us in advance as of the respective balance sheet date under an agreement to manage certain aspects of a partner’s overall e-commerce business, including fulfillment, technology and customer service. Deferred revenue also consists of amounts received from the sale of gift certificates redeemable through our partners’ e-commerce businesses.

Accounting for Inventory

Inventory, primarily consisting of sporting goods, athletic equipment, footwear, apparel and consumer electronics, is valued at the lower of cost or market. Inherent in this valuation are significant management judgments and estimates, including among others, assessments concerning obsolescence and shrinkage rates. Based upon these judgments and estimates, which are applied consistently from period to period, we record valuation allowances to adjust the carrying amount of our inventory. We record a charge for obsolescence based upon, among other factors, the amount of inventory which has an aging of greater than one year and the anticipated mark-downs required to sell the inventory in the normal course of business. We record a charge for inventory shrinkage for damages and other losses based on rates experienced in our fulfillment center.

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

We account for stock options and warrants issued to non-employees using the fair value method prescribed in SFAS No. 123, “Accounting for Stock-Based Compensation,” and in accordance with the provisions of EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF No. 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees.” Accordingly, compensation expense for stock options and warrants issued to non-employees is measured using a Black-Scholes multiple option pricing model that takes into account significant assumptions as to the expected life of the option or warrant, the expected volatility of our common stock and the risk-free interest rate over the expected life of the option or warrant.

We also record stock-based compensation as deferred partner revenue share charges are amortized. These deferred partner revenue share charges, which are included in other assets, have resulted from the exercise of a right to receive 1,600,000 shares of our common stock in lieu of future cash revenue share payments, and were $13.2 million and $11.8 million as of the end of fiscal 2002 and fiscal 2003, respectively. The deferred partner revenue share charges are amortized as the revenue share expense is incurred based on actual revenues recognized in a given period and the imputed partner revenue share percentage, which is based on the value of the Company’s common stock that was issued upon exercise of the right.

Accounting for Restructuring Costs

Restructuring costs, which include termination benefits, contractual obligations, asset impairments and other restructuring costs are recorded at estimated fair value. Key assumptions in calculating the restructuring costs included the timing of employee terminations and estimates of the expected salvage value of assets held for disposal. We review these reserves periodically and adjust them as necessary.

Liquidity and Capital Resources

Our principal source of liquidity is our cash, cash equivalents, short-term investments and marketable securities. Our cash, cash equivalents, short-term investments and marketable securities balances were $74.8 million and $69.5 million as of the end of fiscal 2002 and fiscal 2003, respectively.

In connection with our decision to focus on our e-commerce business in 1999, we raised approximately $80.0 million in gross proceeds through an equity financing with funds associated with SOFTBANK Holdings Inc., or SOFTBANK, in July 1999. We used part of the proceeds from this financing to repay the balance on our then outstanding lines of credit, reduce trade payables and provide operating capital related to our historical businesses. We also used part of the proceeds to acquire property and equipment and fund the working capital needs of our e-commerce business.

On April 20, 2000, we received $5.3 million in gross proceeds through a mortgage financing of our corporate headquarters and in November 2002, we pre-paid the $5.2 million outstanding principal balance remaining on the mortgage note. On April 27, 2000, we raised $25.0 million in gross proceeds through an equity financing with SOFTBANK and Rustic Canyon Ventures, LP, or Rustic Canyon. On September 13, 2000, we raised $14.9 million in gross proceeds, and on October 5, 2000, we raised $26.4 million in gross proceeds, through an equity financing with ITH. On July 20, 2001, we agreed to sell to ITH 3,000,000 shares of our common stock at $10.00 per share for an aggregate purchase price of $30.0 million. In addition, we issued to ITH a five-year warrant to purchase an aggregate of 300,000 shares of our common stock at an exercise price of $6.00 per share in consideration for certain corporate development services performed by ITH on behalf of us. We valued the warrant at approximately $2.1 million and charged stock-based compensation expense. The investment was completed on August 23, 2001. We have used the proceeds of these financings for additional working capital needs and general business purposes.

On September 13, 2001, we entered into a definitive merger agreement to acquire all of the outstanding shares of Ashford.com, Inc. The merger was consummated March 14, 2002. Under the terms of the agreement,

Ashford.com stockholders received $0.125 and 0.0076 of a share of our common stock for each share of Ashford.com common stock for an aggregate of approximately $7.1 million in cash and 430,000 shares of common stock.

On December 6, 2002, Ashford.com and Odimo Acquisition Corp., a wholly owned subsidiary of Odimo Incorporated, entered into an Asset Purchase Agreement and related agreement for the sale of certain of the assets of Ashford.com to Odimo. The sale was completed on December 27, 2002. A second closing involving additional inventory was completed in March 2003. In conjunction with the sale of certain assets of Ashford.com, we also announced and implemented a plan to cease the operations of Ashford.com.

Under the terms of the sale, we sold certain inventory, trademarks, product images and descriptions and other intangibles to Odimo in exchange for (i) $1.1 million in cash, (ii) a $4.5 million, five year subordinated secured promissory note bearing interest at 7%, (iii) a right to receive 10% of Odimo’s consolidated earnings, before taking into consideration interest, taxes, depreciation, amortization and other non-cash expenses, for each of the five calendar years beginning January 1, 2003, up to a maximum aggregate payment of $2.0 million, (iv) 15,596,183 shares of Odimo’s Series D preferred stock and (v) a warrant to purchase an aggregate of 2,676,303 shares of Odimo’s Series D preferred stock at an exercise price of $.01 per share.

We received an aggregate of $23.5 million in proceeds from the sales of our discontinued operations in fiscal 1999 and fiscal 2000, as well as $35.7 million in net cash from the acquisition of Fogdog in fiscal 2000.

We have incurred substantial costs to develop our e-commerce platform and to recruit, train and compensate personnel for our creative, engineering, business development, marketing, merchandising, customer service, management information systems and administrative departments. In addition, during fiscal 2000, we invested in the technology, equipment and personnel required to make our Kentucky fulfillment center fully operational, and in April 2002, we purchased our previously leased Kentucky fulfillment center for $8.8 million in cash. During fiscal 2002, we spent approximately $12.2 million on upgrades to our technology infrastructure, including upgrades to our server, storage and telecommunications hardware, as well as on technical enhancements to our existing software and on new software solutions, including for customer service, marketing, financial management, merchandise planning, fraud detection and enhanced search functionality. In addition, during fiscal 2002, we spent $1.7 million on the installation of a second, fully redundant data center to increase both our capacity as well as our reliability, $4.0 million on the expansion of our Kentucky fulfillment center to increase capacity and $1.2 million to acquire certain assets of and enhance a 500-seat customer contact center in Melbourne, Florida to expand our customer service capabilities. During fiscal 2003, we spent approximately $5.8 million on continued upgrades to our technology infrastructure and $1.3 million on warehouse equipment for our Kentucky fulfillment center. During fiscal 2004, we plan to relocate our corporate headquarters to a new building. On March 16, 2004, we entered into an agreement to purchase a new corporate headquarters in King of Prussia, Pennsylvania for $17.0 million. We will be required to invest in the building in order to occupy it. We expect to spend $3.0 to $5.0 million in building improvements and expect that we will finance a portion of the purchase price and improvements through a mortgage financing, although there can be no guarantee that we will find financing on favorable terms. We expect additional capital expenditures for fiscal 2004 to be between $15.0 and $20.0 million as we continue to improve our technology infrastructure and invest in our fulfillment and customer contact center operations. As of the end of fiscal 2003, we had working capital of $35.3 million and an accumulated deficit of $177.6 million.

Operating activities provided net cash of approximately $895,000 during fiscal 2003. Our principal sources of operating cash during fiscal 2003 were payments received from customers and fee-based partners, which generally approximate our net revenues from product sales and our service fee revenues, respectively. Our principal uses of operating cash during fiscal 2003 were cash paid to product suppliers, which generally approximates our cost of revenues from product sales, employee compensation and partner revenue share payments. Changes in our operating assets and liabilities during fiscal 2003 resulted in a net cash outflow of $364,000. The most significant changes were a decrease in accounts payable, accrued expenses and other, offset, in part, by a decrease in inventory compared to fiscal 2002. The decrease in accounts payable, accrued expenses and other was due primarily to lower payroll and related accruals at the end of fiscal 2003 compared to fiscal 2002, a decrease in accruals related to the operations of Ashford.com and a decrease in trade accounts payable due primarily to lower inventory levels at the end of fiscal 2003, offset, in part, by an increase in partner revenue share payments at the end of fiscal 2003, which was related to increased sales volume in fiscal 2003. The decrease in inventory was due primarily to an improvement in inventory turns from approximately 5.0 in fiscal 2002 to 6.5 in fiscal 2003 and the liquidation of the remaining inventory of Ashford.com. Our investing activities during fiscal 2003 consisted primarily of capital expenditures of $7.5 million. During fiscal 2003, we also purchased $16.0 million and sold $15.6 million of marketable securities and received $2.3 million in gross proceeds from sales of short-term investments. Our financing activities during fiscal 2003 consisted primarily of the receipt of $1.1 million in gross proceeds from exercises of common stock options and warrants. During fiscal 2003, we also received $349,000 in gross proceeds from the sale of common stock through our Employee Stock Purchase Plan and repaid $78,000 of capital lease obligations.

Operating activities provided net cash of approximately $9.6 million during fiscal 2002. Our principal sources of operating cash during fiscal 2002 were payments received from customers and fee-based partners. Changes in our operating assets and liabilities during fiscal 2002 resulted in a net cash inflow of $29.1 million. The most significant changes were increases in accounts payable, accrued expenses and other and deferred revenue as well as a decrease in accounts receivable and the change in inventory compared to fiscal 2001. The increase in accounts payable, accrued expenses and other was due primarily to increases in trade accounts payable, marketing and shipping expense accruals and amounts owed to partners, which were related to increased sales volume in fiscal 2002. The increase in deferred revenue was due primarily to an increase in service fees paid to us in advance by certain partners. The decrease in accounts receivable was due primarily to a net decrease in the receivable related to bulk sales to one entity during fiscal 2001 and fiscal 2002 and increases in our accounts receivable reserves. Inventory at the end of fiscal 2002 was $6.5 million higher than at the end of fiscal 2001. This increase was driven largely by an increase in inventory related to the consumer electronics category. The change in inventory for fiscal 2002 was a source of operating cash as the $12.0 million of inventory acquired from Ashford.com was sold through our e-commerce platform during fiscal 2002. Our principal uses of operating cash during fiscal 2002 were cash paid to product suppliers and employee compensation. During fiscal 2002, we incurred capital expenditures of $29.0 million, purchased $20.6 million and sold $9.1 million of marketable securities, paid $8.9 million for the acquisition of Ashford.com including acquisition costs and received $2.2 million in gross proceeds from the sale of Ashford.com assets. During fiscal 2002, we prepaid $5.2 million of a mortgage note on our corporate headquarters and we retired for $3.1 million a revolving credit facility that had been maintained by Ashford.com prior to our acquisition of Ashford.com. Also during fiscal 2002, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $10.0 million of our common stock. Under this program we repurchased 73,000 shares of our common stock for an aggregate purchase price of $353,000.

We used approximately $14.1 million in net cash for operating activities during fiscal 2001. Our principal source of operating cash during fiscal 2001 was payments received from customers. Our principal uses of operating cash during fiscal 2001 were cash paid to product suppliers and employee compensation. Changes in our operating assets and liabilities during fiscal 2001 resulted in a net cash outflow of $440,000. The most significant changes were a decrease in accounts payable, accrued expenses and other and an increase in accounts receivable, offset, in part, by an increase in deferred revenue. The decrease in accounts payable, accrued expenses and other was due primarily to a decrease in accruals related to Fogdog which we acquired at the end of fiscal 2000. The increase in accounts receivable was due primarily to an increase in the receivable related to bulk sales to one entity during fiscal 2001, offset, in part, by a decrease in the receivable related to sales of one of our partner’s products sold primarily through its direct response television campaigns during fiscal 2001 and fiscal 2002. The increase in deferred revenue was due primarily to an increase in service fees paid to us in advance by new partners added during fiscal 2001. During fiscal 2001, we incurred capital expenditures of $8.4 million and received $947,000 in gross proceeds from sales of short-term investments. During fiscal 2001, we received $30.0 million in gross proceeds from the sale of shares of our common stock to ITH.

We had the following contractual obligations as of the end of fiscal 2003:

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$4,106	$1,335	$1,886	$518	$367
Purchase obligations(1)	20,885	20,885	—	—	—
Employment agreements	3,047	1,709	1,338	—	—
Advertising and media agreements	311	311	—	—	—
Partner revenue share payments	11,575	1,825	3,000	3,000	3,750
Long-term debt obligations	—	—	—	—	—
Capital lease obligations	—	—	—	—	—

Total contractual obligations	$39,924	$26,065	$6,224	$3,518	$4,117

(1)	Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable pricing provisions and the approximate timing of the transactions. These obligations relate primarily to commitments to purchase inventory.

To date, we have financed our e-commerce operations primarily from the sale of equity securities. Management expects that our current cash and the collection of accounts receivable will be sufficient to meet our anticipated cash needs for the foreseeable future. While in the fourth quarter of fiscal 2003 we realized net income of $2.7 million and in the fourth quarter of fiscal 2001 we realized net income of $260,000, we did not realize net income for the full years of fiscal 2001, fiscal 2002 or fiscal 2003. While we do expect to realize net income in fiscal 2004, in order to fund our anticipated operating expenses and realize income, our revenues must increase significantly. If cash flows are insufficient to fund our expenses, we may need to raise additional funds in future periods through public or private debt or equity financings or other arrangements to fund our operations until we achieve profitability. Failure to raise future capital when needed could seriously harm our business and operating results. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders would be reduced to the extent they did not participate in that financing. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in institutional money market accounts, auction rate certificates, U.S. Government agencies, corporate bonds and auction preferred stock. In order to minimize risk and credit exposure, we invest with three financial institutions. We protect and preserve our invested funds by limiting default, market and reinvestment risk.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or it may suffer losses in principal if we are forced to sell securities which have declined in market value due to changes in interest rates.

The following table provides information about our cash equivalents and marketable securities, including principal cash flows by expected maturity and the related weighted average interest rates as of the end of fiscal 2003:

	Fiscal Year							Estimated Fair Value at the End of Fiscal 2003
	2004	2005	2006	2007	2008	Thereafter	Total
	(in thousands, except percentages)
Money market accounts	$35,448	$—	$—	$—	$—	$—	$35,448	$35,448
Weighted average interest rate	0.95%	—	—	—	—	—	0.95%
Auction rate certificates	$18,750	—	—	—	—	—	$18,750	18,750
Weighted average interest rate	1.25%	—	—	—	—	—	1.25%
U.S. government agency securities	$ 9,000	—	—	—	—	—	$ 9,000	9,008
Weighted average interest rate	2.10%	—	—	—	—	—	2.10%
Corporate bonds	$ 2,765	—	—	—	—	—	$ 2,765	2,905
Weighted average interest rate	1.92%	—	—	—	—	—	1.92%

Cash equivalents and marketable securities	$65,963	$—	$—	$—	$—	$—	$65,963	$66,111

We do not intend to hold our marketable securities for more than one year from the most recent balance sheet date and have, therefore, classified them as a current asset.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements, supplementary data and related documents that are included in this Annual Report on Form 10-K are listed in Item 15(a), Part IV, of this Report.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A:    CONTROLS AND PROCEDURES.

The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

The Chief Executive Officer and Chief Financial Officer also conducted an evaluation of internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter (the Company’s fourth fiscal quarter in the case of an annual report) that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter covered by this report.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluations to enhance, where necessary, its procedures and controls.

PART III

This Part III incorporates certain information from our definitive proxy statement for our 2004 Annual Meeting of Shareholders (the “2004 Proxy Statement”) to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K. Notwithstanding such incorporation, the sections of our 2004 Proxy Statement entitled “Report of the Compensation Committee,” “Report of the Audit Committee” and “Performance Graph” shall not be deemed to be “filed” as part of this Annual Report.

ITEM 10: DIRECTORS	AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information concerning our directors is incorporated by reference to our 2004 Proxy Statement including but necessarily limited to the sections of the 2004 Proxy Statement entitled “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Information concerning our executive officers is included in Item 4.1, Part I, of this Annual Report on Form 10-K.

We adopted a Finance Code of Professional Conduct that applies to all of our Finance organization employees and our Chief Executive Officer and Chief Financial Officer. We hereby undertake to provide a copy of this code to any person, without charge, upon request. Requests for a copy of this code may be made in writing addressed to: Investor Relations, GSI Commerce, Inc., 1075 First Avenue, King of Prussia, PA 19406.

ITEM 11: EXECUTIVE	COMPENSATION.

This information is incorporated by reference to our 2004 Proxy Statement including but necessarily limited to the section of the 2004 Proxy Statement entitled “Executive Compensation.”

ITEM 12: SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding our existing equity compensation plans as of the end of fiscal 2003. The table does not include information with respect to options assumed in acquisitions where the plan governing the options will not be used for future awards.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Listed in Column(a))
	(a)		(b)	(c)
Equity compensation plans approved by stockholders	6,461,579	(1)	$8.35	599,041
Equity compensation plans not approved by stockholders(2)	1,028,500		$7.26	—

Total	7,490,079		$8.23	599,041

(1)	This amount includes options and warrants to purchase shares outstanding under the 1996 Equity Incentive Plan and prior stock incentive plans that are no longer in effect.
(2)	These plans and programs were adopted to allow us to grant, on a limited basis, (a) stock options at less than the then-fair market value of our Common Stock to attract new key employees, to retain key employees of acquired companies and to retain existing employees in connection with restructured compensation packages, and (b) warrants to purchase our Common Stock to consultants, advisors, partners and investors. The Board of Directors approved these plans and programs in fiscal 1999, fiscal 2000 and fiscal 2001, although some of these warrant grants relate to earlier periods. Except for the limited grants under these plans and programs, grants are generally made by us under the 1996 Equity Incentive Plan. These plans and programs have been limited to the grant of warrants and options not intended to qualify as incentive stock options. The Board of Directors has the authority to determine from time to time the number of shares of Common Stock that may be granted under these plans and programs. As of January 3, 2004, the maximum number of shares authorized to be issued under these plans is 1,028,500. Under these plans and programs, each option generally expires 10 years from the date of grant and vests over four years. Upon the occurrence of a change in control, certain of these options will immediately become exercisable in full. Also under these plans and programs, these warrants expire no less than five years and no more than 10 years from the date of grant. The exercise prices for these warrants range from $2.50 to $17.15.

The remainder of this information is incorporated by reference to our 2004 Proxy Statement including but necessarily limited to the section of the 2004 Proxy Statement entitled “Principal Stockholders”.

I TEM 13: CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS.

This information is incorporated by reference to our 2004 Proxy Statement including but necessarily limited to the section of the 2004 Proxy Statement entitled “Certain Relationships and Related Transactions.”

ITEM 14: PRINCIPAL	ACCOUNTANT FEES AND SERVICES.

This information is incorporated by reference to our 2004 Proxy Statement including but necessarily limited to the section of the 2004 Proxy Statement entitled “Principal Accountant Fees and Services.”

PART IV

I TEM 15: EXHIBITS,	FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)   1.    CONSOLIDATED FINANCIAL STATEMENTS

2.    FINANCIAL STATEMENT SCHEDULES

All schedules have been omitted since the required information is included in the financial statements or the notes thereto or is not applicable or required.

3.    EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Global Sports, Inc. (filed as Appendix B to GSI Commerce, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 27, 2001 and Incorporated herein by reference)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Global Sports, Inc. (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 and incorporated herein by reference)
3.3	Bylaws, as amended, of Global Sports, Inc. (filed with GSI Commerce, Inc.’s Registration Statement No. 33-33754 and incorporated herein by reference)
4.1	Form of Investor Warrant (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference)
4.2	Form of Partner Warrant (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference)
4.3	Warrant to Purchase 200,000 Shares of Common Stock dated January 30, 2002 (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 and incorporated herein by reference)
4.4	Specimen Common Stock Certificate (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the Quarter ended June 29, 2002 and incorporated herein by reference)
4.5	Registration Rights Agreement, dated July 31, 1995, by and between Global Sports, Inc. and MR Acquisitions, Inc. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on July 31, 1995 and incorporated herein by reference)
4.6	Second Amended and Restated Registration Rights Agreement, dated as of September 13, 2000, by and between Global Sports, Inc., Interactive Technology Holdings, LLC, SOFTBANK Capital Advisors Fund LP and TMCT Ventures, L.P. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on September 13, 2000 and incorporated herein by reference)
4.7	Second Amendment to Second Amended and Restated Registration Rights Agreement, dated as of July 20, 2001, among Global Sports, Inc., SOFTBANK Capital Partners LP, SOFTBANK Capital Advisors Fund LP, Rustic Canyon Ventures, LP (f/k/a TMCT Ventures, LP) and Interactive Technology Holdings, LLC (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on August 27, 2001 and incorporated herein by reference)
4.8	Third Amendment to Second Amended and Restated Registration Rights Agreement, dated as of July 25, 2003, among Global Sports, Inc. (n/k/a GSI Commerce, Inc.), SOFTBANK Capital Partners LP, SOFTBANK Capital Advisors Fund LP, Rustic Canyon Ventures, LP (f/k/a TMCT Ventures, LP) and Interactive Technology Holdings, Inc. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K on July 29, 2003 and incorporated herein by reference)
10.1+	Global Sports, Inc.’s 1996 Equity Incentive Plan, amended and restated as of January 4, 2001 (filed as Appendix A to GSI Commerce, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 27, 2001 and incorporated herein by reference)
10.2+	Global Sports, Inc.’s 2000 Employee Stock Purchase Plan (filed with GSI Commerce, Inc.’s Preliminary Proxy Statement on Schedule 14A filed on March 22, 2000 and incorporated herein by Reference)
10.3+	Global Sports, Inc.’s 1987 Stock Option Plan (filed with GSI Commerce, Inc.’s Registration Statement No. 33-19754-B and incorporated herein by reference)
10.4+	Global Sports, Inc.’s 1988 Stock Option Plan (filed with GSI Commerce, Inc.’s Registration Statement No. 33-27501 and incorporated herein by reference)
10.5+	Global Sports, Inc.’s 1990 Stock Option Plan (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1990 and incorporated herein by reference)
10.6+	Global Sports, Inc.’s 1992 Stock Option Plan (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference)

Exhibit Number		Description
10.7+		Global Sports, Inc.’s 1993 Stock Option Plan (filed with GSI Commerce, Inc.’s Form S-8 Registration Statement filed on January 3, 1994 and incorporated herein by reference)
10.8+		Global Sports, Inc.’s 1995 Stock Option Plan (filed with GSI Commerce, Inc.’s Current Report on Form 8-K dated July 31, 1995 and incorporated herein by reference)
10.9+		Global Sports, Inc.’s 1995 Non-Employee Directors’ Stock Option Plan (filed with GSI Commerce, Inc.’s Proxy Statement on Schedule 14A filed on October 13, 1995 in connection with the 1995 Special Meeting in Lieu of Annual Meeting held on November 15, 1995 and incorporated herein by Reference)
10.10+		Global Sports, Inc.’s Deferred Profit Sharing Plan and Trust (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference)
10.11+		Employment Agreement, dated June 1, 2001, by and between Global Sports, Inc. and Michael G. Rubin (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference)
10.12+		Employment Agreement, dated February 24, 1999, by and between Global Sports, Inc. and Michael R. Conn (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference)
10.13+		Letter Amendment, dated April 23, 2002, to the Employment Agreement, by and between Global Sports, Inc. and Michael R. Conn (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 and incorporated herein by reference)
10.14+		Employment Agreement, dated August 9, 1999, by and between Global Sports, Inc. and Arthur H. Miller (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference)
10.15+		Letter Amendment, dated April 23, 2002, to the Employment Agreement, by and between Global Sports, Inc. and Arthur H. Miller (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 and incorporated herein by reference)
10.16+		Employment Agreement, dated February 9, 2000, by and between Global Sports, Inc. and Jordan M. Copland (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference)
10.17+		Employment Agreement, dated May 30, 2000, by and between Global Sports, Inc. and Mark Reese (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 and incorporated herein by reference)
10.18+		Employment Agreement, dated April 23, 2002, by and between Global Sports, Inc. and Robert Liewald (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 and incorporated herein by reference)
10.19+		Personal Services Agreement, dated June 12, 2001, by and between GSI West, Inc. and Damon Mintzer (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 and incorporated herein by reference)
10.20+	Amendment Number 1, dated September 10, 2001, to Personal Services Agreement by and between GSI West, Inc. and Damon Mintzer (filed with GSI Commerce, Inc.’s Quarterly Report on Form
10-Q for the quarter ended June 29, 2002 and incorporated herein by reference)
10.21		License and E-Commerce Agreement, dated July 6, 2001, by and among Global Sports Interactive, Inc., The Sports Authority, Inc. and The Sports Authority Michigan, Inc. (filed with Amendment No. 1 to GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference)
10.22	*	First Amendment to the License and E-Commerce Agreement, dated as of July 6, 2001, by and between The Sports Authority, Inc., The Sports Authority Michigan, Inc. and GSI Commerce
Solution, Inc. made as of January 3, 2003 (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003 and incorporated herein by reference)
10.23		E-Commerce Agreement, dated as of August 10, 2001, by and among Global Sports, Inc., Bluelight.com, LLC and Kmart Corporation (filed with Amendment No. 1 to GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by Reference)

Exhibit Number		Description
10.24		First Amendment to the E-Commerce Agreement, dated as of August 10, 2001, by and among Global Sports Interactive, Inc., Bluelight.com, LLC and Kmart Corporation, dated as of December 14, 2001 (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 and incorporated herein by reference)
10.25		Second Amendment to the E-Commerce Agreement, dated as of August 10, 2001, by and among Global Sports Interactive, Inc., Bluelight.com, LLC and Kmart Corporation, dated as of August 9, 2002 (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 and incorporated herein by reference)
10.26	*	Third Amendment to the E-Commerce Agreement, dated as of August 10, 2001, by and between GSI Commerce Solutions, Inc., Bluelight.com, LLC and Kmart Corporation made as of January 14, 2003 (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003 and incorporated herein by reference)
10.27		Fourth Amendment to the E-Commerce Agreement, dated as of August 10, 2001, by and between GSI Commerce Solutions, Inc., Bluelight.com, LLC and Kmart Corporation made as of March 7, 2003 (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003 and incorporated herein by reference)
10.28		Stock Purchase Agreement, dated as of July 20, 2001, by and among Global Sports, Inc., Michael G. Rubin and Interactive Technology Holdings, LLC (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on August 27, 2001 and incorporated herein by reference)
10.29		Letter Agreement, dated as of July 20, 2001, among Global Sports, Inc., Interactive Technology Holdings, LLC, SOFTBANK Capital Partners LP and SOFTBANK Capital Advisors Fund LP (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on August 27, 2001 and incorporated herein by reference)
10.30		Stock and Warrant Exchange Agreement, dated as of July 25, 2003, by and between GSI Commerce, Inc. and Interactive Technology Holdings, LLC (filed with GSI Commerce, Inc.’s Current Report on Form 8-K on July 29, 2003 and incorporated herein by reference)
10.31		E-Commerce Agreement, dated as of June 14, 2002, by and among GSI Commerce Solutions, Inc. and Palm, Inc. (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002)
10.32		Amendment No. 1 to E-Commerce Agreement, dated as of June 14, 2002 by and between GSI Commerce Solutions, Inc. and Palm, Inc., dated as of December 3, 2002 (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002)
21.1		List of Subsidiaries
23.1		Independent Auditors’ Consent (Deloitte & Touche LLP)
31.1		Certification of Chief Executive Officer pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934
31.2		Certification of Chief Financial Officer pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory plan or arrangement

(b)	REPORTS ON FORM 8-K

During the fiscal quarter ended January 3, 2004, we furnished to the Securities and Exchange Commission a Current Report on Form 8-K under Item 12 dated October 29, 2003 regarding our results for the fiscal quarter ended September 27, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf on the date indicated by the undersigned thereunto duly authorized.

Date: March 16, 2004	GSI COMMERCE, INC.

	By:	/s/ MICHAEL G. RUBIN
Michael G. Rubin Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ MICHAEL G. RUBIN Michael G. Rubin	Chairman, President and Chief Executive Officer (principal executive officer)	March 16, 2004

/s/ JORDAN M. COPLAND Jordan M. Copland	Executive Vice President and Chief Financial Officer (principal financial officer)	March 16, 2004

/s/ R. BARRY SAUDER R. Barry Sauder	Vice President of Finance and Controller (principal accounting officer)	March 16, 2004

/s/ KENNETH J. ADELBERG Kenneth J. Adelberg	Director	March 16, 2004

/s/ M. JEFFREY BRANMAN M. Jeffrey Branman	Director	March 16, 2004

/s/ RONALD D. FISHER Ronald D. Fisher	Director	March 16, 2004

/s/ HARVEY LAMM Harvey Lamm	Director	March 16, 2004

/s/ MARK S. MENELL Mark S. Menell	Director	March 16, 2004

/s/ MICHAEL S. PERLIS Michael S. Perlis	Director	March 16, 2004

/s/ JEFFREY F. RAYPORT Jeffrey F. Rayport	Director	March 16, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of GSI Commerce, Inc.:

We have audited the accompanying consolidated balance sheets of GSI Commerce, Inc. and subsidiaries (the “Company”) as of December 28, 2002 and January 3, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 3, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2002 and January 3, 2004, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 16, 2004

GSI COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 28, 2002	January 3, 2004
ASSETS
Current assets:
Cash and cash equivalents	$61,004	$57,558
Short-term investments	2,280	—
Marketable securities	11,543	11,912
Accounts receivable, net of allowance of $1,533 and $709, respectively	3,974	4,898
Inventory	24,306	22,910
Current portion — notes receivable	900	1,377
Prepaid expenses and other current assets	2,078	1,848

Total current assets	106,085	100,503
Property and equipment, net	48,669	44,840
Goodwill, net	13,453	13,453
Notes receivable	3,523	2,356
Other equity investments	2,159	2,159
Other assets, net of accumulated amortization of $1,250 and $2,644, respectively	13,684	12,272

Total assets	$187,573	$175,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,664	$27,677
Accrued expenses and other	20,283	22,538
Deferred revenue	15,025	14,998
Current portion — capital lease obligations	78	—

Total current liabilities	67,050	65,213
Mandatorily redeemable preferred stock, Series A, $0.01 par value, 10,000 shares authorized; 200 and 0 shares issued as of December 28, 2002 and January 3, 2004, respectively; 0 shares outstanding as of December 28, 2002 and January 3, 2004, respectively	—	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 4,990,000 shares authorized; 0 shares issued and outstanding as of December 28, 2002 and January 3, 2004, respectively	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 38,857,855 and 40,781,036 shares issued as of December 28, 2002 and January 3, 2004, respectively; 38,783,645 and 40,779,826 shares outstanding as of December 28, 2002 and January 3, 2004, respectively	389	408
Additional paid in capital	285,625	287,571
Accumulated other comprehensive income	57	—
Accumulated deficit	(165,547)	(177,609)

	120,524	110,370
Less: Treasury stock, at par	1	—

Total stockholders’ equity	120,523	110,370

Total liabilities and stockholders’ equity	$187,573	$175,583

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Fiscal Year Ended
	December 29, 2001	December 28, 2002	January 3, 2004
Revenues:
Net revenues from product sales	$98,325	$154,819	$216,510
Service fee revenues	4,285	17,819	25,409

Net revenues	102,610	172,638	241,919
Cost of revenues from product sales	67,586	114,258	154,731

Gross profit	35,024	58,380	87,188

Operating expenses:
Sales and marketing, exclusive of $847, $532 and $1,527 reported below as stock-based compensation, respectively	32,390	49,757	58,226
Product development, exclusive of $461, $(44) and $42 reported below as stock-based compensation, respectively	8,590	12,933	15,414
General and administrative, exclusive of $8,974, $(87) and $366 reported below as stock-based compensation, respectively	10,638	14,971	13,392
Restructuring costs related to Ashford.com	—	1,680	74
Net loss on sale of Ashford.com assets	—	2,566	—
Stock-based compensation	10,282	401	1,935
Depreciation and amortization	6,662	10,509	11,386

Total operating expenses	68,562	92,817	100,427

Other (income) expense:
Other income	(502)	—	—
Interest expense	608	749	—
Interest income	(3,049)	(1,377)	(1,177)

Total other (income) expense	(2,943)	(628)	(1,177)

Net loss	$(30,595)	$(33,809)	$(12,062)

Losses per share:
Basic and diluted—
Net loss	$(0.90)	$(0.88)	$(0.30)

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Comprehensive Loss	Accumulated Other Comprehensive Income	Treasury Stock		Total
	Shares	Dollars					Shares	Dollars
Consolidated balance at December 30, 2000	31,925	$319	$217,124	$(101,143)		$—	—	$—	$116,300
Net loss				(30,595)	$(30,595)				(30,595)
Net unrealized gains on available-for-sale securities					—	—			—

Comprehensive loss					$(30,595)

Issuance of common stock in lieu of future cash revenue share payments	1,600	16	14,400						14,416
Issuance of common stock to ITH, net of costs	3,000	30	29,970						30,000
Issuance of options and warrants to purchase common stock in exchange for services			9,962						9,962
Issuance of common stock upon exercise of options and warrants	958	10	5,722						5,732
Issuance of common stock under Employee Stock Purchase Plan	191	2	683						685
Contribution from stockholder			71						71
Repurchase of warrants			(300)						(300)
Purchase of treasury stock			(4)				1		(4)

Consolidated balance at December 29, 2001	37,674	$377	$277,628	$(131,738)		$—	1	$—	$146,267
Net loss				(33,809)	$(33,809)				(33,809)
Net unrealized gains on available-for-sale securities					57	57			57

Comprehensive loss					$(33,752)

Issuance of common stock in acquisition of Ashford.com, Inc.	430	4	6,877						6,881
Issuance of options and warrants to purchase common stock in exchange for services			(452)						(452)
Issuance of common stock upon exercise of options and warrants	599	6	1,358						1,364
Issuance of common stock under Employee Stock Purchase Plan	155	2	566						568
Purchases of treasury stock			(352)				73	(1)	(353)

Consolidated balance at December 28, 2002	38,858	$389	$285,625	$(165,547)		$57	74	$(1)	$120,523
Net loss				(12,062)	$(12,062)				(12,062)
Net unrealized losses on available-for-sale securities					(57)	(57)			(57)

Comprehensive loss					$(12,119)

Issuance of common stock to ITH in exchange for warrants	1,650	16	(16)						—
Issuance of options to purchase common stock in exchange for services			564						564
Issuance of common stock upon exercise of options and warrants	208	2	1,051						1,053
Issuance of common stock under Employee Stock Purchase Plan	149	2	347						349
Retirement of treasury stock	(73)	(1)	—				(73)	1	—
Other	(11)	—	—						—

Consolidated balance at January 3, 2004	40,781	$408	$287,571	$(177,609)		$—	1	$—	$110,370

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended
	December 29, 2001	December 28, 2002	January 3, 2004
Cash Flows from Operating Activities:
Net loss	$(30,595)	$(33,809)	$(12,062)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,662	10,509	11,386
Stock-based compensation	10,282	401	1,935
Non-cash restructuring costs related to Ashford.com	—	841	—
Net loss on sale of Ashford.com assets	—	2,566	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,533)	4,693	(924)
Inventory	1,423	3,978	1,396
Prepaid expenses and other current assets	(17)	(329)	230
Notes receivable	—	—	690
Other assets, net	(893)	861	—
Accounts payable and accrued expenses and other	(5,296)	13,458	(1,729)
Deferred revenue	6,876	6,431	(27)

Net cash provided by (used in) operating activities	(14,091)	9,600	895

Cash Flows from Investing Activities:
Acquisition of property and equipment, net	(8,433)	(29,039)	(7,519)
Reductions to goodwill	200	—	—
Proceeds from sale of Ashford.com assets	—	2,151	—
Net cash paid for acquisition of Ashford.com	—	(8,860)	—
Purchases of marketable securities	—	(20,578)	(15,976)
Sales of marketable securities	—	9,092	15,550
(Purchases) sales of short-term investments	947	(38)	2,280

Net cash used in investing activities	(7,286)	(47,272)	(5,665)

Cash Flows from Financing Activities:
Repurchase of warrants	(300)	—	—
Repayments of capital lease obligations	(282)	(429)	(78)
Repayments of mortgage note	(35)	(5,247)	—
Retirement of Ashford.com revolving credit facility	—	(3,123)	—
Purchases of treasury stock	(4)	(353)	—
Proceeds from sale of common stock and warrants	30,700	568	349
Proceeds from exercises of common stock options and warrants	5,111	1,364	1,053
Contribution from stockholder.	71	—	—

Net cash provided by (used in) financing activities	35,261	(7,220)	1,324

Net increase (decrease) in cash and cash equivalents	13,884	(44,892)	(3,446)
Cash and cash equivalents, beginning of year	92,012	105,896	61,004

Cash and cash equivalents, end of year	$105,896	$61,004	$57,558

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS

GSI Commerce, Inc. (“GSI” or the “Company”), a Delaware corporation, provides an e-commerce platform that enables retailers, branded manufacturers, entertainment companies and professional sports organizations to operate e-commerce businesses. The Company’s e-commerce platform includes Web site design, e-commerce technology, managed hosting, order fulfillment, customer service, merchandising and order management, online merchandising, customer relationship management, content development and online marketing. The Company currently derives virtually all of its revenues from the sale of goods through its partners’ e-commerce businesses, toll-free telephone number sales, bulk sales, business-to-business and group sales and related outbound shipping charges, net of allowances for returns and discounts. The Company also derives revenue from fixed and variable fees earned in connection with the development and operation of partners’ e-commerce businesses and the provision of marketing and other services.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

The following summarize the Company’s significant accounting policies:

Fiscal Year:    During 1999, the Company changed its fiscal year end date from a calendar year end to a year end date representing the Saturday closest to December 31, beginning with the fiscal year ended January 1, 2000. The fiscal year is named for the calendar year ending on that December 31. The effects on results of operations of the one fewer day in each of the fiscal years ended December 29, 2001 and December 28, 2002 and the six additional days in the fiscal year ended January 3, 2004 are not significant.

Basis of Consolidation:    The financial statements presented include the accounts of the Company and all wholly and majority-owned subsidiaries. All significant inter-company balances and transactions among consolidated entities have been eliminated.

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

Fair Values:    The estimated fair value amounts presented in these consolidated financial statements have been determined by the Company using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Such fair value estimates are based on pertinent information available to management as of December 28, 2002 and January 3, 2004, and have not been comprehensively revalued for purposes of these consolidated financial statements since such dates.

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marketable Securities:    Marketable securities, which consist of investments in debt securities, are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded as a component of stockholders’ equity. The Company does not intend to hold its marketable securities for more than one year from the most recent balance sheet date and has therefore classified them as a current asset. Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income or loss. As of December 28, 2002, the Company recorded net unrealized gains on its marketable securities of $57,000. As of January 3, 2004, the aggregate amortized cost of the Company’s marketable securities approximated their aggregate fair value.

Inventory:    Inventory, primarily consisting of sporting goods, athletic equipment, footwear and apparel, and consumer electronics is valued at the lower of cost (determined using the first-in, first-out method) or market. Inherent in this valuation are significant management judgments and estimates, including among others, assessments concerning obsolescence and shrinkage rates. Based upon these judgments and estimates, which are applied consistently from period to period, the Company records a valuation allowance to adjust the carrying amount of its inventory.

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

Change in Accounting for Goodwill and Certain Other Intangibles:    The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” as of July 1, 2001. The Company accounted for its acquisition of Ashford.com, Inc. (“Ashford.com”) under SFAS No. 141 (see Note 3).

Effective December 30, 2001, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under an impairment-only approach, goodwill and certain intangibles are not amortized into results of operations but instead, are reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than their fair value. SFAS No. 142 requires the Company to complete a two-step impairment test of goodwill. The first step, which was required to be completed by June 29, 2002, was to determine if an impairment existed. The second step, which was required to be completed by December 28, 2002 (if necessary), was to measure the impairment. As part of the impairment test, the Company obtained an independent, third-party valuation in order to determine if the fair value of its recorded goodwill was impaired. The valuation incorporated a variety of methodologies to estimate fair value, including comparing the Company’s market capitalization with that of publicly traded companies in similar lines of business, applying price multiples to the Company’s estimated

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

future operating results and estimating discounted cash flows. The Company completed the first step of the impairment test during the three-month period ended June 29, 2002 and found no instances of impairment of its recorded goodwill. Therefore, the second step of the impairment test was not necessary during fiscal 2002. In addition, upon adoption of SFAS No. 142, the Company evaluated its goodwill and intangibles acquired prior to June 30, 2001 using the criteria in SFAS No. 141 and determined that no change in previously recognized goodwill was required.

In connection with the sale of certain assets of Ashford.com in December 2002, the Company disposed of $6.0 million of goodwill associated with the Ashford.com acquisition. The Company determined that its remaining $13.5 million of goodwill should be tested for impairment. As part of the impairment test, the Company obtained an independent, third-party valuation in order to determine if the fair value of its remaining recorded goodwill was impaired. The valuation incorporated a variety of methodologies to estimate fair value, including comparing the Company’s market capitalization with that of publicly traded companies in similar lines of business, applying price multiples to the Company’s estimated future operating results and estimating discounted cash flows. The Company completed the impairment test in December 2002 and found no instances of impairment of its remaining recorded goodwill. In accordance with the provisions of SFAS No. 142, the Company performed an annual impairment test of its recorded goodwill in December 2003 and found no instances of impairment.

The following is a reconciliation of reported net loss to net loss adjusted to reflect the impact of the discontinuance of the amortization of goodwill for the fiscal years ended December 29, 2001, December 28, 2002 and January 3, 2004:

	Fiscal Year Ended
	December 29, 2001	December 28, 2002	January 3, 2004
	(in thousands, except per share amounts)
Net loss:
Reported net loss	$(30,595)	$(33,809)	$(12,062)
Goodwill amortization	710	—	—

Adjusted net loss	$(29,885)	$(33,809)	$(12,062)

Losses per share—basic and diluted:
Reported net loss per share	$(0.90)	$(0.88)	$(0.30)
Goodwill amortization	0.02	—	—

Adjusted losses per share—basic and diluted	$(0.88)	$(0.88)	$(0.30)

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Notes Receivable:    Notes receivable consists primarily of a $4.5 million, five year subordinated secured promissory note, with a stated interest rate of 7%, received in connection with the sale of certain assets of Ashford.com (see Note 3). The note is due in twenty consecutive quarterly principal payments of $225,000 each, beginning March 2003 through December 2007. Accrued interest on the note is payable with each quarterly principal payment. In order to determine the fair value of the note, the Company obtained an independent, third-party valuation. Based upon the valuation, the Company determined that the market interest rate of the note is 12.5% and therefore valued the note at approximately $4.0 million. The balance of the note due was $4.0 million and $3.1 million as of December 28, 2002 and January 3, 2004, respectively, with $900,000 classified as current as of December 28, 2002 and January 3, 2004, respectively. The Company recorded $0 and $313,000 of interest income on the note for the fiscal years ended December 28, 2002 and January 3, 2004, respectively. The $500,000 discount is being amortized over the term of the note and recorded as an increase in interest income. Amortization of the discount was $0 and $180,000 for the fiscal years ended December 28, 2002 and January 3, 2004, respectively.

Notes receivable also consists of a $376,000 full-recourse promissory note with a stated interest rate of 6.71%, received in connection with the acquisition of Ashford.com (see Note 3). The note was entered into by Ashford.com with a member of its Board of Directors in connection with the exercise of options to purchase Ashford.com’s common stock. The balance of the note due was $447,000 and $477,000 as of December 28, 2002 and January 3, 2004, respectively, with $0 and $477,000 classified as current as of December 28, 2002 and January 3, 2004, respectively. The Company recorded $24,000 and $30,000 of interest income on the note for the fiscal years ended December 28, 2002 and January 3, 2004, respectively. The note was originally payable in full by April 2004 but due to the occurrence of an event of acceleration specified in the note, the entire unpaid principal sum of the note and accrued interest was due in March 2003. The Company is attempting to collect all amounts due under the note.

Other Equity Investments:    Other equity investments consist of shares of, and warrants to purchase, Odimo Incorporated (“Odimo”) Series D preferred stock convertible into 19.9% of the fully diluted common shares of Odimo, received in connection with the sale of certain assets of Ashford.com (see Note 3). The Company does not have the ability to exercise significant influence over Odimo and, therefore, the investment is accounted for under the cost method. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. The initial cost of the Company’s investment was determined based on the fair value of the investment at the time of its acquisition. As an observable market price does not exist for equity securities of private companies, estimates of fair value of such securities are more subjective than for securities of public companies. In order to determine the fair value of the investment in Odimo, the Company obtained an independent, third-party valuation. The valuation incorporated a variety of methodologies to estimate fair value, including comparing the security with securities of publicly traded companies in similar lines of business, applying price multiples to estimated future operating results for Odimo and estimating discounted cash flows. Factors affecting the valuation included restrictions on control and marketability of Odimo’s equity securities and other information available to the Company, such as the Company’s knowledge of the industry and knowledge of specific information about Odimo. Using this valuation, the Company determined the estimated fair value of the investment to be approximately $2.2 million.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Assets, Net:    Other assets, net consists primarily of deferred partner revenue share charges, resulting from the exercise of a right to receive 1,600,000 shares of the Company’s common stock in lieu of future cash partner revenue share payments (see Note 7). The 1,600,000 shares of GSI common stock issued are subject to restrictions, including the prohibition of the transfer of such shares. These restrictions lapsed as to 10% of such shares on December 31, 2002, on March 31, 2003, on June 30, 2003, on September 30, 2003 and on December 31, 2003 and will lapse as to an additional 10% of such shares on the last day of each quarter thereafter, becoming free of all such transfer restrictions on March 31, 2005. Deferred partner revenue share charges were $14.1 million, $13.2 million and $11.8 million as of December 29, 2001, December 28, 2002 and January 3, 2004, respectively, and are being amortized as stock-based compensation expense as the partner revenue share expense is incurred. The partner revenue share expense incurred is based on actual revenues recognized in a given period and the imputed partner revenue share percentage, which is based on the value of the Company’s common stock that was issued upon exercise of the right. Stock-based compensation expense related to the amortization of deferred partner revenue share charges was $336,000, $857,000 and $1.4 million for the fiscal years ended December 29, 2001, December 28, 2002 and January 3, 2004, respectively.

Deferred Revenue:    Deferred revenue consists primarily of fees paid in advance to the Company under agreements to manage some aspects of certain partners’ overall e-commerce businesses, including fulfillment, technology and customer service, existing at the balance sheet date. Deferred revenue also consists of amounts received from the sale of gift certificates redeemable through the Company’s partners’ e-commerce businesses.

Net Revenues from Product Sales:    The Company derives its net revenues from product sales from the sale of goods through its partners’ e-commerce businesses, toll-free telephone number sales, bulk sales, business-to-business and group sales and related outbound shipping charges, net of allowances for returns and discounts. Other sources of revenue, including commissions from the sale of gift certificates to the Company’s retail partners’ land-based stores and the sale of advertising on the partners’ Web sites, were not significant for the fiscal years ended December 29, 2001, December 28, 2002 and January 3, 2004.

The Company recognizes revenues from product sales when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured.

The Company recognizes revenue from product sales, net of estimated returns based on historical experience and current trends, upon shipment of products to customers. The Company ships the majority of products from its fulfillment center in Louisville, KY. During the fiscal year ended December 28, 2002, the Company also shipped products from Ashford.com’s jewelry and luxury goods fulfillment center that it formerly maintained in Houston, TX. The Company also relies upon certain vendors to ship products directly to customers on its behalf. The Company acts as principal in these transactions, as orders are initiated directly through the e-commerce businesses that the Company operates, the Company takes title to the goods at the shipping point and has the economic risk related to collection, customer service and returns.

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

The Company pays to its partners a percentage of the revenues generated from the sale of products through the e-commerce businesses that the Company operates in exchange for the rights to use their brand names and the

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

promotions and advertising that its partners agree to provide. The Company refers to these royalty payments as partner revenue share charges. The Company has considered the revenue reduction provisions addressed in EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” which was codified in EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” and believes that the payment of partner revenue share charges, or the issuance of warrants or stock in lieu of cash partner revenue share charges, to its partners should not result in any reduction of revenues. EITF No. 00-25 addresses consideration paid to parties along a distribution chain. The Company purchases merchandise from its vendors, at its discretion, and is responsible for paying those vendors. The amounts purchased and the prices paid to the Company’s vendors are not in any way impacted by the revenue share provisions of the Company’s agreements with its partners. Accordingly, the Company’s partners and vendors are not linked in the distribution chain and the Company believes that the provisions of EITF No. 00-25 do not apply.

Service Fee Revenues:    The Company derives its service fee revenues from fixed and variable fees earned in connection with the development and operation of its partners’ e-commerce businesses and the provision of marketing and other services. The Company recognizes revenues from services provided when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. If the Company receives payments for services in advance, these amounts are deferred and then recognized over the service period. Cost of service fee revenues includes the cost of products sold and inbound freight related to those products, as well as outbound shipping and handling costs, other than those related to promotional free shipping and subsidized shipping and handling which would be included in sales and marketing expense. The Company does not specifically record “Cost of service fee revenues” as these costs are incurred by the Company’s fee-based partners rather than by the Company. Operating expenses relating to service fee revenues consist primarily of personnel and other costs associated with the Company’s engineering, production and creative departments which are included in product development expense, as well as fulfillment costs and personnel and other costs associated with its marketing and customer service departments which are included in sales and marketing expense.

Cost of Revenues from Product Sales:    Cost of revenues from product sales includes the cost of products sold and inbound freight related to these products, as well as outbound shipping and handling costs, other than those related to promotional free shipping and subsidized shipping and handling which are included in sales and marketing expense.

Sales and Marketing:    Sales and marketing expenses include advertising and promotional expenses, including promotional free shipping and subsidized shipping and handling costs, online marketing fees, commissions to affiliates, fulfillment costs, customer service costs, credit card fees, merchandising costs and payroll and related expenses. These expenses also include partner revenue share charges, which are royalty payments made to the Company’s partners in exchange for the use of the partners’ brands, the promotion of their URLs, Web sites and toll-free telephone numbers in their marketing and communications materials, the implementation of programs to provide incentives to customers to shop through the e-commerce businesses that the Company operates for its partners and other programs and services provided to the customers of the e-commerce businesses that the Company operates for its partners. Partner revenue share charges were $3.6 million, $5.7 million and $10.5 million for the fiscal years ended December 29, 2001, December 28, 2002 and January 3, 2004, respectively.

Shipping and Handling Costs:    The Company defines shipping and handling costs as only those costs incurred for a third-party shipper to transport products to the customer and these costs are included in cost of revenues from product sales. In some instances, shipping and handling costs exceed shipping charges to the

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

customer and are subsidized by the Company. Additionally, the Company selectively offers promotional free shipping whereby it ships merchandise to customers free of all shipping and handling charges. The cost of promotional free shipping and subsidized shipping and handling was $960,000, $2.9 million and $1.5 million for the fiscal years ended December 29, 2001, December 28, 2002 and January 3, 2004, respectively, and was charged to sales and marketing expense.

Fulfillment Costs:    The Company defines fulfillment costs as personnel, occupancy and other costs associated with its Kentucky fulfillment center and Ashford.com’s Texas fulfillment center that it formerly maintained, personnel and other costs associated with its logistical support and vendor operations departments and third-party warehouse and fulfillment services costs. Fulfillment costs were $10.0 million, $12.5 million and $15.5 million for the fiscal years ended December 29, 2001, December 28, 2002 and January 3, 2004, respectively, and are included in sales and marketing expense.

Advertising:    The Company expenses the cost of advertising, which includes on-line marketing fees, media, agency and production expenses, in accordance with the AICPA Accounting Standards Executive Committee’s Statement of Position (“SOP”) 93-7, “Reporting on Advertising Costs.” Advertising production costs are expensed the first time the advertisement runs. On-line marketing fees and media (television, radio and print) placement costs are expensed in the month the advertising appears. Agency fees are expensed as incurred. Advertising expense was $5.6 million, $3.4 million and $2.4 million for the fiscal years ended December 29, 2001, December 28, 2002 and January 3, 2004, respectively, and are included in sales and marketing expenses.

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

Restructuring Costs Related to Ashford.com:    Restructuring costs related to Ashford.com, which include termination benefits, contractual obligations, asset impairments and other restructuring costs are recorded at estimated fair value. Key assumptions in calculating the restructuring costs related to Ashford.com included the timing of employee terminations and estimates of the expected salvage value of assets held for disposal. The Company reviews these reserves periodically and adjusts them as necessary.

Stock-Based Compensation:    SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company accounts for stock-based compensation for stock options and warrants issued to non-employees in accordance with SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF No. 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees.” Accordingly, compensation expense for stock options and warrants issued to non-employees is measured using a Black-Scholes multiple

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

option pricing model that takes into account significantly assumptions as to the expected life of the option or warrant, the expected volatility of our common stock and the risk-free interest rate over the expected life of the option or warrant.

The following table illustrates the pro forma net loss and losses per share for the fiscal years ended December 29, 2001, December 28, 2002 and January 3, 2004 as if compensation expense for stock options issued to employees had been determined consistent with SFAS No. 123:

	Fiscal Year Ended
	December 29, 2001	December 28, 2002	January 3, 2004
	(in thousands, except per share amounts)
Net loss, as reported	$(30,595)	$(33,809)	$(12,062)
Add: Stock-based compensation expense included in reported net loss	2,094	(21)	462
Deduct: Total stock-based compensation determined under fair value based method for all awards	(10,034)	(6,508)	(5,030)

Pro forma net loss	$(38,535)	$(40,338)	$(16,630)

Losses per share—basic and diluted:
Net loss per share, as reported	$(0.90)	$(0.88)	$(0.30)

Pro forma net loss per share	$(1.13)	$(1.05)	$(0.42)

The Company also records stock-based compensation as deferred partner revenue share charges are amortized. Stock-based compensation related to the amortization of deferred partner revenue share charges was $336,000, $857,000 and $1.4 million for the fiscal years ended December 29, 2001, December 28, 2002 and January 3, 2004, respectively.

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

New Accounting Pronouncements

Certain Consideration Received from a Vendor:    In November 2002, the EITF reached a consensus on EITF No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF No. 02-16 addresses the accounting of cash consideration received by a customer from a vendor, including vendor rebates and refunds. The consensus reached states that consideration received should be presumed to be a reduction of the prices of the vendor’s products or services and should therefore be shown as a reduction of cost of sales in the income statement of the customer. The presumption could be overcome if the vendor receives an identifiable benefit in exchange for the consideration or the consideration represents a reimbursement of a specific incremental identifiable cost incurred by the customer in selling the vendor’s product or service. If one of these conditions is met, the cash consideration should be characterized as a reduction of those costs in the income statement of the customer. The consensus reached also concludes that if rebates or

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

refunds can be reasonably estimated, such rebates or refunds should be recognized as a reduction of the cost of sales based on a systematic and rational allocation of the consideration to be received relative to the transactions that mark the progress of the customer toward earning the rebate or refund. The effective date of this EITF is for fiscal periods beginning after December 15, 2002. The Company adopted the provisions of this EITF in the first quarter of fiscal 2003 and it did not have a significant impact on the Company’s financial position or results of operations.

Consolidation of Variable Interest Entities:    In January 2003, the FASB issued Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities,” which requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. In December 2003, the FASB then issued FIN No. 46(R) “Consolidation of Variable Interest Entities,” which replaced FIN No. 46. Application of FIN No. 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. The Company adopted the provisions of FIN No. 46 and FIN No. 46(R) effective during fiscal 2003 and it did not have a significant impact on the Company’s financial position or results of operations.

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

Certain Financial Instruments with Characteristics of both Liabilities and Equity:    In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted this statement, including the deferral of certain effective dates as a result of the provisions of FASB Staff Position 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Noncontrolling Interests Under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” in the third quarter of fiscal 2003 and it did not have a significant impact on the Company’s financial position or results of operations.

Other-Than-Temporary Impairment of Certain Investments:    In November 2003, the EITF reached a consensus on EITF No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which establishes additional disclosure requirements for each category of investments in a loss position. Effective for fiscal years ending after December 15, 2003, companies must disclose the aggregate amount of unrealized losses and the aggregate related fair value of investments with unrealized losses, which are required to be segregated by those investments in a loss position for less than twelve months and those in a loss position for greater than twelve months. Certain qualitative disclosures should also be made regarding the information considered in reaching the conclusion that unrealized losses on investments are not other-than-temporary. The Company adopted the provisions of this consensus in fourth quarter of fiscal 2003 and it did not have a significant impact on the Company’s financial position or results of operations.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales Incentives Offered to Consumers by Manufacturers:    In November 2003, the EITF reached a consensus on EITF No. 03-10, “Application of EITF No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers,” which addresses how a reseller should account for the redemption of a manufacturer’s coupon by a consumer at the reseller’s location. The final consensus eliminates the option that permitted resellers to report the value of the consideration received as a reduction in costs of goods sold, but rather requires that such consideration be recorded as revenue. EITF No. 03-10 is applicable to new arrangements, including modifications to existing arrangements, entered into during fiscal periods beginning after November 25, 2003. The Company adopted the provisions of this consensus in the fourth quarter of fiscal 2003 and it did not have a significant impact on the Company’s financial position or results of operations.

NOTE 3—ACQUISITIONS AND DISPOSITIONS

Ashford.com

On March 14, 2002, the Company completed its acquisition of all of the outstanding common stock of Ashford.com pursuant to a definitive merger agreement executed on September 13, 2001. During the three-month period ended September 28, 2002, the Company completed the disposition of a division of Ashford Corporate Gifts, Inc., which is a subsidiary of Ashford.com and in December 2002, the Company sold certain assets of Ashford.com to Odimo Acquisition Corp., a wholly owned subsidiary of Odimo. In conjunction with the sale of certain assets of Ashford.com, the Company also announced and implemented its plan to cease the operations of Ashford.com.

Acquisition of Ashford.com

As consideration for the purchase, the Company issued to the stockholders of Ashford.com $7.1 million in cash and approximately 430,000 shares of the Company’s common stock valued at $6.9 million based on a value of $16.00 per share, which was the average closing price of the Company’s common stock for the period from September 6, 2001 to September 18, 2001.

The acquisition was accounted for under SFAS No. 141 as a purchase, and the acquisition cost of $15.7 million was allocated to the assets acquired and the liabilities assumed based upon estimates of their respective fair values. A total of $8.8 million, representing the excess of the purchase price over fair value of the net assets acquired, was allocated to goodwill.

During the three-month period ended June 29, 2002, the Company obtained a third-party valuation relating to intangible assets acquired from Ashford.com that were initially classified as goodwill pending completion of the valuation. The Company reclassified certain other intangible assets from goodwill and included them in other assets, net. These other intangible assets acquired from Ashford.com consisted of Ashford.com’s customer base and trademarks. The Company recorded the customer base at $1.5 million and the trademarks at $1.6 million, respectively.

The customer base acquired had an estimated useful life of five years and was amortized using the straight-line method. The Company recorded amortization of $233,000 for the fiscal year ended December 28, 2002. The trademarks acquired had an indefinite useful life, and therefore, under SFAS No. 142, they would not have been amortized into results of operations but instead would have been reviewed for impairment and written down and charged to results of operations only in periods in which their recorded value was more than their fair value. These assets were sold in conjunction with the sale of certain assets of Ashford.com described below.

The Company’s consolidated results of operations incorporates Ashford.com’s results of operations commencing on the March 14, 2002 acquisition date.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sale of Ashford.com Assets

During the three-month period ended September 28, 2002, the Company completed the disposition of a division of Ashford Corporate Gifts, Inc., which is a subsidiary of Ashford.com. The Company received $1.2 million in cash proceeds and recognized a gain on the sale of assets of $379,000.

In December 2002, Ashford.com entered into a definitive agreement with Odimo Acquisition Corp., a wholly owned subsidiary of Odimo to sell certain assets of Ashford.com, including Ashford.com’s trademark, URL, other intangible assets and selected inventory. Under the terms of the agreement, the Company received (i) $956,000 in cash, (ii) a $4.5 million, five year subordinated secured promissory note, valued at approximately $4.0 million, (iii) shares of, and warrants to purchase, Odimo’s Series D preferred stock convertible into 19.9% of the fully diluted common shares of Odimo, valued at approximately $2.2 million, and (iv) a right to receive 10% of Odimo’s consolidated EBITDA from 2003 to 2007 up to a maximum aggregate payment of $2.0 million. EBITDA represents earnings (or loss) before interest income/expense, taxes, depreciation and amortization and other non-cash expenses, including stock-based compensation. The sale was completed on December 27, 2002 and the Company recognized a loss on the sale of assets of $2.9 million.

Cessation of Ashford.com Operations

In conjunction with the sale of certain assets of Ashford.com, the Company also announced and implemented its plan to cease the operations of Ashford.com, which accounted for approximately $21.6 million and $1.0 million of the Company’s net revenues in the fiscal years ended December 28, 2002 and January 3, 2004, respectively. This plan involved the liquidation of Ashford.com’s remaining inventory, the closure of its Houston, Texas fulfillment center and offices and the termination of 71 employees. This plan was substantially completed in January 2003. As of January 3, 2004, 71 employees had been terminated and actual termination benefits paid were $417,000.

Costs relating to ongoing operations were not included in restructuring costs related to Ashford.com. In accordance with EITF Issue No. 96-9, “Classification of Inventory Markdowns and Other Costs Associated with a Restructuring,” all inventory adjustments that resulted from the cessation of operations of Ashford.com are included in cost of revenues from product sales and were recorded in December 2002. As of December 28, 2002, inventory write downs resulting from the restructuring totaled $1.2 million. No additional inventory write downs from the restructuring were recorded during the fiscal year ended January 3, 2004.

For the fiscal years ended December 28, 2002 and January 3, 2004, restructuring costs related to Ashford.com were as follows:

	Fiscal Year Ended
	December 28, 2002	January 3, 2004
	(in thousands)
Termination benefits	$417	$—
Contractual obligations	402	74
Asset impairments	849	—
Other restructuring costs	12	—

	$1,680	$74

Termination benefits were comprised of severance-related payments for all employees terminated in connection with the Ashford.com restructuring. The contractual obligations related to agreements entered into by

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Ashford.com prior to the sale of assets to Odimo Acquisition Corp. Asset impairments relate to the closure of Ashford.com’s fulfillment center and offices. For assets held for disposal as of December 28, 2002, the Company estimated the fair value based on expected salvage value less costs to sell, and the carrying amount of these assets held for disposal was not significant. Other restructuring costs include expenses which were directly attributable to the cessation of operations of Ashford.com.

At January 3, 2004, the accrued liability associated with the cessation of Ashford.com operations was $370,000 and consisted of the following (in thousands):

	Balance at December 28, 2002	Subsequent Accruals, net	Non-Cash Settlements and Other Adjustments	Payments	Balance at January 3, 2004	Due Within 12 Months	Due After 12 Months
Termination benefits. . .	$417	$—	$—	$(417)	$—	$—	$—
Contractual obligations…	402	74	—	(106)	370	370	—
Other restructuring costs	12	—	—	(12)	—	—	—

	$831	$74	$—	$(535)	$370	$370	$—

NOTE 4—MARKETABLE SECURITIES

Marketable securities, at estimated fair value, consist of the following:

	December 28, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Auction preferred stock	$1,500	$—	$—	$1,500
U.S. government agency securities	9,986	57	—	10,043

	$11,486	$57	$—	$11,543

	January 3, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Estimated Fair Value
	(in thousands)
Corporate bonds	$2,908	$7	$(10)	$2,905
U.S. government agency securities	9,004	12	(9)	9,007

	$11,912	$19	$(19)	$11,912

(1)	The fair value of marketable securities with loss positions was $6.1 million and the gross unrealized losses on these marketable securities were $19,000 as of January 3, 2004. The Company considered the nature of these marketable securities, which are primarily U.S. government agency securities, the amount of the impairments relative to the carrying value of the related investments and the duration of the impairments, which are all less than twelve months, and concluded that the impairments were not other than temporary.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and estimated fair value of investments in debt securities as of January 3, 2004, by contractual maturity, are as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due within one year	$1,909	$1,919
Due after one year through two years	10,003	9,993

	$11,912	$11,912

NOTE 5—PROPERTY AND EQUIPMENT

The major classes of property and equipment, at cost, as of December 28, 2002 and January 3, 2004 are as follows:

	December 28, 2002	January 3, 2004
	(in thousands)
Computer hardware and software	$37,686	$44,113
Building and building improvements	20,773	20,977
Furniture, warehouse and office equipment	4,822	6,712
Land	3,663	3,663
Leasehold improvements	421	413
Construction in progress	468	655

	67,833	76,533
Less: Accumulated depreciation and amortization	(19,164)	(31,693)

Property and equipment, net.	$48,669	$44,840

NOTE 6—LEASES

Capital Leases

During the fourth quarter of fiscal 2000, the Company entered into various capital leases for computer hardware and furniture. As of January 3, 2004, no capital leases remained. The Company’s net investment in these capital leases as of January 3, 2004 was $347,000, which is included in property and equipment. Interest expense recorded on the capital leases for the fiscal years ended December 29, 2001, December 28, 2002 and January 3, 2004 was $116,000, $59,000 and $0, respectively.

Operating Leases

The Company leases its Melbourne, FL customer contact center as well as additional office space and certain fixed assets under noncancellable operating leases. The Company previously leased Ashford.com’s Houston, TX fulfillment center and offices that it formerly maintained and its former Louisville, KY retail store until the first quarter of fiscal 2003. The Company also previously leased its Louisville, KY fulfillment center until April 2002, at which time it was purchased by the Company. Rent expense under operating lease agreements was $1.8 million, $2.3 million and $1.3 million for the fiscal years ended December 29, 2001, December 28, 2002 and January 3, 2004, respectively.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments under operating leases as of January 3, 2004 are as follows:

Operating Leases
(in thousands)
2004	$1,335
2005	1,194
2006	692
2007	259
2008	259

Total future minimum lease payments	$3,739

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

The remaining 200 shares of Series A preferred stock held by the Company were retired during the three-month period ended September 27, 2003.

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

Employee Stock Purchase Plan:

In March 2000, the Company’s board of directors adopted, and in May 2000, the Company’s stockholders approved, the 2000 Employee Stock Purchase Plan (the “ESPP”). A total of 400,000 shares of common stock are authorized for issuance under the ESPP, plus an annual increase equal to the lesser of (i) 50,000 shares, or (ii) such smaller number of shares as determined by the board of directors; provided that the total aggregate number of shares issuable under the ESPP may not exceed 900,000 shares. The ESPP is implemented by the periodic offerings of rights to all eligible employees from time to time, as determined by the board of directors. The maximum period of time for an offering is 27 months. The purchase price per share at which common stock is sold in an offering is established by the board of directors prior to the commencement of the offering, but such price may not be less than the lower of (i) 85% of the fair market value of a share of common stock on the date the right to purchase such shares was granted (generally the first day of the offering) or (ii) 85% of the fair market value of a share of common stock on the applicable purchase date. As of December 28, 2002 and January 3, 2004, 399,201 shares and 548,948 shares, respectively, of common stock had been issued under the ESPP. Currently, there are no shares authorized for issuance under the ESPP by the board of directors.

Treasury Stock:

On August 20, 2003, the Company’s Board of Directors approved the retirement of 73,000 shares of treasury stock held by the Company. The treasury stock was retired during the three-month period ended September 27, 2003.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes the stock option activity for the fiscal years ended December 29, 2001, December 28, 2002 and January 3, 2004:

	Fiscal Year Ended
	December 29, 2001		December 28, 2002		January 3, 2004
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Outstanding, beginning of fiscal year	4,552	$9.29	5,527	$8.02	5,369	$8.30
Granted	2,640	7.02	856	12.58	2,035	9.02
Exercised	(889)	5.73	(270)	4.73	(194)	5.15
Cancelled	(776)	16.21	(744)	12.85	(494)	12.12

Outstanding, end of fiscal year	5,527	8.02	5,369	8.30	6,716	8.37

Exercisable, end of fiscal year.	1,972	8.82	2,594	8.35	3,837	8.39

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the warrant activity for the fiscal years ended December 29, 2001, December 28, 2002 and January 3, 2004:

	Fiscal Year Ended
	December 29, 2001		December 28, 2002		January 3, 2004
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Outstanding, beginning of fiscal year	7,251	$9.50	7,817	$9.27	7,082	$9.25
Granted	1,237	7.48	—	—	—	—
Exercised	(70)	7.27	(330)	9.32	(13)	5.00
Cancelled	(601)	7.93	(405)	9.67	(6,266)	9.46

Outstanding, end of fiscal year	7,817	9.27	7,082	9.25	803	7.68

Exercisable, end of fiscal year.	7,567	9.50	6,882	9.44	603	9.40

During the fiscal year ended January 3, 2004, the Company granted to employees options to purchase an aggregate of 1,961,500 shares of the Company’s common stock at prices ranging from $2.34 to $12.34 per share and granted to directors options to purchase an aggregate of 73,750 shares of the Company’s common stock at prices ranging from $3.10 to $11.66 per share. The weighted average fair value and the weighted average exercise price of the options granted with exercise prices at the then-current market prices of the underlying stock during the fiscal year ended January 3, 2004 was $3.48 and $5.42 per share, respectively. The weighted average fair value and the weighted average exercise price of the options granted with exercise prices above the then-current market prices of the underlying stock during the fiscal year ended January 3, 2004 was $5.78 and $10.00 per share, respectively. For the fiscal year ended January 3, 2004, the Company recorded $563,000 of stock-based compensation expense relating to options and restricted stock, $462,000 relating to employees and $101,000 relating to consultants.

During the fiscal year ended December 28, 2002, the Company granted to employees options to purchase an aggregate of 807,470 shares of the Company’s common stock at prices ranging from $4.03 to $19.94 per share and granted to directors options to purchase an aggregate of 48,750 shares of the Company’s common stock at a price of $14.68 per share. The weighted average fair value and the weighted average exercise price of the options granted with exercise prices at the then-current market prices of the underlying stock during the fiscal year ended December 28, 2002 was $8.66 and $12.45 per share, respectively. For the fiscal year ended December 28, 2002, the Company recorded a reduction of $508,000 in stock-based compensation expense relating to options and restricted stock, $21,000 relating to employees and $487,000 relating to consultants.

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information regarding options and warrants outstanding and exercisable as of January 3, 2004:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$ 1.00 – $ 5.30	1,583	6.64	$3.45	1,000	$3.73
$ 5.31 – $ 6.20	1,819	6.37	5.69	1,115	5.70
$ 6.38 – $10.00	2,973	5.63	9.08	1,465	8.59
$10.60 – $24.69	1,130	6.04	16.02	846	16.17
$30.56 – $74.54	14	2.78	38.59	14	38.59

$ 1.00 – $74.54	7,519	6.07	8.30	4,440	8.52

As of January 3, 2004, 599,041 shares of common stock were available for future grants under the Plans.

The fair value of options and restricted stock granted under the Plans during the fiscal years ended December 29, 2001, December 28, 2002 and January 3, 2004 were estimated on the date of grant using the Black-Scholes multiple option pricing model, with the following weighted average assumptions:

	Fiscal Year Ended
Assumption	December 29, 2001	December 28, 2002	January 3, 2004
Dividend yield	None	None	None
Expected volatility	99.00%	102.00%	104.00%
Average risk free interest rate	3.75%	3.59%	2.63%
Average expected lives	3.41 years	3.93 years	3.41 years

No warrants were granted or issued by the Company during the fiscal years ended December 28, 2002 and January 3, 2004. The fair value of warrants granted and issued during the fiscal year ended December 29, 2001 were estimated on the date of grant using the Black-Scholes multiple option pricing model, with the following range of assumptions:

Assumption	Fiscal Year Ended December 29, 2001
Dividend yield	None
Expected volatility	90.00%–119.00%
Average risk free interest rate	3.58%–4.81%
Average expected lives	1.00–5.00 years

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—INCOME TAXES

The loss from continuing operations before income taxes and the related benefit from income taxes were as follows:

Fiscal Year Ended
	December 29, 2001	December 28, 2002	January 3, 2004
(in thousands)
Loss from continuing operations before income taxes:
Domestic	$30,595	$33,809	$12,062
Foreign	—	—	—

Total	$30,595	$33,809	$12,062

Benefit from income taxes:
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

Total Current	$—	$—	$—

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

Total Deferred	$—	$—	$—

Total:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

Total	$—	$—	$—

For the fiscal years ended December 29, 2001, December 28, 2002 and January 3, 2004, the Company had no provision for federal and state income taxes.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The significant components of net deferred tax assets and liabilities as of December 29, 2001, December 28, 2002 and January 3, 2004 consisted of the following:

	Fiscal Year Ended
	December 29, 2001	December 28, 2002	January 3, 2004
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$58,345	$171,089	$174,249
Deferred revenue	3,334	6,106	6,104
Employee benefits	2,632	193	248
Inventory	692	1,152	1,149
Prepaid expenses	143	—	—
Depreciation	1,332	2,841	914
Provision for doubtful accounts	611	2,137	1,556

Gross deferred tax assets	67,089	183,518	184,220
Deferred tax liabilities:
Prepaid expenses	—	(166)	—

Net deferred tax assets and liabilities	67,089	183,352	184,220
Valuation allowance	(67,089)	(183,352)	(184,220)

Net deferred tax asset	$—	$—	$—

Due to the uncertainty surrounding the realization of the Company’s tax attributes in future income tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets. As of January 3, 2004, the Company had available net operating loss carryforwards of approximately $428.1 million which expire in the years 2004 through 2023. The use of certain net operating loss carryforwards are subject to annual limitations based on ownership changes of the Company’s stock, as defined by Section 382 of the Internal Revenue Code. The Company expects that net operating losses of approximately $243.2 million will expire before they can be utilized.

The differences between the statutory federal income tax rate and the effective income tax rate are provided in the following reconciliation:

	Fiscal Year Ended
	December 29, 2001	December 28, 2002	January 3, 2004
Statutory federal income tax rate	(34.0)%	(34.0)%	(34.0)%
Increase (decrease) in taxes resulting from:
Valuation allowance	32.9%	33.7%	33.4%
Nondeductible amortization	0.8%	—	—
Other	0.3%	0.3%	0.6%

Effective income tax rate	0.0%	0.0%	0.0%

NOTE 10—LOSSES PER SHARE

Losses per share have been computed in accordance with SFAS No. 128, “Earnings Per Share”. Basic and diluted losses per share are computed by dividing net loss by the weighted average number of shares of common

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock outstanding during the fiscal year. Outstanding common stock options and warrants have been excluded from the calculation of diluted losses per share because their effect would be antidilutive.

The amounts used in calculating losses per share data are as follows:

	Fiscal Year Ended
	December 29, 2001	December 28, 2002	January 3, 2004
	(in thousands)
Net loss	$(30,595)	$(33,809)	$(12,062)

Weighted average shares outstanding—basic and diluted	34,033	38,566	39,638

Outstanding common stock options having no dilutive effect	5,527	5,369	6,716

Outstanding common stock warrants having no dilutive effect	7,817	7,082	803

NOTE 11—COMPREHENSIVE LOSS

The following table summarizes the components of comprehensive loss:

	Fiscal Year Ended
	December 29, 2001	December 28, 2002	January 3, 2004
	(in thousands)
Net loss	$(30,595)	$(33,809)	$(12,062)
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	—	57	(57)

Other comprehensive income (loss)	—	57	(57)

Comprehensive loss	$(30,595)	$(33,752)	$(12,119)

NOTE 12—SIGNIFICANT TRANSACTIONS/CONCENTRATIONS OF CREDIT RISK

Net revenues included $6.1 million, $2.5 million and $0 for the fiscal years ended December 29, 2001, December 28, 2002 and January 3, 2004, respectively, related to bulk sales to one entity. As of December 28, 2002 and January 3, 2004, the amount included in accounts receivable related to these bulk sales was $2.6 million and $0, respectively.

Net revenues included $19.1 million, $8.3 million and $0 for the fiscal years ended December 29, 2001, December 28, 2002 and January 3, 2004, respectively, from sales of one of the Company’s partner’s products sold primarily through its direct response television campaigns in addition to Web site and toll-free number sales. As of January 3, 2004, the amount included in accounts receivable related to these sales was $0.

As of December 28, 2002 and January 3, 2004, the Company had $9.5 million and $3.4 million, respectively, of operating cash and $63.0 million and $66.1 million, respectively, of cash equivalents and marketable securities invested with three financial institutions, which are potentially subject to credit risk. The composition of these investments are regularly monitored by management of the Company.

NOTE 13—MAJOR SUPPLIERS AND CUSTOMERS/ECONOMIC DEPENDENCY

During the fiscal year ended January 3, 2004, the Company purchased inventory from one supplier amounting to $50.4 million or 37% of total inventory purchased.

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

For the fiscal year ended December 28, 2002, net revenues included $23.6 million or 14% from Kmart Corporation (“Kmart”). The Company operates the e-commerce business for Bluelight.com (“Bluelight”), a subsidiary of Kmart. In March 2003, the Company and Bluelight modified their agreement to shorten the term, eliminate the last two of eight fixed fee payments required under the agreement and provide for early termination rights for both the Company and Bluelight. The Company will, however, continue to receive a percentage of sales through the Kmart Web site for the services that the Company provides under this agreement.

No other customer accounted for more than 10% of net revenues for any period presented.

NOTE 14—COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved in various litigation incidental to its current and discontinued businesses, including alleged infringement of intellectual property rights of third parties, contractual claims and claims relating to the manner in which goods are sold through its e-commerce platform.

While the Company sold certain assets of Ashford.com, Inc. in December 2002, Ashford.com continues to be a party to certain litigation that was commenced prior to the Company’s acquisition of Ashford.com in March 2002. Since July 11, 2001, several stockholder class action complaints have been filed in the United States District Court of the Southern District of New York against Ashford.com, several of Ashford.com’s officers and directors, and various underwriters of Ashford.com’s initial public offering. The purported class actions have all been brought on behalf of purchasers of Ashford.com common stock during various periods beginning on September 22, 1999, the date of Ashford.com’s initial public offering. The plaintiffs allege that Ashford.com’s prospectus, included in Ashford.com’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, certain fees and commissions collected by the underwriters or arrangements designed to inflate the price of the common stock. The plaintiffs further allege that because of these purchases, Ashford.com’s post-initial public offering stock price was artificially inflated. As a result of the alleged omissions in the prospectus and the purported inflation of the stock price, the plaintiffs claim violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. The complaints have been consolidated into a single action, and the consolidated cases against Ashford.com have been consolidated with similarly consolidated cases filed against 308 other issuer defendants for the purposes of pretrial proceedings. The claims against Ashford.com’s officers and directors were dismissed in exchange for tolling agreements which permit the refiling of claims against officers and directors at a later date. A motion to dismiss filed on behalf of all issuer defendants, including Ashford.com, was denied in all aspects relevant to Ashford.com on February 19, 2003. Ashford.com and its insurers have entered into a memorandum of understanding regarding terms for settlement of this suit. Under the settlement, plaintiffs’ claims against Ashford.com and other issuers will be dismissed in exchange for certain consideration from the issuers’ insurers and for the issuers’ assignment to plaintiffs of certain potential claims against the underwriters of the relevant initial public offerings. Formal documentation of the settlement contemplated by the memorandum of understanding is currently in progress. In the event that a settlement is not finalized, the Company believes that Ashford.com has defenses against these actions.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2003, the Company learned that it, along with several of its partners, were named in an action in the Circuit Court of Cook County, Illinois, by a private litigant who is alleging that the Company, along with certain of its partners, wrongfully failed to collect and remit sales and use taxes for sales of personal property to customers in Illinois and knowingly created records and statements falsely stating the Company was not required to collect or remit such taxes. The complaint seeks injunctive relief, unpaid taxes, interest, attorneys’ fees, civil penalties of up to $10,000 per violation, and treble damages under the Illinois Whistleblower Reward and Protection Act. The Company is aware that this same private litigant has filed similar actions against retailers in other states, and it may be possible that the Company and/or partners may have been or may be named in similar cases in other states. The Company does not believe that it is liable under existing laws and regulations for any failure to collect sales or other taxes relating to internet sales and intends to vigorously defend itself in this matter.

The Company does not believe, based on current knowledge, that any of the foregoing claims are likely to have a material adverse effect on its business, financial position or results of operations. However, the Company may incur substantial expenses and devote substantial time to defend third-party claims whether or not such claims are meritorious. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability, and may be required to implement expensive changes in its business practices or enter into costly royalty or licensing agreements. Any of these could have a material adverse effect on the Company’s business, financial position or results of operations.

Employment Agreements

As of January 3, 2004, the Company had employment agreements with several of its employees for an aggregate annual base salary of $2.4 million plus bonuses and increases in accordance with the terms of the agreements. Remaining terms of such contracts range from less than one to three years.

Advertising and Media Agreements

As of January 3, 2004, the Company was contractually committed for the purchase of future advertising totaling approximately $311,000 through the fiscal year ending January 1, 2005. The expense related to these commitments will be recognized in accordance with the Company’s accounting policy related to advertising (see Note 2).

Partner Revenue Share Payments

As of January 3, 2004, the Company was contractually committed to minimum cash revenue share payments of $375,000 per fiscal quarter through July, 2011 and a minimum cash revenue share payment of $325,000 in July, 2004.

Partner Relationships

The Company operates e-commerce businesses for its partners pursuant to contractual agreements. The Company generally operates each of these e-commerce businesses based on one of three models, or a combination of those models — GSI-owned inventory model, partner-owned inventory model or business-to-business model.

GSI-Owned Inventory Model — The Company selects and purchases inventory from vendors, sells the inventory directly to customers through its e-commerce platform, records revenues generated from the sale of products through its e-commerce platform and generally pays a percentage of those revenues to the respective

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

partners in exchange for the rights to use their brand names and logos and the promotions and advertising that the Company’s partners agree to provide. In addition, for its sporting goods partners, the Company centralizes inventory management across multiple partner businesses increasing the frequency of inventory turns and thus reducing obsolescence risk and financing costs. The Company has a buying and merchandising organization that buys and sources products in the following merchandise categories: sporting goods, consumer electronics, general merchandise and branded and unique licensed entertainment products. For products from its inventory, the Company establishes the prices for products that it offers through its e-commerce platform. For its retail partners, to the extent possible, the Company strategically prices these products to be consistent with the prices in its partners’ retail stores or other selling venues. Accordingly, the Company may maintain different pricing for the same products across its partners’ e-commerce platform and between the Company’s e-commerce platform and its partners’ retail stores and other selling venues.

Partner-Owned Inventory Model — The Company manages certain aspects of its partners’ overall e-commerce businesses in exchange for a combination of fixed and/or variable service fees usually calculated as a percentage of sales. The Company’s partners select the merchandise to be sold, buy and own all or a portion of the inventory and provide offline marketing support. The partner is the seller of the merchandise and establishes the prices.

Business-to-Business Model — The Company generally provides a product information database to these partners which they use to merchandise certain departments of their e-commerce businesses. These partners process orders on their Web sites and deliver the orders to the Company electronically. The Company then sells the products from its inventory or through its network of drop shippers and transfers title to the partners at a predetermined price. The orders are then sent to customers on behalf of these partners. These partners perform all of their own customer service.

NOTE 15—SAVINGS PLAN

The Company sponsors a voluntary defined contribution savings plan covering all U.S. employees. Company contributions to the plan for each employee may not exceed 3.0% of the employee’s annual salary. Total Company contributions were $269,000, $396,000 and $419,000 for the fiscal years ended December 29, 2001, December 28, 2002 and January 3, 2004, respectively.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Fiscal Year Ended
	December 29, 2001	December 28, 2002	January 3, 2004
	(in thousands)
Cash paid during the year for interest.	$608	$749	$—
Acquisition of Ashford.com:
Fair value of assets acquired (including goodwill)	$—	$27,575	$—
Liabilities assumed	—	(11,834)	—
Stock issued	—	(6,881)	—

Cash paid	—	8,860	—
Cash acquired	—	—	—

Net cash paid for acquisition of Ashford.com	$—	$8,860	$—

Noncash Investing and Financing Activities:

Net unrealized gains (losses) on available-for-sale securities	$—	$57	$(57)
Receipt of a promissory note in connection with the sale of certain assets of Ashford.com	$—	$3,976	$—
Receipt of shares of, and warrants to purchase, Odimo’s Series D preferred stock in connection with the sale of certain assets of Ashford.com	$—	$2,159	$—
Issuance of common stock upon exercises of options granted to employees of the discontinued operations	$638	$4	$3
Issuance of common stock upon the exercise of a right in lieu of future cash partner revenue share payments	$14,400	$—	$—

NOTE 17—BUSINESS SEGMENTS

The Company operates in one principal business segment which provides an e-commerce platform that enables retailers, branded manufacturers, entertainment companies and professional sports organizations to operate e-commerce businesses. The Company’s e-commerce platform includes Web site design, e-commerce technology, managed hosting, order fulfillment, customer service, merchandising and order management, online merchandising, customer relationship management, content development and online marketing. The Company currently derives virtually all of its revenues from the sale of goods through its partners’ e-commerce businesses, toll-free telephone number sales, bulk sales, business-to-business and group sales and related outbound shipping charges, net of allowances for returns and discounts. The Company also derives revenue from fixed and variable fees earned in connection with the development and operation of partners’ e-commerce businesses and the provision of marketing and other services. All of the Company’s net revenues and operating results are in the United States and Canada. Net revenues and operating results in Canada are not significant. All of the Company’s identifiable assets are in the United States.

NOTE 18—RELATED PARTY TRANSACTIONS

The Company has entered into a strategic alliance to provide technology, procurement and fulfillment services for QVC, Inc. Interactive Technology Holdings, LLC, which is a major stockholder of the Company, is a joint venture company of Comcast Corporation and QVC. The Company recognized net revenues of $1.8 million, $2.7 million and $2.1 million on sales to this related party for the fiscal years ended December 29, 2001,

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2002 and January 3, 2004, respectively. The terms of these sales are comparable to those with other business-to-business partners of the Company. As of January 3, 2004, the amount included in accounts receivable was $436,000 related to these sales. In the three month period ended September 27, 2003, the Company took a charge of $325,000 for the settlement of disputed amounts billed to QVC for product and shipping costs.

In the fiscal year ended January 3, 2004, the Company entered into an agreement with QVC pursuant to which QVC will provide shipping services to the Company in exchange for variable fees. The Company incurred fees of $484,000 for the fiscal year ended January 3, 2004 of which $414,000 related directly to products shipped and was charged to cost of revenues from product sales and $70,000 related to professional services provided and was charged to sales and marketing expense.

NOTE 19—NOTE PAYABLE

On April 20, 2000, the Company entered into a $5.3 million mortgage note collateralized by the land, building and improvements of its corporate headquarters which have a carrying value of $7.4 million. The mortgage note had a term of ten years and bore interest at 8.49% per annum. In November 2002, the Company pre-paid the $5.2 million outstanding principal balance remaining on the mortgage note. In connection with the early retirement of the mortgage note, the Company paid a $250,000 early termination fee, which is recorded in interest expense. The Company recorded $453,000, $690,000 and $0 of interest expense related to this note during the fiscal years ended December 29, 2001, December 28, 2002 and January 3, 2004, respectively.

NOTE 20—QUARTERLY RESULTS (UNAUDITED)

The following tables contain selected unaudited Statement of Operations information for each quarter of the fiscal years ended December 28, 2002 and January 3, 2004. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	For the Fiscal Year Ended December 28, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net revenues	$31,925	$33,069	$32,323	$75,321

Gross profit	$11,570	$12,670	$12,066	$22,074

Net loss	$(5,305)	$(5,167)	$(8,565)	$(14,722)

Losses per share—basic and diluted(1):
Net loss	$(0.14)	$(0.13)	$(0.22)	$(0.38)

Weighted average shares outstanding—basic and diluted	38,050	38,674	38,769	38,771

(1)	The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Concluded)

	For the Fiscal Year Ended January 3, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net revenues	$48,879	$50,348	$47,483	$95,209

Gross profit	$17,026	$17,041	$16,705	$36,416

Net income (loss)	$(5,483)	$(3,777)	$(5,545)	$2,743

Income (losses) per share—basic and diluted(1):
Net income (loss)	$(0.14)	$(0.10)	$(0.14)	$0.07

Weighted average shares outstanding—basic	38,784	38,838	40,109	40,737

Weighted average shares outstanding—diluted	38,784	38,838	40,109	42,180

(1)	The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

NOTE 21—SUBSEQUENT EVENT

On March 16, 2004, a wholly-owned subsidiary of the Company entered into an agreement to purchase a new corporate headquarters in King of Prussia, Pennsylvania and to obtain an option to purchase an additional parcel of land. The Company expects to close on the purchase in early May 2004. The Company has a thirty day period beginning on the signing date to investigate the property and may elect to terminate this agreement for any reason prior to the end of such thirty day period without any penalty or further obligation. The purchase price for the building is $17.0 million. The Company will be required to invest in the building in order to occupy it. The Company expects to spend $3.0 to $5.0 million in building improvements and expects that it will finance a portion of the purchase price and improvements through a mortgage financing, although there can be no guarantee that the Company will find financing on favorable terms.