Form 10-K/A
period 2004-01-03
GSI COMMERCE INC
filed 2004-05-03
CIK 828750

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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of the close of business on July 3, 2003, was approximately $85,457,281.(1) There were 40,981,265 shares of the registrant’s Common Stock outstanding as of the close of business on April 28, 2004.

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

TABLE OF CONTENTS

For all years prior to 1999, our fiscal year ended on December 31. Effective for 1999, we changed our fiscal year from the last day of December to the Saturday nearest the last day of December. Accordingly, references to fiscal 1999, fiscal 2000, fiscal 2001, fiscal 2002, fiscal 2003 and fiscal 2004 refer to the years ended January 1, 2000, December 30, 2000, December 29, 2001, December 28 2002, January 3, 2004 and the year ending January 1, 2005.

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

EXPLANATORY NOTE

In accordance with instruction G(3) to Form 10-K, GSI Commerce, Inc. is amending its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2004 to provide the information required in Part III, Items 10, 11, 12, 13 and 14 and to amend Part IV, Item 15.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning GSI’s directors. Our directors are serving one-year terms ending at the 2004 Annual Meeting and until their respective successors are elected and qualified.

Name	Age(1)	Position(s) Held in the Company	Director Since
Michael G. Rubin	31	Chairman, President and Chief Executive Officer	1995
Kenneth J. Adelberg(2)	51	Director	1995
M. Jeffrey Branman(2)	48	Director	2001
Ronald D. Fisher	56	Director	2000
Harvey Lamm(2)	68	Director	1998
Mark S. Menell	39	Director	2000
Michael S. Perlis(2)	51	Director	2001
Jeffrey F. Rayport(2)	44	Director	1999

(1)	As of March 30, 2004
(2)	Member of Compensation Committee

Michael G. Rubin has served as GSI’s Chairman of the Board and Chief Executive Officer since July 1995 and as GSI’s President since June 2000. Mr. Rubin was named Entrepreneur of the Year in 1994 and 2000 at the Greater Philadelphia Entrepreneur of the Year Awards sponsored by Ernst & Young. Mr. Rubin attended Villanova University, Villanova, Pennsylvania.

Kenneth J. Adelberg has been one of GSI’s directors since July 1995. Mr. Adelberg has served as President and Chief Executive Officer of HiFi House Group of Companies, a privately-held consumer electronics retailer based in Broomall, Pennsylvania, since 1987. Mr. Adelberg was a founding stockholder of US Wats, Inc., a publicly-traded company specializing in business telecommunications services, located in Bala Cynwyd, Pennsylvania, which was established in 1989. Mr. Adelberg is a founding stockholder and director of Republic Bank, Philadelphia, Pennsylvania, a publicly-traded bank which has been in operation since 1989. Mr. Adelberg is also a director of Trackpower, Inc. and Wireless Age Communications, Inc. Mr. Adelberg holds Bachelor of Science degrees in Biophysics and Physiological Psychology from Pennsylvania State University and attended the MBA program at Drexel University, Philadelphia, Pennsylvania.

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

Ronald D. Fisher has been one of GSI’s directors since March 2000. Mr. Fisher currently serves as the Vice Chairman of SOFTBANK Holdings Inc. and SOFTBANK Corp. and a managing general partner of SOFTBANK Capital Partners LP, a late-stage private equity organization. He joined SOFTBANK in October 1995. From January 1990 to September 1995, Mr. Fisher was Chief Executive Officer of Phoenix Technologies, Ltd., a developer and marketer of system software products. Mr. Fisher is also a director of SOFTBANK Corporation, E*TRADE Group, Inc., InsWeb Corporation, and Vie Financial Group, Inc. Mr. Fisher received a Bachelor of Commerce degree from the University of Witwaters in South Africa and an MBA from Columbia University.

Harvey Lamm has been one of GSI’s directors since April 1998. Mr. Lamm has served as a director and Chief Executive Officer of Vintek Corporation, a privately-held company based in Philadelphia, Pennsylvania, since 1996. Vintek specializes in automated title management and the development of tools to reduce cost and manage risk for automotive finance institutions. From 1990 to 1996, Mr. Lamm spent his time managing his investments. From 1967 until 1990, Mr.

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

Mark S. Menell has been one of GSI’s directors since April 2000. Mr. Menell has been a partner of Rustic Canyon Partners since January 2000. From August 1990 to January 2000, Mr. Menell was an investment banker at Morgan Stanley & Co. Incorporated, most recently as Principal and co-head of Morgan Stanley’s Technology Mergers and Acquisitions Group, based in Menlo Park, CA. Mr. Menell received a B.A. magna cum laude in economics from the University of Pennsylvania and a B.S. magna cum laude in finance and an MBA from the University of Pennsylvania’s Wharton School of Business.

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

Dr. Jeffrey F. Rayport has been one of GSI’s directors since April 1999. Dr. Rayport has been Chairman of Marketspace LLC, an information industries strategy and research business of Monitor Group, headquartered in Cambridge, Massachusetts, since October 2003 and was Chief Executive Officer of Marketspace from September 1998 to October 2003. Dr. Rayport has also been a faculty member in the Service Management Unit at the Harvard Business School since prior to 1995. Dr. Rayport went on leave from the Harvard Business School in September 1998. Dr. Rayport earned an A.B. from Harvard College, an M.Phil. in International Relations at the University of Cambridge and an A.M. in the History of American Civilization and a Ph.D. in Business History at Harvard University. Dr. Rayport is also a director of MarketWatch.com, Inc. and ValueClick Inc.

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

Information concerning our executive officers who are not also directors is included in Part I, Item 4.1 of GSI’s Annual Report on Form 10-K, filed with the SEC on March 18, 2004.

Audit Committee

The Board of Directors has established an Audit Committee. Messrs. Branman, Lamm and Menell are members of the Audit Committee. The Board has determined that Messrs. Branman and Menell are each an Audit Committee Financial Expert.

Voting Agreements

Mr. Rubin entered into a voting agreement, dated as of May 1, 2000, in favor of SOFTBANK, pursuant to which, among other things, Mr. Rubin agreed that he would vote all shares of GSI’s Common Stock then held by him in favor of election to the Board of Directors of the directors that SOFTBANK would be entitled to designate. In addition, Mr. Rubin agreed not to take any action to remove any director of GSI designated by SOFTBANK.

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

Mr. Rubin entered into a voting agreement, dated as of May 1, 2000, in favor of Rustic Canyon, pursuant to which, Mr. Rubin agreed, among other things, that he would vote all shares of GSI’s Common Stock then held by him in favor of election to the Board of Directors of the director that Rustic Canyon would be entitled to designate and who has been identified by Rustic Canyon as nominee for such purpose. In addition, Mr. Rubin agreed not to take any action to remove, with or without cause, any director of GSI designated by Rustic Canyon.

Mr. Rubin and ITH entered into a voting agreement, dated as of September 13, 2000, whereby (i) Mr. Rubin agreed, among other things, that he would vote all of his shares of GSI’s Common Stock in favor of election to GSI’s Board of Directors of the directors that ITH would be entitled to designate, and (ii) ITH agreed, among other things, that ITH would vote all of its shares of GSI’s Common Stock in favor of election to GSI’s Board of Directors of certain Continuing Directors (as such term is defined therein).

SOFTBANK and ITH also entered into a voting agreement, dated September 13, 2000, whereby (i) SOFTBANK agreed, among other things, that SOFTBANK would vote all of its shares of GSI’s Common Stock in favor of election of GSI’s Board of Directors of the directors that ITH would be entitled to designate, and (ii) ITH agreed, among other things, that ITH would vote for all of its shares of GSI’s Common Stock in favor of election to GSI’s Board of Directors of the directors that SOFTBANK would be entitled to designate.

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

To GSI’s knowledge, based solely on a review of the copies of such reports furnished to GSI and written representations that no other reports were required, all Section 16(a) filing requirements applicable to GSI’s executive officers, directors and greater than 10% beneficial stockholders were complied with during fiscal 2003, except that the following reports were not timely filed: Michael R. Conn, Jordan M. Copland, Steven C. Davis, Harvey Lamm, Robert W. Liewald, Arthur H. Miller, Damon Mintzer, Mark S. Reese, Michael G. Rubin and Joseph N. Seibert each inadvertently filed late their Forms 4 relating to a grant of options to purchase common stock.

Code of Ethics

GSI adopted a Finance Code of Professional Conduct that applies to all of GSI Finance organization employees and the Chief Executive Officer and the Chief Financial Officer. GSI hereby undertakes to provide a copy of this code to any person, without charge, upon request. Requests for a copy of this code may be made in writing addressed to: Investor Relations, GSI Commerce, Inc., 1075 First Avenue, King of Prussia, PA 19046. Amendments to the Finance Code of Professional Conduct will be posted on GSI’s corporate Web site located at www.gsicommerce.com.

ITEM 11: EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned during the last three fiscal years by GSI’s Chief Executive Officer and each of GSI’s and/or its subsidiaries’ four other most highly compensation executive officers during fiscal 2003 (each, a “Named Officer”).

		Annual Compensation				Long Term Compensation Awards(1)
Name and Principal Position	Fiscal Year	Salary	Bonus		Other Annual Compensation(2)	Restricted Stock Award(s)	Securities Underlying Options(#)	All Other Compensation(3)
Michael G. Rubin Chairman, President and Chief Executive Officer of GSI	2003 2002 2001	$388,750 350,000 325,000		— — —	— — —	— — —	225,000 — 1,000,000	$12,382 10,832 765
Robert W. Liewald Executive Vice President, Merchandising of GSI	2003 2002 2001	272,596 262,212 250,000	$	— 35,000 —	— — —	— — —	75,000 — 150,000	8,598 7,991 7,861
Arthur H. Miller Executive Vice President and General Counsel of GSI	2003 2002 2001	311,058 250,000 225,000		100,000 100,000 100,000	— — —	— — —	75,000 — 175,000	12,242 7,382 5,329
Damon Mintzer President and Chief Operating Officer of Global-QVC Solutions, Inc.	2003 2002 2001	311,538 300,000 160,385		— — —	— — —	— — —	75,000 — 75,000	9,766 9,390 1,385
Mark S. Reese Executive Vice President and Chief Operating Officer of GSI	2003 2002 2001	272,696 262,212 250,000		— 25,000 —	— — —	— — —	75,000 — 25,000	8,990 8,351 8,250

(1)	GSI did not grant any stock appreciation rights during the years presented.
(2)	Excludes perquisites and other personal benefits that do not, in the aggregate, exceed $50,000 or 10% of each officer’s total salary and bonus.
(3)	For fiscal 2003, consists of (i) GSI’s matching contributions under its 401(k) Profit Sharing Plan in the amount of $11,962, $8,178, $11,822, $9,346 and $8,571 for Messrs. Rubin, Liewald, Miller, Mintzer and Reese, respectively, and (ii) insurance premiums in the amount of $420 paid by GSI with respect to term life insurance for each of Messrs. Rubin, Liewald, Miller, Mintzer and Reese.

Option/SAR Grants in Last Fiscal Year

The following table sets forth certain information regarding options to purchase shares of Common Stock granted to the Named Officers during fiscal 2003. No SARs were granted during fiscal 2003.

	Individual Grants				Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
Name	Number of securities underlying Options/SARs Granted (#)(2)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	5%($)	10%($)
Michael G. Rubin Chairman, President and Chief Executive Officer	225,000	11.5%	$10.00	12/19/13	$1,176,798	$3,206,496
Robert W. Liewald Executive Vice President, Merchandising	75,000	3.8	10.00	11/06/13	349,508	1,000,748
Arthur H. Miller Executive Vice President and General Counsel	75,000	3.8	10.00	11/06/13	349,508	1,000,748

Damon Mintzer President and Chief Operating Officer of Global-QVC Solutions, Inc.	75,000	3.8	10.00	11/06/13	349,508	1,000,748
Mark S. Reese Executive Vice President and Chief Operating Officer	75,000	3.8	10.00	11/06/13	349,508	1,000,748

(1)	Represents the difference between the market value of the Common Stock for which the option may be exercised, assuming that the market value of the Common Stock on the date of grant appreciates in value to the end of the ten-year option term at annualized rates of 5% and 10%, respectively, and the exercise price of the option. The rates of appreciation used in this table are prescribed by regulation of the SEC and are not intended to forecast future appreciation of the market value of the Common Stock.
(2)	These options vested 25% on the grant date and the remainder will vest 25% on each of the first, third and fourth anniversaries of the grant date.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

The following table sets forth information regarding options to purchase shares of Common Stock exercised by the Named Officers during fiscal 2003 under GSI’s stock option plans and the values of options held by such individuals at the end of fiscal 2003. The Named Officers do not have any SARs.

Name	Shares Acquired on Exercise(#)	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year End Exercisable/Unexercisable	Value of Unexercised In- the-Money Options at Fiscal Year End Exercisable/ Unexercisable
Michael G. Rubin	—	—	556,250/668,750	$1,993,500/$1,993,500
Robert W. Liewald	—	—	196,145/73,855	444,845/64,855
Arthur H. Miller	—	—	227,343/72,657	545,577/70,298
Damon Mintzer	—	—	56,250/93,750	103,125/103,125
Mark S. Reese	—	—	89,062/85,938	344,786/147,664

Employment Agreements

Michael G. Rubin. Effective January 1, 2001, GSI entered into an employment agreement with Mr. Rubin for a term of four years to serve as GSI’s President and Chief Executive Officer. Pursuant to the terms of this agreement, Mr. Rubin is entitled to receive (i) an annual base salary of $325,000 during fiscal 2001, subject to annual increases of $25,000 in each successive year, (ii) an annual bonus in such amount and based upon the achievement of such goals as Mr. Rubin and the Compensation Committee may determine, (iii) an automobile allowance of $2,000 per month and (iv) other benefits similar to those provided to GSI’s other officers. Mr. Rubin’s employment agreement may be terminated by GSI for cause, which is defined to include gross negligence or willful misconduct in the performance of his duties under the agreement, willful breach of the agreement or conviction of a felony. Mr. Rubin may terminate his employment with GSI for good reason, which is defined to include, among other things, demotion or removal from his position or diminishment of his duties, reduction in base salary or a material reduction in benefits, breach of the agreement by GSI or relocation of Mr. Rubin’s principal place of employment. In the event of termination by GSI other than for cause or termination by Mr. Rubin for good reason, GSI will pay to Mr. Rubin two years of his base salary, in accordance with GSI’s normal payroll practices, and provide Mr. Rubin with his benefits during such two-year period. Under his employment agreement, for a period of two years following his termination, Mr. Rubin is prohibited from engaging in a business that is competitive with GSI’s business or from soliciting employees of GSI to become an employee of someone else.

Robert W. Liewald. On April 23, 2002, GSI entered into an employment agreement with Mr. Liewald to serve as Executive Vice President, Merchandising of GSI for an initial term beginning April 23, 2002 and ending December 31,

2005. Under this agreement, Mr. Liewald is entitled to receive: (i) an annual base salary of $262,500 for fiscal 2002, subject to annual increases in accordance with GSI’s annual performance review procedures, (ii) an annual bonus in such amount as may be determined by GSI’s Chief Executive Officer and (iii) other benefits similar to those provided to GSI’s other officers. Mr. Liewald’s employment agreement may be terminated by GSI for cause, which is defined to include gross negligence or willful misconduct in the performance of his duties under the agreement, material breach of any agreement between Mr. Liewald and GSI, conduct that is inimical or injurious, in a material respect, to GSI’s business or conviction of a felony. In the event of termination by GSI other than for cause, GSI will pay to Mr. Liewald six months of his base salary, in accordance with GSI’s normal payroll practices. Mr. Liewald’s employment agreement contains a restrictive covenant similar to the one in Mr. Rubin’s agreement, which restrictive covenant is for a period of one year, or if Mr. Liewald is terminated without cause, for a period of six months.

Arthur H. Miller. On August 9, 1999, GSI entered into an employment agreement with Mr. Miller to serve as Executive Vice President and General Counsel of GSI for an initial term of five years beginning September 20, 1999. Effective as of April 23, 2002, Mr. Miller’s agreement was extended by two years to December 31, 2006. Under this agreement, Mr. Miller is entitled to receive: (i) an annual base salary of $200,000 for fiscal 2000 subject to annual increases of $25,000, (ii) an annual bonus of $100,000, (iii) an automobile allowance of $1,000 per month and (iv) other benefits similar to those provided to GSI’s other officers. Mr. Miller’s employment agreement may be terminated by GSI for cause, which is defined similarly to the definition of cause in Mr. Rubin’s agreement. In addition, Mr. Miller may terminate his agreement for good reason, which is defined similarly to the definition of good reason in Mr. Rubin’s agreement. In the event of termination by GSI other than for cause or termination by Mr. Miller for good reason, GSI will pay to Mr. Miller a lump sum payment equal to the sum of one year of his base salary plus his annual bonus and provide Mr. Miller with his benefits for one year after his termination. Mr. Miller’s employment agreement contains a one year restrictive covenant similar to the one in Mr. Rubin’s agreement.

Damon Mintzer. On June 12, 2001, Global-QVC Solutions, Inc., a wholly-owned subsidiary of GSI (“GQVC”), entered into a personal services agreement with Mr. Mintzer to serve as President and Chief Operating Officer of GQVC for a term of three years, beginning June 12, 2001 and ending June 30, 2004. Under this agreement, Mr. Mintzer is entitled to receive: (i) an annual base salary of $300,000 for fiscal 2001, subject to annual increases in accordance with GSI’s annual performance review procedures, (ii) an annual bonus based upon the achievement of goals with respect to the operating income of GQVC, (iii) an annual bonus in such other amount as may be determined by GSI’s Chief Executive Officer and (iv) other benefits similar to those provided to GSI’s other officers. Mr. Mintzer’s employment may be terminated by GQVC for cause, which is defined as fraud, misappropriation or embezzlement against GQVC, willful, reckless or grossly negligent conduct in the performance of his duties under the agreement, violation of law which is materially injurious to GQVC, conviction of a felony, being charged with a felony the defense of which renders him substantially unable to perform his services under the agreement or material breach of any agreement between Mr. Mintzer and GQVC which breach is not cured. In addition, Mr. Mintzer may terminate his agreement for good reason, which is defined as GQVC’s breach of the agreement, or no reason at all.

Mark S. Reese. On May 30, 2000, GSI entered into an employment agreement with Mr. Reese to serve as Executive Vice President and Chief Operating Officer of GSI for a term of four years, beginning May 29, 2000. Under this agreement, Mr. Reese is entitled to receive: (i) an annual base salary of $250,000 for fiscal 2000, subject to annual increases in accordance with GSI’s annual performance review procedures, (ii) an annual bonus up to $50,000 as may be determined by GSI’s Chief Executive Officer, (iii) an automobile allowance of $1,000 per month and (iv) other benefits similar to those provided to GSI’s other officers. Mr. Reese’s employment agreement may be terminated by GSI for cause, which is defined similarly to the definition of cause in Mr. Rubin’s agreement. In the event of termination by GSI other than for cause, GSI will pay to Mr. Reese six months of his base salary, in accordance with GSI’s normal payroll practices. Mr. Reese’s employment agreement contains a one year restrictive covenant similar to the one in Mr. Rubin’s agreement.

Director Compensation

Under GSI’s current policy, as compensation for their service as directors of GSI, each non-employee director receives an option to purchase 25,000 shares of GSI Common Stock upon his or her initial election as a director and an option to purchase 10,000 shares of GSI Common Stock on each subsequent annual election as a director. The directors do not receive any cash compensation for their services on behalf of GSI but are reimbursed for reasonable travel and lodging expenses incurred in attending meetings of the Board of Directors and any Committee. Mr. Rubin, the only director who is also an officer of GSI, does not receive any separate compensation for acting in his capacity as a director.

Compensation Committee Interlocks and Insider Participation

During fiscal 2003, the Compensation Committee consisted of Messrs. Branman, Lamm, Menell and Perlis and Dr. Rayport. None of the members of the Board’s Compensation Committee is or has been an officer or employee of GSI.

GSI has entered into a strategic alliance to provide technology, procurement and fulfillment services for QVC, Inc. ITH, which is one of GSI’s major stockholders, is a joint venture company of Comcast Corporation and QVC. Mr. Branman is the President of Interactive Technology Partners, which serves as financial advisor to Interactive Technology Holdings, LLC (“ITH”). GSI recognized net revenues of $1.8 million, $2.7 million and $2.1 million on sales to this related party for fiscal 2001, fiscal 2002 and fiscal 2003, respectively. The terms of these sales are comparable to those with GSI’s other business–to-business partners. Included in accounts receivable as of the end of fiscal 2003 was $436,000 related to these sales. In the third quarter of fiscal 2003, GSI took a charge of $325,000 for the settlement of disputed amounts billed to QVC for product and shipping costs.

In fiscal 2003, GSI entered into an agreement with QVC pursuant to which QVC will provide shipping services to GSI in exchange for variable fee payments. GSI incurred fees of $484,000 in fiscal 2003 of which $414,000 related directly to products shipped and was charged to cost of revenues from product sales and $70,000 related to professional services provided and was charged to sales and marketing expense.

There were no compensation committee “interlocks” during fiscal 2003, which generally means that no executive officer of GSI served as a director or member of the compensation committee of another entity one of whose executive officers served as a director or member of GSI’s Compensation Committee.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of April 14, 2004, concerning the beneficial ownership of GSI’s Common Stock by:

•	each person known by GSI to be the beneficial owner of five percent or more of GSI’s outstanding Common Stock,

•	each Named Officer and each director; and

•	the directors and executive officers of GSI as a group.

Unless otherwise specified, all persons listed below have sole voting and investment power with respect to their shares. The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC. Accordingly, they may include securities owned by or for, among others, the spouse and/or minor children of the individual and any other relative who lives in the same house as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options or warrants within 60 days of the date of this table (as reflected in the applicable column below). Beneficial ownership may be disclaimed as to certain of the securities. The business address of the officers and directors of GSI is that of GSI.

Name, Position and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Options Included in Beneficial Ownership	Warrants Included in Beneficial Ownership	Percentage of Shares Owned
Michael G. Rubin Chairman, President and Chief Executive Officer	7,946,846	806,250	—	19.0%
Robert W. Liewald Executive Vice President, Merchandising	283,664	213,750	10,000	*
Arthur H. Miller Executive Vice President and General Counsel	277,427	243,750	—	*
Damon Mintzer President and Chief Operating Officer of Global-QVC Solutions, Inc.	67,831	56,250	—	*
Mark S. Reese Executive Vice President and Chief Operating Officer	207,515	118,750	—	*
Kenneth J. Adelberg Director	119,600	102,500	—	*
M. Jeffrey Branman(2) Director	53,000	45,000	—	*
Ronald D. Fisher(3) Director	58,750	58,750	—	*
Harvey Lamm Director	202,260	125,000	—	*
Mark S. Menell(4) Director	870,100	55,000		2.1%
Michael S. Perlis(5) Director	45,000	45,000	—	*
Jeffrey F. Rayport Director	65,000	65,000	—	*
Capital Research and Management Company 333 South Hope Street, Los Angeles, CA 90071(6)	2,050,000	—	—	5.0%
Interactive Technology Holdings, LLC(7) 222 Delaware Avenue, Suite 1460, Wilmington, DE 19801	11,047,900	—	300,000	26.8%
SOFTBANK Affiliates(8) 1188 Centre Street, Newton Center, MA 02459	8,653,850	—	—	21.1%
All executive officers and directors as a group (15 persons)(4)	10,666,246	2,393,750	10,000	24.6%

*	Less than one percent
(1)	For Mr. Rubin, Mr. Menell, ITH and SOFTBANK, does not include shares held by Mr. Rubin, Rustic Canyon, ITH or SOFTBANK affiliates unless specifically stated herein. Mr. Rubin, Rustic Canyon, ITH and SOFTBANK have each granted a right to vote all of their shares, solely with respect to the election of directors, as set forth in the Voting Agreements described in Part III, Item 10.
(2)	Does not include 10,747,900 shares of Common Stock held by ITH or 300,000 shares of Common Stock issuable to ITH upon the exercise of warrants, because Mr. Branman does not have investment or voting power over these shares.
(3)	Does not include (a) 4,309,176 shares of Common Stock held by SOFTBANK Capital Partners LP; (b) 4,235,098 shares of Common Stock held by SOFTBANK Capital LP; or (c) 109,576 shares of Common Stock held by SOFTBANK Capital Advisors Fund LP, because Mr. Fisher does not have investment or voting power over these shares.
(4)	Includes 815,100 shares of Common Stock held by Rustic Canyon. Mr. Menell is a Partner of Rustic Canyon. Mr. Menell disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest, if any, therein.
(5)

Does not include (a) 4,309,176 shares of Common Stock held by SOFTBANK Capital Partners LP; (b) 4,235,098 shares of Common Stock held by SOFTBANK Capital LP; or (c) 109,576 shares of Common Stock held by

SOFTBANK Capital Advisors Fund LP upon the exercise of warrants because Mr. Perlis does not have investment or voting power over these shares.
(6)	Represents ownership according to the Schedule 13G filed by Capital Research and Management Company on February 13, 2004.
(7)	Represents ownership according to the Schedule 13D/A filed by ITH on October 2, 2003.
(8)	Represents ownership according to the Schedule 13D filed by Softbank on February 21, 2003. Consists of (a) 4,309,176 shares of Common Stock held by SOFTBANK Capital Partners LP; (b) 4,235,098 shares of Common Stock held by SOFTBANK Capital LP; and (c) 109,576 shares of Common Stock held by SOFTBANK Capital Advisors Fund LP. Each of SOFTBANK Capital Partners LP, SOFTBANK Capital LP, SOFTBANK Capital Advisors Fund LP, SOFTBANK Capital Partners LLC and SB Capital Managers LLC disclaims beneficial ownership of securities owned by any other person or entity, except to the extent of its respective pecuniary interest, if any, therein. SB Capital Managers LLC is a member of SOFTBANK Capital Partners LLC, the general partner of SOFTBANK Capital Partners LP, SOFTBANK Capital LP and SOFTBANK Capital Advisors Fund LP.

Equity Compensation Plan Information

The following table sets forth information regarding our existing equity compensation plans as of the end of fiscal 2003.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Listed in Column(a))
	(a)		(b)	(c)
Equity compensation plans approved by stockholders	6,461,579	(1)	$8.35	599,041
Equity compensation plans not approved by stockholders(2)	1,028,500		$7.26	—

Total	7,490,079		$8.23	599,041

(1)	This amount includes options and warrants to purchase shares outstanding under the 1996 Equity Incentive Plan and prior stock incentive plans that are no longer in effect.
(2)	These plans and programs were adopted to allow us to grant, on a limited basis, (a) stock options at less than the then-fair market value of our Common Stock to attract new key employees, to retain key employees of acquired companies and to retain existing employees in connection with restructured compensation packages, and (b) warrants to purchase our Common Stock to consultants, advisors, partners and investors. The Board of Directors approved these plans and programs in fiscal 1999, fiscal 2000 and fiscal 2001, although some of these warrant grants relate to earlier periods. Except for the limited grants under these plans and programs, grants are generally made by us under the 1996 Equity Incentive Plan. These plans and programs have been limited to the grant of warrants and options not intended to qualify as incentive stock options. The Board of Directors has the authority to determine from time to time the number of shares of Common Stock that may be granted under these plans and programs. As of January 3, 2004, the maximum number of shares authorized to be issued under these plans is 1,028,500. Under these plans and programs, each option generally expires 10 years from the date of grant and vests over four years. Upon the occurrence of a change in control, certain of these options will immediately become exercisable in full. Under these plans and programs, warrants expire no less than five years and no more than 10 years from the date of grant. The exercise prices for these warrants range from $2.50 to $17.15.
(3)	The table does not include information with respect to options assumed in acquisitions where the plan governing the options will not be used for future awards.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

GSI has entered into a strategic alliance to provide technology, procurement and fulfillment services for QVC, Inc. ITH, which is one of GSI’s major stockholders, is a joint venture company of Comcast Corporation and QVC. GSI recognized net revenues of $1.8 million, $2.7 million and $2.1 million on sales to this related party for fiscal 2001, fiscal 2002 and fiscal 2003, respectively. The terms of these sales are comparable to those with GSI’s other business-to-business partners. Included in accounts receivable as of the end of fiscal 2003 was $436,000 related to these sales. In the third quarter of fiscal 2003, GSI took charge of $325,000 for the settlement of disputed amounts billed to QVC for product and shipping costs.

In fiscal 2003, GSI entered into an agreement with QVC pursuant to which QVC will provide shipping services to GSI in exchange for variable fees. GSI incurred fees of $484,000 in fiscal 2003 of which $414,000 related directly to products shipped and was charged to cost of revenues from product sales and $70,000 related to professional services provided and was charged to sales and marketing expense.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Deloitte & Touche LLP served as our independent public accountants in fiscal 2003 for the purposes of auditing our annual consolidated financial statements and reviewing our quarterly financial statements. The aggregate fees billed by Deloitte & Touche in fiscal 2003 and 2002 for professional services rendered to GSI were as follows:

Services Rendered	2003	2002
Audit Fees	$426,350	$411,100
Audit-Related Fees	—	—
Tax Fees	19,100	194,175
All Other Fees	57,574	165,187

Total	$503,024	$770,462

Audit Fees were for professional services rendered for the audit GSI’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees were for assurance and related services that are reasonably related to the performance of the audit or review of GSI’s consolidated financial statements and are not reported under “Audit Fees.” There were no Audit-Related Fees incurred in fiscal 2003 or fiscal 2002.

Tax Fees were for professional services for federal and state tax compliance, tax advice and tax planning.

All Other Fees were for services other than the services reported above. For fiscal 2003, these fees relate primarily to financial information design and implementation fees.

Pre-Approval Policies and Procedures. The Audit Committee has adopted policies and procedures for pre-approving all audit and non-audit work performed by Deloitte & Touche LLP. All audit related services, tax services and other services must be pre-approved by the Audit Committee. In accordance with GSI’s policy and applicable SEC rules and regulations, the Audit Committee pre-approves services provided to GSI’s by Deloitte & Touche LLP (“Auditor Services”). Pre-approval is detailed as to the particular service or category of services. If Auditor Services are required prior to a regularly scheduled Audit Committee meeting, a member of the Audit Committee is authorized to approve such services, provided that they are consistent with GSI’s policy and applicable SEC rules and regulations, and that the full Audit Committee is advised of such services at the next regularly scheduled Audit Committee meeting. For fiscal 2003, all tax services and other services described above were pre-approved by the Audit Committee, which concluded that the provision of such services by Deloitte & Touche LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(3)    The following Exhibits filed herewith are hereby added to the Exhibit Index as a part of the Annual Report on Form 10-K and thereby deemed filed as a part of such Annual Report.

3.	EXHIBITS

24.1	Power of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf on the date indicated by the undersigned thereunto duly authorized.

Date: April 29, 2004	GSI COMMERCE, INC.

	By:	/S/ MICHAEL G. RUBIN

Michael G. Rubin Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL G. RUBIN Michael G. Rubin	Chairman, President and Chief Executive Officer (principal executive officer)	April 29, 2004

/s/ JORDAN M. COPLAND Jordan M. Copland	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	April 29, 2004

* Kenneth J. Adelberg	Director	April 29, 2004

* M. Jeffrey Branman	Director	April 29, 2004

* Ronald D. Fisher	Director	April 29, 2004

* Harvey Lamm	Director	April 29, 2004

* Mark S. Menell	Director	April 29, 2004

* Michael S. Perlis	Director	April 29, 2004

* Jeffrey F. Rayport	Director	April 29, 2004

*By:	/s/ JORDAN M. COPLAND

Jordan M. Copland Attorney-in-fact