Form 10-Q
period 2004-04-03
GSI COMMERCE INC
filed 2004-05-13
CIK 828750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 3, 2004:

Common Stock, $.01 par value	40,981,671
(Title of each class)	(Number of Shares)

FORM 10-Q

FOR THE QUARTER ENDED APRIL 3, 2004

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

i

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	January 3, 2004	April 3, 2004
ASSETS
Current assets:
Cash and cash equivalents	$57,558	$35,813
Marketable securities	11,912	16,096
Accounts receivable, net of allowance of $709 and $666, respectively	4,898	7,768
Inventory	22,910	21,063
Current portion – notes receivable	1,377	1,385
Prepaid expenses and other current assets	1,848	1,927

Total current assets	100,503	84,052
Property and equipment, net	44,840	44,643
Goodwill, net	13,453	13,453
Notes receivable	2,356	2,168
Other equity investments	2,159	2,159
Other assets, net of accumulated amortization of $2,644 and $3,012, respectively	12,272	11,868

Total assets	$175,583	$158,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,677	$17,995
Accrued expenses and other	22,538	19,636
Deferred revenue	14,998	13,225

Total current liabilities	65,213	50,856
Mandatorily redeemable preferred stock, Series A, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding as of January 3, 2004 and April 3, 2004, respectively	—	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 4,990,000 shares authorized; 0 shares issued and outstanding as of January 3, 2004 and April 3, 2004, respectively	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 40,781,036 and 40,974,462 shares issued as of January 3, 2004 and April 3, 2004, respectively; 40,779,826 and 40,973,252 shares outstanding as of January 3, 2004 and April 3, 2004, respectively	408	410
Additional paid in capital	287,571	288,739
Accumulated other comprehensive loss	—	(25)
Accumulated deficit	(177,609)	(181,637)

	110,370	107,487
Less: Treasury stock, at par	—	—

Total stockholders’ equity	110,370	107,487

Total liabilities and stockholders’ equity	$175,583	$158,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 29, 2003	April 3, 2004
Revenues:
Net revenues from product sales	$44,173	$56,878
Service fee revenues	4,706	9,390

Net revenues	48,879	66,268
Cost of revenues from product sales	31,853	41,508

Gross profit	17,026	24,760

Operating expenses:
Sales and marketing, exclusive of $229 and $494 reported below as stock-based compensation, respectively	13,124	17,449
Product development, exclusive of $0 and $49 reported below as stock-based compensation, respectively	3,699	4,483
General and administrative, exclusive of $59 and $84 reported below as stock-based compensation, respectively	3,081	3,920
Stock-based compensation	288	627
Depreciation and amortization	2,698	2,599

Total operating expenses	22,890	29,078

Other (income) expense:
Interest income	(381)	(290)

Total other (income) expense	(381)	(290)

Net loss	$(5,483)	$(4,028)

Losses per share—basic and diluted:
Net loss	$(0.14)	$(0.10)

Weighted average shares outstanding—basic and diluted	38,784	40,868

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 29, 2003	April 3, 2004
Cash Flows from Operating Activities:
Net loss	$(5,483)	$(4,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,698	2,599
Stock-based compensation	288	627
Changes in operating assets and liabilities:
Accounts receivable, net	410	(2,870)
Inventory	(744)	1,847
Prepaid expenses and other current assets	(150)	(79)
Notes receivable	(63)	180
Other assets, net	—	35
Accounts payable and accrued expenses and other	(21,823)	(12,584)
Deferred revenue	2,712	(1,773)

Net cash used in operating activities	(22,155)	(16,046)

Cash Flows from Investing Activities:
Acquisition of property and equipment, net	(1,366)	(2,393)
Purchases of marketable securities	(5,315)	(5,314)
Sales of marketable securities	3,000	1,105
Sales of short-term investments	895	—

Net cash used in investing activities	(2,786)	(6,602)

Cash Flows from Financing Activities:
Repayments of capital lease obligations	(14)	—
Proceeds from exercises of common stock options	2	903

Net cash provided by (used in) financing activities	(12)	903

Net decrease in cash and cash equivalents	(24,953)	(21,745)
Cash and cash equivalents, beginning of period	61,004	57,558

Cash and cash equivalents, end of period	$36,051	$35,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

GSI Commerce, Inc. (“GSI” or the “Company”), a Delaware corporation, provides an e-commerce platform that enables retailers, branded manufacturers, entertainment companies and professional sports organizations to operate e-commerce businesses. The Company’s e-commerce platform includes Web site design, e-commerce technology, managed hosting, order fulfillment, customer service, merchandising and order management, online merchandising, customer relationship management, content development and online marketing. The Company currently derives virtually all of its revenues from the sale of goods through its partners’ e-commerce businesses, toll-free telephone number sales, business-to-business and group sales and related outbound shipping charges, net of allowances for returns and discounts. The Company also derives revenue from fixed and variable fees earned in connection with the development and operation of partners’ e-commerce businesses and the provision of marketing and other services.

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

This quarterly report should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements presented in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2004.

Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to those used in the current period.

NOTE 2—ACCOUNTING POLICIES

Marketable Securities: Marketable securities, which consist of investments in debt securities, are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded as a component of stockholders’ equity. The Company does not intend to hold its marketable securities for more than one year from the most recent balance sheet date and has therefore classified them as a current asset. Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income or loss. As of January 3, 2004, the aggregate amortized cost of the Company’s marketable securities approximated their aggregate fair value. As of April 3, 2004, the Company recorded net unrealized losses on its marketable securities of $25,000.

Other Assets, Net: Other assets, net consists primarily of deferred partner revenue share charges, resulting from the exercise of a right to receive 1,600,000 shares of the Company’s common stock in lieu of future cash partner revenue share payments. The 1,600,000 shares of the Company’s common stock issued are subject to restrictions, including the prohibition of the transfer of such shares. These restrictions lapsed as to 60% of such shares as of March 31, 2004 and will lapse as to 10% of such shares on the last day of each quarter thereafter, becoming free of all such transfer restrictions on March 31, 2005. Deferred partner revenue share charges were $11.8 million and $11.5 million as of January 3, 2004 and April 3, 2004, respectively, and are being amortized as stock-based compensation expense as the partner revenue share expense is incurred. The partner revenue share expense incurred is based on actual revenues recognized in a given period and the imputed partner revenue share percentage, which is based on the value of the Company’s common stock that was issued upon exercise of the right. Stock-based compensation expense related to the amortization of deferred partner revenue share charges was $222,000 and $360,000 for the three-month periods ended March 29, 2003 and April 3, 2004, respectively.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Shipping and Handling Costs: The Company defines shipping and handling costs as only those costs incurred for a third-party shipper to transport products to the customer and these costs are included in cost of revenues from product sales. In some instances, shipping and handling costs exceed shipping charges to the customer and are subsidized by the Company. Additionally, the Company selectively offers promotional free shipping whereby it ships merchandise to customers free of all shipping and handling charges. The cost of promotional free shipping and subsidized shipping and handling was $506,000 and $579,000 for the three-month periods ended March 29, 2003 and April 3, 2004, respectively, and was charged to sales and marketing expense.

Fulfillment Costs: The Company defines fulfillment costs as personnel, occupancy and other costs associated with its Kentucky fulfillment center and Ashford.com’s Texas fulfillment center that it formerly maintained, personnel and other costs associated with its logistical support and vendor operations departments and third-party warehouse and fulfillment services costs. Fulfillment costs were $3.2 million and $4.9 million for the three-month periods ended March 29, 2003 and April 3, 2004, respectively, and are included in sales and marketing expense.

Stock-Based Compensation: Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company accounts for stock-based compensation for stock options and warrants issued to non-employees in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF No. 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees.” Accordingly, compensation expense for stock options and warrants issued to non-employees is measured using a Black-Scholes multiple option pricing model that takes into account significant assumptions as to the expected life of the option or warrant, the expected volatility of the Company’s common stock and the risk-free interest rate over the expected life of the option or warrant.

The following table illustrates the pro forma net loss and losses per share for the three-month periods ended March 29, 2003 and April 3, 2004 as if compensation expense for stock options issued to employees had been determined consistent with SFAS No. 123:

	Three Months Ended
	March 29, 2003	April 3, 2004
	(in thousands)
Net loss, as reported	$(5,483)	$(4,028)
Add: Stock-based compensation expense included in reported net loss	80	261
Deduct: Total stock-based compensation determined under fair value based method for all awards	(462)	(1,352)

Pro forma net loss	$(5,865)	$(5,119)

Losses per share—basic and diluted:
Net loss per share, as reported	$(0.14)	$(0.10)

Pro forma net loss per share	$(0.15)	$(0.13)

The Company also records stock-based compensation as deferred partner revenue share charges are amortized. Stock-based compensation expense related to the amortization of deferred partner revenue share charges was $222,000 and $360,000 for the three-month periods ended March 29, 2003 and April 3, 2004, respectively.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 3—CESSATION OF ASHFORD.COM OPERATIONS

In December 2002, the Company announced and implemented its plan to cease the operations of Ashford.com, which accounted for approximately $735,000 and $8,000 of the Company’s net revenues for the three-month periods ended March 29, 2003 and April 3, 2004, respectively. This plan involved the liquidation of Ashford.com’s remaining inventory, the closure of its Houston, Texas fulfillment center and offices and the termination of 71 employees. This plan was substantially completed in January 2003. As of April 3, 2004, 71 employees had been terminated and actual termination benefits paid were $417,000.

At April 3, 2004, the accrued liability associated with the cessation of Ashford.com operations was $370,000 and consisted of the following (in thousands):

	Balance at January 3, 2004	Subsequent Accruals, net	Non-Cash Settlements and Other Adjustments	Payments	Balance at April 3, 2004	Due Within 12 Months	Due After 12 Months
Contractual obligations	$370	$—	$—	$—	$370	$370	$—

The contractual obligations relate to agreements entered into by Ashford.com prior to the sale of assets to Odimo Acquisition Corp.

NOTE 4—MARKETABLE SECURITIES

Marketable securities, at estimated fair value, consist of the following:

	January 3, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(in thousands)
Corporate bonds	$2,908	$7	$(10)	$2,905
U.S. government agency securities	9,004	12	(9)	9,007

	$11,912	$19	$(19)	$11,912

	April 3, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(in thousands)
Corporate bonds	$5,618	$3	$(17)	$5,604
U.S. government agency securities	10,503	7	(18)	10,492

	$16,121	$10	$(35)	$16,096

(1)	The fair value of marketable securities with loss positions was $6.1 million and $10.2 million and the gross unrealized losses on these marketable securities were $19,000 and $35,000 as of January 3, 2004 and April 3, 2004, respectively. The Company considered the nature of these marketable securities, which are primarily U.S. government agency securities, the amount of the impairments relative to the carrying value of the related investments and the duration of the impairments, which are all less than twelve months, and concluded that the impairments were not other than temporary.

The amortized cost and estimated fair value of investments in debt securities as of April 3, 2004, by contractual maturity, are as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due within one year	$4,097	$4,093
Due after one year through two years	12,024	12,003

	$16,121	$16,096

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 5—CHANGES IN STOCKHOLDERS’ EQUITY

The following table summarizes the changes in stockholders’ equity for the three-month periods ended March 29, 2003 and April 3, 2004:

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Comprehensive Loss	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
	Shares	Dollars					Shares	Dollars
	(in thousands)
Consolidated balance at December 28, 2002	38,858	$389	$285,625	$(165,547)		$57	74	$(1)	$120,523
Net loss				(5,483)	$(5,483)				(5,483)
Net unrealized losses on available-for-sale securities					(8)	(8)			(8)

Comprehensive loss					$(5,491)

Issuance of options to purchase common stock in exchange for services			65						65
Issuance of common stock upon exercise of options	2	—	2						2
Other	(11)	—	—						—

Consolidated balance at March 29, 2003	38,849	$389	$285,692	$(171,030)		$49	74	$(1)	$115,099

Consolidated balance at January 3, 2004	40,781	$408	$287,571	$(177,609)		$—	1	$—	$110,370
Net loss				(4,028)	$(4,028)				(4,028)
Net unrealized losses on available-for-sale securities					(25)	(25)			(25)

Comprehensive loss					$(4,053)

Issuance of options to purchase common stock in exchange for services			267						267
Issuance of common stock upon exercise of options	193	2	901						903

Consolidated balance at April 3, 2004	40,974	$410	$288,739	$(181,637)		$(25)	1	$—	$107,487

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the stock option activity for the three-month periods ended March 29, 2003 and April 3, 2004:

	Three Months Ended
	March 29, 2003		April 3, 2004
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Outstanding, beginning of period	5,369	$8.30	6,716	$8.37
Granted	243	2.64	90	9.88
Exercised	(2)	1.00	(193)	4.67
Cancelled	(283)	13.34	(212)	13.99

Outstanding, end of period	5,327	7.78	6,401	8.28

Exercisable, end of period	3,074	8.02	3,982	8.00

The following table summarizes the warrant activity for the three-month periods ended March 29, 2003 and April 3, 2004:

	Three Months Ended
	March 29, 2003		April 3, 2004
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Outstanding, beginning of period	7,082	$9.25	803	$7.68
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	(200)	11.44	—	—

Outstanding, end of period	6,882	9.18	803	7.68

Exercisable, end of period	6,682	9.38	603	9.40

During the three-month period ended April 3, 2004, the Company granted to employees options to purchase an aggregate of 90,000 shares of the Company’s common stock at prices ranging from $9.15 to $9.93 per share. The weighted average fair value and the weighted average exercise price of the options granted with exercise prices at the then-current market prices of the underlying stock during the three-month period ended April 3, 2004 was $6.89 and $9.88 per share, respectively. For the three-month period ended April 3, 2004, the Company recorded $267,000 of stock-based compensation expense relating to options and restricted stock.

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes information regarding options and warrants outstanding and exercisable as of April 3, 2004:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$ 1.00 – $ 5.56	2,752	6.54	$4.44	1,991	$4.68
$ 5.69 – $10.00	3,403	5.31	8.68	1,785	8.07
$10.60 – $24.69	1,040	5.93	15.94	800	16.12
$33.33 – $50.00	9	0.44	36.82	9	36.82

$ 1.00 – $50.00	7,204	5.87	8.22	4,585	8.17

As of April 3, 2004, 720,336 shares of common stock were available for future grants under the Plans.

The fair value of options granted under the Plans during the three-month periods ended March 29, 2003 and April 3, 2004 were estimated on the date of grant using the Black-Scholes multiple option pricing model, with the following weighted average assumptions:

	Three Months Ended
Assumption	March 29, 2003	April 3, 2004
Dividend yield	None	None
Expected volatility	100.00%	103.00%
Average risk free interest rate	2.22%	2.40%
Average expected lives	3.52 years	3.95 years

No warrants were granted or issued by the Company during the three-month periods ended March 29, 2003 and April 3, 2004, respectively.

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

The amounts used in calculating losses per share data are as follows:

	Three Months Ended
	March 29, 2003	April 3, 2004
	(in thousands)
Net loss	$(5,483)	$(4,028)

Weighted average shares outstanding—basic and diluted	38,784	40,868

Outstanding common stock options having no dilutive effect	5,327	6,401

Outstanding common stock warrants having no dilutive effect	6,882	803

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 8—COMPREHENSIVE LOSS

The following table summarizes the components of comprehensive loss:

	Three Months Ended
	March 29, 2003	April 3, 2004
	(in thousands)
Net loss	$(5,483)	$(4,028)
Other comprehensive loss:
Net unrealized losses on available-for-sale securities	(8)	(25)

Other comprehensive loss	(8)	(25)

Comprehensive loss	$(5,491)	$(4,053)

NOTE 9—CONCENTRATIONS OF CREDIT RISK

As of January 3, 2004 and April 3, 2004, the Company had $3.4 million and $4.7 million, respectively, of operating cash and $66.1 million and $47.2 million, respectively, of cash equivalents and marketable securities invested with three financial institutions, which are potentially subject to credit risk. The composition of these investments are regularly monitored by management of the Company.

NOTE 10—MAJOR SUPPLIERS/ECONOMIC DEPENDENCY

During the three-month period ended April 3, 2004, the Company purchased inventory from one supplier amounting to $12.4 million or 37% of total inventory purchased.

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Employment Agreements

As of April 3, 2004, the Company had employment agreements with several of its employees for an aggregate annual base salary of $1.7 million plus bonuses and increases in accordance with the terms of the agreements. Remaining terms of such contracts range from less than one to three years.

Advertising and Media Agreements

As of April 3, 2004, the Company was contractually committed for the purchase of future advertising totaling approximately $410,000 through the fiscal year ending January 1, 2005. The expense related to these commitments will be recognized in accordance with the Company’s accounting policy related to advertising.

Partner Revenue Share Payments

As of April 3, 2004, the Company was contractually committed to minimum cash revenue share payments of $375,000 per fiscal quarter through July, 2011 and a minimum cash revenue share payment of $325,000 in July, 2004.

Building Purchase

On March 16, 2004, a wholly-owned subsidiary of the Company entered into an agreement to purchase a new corporate headquarters in King of Prussia, Pennsylvania and to obtain an option to purchase an additional parcel of land. The Company expects to close on the purchase in late May 2004. The purchase price for the building is $17.0 million. The Company will be required to undertake construction of the office environment within the building in order to occupy it. The Company expects to spend $3.0 to $4.0 million in building improvements and expects that it will finance a portion of the purchase price and improvements through a mortgage transaction, although there can be no guarantee that the Company will find financing on favorable terms. The Company would purchase the building using its current cash if it cannot find financing on favorable terms.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Concluded)

(Unaudited)

NOTE 12—SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Three Months Ended
	March 29, 2003	April 3, 2004
	(in thousands)
Cash paid during the period for interest	$—	$—

Noncash Investing and Financing Activities:
Net unrealized losses on available-for-sale securities	$(8)	$(25)

NOTE 13—RELATED PARTY TRANSACTIONS

The Company has entered into a strategic alliance to provide technology, procurement and fulfillment services for QVC, Inc. Interactive Technology Holdings, LLC, which is a major stockholder of the Company, is a joint venture company of Comcast Corporation and QVC. The Company recognized net revenues of $526,000 and $333,000 on sales to this related party for the three-month periods ended March 29, 2003 and April 3, 2004, respectively. The terms of these sales are comparable to those with other business-to-business partners of the Company. As of April 3, 2004, the amount included in accounts receivable was $395,000 related to these sales.

In the fiscal year ended January 3, 2004, the Company entered into an agreement with QVC pursuant to which QVC will provide shipping services to the Company in exchange for variable fees. The Company incurred fees of $0 for the three-month period ended March 29, 2003 and $319,000 for the three-month period ended April 3, 2004, of which $307,000 related directly to products shipped and was charged to cost of revenues from product sales and $12,000 related to professional services provided and was charged to sales and marketing expense.

NOTE 14—SUBSEQUENT EVENT

On April 28, 2004, the Company converted $730,000 of principal due from Odimo Incorporated (“Odimo”) under a five year subordinated secured promissory note in exchange for 2,036,830 shares of Odimo’s Series C preferred stock and a warrant to purchase 305,525 shares of Odimo’s Series C preferred stock at an exercise price of $0.3584 per share. As a result of the conversion, the principal amount owing under the promissory note as of April 28, 2004 was $2.6 million, due in eleven consecutive quarterly payments of $225,000 each, beginning June 2004 through December 2006 and one final payment of $170,000 due in March 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “plan”, “will”, “would”, “should”, “guidance”, “potential”, “continue”, “project”, “forecast”, “confident”, “prospects”, and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industries and markets in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, consumer spending, the financial markets and the industries in which we and our partners operate, changes affecting the Internet and e-commerce, our ability to develop and maintain relationships with strategic partners and suppliers, our ability to timely and successfully develop, maintain and protect our technology and product and service offerings and execute operationally, our ability to attract and retain qualified personnel, our ability to successfully integrate our acquisitions of other businesses, if any, and the performance of acquired businesses. More information about potential factors that could affect us are described under the heading of “Risk Factors.” We expressly disclaim any intent or obligation to update these forward-looking statements, except as otherwise specifically stated by us.

Overview and Executive Summary

•	We provide an e-commerce platform that enables retailers, branded manufacturers, entertainment companies and professional sports organizations to operate e-commerce businesses. Our e-commerce platform includes Web site design, e-commerce technology, managed hosting, order fulfillment, customer service, merchandising and order management, online merchandising, customer relationship management, content development and online marketing. We currently derive virtually all of our revenues from the sale of goods through our partners’ e-commerce businesses, toll-free telephone number sales, business-to-business and group sales and related outbound shipping charges, net of allowances for returns and discounts. We also derive revenue from fixed and variable fees earned in connection with the development and operation of partners’ e-commerce businesses and the provision of marketing and other services.

•	Our revenue growth from the first quarter of fiscal 2003 to the first quarter of fiscal 2004 was due to the addition of new partners in fiscal 2003, increases in sales from partners’ e-commerce businesses that were operated for the entirety of both periods and increases in sales from partners’ e-commerce businesses that were operated for part of the first quarter of fiscal 2003 and all of the first quarter of fiscal 2004. We expect that the new partners added during fiscal 2003 will have a greater impact on net revenues in fiscal 2004 than these new partners did in fiscal 2003, as we will operate the businesses of these partners on our e-commerce platform for the entirety of fiscal 2004. We also expect that we will add more service fee-based partners in fiscal 2004 than GSI-owned inventory model partners.

•	We experienced some improvement in the area of operating expenses in the first quarter of fiscal 2004, due to our continued expense control efforts, offset, in part, by our continued strategic investment in our e-commerce platform. For the first quarter of fiscal 2004, operating expenses increased $6.2 million from $22.9 million in the first quarter of fiscal 2003 to $29.1 million in the same period in fiscal 2004, but decreased as a percentage of net revenues from 46.8% in the first quarter of fiscal 2003 to 43.9% in the same period in fiscal 2004.

•	We expect to achieve profitability in fiscal 2004. For the first quarter of fiscal 2004, we reported a net loss of $4.0 million or $0.10 per share, based on 40.9 million weighted average shares outstanding. This compares to a net loss of $5.5 million or $0.14 per share for the same period in fiscal 2003, based on 38.8 million weighted average shares outstanding. We expect to realize net income in fiscal 2004 based on continued revenue growth and related increased gross profit, increased variable cost efficiencies and slower than historical growth of our fixed costs.

•	We compete in the market for outsourced solutions for the development and operation of e-commerce businesses. Over the past four years, a number of competitors have exited the market, but competition remains intense. We believe that we deliver a unique and compelling value proposition as we provide expertise and infrastructure that enable our partners to grow their e-commerce businesses and to use their e-commerce businesses as a tool to complement and enhance their offline businesses. We believe that our differentiated offering has allowed us to compete successfully. We are relying on our differentiated offering to attract new partners’ businesses in the future.

Results of Operations

Comparison of the three-month periods ended March 29, 2003 and April 3, 2004

The following table sets forth the dollar amount and percentage of net revenues for certain line items of our statements of operations for the first quarter of fiscal 2003 and the first quarter of fiscal 2004 and the dollar and percentage change in these line items quarter over quarter.

	First Qtr Fiscal 2003		First Qtr Fiscal 2004		First Qtr Fiscal 2004 vs First Qtr Fiscal 2003
	$	%	$	%	$ Change	% Change
	(dollars in millions)
Net revenues from product sales	$44.2	90.4%	$56.9	85.8%	$12.7	28.7%
Service fee revenues	4.7	9.6%	9.4	14.2%	4.7	100.0%

Net revenues	48.9	100.0%	66.3	100.0%	17.4	35.6%
Cost of revenues from product sales	31.9	65.2%	41.5	62.6%	9.6	30.1%

Gross profit	17.0	34.8%	24.8	37.4%	7.8	45.9%
Sales and marketing expenses	13.1	26.8%	17.4	26.2%	4.3	32.8%
Product development expenses	3.7	7.6%	4.5	6.8%	0.8	21.6%
General and administrative expenses	3.1	6.3%	3.9	5.9%	0.8	25.8%
Stock-based compensation expense	0.3	0.6%	0.6	0.9%	0.3	100.0%
Depreciation and amortization expenses	2.7	5.5%	2.6	3.9%	(0.1)	-3.7%
Interest income	(0.4)	-0.8%	(0.3)	-0.5%	(0.1)	-25.0%
Net loss	(5.5)	-11.2%	(4.0)	-6.0%	1.5	27.3%

Net Revenues from Product Sales

Net revenues from product sales are derived from the sale of goods through our partners’ e-commerce businesses, toll-free telephone number sales, business-to-business and group sales and related outbound shipping charges, net of allowances for returns and discounts.

The following table provides information about our net revenues from product sales by category for the first quarter of fiscal 2003 and the first quarter of fiscal 2004:

	First Qtr Fiscal 2003	First Qtr Fiscal 2004	First Qtr Fiscal 2004 vs First Qtr Fiscal 2003
			$ Change	% Change
	(dollars in thousands)
Net revenues from product sales:
Category:
Sporting goods	$24,407	$33,538	$9,131	37%
Other	19,766	23,340	3,574	18%

Total net revenues from product sales	$44,173	$56,878	$12,705	29%

Net revenues from product sales increased $12.7 million, of which $9.1 million was due to an increase in sales in the sporting goods category and $3.6 million was due to an increase in sales in our other product categories, which include consumer electronics, general merchandise and licensed entertainment products. The increases in the sporting goods and other categories were due to the addition of new partners in fiscal 2003, increases in sales from partners’ e-commerce businesses that were operated for the entirety of both periods and increases in sales from partners’ e-commerce businesses that were operated for part of the first quarter of fiscal 2003 and all of the first quarter of fiscal 2004.

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

Service fee revenues increased $4.7 million due primarily to the launch of new fee-based partners in the second half of fiscal 2003.

Cost of Revenues from Product Sales

Cost of revenues from product sales includes the cost of products sold and inbound freight related to those products, as well as outbound shipping and handling costs, other than those related to promotional free shipping and subsidized shipping and handling which are included in sales and marketing expense.

As a percentage of net revenues from product sales, cost of revenues from product sales was 72.1% and 73.0% for the first quarter of fiscal 2003 and the first quarter of fiscal 2004, respectively. This increase was due primarily to sales in the consumer electronics category, which have lower margins and which increased as a percentage of total product sales in the first quarter of fiscal 2004 compared to the same period in fiscal 2003. This increase was offset in part by lower product costs in the sporting goods category in the first quarter of fiscal 2004.

Gross Profit

The increase in gross profit dollars for the first quarter of fiscal 2004 compared to the same period in fiscal 2003 was due primarily to a $4.7 million increase in service fee revenues in the first quarter of fiscal 2004. The increase in gross profit percentage for the first quarter of fiscal 2004 compared to the same period in fiscal 2003 was due primarily to the increase in service fee revenues and higher margins on sales in the sporting goods category in the first quarter of fiscal 2004. This increase was offset in part by increased sales in the consumer electronics category in the first quarter of fiscal 2004.

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

Sales and marketing expenses increased $4.3 million primarily due to a $2.0 million increase in personnel and related costs, of which $1.4 million was attributable to our fulfillment operations and $536,000 was attributable to our customer service department, an $881,000 increase in advertising costs, a $683,000 increase in partner revenue share charges and a $558,000 increase in credit card fees. The increase in personnel and related costs attributable to our fulfillment operations was primarily due to high processing volume in our fulfillment center. The increases in partner revenue share charges and credit card fees were due principally to increased sales volume in the first quarter of fiscal 2004.

Product Development Expenses

Product development expenses consist primarily of expenses associated with planning, maintaining and operating our partners’ e-commerce businesses and payroll and related expenses for engineering, production, creative and management information systems.

Product development expenses increased $784,000 primarily due to a $712,000 increase in costs related to strategic technology planning and our use of temporary technical professionals in the first quarter of fiscal 2004.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll and related expenses for executive, finance, human resources, legal and administrative personnel, as well as bad debt expense and occupancy costs for our headquarters and other offices.

General and administrative expenses increased $839,000 primarily due to a $456,000 increase in personnel and related costs and a $344,000 increase in legal and other professional fees.

Stock-Based Compensation Expense

Stock-based compensation expense consists of the amortization of deferred compensation expense for options granted to employees and certain non-employees, the value of options or warrants granted to certain partners and investors and amortization of deferred partner revenue share charges.

Stock-based compensation expense increased $339,000 primarily due to an increase of $256,000 in charges related to options subject to variable accounting and an increase of $138,000 related to the amortization of deferred partner revenue share charges, offset, in part, by a decrease of $55,000 in charges related to the issuance of options granted during fiscal 2000 and fiscal 2001 with exercise prices below the then-current market prices of the underlying stock. As of April 3, 2004, we had an aggregate of $1.1 million of deferred stock-based compensation remaining to be amortized. We had stock-based compensation expense related to the amortization of deferred partner revenue share charges of $222,000 and $360,000 for the first quarter of fiscal 2003 and the first quarter of fiscal 2004, respectively.

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

Depreciation and amortization expenses decreased $99,000 primarily due to certain previously purchased assets becoming fully depreciated in fiscal 2003, offset, in part, by additional assets to build, manage and operate our business.

Other (Income) Expense

Interest income consists primarily of interest earned on cash, cash equivalents, short-term investments and marketable securities.

The decrease in interest income of $91,000 was due to lower interest rates and lower average balances of cash, cash equivalents, short-term investments and marketable securities during the first quarter of fiscal 2004 compared to the same period in fiscal 2003.

Income Taxes

Since the sales of our discontinued operations in fiscal 1999 and fiscal 2000, we have not generated taxable income. Net operating losses generated have been carried back to offset income taxes paid in prior years. The remaining net operating losses will be carried forward. As of April 3, 2004, we had available net operating loss carryforwards of approximately $428.1 million which expire in the years 2004 through 2023. The use of certain net operating loss carryforwards are subject to annual limitations based on ownership changes of our stock, as defined by Section 382 of the Internal Revenue Code. We expect that net operating losses of approximately $243.2 million will expire before they can be used. Any otherwise recognizable deferred tax assets have been offset by a valuation allowance for the net operating loss carryforwards.

Certain Related Party Transactions

We have entered into a strategic alliance to provide technology, procurement and fulfillment services for QVC, Inc. Interactive Technology Holdings, LLC, which is one of our major stockholders, is a joint venture company of Comcast Corporation and QVC. We recognized net revenues of $526,000 and $333,000 on sales to this related party for the three-month periods ended March 29, 2003 and April 3, 2004, respectively. The terms of these sales are comparable to those with our other business-to-business partners. As of April 3, 2004, the amount included in accounts receivable was $395,000 related to these sales.

In fiscal 2003, we entered into an agreement with QVC pursuant to which QVC will provide shipping services to us in exchange for variable fees. We incurred fees of $0 for the three-month period ended March 29, 2003 and $319,000 for the three-month period ended April 3, 2004, of which $307,000 related directly to products shipped and was charged to cost of revenues from product sales and $12,000 related to professional services provided and was charged to sales and marketing expense.

Liquidity and Capital Resources

Our principal source of liquidity is our cash, cash equivalents and marketable securities. Our cash, cash equivalents and marketable securities balances were $69.5 million and $51.9 million as of January 3, 2004 and April 3, 2004, respectively.

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

We have incurred substantial costs to develop our e-commerce platform and to recruit, train and compensate personnel for our creative, engineering, business development, marketing, merchandising, customer service, management information systems and administrative departments. During the first quarter of fiscal 2004, we spent approximately $1.4 million on continued upgrades to our technology infrastructure and $877,000 on warehouse equipment and improvements for our Kentucky fulfillment center. During fiscal 2004, we plan to relocate our corporate headquarters to a new building. On March 16, 2004, we entered into an agreement to purchase a new corporate headquarters in King of Prussia, Pennsylvania for $17.0 million. We will be required to undertake construction of the office environment within the building in order to occupy it. We expect to spend $3.0 to $4.0 million in building improvements and expect that we will finance a portion of the purchase price and improvements through a mortgage financing, although there can be no guarantee that we will find financing on favorable terms. We would purchase the building using our current cash if we cannot find financing on favorable terms. We expect additional capital expenditures for fiscal 2004 to be between $12.6 and $17.6 million as we continue to improve our technology infrastructure and invest in our fulfillment and customer contact center operations. As of April 3, 2004, we had working capital of $33.2 million and an accumulated deficit of $181.6 million.

We used approximately $16.0 million in net cash for operating activities during the first quarter of fiscal 2004. Our principal sources of operating cash during the first quarter of fiscal 2004 were payments received from customers and fee-based partners, which generally approximate our net revenues from product sales and our service fee revenues, respectively. Our principal uses of operating cash during the first quarter of fiscal 2004 were cash paid to product suppliers, which generally approximates our cost of revenues from product sales, employee compensation and partner revenue share payments. Changes in our operating assets and liabilities during the first quarter of fiscal 2004 resulted in a net cash outflow of $15.2 million. The most significant changes were a decrease in accounts payable, accrued expenses and other and an increase in accounts receivable compared to the end of fiscal 2003. The decrease in accounts payable, accrued expenses and other was due primarily to a decrease in trade accounts payable due primarily to lower inventory levels at the end of the first quarter of fiscal 2004 and a decrease in amounts owed to partners, which were related to increased sales volume in the fourth quarter of fiscal 2003. The increase in accounts receivable was due primarily to decreases in our accounts receivable reserves. Our investing activities during the first quarter of fiscal 2004 consisted primarily of the purchase of $5.3 million and sale $1.1 million of marketable securities. During the first quarter of fiscal 2004, we also incurred capital expenditures of $2.4 million. Our financing activities during the first quarter of fiscal 2004 consisted of the receipt of $903,000 in gross proceeds from exercises of common stock options.

We used approximately $22.2 million in net cash for operating activities during the first quarter of fiscal 2003. Our principal sources of operating cash during the first quarter of fiscal 2003 were payments received from customers and fee-based partners. Our principal uses of operating cash during the first quarter of fiscal 2003 were cash paid to product suppliers, employee compensation and partner revenue share payments. Changes in our operating assets and liabilities during the first quarter of fiscal 2003 resulted in a net cash outflow of $19.7 million. The most significant changes were a decrease in accounts payable, accrued expenses and other, offset, in part, by an increase in deferred revenue compared to the end of fiscal 2002. The decrease in accounts payable, accrued expenses and other was due primarily to a decrease in trade accounts payable due primarily to lower inventory levels at the end of the first quarter of fiscal 2003. The increase in deferred revenue was due primarily to an increase in service fees paid to us in advance by certain partners. During the first quarter of fiscal 2003, we purchased $5.3 million and sold $3.0 million of marketable securities, incurred capital expenditures of $1.4 million and received $895,000 in gross proceeds from sales of short-term investments.

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

We incurred substantial losses over the past five fiscal years while operating our business. As of the end of the first quarter of fiscal 2004, we had an accumulated deficit of $181.6 million. We may not obtain an appropriate volume of purchases through our e-commerce platform, generate an appropriate amount of service fee revenue from our existing partners, add an appropriate amount of new partners to generate sufficient revenues or adequately control our expenses in order to achieve profitability. While we expect to be profitable in fiscal 2004, there can be no assurances that we will be able to achieve profitability.

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

As of May 3, 2004, Michael G. Rubin, our Chairman, President and Chief Executive Officer, beneficially owned 19.0%, funds affiliated with SOFTBANK Holdings Inc., or SOFTBANK, beneficially owned 21.1% and Interactive Technology Holdings, LLC, or ITH, a joint venture company of Comcast Corporation and QVC, Inc., beneficially owned 26.8% of our outstanding common stock, including currently exercisable warrants and options to purchase common stock. Should they decide to act together, any two of Mr. Rubin, SOFTBANK and ITH would be in a position to exercise effective control, and all three would be in a position to exercise complete control, over most matters requiring stockholder approval, including the election or removal of directors, approval of significant corporate transactions and the ability generally to direct our affairs. Furthermore, the stock purchase agreements pursuant to which SOFTBANK and ITH acquired their shares of our common stock provide that SOFTBANK and ITH each have the right to designate up to two members of our board of directors. This concentration of ownership and SOFTBANK’s and ITH’s right to designate members to our board of directors may have the effect of delaying or preventing a change in control of us, including transactions in which stockholders might otherwise receive a premium over current market prices for their shares.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in market risk for the quarter ended April 3, 2004. See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed with the Securities and Exchange Commission on March 18, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures, as defined in the Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to us during the period when our periodic reports are being prepared.

Changes in Internal Controls. During the most recently completed fiscal quarter, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

10.1	Contract of Sale, dated March 16, 2004, by and between Brandywine Operating Partnership, L.P. and 935 KOP Associates, LLC

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

During the fiscal quarter ended April 3, 2004, we filed or furnished to the Securities and Exchange Commission:

(i)	a Current Report on Form 8-K under Item 9 dated February 2, 2004 regarding the resignation of Mr. Steven C. Davis as an employee of GSI; and

(ii)	a Current Report on Form 8-K under Item 12 dated February 18, 2004 regarding our results for the fiscal quarter and full fiscal year ended January 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

GSI COMMERCE, INC.

By:	/s/ MICHAEL G. RUBIN
Michael G. Rubin Chairman, President & Chief Executive Officer (principal executive officer)

By:	/s/ JORDAN M. COPLAND
Jordan M. Copland Executive Vice President & Chief Financial Officer (principal financial officer & principal accounting officer)

Date: May	12, 2004