Form 10-Q
period 2004-07-03
GSI COMMERCE INC
filed 2004-08-10
CIK 828750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JULY 3, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒     No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 2, 2004:

Common Stock, $.01 par value	41,039,535
(Title of each class)	(Number of Shares)

FORM 10-Q

FOR THE QUARTER ENDED JULY 3, 2004

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

Certain financial information is presented on a rounded basis, which may cause minor differences.

i

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	January 3, 2004	July 3, 2004
ASSETS
Current assets:
Cash and cash equivalents	$57,558	$32,975
Marketable securities	11,912	15,268
Accounts receivable, net of allowance of $709 and $718, respectively	4,898	7,283
Inventory	22,910	22,031
Current portion – notes receivable	1,377	900
Prepaid expenses and other current assets	1,848	1,502

Total current assets	100,503	79,959
Property and equipment, net	44,840	63,269
Goodwill, net	13,453	13,453
Notes receivable	2,356	1,293
Other equity investments	2,159	2,847
Other assets, net of accumulated amortization of $2,644 and $3,352, respectively	12,272	11,745

Total assets	$175,583	$172,566

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,677	$22,215
Accrued expenses and other	22,538	21,344
Deferred revenue	14,998	11,769
Current portion – note payable	—	150

Total current liabilities	65,213	55,478
Note payable	—	12,850
Mandatorily redeemable preferred stock, Series A, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding as of January 3, 2004 and July 3, 2004, respectively	—	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 4,990,000 shares authorized; 0 shares issued and outstanding as of January 3, 2004 and July 3, 2004, respectively	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 40,781,036 and 41,011,620 shares issued as of January 3, 2004 and July 3, 2004, respectively; 40,779,826 and 41,010,410 shares outstanding as of January 3, 2004 and July 3, 2004, respectively	408	410
Additional paid in capital	287,571	288,708
Accumulated other comprehensive loss	—	(97)
Accumulated deficit	(177,609)	(184,783)

	110,370	104,238
Less: Treasury stock, at par	—	—

Total stockholders’ equity	110,370	104,238

Total liabilities and stockholders’ equity	$175,583	$172,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2003	July 3, 2004	June 28, 2003	July 3, 2004
Revenues:
Net revenues from product sales	$45,722	$53,131	$89,895	$110,009
Service fee revenues	4,626	11,558	9,332	20,948

Net revenues	50,348	64,689	99,227	130,957
Cost of revenues from product sales	33,307	39,564	65,160	81,072

Gross profit	17,041	25,125	34,067	49,885

Operating expenses:
Sales and marketing, exclusive of $279, $195, $508 and $689 reported below as stock-based compensation, respectively	11,095	16,787	24,219	34,236
Product development, exclusive of $0, $(47), $0 and $2 reported below as stock-based compensation, respectively	3,418	4,498	7,117	8,981
General and administrative, exclusive of $125, $5, $184 and $89 reported below as stock-based compensation, respectively	3,457	4,375	6,538	8,295
Stock-based compensation	404	153	692	780
Depreciation and amortization	2,734	2,646	5,432	5,245

Total operating expenses	21,108	28,459	43,998	57,537

Other (income) expense:
Interest expense	—	54	—	54
Interest income	(290)	(242)	(671)	(532)

Total other (income) expense	(290)	(188)	(671)	(478)

Net loss	$(3,777)	$(3,146)	$(9,260)	$(7,174)

Losses per share—basic and diluted:
Net loss	$(0.10)	$(0.08)	$(0.24)	$(0.18)

Weighted average shares outstanding—basic and diluted	38,838	40,991	38,811	40,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 28, 2003	July 3, 2004
Cash Flows from Operating Activities:
Net loss	$(9,260)	$(7,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,432	5,245
Stock-based compensation	692	780
Gain on exchange of note receivable	—	(6)
Changes in operating assets and liabilities:
Accounts receivable, net	372	(2,385)
Inventory	4,029	879
Prepaid expenses and other current assets	(130)	346
Notes receivable	(113)	32
Other assets, net	—	(182)
Accounts payable and accrued expenses and other	(26,690)	(6,656)
Deferred revenue	1,832	(3,229)

Net cash used in operating activities	(23,836)	(12,350)

Cash Flows from Investing Activities:
Acquisition of property and equipment, net	(2,221)	(23,658)
Payments received on notes receivable	450	826
Purchases of marketable securities	(9,598)	(6,058)
Sales of marketable securities	9,625	2,605
Sales of short-term investments	891	—

Net cash used in investing activities	(853)	(26,285)

Cash Flows from Financing Activities:
Repayments of capital lease obligations	(78)	—
Proceeds from mortgage note	—	13,000
Proceeds from sales of common stock	211	—
Proceeds from exercises of common stock options	102	1,052

Net cash provided by financing activities	235	14,052

Net decrease in cash and cash equivalents	(24,454)	(24,583)
Cash and cash equivalents, beginning of period	61,004	57,558

Cash and cash equivalents, end of period	$36,550	$32,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

GSI Commerce, Inc. (“GSI” or the “Company”), a Delaware corporation, provides an e-commerce platform that enables retailers, branded manufacturers, entertainment companies and professional sports organizations to operate e-commerce businesses. The Company’s e-commerce platform includes Web site design and development, e-commerce technology, managed hosting, order fulfillment, customer service, merchandising and order management, online merchandising, customer relationship management, content development and online marketing. The Company currently derives virtually all of its revenues from the sale of goods through its partners’ e-commerce businesses, toll-free telephone number sales, business-to-business and group sales and related outbound shipping charges, net of allowances for returns and discounts. The Company also derives revenue from fixed and variable fees earned in connection with the development and operation of partners’ e-commerce businesses and the provision of marketing and other services.

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

This quarterly report should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements presented in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2004, as amended May 3, 2004.

Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to those used in the current period.

NOTE 2—ACCOUNTING POLICIES

Marketable Securities: Marketable securities, which consist of investments in debt securities, are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded as a component of stockholders’ equity. The Company does not intend to hold its marketable securities for more than one year from the most recent balance sheet date and has therefore classified them as a current asset. Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income or loss. As of January 3, 2004, the aggregate amortized cost of the Company’s marketable securities approximated their aggregate fair value. As of July 3, 2004, the Company recorded net unrealized losses on its marketable securities of $97,000.

Notes Receivable and Other Equity Investments: On April 28, 2004, the Company converted $730,000 of principal due from Odimo Incorporated (“Odimo”) under a five year subordinated secured promissory note in exchange for 2,036,830 shares of Odimo’s Series C preferred stock and a warrant to purchase 305,525 shares of Odimo’s Series C preferred stock at an exercise price of $0.3584 per share. As a result of the conversion, the principal amount owing under the promissory note as of April 28, 2004 was $2.6 million, due in eleven consecutive quarterly payments of $225,000 each, beginning June 2004 through December 2006 and one final payment of $170,000 due in March 2007. The carrying amount of the portion of the note exchanged was approximately $682,000. In order to determine the fair value of the portion of the note exchanged, the Company obtained an independent, third-party valuation. Using this valuation, the Company determined the estimated fair value of the portion of the note exchanged to be approximately $688,000. The Company recorded the investment in Odimo at $688,000 and recorded a gain on the exchange of approximately $6,000 which is included in interest income.

During the three-month period ended July 3, 2004, the Company collected all amounts due under a $376,000 full-recourse promissory note, including accrued interest.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other Assets, Net: Other assets, net consists primarily of deferred partner revenue share charges, resulting from the exercise of a right to receive 1,600,000 shares of the Company’s common stock in lieu of future cash partner revenue share payments. The 1,600,000 fully vested shares of the Company’s common stock issued are subject to restrictions on the holder’s ability to transfer such shares. These transfer restrictions lapsed as to 70% of such shares as of June 30, 2004 and will lapse as to 10% of such shares on the last day of each quarter thereafter, becoming free of all such transfer restrictions on March 31, 2005. Deferred partner revenue share charges were $11.8 million and $11.1 million as of January 3, 2004 and July 3, 2004, respectively, and are being amortized as stock-based compensation expense as the partner revenue share expense is incurred. The partner revenue share expense incurred is based on actual revenues recognized in a given period and the imputed partner revenue share percentage, which is based on the value of the Company’s common stock that was issued upon exercise of the right. Stock-based compensation expense related to the amortization of deferred partner revenue share charges was $273,000 and $495,000 for the three- and six-month periods ended June 28, 2003, respectively, and $332,000 and $692,000 for the three- and six-month periods ended July 3, 2004, respectively.

Shipping and Handling Costs: The Company defines shipping and handling costs as only those costs incurred for a third-party shipper to transport products to the customer and these costs are included in cost of revenues from product sales. In some instances, shipping and handling costs exceed shipping charges to the customer and are subsidized by the Company. Additionally, the Company selectively offers promotional free shipping whereby it ships merchandise to customers free of all shipping and handling charges. The cost of promotional free shipping and subsidized shipping and handling was $(105,000) and $401,000 for the three- and six-month periods ended June 28, 2003, respectively, and $473,000 and $1.1 million for the three- and six-month periods ended July 3, 2004, respectively, and was charged to sales and marketing expense.

Fulfillment Costs: The Company defines fulfillment costs as personnel, occupancy and other costs associated with its Kentucky fulfillment center and Ashford.com’s Texas fulfillment center that it formerly maintained, personnel and other costs associated with its logistical support and vendor operations departments and third-party warehouse and fulfillment services costs. Fulfillment costs were $2.7 million and $5.8 million for the three- and six-month periods ended June 28, 2003, respectively, and $4.7 million and $9.6 million for the three- and six-month periods ended July 3, 2004, respectively, and are included in sales and marketing expense.

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table illustrates the pro forma net loss and losses per share for the three- and six-month periods ended June 28, 2003 and July 3, 2004 as if compensation expense for stock options issued to employees had been determined consistent with SFAS No. 123:

	Three Months Ended		Six Months Ended
	June 28, 2003	July 3, 2004	June 28, 2003	July 3, 2004
	(in thousands)		(in thousands)
Net loss, as reported	$(3,777)	$(3,146)	$(9,260)	$(7,174)
Add: Stock-based compensation expense included in reported net loss	51	(246)	131	14
Deduct: Total stock-based compensation determined under fair value based method for all awards	(977)	(1,396)	(1,440)	(2,748)

Pro forma net loss	$(4,703)	$(4,788)	$(10,569)	$(9,908)

Losses per share—basic and diluted:
Net loss per share, as reported	$(0.10)	$(0.08)	$(0.24)	$(0.18)

Pro forma net loss per share	$(0.12)	$(0.12)	$(0.27)	$(0.24)

The Company also records stock-based compensation as deferred partner revenue share charges are amortized. Stock-based compensation expense related to the amortization of deferred partner revenue share charges was $273,000 and $495,000 for the three- and six-month periods ended June 28, 2003, respectively, and $332,000 and $692,000 for the three- and six-month periods ended July 3, 2004, respectively.

NOTE 3—CESSATION OF ASHFORD.COM OPERATIONS

In December 2002, the Company announced and implemented its plan to cease the operations of Ashford.com, which accounted for approximately $167,000 and $902,000 of the Company’s net revenues for the three- and six-month periods ended June 28, 2003, respectively, and $1,000 and $9,000 for the three- and six-month periods ended July 3, 2004, respectively. This plan involved the liquidation of Ashford.com’s remaining inventory, the closure of its Houston, Texas fulfillment center and offices and the termination of 71 employees. This plan was substantially completed in January 2003. As of July 3, 2004, 71 employees had been terminated and actual termination benefits paid were $417,000.

At July 3, 2004, the accrued liability associated with the cessation of Ashford.com operations was $370,000 and consisted of the following (in thousands):

	Balance at April 3, 2004	Subsequent Accruals, net	Non-Cash Settlements and Other Adjustments	Payments	Balance at July 3, 2004	Due Within 12 Months	Due After 12 Months
Contractual obligations	$370	$—	$—	$—	$370	$370	$—

The contractual obligations relate to agreements entered into by Ashford.com prior to the sale of assets to Odimo Acquisition Corp.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 4—MARKETABLE SECURITIES

Marketable securities, at estimated fair value, consist of the following:

	January 3, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(in thousands)
Corporate bonds	$2,908	$7	$(10)	$2,905
U.S. government agency securities	9,004	12	(9)	9,007

	$11,912	$19	$(19)	$11,912

	July 3, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(in thousands)
Corporate bonds	$5,563	$—	$(49)	$5,514
U.S. government agency securities	9,802	3	(51)	9,754

	$15,365	$3	$(100)	$15,268

(1)	The fair value of marketable securities with loss positions was $6.1 million and $13.5 million and the gross unrealized losses on these marketable securities were $19,000 and $100,000 as of January 3, 2004 and July 3, 2004, respectively. The Company considered the nature of these marketable securities, which are primarily U.S. government agency securities, the amount of the impairments relative to the carrying value of the related investments and the duration of the impairments, which are all less than twelve months, and concluded that the impairments were not other than temporary.

The amortized cost and estimated fair value of investments in debt securities as of July 3, 2004, by contractual maturity, are as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due within one year	$5,571	$5,551
Due after one year through two years	9,794	9,717

	$15,365	$15,268

NOTE 5—BUILDING PURCHASE/NOTE PAYABLE

On March 16, 2004, a wholly-owned subsidiary of the Company entered into an agreement to purchase a new corporate headquarters in King of Prussia, Pennsylvania, together with an option to purchase an additional parcel of land. The Company closed on the purchase on June 9, 2004 and the purchase price for the building was $17.0 million.

In connection with the purchase of the new corporate headquarters, a wholly-owned subsidiary of the Company entered into a $13.0 million mortgage note on June 9, 2004, collateralized by a first lien on substantially all of the assets of that subsidiary, which have a carrying value of approximately $17.5 million. The mortgage note has a term of ten years and six months and bears interest at 6.32% per annum. As of July 3, 2004, the mortgage note had an aggregate outstanding principal balance of $13.0 million, with $150,000 classified as current and $12.9 million classified as long term. The Company recorded $54,000 of interest expense related to the note during the three- and six-month periods ended July 3, 2004, respectively.

The fair value of the mortgage note is estimated based on current rates offered for similar debt with similar terms and maturity using available market information. As of July 3, 2004, the estimated fair value of the Company’s mortgage note approximates its carrying value.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Annual maturities of the mortgage note are based on a thirty-year amortization and as of July 3, 2004 are as follows (in thousands):

Year 1	$150
Year 2	146
Year 3	157
Year 4	165
Year 5	178
Thereafter	12,204

$13,000

NOTE 6—CHANGES IN STOCKHOLDERS’ EQUITY

The following table summarizes the changes in stockholders’ equity for the three-month periods ended June 28, 2003 and July 3, 2004:

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Comprehensive Loss	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
	Shares	Dollars					Shares	Dollars
	(in thousands)
Consolidated balance at March 29, 2003	38,849	$389	$285,692	$(171,030)		$49	74	$(1)	$115,099
Net loss				(3,777)	$(3,777)				(3,777)
Net unrealized losses on available-for-sale securities					(14)	(14)			(14)

Comprehensive loss					$(3,791)

Issuance of options to purchase common stock in exchange for services			131						131
Issuance of common stock upon exercise of options	26	—	100						100
Issuance of common stock under Employee Stock Purchase Plan	84	1	210						211

Consolidated balance at June 28, 2003	38,959	$390	$286,133	$(174,807)		$35	74	$(1)	$111,750

Consolidated balance at April 3, 2004	40,974	$410	$288,739	$(181,637)		$(25)	1	$—	$107,487
Net loss				(3,146)	$(3,146)				(3,146)
Net unrealized losses on available-for-sale securities					(72)	(72)			(72)

Comprehensive loss					$(3,218)

Issuance of options to purchase common stock in exchange for services			(179)						(179)
Issuance of common stock upon exercise of options	38	—	148						148

Consolidated balance at July 3, 2004	41,012	$410	$288,708	$(184,783)		$(97)	1	$—	$104,238

NOTE 7—STOCK OPTIONS AND WARRANTS

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

.

The following table summarizes the stock option activity for the three-month periods ended June 28, 2003 and July 3, 2004:

	Three Months Ended
	June 28, 2003		July 3, 2004
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Outstanding, beginning of period	5,327	$7.78	6,401	$8.28
Granted	33	2.34	385	9.40
Exercised	(26)	3.92	(37)	4.00
Cancelled	(35)	7.18	(227)	8.97

Outstanding, end of period	5,299	7.77	6,522	8.35

Exercisable, end of period	3,235	8.10	4,008	8.00

The following table summarizes the warrant activity for the three-month periods ended June 28, 2003 and July 3, 2004:

	Three Months Ended
	June 28, 2003		July 3, 2004
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Outstanding, beginning of period	6,882	$9.18	803	$7.68
Granted	—	—	13	9.31
Exercised	—	—	—	—
Cancelled	(1,563)	10.00	—	—

Outstanding, end of period	5,319	8.94	816	7.71

Exercisable, end of period	5,119	9.20	616	9.40

During the three-month period ended July 3, 2004, the Company granted to employees options to purchase an aggregate of 384,750 shares of the Company’s common stock at prices ranging from $8.51 to $10.89 per share. The weighted average fair value and the weighted average exercise price of the options granted with exercise prices at the then-current market prices of the underlying stock during the three-month period ended July 3, 2004 was $5.88 and $9.40 per share, respectively. For the three- and six-month periods ended July 3, 2004, the Company recorded $268,000 and $1,000 reductions in stock-based compensation expense, respectively, relating to options and restricted stock.

During the three-month period ended July 3, 2004, the Company granted to Rustic Canyon Ventures, LP (“Rustic Canyon”) a warrant to purchase 12,500 shares of the Company’s common stock at a price of $9.31 per share. The weighted average fair value and the weighted average exercise price of the warrant granted with an exercise price at the then-current market price of the underlying stock during the three-month period ended July 3, 2004 was $7.09 and $9.31 per share, respectively. For the three- and six-month periods ended July 3, 2004, the Company recorded $89,000 of stock-based compensation expense, respectively, relating to warrants.

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes information regarding options and warrants outstanding and exercisable as of July 3, 2004:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$ 1.00 – $ 5.56	2,651	6.32	$4.46	1,965	$4.67
$ 5.69 – $10.00	3,556	5.45	8.66	1,845	8.04
$10.60 – $24.69	1,122	6.11	15.39	805	16.09
$33.33 – $50.00	9	0.19	36.82	9	36.82

$ 1.00 – $50.00	7,338	5.87	8.28	4,624	8.18

As of July 3, 2004, 561,938 shares of common stock were available for future grants under the Plans.

The fair value of options granted under the Plans during the three-month periods ended June 28, 2003 and July 3, 2004 were estimated on the date of grant using the Black-Scholes multiple option pricing model, with the following weighted average assumptions:

	Three Months Ended
Assumption	June 28, 2003	July 3, 2004
Dividend yield	None	None
Expected volatility	105.00%	96.00%
Average risk free interest rate	1.87%	3.35%
Average expected lives	3.87 years	3.30 years

No warrants were granted or issued by the Company during the three-month period ended June 28, 2003. The fair value of the warrant granted and issued during the three-month period ended July 3, 2004 was estimated on the date of grant using the Black-Scholes multiple pricing model, with the following assumptions:

Assumption	Three Months Ended July 3, 2004
Dividend yield	None
Expected volatility	100.00%
Average risk free interest rate	3.93%
Average expected life	5.00 years

NOTE 8—LOSSES PER SHARE

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

The amounts used in calculating losses per share data are as follows:

	Three Months Ended		Six Months Ended
	June 28, 2003	July 3, 2004	June 28, 2003	July 3, 2004
	(in thousands)		(in thousands)
Net loss	$(3,777)	$(3,146)	$(9,260)	$(7,174)

Weighted average shares outstanding—basic and diluted	38,838	40,991	38,811	40,930

Outstanding common stock options having no dilutive effect	5,299	6,522	5,299	6,522

Outstanding common stock warrants having no dilutive effect	5,319	816	5,319	816

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 9—COMPREHENSIVE LOSS

The following table summarizes the components of comprehensive loss:

	Three Months Ended		Six Months Ended
	June 28, 2003	July 3, 2004	June 28, 2003	July 3, 2004
	(in thousands)		(in thousands)
Net loss	$(3,777)	$(3,146)	$(9,260)	$(7,174)
Other comprehensive loss:
Net unrealized losses on available-for-sale securities	(14)	(72)	(22)	(97)

Other comprehensive loss	(14)	(72)	(22)	(97)

Comprehensive loss	$(3,791)	$(3,218)	$(9,282)	$(7,271)

NOTE 10—CONCENTRATIONS OF CREDIT RISK

As of January 3, 2004 and July 3, 2004, the Company had $3.4 million and $7.5 million, respectively, of operating cash and $66.1 million and $40.7 million, respectively, of cash equivalents and marketable securities invested with several financial institutions, which are potentially subject to credit risk. The composition of these investments are regularly monitored by management of the Company.

NOTE 11—MAJOR SUPPLIERS/ECONOMIC DEPENDENCY

During the three-month period ended July 3, 2004, the Company purchased inventory from one supplier amounting to $12.8 million or 37% of total inventory purchased. During the six-month period ended July 3, 2004, the Company purchased inventory from one supplier amounting to $25.3 million or 37% of total inventory purchased.

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

NOTE 12—COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved in various litigation incidental to its current and discontinued businesses, including alleged infringement of intellectual property rights of third parties, contractual claims and claims relating to the manner in which goods are sold through its e-commerce platform.

While the Company sold certain assets of Ashford.com, Inc. in December 2002, Ashford.com continues to be a party to certain litigation that was commenced prior to the Company’s acquisition of Ashford.com in March 2002. Since July 11, 2001, several stockholder class action complaints have been filed in the United States District Court of the Southern District of New York against Ashford.com, several of Ashford.com’s officers and directors, and various underwriters of Ashford.com’s initial public offering. The purported class actions have all been brought on behalf of purchasers of Ashford.com common stock during various periods beginning on September 22, 1999, the date of Ashford.com’s initial public offering. The plaintiffs allege that Ashford.com’s prospectus, included in Ashford.com’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, certain fees and commissions collected by the underwriters or arrangements designed to inflate the price of the common stock. The plaintiffs further allege that because of these purchases, Ashford.com’s post-initial public offering stock price was artificially inflated. As a result of the alleged omissions in the prospectus and the purported inflation of the stock price, the plaintiffs claim violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. The complaints have been consolidated into a single action, and the consolidated cases against Ashford.com have been consolidated with similarly consolidated cases filed against 308 other issuer defendants for the purposes of pretrial proceedings. The claims against Ashford.com’s officers and directors were dismissed in exchange for tolling agreements which permit the refiling of claims

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

against officers and directors at a later date. A motion to dismiss filed on behalf of all issuer defendants, including Ashford.com, was denied in all aspects relevant to Ashford.com on February 19, 2003. Ashford.com and its insurers have entered into a memorandum of understanding regarding terms for settlement of this suit. Under the settlement, plaintiffs’ claims against Ashford.com and other issuers will be dismissed in exchange for certain consideration from the issuers’ insurers and for the issuers’ assignment to plaintiffs of certain potential claims against the underwriters of the relevant initial public offerings. Formal documentation of the settlement contemplated by the memorandum of understanding is complete and is pending approval by the judge presiding over this matter. In the event that a settlement is not finalized, the Company believes that Ashford.com has defenses against these actions.

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

Employment Agreements

As of July 3, 2004, the Company had employment agreements with several of its employees for an aggregate annual base salary of $1.6 million plus bonuses and increases in accordance with the terms of the agreements. Remaining terms of such contracts range from less than one to three years.

Advertising and Media Agreements

As of July 3, 2004, the Company was contractually committed for the purchase of future advertising totaling approximately $206,000 through the fiscal year ending January 1, 2005. The expense related to these commitments will be recognized in accordance with the Company’s accounting policy related to advertising.

Partner Revenue Share Payments

As of July 3, 2004, the Company was contractually committed to minimum cash revenue share payments of $375,000 per fiscal quarter through July, 2011.

NOTE 13—SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Six Months Ended
	June 28, 2003	July 3, 2004
	(in thousands)
Cash paid during the period for interest	$—	$54

Noncash Investing and Financing Activities:
Receipt of shares of, and warrants to purchase, Odimo’s Series C preferred stock in connection with a conversion of principal due under a note	$—	$688
Exchange of a portion of a promissory note in connection with a conversion of principal due under the note	$—	$(682)
Net unrealized losses on available-for-sale securities	$(22)	$(97)

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Concluded)

(Unaudited)

NOTE 14—RELATED PARTY TRANSACTIONS

The Company has entered into a strategic alliance to provide technology, procurement and fulfillment services for QVC, Inc. Interactive Technology Holdings, LLC, which is a major stockholder of the Company, is a joint venture company of Comcast Corporation and QVC. The Company recognized net revenues of $460,000 and $986,000 on sales to this related party for the three- and six-month periods ended June 28, 2003, respectively, and $238,000 and $571,000 for the three- and six-month periods ended July 3, 2004, respectively. The terms of these sales are comparable to those with other business-to-business partners of the Company. As of July 3, 2004, the amount included in accounts receivable was $333,000 related to these sales.

In the fiscal year ended January 3, 2004, the Company entered into an agreement with QVC pursuant to which QVC will provide shipping services to the Company in exchange for variable fees. The Company incurred fees of $0 for the three- and six-month periods ended June 28, 2003, respectively. The Company incurred fees of $264,000 and $583,000 for the three- and six-month periods ended July 3, 2004, respectively, of which $250,000 and $557,000 related directly to products shipped and was charged to cost of revenues from product sales and $14,000 and $26,000 related to professional services provided and was charged to sales and marketing expense.

In exchange for Rustic Canyon forfeiting its right to designate one member to the Company’s Board, on June 26, 2004, the Company granted to Rustic Canyon a warrant to purchase 12,500 shares of the Company’s common stock with a term of five years and an exercise price of $9.31 per share. The fair value of the warrant was estimated on the date of grant using the Black-Scholes multiple option pricing model and the Company recorded $89,000 of stock-based compensation expense, relating to the warrant.

NOTE 15—SUBSEQUENT EVENT

On August 3, 2004, the Company received prepayment in full of the $2.4 million principal amount then outstanding under the five year subordinated secured promissory note from Odimo, together with related accrued interest. In connection with the prepayment, the remaining discount on the note of $217,000 was fully amortized and recorded as interest income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “plan”, “will”, “would”, “should”, “guidance”, “potential”, “continue”, “project”, “forecast”, “confident”, “prospects”, and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industries and markets in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, consumer spending, the financial markets and the industries in which we and our partners operate, changes affecting the Internet and e-commerce, our ability to develop and maintain relationships with strategic partners and suppliers and the timing of our establishment or extension of our relationships with strategic partners, our ability to timely and successfully develop, maintain and protect our technology and product and service offerings and execute operationally, our ability to attract and retain qualified personnel, our ability to successfully integrate our acquisitions of other businesses, if any, and the performance of acquired businesses. More information about potential factors that could affect us are described under the heading of “Risk Factors.” We expressly disclaim any intent or obligation to update these forward-looking statements, except as otherwise specifically stated by us.

Overview and Executive Summary

•	We provide an e-commerce platform that enables retailers, branded manufacturers, entertainment companies and professional sports organizations to operate e-commerce businesses. Our e-commerce platform includes Web site design and development, e-commerce technology, managed hosting, order fulfillment, customer service, merchandising and order management, online merchandising, customer relationship management, content development and online marketing. We currently derive virtually all of our revenues from the sale of goods through our partners’ e-commerce businesses, toll-free telephone number sales, business-to-business and group sales and related outbound shipping charges, net of allowances for returns and discounts. We also derive revenue from fixed and variable fees earned in connection with the development and operation of partners’ e-commerce businesses and the provision of marketing and other services.

•	Our revenue growth from the second quarter and first six months of fiscal 2003 to the second quarter and first six months of fiscal 2004 was due to the addition of new partners in fiscal 2003, increases in sales from partners’ e-commerce businesses that were operated for the entirety of each of the periods, and increases in sales from partners’ e-commerce businesses that were operated for part of the second quarter and first six months of fiscal 2003 and all of the second quarter and first six months of fiscal 2004. We expect that the new partners added during fiscal 2003 will have a greater impact on net revenues in fiscal 2004 than these new partners did in fiscal 2003, as we will operate the businesses of these partners on our e-commerce platform for the entirety of fiscal 2004. We also expect that we will add more service fee-based partners in fiscal 2004 than GSI-owned inventory model partners.

•	For the second quarter of fiscal 2004, operating expenses increased $7.4 million from $21.1 million in the second quarter of fiscal 2003 to $28.5 million in the same period in fiscal 2004, and increased as a percentage of net revenues from 41.9% in the second quarter of fiscal 2003 to 44.0% in the same period in fiscal 2004. For the first six months of fiscal 2004, operating expenses increased $13.5 million from $44.0 million in the first six months of fiscal 2003 to $57.5 million in the same period in fiscal 2004, but decreased as a percentage of net revenues from 44.3% in the first six months of fiscal 2003 to 43.9% in the same period in fiscal 2004.

•	We expect to achieve profitability in fiscal 2004. For the second quarter of fiscal 2004, we reported a net loss of $3.1 million or $0.08 per share, based on 41.0 million weighted average shares outstanding. This compares to a net loss of $3.8 million or $0.10 per share for the same period in fiscal 2003, based on 38.8 million weighted average shares outstanding. For the first six months of fiscal 2004, we reported a net loss of $7.2 million or $0.18 per share, based on 40.9 million weighted average shares outstanding. This compares to a net loss of $9.3 million or $0.24 per share for the same period in fiscal 2003, based on 38.8 million weighted average shares outstanding. We expect to realize net income in fiscal 2004 based on continued revenue growth and related increased gross profit, increased variable cost efficiencies and slower than historical growth of our fixed costs.

•	We compete in the market for outsourced solutions for the development and operation of e-commerce businesses. Over the past four years, a number of competitors have exited the market, but competition remains intense. We believe that we deliver a unique and compelling value proposition as we provide expertise and infrastructure that enable our partners to grow their e-commerce businesses and to use their e-commerce businesses as a tool to complement and enhance their offline businesses. We believe that our differentiated offering has allowed us to compete successfully. We are relying on our differentiated offering to attract new partners businesses in the future.

Results of Operations

Comparison of the three- and six-month periods ended June 28, 2003 and July 3, 2004

The following table sets forth the dollar amount and percentage of net revenues for certain line items of our statements of operations for the second quarter of fiscal 2003 and the second quarter of fiscal 2004 and the dollar and percentage change in these line items period over period.

	Second Qtr Fiscal 2003		Second Qtr Fiscal 2004		Second Qtr Fiscal 2004 vs Second Qtr Fiscal 2003
	$	%	$	%	$ Change	% Change
	(dollars in millions)
Net revenues from product sales	$45.7	90.9%	$53.1	82.1%	$7.4	16.2%
Service fee revenues	4.6	9.1%	11.6	17.9%	7.0	152.2%

Net revenues	50.3	100.0%	64.7	100.0%	14.4	28.6%
Cost of revenues from product sales	33.3	66.2%	39.6	61.2%	6.3	18.9%

Gross profit	17.0	33.8%	25.1	38.8%	8.1	47.6%
Sales and marketing expenses	11.1	22.1%	16.8	26.0%	5.7	51.4%
Product development expenses	3.4	6.8%	4.5	7.0%	1.1	32.4%
General and administrative expenses	3.5	7.0%	4.4	6.8%	0.9	25.7%
Stock-based compensation expense	0.4	0.8%	0.2	0.3%	(0.2)	-50.0%
Depreciation and amortization expenses	2.7	5.4%	2.6	4.0%	(0.1)	-3.7%
Interest expense	—	0.0%	0.1	0.2%	0.1	0.0%
Interest income	(0.3)	-0.6%	(0.2)	-0.3%	(0.1)	-33.3%
Net loss	(3.8)	-7.6%	(3.1)	-4.8%	0.7	18.4%

The following table sets forth the dollar amount and percentage of net revenues for certain line items of our statements of operations for the first six months of fiscal 2003 and the first six months of fiscal 2004 and the dollar and percentage change in these line items period over period .

	First Six Months Fiscal 2003		First Six Months Fiscal 2004		First Six Months Fiscal 2004 vs First Six Months Fiscal 2003
	$	%	$	%	$ Change	% Change
	(dollars in millions)
Net revenues from product sales	$89.9	90.6%	$110.0	84.0%	$20.1	22.4%
Service fee revenues	9.3	9.4%	20.9	16.0%	11.6	124.7%

Net revenues	99.2	100.0%	131.0	100.0%	31.8	32.1%
Cost of revenues from product sales	65.2	65.7%	81.1	61.9%	15.9	24.4%

Gross profit	34.1	34.4%	49.9	38.1%	15.8	46.3%
Sales and marketing expenses	24.2	24.4%	34.2	26.1%	10.0	41.3%
Product development expenses	7.1	7.2%	9.0	6.9%	1.9	26.8%
General and administrative expenses	6.5	6.6%	8.3	6.3%	1.8	27.7%
Stock-based compensation expense	0.7	0.7%	0.8	0.6%	0.1	14.3%
Depreciation and amortization expenses	5.4	5.4%	5.2	4.0%	(0.2)	-3.7%
Interest expense	—	0.0%	0.1	0.1%	0.1	0.0%
Interest income	(0.7)	-0.7%	(0.5)	-0.4%	(0.2)	-28.6%
Net loss	(9.3)	-9.4%	(7.2)	-5.5%	2.1	22.6%

Net Revenues from Product Sales

Net revenues from product sales are derived from the sale of goods through our partners’ e-commerce businesses, toll-free telephone number sales, business-to-business and group sales and related outbound shipping charges, net of allowances for returns and discounts.

The following table provides information about our net revenues from product sales by category for the second quarter of fiscal 2003 and the second quarter of fiscal 2004:

			Second Qtr Fiscal 2004 vs Second Qtr Fiscal 2003
	Second Qtr Fiscal 2003	Second Qtr Fiscal 2004	$ Change	% Change
	(dollars in thousands)
Net revenues from product sales:
Category:
Sporting goods	$27,011	$33,586	$6,575	24%
Other	18,711	19,545	834	4%

Total net revenues from product sales	$45,722	$53,131	$7,409	16%

The following table provides information about our net revenues from product sales by category for the first six months of fiscal 2003 and the first six months of fiscal 2004:

			First Six Months Fiscal 2004 vs First Six Months Fiscal 2003
	First Six Months Fiscal 2003	First Six Months Fiscal 2004	$ Change	% Change
	(dollars in thousands)
Net revenues from product sales:
Category:
Sporting goods	$51,418	$67,124	$15,706	31%
Other	38,477	42,885	4,408	11%

Total net revenues from product sales	$89,895	$110,009	$20,114	22%

Net revenues from product sales increased $7.4 million and $20.1 million for the second quarter and first six months of fiscal 2004, respectively, of which $6.6 million and $15.7 million, respectively, was due to increases in sales in the sporting goods category and $834,000 and $4.4 million, respectively, was due to increases in sales in our other product categories, which include consumer electronics, general merchandise and licensed entertainment products. The increases in the sporting goods and other categories were due to the addition of new partners in fiscal 2003, increases in sales from partners’ e-commerce businesses that were operated for the entirety of each of the periods and increases in sales from partners’ e-commerce businesses that were operated for part of the second quarter and first six months of fiscal 2003 and all of the second quarter and first six months of fiscal 2004.

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

Service fee revenues increased $7.0 million and $11.6 million for the second quarter and first six months of fiscal 2004, respectively, due primarily to the launch of new fee-based partners in the second half of fiscal 2003.

Cost of Revenues from Product Sales

Cost of revenues from product sales includes the cost of products sold and inbound freight related to those products, as well as outbound shipping and handling costs, other than those related to promotional free shipping and subsidized shipping and handling which are included in sales and marketing expense.

As a percentage of net revenues from product sales, cost of revenues from product sales was 72.8% and 72.5% for the second quarter and first six months of fiscal 2003, respectively, and 74.5% and 73.7% for the second quarter and first six months of fiscal 2004, respectively. These increases were due primarily to higher product costs in the sporting goods category in the second quarter and first six months of fiscal 2004.

Gross Profit

The increases in gross profit dollars for the second quarter and first six months of fiscal 2004 compared to the same periods in fiscal 2003 were due primarily to $7.0 million and $11.6 million increases in service fee revenues in the second quarter and first six months of fiscal 2004, respectively. The increases in gross profit percentage for the second quarter and first six months of fiscal 2004 compared to the same periods in fiscal 2003 were due primarily to the increases in service fee revenues, offset, in part, by lower margins on sales in the sporting goods category in the second quarter and first six months of fiscal 2004.

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

Sales and marketing expenses increased $5.7 million for the second quarter of fiscal 2004 primarily due to a $3.1 million increase in personnel and related costs, of which $1.5 million was attributable to our fulfillment operations and $996,000 was attributable to our customer service department, an $1.1 million increase in advertising costs, a $624,000 increase in credit card fees and a $578,000 increase in subsidized shipping and handling costs. Sales and marketing expenses increased $10.0 million for the first six months of fiscal 2004 primarily due to a $5.1 million increase in personnel and related costs, of which $2.9 million was attributable to our fulfillment operations and $1.5 million was attributable to our customer service department, an $1.9 million increase in advertising costs, a $1.2 million increase in credit card fees, a $689,000 increase in partner revenue share charges and a $652,000 increase in subsidized shipping and handling costs. The increases in personnel and related costs attributable to our fulfillment operations were primarily due to high processing volume in our fulfillment center. The increases in partner revenue share charges and credit card fees were due principally to increased sales volume in the second quarter and first six months of fiscal 2004.

Product Development Expenses

Product development expenses consist primarily of expenses associated with planning, maintaining and operating our partners’ e-commerce businesses and payroll and related expenses for engineering, production, creative and management information systems.

Product development expenses increased $1.1 million for the second quarter of fiscal 2004 primarily due to a $549,000 increase in personnel and related costs and a $403,000 increase in costs related to our use of temporary technical professionals. Product development expenses increased $1.9 million for the first six months of fiscal 2004 primarily due to a $1.1 million increase in costs related to strategic technology planning and our use of temporary technical professionals and a $791,000 increase in personnel and related costs, offset, in part, by a $235,000 decrease in equipment and software maintenance costs.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll and related expenses for executive, finance, human resources, legal and administrative personnel, as well as bad debt expense and occupancy costs for our headquarters and other offices.

General and administrative expenses increased $918,000 for the second quarter of fiscal 2004 primarily due to a $477,000 increase in personnel and related costs and a $264,000 increase in professional fees. General and administrative expenses increased $1.8 million for the first six months of fiscal 2004 primarily due to a $933,000 increase in personnel and related costs and a $608,000 increase in professional fees.

Stock-Based Compensation Expense

Stock-based compensation expense consists of the amortization of deferred compensation expense for options granted to employees and certain non-employees, the value of options or warrants granted to certain partners and investors and amortization of deferred partner revenue share charges.

Stock-based compensation expense decreased $251,000 for the second quarter of fiscal 2004 primarily due to a decrease of $352,000 in charges related to options subject to variable accounting and a decrease of $47,000 in charges related to the issuance of options granted during fiscal 2000 and fiscal 2001 with exercise prices below the then-current market prices of the underlying stock, offset, in part, by an increase of $89,000 related to the issuance of a warrant and an increase of $59,000 related to the amortization of deferred partner revenue share charges. Stock-based compensation expense increased $88,000 for the first six months of fiscal 2004 primarily due to an increase of $197,000 related to the amortization of deferred partner revenue share charges and an increase of $89,000 related to the issuance of a warrant, offset, in part, by a decrease of $102,000 in charges related to the issuance of options granted during fiscal 2000 and fiscal 2001 with exercise prices below the then-current market prices of the underlying stock and a decrease of $96,000 in charges related to options subject to variable accounting. As of July 3, 2004, we had an aggregate of $1.1 million of deferred stock-based compensation remaining to be amortized. We had stock-based compensation expense related to the amortization of deferred partner revenue share charges of $273,000 and $495,000 for the second quarter and first six months of fiscal 2003, respectively, and $332,000 and $692,000 for the second quarter and first six months of fiscal 2004, respectively.

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

Depreciation and amortization expenses decreased $88,000 for the second quarter of fiscal 2004 and decreased $187,000 for the first six months of fiscal 2004 primarily due to certain previously purchased assets becoming fully depreciated in fiscal 2003, offset, in part, by additional assets to build, manage and operate our business.

Other (Income) Expense

Interest income consists primarily of interest earned on cash, cash equivalents, short-term investments and marketable securities. Interest expense consists of interest paid in connection with the mortgage note on our new corporate headquarters.

The decreases in interest income of $48,000 and $139,000 for the second quarter and first six months of fiscal 2004, respectively, were due lower average balances of cash, cash equivalents, short-term investments and marketable securities, offset, in part, by higher interest rates during the second quarter and first six months of fiscal 2004 compared to the same periods in fiscal 2003.

The increases in interest expense of $54,000 for the second quarter and first six months of fiscal 2004, respectively, were due to interest incurred on the $13.0 million mortgage note on our new corporate headquarters which was entered into on June 9, 2004.

Income Taxes

Since the sales of our discontinued operations in fiscal 1999 and fiscal 2000, we have not generated taxable income. Net operating losses generated have been carried back to offset income taxes paid in prior years. The remaining net operating losses will be carried forward. As of July 3, 2004, we had available net operating loss carryforwards of approximately $428.1 million which expire in the years 2004 through 2023. The use of certain net operating loss carryforwards are subject to annual limitations based on ownership changes of our stock, as defined by Section 382 of the Internal Revenue Code. We expect that net operating losses of approximately $243.2 million will expire before they can be used. Any otherwise recognizable deferred tax assets have been offset by a valuation allowance for the net operating loss carryforwards.

Certain Related Party Transactions

We have entered into a strategic alliance to provide technology, procurement and fulfillment services for QVC, Inc. Interactive Technology Holdings, LLC, which is one of our major stockholders, is a joint venture company of Comcast Corporation and QVC. We recognized net revenues on sales to this related party of $460,000 and $986,000 for the second quarter and first six months of fiscal 2003, respectively, and $238,000 and $571,000 for the second quarter and first six months of fiscal 2004, respectively. The terms of these sales are comparable to those with our other business-to-business partners. As of July 3, 2004, the amount included in accounts receivable was $333,000 related to these sales.

In fiscal 2003, we entered into an agreement with QVC pursuant to which QVC will provide shipping services to us in exchange for variable fees. We incurred fees of $0 for the second quarter and first six months of fiscal 2003, respectively. We incurred fees of $264,000 and $583,000 for the second quarter and first six months of fiscal 2004, of which $250,000 and $557,000 related directly to products shipped and was charged to cost of revenues from product sales and $14,000 and $26,000 related to professional services provided and was charged to sales and marketing expense.

In exchange for Rustic Canyon forfeiting its right to designate one member to our Board, on June 26, 2004, we granted to Rustic Canyon a warrant to purchase 12,500 shares of our common stock with a term of five years and an exercise price of $9.31 per share. The fair value of the warrant was estimated on the date of grant using the Black-Scholes multiple option pricing model and we recorded $89,000 of stock-based compensation expense, relating to the warrant.

Liquidity and Capital Resources

Our principal source of liquidity is our cash, cash equivalents and marketable securities. Our cash, cash equivalents and marketable securities balances were $69.5 million and $48.2 million as of January 3, 2004 and July 3, 2004, respectively.

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

We have incurred substantial costs to develop our e-commerce platform and to recruit, train and compensate personnel for our creative, engineering, business development, marketing, merchandising, customer service, management information systems and administrative departments. During the first and second quarters of fiscal 2004, we spent approximately $4.9 million on continued upgrades to our technology infrastructure and $1.2 million on warehouse equipment and improvements for our Kentucky fulfillment center. Also, during the second quarter of fiscal 2004, we spent approximately $17.5 million to purchase our new corporate headquarters in King of Prussia, Pennsylvania. We expect to spend $5.0 to $6.0 million in building improvements to our new headquarters. We expect additional capital expenditures for fiscal 2004 to be between $6.4 and $11.4 million as we continue to improve our technology infrastructure and invest in our fulfillment and customer contact center operations. As of July 3, 2004, we had working capital of $24.5 million and an accumulated deficit of $184.8 million.

We used approximately $12.4 million in net cash for operating activities during the first six months of fiscal 2004. Our principal sources of operating cash during the first six months of fiscal 2004 were payments received from customers and fee-based partners, which generally approximate our net revenues from product sales and our service fee revenues, respectively. Our principal uses of operating cash during the first six months of fiscal 2004 were cash paid to product suppliers, which generally approximates our cost of revenues from product sales, employee compensation and partner revenue share payments. Changes in our operating assets and liabilities during the first six months of fiscal 2004 resulted in a net cash outflow of $11.2 million. The most significant changes were a decrease in accounts payable, accrued expenses and other, a decrease in deferred revenue and an increase in accounts receivable compared to the end of fiscal 2003. The decrease in accounts payable, accrued expenses and other was due primarily to a decrease in operating accounts payable related to decreased sales volume compared to the fourth quarter of fiscal 2003. The decrease in deferred revenue was due to a decrease in service fees paid to us in advance by certain partners. The increase in accounts receivable was due primarily to decreases in our accounts receivable reserves. Our investing activities during the first six months of fiscal 2004 consisted primarily of the purchase of our new corporate headquarters and other capital expenditures totaling approximately $23.7 million. During the first six months of fiscal 2004, we also purchased $6.1 million and sold $2.6 million of marketable securities. Our financing activities during the first six months of fiscal 2004 consisted primarily of the receipt of $13.0 million in gross proceeds from a mortgage note on our new corporate headquarters.

We used approximately $23.8 million in net cash for operating activities during the first six months of fiscal 2003. Our principal sources of operating cash during the first six months of fiscal 2003 were payments received from customers and fee-based partners. Our principal uses of operating cash during the first six months of fiscal 2003 were cash paid to product suppliers, employee compensation and partner revenue share payments. Changes in our operating assets and liabilities during the first six months of fiscal 2003 resulted in a net cash outflow of $20.7 million. The most significant changes were a decrease in accounts payable, accrued expenses and other, offset, in part, by a decrease in inventory compared to the end of fiscal 2002. The decrease in accounts payable, accrued expenses and other was due primarily to a decrease in trade accounts payable due primarily to lower inventory levels at the end of the second quarter of fiscal 2003. The increase in deferred revenue was due primarily to an increase in service fees paid to us in advance by certain partners. During the first six months of fiscal 2003, we purchased $9.6 million and sold $9.6 million of marketable securities, incurred capital expenditures of $2.2 million and received $891,000 in gross proceeds from sales of short-term investments.

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

All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “plan”, “will”, “would”, “should”, “guidance”, “potential”, “continue”, “project”, “forecast”, “confident”, “prospects”, and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industries and markets in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, consumer spending, the financial markets and the industries in which we and our partners operate, changes affecting the Internet and e-commerce, our ability to develop and maintain relationships with strategic partners and suppliers and the timing of our establishment or extension of our relationships with strategic partners, our ability to timely and successfully develop, maintain and protect our technology and product and service offerings and execute operationally, our ability to attract and retain qualified personnel, our ability to successfully integrate our acquisitions of other businesses, if any, and the performance of acquired businesses. More information about potential factors that could affect us is provided below. We expressly disclaim any intent or obligation to update these forward-looking statements, except as otherwise specifically stated by us.

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

We incurred substantial losses over the past five fiscal years while operating our business. As of the end of the second quarter of fiscal 2004, we had an accumulated deficit of $184.8 million. We may not obtain an appropriate volume of purchases through our e-commerce platform, generate an appropriate amount of service fee revenue from our existing partners, add an appropriate amount of new partners to generate sufficient revenues or adequately control our expenses in order to achieve profitability. While we expect to be profitable in fiscal 2004, there can be no assurances that we will be able to achieve profitability.

We will continue to incur significant operating expenses and capital expenditures as we:

•	enhance our distribution and order fulfillment capabilities;

•	further improve our order processing systems and capabilities;

•	develop enhanced technologies and features to improve our partners’ e-commerce businesses;

•	purchase and improve our new corporate headquarters;

•	enhance our customer contact center capabilities to better serve customers’ needs;

•	improve our marketing, customer relationship management and design capabilities;

•	increase our general and administrative functions to support our growing operations; and

•	continue our business development, sales and marketing activities.

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

Our success depends to a significant degree upon the contribution of our executive officers and other key personnel, particularly Michael G. Rubin, Chairman, Co-President and Chief Executive Officer. We have employment agreements with certain of our executive officers and key personnel. Due to the costs associated with compensating executive officers and key personnel and the competition for highly qualified personnel, we cannot be sure that we will be able to retain or attract executive, managerial or other key personnel. We have obtained key person life insurance for Mr. Rubin in the amount of $9.0 million. We have not obtained key person life insurance for any of our other executive officers or key personnel.

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

While we sold certain assets of Ashford.com in December 2002, Ashford.com continues to be a party to certain litigation that was commenced prior to our acquisition of Ashford.com in March 2002. Since July 11, 2001, several stockholder class action complaints have been filed in the United States District Court of the Southern District of New York against Ashford.com, several of Ashford.com’s officers and directors, and various underwriters of Ashford.com’s initial public offering. The purported class actions have all been brought on behalf of purchasers of Ashford.com common stock during various periods beginning on September 22, 1999, the date of Ashford.com’s initial public offering. The plaintiffs allege that Ashford.com’s prospectus, included in Ashford.com’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, certain fees and commissions collected by the underwriters or arrangements designed to inflate the price of the common stock. The plaintiffs further allege that because of these purchases, Ashford.com’s post-initial public offering stock price was artificially inflated. As a result of the alleged omissions in the prospectus and the purported inflation of the stock price, the plaintiffs claim violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. The complaints have been consolidated into a single action, and the consolidated cases against Ashford.com have been consolidated with similarly consolidated cases filed against 308 other issuer defendants for the purposes of pretrial proceedings. The claims against Ashford.com’s officers and directors were dismissed in exchange for tolling agreements which permit the refiling of claims against officers and directors at a later date. A motion to dismiss filed on behalf of all issuer defendants, including Ashford.com, was denied in all aspects relevant to Ashford.com on February 19, 2003. Ashford.com and its insurers have entered into a memorandum of understanding regarding terms for settlement of this suit. Under the settlement, plaintiffs’ claims against Ashford.com and other issuers will be dismissed in exchange for certain consideration from the issuers’ insurers and for the issuers’ assignment to plaintiffs of certain potential claims against the underwriters of the relevant initial public offerings. Formal documentation of the settlement contemplated by the memorandum of understanding is complete and is pending approval by the judge presiding over this matter. In the event that a settlement is not finalized, we believe that Ashford.com has defenses against these actions.

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

As of August 2, 2004, Michael G. Rubin, our Chairman, Co-President and Chief Executive Officer, beneficially owned 19.0%, funds affiliated with SOFTBANK Holdings Inc., or SOFTBANK, beneficially owned 21.1% and Interactive Technology Holdings, LLC, or ITH, a joint venture company of Comcast Corporation and QVC, Inc., beneficially owned 26.9% of our outstanding common stock, including currently exercisable warrants and options to purchase common stock. Should they decide to act together, any two of Mr. Rubin, SOFTBANK and ITH would be in a position to exercise effective control, and all three would be in a position to exercise complete control, over most matters requiring stockholder approval, including the election or removal of directors, approval of significant corporate transactions and the ability generally to direct our affairs. Furthermore, the stock purchase agreements pursuant to which SOFTBANK and ITH acquired their shares of our common stock provide that SOFTBANK and ITH each have the right to designate up to two members of our board of directors. This concentration of ownership and SOFTBANK’s and ITH’s right to designate members to our board of directors may have the effect of delaying or preventing a change in control of us, including transactions in which stockholders might otherwise receive a premium over current market prices for their shares.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in market risk for the quarter ended July 3, 2004. See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed with the Securities and Exchange Commission on March 18, 2004, as amended May 3, 2004.

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

(b) Changes in Internal Controls. During the most recently completed fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are involved in various litigation incidental to our current and discontinued businesses, including alleged infringement of intellectual property rights of third parties, contractual claims and claims relating to the manner in which goods are sold through our e-commerce platform.

While we sold certain assets of Ashford.com in December 2002, Ashford.com continues to be a party to certain litigation that was commenced prior to our acquisition of Ashford.com in March 2002. Since July 11, 2001, several stockholder class action complaints have been filed in the United States District Court of the Southern District of New York against Ashford.com, several of Ashford.com’s officers and directors, and various underwriters of Ashford.com’s initial public offering. The purported class actions have all been brought on behalf of purchasers of Ashford.com common stock during various periods beginning on September 22, 1999, the date of Ashford.com’s initial public offering. The plaintiffs allege that Ashford.com’s prospectus, included in Ashford.com’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, certain fees and commissions collected by the underwriters or arrangements designed to inflate the price of the common stock. The plaintiffs further allege that because of these purchases, Ashford.com’s post-initial public offering stock price was artificially inflated. As a result of the alleged omissions in the prospectus and the purported inflation of the stock price, the plaintiffs claim violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. The complaints have been consolidated into a single action, and the consolidated cases against Ashford.com have been consolidated with similarly consolidated cases filed against 308 other issuer defendants for the purposes of pretrial proceedings. The claims against Ashford.com’s officers and directors were dismissed in exchange for tolling agreements which permit the refiling of claims against officers and directors at a later date. A motion to dismiss filed on behalf of all issuer defendants, including Ashford.com, was denied in all aspects relevant to Ashford.com on February 19, 2003. Ashford.com and its insurers have entered into a memorandum of understanding regarding terms for settlement of this suit. Under the settlement, plaintiffs’ claims against Ashford.com and other issuers will be dismissed in exchange for certain consideration from the issuers’ insurers and for the issuers’ assignment to plaintiffs of certain potential claims against the underwriters of the relevant initial public offerings. Formal documentation of the settlement contemplated by the memorandum of understanding is complete and is pending approval by the judge presiding over this matter. In the event that a settlement is not finalized, we believe that Ashford.com has defenses against these actions.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

None.

ITEM 3. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In exchange for Rustic Canyon forfeiting its right to designate one member to the Company’s Board, on June 26, 2004, the Company granted to Rustic Canyon a warrant to purchase 12,500 shares of the Company’s common stock with a term of five years and an exercise price of $9.31 per share.

ITEM 4. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 6. OTHER INFORMATION.

None.

ITEM 7. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

10.1		First Amendment to Contract of Sale, dated April 30, 2004, by and between Brandywine Operating Partnership, L.P. and 935 KOP Associates, LLC

10.2		Second Amendment to Contract of Sale, dated May 24, 2004, by and between Brandywine Operating Partnership, L.P. and 935 KOP Associates, LLC

10.3		Option Agreement, dated June 9, 2004, by and between Brandywine Operating Partnership, L.P. and 935 KOP Associates, LLC

10.4	*	Amended and Restated E-Commerce Agreement between GSI Commerce Solutions, Inc. and palmOne, Inc. dated May 10, 2004

10.5		Promissory Note from 935 HQ Associates, LLC to CIBC Inc. dated June 9, 2004

10.6		Mortgage, Assignment of Leases and Rents and Security Agreement from 935 HQ Associates, LLC in favor of CIBC Inc. dated as of June 9, 2004

31.1		Certification of Chief Executive Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934

31.2		Certification of Chief Financial Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been requested as to certain portions of this exhibit. The omitted portions have been separately filed with the Securities and Exchange Commission.

(b) Reports on Form 8-K

During the fiscal quarter ended July 3, 2004, we filed or furnished to the Securities and Exchange Commission:

(i)	a Current Report on Form 8-K under Item 12 dated April 28, 2004 regarding our results for the fiscal quarter ended April 3, 2004;

(ii)	a Current Report on Form 8-K under Item 9 dated May 4, 2004 regarding investor presentation materials; and

(iii)	a Current Report on Form 8-K under Item 9 dated May 26, 2004 regarding investor presentation materials

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

GSI COMMERCE, INC.

By:	/s/ MICHAEL G. RUBIN
Michael G. Rubin Chairman, Co-President & Chief Executive Officer (principal executive officer)

By:	/s/ JORDAN M. COPLAND
Jordan M. Copland Executive Vice President & Chief Financial Officer (principal financial officer & principal accounting officer)

Date:    August 9, 2004