Form 10-K/A
period 2004-01-03
GSI COMMERCE INC
filed 2004-08-25
CIK 828750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of the close of business on July 3, 2003, was approximately $85,457,281.(1) There were 41,044,160 shares of the registrant’s Common Stock outstanding as of the close of business on August 19, 2004.

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

GSI COMMERCE, INC.

ANNUAL REPORT ON FORM 10-K/A

FOR THE FISCAL YEAR ENDED JANUARY 3, 2004

Explanatory Note

We are amending our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2004, as amended on May 3, 2004, solely to restate our consolidated statement of cash flows for the fiscal year ended January 3, 2004 and to make a conforming change to Management’s Discussion and Analysis. We reclassified $900,000 representing principal payments on a note receivable from cash flows from operating activities to cash flows from investing activities. We also reclassified amortization of a discount on a note receivable of $180,000 from changes in notes receivable to amortization of discount on note receivable in our consolidated statement of cash flows for the fiscal year ended January 3, 2004. These changes had no effect on the net decrease in cash and cash equivalents for the fiscal year ended January 3, 2004. We also updated Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, to reflect these changes. For further information, see Liquidity and Capital Resources on page 12 and Note 22 of the Consolidated Financial Statements on page F-29.

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

PART II

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All statements made in this Annual Report on Form 10-K/A Amendment No. 2, other than statements of historical fact, are forward-looking statements. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “plan”, “will”, “would”, “should”, “guidance”, “potential”, “continue”, “project”, “forecast”, “confident”, “prospects”, and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industries and markets in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, consumer spending, the financial markets and the industries in which we and our partners operate, changes affecting the Internet, our ability to develop and maintain relationships with strategic partners and suppliers, our ability to timely and successfully develop, maintain and protect our technology and product and service offerings and execute operationally, our ability to attract and retain qualified personnel, our ability to successfully integrate our acquisitions of other businesses, if any, and the performance of acquired businesses. More information about potential factors that could affect us are described in Item 1 of this Annual Report on Form 10-K originally filed on March 18, 2004 under the heading of “Risk Factors”. We expressly disclaim any intent or obligation to update these forward-looking statements, except as otherwise specifically stated by us.

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

	Fiscal 2002		Fiscal 2003		Fiscal 2003 vs Fiscal 2002
	$	%	$	%	$ Change	% Change
	(dollars in millions)
Net revenues from product sales	$154.8	89.7%	$216.5	89.5%	$61.7	39.9%
Service fee revenues	17.8	10.3%	25.4	10.5%	7.6	42.7%

Net revenues	172.6	100%	241.9	100%	69.3	40.2%
Cost of revenues from product sales	114.3	66.2%	154.7	64.0%	40.4	35.3%
Gross profit	58.4	33.8%	87.2	36.0%	28.8	49.3%
Sales and marketing expenses	49.8	28.9%	58.2	24.1%	8.4	16.9%
Product development expenses	12.9	7.5%	15.4	6.4%	2.5	19.4%
General and administrative expenses	15.0	8.7%	13.4	5.5%	(1.6)	-10.7%
Restructuring costs related to Ashford.com	1.7	1.0%	0.1	0.0%	(1.6)	-94.1%
Net loss on sale of Ashford.com assets	2.6	1.5%	—	0.0%	(2.6)	-100.0%
Stock-based compensation expense	0.4	0.2%	1.9	0.8%	1.5	375.0%
Depreciation and amortization expenses	10.5	6.1%	11.4	4.7%	0.9	8.6%
Interest expense	0.7	0.4%	—	0.0%	(0.7)	-100.0%
Interest income	(1.4)	-0.8%	(1.2)	-0.5%	(0.2)	-14.3%
Net loss	(33.8)	-19.6%	(12.1)	-5.0%	21.7	64.2%

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

	Fiscal 2001		Fiscal 2002		Fiscal 2002 vs Fiscal 2001
	$	%	$	%	$ Change	% Change
	(dollars in millions)
Net revenues from product sales	$98.3	95.8%	$154.8	89.7%	$56.5	57.5%
Service fee revenues	4.3	4.2%	17.8	10.3%	13.5	314.0%

Net revenues	102.6	100%	172.6	100%	70.0	68.2%
Cost of revenues from product sales	67.6	65.9%	114.3	66.2%	46.7	69.1%
Gross profit	35.0	34.1%	58.4	33.8%	23.4	66.9%
Sales and marketing expenses	32.4	31.6%	49.8	28.9%	17.4	53.7%
Product development expenses	8.6	8.4%	12.9	7.5%	4.3	50.0%
General and administrative expenses	10.6	10.3%	15.0	8.7%	4.4	41.5%
Restructuring costs related to Ashford.com	—	0.0%	1.7	1.0%	1.7	n/a
Net loss on sale of Ashford.com assets	—	0.0%	2.6	1.5%	2.6	n/a
Stock-based compensation expense	10.3	10.0%	0.4	0.2%	(9.9)	-96.1%
Depreciation and amortization expenses	6.7	6.5%	10.5	6.1%	3.8	56.7%
Interest expense	0.6	0.6%	0.7	0.4%	0.1	16.7%
Interest income	(3.0)	-2.9%	(1.4)	-0.8%	(1.6)	-53.3%
Other income	(0.5)	-0.5%	—	0.0%	(0.5)	-100.0%
Net loss	(30.6)	-29.8%	(33.8)	-19.6%	(3.2)	-10.5%

Net Revenues from Product Sales

The following table provides information about our net revenues from product sales by category for fiscal 2001 and fiscal 2002:

			Fiscal 2002 vs Fiscal 2001
	Fiscal 2001	Fiscal 2002	$ Change	% Change
	(dollars in thousands)
Net revenues from product sales:
Category:
Sporting goods	$90,670	$96,669	$5,999	7%
Ashford.com	—	21,617	21,617	n/a
Other	7,655	36,533	28,878	377%

Total net revenues from product sales	$98,325	$154,819	$56,494	57%

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

We used approximately $5,000 in net cash for operating activities during fiscal 2003. Our principal sources of operating cash during fiscal 2003 were payments received from customers and fee-based partners, which generally approximate our net revenues from product sales and our service fee revenues, respectively. Our principal uses of operating cash during fiscal 2003 were cash paid to product suppliers, which generally approximates our cost of revenues from product sales, employee compensation and partner revenue share payments. Changes in our operating assets and liabilities during fiscal 2003 resulted in a net cash outflow of $1.1 million. The most significant changes were a decrease in accounts payable, accrued expenses and other, offset, in part, by a decrease in inventory compared to fiscal 2002. The decrease in accounts payable, accrued expenses and other was due primarily to lower payroll and related accruals at the end of fiscal 2003 compared to fiscal 2002, a decrease in accruals related to the operations of Ashford.com and a decrease in trade accounts payable due primarily to lower inventory levels at the end of fiscal 2003, offset, in part, by an increase in partner revenue share payments at the end of fiscal 2003, which was related to increased sales volume in fiscal 2003. The decrease in inventory was due primarily to an improvement in inventory turns from approximately 5.0 in fiscal 2002 to 6.5 in fiscal 2003 and the liquidation of the remaining inventory of Ashford.com. Our investing activities during fiscal 2003 consisted primarily of capital expenditures of $7.5 million. During fiscal 2003, we also purchased $16.0 million and sold $15.6 million of marketable securities, received $2.3 million in gross proceeds from sales of short-term investments and received $900,000 in principal payments on a note receivable. Our financing activities during fiscal 2003 consisted primarily of the receipt of $1.1 million in gross proceeds from exercises of common stock options and warrants. During fiscal 2003, we also received $349,000 in gross proceeds from the sale of common stock through our Employee Stock Purchase Plan and repaid $78,000 of capital lease obligations.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements, supplementary data and related documents that are included in this Annual Report on Form 10-K/A Amendment No. 2 are listed in Item 15(a), Part IV, of this Report.

PART IV

I TEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1. CONSOLIDATED FINANCIAL STATEMENTS

2. FINANCIAL STATEMENT SCHEDULES

All schedules have been omitted since the required information is included in the financial statements or the notes thereto or is not applicable or required.

3. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Global Sports, Inc. (filed as Appendix B to GSI Commerce, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 27, 2001 and incorporated herein by reference)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Global Sports, Inc. (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 and incorporated herein by reference)

3.3	Bylaws, as amended, of Global Sports, Inc. (filed with GSI Commerce, Inc.’s Registration Statement No. 33-33754 and incorporated herein by reference)

4.1	Form of Investor Warrant (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference)

4.2	Form of Partner Warrant (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference)

4.3	Warrant to Purchase 200,000 Shares of Common Stock dated January 30, 2002 (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 and incorporated herein by reference)

4.4	Specimen Common Stock Certificate (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the Quarter ended June 29, 2002 and incorporated herein by reference)

4.5	Registration Rights Agreement, dated July 31, 1995, by and between Global Sports, Inc. and MR Acquisitions, Inc. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on July 31, 1995 and incorporated herein by reference)

4.6	Second Amended and Restated Registration Rights Agreement, dated as of September 13, 2000, by and between Global Sports, Inc., Interactive Technology Holdings, LLC, SOFTBANK Capital Advisors Fund LP and TMCT Ventures, L.P. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on September 13, 2000 and incorporated herein by reference)

4.7	Second Amendment to Second Amended and Restated Registration Rights Agreement, dated as of July 20, 2001, among Global Sports, Inc., SOFTBANK Capital Partners LP, SOFTBANK Capital Advisors Fund LP, Rustic Canyon Ventures, LP (f/k/a TMCT Ventures, LP) and Interactive Technology Holdings, LLC (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on August 27, 2001 and incorporated herein by reference)

4.8	Third Amendment to Second Amended and Restated Registration Rights Agreement, dated as of July 25, 2003, among Global Sports, Inc. (n/k/a GSI Commerce, Inc.), SOFTBANK Capital Partners LP, SOFTBANK Capital Advisors Fund LP, Rustic Canyon Ventures, LP (f/k/a TMCT Ventures, LP) and Interactive Technology Holdings, Inc. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K on July 29, 2003 and incorporated herein by reference)

10.1+	Global Sports, Inc.’s 1996 Equity Incentive Plan, amended and restated as of January 4, 2001 (filed as Appendix A to GSI Commerce, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 27, 2001 and incorporated herein by reference)

10.2+	Global Sports, Inc.’s 2000 Employee Stock Purchase Plan (filed with GSI Commerce, Inc.’s Preliminary Proxy Statement on Schedule 14A filed on March 22, 2000 and incorporated herein by reference)

10.3+	Global Sports, Inc.’s 1987 Stock Option Plan (filed with GSI Commerce, Inc.’s Registration Statement No. 33-19754-B and incorporated herein by reference)

10.4+	Global Sports, Inc.’s 1988 Stock Option Plan (filed with GSI Commerce, Inc.’s Registration Statement No. 33-27501 and incorporated herein by reference)

10.5+	Global Sports, Inc.’s 1990 Stock Option Plan (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1990 and incorporated herein by reference)

10.6+	Global Sports, Inc.’s 1992 Stock Option Plan (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference)

Exhibit Number	Description
10.7+	Global Sports, Inc.’s 1993 Stock Option Plan (filed with GSI Commerce, Inc.’s Form S-8 Registration Statement filed on January 3, 1994 and incorporated herein by reference)

10.8+	Global Sports, Inc.’s 1995 Stock Option Plan (filed with GSI Commerce, Inc.’s Current Report on Form 8-K dated July 31, 1995 and incorporated herein by reference)

10.9+	Global Sports, Inc.’s 1995 Non-Employee Directors’ Stock Option Plan (filed with GSI Commerce, Inc.’s Proxy Statement on Schedule 14A filed on October 13, 1995 in connection with the 1995 Special Meeting in Lieu of Annual Meeting held on November 15, 1995 and incorporated herein by reference)

10.10+	Global Sports, Inc.’s Deferred Profit Sharing Plan and Trust (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference)

10.11+	Employment Agreement, dated June 1, 2001, by and between Global Sports, Inc. and Michael G. Rubin (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference)

10.12+	Employment Agreement, dated February 24, 1999, by and between Global Sports, Inc. and Michael R. Conn (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference)

10.13+	Letter Amendment, dated April 23, 2002, to the Employment Agreement, by and between Global Sports, Inc. and Michael R. Conn (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 and incorporated herein by reference)

10.14+	Employment Agreement, dated August 9, 1999, by and between Global Sports, Inc. and Arthur H. Miller (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference)

10.15+	Letter Amendment, dated April 23, 2002, to the Employment Agreement, by and between Global Sports, Inc. and Arthur H. Miller (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 and incorporated herein by reference)

10.16+	Employment Agreement, dated February 9, 2000, by and between Global Sports, Inc. and Jordan M. Copland (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference)

10.17+	Employment Agreement, dated May 30, 2000, by and between Global Sports, Inc. and Mark Reese (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 and incorporated herein by reference)

10.18+	Employment Agreement, dated April 23, 2002, by and between Global Sports, Inc. and Robert Liewald (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 and incorporated herein by reference)

10.19+	Personal Services Agreement, dated June 12, 2001, by and between GSI West, Inc. and Damon Mintzer (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 and incorporated herein by reference)

10.20+	Amendment Number 1, dated September 10, 2001, to Personal Services Agreement by and between GSI West, Inc. and Damon Mintzer (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 and incorporated herein by reference)

10.21	License and E-Commerce Agreement, dated July 6, 2001, by and among Global Sports Interactive, Inc., The Sports Authority, Inc. and The Sports Authority Michigan, Inc. (filed with Amendment No. 1 to GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference)

10.22*	First Amendment to the License and E-Commerce Agreement, dated as of July 6, 2001, by and between The Sports Authority, Inc., The Sports Authority Michigan, Inc. and GSI Commerce Solutions, Inc. made as of January 3, 2003 (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003 and incorporated herein by reference)

10.23	E-Commerce Agreement, dated as of August 10, 2001, by and among Global Sports, Inc., Bluelight.com, LLC and Kmart Corporation (filed with Amendment No. 1 to GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference)

Exhibit Number	Description
10.24	First Amendment to the E-Commerce Agreement, dated as of August 10, 2001, by and among Global Sports Interactive, Inc., Bluelight.com, LLC and Kmart Corporation, dated as of December 14, 2001 (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 and incorporated herein by reference)

10.25	Second Amendment to the E-Commerce Agreement, dated as of August 10, 2001, by and among Global Sports Interactive, Inc., Bluelight.com, LLC and Kmart Corporation, dated as of August 9, 2002 (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 and incorporated herein by reference)

10.26*	Third Amendment to the E-Commerce Agreement, dated as of August 10, 2001, by and between GSI Commerce Solutions, Inc., Bluelight.com, LLC and Kmart Corporation made as of January 14, 2003 (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003 and incorporated herein by reference)

10.27	Fourth Amendment to the E-Commerce Agreement, dated as of August 10, 2001, by and between GSI Commerce Solutions, Inc., Bluelight.com, LLC and Kmart Corporation made as of March 7, 2003 (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003 and incorporated herein by reference)

10.28	Stock Purchase Agreement, dated as of July 20, 2001, by and among Global Sports, Inc., Michael G. Rubin and Interactive Technology Holdings, LLC (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on August 27, 2001 and incorporated herein by reference)

10.29	Letter Agreement, dated as of July 20, 2001, among Global Sports, Inc., Interactive Technology Holdings, LLC, SOFTBANK Capital Partners LP and SOFTBANK Capital Advisors Fund LP (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on August 27, 2001 and incorporated herein by reference)

10.30	Stock and Warrant Exchange Agreement, dated as of July 25, 2003, by and between GSI Commerce, Inc. and Interactive Technology Holdings, LLC (filed with GSI Commerce, Inc.’s Current Report on Form 8-K on July 29, 2003 and incorporated herein by reference)

10.31	E-Commerce Agreement, dated as of June 14, 2002, by and among GSI Commerce Solutions, Inc. and Palm, Inc. (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 incorporated herein by reference)

10.32	Amendment No. 1 to E-Commerce Agreement, dated as of June 14, 2002 by and between GSI Commerce Solutions, Inc. and Palm, Inc., dated as of December 3, 2002 (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 incorporated herein by reference)

21.1	List of Subsidiaries (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 incorporated herein by reference)

23.1	Independent Auditors’ Consent (Deloitte & Touche LLP)

24.1	Power of Attorney (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K/A for the fiscal year ended January 3, 2004 incorporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory plan or arrangement.
*	Confidential treatment has been requested as to certain portions of this exhibit. The omitted portions have been separately filed with the Securities and Exchange Commission.

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

Date: August 23, 2004	GSI COMMERCE, INC.

	By:	/s/ MICHAEL G. RUBIN
Michael G. Rubin Chairman, Co-President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MICHAEL G. RUBIN	Chairman, Co-President and Chief Executive Officer (principal executive officer)	August 23, 2004
Michael G. Rubin

/s/ JORDAN M. COPLAND	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	August 23, 2004
Jordan M. Copland

*	Director	August 23, 2004
Kenneth J. Adelberg

*	Director	August 23, 2004
M. Jeffrey Branman

*	Director	August 23, 2004
Ronald D. Fisher

*	Director	August 23, 2004
Harvey Lamm

*	Director	August 23, 2004
Mark S. Menell

*	Director	August 23, 2004
Michael S. Perlis

*	Director	August 23, 2004
Jeffrey F. Rayport

*By:	/s/ JORDAN M. COPLAND
Jordan M. Copland Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2002 and January 3, 2004, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 22, the accompanying consolidated statement of cash flows for the fiscal year ended January 3, 2004 has been restated.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 16, 2004

(August 20, 2004 as to Note 22)

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

GSI COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock						Treasury Stock
	Shares	Dollars	Additional Paid in Capital	Accumulated Deficit	Comprehensive Loss	Accumulated Other Comprehensive Income	Shares	Dollars	Total
Consolidated balance at December 30, 2000	31,925	$319	$217,124	$(101,143)		$—	—	$—	$116,300
Net loss				(30,595)	$(30,595)				(30,595)
Net unrealized gains on available-for-sale securities					—	—			—

Comprehensive loss					$(30,595)

Issuance of common stock in lieu of future cash revenue share payments	1,600	16	14,400						14,416
Issuance of common stock to ITH, net of costs	3,000	30	29,970						30,000
Issuance of options and warrants to purchase common stock in exchange for services			9,962						9,962
Issuance of common stock upon exercise of options and warrants	958	10	5,722						5,732
Issuance of common stock under Employee Stock Purchase Plan	191	2	683						685
Contribution from stockholder			71						71
Repurchase of warrants			(300)						(300)
Purchase of treasury stock			(4)				1		(4)

Consolidated balance at December 29, 2001	37,674	$377	$277,628	$(131,738)		$—	1	$—	$146,267
Net loss				(33,809)	$(33,809)				(33,809)
Net unrealized gains on available-for-sale securities					57	57			57

Comprehensive loss					$(33,752)

Issuance of common stock in acquisition of Ashford.com, Inc.	430	4	6,877						6,881
Issuance of options and warrants to purchase common stock in exchange for services			(452)						(452)
Issuance of common stock upon exercise of options and warrants	599	6	1,358						1,364
Issuance of common stock under Employee Stock Purchase Plan	155	2	566						568
Purchases of treasury stock			(352)				73	(1)	(353)

Consolidated balance at December 28, 2002	38,858	$389	$285,625	$(165,547)		$57	74	$(1)	$120,523
Net loss				(12,062)	$(12,062)				(12,062)
Net unrealized losses on available-for-sale securities					(57)	(57)			(57)

Comprehensive loss					$(12,119)

Issuance of common stock to ITH in exchange for warrants	1,650	16	(16)						—
Issuance of options to purchase common stock in exchange for services			564						564
Issuance of common stock upon exercise of options and warrants	208	2	1,051						1,053
Issuance of common stock under Employee Stock Purchase Plan	149	2	347						349
Retirement of treasury stock	(73)	(1)	—				(73)	1	—
Other	(11)	—	—						—

Consolidated balance at January 3, 2004	40,781	$408	$287,571	$(177,609)		$—	1	$—	$110,370

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended
	December 29, 2001	December 28, 2002	January 3, 2004
			(as restated, see Note 22)
Cash Flows from Operating Activities:
Net loss	$(30,595)	$(33,809)	$(12,062)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,662	10,509	11,386
Stock-based compensation	10,282	401	1,935
Non-cash restructuring costs related to Ashford.com	—	841	—
Net loss on sale of Ashford.com assets	—	2,566	—
Amortization of discount on note receivable	—	—	(180)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,533)	4,693	(924)
Inventory	1,423	3,978	1,396
Prepaid expenses and other current assets	(17)	(329)	230
Notes receivable	—	—	(30)
Other assets, net	(893)	861	—
Accounts payable and accrued expenses and other	(5,296)	13,458	(1,729)
Deferred revenue	6,876	6,431	(27)

Net cash provided by (used in) operating activities	(14,091)	9,600	(5)

Cash Flows from Investing Activities:
Acquisition of property and equipment, net	(8,433)	(29,039)	(7,519)
Reductions to goodwill	200	—	—
Proceeds from sale of Ashford.com assets	—	2,151	—
Net cash paid for acquisition of Ashford.com	—	(8,860)	—
Payments received on note receivable	—	—	900
Purchases of marketable securities	—	(20,578)	(15,976)
Sales of marketable securities	—	9,092	15,550
(Purchases) sales of short-term investments	947	(38)	2,280

Net cash used in investing activities	(7,286)	(47,272)	(4,765)

Cash Flows from Financing Activities:
Repurchase of warrants	(300)	—	—
Repayments of capital lease obligations	(282)	(429)	(78)
Repayments of mortgage note	(35)	(5,247)	—
Retirement of Ashford.com revolving credit facility	—	(3,123)	—
Purchases of treasury stock	(4)	(353)	—
Proceeds from sale of common stock and warrants	30,700	568	349
Proceeds from exercises of common stock options and warrants	5,111	1,364	1,053
Contribution from stockholder.	71	—	—

Net cash provided by (used in) financing activities	35,261	(7,220)	1,324

Net increase (decrease) in cash and cash equivalents	13,884	(44,892)	(3,446)
Cash and cash equivalents, beginning of year	92,012	105,896	61,004

Cash and cash equivalents, end of year	$105,896	$61,004	$57,558

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Stock-Based Compensation: SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company accounts for stock-based compensation for stock options and warrants issued to non-employees in accordance with SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF No. 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees.” Accordingly, compensation expense for stock options and warrants issued to non-employees is measured using a Black-Scholes multiple option pricing model that takes into account significantly assumptions as to the expected life of the option or warrant, the expected volatility of our common stock and the risk-free interest rate over the expected life of the option or warrant.

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

At January 3, 2004, the accrued liability associated with the cessation of Ashford.com operations was $370,000 and consisted of the following (in thousands):

	Balance at December 28, 2002	Subsequent Accruals, net	Non-Cash Settlements and Other Adjustments	Payments	Balance at January 3, 2004	Due Within 12 Months	Due After 12 Months
Termination benefits	$417	$—	$—	$(417)	$—	$—	$—
Contractual obligations	402	74	—	(106)	370	370	—
Other restructuring costs	12	—	—	(12)	—	—	—

	$831	$74	$—	$(535)	$370	$370	$—

NOTE 4—MARKETABLE SECURITIES

Marketable securities, at estimated fair value, consist of the following:

	December 28, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Auction preferred stock	$1,500	$—	$—	$1,500
U.S. government agency securities	9,986	57	—	10,043

	$11,486	$57	$—	$11,543

	January 3, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Estimated Fair Value
	(in thousands)
Corporate bonds	$2,908	$7	$(10)	$2,905
U.S. government agency securities	9,004	12	(9)	9,007

	$11,912	$19	$(19)	$11,912

(1)	The fair value of marketable securities with loss positions was $6.1 million and the gross unrealized losses on these marketable securities were $19,000 as of January 3, 2004. The Company considered the nature of these marketable securities, which are primarily U.S. government agency securities, the amount of the impairments relative to the carrying value of the related investments and the duration of the impairments, which are all less than twelve months, and concluded that the impairments were not other than temporary.

The amortized cost and estimated fair value of investments in debt securities as of January 3, 2004, by contractual maturity, are as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due within one year	$1,909	$1,919
Due after one year through two years	10,003	9,993

	$11,912	$11,912

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 5—PROPERTY AND EQUIPMENT

The major classes of property and equipment, at cost, as of December 28, 2002 and January 3, 2004 are as follows:

	December 28, 2002	January 3, 2004
	(in thousands)
Computer hardware and software	$37,686	$44,113
Building and building improvements	20,773	20,977
Furniture, warehouse and office equipment	4,822	6,712
Land	3,663	3,663
Leasehold improvements	421	413
Construction in progress	468	655

	67,833	76,533
Less: Accumulated depreciation and amortization	(19,164)	(31,693)

Property and equipment, net	$48,669	$44,840

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes the stock option activity for the fiscal years ended December 29, 2001, December 28, 2002 and January 3, 2004:

	Fiscal Year Ended
	December 29, 2001		December 28, 2002		January 3, 2004
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Outstanding, beginning of fiscal year	4,552	$9.29	5,527	$8.02	5,369	$8.30
Granted	2,640	7.02	856	12.58	2,035	9.02
Exercised	(889)	5.73	(270)	4.73	(194)	5.15
Cancelled	(776)	16.21	(744)	12.85	(494)	12.12

Outstanding, end of fiscal year	5,527	8.02	5,369	8.30	6,716	8.37

Exercisable, end of fiscal year	1,972	8.82	2,594	8.35	3,837	8.39

The following table summarizes the warrant activity for the fiscal years ended December 29, 2001, December 28, 2002 and January 3, 2004:

	Fiscal Year Ended
	December 29, 2001		December 28, 2002		January 3, 2004
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Outstanding, beginning of fiscal year	7,251	$9.50	7,817	$9.27	7,082	$9.25
Granted	1,237	7.48	—	—	—	—
Exercised	(70)	7.27	(330)	9.32	(13)	5.00
Cancelled	(601)	7.93	(405)	9.67	(6,266)	9.46

Outstanding, end of fiscal year	7,817	9.27	7,082	9.25	803	7.68

Exercisable, end of fiscal year	7,567	9.50	6,882	9.44	603	9.40

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

GSI-Owned Inventory Model — The Company selects and purchases inventory from vendors, sells the inventory directly to customers through its e-commerce platform, records revenues generated from the sale of products through its e-commerce platform and generally pays a percentage of those revenues to the respective partners in exchange for the rights to use their brand names and logos and the promotions and advertising that the Company’s partners agree to provide. In addition, for its sporting goods partners, the Company centralizes inventory management across multiple partner businesses increasing the frequency of inventory turns and thus reducing obsolescence risk and financing costs. The Company has a buying and merchandising organization that buys and sources products in the following merchandise categories: sporting goods, consumer electronics, general merchandise and branded and unique licensed entertainment products. For products from its inventory, the Company establishes the prices for products that it offers through its e-commerce platform. For its retail partners, to the extent possible, the Company strategically prices these products to be consistent with the prices in its partners’ retail stores or other selling venues. Accordingly, the Company may maintain different pricing for the same products across its partners’ e-commerce platform and between the Company’s e-commerce platform and its partners’ retail stores and other selling venues.

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

NOTE 18—RELATED PARTY TRANSACTIONS

The Company has entered into a strategic alliance to provide technology, procurement and fulfillment services for QVC, Inc. Interactive Technology Holdings, LLC, which is a major stockholder of the Company, is a joint venture company of Comcast Corporation and QVC. The Company recognized net revenues of $1.8 million, $2.7 million and $2.1 million on sales to this related party for the fiscal years ended December 29, 2001, December 28, 2002 and January 3, 2004, respectively. The terms of these sales are comparable to those with other business-to-business partners of the Company. As of January 3, 2004, the amount included in accounts receivable was $436,000 related to these sales. In the three month period ended September 27, 2003, the Company took a charge of $325,000 for the settlement of disputed amounts billed to QVC for product and shipping costs.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

NOTE 22—RESTATED CONSOLIDATED STATEMENT OF CASH FLOWS

The Company has restated its consolidated statement of cash flows for the fiscal year ended January 3, 2004 from that which was presented in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed with the Securities and Exchange Commission on March 18, 2004. The Company has reclassified the portion of cash inflows representing principal payments on the Company’s notes receivable from cash flows from operating activities to cash flows from investing activities. This change had the effect of decreasing both net cash provided by operating activities and net cash used in investing activities for the fiscal year ended January 3, 2004 by $900,000. We also reclassified amortization of a discount on a note receivable of $180,000 from changes in notes receivable to amortization of discount on note receivable in our consolidated statement of cash flows for the fiscal year ended January 3, 2004. These changes had no effect on the net decrease in cash and cash equivalents for the fiscal year ended January 3, 2004.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Concluded)

Presented below are the previously filed consolidated statement of cash flows for the fiscal year ended January 3, 2004, the revisions described above and the restated consolidated statement of cash flows for the fiscal year ended January 3, 2004:

GSI COMMERCE, INC. AND SUBSIDIARIES

RESTATED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Previously Filed Fiscal Year Ended January 3, 2004	Revisions		Restated Fiscal Year Ended January 3, 2004
Cash Flows from Operating Activities:
Net loss	$(12,062)	$		$(12,062)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,386			11,386
Stock-based compensation	1,935			1,935
Non-cash restructuring costs related to Ashford.com	—			—
Net loss on sale of Ashford.com assets	—			—
Amortization of discount on note receivable	—		(180)	(180)
Changes in operating assets and liabilities:
Accounts receivable, net	(924)			(924)
Inventory	1,396			1,396
Prepaid expenses and other current assets	230			230
Notes receivable	690		(900)	(30)
			180
Other assets, net	—			—
Accounts payable and accrued expenses and other	(1,729)			(1,729)
Deferred revenue	(27)			(27)

Net cash provided by (used in) operating activities	895		(900)	(5)

Cash Flows from Investing Activities:
Acquisition of property and equipment, net	(7,519)			(7,519)
Reductions to goodwill	—			—
Proceeds from sale of Ashford.com assets	—			—
Net cash paid for acquisition of Ashford.com	—			—
Payments received on note receivable	—		900	900
Purchases of marketable securities	(15,976)			(15,976)
Sales of marketable securities	15,550			15,550
(Purchases) sales of short-term investments	2,280			2,280

Net cash used in investing activities	(5,665)		900	(4,765)

Cash Flows from Financing Activities:
Repurchase of warrants	—			—
Repayments of capital lease obligations	(78)			(78)
Repayments of mortgage note	—			—
Retirement of Ashford.com revolving credit facility	—			—
Purchases of treasury stock	—			—
Proceeds from sale of common stock and warrants	349			349
Proceeds from exercises of common stock options and warrants	1,053			1,053
Contribution from stockholder	—			—

Net cash provided by (used in) financing activities	1,324		—	1,324

Net increase (decrease) in cash and cash equivalents	(3,446)		—	(3,446)
Cash and cash equivalents, beginning of year	61,004		—	61,004

Cash and cash equivalents, end of year	$57,558		$—	$57,558