Form 10-Q
period 2004-10-02
GSI COMMERCE INC
filed 2004-11-12
CIK 828750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 1, 2004:

Common Stock, $.01 par value	41,219,632
(Title of each class)	(Number of Shares)

FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 2, 2004

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

i

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	January 3, 2004	October 2, 2004
ASSETS
Current assets:
Cash and cash equivalents	$57,558	$28,732
Marketable securities	11,912	16,748
Accounts receivable, net of allowance of $709 and $714, respectively	4,898	9,482
Inventory	22,910	27,304
Current portion – notes receivable	1,377	—
Prepaid expenses and other current assets	1,848	1,980

Total current assets	100,503	84,246
Property and equipment, net	44,840	66,495
Goodwill, net	13,453	13,453
Notes receivable	2,356	—
Other equity investments	2,159	2,847
Other assets, net of accumulated amortization of $2,644 and $3,734, respectively	12,272	11,385

Total assets	$175,583	$178,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,677	$27,568
Accrued expenses and other	22,538	23,161
Deferred revenue	14,998	10,958
Current portion – long-term debt and other	—	995

Total current liabilities	65,213	62,682
Long-term debt and other	—	13,590
Mandatorily redeemable preferred stock, Series A, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding as of January 3, 2004 and October 2, 2004, respectively	—	—

Total liabilities	65,213	76,272
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 4,990,000 shares authorized; 0 shares issued and outstanding as of January 3, 2004 and October 2, 2004, respectively	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 40,781,036 and 41,194,664 shares issued as of January 3, 2004 and October 2, 2004, respectively; 40,779,826 and 41,193,454 shares outstanding as of January 3, 2004 and October 2, 2004, respectively	408	412
Additional paid in capital	287,571	289,644
Accumulated other comprehensive loss	—	(72)
Accumulated deficit	(177,609)	(187,830)

	110,370	102,154
Less: Treasury stock, at par	—	—

Total stockholders’ equity	110,370	102,154

Total liabilities and stockholders’ equity	$175,583	$178,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2003	October 2, 2004	September 27, 2003	October 2, 2004
Revenues:
Net revenues from product sales	$42,521	$55,873	$132,416	$165,882
Service fee revenues	4,962	12,715	14,294	33,663

Net revenues	47,483	68,588	146,710	199,545
Cost of revenues from product sales	30,778	42,171	95,938	123,243

Gross profit	16,705	26,417	50,772	76,302

Operating expenses:
Sales and marketing, exclusive of $419, $388, $927 and $1,077 reported below as stock-based compensation, respectively	12,107	16,818	36,326	51,054
Product development, exclusive of $38, $1, $38 and $3 reported below as stock-based compensation, respectively	3,542	5,137	10,659	14,118
General and administrative, exclusive of $171, $1, $355 and $90 reported below as stock-based compensation, respectively	3,078	4,499	9,616	12,794
Restructuring costs related to Ashford.com	19	—	19	—
Stock-based compensation	628	390	1,320	1,170
Depreciation and amortization	3,119	2,733	8,551	7,978

Total operating expenses	22,493	29,577	66,491	87,114

Other (income) expense:
Other expense	—	66	—	66
Interest expense	—	244	—	298
Interest income	(243)	(423)	(914)	(955)

Total other (income) expense	(243)	(113)	(914)	(591)

Net loss	$(5,545)	$(3,047)	$(14,805)	$(10,221)

Losses per share—basic and diluted:
Net loss	$(0.14)	$(0.07)	$(0.38)	$(0.25)

Weighted average shares outstanding—basic and diluted	40,109	41,081	39,243	40,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 27, 2003	October 2, 2004
Cash Flows from Operating Activities:
Net loss	$(14,805)	$(10,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,551	7,978
Stock-based compensation	1,320	1,170
Gain on exchange of note receivable	—	(6)
Changes in operating assets and liabilities:
Accounts receivable, net	340	(4,584)
Inventory	1,954	(4,394)
Prepaid expenses and other current assets	206	(30)
Notes receivable	(163)	(195)
Other assets, net	—	(204)
Accounts payable and accrued expenses and other	(22,774)	514
Deferred revenue	807	(4,040)

Net cash used in operating activities	(24,564)	(14,012)

Cash Flows from Investing Activities:
Acquisition of property and equipment, net	(5,129)	(28,105)
Payments received on notes receivable	675	3,246
Purchases of marketable securities	(10,990)	(7,513)
Sales of marketable securities	12,475	2,605
Sales of short-term investments	2,280	—

Net cash used in investing activities	(689)	(29,767)

Cash Flows from Financing Activities:
Repayments of capital lease obligations	(78)	—
Proceeds from mortgage note	—	13,000
Repayments of mortgage note	—	(20)
Proceeds from sales of common stock	211	—
Proceeds from exercises of common stock options	621	1,973

Net cash provided by financing activities	754	14,953

Net decrease in cash and cash equivalents	(24,499)	(28,826)
Cash and cash equivalents, beginning of period	61,004	57,558

Cash and cash equivalents, end of period	$36,505	$28,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

GSI Commerce, Inc. (“GSI” or the “Company”), a Delaware corporation, provides an e-commerce platform that enables retailers, branded manufacturers, entertainment companies and professional sports organizations to operate e-commerce businesses. The Company’s e-commerce platform includes Web site design and development, e-commerce technology, managed hosting, order fulfillment, customer service, merchandising and order management, online merchandising, customer relationship management, content development and online marketing. The Company currently derives most of its revenues from the sale of goods through its partners’ e-commerce businesses, toll-free telephone number sales, business-to-business and group sales and related outbound shipping charges, net of allowances for returns and discounts. The Company also derives revenue from fixed and variable fees earned in connection with the development and operation of partners’ e-commerce businesses and the provision of marketing and other services.

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

This quarterly report should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements presented in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2004, as amended May 3, 2004 and August 25, 2004.

Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to those used in the current period.

NOTE 2—ACCOUNTING POLICIES

Marketable Securities: Marketable securities, which consist of investments in debt securities, are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded as a component of stockholders’ equity. The Company does not intend to hold its marketable securities for more than one year from the most recent balance sheet date and has therefore classified them as a current asset. Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income or loss. As of January 3, 2004, the aggregate amortized cost of the Company’s marketable securities approximated their aggregate fair value. As of October 2, 2004, the Company recorded net unrealized losses on its marketable securities of $0.1 million.

Notes Receivable: On August 3, 2004, the Company received prepayment in full of the $2.4 million principal amount then outstanding under the five year subordinated secured promissory note from Odimo Incorporated (“Odimo”), together with related accrued interest. In connection with the prepayment, the remaining discount on the note of $0.2 million was fully amortized and recorded as interest income.

Other Assets, Net: Other assets, net consists primarily of deferred partner revenue share charges, resulting from the exercise of a right to receive 1,600,000 shares of the Company’s common stock in lieu of future cash partner revenue share payments. The 1,600,000 fully vested shares of the Company’s common stock issued are subject to restrictions on the holder’s ability to transfer such shares. These transfer restrictions lapsed as to 80% of such shares as of September 30, 2004 and will lapse as to 10% of such shares on the last day of each quarter thereafter, becoming free of all such transfer restrictions on March 31, 2005. Deferred partner revenue share charges were $11.8 million and $10.8 million as of January 3, 2004 and October 2, 2004, respectively, and are being amortized as stock-based compensation expense as the partner revenue share expense is incurred. The partner revenue share expense incurred is based on actual revenues recognized in a given period and the imputed partner revenue share percentage, which is based on the value of the Company’s common stock that was issued upon exercise of the right. Stock-based compensation expense related to the amortization of deferred partner revenue share charges was $0.3 million and $0.8 million for the three- and nine-month periods ended September 27, 2003, respectively, and $0.4 million and $1.1 million for the three- and nine-month periods ended October 2, 2004, respectively.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Shipping and Handling Costs: The Company defines shipping and handling costs as only those costs incurred for a third-party shipper to transport products to the customer and these costs are included in cost of revenues from product sales. In some instances, shipping and handling costs exceed shipping charges to the customer and are subsidized by the Company. Additionally, the Company selectively offers promotional free shipping whereby it ships merchandise to customers free of all shipping and handling charges. The cost of promotional free shipping and subsidized shipping and handling was $0.1 million and $0.5 million for the three- and nine-month periods ended September 27, 2003, respectively, and $0.4 million and $1.4 million for the three- and nine-month periods ended October 2, 2004, respectively, and was charged to sales and marketing expense.

Fulfillment Costs: The Company defines fulfillment costs as personnel, occupancy and other costs associated with its fulfillment centers, personnel and other costs associated with its logistical support and vendor operations departments and third-party warehouse and fulfillment services costs. Fulfillment costs were $3.0 million and $8.8 million for the three- and nine-month periods ended September 27, 2003, respectively, and $5.4 million and $15.0 million for the three- and nine-month periods ended October 2, 2004, respectively, and are included in sales and marketing expense.

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

The following table illustrates the pro forma net loss and losses per share for the three- and nine-month periods ended September 27, 2003 and October 2, 2004 as if compensation expense for stock options issued to employees had been determined consistent with SFAS No. 123:

	Three Months Ended		Nine Months Ended
	September 27, 2003	October 2, 2004	September 27, 2003	October 2, 2004
	(in thousands)		(in thousands)
Net loss, as reported	$(5,545)	$(3,047)	$(14,805)	$(10,221)
Add: Stock-based compensation expense included in reported net loss	275	21	407	35
Deduct: Total stock-based compensation determined under fair value based method for all awards	(794)	(1,709)	(2,234)	(4,457)

Pro forma net loss	$(6,064)	$(4,735)	$(16,632)	$(14,643)

Losses per share—basic and diluted:
Net loss per share, as reported	$(0.14)	$(0.07)	$(0.38)	$(0.25)

Pro forma net loss per share	$(0.15)	$(0.12)	$(0.42)	$(0.36)

The Company also records stock-based compensation as deferred partner revenue share charges are amortized. Stock-based compensation expense related to the amortization of deferred partner revenue share charges was $0.3 million and $0.8 million for the three- and nine-month periods ended September 27, 2003, respectively, and $0.4 million and $1.1 million for the three- and nine-month periods ended October 2, 2004, respectively.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 3—CESSATION OF ASHFORD.COM OPERATIONS

In December 2002, the Company announced and implemented its plan to cease the operations of Ashford.com, which accounted for approximately $0.1 million and $1.0 million of the Company’s net revenues for the three- and nine-month periods ended September 27, 2003, respectively, and $1,000 and $10,000 for the three- and nine-month periods ended October 2, 2004, respectively. This plan involved the liquidation of Ashford.com’s remaining inventory, the closure of its Houston, Texas fulfillment center and offices and the termination of 71 employees. This plan was substantially completed in January 2003. As of October 2, 2004, 71 employees had been terminated and actual termination benefits paid were $0.4 million.

At October 2, 2004, the accrued liability associated with the cessation of Ashford.com operations was $0.4 million and consisted of the following (in thousands):

	Balance at July 3, 2004	Subsequent Accruals, net	Non-Cash Settlements and Other Adjustments	Payments	Balance at October 2, 2004	Due Within 12 Months	Due After 12 Months
Contractual obligations	$370	$—	$—	$—	$370	$370	$—

The contractual obligations relate to agreements entered into by Ashford.com prior to the sale of assets to Odimo Acquisition Corp.

NOTE 4—MARKETABLE SECURITIES

Marketable securities, at estimated fair value, consist of the following:

	January 3, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(in thousands)
Corporate bonds	$2,908	$7	$(10)	$2,905
U.S. government agency securities	9,004	12	(9)	9,007

	$11,912	$19	$(19)	$11,912

	October 2, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(in thousands)
Corporate bonds and notes	$6,019	$—	$(33)	$5,986
Auction preferred stock	1,000	—	—	1,000
U.S. government agency securities	9,801	2	(41)	9,762

	$16,820	$2	$(74)	$16,748

(1)	The fair value of marketable securities with loss positions was $6.1 million and $14.9 million and the gross unrealized losses on these marketable securities were $19,000 and $0.1 million as of January 3, 2004 and October 2, 2004, respectively. The Company considered the nature of these marketable securities, which are primarily U.S. government agency securities, the amount of the impairments relative to the carrying value of the related investments and the duration of the impairments, which are all less than twelve months, and concluded that the impairments were not other than temporary.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The amortized cost and estimated fair value of investments in debt securities as of October 2, 2004, by contractual maturity, are as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due within one year	$9,429	$9,400
Due after one year through two years	7,391	7,348

	$16,820	$16,748

NOTE 5—OPERATING LEASES

During the third quarter of fiscal 2004, the Company entered into a noncancellable operating lease of its Shepherdsville, KY fulfillment center. The Company also leases its Melbourne, FL customer contact center as well as additional office space and certain fixed assets under noncancellable operating leases. The Company previously leased Ashford.com’s Houston, TX fulfillment center and offices that it formerly maintained and its former Louisville, KY retail store until the first quarter of fiscal 2003. The Company also previously leased its Louisville, KY fulfillment center until April 2002, at which time it was purchased by the Company. Rent expense under operating lease agreements was $0.3 million and $0.9 million for the three- and nine-month periods ended September 27, 2003, respectively, and $0.5 million and $1.2 million for the three- and nine-month periods ended October 2, 2004, respectively.

Future minimum lease payments under operating leases as of October 2, 2004 are as follows:

Operating Leases
(in thousands)
Three months ending January 1, 2005	$375
2005	3,634
2006	2,033
2007	1,579
2008	1,579
Thereafter	3,007

Total future minimum lease payments	$12,207

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 6—CHANGES IN STOCKHOLDERS’ EQUITY

The following table summarizes the changes in stockholders’ equity for the three-month periods ended September 27, 2003 and October 2, 2004:

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Comprehensive Loss	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Dollars					Shares	Dollars	Total
	(in thousands)
Consolidated balance at June 28, 2003	38,959	$390	$286,133	$(174,807)		$35	74	$(1)	$111,750
Net loss				(5,545)	$(5,545)				(5,545)
Net unrealized losses on available-for-sale securities					(8)	(8)			(8)

Comprehensive loss					$(5,553)

Issuance of common stock to ITH in exchange for warrants	1,650	16	(16)						—
Issuance of options to purchase common stock in exchange for services			345						345
Issuance of common stock upon exercise of options	101	1	517						518
Retirement of treasury stock	(73)	(1)	—				(73)	1	—

Consolidated balance at September 27, 2003	40,637	$406	$286,979	$(180,352)		$27	1	$—	$107,060

Consolidated balance at July 3, 2004	41,012	$410	$288,708	$(184,783)		$(97)	1	$—	$104,238
Net loss				(3,047)	$(3,047)				(3,047)
Net unrealized gains on available-for-sale securities					25	25			25

Comprehensive loss					$(3,022)

Issuance of options to purchase common stock in exchange for services			17						17
Issuance of common stock upon exercise of options	183	2	919						921

Consolidated balance at October 2, 2004	41,195	$412	$289,644	$(187,830)		$(72)	1	$—	$102,154

NOTE 7—STOCK OPTIONS AND WARRANTS

The Company maintains incentive and non-incentive stock option plans for certain employees, directors and other persons (the “Plans”). Under the terms of the Plans, the Company may grant incentive and non-incentive options and restricted stock and unrestricted stock awards to purchase up to 10,025,071 shares of common stock. The options granted under the Plans generally vest at various times over periods ranging up to five years and have terms of up to ten years after the date of grant, unless the optionee leaves the employ of or ceases to provide services to the Company. Stock appreciation rights (“SARs”) may be granted under the Plans either alone or in tandem with stock options. Generally, recipients of SARs are entitled to receive, upon exercise, cash or shares of common stock (valued at the then fair market value of the Company’s common stock) equal to such fair market value on the date of exercise minus such fair market value on the date of grant of the shares subject to the SAR, although certain other measurements also may be used. A SAR granted in tandem with a stock option is exercisable only if and to the extent that the option is exercised. No SARs have been granted to date under the Plans.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the stock option activity for the three-month periods ended September 27, 2003 and October 2, 2004:

	Three Months Ended
	September 27, 2003		October 2, 2004
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Outstanding, beginning of period	5,299	$7.77	6,522	$8.35
Granted	154	10.37	143	7.15
Exercised	(100)	5.27	(183)	5.05
Cancelled	(51)	7.01	(90)	17.56

Outstanding, end of period	5,302	7.96	6,392	8.26

Exercisable, end of period	3,374	8.31	3,990	7.90

The following table summarizes the warrant activity for the three-month periods ended September 27, 2003 and October 2, 2004:

	Three Months Ended
	September 27, 2003		October 2, 2004
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Outstanding, beginning of period	5,319	$8.94	816	$7.71
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	(4,503)	9.18	—	—

Outstanding, end of period	816	7.64	816	7.71

Exercisable, end of period	616	9.31	616	9.40

During the three-month period ended October 2, 2004, the Company granted to employees options and restricted stock awards to purchase an aggregate of 80,550 shares of the Company’s common stock at prices ranging from $0.01 to $9.00 per share and granted to directors options to purchase an aggregate of 62,500 shares of the Company’s common stock at a price of $8.11 per share. The weighted average fair value and the weighted average exercise price of the options granted with exercise prices at the then-current market prices of the underlying stock during the three-month period ended October 2, 2004 was $4.57 and $8.53 per share, respectively. The weighted average fair value and the weighted average exercise price of the restricted stock awards granted with exercise prices below the then-current market prices of the underlying stock during the three-month period ended October 2, 2004 was $9.31 and $0.01 per share, respectively. For the three- and nine-month periods ended October 2, 2004, the Company recorded $17,000 and $15,000 of stock-based compensation expense, respectively, relating to options and restricted stock.

During the three-month period ended September 27, 2003, the Company granted to employees options to purchase an aggregate of 104,800 shares of the Company’s common stock at prices ranging from $8.30 to $12.34 per share and granted to directors options to purchase an aggregate of 48,750 shares of the Company’s common stock at a price of $11.66 per share. The weighted average fair value and the weighted average exercise price of the options granted with exercise prices at the then-current market prices of the underlying stock during the three-month period ended September 27, 2003 was $6.58 and $10.37 per share, respectively. For the three- and nine-month periods ended September 27, 2003, the Company recorded $0.3 million and $0.5 million of stock-based compensation expense, respectively, relating to options and restricted stock.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes information regarding options and warrants outstanding and exercisable as of October 2, 2004:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$ 0.01 – $ 5.56	2,517	6.12	$4.40	1,838	$4.60
$ 5.69 – $10.00	3,591	5.40	8.65	1,940	8.01
$10.60 – $24.69	1,100	5.83	15.41	828	16.07

$ 0.01 – $24.69	7,208	5.72	8.20	4,606	8.10

As of October 2, 2004, 1,499,570 shares of common stock were available for future grants under the Plans.

The fair value of options granted under the Plans during the three-month periods ended September 27, 2003 and October 2, 2004 were estimated on the date of grant using the Black-Scholes multiple option pricing model, with the following weighted average assumptions:

	Three Months Ended
Assumption	September 27, 2003	October 2, 2004
Dividend yield	None	None
Expected volatility	106.00%	91.00%
Average risk free interest rate	2.38%	2.73%
Average expected lives	3.20 years	2.39 years

No warrants were granted or issued by the Company during the three-month periods ended September 27, 2003 and October 2, 2004, respectively.

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

The amounts used in calculating losses per share data are as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2003	October 2, 2004	September 27, 2003	October 2, 2004
	(in thousands)		(in thousands)
Net loss	$(5,545)	$(3,047)	$(14,805)	$(10,221)

Weighted average shares outstanding—basic and diluted	40,109	41,081	39,243	40,980

Outstanding common stock options having no dilutive effect	5,302	6,392	5,302	6,392

Outstanding common stock warrants having no dilutive effect	816	816	816	816

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 9—COMPREHENSIVE LOSS

The following table summarizes the components of comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 27, 2003	October 2, 2004	September 27, 2003	October 2, 2004
	(in thousands)		(in thousands)
Net loss	$(5,545)	$(3,047)	$(14,805)	$(10,221)
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	(8)	25	(30)	(72)

Other comprehensive income (loss)	(8)	25	(30)	(72)

Comprehensive loss	$(5,553)	$(3,022)	$(14,835)	$(10,293)

NOTE 10—CONCENTRATIONS OF CREDIT RISK

As of January 3, 2004 and October 2, 2004, the Company had $3.4 million and $6.6 million, respectively, of operating cash and $66.1 million and $38.9 million, respectively, of cash equivalents and marketable securities invested with several financial institutions, which are potentially subject to credit risk. The composition of these investments is regularly monitored by management of the Company.

NOTE 11—MAJOR SUPPLIERS/ECONOMIC DEPENDENCY

During the three-month period ended October 2, 2004, the Company purchased inventory from one supplier amounting to $18.8 million or 46% of total inventory purchased. During the nine-month period ended October 2, 2004, the Company purchased inventory from one supplier amounting to $44.1 million or 40% of total inventory purchased.

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

Employment Agreements

As of October 2, 2004, the Company had employment agreements with several of its employees for an aggregate annual base salary of $1.5 million plus bonuses and increases in accordance with the terms of the agreements. Remaining terms of such contracts range from less than one to three years.

Advertising and Media Agreements

As of October 2, 2004, the Company was contractually committed for the purchase of future advertising totaling approximately $0.1 million through the fiscal year ending January 1, 2005. The expense related to these commitments will be recognized in accordance with the Company’s accounting policy related to advertising.

Partner Revenue Share Payments

As of October 2, 2004 and subject to the satisfaction of certain conditions, the Company was contractually committed to future minimum cash revenue share payments as follows:

Partner Revenue Share Payments
(in thousands)
2005	$7,260
2006	5,700
2007	6,000
2008	6,350
2009	6,650
Thereafter	4,900

Total conditional future minimum cash revenue share payments	$36,860

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 13—SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Nine Months Ended
	September 27, 2003	October 2, 2004
	(in thousands)
Cash paid during the period for interest	$—	$201
Noncash Investing and Financing Activities:
Receipt of shares of, and warrants to purchase, Odimo’s Series C preferred stock in connection with a conversion of principal due under a note	$—	$688
Exchange of a portion of a promissory note in connection with a conversion of principal due under the note	$—	$(682)
Acquisition of property and equipment under capital lease	$—	$1,604
Net unrealized losses on available-for-sale securities	$(30)	$(72)

NOTE 14—RELATED PARTY TRANSACTIONS

The Company has entered into a strategic alliance to provide technology, procurement and fulfillment services for QVC, Inc. Interactive Technology Holdings, LLC, which is a major stockholder of the Company, is a joint venture company of Comcast Corporation and QVC. The Company recognized net revenues of $0.3 million and $1.3 million on sales to this related party for the three- and nine-month periods ended September 27, 2003, respectively, and $0.3 million and $0.8 million for the three- and nine-month periods ended October 2, 2004, respectively. The terms of these sales are comparable to those with other business-to-business partners of the Company. As of October 2, 2004, the amount included in accounts receivable was $0.3 million related to these sales.

In the fiscal year ended January 3, 2004, the Company entered into an agreement with QVC pursuant to which QVC will provide shipping services to the Company in exchange for variable fees. The Company incurred fees of $38,000 for both the three- and nine-month periods ended September 27, 2003, which related directly to products shipped and was charged to cost of revenues from product sales. The Company incurred fees of $0.3 million and $0.9 million for the three- and nine-month periods ended October 2, 2004, respectively, of which $0.3 million and $0.8 million related directly to products shipped and was charged to cost of revenues from product sales and $12,000 and $38,000 related to professional services provided and was charged to sales and marketing expense.

NOTE 15—LONG-TERM DEBT AND OTHER

The following table summarizes the Company’s long-term debt and other long-term liabilities as of October 2, 2004:

October 2, 2004
(in thousands)
Note payable	$12,980
Capital lease obligation	1,605

14,585
Less: Current portion of note payable	(140)
Less: Current portion of capital lease obligation	(855)

Long-term debt and other	$13,590

Capital Lease Obligation

During the third quarter of fiscal 2004, the Company entered into a capital lease for computer hardware and software. As of October 2, 2004, the lease had an aggregate outstanding principal balance of $1.6 million, with $0.9 million classified as current. The Company’s net investment in this capital lease as of October 2, 2004 was $1.5 million, which is included in property and equipment. Interest expense recorded on the capital lease for both the three- and nine-month periods ended October 2, 2004 was $16,000.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Concluded)

(Unaudited)

Future minimum lease payments under the capital lease as of October 2, 2004, together with the present value of those future minimum lease payments, are as follows:

Capital Lease
(in thousands)
Three months ending January 1, 2005	$615
2005	441
2006	441
2007	257

Total future minimum lease payments	1,754
Less: Interest discount amount	(149)

Total present value of future minimum lease payments	1,605
Less: Current portion	(855)

Long-term portion	$750

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “plan”, “will”, “would”, “should”, “guidance”, “potential”, “continue”, “project”, “forecast”, “confident”, “prospects”, and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industries and markets in which we and our partners operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, consumer spending, the financial markets and the industries in which we and our partners operate, changes affecting the Internet and e-commerce, our ability to develop and maintain relationships with strategic partners and suppliers and the timing of our establishment, extension or termination of our relationships with strategic partners, our ability to timely and successfully develop, maintain and protect our technology and product and service offerings and execute operationally, our ability to attract and retain qualified personnel, our ability to successfully integrate our acquisitions of other businesses, if any, and the performance of acquired businesses. More information about potential factors that could affect us are described under the heading of “Risk Factors.” We expressly disclaim any intent or obligation to update these forward-looking statements, except as otherwise specifically stated by us.

Overview and Executive Summary

•	We provide an e-commerce platform that enables retailers, branded manufacturers, entertainment companies and professional sports organizations to operate e-commerce businesses. Our e-commerce platform includes Web site design and development, e-commerce technology, managed hosting, order fulfillment, customer service, merchandising and order management, online merchandising, customer relationship management, content development and online marketing. We currently derive most of our revenues from the sale of goods through our partners’ e-commerce businesses, toll-free telephone number sales, business-to-business and group sales and related outbound shipping charges, net of allowances for returns and discounts. We also derive revenue from fixed and variable fees earned in connection with the development and operation of partners’ e-commerce businesses and the provision of marketing and other services.

•	Our revenue growth from the third quarter and first nine months of fiscal 2003 to the third quarter and first nine months of fiscal 2004 was due to the addition of new partners in fiscal 2003, increases in sales from partners’ e-commerce businesses that were operated for the entirety of each of the periods, and increases in sales from partners’ e-commerce businesses that were operated for part of the third quarter and first nine months of fiscal 2003 and all of the third quarter and first nine months of fiscal 2004. We expect that the new partners added during fiscal 2003 will have a greater impact on net revenues in fiscal 2004 than these new partners did in fiscal 2003, as we will operate the businesses of these partners on our e-commerce platform for the entirety of fiscal 2004. We also expect that we will add more service fee-based partners in fiscal 2004 than GSI-owned inventory model partners.

•	For the third quarter of fiscal 2004, operating expenses increased $7.1 million from $22.5 million in the third quarter of fiscal 2003 to $29.6 million in the same period in fiscal 2004 but decreased as a percentage of net revenues from 47.4% in the third quarter of fiscal 2003 to 43.1% in the same period in fiscal 2004. For the first nine months of fiscal 2004, operating expenses increased $20.6 million from $66.5 million in the first nine months of fiscal 2003 to $87.1 million in the same period in fiscal 2004, but decreased as a percentage of net revenues from 45.3% in the first nine months of fiscal 2003 to 43.7% in the same period in fiscal 2004.

•	We expect to achieve profitability in fiscal 2004. For the third quarter of fiscal 2004, we reported a net loss of $3.0 million or $0.07 per share, based on 41.1 million weighted average shares outstanding. This compares to a net loss of $5.5 million or $0.14 per share for the same period in fiscal 2003, based on 40.1 million weighted average shares outstanding. For the first nine months of fiscal 2004, we reported a net loss of $10.2 million or $0.25 per share, based on 41.0 million weighted average shares outstanding. This compares to a net loss of $14.8 million or $0.38 per share for the same period in fiscal 2003, based on 39.2 million weighted average shares outstanding. We expect to realize net income in fiscal 2004 based on continued revenue growth and related increased gross profit, increased variable cost efficiencies and slower than historical growth of our fixed costs.

•	We compete in the market for outsourced solutions for the development and operation of e-commerce businesses. Over the past four years, a number of competitors have exited the market, but competition remains intense. We believe that we deliver a unique and compelling value proposition as we provide expertise and infrastructure that enable our partners to grow their e-commerce businesses and to use their e-commerce businesses as a tool to complement and enhance their offline businesses. We believe that our differentiated offering has allowed us to compete successfully. We are relying on our differentiated offering to attract new partners businesses in the future.

Results of Operations

Comparison of the three- and nine-month periods ended September 27, 2003 and October 2, 2004

The following table sets forth the dollar amount and percentage of net revenues for certain line items of our statements of operations for the third quarter of fiscal 2003 and the third quarter of fiscal 2004 and the dollar and percentage change in these line items period over period.

	Third Qtr Fiscal 2003		Third Qtr Fiscal 2004		Third Qtr Fiscal 2004 vs Third Qtr Fiscal 2003
					$ Change	% Change
	$	%	$	%
	(dollars in millions)
Net revenues from product sales	$42.5	89.5%	$55.9	81.5%	$13.4	31.5%
Service fee revenues	5.0	10.5%	12.7	18.5%	7.7	154.0%

Net revenues	47.5	100.0%	68.6	100.0%	21.1	44.4%
Cost of revenues from product sales	30.8	64.8%	42.2	61.5%	11.4	37.0%

Gross profit	16.7	35.2%	26.4	38.5%	9.7	58.1%
Sales and marketing expenses	12.1	25.5%	16.8	24.5%	4.7	38.8%
Product development expenses	3.5	7.4%	5.1	7.4%	1.6	45.7%
General and administrative expenses	3.1	6.5%	4.5	6.6%	1.4	45.2%
Stock-based compensation expense	0.6	1.3%	0.4	0.6%	(0.2)	-33.3%
Depreciation and amortization expenses	3.1	6.5%	2.7	3.9%	(0.4)	-12.9%
Other expense	—	0.0%	0.1	0.1%	0.1	0.0%
Interest expense	—	0.0%	0.2	0.3%	0.2	0.0%
Interest income	(0.2)	-0.4%	(0.4)	-0.6%	0.2	100.0%
Net loss	(5.5)	-11.6%	(3.0)	-4.4%	2.5	45.5%

The following table sets forth the dollar amount and percentage of net revenues for certain line items of our statements of operations for the first nine months of fiscal 2003 and the first nine months of fiscal 2004 and the dollar and percentage change in these line items period over period.

	First Nine Months Fiscal 2003		First Nine Months Fiscal 2004		First Nine Months Fiscal 2004 vs First Nine Months Fiscal 2003
					$ Change	% Change
	$	%	$	%
	(dollars in millions)
Net revenues from product sales	$132.4	90.3%	$165.9	83.2%	$33.5	25.3%
Service fee revenues	14.3	9.7%	33.7	16.9%	19.4	135.7%

Net revenues	146.7	100.0%	199.5	100.0%	52.8	36.0%
Cost of revenues from product sales	95.9	65.4%	123.2	61.8%	27.3	28.5%

Gross profit	50.8	34.6%	76.3	38.2%	25.5	50.2%
Sales and marketing expenses	36.3	24.7%	51.1	25.6%	14.8	40.8%
Product development expenses	10.7	7.3%	14.1	7.1%	3.4	31.8%
General and administrative expenses	9.6	6.5%	12.8	6.4%	3.2	33.3%
Stock-based compensation expense	1.3	0.9%	1.2	0.6%	(0.1)	-7.7%
Depreciation and amortization expenses	8.6	5.9%	8.0	4.0%	(0.6)	-7.0%
Other expense	—	0.0%	0.1	0.1%	0.1	0.0%
Interest expense	—	0.0%	0.3	0.2%	0.3	0.0%
Interest income	(0.9)	-0.6%	(1.0)	-0.5%	0.1	-11.1%
Net loss	(14.8)	-10.1%	(10.2)	-5.1%	4.6	31.1%

Net Revenues from Product Sales

Net revenues from product sales are derived from the sale of goods through our partners’ e-commerce businesses, toll-free telephone number sales, business-to-business and group sales and related outbound shipping charges, net of allowances for returns and discounts.

The following table provides information about our net revenues from product sales by category for the third quarter of fiscal 2003 and the third quarter of fiscal 2004:

			Third Qtr Fiscal 2004 vs Third Qtr Fiscal 2003
	Third Qtr Fiscal 2003	Third Qtr Fiscal 2004	$ Change	% Change
	(dollars in thousands)
Net revenues from product sales:
Category:
Sporting goods	$24,987	$30,683	$5,696	23%
Other	17,534	25,190	7,656	44%

Total net revenues from product sales	$42,521	$55,873	$13,352	31%

The following table provides information about our net revenues from product sales by category for the first nine months of fiscal 2003 and the first nine months of fiscal 2004:

			First Nine Months Fiscal 2004 vs First Nine Months Fiscal 2003
	First Nine Months Fiscal 2003	First Nine Months Fiscal 2004	$ Change	% Change
	(dollars in thousands)
Net revenues from product sales:
Category:
Sporting goods	$76,405	$97,807	$21,402	28%
Other	56,011	68,075	12,064	22%

Total net revenues from product sales	$132,416	$165,882	$33,466	25%

Net revenues from product sales increased $13.4 million and $33.5 million for the third quarter and first nine months of fiscal 2004, respectively, of which $5.7 million and $21.4 million, respectively, was due to increases in sales in the sporting goods category and $7.7 million and $12.1 million, respectively, was due to increases in sales in our other product categories, which include consumer electronics, general merchandise and licensed entertainment products. The increases in the sporting goods and other categories were due to the addition of new partners in fiscal 2003, increases in sales from partners’ e-commerce businesses that were operated for the entirety of each of the periods and increases in sales from partners’ e-commerce businesses that were operated for part of the third quarter and first nine months of fiscal 2003 and all of the third quarter and first nine months of fiscal 2004.

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

Service fee revenues increased $7.7 million and $19.4 million for the third quarter and first nine months of fiscal 2004, respectively, due primarily to the launch of nine new fee-based partners in the fourth quarter of fiscal 2003 and first nine months of fiscal 2004.

Cost of Revenues from Product Sales

Cost of revenues from product sales includes the cost of products sold and inbound freight related to those products, as well as outbound shipping and handling costs, other than those related to promotional free shipping and subsidized shipping and handling which are included in sales and marketing expense.

As a percentage of net revenues from product sales, cost of revenues from product sales was 72.4% and 72.5% for the third quarter and first nine months of fiscal 2003, respectively, and 75.5% and 74.3% for the third quarter and first nine months of fiscal 2004, respectively. These increases were due primarily to a shift in the sales mix to the consumer electronics category, which had higher product costs, in the third quarter and first nine months of fiscal 2004 compared to the same periods in fiscal 2003.

Gross Profit

The increases in gross profit dollars for the third quarter and first nine months of fiscal 2004 compared to the same periods in fiscal 2003 were due primarily to $7.7 million and $19.4 million increases in service fee revenues in the third quarter and first nine months of fiscal 2004, respectively. The increases in gross profit percentage for the third quarter and first nine months of fiscal 2004 compared to the same periods in fiscal 2003 were due primarily to the increases in service fee revenues, offset, in part, by lower margins on sales in the consumer electronics category in the third quarter and first nine months of fiscal 2004.

Sales and Marketing Expenses

Sales and marketing expenses include advertising and promotional expenses, including promotional free shipping and subsidized shipping and handling costs, online marketing fees, commissions to participants in the affiliate programs for some of our partners’ Web sites, fulfillment costs, customer service costs, credit card fees, merchandising costs and payroll and related expenses. These expenses also include partner revenue share charges, which are royalty payments made to our partners in exchange for the use of their brand names, the promotion of our partners’ URLs, Web sites and toll-free telephone numbers in their marketing and communications materials, the implementation of programs to provide incentives to customers to shop through the e-commerce businesses that we operate for our partners and other programs and services provided to the customers of the e-commerce businesses that we operate for our partners.

Sales and marketing expenses increased $4.7 million for the third quarter of fiscal 2004 primarily due to a $2.7 million increase in personnel and related costs, of which $1.4 million was attributable to our fulfillment operations and $1.2 million was attributable to our merchandising, marketing and customer service departments, a $1.0 million increase in credit card fees, a $0.5 million increase in advertising costs, a $0.3 million increase in occupancy costs, a $0.3 million increase in professional fees and a $0.3 million increase in subsidized shipping and handling costs, offset, in part, by a $1.0 million decrease in partner revenue share charges. Sales and marketing expenses increased $14.8 million for the first nine months of fiscal 2004 primarily due to a $7.7 million increase in personnel and related costs, of which $4.2 million was attributable to our fulfillment operations and $3.5 million was attributable to our merchandising, marketing and customer service departments, a $2.4 million increase in advertising costs, a $2.2 million increase in credit card fees and a $0.9 million increase in subsidized shipping and handling costs. The increases in personnel and related costs attributable to our fulfillment operations were primarily due to high processing volume in our fulfillment operations. The increases in credit card fees were due principally to increased sales volume in the third quarter and first nine months of fiscal 2004.

Product Development Expenses

Product development expenses consist primarily of expenses associated with planning, maintaining and operating our partners’ e-commerce businesses and payroll and related expenses for engineering, production, creative and management information systems.

Product development expenses increased $1.6 million for the third quarter of fiscal 2004 primarily due to a $1.0 million increase in personnel and related costs, a $0.4 million increase in costs related to our use of temporary technical professionals and a $0.3 million increase in communication and bandwidth costs, offset, in part, by a $0.2 million decrease in web hosting costs. Product development expenses increased $3.4 million for the first nine months of fiscal 2004 primarily due to a $1.8 million increase in personnel and related costs, a $1.5 million increase in costs related to strategic technology planning and our use of temporary technical professionals and a $0.4 million increase in communication and bandwidth costs, offset, in part, by a $0.2 million decrease in equipment and software maintenance costs.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll and related expenses for executive, finance, human resources, legal and administrative personnel, as well as bad debt expense and occupancy costs for our headquarters and other offices.

General and administrative expenses increased $1.4 million for the third quarter of fiscal 2004 primarily due to an $0.8 million increase in personnel and related costs and a $0.5 million increase in professional fees. General and administrative expenses increased $3.2 million for the first nine months of fiscal 2004 primarily due to a $1.8 million increase in personnel and related costs and a $1.1 million increase in professional fees.

Stock-Based Compensation Expense

Stock-based compensation expense consists of the amortization of deferred compensation expense for options granted to employees and certain non-employees, the value of options or warrants granted to certain partners and investors and amortization of deferred partner revenue share charges.

Stock-based compensation expense decreased $0.2 million for the third quarter of fiscal 2004 primarily due to a decrease of $0.3 million in charges related to options subject to variable accounting, offset, in part, by an increase of $0.1 million related to the amortization of deferred partner revenue share charges. Stock-based compensation expense decreased $0.1 million for the first nine months of fiscal 2004 primarily due to a decrease of $0.4 million in charges related to options subject to variable accounting and a decrease of $0.1 million in charges related primarily to the issuance of options granted during fiscal 2000 and fiscal 2001 with exercise prices below the then-current market prices of the underlying stock, offset, in part, by an increase of $0.3 million related to the amortization of deferred partner revenue share charges and an increase of $0.1 million related to the issuance of a warrant. As of October 2, 2004, we had an aggregate of $1.3 million of deferred stock-based compensation remaining to be amortized. We had stock-based compensation expense related to the amortization of deferred partner revenue share charges of $0.3 million and $0.8 million for the third quarter and first nine months of fiscal 2003, respectively, and $0.4 million and $1.1 million for the third quarter and first nine months of fiscal 2004, respectively.

Depreciation and Amortization Expenses

Depreciation and amortization expenses relate primarily to the depreciation of our corporate headquarters and Louisville, Kentucky fulfillment center, the depreciation and amortization of the capitalized costs for our purchased and internally developed technology, including a portion of the cost related to the employees that developed such technology, hardware and software and the depreciation of improvements, furniture and equipment at our corporate headquarters and our fulfillment and customer contact centers.

Depreciation and amortization expenses decreased $0.4 million for the third quarter of fiscal 2004 and decreased $0.6 million for the first nine months of fiscal 2004 primarily due to certain previously purchased assets becoming fully depreciated in fiscal 2003, offset, in part, by additional assets to build, manage and operate our business.

Other (Income) Expense

Interest income consists primarily of interest earned on cash, cash equivalents, short-term investments and marketable securities. Interest expense consists primarily of interest paid in connection with the mortgage note on our new corporate headquarters. Other expense consists of a third party’s ownership interest in a subsidiary of the Company.

The increases in interest income of $0.2 million and $41,000 for the third quarter and first nine months of fiscal 2004, respectively, were due to the amortization of the remaining discount on a note we received in connection with the sale of certain assets and higher interest rates during the third quarter and first nine months of fiscal 2004 compared to the same periods in fiscal 2003, offset, in part, by lower average balances of cash, cash equivalents, short-term investments and marketable securities.

The increases in interest expense of $0.2 million and $0.3 million for the third quarter and first nine months of fiscal 2004, respectively, were due primarily to interest incurred on the $13.0 million mortgage note on our new corporate headquarters, which note was entered into on June 9, 2004.

Income Taxes

Since the sales of our discontinued operations in fiscal 1999 and fiscal 2000, we have not generated taxable income. Net operating losses generated have been carried back to offset income taxes paid in prior years. The remaining net operating losses will be carried forward. As of October 2, 2004, we had available net operating loss carryforwards of approximately $428.1 million which expire in the years 2004 through 2023. The use of certain net operating loss carryforwards are subject to annual limitations based on ownership changes of our stock, as defined by Section 382 of the Internal Revenue Code. We expect that net operating losses of approximately $243.2 million will expire before they can be used. Any otherwise recognizable deferred tax assets have been offset by a valuation allowance for the net operating loss carryforwards.

Certain Related Party Transactions

We have entered into a strategic alliance to provide technology, procurement and fulfillment services for QVC, Inc. Interactive Technology Holdings, LLC, which is one of our major stockholders, is a joint venture company of Comcast Corporation and QVC. We recognized net revenues on sales to this related party of $0.3 million and $1.3 million for the third quarter and first nine months of fiscal 2003, respectively, and $0.3 million and $0.8 million for the third quarter and first nine months of fiscal 2004, respectively. The terms of these sales are comparable to those with our other business-to-business partners. As of October 2, 2004, the amount included in accounts receivable was $0.3 million related to these sales.

In fiscal 2003, we entered into an agreement with QVC pursuant to which QVC will provide shipping services to us in exchange for variable fees. We incurred fees of $38,000 for both the third quarter and first nine months of fiscal 2003, which related directly to products shipped and was charged to cost of revenues from product sales. We incurred fees of $0.3 million and $0.9 million for the third quarter and first nine months of fiscal 2004, of which $0.3 million and $0.8 million related directly to products shipped and was charged to cost of revenues from product sales and $12,000 and $38,000 related to professional services provided and was charged to sales and marketing expense.

Liquidity and Capital Resources

Our principal source of liquidity is our cash, cash equivalents and marketable securities. Our cash, cash equivalents and marketable securities balances were $69.5 million and $45.5 million as of January 3, 2004 and October 2, 2004, respectively.

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

We have incurred substantial costs to develop our e-commerce platform and to recruit, train and compensate personnel for our creative, engineering, business development, marketing, merchandising, customer service, management information systems and administrative departments. During the first, second and third quarters of fiscal 2004, we spent approximately $7.8 million on continued upgrades to our technology infrastructure and $1.8 million on warehouse equipment and improvements for our Kentucky fulfillment centers. Also, during the second quarter of fiscal 2004, we spent approximately $17.5 million to purchase our new corporate headquarters in King of Prussia, Pennsylvania and during the third quarter of fiscal 2004, we spent approximately $1.0 million in building improvements. We expect to spend an additional $6.0 to $7.0 million in building improvements to our new headquarters. We expect additional capital expenditures for fiscal 2004 to be between $4.0 million and $8.0 million as we continue to improve our technology infrastructure and invest in our fulfillment and customer contact center operations. As of October 2, 2004, we had working capital of $21.6 million and an accumulated deficit of $187.8 million.

We used approximately $14.0 million in net cash for operating activities during the first nine months of fiscal 2004. Our principal sources of operating cash during the first nine months of fiscal 2004 were payments received from customers and fee-based partners, which generally approximate our net revenues from product sales and our service fee revenues, respectively. Our principal uses of operating cash during the first nine months of fiscal 2004 were cash paid to product suppliers, which generally approximates our cost of revenues from product sales, employee compensation and partner revenue share payments. Changes in our operating assets and liabilities during the first nine months of fiscal 2004 resulted in a net cash outflow of $12.9 million. The most significant changes were an increase in accounts receivable, an increase in inventory and a decrease in deferred revenue compared to the end of fiscal 2003. The increase in accounts receivable was due primarily to decreases in our accounts receivable reserves and an increase in term sales. The increase in inventory was due primarily to the seasonal timing of inventory purchases. The decrease in deferred revenue was due to a decrease in service fees paid to us in advance by certain partners. Our investing activities during the first nine months of fiscal 2004 consisted primarily of the purchase of our new corporate headquarters and other capital expenditures totaling approximately $28.1 million. During the first nine months of fiscal 2004, we also purchased $7.5 million and sold $2.6 million of marketable securities and received $3.2 million in principal payments on notes receivable. Our financing activities during the first nine months of fiscal 2004 consisted primarily of the receipt of $13.0 million in gross proceeds from a mortgage note on our new corporate headquarters.

We used approximately $24.6 million in net cash for operating activities during the first nine months of fiscal 2003. Our principal sources of operating cash during the first nine months of fiscal 2003 were payments received from customers and fee-based partners. Our principal uses of operating cash during the first nine months of fiscal 2003 were cash paid to product suppliers, employee compensation and partner revenue share payments. Changes in our operating assets and liabilities during the first nine months of fiscal 2003 resulted in a net cash outflow of $19.6 million. The most significant change was a decrease in accounts payable, accrued expenses and other compared to the end of fiscal 2002. This decrease was due primarily to a decrease in trade accounts payable related to inventory purchases in the fourth quarter of fiscal 2002 and due to a decrease in variable expense accruals. During the first nine months of fiscal 2003, we purchased $11.0 million and sold $12.5 million of marketable securities, incurred capital expenditures of $5.1 million and received $2.3 million in gross proceeds from sales of short-term investments.

To date, we have financed our e-commerce operations primarily from the sale of equity securities. Management expects that our current cash and the collection of accounts receivable will be sufficient to meet our anticipated cash needs for the foreseeable future. While in the fourth quarter of fiscal 2003 we realized net income of $2.7 million and in the fourth quarter of fiscal 2001 we realized net income of $0.3 million, we did not realize net income for the full years of fiscal 2001, fiscal 2002 or fiscal 2003. While we do expect to realize net income in fiscal 2004, in order to fund our anticipated operating expenses and realize income, our revenues must increase significantly. If cash flows are insufficient to fund our expenses, we may need to raise additional funds in future periods through public or private debt or equity financings or other arrangements to fund our operations until we achieve profitability. Failure to raise future capital when needed could seriously harm our business and operating results. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders would be reduced to the extent they did not participate in that financing. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

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

All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “plan”, “will”, “would”, “should”, “guidance”, “potential”, “continue”, “project”, “forecast”, “confident”, “prospects”, and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industries and markets in which we and our partners operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, consumer spending, the financial markets and the industries in which we and our partners operate, changes affecting the Internet and e-commerce, our ability to develop and maintain relationships with strategic partners and suppliers and the timing of our establishment, extension or termination of our relationships with strategic partners, our ability to timely and successfully develop, maintain and protect our technology and product and service offerings and execute operationally, our ability to attract and retain qualified personnel, our ability to successfully integrate our acquisitions of other businesses, if any, and the performance of acquired businesses. More information about potential factors that could affect us is provided below. We expressly disclaim any intent or obligation to update these forward-looking statements, except as otherwise specifically stated by us.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders and partners could lose confidence in our financial reporting, which could harm our business, the trading price of our stock and our ability to retain our current partners and obtain new partners.

Beginning in early fiscal 2004, we began a process to document and evaluate our internal controls over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. In this regard, management has been dedicating internal resources, has engaged outside consultants and has adopted a detailed work plan to (i) assess and document the adequacy of internal controls over financial reporting, (ii) take steps to improve control processes, where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. To date, we have identified certain issues in the design and operating effectiveness of our internal controls over financial reporting. We have corrected such identified issues and will continue to correct any identified issues as well as any issues that may be identified in the future. At this time, we are not aware, and our outside auditors have not advised us, of any “material weaknesses” or “significant deficiencies” in our internal controls, as defined in the relevant literature. Management and our Audit Committee have given our compliance with Section 404 the highest priority. If we fail to correct any issues in the design or operating effectiveness of internal controls over financial reporting or fail to prevent fraud, current and potential stockholders and partners could lose confidence in our financial reporting, which could harm our business, the trading price of our stock and our ability to retain our current partners and obtain new partners.

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

We incurred substantial losses over the past five fiscal years while operating our business. As of the end of the third quarter of fiscal 2004, we had an accumulated deficit of $187.8 million. We may not obtain an appropriate volume of purchases through our e-commerce platform, generate an appropriate amount of service fee revenue from our existing partners, add an appropriate amount of new partners to generate sufficient revenues or adequately control our expenses in order to achieve profitability. While we expect to be profitable in fiscal 2004, there can be no assurances that we will be able to achieve profitability.

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

Kmart, as well as Bluelight.com, operated in bankruptcy from January 2002 until May 2003. In connection with its bankruptcy restructuring plan, Bluelight assumed its e-commerce agreement with us. In March 2003, we and Bluelight modified our agreement to shorten the term, eliminate the last two of eight fixed fee payments required under the agreement and provide for early termination rights for both us and Bluelight. In October 2004, we further amended this agreement following which we only provide sporting goods merchandise to Bluelight on a business-to-business basis and continue to recognize revenue based on those business-to-business sales. Bluelight.com may terminate its agreement with us early. If Bluelight.com terminates its agreement with us, we will not realize all of the economic benefits of that agreement.

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

As of November 1, 2004, Michael G. Rubin, our Chairman, Co-President and Chief Executive Officer, beneficially owned 18.9%, funds affiliated with SOFTBANK Holdings Inc., or SOFTBANK, beneficially owned 21.0% and Interactive

Technology Holdings, LLC, or ITH, a joint venture company of Comcast Corporation and QVC, Inc., beneficially owned 26.7% of our outstanding common stock, including currently exercisable warrants and options to purchase common stock. Should they decide to act together, any two of Mr. Rubin, SOFTBANK and ITH would be in a position to exercise effective control, and all three would be in a position to exercise complete control, over most matters requiring stockholder approval, including the election or removal of directors, approval of significant corporate transactions and the ability generally to direct our affairs. Furthermore, the stock purchase agreements pursuant to which SOFTBANK and ITH acquired their shares of our common stock provide that SOFTBANK and ITH each have the right to designate up to two members of our board of directors. This concentration of ownership and SOFTBANK’s and ITH’s right to designate members to our board of directors may have the effect of delaying or preventing a change in control of us, including transactions in which stockholders might otherwise receive a premium over current market prices for their shares.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in market risk for the quarter ended October 2, 2004. See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed with the Securities and Exchange Commission on March 18, 2004, as amended May 3, 2004 and August 25, 2004.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules), our Chief Executive Officer and our Chief Financial Officer have concluded as of the end of the period covered by this Quarterly Report on Form 10-Q, that our disclosure controls and procedures were effective.

(b) Changes in Internal Controls Over Financial Reporting. During the most recently completed fiscal quarter, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

Date: November 10, 2004