Form 10-K
period 2005-01-01
GSI COMMERCE INC
filed 2005-03-17
CIK 828750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2005 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to                                   .

Commission file number 0-16611

GSI COMMERCE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	04-2958132
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

935 FIRST AVENUE, KING OF PRUSSIA, PA	19406
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (610) 265-3229

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of the close of business on July 2, 2004, was approximately $124,261,892 based on a per share price of $9.31, the closing price of the registrant’s common stock on such date, as reported on the Nasdaq National Market.(1)

There were 41,731,458 shares of the registrant’s Common Stock outstanding as of the close of business on March 15, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

(Specific sections incorporated are identified under applicable items herein)

Certain information required for Part III of this Form 10-K is incorporated herein by reference to the Proxy Statement for the 2005 Annual Meeting of stockholders.

(1)	This amount equals the number of outstanding shares of the registrant’s common stock reduced by the number of shares that may be deemed held by the registrant’s executive officers, directors and stockholders owning in excess of 10% of the registrant’s common stock, multiplied by the last reported sale price for the registrant’s common stock on July 2, 2004. This information is provided solely for record keeping purposes of the Securities and Exchange Commission and shall not be construed as an admission that any executive officer, director or 10% stockholder of the registrant is an affiliate of the registrant or is the beneficial owner of any such shares. Any such inference is hereby disclaimed.

GSI COMMERCE, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 1, 2005

Our fiscal year ends on the Saturday nearest the last day of December. Accordingly, references to fiscal 2000, fiscal 2001, fiscal 2002, fiscal 2003 and fiscal 2004 refer to the years ended December 30, 2000, December 29, 2001, December 28, 2002, January 3, 2004 and January 1, 2005.

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

Overview

We are a leading provider of e-commerce solutions that enable retailers, branded manufacturers, entertainment companies and professional sports organizations to operate e-commerce businesses. We began our e-commerce business in 1999 and initially targeted the sporting goods category. Since fiscal 2001, we have expanded into five additional categories: apparel, beauty, consumer electronics, entertainment and home. We either operate, or have agreements to operate, all or portions of the e-commerce businesses for approximately 50 partners, including Dick’s Sporting Goods®, Estee Lauder/Gloss.com®, Linens-n-Things®, Major League Baseball®, NASCAR®, palmOne®, Public Broadcasting System (PBS)®, Polo.comSM, RadioShack®, and The Sports Authority®. We provide solutions for our partners through our integrated e-commerce platform, which is comprised of three components: core technology, supporting infrastructure and partner services.

Industry Overview

Market Size and Opportunity

We believe consumer use of the Internet to make purchases will continue to increase. According to Forrester Research, online general merchandise sales (which excludes automobiles, groceries and travel) in the United States were estimated to be $79.0 billion and accounted for approximately 8.0 percent of total general merchandise sales in 2004. Forrester Research estimates that online general merchandise sales will grow at a 14.3 percent compounded annual growth rate to reach $176.1 billion and account for approximately 15.2 percent of total general merchandise sales in 2010.

Forrester Research also estimates that online general merchandise sales in the categories in which we currently operate were approximately $43.9 billion in 2004 and will grow at a 16.6 percent compounded annual growth rate to reach approximately $110.1 billion in 2010.

We believe the growing use of the Internet by consumers to purchase merchandise is driven by many factors including:

•	increased acceptance of e-commerce as a convenient means to shop, as illustrated by Jupiter Research’s estimate that 90.5 million consumers bought online in 2004, compared to 72.8 million consumers in 2003;

•	decreased concerns about the security and reliability of e-commerce;

•	technology innovations, such as broadband Internet access, that have enhanced the e-commerce shopping experience; and

•	increased recognition and support by retailers and manufacturers of the Internet as an important sales channel.

Need for “Partnered” E-Commerce Solutions

According to Forrester Research, it is strategically important for retailers to participate in multi-channel retailing (which includes e-commerce) to remain competitive. While retailers recognize the importance of e-commerce to their overall strategy, online sales were estimated to account for only 7.0 percent of total retail sales in 2004. Because online sales generally represent a small part of retailers’ businesses, we believe that the ability to operate an e-commerce business is not part of their core competency. We also believe that, as a result, many retailers struggle to justify making the level of investment in technology, infrastructure and expertise to support a high-quality e-commerce business. Our belief is supported by Forrester Research, which has stated that there has been a surge in interest in hosted or partnered e-commerce solutions. By partnering, retailers can gain access to higher quality technology, infrastructure and expertise than many of them could justify investing in on their own.

2004 Annual Report

Our Solution

We believe our solutions enable our partners to grow their e-commerce businesses more rapidly and more cost-effectively than they could on their own. We provide solutions for our partners through our integrated e-commerce platform, which is a comprehensive and integrated suite of core technology, supporting infrastructure and partner services. Our solutions focus on the needs of our partners, including promoting their brand identity and enabling them to remain focused on their core offline businesses. Because we operate multiple partners on the same integrated platform, we believe that we can provide our partners with a broader range of high quality e-commerce capabilities, expertise and infrastructure than our partners could justify building and maintaining on their own. We continually seek to enhance our capabilities to grow our partners’ e-commerce businesses and provide a high-quality customer experience. We structure our partner relationships to align our incentives with those of our partners, primarily by tying the financial benefit that we derive from our relationships to the performance of our partners’ e-commerce businesses.

The majority of our partners use all of the components of our e-commerce platform. While all of our partners’ e-commerce businesses, with the exception of our business-to-business partners, operate on the core technology component of our platform, each partner may select the specific elements of our supporting infrastructure and partner services that best fit their needs. We customize the design and operation of our partners’ e-commerce businesses, as well as develop features and functions requested by partners. We are able to offer features and functions developed for one partner across our entire partner base.

Our E-Commerce Platform

Our integrated e-commerce platform consists of three main components — core technology, supporting infrastructure and partner services. Using these components, we can develop, implement and support all aspects of a partner’s e-commerce business. These components include:

Core Technology	Supporting Infrastructure	Partner Services

• Web site administration	• Fulfillment	• Creative design, Web site usability, testing and enhancements
• Web infrastructure and hosting	• Drop shipping	• Channel integration
• Business intelligence	• Customer service	• Business-to-business (B-to-B) services
• E-commerce engine	• Buying	• Content development and imaging
• Order management		• E-commerce strategy • Online marketing • Customer relationship management (CRM)

Core Technology

Web Site Administration.    The display of our partners’ online product catalogs is administered through a proprietary content and catalog management tool. The tool allows for, among other things, the ability to:

•	create and edit Web site navigation, categorization and product categories;

•	create and edit product display characteristics including placement of images and descriptive copy as well as product and category sequencing;

•	present special merchandising features such as featured products, related products, collections, promotional ad spots and promotional offers;

2004 Annual Report

•	support numerous types of promotional campaigns which can be customized based on customer purchasing data;

•	establish up-sell and cross-sell relationships, manage pre-sell and backordering and optimize search term mapping; and

•	activate and deactivate products based on inventory, sell-through, and other criteria.

Web Infrastructure and Hosting.    The Web sites we operate are hosted in two separately located data centers. This configuration enhances Web site uptime performance and fail-over reliability. We own the hardware and software that we use at these data centers, although the data centers are physically located at Tier I data center facilities of a leading third party telecommunications company. We actively manage and monitor the operations and infrastructure of our data centers including communications, bandwidth, network, systems administration, load balancing, production support, security and data and storage requirements.

Business Intelligence.    We offer partners access to a Web-based reporting portal, which provides customer, demand, fulfillment and behavioral information. These applications and tools provide partners with insightful business intelligence metrics and visibility into their e-commerce businesses. We also offer customized reporting tailored to a partner’s specific needs.

E-Commerce Engine.    Our e-commerce engine is a combination of proprietary and third-party applications. The platform’s core shopping features and functions, including search, data gathering and checkout processes, are part of the engine. We regularly upgrade these applications to provide our partners with updated technology.

Order Management.    We manage customer orders through an application that interacts with proprietary and third-party payment processing, warehouse management, customer service and data warehousing systems. We accept multiple forms of tender including credit cards, checks and gift certificates/cards and maintain an internal team focused on order review and fraud prevention, claims processing and sales recovery functions.

Supporting Infrastructure

Fulfillment and Drop Shipping.    We offer a full range of order fulfillment services out of two locations — our 470,000 square foot company-owned fulfillment center located in Louisville, Kentucky, and our 400,000 square-foot leased fulfillment center located in Shepherdsville, Kentucky. We also integrate with approximately 400 third-party, drop-ship vendors as well as with certain partners who perform their own fulfillment. Fulfillment activities include inbound receiving and profiling of merchandise, storage, picking, packing and shipping and returns processing. We also offer a variety of value-added fulfillment services including customized package branding, gift wrapping, gift messaging, promotional inserts, and product customization such as monogramming and engraving. We maintain relationships with major carriers and seek to achieve cost efficiencies through rate shopping opportunities. We offer multiple forms of shipping methods to customers including standard and expedited options, with pricing based on order value, dimensional characteristics and periodic shipping promotions.

Customer Service.    We operate an 82,000 square-foot leased customer service center in Melbourne, Florida. This facility is operated 24 hours per day, seven days per week and has 500 agent workstations. Our primary customer service activities include inbound contact management via phone and email. Our customer service workstations contain a variety of proprietary and third-party applications and informational tools that provide agents with access to customer information including service history, previous purchases and personal preferences. Service agents also have visibility into product information, inventory availability and order status. These service agent tools are integrated with our order management and fulfillment operations to provide a consistent experience across all customer touch points including our partners’ Web sites, direct mail circulars, catalogs, promotional events and direct response television campaigns. In addition to partner level training, we use a variety of customer service practices and systems to improve quality and efficiency including skills-based call routing, interactive voice response, call monitoring, work flow planning, data tracking and forecasting.

2004 Annual Report

Buying.    We have a team of buyers that procure products to be sold on certain of our partners e-commerce businesses in the sporting goods, consumer electronics and licensed entertainment categories. Our buyers identify general category trends and themes, select suppliers of merchandise, pick specific products to be purchased, forecast quantities to purchase based on expected demand and negotiate terms with suppliers.

Partner Services

Creative Design, Web Site Usability, Testing and Enhancements.    We collaborate with our partners to create an online shopping experience that reinforces their brand, maximizes conversion and encourages repeat buying. To develop an e-commerce site, we deploy a cross-functional team of art directors, graphic designers, information architects, technical writers, usability engineers, technical designers, project managers, quality assurance specialists and Web developers. These professionals develop user interfaces including the overall imagery and tone, home page presentation, page flow and navigation, the structure of category and product pages, effective messaging and consistent communication, an intuitive purchasing process and a full archive of online customer service information.

Channel Integration.    As consumer adoption of multi-channel shopping grows, consumer expectations rise and retailers look for cost-effective methods to integrate their selling and distribution channels. We provide custom development efforts that create tools and functions which enable our partners to integrate their e-commerce businesses into their multi-channel retail offerings. Examples of our development efforts in multi-channel e-commerce include allowing a customer to purchase an item online and pick it up in store, accepting the private-label credit cards of our partners, integrating with our partners loyalty programs, integrating online and offline gift registries, in-store ordering systems, universal gift cards, interactive circulars and print advertising and catalog support.

Business-to-Business Services.    We seek to use our leadership in sporting goods to establish B-to-B e-commerce relationships with companies wanting to sell sporting goods on their Web stores. In our B-to-B relationships, we typically provide our partners with a data feed of product information, including elements such as images, descriptions and availability, and fulfill customer orders taken by our partners through their Web stores.

Content Development and Imaging.    We operate, and make available to our partners, an in-house, professional photography studio to create digital product images and color swatches. In addition, we employ a copywriting staff focused on developing product descriptions and related content such as buyers’ guides, sizing charts, product tours and comparison shopping tools.

E-Commerce Strategy.    We use the e-commerce expertise that we have developed in operating multiple e-commerce businesses since 1999 to create strategies and initiatives designed to grow our partners’ e-commerce businesses. Each partner relationship is led by an online business manager who is responsible to help grow the partner’s online sales.

Online Marketing Services.    Our online marketing team develops and manages programs for partners to increase online exposure, generate incremental revenue and drive new customer acquisition. The services of this team include the conceptualization, creation and management of advertising through highly trafficked portal relationships, affiliate programs, search engines and comparison-shopping sites.

CRM (Customer Relationship Management).    We use a suite of CRM applications. Within our customer service center, service agents have access to relevant customer account, product, promotional and inventory information as well as the ability to present personalized selling recommendations in an effort to convert customer interactions into sales opportunities. Our email marketing teams develop customized and targeted email campaigns based upon demographic, purchase and preference data gathered and segmented within our data warehouse. We also offer personalized shopping experiences through the use of real-time analytics to present product recommendations and associations based upon behavioral profiles and product affinity models.

2004 Annual Report

Growth Strategy

Our objective is to grow our business by expanding the e-commerce businesses of our existing partners and by adding new partners. Key elements of our growth strategy include:

Grow Our Existing Partners’ Businesses

The financial benefit that we derive from our relationships with our partners is primarily tied to the performance of our partners’ e-commerce businesses. Accordingly, it is our strategy to grow our business by growing our partners’ e-commerce businesses. We implement this strategy by working closely with our partners to identify initiatives designed to grow their e-commerce businesses, which may include online and email marketing campaigns, shipping products to customers outside of the United States, multi-channel integration efforts and providing customized technology development.

We continuously seek to enhance our capabilities to improve our partners’ e-commerce businesses and enrich the overall customer experience. In addition, we plan to continue to invest in technology and infrastructure to improve the features and functions, speed, navigation, search and usability of our partners’ e-commerce businesses, as well as the customer service, fulfillment and other services we offer as part of our e-commerce platform. We also evaluate opportunities to acquire complementary or new businesses or assets as part of our continuing efforts to add value to our partners’ e-commerce businesses.

Expand Our Partner Base

We intend to grow our business by adding new partners that have strong brand franchises within the categories we target. We seek to attract new partners by providing solutions that enable partners to grow their e-commerce businesses more rapidly and cost-effectively than they could on their own. Because we provide our solutions through an integrated multi-partner platform, we are able to use the enhanced capabilities we have developed for our existing partners to attract new partners.

We began our e-commerce business in fiscal 1999 and initially targeted the sporting goods category. Since fiscal 2001, we have expanded into five additional categories: apparel, beauty, consumer electronics, entertainment and home. In fiscal 2004, we added nine new partners, including three partners in sporting goods, four partners in apparel, one partner in entertainment and one business-to-business partner. As of March 15, 2005, we have added three new partners in fiscal 2005, including one partner in sporting goods, one partner in apparel and one partner in consumer electronics.

Our Partners

We operate e-commerce businesses for our partners pursuant to contractual agreements. We generally operate e-commerce businesses for our partners based on one of three models or, in some circumstances, a combination of these models. We refer to these three models as the GSI Commerce-owned inventory model, the partner-owned inventory model and the business-to-business model.

GSI Commerce-Owned Inventory Model — We select and purchase inventory from vendors, sell the inventory directly to consumers through our e-commerce platform under our partners’ names, record revenues generated from the sale by us of these products and generally pay a percentage of these revenues to the respective partners in exchange for the right to use their brand names, logos and Web site address in the operation of their e-commerce business and for their commitment to promote and advertise their e-commerce business. We have a buying organization that procures products in the following merchandise categories: sporting goods, consumer electronics, and licensed entertainment products. Because we operate e-commerce businesses for our sporting good partners using a common pool of owned sporting goods inventory, we are able to offer a broad assortment while efficiently managing our inventory. Under the owned-inventory model, we establish the prices for products that we offer. To the extent possible, we strategically price products sold through a partner’s e-commerce business to be consistent with the pricing for the same products at that partner’s retail stores. Accordingly, prices

2004 Annual Report

for the same products may differ across our partners’ e-commerce businesses. Revenues generated from this model are recorded by us as product sales. We believe that we have strong relationships with our vendors and sources of unique products, and we regularly seek to add new vendors, brands and sources of unique products. During fiscal 2004, we purchased $80.4 million of inventory from one vendor, which accounted for 43.1% of the total amount of inventory we purchased.

Partner-Owned Inventory Model — We operate certain aspects of our partners’ e-commerce businesses in exchange for service fees, which primarily consist of variable fees based on the value of merchandise sold or gross profit generated through our partners’ e-commerce businesses. To a lesser extent, service fees include fixed periodic payments by partners for the development and operation of their e-commerce businesses and fees related to the provision of marketing, design, development and other services. Under the partner-owned inventory model, our partners select the merchandise to be sold, buy and own all or a portion of the inventory and provide offline marketing support. The partner is the seller of the merchandise and establishes the prices. Revenues generated from partners in this model are recorded by us as service fees.

Business-to-Business Model — We generally provide a product information database, including product images, descriptions and availability to these partners, which they use to sell merchandise on their e-commerce sites. These partners process customer orders on their Web sites and deliver the orders to us electronically. We sell the products ordered to these partners from our inventory or through our network of drop shippers and transfer title to the partners at a predetermined price. We then send the orders to customers on behalf of these partners. These partners generally perform their own customer service. To date, this model has been deployed using GSI Commerce-owned sporting goods inventory. Revenues generated from sales by us to our partners in this model are recorded by us as product sales.

2004 Annual Report

The following table sets forth as of March 15, 2005, partners for which we operate all or a portion of their e-commerce businesses or with which we have publicly announced agreements and the method in which we record revenues from such partners:

Sporting Goods	Beauty

Atlanta Falcons® (P)

Bally Total Fitness® (P)

Blades Board and Skate® (P)

Carolina Panthers® (P)

CBS SportslineSM / MVP.com® (P)

City Sports® (P)

Denver Broncos® (P)

Dick’s Sporting Goods® (P)

Dunham’s Sports® (P)

Fogdog® (P)

FOX Sports® (P)

G.I. Joe’s® (P)

Houston Texans® (P)

MC Sports® (P)

Modell’s Sporting Goods® (P)

National Hockey League® (P)

NASCAR/Turner Sports® (P)

Olympia Sports™ (P)

Pro Golf International™ (P)

Rawlings® (P)

Reebok® (P)

Rockport® (P)

Russell Athletics® (P)

San Diego Chargers® (P)

Sport Chalet® (P)

The Sports Authority® (including Gart Sports, Oshman’s and Sportmart) (P)

adidas® (S)

Timberland® (S)

Estee Lauder/Gloss.com® (S)

Entertainment
Home Box Office® (P)
Comedy Central® (P)
Nickelodeon® (P)
Public Broadcasting System® (S)

Consumer Electronics
palmOne® (P)
RadioShack® (S)
Tweeter Home EntertainmentSM (S)

Home
Ace Hardware® (S)
Linens-n-Things® (S)

Apparel
Aeropostale® (S)
Burberry® (S)
kate spade® (S)
Liz Claiborne® (S)
Polo.comSM (S)
Wilsons Leather® (S)

Business-to-Business
Sears® (P)
Buy.com® (P)
Sports “R” Us® (P)
Major League Baseball® (P),(S)	Kmart® (P)
QVC® (P)

(P)	— Product Sales Based Partners
(S)	— Service Fee Based Partners

Competition

The market for the development and operation of e-commerce businesses is continuously evolving and intensely competitive. We primarily compete with companies that can offer a full range of e-commerce services similar to the services we provide through our e-commerce platform, such as the services division of Amazon.com, Digital River, Commerce5, Foot Locker (principally in the sporting goods category) and ValueVision Media. We also compete with companies that provide some components of an e-commerce solution, primarily to allow others to develop and operate their e-commerce business in-house, including Web site developers, third-party consultants and third-party fulfillment and customer service providers. In addition, we compete with the online and offline businesses of a variety of retailers and manufacturers in our targeted categories.

2004 Annual Report

We believe that we compete with these competitors primarily on the basis of the following:

•	ability to generate incremental revenue for our partners;

•	reputation and experience for providing a quality e-commerce solution;

•	client services orientation and brand-centric business model;

•	economic value for the services provided;

•	the comprehensive, flexible and customized nature of the solution provided; and

•	the quality of Web site design and development, technology, customer service and fulfillment offered.

Intellectual Property

We use our partners’ names, URLs, logos and other marks in connection with the operation and promotion of their e-commerce businesses. Our agreements with our partners generally provide us with licenses to use this intellectual property in connection with the operation of their e-commerce businesses. These licenses typically are coterminous with the respective agreements.

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

Government Regulation

We generally are not regulated other than pursuant to federal, state and local laws applicable to the Internet or e-commerce, or to businesses in general. Certain regulatory authorities have enacted or proposed specific laws and regulations governing the Internet and online retailing. These laws and regulations cover issues such as taxation, pricing, content, distribution, quality and delivery of products and services, electronic contracts, intellectual property rights, user privacy and information security.

The issues of user privacy and information security have been the focus of numerous laws and regulations. These laws and regulations impact our business because we store personal information regarding customers of a partner’s e-commerce business and provide this information to that partner and to certain third parties that we use to process credit cards, process and fulfill orders, detect fraud, send emails and evaluate and maintain the performance of our partners’ Web sites. Laws such as the CAN-SPAM Act of 2003 or other user privacy or security laws could restrict our and our partners’ ability to market products to our partners’ customers, create uncertainty in Web usage and reduce the demand for our products and services or require us to redesign our partners’ Web sites or the operation of their e-commerce businesses.

Laws and regulations that were enacted prior to the advent of the Internet also affect our business. These laws and regulations cover issues such as property ownership, intellectual property rights, taxation, libel, obscenity, qualification to do business and export or import matters. Because these laws and regulations do not contemplate or address the unique issues of the Internet and online retailing, we are not certain how our business may be affected by their potential application. Also, changes in these laws and regulations intended to address these issues could create uncertainty in e-commerce. This uncertainty could reduce demand for our services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

2004 Annual Report

Employees

As of March 11, 2005, we employed 1,267 full-time employees and 70 part-time employees. None of our employees is covered by a collective bargaining agreement, and we consider our relationship with our employees to be good. Competition for qualified personnel in our industry is intense. We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel.

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

You can access financial and other information at our Investor Relations Web site. The address is www.gsicommerce.com/investors. We make available through our Web site, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to Investor Relations, 935 First Avenue, King of Prussia, Pennsylvania, 19406. The information on the Web site listed above is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference in this document. This Web site is and is only intended to be an inactive textual reference.

We are a Delaware corporation organized in 1986. Our executive offices are located at 935 First Avenue, King of Prussia, Pennsylvania, 19406. Our telephone number is (610) 265-3229.

Risk Factors

Any investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Annual Report on Form 10-K. If any of the following risks occur, our business could be materially harmed. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock. The risks described below are not the only ones facing our company. Additional risks not necessarily known to us or that we currently deem immaterial may also impair our business operations.

All statements made in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects,” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industries and markets in which we and our partners operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, consumer spending, the financial markets and the industries in which we and our partners operate, changes affecting the Internet and e-commerce, our ability to develop and maintain relationships with strategic partners and suppliers and the timing of our establishment, extension or termination of our relationships with strategic partners, our ability to timely and successfully develop, maintain and protect our technology, confidential and proprietary information and product and service offerings and execute

2004 Annual Report

operationally, our ability to attract and retain qualified personnel, our ability to successfully integrate our acquisitions of other businesses, if any, and the performance of acquired businesses. More information about potential factors that could affect us is provided below. We expressly disclaim any intent or obligation to update these forward-looking statements, except as otherwise specifically stated by us.

Risks Related to Our Business

Our future success cannot be predicted based upon our limited operating history.

Compared to certain of our current and potential competitors, we have a relatively short operating history. In addition, the nature of our business has undergone rapid development and change since we began operating it. Accordingly, it is difficult to predict whether we will be successful. Thus, our chances of financial and operational success should be evaluated in light of the risks, uncertainties, expenses, delays and difficulties associated with operating a new business in a relatively new market, many of which are beyond our control. If we are unable to address these issues, we may not be financially or operationally successful.

We have an accumulated deficit and may incur additional losses.

Although we recorded a profit in fiscal 2004, we incurred losses over the prior five fiscal years while operating our business. As of the end of fiscal 2004, we had an accumulated deficit of $177.3 million. We may not generate sufficient revenue and gross profit from our existing partners, add an appropriate number of new partners or adequately control our expenses. If we fail to do this, we may not be able to maintain profitability.

We will continue to incur significant operating expenses and capital expenditures as we seek to:

•	enhance our fulfillment capabilities;

•	further improve our order processing systems and capabilities;

•	develop new technologies and features to improve our partners’ e-commerce businesses;

•	enhance our customer service center capabilities to better serve customers’ needs;

•	improve our marketing, customer relationship management and design capabilities;

•	increase our general and administrative functions to support our growing operations;

•	continue our business development, sales and marketing activities; and

•	make strategic or opportunistic acquisitions of complementary or new businesses or assets.

If we incur expenses at a greater pace than our revenues, we could incur additional losses.

Our growth may be limited if we do not generate sufficient cash to fund our operations. We may in the future need additional debt or equity financing to execute our business and continue our growth. Such additional financing may not be available on satisfactory terms or it may not be available when needed, or at all.

Because we have not generated sufficient cash from operations to date, we have funded our e-commerce business primarily from the sale of equity securities. If our cash flows are insufficient to fund our operations, we may in the future need to seek additional equity or debt financings or reduce costs. Further, we may not be able to obtain financing on satisfactory terms or it may not be available when needed, or at all. Our inability to finance our growth, either internally or externally, may limit our growth potential and our ability to execute our business strategy. If we issue securities to raise capital, our existing stockholders may experience dilution or the new securities may have rights senior to those of our common stock.

2004 Annual Report

Seasonal fluctuations in sales could cause wide fluctuations in our quarterly results.

We have experienced and expect to continue to experience seasonal fluctuations in our revenues. These seasonal patterns have caused and will continue to cause quarterly fluctuations in our operating results. Our results of operations historically have been seasonal primarily because consumers increase their purchases on our partners’ e-commerce businesses during the fourth quarter holiday season.

In anticipation of increased sales activity during our fourth fiscal quarter, we incur additional expenses by hiring a significant number of temporary employees to supplement our permanent staff. Our fourth fiscal quarter has accounted for and is expected to continue to account for a disproportionate percentage of our total annual revenues. For each of fiscal 2004 and fiscal 2003 approximately 40.0% of our annual net revenues were generated in our fiscal fourth quarter. Since fiscal 1999, we have not generated net income in any fiscal quarter other than a fiscal fourth quarter. If our revenues are below seasonal expectations during the fourth fiscal quarter, our operating results could be below the expectations of securities analysts and investors. Due to the nature of our business, it is difficult to predict the seasonal pattern of our sales and the impact of this seasonality on our business and financial results. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel, customer service operations, fulfillment operations and shipment activities and may cause a shortfall in revenues compared to expenses in a given period.

In addition, if too many consumers access our partners’ e-commerce businesses within a short period of time due to increased holiday or other demand, we may experience system interruptions that make our partners’ e-commerce businesses unavailable or prevent us from transmitting orders to our fulfillment operations, which may reduce the volume of goods we sell as well as the attractiveness of our partners’ e-commerce businesses to consumers. In anticipation of increased sales activity during our fourth fiscal quarter, we and our partners increase our inventory levels. If we and our partners do not increase inventory levels for popular products in sufficient amounts or are unable to restock popular products in a timely manner, we and our partners may fail to meet customer demand which could reduce the attractiveness of our partners’ e-commerce businesses. Alternatively, if we overstock products, we may be required to take significant inventory markdowns or write-offs, which could reduce profits.

We have expanded into new categories and may expand into additional new categories in the future. If we do not successfully execute on the expansion of our operations into these new categories, our growth could be limited.

While we have operated in e-commerce since 1999, we did not expand beyond the sporting goods category until 2001. Today our operations have expanded into categories including apparel, beauty, consumer electronics, entertainment and home. Each category in which we operate requires unique capabilities and increases the complexity of our business. If we are unable to generate sufficient revenue in a category, we may not be able to cover the incremental staffing and expenses required to support the unique capabilities required by that category. If we do expand into new categories, there can be no assurance that we will do so successfully.

Consumers are constantly changing their buying preferences. If we fail to anticipate these changes and adjust our inventory accordingly, we could experience lower sales, higher inventory markdowns and lower margins for the inventory that we own.

Our success depends, in part, upon our ability and our partners’ ability to anticipate and respond to consumer trends with respect to products sold through the e-commerce businesses we operate. Consumers’ tastes are subject to frequent and significant changes. In order to be successful, we and our partners must accurately predict consumers’ tastes and avoid overstocking or understocking products. If we or our partners fail to identify and respond to changes in merchandising and consumer preferences, sales on our partners’ e-commerce businesses could suffer and we or our partners could be required to mark down unsold inventory. This would depress our profit margins. In addition, any failure to keep pace with changes in consumers’ tastes could result in lost opportunities which could reduce sales.

2004 Annual Report

High merchandise returns or shrinkage rates could adversely affect our business, financial condition and results of operations.

We cannot be assured that inventory loss and theft, or “shrinkage,” and merchandise returns will not increase in the future. If merchandise returns are significant, or our shrinkage rate increases, our revenues and costs of operations could be adversely affected.

Our growth depends, in part, on our ability to add and launch new partners on a timely basis and on favorable terms.

One of the principal components of our growth strategy is to add new partners. If we are unable to add our targeted number of new partners or if we are unable to add new partners on favorable terms, our growth may be limited. If we are unable to add and launch new partners within the time frames projected by us, we may not be able to achieve our targeted results in the expected periods. In addition, our ability to add new partners depends on the quality of the services we provide and our reputation. To the extent that we have difficulties with the quality of the services we provide or have operational issues that adversely affect our reputation, it could adversely impact our ability to add new partners. Because competition for new partners is intense, we may not be able to add new partners on favorable terms, or at all.

Our success is tied to the success of the partners for which we operate e-commerce businesses.

Our success is substantially dependent upon the success of the partners for which we operate e-commerce businesses. The retail business in the United States is intensely competitive. If our partners were to have financial difficulties or seek protection from their creditors or if they were to suffer impairment of their brand, it could adversely affect our ability to maintain and grow our business. Our business could also be adversely affected if our partners’ marketing, brands or retail stores are not successful or if our partners reduce their marketing or number of retail stores.

We enter into contracts with our partners. We derived 62% of our revenue in fiscal 2004 from five partners. If we do not maintain good working relationships with our partners, particularly our large partners, or perform as required under these agreements, it could adversely affect our business.

The contracts with our partners establish complex relationships between our partners and us. We spend a significant amount of time and effort to maintain our relationships with our partners and address the issues that from time to time may arise from these complex relationships. For fiscal 2004, sales to customers through one of our partner’s e-commerce businesses accounted for 27% of our revenue, sales through another one of our partner’s e-commerce businesses accounted for 13% of our revenue and sales through our top five partners’ e-commerce businesses accounted for 62% of our revenue. For fiscal 2003, sales to customers through one of our partner’s e-commerce businesses accounted for 28% of our revenue, sales to customers through another one of our partner’s e-commerce businesses accounted for 17% of our revenue, and sales through our top five partners’ e-commerce businesses accounted for 70% of our revenue. Our partners could decide not to renew their agreements at the end of their respective terms. Additionally, if we do not perform as required under these agreements or if we breach these agreements, our partners could seek to terminate their agreements prior to the end of their respective terms or seek damages from us. Loss of our existing partners, particularly our major partners, could adversely affect our business, financial condition and results of operations.

We and our partners must develop and maintain relationships with key manufacturers to obtain a sufficient assortment and quantity of quality merchandise on acceptable commercial terms. If we or our partners are unable to do so, it could adversely affect our business, results of operations and financial condition.

For the e-commerce businesses for which we own inventory, we primarily purchase products from the manufacturers and distributors of the products. For the e-commerce businesses for which our partners own

2004 Annual Report

inventory, our partners typically purchase products from the manufacturers and distributors of products or source their own products. If we or our partners are unable to develop and maintain relationships with these manufacturers, distributors or sources we or our partners may be unable to obtain or continue to carry a sufficient assortment and quantity of quality merchandise on acceptable commercial terms and our partners’ e-commerce businesses and our business could be adversely impacted. We do not have written contracts with some of our suppliers. During fiscal 2004, we purchased 43.1% of the total amount of inventory we purchased from one manufacturer. In addition, during fiscal 2003, we purchased 37.7% of the total amount of inventory we purchased from the same manufacturer. While we have a contract with this manufacturer, this manufacturer and other manufacturers could stop selling products to us or our partners and may ask us or our partners to remove their products or logos from our partners’ Web sites. If we or our partners are unable to obtain products directly from manufacturers, especially popular brand manufacturers, we or our partners may not be able to obtain the same or comparable merchandise in a timely manner or on acceptable commercial terms.

We rely on our ability to enter into marketing and promotional agreements with online services, search engines, directories and other Web sites to drive traffic to the e-commerce businesses we operate. If we are unable to enter into or properly develop these marketing and promotional agreements, our ability to generate revenue could be adversely affected.

We have entered into marketing and promotional agreements with online services, search engines, directories and other Web sites to provide content, advertising banners and other links to our partners’ e-commerce businesses. We expect to rely on these agreements as significant sources of traffic to our partners’ e-commerce businesses and to generate new customers. If we are unable to maintain these relationships or enter into new agreements on acceptable terms, our ability to attract new customers could be harmed. Further, many of the parties with which we may have online advertising arrangements provide advertising services for other marketers of goods. As a result, these parties may be reluctant to enter into or maintain relationships with us. Failure to achieve sufficient traffic or generate sufficient revenue from purchases originating from third parties may limit our partners’ and our ability to maintain market share and revenue.

If we experience problems in our fulfillment operations, our business could be adversely affected.

Although we operate our own fulfillment centers, we rely upon multiple third parties for the shipment of our products. We also rely upon certain vendors to ship products directly to consumers. As a result, we are subject to the risks associated with the ability of these vendors and other third parties to successfully and in a timely manner fulfill and ship customer orders. The failure of these vendors and other third parties to provide these services, or the termination or interruption of these services, could adversely affect the satisfaction of consumers, which could result in reduced sales by our partners’ e-commerce businesses.

Under some of our partner agreements, we maintain the inventory of our partners in our fulfillment centers. Our failure to properly handle and protect such inventory could adversely affect our relationship with our partners.

A disruption in our operations could materially and adversely affect our business, results of operations and financial condition.

Any disruption to our operations, including system, network, telecommunications, software or hardware failures, and any damage to our physical locations, could materially and adversely affect our business, results of operations and financial condition.

Our operations are subject to damage or interruption from:

•	fire, flood, hurricane, tornado, earthquake or other natural disasters;

•	power losses, interruptions or brown-outs;

2004 Annual Report

•	Internet, telecommunications or data network failures;

•	physical and electronic break-ins or security breaches;

•	computer viruses;

•	acts of terrorism; and

•	other similar events.

If any of these events occur, it could result in interruptions, delays or cessations in service to customers of our partners’ e-commerce businesses and adversely impact our partners’ e-commerce businesses. These events could also prevent us from fulfilling orders for our partners’ e-commerce businesses. Our partners might seek significant compensation from us for their losses. Even if unsuccessful, this type of claim likely would be time consuming and costly for us to address and damaging to our reputation.

Our primary data centers are located at two facilities of a third-party hosting company. We do not control the security, maintenance or operation of these facilities, which are also susceptible to similar disasters and problems.

Our insurance policies may not cover us for losses related to these events, and even if they do, may not adequately compensate us for any losses that we may incur. Any system failure that causes an interruption of the availability of our partners’ e-commerce businesses could reduce the attractiveness of our partners’ e-commerce businesses to consumers and result in reduced revenues, which could materially and adversely affect our business, results of operations and financial condition.

If we do not respond to rapid technological changes, our services and proprietary technology and systems may become obsolete.

The Internet and e-commerce are constantly changing. Due to the costs and management time required to introduce new services and enhancements, we may be unable to respond to rapid technological changes in a timely enough manner to avoid our services becoming uncompetitive. To remain competitive, we must continue to enhance and improve the functionality and features of our partners’ e-commerce businesses. If competitors introduce new services using new technologies or if new industry standards and practices emerge, our partners’ existing e-commerce businesses and our services and proprietary technology and systems may become uncompetitive and our ability to attract and retain customers may be at risk.

Developing our e-commerce platform, offering, our partners’ e-commerce businesses and other proprietary technology entails significant technical and business risks. We may use new technologies ineffectively or fail to adapt our e-commerce platform, our partners’ e-commerce businesses and our technology to meet the requirements of partners and customers or emerging industry standards. Additionally, the vendors we use for our partners’ e-commerce businesses may not provide the level of service we expect or may not be able to provide their product or service to us on commercially reasonable terms, if at all.

Our success is tied to the continued growth in the use of the Internet and the adequacy of the Internet infrastructure.

Our future success is substantially dependent upon continued growth in the use of the Internet. The number of users and advertisers on the Internet may not increase and commerce over the Internet may not continue to grow for a number of reasons, including:

•	actual or perceived lack of security of information or privacy protection;

•	lack of access and ease of use;

•	congestion of traffic on the Internet;

2004 Annual Report

•	inconsistent quality of service and lack of availability of cost-effective, high-speed service;

•	possible disruptions, computer viruses or other damage to Internet servers or to users’ computers;

•	governmental regulation;

•	uncertainty regarding intellectual property ownership;

•	lack of high-speed modems and other communications equipment; and

•	increases in the cost of accessing the Internet.

Published reports have also indicated that growth in the use of the Internet has resulted in users experiencing delays, transmission errors and other difficulties. As currently configured, the Internet may not support an increase in the number or requirements of users. In addition, there have been outages and delays on the Internet as a result of damage to the current infrastructure. The amount of traffic on our partners’ Web sites could decline materially if there are outages or delays in the future. The use of the Internet may also decline if there are delays in the development or adoption of modifications by third parties that are required to support increased levels of activity on the Internet. If any of the foregoing occurs, the number of our partners’ customers could decrease. In addition, we may be required to spend significant capital to adapt our operations to any new or emerging technologies relating to the Internet.

Consumers may be unwilling to use the Internet to purchase goods.

Our future success depends heavily upon the general public’s willingness to use the Internet as a means to purchase goods. The failure of the Internet to continue to develop as an effective commercial tool would seriously damage our future operations. If consumers are unwilling to use the Internet to conduct business, our business may not continue to grow. The Internet may not succeed as a medium of commerce because of security risks and delays in developing elements of the needed Internet infrastructure, such as a reliable network, high-speed modems, high-speed communication lines and other enabling technologies.

Third parties may have the technology or know-how to breach the security of customer transaction data and confidential information stored on our servers. Any breach could cause customers to lose confidence in the security of our partners’ e-commerce businesses and choose not to purchase from those businesses. Our security measures may not effectively prevent others from obtaining improper access to the information on our partners’ e-commerce businesses. If someone is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt the operation of our partners’ e-commerce businesses. Concerns about the security and privacy of transactions over the Internet could inhibit our growth.

We and/or our partners may be unable to protect our and their proprietary technology and intellectual property rights or keep up with that of competitors.

Our success depends to a significant degree upon the protection of our intellectual property rights in the core technology and other components of our e-commerce platform including our software and other proprietary information, and material, and our ability to develop technologies that are as good as or better than our competitors. We may be unable to deter infringement or misappropriation of our software and other proprietary information and material, detect unauthorized use or take appropriate steps to enforce our intellectual property rights. In addition, the failure of our partners to protect their intellectual property rights, including their trademarks and domain names, could impair our operations. Our competitors could, without violating our intellectual property rights, develop technologies that are as good as or better than our technology. Protecting our intellectual property and other proprietary rights can be expensive. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and consequently harm our operating results. Our failure to protect our intellectual property rights in our software and other information and material or to develop technologies that are as good or better than as our competitors’ could put us at a disadvantage to our competitors. These failures could have a material adverse effect on our business.

2004 Annual Report

We may be subject to intellectual property claims or competition or trade practices claims that could be costly and could disrupt our business.

Third parties may assert that our business or technologies infringe or misappropriate their intellectual property rights. Third parties may claim that we do not have the right to offer certain services or products or to present specific images or logos on our partners’ e-commerce businesses, or we have infringed their patents, trademarks, copyrights or other rights. We may in the future receive claims that we are engaging in unfair competition or other illegal trade practices. We may be unsuccessful in defending against these claims, which could result in substantial damages, fines or other penalties. The resolution of a claim could also require us to change how we do business, redesign our service offering or partners’ e-commerce businesses or enter into burdensome royalty or license agreements. These license or royalty agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement. Our insurance coverage may not be adequate to cover every claim that third parties could assert against us. Even unsuccessful claims could result in significant legal fees and other expenses, diversion of management’s time and disruptions in our business. Any of these claims could also harm our reputation.

We may not be able to compete successfully against current and future competitors, which could harm our margins and our business.

The market for the development and operation of e-commerce businesses is continuously evolving and is intensely competitive. Increased competition could result in fewer successful opportunities to partner, price reductions, reduced gross margins and loss of market share, any of which could seriously harm our business, results of operations and financial condition. We primarily compete with companies that can offer a full range of e-commerce services similar to the services we provide through our e-commerce platform, such as the Services Division of Amazon, Digital River, Commerce5, Foot Locker (principally in the sporting goods category) and ValueVision Media. We also compete with companies that provide some components of an e-commerce solution similar to those that we offer through our e-commerce platform, including Web site developers, third-party consultants and third-party fulfillment and customer service providers. In addition, we compete with companies that provide components of an e-commerce solution that allow others to develop and operate their e-commerce businesses in-house. We also compete with online and offline businesses of a variety of retailers and manufacturers in our targeted categories.

Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. They may be able to secure merchandise from vendors on more favorable terms and may be able to adopt more aggressive pricing policies. They may also receive investments from or enter into other commercial relationships with larger, well-established companies with greater financial resources. Competitors in both the retail and e-commerce services industries also may be able to devote more resources to technology development and marketing than we do.

We currently do not offer e-commerce services outside of the United States and Canada. Some of our competitors offer international e-commerce services and our existing and potential partners may find these competitors more attractive for that reason.

Competition in the e-commerce industry may intensify. Other companies in the retail and e-commerce service industries may enter into business combinations or alliances that strengthen their competitive positions. Additionally, there are relatively low barriers to entry into the e-commerce market. As various Internet market segments obtain large, loyal customer bases, participants in those segments may expand into the market segments in which we operate. In addition, new and expanded Web technologies may further intensify the competitive nature of online retail. The nature of the Internet as an electronic marketplace facilitates competitive entry and comparison shopping and renders it inherently more competitive than conventional retailing formats. This increased competition may reduce our sales, our ability to operate profitably, or both.

2004 Annual Report

We may be subject to product liability claims that could be costly and time-consuming.

We sell products manufactured by third parties, some of which may be defective. We also sell some products that are manufactured by third parties for us. If any product that we sell were to cause physical injury or injury to property, the injured party or parties could bring claims against us as the retailer or manufacturer of the product. These claims may not be covered by insurance and, even if they are, our insurance coverage may not be adequate to cover every claim that could be asserted. Similarly, we could be subject to claims that customers of our partners’ e-commerce businesses were harmed due to their reliance on our product information, product selection guides, advice or instructions. If a successful claim were brought against us in excess of our insurance coverage, it could adversely affect our business. Even unsuccessful claims could result in the expenditure of funds and management time and adverse publicity and could have a negative impact on our business.

We may be liable if third parties misappropriate our customers’ personal information. Additionally, we are limited in our ability to use and disclose customer information.

Any security breach could expose us to risks of loss, litigation and liability and could seriously disrupt our operations. If third parties are able to penetrate our network or telecommunications security or otherwise misappropriate our customers’ personal information or credit card information or if we give third parties improper access to our customers’ personal information or credit card information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. They could also include claims for other misuses of personal information, including unauthorized marketing purposes. These claims could result in litigation. Liability for misappropriation of this information could be significant. In addition, the Federal Trade Commission and state agencies regularly investigate various companies’ uses of customers’ personal information. We could incur additional expenses if new regulations regarding the security or use of personal information are introduced or if government agencies investigate our privacy practices.

Credit card fraud and other fraud could adversely affect our business.

We do not carry insurance against the risk of credit card fraud and other fraud, so the failure to adequately control fraudulent transactions could increase our expenses. To date, we have not suffered material losses due to fraud. However, we may in the future suffer losses as a result of orders placed with fraudulent credit card data. Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. With respect to checks and installment sales, we generally are liable for fraudulent transactions.

If one or more states successfully assert that we should collect sales or other taxes on the sale of our merchandise, our business could be harmed.

We currently collect sales or other similar taxes only for goods sold by us and shipped into certain states. One or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us or our partners and other out-of-state companies that engage in e-commerce. Recently, certain large retailers, such as Wal-Mart, Target and Toys “R” Us, expanded their collection of sales tax on purchases made through affiliated Web sites. Our business could be adversely affected if one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of merchandise through the e-commerce businesses we operate.

In September 2003, we learned that we, along with several of our partners, were named in an action in the Circuit Court of Cook County, Illinois, by a private litigant who is alleging that we, along with certain of our partners, wrongfully failed to collect and remit sales and use taxes for sales of personal property to customers in Illinois and knowingly created records and statements falsely stating we were not required to collect or remit such taxes. The complaint seeks injunctive relief, unpaid taxes, interest, attorneys’ fees, civil penalties of up to $10,000 per violation, and treble damages under the Illinois Whistleblower Reward and Protection Act. We are

2004 Annual Report

aware that this same private litigant has filed similar actions against retailers in other states, and it is possible that we and/or partners may have been or may be named in similar cases in other states. We do not believe that we are liable under existing laws and regulations for any failure to collect sales or other taxes relating to Internet sales in Illinois and intend to vigorously defend ourselves in this matter. However, we may incur substantial expenses in defending against this claim. In the event of a determination adverse to us, we may incur substantial monetary liability, and be required to change our business practices, either of which could have a material adverse effect on our business, financial position or results of operations.

Existing or future law or regulations could harm our business or marketing efforts.

We are subject to federal, state and local laws applicable to businesses in general and to e-commerce specifically. Due to the increasing growth and popularity of the Internet and e-commerce, many laws and regulations relating to the Internet and online retailing are proposed and considered at the federal, state and local levels. These laws and regulations could cover issues such as taxation, pricing, content, distribution, quality and delivery of products and services, electronic contracts, intellectual property rights, user privacy and information security.

For example, at least one state has enacted, and other states have proposed, legislation limiting the uses of personal information collected online or requiring collectors of information to establish procedures to disclose and notify users of privacy and security policies, obtain consent from users for use and disclosure of information, or provide users with the ability to access, correct and delete stored information. Even in the absence of such legislation, the Federal Trade Commission has settled several proceedings resulting in consent decrees in which Internet companies have been required to establish programs regulating the manner in which personal information is collected from users and provided to third parties. We could become a party to a similar enforcement proceeding. These regulatory and enforcement efforts could also harm our ability to collect demographic and personal information from users, which could be costly or adversely affect our marketing efforts.

The applicability of existing laws governing issues such as property ownership, intellectual property rights, taxation, libel, obscenity, qualification to do business and export or import matters could also harm our business. Many of these laws may not contemplate or address the unique issues of the Internet or online retailing. Some laws that do contemplate or address those unique issues, such as the Digital Millennium Copyright Act and the CAN-SPAM Act of 2003, are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. These current and future laws and regulations could reduce our ability to operate efficiently.

From time to time, we may acquire or invest in other companies. There are risks associated with potential acquisitions and investments and we may not achieve the expected benefits of future acquisitions and investments.

If we are presented with appropriate opportunities, we may make investments in complementary companies, products or technologies or we may purchase other companies. We may not realize the anticipated benefits of any investment or acquisition. We may be subject to unanticipated problems and liabilities of acquired companies. We may not be able to successfully assimilate the additional personnel, operations, acquired technology or products or services into our business. Any acquisition may strain our existing financial and managerial controls and reporting systems and procedures. If we do not successfully integrate any acquired business, the expenditures on integration efforts will reduce our cash position without us being able to realize the expected benefits of the acquisition. In addition, key personnel of an acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Further, the physical expansion in facilities that could occur as a result of any acquisition may result in disruptions that could seriously impair our business. Finally, we may have to use our cash resources, incur debt or issue additional equity securities to pay for other acquisitions or investments, which could increase our leverage or be dilutive to our stockholders.

2004 Annual Report

The consideration we received in exchange for the sale of certain assets related to Ashford.com, Inc. may be subject to a number of risks.

In connection with the sale of certain assets of Ashford.com to Odimo Acquisition Corp., we received shares of Odimo common stock. Odimo recently became a public company and a well-established public market for its common stock does not exist. If Odimo fails to perform, the value of the Odimo common stock we hold may decrease below the amount at which we have valued this stock on our balance sheet and we may be required to take a charge to earnings.

We may expand our business internationally, causing our business to become increasingly susceptible to numerous international business risks and challenges.

We believe that the current globalization of the economy requires businesses to consider pursuing international expansion. We recently began shipping certain products to Canada and other countries. In the future, we may expand our international efforts. International sales are subject to inherent risks and challenges that could adversely affect our business, including:

•	the need to develop new supplier and manufacturer relationships, particularly because major manufacturers may require that our international operations deal with local distributors;

•	compliance with international legal and regulatory requirements and tariffs;

•	managing fluctuations in currency exchange rates;

•	difficulties in staffing and managing foreign operations;

•	greater difficulty in accounts receivable collection;

•	potential adverse tax consequences;

•	uncertain political and economic climates;

•	potentially higher incidence of fraud;

•	price controls or other restrictions on foreign currency; and

•	difficulties in obtaining export and import licenses and compliance with applicable export controls.

Any negative impact from our international business efforts could negatively impact our business, operating results and financial condition as a whole. In addition, gains and losses on the conversion of foreign payments into U.S. dollars may contribute to fluctuations in our results of operations and fluctuating exchange rates could cause reduced revenues and/or gross margins from non-dollar-denominated international sales.

In addition, if we expand internationally, we may face additional competition challenges. Local companies may have a substantial competitive advantage because of their greater understanding of, and focus on, the local customer. In addition, governments in foreign jurisdictions may regulate e-commerce or other online services in such areas as content, privacy, network security, copyright, encryption, taxation, or distribution. We also may not be able to hire, train, motivate and manage the required personnel, which may limit our growth in international market segments.

The uncertainty regarding the general economy may reduce our revenues.

Our revenue and rate of growth depends on the continued growth of demand for the products offered by our partners, and our business is affected by general economic and business conditions. A decrease in demand, whether caused by changes in consumer spending or a weakening of the U.S. economy or the local economies outside of the United States where we sell products, may result in decreased revenue or growth. Terrorist attacks and armed hostilities could create economic and consumer uncertainty that could adversely affect our revenue or growth.

2004 Annual Report

Our success is dependent upon our executive officers and other key personnel.

Our success depends to a significant degree upon the contribution of our executive officers and other key personnel, particularly Michael G. Rubin, chairman of the board, co-president and chief executive officer. Although we have employment agreements with most of our executive officers and key personnel, these employees could terminate their employment with us at any time. Due to the competition for highly qualified personnel, we cannot be sure that we will be able to retain or attract executive, managerial or other key personnel. We have obtained key person life insurance for Mr. Rubin in the amount of $9.0 million. We have not obtained key person life insurance for any of our other executive officers or key personnel.

We may be unable to hire and retain skilled technical, operations, merchandising, sales, marketing and business management personnel which could limit our growth.

Our future success depends on our ability to continue to identify, attract, retain and motivate skilled technical, operations, merchandising, sales, marketing and business management personnel. We intend to continue to seek to hire a significant number of skilled personnel. Due to intense competition for these individuals from our competitors and other employers, we may not be able to attract or retain highly qualified personnel in the future. Our failure to attract and retain the experienced and highly trained personnel that are integral to our business may limit our growth.

There are limitations on the liabilities of our directors and executive officers. Under certain circumstances, we are obligated to indemnify our directors and executive officers against liability and expenses incurred by them in their service to us.

Pursuant to our amended and restated certificate of incorporation and under Delaware law, our directors are not liable to us or our stockholders for monetary damages for breach of fiduciary duty, except for liability for breach of a director’s duty of loyalty, acts or omissions by a director not in good faith or which involve intentional misconduct or a knowing violation of law, dividend payments or stock repurchases that are unlawful under Delaware law or any transaction in which a director has derived an improper personal benefit. In addition, we have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us to indemnify each director and executive officer for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts, incurred by any such person in any action or proceeding, including any action by us or in our right, arising out of the person’s services as one of our directors or executive officers. The costs associated with actions requiring indemnification under these agreements could be harmful to our business.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders and partners could lose confidence in our financial reporting, which could harm our business, the trading price of our common stock and our ability to retain our current partners and obtain new partners.

Beginning in early fiscal 2004, we began a process to document and evaluate our internal controls over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. In this regard, management has been dedicating internal resources, has engaged outside consultants and has adopted a detailed work plan to (i) assess and document the adequacy of internal controls over financial reporting, (ii) take steps to improve control processes, where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. If we fail to correct any issues in the design or operating effectiveness of internal controls over financial reporting or fail to prevent fraud, current and potential stockholders and partners could lose confidence in our financial reporting, which could harm our business, the trading price of our common stock and our ability to retain our current partners and obtain new partners.

2004 Annual Report

A change in accounting standards for employee stock options is expected to have a material impact on our consolidated results of operations and earnings per share.

In December 2004, the Financial Accounting Standards Board, or FASB, issued Financial Accounting Standards Board Statement No. 123R “Share-Based Payment,” or FAS 123R. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005. In addition, FAS 123R will cause unrecognized expense related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. We are required to adopt FAS 123R in our third quarter of 2005, beginning July 3, 2005. We are evaluating the requirements of FAS 123R and expect that we will record substantial non cash compensation expenses. The adoption of FAS 123R is not expected to have a significant effect on our financial condition or cash flows but is expected to have a material impact on our consolidated results of operations and earnings per share.

Risk Related to Our Common Stock

Our operating results have fluctuated and may continue to fluctuate significantly, which may cause the market price of our common stock to be volatile.

Our annual and quarterly operating results have and may continue to fluctuate significantly due to a variety of factors, many of which are outside of our control. Because our operating results may be volatile and difficult to predict, period-to-period comparisons of our operating results may not be a good indication of our future performance. Our operating results may also fall below our published expectations and the expectations of securities analysts and investors, which likely will cause the market price of our common stock to decline significantly.

Factors that may cause our operating results to fluctuate or harm our business include but are not limited to the following:

•	our ability to obtain new partners or to retain existing partners;

•	the performance of one or more of our partner’s e-commerce businesses;

•	our and our partners’ ability to obtain new customers at a reasonable cost or encourage repeat purchases;

•	the number of visitors to the e-commerce businesses operated by us or our ability to convert these visitors into customers;

•	our and our partners’ ability to offer an appealing mix of products or to sell products that we purchase;

•	our ability to adequately develop, maintain and upgrade our partners’ e-commerce businesses or the technology and systems we use to process customers’ orders and payments;

•	the timing and costs of upgrades and developments of our systems and infrastructure;

•	the ability of our competitors to offer new or superior e-commerce businesses, services or products;

•	price competition that results in lower profit margins or losses;

•	the seasonality of our business, especially the importance of our fiscal fourth quarter to our business;

•	our inability to obtain or develop specific products or brands or unwillingness of vendors to sell their products to us;

•	unanticipated fluctuations in the amount of consumer spending on various products that we sell, which tend to be discretionary spending items;

•	the cost of advertising and the amount of free shipping and other promotions we offer;

2004 Annual Report

•	increases in the amount and timing of operating costs and capital expenditures relating to expansion of our operations;

•	our inability to manage our shipping costs on a profitable basis or unexpected increases in shipping costs or delivery times, particularly during the holiday season;

•	inflation of prices of fuel and gasoline and other raw materials that impact our costs;

•	technical difficulties, system security breaches, system downtime or Internet slowdowns;

•	our inability to manage inventory levels or control inventory shrinkage;

•	our inability to manage fulfillment operations or provide adequate levels of customer service or our inability to forecast the proper staffing levels in fulfillment and customer service;

•	an increase in the level of our product returns or our inability to effectively process returns;

•	government regulations related to the Internet or e-commerce which could increase the costs associated with operating our businesses, including requiring the collection of sales tax on all purchases through the e-commerce businesses we operate; and

•	unfavorable economic conditions in general or specific to the Internet or e-commerce, which could reduce demand for the products sold through our partners’ e-commerce businesses.

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

As of March 15, 2005, Michael G. Rubin, our chairman, co-president and chief executive officer, beneficially owned 19.3%, funds affiliated with SOFTBANK Holdings Inc., or SOFTBANK, beneficially owned 20.7%, and QVC beneficially owned 20.3% of our outstanding common stock, including warrants and options to purchase common stock, which are exercisable on or before May 14, 2005. If they decide to act together, any two of Mr. Rubin, SOFTBANK, and QVC would be in a position to exercise considerable control, and all three would be in a position to exercise complete control, over most matters requiring stockholder approval, including the election or removal of directors, approval of significant corporate transactions and the ability generally to direct our affairs. Furthermore, pursuant to stock purchase agreements, SOFTBANK and QVC each have the right to designate up to two members of our board of directors. This concentration of ownership and SOFTBANK’s and QVC’s right to designate members to our board of directors may have the effect of delaying or preventing a change in control of us, including transactions in which stockholders might otherwise receive a premium over prevailing market prices for our common stock. See “Management — Right to Designate Directors.” Furthermore, Mr. Rubin has entered into voting agreements with each of SOFTBANK and QVC, and SOFTBANK and QVC have entered into voting agreements with each other. The parties to these voting agreements have agreed to support the election of the directors designated by each of the other parties. See “Management — Voting Agreements.”

It may be difficult for a third-party to acquire us and this could depress our stock price.

Certain provisions of our amended and restated certificate of incorporation and bylaws and Delaware law may have the effect of discouraging, delaying or preventing transactions that involve any actual or threatened change in control. Under our amended and restated certificate of incorporation, our board of directors may issue preferred stock from time to time in one or more series with such terms, rights, preferences and designations as the board may determine and without any vote of the stockholders, unless otherwise required by law.

2004 Annual Report

In addition, we are subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, restricts certain transactions and business combinations between a corporation and a stockholder owning 15% or more of the corporation’s outstanding voting stock for a period of three years from the date the stockholder becomes a 15% stockholder. In addition to discouraging a third party from seeking to acquire control of us, the foregoing provisions could impair the ability of existing stockholders to remove and replace our management and/or our board of directors.

Because many investors consider a change of control a desirable path to liquidity, delaying or preventing a change in control of our company may reduce the number of investors interested in our common stock, which could depress our stock price.

See “— We are controlled by certain principal stockholders.”

The price of our common stock may fluctuate significantly.

The price of our common stock on the Nasdaq National Market has been volatile. During fiscal 2004, the high and low sale prices of our common stock ranged from $7.04 to $18.72 per share. During fiscal 2003, the high and low sale prices of our common stock ranged from $1.55 to $13.05 per share. We expect that the market price of our common stock may continue to fluctuate.

Our common stock price can fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include, among others:

•	our performance and prospects;

•	the performance and prospects of our partners;

•	the depth and liquidity of the market for our common stock;

•	investor perception of us and the industry in which we operate;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	general financial and other market conditions; and

•	general economic conditions.

In addition, the stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the market price of our common stock.

ITEM 2:	PROPERTIES.

Our principal executive offices are located in a 104,000 square-foot facility purchased by us in June 2004 and located in King of Prussia, Pennsylvania. We maintain our photo studio and certain support operations in a 56,000 square-foot facility owned by us and located in King of Prussia, Pennsylvania. We provide our fulfillment operations from a 470,000 square-foot warehouse facility owned by us and located in Louisville, Kentucky, and from a 400,000 square-foot warehouse facility leased by us and located in Shepherdsville, Kentucky. We provide customer service from an 82,000 square-foot customer service center leased by us and located in Melbourne, Florida.

We own our principal executive offices facility, which is subject to a $13.0 million mortgage. We own both our photo studio and support operations facility in King of Prussia, Pennsylvania and our Louisville, Kentucky warehouse fulfillment center free of any debt. We also have a two year option to purchase an additional building lot adjacent to our principal executive offices in King of Prussia, Pennsylvania. We believe that our properties are adequate for our present needs and that suitable additional or replacement space will be available as required.

2004 Annual Report

ITEM 3:	LEGAL PROCEEDINGS.

We are involved in various litigation incidental to our businesses, including alleged contractual claims, claims relating to infringement of the intellectual property rights of third parties and claims relating to the manner in which goods are sold through our e-commerce platform.

While we sold certain assets of Ashford.com in December 2002, Ashford.com continues to be a party to certain litigation that was commenced prior to our acquisition of Ashford.com in March 2002. Since July 11, 2001, several stockholder class action complaints have been filed in the United States District Court of the Southern District of New York against Ashford.com, several of Ashford.com’s officers and directors, and various underwriters of Ashford.com’s initial public offering. The purported class actions have all been brought on behalf of purchasers of Ashford.com common stock during various periods beginning on September 22, 1999, the date of Ashford.com’s initial public offering. The plaintiffs allege that Ashford.com’s prospectus, included in Ashford.com’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, certain fees and commissions collected by the underwriters or arrangements designed to inflate the price of the common stock. The plaintiffs further allege that because of these purchases, Ashford.com’s post-initial public offering stock price was artificially inflated. As a result of the alleged omissions in the prospectus and the purported inflation of the stock price, the plaintiffs claim violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. The complaints have been consolidated into a single action, and the consolidated cases against Ashford.com have been consolidated with similarly consolidated cases filed against 308 other issuer defendants for the purposes of pretrial proceedings. The claims against Ashford.com’s officers and directors were dismissed in exchange for tolling agreements which permit the refiling of claims against officers and directors at a later date. A motion to dismiss filed on behalf of all issuer defendants, including Ashford.com, was denied in all aspects relevant to Ashford.com on February 19, 2003. Ashford.com and its insurers have entered into a memorandum of understanding regarding terms for settlement of this suit. Under the settlement, plaintiffs’ claims against Ashford.com and other issuers will be dismissed in exchange for certain consideration from the issuers’ insurers and for the issuers’ assignment to plaintiffs of certain potential claims against the underwriters of the relevant initial public offerings. Formal documentation of the settlement contemplated by the memorandum of understanding is complete and the Judge presiding over this matter has preliminarily approved the settlement. In the event that a settlement is not finalized, we believe that Ashford.com has defenses against these actions.

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

We do not believe, based on current knowledge, that any of the foregoing claims are likely to have a material adverse effect on our business, financial position or results of operations. However, we are unable to provide assurances that no material adverse effect on our business will occur, and we may incur substantial expenses and devote substantial time to defend third-party claims whether or not such claims are meritorious. In the event of a determination adverse to us, we may incur substantial monetary liability and may be required to implement expensive changes in our business practices or enter into costly royalty or licensing agreements. Any of these could have a material adverse effect on our business, financial position or results of operations.

2004 Annual Report

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS WHO ARE NOT ALSO DIRECTORS.

No matters were submitted to a vote of our stockholders during the fiscal quarter ended January 1, 2005.

ITEM 4.1:    EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth information regarding each of our executive officers who are not also our directors:

Name	Age(1)	Title
Robert J. Blyskal	50	Co-President and Chief Operating Officer
Michael R. Conn	34	Senior Vice President, Corporate Development
Jordan M. Copland	42	Executive Vice President and Chief Financial Officer
Stephen J. Gold	45	Executive Vice President and Chief Information Officer
Robert W. Liewald	56	Executive Vice President, Merchandising
Arthur H. Miller	51	Executive Vice President and General Counsel
Damon Mintzer	39	Executive Vice President, Sales; President and Chief Operating Officer of Global-QVC Solutions, Inc.

(1)	As of March 15, 2005

The following is a brief description of the business experience of our executive officers who are not also our directors for at least the past five years.

Robert J. Blyskal has served as our co-president and chief operating officer since May 2004. From October 2003 until May 2004, Mr. Blyskal was a consultant to NeighborCare, Inc., a provider of pharmacy services to the long term care marketplace. From May 1993 to August 2003, he held several positions with Medco Health Solutions, Inc., a prescription benefits management company. Most recently he served as executive vice president, operations and technology of Medco Health Solutions, Inc. He has also held the positions of senior vice president, operations, chairman of the enterprise-wide business quality steering committee, vice president and general manager, national pharmacies of Medco Health Solutions, Inc. From May 1991 to November 1993, he served as senior vice president, service systems of Purolator Courier Ltd., an overnight courier company.

Michael R. Conn has served as our senior vice president, corporate development since July 2004 and as senior vice president, business development from February 1999 through July 2004. From June 1993 to February 1999, Mr. Conn served as vice president, research at Gruntal & Co. L.L.C., an investment banking firm based in New York, New York.

Jordan M. Copland has served as our executive vice president and chief financial officer since February 2000. From March 1999 to February 2000, Mr. Copland served as senior vice president and chief financial officer of Virgin Entertainment Group, Inc.’s U.S.-based megastore and global e-commerce businesses. From October 1990 to March 1999, Mr. Copland held a variety of positions within The Walt Disney Company, a worldwide entertainment company. Most recently Mr. Copland was vice president of finance and planning for the Disney Consumer Products division. He has also held various leadership and management positions within the consumer products division of Disney.

Stephen J. Gold has served as our executive vice president and chief information officer since February 2005. From November 2003 until February 2005, he served as corporate vice president and divisional chief information officer of Merck & Company, Inc., a pharmaceutical company. Prior thereto, he held various positions with Medco Health Solutions, Inc., a prescription benefits management company, from July 1993 to September 2003, when it was a subsidiary of Merck. Most recently, he served as senior vice president and chief information officer and senior vice president, electronic commerce.

2004 Annual Report

Robert W. Liewald has served as our executive vice president, merchandising since July 1999 and worked as a consultant to us and to other companies in the sporting goods industry from June 1998 to July 1999. From January 1995 to June 1998, Mr. Liewald served as senior executive vice president of FILA USA, an athletic footwear and apparel manufacturer. From June 1972 to January 1995, Mr. Liewald held a variety of positions at Foot Locker, Inc., an athletic footwear and apparel retailer, most recently as senior vice president, corporate merchandiser.

Arthur H. Miller has served as our executive vice president and general counsel since September 1999. From January 1988 to September 1999, Mr. Miller was a partner at Blank Rome LLP, a law firm based in Philadelphia, PA. Mr. Miller joined Blank Rome in April 1983.

Damon Mintzer has served as our executive vice president, sales since July 2004 and as president and chief operating officer of Global-QVC Solutions, Inc., a wholly owned subsidiary of ours, since June 2001. From October 1999 to May 2001, Mr. Mintzer worked for WHN.com, a developer and operator of e-commerce businesses for entertainment companies. He first served as vice president of business development and then as senior vice president and general manager of one of WHN’s two business units. From 1998 to October 1999, Mr. Mintzer served as director of sales for the Asia Pacific region for Modus Media International, Inc., a supply chain services company. From 1995 to 1998, Mr. Mintzer served as director of business development for Modus Media International/Stream International, which was a subsidiary of R.R. Donnelley & Sons Co.

2004 Annual Report

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following table sets forth the high and low sales prices of our common stock as reported on the Nasdaq National Market under the symbol “GSIC.”

	Common Stock Price
	High	Low
Fiscal 2003
First Quarter	$3.99	$1.55
Second Quarter	$7.87	$1.65
Third Quarter	$12.53	$5.80
Fourth Quarter	$13.05	$7.60
Fiscal 2004
First Quarter	$13.47	$8.81
Second Quarter	$11.40	$7.80
Third Quarter	$9.95	$7.04
Fourth Quarter	$18.72	$8.77

As of March 15, 2005, we had approximately 1,945 stockholders of record. The last reported sale price for our common stock on March 15, 2005, as reported on the Nasdaq National Market, was $14.19.

We have never declared or paid a cash dividend on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, do not anticipate declaring or paying any cash dividends on our common stock for the foreseeable future.

We made no repurchases of our common stock during the fourth quarter of fiscal 2004.

Information about securities authorized for issuance under our equity compensation plans appears in Part III, Item 12 of this Annual Report on Form 10-K.

ITEM 6:	SELECTED FINANCIAL DATA.

The following tables present portions of our financial statements and are not complete. You should read the following selected consolidated financial data together with our consolidated financial statements and related notes to our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected statement of operations data for the years ended December 28, 2002, January 3, 2004 and January 1, 2005 and the balance sheet data as of January 3, 2004 and January 1, 2005 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of operations data for the years ended December 30, 2000 and December 29, 2001 are derived from our audited consolidated financial statements that are not included in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

2004 Annual Report

	Fiscal Year Ended
	December 30, 2000	December 29, 2001	December 28, 2002	January 3, 2004	January 1, 2005
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
Net revenues from product sales	$41,808	$98,325	$154,819	$216,510	$274,988
Service fee revenues	1,000	4,285	17,819	25,409	60,344

Net revenues	42,808	102,610	172,638	241,919	335,332
Cost of revenues	29,567	67,586	114,258	154,731	203,135

Gross profit	$13,241	$35,024	$58,380	$87,188	$132,197

Operating expenses:
Sales and marketing, exclusive of $1,486, $847, $532, $1,527 and $2,720 reported below as stock-based compensation, respectively	37,730	32,390	50,965	59,613	78,919
Product development, exclusive of $0, $461, $(44), $42 and $350 reported below as stock-based compensation, respectively	7,292	8,590	11,833	14,124	20,181
General and administrative, exclusive of $3,497, $8,974, $(87), $366 and $530 reported below as stock-based compensation, respectively	8,730	10,638	14,863	13,295	18,217
Restructuring costs related to Ashford.com(1)	—	—	1,680	74	—
Net loss on sale of Ashford.com assets	—	—	2,566	—	—
Stock-based compensation	4,983	10,282	401	1,935	3,600
Depreciation and amortization	8,074	6,662	10,509	11,386	10,944

Total operating expenses	$66,809	$68,562	$92,817	$100,427	$131,861

Other (income)/expense:
Other (income)/expense	—	(502)	—	—	620
Interest expense	407	608	749	—	538
Interest income	(1,815)	(3,049)	(1,377)	(1,177)	(1,162)

Total other (income)/expense	$(1,408)	$(2,943)	$(628)	$(1,177)	$(4)

(Loss)/income from continuing operations before income taxes	(52,160)	(30,595)	(33,809)	(12,062)	340
Benefit from income taxes	—	—	—	—	—

(Loss)/income from continuing operations	(52,160)	(30,595)	(33,809)	(12,062)	340
Discontinued operations:
Loss on disposition of discontinued operations	(5,850)	—	—	—	—

Net (loss)/income	$(58,010)	$(30,595)	$(33,809)	$(12,062)	$340

Earnings (losses) per share—basic:
(Loss)/income from continuing operations	$(2.37)	$(0.90)	$(0.88)	$(0.30)	$0.01
(Loss)/income on disposition of discontinued operations	(0.27)	—	—	—	—

Net (loss)/income	$(2.64)	$(0.90)	$(0.88)	$(0.30)	$0.01

Earnings (losses) per share—diluted:
(Loss)/income from continuing operations	$(2.37)	$(0.90)	$(0.88)	$(0.30)	$0.01
(Loss)/income on disposition of discontinued operations	(0.27)	—	—	—	—

Net (loss)/income	$(2.64)	$(0.90)	$(0.88)	$(0.30)	$0.01

Weighted average common shares outstanding:
Basic	22,028	34,033	38,566	39,638	41,073

Diluted(2)	22,028	34,033	38,566	39,638	42,369

Number of common shares outstanding	31,925	37,673	38,784	40,780	41,583

2004 Annual Report

	As of
	January 3, 2004	January 1, 2005
	(in thousands)
BALANCE SHEET DATA:
Total assets	$175,583	$231,896
Total long-term debt	—	13,564
Working capital	35,290	29,692
Stockholders’ equity	110,370	117,538

(1)	In conjunction with the sale of certain assets of Ashford.com, we announced a plan to liquidate the remaining inventory, close the Houston, Texas fulfillment center and office and terminate 71 employees. The costs associated with this plan were $1,680 in fiscal 2002, $74 in fiscal 2003 and $0 in 2004. See Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(2)	For fiscal years 2000, 2001, 2002 and 2003, options and warrants are not included in the diluted weighted average common shares outstanding because the effect would be anti-dilutive. In fiscal 2004, options and warrants are included in the diluted weighted average common shares outstanding. See Notes 8 and 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

All statements made in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects,” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industries and markets in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, consumer spending, the financial markets and the industries in which we and our partners operate, changes affecting the Internet, our ability to develop and maintain relationships with strategic partners and suppliers, our ability to timely and successfully develop, maintain and protect our technology and product and service offerings and execute operationally, our ability to attract and retain qualified personnel, our ability to successfully integrate our acquisitions of other businesses, if any, and the performance of acquired businesses. More information about potential factors that could affect us are described in “Risk Factors.” We expressly disclaim any intent or obligation to update these forward-looking statements, except as otherwise specifically stated by us.

Overview and Executive Summary

•	We are a leading provider of e-commerce solutions that enable retailers, branded manufacturers, entertainment companies and professional sports organizations to operate e-commerce businesses. We provide solutions for our partners through our integrated e-commerce platform, which is comprised of three components: core technology, supporting infrastructure and partner services. Through our platform, we provide Web site administration, Web infrastructure and hosting, business intelligence, an e-commerce engine, order management, fulfillment, drop shipping, customer service, buying, creative design, Web site usability, testing and enhancement services, channel integration, business-to-business (B-to-B) services, content development and imaging, e-commerce strategy, online marketing and customer relationship management (CRM).

•	Based on forecasts of Forrester Research, we expect online general merchandise sales in the United States to expand at approximately a 14.3% compounded annual growth rate from 2004 through 2010.

2004 Annual Report

While we expect the opportunity for partnered e-commerce to continue to grow, we also anticipate competition to continue to be intense. We compete with traditional, in-house solutions as well as a variety of third-party vendors that provide e-commerce software or partial e-commerce solutions. To satisfy our existing partners and to continue to attract new partners, we offer what we believe is a comprehensive and compelling value proposition that includes the provision of expertise and infrastructure to enable our partners to grow their e-commerce businesses and to use their e-commerce businesses as a channel to complement and enhance their offline businesses. We have built and continue to develop expertise in integrated online technology, marketing and retailing, which we deliver across a shared technology, supporting infrastructure and partner services platform. To differentiate our solution in the marketplace, we continually add new services and functions to our platform. As part of our continuing efforts to add value to our platform, we evaluate opportunities to acquire complimentary or new businesses or assets.

•	We grow our business by expanding the e-commerce businesses of our existing partners and by adding new partners. In fiscal 2004, we added nine new partners. As of March 15, 2005, we have added three new partners in fiscal 2005.

•	Generally, we launch the website of a new partner within three to six months after entering into a contract with such new partner. During the period in which we are planning and developing a new partner’s Web site, we incur development and launch expenses without any accompanying revenues. We anticipate that new Web sites typically will contribute to our income from operations in their first full year of operation.

•	We derive virtually all of our revenues from sales of products by us through our partners’ e-commerce businesses and service fees earned by us in connection with the development and operation of our partners’ e-commerce businesses. Our revenue growth in fiscal 2004 was due to an increase in revenues from product sales in both our sporting goods and other categories, as well as an increase in service fee revenues. These increases were driven by the addition of new partners in fiscal 2004, growth in sales from partners’ e-commerce businesses that were operated for part of fiscal 2003 and all of fiscal 2004 and growth in sales from partners’ e-commerce businesses that we operated for the entirety of both periods.

•	Our gross profit increased as a result of sales growth and an increase in gross margin. The gross margin increase was a result of service fees representing a greater percentage of net revenues in fiscal 2004 than in fiscal 2003. We specifically do not record cost of service fee revenue. The cost of sales of the merchandise on which we earn service fees are costs incurred by our service-fee partners because they are the owners and sellers of the merchandise. Accordingly, our gross margin on service revenues is 100%. Our gross margin on products has typically been impacted by the mix of products sold between our sporting goods and other categories as well as within our sporting goods category.

•	Operating expenses as a percentage of net revenues decreased from 41.5% in fiscal 2003 to 39.3% in fiscal 2004, primarily as a result of sales and marketing expenses increasing at a slower rate than net revenues.

•	Fiscal 2004 was our first profitable year since entering the e-commerce business in fiscal 1999. We had net income of $0.3 million or $0.01 per share on a fully diluted basis.

•	Since mid-2004, we have broadened our management team by adding a co-president and chief operating officer and a new chief information officer.

•	In fiscal 2004, we acquired and occupied a new 104,000-square foot headquarters building in King of Prussia, Pennsylvania. We continue to own and use our former headquarters building in King of Prussia, Pennsylvania for a portion of our operations. In fiscal 2004, we also entered into a lease for a 400,000-square foot fulfillment center in Shepherdsville, Kentucky. This is our second fulfillment facility. We own our other fulfillment facility in Louisville, Kentucky. We do not expect to add any significant new facilities in 2005.

2004 Annual Report

•	We generate cash from operations primarily in our fourth fiscal quarter due to the seasonality of our business. In our first fiscal quarter, we typically use cash from operations to satisfy accounts payable and accrued expenses incurred in the fourth fiscal quarter of our prior fiscal year. We typically have not generated cash from operations in our second and third fiscal quarters.

•	Certain reclassifications to our prior year’s consolidated financial statements were made to conform those statements to our fiscal 2004 presentation. These reclassifications were made to move certain communications costs from product development expenses to sales and marketing expenses and general and administrative expenses.

•	In December 2004, the Financial Accounting Standards Board, or FASB, issued Financial Accounting Standards Board Statement No. 123R “Share-Based Payment”, or FAS 123R, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005. In addition, FAS 123R will cause expense related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. We are required to adopt FAS 123R beginning July 3, 2005. We are evaluating the requirements of FAS 123R and we expect that the adoption of FAS 123R will have a material impact on our consolidated results of operations and earnings per share. In light of our anticipated adoption of FAS 123R, we and our compensation committee are reevaluating our current incentive compensation strategies. See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an analysis of the impact on our income statement of recognizing share-based payments based on their fair value in accordance with SFAS No. 123 prior to amendment in December 2004.

Results of Operations

Comparison of Fiscal 2003 and 2004

Net Revenues

We derive virtually all of our revenues from sales of products by us through our partners’ e-commerce businesses and service fees earned by us in connection with the development and operation of our partners’ e-commerce businesses. The following table shows net revenues by source for fiscal 2003 and fiscal 2004, the percentages that such revenues bear to total net revenues and the period over period changes in net revenues:

	Fiscal 2003		Fiscal 2004		Fiscal 2004 vs. Fiscal 2003
	$	%	$	%	$ Change	% Change
	(dollars in millions)
Net revenues from product sales — sporting goods	$128.4	53.1%	$165.4	49.3%	$37.0	28.8%
Net revenues from product sales — other	88.1	36.4%	109.6	32.7%	21.5	24.4%

Net revenues from product sales	216.5	89.5%	275.0	82.0%	58.5	27.0%
Service fee revenues	25.4	10.5%	60.3	18.0%	34.9	137.5%

Net revenues	$241.9	100.0%	$335.3	100.0%	$93.4	38.6%

Net Revenues from Product Sales.    Net revenues from product sales are derived from the sale of products by us through our partners’ e-commerce businesses. Net revenues from product sales are net of allowances for returns and discounts and include outbound shipping charges and other product related services such as gift wrapping and monogramming.

Net revenues from product sales increased $58.5 million in fiscal 2004. Of this increase, $37.0 million was due to an increase in sales in our sporting goods category and $21.5 million was due to an increase in sales in our other product category, which includes increased sales of consumer electronics and licensed entertainment

2004 Annual Report

products. The increases in the sporting goods and other categories were due to the addition of new partners in fiscal 2004, growth in sales from partners’ e-commerce businesses that were operated for part of fiscal 2003 and all of fiscal 2004 and growth in sales from partners’ e-commerce businesses that were operated for the entirety of both periods. Net revenues from product sales included shipping revenue of $23.6 million for fiscal 2003 and $34.0 million for fiscal 2004. Net revenues from product sales in the sporting goods category represented 59.3% of total net revenues from product sales in fiscal 2003 and 60.1% in fiscal 2004. Net revenues from product sales in the other category represented 40.7% of total net revenues from product sales in fiscal 2003 and 39.9% in fiscal 2004.

Service Fee Revenues.    Service fee revenues are derived from service fees earned by us in connection with the development and operation of our partners’ e-commerce businesses. Service fees primarily consist of variable fees based on the value of merchandise sold or gross profit generated through our partners e-commerce businesses. To a lesser extent, service fees include fixed periodic payments by partners for the development and operation of their e-commerce businesses and fees related to the provision of marketing, design, development and other services.

Service fee revenues increased $34.9 million in fiscal 2004 primarily due to the addition of new partners in fiscal 2004, increases in sales from partners’ e-commerce businesses that were operated for part of fiscal 2003 and all of fiscal 2004 and increases in sales from partners’ e-commerce businesses that were operated for the entirety of both periods

Cost of Revenues

Cost of revenues consists of cost of revenues from product sales and cost of service fee revenues. Cost of revenues from product sales includes the cost of products sold and inbound freight related to those products, as well as outbound shipping and handling costs, other than those related to promotional free shipping and subsidized shipping and handling which are included in sales and marketing expense. We specifically do not record cost of service fee revenue. The cost of the sales of the merchandise on which we earn service fees are incurred by our service-fee partners because they are the owners and sellers of the merchandise. The following table shows cost of revenues for fiscal 2003 and fiscal 2004, the percentages that such costs bear to total net revenues and the period over period changes in cost of revenues:

	Fiscal 2003		Fiscal 2004		Fiscal 2004 vs. Fiscal 2003
	$	%	$	%	$ Change	% Change
	(dollars in millions)
Cost of revenues from product sales	$154.7	64.0%	$203.1	60.6%	$48.4	31.3%
Cost of revenues from service fee revenues	—	—%	—	—%	—	—%

Cost of revenues	$154.7	64.0%	$203.1	60.6%	$48.4	31.3%

As a percentage of net revenues, cost of revenues improved from 64.0% in fiscal 2003 to 60.6% in fiscal 2004. The improvement in cost of revenues as a percentage of net revenues resulted from the increase in service fee revenues, which have no associated cost of revenues, exceeding the increase in cost of revenues from product sales. Cost of revenues from product sales as a percentage of net revenues from product sales increased from approximately 71.5% in fiscal 2003 to approximately 73.9% in fiscal 2004.

2004 Annual Report

Gross Profit

Gross profit consists of gross profit from product sales and gross profit from service fees. Because we do not record cost of service fee revenues, net revenues from service fees and gross profit from service fees are the same. The following table shows gross profit for fiscal 2003 and fiscal 2004, the percentages that such gross profit bears to product sales, service fees and total net revenues and the period over period changes in gross profit:

	Fiscal 2003				Fiscal 2004				Fiscal 2004 vs. Fiscal 2003
	$	% of product sales	% of service fees	% of net revenue	$	% of product sales	% of service fees	% of net revenue	$ Change	% Change
Gross profit from product sales	$61.8	28.5%			$71.9	26.1%			$10.1	16.3%
Gross profit from service fees	25.4		100.0%		60.3		100.0%		34.9	137.5%

Gross profit	$87.2			36.0%	$132.2			39.4%	$45.0	51.6%

The increase in gross profit for fiscal 2004 was due to a $34.9 million increase in service fee revenues and a $10.1 million increase in gross profit from product sales. The increase in gross profit as a percentage of net revenues in fiscal 2004 was due to the growth in service fees exceeding the decline in gross profit from product sales as a percentage of product sales. Gross profit from product sales represented 70.9% of total gross profit in fiscal 2003 and 54.4% in fiscal 2004. Gross profit from service fee revenues represented 29.1% of total gross profit in fiscal 2003 and 45.6% in fiscal 2004. The gross profit on product sales decreased from 28.5% in fiscal 2003 to 26.1% in fiscal 2004 due primarily to a shift in sales to consumer electronics from sporting goods.

Operating Expenses

Operating expenses primarily consist of sales and marketing expenses, product development expenses, general and administrative expenses, stock-based compensation expense and depreciation and amortization expenses. The following table shows operating expenses for fiscal 2003 and fiscal 2004, the percentages that such expenses bear to net revenues and the period over period changes in operating expenses:

	Fiscal 2003		Fiscal 2004		Fiscal 2004 vs. Fiscal 2003
	$	%	$	%	$ Change	% Change
	(dollars in millions)
Sales and marketing expenses	$59.6	24.6%	$78.9	23.5%	$19.3	32.4%
Product development expenses	14.1	5.8%	20.2	6.0%	6.1	42.9%
General and administrative expenses	13.3	5.5%	18.2	5.4%	4.9	37.0%
Restructuring costs related to Ashford.com	0.1	0.0%	—	—	(0.1)	NM
Stock based compensation expense	1.9	0.8%	3.6	1.1%	1.7	86.0%
Depreciation and amortization expenses	11.4	4.7%	10.9	3.3%	(0.4)	(3.9%)

Total operating expenses	$100.4	41.5%	$131.9	39.3%	$31.4	31.3%

Sales and Marketing Expenses.    Sales and marketing expenses include fulfillment costs, customer service costs, credit card fees, net partner revenue share charges, net advertising and promotional expenses incurred by us on behalf of our partners’ e-commerce businesses and payroll related to the buying, business management and marketing functions of our company. Net partner revenue share charges are royalty payments made to our partners in exchange for the use of their brands, the promotion of our partners’ URLs, Web sites and toll-free telephone numbers in their marketing and communications materials, the implementation of programs to provide incentives to customers to shop through the e-commerce businesses that we operate for our partners and other programs and services provided to the customers of the e-commerce businesses that we operate for our partners,

2004 Annual Report

net of amounts reimbursed to us by our partners. Net advertising and promotional expenses include promotional free shipping and subsidized shipping and handling costs and are net of amounts reimbursed to us by our partners.

Sales and marketing expenses increased $19.3 million in fiscal 2004 compared to fiscal 2003 primarily due to a $7.9 million increase in payroll and related costs principally in our customer service and fulfillment operations, a $2.0 million increase in subsidized shipping and handling costs, a $4.4 million increase in credit card fees, a $2.0 million increase in professional fees consisting principally of temporary labor, a $2.6 million increase in online marketing expenses and approximately $0.4 million increase in other administrative costs. The increases in these costs were principally caused by higher sales volumes in fiscal 2004.

Product Development Expenses.    Product development expenses consist primarily of expenses associated with planning, maintaining and operating our partners’ e-commerce businesses and payroll and related expenses for engineering, production, creative and management information systems.

Product development expenses increased $6.1 million in fiscal 2004 as compared to fiscal 2003 primarily due to a $3.1 million increase in personnel and related costs, a $2.1 million increase in costs related to our use of temporary technical professionals, a $0.6 million increase in communication costs due to the increased number of e-commerce businesses that we operated and maintained and $0.3 million in other product development costs. The increases in these costs were necessary to support new partner launches, deliver enhanced functionality for our partners’ e-commerce businesses and continue to improve the capacity, stability and security of our e-commerce platform.

General and Administrative Expenses.    General and administrative expenses consist primarily of payroll and related expenses for executive, finance, human resources, legal, business development, corporate development and administrative personnel, as well as bad debt expense and occupancy costs for our headquarters and other offices.

General and administrative expenses increased $4.9 million in fiscal 2004 compared to fiscal 2003 primarily due to a $2.3 million increase in auditing, accounting, tax, legal and other professional fees, including fees related to our compliance with Section 404 of the Sarbanes Oxley Act, a $2.0 million increase in personnel and related costs incurred to support the growth of our business, and a $0.7 million increase in other general and administrative expenses.

Stock-Based Compensation Expense.    Stock-based compensation expense consists of the amortization of deferred compensation expense for options granted to employees and certain non-employees, including options subject to variable accounting (the expense for which may fluctuate from period to period), the value of options or warrants granted to certain partners and investors and amortization of deferred partner revenue share charges. Deferred partner revenue share charges, which are included in other assets, relate to a partner’s exercise of a right to receive shares of our common stock in lieu of future cash revenue share payments.

Stock-based compensation expense increased $1.7 million primarily due to a $1.3 million increase in the amortization of deferred compensation expense relating to options subject to variable accounting as well as a $0.4 million increase in deferred partner revenue share charges resulting from higher product sales from the partner’s e-commerce business. As of the end of fiscal 2004, we had an aggregate of $1.3 million of deferred stock-based compensation remaining to be amortized. We had stock-based compensation expense related to the amortization of deferred partner revenue share charges of $1.4 million for fiscal 2003 and $1.8 million for fiscal 2004.

Depreciation and Amortization Expenses.    Depreciation and amortization expenses relate primarily to the depreciation of our current and former corporate headquarters buildings and our Louisville, Kentucky fulfillment center, the depreciation and amortization of the capitalized costs for our purchased hardware and software and internally developed software (including a portion of the cost related to the employees that developed our

2004 Annual Report

internally developed software) and the depreciation of improvements, furniture and equipment at our current and former corporate headquarters, our fulfillment centers in Louisville, Kentucky and Shepherdsville, Kentucky and our customer service center in Melbourne, Florida.

Depreciation and amortization expenses decreased approximately $0.4 million primarily due to the acquisition of certain longer-lived property and equipment and certain shorter-lived property and equipment becoming fully depreciated.

Other (Income) Expense

Other (income) expense consists of expenses related to a minority interest held by a third party in a joint venture with us and losses and gains on the disposition of assets. Interest expense consists primarily of interest expense paid in connection with a mortgage note that we have on our new corporate headquarters and interest expense on capital leases, and interest income consists primarily of interest earned on cash, cash equivalents, short-term investments and marketable securities. The following table shows other (income) expense, interest expense and interest income for fiscal 2003 and fiscal 2004, the percentages that such amounts bear to net revenues and the period over period changes in each of other (income) expense, interest expense and interest income:

	Fiscal 2003		Fiscal 2004		Fiscal 2004 vs. Fiscal 2003
	$	%	$	%	$ Change	% Change
	(dollars in millions)
Other (income) expense	$—	0.0%	$0.6	0.2%	$0.6	N/A
Interest expense	—	0.0%	0.5	0.2%	0.5	N/A
Interest (income)	($1.2)	-0.5%	$(1.2)	-0.3%	$0.0	(1.3%)

The $0.6 million increase in other (income) expense in fiscal 2004 was primarily due to expenses of $0.4 million related to a minority interest held by a third party in a joint venture with us and a loss of $0.2 million on the disposition of assets in fiscal 2004.

The increase in interest expense of $0.5 million was due primarily to the mortgage on our new corporate headquarters.

Income Taxes

We have not had any taxable income since we entered the e-commerce business in fiscal 1999. Prior year net operating losses generated have been carried back to offset income taxes paid in prior years. The remaining net operating losses were used in part to offset fiscal 2004 taxable income with the remainder carried forward. As of the end of fiscal 2004, we had available net operating loss carryforwards of approximately $438.3 million which expire in the years 2005 through 2024. The use of certain net operating loss carryforwards is subject to annual limitations based on ownership changes of our stock, as defined by Section 382 of the Internal Revenue Code. We expect that net operating losses of approximately $246.0 million will expire before they can be used. Any otherwise recognizable deferred tax assets have been offset by a valuation allowance for the net operating loss carryforwards.

2004 Annual Report

Comparison of Fiscal 2002 and 2003

Net Revenues

The following table shows net revenues by source for fiscal 2002 and fiscal 2003, the percentages that such revenues bear to total net revenues and the period over period changes in net revenues:

	Fiscal 2002		Fiscal 2003		Fiscal 2003 vs. Fiscal 2002
	$	%	$	%	$ Change	% Change
	(dollars in millions)
Net revenues from product sales — sporting goods	$96.7	56.0%	$128.4	53.1%	$31.7	32.8%
Net revenues from product sales — Ashford.com	21.6	12.5%	1.0	0.4%	(20.6)	-95.4%
Net revenues from product sales — other	36.5	21.2%	87.1	36.0%	50.6	138.3%

Net revenues from product sales	154.8	89.7%	216.5	89.5%	61.7	39.8%
Service fee revenues	17.8	10.3%	25.4	10.5%	7.6	42.6%

Net revenues	$172.6	100.0%	$241.9	100.0%	$69.3	40.1%

Net Revenues from Product Sales.    In fiscal 2002 and fiscal 2003, net revenues from product sales included the revenues of Ashford.com, Inc. from March 14, 2002, the date our acquisition of Ashford.com was completed.

Net revenues from product sales increased $61.7 million. Of this increase, $31.7 million was due to an increase in sales in the sporting goods category and $50.6 million was due to an increase in sales in our other product category, which includes consumer electronics, general merchandise and licensed entertainment products, offset, in part, by a $20.6 million decrease in sales from our Ashford.com operations which we ceased during fiscal 2002 and sold off remnant inventory in fiscal 2003. The increases in the sporting goods and other categories were due to the addition of new partners in fiscal 2003, increases in sales from partners’ e-commerce businesses that were operated for part of fiscal 2002 and all of fiscal 2003 and increases in sales from partners’ e-commerce businesses that were operated for the entirety of both periods. Net revenues from product sales included shipping revenue of $15.3 million for fiscal 2002 and $23.6 million for fiscal 2003.

Service Fee Revenues.    Service fee revenues increased $7.6 million primarily due to a $9.1 million increase in fixed and variable service fees from partners for which we provided services. This increase was due primarily to the launch of new fee-based partners in the second half of fiscal 2003, offset, in part, by a $1.5 million decrease related to fixed service fees earned from services completed in fiscal 2002.

Cost of Revenues

The following table shows cost of revenues for fiscal 2002 and fiscal 2003, the percentages that such costs bear to total net revenues and the period over period changes in cost of revenues:

	Fiscal 2002		Fiscal 2003		Fiscal 2003 vs. Fiscal 2002
	$	%	$	%	$ Change	% Change
	(dollars in millions)
Cost of revenues from product sales	$114.3	66.2%	$154.7	64.0%	$40.5	35.4%
Cost of revenues from service fee revenues	—	—	—	—	—	—

Cost of revenues	$114.3	66.2%	$154.7	64.0%	$40.5	35.4%

As a percentage of net revenues, cost of revenues from product sales was 66.2% for fiscal 2002 and 64.0% for fiscal 2003. This decrease was due primarily to lower product costs in the sporting goods category in fiscal 2003, a $1.2 million charge in fiscal 2002 for inventory write downs as a result of the Ashford.com restructuring

2004 Annual Report

and the closure of our Kentucky retail store and lower margins associated with a $2.5 million bulk sale which occurred in fiscal 2002, offset, in part, by sales in the consumer electronics category, which have lower margins and which increased as a percentage of total product sales in fiscal 2003 compared to fiscal 2002.

Gross Profit

The following table shows gross profit for fiscal 2002 and fiscal 2003, the percentages that such gross profit bears to product sales, service fees and total net revenues and the period over period changes in gross profit:

	Fiscal 2002				Fiscal 2003				Fiscal 2003 vs. Fiscal 2002
	$	% of product sales	% of service fees	% of net revenue	$	% of product sales	% of service fees	% of net revenue	$ Change	% Change
Gross profit from product sales	$40.6	26.2%			$61.8	28.5%			$21.2	52.3%
Gross profit from service fees	17.8		100.0%		25.4		100.0%		7.6	42.6%

Gross profit	$58.4			33.8%	$87.2			36.0%	$28.8	49.3%

The increase in gross profit for fiscal 2003 was due primarily to a $61.7 million increase in net revenues from product sales in fiscal 2003. The increase in gross profit percentage for fiscal 2003 was due primarily to higher margins on sales in the sporting goods category in fiscal 2003, the increase in service fee revenues in fiscal 2003, inventory write downs in fiscal 2002 related to the Ashford.com restructuring and the closure of our Kentucky retail store and lower margins associated with a bulk sale in fiscal 2002, offset, in part, by increased sales in the lower-margin consumer electronics category in fiscal 2003. Gross profit from product sales represented 69.5% of total gross profit in 2002 and 70.9% in fiscal 2003. Gross profit from service fee revenue represented 30.5% of total gross profit in fiscal 2002 and 29.1% in fiscal 2003.

Operating Expenses

The following table shows operating expenses for fiscal 2002 and fiscal 2003, the percentages that such expenses bear to net revenues and the period over period changes in operating expenses:

	Fiscal 2002		Fiscal 2003		Fiscal 2003 vs. Fiscal 2002
	$	%	$	%	$ Change	% Change
	(dollars in millions)
Sales and marketing expenses	$51.0	29.5%	$59.6	24.6%	$8.6	17.0%
Product development expenses	11.8	6.9%	14.1	5.8%	2.3	19.4%
General and administrative expenses	14.9	8.6%	13.3	5.5%	(1.6)	(10.5)%
Restructuring costs related to Ashford.com	1.7	1.0%	0.1	0.0%	(1.6)	(95.5%)
Net Loss on Sale of Ashford.com Assets	2.6	1.5%	—	—	(2.6)	NM
Stock based compensation expense	0.4	0.2%	1.9	0.8%	1.5	382.5%
Depreciation and amortization expenses	10.5	6.1%	11.4	4.7%	0.9	8.3%

Total operating expenses	$92.8	53.8%	$100.4	41.5%	$7.6	8.2%

Sales and Marketing Expenses.    Sales and marketing expenses increased $8.6 million primarily due to a $4.8 million increase in partner revenue share charges, a $3.1 million increase in personnel and related costs attributable to our fulfillment operations, which was primarily due to increased processing volume in our fulfillment center, and a $2.0 million increase in credit card fees, offset, in part, by a $1.4 million decrease in subsidized shipping and handling costs. The increases in partner revenue share charges and credit card fees were due principally to increased sales volume in fiscal 2003.

2004 Annual Report

Product Development Expenses.    Product development expenses increased $2.3 million primarily due to a $2.7 million increase in personnel and related costs and a $0.3 million increase in costs related to our use of temporary technical professionals, offset, in part, by a $0.3 million decrease in communication and bandwidth costs, a $0.2 million decrease related to the closing of our West Coast technology services office in the second quarter of fiscal 2002 and a $0.2 million decrease in equipment and software maintenance costs

General and Administrative Expenses.    General and administrative expenses decreased $1.6 million primarily due to a $2.4 million decrease in bad debt expense and chargebacks related to lower direct response television sales for fiscal 2003 which have a higher bad debt rate, a lower bad debt rate for sales through our partners’ e-commerce businesses and a $0.4 million decrease in non-income taxes related primarily to Ashford.com, offset, in part, by a $1.3 million increase in personnel and related costs. The lower bad debt rate for sales through our partners’ e-commerce businesses was the result of order processing tools and credit card fraud verification initiatives that we implemented during fiscal 2003.

Restructuring Costs Related to Ashford.com.    Restructuring costs related to Ashford.com consist of charges attributable to the cessation of the operations of Ashford.com, including termination benefits, contractual obligations, asset impairments and other restructuring costs.

In conjunction with the sale of certain assets of Ashford.com, we also announced and implemented our plan to cease the operations of Ashford.com, which accounted for approximately $21.6 million of our net revenues in fiscal 2002 and $1.0 million of our net revenues in fiscal 2003. This plan involved the liquidation of Ashford.com’s remaining inventory, the closure of its Houston, Texas fulfillment center and offices and the termination of 71 employees. This plan was substantially completed in January 2003. As of the end of fiscal 2003, 71 employees had been terminated and actual termination benefits paid were $0.4 million.

Costs related to ongoing operations were not included in restructuring costs related to Ashford.com. In accordance with Emerging Issues Task Force, or EITF, Issue No. 96-9, “Classification of Inventory Markdowns and Other Costs Associated with a Restructuring,” all inventory adjustments that resulted from the cessation of operations of Ashford.com were included in cost of revenues from product sales and were recorded in December 2002. As of the end of fiscal 2002, inventory write downs resulting from the restructuring totaled $1.2 million. No additional inventory write downs from the restructuring were recorded during fiscal 2003.

For fiscal 2002 and fiscal 2003, restructuring costs related to Ashford.com were as follows:

	Fiscal 2002	Fiscal 2003
	(in millions)
Termination benefits	$0.4	$—
Contractual obligations	0.4	0.1
Asset impairments	0.8	—
Other restructuring costs	0.1	—

	$1.7	$0.1

Termination benefits were comprised of severance-related payments for employees terminated in connection with the Ashford.com restructuring. The contractual obligations related to agreements entered into by Ashford.com prior to the sale of assets to Odimo Acquisition Corp. Asset impairments related to the closure of Ashford.com’s fulfillment center and offices. For assets held for disposal as of the end of fiscal 2002, we estimated the fair value based on expected salvage value less costs to sell, and the carrying amount of these assets held for disposal was not significant. Other restructuring costs included expenses which were directly attributable to the cessation of operations of Ashford.com.

Net Loss on Sale of Ashford.com Assets.    We had a net loss on the sale of assets related to Ashford.com of $2.6 million for fiscal 2002. We had acquired these assets in March 2002. This net loss was due to a loss of $2.9 million on the sale in December 2002 of certain assets of Ashford.com to Odimo Acquisition Corp., offset, in

2004 Annual Report

part, by a gain of $0.4 million on the sale in August 2002 of certain assets of a division of Ashford Corporate Gifts, Inc., a subsidiary of Ashford.com. We received $1.2 million in cash proceeds from the sale of this division.

Stock-Based Compensation Expense.    Stock-based compensation expense increased $1.5 million primarily due to an increase of $1.4 million in charges related to options subject to variable accounting and an increase of $0.5 million related to the amortization of deferred partner revenue share charges, offset, in part, by a decrease of $0.3 million in charges related to the issuance of options granted during fiscal 2000 and fiscal 2001 with exercise prices below the then-current market prices of the underlying stock and a decrease of $0.1 million in charges related to the net exercise of warrants during fiscal 2002. As of the end of fiscal 2003, we had an aggregate of $1.2 million of deferred stock-based compensation remaining to be amortized. We had stock-based compensation expense related to the amortization of deferred partner revenue share charges of $0.9 million for fiscal 2002 and $1.4 million for fiscal 2003.

Depreciation and Amortization Expenses.    Depreciation and amortization expenses increased $0.9 million primarily due to additional assets to build, manage and operate our business, offset, in part, by an impairment charge of $0.6 million in fiscal 2002. The impairment charge related to the disposal of furniture and computer hardware and software during the fourth quarter of fiscal 2002. We determined that these long-lived assets were no longer being used in our continuing operations and that, therefore, the carrying amounts of these assets were not recoverable.

Other (Income) Expense

Interest income consists primarily of interest earned on cash, cash equivalents, short-term investments and marketable securities, and interest expense consists primarily of interest expense paid in connection with a mortgage note that we previously had on our corporate headquarters and interest expense on capital leases. The following table shows interest expense and interest income for fiscal 2002 and fiscal 2003, the percentages that such amounts bear to net revenues and the period over period changes in each of interest expense and interest income:

	Fiscal 2002		Fiscal 2003		Fiscal 2003 vs. Fiscal 2002
	$	%	$	%	$ Change	% Change
	(dollars in millions)
Interest (income)	$(1.4)	-0.8%	$(1.2)	-0.5%	$0.2	-14.5%
Interest expense	$0.7	0.4%	$—	0.0%	$(0.7)	-100.0%

The decrease in interest income of $0.2 million was due to lower interest rates and lower average balances of cash, cash equivalents, short-term investments and marketable securities during fiscal 2003 compared to fiscal 2002.

The decrease in interest expense of $0.7 million was due primarily to the early retirement of a mortgage note on our corporate headquarters in November 2002. We had no debt during fiscal 2003.

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

2004 Annual Report

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, short-term investments and marketable securities. Our cash, cash equivalents, short-term investments and marketable securities balances were $69.5 million as of the end of fiscal 2003 and $75.4 million as of the end of fiscal 2004.

Since our entry into the e-commerce business in 1999, we have primarily funded our operations with approximately $176.3 million in cash raised in equity financings. We also received an aggregate of $23.5 million in proceeds from the sales of our discontinued operations in fiscal 1999 and fiscal 2000 and $35.7 million in cash from the acquisition of Fogdog, Inc. in fiscal 2000. We used a portion of the cash from these transactions in connection with the exit from our discontinued operations and the balance for the working capital needs, to fund operating losses incurred prior to fiscal 2004 and general business purposes of our e-commerce business. We also used $7.1 million in cash in connection with our acquisition of Ashford.com, Inc. in March 2002 and received $1.0 million in cash and a secured note in the principal amount of $4.5 million in connection with our sale of certain assets of Ashford in December 2002 and March 2003. This note was repaid in full in August, 2004.

We have incurred substantial costs to develop our e-commerce platform and to recruit, train and compensate personnel for our creative, engineering, business development, marketing, merchandising, customer service, management information systems and administrative departments. During fiscal 2002, we spent approximately $8.8 million in cash to purchase our previously-leased fulfillment center in Louisville, Kentucky and approximately $12.2 million on upgrades to our technology infrastructure, including upgrades to our server, storage and telecommunications hardware, as well as on technical enhancements to our existing software and on new software solutions, including for customer service, marketing, financial management, merchandise planning, fraud detection and enhanced search functionality. In addition, during fiscal 2002, we spent $1.7 million on the installation of a second, fully redundant data center to increase both our system capacity as well as our system reliability, $4.0 million on the expansion of our Louisville, Kentucky fulfillment center to increase capacity and $1.2 million to acquire certain assets of and enhance a 500-seat customer service center in Melbourne, Florida to expand our customer service capabilities. During fiscal 2003, we spent approximately $5.8 million on continued upgrades to our technology infrastructure and $1.3 million on warehouse equipment for our Louisville, Kentucky fulfillment center. During fiscal 2004, we spent approximately $21.1 million on the purchase and improvement to our new corporate headquarters in King of Prussia, Pennsylvania. Of this amount, we financed $13.0 million, secured through a ten year mortgage on the new corporate headquarters building. In addition, during fiscal 2004, we incurred $6.7 million in capital expenditures to continue to improve our technology infrastructure and open our second fulfillment center located in Shepherdsville, Kentucky.

During fiscal 2005, we expect to continue to further improve our technology infrastructure and our fulfillment and customer service operations.

We had working capital of $35.3 million as of the end of fiscal 2003 and $29.7 million as of the end of fiscal 2004, and an accumulated deficit of $177.6 million for fiscal 2003 and $177.3 million for fiscal 2004.

Operating activities provided net cash of approximately $23.8 million during fiscal 2004. Our principal sources of operating cash during fiscal 2004 were payments received from customers and fee-based partners, which generally approximate our net revenues from product sales and our service fee revenues, respectively. Our principal uses of operating cash during fiscal 2004 were cash paid to product suppliers, which generally approximates our cost of revenues from product sales, employee compensation and partner revenue share payments. Changes in our operating assets and liabilities during fiscal 2004 resulted in a net cash inflow of $8.8 million. The most significant changes were an increase in accounts payable, accrued expenses and other, offset, in part, by an increase in inventory and accounts receivable compared to fiscal 2003. The increase in accounts payable, accrued expenses and other was due primarily to an increase in partner revenue share payments at the end of fiscal 2004, which was related to increased sales volume in fiscal 2004, higher payroll and related accruals at the end of fiscal 2004 compared to fiscal 2003 and an increase in trade accounts payable due primarily to higher inventory levels at the end of fiscal 2004. The increase in inventory was primarily to prepare for new

2004 Annual Report

consumer electronics product launches and to support the growth of our sporting goods business. The increase in accounts receivable was primarily due to higher partner receivables and increased term sales activity including our business-to-business channels. Our investing activities during fiscal 2004 consisted primarily of capital expenditures of $37.4 million. During fiscal 2004, we also purchased $9.7 million and sold $2.6 million of marketable securities and received $3.2 million of payments on notes receivable. Our financing activities during fiscal 2004 consisted primarily of the $13.0 million of proceeds from the mortgage note on our new corporate headquarters building and receipt of $5.1 million in gross proceeds from exercises of common stock options and warrants. During fiscal 2004, we also repaid $1.6 million of capital lease obligations and $0.1 million on the mortgage note.

Operating activities during fiscal 2003 were breakeven on a net cash basis. Our principal sources of operating cash during fiscal 2003 were payments received from customers and fee-based partners, which generally approximate our net revenues from product sales and our service fee revenues, respectively. Our principal uses of operating cash during fiscal 2003 were cash paid to product suppliers, which generally approximates our cost of revenues from product sales, employee compensation and partner revenue share payments. Changes in our operating assets and liabilities during fiscal 2003 resulted in a net cash outflow of $1.1 million. The most significant changes were a decrease in accounts payable, accrued expenses and other, offset, in part, by a decrease in inventory compared to fiscal 2002. The decrease in accounts payable, accrued expenses and other was due primarily to lower payroll and related accruals at the end of fiscal 2003 compared to fiscal 2002, a decrease in accruals related to the operations of Ashford.com and a decrease in trade accounts payable due primarily to lower inventory levels at the end of fiscal 2003, offset, in part, by an increase in partner revenue share payments at the end of fiscal 2003, which was related to increased sales volume in fiscal 2003. The decrease in inventory was due primarily to an improvement in inventory turns from approximately 5.0 in fiscal 2002 to 6.5 in fiscal 2003 and the liquidation of the remaining inventory of Ashford.com. Our investing activities during fiscal 2003 consisted primarily of capital expenditures of $7.5 million. During fiscal 2003, we also purchased $16.0 million and sold $15.6 million of marketable securities, received $2.3 million in gross proceeds from sales of short-term investments and received $0.9 million in principal payments on a note receivable. Our financing activities during fiscal 2003 consisted primarily of the receipt of $1.1 million in gross proceeds from exercises of common stock options and warrants. During fiscal 2003, we also received $0.3 million in gross proceeds from the sale of common stock through our Employee Stock Purchase Plan and repaid $0.1 million of capital lease obligations.

Operating activities provided net cash of approximately $9.6 million during fiscal 2002. Our principal sources of operating cash during fiscal 2002 were payments received from customers and fee-based partners. Changes in our operating assets and liabilities during fiscal 2002 resulted in a net cash inflow of $29.1 million. The most significant changes were increases in accounts payable, accrued expenses and other and deferred revenue as well as a decrease in accounts receivable and the change in inventory compared to fiscal 2001. The increase in accounts payable, accrued expenses and other was due primarily to increases in trade accounts payable, marketing and shipping expense accruals and amounts owed to partners, which were related to increased sales volume in fiscal 2002. The increase in deferred revenue was due primarily to an increase in service fees paid to us in advance by certain partners. The decrease in accounts receivable was due primarily to a net decrease in the receivable related to bulk sales to one entity during fiscal 2001 and fiscal 2002 and increases in our accounts receivable reserves. Inventory at the end of fiscal 2002 was $6.5 million higher than at the end of fiscal 2001. This increase was driven largely by an increase in inventory related to the consumer electronics category. The change in inventory for fiscal 2002 was a source of operating cash as the $12.0 million of inventory acquired from Ashford.com was sold through our e-commerce platform during fiscal 2002. Our principal uses of operating cash during fiscal 2002 were cash paid to product suppliers and employee compensation. During fiscal 2002, we incurred capital expenditures of $29.0 million, purchased $20.6 million and sold $9.1 million of marketable securities, paid $8.9 million for the acquisition of Ashford.com including acquisition costs and received $2.2 million in gross proceeds from the sale of Ashford.com assets. During fiscal 2002, we prepaid $5.2 million of a mortgage note on our corporate headquarters and we retired for $3.1 million a revolving credit facility that had been maintained by Ashford.com prior to our acquisition of Ashford.com. Also during fiscal 2002, our board of

2004 Annual Report

directors authorized, subject to certain business and market conditions, the purchase of up to $10.0 million of our common stock. Under this program we repurchased 73,000 shares of our common stock for an aggregate purchase price of $0.4 million.

We had the following contractual obligations as of the end of fiscal 2004:

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$10,387	$2,175	$3,616	$3,168	$1,428
Purchase obligations(1)	42,384	42,384	—	—	—
Advertising and media agreements	130	130	—	—	—
Partner revenue share payments	37,050	7,450	11,700	13,000	4,900
Accrued interest expense	72	72	—	—	—
Long-term debt obligations	12,945	142	313	354	12,136
Capital lease obligations	1,725	912	813	—	—

Total contractual obligations	$106,556	$55,128	$16,442	$16,522	$18,464

(1)	Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable pricing provisions and the approximate timing of the transactions. These obligations relate primarily to commitments to purchase inventory.

We had a profit of $0.3 million in fiscal 2004. During fiscal 2004, we sustained the cash requirements of our operations through our current cash, cash equivalents, short-term investments and marketable securities.

Prior to fiscal 2004, we financed our e-commerce operations primarily from the sale of equity securities. While we had net income of $.03 million for fiscal 2004, we did not realize net income for the full years of fiscal 2001, fiscal 2002 or fiscal 2003. In order to fund our anticipated operating expenses and realize net income, our revenues must continue to increase significantly.

In the future, we may seek to raise capital through financing transactions. If we are unable to raise capital, or if we raise less capital than we desire, or if cash flows are insufficient to fund our expenses, we may need to raise additional funds in future periods through public or private debt or equity financings or other arrangements to fund our operations. Failure to raise future capital when needed could seriously harm our business and operating results. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders would be reduced to the extent they did not participate in that financing. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

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

2004 Annual Report

Revenue Recognition

We recognize revenues from product sales or services provided when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

We recognize revenue from product sales, net of estimated returns based on historical experience and current trends, upon shipment of products to customers. We ship the majority of products from our fulfillment centers in Louisville and Shepherdsville Kentucky. In fiscal 2002, we also shipped products from Ashford.com’s jewelry and luxury goods fulfillment center that we formerly maintained in Houston, Texas. We also rely upon certain vendors to ship products directly to customers on our behalf. We act as principal in these transactions, as orders are initiated directly through the e-commerce businesses that we operate, we take title to the goods at the shipping point and have the economic risk related to collection, customer service and returns.

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

Accounting for Inventory

Inventory, primarily consisting of sporting goods, athletic equipment, footwear, apparel and consumer electronics, is valued at the lower of cost (determined using the weighted average method) or market. Inherent in this valuation are significant management judgments and estimates, including among others, assessments concerning obsolescence and shrinkage rates. Based upon these judgments and estimates, which are applied consistently from period to period, we record valuation allowances to adjust the carrying amount of our inventory. We record a charge for obsolescence based upon, among other factors, the amount of inventory which has an aging of greater than one year and the anticipated mark-downs required to sell the inventory in the normal course of business. We record a charge for inventory shrinkage for damages and other losses based on rates experienced in our fulfillment centers.

2004 Annual Report

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

We also record stock-based compensation as deferred partner revenue share charges are amortized. These deferred partner revenue share charges, which are included in other assets, have resulted from the exercise of a right to receive 1,600,000 shares of our common stock in lieu of future cash revenue share payments, and were $11.8 million as of the end of fiscal 2003 and $10.1 million as of the end of fiscal 2004. The deferred partner revenue share charges are amortized as the revenue share expense is incurred based on actual revenues recognized in a given period and the imputed partner revenue share percentage, which is based on the value of our common stock that was issued upon exercise of the right.

In December 2004, the Financial Accounting Standards Board, or FASB, issued Financial Accounting Standards Board Statement No. 123R “Share-Based Payment”, or FAS 123R, which replaces Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation,” or FAS 123, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In addition, FAS 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. We are required to adopt FAS 123R in our third quarter of 2005, beginning July 3, 2005. Under FAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. We have preliminarily decided to use the prospective method for transition as of the effective date of FAS 123R. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of FAS 123R. We are evaluating the requirements of FAS 123R and we expect that the adoption of FAS 123R will have a material impact on our consolidated results of operations and earnings per share. In light of our anticipated adoption of FAS 123R, we and our compensation committee are reevaluating our current incentive

2004 Annual Report

compensation strategies . See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an analysis of the impact on our income statement of recognizing share-based payments based on their fair value in accordance with SFAS No. 123 prior to amendment in December 2004.

Certain Related Party Transactions

In fiscal 2000 and 2001, Interactive Technology Holdings, LLC, a joint venture of Comcast Corporation and QVC, Inc., acquired 10,797,900 shares of our common stock and warrants to purchase 300,000 shares of our common stock, which accounted for approximately 26.0% of our outstanding common stock as of January 1, 2005. On January 31, 2005, ITH effected a distribution of all of its assets, including shares of GSI common stock, to entities affiliated with Comcast and QVC. As of March 1, 2005, QVC beneficially owned approximately 20.0% of our outstanding common stock. M. Jeffrey Branman, one of our directors, was the President of Interactive Technology Services, which served as financial advisor to ITH through its dissolution.

In fiscal 2000, we entered into a website development and distribution agreement with iQVC, a division of QVC, Inc., pursuant to which we provide technology, procurement and fulfillment services for QVC, including selling sporting goods, recreational and/or fitness related equipment and related products, apparel and footwear to QVC for resale through the QVC website. We recognized net revenues of $1.8 million in fiscal 2004 on sales to QVC under this website development and distribution agreement. The terms of these sales are comparable to those with our other business-to-business partners. Included in accounts receivable as of the end of fiscal 2004 was $0.1 million related to these sales.

In fiscal 2003, we entered into a services agreement with QVC, Inc. pursuant to which QVC provided shipping services to us in exchange for fees. The fees charged to us by QVC were determined through arms-length negotiations. We incurred fees of $1.1 million in fiscal 2004. Of those fees, $1.0 million related directly to products shipped and was charged to cost of revenues from product sales and the remaining $0.1 million related to fulfillment services provided and was charged to sales and marketing expense. We expect that this agreement will terminate in accordance with its terms in April 2005.

We were the beneficial owner of Series C and Series D Convertible Preferred Stock of Odimo Incorporated, referred to as Odimo, and warrants to acquire additional shares of Series C and Series D Convertible Preferred Stock of Odimo. These securities were acquired in connection with the sale of certain assets of our Ashford.com subsidiary in 2002.

In February, 2005, Odimo completed an initial public offering through the issuance of 3,125,000 shares of its common stock. Effective upon completion of Odimo’s initial public offering, we exercised our warrants to acquire Series C and Series D Convertible Preferred Stock of Odimo and converted all of such shares, along with our already held shares of Series C and Series D Convertible Preferred Stock of Odimo, into an aggregate of 824,594 shares of common stock of Odimo. We own approximately 11.5% of the outstanding common stock of Odimo Incorporated. SOFTBANK Capital Partners LLC and its affiliates collectively own approximately 11.9% of the outstanding common stock of Odimo. SOFTBANK Capital Partners LLC and its affiliates collectively own approximately 20.7% of our outstanding common stock. Ronald D. Fisher, our director, is vice-chairman of SOFTBANK Holdings Inc. and SOFTBANK Corp. and a managing general partner of SOFTBANK Capital Partners LP, which are affiliates of SOFTBANK Capital Partners LLC, and Michael S. Perlis, our director, is also managing partner of SOFTBANK Capital Partners LP.

In exchange for Rustic Canyon Partners forfeiting its right to designate one member to GSI’s board of directors on June 25, 2004, GSI’s board of directors approved the issuance to Rustic Canyon Partners of a warrant to purchase 12,500 shares of GSI’s common stock with a term of five years and an exercise price equal to the closing price of GSI’s common stock as reported on the Nasdaq National Market on the date immediately preceding the date of the approval of such issuance. Mark S. Menell, our director, is a partner of Rustic Canyon Partners.

2004 Annual Report

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

The following table provides information about our cash equivalents and marketable securities, including principal cash flows by expected maturity and the related weighted average interest rates as of the end of fiscal 2004:

	Fiscal Year					Thereafter	Total	Estimated Fair Value at the End of Fiscal 2004
	2005	2006	2007	2008	2009
	(in thousands, except percentages)
Money market accounts	$7,667	$—	$—	$—	$—	$—	$7,667	$7,667
Weighted average interest rate	2.04%	—	—	—	—	—	2.04%
Auction rate certificates	$36,500	—	—	—	—	—	$36,500	36,500
Weighted average interest rate	2.46%	—	—	—	—	—	2.46%
U.S. government agency securities	$9,800	—	—	—	—	—	$9,800	9,737
Weighted average interest rate	1.95%	—	—	—	—	—	1,95%
Corporate bonds	$9,163	—	—	—	—	—	$9,103	9,122
Weighted average interest rate	1.97%	—	—	—	—	—	1.97%

Cash equivalents and marketable securities	$63,130	$—	$—	$—	$—	$—	$63,130	$63,026

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

Not applicable.

ITEM 9A:    CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation, as of January 1, 2005, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e).

2004 Annual Report

Based on this evaluation, our chief executive officer and our chief financial officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to us during the period when our periodic reports are being prepared.

GSI’s annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements due to human error, or the improper circumvention or overriding of internal controls. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may change over time.

Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation, as of January 1, 2005, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, our management concluded that, as of January 1, 2005 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our independent registered public accounting firm, Deloitte & Touche LLP, have issued an attestation report on our assessment of GSI’s internal control over financial reporting. Their report appears on page F-2 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting. We monitor and evaluate on an ongoing basis our internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, we modify and refine our internal processes and controls as conditions warrant. As required by Rule 13a-15(d), our management, including our chief executive officer and the chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended January 1, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

ITEM 9B:    OTHER INFORMATION.

Not applicable.

2004 Annual Report

PART III

ITEM 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth information concerning GSI’s directors. Our directors are serving one-year terms ending at the 2005 Annual Meeting and until their respective successors are elected and qualified.

Name	Age(1)	Position(s) Held in the Company	Director Since
Michael G. Rubin	32	Chairman, Co-President and Chief Executive Officer	1995
Kenneth J. Adelberg	52	Director	1995
M. Jeffrey Branman	49	Director	2001
Ronald D. Fisher	57	Director	2000
Harvey Lamm	69	Director	1998
Mark S. Menell	40	Director	2000
Michael S. Perlis	52	Director	2001
Jeffrey F. Rayport	45	Director	1999

(1)	As of March 15, 2005

Michael G. Rubin has served as our chairman of the board and chief executive officer since July 1995, as our president from June 2000 through May 2004, and as co-president since May 2004.

Kenneth J. Adelberg has been one of our directors since July 1995. Mr. Adelberg has served as president and chief executive officer of HiFi House Group of Companies, a privately-held consumer electronics retailer based in Broomall, PA, since 1987. Mr. Adelberg was a founding stockholder of US Wats, Inc., a publicly-traded company specializing in business telecommunications services, located in Bala Cynwyd, PA, which was established in 1989. Mr. Adelberg is a founding stockholder and director of Republic Bank, Philadelphia, PA, a publicly-traded bank which has been in operation since 1989. Mr. Adelberg is also a director of Trackpower, Inc. and Wireless Age Communications, Inc.

M. Jeffrey Branman has been one of our directors since October 2001. Mr. Branman served as president of Interactive Technology Services, a subsidiary of Comcast Corporation, a developer, manager and operator of broadband cable networks, from April 2000 through March 2005. Interactive Technology Services served as financial advisor to Interactive Technology Holdings, LLC, a joint venture of Comcast Corporation and QVC, Inc., until its liquidation in January 2005. From March 1996 to February 2000, Mr. Branman was senior vice president corporate development of Foot Locker, Inc. and chief executive officer of FootLocker.com, the internet and direct marketing subsidiary of Foot Locker.

Ronald D. Fisher has been one of our directors since March 2000. Mr. Fisher currently serves as the vice chairman of SOFTBANK Holdings Inc. and SOFTBANK Corp. and a managing general partner of SOFTBANK Capital Partners LP, a late-stage private equity organization. He joined SOFTBANK in October 1995. From January 1990 to September 1995, Mr. Fisher was chief executive officer of Phoenix Technologies, Ltd., a developer and marketer of system software products. Mr. Fisher is also a director of SOFTBANK Corporation, E*TRADE Group, Inc., and Vie Financial Group, Inc.

Harvey Lamm has been one of our directors since April 1998. Mr. Lamm has served as a director and chief executive officer of Vintek Corporation, a privately-held company based in Philadelphia, PA, since 1996. Vintek specializes in automated title management and the development of tools to reduce cost and manage risk for automotive finance institutions. From 1990 to 1996, Mr. Lamm spent his time managing his own investments. From 1967 until 1990, Mr. Lamm served as chairman of the board, chief executive officer, president and chief operating officer of Subaru of America, Inc., until its acquisition by Fuji Heavy Industries Ltd. Mr. Lamm helped

2004 Annual Report

found Subaru of America, which was the exclusive importer of Subaru brand vehicles in the United States and was a publicly-traded company listed on the Nasdaq National Market.

Mark S. Menell has been one of our directors since April 2000. Mr. Menell has been a partner of Rustic Canyon Partners, a venture capital firm, since January 2000. From August 1990 to January 2000, Mr. Menell was an investment banker at Morgan Stanley & Co. Incorporated, most recently as principal and co-head of Morgan Stanley’s Technology Mergers and Acquisitions Group, based in Menlo Park, CA.

Michael S. Perlis has been one of our directors since May 2001. Mr. Perlis has been a managing partner of SOFTBANK Capital Partners LP, a late-stage private equity organization, since July 2000. From November 1998 to June 2000, Mr. Perlis was employed by Ziff-Davis Publishing Holdings Inc., an integrated media company and technology magazine publisher, most recently as president and chief executive officer. From June 1996 to October 1998, Mr. Perlis served as president, chief operating officer and partner of TVSM Inc., a publisher of system specific television listing and guidance publications.

Dr. Jeffrey F. Rayport has been one of our directors since April 1999. Dr. Rayport has been chairman of Marketspace LLC, an information industries strategy and research business of Monitor Group, headquartered in Cambridge, Massachusetts, since October 2003 and was chief executive officer of Marketspace from September 1998 to October 2003. From January 1995 through September 1999, Dr. Rayport was a faculty member in the service management unit at the Harvard Business School. Dr. Rayport is also a director of ValueClick Inc.

Information concerning our executive officers who are not also directors is included in Part I, Item 4.1 of this Annual Report on Form 10-K.

Right to Designate Directors

The stock purchase agreements pursuant to which certain funds affiliated with SOFTBANK Holdings Inc., or SOFTBANK, acquired their shares of our common stock provide that SOFTBANK has the right to designate up to two members of our board of directors, depending on the number of shares of our common stock held by SOFTBANK. SOFTBANK also has the right to have one of its directors serve as a member of each committee of our board of directors. Messrs. Fisher and Perlis are the current SOFTBANK members of our board of directors. The stock purchase agreement pursuant to which Interactive Technology Holdings, LLC, or ITH, acquired its shares of our common stock provided that ITH had the right to designate up to two members of our board of directors, depending on the number of shares of our common stock held by ITH. On January 31, 2005, ITH effected a distribution of all of its assets, including shares of our common stock, to its members. In the liquidation, QK Holdings, Inc., or QK Holdings, was assigned ITH’s rights under the stock purchase agreement, including the right to designate members to our board of directors. QK Holdings also has the right to have one of its directors serve as a member of each committee of our board of directors. Mr. Branman was ITH’s designee until its liquidation. As of March 15, 2005, QK Holdings had not designated a member of our board of directors. QK Holdings is an affiliate of QVC.

Voting Agreements

Mr. Rubin entered into a voting agreement, dated as of May 1, 2000, in favor of SOFTBANK, pursuant to which, among other things, Mr. Rubin agreed that he would vote all shares of our common stock then held by him in favor of election to the board of directors of the directors that SOFTBANK would be entitled to designate. In addition, Mr. Rubin, as a stockholder, agreed not to take any action to remove any of our directors designated by SOFTBANK.

SOFTBANK also entered into a voting agreement in favor of Mr. Rubin, dated as of May 1, 2000, relating to the election of directors designated by Mr. Rubin. Pursuant to this voting agreement, SOFTBANK agreed that it would vote all shares of our common stock then held by it with respect to all directorships other than those

2004 Annual Report

which it was entitled to designate (i) in favor of any member of our board of directors who was a member of the board of directors prior to April 27, 2000, and any director who is thereafter chosen to fill any vacancy on the board of directors or who is elected as a director, referred to as continuing director, and who, in either event, is not a director designated by SOFTBANK and in connection with his or her initial assumption of office is recommended for appointment or election by a majority of the continuing directors then on the board of directors, and (ii) against the election of any directors other than those directors specified in clause (i) of this sentence.

Mr. Rubin and ITH entered into a voting agreement, dated as of September 13, 2000, whereby (i) Mr. Rubin agreed, among other things, that he would vote all of his shares of our common stock in favor of election to our board of directors of the directors that ITH would be entitled to designate, and (ii) ITH agreed, among other things, that ITH would vote all of its shares of our common stock in favor of election to our board of directors of certain continuing directors (as such term is defined therein). ITH assigned its rights under this voting agreement to QK Holdings.

SOFTBANK and ITH also entered into a voting agreement, dated September 13, 2000, whereby (i) SOFTBANK agreed, among other things, that SOFTBANK would vote all of its shares of our common stock in favor of election of our board of directors of the directors that ITH would be entitled to designate, and (ii) ITH agreed, among other things, that ITH would vote for all of its shares of our common stock in favor of election to our board of directors of the directors that SOFTBANK would be entitled to designate. ITH assigned its rights under this voting agreement to QK Holdings.

Audit Committee

The board of directors has a separately designated standing audit committee. The current members of the audit committee are Messrs. Lamm and Menell and Dr. Rayport. The board of directors has determined that Mr. Menell is independent as defined in the applicable listing standards of the Nasdaq Stock Market and SEC regulations and qualifies as an audit committee financial expert as that term is defined in SEC regulations.

Director Nomination Process

On March 8, 2005, our board of directors amended and restated our bylaws. Our amended and restated bylaws set forth new procedures which stockholders must follow for nominations of directors to be brought before a meeting of our stockholders.

According to our amended and restated bylaws, for nominations to be properly brought before an annual meeting by a stockholder, the stockholder must have given notice in writing to our Secretary at our principal executive offices not later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the first anniversary of the preceding year’s annual meeting. The timing of the notice is subject to change in the event that the date of our annual meeting is advanced more than 30 days prior to or delayed by more than 30 days after the anniversary of the preceding year’s annual meeting, or in the event that the number of directors to be elected to our board of directors is increased and there is no public announcement naming all of the nominees for director or specifying the size of the increased board of directors made by us at least 100 days prior to the first anniversary of the preceding year’s annual meeting.

A stockholder’s notice must set forth:

(A) as to each person whom the stockholder proposed to nominate for election or reelection as a director all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors in an election contest, or is otherwise required by Regulation 14A under the Exchange Act and Rule 14a-4(d) thereunder (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected); and

2004 Annual Report

(B) as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made (i) the name and address of such stockholder, and of such beneficial owner, (ii) the class and number of shares which are owned beneficially and of record by such stockholder and such beneficial owner, and (iii) whether either such stockholder or beneficial owner intends to deliver a proxy statement and form of proxy to holders of, in the case of the proposal, at least the percentage of our voting shares required under applicable law to carry the proposal or, in the case of a nomination or nominations, a sufficient number of holders of the corporation’s voting shares to elect such nominee or nominees (an affirmative statement of such intent, a “Solicitation Notice”).

If the stockholder, or the beneficial owner on whose behalf any such nomination is made, has provided the corporation with a Solicitation Notice, such stockholder or beneficial owner must, in the case of a nomination or nominations, have delivered a proxy statement and form of proxy to holders of a percentage of the corporation’s voting shares reasonably believed by such stockholder or beneficial owner to be sufficient to elect the nominee or nominees proposed to be nominated by such stockholder, and must, in either case, have included in such materials the Solicitation Notice.

Our amended and restated bylaws also set forth procedures which stockholders must follow for nominations of directors to be brought before a special meeting of stockholders. See Exhibit 3.3 to this Annual Report on Form 10-K.

Except as otherwise provided by law, the chairman of the meeting has the power and duty to determine whether a nomination to be brought before the meeting was made in accordance with the procedures set forth in our amended and restated bylaws and, if any proposed nomination is not in compliance with our amended and restated bylaws, to declare that the defective nomination will not be presented for stockholder action at the meeting and will be disregarded.

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

To GSI’s knowledge, based solely on a review of the copies of such reports furnished to GSI and written representations that no other reports were required, all Section 16(a) filing requirements applicable to GSI’s executive officers, directors and greater than 10% beneficial stockholders were complied with during fiscal 2004, except that the following reports were not timely filed: Mr. Adelberg filed three late Forms 4 which covered 5 transactions purchasing common stock; Steven C. Davis filed a late Form 4 which covered the exercise of stock options, sale of common stock and the gifting of common stock; Mr. Lamm filed three late Forms 4 which covered the exercise of stock options, grant of stock options, and 5 transactions selling common stock; and Messrs. Branman, Fisher, Menell, Mintzer and Perlis, Dr. Rayport and James F. Flanagan each filed a late Form 4 which covered the grant of stock options.

Code of Ethics

GSI adopted a Finance Code of Professional Conduct (code of ethics) that applies to GSI’s principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. GSI hereby undertakes to provide a copy of this code to any person, without charge, upon request. Requests for a copy of this code may be made in writing addressed to: Investor Relations, GSI Commerce, Inc., 935 First Avenue, King of Prussia, PA 19046. Amendments to the Finance Code of Professional Conduct will be posted on GSI’s corporate Web site located at www.gsicommerce.com.

2004 Annual Report

ITEM 11:	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information regarding compensation earned during the last three fiscal years by GSI’s Chief Executive Officer and each of GSI’s and/or its subsidiaries’ four other most highly compensation executive officers during fiscal 2004 (each, a “Named Officer”).

		Annual Compensation			Long Term Compensation Awards(1)
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)(2)	Restricted Stock Award(s) ($)(3)	Securities Underlying Options (#)(4)	All Other Compensation(5) ($)
Michael G. Rubin	2004	$430,730	$—	$—	$—	—	$10,333
Chairman, Co-President and Chief Executive Officer of GSI	2003 2002	388,750 350,000	— —	— —	— —	225,000 —	12,382 10,832
Robert W. Liewald	2004	272,596	—	—	53,124		6,680
Executive Vice President, Merchandising of GSI	2003 2002	262,212 250,000	35,000 —	— —	— —	75,000 —	8,598 7,991
Arthur H. Miller	2004	326,423	100,000	—	—	—	10,205
Executive Vice President and General Counsel	2003 2002	311,058 250,000	100,000 100,000	— —	— —	75,000 —	12,242 7,382
Damon Mintzer	2004	311,538	—	—	53,124	50,000	7,569
President and Chief Operating Officer of Global-QVC Solutions, Inc.	2003 2002	311,538 300,000	— —	— —	— —	75,000 —	9,766 9,390
Joseph N. Seibert	2004	276,923	137,500	—	—	—	300
Former Senior Vice President and Chief Information Officer(6)	2003	220,192	125,000	—	—	165,000	—

(1)	We did not grant any stock appreciation rights during the years presented.
(2)	Excludes perquisites and other personal benefits that do not, in the aggregate, exceed $50,000 or 10% of each officer’s total salary and bonus.
(3)	A restricted stock award of 5,700 shares was granted by the Compensation Committee on August 31, 2004 to each of Messrs. Liewald and Mintzer, and each is scheduled to vest as to 25% of the total number of shares subject to the award on each of the first, second, third and fourth anniversary dates of the grant of the award. The market value of the common stock as of August 31, 2004 was $9.32 per share. At January 1, 2005, the unvested portion of the restricted stock award for each of Messrs. Liewald and Mintzer was 5,700 shares. In fiscal 2004, the unvested value of the restricted stock award made to each of Messrs. Liewald and Mintzer was $101,346, assuming the market value of the common stock of $17.78 on January 1, 2005. If dividends are declared by our board of directors, dividends will be paid on the shares of restricted stock.
(4)	On November 30, 2004, the Compensation Committee granted to Mr. Mintzer options to purchase 50,000 shares of common stock at an exercise price of $13.62.
(5)	For fiscal 2004, all other compensation consists of (i) our matching contributions under our 401(k) Profit Sharing Plan in the amount of $10,033, $6,380, $9,905, and $7,269 for Messrs. Rubin, Liewald, Miller and Mintzer, respectively, and (ii) insurance premiums in the amount of $300 paid by us with respect to term life insurance for each of Messrs. Rubin, Liewald, Miller, Mintzer and Seibert.
(6)	Mr. Seibert began employment with us in February 2003. Mr. Seibert’s employment with GSI terminated on February 6, 2005.

2004 Annual Report

Option/SAR Grants in Last Fiscal Year

The following table sets forth certain information regarding options to purchase shares of Common Stock granted to the Named Officers during fiscal 2004. No SARs were granted during fiscal 2004.

	Individual Grants				Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
Name	Number of securities underlying Options/SARs Granted (#)(2)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	5%($)	10%($)
Michael G. Rubin	—	—	—	—	—	—
Chairman, Co-President and Chief Executive Officer
Robert W. Liewald	—	—	—	—	—	—
Executive Vice President, Merchandising
Arthur H. Miller	—	—	—	—	—	—
Executive Vice President and General Counsel
Damon Mintzer	50,000	6.5%	$13.62	11/29/14	$428,277	$1,085,339
President and Chief Operating Officer of Global-QVC Solutions, Inc.
Joseph N. Seibert	—	—	—	—	—	—
Former Senior Vice President and Chief Information Officer of GSI Commerce Solutions, Inc.

(1)	Represents the difference between the market value of the Common Stock for which the option may be exercised, assuming that the market value of the Common Stock on the date of grant appreciates in value to the end of the ten-year option term at annualized rates of 5% and 10%, respectively, and the exercise price of the option. The rates of appreciation used in this table are prescribed by regulation of the SEC and are not intended to forecast future appreciation of the market value of the Common Stock.
(2)	This option vests in two equal installments: 50% vested on November 30, 2004 and 50% will vest on November 30, 2005. In the event of a change of control as defined in the 1996 Equity Incentive Plan and Mr. Mintzer suffers a status change, as defined in the non-incentive stock option agreement, within 12 months following a change of control, the option will automatically vest with regard to one year’s worth of vesting, or 25,000 shares.

2004 Annual Report

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

The following table sets forth information regarding options to purchase shares of Common Stock exercised by the Named Officers during fiscal 2004 under our stock option plans and the values of options held by such individuals at the end of fiscal 2004. The Named Officers do not have any SARs.

Name	Shares Acquired on Exercise(#)	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year End Exercisable/Unexercisable	Value of Unexercised In- the-Money Options at Fiscal Year End Exercisable/Unexercisable(1)
Michael G. Rubin	—	—	862,500/362,500	$10,038,000/$3,929,500
Robert W. Liewald	—	—	232,500/37,500	2,406,300/291,750
Arthur H. Miller	—	—	262,500/37,500	2,759,375/291,750
Damon Mintzer	—	—	118,750/81,250	1,013,375/601,625
Joseph N. Seibert	—	—	72,500/92,500	925,050/1,232,650

(1)	Values for “in-the-money” options represent the positive spread between the respective exercise prices of outstanding options and the fiscal year-end value of the Common Stock at January 1, 2005, which was $17.78.

Employment Agreements

Michael G. Rubin. Mr. Rubin’s employment agreement with us terminated pursuant its terms on December 31, 2004. We are currently negotiating an employment agreement with him. Mr. Rubin’s terminated employment agreement with us became effective January 1, 2001, and had a term of four years. Under this employment agreement, Mr. Rubin served as our president and chief executive officer. Pursuant to the terms of this agreement, Mr. Rubin was entitled to receive (i) an annual base salary of $325,000 during fiscal 2001, subject to annual increases of $25,000 in each successive year, (ii) an annual bonus in such amount and based upon the achievement of such goals as Mr. Rubin and the Compensation Committee determined, (iii) an automobile allowance of $2,000 per month and (iv) other benefits similar to those provided to our other officers. We were able to terminate Mr. Rubin’s employment agreement for cause, which was defined to include gross negligence or willful misconduct in the performance of his duties under the agreement, willful breach of the agreement or conviction of a felony. Mr. Rubin was able to terminate his employment with us for good reason, which was defined to include, among other things, demotion or removal from his position or diminishment of his duties, reduction in base salary or a material reduction in benefits, breach of the agreement by us or relocation of Mr. Rubin’s principal place of employment. In the event of termination by us other than for cause or termination by Mr. Rubin for good reason, we were obligated to pay to Mr. Rubin two years of his base salary, in accordance with our normal payroll practices, and provide Mr. Rubin with his benefits during such two-year period. Under his employment agreement, for a period of two years following his termination, Mr. Rubin was prohibited from engaging in a business that is competitive with our business or from soliciting employees of us to become an employee of someone else.

Robert W. Liewald. On April 23, 2002, we entered into an employment agreement with Mr. Liewald to serve as our executive vice president, merchandising for an initial term beginning April 23, 2002 and ending December 31, 2005. Under this agreement, Mr. Liewald is entitled to receive: (i) an annual base salary of $262,500 for fiscal 2002, subject to annual increases in accordance with our annual performance review procedures, (ii) an annual bonus in such amount as may be determined by our chief executive officer and (iii) other benefits similar to those provided to our other officers. We may terminate Mr. Liewald’s employment agreement for cause, which is defined to include gross negligence or willful misconduct in the performance of his duties under the agreement, material breach of any agreement between Mr. Liewald and us, conduct that is inimical or injurious, in a material respect, to our business or conviction of a felony. In the event of termination by us other than for cause, we will pay to Mr. Liewald six months of his base salary, in accordance with our normal payroll practices. Mr. Liewald’s employment agreement contains a restrictive covenant similar to the one in Mr. Rubin’s agreement, which restrictive covenant is for a period of one year, or if Mr. Liewald is terminated without cause, for a period of six months.

2004 Annual Report

Arthur H. Miller. On August 9, 1999, we entered into an employment agreement with Mr. Miller to serve as our executive vice president and general counsel for an initial term of five years beginning September 20, 1999. Effective as of April 23, 2002, Mr. Miller’s agreement was extended by two years to December 31, 2006. Under this agreement, Mr. Miller is entitled to receive: (i) an annual base salary of $200,000 for fiscal 2000 subject to annual increases of $25,000, (ii) an annual bonus of $100,000, (iii) an automobile allowance of $1,000 per month and (iv) other benefits similar to those provided to our other officers. We may terminate Mr. Miller’s employment agreement for cause, which is defined similarly to the definition of cause in Mr. Rubin’s agreement. In addition, Mr. Miller may terminate his agreement for good reason, which is defined similarly to the definition of good reason in Mr. Rubin’s agreement. In the event of termination by us other than for cause or termination by Mr. Miller for good reason, we will pay to Mr. Miller a lump sum payment equal to the sum of one year of his base salary plus his annual bonus and provide Mr. Miller with his benefits for one year after his termination. Mr. Miller’s employment agreement contains a one year restrictive covenant similar to the one in Mr. Rubin’s agreement.

Damon Mintzer. On June 12, 2001, Global-QVC Solutions, Inc., a wholly-owned subsidiary of GSI (“GQVC”), entered into a personal services agreement with Mr. Mintzer to serve as president and chief operating officer of GQVC for a term of three years, beginning June 12, 2001. Mr. Mintzer’s employment agreement terminated pursuant to its terms on June 30, 2004. We are currently negotiating an employment agreement with him. Under this agreement, Mr. Mintzer was entitled to receive: (i) an annual base salary of $300,000 for fiscal 2001, subject to annual increases in accordance with our annual performance review procedures, (ii) an annual bonus based upon the achievement of goals with respect to the operating income of GQVC, (iii) an annual bonus in such other amount as may be determined by our chief executive officer and (iv) other benefits similar to those provided to GSI’s officers. GQVC was able to terminate Mr. Mintzer’s employment for cause, which was defined as fraud, misappropriation or embezzlement against GQVC, willful, reckless or grossly negligent conduct in the performance of his duties under the agreement, violation of law which was materially injurious to GQVC, conviction of a felony, being charged with a felony the defense of which rendered him substantially unable to perform his services under the agreement or material breach of any agreement between Mr. Mintzer and GQVC which breach was not cured. In addition, Mr. Mintzer was able to terminate his agreement for good reason, which was defined as GQVC’s breach of the agreement, or no reason at all.

Joseph N. Seibert. On January 8, 2003, we entered into an employment agreement with Mr. Seibert to serve as our senior vice president and chief information officer, beginning on or about January 27, 2003. Under this agreement, Mr. Seibert was entitled to receive: (i) an annual base salary of $250,000, subject to annual increases in accordance with our annual performance review procedures, (ii) an annual bonus up to 50% of his annual base salary based upon the achievement of certain goals by us and Mr. Seibert, (iii) other benefits similar to those provided to GSI’s other officers. Mr. Seibert was entitled to receive an automobile allowance equal to $500 per month. Mr. Seibert’s employment was terminable by us or Mr. Seibert at any time. In the event we terminated Mr. Seibert’s employment without cause, as defined in the agreement, after the first six months of his employment, Mr. Seibert was entitled to severance in an amount equal to three months of his base salary for the year in which such termination occurred to be paid in accordance with our normal payroll practices. Mr. Seibert’s employment with GSI terminated on February 6, 2005.

GSI entered into entered into a separation agreement with Mr. Seibert pursuant to which GSI agreed to pay Mr. Seibert a lump sum payment of $137,500 on March 31, 2005 and a lump sum payment of approximately $115,000 on June 30, 2005, subject to Mr. Seibert’s compliance with the terms and conditions of the agreement.

Benefit Plans

The following descriptions summarize our employee benefits plans pursuant to which the Named Officers receive benefits.

1996 Equity Incentive Plan

We have a 1996 Equity Incentive Plan referred to as the “1996 Plan”, that is intended to promote the long-term retention of our key employees and other persons who are in a position to make significant contributions to

2004 Annual Report

the success of our company, further reward these employees and other persons for their contributions to our growth and expansion, provide additional incentive to these employees and other persons to continue making similar contributions and to further align the interests of these employees and other persons with those of our stockholders.

To achieve these purposes, the 1996 Plan permits grants of incentive stock options, options not intended to qualify as incentive stock options, stock appreciation rights, restricted and unrestricted stock awards, deferred stock awards, performance awards, loans and supplemental awards. The maximum total number of shares for which awards may be granted under the plan is 9,500,000 shares of our common stock, subject to appropriate adjustment in a manner determined by the board of directors to reflect changes in our capitalization.

The 1996 Plan is administered by our board of directors, which determines, among other things and subject to certain conditions, the persons eligible to receive awards, the persons who actually receive awards, the type of each award, the number of shares of common stock subject to each award, the date of grant, exercise schedule, vesting schedule and other terms and conditions of each award, whether to accelerate the exercise or vesting schedule or waive any other terms or conditions of each award, whether to reduce the exercise price of an option after the date of grant, whether to amend or cancel an award and the form of any instrument used under the 1996 Plan. The board of directors has the right to adopt rules for the administration of the 1996 Plan, settle all controversies regarding the 1996 Plan or any award, and construe and correct defects and omissions in the 1996 Plan or any award. The 1996 Plan may be amended, suspended or terminated by the board of directors, subject to certain conditions, provided that stockholder approval will be required whenever necessary for the 1996 Plan to continue to satisfy the requirements of certain securities and tax laws, rules and regulations. The board of directors may delegate its authority under the 1996 Plan to a committee of the board. The board of directors has delegated its authority to the compensation committee of the board.

As of January 1, 2005, 25,300 shares of restricted stock, options to purchase 5,891,018 shares of common stock were outstanding under the 1996 Plan. Accordingly, as of January 1, 2005, the total number of additional shares for which awards could be granted under the 1996 Plan was 1,215,100 shares of our common stock.

2005 Equity Incentive Plan

On March 8, 2005, our board of directors adopted, subject to stockholder approval, the GSI Commerce, Inc. 2005 Equity Incentive Plan, referred to as the 2005 Plan. The 2005 Plan provides for the grant of (i) incentive stock options, (ii) nonstatutory stock options, (iii) stock purchase awards, (iv) stock bonus awards, (v) stock appreciation rights, (vi) stock unit awards, and (vii) other stock awards. The 2005 Plan will submitted for stockholder approval at our 2005 annual meeting. If the 2005 Plan is adopted by stockholders, the 2005 Plan will replace, on a prospective basis, our 1996 Plan and no new grants will be made from the 1996 Plan. Any shares remaining available for issuance under the 1996 Plan will be rolled into the 2005 Plan. A maximum of 2,000,000 shares plus those shares remaining available for issuance under the 1996 Plan will be available for issuance under the 2005 Plan.

2005 Leadership Bonus Plan

On January 24, 2005, GSI’s compensation committee approved the 2005 leadership bonus plan, which is not set forth in a written agreement, for certain management-level employees, including the Named Executive Officers. Under the 2005 leadership bonus plan, if GSI achieves certain EBITDA targets approved by the compensation committee, GSI will establish a fixed bonus pool to be paid out to eligible participants. Each eligible participant’s bonus will be funded from this fixed pool and will be based upon a percentage of that participant’s base salary.

The 2005 leadership bonus plan sets the annual incentive bonus targets for each level of eligible employee. The target bonus for senior management, including the Named Executive Officers, is equal to up to 50% of each

2004 Annual Report

individual’s base salary. If GSI achieves certain EBITDA targets, each eligible participant will receive 75% of that individual’s target bonus amount, with the remaining 25% subject to upward or downward adjustment based upon individual performance. Under the 2005 leadership bonus plan, one-third of the aggregate amount of bonus to be paid to each participant will be paid in cash and two-thirds will be paid in restricted stock or deferred stock. Each restricted stock award or deferred stock award paid under the 2005 leadership plan will be 50% vested when issued, with the remaining 50% vesting on the first anniversary of the issue date

Director Compensation

Under our current policy, as compensation for their service as our directors, each non-employee director receives an option to purchase 25,000 shares of our common stock upon his or her initial election as a director and an option to purchase 10,000 shares of our common stock on each subsequent annual election as a director. The directors do not receive any cash compensation for their services on our behalf but are reimbursed for reasonable travel and lodging expenses incurred in attending meetings of the board of directors and any committee. Mr. Rubin, the only director who is also an officer of us, does not receive any separate compensation for acting in his capacity as a director.

Compensation Committee Interlocks and Insider Participation

During fiscal 2004, the compensation committee consisted of Messrs. Branman, Perlis and Adelberg. None of the members of the board’s compensation committee is or has been an officer or employee of GSI.

No person who served as a member of the compensation committee during fiscal 2004 was a current or former officer or employee of GSI or, except as described in Part III, Item 13 of this Annual Report on Form 10-K, engaged in certain transactions with GSI required to be disclosed by regulations of the SEC. There were no compensation committee “interlocks” during fiscal 2004, which generally means that none of our executive officers served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or member of our compensation committee.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information, as of March 15, 2005, concerning the beneficial ownership of our common stock by:

•	each person known by us to be the beneficial owner of five percent or more of our outstanding common stock;

•	our chief executive officer and four most highly compensated executive officers and each director; and

•	our directors and executive officers as a group.

Unless otherwise specified, all persons listed below have sole voting and investment power with respect to their shares. The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the Securities and Exchange Commission. Accordingly, they may include securities owned by or for, among others, the spouse and/or minor children of the individual and any other relative who lives in the same house as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options or warrants within 60 days of March 11, 2005 (as reflected in the applicable column below). Beneficial ownership may be disclaimed as to certain of the securities. The business address of our executive officers and directors is the same as our address.

2004 Annual Report

Name, position and address of beneficial owner	Number of shares beneficially owned	Options included in beneficial ownership	Warrants included in beneficial ownership	Percentage of shares
Michael G. Rubin(1)	8,253,096	1,112,500	—	19.26%
Chairman, Co-President and Chief Executive Officer
Robert W. Liewald	309,511	232,500	10,000	*
Executive Vice President, Merchandising
Arthur H. Miller	296,177	262,500	—	*
Executive Vice President and General Counsel
Damon Mintzer	136,031	118,750	—	*
President and Chief Operating Officer of Global-QVC Solutions, Inc.
Joseph N. Seibert(2)	95,000	95,000	—	*
Former Senior Vice President and Chief Information Officer
Kenneth J. Adelberg	141,962	112,500	—	*
Director
M. Jeffrey Branman(3)	63,000	55,000	—	*
Director
Ronald D. Fisher(4)	65,000	65,000	—	*
Director
Harvey Lamm	200,260	110,000	—	*
Director
Mark S. Menell(5)	880,100	65,000	12,500	2.11
Director
Michael S. Perlis(6)	55,000	55,000	—	*
Director
Jeffrey F. Rayport	75,000	75,000	—	*
Director

Capital Research and Management Company(7)	2,794,490	—	—	6.70
SMALLCAP World Fund, Inc. 333 South Hope Street, Los Angeles, CA 90071

Comcast Corporation(8)	2,578,932	—	—	6.18
Comcast Holdings Corporation 1500 Market Street, Philadelphia, PA 19102 Comcast QIH, Inc. 1201 N. Market Street, Suite 1000 Wilmington, DE 19801

Liberty Media Corporation(1)(9)	8,218,968	—	300,000	19.55
QVC, Inc. QK Holdings, Inc. 1200 Wilson Drive, West Chester, PA 19380

SOFTBANK Capital Partners LP(1)(10)	8,653,850	—	—	20.74
SOFTBANK Capital LP SOFTBANK Capital Advisors Fund LP SOFTBANK Capital Partners LLC SB Capital Managers LLC 1188 Centre Street, Newton Center, MA 02459

All executive officers and directors as a group (16 persons) (11)	11,151,420	2,845,000	22,500	25.00

*	Less than one percent
(1)	Unless specifically stated herein, shares held by Mr. Rubin, Liberty Media Corporation, QVC, Inc. QK Holdings, Inc., or SOFTBANK affiliates are not beneficially owned by each other. Mr. Rubin, Liberty Media Corporation, QVC, Inc. QK Holdings, Inc., and SOFTBANK have each granted a right to vote all of their shares, solely with respect to the election of directors, as set forth in the voting agreements described in “Directors and Executive Officers of the Registrant — Voting Agreements” in Item 10.
(2)	Mr. Seibert ceased being our employee and senior vice president and chief information officer effective February 6, 2005.
(3)	Does not include 8,218,968 shares of common stock held by QK Holdings, Inc. or 300,000 shares of common stock issuable upon the exercise of warrants held by QK Holdings, Inc. because Mr. Branman does not have investment or voting power over these shares. Mr. Branman is QK Holding, Inc.’s designee to our board of directors.

2004 Annual Report

(4)	Does not include (a) 4,309,176 shares of common stock held by SOFTBANK Capital Partners LP; (b) 4,235,098 shares of common stock held by SOFTBANK Capital LP; or (c) 109,576 shares of common stock held by SOFTBANK Capital Advisors Fund LP, because Mr. Fisher does not have investment or voting power over these shares. Mr. Fisher is SOFTBANK’s designee to our board of directors.
(5)	Includes 815,100 shares of common stock and 12,500 shares of common stock issuable upon the exercise of warrants held by Rustic Canyon Ventures LP. Mr. Menell is a Partner of Rustic Canyon Ventures LP. Mr. Menell disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest, if any, therein.
(6)	Does not include (a) 4,309,176 shares of common stock held by SOFTBANK Capital Partners LP; (b) 4,235,098 shares of common stock held by SOFTBANK Capital LP; or (c) 109,576 shares of common stock held by SOFTBANK Capital Advisors Fund LP upon the exercise of warrants because Mr. Perlis does not have investment or voting power over these shares. Mr. Perlis is SOFTBANK’s designee to our board of directors.
(7)	Based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2005. Capital Research and Management company is an investment adviser and serves as the investment advisor of SMALLCAP World Fund, Inc. Includes 2,794,490 shares of common stock beneficially owned by Capital Research and Management Company of which 2,294,491 shares of common stock are held by SMALLCAP World Fund, Inc. SMALLCAP World Fund, Inc. disclaims beneficial ownership of the additional 499,999 shares of common stock beneficially owned by Capital Research and Management Company.
(8)	Based on a Schedule 13G filed with the Securities and Exchange Commission on February 9, 2005.
(9)	Based in part on a Schedule 13D/A filed with the Securities and Exchange Commission on February 11, 2005. Includes 8,218,968 shares of common stock and 300,000 shares of common stock issuable upon exercise of warrants held by QK Holdings, Inc.
(10)	Based on a Schedule 13D/A filed with the Securities and Exchange Commission on February 21, 2003. Includes (a) 4,309,176 shares of common stock held by SOFTBANK Capital Partners LP; (b) 4,235,098 shares of common stock held by SOFTBANK Capital LP; and (c) 109,576 shares of common stock held by SOFTBANK Capital Advisors Fund LP. Each of SOFTBANK Capital Partners LP, SOFTBANK Capital LP, SOFTBANK Capital Advisors Fund LP, SOFTBANK Capital Partners LLC and SB Capital Managers LLC disclaims beneficial ownership of securities owned by any other person or entity, except to the extent of its respective pecuniary interest, if any, therein. SB Capital Managers LLC is a member of SOFTBANK Capital Partners LLC, the general partner of SOFTBANK Capital Partners LP, SOFTBANK Capital LP and SOFTBANK Capital Advisors Fund LP.
(11)	Includes (i) 9,652,898 shares of common stock beneficially owned in the aggregate by the Named Officers as set forth in this table; (ii) 1,492,882 shares of common stock beneficially owned in the aggregate by the directors as set forth in this table; and (iii) 568,783 shares of common stock beneficially owned in the aggregate by executive officers (other than Named Officers) (of which 486,250 shares are issuable upon the exercise of options that are exercisable within 60 days of March 15, 2005).

Information regarding GSI’s equity compensation plans appearing under “Equity Compensation Plan Information” in the Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In fiscal 2000 and 2001, Interactive Technology Holdings, LLC, a joint venture of Comcast Corporation and QVC, Inc., acquired 10,797,900 shares of our common stock and warrants to purchase 300,000 shares of our common stock, which accounted for approximately 26.0% of our outstanding common stock as of January 1, 2005. On January 31, 2005, ITH effected a distribution of all of its assets, including shares of GSI common stock, to entities affiliated with Comcast and QVC. As of March 1, 2005, QVC beneficially owned approximately 20.0% of our outstanding common stock. M. Jeffrey Branman, one of our directors, was the President of Interactive Technology Services, which served as financial advisor to ITH through its dissolution.

In fiscal 2000, we entered into a website development and distribution agreement with iQVC, a division of QVC, Inc., pursuant to which we provide technology, procurement and fulfillment services for QVC, including selling sporting goods, recreational and/or fitness related equipment and related products, apparel and footwear to QVC for resale through the QVC Web site. We recognized net revenues of $1.8 million in fiscal 2004 on sales to QVC under this website development and distribution agreement. The terms of these sales are comparable to those with our other business-to-business partners. Included in accounts receivable as of the end of fiscal 2004 was $0.1 million related to these sales.

In fiscal 2003, we entered into a services agreement with QVC, Inc. pursuant to which QVC provided shipping services to us in exchange for fees. The fees charged to us by QVC were determined through arms-length negotiations. We incurred fees of $1.1 million in fiscal 2004. Of those fees, $1.0 million related directly to products shipped and was charged to cost of revenues from product sales and the remaining. $0.1 million related

2004 Annual Report

to fulfillment services provided and was charged to sales and marketing expense. We expect that this agreement will terminate in accordance with its terms in April 2005.

We were the beneficial owner of Series C and Series D Convertible Preferred Stock of Odimo Incorporated, referred to as Odimo, and warrants to acquire additional shares of Series C and Series D Convertible Preferred Stock of Odimo. These securities were acquired in connection with the sale of certain assets of our Ashford.com subsidiary in 2002.

In February, 2005, Odimo completed an initial public offering through the issuance of 3,125,000 shares of its common stock. Effective upon completion of Odimo’s initial public offering, we exercised our warrants to acquire Series C and Series D Convertible Preferred Stock of Odimo and converted all of such shares, along with our already held shares of Series C and Series D Convertible Preferred Stock of Odimo, into an aggregate of 824,594 shares of common stock of Odimo. We own approximately 11.5% of the outstanding common stock of Odimo Incorporated. SOFTBANK Capital Partners LLC and its affiliates collectively own approximately 11.9% of the outstanding common stock of Odimo. SOFTBANK Capital Partners LLC and its affiliates collectively own approximately 20.7% of our outstanding common stock. Ronald D. Fisher, our director, is vice-chairman of SOFTBANK Holdings Inc. and SOFTBANK Corp. and a managing general partner of SOFTBANK Capital Partners LP, which are affiliates of SOFTBANK Capital Partners LLC, and Michael S. Perlis, our director, is also managing partner of SOFTBANK Capital Partners LP.

In exchange for Rustic Canyon Partners forfeiting its right to designate one member to GSI’s board of directors on June 25, 2004, GSI’s board of directors approved the issuance to Rustic Canyon Partners of a warrant to purchase 12,500 shares of GSI’s common stock with a term of five years and an exercise price equal to the closing price of GSI’s common stock as reported on the Nasdaq National Market on the date immediately preceding the date of the approval of such issuance. Mark S. Menell, our director, is a partner of Rustic Canyon Partners.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Deloitte & Touche LLP served as our registered independent public accountants in fiscal 2004 for the purposes of auditing our annual consolidated financial statements, auditing the effectiveness of GSI’s internal controls over financial reporting and reviewing our quarterly financial statements. The aggregate fees for professional services rendered for us by Deloitte & Touche as of or for fiscal 2004 and 2003 were as follows:

Services Rendered(1)	2004	2003
Audit Fees	$1,071,938	$398,750
Audit-Related Fees	35,004	27,600
Tax Fees	—	19,100
All Other Fees	12,504	57,574

Total	$1,119,446	$503,024

(1)	The aggregate fees included in Audit Fees are fees billed for the fiscal years. The aggregate fees included in each of the other categories are fees billed in the fiscal years.

Audit Fees were for professional services rendered for the audit of GSI’s consolidated financial statements, auditing the effectiveness of GSI’s internal controls over financial reporting, review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees were for audits of our 401(k) Plan.

2004 Annual Report

Tax Fees were for professional services for federal and state tax compliance, tax advice and tax planning.

All Other Fees were for services other than the services reported above. For fiscal 2003 and 2004, these fees related to the performance of certain agreed upon procedures in connection with a governmental incentive program. For fiscal 2003, these fees also included financial information design and implementation fees.

Pre-Approval Policies and Procedures. The Audit Committee has adopted policies and procedures for pre-approving all audit and non-audit work performed by Deloitte & Touche LLP. All audit-related services, tax services and other services must be pre-approved by the Audit Committee. In accordance with GSI’s policy and applicable SEC rules and regulations, the Audit Committee pre-approves services provided to GSI by Deloitte & Touche LLP (“Auditor Services”). Pre-approval is detailed as to the particular service or category of services. If Auditor Services are required prior to a regularly scheduled Audit Committee meeting, a member of the Audit Committee is authorized to approve such services, provided that they are consistent with GSI’s policy and applicable SEC rules and regulations, and that the full Audit Committee is advised of such services at the next regularly scheduled Audit Committee meeting. For fiscal 2003 and 2004, all audit and non-audit services described above were pre-approved by the Audit Committee. The Audit Committee has considered and concluded that the provision of such audit and non-audit services by Deloitte & Touche LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

2004 Annual Report

PART IV

ITEM 15:    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  1.    CONSOLIDATED FINANCIAL STATEMENTS

2.    FINANCIAL STATEMENT SCHEDULES

All schedules have been omitted since the required information is included in the financial statements or the notes thereto or is not applicable or required.

3.    EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Global Sports, Inc. (filed as Appendix B to GSI Commerce, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 27, 2001 and Incorporated herein by reference)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Global Sports, Inc. (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 and incorporated herein by reference)
3.3	Amended and Restated Bylaws GSI Commerce, Inc. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on March 11, 2005 and incorporated herein by reference)
4.1	Form of Investor Warrant (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference)
4.2	Form of Partner Warrant (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference)
4.3	Warrant to Purchase 200,000 Shares of Common Stock dated January 30, 2002 (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 and incorporated herein by reference)
4.4	Specimen Common Stock Certificate (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the Quarter ended June 29, 2002 and incorporated herein by reference)
4.5	Registration Rights Agreement, dated July 31, 1995, by and between Global Sports, Inc. and MR Acquisitions, Inc. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on July 31, 1995 and incorporated herein by reference)
4.6	Second Amended and Restated Registration Rights Agreement, dated as of September 13, 2000, by and between Global Sports, Inc., Interactive Technology Holdings, LLC, SOFTBANK Capital Advisors Fund LP and TMCT Ventures, L.P. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on September 13, 2000 and incorporated herein by reference)
4.7	Second Amendment to Second Amended and Restated Registration Rights Agreement, dated as of July 20, 2001, among Global Sports, Inc., SOFTBANK Capital Partners LP, SOFTBANK Capital Advisors Fund LP, Rustic Canyon Ventures, LP (f/k/a TMCT Ventures, LP) and Interactive Technology Holdings, LLC (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on August 27, 2001 and incorporated herein by reference)

2004 Annual Report

Exhibit No.	Description
4.8	Third Amendment to Second Amended and Restated Registration Rights Agreement, dated as of July 25, 2003, among Global Sports, Inc. (n/k/a GSI Commerce, Inc.), SOFTBANK Capital Partners LP, SOFTBANK Capital Advisors Fund LP, Rustic Canyon Ventures, LP (f/k/a TMCT Ventures, LP) and Interactive Technology Holdings, Inc. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K on July 29, 2003 and incorporated herein by reference)
4.9	Fourth Amendment to Second Amended and Restated Registration Rights Agreement, dated as of June 26, 2004, among Global Sports, Inc. (n/k/a GSI Commerce, Inc.), SOFTBANK Capital Partners LP, SOFTBANK Capital Advisors Fund LP, Rustic Canyon Ventures, LP (f/k/a TMCT Ventures, LP) and Interactive Technology Holdings, Inc.
10.1+	Global Sports, Inc.’s 1996 Equity Incentive Plan, amended and restated as of January 4, 2001 (filed as Appendix A to GSI Commerce, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 27, 2001 and incorporated herein by reference)
10.2+	Global Sports, Inc.’s 1987 Stock Option Plan (filed with GSI Commerce, Inc.’s Registration Statement No. 33-19754-B and incorporated herein by reference)
10.3+	Global Sports, Inc.’s 1988 Stock Option Plan (filed with GSI Commerce, Inc.’s Registration Statement No. 33-27501 and incorporated herein by reference)
10.4+	Global Sports, Inc.’s 1990 Stock Option Plan (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1990 and incorporated herein by reference)
10.5+	Global Sports, Inc.’s 1992 Stock Option Plan (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference)
10.6+	Global Sports, Inc.’s 1993 Stock Option Plan (filed with GSI Commerce, Inc.’s Form S-8 Registration Statement filed on January 3, 1994 and incorporated herein by reference)
10.7+	Global Sports, Inc.’s 1995 Stock Option Plan (filed with GSI Commerce, Inc.’s Current Report on Form 8-K dated July 31, 1995 and incorporated herein by reference)
10.8+	Global Sports, Inc.’s 1995 Non-Employee Directors’ Stock Option Plan (filed with GSI Commerce, Inc.’s Proxy Statement on Schedule 14A filed on October 13, 1995 in connection with the 1995 Special Meeting in Lieu of Annual Meeting held on November 15, 1995 and incorporated herein by Reference)
10.9+	Employment Agreement, dated June 1, 2001, by and between Global Sports, Inc. and Michael G. Rubin (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference)
10.10+	Employment Agreement, dated February 24, 1999, by and between Global Sports, Inc. and Michael R. Conn (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference)
10.11+	Letter Amendment, dated April 23, 2002, to the Employment Agreement, by and between Global Sports, Inc. and Michael R. Conn (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 and incorporated herein by reference)
10.12+	Employment Agreement, dated August 9, 1999, by and between Global Sports, Inc. and Arthur H. Miller (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference)
10.13+	Letter Amendment, dated April 23, 2002, to the Employment Agreement, by and between Global Sports, Inc. and Arthur H. Miller (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 and incorporated herein by reference)
10.14+	Employment Agreement, dated February 9, 2000, by and between Global Sports, Inc. and Jordan M. Copland (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference)
10.15+	Employment Agreement, dated April 23, 2002, by and between Global Sports, Inc. and Robert Liewald (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 and incorporated herein by reference)

2004 Annual Report

Exhibit No.	Description
10.16+	Personal Services Agreement, dated June 12, 2001, by and between GSI West, Inc. and Damon Mintzer (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 and incorporated herein by reference)
10.17+	Amendment Number 1, dated September 10, 2001, to Personal Services Agreement by and between GSI West, Inc. and Damon Mintzer (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 and incorporated herein by reference)
10.18	License and E-Commerce Agreement, dated July 6, 2001, by and among Global Sports Interactive, Inc., The Sports Authority, Inc. and The Sports Authority Michigan, Inc. (filed with Amendment No. 1 to GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference)
10.19	First Amendment to the License and E-Commerce Agreement, dated as of July 6, 2001, by and between The Sports Authority, Inc., The Sports Authority Michigan, Inc. and GSI Commerce Solution, Inc. made as of January 3, 2003 (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003 and incorporated herein by reference)
10.20	E-Commerce Agreement, dated as of August 10, 2001, by and among Global Sports, Inc., Bluelight.com, LLC and Kmart Corporation (filed with Amendment No. 1 to GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference)
10.21	First Amendment to the E-Commerce Agreement, dated as of August 10, 2001, by and among Global Sports Interactive, Inc., Bluelight.com, LLC and Kmart Corporation, dated as of December 14, 2001 (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 and incorporated herein by reference)
10.22	Second Amendment to the E-Commerce Agreement, dated as of August 10, 2001, by and among Global Sports Interactive, Inc., Bluelight.com, LLC and Kmart Corporation, dated as of August 9, 2002 (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 and incorporated herein by reference)
10.23	Third Amendment to the E-Commerce Agreement, dated as of August 10, 2001, by and between GSI Commerce Solutions, Inc., Bluelight.com, LLC and Kmart Corporation made as of January 14, 2003 (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003 and incorporated herein by reference)
10.24	Fourth Amendment to the E-Commerce Agreement, dated as of August 10, 2001, by and between GSI Commerce Solutions, Inc., Bluelight.com, LLC and Kmart Corporation made as of March 7, 2003 (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003 and incorporated herein by reference)
10.25	Stock Purchase Agreement dated June 10, 1999, by and between Global Sports, Inc., a Delaware corporation, and SOFTBANK America Inc., a Delaware corporation (filed with GSI Commerce, Inc.’s Form 8-K on June 21, 1999 and incorporated herein by reference)
10.26	Stock and Warrant Purchase Agreement, dated as of September 13, 2000, by and between Global Sports, Inc. and Interactive Technology Holdings, LLC (filed with GSI Commerce, Inc.’s Form 8-K on September 20, 2000 and incorporated herein by reference)
10.27	Stock Purchase Agreement, dated as of July 20, 2001, by and among Global Sports, Inc., Michael G. Rubin and Interactive Technology Holdings, LLC (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on August 27, 2001 and incorporated herein by reference)
10.28	Amendment to Stock and Warrant Purchase Agreement, dated as of April 27, 2000, by and among Global Sports, Inc. (n/k/a GSI Commerce, Inc.), and TMCT Ventures, L.P. (n/k/a Rustic Canyon Ventures, LP, dated as of June 26, 2004
10.29	Letter Agreement, dated as of July 20, 2001, among Global Sports, Inc., Interactive Technology Holdings, LLC, SOFTBANK Capital Partners LP and SOFTBANK Capital Advisors Fund LP (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on August 27, 2001 and incorporated herein by reference)

2004 Annual Report

Exhibit No.	Description
10.30	Stock and Warrant Exchange Agreement, dated as of July 25, 2003, by and between GSI Commerce, Inc. and Interactive Technology Holdings, LLC (filed with GSI Commerce, Inc.’s Current Report on Form 8-K on July 29, 2003 and incorporated herein by reference)
10.31	E-Commerce Agreement, dated as of June 14, 2002, by and among GSI Commerce Solutions, Inc. and Palm, Inc. (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference)
10.32	Amendment No. 1 to E-Commerce Agreement, dated as of June 14, 2002 by and between GSI Commerce Solutions, Inc. and Palm, Inc., dated as of December 3, 2002 (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference)
10.33	Contract of Sale, dated March 16, 2004 by and between Brandywine Operating Partnership, L.P. and 935 KOP Associates, LLC (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 13, 2004 and incorporated herein by reference)
10.34	First Amendment to Contract of Sale, dated April 30, 2004, by and between Brandywine Operating Partnership, L.P. and 935 KOP Associates, LLC (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004 and incorporated herein by reference)
10.35	Second Amendment to Contract of Sale, dated May 24, 2004, by and between Brandywine Operating Partnership, L.P. and 935 KOP Associates, LLC (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004 and incorporated herein by reference)
10.36	Option Agreement, dated June 9, 2004, by and between Brandywine Operating Partnership, L.P. and 935 KOP Associates, LLC (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004 and incorporated herein by reference)
10.37	Amended and Restated E-Commerce Agreement between GSI Commerce Solutions, Inc. and palmOne, Inc. dated May 10, 2004 (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004 and incorporated herein by reference).
10.38	Promissory Note from 935 HQ Associates, LLC to CIBC Inc. dated June 9, 2004 (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004 and incorporated herein by reference)
10.39	Mortgage, Assignment of Leases and Rents and Security Agreement from 935 HQ Associates, LLC in favor of CIBC Inc. dated as of June 9, 2004 (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004 and incorporated herein by reference)
10.40+

Letter Agreement between GSI Commerce, Inc. and Jordan M. Copland dated December 8, 2004 (filed with GSI Commerce Inc.’s Current Report on Form

8-K on December 10, 2004 and incorporated herein by reference)

10.42+	Letter Agreement, January 10, 2005, between GSI Commerce, Inc. and Joseph N. Seibert (filed with GSI Commerce, Inc.’s Current Report on Form 8-K on January 31, 2005 and incorporated herein by reference)
10.43+	Offer Letter, dated January 31, 2005, between GSI Commerce, Inc. and Stephen J. Gold (filed with GSI Commerce, Inc.’s Current Report on Form 8-K on February 2, 2005 and incorporated herein by reference)
10.44+	Summary of Director Compensation Arrangements and Executive Officer Arrangements.
10.45+	Form of Restricted Stock Award Under the GSI Commerce, Inc. 1996 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on March 11, 2005 and incorporated herein by reference)
10.46+	Form of Option Agreement Issued to Executive Officers Under the 1996 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on March 11, 2005 and incorporated herein by reference)
10.47+	Form of Option Agreement Issued to Directors Under the 1996 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on March 11, 2005 and incorporated herein by reference)

2004 Annual Report

Exhibit No.	Description
10.48+	Form of Deferred Stock Award Under the 1996 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on March 11, 2005 and incorporated herein by reference)
10.49+	Offer Letter, dated April 21, 2004, between GSI Commerce, Inc. and Robert J. Blyskal
10.50	Stock Purchase Agreement, dated as of April 27, 2000, between SOFTBANK Capital Partners LP, a Delaware limited partnership and SOFTBANK Capital Advisors Fund LP, a Delaware limited partnership and Global Sports, Inc., a Delaware corporation. (filed as Exhibit I of Amendment No. 1 to the Statement on Schedule 13D filed by SOFTBANK Capital Partners LP, a Delaware limited partnership, SOFTBANK Capital Partners LLC, a Delaware limited liability company, SOFTBANK Capital Partners Investment Inc., a Delaware corporation, Ronald D. Fisher, Charles R. Lax, SOFTBANK Holdings Inc., a Delaware corporation, SOFTBANK Corp., a Japanese corporation and Masayoshi Son on May 1, 2000 with respect GSI Commerce, Inc. and incorporated herein by reference).
10.51	Stock and Warrant Purchase Agreement, dated as of April 27, 2000 between Global Sports, Inc. and TMCT Ventures, L.P.
21.1	List of Subsidiaries
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory plan or arrangement.

2004 Annual Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf on the date indicated by the undersigned thereunto duly authorized.

Date: March 17, 2005	GSI COMMERCE, INC.

	By:	/s/ MICHAEL G. RUBIN
Michael G. Rubin Chairman, Co-President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ MICHAEL G. RUBIN Michael G. Rubin	Chairman, Co-President and Chief Executive Officer (principal executive officer)	March 17, 2005

/s/ JORDAN M. COPLAND Jordan M. Copland	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 17, 2005

/s/ KENNETH J. ADELBERG Kenneth J. Adelberg	Director	March 17, 2005

/s/ M. JEFFREY BRANMAN M. Jeffrey Branman	Director	March 17, 2005

/s/ RONALD D. FISHER Ronald D. Fisher	Director	March 17, 2005

/s/ HARVEY LAMM Harvey Lamm	Director	March 17, 2005

/s/ MARK S. MENELL Mark S. Menell	Director	March 17, 2005

/s/ MICHAEL S. PERLIS Michael S. Perlis	Director	March 17, 2005

/s/ JEFFREY F. RAYPORT Jeffrey F. Rayport	Director	March 17, 2005

2004 Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GSI Commerce, Inc.

King of Prussia, PA

We have audited the accompanying consolidated balance sheets of GSI Commerce, Inc. and subsidiaries (the “Company”) as of January 1, 2005 and January 3, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2005 and January 3, 2004, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 1, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 16, 2005

F-1	2004 Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

GSI Commerce, Inc.

King of Prussia, PA

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that GSI Commerce, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 1, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

2004 Annual Report

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 1, 2005 of the Company and our report dated March 16, 2005 expressed an unqualified opinion on those financial statements.

/S/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

March 16, 2005

2004 Annual Report

GSI COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 3, 2004	January 1, 2005
ASSETS
Current assets:
Cash and cash equivalents	$57,558	$56,564
Marketable securities	11,912	18,859
Accounts receivable, net of allowance of $709 and $406, respectively	4,898	14,908
Inventory	22,910	37,773
Current portion — notes receivable	1,377	—
Prepaid expenses and other current assets	1,848	2,382

Total current assets	100,503	130,486
Property and equipment, net	44,840	74,286
Goodwill, net	13,453	13,453
Notes receivable	2,356	—
Other equity investments	2,159	2,847
Other assets, net of accumulated amortization of $2,644 and $4,416, respectively	12,272	10,824

Total assets	$175,583	$231,896

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,677	$58,762
Accrued expenses and other	22,538	31,691
Deferred revenue	14,998	9,370
Current portion — long-term debt and other	—	971

Total current liabilities	65,213	100,794
Long-term debt and other	—	13,564
Mandatorily redeemable preferred stock, Series A, $0.01 par value, 10,000 shares authorized; 0 shares issued as of January 3, 2004 and January 1, 2005, respectively; 0 shares outstanding as of January 3, 2004 and January 1, 2005, respectively	—	—

Total liabilities	65,213	114,358
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 4,990,000 shares authorized; 0 shares issued and outstanding as of January 3, 2004 and January 1, 2005, respectively	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 40,781,036 and 41,584,061 shares issued as of January 3, 2004 and January 1, 2005, respectively; 40,779,826 and 41,582,851 shares outstanding as of January 3, 2004 and January 1, 2005, respectively	408	416
Additional paid in capital	287,571	294,495
Accumulated other comprehensive income	—	(104)
Accumulated deficit	(177,609)	(177,269)

Total stockholders’ equity	110,370	117,538

Total liabilities and stockholders’ equity	$175,583	$231,896

The accompanying notes are an integral part of these consolidated financial statements.

2004 Annual Report

GSI COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Fiscal Year Ended
	December 28, 2002	January 3, 2004	January 1, 2005
Revenues:
Net revenues from product sales	$154,819	$216,510	$274,988
Service fee revenues	17,819	25,409	60,344

Net revenues	172,638	241,919	335,332
Cost of revenues	114,258	154,731	203,135

Gross profit	58,380	87,188	132,197

Operating expenses:
Sales and marketing, exclusive of $532, $1,527 and $2,720 reported below as stock-based compensation, respectively	50,965	59,613	78,919
Product development, exclusive of $(44), $42 and $350 reported below as stock-based compensation, respectively	11,833	14,124	20,181
General and administrative, exclusive of $(87), $366 and $530 reported below as stock-based compensation, respectively	14,863	13,295	18,217
Restructuring costs related to Ashford.com	1,680	74	—
Net loss on sale of Ashford.com assets	2,566	—	—
Stock-based compensation	401	1,935	3,600
Depreciation and amortization	10,509	11,386	10,944

Total operating expenses	92,817	100,427	131,861

Other (income) expense:
Other Expense	—	—	620
Interest expense	749	—	538
Interest income	(1,377)	(1,177)	(1,162)

Total other (income) expense	(628)	(1,177)	(4)

Net income (loss)	$(33,809)	$(12,062)	$340

Income (losses) per share — basic and diluted:
Net income (loss) — basic	$(0.88)	$(0.30)	$0.01

Net income (loss) — diluted	$(0.88)	$(0.30)	$0.01

Weighted average shares outstanding:
Basic	38,566	39,638	41,073

Diluted	38,566	39,638	42,369

The accompanying notes are an integral part of these consolidated financial statements.

2004 Annual Report

GSI COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Comprehensive (Loss) Income	Accumulated Other Comprehensive Income	Treasury Stock		Total
	Shares	Dollars					Shares	Dollars
Consolidated balance at December 29, 2001	37,674	$377	$277,628	$(131,738)		$—	1	$—	$146,267
Net loss				(33,809)	$(33,809)				(33,809)
Net unrealized gains on available-for-sale securities					57	57			57

Comprehensive loss					$(33,752)

Issuance of common stock in acquisition of Ashford.com, Inc.	430	4	6,877						6,881
Issuance of options and warrants to purchase common stock in exchange for services			(452)						(452)
Issuance of common stock upon exercise of options and warrants	599	6	1,358						1,364
Issuance of common stock under Employee Stock Purchase Plan	155	2	566						568
Purchase of treasury stock Plan			(352)				73	(1)	(353)

Consolidated balance at December 28, 2002	38,858	$389	$285,625	$(165,547)		$57	74	$(1)	$120,523
Net loss				(12,062)	$(12,062)				(12,062)
Net unrealized losses on available-for-sale securities					(57)	(57)			(57)

Comprehensive loss					$(12,119)

Issuance of common stock to ITH in exchange for warrants	1,650	16	(16)						—
Issuance of options to purchase common stock in exchange for services			564						564)
Issuance of common stock upon exercise of options and warrants	208	2	1,051						1,053
Issuance of common stock under Employee Stock Purchase Plan	149	2	347						349
Retirement of treasury stock	(73)	(1)	—				(73)	1	—
Other	(11)	—	—						—

Consolidated balance at January 3, 2004	40,781	$408	$287,571	$(177,609)		$—	1	$—	$110,370
Net income				340	$340				340
Net unrealized losses on available-for-sale securities					(104)	(104)			(104)

Comprehensive income					$236

Issuance of options to purchase common stock in exchange for services			1,859						1,859
Issuance of common stock upon exercise of options and warrants	803	8	5,065						5,073

Consolidated balance at January 1, 2005	41,584	$416	$294,495	$(177,269)		$(104)	1	$—	$117,538

The accompanying notes are an integral part of these consolidated financial statements.

2004 Annual Report

GSI COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended
	December 28, 2002	January 3, 2004	January 1, 2005
Cash Flows from Operating Activities:
Net income (loss)	$(33,809)	$(12,062)	$340
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,509	11,386	10,944
Stock-based compensation	401	1,935	3,600
Non-cash restructuring costs related to Ashford.com	841	—	—
Net loss on sale of Ashford.com assets	2,566	—	—
Amortization of discount on note receivable	—	(180)	—
Net loss on disposal of assets	—	—	113
Changes in operating assets and liabilities:
Accounts receivable, net	4,693	(924)	(10,010)
Inventory	3,978	1,396	(14,863)
Prepaid expenses and other current assets	(329)	230	(399)
Notes receivable	—	(30)	(201)
Other assets, net	861	—	(325)
Accounts payable and accrued expenses and other	13,458	(1,729)	40,239
Deferred revenue	6,431	(27)	(5,627)

Net cash provided by (used in) operating activities	9,600	(5)	23,811

Cash Flows from Investing Activities:
Acquisition of property and equipment, net	(29,039)	(7,519)	(37,434)
Proceeds from sale of Ashford.com assets	2,151	—	—
Net cash paid for acquisition of Ashford.com	(8,860)	—	—
Payments received on note receivable	—	900	3,246
Purchases of marketable securities	(20,578)	(15,976)	(9,656)
Sales of marketable securities	9,092	15,550	2,605
(Purchases) sales of short-term investments	(38)	2,280	—

Net cash used in investing activities	(47,272)	(4,765)	(41,239)

Cash Flows from Financing Activities:
Repayments of capital lease obligations	(429)	(78)	(1,581)
Proceeds of mortgage note	—	—	13,000
Repayments of mortgage note	(5,247)	—	(55)
Retirement of Ashford.com revolving credit facility	(3,123)	—	—
Purchases of treasury stock	(353)	—	—
Proceeds from sale of common stock and warrants	568	349	—
Proceeds from exercises of common stock options and warrants	1,364	1,053	5,070

Net cash provided by (used in) financing activities	(7,220)	1,324	16,434

Net decrease in cash and cash equivalents	(44,892)	(3,446)	(994)
Cash and cash equivalents, beginning of year	105,896	61,004	57,558

Cash and cash equivalents, end of year	$61,004	$57,558	$56,564

The accompanying notes are an integral part of these consolidated financial statements.

2004 Annual Report

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

NOTE 1—DESCRIPTION OF BUSINESS

GSI Commerce, Inc. (“GSI” or the “Company”), a Delaware corporation, is a leading provider of e-commerce solutions that enable retailers, branded manufacturers, entertainment companies and professional sports organizations to operate e-commerce businesses. The Company began its e-commerce business in 1999 and initially targeted the sporting goods category. Since fiscal 2001, the Company expanded into five additional categories: apparel, beauty, consumer electronics, entertainment and home. The Company provides solutions for its partners through its integrated e-commerce platform, which is comprised of three components — core technology, supporting infrastructure and partner services. Through the Company’s integrated e-commerce platform, it provides Web site administration, Web infrastructure and hosting, business intelligence, an e-commerce engine, order management, fulfillment, drop shipping, customer service, buying, creative design, Web site usability, testing and enhancements, channel integration, business-to-business (B-to-B) services, content development and imaging, e-commerce strategy, online marketing and customer relationship management (CRM). The Company derives virtually all of our revenues from sales of products by the Company through its partners’ e-commerce businesses and service fees earned by the Company in connection with the development and operation of its partners’ e-commerce businesses.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

The following summarize the Company’s significant accounting policies:

Fiscal Year:    The Company’s fiscal year ends on the Saturday closest to December 31. The fiscal year is named for the calendar year ending on that December 31. The effects on results of operations of the one fewer day in the fiscal year ended December 28, 2002, the six additional days in the fiscal year ended January 3, 2004 and the two fewer days in the fiscal year ended January 1, 2005 are not significant.

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

Fair Values:    The estimated fair value amounts presented in these consolidated financial statements have been determined by the Company using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Such fair value estimates are based on pertinent information available to management as of January 3, 2004 and January 1, 2005, and have not been comprehensively revalued for purposes of these consolidated financial statements since such dates.

Cash and Cash Equivalents:    The Company considers all highly liquid investments with maturities at date of purchase of three months or less to be cash equivalents. The carrying value of cash equivalents approximates their current market value.

2004 Annual Report

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

Short Term Investments:    Short-term investments consist of certificates of deposit. The Company has classified these short-term investments as held-to-maturity and recorded them at amortized cost.

Marketable Securities:    Marketable securities, which consist of investments in debt securities, are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded as a component of stockholders’ equity. The Company does not intend to hold its marketable securities for more than one year from the most recent balance sheet date and has therefore classified them as a current asset. Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income or loss. As of January 3, 2004, the aggregate amortized cost of the Company’s marketable securities approximated their fair value. As of January 1, 2005, the Company recorded net unrealized losses on its marketable securities of $104.

Inventory:    Inventory, primarily consisting of sporting goods, consumer electronics and licensed entertainment products, is valued at the lower of cost (determined using the weighted average method) or market. Inherent in this valuation are significant management judgments and estimates, including among others, assessments concerning obsolescence and shrinkage rates. Based upon these judgments and estimates, which are applied consistently from period to period, the Company records a valuation allowance to adjust the carrying amount of its inventory.

Property and Equipment:    Property and equipment are stated at cost, net of accumulated depreciation or amortization. Costs incurred to develop internal-use computer software during the application development stage, including those relating to developing partners’ Web sites, generally are capitalized. Costs of enhancements to internal-use computer software are also capitalized, provided that these enhancements result in additional functionality. Depreciation or amortization is provided using the straight-line method over the estimated useful lives of the assets, which are generally:

•	Three to four years for computer hardware and software;

•	Three to ten years for furniture, and fulfillment center and office equipment;

•	The lesser of fifteen years or lease term for leasehold improvements;

•	Fifteen years for building improvements; and

•	Thirty years for buildings.

Upon retirement or other disposition of these assets, the cost and related accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss, if any, is recognized as a gain or loss on disposition of the assets in other income/expense. Expenditures for maintenance and repairs are expensed as incurred.

Effective December 30, 2001, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Under an impairment-only approach, goodwill and certain intangibles are not amortized into results of operations but instead, are reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than their fair value. The Company completed the first step of the impairment test during the three-month period ended June 29, 2002 and found no instances of impairment of its recorded goodwill. Therefore, the second step of the impairment test was not necessary during fiscal 2002. In addition, upon adoption of SFAS No. 142, the Company evaluated its goodwill and intangibles acquired prior to June 30, 2001 using the criteria in SFAS No. 141 and determined that no change in previously recognized goodwill was required.

2004 Annual Report

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

In accordance with the provisions of SFAS No. 142, the Company performed an annual impairment test of its recorded goodwill in December 2003 and December 2004, and found no instances of impairment.

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

During the three-month period ended January 1, 2005, the Company determined that certain long-lived assets were no longer being used in its continuing operations and, therefore, that the carrying amounts of these assets were not recoverable. The long-lived assets consisted of miscellaneous equipment. The Company disposed of these assets during the three-month period ended January 1, 2005 and recorded an impairment charge of $207 which is included in other expense.

During the three-month period ended September 27, 2003, the Company relocated its data centers. In conjunction with the relocation, the Company determined that certain capitalized costs associated with the data centers would no longer be used and, therefore, that the carrying amounts of these assets were not recoverable. The Company disposed of these assets during the three-month period ended September 27, 2003 and recorded an impairment charge of $284 which is included in depreciation and amortization expense.

During the three-month period ended December 28, 2002, the Company determined that certain long-lived assets were no longer being used in its continuing operations and, therefore, that the carrying amounts of these assets were not recoverable. The long-lived assets consisted of furniture and computer hardware and software. The Company disposed of these assets during the three-month period ended December 28, 2002 and recorded an impairment charge of $645 which is included in depreciation and amortization expense.

Notes Receivable:    Notes receivable consists primarily of a $4,500, five year subordinated secured promissory note, with a stated interest rate of 7%, received in connection with the sale of certain assets of Ashford.com (see Note 3). The note is due in twenty consecutive quarterly principal payments of $225 each, beginning March 2003 through December 2007. Accrued interest on the note is payable with each quarterly principal payment. In order to determine the fair value of the note, the Company obtained an independent, third-party valuation. Based upon the valuation, the Company determined that the market interest rate of the note is 12.5% and therefore valued the note at approximately $4,000. The balance of the note due was $3,976 as of December 28, 2002, $3,076 as of January 3, 2004 and $0 as of January 1, 2005, with $900 classified as current as of December 28, 2002 and January 3, 2004. On April 28, 2004, the Company converted $730 of principal due under the note in exchange for 2,036,830 shares of Odimo Incorporated’s (“Odimo”) Series C preferred stock and a warrant to purchase 305,525 shares of Odimo’s Series C preferred stock at an exercise price of $0.3584 per share. As a result of the conversion, the principal amount owing under the note as of April 28, 2004 was $2,645 due in eleven consecutive quarterly payments of $225 each, beginning June 2004 through December 2006, and one final payment of $170 due in March 2007. On August 3, 2004, the Company received payment in full of the $2,420 amount then outstanding, together with accrued interest. The Company recorded interest income on the note of $0 for the fiscal year ended December 28, 2002, $313 for the fiscal year ended January 3, 2004 and $129 for the fiscal year ended January 1, 2005. The $500 discount has been fully amortized and recorded as an increase in interest income. Amortization of the discount was $0 for the fiscal year ended December 28, 2002, $180 for the fiscal year ended January 3, 2004 and $320 for the fiscal year ended January 1, 2005.

2004 Annual Report

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

Notes receivable also consists of a $376 full-recourse promissory note with a stated interest rate of 6.71%, received in connection with the acquisition of Ashford.com (see Note 3). The note was entered into by Ashford.com with a member of its Board of Directors in connection with the exercise of options to purchase Ashford.com’s common stock. The balance of the note including accrued interest due was $447 as of December 28, 2002, $477 as of January 3, 2004 and $0 as of January 1, 2005, with $0 as of December 28, 2002, $477 as of January 3, 2004 and $0 as of January 1, 2005 classified as current. The principal balance of the note together with accrued interest was paid in full on June 14, 2004. The Company recorded interest income on the note of $24 for the fiscal year ended December 28, 2002, $30 for the fiscal year ended January 3, 2004 and $10 as of fiscal year ended January 1, 2005.

Other Equity Investments:    Other equity investments consist of shares of, and warrants to purchase, Odimo Incorporated (“Odimo”) Series C and Series D preferred stock convertible into 17.9% of the fully diluted common shares of Odimo, received in connection with the sale of certain assets of Ashford.com (see Note 3). The Company does not have the ability to exercise significant influence over Odimo and, therefore, the investment is accounted for under the cost method. Under the cost method of accounting, investments in non-marketable securities are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. The initial cost of the Company’s investment was determined based on the fair value of the investment at the time of its acquisition. As an observable market price does not exist for non-marketable securities, estimates of fair value of such securities are more subjective than for securities of public companies. In order to determine the fair value of the investment in Odimo, the Company obtained an independent, third-party valuation. The valuation incorporated a variety of methodologies to estimate fair value, including comparing the security with securities of publicly traded companies in similar lines of business, applying price multiples to estimated future operating results for Odimo and estimating discounted cash flows. Factors affecting the valuation included restrictions on control and marketability of Odimo’s equity securities and other information available to the Company, such as the Company’s knowledge of the industry and knowledge of specific information about Odimo. Using this valuation, the Company determined the estimated fair value of the investment to be approximately $2,847 as of January 1, 2005. Based on the Company’s valuation of the investment as of January 1, 2005, it was determined that there was no impairment of the investment. In February, 2005, Odimo consummated an initial public offering through the issuance of 3,125,000 shares of its common stock. Based on the current market price of Odimo’s common stock, the Company determined that there is no impairment in the carrying value of this investment.

Other Assets, Net:    Other assets, net consists primarily of deferred partner revenue share charges, resulting from the exercise by a partner of a right to receive 1,600,000 shares of the Company’s common stock in lieu of future cash revenue share payments (see Note 7). The 1,600,000 shares of GSI common stock issued are subject to restrictions, including the prohibition of the transfer of such shares. These restrictions lapsed as to 90% of such shares on January 1, 2005 and will lapse as to an additional 10% of such shares on the last day of March 2005, becoming free of all such transfer restrictions on March 31, 2005. Deferred partner revenue share charges were, $13,207 as of December 28, 2002, $11,835 as of January 3, 2004 and $10,097 as of January 1, 2005 and are being amortized as stock-based compensation expense as the partner revenue share expense is incurred. The partner revenue share expense incurred is based on actual revenues recognized in a given period and the imputed partner revenue share percentage, which is based on the value of the Company’s common stock that was issued upon exercise of the right. Stock-based compensation expense related to the amortization of deferred partner revenue share charges was $857 for the fiscal year ended December 28, 2002, $1,372 for the fiscal year ended January 3, 2004 and $1,738 for the fiscal year ended January 1, 2005.

Deferred Revenue:    Deferred revenue consists primarily of fees paid in advance to the Company under agreements to manage some aspects of certain partners’ e-commerce businesses, including fulfillment,

2004 Annual Report

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

technology and customer service, existing at the balance sheet date. Deferred revenue also consists of amounts received from the sale of gift certificates redeemable through the Company’s partners’ e-commerce businesses.

Net Revenues from Product Sales:    Net revenues from product sales are derived from the sale of products by us through our partners’ e-commerce businesses. Net revenues from product sales are net of allowances for returns and discounts and include outbound shipping charges and other product related services such as gift wrapping and monogramming.

The Company recognizes revenues from product sales when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured.

The Company recognizes revenue from product sales, net of estimated returns based on historical experience and current trends, upon shipment of products to customers. The Company ships the majority of products from its fulfillment centers in Louisville, KY and Shepherdsville, KY. During the fiscal year ended December 28, 2002, the Company also shipped products from Ashford.com’s jewelry and luxury goods fulfillment center that it formerly maintained in Houston, TX. The Company also relies upon certain vendors to ship products directly to customers on its behalf. The Company acts as principal in these transactions, as orders are initiated directly through the e-commerce businesses that the Company operates, the Company takes title to the goods at the shipping point and has the economic risk related to collection, customer service and returns.

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

The Company pays to its partners a percentage of the revenues generated from the sale of products sold by the Company through the e-commerce businesses that the Company operates in exchange for the rights to use their brand names and the promotions and advertising that its partners agree to provide. The Company refers to these royalty payments as partner revenue share charges. The Company has considered the revenue reduction provisions addressed in EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” which was codified in EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” and believes that the payment of partner revenue share charges, or the issuance of warrants or stock in lieu of cash partner revenue share charges, to its partners should not result in any reduction of revenues. EITF No. 00-25 addresses consideration paid to parties along a distribution chain. The Company purchases merchandise from its vendors, at its discretion, and is responsible for paying those vendors. The amounts purchased and the prices paid to the Company’s vendors are not in any way impacted by the revenue share provisions of the Company’s agreements with its partners. Accordingly, the Company’s partners and vendors are not linked in the distribution chain and the Company believes that the provisions of EITF No. 00-25 do not apply.

Service Fee Revenues:    The Company derives its service fee revenues from service fees earned by it in connection with the development and operation of its partners’ e-commerce businesses. Service fees primarily

2004 Annual Report

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

consist of variable fees based on the value of merchandise sold or gross profit generated through its partners’ e-commerce businesses. To a lesser extent, service fees include fixed periodic payments by partners for the development and operation of their e-commerce businesses and fees related to the provision of marketing, design, development and other services. The Company recognizes revenues from services provided when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. If the Company receives payments for services in advance, these amounts are deferred and then recognized over the service period. Cost of service fee revenues includes the cost of products sold and inbound freight related to those products, as well as outbound shipping and handling costs, other than those related to promotional free shipping and subsidized shipping and handling which would be included in sales and marketing expense. The Company does not specifically record “Cost of service fee revenues” as these costs are incurred by the Company’s fee-based partners rather than by the Company. Operating expenses relating to service fee revenues consist primarily of personnel and other costs associated with the Company’s engineering, production and creative departments which are included in product development expense, as well as fulfillment costs and personnel and other costs associated with its marketing and customer service departments which are included in sales and marketing expense.

Cost of Revenues:    Cost of revenues consist of cost of revenues from product sales and cost of service fee revenues. Cost of revenues from product sales include the cost of products sold and inbound freight related to these products, as well as outbound shipping and handling costs, other than those related to promotional free shipping and subsidized shipping and handling which are included in sales and marketing expense. We specifically do not record cost of service fee revenue. The cost of the sales of the merchandise on which we earn service fees are incurred by our service-fee partners because they are the owners and sellers of the merchandise.

Sales and Marketing:    Sales and marketing expenses include fulfillment costs, customer service costs, credit card fees, net partner revenue share charges, net advertising and promotional expenses incurred by us on behalf of the Company’s partners’ e-commerce businesses, and payroll related to the buying, business management and marketing functions of its company. Net partner revenue share charges are royalty payments made to the Company’s partners in exchange for the use of their brands, the promotion of its partners’ URLs, Web sites and toll-free telephone numbers in their marketing and communications materials, the implementation of programs to provide incentives to customers to shop through the e-commerce businesses that the Company operates for its partners and other programs and services provided to the customers of the e-commerce businesses that the Company operates for its partners, net of amounts reimbursed to the Company by its partners. Net advertising and promotional expenses include promotional free shipping and subsidized shipping and handling costs and are net of amounts reimbursed to the Company by its partners. Partner revenue share charges were $5,666 for the fiscal year ended December 28, 2002, $10,499 for the fiscal year ended January 3, 2004 and $9,143 for the fiscal year ended January 1, 2005.

Shipping and Handling Costs:    The Company defines shipping and handling costs as only those costs incurred for a third-party shipper to transport products to the customer and these costs are included in cost of revenues from product sales. In some instances, shipping and handling costs exceed shipping charges to the customer and are subsidized by the Company. Additionally, the Company selectively offers promotional free shipping whereby it ships merchandise to customers free of all shipping and handling charges. The cost of promotional free shipping and subsidized shipping and handling was $2,895 for the fiscal year ended December 28, 2002, $1,513 for the fiscal year ended January 3, 2004 and $3,530 for the fiscal year ended January 1, 2005 and was charged to sales and marketing expense.

Fulfillment Costs:    The Company defines fulfillment costs as personnel, occupancy and other costs associated with its Kentucky fulfillment centers and Ashford.com’s Texas fulfillment center that it formerly

2004 Annual Report

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

maintained, personnel and other costs associated with its logistical support and vendor operations departments and third-party warehouse and fulfillment services costs. Fulfillment costs were $12,531 for the fiscal year ended December 28, 2002, $15,631 for the fiscal year ended January 3, 2004 and $24,216 for the fiscal year ended January 1, 2005 and are included in sales and marketing expense.

Advertising:    The Company expenses the cost of advertising, which includes online marketing fees, media, agency and production expenses, in accordance with the AICPA Accounting Standards Executive Committee’s Statement of Position (“SOP”) 93-7, “Reporting on Advertising Costs.” Advertising production costs are expensed the first time the advertisement runs. Online marketing fees and media (television, radio and print) placement costs are expensed in the month the advertising appears. Agency fees are expensed as incurred. Advertising costs were $3,377 for the fiscal year ended December 28, 2002, $2,418 for the fiscal year ended January 3, 2004 and $4,843 for the fiscal year ended January 1, 2005 and are included in sales and marketing expenses.

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

2004 Annual Report

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

The following table illustrates the pro forma net loss and losses per share for the fiscal years ended December 28, 2002, January 3, 2004 and January 1, 2005 as if compensation expense for stock options issued to employees had been determined consistent with SFAS No. 123:

	Fiscal Year Ended
	December 28, 2002	January 3, 2004	January 1, 2005
	(in thousands, except per share amounts)
Net income (loss), as reported	$(33,809)	$(12,062)	$340
Add: Stock-based compensation expense included in reported net loss	(21)	462	1,738
Deduct: Total stock-based compensation determined under fair value based method for all awards	(6,508)	(5,030)	(6,915)

Pro forma net loss	$(40,338)	$(16,630)	$(4,837)

Income (losses) per share—basic and diluted:
Net income (loss) per share, as reported	$(0.88)	$(0.30)	$0.01

Pro forma net loss per share—basic	$(1.05)	$(0.42)	$(0.12)

Pro forma net loss per share—diluted	$(1.05)	$(0.42)	$(0.12)

The Company also records the amortization of deferred partner revenue charges as stock-based compensation expense. This expense is amortized over the contract term of the partner agreement. Stock-based compensation related to the amortization of deferred partner revenue share charges was $857 for the fiscal year ended December 28, 2002, $1,372 for the fiscal year ended January 3, 2004 and $1,738 for the fiscal year ended January 1, 2005.

Income Taxes:    The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, is reflected in the consolidated financial statements in the period of enactment. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

2004 Annual Report

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

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

Consolidation of Variable Interest Entities:    In January 2003, the FASB issued Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities,” which requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. In December 2003, the FASB then issued FIN No. 46(R) “Consolidation of Variable Interest Entities,” which replaced FIN No. 46. Application of FIN No. 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. The Company adopted the provisions of FIN No. 46 and FIN No. 46(R) effective during fiscal 2003 and FIN No. 46(R)-5 effective during fiscal 2004 and it did not have a significant impact on the Company’s financial position or results of operations.

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

Other-Than-Temporary Impairment of Certain Investments:    In November 2003, the EITF reached a consensus on EITF No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which establishes additional disclosure requirements for each category of investments in a loss position. Effective for fiscal years ending after December 15, 2003, companies must disclose the aggregate amount of unrealized losses and the aggregate related fair value of investments with unrealized losses, which are required to be segregated by those investments in a loss position for less than twelve months and those in a loss

2004 Annual Report

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

position for greater than twelve months. Certain qualitative disclosures should also be made regarding the information considered in reaching the conclusion that unrealized losses on investments are not other-than-temporary. The Company adopted the provisions of this consensus in fourth quarter of fiscal 2003 and it did not have a significant impact on the Company’s financial position or results of operations. The accounting guidance of EITF 03-1 relating to the recognition of investment impairment which was to be effective in the third quarter of 2004 has been delayed pending the development of additional guidance. The Company is actively monitoring the deliberations relating to this issue at the FASB and currently is unable to determine the ultimate impact EITF 03-1 will have on its consolidated financial statements.

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

Inventory Costs an Amendment of ARB No. 43, Chapter 4:    In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in ARB No. 43 Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43 Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. SFAS No. 151 is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facility. The Company anticipates that adoption of SFAS No. 151 will have no significant impact on the Company’s financial position or results of operations.

Exchanges of Nonmonetary Assets an Amendment of APB Opinion No. 29:    In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets an Amendment of APB Opinion No. 29”. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company anticipates that adoption of SFAS No. 153 will have no significant impact on the Company’s financial position or results of operations.

Share-Based Payment.    In December 2004, the Financial Accounting Standards Board, or FASB, issued Financial Accounting Standards Board Statement No. 123R “Share-Based Payment”, or FAS 123R, which replaces Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation”, or FAS 123, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB 25. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or

2004 Annual Report

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

annual period after June 15, 2005, with early adoption encouraged. In addition, FAS 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. The Company is required to adopt FAS 123R in its third quarter of 2005, beginning July 3, 2005. Under FAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The Company has preliminarily decided to use the prospective method for transition as of the effective date of FAS 123R. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of FAS 123R. The Company is evaluating the requirements of FAS 123R and it expects that the adoption of FAS 123R will have a material impact on its consolidated results of operations and earnings per share.

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

Acquisition of Ashford.com

As consideration for the purchase, the Company issued to the stockholders of Ashford.com $7,074 in cash and approximately 430,000 shares of the Company’s common stock valued at $6,881 based on a value of $16.00 per share, which was the average closing price of the Company’s common stock for the period from September 6, 2001 to September 18, 2001.

The acquisition was accounted for under SFAS No. 141 as a purchase, and the acquisition cost of $15,737 was allocated to the assets acquired and the liabilities assumed based upon estimates of their respective fair values. A total of $8,815, representing the excess of the purchase price over fair value of the net assets acquired, was allocated to goodwill.

During the three-month period ended June 29, 2002, the Company obtained a third-party valuation relating to intangible assets acquired from Ashford.com that were initially classified as goodwill pending completion of the valuation. The Company reclassified certain other intangible assets from goodwill and included them in other assets, net. These other intangible assets acquired from Ashford.com consisted of Ashford.com’s customer base and trademarks. The Company recorded the customer base at $1,470 and the trademarks at $1,570.

The customer base acquired had an estimated useful life of five years and was amortized using the straight-line method. The Company recorded amortization of $233 for the fiscal year ended December 28, 2002. The trademarks acquired had an indefinite useful life, and therefore, under SFAS No. 142, they would not have been amortized into results of operations but instead would have been reviewed for impairment and written down and charged to results of operations only in periods in which their recorded value was more than their fair value. These assets were sold in conjunction with the sale of certain assets of Ashford.com described below.

2004 Annual Report

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

The Company’s consolidated results of operations incorporates Ashford.com’s results of operations commencing on the March 14, 2002 acquisition date.

Sale of Ashford.com Assets

During the three-month period ended September 28, 2002, the Company completed the disposition of a division of Ashford Corporate Gifts, Inc., which is a subsidiary of Ashford.com. The Company received $1,200 in cash proceeds and recognized a gain on the sale of assets of $379.

In December 2002, Ashford.com entered into a definitive agreement with Odimo Acquisition Corp., a wholly owned subsidiary of Odimo to sell certain assets of Ashford.com, including Ashford.com’s trademark, URL, other intangible assets and selected inventory. Under the terms of the agreement, the Company received (i) $956 in cash, (ii) a $4,500, five year subordinated secured promissory note, valued at approximately $3,976, (iii) shares of, and warrants to purchase, Odimo’s Series D preferred stock convertible into 19.9% of the fully diluted common shares of Odimo, valued at approximately $2,159, and (iv) a right to receive 10% of Odimo’s consolidated EBITDA from 2003 to 2007 up to a maximum aggregate payment of $2,000. EBITDA represents earnings (or loss) before interest income/expense, taxes, depreciation and amortization and other non-cash expenses, including stock-based compensation. The sale was completed on December 27, 2002 and the Company recognized a loss on the sale of assets of $2,945.

Cessation of Ashford.com Operations

In conjunction with the sale of certain assets of Ashford.com, the Company also announced and implemented its plan to cease the operations of Ashford.com, which accounted for the Company’s net revenues of approximately $21,617 in the fiscal year ended December 28, 2002, $940 in the fiscal year ended January 3, 2004 and $0.0 in the fiscal year ended January 1, 2005. This plan involved the liquidation of Ashford.com’s remaining inventory, the closure of its Houston, TX fulfillment center and offices and the termination of 71 employees. This plan was substantially completed in January 2003. As of January 3, 2004, 71 employees had been terminated and actual termination benefits paid were $417.

Costs relating to ongoing operations were not included in restructuring costs related to Ashford.com. In accordance with EITF Issue No. 96-9, “Classification of Inventory Markdowns and Other Costs Associated with a Restructuring,” all inventory adjustments that resulted from the cessation of operations of Ashford.com are included in cost of revenues from product sales and were recorded in December 2002. As of December 28, 2002, inventory write downs resulting from the restructuring totaled $1,198. No additional inventory write downs from the restructuring were recorded during the fiscal years ended January 3, 2004 and January 1, 2005.

For the fiscal years ended December 28, 2002, January 3, 2004 and January 1, 2005, restructuring costs related to Ashford.com were as follows:

	Fiscal Year Ended
	December 28, 2002	January 3, 2004	January 1, 2005
	(in thousands)
Termination benefits	$417	$—	$—
Contractual obligations	402	74	—
Asset impairments	849	—	—
Other restructuring costs	12	—	—

	$1,680	$74	$—

2004 Annual Report

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

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

At January 1, 2005, the accrued liability associated with the cessation of Ashford.com operations was $370 and consisted of the following (in thousands):

	Balance at December 28, 2002	Subsequent Accruals, net	Payments	Balance at January 3, 2004	Balance January 1, 2005	Due Within 12 Months
	(in thousands)
Termination benefits	$417	$—	$(417)	$—	$—	$—
Contractual obligations	402	74	(106)	370	370	370
Other restructuring costs	12	—	(12)	—	—	—

	$831	$74	$(535)	$370	$370	$370

NOTE 4—MARKETABLE SECURITIES

Marketable securities, at estimated fair value, consist of the following:

	January 3, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(in thousands)
Corporate Bonds	$2,908	$7	$(10)	$2,905
U.S. government agency securities	9,004	12	(9)	9,007

	$11,912	$19	$(19)	$11,912

	January 1, 2005
	Amortized Cost	Gross Unrealized Losses(1)	Estimated Fair Value
	(in thousands)
Auction preferred stock	$3,200	$—	$3,200
Corporate bonds	5,963	(41)	5,922
U.S. government agency securities	9,800	(63)	9,737

	$18,963	$(104)	$18,859

(1)	The fair value of marketable securities with loss positions was $6,071 as of January 3, 2004 and $15,658 as of January 1, 2005, and the gross unrealized losses on these marketable securities were $19 as of January 3, 2004 and $104 as of January 1, 2005. The Company considered the nature of these marketable securities, which are primarily U.S. government agency securities, corporate bonds and auction preferred stock, the amount of the impairments relative to the carrying value of the related investments and the duration of the impairments, which are all less than twelve months, and concluded that the impairments were temporary.

2004 Annual Report

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

The amortized cost and estimated fair value of investments in debt securities as of January 1, 2005, by contractual maturity, are as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due within one year	$13,956	$13,889
Due after one year through two years	3,807	3,770
Due after two years through three years	1,200	1,200

	$18,963	$18,859

NOTE 5—PROPERTY AND EQUIPMENT

The major classes of property and equipment, at cost, as of January 3, 2004 and January 1, 2005 are as follows:

	January 3, 2004	January 1, 2005
	(in thousands)
Computer hardware and software	$44,113	$53,381
Building and building improvements	20,977	38,406
Furniture, warehouse and office equipment	6,712	9,696
Land	3,663	7,663
Leasehold improvements	413	479
Capitalized Lease	—	2,401
Construction in progress	655	387

	76,533	112,413
Less: Accumulated depreciation and amortization	(31,693)	(38,127)

Property and equipment, net	$44,840	$74,286

NOTE 6—LEASES

Capital Leases

During the third quarter of fiscal 2004, the Company entered into capital leases for computer hardware and software. As of January 1, 2005, the leases had an aggregate outstanding balance of $1,590, with $829 classified as current. The Company’s net investment in these capital leases as of January 1, 2005 was $1,594, which is included in property and equipment. Interest expense recorded on the capital leases for the three month period ended January 1, 2005 was $29 and the twelve month period ended January 1, 2005 was $65.

2004 Annual Report

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

Future minimum lease payments under the capital lease as of January 1, 2005, together with present value of those future minimum lease payments, are as follows:

January 1, 2005
(in thousands)
2005	$912
2006	516
2007	297

Total future minimum lease payments	1,725
Less: Interest discount amount	(135)

Total present value of future minimum lease payments	1,590
Less: Current portion	(829)

Long-term portion	$761

During the fourth quarter of fiscal 2000, the Company entered into various capital leases for computer hardware and furniture. As of January 1, 2005, no capital leases on this equipment remained. The Company’s net investment in these capital leases as of January 3, 2004 was $347 and as of January 1, 2005 was $0, which is included in property and equipment. Interest expense recorded on the capital leases for the fiscal year ended December 28, 2002 was $59, for fiscal year ended January 3, 2004 was $0 and for fiscal year ended January 1, 2005 was $0.

Operating Leases

The Company leases its Melbourne, FL customer contact center, as well as, its Shepherdsville, KY fulfillment center and certain fixed assets under noncancellable operating leases. The Company previously leased Ashford.com’s Houston, TX fulfillment center and offices that it formerly maintained and its former Louisville, KY retail store until the first quarter of fiscal 2003. The Company also previously leased its Louisville, KY fulfillment center until April 2002, at which time it was purchased by the Company and additional office space until the Company completed its move to its new corporate headquarters. Rent expense under operating lease agreements was $2,349 in fiscal year ended December 28, 2002, $1,346 in fiscal year ended January 3, 2004 and $2,019 for the fiscal years ended January 1, 2005.

Future minimum lease payments under operating leases as of January 1, 2005 are as follows:

Operating Leases
(in thousands)
2005	$2,175
2006	2,025
2007	1,592
2008	1,588
2009	1,579
Thereafter	1,428

Total future minimum lease payments	$10,387

2004 Annual Report

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

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

On May 12, 1998, the Company issued 10,000 shares of mandatorily redeemable Series A preferred stock. As of December 28, 2002 all of the shares of Series A preferred stock had been redeemed. As of September 27, 2003 all of the shares of the Series A preferred stock had been retired.

Common Stock:

On May 24, 2001, the stockholders approved an amendment to the Company’s Certificate of Incorporation that increased the maximum number of authorized shares of common stock, $.01 par value, by 30,000,000 to 90,000,000.

On July 20, 2001, a right to receive 1,600,000 shares of the Company’s common stock was exercised in lieu of future cash revenue share payments. On the day immediately preceding the exercise of the right, the closing price of a share of the Company’s common stock was $9.00, and the shares were valued at approximately $14,400. The 1,600,000 shares of GSI common stock issued are subject to restrictions which prohibit the transfer of such shares. These restrictions lapsed as to 10% of such shares on December 31, 2002 and will lapse as to an additional 10% of such shares on the last day of each quarter thereafter, becoming free of all such transfer restrictions on March 31, 2005.

On August 23, 2001, pursuant to the terms of a stock purchase agreement entered into on July 20, 2001, the Company issued to Interactive Technology Holdings, LLC, a joint venture company formed by Comcast Corporation and QVC, Inc. (“ITH”), 3,000,000 shares of its common stock at a price of $10.00 per share, for an aggregate purchase price of $30,000. At the same time, ITH acquired 1,000,000 shares of the Company’s common stock from Michael G. Rubin, Chairman, President and Chief Executive Officer of the Company, at a price of $10.00 per share, for an aggregate purchase price of $10,000.

On July 25, 2003, the Company issued 1,650,000 shares of common stock to ITH in exchange for warrants held by ITH to purchase 4,500,000 shares of the Company’s common stock, purchased by ITH on September 13, 2000. On the day immediately preceding the exchange, the closing price of a share of the Company’s common stock was $9.05. Of the warrants exchanged, 2,500,000 have an exercise price of $10.00 per share and expire between September 2005 and October 2005 and 2,000,000 have an exercise price of $8.15 per share and expire between September 2005 and October 2005. Under the Black-Scholes valuation methodology, the warrants were valued at approximately $23,000 on the date of exchange. As the value of the warrants settled is in excess of the consideration given to ITH by the Company, the Company did not recognize any stock-based compensation expense relating to this exchange.

2004 Annual Report

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

Employee Stock Purchase Plan:

In March 2000, the Company’s board of directors adopted, and in May 2000, the Company’s stockholders approved, the 2000 Employee Stock Purchase Plan (the “ESPP”). A total of 400,000 shares of common stock are authorized for issuance under the ESPP, plus an annual increase equal to the lesser of (i) 50,000 shares, or (ii) such smaller number of shares as determined by the board of directors; provided that the total aggregate number of shares issuable under the ESPP may not exceed 900,000 shares. The ESPP is implemented by the periodic offerings of rights to all eligible employees from time to time, as determined by the board of directors. The maximum period of time for an offering is 27 months. The purchase price per share at which common stock is sold in an offering is established by the board of directors prior to the commencement of the offering, but such price may not be less than the lower of (i) 85% of the fair market value of a share of common stock on the date the right to purchase such shares was granted (generally the first day of the offering) or (ii) 85% of the fair market value of a share of common stock on the applicable purchase date. The shares of common stock issued under the ESPP were 399,201 shares as of December 28, 2002, 548,948 shares as of January 3, 2004 and 548,948 shares as of January 1, 2005. Currently, there are no shares authorized for issuance under the ESPP by the board of directors.

Treasury Stock:

On August 20, 2003, the Company’s Board of Directors approved the retirement of 73,000 shares of treasury stock held by the Company. The treasury stock was retired during the three-month period ended September 27, 2003.

In June 2002, the Company’s Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $10,000 of the Company’s common stock. Under this program, the Company repurchased 73,000 shares on the open market during the fiscal year ended December 28, 2002.

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

2004 Annual Report

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

The following table summarizes the stock option activity for the fiscal years ended December 28, 2002, January 3, 2004 and January 1, 2005:

	Fiscal Year Ended
	December 28, 2002		January 3, 2004		January 1, 2005
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Outstanding, beginning of fiscal year	5,527	$8.02	5,369	$8.30	6,716	$8.37
Granted	856	12.58	2,035	9.02	793	10.18
Exercised	(270)	4.73	(194)	5.15	(803)	5.89
Cancelled	(744)	12.85	(494)	12.12	(597)	11.28

Outstanding, end of fiscal year	5,369	8.30	6,716	8.37	6,109	8.50

Exercisable, end of fiscal year	2,594	8.35	3,837	8.39	4,275	8.38

During the fiscal year ended January 1, 2005, the Company granted to employees options to purchase an aggregate of 730,800 shares of the Company’s common stock at prices ranging from $0.01 to $16.10 per share and granted to directors options to purchase an aggregate of 62,500 shares of the Company’s common stock at $8.11 per share. The weighted average fair value during the fiscal year ended January 1, 2005 was $7.00 per share and the weighted average exercise price of the options granted with exercise prices at the then-current market prices of the underlying stock during the fiscal year ended January 1, 2005 was $10.18 per share. The weighted average fair value during the fiscal year ended January 1, 2005 was $9.47 per share and the weighted average exercise price of the options granted with exercise prices below the then-current market prices of the underlying stock during the fiscal year ended January 1, 2005 was $0.01 per share. For the fiscal year ended January 1, 2005, the Company recorded $1,773 of stock-based compensation expense relating to options and restricted stock, $1,758 relating to employees and $15 relating to consultants.

During the fiscal year ended January 3, 2004, the Company granted to employees options to purchase an aggregate of 1,961,500 shares of the Company’s common stock at prices ranging from $2.34 to $12.34 per share and granted to directors options to purchase an aggregate of 73,750 shares of the Company’s common stock at prices ranging from $3.10 to $11.66 per share. The weighted average fair value during the fiscal year ended January 3, 2004 was $3.48 per share and the weighted average exercise price of the options granted with exercise prices at the then-current market prices of the underlying stock during the fiscal year ended January 3, 2004 was $5.42 per share. The weighted average fair value during the fiscal year ended January 3, 2004 was $5.78 per share and the weighted average exercise price of the options granted with exercise prices above the then-current market prices of the underlying stock during the fiscal year ended January 3, 2004 was $10.00 per share. For the fiscal year ended January 3, 2004, the Company recorded $563 of stock-based compensation expense relating to options and restricted stock, $462 relating to employees and $101 relating to consultants.

During the fiscal year ended December 28, 2002, the Company granted to employees options to purchase an aggregate of 807,470 shares of the Company’s common stock at prices ranging from $4.03 to $19.94 per share and granted to directors options to purchase an aggregate of 48,750 shares of the Company’s common stock at a price of $14.68 per share. The weighted average fair value during the fiscal year ended December 28, 2002 was $8.66 per share and the weighted average exercise price of the options granted with exercise prices at the then-current market prices of the underlying stock during the fiscal year ended December 28, 2002 was $12.45 per

2004 Annual Report

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

share. For the fiscal year ended December 28, 2002, the Company recorded a reduction of $508 in stock-based compensation expense relating to options and restricted stock, $21 relating to employees and $487 relating to consultants.

The following table summarizes the warrant activity for the fiscal years ended December 28, 2002, January 3, 2004 and January 1, 2005:

	Fiscal Year Ended
	December 28, 2002		January 3, 2004		January 1, 2005
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Outstanding, beginning of fiscal year	7,817	$9.27	7,082	$9.25	803	$7.68
Granted	—	—	—	—	12	9.31
Exercised	(330)	9.32	(13)	5.00	—	—
Cancelled	(405)	9.67	(6,266)	9.46	—	—

Outstanding, end of fiscal year	7,082	9.25	803	7.68	815	7.71

Exercisable, end of fiscal year	6,882	9.44	603	9.40	615	9.40

During the fiscal year ended January 1, 2005, the Company granted to a related party warrants to purchase an aggregate of 12,500 shares of the Company’s common stock at $9.31 per share. The Company recognized $89 of stock-based compensation for the fiscal year ended January 1, 2005 related to the grant of the warrants.

During the fiscal year ended December 28, 2002, warrants to purchase an aggregate of 634,557 shares of the Company’s common stock were net-exercised. There were no cash proceeds as a result of the net exercises, and the Company issued a net of 279,724 shares of its common stock. The Company recognized $53 of stock-based compensation expense for the fiscal year ended December 28, 2002 relating to the grant of the warrants.

The following table summarizes information regarding options and warrants outstanding and exercisable as of January 1, 2005:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$ 0.01 – $ 5.56	2,372	5.89	$4.44	1,749	$4.65
$ 5.69 – $10.00	3,318	7.22	8.66	2,168	8.29
$10.01 – $24.69	1,234	6.23	15.33	973	15.92

$ 0.01 – $24.69	6,924	6.58	8.40	4,890	8.51

As of January 1, 2005, 1,393,513 shares of common stock were available for future grants under the Plans.

2004 Annual Report

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

The fair value of options and restricted stock granted under the Plans during the fiscal years ended December 28, 2002, January 3, 2004 and January 1, 2005 were estimated on the date of grant using the Black-Scholes multiple option pricing model, with the following weighted average assumptions:

	Fiscal Year Ended
Assumption	December 28, 2002	January 3, 2004	January 1, 2005
Dividend yield	None	None	None
Expected volatility	102.00%	104.00%	94.11%
Average risk free interest rate	3.59%	2.63%	3.22%
Average expected lives	3.93 years	3.41 years	4.13 years

No warrants were granted or issued by the Company during the fiscal years ended December 28, 2002 and January 3, 2004, and 12,500 warrants were issued during the fiscal year ended January 1, 2005. The fair value of warrants granted and issued during the fiscal year ended January 1, 2005 were estimated on the date of grant using the Black-Scholes multiple option pricing model, with the following range of assumptions:

Assumption	Fiscal Year Ended January 1, 2005
Dividend yield	None
Expected volatility	100.0%
Average risk free interest rate	3.93%
Average expected lives	5.00 years

2004 Annual Report

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

NOTE 9—INCOME TAXES

The income (loss) from continuing operations before income taxes and the related benefit from income taxes were as follows:

Fiscal Year Ended
	December 28, 2002	January 3, 2004	January 1, 2005
(in thousands)
Income (loss) from continuing operations before income taxes:
Domestic	$(33,809)	$(12,062)	$340
Foreign	—	—	—

Total	$(33,809)	$(12,062)	$340

Benefit from income taxes:
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

Total Current	$—	$—	$—
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

Total Deferred	$—	$—	$—

Total:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

Total	$—	$—	$—

For the fiscal years ended December 28, 2002, January 3, 2004 and January 1, 2005, the Company had no provision for federal and state income taxes.

2004 Annual Report

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

The significant components of net deferred tax assets and liabilities as of December 28, 2002, January 3, 2004 and January 1, 2005 consisted of the following:

	Fiscal Year Ended
	December 28, 2002	January 3, 2004	January 1, 2005
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$171,089	$174,249	$179,495
Deferred revenue	6,106	6,104	3,798
Employee benefits	193	248	91
Inventory	1,152	1,149	1,019
Prepaid expenses	—	—	—
Depreciation	2,841	914	2,278
Provision for doubtful accounts	2,137	1,556	1,293

Gross deferred tax assets	183,518	184,220	187,974
Deferred tax liabilities:
Prepaid expenses	(166)	—	—

Net deferred tax assets and liabilities	183,352	184,220	187,974
Valuation allowance	(183,352)	(184,220)	(187,974)

Net deferred tax asset	$—	$—	$—

Due to the uncertainty surrounding the realization of the Company’s tax attributes in future income tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets. As of January 1, 2005, the Company had available net operating loss carryforwards of approximately $442,827 which expire in the years 2005 through 2024. The use of certain net operating loss carryforwards are subject to annual limitations based on ownership changes of the Company’s stock, as defined by Section 382 of the Internal Revenue Code. The Company expects that net operating losses of approximately $245,986 will expire before they can be utilized.

Of the net operating losses $14,309 relate to employee related stock options and the tax benefit when realized will reduce equity.

The differences between the statutory federal income tax rate and the effective income tax rate are provided in the following reconciliation:

	Fiscal Year Ended
	December 28, 2002	January 3, 2004	January 1, 2005
Statutory federal income tax rate	(34.0)%	(34.0)%	(34.0)%
Increase (decrease) in taxes resulting from:
Valuation allowance	33.7%	33.4%	34.0%
Nondeductible amortization	—	—	—
Other	0.3%	0.6%	0.0. %

Effective income tax rate	0.0%	0.0%	0.0%

2004 Annual Report

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

NOTE 10—INCOME (LOSS) PER SHARE

Net income (loss) per share has been computed in accordance with SFAS No. 128, “Earnings per Share.” Basic and diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the fiscal year. In fiscal 2002 and fiscal 2003, the outstanding common stock options and warrants have been excluded from the calculation of diluted income (loss) per share because their effect would be antidilutive.

The amounts used in calculating income (loss) per share data are as follows:

	Year ended December 31,
	December 28, 2002	January 3, 2004	January 1, 2005
Net income (loss) attributable to common shares	$(33,809)	$(12,062)	$340

Weighted average common shares outstanding—basic	38,566	39,638	41,073
Effective of dilutive securities:
Warrants	—	—	220
Employee stock options	—	—	1,076

Weighted average common shares outstanding—diluted	38,566	39,638	42,369
Outstanding common stock options having no dilutive effect	5,369	6,716	5,033
Outstanding common stock warrants having no dilutive effect	7,082	803	595

Income (loss) per common share—basic:	$(0.88)	$(0.30)	$0.01
Income (loss) per common share—diluted:	$(0.88)	$(0.30)	$0.01

NOTE 11—COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of comprehensive income (loss):

	Fiscal Year Ended
	December 28, 2002	January 3, 2004	January 1, 2005
	(in thousands)
Net income (loss)	$(33,809)	$(12,062)	$340
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	57	(57)	(104)

Other comprehensive income (loss)	57	(57)	(104)

Comprehensive income (loss)	$(33,752)	$(12,119)	$236

NOTE 12—SIGNIFICANT TRANSACTIONS/CONCENTRATIONS OF CREDIT RISK

Net revenues included $2,457 for the fiscal year ended December 28, 2002, $0 for the fiscal year ended January 3, 2004 and $0 for the fiscal year January 1, 2005, related to bulk sales to one entity. As of January 3, 2004 and January 1, 2005, the amount included in accounts receivable related to these bulk sales was $0.

Net revenues included $8,281 for the fiscal year ended December 28, 2002, $0 for the fiscal year ended January 3, 2004 and $0 for the fiscal year ended January 1, 2005 from sales of one of the Company’s partner’s

2004 Annual Report

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

products sold primarily through its direct response television campaigns in addition to Web site and toll-free number sales. As of January 3, 2004 and January 1, 2005, the amount included in accounts receivable related to these sales was $0.

The Company had $3,360 as of January 3, 2004 and $12,397 as of January 1, 2005, of operating cash and $66,110 as of January 3, 2004 and $63,026 as of January 1, 2005, of cash equivalents and marketable securities invested with three financial institutions, which are potentially subject to credit risk. The composition of these investments is regularly monitored by management of the Company.

NOTE 13—MAJOR SUPPLIERS AND CUSTOMERS/ECONOMIC DEPENDENCY

During the fiscal year ended January 1, 2005, the Company purchased inventory from one supplier amounting to $80,430 or 43.1% of total inventory purchased.

During the fiscal year ended January 3, 2004, the Company purchased inventory from one supplier amounting to $50,434 or 37.7% of total inventory purchased.

During the fiscal year ended December 28, 2002, the Company purchased inventory from one supplier amounting to $19,435 or 20.5% of total inventory purchased.

No other supplier amounted to more than 10% of total inventory purchased for any period presented.

For the fiscal year ended December 28, 2002, net revenues included $23,559 or 14% from Kmart Corporation (“Kmart”) in connection the operation of Kmart’s e-commerce business. In March 2003, the Company and Kmart modified their agreement to shorten the term, eliminate the last two of eight fixed fee payments required under the agreement and provide for early termination rights for both the Company and Bluelight. In October 2004, we further modified this agreement following which we only provide sporting goods merchandise to Bluelight on a business-to-business basis and continue to recognize revenues based on those business-to-business sales.

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

While the Company sold certain assets of Ashford.com, Inc. in December 2002, Ashford.com continues to be a party to certain litigation that was commenced prior to the Company’s acquisition of Ashford.com in March 2002. Since July 11, 2001, several stockholder class action complaints have been filed in the United States District Court of the Southern District of New York against Ashford.com, several of Ashford.com’s officers and directors, and various underwriters of Ashford.com’s initial public offering. The purported class actions have all been brought on behalf of purchasers of Ashford.com common stock during various periods beginning on September 22, 1999, the date of Ashford.com’s initial public offering. The plaintiffs allege that Ashford.com’s prospectus, included in Ashford.com’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things,

2004 Annual Report

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

certain fees and commissions collected by the underwriters or arrangements designed to inflate the price of the common stock. The plaintiffs further allege that because of these purchases, Ashford.com’s post-initial public offering stock price was artificially inflated. As a result of the alleged omissions in the prospectus and the purported inflation of the stock price, the plaintiffs claim violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. The complaints have been consolidated into a single action, and the consolidated cases against Ashford.com have been consolidated with similarly consolidated cases filed against 308 other issuer defendants for the purposes of pretrial proceedings. The claims against Ashford.com’s officers and directors were dismissed in exchange for tolling agreements which permit the refiling of claims against officers and directors at a later date. A motion to dismiss filed on behalf of all issuer defendants, including Ashford.com, was denied in all aspects relevant to Ashford.com on February 19, 2003. Ashford.com and its insurers have entered into a memorandum of understanding regarding terms for settlement of this suit. Under the settlement, plaintiffs’ claims against Ashford.com and other issuers will be dismissed in exchange for certain consideration from the issuers’ insurers and for the issuers’ assignment to plaintiffs of certain potential claims against the underwriters of the relevant initial public offerings. Formal documentation of the settlement contemplated by the memorandum of understanding is complete and the Judge presiding over this matter has preliminarily approved the settlement. In the event that a settlement is not finalized, the Company believes that Ashford.com has defenses against these actions.

In September 2003, the Company learned that it, along with several of its partners, were named in an action in the Circuit Court of Cook County, Illinois, by a private litigant who is alleging that the Company, along with certain of its partners, wrongfully failed to collect and remit sales and use taxes for sales of personal property to customers in Illinois and knowingly created records and statements falsely stating the Company was not required to collect or remit such taxes. The complaint seeks injunctive relief, unpaid taxes, interest, attorneys’ fees, civil penalties of up to $10 per violation, and treble damages under the Illinois Whistleblower Reward and Protection Act. The Company is aware that this same private litigant has filed similar actions against retailers in other states, and it may be possible that the Company and/or partners may have been or may be named in similar cases in other states. The Company does not believe that it is liable under existing laws and regulations for any failure to collect sales or other taxes relating to internet sales and intends to vigorously defend itself in this matter.

The Company does not believe, based on current knowledge, that any of the foregoing claims are likely to have a material adverse effect on its business, financial position or results of operations. However, the Company may incur substantial expenses and devote substantial time to defend third-party claims whether or not such claims are meritorious. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability and may be required to implement expensive changes in its business practices or enter into costly royalty or licensing agreements. Any of these could have a material adverse effect on the Company’s business, financial position or results of operations.

Advertising and Media Agreements

As of January 1, 2005, the Company was contractually committed for the purchase of future advertising totaling approximately $130 through the fiscal year ending December 31, 2005. The expense related to these commitments will be recognized in accordance with the Company’s accounting policy related to advertising (see Note 2).

2004 Annual Report

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

Partner Revenue Share Payments

As of January 1, 2005 and subject to the satisfaction of certain conditions, the Company was contractually committed to future minimum cash revenue share payments as follows:

Partner Revenue Share Payments
(in thousands)
2005	$7,450
2006	5,700
2007	6,000
2008	6,350
2009	6,650
Thereafter	4,900

Total conditional future minimum cash revenue share payments	$37,050

Partner Relationships

The Company operates e-commerce businesses for its partners pursuant to contractual agreements. The Company generally operates e-commerce businesses for its partners based on one of three models, or, in some circumstances, a combination of these models. The Company refers to these three models as the GSI-owned inventory model, the partner-owned inventory model and the business-to-business model.

GSI-Owned Inventory Model — The Company selects and purchases inventory from vendors, sells the inventory directly to consumers through its e-commerce platform under its partners’ names, records revenues generated from the sale by the Company of these products and generally pays a percentage of these revenues to the respective partners in exchange for the right to use their brand names, logos and Web site address in the operation of their e-commerce business and for their commitment to promote and advertise their e-commerce business. The Company has a buying organization that procures products in the following merchandise categories: sporting goods, consumer electronics, and licensed entertainment products. Because the Company operates e-commerce businesses for its sporting good partners using a common pool of owned sporting goods inventory, the Company is able to offer a broad assortment while efficiently managing its inventory. Under the owned-inventory model, the Company establishes the prices for products that it offers. To the extent possible, the Company strategically prices products sold through a partner’s e-commerce business to be consistent with the pricing for the same products at that partner’s retail stores. Accordingly, prices for the same products may differ across the Company’s partners’ e-commerce businesses. Revenues generated from this model are recorded by the Company as product sales. The Company believes that it has strong relationships with its vendors and sources of unique products, and it regularly seeks to add new vendors, brands and sources of unique products.

Partner-Owned Inventory Model — The Company operates certain aspects of its partners’ e-commerce businesses in exchange for service fees, which primarily consist of variable fees based on the value of merchandise sold or gross profit generated through its partners’ e-commerce businesses. To a lesser extent, service fees include fixed periodic payments by partners for the development and operation of their e-commerce businesses and fees related to the provision of marketing, design, development and other services. Under the partner-owned inventory model, its partners select the merchandise to be sold, buy and own all or a portion of the inventory and provide offline marketing support. The partner is the seller of the merchandise and establishes the prices. Revenues generated from partners in this model are recorded by the Company as service fees.

2004 Annual Report

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

Business-to-Business Model — The Company generally provides a product information database, including product images, descriptions and availability to these partners, which they use to sell merchandise on their e-commerce sites. These partners process customer orders on their Web sites and deliver the orders to the Company electronically. The Company sells the products ordered to these partners from its inventory or through its network of drop shippers and transfers title to the partners at a predetermined price. The Company then sends the orders to customers on behalf of these partners. These partners generally perform their own customer service. To date, this model has been deployed using GSI-owned sporting goods inventory. Revenues generated from sales by the Company to its partners in this model are recorded by the Company as product sales.

NOTE 15—SAVINGS PLAN

The Company sponsors a voluntary defined contribution savings plan covering all U.S. employees. Company contributions to the plan for each employee may not exceed 3.0% of the employee’s annual salary. Total Company contributions were $396 for the fiscal year ended December 28, 2004, $419 for the fiscal year ended January 3, 2004 and $540 for the fiscal year ended January 1, 2005.

NOTE 16—SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Fiscal Year Ended
	December 28, 2002	January 3, 2004	January 1, 2005
	(in thousands)
Cash paid during the year for interest	$749	$—	$466
Acquisition of Ashford.com:
Fair value of assets acquired (including goodwill)	$27,575	$—	$—
Liabilities assumed	(11,834)	—	—
Stock issued	(6,881)	—	—

Cash paid	8,860	—	—
Cash acquired	—	—	—

Net cash paid for acquisition of Ashford.com	$8,860	$—	$—

Noncash Investing and Financing Activities:
Net unrealized gains (losses) on available-for-sale securities	$57	$(57)	$(104)
Receipt of a promissory note in connection with the sale of certain assets of Ashford.com	$3,976	$—	$—
Receipt of shares of, and warrants to purchase, Odimo’s Series D preferred stock in connection with the sale of certain assets of Ashford.com	$2,159	$—	$—
Receipt of shares of, and warrants to purchase, Odimo’s Series C preferred stock in connection with a conversion of principal due under a note	$—	$—	$688
Exchange of a portion of a promissory note in connection with a conversion of principal due under the note	$—	$—	$(682)
Issuance of common stock upon exercises of options granted to employees of the discontinued operations	$4	$3	$—
Acquisition of property and equipment under a capital lease	$—	$—	$3,170

2004 Annual Report

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

NOTE 17—BUSINESS SEGMENTS

The Company operates in one principal business segment. The Company provides e-commerce solutions that enable retailers, branded manufacturers, entertainment companies and professional sports organizations to operate e-commerce businesses. The Company’s e-commerce platform includes Web site design, e-commerce technology, managed hosting, order fulfillment, customer service, merchandising and order management, online merchandising, customer relationship management, content development and online marketing. The Company currently derives virtually all of its revenues from the sale of goods through its partners’ e-commerce businesses, toll-free telephone number sales, bulk sales, business-to-business and group sales and related outbound shipping charges, net of allowances for returns and discounts. The Company also derives revenue from fixed and variable fees earned in connection with the development and operation of partners’ e-commerce businesses and the provision of marketing and other services. All of the Company’s net revenues and operating results are in the United States and Canada. Net revenues and operating results in Canada are not significant. All of the Company’s identifiable assets are in the United States.

NOTE 18—RELATED PARTY TRANSACTIONS

In fiscal 2000, the Company entered into a website development and distribution agreement with iQVC, a division of QVC, Inc., pursuant to which the Company provides technology, procurement and fulfillment services for QVC, including selling sporting goods, recreational and/or fitness related equipment and related products, apparel and footwear to QVC for resale through the QVC Web site. Interactive Technology Holdings, LLC, which is a major stockholder of the Company, is a joint venture company of Comcast Corporation and QVC. The Company recognized net revenues on sales to this related party of $2,711 for fiscal year ended December 28, 2002, $2,145 for fiscal year ended January 3, 2004 and $1,843 for fiscal year ended January 1, 2005 under this Web site development and distribution agreement. The terms of these sales are comparable to those with other business-to-business partners of the Company. As of January 1, 2005, the amount included in accounts receivable related to these sales was $88. In the three month period ended September 27, 2003, the Company took a charge of $325 for the settlement of disputed amounts billed to QVC for product and shipping costs.

In the fiscal year ended January 3, 2004, the Company entered into a services agreement with QVC pursuant to which QVC provided shipping services to the Company in exchange for fees. The fees charged to us by QVC were determined through arms-length negotiations. The Company incurred fees of $484 for the fiscal year ended January 3, 2004 and $1,061 for the fiscal year ended January 1, 2005 of which $414 for fiscal year ended January 3, 2004 and $1,009 for the fiscal year ended January 1, 2005 related directly to products shipped and was charged to cost of revenues from product sales, and $70 for fiscal year ended January 3, 2004 and $52 for fiscal year ended January 1, 2005 related to professional services provided and was charged to sales and marketing expense.

In exchange for Rustic Canyon forfeiting its right to designate one member to the Company’s Board, on June 26, 2004, the Company granted to Rustic Canyon a warrant to purchase 12,500 shares of the Company’s common stock with a term of five years and an exercise price of $9.31 per share. The fair value of the warrant was estimated on the date of grant using the Black-Sholes multiple option pricing model and the Company recorded $89 of stock-based compensation expense, relating to the warrant.

2004 Annual Report

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

NOTE 19—LONG-TERM DEBT AND OTHER

The following table summarizes the Company’s long-term debt and other long-term liabilities as of January 1, 2005:

January 1, 2005
(in thousands)
Note payable	$12,945
Capital lease obligation	1,590

14,535
Less: current portion of note payable	(142)
Less: current portion of capital lease obligation	(829)

Long-term debt and other	$13,564

On March 16, 2004, a wholly-owned subsidiary of the Company entered into an agreement to purchase a new corporate headquarters in King of Prussia, Pennsylvania, together with an option to purchase an additional parcel of land. The Company closed on the purchase on June 9, 2004 and the purchase price for the building was $17,000.

In connection with the purchase of the new corporate headquarters, a wholly-owned subsidiary of the Company entered into a $13,000 mortgage note on June 9, 2004, collateralized by a first lien on substantially all of the assets of that subsidiary, which have a carrying value of approximately $17,444. The mortgage note has a term of ten years and six months, and bears interest at 6.32% per annum. The Company, in accordance with the provisions of the mortgage note, provided a Letter of Credit in the amount of $3,000 as additional security. Upon completion of initial capital improvements to the building, the Letter of Credit will be reduced to $1,000. The Letter of Credit may be reduced further to $500 if the Company has positive income for calendar years 2006, 2007 and 2008.

As of January 1, 2005, the mortgage note had an aggregate outstanding principal balance of $12,945, with $142 classified as current and $12,803 classified as long-term. The Company recorded interest expense related to the note of $209 for the three month period ended January 1, 2005 and $473 for the twelve month period ended January 1, 2005.

Annual maturities of the mortgage note are based on a thirty year amortization and as of January 1, 2005 are as follows:

January 1, 2005
(in thousands)
Year 1	$142
Year 2	152
Year 3	161
Year 4	170
Year 5	184
Thereafter	12,136

12,945
Less current portion	(142)

Long-term portion	$12,803

2004 Annual Report

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

On April 20, 2000, the Company entered into a $5,300 mortgage note collateralized by the land, building and improvements of its corporate headquarters which have a carrying value of $6,832. The mortgage note had a term of ten years and bore interest at 8.49% per annum. In November 2002, the Company pre-paid the $5,212 outstanding principal balance remaining on the mortgage note. In connection with the early retirement of the mortgage note, the Company paid a $250 early termination fee, which is recorded in interest expense. The Company recorded interest expense related to this note of $690 during the fiscal year ended December 28, 2002, $0 during the fiscal year ended January 3, 2004 and $0 during the fiscal year ended January 1, 2005.

NOTE 20—QUARTERLY RESULTS (UNAUDITED)

The following tables contain selected unaudited Statement of Operations information for each quarter of the fiscal years ended January 3, 2004 and January 1, 2005. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	For the Fiscal Year Ended January 3, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net revenues	$48,879	$50,348	$47,483	$95,209

Gross profit	$17,026	$17,041	$16,705	$36,416

Net income (loss)	$(5,483)	$(3,777)	$(5,545)	$2,744

Income (losses) per share—basic and diluted(1):
Net income (loss)	$(0.14)	$(0.10)	$(0.14)	$0.07

Weighted average shares outstanding—basic	38,784	38,838	40,109	40,737

Weighted average shares outstanding—diluted	38,784	38,838	40,109	42,180

(1)	The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

2004 Annual Report

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

	For the Fiscal Year Ended January 1, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net revenues	$66,268	$64,689	$68,588	$135,787

Gross profit	$24,760	$25,125	$26,417	$55,895

Net income (loss)	$(4,028)	$(3,146)	$(3,047)	$10,561

Income (losses) per share—basic and diluted(1):
Net income (loss)—basic	$(0.10)	$(0.08)	$(0.07)	$0.26

Net income (loss)—diluted	$—	$—	$—	$0.25

Weighted average shares outstanding—basic	40,868	40,991	41,081	41,351

Weighted average shares outstanding—diluted	40,868	40,991	41,081	43,076

(1)	The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

NOTE 21—SUBSEQUENT EVENT

The Company was the beneficial owner of Series C and Series D Convertible Preferred Stock of Odimo Incorporated and warrants to acquire additional shares of Series C and Series D Convertible Preferred Stock of Odimo Incorporated (see footnotes 2 and 3).

In February, 2005, Odimo Incorporated consummated an initial public offering through the issuance of 3,125,000 shares of its common stock. Effective upon consummation of Odimo Incorporated’s IPO, the Company exercised its warrants to acquire Series C and Series D Convertible Preferred Stock of Odimo Incorporated and converted all of such shares, along with its already held shares of Series C and Series D Convertible Preferred Stock of Odimo Incorporated, into an aggregate of 824,594 shares of common stock of Odimo Incorporated. The Company’s investment in Odimo Incorporated’s common stock represents 11.5% of the outstanding common stock of Odimo Incorporated.

2004 Annual Report