Form 10-K/A
period 2005-01-01
GSI COMMERCE INC
filed 2005-05-02
CIK 828750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2005 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                    .

Commission file number 0-16611

GSI COMMERCE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	04-2958132
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

935 FIRST AVENUE, KING OF PRUSSIA, PA	19406
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(610) 265-3229

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

DOCUMENTS INCORPORATED BY REFERENCE

(Specific sections incorporated are identified under applicable items herein)

None.

(1)	This amount equals the number of outstanding shares of the registrant’s common stock reduced by the number of shares that may be deemed beneficially owned by the registrant’s executive officers, directors and stockholders owning in excess of 10% of the registrant’s common stock, multiplied by the last reported sale price for the registrant’s common stock on July 2, 2004. This information is provided solely for record keeping purposes of the Securities and Exchange Commission and shall not be construed as an admission that any executive officer, director or 10% stockholder of the registrant is an affiliate of the registrant or is the beneficial owner of any such shares. Any such inference is hereby disclaimed.

Page
PART III

ITEM 9B OTHER INFORMATION	1

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	1

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.	3

Our fiscal year ends on the Saturday nearest the last day of December. Accordingly, references to fiscal 1999, fiscal 2000, fiscal 2001, fiscal 2002, fiscal 2003 and fiscal 2004 refer to the years ended January 1, 2000, December 30, 2000, December 29, 2001, December 28 2002, January 3, 2004 and January 1, 2005.

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

i

EXPLANATORY NOTE

In accordance with instruction G(3) to Form 10-K, GSI Commerce, Inc. is amending its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2005 to provide the equity compensation plan table required in Part III, Item 12. In addition, the Company is correcting typographical errors which were contained in the beneficial ownership disclosure. With the exception of the changes described above, the disclosure contained below in Item 12 is identical to that contained in our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 as filed on March 17, 2005. In addition, the Company is adding disclosure to Item 9B. The Company is also updating the Signature Page and Exhibits 31.1 and 31.2.

ITEM 9B	OTHER INFORMATION

On November 29, 2004, GSI’s compensation committee granted Damon Mintzer an option to purchase 50,000 shares of GSI common stock under the GSI Commerce, Inc. 1996 Equity Incentive Plan at an exercise price of $13.62. This option was 50% vested on the grant date and the remainder will vest on the first anniversary of the grant date. The foregoing summary is not intended to be complete, and is qualified in its entirety by reference to the form of option agreement included as Exhibit 10.46 to this Annual Report and incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of March 15, 2005, concerning the beneficial ownership of our common stock by:

•	each person known by us to be the beneficial owner of five percent or more of our outstanding common stock;

•	our chief executive officer and four most highly compensated executive officers and each director; and

•	our directors and executive officers as a group.

Unless otherwise specified, all persons listed below have sole voting and investment power with respect to their shares. The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the Securities and Exchange Commission. Accordingly, they include securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options or warrants within 60 days of March 15, 2005 (as reflected in the applicable column below). Beneficial ownership may be disclaimed as to certain of the securities. The business address of our executive officers and directors is the same as our address.

Name, position and address of beneficial owner	Number of shares beneficially owned	Options included in beneficial ownership	Warrants included in beneficial ownership	Percentage of shares
Michael G. Rubin (1) Chairman, Co-President and Chief Executive Officer	8,253,096	1,112,500	—	19.26%

Robert W. Liewald Executive Vice President, Merchandising	309,511	232,500	10,000	*

Arthur H. Miller Executive Vice President and General Counsel	296,177	262,500	—	*

Damon Mintzer Executive Vice President, Sales; President and Chief Operating Officer of Global-QVC Solutions, Inc.	136,031	118,750	—	*

Joseph N. Seibert (2) Former Senior Vice President and Chief Information Officer	95,000	95,000	—	*

Kenneth J. Adelberg Director	141,962	112,500	—	*

M. Jeffrey Branman Director	63,000	55,000	—	*

Ronald D. Fisher (3) Director	65,000	65,000	—	*

Harvey Lamm Director	200,260	110,100	—	*

1

Name, position and address of beneficial owner	Number of shares beneficially owned	Options included in beneficial ownership	Warrants included in beneficial ownership	Percentage of shares
Mark S. Menell (4) Director	880,100	65,000	12,500	2.11%

Michael S. Perlis (5) Director	55,000	55,000	—	*

Jeffrey F. Rayport Director	75,000	75,000	—	*

Capital Research and Management Company (6) SMALLCAP World Fund, Inc. 333 South Hope Street, Los Angeles, CA 90071	2,794,490	—	—	6.70

Comcast Corporation (7) Comcast Holdings Corporation 1500 Market Street, Philadelphia, PA 19102 Comcast QIH, Inc. 1201 N. Market Street, Suite 1000 Wilmington, DE 19801	2,578,932	—	—	6.18

Liberty Media Corporation (1)(8) QVC, Inc. QK Holdings, Inc. 1200 Wilson Drive, West Chester, PA 19380	8,218,968	—	300,000	19.55

SOFTBANK Capital Partners LP (1)(9) SOFTBANK Capital LP SOFTBANK Capital Advisors Fund LP SOFTBANK Capital Partners LLC SB Capital Managers LLC 1188 Centre Street, Newton Center, MA 02459	8,653,850	—	—	20.74

All executive officers and directors as a group (16 persons) (10)	11,151,420	2,845,000	22,500	25.00

*	Less than one percent

(1)	Unless specifically stated herein, shares held by Mr. Rubin, Liberty Media Corporation, QVC, Inc. QK Holdings, Inc., or SOFTBANK affiliates are not beneficially owned by each other. Mr. Rubin, Liberty Media Corporation, QVC, Inc. QK Holdings, Inc., and SOFTBANK have each granted a right to vote all of their shares, solely with respect to the election of directors, as set forth in the voting agreements described in “Directors and Executive Officers of the Registrant — Voting Agreements” in Item 10.

(2)	Mr. Seibert ceased being our employee and senior vice president and chief information officer effective February 6, 2005.

(3)	Does not include (a) 4,309,176 shares of common stock held by SOFTBANK Capital Partners LP; (b) 4,235,098 shares of common stock held by SOFTBANK Capital LP; or (c) 109,576 shares of common stock held by SOFTBANK Capital Advisors Fund LP, because Mr. Fisher does not have investment or voting power over these shares. Mr. Fisher is SOFTBANK’s designee to our board of directors.

(4)	Includes 815,100 shares of common stock and 12,500 shares of common stock issuable upon the exercise of warrants held by Rustic Canyon Ventures LP. Mr. Menell is a Partner of Rustic Canyon Ventures LP. Mr. Menell disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest, if any, therein.

(5)	Does not include (a) 4,309,176 shares of common stock held by SOFTBANK Capital Partners LP; (b) 4,235,098 shares of common stock held by SOFTBANK Capital LP; or (c) 109,576 shares of common stock held by SOFTBANK Capital Advisors Fund LP upon the exercise of warrants because Mr. Perlis does not have investment or voting power over these shares. Mr. Perlis is SOFTBANK’s designee to our board of directors.

(6)	Based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2005. Capital Research and Management company is an investment adviser and serves as the investment advisor of SMALLCAP World Fund, Inc. Includes 2,794,490 shares of common stock beneficially owned by Capital Research and Management Company of which 2,294,491 shares of common stock are held by SMALLCAP World Fund, Inc. SMALLCAP World Fund, Inc. disclaims beneficial ownership of the additional 499,999 shares of common stock beneficially owned by Capital Research and Management Company.

(7)	Based on a Schedule 13G filed with the Securities and Exchange Commission on February 9, 2005.

(8)	Based in part on a Schedule 13D/A filed with the Securities and Exchange Commission on February 11, 2005. Includes 8,218,968 shares of common stock and 300,000 shares of common stock issuable upon exercise of warrants held by QK Holdings, Inc.

2

(9)	Based on a Schedule 13D/A filed with the Securities and Exchange Commission on February 21, 2003. Includes (a) 4,309,176 shares of common stock held by SOFTBANK Capital Partners LP; (b) 4,235,098 shares of common stock held by SOFTBANK Capital LP; and (c) 109,576 shares of common stock held by SOFTBANK Capital Advisors Fund LP. Each of SOFTBANK Capital Partners LP, SOFTBANK Capital LP, SOFTBANK Capital Advisors Fund LP, SOFTBANK Capital Partners LLC and SB Capital Managers LLC disclaims beneficial ownership of securities owned by any other person or entity, except to the extent of its respective pecuniary interest, if any, therein. SB Capital Managers LLC is a member of SOFTBANK Capital Partners LLC, the general partner of SOFTBANK Capital Partners LP, SOFTBANK Capital LP and SOFTBANK Capital Advisors Fund LP.

(10)	Includes (i) 9,652,898 shares of common stock beneficially owned in the aggregate by the Named Officers as set forth in this table; (ii) 1,492,882 shares of common stock beneficially owned in the aggregate by the directors as set forth in this table; and (iii) 568,783 shares of common stock beneficially owned in the aggregate by executive officers (other than Named Officers) (of which 486,250 shares are issuable upon the exercise of options that are exercisable within 60 days of March 15, 2005).

Equity Compensation Plan Information

The following table sets forth information regarding our existing equity compensation plans as of the end of fiscal 2004.

Plan Category(1)	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Listed in Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders (2)	5,916,318	$8.67	1,215,100	(3)
Equity compensation plans not approved by stockholders (4)	1,006,500	$6.83	—

Total	6,922,818	$8.40	1,215,100

(1)	This table does not include shares proposed to be issued under the 2005 Equity Incentive Plan (the “2005 Plan”). If the 2005 Plan is approved at the Company’s 2005 Annual Meeting of Shareholders, then the 2005 Plan will replace the 1996 Equity Incentive Plan (the “1996 Plan”) and no new awards will be made under the 1996 Plan. If approved, a maximum of 2,000,000 shares plus those shares remaining available for issuance under the 1996 Plan will be available for issuance under the 2005 Plan. This table also does not include information regarding options to purchase an aggregate of 1,193 shares, at a weighted average exercise price of $13.33, which were outstanding as of January 1, 2005 and which had been granted under a plan that the Company assumed in connection with its acquisition of Fogdog, Inc. No additional options may be granted under the plan assumed in connection with the Fogdog, Inc. acquisition.

(2)	This plan is the 1996 Plan.

(3)	Includes 1,215,100 shares issuable under the 1996 Plan. The 1996 Plan permits grants of incentive stock options, options not intended to qualify as incentive stock options, stock appreciation rights, restricted and unrestricted stock awards, deferred stock awards, performance awards, loans and supplemental awards.

(4)	Included are (a) stock options at less than the then-fair market value of our Common Stock to attract new key employees, to retain key employees of acquired companies and to retain existing employees in connection with restructured compensation packages, and (b) warrants to purchase our Common Stock to consultants, advisors, partners and investors. The Board of Directors approved these grants in fiscal 1999, fiscal 2000 and fiscal 2001, although some of these warrant grants relate to earlier periods. Except for these limited grants, grants are generally made by us under the 1996 Plan. These grants include options which generally expire 10 years from the date of grant and vests over four years. Upon the occurrence of a change in control, certain of these options will immediately become exercisable in full. These grants also include warrants which generally expire no less than five years and no more than 10 years from the date of grant. The exercise prices for these warrants range from $2.50 to $17.15.

3

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(3)	Listed below are the Exhibits filed as part of this amended report.

3. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K/A to be signed on its behalf on April 29, 2005 by the undersigned, thereunto duly authorized.

GSI Commerce, Inc.

By:	/s/ Jordan M Copland
Jordan M Copland
Chief Financial Officer

4