Form 10-Q/A
period 2004-10-02
GSI COMMERCE INC
filed 2005-05-04
CIK 828750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

AMENDMENT NO. 1

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

2

EXPLANATORY NOTE

This Amendment No. 1 to this Quarterly Report on Form 10-Q/A is being filed in order to provide the information contained in Item 5, “Other Information.” We are also updating the Signature Page and Exhibits 31.1 and 31.2 and adding Exhibit 10.1.

ITEM 5. OTHER INFORMATION.

On August 31, 2004, GSI’s compensation committee granted a restricted stock award of 5,700 shares of common stock to each of Robert Liewald, our Executive Vice President, Merchandising, and Damon Mintzer, our Executive Vice President, Sales, under the 1996 Equity Incentive Plan. Each of the above restricted stock awards will vest as to 25% of the total number of shares subject to such award on each of the first, second, third and fourth annual anniversary dates of the grant of the award. The foregoing summary is not intended to be complete, and is qualified in its entirety by reference to the form of restricted stock award agreement included as Exhibit 10.1 to this Form 10-Q/A Amendment No. 1 and incorporated herein by reference.

ITEM 6. EXHIBITS

Listed below are the Exhibits filed as part of this amended report.

10.1	Form of Restricted Stock Award Under the GSI Commerce, Inc. 1996 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on March 11, 2005 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

GSI COMMERCE, INC.

By:	/s/ MICHAEL G. RUBIN
Michael G. Rubin Chairman, Co-President & Chief Executive Officer (principal executive officer)

Date: May 3, 2005

3