Form 10-K/A
period 2005-01-01
GSI COMMERCE INC
filed 2005-05-06
CIK 828750

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

EXPLANATORY NOTE

This Amendment No. 2 to this Annual Report on Form 10-K/A (“Amendment 2”) is being filed in order to restate the previously issued historical consolidated balance sheets as of January 1, 2005 and January 3, 2004 and consolidated statements of cash flows for GSI Commerce, Inc. for each of the three years in the period ended January 1, 2005 initially filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2005, as amended by Form 10-K/A filed with the SEC on May 2, 2005 (the “Original Filing”).

Subsequent to the Original Filing, we restated the classification of our investments in auction rate securities from as cash and cash equivalents to marketable securities within current assets on the consolidated balance sheets as of January 1, 2005 and January 3, 2004. We also made corresponding corrections to the consolidated statements of cash flows for the fiscal years ended January 1, 2005, January 3, 2004 and December 28, 2002, to reflect the gross purchases and sales of these investments as investing activities rather than as a component of cash and cash equivalents. See Note 22: “Restatement of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows” under Notes to Consolidated Financial Statements included in Item 15, “Exhibits and Financial Statement Schedules.” Item 7 and Item 7A have been updated for the effects of the restatement. The restatement had no impact on previously reported total current assets, total assets, working capital position, results of operations or cash flows from operating activities.

Items 7, 7A, 9A and 15 have been updated for the reasons described above. Item 7 has also been updated to reflect the delay of the adoption of Financial Accounting Standards No. 123R and to correct minor typographical errors. The disclosure contained in Item 6 has been updated to include information that was inadvertently omitted from the Original Filing and Note 8 to the Consolidated Financial Statements has been updated to reflect the number of shares available for future grants under our stock option plans. Except for the forgoing amended information, this Amendment 2 continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Item 9A has also been included after consideration of the restatement described above. We are also updating the Signature Page and certifications contained in Exhibits 31.1, 31.2 and 32.1.

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

i

ITEM 6: SELECTED FINANCIAL DATA.

The following tables present portions of our financial statements and are not complete. You should read the following selected consolidated financial data together with our consolidated financial statements and related notes to our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data for each of the five years ended in the period January 1, 2005 are derived from our consolidated financial statements.

	Fiscal Year Ended
	December 30, 2000	December 29, 2001	December 28, 2002	January 3, 2004	January 1, 2005
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
Net revenues from product sales	$41,808	$98,325	$154,819	$216,510	$274,988
Service fee revenues	1,000	4,285	17,819	25,409	60,344

Net revenues	42,808	102,610	172,638	241,919	335,332
Cost of revenues	29,567	67,586	114,258	154,731	203,135

Gross profit	$13,241	$35,024	$58,380	$87,188	$132,197

Operating expenses:
Sales and marketing, exclusive of $1,486, $847, $532, $1,527 and $2,720 reported below as stock-based compensation, respectively	37,730	32,390	50,965	59,613	78,919
Product development, exclusive of $0, $461, $(44), $42 and $350 reported below as stock-based compensation, respectively	7,292	8,590	11,833	14,124	20,181
General and administrative, exclusive of $3,497, $8,974, $(87), $366 and $530 reported below as stock-based compensation, respectively	8,730	10,638	14,863	13,295	18,217
Restructuring costs related to Ashford.com(1)	—	—	1,680	74	—
Net loss on sale of Ashford.com assets	—	—	2,566	—	—
Stock-based compensation	4,983	10,282	401	1,935	3,600
Depreciation and amortization	8,074	6,662	10,509	11,386	10,944

Total operating expenses	$66,809	$68,562	$92,817	$100,427	$131,861

Other (income)/expense:
Other (income)/expense	—	(502)	—	—	620
Interest expense	407	608	749	—	538
Interest income	(1,815)	(3,049)	(1,377)	(1,177)	(1,162)

Total other (income)/expense	$(1,408)	$(2,943)	$(628)	$(1,177)	$(4)

(Loss)/income from continuing operations before income taxes	(52,160)	(30,595)	(33,809)	(12,062)	340
Benefit from income taxes	—	—	—	—	—

(Loss)/income from continuing operations	(52,160)	(30,595)	(33,809)	(12,062)	340
Discontinued operations:
Loss on disposition of discontinued operations	(5,850)	—	—	—	—

Net (loss)/income	$(58,010)	$(30,595)	$(33,809)	$(12,062)	$340

Earnings (losses) per share—basic:
(Loss)/income from continuing operations	$(2.37)	$(0.90)	$(0.88)	$(0.30)	$0.01
(Loss)/income on disposition of discontinued operations	(0.27)	—	—	—	—

Net (loss)/income	$(2.64)	$(0.90)	$(0.88)	$(0.30)	$0.01

Earnings (losses) per share—diluted:
(Loss)/income from continuing operations	$(2.37)	$(0.90)	$(0.88)	$(0.30)	$0.01
(Loss)/income on disposition of discontinued operations	(0.27)	—	—	—	—

Net (loss)/income	$(2.64)	$(0.90)	$(0.88)	$(0.30)	$0.01

Weighted average common shares outstanding:
Basic	22,028	34,033	38,566	39,638	41,073

Diluted(2)	22,028	34,033	38,566	39,638	42,369

Number of common shares outstanding	31,925	37,673	38,784	40,780	41,583

	As of
	December 30, 2000	December 29, 2001	December 28, 2002	January 3, 2004	January 1, 2005
	(in thousands)
BALANCE SHEET DATA:
Total assets	$160,173	$190,765	$187,573	$175,583	$231,896
Total long-term debt	5,750	5,208	—	—	13,564
Working capital	80,805	93,702	39,035	35,290	29,692
Stockholders’ equity	116,300	146,267	120,523	110,370	117,538

(1)	In conjunction with the sale of certain assets of Ashford.com, we announced a plan to liquidate the remaining inventory, close the Houston, Texas fulfillment center and office and terminate 71 employees. The costs associated with this plan were $1,680 in fiscal 2002, $74 in fiscal 2003 and $0 in 2004. See Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A.
(2)	For fiscal years 2000, 2001, 2002 and 2003, options and warrants are not included in the diluted weighted average common shares outstanding because the effect would be anti-dilutive. In fiscal 2004, options and warrants are included in the diluted weighted average common shares outstanding. See Notes 8 and 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

All statements made in this Annual Report on Form 10-K/A, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects,” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industries and markets in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, consumer spending, the financial markets and the industries in which we and our partners operate, changes affecting the Internet, our ability to develop and maintain relationships with strategic partners and suppliers, our ability to timely and successfully develop, maintain and protect our technology and product and service offerings and execute operationally, our ability to attract and retain qualified personnel, our ability to successfully integrate our acquisitions of other businesses, if any, and the performance of acquired businesses. More information about potential factors that could affect us are described in “Risk Factors.” We expressly disclaim any intent or obligation to update these forward-looking statements, except as otherwise specifically stated by us.

Overview and Executive Summary

•	We are a leading provider of e-commerce solutions that enable retailers, branded manufacturers, entertainment companies and professional sports organizations to operate e-commerce businesses. We provide solutions for our partners through our integrated e-commerce platform, which is comprised of three components: core technology, supporting infrastructure and partner services. Through our platform, we provide Web site administration, Web infrastructure and hosting, business intelligence, an e-commerce engine, order management, fulfillment, drop shipping, customer service, buying, creative design, Web site usability, testing and enhancement services, channel integration, business-to-business (B-to-B) services, content development and imaging, e-commerce strategy, online marketing and customer relationship management (CRM).

•	Based on forecasts of Forrester Research, we expect online general merchandise sales in the United States to expand at approximately a 14.3% compounded annual growth rate from 2004 through 2010.

•	While we expect the opportunity for partnered e-commerce to continue to grow, we also anticipate competition to continue to be intense. We compete with traditional, in-house solutions as well as a variety of third-party vendors that provide e-commerce software or partial e-commerce solutions. To satisfy our existing partners and to continue to attract new partners, we offer what we believe is a comprehensive and compelling value proposition that includes the provision of expertise and infrastructure to enable our partners to grow their e-commerce businesses and to use their e-commerce businesses as a channel to complement and enhance their offline businesses. We have built and continue to develop expertise in integrated online technology, marketing and retailing, which we deliver across a shared technology, supporting infrastructure and partner services platform. To differentiate our solution in the marketplace, we continually add new services and functions to our platform. As part of our continuing efforts to add value to our platform, we evaluate opportunities to acquire complimentary or new businesses or assets.

•	We grow our business by expanding the e-commerce businesses of our existing partners and by adding new partners. In fiscal 2004, we added nine new partners. As of March 15, 2005, we have added three new partners in fiscal 2005.

•	Generally, we launch the website of a new partner within three to six months after entering into a contract with such new partner. During the period in which we are planning and developing a new partner’s Web site, we incur development and launch expenses without any accompanying revenues. We anticipate that new Web sites typically will contribute to our income from operations in their first full year of operation.

•	We derive virtually all of our revenues from sales of products by us through our partners’ e-commerce businesses and service fees earned by us in connection with the development and operation of our partners’ e-commerce businesses. Our revenue growth in fiscal 2004 was due to an increase in revenues from product sales in both our sporting goods and other categories, as well as an increase in service fee revenues. These increases were driven by the addition of new partners in fiscal 2004, growth in sales from partners’ e-commerce businesses that were operated for part of fiscal 2003 and all of fiscal 2004 and growth in sales from partners’ e-commerce businesses that we operated for the entirety of both periods.

•	Our gross profit increased as a result of sales growth and an increase in gross margin. The gross margin increase was a result of service fees representing a greater percentage of net revenues in fiscal 2004 than in fiscal 2003. We specifically do not record cost of service fee revenue. The cost of sales of the merchandise on which we earn service fees are costs incurred by our service-fee partners because they are the owners and sellers of the merchandise. Accordingly, our gross margin on service revenues is 100%. Our gross margin on products has typically been impacted by the mix of products sold between our sporting goods and other categories as well as within our sporting goods category.

•	Operating expenses as a percentage of net revenues decreased from 41.5% in fiscal 2003 to 39.3% in fiscal 2004, primarily as a result of sales and marketing expenses increasing at a slower rate than net revenues.

•	Fiscal 2004 was our first profitable year since entering the e-commerce business in fiscal 1999. We had net income of $0.3 million or $0.01 per share on a fully diluted basis.

•	Since mid-2004, we have broadened our management team by adding a co-president and chief operating officer and a new chief information officer.

•	In fiscal 2004, we acquired and occupied a new 104,000-square foot headquarters building in King of Prussia, Pennsylvania. We continue to own and use our former headquarters building in King of Prussia, Pennsylvania for a portion of our operations. In fiscal 2004, we also entered into a lease for a 400,000-square foot fulfillment center in Shepherdsville, Kentucky. This is our second fulfillment facility. We own our other fulfillment facility in Louisville, Kentucky. We do not expect to add any significant new facilities in 2005.

•	We generate cash from operations primarily in our fourth fiscal quarter due to the seasonality of our business. In our first fiscal quarter, we typically use cash from operations to satisfy accounts payable and accrued expenses incurred in the fourth fiscal quarter of our prior fiscal year. We typically have not generated cash from operations in our second and third fiscal quarters.

•	Certain reclassifications to our prior year’s consolidated financial statements were made to conform those statements to our fiscal 2004 presentation. These reclassifications were made to reflect certain communication costs previously classified in product development expenses to sales and marketing expenses and general and administrative expenses.

•	In December 2004, the Financial Accounting Standards Board, or FASB, issued Financial Accounting Standards Board Statement No. 123R “Share-Based Payment”, or FAS 123R, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In addition, FAS 123R will cause expense related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. In April 2005, the initial adoption of FAS 123R was delayed to annual periods that begin after June 15, 2005. We are continuing to evaluate the requirements of FAS 123R and we expect that the adoption of FAS 123R will have a material impact on our consolidated results of operations and earnings per share. In light of our anticipated adoption of FAS 123R, we and our compensation committee are reevaluating our current incentive compensation strategies. See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for an analysis of the impact on our income statement of recognizing share-based payments based on their fair value in accordance with SFAS No. 123 prior to the adoption of FAS 123R in fiscal 2006.

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operation gives effect to the restatement discussed in Note 22 to the Consolidated Financial Statements.

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

Net revenues from product sales increased $58.5 million in fiscal 2004. Of this increase, $37.0 million was due to an increase in sales in our sporting goods category and $21.5 million was due to an increase in sales in our other product category, which includes increased sales of consumer electronics and licensed entertainment products. The increases in the sporting goods and other categories were due to the addition of new partners in fiscal 2004, growth in sales from partners’ e-commerce businesses that were operated for part of fiscal 2003 and all of fiscal 2004 and growth in sales from partners’ e-commerce businesses that were operated for the entirety of both periods. Net revenues from product sales included shipping revenue of $23.6 million for fiscal 2003 and $34.0 million for fiscal 2004. Net revenues from product sales in the sporting goods category represented 59.3% of total net revenues from product sales in fiscal 2003 and 60.1% in fiscal 2004. Net revenues from product sales in the other category represented 40.7% of total net revenues from product sales in fiscal 2003 and 39.9% in fiscal 2004.

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

	Fiscal 2003		Fiscal 2004		Fiscal 2004 vs. Fiscal 2003
	$	%	$	%	$ Change	% Change
	(dollars in millions)
Sales and marketing expenses	$59.6	24.6%	$78.9	23.5%	$19.3	32.4%
Product development expenses	14.1	5.8%	20.2	6.0%	6.1	42.9%
General and administrative expenses	13.3	5.5%	18.2	5.4%	4.9	37.0%
Restructuring costs related to Ashford.com	0.1	0.0%	—	—	(0.1)	NM
Stock based compensation expense	1.9	0.8%	3.6	1.1%	1.7	86.0%
Depreciation and amortization expenses	11.4	4.7%	10.9	3.3%	(0.4)	(3.9)%

Total operating expenses	$100.4	41.5%	$131.9	39.3%	$31.4	31.3%

Sales and Marketing Expenses. Sales and marketing expenses include fulfillment costs, customer service costs, credit card fees, net partner revenue share charges, net advertising and promotional expenses incurred by us on behalf of our partners’ e-commerce businesses and payroll related to the buying, business management and marketing functions of our company. Net partner revenue share charges are royalty payments made to our partners in exchange for the use of their brands, the promotion of our partners’ URLs, Web sites and toll-free telephone numbers in their marketing and communications materials, the implementation of programs to provide incentives to customers to shop through the e-commerce businesses that we operate for our partners and other programs and services provided to the customers of the e-commerce businesses that we operate for our partners, net of amounts reimbursed to us by our partners. Net advertising and promotional expenses include promotional free shipping and subsidized shipping and handling costs and are net of amounts reimbursed to us by our partners.

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

Depreciation and Amortization Expenses. Depreciation and amortization expenses relate primarily to the depreciation of our current and former corporate headquarters buildings and our Louisville, Kentucky fulfillment center, the depreciation and amortization of the capitalized costs for our purchased hardware and software and internally developed software (including a portion of the cost related to the employees that developed our internally developed software) and the depreciation of improvements, furniture and equipment at our current and former corporate headquarters, our fulfillment centers in Louisville, Kentucky and Shepherdsville, Kentucky and our customer service center in Melbourne, Florida.

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

	Fiscal 2003		Fiscal 2004		Fiscal 2004 vs. Fiscal 2003
	$	%	$	%	$ Change	% Change
	(dollars in millions)
Other (income) expense	$—	0.0%	$0.6	0.2%	$0.6	N/A
Interest expense	—	0.0%	0.5	0.2%	0.5	N/A
Interest (income)	$(1.2)	-0.5%	$(1.2)	-0.3%	$0.0	(1.3)%

The $0.6 million increase in other (income) expense in fiscal 2004 was primarily due to expenses of $0.4 million related to a minority interest held by a third party in a joint venture with us and a loss of $0.2 million on the disposition of assets in fiscal 2004.

The increase in interest expense of $0.5 million was due primarily to the mortgage on our new corporate headquarters.

Income Taxes

We have not had any taxable income since we entered the e-commerce business in fiscal 1999. Prior year net operating losses generated have been carried back to offset income taxes paid in prior years. The remaining net operating losses were used in part to offset fiscal 2004 taxable income with the remainder carried forward. As of the end of fiscal 2004, we had available net operating loss carryforwards of approximately $442.8 million which expire in the years 2005 through 2024. The use of certain net operating loss carryforwards is subject to annual limitations based on ownership changes of our stock, as defined by Section 382 of the Internal Revenue Code. We expect that net operating losses of approximately $246.0 million will expire before they can be used. Any otherwise recognizable deferred tax assets have been offset by a valuation allowance for the net operating loss carryforwards.

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

The increase in gross profit for fiscal 2003 was due primarily to a $61.8 million increase in net revenues from product sales in fiscal 2003. The increase in gross profit percentage for fiscal 2003 was due primarily to higher margins on sales in the sporting goods category in fiscal 2003, the increase in service fee revenues in fiscal 2003, inventory write downs in fiscal 2002 related to the Ashford.com restructuring and the closure of our Kentucky retail store and lower margins associated with a bulk sale in fiscal 2002, offset, in part, by increased sales in the lower-margin consumer electronics category in fiscal 2003. Gross profit from product sales represented 69.5% of total gross profit in 2002 and 70.9% in fiscal 2003. Gross profit from service fee revenue represented 30.5% of total gross profit in fiscal 2002 and 29.1% in fiscal 2003.

Operating Expenses

The following table shows operating expenses for fiscal 2002 and fiscal 2003, the percentages that such expenses bear to net revenues and the period over period changes in operating expenses:

	Fiscal 2002		Fiscal 2003		Fiscal 2003 vs. Fiscal 2002
	$	%	$	%	$ Change	% Change
	(dollars in millions)
Sales and marketing expenses	$51.0	29.5%	$59.6	24.6%	$8.6	17.0%
Product development expenses	11.8	6.9%	14.1	5.8%	2.3	19.4%
General and administrative expenses	14.9	8.6%	13.3	5.5%	(1.6)	(10.5)%
Restructuring costs related to Ashford.com	1.7	1.0%	0.1	0.0%	(1.6)	(95.5)%
Net Loss on Sale of Ashford.com Assets	2.6	1.5%	—	—	(2.6)	NM
Stock based compensation expense	0.4	0.2%	1.9	0.8%	1.5	382.5%
Depreciation and amortization expenses	10.5	6.1%	11.4	4.7%	0.9	8.3%

Total operating expenses	$92.8	53.8%	$100.4	41.5%	$7.6	8.2%

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

Net Loss on Sale of Ashford.com Assets. We had a net loss on the sale of assets related to Ashford.com of $2.6 million for fiscal 2002. We had acquired these assets in March 2002. This net loss was due to a loss of $2.9 million on the sale in December 2002 of certain assets of Ashford.com to Odimo Acquisition Corp., offset, in part, by a gain of $0.4 million on the sale in August 2002 of certain assets of a division of Ashford Corporate Gifts, Inc., a subsidiary of Ashford.com. We received $1.2 million in cash proceeds from the sale of this division.

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

Seasonality

We have experienced and expect to continue to experience seasonal fluctuations in our revenues. These seasonal patterns will cause quarterly fluctuations in our operating results. In particular, the fourth fiscal quarter has accounted for and is expected to continue to account for a disproportionate percentage of our total annual revenues. We believe that results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year. For additional information, see Note 20 to our consolidated financial statements included in this Annual Report on Form 10-K/A.

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

Operating activities provided net cash of approximately $23.8 million during fiscal 2004. Our principal sources of operating cash during fiscal 2004 were payments received from customers and fee-based partners, which generally approximate our net revenues from product sales and our service fee revenues, respectively. Our principal uses of operating cash during fiscal 2004 were cash paid to product suppliers, which generally approximates our cost of revenues from product sales, employee compensation and partner revenue share payments. Changes in our operating assets and liabilities during fiscal 2004 resulted in a net cash inflow of $8.8 million. The most significant changes were an increase in accounts payable, accrued expenses and other, offset, in part, by an increase in inventory and accounts receivable compared to fiscal 2003. The increase in accounts payable, accrued expenses and other was due primarily to an increase in partner revenue share payments at the end of fiscal 2004, which was related to increased sales volume in fiscal 2004, higher payroll and related accruals at the end of fiscal 2004 compared to fiscal 2003 and an increase in trade accounts payable due primarily to higher inventory levels at the end of fiscal 2004. The increase in inventory was primarily to prepare for new consumer electronics product launches and to support the growth of our sporting goods business. The increase in accounts receivable was primarily due to higher partner receivables and increased term sales activity including our business-to-business channels. Our investing activities during fiscal 2004 consisted primarily of capital expenditures of $37.4 million. During fiscal 2004, we also purchased $64.1 million and sold $39.3 million of marketable securities and received $3.2 million of payments on notes receivable. Our financing activities during fiscal 2004 consisted primarily of the $13.0 million of proceeds from the mortgage note on our new corporate headquarters building and receipt of $5.1 million in gross proceeds from exercises of common stock options and warrants. During fiscal 2004, we also repaid $1.6 million of capital lease obligations and $0.1 million on the mortgage note.

Operating activities during fiscal 2003 were breakeven on a net cash basis. Our principal sources of operating cash during fiscal 2003 were payments received from customers and fee-based partners, which generally approximate our net revenues from product sales and our service fee revenues, respectively. Our principal uses of operating cash during fiscal 2003 were cash paid to product suppliers, which generally approximates our cost of revenues from product sales, employee compensation and partner revenue share payments. Changes in our operating assets and liabilities during fiscal 2003 resulted in a net cash outflow of $1.1 million. The most significant changes were a decrease in accounts payable, accrued expenses and other, offset, in part, by a decrease in inventory compared to fiscal 2002. The decrease in accounts payable, accrued expenses and other was due primarily to lower payroll and related accruals at the end of fiscal 2003 compared to fiscal 2002, a decrease in accruals related to the operations of Ashford.com and a decrease in trade accounts payable due primarily to lower inventory levels at the end of fiscal 2003, offset, in part, by an increase in partner revenue share payments at the end of fiscal 2003, which was related to increased sales volume in fiscal 2003. The decrease in inventory was due primarily to an improvement in inventory turns from approximately 5.0 in fiscal 2002 to 6.5 in fiscal 2003 and the liquidation of the remaining inventory of Ashford.com. Our investing activities during fiscal 2003 consisted primarily of capital expenditures of $7.5 million. During fiscal 2003, we also purchased $60.4 million and sold $59.8 million of marketable securities, received $2.3 million in gross proceeds from sales of short-term investments and received $0.9 million in principal payments on a note receivable. Our financing activities during fiscal 2003 consisted primarily of the receipt of $1.1 million in gross proceeds from exercises of common stock options and warrants. During fiscal 2003, we also received $0.3 million in gross proceeds from the sale of common stock through our Employee Stock Purchase Plan and repaid $0.1 million of capital lease obligations.

Operating activities provided net cash of approximately $9.6 million during fiscal 2002. Our principal sources of operating cash during fiscal 2002 were payments received from customers and fee-based partners. Changes in our operating assets and liabilities during fiscal 2002 resulted in a net cash inflow of $29.1 million. The most significant changes were increases in accounts payable, accrued expenses and other and deferred revenue as well as a decrease in accounts receivable and the change in inventory compared to fiscal 2001. The increase in accounts payable, accrued expenses and other was due primarily to increases in trade accounts payable, marketing and shipping expense accruals and amounts owed to partners, which were related to increased sales volume in fiscal 2002. The increase in deferred revenue was due primarily to an increase in service fees paid to us in advance by certain partners. The decrease in accounts receivable was due primarily to a net decrease in the receivable related to bulk sales to one entity during fiscal 2001 and fiscal 2002 and increases in our accounts receivable reserves. Inventory at the end of fiscal 2002 was $6.5 million higher than at the end of fiscal 2001. This increase was driven largely by an increase in inventory related to the consumer electronics category. The change in inventory for fiscal 2002 was a source of operating cash as the $12.0 million of inventory acquired from Ashford.com was sold through our e-commerce platform during fiscal 2002. Our principal uses of operating cash during fiscal 2002 were cash paid to product suppliers and employee compensation. During fiscal 2002, we incurred capital expenditures of $29.0 million, purchased $81.4 million and sold $94.2 million of marketable securities, paid $8.9 million for the acquisition of Ashford.com including acquisition costs and received $2.2 million in gross proceeds from the sale of Ashford.com assets. During fiscal 2002, we prepaid $5.2 million of a mortgage note on our corporate headquarters and we retired for $3.1 million a revolving credit facility that had been maintained by Ashford.com prior to our acquisition of Ashford.com. Also during fiscal 2002, our board of directors authorized, subject to certain business and market conditions, the purchase of up to $10.0 million of our common stock. Under this program we repurchased 73,000 shares of our common stock for an aggregate purchase price of $0.4 million.

We had the following contractual obligations as of the end of fiscal 2004:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$10,387	$2,175	$3,616	$3,168	$1,428
Purchase obligations(1)	42,384	42,384	—	—	—
Advertising and media agreements	130	130	—	—	—
Partner revenue share payments	37,050	7,450	11,700	13,000	4,900
Accrued interest expense	72	72	—	—	—
Long-term debt obligations	12,945	142	313	354	12,136
Capital lease obligations	1,725	912	813	—	—

Total contractual obligations	$104,693	$53,265	$16,442	$16,522	$18,464

(1)	Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable pricing provisions and the approximate timing of the transactions. These obligations relate primarily to commitments to purchase inventory.

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

Accounting for Long-Lived Assets

The ability to realize long-lived assets is evaluated periodically, but no less than annually, as events or circumstances indicate a possible inability to recover their carrying amount. Such evaluation is based on various analyses, including undiscounted cash flow and profitability projections that incorporate, as applicable, the impact on the existing business. The analyses necessarily involve significant management judgment. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

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

In December 2004, the Financial Accounting Standards Board, or FASB, issued Financial Accounting Standards Board Statement No. 123R “Share-Based Payment”, or FAS 123R, which replaces Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation,” or FAS 123, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In addition, FAS 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. We are required to adopt FAS 123R in our first quarter of fiscal 2006, beginning January 1, 2006. Under FAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. We have preliminarily decided to use the prospective method for transition as of the effective date of FAS 123R. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of FAS 123R. We are continuing to evaluate the requirements of FAS 123R and we expect that the adoption of FAS 123R will have a material impact on our consolidated results of operations and earnings per share. In light of our anticipated adoption of FAS 123R, we and our compensation committee are reevaluating our current incentive compensation strategies. See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for an analysis of the impact on our income statement of recognizing share-based payments based on their fair value in accordance with SFAS No. 123.

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

The following table provides information about our cash equivalents and marketable securities, including principal cash flows by expected maturity and the related weighted average interest rates as of the end of fiscal 2004:

	Fiscal Year					Thereafter	Total	Estimated Fair Value at the End of Fiscal 2004
	2005	2006	2007	2008	2009
	(in thousands, except percentages)
Money market accounts	$7,667	$—	$—	$—	$—	$—	$7,667	$7,667
Weighted average interest rate	2.04%	—	—	—	—	—	2.04%
Auction rate certificates	$39,700	—	—	—	—	—	$39,700	39,700
Weighted average interest rate	2.45%	—	—	—	—	—	2.45%
U.S. government agency securities	$9,800	—	—	—	—	—	$9,800	9,737
Weighted average interest rate	1.94%	—	—	—	—	—	1.94%
Corporate bonds	$5,963	—	—	—	—	—	$5,963	5,922
Weighted average interest rate	1.74%	—	—	—	—	—	1.74%

Cash equivalents and marketable securities	$63,130	$—	$—	$—	$—	$—	$63,130	$63,026

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

Based on this evaluation, our chief executive officer and our chief financial officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K/A, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to us during the period when our periodic reports are being prepared.

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

Our independent registered public accounting firm, Deloitte & Touche LLP, have issued an attestation report on our assessment of GSI’s internal control over financial reporting. Their report appears below.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 1, 2005 of the Company and our report dated March 16, 2005 (May 4, 2005 as to the effects of the restatement discussed in Note 22) expressed an unqualified opinion on those financial statements.

/S/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

March 16, 2005

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. CONSOLIDATED FINANCIAL STATEMENTS

2. FINANCIAL STATEMENT SCHEDULES

All schedules have been omitted since the required information is included in the financial statements or the notes thereto or is not applicable or required.

3. EXHIBITS

Listed below are the Exhibits filed as part of this amended report.

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to the Annual Report on Form 10-K/A to be signed on its behalf on May 6, 2005 by the undersigned, thereunto duly authorized.

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

/S/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 16, 2005

(May 4, 2005 as to the effects of the restatement discussed in Note 22)

GSI COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 3, 2004 (as restated, see Note 22)	January 1, 2005 (as restated, see Note 22)

ASSETS
Current assets:
Cash and cash equivalents	$38,808	$20,064
Marketable securities	30,662	55,359
Accounts receivable, net of allowance of $709 and $406, respectively	4,898	14,908
Inventory	22,910	37,773
Current portion — notes receivable	1,377	—
Prepaid expenses and other current assets	1,848	2,382

Total current assets	100,503	130,486
Property and equipment, net	44,840	74,286
Goodwill	13,453	13,453
Notes receivable	2,356	—
Other equity investments	2,159	2,847
Other assets, net of accumulated amortization of $2,644 and $4,416, respectively	12,272	10,824

Total assets	$175,583	$231,896

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,677	$58,762
Accrued expenses and other	22,538	31,691
Deferred revenue	14,998	9,370
Current portion — long-term debt and other	—	971

Total current liabilities	65,213	100,794
Long-term debt and other	—	13,564
Mandatorily redeemable preferred stock, Series A, $0.01 par value, 10,000 shares authorized; 0 shares issued as of January 3, 2004 and January 1, 2005; 0 shares outstanding as of January 3, 2004 and January 1, 2005	—	—

Total liabilities	65,213	114,358

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 4,990,000 shares authorized; 0 shares issued and outstanding as of January 3, 2004 and January 1, 2005	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 40,781,036 and 41,584,061 shares issued as of January 3, 2004 and January 1, 2005, respectively; 40,779,826 and 41,582,851 shares outstanding as of January 3, 2004 and January 1, 2005, respectively	408	416
Additional paid in capital	287,571	294,495
Accumulated other comprehensive income	—	(104)
Accumulated deficit	(177,609)	(177,269)

Total stockholders’ equity	110,370	117,538

Total liabilities and stockholders’ equity	$175,583	$231,896

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

GSI COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended
	December 28, 2002 (as restated, see Note 22)	January 3, 2004 (as restated, see Note 22)	January 1, 2005 (as restated, see Note 22)
Cash Flows from Operating Activities:
Net income (loss)	$(33,809)	$(12,062)	$340

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,509	11,386	10,944
Stock-based compensation	401	1,935	3,600
Non-cash restructuring costs related to Ashford.com	841	—	—
Net loss on sale of Ashford.com assets	2,566	—	—
Amortization of discount on note receivable	—	(180)	—
Net loss on disposal of assets	—	—	113
Changes in operating assets and liabilities:
Accounts receivable, net	4,693	(924)	(10,010)
Inventory	3,978	1,396	(14,863)
Prepaid expenses and other current assets	(329)	230	(399)

Notes receivable	—	(30)	(201)
Other assets, net	861	—	(325)
Accounts payable and accrued expenses and other	13,458	(1,729)	40,239
Deferred revenue	6,431	(27)	(5,627)

Net cash provided by (used in) operating activities	9,600	(5)	23,811

Cash Flows from Investing Activities:
Acquisition of property and equipment, net	(29,039)	(7,519)	(37,434)

Proceeds from sale of Ashford.com assets	2,151	—	—
Net cash paid for acquisition of Ashford.com	(8,860)	—	—

Payments received on note receivable	—	900	3,246
Purchases of marketable securities	(81,430)	(60,384)	(64,131)

Sales of marketable securities	94,194	59,808	39,330
(Purchases) sales of short-term investments	(38)	2,280	—

Net cash used in investing activities	(23,022)	(4,915)	(58,989)

Cash Flows from Financing Activities:
Repayments of capital lease obligations	(429)	(78)	(1,581)

Proceeds of mortgage note	—	—	13,000
Repayments of mortgage note	(5,247)	—	(55)

Retirement of Ashford.com revolving credit facility	(3,123)	—	—

Purchases of treasury stock	(353)	—	—

Proceeds from sale of common stock and warrants	568	349	—
Proceeds from exercises of common stock options and warrants	1,364	1,053	5,070

Net cash provided by (used in) financing activities	(7,220)	1,324	16,434

Net decrease in cash and cash equivalents	(20,642)	(3,596)	(18,744)

Cash and cash equivalents, beginning of year	63,046	42,404	38,808

Cash and cash equivalents, end of year	$42,404	$38,808	$20,064

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

Marketable Securities: Marketable securities, which consist of investments in various debt securities, are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded as a component of stockholders’ equity. The Company does not intend to hold its marketable securities for more than one year from the most recent balance sheet date and has therefore classified them as a current asset. All investments with original maturities of greater than 90 days are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company determines the appropriate classification at the time of purchase. At January 1, 2005, the Company held $39,700 and at January 3, 2004, $18,750 of investments in auction rate securities classified as available-for-sale. Investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which reset approximately every 30 to 45 days. Despite the long-term nature of their stated contractual maturities, there is ready liquid market for these securities based on the interest rate reset mechanism. As a result, there are no cumulative gross realized or unrealized holding gains or (losses) from our auction rate securities. All income generated from these marketable securities was recorded as interest income. As of January 3, 2004, the aggregate amortized cost of the Company’s marketable securities, other than auction rate securities, approximated their fair value. As of January 1, 2005, the Company recorded net unrealized losses on its marketable securities, other than auction rate securities, of $104. Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income or loss.

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

During the three-month period ended January 1, 2005, the Company determined that certain long-lived assets were no longer being used in its continuing operations and, therefore, that the carrying amounts of these assets were not recoverable. The long-lived assets consisted of miscellaneous equipment. The Company disposed of these assets during the year ended January 1, 2005 and recorded an impairment charge of $207 which is included in other expense.

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

Reclassifications: Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to those classifications used in the current year. These reclassifications were made to reflect certain communication costs previously classified product development expenses to sales and marketing expenses and general and administrative expenses.

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

Inventory Costs an Amendment of ARB No. 43, Chapter 4: In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an Amendment of ARB No. 43, Chapter 4” . SFAS No. 151 amends the guidance in ARB No. 43 Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43 Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. SFAS No. 151 is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facility. The Company anticipates that adoption of SFAS No. 151 will have no significant impact on the Company’s financial position or results of operations.

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

At January 1, 2005, the accrued liability associated with the cessation of Ashford.com operations was $370 and consisted of the following (in thousands):

	Balance at December 28, 2002	Subsequent Accruals, net	Payments	Balance at January 3, 2004	Balance January 1, 2005	Due Within 12 Months
	(in thousands)
Termination benefits	$417	$—	$(417)	$—	$—	$—
Contractual obligations	402	74	(106)	370	370	370
Other restructuring costs	12	—	(12)	—	—	—

	$831	$74	$(535)	$370	$370	$370

NOTE 4—MARKETABLE SECURITIES

Marketable securities, at estimated fair value, consist of the following:

	January 3, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(in thousands)
Auction rate securities	$18,750	$—	$—	$18,750
Corporate bonds	2,908	7	(10)	2,905
U.S. government agency securities	9,004	12	(9)	9,007

	$30,662	$19	$(19)	$30,662

	January 1, 2005
	Amortized Cost	Gross Unrealized Losses(1)	Estimated Fair Value
	(in thousands)
Auction rate securities	$39,700	$—	$39,700
Corporate bonds	5,963	(41)	5,922
U.S. government agency securities	9,800	(63)	9,737

	$55,463	$(104)	$55,359

(1)	The fair value of marketable securities with loss positions was $6,071 as of January 3, 2004 and $15,658 as of January 1, 2005, and the gross unrealized losses on these marketable securities were $19 as of January 3, 2004 and $104 as of January 1, 2005. The Company considered the nature of these marketable securities, which are primarily U.S. government agency securities, corporate bonds and auction preferred stock, the amount of the impairments relative to the carrying value of the related investments and the duration of the impairments, which are all less than twelve months, and concluded that the impairments were temporary.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

The amortized cost and estimated fair value of investments in debt securities as of January 1, 2005, by contractual maturity, are as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due within one year	$36,156	$36,089
Due after one year through five years	13,307	13,270
Due after five years through ten years	—	—
Due after ten years	6,000	6,000

	$55,463	$55,359

NOTE 5—PROPERTY AND EQUIPMENT

The major classes of property and equipment, at cost, as of January 3, 2004 and January 1, 2005 are as follows:

	January 3, 2004	January 1, 2005
	(in thousands)
Computer hardware and software	$44,113	$53,381
Building and building improvements	20,977	38,406
Furniture, warehouse and office equipment	6,712	9,696
Land	3,663	7,663
Leasehold improvements	413	479
Capitalized Lease	—	2,401
Construction in progress	655	387

	76,533	112,413
Less: Accumulated depreciation and amortization	(31,693)	(38,127)

Property and equipment, net	$44,840	$74,286

NOTE 6—LEASES

Capital Leases

During the third quarter of fiscal 2004, the Company entered into capital leases for computer hardware and software. As of January 1, 2005, the leases had an aggregate outstanding balance of $1,590, with $829 classified as current. The Company’s net investment in these capital leases as of January 1, 2005 was $1,594, which is included in property and equipment. Interest expense recorded on the capital leases for the twelve month period ended January 1, 2005 was $65.

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

As of January 1, 2005, 1,215,100 shares of common stock were available for future grants under the Plans.

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

The significant components of net deferred tax assets and liabilities as of January 3, 2004 and January 1, 2005 consisted of the following:

	Fiscal Year Ended
	January 3, 2004	January 1, 2005

Deferred tax assets:
Net operating loss carryforwards	$174,249	$179,495
Deferred revenue	6,104	3,798
Employee benefits	248	91
Inventory	1,149	1,019
Prepaid expenses	—	—
Depreciation	914	2,278
Provision for doubtful accounts	1,556	1,293

Gross deferred tax assets	184,220	187,974
Deferred tax liabilities:
Prepaid expenses	—	—

Net deferred tax assets and liabilities	184,220	187,974
Valuation allowance	(184,220)	(187,974)

Net deferred tax asset	$—	$—

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

Of the net operating losses $14,309 relate to employee related stock options and the tax benefit when realized will reduce equity.

The differences between the statutory federal income tax rate and the effective income tax rate are provided in the following reconciliation:

	Fiscal Year Ended
	December 28, 2002	January 3, 2004	January 1, 2005
Statutory federal income tax rate	(34.0)%	(34.0)%	(34.0)%
Increase (decrease) in taxes resulting from:
Valuation allowance	33.7%	33.4%	34.0%
Nondeductible amortization	—	—	—
Other	0.3%	0.6%	0.0%

Effective income tax rate	0.0%	0.0%	0.0%

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

NOTE 22—RESTATEMENT OF THE CONSOLIDATED BALANCE SHEETS AND CONSOLIDATED STATEMENTS OF CASH FLOWS

Subsequent to the issuance of our consolidated financial statements for the year ended January 1, 2005, the Company determined that the Company’s investments in auction rate securities should have been classified as marketable securities within current assets. Previously, such investments had been classified as cash and cash equivalents. Accordingly, the Company restated the classification to report these investments in marketable securities on the consolidated balance sheets as of January 1, 2005 and January 3, 2004. The Company also made corresponding corrections to the consolidated statements of cash flows for the fiscal years ended January 1, 2005, January 3, 2004 and December 28, 2002, to reflect the gross purchases and sales of these investments as investing activities rather than as a component of cash and cash equivalents. In addition, the Company has corrected the number of shares of common stock available for future grants, in Note 8. The restatement had no impact on previously reported total current assets, total assets, working capital position, results of operations or cash flows from operating activities.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Concluded)

(amounts in thousands, except per share data)

The following tables present a summary of the significant effects of the restatement:

	Consolidated Balance Sheets
	As Previously Reported	Adjustments	As Restated
As of January 1, 2005

Cash and Cash Equivalents	56,564	(36,500)	20,064
Marketable securities	18,859	36,500	55,359

As of January 3, 2004

Cash and Cash Equivalents	57,558	(18,750)	38,808
Marketable securities	11,912	18,750	30,662

	Consolidated Statement of Cash Flows
Fiscal Year Ended January 1, 2005
Purchases of marketable securities	(9,656)	(54,475)	(64,131)
Sales of marketable securities	2,605	36,725	39,330
Net cash used in investing activities	(41,239)	(17,750)	(58,989)
Net decrease in cash and cash equivalents	(994)	(17,750)	(18,744)

Fiscal Year Ended January 3, 2004
Purchases of marketable securities	(15,976)	(44,408)	(60,384)
Sales of marketable securities	15,550	44,258	59,808
Net cash used in investing activities	(4,765)	(150)	(4,915)
Net decrease in cash and cash equivalents	(3,446)	(150)	(3,596)

Fiscal Year Ended December 28, 2002
Purchases of marketable securities	(20,578)	(60,852)	(81,430)
Sales of marketable securities	9,092	85,102	94,194
Net cash used in investing activities	(47,272)	24,250	(23,022)
Net decrease in cash and cash equivalents	(44,892)	24,250	(20,642)