Form 10-Q
period 2005-04-02
GSI COMMERCE INC
filed 2005-05-12
CIK 828750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2005.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 5, 2005:

Common Stock, $.01 par value	41,848,514
(Title of each class)	(Number of Shares)

FORM 10-Q

FOR THE QUARTER ENDED APRIL 2, 2005

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	January 1, 2005	April 2, 2005
ASSETS
Current assets:
Cash and cash equivalents	$20,064	$10,736
Marketable securities	55,359	32,487
Accounts receivable, net of allowance of $406 and $388, respectively	14,908	9,431
Inventory	37,773	34,013
Prepaid expenses and other current assets	2,382	2,193

Total current assets	130,486	88,860

Property and equipment, net	74,286	76,453
Goodwill	13,453	13,453
Other equity investments	2,847	5,650
Other assets, net of accumulated amortization of $4,416 and $4,913, respectively	10,824	10,317

Total assets	$231,896	$194,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,762	$31,918
Accrued expenses and other	31,691	21,576
Deferred revenue	9,370	8,679
Current portion – long-term debt and other	971	589

Total current liabilities	100,794	62,762

Long-term debt and other	13,564	13,410
Mandatorily redeemable preferred stock, Series A, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding as of January 1, 2005 and April 2, 2005	—	—

Total liabilities	114,358	76,172
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 4,990,000 shares authorized; 0 shares issued and outstanding as of January 1, 2005 and April 2, 2005	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 41,584,061 and 41,778,856 shares issued as of January 1, 2005 and April 2, 2005, respectively; 41,582,851 and 41,772,246 shares outstanding as of January 1, 2005 and April 2, 2005, respectively	416	418
Additional paid in capital	294,495	295,021
Accumulated other comprehensive (loss) income	(104)	2,067
Accumulated deficit	(177,269)	(178,945)

Total stockholders’ equity	117,538	118,561

Total liabilities and stockholders’ equity	$231,896	$194,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 3, 2004	April 2, 2005
Revenues:
Net revenues from product sales	$56,878	$76,652
Service fee revenues	9,390	14,706

Net revenues	66,268	91,358
Cost of revenues from product sales	41,508	57,626

Gross profit	24,760	33,732

Operating expenses:
Sales and marketing, exclusive of $494 and $189 reported below as stock-based compensation, respectively	17,449	20,911
Product development, exclusive of $49 and $(30) reported below as stock-based compensation, respectively	4,483	6,589
General and administrative, exclusive of $84 and $(389) reported below as stock-based compensation, respectively	3,920	5,225
Stock-based compensation	627	(230)
Depreciation and amortization	2,599	3,122

Total operating expenses	29,078	35,617

Other (income) expense:
Other (income) expense	—	(99)
Interest expense	—	233
Interest income	(290)	(343)

Total other (income) expense	(290)	(209)

Net loss	$(4,028)	$(1,676)

Loss per share—basic and diluted:
Net loss	$(0.10)	$(0.04)

Weighted average shares outstanding—basic and diluted	40,868	41,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 3, 2004	April 2, 2005
	(as restated See Note 17)
Cash Flows from Operating Activities:
Net loss	$(4,028)	$(1,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,599	3,122
Stock-based compensation	627	(230)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,870)	5,477
Inventory	1,847	3,760
Prepaid expenses and other current assets	(79)	189
Notes receivable	180	—
Other assets, net	35	9
Accounts payable and accrued expenses and other	(12,584)	(36,959)
Deferred revenue	(1,773)	(691)

Net cash used in operating activities	(16,046)	(26,999)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(2,393)	(5,280)
Deferred cost in other	—	(247)
Net cash paid for equity investments	—	(136)
Purchases of marketable securities	(8,664)	(9,177)
Sales of marketable securities	8,455	32,000

Net cash (used in) provided by investing activities	(2,602)	17,160

Cash Flows from Financing Activities:
Repayments of loan	—	(339)
Repayments of capital lease obligations	—	(160)
Repayments of mortgage note	—	(38)
Deferred cost paid	—	(199)
Proceeds from exercises of common stock options	903	1,247

Net cash provided by financing activities	903	511

Net decrease in cash and cash equivalents	(17,745)	(9,328)
Cash and cash equivalents, beginning of period	38,808	20,064

Cash and cash equivalents, end of period	$21,063	$10,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

GSI Commerce, Inc. (“GSI” or the “Company”), a Delaware corporation, is a leading provider of e-commerce solutions that enable retailers, branded manufacturers, entertainment companies and professional sports organizations to operate e-commerce businesses. The Company began its e-commerce business in 1999 and initially targeted the sporting goods category. Since 2001, the Company expanded into five additional categories: apparel, beauty, consumer electronics, entertainment and home. The Company provides solutions for its partners through its integrated e-commerce platform, which is comprised of three components — core technology, supporting infrastructure and partner services. Through the Company’s integrated e-commerce platform, it provides Web site administration, Web infrastructure and hosting, business intelligence, an e-commerce engine, order management, fulfillment, drop shipping, customer service, buying, creative design, Web site usability, testing and enhancements, channel integration, business-to-business (B-to-B) services, content development and imaging, e-commerce strategy, online marketing and customer relationship management (CRM). The Company derives virtually all of its revenues from sales of products by the Company through its partners’ e-commerce businesses and service fees earned by the Company in connection with the development and operation of its partners’ e-commerce businesses.

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

This quarterly report should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements presented in the Company’s Annual Report on Form 10-K/A Amendment No. 2 filed with the Securities and Exchange Commission (“SEC”) on May 6, 2005.

NOTE 2—ACCOUNTING POLICIES

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

Fair Values: The estimated fair value amounts presented in these consolidated financial statements have been determined by the Company using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Such fair value estimates are based on pertinent information available to management as of January 1, 2005 and April 2, 2005, and have not been comprehensively revalued for purposes of these consolidated financial statements since such dates.

Cash and Cash Equivalents: The Company considers all highly liquid investments with maturities at date of purchase of three months or less to be cash equivalents. The carrying value of cash equivalents approximates their current market value.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

Marketable Securities: Marketable securities, which consist of investments in various debt securities, are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded as a component of stockholders’ equity. The Company does not intend to hold its marketable securities for more than one year from the most recent balance sheet date and has therefore classified them as a current asset. All investments with original maturities of greater than 90 days are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company determines the appropriate classification at the time of purchase. At January 1, 2005, the Company held $39,700 and at April 2, 2005 $12,400 of investments in auction rate securities classified as available-for-sale. Investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which reset approximately every 30 to 45 days. Despite the long-term nature of their stated contractual maturities, there is a ready liquid market for these securities based on the interest rate reset mechanism. As a result, there are no cumulative gross realized or unrealized holding gains or (losses) from the Company’s auction rate securities. All income generated from these marketable securities was recorded as interest income. As of January 1, 2005, the Company recorded net unrealized losses on its marketable securities, other than auction rate securities, of $104. As of April 2, 2005, the Company recorded net unrealized losses on its marketable securities, other than auction rate securities, of $153. Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income or loss.

Inventory: Inventory, primarily consisting of sporting goods, consumer electronics and licensed entertainment products, is valued at the lower of cost (determined using the weighted average method) or market. Inherent in this valuation are significant management judgments and estimates, including among others, assessments concerning obsolescence and shrinkage rates. Based upon the methodology underlying these judgments and estimates, which is applied consistently from period to period, the Company records a valuation allowance to adjust the carrying amount of its inventory.

Property and Equipment: Property and equipment are stated at cost, net of accumulated depreciation or amortization. Costs incurred to develop internal-use computer software during the application development stage, including those relating to developing partners’ Web sites, generally are capitalized. Costs of enhancements to internal-use computer software are also capitalized, provided that these enhancements result in additional functionality. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets, which are generally:

•	Three to four years for computer hardware and software;

•	Three to ten years for furniture, and fulfillment center and office equipment;

•	The lesser of fifteen years or lease term for leasehold improvements;

•	Fifteen years for building improvements; and

•	Thirty years for buildings

Upon retirement or other disposition of these assets, the cost and related accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss, if any, is recognized as a gain or loss on disposition of the assets in other income/expense. Expenditures from maintenance and repairs are expensed as incurred.

Effective December 30, 2001, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Under an impairment-only approach, goodwill and certain intangibles are not amortized into results of operations but instead, are reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than their fair value. The Company performed an annual impairment test of its recorded goodwill as of January 1, 2005, and found no instances of impairment.

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

Other Equity Investments: Other equity investments consist of 824,594 shares of Odimo Incorporated (“Odimo”) common stock, which was converted from Series C and Series D preferred stock when Odimo completed an initial public offering through the issuance of 3,125,000 shares of its common stock in February of 2005. The Company accounts for the investment in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The initial cost of the Company’s investment was determined based on the fair value of the investment at the time of its acquisition. At the time, an observable market price did not exist for non-marketable securities. In order to determine the fair value of the investment in Odimo, the Company obtained an independent, third-party valuation. The valuation incorporated a variety of methodologies to estimate fair value, including comparing the security with securities of publicly traded companies in similar lines of business, applying price multiples to estimated future operating results for Odimo and estimating discounted cash flows. Factors affecting the valuation included restrictions on control and marketability of Odimo’s equity securities and other information available to the Company, such as the Company’s knowledge of the industry and knowledge of specific information about Odimo. Using this valuation, the Company determined the estimated fair value of the investment to be approximately $2,847 as of January 1, 2005. The fair value of the Odimo investment as of April 2, 2005 was $5,203, which was determined by the current market price of the common stock of Odimo on April 1, 2005, which resulted in an unrealized gain of $2,220 in the three-month period ended April 2, 2005, which is recorded in accumulated other comprehensive income (loss) as a component of stockholders equity. During the three-month period ended April 2, 2005, the Company exercised warrants to purchase Odimo common stock for $136, which represents 119,272 of common stock.

Other Assets, Net: Other assets, net consists primarily of deferred partner revenue share charges, resulting from the exercise of a right to receive 1,600,000 shares of the Company’s common stock in lieu of future cash partner revenue share payments. Deferred partner revenue share charges were $10,097 as of January 1, 2005 and $9,609 as of April 2, 2005, and are being amortized as stock-based compensation expense as the partner revenue share expense is incurred. The partner revenue share expense incurred is based on actual revenues recognized in a given period and the imputed partner revenue share percentage, which is based on the value of the Company’s common stock that was issued upon exercise of the right. Stock-based compensation expense related to the amortization of deferred partner revenue share charges was $360 for the three-month period ended April 3, 2004, and $488 for the three-month period ended April 2, 2005.

Deferred Revenue: Deferred revenue consists primarily of fees paid in advance to the Company under agreements to manage some aspects of certain partners’ e-commerce businesses, including fulfillment technology and customer service, existing at the balance sheet date. Deferred revenue also consists of amounts received from the sale of gift certificates redeemable through the Company’s partners’ e-commerce businesses.

Net Revenues from Product Sales: Net revenues from product sales are derived from the sale of products by the Company through its partners’ e-commerce businesses. Net revenues from product sales are net of allowances for returns and discounts and include outbound shipping charges and other product related services such as gift wrapping and monogramming.

The Company recognizes revenues from product sales when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, shipment has occurred, the selling price is fixed or determinable and collectibility is reasonably assured.

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

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

Cost of Revenues: Cost of revenues consist of cost of revenues from product sales and cost of service fee revenues. Cost of revenues from product sales include the cost of products sold and inbound freight related to these products, as well as outbound shipping and handling costs, other than those related to promotional free shipping and subsidized shipping and handling which are included in sales and marketing expense. The Company specifically does not record cost of service fee revenue. The cost of the sales of the merchandise on which the Company earns service fees are incurred by its service-fee partners because they are the owners and sellers of the merchandise.

Sales and Marketing: Sales and marketing expenses include fulfillment costs, customer service costs, credit card fees, net partner revenue share charges, net advertising and promotional expenses incurred by it on behalf of the Company’s partners’ e-commerce businesses, and payroll related to the buying, business management and marketing functions of its company. Net partner revenue share charges are royalty payments made to the Company’s partners in exchange for the use of their brands, the promotion of its partners’ URLs, Web sites and toll-free telephone numbers in their marketing and communications materials, the implementation of programs to provide incentives to customers to shop through the e-commerce businesses that the Company operates for its partners and other programs and services provided to the customers of the e-commerce businesses that the Company operates for its partners, net of amounts reimbursed to the Company by its partners. Net advertising and promotional expenses include promotional free shipping and subsidized shipping and handling costs and are net of amounts reimbursed to the Company by its partners. Partner revenue share charges were $3,004 for the three-month period ended April 3, 2004 and $1,806 for the three-month period ended April 2, 2005.

Shipping and Handling Costs: The Company defines shipping and handling costs as only those costs incurred for a third-party shipper to transport products to the customer and these costs are included in cost of revenues from product sales. In some

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

instances, shipping and handling costs exceed shipping charges to the customer and are subsidized by the Company. Additionally, the Company selectively offers promotional free shipping whereby it ships merchandise to customers free of all shipping and handling charges. The cost of promotional free shipping and subsidized shipping and handling was $579 for the three-month period ended April 3, 2004 and $874 for the three-month period ended April 2, 2005, and was charged to sales and marketing expense.

Fulfillment Costs: The Company defines fulfillment costs as personnel, occupancy and other costs associated with its Kentucky fulfillment center, personnel and other costs associated with its logistical support and vendor operations departments and third-party warehouse and fulfillment services costs. Fulfillment costs were $4,964 for the three-month period ended April 3, 2004, and $6,407 for the three-month period ended April 2, 2005, and are included in sales and marketing expense.

Advertising: The Company expenses the cost of advertising, which includes online marketing fees, media, agency and production expenses, in accordance with the AICPA Accounting Standards Executive Committee’s Statement of Position (“SOP”) 93-7, “Reporting on Advertising Costs.” Advertising production costs are expensed the first time the advertisement runs. Online marketing fees and media (television, radio and print) placement costs are expensed in the month the advertising appears. Agency fees are expensed as incurred. Advertising costs were $410 for the three-month period ended April 3, 2004 and $30 for the three-month period ended April 2, 2005 and are included in sales and marketing expenses.

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

The following table illustrates the pro forma net loss and losses per share for the three-month periods ended April 3, 2004 and April 2, 2005 as if compensation expense for stock options issued to employees had been determined consistent with SFAS No. 123:

	Three Months Ended
	April 3, 2004	April 2, 2005
	(in thousands)
Net loss, as reported	$(4,028)	$(1,676)
Add: Stock-based compensation expense included in reported net loss	261	(709)
Deduct: Total stock-based compensation determined under fair value based method for all awards	(1,352)	(1,326)

Pro forma net loss	$(5,119)	$(3,711)

Losses per share—basic and diluted:
Net loss per share, as reported	$(0.10)	$(0.04)

Pro forma net loss per share	$(0.13)	$(0.09)

Stock-based compensation expense related to the amortization of deferred partner revenue share charges was $360 for the three-month periods ended April 3, 2004, and $488 for the three-month periods ended April 2, 2005.

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

Share-Based Payment. In December 2004, the Financial Accounting Standards Board, or FASB, issued Financial Accounting Standards Board Statement No. 123R “Share-Based Payment”, or FAS 123R, which replaces Financial Accounting

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

Standards Board Statement No. 123, “Accounting for Stock-Based Compensation”, or FAS 123, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB 25. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.. In addition, FAS 123R will cause unrecognized expense (based on the amounts in the Company’s pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. In April 2005, the SEC announced that it would delay the initial adoption of FAS 123R from interim periods that begin after June 15, 2005, to annual periods. The Company will now be required to adopt FAS 123R in its first quarter of 2006. Under FAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The Company has preliminarily decided to use the prospective method for transition as of the effective date of FAS 123R. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of FAS 123R. The Company is evaluating the requirements of FAS 123R and it expects that the adoption of FAS 123R will have a material impact on its consolidated results of operations and earnings per share.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143” (“SFAS 143”). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS 143 and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however, the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than fiscal years ending after December 15, 2005. The Company is currently evaluating the impact of FIN 47 on its financial statements.

NOTE 3—MARKETABLE SECURITIES

Marketable securities, at estimated fair value, consist of the following:

	January 1, 2005
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Auction rate securities	$39,700	$—	$39,700
Corporate Bonds	5,963	(41)	5,922
U.S. government agency securities	9,800	(63)	9,737

	$55,463	$(104)	$55,359

	April 2, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Auction rate securities	12,400	—	—	12,400
Corporate bonds	8,441	6	(66)	8,381
U.S. government agency securities	11,799	—	(93)	11,706

	$32,640	$6	$(159)	$32,487

The fair value of marketable securities with loss positions was $15,658 as of January 1, 2005 and $19,562 as of April 2, 2005, and the gross unrealized losses on these marketable securities were $104 as of January 1, 2005 and $159 as of April 2, 2005. The Company considered the nature of these marketable securities, which are primarily U.S. government agency securities, the amount of the impairments relative to the carrying value of the related investments and the duration of the impairments, which are all less than twelve months, and concluded that the impairments were not other than temporary.

The amortized cost and estimated fair value of investments in debt securities as of April 2, 2005, by contractual maturity, are as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due within one year	$19,907	$19,792
Due after one year through five years	7,733	7,695
Due after five years through ten years	—	—
Due after ten years	5,000	5,000

	$32,640	$32,487

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

NOTE 4– PROPERTY AND EQUIPMENT

The major classes of property and equipment, at cost, as of January 1, 2005 and April 2, 2005 are as follows:

	January 1, 2005	April 2, 2005
	(in thousands)
Computer hardware and software	$51,841	$54,960
Building and building improvements	39,751	40,095
Furniture, warehouse and office equipment	10,550	10,835
Land	7,663	7,663
Leasehold improvements	529	532
Capitalized lease	1,692	1,692
Construction in progress	387	1,805

	112,413	117,582
Less: Accumulated depreciation and amortization	(38,127)	(41,129)

Property and equipment, net	$74,286	$76,453

NOTE 5—LEASES

Capital Leases

During the three-month period ended October 2, 2004, the Company entered into capital leases for computer hardware and software. As of April 2, 2005, the leases had an aggregate outstanding balance of $1,091, with $444 classified as current. The Company’s net investment in these capital leases as of April 2, 2005 was $1,483, which is included in property and equipment. Interest expense recorded on the capital leases for the three month period ended April 2, 2005 was $24.

Operating Leases

The Company leases its Melbourne, FL customer contact center, as well as, its Shepherdsville, KY fulfillment center and certain fixed assets under noncancellable operating leases. Rent expense under operating lease agreements was $227 for the three-month period ended April 3, 2004 and $492 for the three-month period ended April 2, 2005.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

NOTE 6—CHANGES IN STOCKHOLDERS’ EQUITY

The following table summarizes the changes in stockholders’ equity for the three-month periods ended April 3, 2004 and April 2, 2005:

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Comprehensive (Loss) Income	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
	Shares	Dollars					Shares	Dollars
					(in thousands)
Consolidated balance at January 3, 2004	40,781	$408	$287,571	$(177,609)		$—	1	$—	$110,370
Net loss				(4,028)	$(4,028)				(4,028)
Net unrealized losses on available-for-sale securities					(25)	(25)			(25)

Comprehensive (loss)					$(4,053)

Issuance of options to purchase common stock in exchange for services			267						267
Issuance of common stock upon exercise of options	193	2	901						903
Consolidated balance at April 3, 2004	40,974	$410	$288,739	$(181,637)		$(25)	1	$—	$107,487

Consolidated balance at January 1, 2005	41,584	$416	$294,495	$(177,269)		$(104)	1	$—	$117,538
Net loss				(1,676)	$(1,676)				(1,676)
Net unrealized losses on available-for-sale securities					(49)	(49)			(49)
Unrealized gain on equity investment in Odimo recorded at fair value (See Note 2)					2,220	2,220			2,220

Comprehensive income					$495

Issuance of options to purchase common stock in exchange for services			(719)						(719)
Issuance of common stock upon exercise of options	195	2	1,245						1,247

Consolidated balance at April 2, 2005	41,779	$418	$295,021	$(178,945)		$2,067	1	$—	$118,561

NOTE 7—STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

The Company maintains incentive and non-incentive stock option plans for certain employees, directors and other persons (the “Plans”). Under the terms of the Plans, the Company may grant incentive and non-incentive options, restricted stock and unrestricted stock awards and restricted stock units to purchase up to 10,025,071 shares of common stock. The options granted under the Plans generally vest at various times over periods ranging up to five years and have terms of up to ten years after the date of grant, unless the optionee leaves the employ of or ceases to provide services to the Company. Stock appreciation rights (“SARs”) may be granted under the Plans either alone or in tandem with stock options. Generally, recipients of SARs are entitled to receive, upon exercise, cash or shares of common stock (valued at the then fair market value of the Company’s common stock) equal to such fair market value on the date of exercise minus such fair market value on the date of grant of the shares subject to the SAR, although certain other measurements also may be used. A SAR granted in tandem with a stock option is exercisable only if and to the extent that the option is exercised. No SARs have been granted to date under the Plans.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

The following table summarizes the stock option activity for the three-month periods ended April 3, 2004 and April 2, 2005:

	Three Months Ended
	April 3, 2004		April 2, 2005
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Outstanding, beginning of period	6,716	$8.37	6,109	$8.50
Granted	90	9.88	58	14.78
Exercised	(193)	4.67	(195)	6.40
Cancelled	(212)	13.99	(159)	8.94

Outstanding, end of period	6,401	8.28	5,813	8.62

Exercisable, end of period	3,982	8.00	4,378	8.35

During the three-month period ended April 2, 2005, the Company granted to employees options to purchase an aggregate of 58,375 shares of the Company’s common stock at a price of $14.78 per share and restricted stock units to purchase 106,119 shares of the Company’s common stock. The weighted average fair value and the weighted average exercise price of the options granted with exercise prices at the then-current market prices of the underlying stock during the three-month period ended April 2, 2005 was $6.34 and $14.78 per share, respectively. For the three-month period ended April 2, 2005, the Company recorded a reduction of $719 of stock-based compensation primarily relating to options and restricted stock, subject to variable accounting.

During the three-month period ended April 3, 2004, the Company granted to employees options to purchase an aggregate of 90,000 shares of the Company’s common stock at prices ranging from $9.15 to $9.93 per share. The weighted average fair value and the weighted average exercise price of the options granted with exercise prices at the then-current market prices of the underlying stock during the three-month period ended April 3, 2004 was $6.89 and $9.88 per share, respectively. For the three-period ended April 3, 2004, the Company recorded $267 of stock-based compensation expense relating to options and restricted stock.

The following table summarizes the warrant activity for the three-month periods ended April 3, 2004 and April 2, 2005:

	Three Months Ended
	April 3, 2004		April 2, 2005
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Outstanding, beginning of period	803	$7.68	815	$7.71
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	—	—	—	—

Outstanding, end of period	803	7.68	815	7.71

Exercisable, end of period	603	9.40	615	9.40

No warrants were granted or issued by the Company during the three-month periods ended April 3, 2004 and April 2, 2005.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

The following table summarizes information regarding options and warrants outstanding and exercisable as of April 2, 2005:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$ 0.01 – $ 5.56	2,231	5.63	$4.50	1,928	$4.82
$ 5.69 – $10.00	3,165	6.97	8.65	2,077	8.29
$10.60 – $24.69	1,233	6.35	15.37	988	16.00

$ 0.01 – $24.69	6,629	6.40	8.51	4,993	8.48

As of April 2, 2005, 1,209,028 shares of common stock were available for future grants under the Plans.

The fair value of options granted under the Plans during the three-month periods ended April 3, 2004 and April 2, 2005 were estimated on the date of grant using the Black-Scholes multiple option pricing model, with the following weighted average assumptions:

	Three Months Ended
Assumption	April 3, 2004	April 2, 2005
Dividend yield	None	None
Expected volatility	103.00%	81.4%
Average risk free interest rate	2.40%	3.92%
Average expected lives	3.95 years	1.82 years

NOTE 8—LOSS PER SHARE

Loss per share for all periods has been computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic and diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Outstanding common stock options and warrants have been excluded from the calculation of diluted losses per share because their effect would be antidilutive.

The amounts used in calculating loss per share data are as follows:

	Three Months Ended
	April 3, 2004	April 2, 2005
	(in thousands)
Net loss	$(4,028)	$(1,676)

Weighted average shares outstanding—basic and diluted	40,868	41,662

Outstanding common stock options having no dilutive effect	6,401	5,813

Outstanding common stock warrants having no dilutive effect	803	815

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

NOTE 9 — COMPREHENSIVE INCOME (LOSS):

The following table summarizes the components of comprehensive income (loss):

	Three Months Ended
	April 3, 2004	April 2, 2005
	(in thousands)
Net loss	$(4,028)	$(1,676)

Other comprehensive income (loss):
Net unrealized losses on available-for-sale securities	(25)	(49)
Unrealized gain on equity investment in Odimo recorded at fair value	—	2,220

Other comprehensive (loss) income	(25)	2,171

Comprehensive (loss) income	(4,053)	495

NOTE 10—SIGNIFICANT TRANSACTIONS/CONCENTRATIONS OF CREDIT RISK

The Company had $12,397 as of January 1, 2005 and $5,103 as of April 2, 2005, of operating cash and $63,026 as of January 1, 2005 and $38,120 as of April 2, 2005 of cash equivalents and marketable securities invested with three financial institutions, which are potentially subject to credit risk. The composition of these investments is regularly monitored by management of the Company.

NOTE 11—MAJOR SUPPLIERS/ECONOMIC DEPENDENCY

During the three-month period ended April 2, 2005, the Company purchased inventory from one supplier amounting to $24,713 or 48.7% of total inventory purchased.

During the three-month period ended April 3, 2004, the Company purchased inventory from one supplier amounting to $12,431 or 36.9% of total inventory purchased.

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

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

Advertising and Media Agreements

As of April 2, 2005, the Company was contractually committed for the purchase of future advertising totaling approximately $30 through the fiscal year ending December 31, 2005. The expense related to these commitments will be recognized in accordance with the Company’s accounting policy related to advertising (see Note 2).

Partner Revenue Share Payments

As of April 2, 2005 and subject to the satisfaction of certain conditions, the Company was contractually committed to future minimum cash revenue share payments as follows:

Fiscal Year-Ended	Partner Revenue Share Payments
(in thousands)
2005	$2,050
2006	4,200
2007	4,500
2008	4,850
2009	5,150
Thereafter	2,650

Total conditional future minimum cash revenue share payments	$23,400

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

NOTE 13—SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Three Months Ended
	April 3, 2004	April 2, 2005
	(in thousands)
Cash paid during the period for interest	$—	$234

Noncash Investing and Financing Activities:
Unrealized gain on equity investment of Odimo recorded at fair value	$—	$2,220
Net unrealized losses on available-for-sale securities	$(25)	$(49)

NOTE 14—BUSINESS SEGMENTS

The Company operates in one principal business segment. The Company provides e-commerce solutions that enable retailers, branded manufacturers, entertainment companies and professional sports organizations to operate e-commerce businesses. The Company provides solutions for its partners through its integrated e-commerce platform, which is comprised of three components — core technology, supporting infrastructure and partner services. Through the Company’s integrated e-commerce platform, it provides Web site administration, Web infrastructure and hosting, business intelligence, an e-commerce engine, order management, fulfillment, drop shipping, customer service, buying, creative design, Web site usability, testing and enhancements, channel integration, business-to-business (B-to-B) services, content development and imaging, e-commerce strategy, online marketing and customer relationship management (CRM). The Company currently derives virtually all of its revenues from the sales of products by it through its partners’ e-commerce businesses and service fees earned by the Company in connection with the development and operation of its partner’s e-commerce businesses. All of the Company’s net revenues and operating results are in the United States and Canada. Net revenues and operating results in Canada are not significant. All of the Company’s identifiable assets are in the United States.

NOTE 15—RELATED PARTY TRANSACTIONS

In the fiscal years ended December 30, 2000 and December 29, 2001, Interactive Technology Holdings, LLC (ITH), a joint venture of Comcast Corporation and QVC, Inc., acquired 10,797,900 shares of the Company’s common stock and warrants to purchase 300,000 shares of the Company’s common stock, which accounted for approximately 26.0% of the Company’s outstanding common stock as of January 1, 2005. On January 31, 2005, ITH effected a distribution of all of its assets, including shares of GSI common stock, to entities affiliated with Comcast and QVC. As of April 2, 2005, QVC beneficially owned approximately 20.3% of GSI’s outstanding common stock. M. Jeffrey Branman, one of the Company’s directors, was the President of Interactive Technology Services, which served as financial advisor to ITH through its dissolution.

In the fiscal year ended December 30, 2000, the Company entered into a website development and distribution agreement with iQVC, a division of QVC, Inc., pursuant to which the Company provides technology, procurement and fulfillment services for QVC, including selling sporting goods, recreational and/or fitness related equipment and related products, apparel and footwear to QVC for resale through the QVC Web site. The Company recognized net revenues on sales to this related party for the three-month period ended April 3, 2004 of $333 and for the three-month period ended April 2, 2005 of $398 under this Web site development and distribution agreement. The terms of these sales are comparable to those with other business-to-business partners of the Company. As of April 2, 2005, the amount included in accounts receivable net was $69 related to these sales.

In the fiscal year ended January 3, 2004, the Company entered into a service agreement with QVC pursuant to which QVC provided shipping services to the Company in exchange for fees. The fees charged to the Company by QVC were determined through arms-length negotiations. The Company incurred fees $319 for the three-month period ended April 3, 2004, of which $307 related directly to products shipped and was charged to cost of revenues from product sales and $12 related to professional services provided and was charged to sales and marketing expense. The Company incurred fees of $26 for the three-month period ended April 2, 2005, of which $13 related directly to products shipped and was charged to cost of revenues from product sales and $13 related to professional services provided and was charged to sales and marketing expense. On February 1, 2005 we provided a 60 day termination notice to QVC, which terminated this agreement effective April 3, 2005.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Concluded)

(In thousands, except per share data)

(Unaudited)

In exchange for Rustic Canyon forfeiting the rights to designate one member to the Company’s Board, on June 26, 2004, the Company granted to Rustic Canyon a warrant to purchase 12,500 shares of the Company’s common stock with a term of five years and an exercise price of $9.31 per share. The fair value of the warrant was estimated on the date of grant using Black-Sholes multiple option pricing model and the Company recorded $89 of stock-based compensation expense, relating to the warrant.

NOTE 16—LONG-TERM DEBT AND OTHER

The following table summarizes the Company’s long-term debt and other long-term liabilities as of April 2, 2005:

April 2, 2005
(in thousands)
Note payable	$12,908
Capital lease obligation	1,091

13,999
Less: Current portion of note payable	(145)
Less: Current portion of capital lease obligation	(444)

Long-term debt and other	$13,410

NOTE 17—RESTATEMENT OF THE CONSOLIDATED STATEMENT OF CASH FLOWS

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended January 1, 2005, the Company determined that its investments in auction rate securities should have been classified as marketable securities within current assets. Previously, such investments had been classified as cash and cash equivalents. Accordingly, the Company restated its Condensed Consolidated Cash Flow Statement for the three-month period ended April 3, 2004, to reflect the gross purchases and sales of these investments as investing activities rather than as a component of cash and cash equivalents. The restatement had no impact on previously reported total current assets, total assets, working capital position, results of operations or cash flows from operating activities.

The following table presents a summary of the significant effects of the restatement:

	Consolidated Statement of Cash Flows
	As Previously Reported	Adjustments	As Restated
Three-Month Period Ended April 3, 2004
Purchases of marketable securities	(5,314)	(3,350)	(8,664)
Sales of marketable securities	1,105	7,350	8,455
Net cash used in investing activities	(6,602)	4,000	(2,602)
Net decrease in cash and cash equivalents	(21,745)	4,000	(17,745)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “plan”, “will”, “would”, “should”, “guidance”, “potential”, “continue”, “project”, “forecast”, “confident”, “prospects”, and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industries and markets in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, the impact of FAS123R, consumer spending, the financial markets and the industries in which we and our partners operate, changes affecting the Internet and e-commerce, our ability to develop and maintain relationships with strategic partners and suppliers and the timing of our establishment or extension of our relationships with strategic partners, our ability to timely and successfully develop, maintain and protect our technology and product and service offerings and execute operationally, our ability to attract and retain qualified personnel, our ability to successfully integrate our acquisitions of other businesses, if any, and the performance of acquired businesses. More information about potential factors that could affect us are described under the heading of “Risk Factors.” We expressly disclaim any intent or obligation to update these forward-looking statements, except as otherwise specifically stated by us.

Overview and Executive Summary

•	We are a leading provider of e-commerce solutions that enables retailers, branded manufacturers, entertainment companies and professional sports organizations to operate e-commerce businesses. We provide solutions for our partners through our integrated e-commerce platform, which is comprised of three components: core technology, supporting infrastructure and partner services. Through our platform, we provide Web site administration, Web infrastructure and hosting, business intelligence, an e-commerce engine, order management, fulfillment, drop shipment, customer service, buying, creative design, Web site usability, testing and enhancement services, channel integration, business-to-business (B-to-B) services, content development and imaging, e-commerce strategy, online marketing and customer relationship management (CRM).

•	Based on forecasts of Forrester Research, we expect online general merchandise sales in the United States to expand at approximately a 14.3% compounded annual growth rate from 2004 through 2010. While we expect the opportunity for partnered e-commerce to continue to grow, we also anticipate competition to continue to be intense. We compete with traditional, in-house solutions as well as a variety of third-party vendors that provide e-commerce software or partial e-commerce solutions. To satisfy our existing partners and continue to attract new partners, we offer what we believe is a comprehensive and compelling value proposition that includes the provision of expertise and infrastructure to enable our partners to grow their e-commerce businesses and to use their e-commerce businesses as a channel to complement and enhance their offline businesses. We have built and continue to develop expertise in integrated online technology, marketing and retailing, which we deliver across a shared technology, supporting infrastructure and partner services platform. To differentiate our solution in the marketplace, we continually add new services and functions to our platforms. As part of our continuing efforts to add value to our platform, we evaluate opportunities to acquire complementary or new businesses or assets.

•	Generally, we launch the website of a new partner within three to six months after entering into a contract with such new partner. During the period in which we are planning and developing a new partner’s Web site, we incur development and launch expenses without any accompanying revenues. We anticipate that new Web sites typically will contribute to our income from operations in their first full year of operation.

•	We derive virtually all of our revenues from sales of products by us through our partners’ e-commerce businesses and service fees earned by us in connection with the development and operation of our partners’ e-commerce businesses. Our revenue growth in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 was due to an increase in revenues from product sales in both our sporting goods and other categories, as well as an increase in service fee revenues. These increases were driven by the addition of new partners in fiscal 2004 and the first quarter of fiscal 2005.

•	Our gross profit increased as a result of sales growth. Our gross margin decreased as a result of a shift in sales from sporting goods to customer electronics, which carry a lower gross margin than product sales of sporting goods. We specifically do not record cost of service fee revenue. The cost of sales of the merchandise on which we earn service fees are costs incurred by our service-fee partners because they are the owners and sellers of the merchandise. Accordingly, our gross margin on service revenues is 100%. Our gross margin on products has typically been impacted by the mix of products sold between our sporting goods and other categories as well as within our sporting goods category.

•	Operating expenses as a percentage of net revenues decreased from 43.9% in first quarter of fiscal 2004 to 38.9% in first quarter of fiscal 2005, primarily as a result of sales and marketing expenses increasing at a slower rate than net revenues.

•	Fiscal 2004 was our first profitable year since entering the e-commerce business in fiscal 1999. We had net income of $0.3 million or $0.01 per share on a fully diluted basis.

•	We generate cash from operations primarily in our fourth fiscal quarter due to the seasonality of our business. In our first fiscal quarter, we typically use cash from operations to satisfy accounts payable and accrued expenses incurred in the fourth quarter of our prior fiscal year. We typically have not generated cash from operations in our second and third fiscal quarters.

•	In December 2004, the Financial Accounting Standards Board, or FASB, issued Financial Accounting Standards Board Statement No. 123R “Shared-Based Payment”, or FAS 123R. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In addition, FAS 123R will cause expense related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. In April 2005, the SEC delayed the initial adoption of 123R from interim periods that begin after June 15, 2005 to annual periods. We are continuing to evaluate the requirements of FAS 123R and expect that the adoption of FAS 123R will have a material impact on our consolidated results of operations and earnings per share. In light of our anticipated adoption of FAS 123R, we and our compensation committee are reevaluating our current incentive compensation strategies.

Results of Operations

Comparison of the three-month periods ended April 3, 2004 and April 2, 2005

Net Revenues

We derive virtually all of our revenues from sales of product by us through our partners’ e-commerce businesses and service fees earned by us in connection with the development and operation of our partners’ e-commerce businesses. The following table shows net revenues by source for the first quarter of fiscal 2004 and the first quarter of fiscal 2005, the percentages that such revenues bear to total net revenues and the period over period changes in net revenues:

	First Qtr Fiscal 2004		First Qtr Fiscal 2005		First Qtr Fiscal 2005 vs First Qtr Fiscal 2004
	$	%	$	%	$ Change	% Change
	(dollars in millions)
Net revenues from product sales- sporting goods	$33.5	50.5%	$39.8	43.5%	$6.3	18.8%
Net revenues from product sales - other	23.4	35.3%	36.9	40.4%	13.5	57.7%

Net revenues from product sales	56.9	85.8%	76.7	83.9%	19.8	34.8%
Service fee revenues	9.4	14.2%	14.7	16.1%	5.3	56.6%

Net revenues	66.3	100%	91.4	100%	25.1	37.9%

Net Revenues from Product Sales. Net revenues from product sales are derived from the sale of products by us through our partners’ e-commerce businesses. Net revenues from product sales are net of allowances for returns and discounts and include outbound shipping charges and other product related services such as gift wrapping and monogramming.

Net revenues from product sales increased $19.8 million in the first quarter of fiscal 2005. Of this increase, $6.3 million was due to an increase in sales in our sporting goods category and $13.5 million was due to an increase in sales in our other product category, which includes increased sales of consumer electronics and licensed entertainment products.

Service fee revenue. Service fee revenues are derived from service fees earned in connection with the development and operation of our partners’ e-commerce businesses. Service fees primarily consist of variable fees based on the value of merchandise sold or gross profit generated through our partners e-commerce businesses. To a lesser extent, service fees include fixed periodic payments by partners for the development and operation of their e-commerce businesses and fees related to the provision of marketing, design, development and other services.

Service fee revenues increased $5.3 million for the first quarter of 2005, due primarily to the launch of new fee-based partners in fiscal 2004.

Cost of Revenues

Cost of revenues consists of cost of revenues from product sales and cost of service fee revenues. Cost of revenues from product sales includes the cost of products sold and inbound freight related to those products, as well as outbound shipping and handling costs, other than those related to promotional free shipping and subsidized shipping and handling which are included in sales and marketing expense. We specifically do not record cost of service fee revenue. The cost of the sales of the merchandise on which we earn service fees are incurred by our service-fee partners because they are the owners and sellers of the merchandise. The following table shows cost of revenues for the first quarter of fiscal 2004 and first quarter of fiscal 2005, the percentages that such costs bear to total net revenues and the period over period changes in cost of revenues:

	First Qtr Fiscal 2004		First Qtr Fiscal 2005		First Qtr Fiscal 2005 vs First Qtr Fiscal 2004
	$	%	$	%	$ Change	% Change
	(dollars in millions)
Cost of revenues from product sales	$41.5	62.6%	$57.6	63.1%	$16.1	38.8%
Cost of revenues from service fee revenues	—	—%	—	—%	—	—%

Cost of revenues	$41.5	62.6%	$57.6	63.1%	$16.1	38.8%

As a percentage of net revenues, cost of revenues increased from 62.6% in first quarter of fiscal 2004 to 63.1% in first quarter of fiscal 2005. The change in cost of revenues as a percentage of net revenues resulted from lower margins in our other product category. Cost of revenues from product sales as a percentage of net revenues from product sales increased from approximately 72.9% in first quarter of fiscal 2004 to approximately 75.1% in first quarter of fiscal 2005.

Gross Profit

Gross profit consists of gross profit from product sales and gross profit from service fees. Because we do not record cost of service fee revenues, net revenues from service fees and gross profit from service fees are the same. The following table shows gross profit for the first quarter of fiscal 2004 and the first quarter of fiscal 2005, the percentages that such gross profit bears to product sales, service fees and total net revenues and the period over period changes in gross profit:

	First Qtr Fiscal 2004				First Qtr Fiscal 2005				First Qtr Fiscal 2005 vs First Qtr Fiscal 2004
	$	% of Product Sales	% of service fees	% of Net revenue	$	% of Product sales	% of service fees	% of Net revenue	$ Change	% Change
	(dollars in millions)
Gross Profit from product sales	$15.4	27.1%			$19.0	24.8%			$3.6	23.8%
Gross Profit from service fees	9.4		100.0%		14.7		100.0%		5.3	56.6%
Gross profit	$24.8			37.4%	$33.7			36.9%	$8.9	35.9%

The increase in gross profit for the first quarter of fiscal 2005 was due to a $5.3 million increase in service fee revenues and a $3.6 million increase in gross profit from product sales. The decrease in gross profit as a percentage of net revenues in first quarter of fiscal 2005 was largely driven by greater than planned product sales in the other category, which is primarily electronics, which carry a lower gross margin than product sales of sporting goods. Gross profit from product sales represented 62.1% of total gross profit in first quarter of fiscal 2004 and 56.4% in first quarter of fiscal 2005. Gross profit from service fee revenues represented 37.9% of total gross profit in first quarter of fiscal 2004 and 43.6% in first quarter of fiscal 2005. The gross profit on product sales decreased from 27.1% in first quarter of fiscal 2004 to 24.8% in first quarter of fiscal 2005 due primarily to a shift in sales to consumer electronics from sporting goods.

Operating Expenses

Operating expenses primarily consist of sales and marketing expenses, product development expenses, general and administrative expenses, stock-based compensation expense and depreciation and amortization expenses. The following table shows operating expenses for first quarter of fiscal 2004 and the first quarter of fiscal 2005, the percentages that such expenses bear to net revenues and the period over period changes in operating expenses:

	First Qtr Fiscal 2004		First Qtr Fiscal 2005		First Qtr Fiscal 2005 vs First Qtr Fiscal 2004
	$	%	$	%	$ Change	% Change
	(dollars in millions)
Sales and marketing expenses	$17.5	26.4%	$20.9	22.9%	$3.4	19.4%
Product development expenses	4.5	6.8%	6.6	7.2%	2.1	46.7%
General and administrative expenses	3.9	5.9%	5.2	5.7%	1.3	33.3%
Stock-based compensation expense	0.6	0.9%	(0.2)	(0.2)%	(0.8)	(133.3)%
Depreciation and amortization expenses	2.6	3.9%	3.1	3.4%	0.5	19.2%

Total operating expenses	$29.1	43.9%	$35.6	38.9%	$6.5	22.3%

Sales and Marketing Expenses: Sales and marketing expenses include fulfillment costs, customer service costs, credit card fees, net partner revenue share charges, net advertising and promotional expenses incurred by us on behalf of our partners’ e-commerce businesses and payroll related to the buying, business management and marketing functions of our company. Net partner revenue share charges are royalty payments made to our partners in exchange for the use of their brands, the promotion of our partners’ URLs, Web sites and toll-free telephone numbers in their marketing and communications materials, the implementation of programs to provide incentives to customers to shop through the e-commerce businesses that we operate for our partners and other programs and services provided to the customers of the e-commerce businesses that we operate for our partners, net of amounts reimbursed to us by our partners. Net advertising and promotional expenses include promotional free shipping and subsidized shipping and handling costs and are net of amounts reimbursed to us by our partners.

Sales and marketing expenses increased $3.4 million from the first quarter of fiscal 2005 primarily due to a $1.6 million increase in payroll and related costs principally in our fulfillment operations, a $1.1 million increase in credit card fees, a $0.5 million increase in online marketing and a $0.2 million increase in subsidized shipping costs related to increased promotional shipping activity. The increases in these costs were principally caused by higher sales volumes in the first quarter of fiscal 2005.

Product Development Expenses. Product development expenses consist primarily of expenses associated with planning, maintaining and operating our partners’ e-commerce businesses and payroll and related expenses for engineering, production, creative and management information systems.

Product development expenses increased $2.1 million in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 primarily due to a $1.6 million increase in staffing and related costs, and a $0.5 million increase in communication, web hosting and equipment maintenance costs. The increases in these costs were necessary to support new partner launches, deliver enhanced functionality for our partners’ e-commerce businesses and continue to improve the capacity, stability and security of our e-commerce platform.

General and Administrative Expenses. General and administrative expenses consist primarily of payroll and related expenses for executive, finance, human resources, legal, business development, corporate development and administrative personnel, as well as bad debt expense and occupancy costs for our headquarters and other offices.

General and administrative expenses increased $1.3 million from the first quarter of fiscal 2005 primarily due to a $1.0 million increase in payroll and related costs to support the growth of our business, a $0.2 million increase in occupancy costs due to the purchase of our new headquarters and a $0.1 million increase in other general and administrative expenses.

Stock-Based Compensation. Stock-based compensation expense consists of the amortization of deferred compensation expense for options granted to employees and certain non-employees, including options subject to variable accounting (the expense for which may fluctuate from period to period based on the closing market price of our stock), the value of options or warrants granted to certain partners and investors and amortization of deferred partner revenue share charges. Deferred partner revenue share charges, which are included in other assets, relate to a partner’s exercise of a right to receive shares of our common stock in lieu of future cash revenue share payments.

Stock-based compensation expense decreased $0.8 million for the first quarter of fiscal 2005 primarily due to a $0.9 million decrease in the amortization of deferred compensation expense relating to options subject to variable accounting as well as a $0.1 million increase in deferred partner revenue share charges resulting from higher product sales from the partner’s e-commerce business. As of the end of first quarter of fiscal 2005, we had an aggregate of $1.5 million of deferred stock-based compensation remaining to be amortized. We had stock-based compensation expense related to the amortization of deferred partner revenue share charges of $0.4 million for the first quarter of fiscal 2004 and $0.5 million for first quarter of fiscal 2005.

Depreciation and Amortization Expense. Depreciation and amortization expenses relate primarily to the depreciation of our corporate headquarters and Louisville, Kentucky fulfillment center, the depreciation and amortization of the capitalized costs for our purchased and internally developed technology, including a portion of the cost related to the employees that developed such technology, hardware and software and the depreciation of improvements, furniture and equipment at our corporate headquarters and our fulfillment and customer contact centers.

Depreciation and amortization expenses increased $0.5 million for the first quarter of fiscal 2005 primarily due to additional assets to build, manage and operate our business, offset in part, by certain previously purchased assets becoming fully depreciated in fiscal 2004.

Other (Income) Expense

Other (income) expense consists of expenses related to a minority interest held by a third party in a joint venture with us and losses and gains on the disposition of assets. Interest expense consists primarily of interest expense paid in connection with a mortgage note that we have on our new corporate headquarters and interest expense on capital leases, and interest income consists primarily of interest earned on cash, cash equivalents, short-term investments and marketable securities. The following table shows other (income) expense, interest expense and interest income for the first quarter of fiscal 2004 and for the first quarter of fiscal 2005, the percentages that such amounts bear to net revenues and the period over period changes in each of other (income) expense, interest expense and interest income:

	First Qtr Fiscal 2004		First Qtr Fiscal 2005		First Qtr Fiscal 2005 vs First Qtr Fiscal 2004
	$	%	$	%	$ Change	% Change
	(dollars in millions)
Other (income) expense	0.0	0.0%	(0.1)	(0.1)%	(0.1)	N/A
Interest expense	0.0	0.0%	0.2	0.3%	0.2	N/A
Interest income	(0.3)	(0.5)%	(0.3)	(0.3)%	0.0	0.0%

The $0.1 million increase in other (income) expense in the first quarter of fiscal 2005 was primarily due to a minority interest held by a third party in a joint venture with us.

The increase in interest expense of $0.2 million for the first quarter of fiscal 2005 was due primarily to the mortgage on our new corporate headquarters.

Income Taxes

We have not had any taxable income since we entered the e-commerce business in fiscal 1999. Prior year net operating losses generated have been carried back to offset income taxes paid in prior years. The remaining net operating losses were used in part to offset fiscal 2004 taxable income with the remainder carried forward. As of April 2, 2005, we had available net operating loss carryforwards of approximately $443.0 million which expire in the years 2005 through 2024. The use of certain net operating loss carryforwards are subject to annual limitations based on ownership changes of our stock, as defined by Section 382 of the Internal Revenue Code. We expect that net operating losses of approximately $245.0 million will expire before they can be used. Any otherwise recognizable deferred tax assets have been offset by a valuation allowance for the net operating loss carryforwards.

Certain Related Party Transactions

In fiscal 2000 and 2001, Interactive Technology Holdings, LLC, a joint venture of Comcast Corporation and QVC, Inc., acquired 10,797,900 shares of our common stock and warrants to purchase 300,000 shares of our common stock, which accounted for approximately 26.0% of our outstanding common stock as of January 1, 2005. On January 31, 2005, ITH effected a distribution of all of its assets, including shares of GSI common stock, to entities affiliated with Comcast and QVC. As of April 2, 2005, QVC beneficially owned approximately 20.3% of our outstanding common stock. M. Jeffrey Branman, one of our directors, was the President of Interactive Technology Services, which served as financial advisor to ITH through its dissolution.

In fiscal 2000, we entered into a website development and distribution agreement with iQVC, a division of QVC, Inc., pursuant to which we provide technology, procurement and fulfillment services for QVC, including selling sporting goods, recreational and/or fitness related equipment and related products, apparel and footwear to QVC for resale through the QVC website. We recognized net revenues of $397,759 for the first quarter of fiscal 2005 sales to QVC under this website development and distribution agreement. The terms of these sales are comparable to those with our other business-to-business partners. Included in accounts receivable as of the end of the first quarter of fiscal 2005 was $68,911 related to these sales.

In fiscal 2003, we entered into a services agreement with QVC, Inc. pursuant to which QVC provided shipping services to us in exchange for fees. The fees charged to us by QVC were determined through arms-length negotiations. We incurred fees of $25,442 in three-month period ended April 2, 2005. Of those fees, $12,794 related directly to products shipped and was charged to cost of revenues from product sales and the remaining $12,648 related to fulfillment services provided and was charged to sales and marketing expense. On February 1, 2005 we provided a 60 day termination notice to QVC, which terminated this agreement effective April 3, 2005.

Prior to February 2005, We were the beneficial owner of Series C and Series D Convertible Preferred Stock of Odimo Incorporated, referred to as Odimo, and warrants to acquire additional shares of Series C and Series D Convertible Preferred Stock of Odimo. These securities were acquired in connection with the sale of certain assets of our Ashford.com subsidiary in 2002.

In February 2005, Odimo completed an initial public offering through the issuance of 3,125,000 shares of its common stock. Effective upon completion of Odimo’s initial public offering, we exercised our warrants to acquire Series C and Series D Convertible Preferred Stock of Odimo and converted all of such shares, along with our already held shares of Series C and Series D Convertible Preferred Stock of Odimo, into an aggregate of 824,594 shares of common stock of Odimo. We own approximately 11.5% of the outstanding common stock of Odimo Incorporated. SOFTBANK Capital Partners LLC and its affiliates collectively own approximately 11.9% of the outstanding common stock of Odimo. SOFTBANK Capital Partners LLC and its affiliates collectively own approximately 20.7% of our outstanding common stock as of April 2, 2005. Ronald D. Fisher, one of our directors, is vice-chairman of SOFTBANK Holdings Inc. and SOFTBANK Corp. and a managing general partner of SOFTBANK Capital Partners LP, which are affiliates of SOFTBANK Capital Partners LLC, and Michael S. Perlis, one of our directors, is also managing partner of SOFTBANK Capital Partners LP.

In exchange for Rustic Canyon Partners forfeiting its right to designate one member to GSI’s board of directors on June 25, 2004, GSI’s board of directors approved the issuance to Rustic Canyon Partners of a warrant to purchase 12,500 shares of GSI’s common stock with a term of five years and an exercise price equal to the closing price of GSI’s common stock as reported on the Nasdaq National Market on the date immediately preceding the date of the approval of such issuance. Mark S. Menell, one of our directors, is a partner of Rustic Canyon Partners.

Liquidity and Capital Resources

Our principal source of liquidity is our cash, cash equivalents and marketable securities. Our cash, cash equivalents, short-term investments and marketable securities balances were $75.4 million as of the end of fiscal 2004 and $43.2 million as of the end of the first quarter of fiscal 2005.

Since our entry into the e-commerce business in 1999, we have primarily funded our operations with approximately $176.3 million in cash raised in equity financings. We also received an aggregate of $23.5 million in proceeds from the sales of our discontinued operations in fiscal 1999 and fiscal 2000 and $35.7 million in cash from the acquisition of Fogdog, Inc. in fiscal 2000. We used a portion of the cash from these transactions in connection with the exit from our discontinued operations and the balance for the working capital needs, to fund operating losses incurred prior to fiscal 2004 and general business purposes of our e-commerce business. We also used $7.1 million in cash in connection with our acquisition of Ashford.com, Inc. in March 2002 and received $1.0 million in cash and a secured note in the principal amount of $4.5 million in connection with our sale of certain assets of Ashford in December 2002 and March 2003. This note was repaid in full in August 2004.

We have incurred substantial costs to develop our e-commerce platform and to recruit, train and compensate personnel for our creative, engineering, business development, marketing, merchandising, customer service, management information systems and administrative departments. During the first quarter of fiscal 2005, we spent approximately $2.7 million on continued upgrades to our technology infrastructure.

We had working capital of $29.7 million as of the end of fiscal 2004 and $26.1 million as of the end of the first quarter of fiscal 2005, and an accumulated deficit of $177.3 million as of the end of fiscal 2004 and $178.9 million as of the end of the first quarter of fiscal 2005.

We used approximately $27.0 million in net cash for operating activities during the first quarter of fiscal 2005. Our principal sources of operating cash during the first quarter of fiscal 2005 were payments received from customers and fee-based partners, which generally approximate our net revenues from product sales and our service fee revenues, respectively. Our principal uses of operating cash during the first quarter of fiscal 2005 were cash paid to product suppliers, which generally approximates our cost of revenues from product sales, employee compensation and partner revenue share payments. Changes in our operating assets and liabilities during the first quarter of fiscal 2005 resulted in a net cash outflow of $28.2 million. The most significant changes were a decrease in accounts payable, accrued expenses and other, offset, in part, by an increase in accounts receivable compared to the end of fiscal 2004. The decrease in accounts payable, accrued expenses and other was due primarily to a decrease in trade accounts payable due primarily to lower inventory levels at the end of the first quarter of fiscal 2005 and a decrease in amounts owed to partners, which were related to increased sales volume in the fourth quarter of fiscal 2004. Our investing activities during the first quarter of fiscal 2005 consisted primarily of the purchase of $9.2 million and sale of $32.0 million of marketable securities. During the first quarter of fiscal 2005, we also incurred capital expenditures of $5.3 million. Our financing activities during the first quarter of fiscal 2005 consisted of the receipt of $1.2 million in gross proceeds from exercises of common stock options.

We used approximately $16.0 million in net cash for operating activities during the first quarter of fiscal 2004. Our principal sources of operating cash during the first quarter of fiscal 2004 were payments received from customers and fee-based partners, which generally approximate our net revenues from product sales and our service fee revenues, respectively. Our principal uses of operating cash during the first quarter of fiscal 2004 were cash paid to product suppliers, which generally approximates our cost of revenues from product sales, employee compensation and partner revenue share payments. Changes in our operating assets and liabilities during the first quarter of fiscal 2004 resulted in a net cash outflow of $15.2 million. The most significant changes were a decrease in accounts payable, accrued expenses and other and an increase in accounts receivable compared to the end of fiscal 2003. The decrease in accounts payable, accrued expenses and other was due primarily to a decrease in trade accounts payable due primarily to lower inventory levels at the end of the first quarter of fiscal 2004 and a decrease in amounts owed to partners, which were related to increased sales volume in the fourth quarter of fiscal 2003. The increase in accounts receivable was due primarily to decreases in our accounts receivable reserves. Our investing activities during the first quarter of fiscal 2004 consisted primarily of the purchase of $8.7 million and sale of $8.5 million of marketable securities. During the first quarter of fiscal 2004, we also incurred capital expenditures of $2.4 million. Our financing activities during the first quarter of fiscal 2004 consisted of the receipt of $0.9 million in gross proceeds from exercises of common stock options.

We currently intend to offer up to 1.5 million shares of our common stock and up to $50.0 million aggregate principal amount of our convertible notes due 2025 (not including up to an additional 232,763 shares of our common stock and $7.5 million aggregate principle amount of our convertible notes due 2025 to cover over-allotment options granted to the underwriters) in underwritten public offerings which are expected to be completed in the second quarter of 2005. The net proceeds of these offerings will be used for working capital and general corporate purposes, including possible acquisitions. If we are unable to complete these offerings as contemplated, or if we raise fewer net proceeds than we anticipate, or if our cash flows from operations are insufficient to fund our operations, then we may need to raise additional funds in future periods through public or private debt or equity financings or other arrangements to fund our operations. Failure to raise future capital when needed could seriously harm our business and operating results. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders would be reduced to the extent they did not participate in that financing. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

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

Although we recorded a profit in fiscal 2004, we incurred losses over the prior five fiscal years while operating our business. As of the end of the first quarter of fiscal 2005, we had an accumulated deficit of $178.9 million. We may not obtain an appropriate volume of purchases through our e-commerce platform, generate an appropriate amount of service fee revenue from our existing partners, add an appropriate amount of new partners to generate sufficient revenues or adequately control our expenses in order to achieve profitability. While we expect to be profitable in fiscal 2005, there can be no assurances that we will be able to achieve profitability.

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

In anticipation of increased sales activity during our fourth quarter, we incur additional expenses by hiring a significant number of temporary employees to supplement our permanent staff. Our fourth fiscal quarter has accounted for and is expected to continue to account for a disproportionate percentage of our total annual revenues. For each of fiscal 2004 and fiscal 2003 approximately 40% of our annual net revenues were generated in our fiscal fourth quarter. Since fiscal 1999, we have not generated net income in any fiscal quarter other than a fiscal fourth quarter. If our revenues are below seasonal expectations during the fourth fiscal quarter, our operating results could be below the expectations of securities analysts and investors. Due to the nature of our business, it is difficult to predict the seasonal pattern of our sales and the impact of this seasonality on our business and financial results. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel, customer service operations, fulfillment operations and shipment activities and may cause a shortfall in revenues compared to expenses in a given period.

In addition, if too many consumers access our partners’ e-commerce businesses within a short period of time due to increased holiday or other demand, we may experience system interruptions that make our partners’ e-commerce businesses unavailable or prevent us from transmitting orders to our fulfillment operations, which may reduce the volume of goods we sell as well as the attractiveness of our partners’ e-commerce businesses to consumers. In anticipation of increased sales activity during our fourth quarter, we and our partners increase our inventory levels. If we and our partners do not increase inventory levels for popular products in sufficient amounts or are unable to restock popular products in a timely manner, we and our partners may fail to meet customer demand which could reduce the attractiveness of our partners’ e-commerce businesses. Alternatively, if we overstock products, we may be required to take significant inventory markdowns or write-offs, which could reduce profits.

We have expanded into new categories and may expand into additional new categories in the future. If we do not successfully execute on the expansion of our operations into these new categories, our growth could be limited.

While we have operated in e-commerce since 1999, we did not expand beyond the sporting goods category until 2001. Today, our operations have expanded into categories including apparel, beauty, consumer electronics, entertainment and home. Each category in which we operate requires unique capabilities and increases the complexity of our business. If we are unable to generate sufficient revenue in a category, we may not be able to cover the incremental staffing and expenses required to support the unique capabilities required by that category. If we do not expand into new categories, there can be no assurance that we will do so successfully.

Consumers are constantly changing their buying preferences. If we fail to anticipate these changes and adjust our inventory accordingly, we could experience lower sales, higher inventory markdowns and lower margins for the inventory that we own.

Our success depends, in part, upon our ability and our partners’ ability to anticipate and respond to consumer trends with respect to products sold through the e-commerce businesses we operate. Consumers’ tastes are subject to frequent and significant changes. In order to be successful, we and our partners must accurately predict consumers’ tastes and avoid overstocking or understocking products. If we and our partners fail to identify and respond to changes in merchandising and consumer preferences, sales on our partners’ e-commerce businesses could suffer and we and our partners could be required to mark down unsold inventory. This would depress our profit margins. In addition, any failure to keep pace with changes in consumers’ tastes could result in lost opportunities which could reduce sales.

High merchandise returns or shrinkage rates could adversely affect our business, financial condition and results of operations.

We cannot be assured that inventory loss and theft, or “shrinkage” and merchandise returns will not increase in the future. If merchandise returns are significant, or our shrinkage rate increases, our revenues and costs of operations could be adversely affected.

Our growth depends, in part, on our ability to add and launch new partners on a timely basis and on favorable terms.

One of the principal components of our growth strategy is to add new partners. If we are unable to add our targeted number of new partners or if we are unable to add new partners on favorable terms, our growth may be limited. If we are unable to add and launch new partners within the time frames projected by us, we may not be able to achieve our targeted results in the expected periods. In addition, our ability to add new partners depends on the quality of the services we provide and our reputation. To the extent that we have difficulties with the quality of services we provide or have operational issues that adversely affect our reputation, it could adversely impact our ability to add new partners. Because competition for new partners is intense, we may not be able to add new partners on favorable terms, or at all.

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

The contracts with our partners establish complex relationships between our partners and us. We spend a significant amount of time and effort to maintain our relationships with our partners and address the issues that from time to time may arise from these complex relationships. For fiscal 2004, sales to customers through one of our partner’s e-commerce businesses accounted for 27% of our revenue, sales through another one of our partner’s e-commerce businesses accounted for 13% of our revenue and sales through our top five partners’ e-commerce businesses accounted for 62% of our revenue. For fiscal 2003, sales to customers through one of our partner’s e-commerce businesses accounted for 28% of our revenue, sales to customers through another one of our partner’s e-commerce businesses accounted for 17% of our revenue, and sales through our top five partners’ e-commerce businesses accounted for 70% of our revenue. Our partners could decide not to renew their agreements at the end of their respected terms. Additionally, if we do not perform as required under these agreements or if we breach these agreements, our partners could seek to terminate their agreements prior to the end of their respective terms or seek damages from us. Loss of our existing partners, particularly our major partners, could adversely affect our business, financial condition and results of operations.

We and our partners must develop and maintain relationships with key manufacturers to obtain a sufficient assortment and quantity of quality merchandise on acceptable commercial terms. If we or our partners are unable to do so, it could adversely affect our business, results of operations and financial condition.

For the e-commerce businesses for which we own inventory, we primarily purchase products from the manufacturers and distributors of the products. For the e-commerce businesses for which our partners own inventory, our partners typically purchase products from the manufacturers and distributors of products or source their own products. If we or our partners are unable to develop and maintain relationships with these manufacturers, distributors or sources we or our partners may be unable to obtain or continue to carry a sufficient assortment and quantity of quality merchandise on acceptable commercial terms and our partners’ e-commerce businesses and our business could be adversely impacted. We do not have written contracts with some of our suppliers. During the first quarter of fiscal 2005, we purchased 48.7% of the total amount of inventory we purchased from one manufacturer. In addition, during the first quarter of fiscal 2004, we purchased 36.9% of the total amount of inventory we purchased from the same manufacturer. While we have a contract with this manufacturer, this manufacturer and other manufacturers could stop selling products to us or our partners to remove their products or logos from our partners’ Web sites. If we or our partners are unable to obtain products directly from manufacturers, especially popular brand manufacturers, we or our partners may not be able to obtain the same or comparable merchandise in a timely manner or on acceptable commercial terms.

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

Although we operate our own fulfillment center, we rely upon multiple third parties for the shipment of our products. We also rely upon certain vendors to ship products directly to our consumers. As a result, we are subject to the risks associated with the ability of these vendors and other third parties to successfully and in a timely fulfill and ship customer orders. The failure of these vendors and other third parties to provide these services, or the termination or interruption of these services, could adversely affect the satisfaction of consumers, which could result in reduced sales by our partners’ e-commerce businesses.

Under some of our partner agreements, we maintain the inventory or our partners in our fulfillment centers. Our failure to properly handle and protect such inventory could adversely affect our relationship with our partners.

A disruption in our operations could materially and adversely affect our business, results of operations and financial condition.

Any disruption to our operations, including system, network, telecommunications, software or hardware failures, and any damage to our physical locations, could materially or adversely affect our business, results of operations and financial condition.

Our operations are subject to damage or interruption from:

•	fire, flood, hurricane, tornado, earthquake or other natural disasters;

•	power losses, interruptions or brown-outs;

•	Internet, telecommunications or data network failures;

•	physical and electronic break-ins or security breaches;

•	computer viruses;

•	acts of terrorism; and

•	other similar events.

In any of these events occur, it could result in interruptions, delays or cessations in service to customers of our partners’ e-commerce businesses and adversely impact our partners’ e-commerce businesses. These events could also prevent us from fulfilling orders for our partners’ e-commerce businesses. Our partners might seek significant compensation from us for their losses. Even if unsuccessful, this type of claim likely would be time consuming and costly for us to address and damaging to our reputation.

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

Developing our e-commerce platform, offering our partners’ e-commerce businesses and other proprietary technology entails significant technical and business risks. We may use new technologies ineffectively or fail to adapt our e-commerce platform, our partners’ e-commerce businesses and our technology to meet the requirements of partners and customers or emerging industry standards. Additionally, the vendors we use for our partners’ e-commerce businesses may not provide the level of service we expect or may not be able to provide their product or service to us on commercially reasonable terms, if at all.

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

We and/or our partners may be unable to protect our and their proprietary technology and intellectual property rights or keep up with that of our competitors.

Our success depends to a significant degree upon the protection of our intellectual property rights in the core technology and other components of our e-commerce platform including our software and other proprietary information, and material, and our ability to develop technologies that are as good as or better than our competitors. We may be unable to deter infringement or misappropriation of our software and other proprietary information and material, detect unauthorized use or take appropriate steps to enforce our intellectual property rights. In addition, the failure of our partners to protect their intellectual property rights, including their trademarks and domain names, could impair our operations. Our competitors could, without violating our intellectual property rights, develop technologies that are as good as or better than our technology. Protecting our intellectual property and other proprietary rights can be expensive. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and consequently harm our operating results. Our failure to protect our intellectual property rights in our software and other information and material or to develop technologies that are as good as or better than as our competitors’ could put us at a disadvantage to our competitors. These failures could have a material adverse effect on our business.

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

The market for the development and operation of e-commerce businesses is continuously evolving and is intensely competitive. Increased competition could result in fewer successful opportunities to partner, price reductions, reduced gross margins and loss of market share, any of which could seriously harm our business, results of operations and financial condition. We primarily compete with companies that can offer a full range of e-commerce services similar to the services we provide through our e-commerce platform, such as the Services Division of Amazon, Digital River, Commerce5, Foot Locker (principally in the sporting goods category) and ValueVision Media. We also compete with companies that provide some components of an e-commerce solution similar to those that we offer through our e-commerce platform, including Web site developers, third-party consultants and third-party fulfillment and customer service providers. In addition, we compete with companies that provide components of an e-commerce solution that allow others to develop and operate their e-commerce business in-house. We also compete with online and offline businesses of a variety of retailers and manufacturers in our targeted categories.

Many of our current and potential competitors have longer operating histories, larger customer base, greater brand recognition and significantly greater financial, marketing and other resources than we have. They may be able to secure merchandise from vendors on more favorable terms and may be able to adopt more aggressive pricing policies. They may also receive investments from or enter into other commercial relationships with large, well-established companies with greater financial resources. Competitors in both the retail and e-commerce services industries also may be able to devote more resources to technology development and marketing than we do.

We currently do not offer e-commerce services outside of the United States and Canada. Some of our competitors offer international e-commerce services and our existing and potential partners may find these competitors more attractive for that reason.

Competition in the e-commerce industry may intensify. Other companies in the retail and e-commerce service industries may enter into a business combinations or alliances that strengthen their competitive positions. Additionally, there are relatively low barriers to entry into the e-commerce market. As various Internet market segments obtain large, loyal customer bases, participants in those segments may expand into the market segments in which we operate. In addition, new and expanded Web technologies may further intensify the competitive nature of online retail. The nature of the Internet as an electronic marketplace facilitates competitive entry and comparison shopping and renders it inherently more competitive than conventional retailing formats. This increased competition may reduce our sales, our ability to operate profitably, or both.

We may be subject to product liability claims that could be costly and time-consuming.

We sell products manufactured by third parties, some of which may be defective. We also sell some products that are manufactured by third parties for us. If any product that we sell were to cause physical injury or injury to property, the injured party or parties could bring claims against us as the retailer or manufacturer of the product. These claims may not be covered by our insurance and, even if they are, our insurance coverage may not be adequate to cover every claim that could be asserted. Similarly, we could be subject to claims that customers of our partners’ e-commerce businesses were harmed due to their reliance on our product information, product selection guides, advice or instructions. If a successful claim were brought against us in excess of our insurance coverage, it could adversely affect our business. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our business.

We may be liable if third parties misappropriate our customers’ personal information. Additionally, we are limited in our ability to use and disclose customer information.

Any security breach could expose us to risks of loss, litigation and liability and could seriously disrupt our operations. If third parties are able to penetrate our network or telecommunications security or otherwise misappropriate our customers’ personal information or credit card information or if we give third parties improper access to our customers’ personal information or credit card information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. They could also include claims for other misuses of personal information, including unauthorized marketing purposes. These claims could result in litigation. Liability for misappropriation of this information could be significant. In addition, the Federal Trade Commission and state agencies regularly investigate various companies’ use of customers’ personal information. We could incur additional expenses if new regulations regarding the security or use of personal information are introduced or if government agencies investigate our privacy practices

Credit card fraud and other fraud could adversely affect our business.

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

We are subject to the same federal, state and local laws applicable to businesses in general and to e-commerce specifically. Due to the increasing growth and popularity of the Internet and e-commerce, many laws and regulations relating to the Internet and online retailing are proposed and considered at the federal, state and local levels. These laws and regulations could cover issues such as taxation, pricing, content, distribution, quality and delivery of products and services, electronic contracts, intellectual property rights, user privacy and information security.

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

•	the need to develop new supplier and manufacturer relationships, particularly because major manufacturers may require that our international operations deal with local distributors;

•	compliance with international legal and regulatory requirements and tariffs;

•	managing fluctuations in currency exchange rates;

•	difficulties in staffing and managing foreign operations;

•	greater difficulty in accounts receivable collection;

•	potential adverse tax consequences;

•	uncertain political and economic climates;

•	potential higher incidence of fraud;

•	price controls or other restrictions on foreign currency; and

•	difficulties in obtaining export and import licenses and compliance with applicable export controls.

Any negative impact from our international business efforts could negatively impact our business, operating results and financial condition as a whole. In addition, gains and losses on the conversion of foreign payments into U. S. dollars may contribute to fluctuations in our results of operations and fluctuating exchange rates could cause reduced revenues and/or gross margins from non-dollar-denominated international sales.

In addition, if we expand internationally, we may face additional competition challenges. Local companies may have a substantial competitive advantage because their greater understanding of, and focus on, the local customer. In addition, governments in foreign jurisdictions may regulate e-commerce or other online services in such areas of content, privacy, network security, copyright, encryption, taxation, or distribution. We also may not be able to hire, train, motivate and manage the required personnel, which may limit our growth in international market segments.

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

We may be unable to hire and retain skilled technical, operations, merchandising, sales, marketing, and business management personnel which could limit our growth.

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

Pursuant to our amended and restated certificate of incorporation and under Delaware law, our directors are not liable to us or our stockholders for monetary damages for breach of fiduciary duty, except for liability for breach of a director’s duty of loyalty, acts or omissions by a director not in good faith or which involve intentional misconduct or a knowing violation of law, dividend payments or stock repurchases that are unlawful under Delaware law or any transaction in which a director has derived an improper personal benefit. In addition, we have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us to indemnify each director and executive officer for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts, incurred by any such person in any action or proceeding, including any action by us or in our right, arising out of the person’s services as one of our directors or executive officers. The costs associated with such actions requiring indemnification under these agreements could be harmful to our business.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders and partners could lose confidence in our financial reporting, which could harm our business, the trading price of our common stock and our ability to retain our current partners and obtain new partners.

Beginning in early 2004, we began a process to document and evaluate our internal controls over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. In this regard, management has been dedicating internal resources, has engaged outside consultants and had adopted a detailed work plan to (i) assess and document the adequacy of internal controls over financial reporting, (ii) take steps to improve control processes, where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. If we fail to correct any issues in the design or operating effectiveness of internal controls over financial reporting or fail to prevent fraud, current and potential stockholders and partners could lose confidence in our financial reporting, which could harm our business, the trading price of our common stock and our ability to retain our current partners and obtain new partners.

A change in accounting standards for employee stock options is expected to have a material impact on our consolidated results of operations and earnings per share.

In December 2004, the Financial Accounting Standards Board, or FASB, issued Financial Accounting Standards Board Statement No. 123R “Share-Based Payment,” or FAS 123R. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements bases on their fair values. In addition, FAS 123R will cause unrecognized expense related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. In April 2005, the SEC delayed the initial adoption of 123R from interim periods that begin after June 15, 2005, to annual periods. We are continuing to evaluate the requirements of FAS 123R and expect that we will record substantial non cash compensation expense. The adoption of FAS 123R is not expected to have a significant effect on our financial condition or cash flows but is expected to have a material impact on our consolidated results of operations and earnings per share.

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

Factors that may cause our operating results to fluctuate or harm our business include but are not limited to the following:

•	our ability to obtain new partners or to retain existing partners;

•	the performance of one or more of our partner’s e-commerce businesses;

•	our and our partners’ ability to obtain new consumers at a reasonable cost or encourage repeat purchases;

•	the number of visitors to the e-commerce businesses operated by us or our ability to convert these visitors into customers;

•	our and our partners’ ability to offer an appealing mix of products or to sell products that we purchase;

•	our ability to adequately maintain, upgrade our partners’ e-commerce businesses or the technology and systems we use to process customers’ orders and payments;

•	the timing and costs of upgrades and developments of our system and infrastructure;

•	the ability of our competitors to offer new or superior e-commerce businesses, services or products;

•	price competition that results in lower profit margins or losses;

•	the seasonality of our business, especially the importance of our fiscal fourth quarter to our business;

•	our inability to obtain or develop specific products or brands or unwillingness of vendors to sell their products to us;

•	unanticipated fluctuations in the amount of consumer spending on various products that we sell, which tend to be discretionary spending items;

•	the cost of advertising and the amount of free shipping promotions we offer;

•	increases in the amount and timing of operating costs and capital expenditures relating to expansion of our operations;

•	our inability to manage our shipping costs on a profitable basis or unexpected increases in shipping costs or delivery times, particularly during the holiday season;

•	inflation or prices of fuel and gasoline and other raw materials that impact our costs;

•	technical difficulties, system security breaches, system downtime or Internet slowdowns;

•	our inability to manage inventory levels or control inventory shrinkage;

•	our inability to manage fulfillment operations or provide adequate levels of customer service or our inability to forecast the proper staffing levels in fulfillment and customer service;

•	an increase in the level of our product returns or our inability to effectively process returns;

•	government regulations related to the Internet or e-commerce which could increase the costs associated with operating our businesses, including requiring the collection of sales tax on all purchases through the e-commerce businesses we operate; and

•	unfavorable economic conditions in general or specific to the Internet or e-commerce, which could reduce demand for the products sold through our partners’ e-commerce businesses.

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

As of May 2, 2005, Michael G. Rubin, our chairman, co-president and chief executive officer, beneficially owned 19.5%, entities affiliated with SOFTBANK Capital Partners LP, SOFTBANK Capital LP and SOFTBANK Capital Advisor Fund LP, or SOFTBANK, beneficially owned 20.7%, and entities affiliated with QVC beneficially owned 20.2% of our outstanding common stock, including warrants and options to purchase common stock, which are exercisable on or before July 1, 2005. If they decide to act together, any two of Mr. Rubin, SOFTBANK, and QVC would be in a position to exercise considerable control, and all three would be in a position to exercise complete control, over most matters requiring stockholder approval, including the election or removal of directors, approval of significant corporate transactions and the ability generally to direct our affairs. Furthermore, pursuant to the stock purchase agreements, SOFTBANK and QVC each have the right to designate up to two members of our board of directors. This concentration of ownership and SOFTBANK’s and QVC’s right to designate members to our board of directors may have the effect of delaying or preventing a change in control of us, including transactions in which stockholders might otherwise receive a premium over prevailing market prices for our common stock. See “Management – Right to Designate Directors.” Furthermore, Mr. Rubin has entered into voting agreements with each of SOFTBANK and QVC, and SOFTBANK and QVC have entered into voting agreements with each other. The parties to these voting agreements have agreed to support the election of the directors designated by each of the other parties. See “Management – Voting Agreements.”

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

In addition, we are subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, restricts certain transactions and business combinations between a corporation and a stockholder owning 15% or more of the corporation’ s outstanding voting stock for a period of three years from the date the stockholder becomes a 15% stockholder. In addition to discouraging a third party from seeking to acquire control of us, the foregoing provisions could impair the ability of existing stockholders to remove and replace our management and/or our board of directors.

Because many investors consider a change of control a desirable path to liquidity, delaying or preventing a change in control of our company may reduce the number of investors interested in our common stock, which could depress our stock price.

See “- We are controlled by certain principal stockholders.”

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in market risk for the quarter ended April 2, 2005. See the information set forth in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 2, 2005 filed with the SEC on March 17, 2005, as amended by Form 10-K/A Amendment No. 1 filed with the SEC on May 2, 2005 and further amended by Form 10-K/A Amendment No. 2 filed with the SEC on May 6, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation, as of April 2, 2005, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e).

Based on this evaluation, our chief executive officer and our chief financial officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to us during the period when our periodic reports are being prepared.

Changes in internal control over financial reporting. We monitor and evaluate on an ongoing basis our internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, we modify and refine our internal processes and controls as conditions warrant. As required by Rule 13a-15(d), our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended April 2, 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are involved in various litigation incidental to our current and discontinued businesses, including alleged infringement of intellectual property rights of third parties, contractual claims and claims relating to the manner in which goods are sold through our e-commerce platform.

While we sold certain assets of Ashford.com, Inc. in December 2002, Ashford.com continues to be a party to certain litigation that was commenced prior to our acquisition of Ashford.com in March 2002. Since July 11, 2001, several stockholder class action complaints have been filed in the United States District Court of the Southern District of New York against Ashford.com, several of Ashford.com’s officers and directors, and various underwriters of Ashford.com’s initial public offering. The purported class actions have all been brought on behalf of purchasers of Ashford.com common stock during various periods beginning on September 22, 1999, the date of Ashford.com’s initial public offering. The plaintiffs allege that Ashford.com’s prospectus, included in Ashford.com’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, certain fees and commissions collected by the underwriters or arrangements designed to inflate the price of the common stock. The plaintiffs further allege that because of these purchases, Ashford.com’s post-initial public offering stock price was artificially inflated. As a result of the alleged omissions in the prospectus and the purported inflation of the stock price, the plaintiffs claim violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. The complaints have been consolidated into a single action, and the consolidated cases against Ashford.com have been consolidated with similarly consolidated cases filed against 308 other issuer defendants for the purposes of pretrial proceedings. The claims against Ashford.com’s officers and directors were dismissed in exchange for tolling agreements which permit the refiling of claims against officers and directors at a later date. A motion to dismiss filed on behalf of all issuer defendants, including Ashford.com, was denied in all aspects relevant to Ashford.com on February 19, 2003. Ashford.com and its insurers have entered into a memorandum of understanding regarding terms for settlement of this suit. Under the settlement, plaintiffs’ claims against Ashford.com and other issuers will be dismissed in exchange for certain consideration from the issuers’ insurers and for the issuers’ assignment to plaintiffs of certain potential claims against the underwriters of the relevant initial public offerings. Formal documentation of the settlement contemplated by the memorandum of understanding is complete and the Judge presiding over this matter has preliminarily approved the settlement. In the event that a settlement is not finalized, we believe that Ashford.com has defenses against these actions.

In September 2003, we learned that we, along with several of our partners, were named in an action in the Circuit Court of Cook County, Illinois, by a private litigant who is alleging that we, along with certain of our partners, wrongfully failed to collect and remit sales and use taxes for sales of personal property to customers in Illinois and knowingly created records and statements falsely stating we were not required to collect or remit such taxes. The complaint seeks injunctive relief, unpaid taxes, interest, attorneys’ fees, civil penalties of up to $10,000 per violation, and treble damages under the Illinois Whistleblower Reward and Protection Act. We are aware that this same private litigant has filed similar actions against retailers in other states, and it may be possible that we and/or our partners may have been or may be named in similar cases in other states. We do not believe that we are liable under existing laws and regulations for any failure to collect sales or other taxes relating to internet sales and intend to vigorously defend ourselves in this matter.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

3.1	Amended and Restated Bylaws (filed with GSI Commerce, Inc.’s Current Report on Form 8-K on March 11, 2005 and incorporated herein by reference)

10.1	Form of Option Agreement Issued to Executive Officers Under the GSI Commerce, Inc. 1996 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Current Report on Form 8-K on March 11, 2005 and incorporated herein by reference)

10.2	Form of Option Agreement Issued to Directors Under the GSI Commerce, Inc. 1996 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Current Report on Form 8-K on March 11, 2005 and incorporated herein by reference)

10.3	Form of Restricted Stock Award Under the GSI Commerce, Inc. 1996 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Current Report on Form 8-K on March 11, 2005 and incorporated herein by reference)

10.4	Form of Deferred Stock Award Under the GSI Commerce, Inc. 1996 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Current Report on Form 8-K on March 11, 2005 and incorporated herein by reference)

10.5	Offer Letter, dated January 31, 2005, between GSI Commerce, Inc. and Stephen J. Gold (filed with GSI Commerce, Inc.’s Current Report on Form 8-K on February 2, 2005 and incorporated herein by reference)

10.6	Letter Agreement, January 10, 2005, between GSI Commerce, Inc. and Joseph N. Seibert (filed with GSI Commerce, Inc.’s Current Report on Form 8-K on January 31, 2005 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

GSI COMMERCE, INC.

By:	/s/ MICHAEL G. RUBIN
Michael G. Rubin Chairman, Co-President & Chief Executive Officer (principal executive officer)

By:	/s/ JORDAN M. COPLAND
Jordan M. Copland Executive Vice President & Chief Financial Officer (principal financial officer & principal accounting officer)
Date:	May 11, 2005