Form 10-Q
period 2005-07-02
GSI COMMERCE INC
filed 2005-08-11
CIK 828750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JULY 2, 2005.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 5, 2005:

Common Stock, $.01 par value	44,142,100
(Title of each class)	(Number of shares)

FORM 10-Q

FOR THE QUARTER ENDED JULY 2, 2005

Our fiscal year ends on the Saturday nearest the last day of December. Accordingly, references to fiscal 1999, fiscal 2000, fiscal 2001, fiscal 2002, fiscal 2003, fiscal 2004, and fiscal 2005 refer to the years ended January 1, 2000, December 30, 2000, December 29, 2001, December 28, 2002, January 3, 2004, January 1, 2005 and the year ending December 31, 2005.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	January 1, 2005	July 2, 2005
ASSETS
Current assets:
Cash and cash equivalents	$20,064	$23,483
Marketable securities	55,359	94,006
Accounts receivable, net of allowance of $408 and $291	14,908	11,143
Inventory	37,773	33,108
Prepaid expenses and other current assets	2,382	3,141

Total current assets	130,486	164,881

Property and equipment, net	74,286	79,262
Goodwill	13,453	13,453
Other equity investments	2,847	5,108
Other assets, net of accumulated amortization of $4,416 and $5,640	10,824	12,107

Total assets	$231,896	$274,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,762	$26,332
Accrued expenses and other	31,691	25,779
Deferrred revenue	9,370	7,447
Current portion - long-term debt and other	971	600

Total current liabilities	100,794	60,158

Convertible notes	—	57,500
Long-term debt and other	13,564	13,257

Total liabilities	114,358	130,915

Commitments and contingencies (see note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, 4,990,000 shares authorized; 0 shares issued and outstanding as of January 1, 2005 and July 2, 2005.	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 41,584,061 and 43,919,755 shares issued as of January 1, 2005 and July 2, 2005, respectively; 41,582,851 and 43,919,552 shares outstanding as January 1, 2005 and July 2, 2005, respectively	416	439
Additional paid in capital	294,495	323,811
Accumulated other comprehensive (loss) income	(104)	1,368
Accumulated deficit	(177,269)	(181,722)

Total stockholders’ equity	117,538	143,896

Total liabilities and stockholders’ equity	$231,896	$274,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2004	July 2, 2005	July 3, 2004	July 2, 2005
Revenues:
Net revenues from product sales	$53,131	$75,158	$110,009	$151,810
Service fee revenues	11,558	16,488	20,948	31,194

Net revenues	64,689	91,646	130,957	183,004
Cost of revenues from product sales	39,564	57,046	81,072	114,672

Gross profit	25,125	34,600	49,885	68,332

Operating expenses:
Sales and marketing, exclusive of $195, $934, $690 and $1,124 reported below as stock-based compensation expense	16,787	21,288	34,236	42,199
Product development, exclusive of $(47), $253, $2 and $223 reported below as stock-based compensation expense	4,498	6,436	8,981	13,025
General and administrative, exclusive of $5, $561, $88 and $171 reported below as stock-based compensation expense	4,375	4,519	8,295	9,744
Stock-based compensation	153	1,748	780	1,518
Depreciation and amortization	2,646	3,617	5,245	6,739

Total operating expenses	28,459	37,608	57,537	73,225

Other (income) expense:
Other (income) expense	2	(169)	3	(268)
Interest expense	54	413	54	646
Interest income	(244)	(475)	(535)	(818)

Total other (income) expense	(188)	(231)	(478)	(440)

Net income (loss)	$(3,146)	$(2,777)	$(7,174)	$(4,453)

Earnings (loss) per share- basic and diluted:
Net income (loss)	$(0.08)	$(0.07)	$(0.18)	$(0.11)

Weighted average shares outstanding - basic and diluted	40,991	42,551	40,930	42,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

(Unaudited)

	Six Months Ended
	July 3, 2004	July 2, 2005
	(as restated see Note 17)
Cash Flows from Operating Activities:
Net loss	$(7,174)	$(4,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,245	6,739
Stock-based compensation	780	1,518
Gain on exchange of note receivable	(6)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,385)	3,765
Inventory	879	4,665
Prepaid expenses and other current assets	346	(759)
Notes receivable	32	—
Other assets, net	(182)	99
Accounts payable and accrued expenses and other	(6,656)	(38,337)
Deferred revenue	(3,229)	(1,923)

Net cash used in operating activities	(12,350)	(28,686)

Cash Flows from Investing Activities:
Acquisition of property and equipment, net	(23,658)	(11,702)
Payments received on notes receivable	826	—
Deferred cost in other	—	(572)
Cash paid for equity investment	—	(136)
Purchases of marketable securities	(17,308)	(81,728)
Sales of marketable securities	15,105	43,000

Net cash used in investing activities	(25,035)	(51,138)

Cash Flows from Financing Activities
Proceeds from convertible notes	—	57,500
Debt issuance costs paid		(2,563)
Repayments of loan	—	(339)
Repayments of capital lease obligations	—	(268)
Proceeds from mortgage note	13,000	—
Repayments of mortgage note	—	(71)
Proceeds from sales of common stock	—	28,204
Equity issuance costs paid		(1,825)
Proceeds from exercise of common stock options	1,052	2,605

Net cash provided by financing activities	14,052	83,243

Net (decrease) increase in cash and cash equivalents	(23,333)	3,419
Cash and cash equivalents, beginning of period	38,808	20,064

Cash and cash equivalents, end of period	$15,475	$23,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

GSI Commerce, Inc. (“GSI” or the “Company”), a Delaware corporation, is a leading provider of e-commerce solutions that enable retailers, branded manufacturers, entertainment companies and professional sports organizations to operate e-commerce businesses. The Company began its e-commerce business in 1999 and initially targeted the sporting goods category. Since fiscal 2001, the Company expanded into six additional categories: apparel, health and beauty, consumer electronics, entertainment, home, and jewelry and luxury items. The Company provides solutions for its partners through its integrated e-commerce platform, which is comprised of three components — core technology, supporting infrastructure and partner services. Through the Company’s integrated e-commerce platform, it provides Web site administration, Web infrastructure and hosting, business intelligence, an e-commerce engine, order management, fulfillment, drop shipping, customer service, buying, creative design, Web site usability, testing and enhancements, channel integration, business-to-business (B-to-B) services, content development and imaging, e-commerce strategy, online marketing and customer relationship management (CRM). The Company derives virtually all of its revenues from sales of products by the Company through its partners’ e-commerce businesses and service fees earned by the Company in connection with the development and operation of its partners’ e-commerce businesses.

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

This quarterly report should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements presented in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 17, 2005, as amended by Form 10-K/Amendment No.1 filed with the SEC on May 2, 2005 and further amended by Form 10-K/Amendment No. 2 filed with the SEC on May 6, 2005.

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

Fair Values: The estimated fair value amounts presented in these consolidated financial statements have been determined by the Company using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Such fair value estimates are based on pertinent information available to management as of January 1, 2005 and July 2, 2005, and have not been comprehensively revalued for purposes of these consolidated financial statements since such dates.

Cash and Cash Equivalents: The Company considers all highly liquid investments with maturities at date of purchase of three months or less to be cash equivalents. The carrying value of cash equivalents approximates their current market value.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

Marketable Securities: Marketable securities, which consist of investments in various debt securities, are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded as a component of stockholders’ equity. The Company does not intend to hold its marketable securities for more than one year from the most recent balance sheet date and has therefore classified them as a current asset. All investments with original maturities of greater than 90 days are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company determines the appropriate classification at the time of purchase. At January 1, 2005, and July 2, 2005, the Company held $39,700 and $55,840, respectively, of investments in auction rate securities classified as available-for-sale. Investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which reset approximately every 30 to 45 days. Despite the long-term nature of their stated contractual maturities, there is a ready liquid market for these securities based on the interest reset mechanism. As a result, there are no cumulative gross realized or unrealized holding gains or (losses) from our auction rate securities. All income generated from these marketable securities was recorded as interest income. As of January 1, 2005, the Company recorded net unrealized losses on its marketable securities, other than auction rate securities, of $104. As of July 2, 2005, the Company recorded net unrealized losses on its marketable securities, other than auction rate securities, of $184. Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income or loss.

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

Property and Equipment: Property and equipment are stated at cost, net of accumulated depreciation. Costs incurred to develop internal-use computer software during the application development stage, including those relating to developing partners’ Web sites, generally are capitalized. Costs of enhancements to internal-use computer software are also capitalized, provided that these enhancements result in additional functionality. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are generally:

•	Three years for office equipment;

•	Three to four years for computer hardware and software;

•	Seven years for furniture and fulfillment center equipment;

•	The lesser of fifteen years or lease term for leasehold improvements;

•	Fifteen years for building improvements; and

•	Thirty years for buildings

Upon retirement or other disposition of these assets, the cost and related accumulated depreciation is removed from the accounts and the resulting gain or loss, if any, is recognized as a gain or loss on disposition of the assets in other income/expense. Expenditures for maintenance and repairs are expensed as incurred.

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

Other Equity Investments: Other equity investments consist of 824,594 shares of Odimo Incorporated (“Odimo”) common stock, which was converted from Series C and Series D preferred stock when Odimo completed an initial public offering through the issuance of 3,125,000 shares of its common stock in February 2005. The Company accounts for the investment in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Prior to the initial public offering, the original cost of the Company’s investment was determined based on the fair value of the investment at the time of its acquisition. At the time, an observable market price did not exist for non-marketable securities. In order to determine the fair value of the investment in Odimo, the Company obtained an independent, third-party valuation. The valuation incorporated a variety of methodologies to estimate fair value, including comparing the security with securities of publicly traded companies in similar lines of business, applying price multiples to estimated future operating results for Odimo and estimating discounted cash flows. Factors affecting the valuation included restrictions on control and marketability of Odimo’s equity securities and other information available to the Company, such as the Company’s knowledge of the industry and knowledge of specific information about Odimo. Using this valuation, the Company determined the estimated fair value of the investment to be approximately $2,847 as of January 1, 2005. During the first quarter of 2005, the Company exercised warrants related to Odimo for $136, which represented 119,272 shares of common stock. The fair value of the Odimo investment as of July 2, 2005 was $4,535, which was determined by the current market price of the common stock of Odimo on July 2, 2005. This resulted in an unrealized gain of $1,552 for the six-month period ended July 2, 2005, which is recorded in accumulated other comprehensive (loss) income as a component of stockholders equity.

Other Assets, Net: Other assets, net consists primarily of deferred partner revenue share charges, resulting from the exercise of a right to receive 1,600,000 shares of the Company’s common stock in lieu of future cash partner revenue share payments. Deferred partner revenue share charges were $10,097 as of January 1, 2005 and $8,934 for the six-month period ended July 2, 2005, and are being amortized as stock-based compensation expense as the partner revenue share expense is incurred. The partner revenue share expense incurred is based on actual revenues recognized in a given period and the imputed partner revenue share percentage, which is based on the value of the Company’s common stock that was issued upon exercise of the right. Stock-based compensation expense related to the amortization of deferred partner revenue share charges was $332 and $692 for the three- and six-month periods ended July 3, 2004, and $675 and $1,163 for the three- and six-month periods ended July 2, 2005.

In addition, other assets include the underwriter’s discount and debt issuance costs of $2,520 as of July 2, 2005, relating to the June 1, 2005 public offering of $57,500 aggregate principal amount of 3% convertible unsecured obligations due June 1, 2025. The underwriter’s discount and debt issuance costs are being amortized using the straight-line method which approximates the effective interest method. Total amortization related to the underwriter’s discount and debt issuance costs was $43 for the three-month period ended July 2, 2005.

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

Net Revenues from Product Sales: Net revenues from product sales are derived from the sale of products by the Company through our partners’ e-commerce businesses. Net revenues from product sales are net of allowances for returns and discounts and include outbound shipping charges and other product related services such as gift wrapping and monogramming.

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

Sales and Marketing: Sales and marketing expenses include fulfillment costs, customer service costs, credit card fees, net partner revenue share charges, net advertising and promotional expenses incurred by us on behalf of the Company’s partners’ e-commerce businesses, and payroll related to the buying, business management and marketing functions of the company. Net partner revenue share charges are royalty payments made to the Company’s partners in exchange for the use of their brands, the promotion of its partners’ URLs, Web sites and toll-free telephone numbers in their marketing and communications materials, the implementation of programs to provide incentives to customers to shop through the e-commerce businesses that the Company operates for its partners and other programs and services provided to the customers of the e-commerce businesses that the Company operates for its partners, net of amounts reimbursed to the Company by its partners. Net advertising and promotional expenses include promotional free shipping and subsidized shipping and handling costs and are net of amounts reimbursed to the Company by its partners. Partner revenue share charges were $2,323 and $5,328 for the three- and six-month periods ended July 3, 2004, and $2,687 and $4,493 for the three- and six-month periods ended July 2, 2005.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

The Company defines shipping and handling costs as only those costs incurred for a third-party shipper to transport products to the customer and these costs are included in cost of revenues from product sales. In some instances, shipping and handling costs exceed shipping charges to the customer and are subsidized by the Company. Additionally, the Company selectively offers promotional free shipping whereby it ships merchandise to customers free of all shipping and handling charges. The cost of promotional free shipping and subsidized shipping and handling was $473 and $1,176 for the three-and six-month periods ended July 3, 2004, and $954 and $1,826 for the three- and six-month periods ended July 2, 2005, and was charged to sales and marketing expense.

The Company defines fulfillment costs as personnel, occupancy and other costs associated with its Kentucky fulfillment center, personnel and other costs associated with its logistical support and vendor operations departments and third-party warehouse and fulfillment services costs. Fulfillment costs were $4,731 and $9,695 for the three- and six-month periods ended July 3, 2004, and $6,224 and $13,000 for the three- and six-month period ended July 2, 2005, and are included in sales and marketing expense.

The Company expenses the cost of advertising, which includes online marketing fees, media, agency and production expenses, in accordance with the AICPA Accounting Standards Executive Committee’s Statement of Position (“SOP”) 93-7, “Reporting on Advertising Costs.” Advertising production costs are expensed the first time the advertisement runs. Online marketing fees and media (television, radio and print) placement costs are expensed in the month the advertising appears. Agency fees are expensed as incurred. Advertising costs were $1,627 and $2,855 for the three- and six-month period ended July 3, 2004, and $1,864 and $3,737 for the three- and six-month period ended July 2, 2005, and are included in sales and marketing expenses.

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

Stock-Based Compensation: SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company accounts for stock-based compensation for stock options and warrants issued to non-employees in accordance with SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF No. 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees.” Accordingly, compensation expense for stock options and warrants issued to non-employees are measured using a Black-Scholes multiple option pricing model that takes into account significant assumptions as to the expected life of the option or warrant, the expected volatility of the Company’s common stock and the risk-free interest rate over the expected life of the option or warrant. Compensation expense for restricted stock awards is recorded on a straight-line method over the vesting period.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

The following table illustrates the pro forma net loss and loss per share for the three- and six-month periods ended July 3, 2004 and July 2, 2005 as if compensation expense for stock options issued to employees had been determined consistent with SFAS No. 123:

	Three Months Ended		Six Months Ended
	July 3, 2004	July 2, 2005	July 3, 2004	July 2, 2005
Net loss, as reported	$(3,146)	$(2,777)	$(7,174)	$(4,453)
Add: Stock-based compensation expense included in reported net loss	(246)	1,064	14	355
Deduct: Total stock-based compensation determined under fair value based method for all stock option awards	(1,396)	(5,047)	(2,748)	(6,373)

Pro forma net loss	$(4,788)	$(6,760)	$(9,908)	$(10,471)

Loss per share - basic and diluted:
Net loss per share, as reported	$(0.08)	$(0.07)	$(0.18)	$(0.11)

Pro forma net loss per share	$(0.12)	$(0.16)	$(0.24)	$(0.25)

Stock-based compensation expense related to the amortization of deferred partner revenue share charges was $332 and $692 for the three- and six-month periods ended July 3, 2004, and $675 and $1,163 for the three- and six-month periods ended July 2, 2005.

Income Taxes: The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The impact on deferred taxes from changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, is reflected in the consolidated financial statements in the period of enactment. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs an Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in ARB No. 43 Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43 Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. SFAS No. 151 is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facility. The Company anticipates that adoption of SFAS No. 151 will have no significant impact on the Company’s financial position or results of operations.

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

In December 2004, the FASB issued Financial Accounting Standards Board Statement No. 123R “Share-Based Payment”, or FAS 123R, which replaces Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation”, or FAS 123, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB 25. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In addition, FAS 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. In April 2005, the SEC announced that it would delay the initial adoption of FAS 123R from interim periods that begin after June 15, 2005, to annual periods beginning after June 15, 2005. Under FAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The Company is evaluating the requirements of FAS 123R and it expects that the adoption of FAS 123R will have a material impact on its consolidated results of operations and earnings per share.

In June 2005, the FASB, issued FSP FAS 150-5, “Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable.” This FSP clarifies that freestanding warrants and other similar instruments on shares that are redeemable should be accounted for as liabilities under Statement 150 regardless of the timing of the redemption feature or price. The guidance in this FSP shall be applied to the first reporting period beginning after June 30, 2005. The Company is evaluating the requirements of FSP FAS 150-5 and it expects that the adoption of FSP FAS 150-5 will not have a material impact on its financial position, consolidated results of operations and earnings per share.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

NOTE 3—MARKETABLE SECURITIES

Marketable securities, at estimated fair value, consist of the following:

	January 1, 2005
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities	$39,700	$—	$39,700
Corporate bonds	5,963	(41)	5,922
U.S. government agency securities	9,800	(63)	9,737

	$55,463	$(104)	$55,359

	July 2, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities	$55,840	$—	$—	$55,840
Corporate bonds	20,092	2	(77)	20,017
U.S. government agency securities	18,258	—	(109)	18,149

	$94,190	$2	$(186)	$94,006

The fair value of marketable securities with loss positions was $15,659 as of January 1, 2005 and $35,624 as of July 2, 2005, and the gross unrealized losses on these marketable securities were $104 as of January 1, 2005 and $186 as of July 2, 2005. The Company considered the nature of these marketable securities, which are primarily U.S. government agency securities, the amount of the impairments relative to the carrying value of the related investments and the duration of the impairments, which are all less than twelve months, and concluded that the impairments were not other than temporary.

The amortized cost and estimated fair value of investments in debt securities as of July 2, 2005, by contractual maturity, are as follows:

	Amortized Cost	Estimated Fair Value
Due within one year	$34,384	$34,298
Due after one year through five years	51,116	51,018
Due after five years through ten years	—	—
Due after ten years	8,690	8,690

	$94,190	$94,006

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

The major classes of property and equipment, at cost, as of January 1, 2005 and July 2, 2005 are as follows:

	January 1, 2005	July 2, 2005
Computer hardware and software	$51,841	$58,644
Building and building improvements	39,751	40,888
Furniture, warehouse and office equipment	10,550	11,204
Land	7,663	7,663
Leasehold improvements	529	564
Capitalized lease	1,692	1,692
Construction in progress	387	3,329

	112,413	123,984
Less: Accumulated depreciation	(38,127)	(44,722)

Property and equipment, net	$74,286	$79,262

NOTE 5—LEASES

Capital Leases

During the third quarter of fiscal 2004, the Company entered into capital leases for computer hardware and software. As of July 2, 2005, the leases had an aggregate outstanding balance of $983, with $453 classified as current. The Company’s net investment in these capital leases as of July 2, 2005 was $1,371, which is included in property and equipment. Interest expense recorded on the capital leases for the three- and six-month period ended July 2, 2005 was $21 and $45.

Operating Leases

The Company leases its Melbourne, FL customer contact center, as well as its Shepherdsville, KY fulfillment center and certain fixed assets under noncancellable operating leases. Rent expense under operating lease agreements was $364 and $695 for the three- and six-month periods ended July 3, 2004, and $553 and $1,143 for the three- and six-month period ended July 2, 2005.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

NOTE 6—CHANGES IN STOCKHOLDERS’ EQUITY

The following table summarizes the changes in stockholders’ equity for the year ended January 1, 2005 and the six-months ended July 2, 2005:

						Accumulated

	Common Stock		Additional Paid in Capital	Accumulated	Comprehensive	Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Dollars		Deficit	(Loss) Income		Shares	Dollars	Total
Consolidated balance at January 3, 2004	40,781	$408	$287,571	$(177,609)		$—	1	$—	$110,370

Net income				340	$340				340
Net unrealized losses on available- for-sale securities					(104)	(104)			(104)

Comprehensive income					$236

Issuance of options to purchase common stock in exchange for services			1,859						1,859
Issuance of common stock upon exercise of options and warrants	803	8	5,065						5,073

Consolidated balance at January 1, 2005	41,584	$416	$294,495	$(177,269)		$(104)	1	$—	$117,538
Net loss				(4,453)	(4,453)				(4,453)
Net unrealized losses on available- for-sale securities					(80)	(80)			(80)
Unrealized gain on equity investments in Odimo recorded at fair value (See Note 2)					1,552	1,552			1,552

Comprehensive loss					$(2,981)

Issuance of options to purchase common stock in exchange for services			355						355
Issuance of common stock during public offering	1,962	19	28,185						28,204
Issuance costs related to the common stock public offering			(1,825)						(1,825)
Issuance of common stock upon exercise of options	374	4	2,601				(1)		2,605

Consolidated balance at July, 2 2005	43,920	$439	$323,811	$(181,722)		$1,368	—	$—	$143,896

In June 2005, the Company completed the sale of approximately 1.9 million common shares related to the Company’s public offering, which raised approximately $26,380 in net proceeds, which the Company will use for working capital and general corporate purposes, including possible acquisitions.

NOTE 7—STOCK OPTIONS, WARRANTS AND STOCK AWARDS

The Company maintains incentive and non-incentive stock option plans for certain employees, directors and other persons (the “Plans”). Under the terms of the Plans, the Company is authorized to grant incentive and non-incentive options, restricted stock and unrestricted stock awards and restricted stock units a maximum of 11,500,000 shares of common stock. The options and restricted stock awards granted under the Plans generally vest at various times over periods ranging up to five years and have terms of up to ten years after the date of grant, unless the optionee leaves the employ of or ceases to provide services to the Company. Stock appreciation rights (“SARs”) may be granted under the Plans either alone or in tandem with stock options. No SARs have been granted to date under the Plans.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

The following table summarizes the stock option activity for the three-month periods ended July 3, 2004 and July 2, 2005:

	Three Months Ended
	July 3, 2004		July 2, 2005
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of period	6,401	$8.28	5,813	$8.62
Granted	385	9.40	1,178	13.75
Exercised	(37)	4.00	(255)	6.97
Cancelled	(227)	8.97	(52)	10.79

Outstanding, end of period	6,522	$8.35	6,684	$9.58

Exercisable, end of period	4,008	$8.00	5,363	$9.61

During the three-month period ended July 2, 2005, the Company granted to employees options to purchase an aggregate of 1,177,750 shares of the Company’s common stock at prices ranging from $13.46 to $16.75 per share and restricted stock units to purchase an aggregate of 133,027 shares of the Company’s common stock. The weighted average fair value and the weighted average exercise price of the options granted with exercise prices at the then-current market prices of the underlying stock during the three-month period ended July 2, 2005 was $4.16 and $13.75 per share, respectively. For the three- and six-month periods ended July 2, 2005, the Company recorded stock-based compensation expense of $1,073 and $355, respectively, relating to options and restricted stock.

During the three-month period ended July 3, 2004, the Company granted to employees options to purchase an aggregate of 384,750 shares of the Company’s common stock at prices ranging from $8.51 to $10.89 per share. The weighted average fair value and the weighted average exercise price of the options granted with exercise prices at the then-current market prices of the underlying stock during the three-month period ended July 3, 2004 was $5.88 and $9.40 per share, respectively. For the three-and six-month periods ended July 3, 2004, the Company recorded $268 and $1 reductions in stock-based compensation expense, respectively, relating to options and restricted stock.

The following table summarizes the warrant activity for the three-month periods ended July 3, 2004 and July 2, 2005:

	Three Months Ended
	July 3, 2004		July 2, 2005
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of period	803	$7.68	815	$7.71
Granted	12	9.31	—	—
Exercised	—	—	—	—
Cancelled	—	—	—	—

Outstanding, end of period	815	$7.71	815	$7.71

Exercisable, end of period	615	$9.40	615	$9.40

No warrants were granted or issued by the Company during the three- and six-month periods ended July 2, 2005.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

The following table summarizes information regarding options and warrants outstanding and exercisable as of July 2, 2005:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00-$6.20	2,546	4.96	$4.80	2,200	$5.06
$6.38-$10.00	2,586	7.34	9.09	1,620	8.76
$10.87-$24.69	2,367	7.85	14.63	2,158	14.83

$1.00-$24.69	7,499	6.69	$9.38	5,978	$9.59

As of July 2, 2005, 1,944,202 shares of common stock were available for future grants under the Plans.

The fair value of options granted under the Plans during the three-month periods ended July 3, 2004 and July 2, 2005 were estimated on the date of grant using the Black-Scholes multiple option pricing model, with the following weighted average assumptions:

Assumption	July 3, 2004	July 2, 2005
Dividend yield	None	None
Expected volatility	96.00%	57.25%
Average risk free interest rate	3.35%	3.76%
Average expected lives	3.30 years	1.58 years

NOTE 8— NET LOSS PER SHARE

Basic earnings (loss) per share for all periods have been computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic and diluted loss per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Potential common shares from outstanding common stock options and warrants, and convertible notes have been excluded from the calculation of diluted losses per share because their effect would be anti-dilutive.

The amounts used in calculating loss per share data are as follows:

	Three Months Ended		Six Months Ended
	July 3, 2004	July 2, 2005	July 3, 2004	July 2, 2005
Net loss	$(3,146)	$(2,777)	$(7,174)	$(4,453)

Weighted average shares outstanding - basic and diluted	40,991	42,551	40,930	42,106

Outstanding common stock options having no dilutive effect	6,522	6,684	6,522	6,684

Outstanding common stock warrants having no dilutive effect	815	815	815	815

Convertible shares having no dilutive effect	—	3,229	—	3,229

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

NOTE 9 — COMPREHENSIVE INCOME (LOSS):

The following table summarizes the components of comprehensive income (loss):

	Three Months Ended		Six Months Ended
	July 3, 2004	July 2, 2005	July 3, 2004	July 2, 2005
Net loss	$(3,146)	$(2,777)	$(7,174)	$(4,453)

Other comprehensive loss:
Net unrealized losses on available-for-sale securities	(72)	(31)	(97)	(80)
Unrealized (loss) gain on equity investment in Odimo recorded at fair value	—	(668)	—	1,552

Other comprehensive loss	(72)	(699)	(97)	1,472

Comprehensive loss	$(3,218)	$(3,476)	$(7,271)	$(2,981)

NOTE 10—SIGNIFICANT TRANSACTIONS/CONCENTRATIONS OF CREDIT RISK

The Company had $12,397 as of January 1, 2005 and $12,928 as of July 2, 2005, of operating cash and $63,026 as of January 1, 2005 and $104,561 as of July 2, 2005 of cash equivalents and marketable securities invested with three financial institutions, which are potentially subject to credit risk. The composition of these investments is regularly monitored by management of the Company.

NOTE 11—MAJOR SUPPLIERS/ECONOMIC DEPENDENCY

During the three-month period ended July 2, 2005, the Company purchased inventory from one supplier amounting to $24,576 or 49.3% of total inventory purchased. During the six-month period ended July 2, 2005, the Company purchased inventory from one supplier amounting to $49,289 or 49.0% of total inventory purchased.

During the three-month period ended July 3, 2004, the Company purchased inventory from one supplier amounting to $12,820 or 37.2% of total inventory purchased. During the six-month period ended July 3, 2004, the Company purchased inventory from one supplier amounting to $25,251 or 37.1% of total inventory purchased.

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

Acquisitions

On May 25, 2005 the Company announced it entered into a definitive agreement to acquire control of privately-held Aspherio, S.L., a Barcelona, Spain-based provider of outsourced e-commerce solutions. Effective July 6, 2005, the Company has obtained a usufruct (a right that is irrevocable during its term and that conveys the voting and economic rights to the underlying shares without transferring title to the shares) right over the shares representing 51% of the participations in Aspherio, S.L. The Company is working strategically with Aspherio to offer its international e-commerce capabilities to the Company’s existing partners and prospects. The Company will consolidate the third quarter results of Aspherio, S.L., showing the remaining 49% within minority interest. Under the terms of the agreement, subject to the satisfaction of certain conditions, the Company also has the right to acquire all of the outstanding shares of Aspherio, S.L. If consummated, the purchase price for the acquisition of control and for the acquisition of the shares of Aspherio would be approximately $4.0 million plus an earn-out based on performance of the Aspherio business. Of the $4.0 million, $2.7 million would be paid in cash and $1.3 million would be paid in cash or the Company’s common stock, at the Company’s election. Subject to the satisfaction of certain conditions, the acquisition is expected to close in late 2005 or early 2006. The Company does not expect that the acquisition would have a material impact on its financial results for fiscal year 2005 or 2006.

Advertising and Media Agreements

As of July 2, 2005, the Company was contractually committed for the purchase of future advertising totaling approximately $3 through the fiscal year ending December 31, 2005. The expense related to these commitments will be recognized in accordance with the Company’s accounting policy related to advertising (see Note 2).

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

Partner Revenue Share Payments

As of July 2, 2005 and subject to the satisfaction of certain conditions, the Company was contractually committed to future minimum cash revenue share payments as follows:

Fiscal Year-Ended	Partner Revenue Share Payments
2005	$3,304
2006	3,654
2007	4,500
2008	4,850
2009	5,150
Thereafter	2,650

Total conditional future minimum cash revenue share payments	$24,108

NOTE 13—SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Six Months Ended
	July 3, 2004	July 2, 2005
Cash paid during the period for interest	$54	$464

Noncash Investing and Financing Activities:
Receipt of shares of, and warrants to purchase, Odimo’s Series C preferred stock in connection with a conversion of principal due under a note	688	—
Exchange of a portion of a promissory note in connection with a conversion of principal due under the note	(682)	—
Unrealized gain on equity investment of Odimo recorded at fair value	—	1,552
Net unrealized losses on available-for-sale securities	(97)	(80)

NOTE 14—BUSINESS SEGMENTS

The Company operates in one principal business segment. The Company provides e-commerce solutions that enable retailers, branded manufacturers, entertainment companies and professional sports organizations to operate e-commerce businesses. The Company provides solutions for its partners through its integrated e-commerce platform, which is comprised of three components — core technology, supporting infrastructure and partner services. Through the Company’s integrated e-commerce platform, it provides Web site administration, Web infrastructure and hosting, business intelligence, an e-commerce engine, order management, fulfillment, drop shipping, customer service, buying, creative design, Web site usability, testing and enhancements, channel integration, business-to-business (B-to-B) services, content development and imaging, e-commerce strategy, online marketing and customer relationship management (CRM). The Company currently derives virtually all of its revenues from the sales of products by the Company through its partners’ e-commerce businesses and service fees earned by the Company in connection with the development and operation of its partner’s e-commerce businesses. The Company also derives revenue from fixed and variable fees earned in connection with the development and operation of partners’ e-commerce businesses and the provision of marketing and other services. All of the Company’s net revenues and operating results are in the United States and Canada. Net revenues and operating results in Canada are not significant. All of the Company’s identifiable assets are in the United States.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

NOTE 15—RELATED PARTY TRANSACTIONS

In the fiscal years-ended December 30, 2000 and December 29, 2001, Interactive Technology Holdings, LLC, a joint venture of Comcast Corporation and QVC, Inc., acquired 10,797,900 shares of the Company’s common stock and warrants to purchase 300,000 shares of the Company’s common stock, which accounted for approximately 26.0% of the Company’s outstanding common stock as of January 1, 2005. On January 31, 2005, ITH effected a distribution of all of its assets, including shares of GSI common stock, to entities affiliated with Comcast and QVC. As of July 2, 2005, QVC beneficially owned approximately 19.3% of our outstanding common stock. M. Jeffrey Branman, one of our directors, was the President of Interactive Technology Services, which served as financial advisor to ITH through its dissolution. Mr. Branman is no longer affiliated with ITH, Interactive Technology Services or QVC.

In the fiscal year-ended 2000, the Company entered into a website development and distribution agreement with iQVC, a division of QVC, Inc., pursuant to which the Company provides technology, procurement and fulfillment services for QVC, including selling sporting goods, recreational and/or fitness related equipment and related products, apparel and footwear to QVC for resale through the QVC Web site. The Company recognized net revenues on sales to this related party for the three- and six-month periods ended July 3, 2004 of $238 and $571, and for the three- and six-month periods ended July 2, 2005 of $113 and $511 under this Web site development and distribution agreement. The terms of these sales are comparable to those with other business-to-business partners of the Company. As of July 2, 2005, the amount included in accounts receivable net was $34 related to these sales.

In the fiscal year ended January 3, 2004, the Company entered into a service agreement with QVC pursuant to which QVC provided shipping services to the Company in exchange for fees. The fees charged to the Company by QVC were determined through arms-length negotiations. The Company incurred fees of $264 and $583 for the three- and six-month period ended July 3, 2004, of which $250 and $557 related directly to products shipped and was charged to cost of revenues from product sales and $14 and $26 related to professional services provided and was charged to sales and marketing expense. This agreement terminated effective April 3, 2005. The Company incurred fees of $26 for the six-month period ended July 2, 2005, of which $13 related directly to products shipped and was charged to cost of revenues from product sales and $13 related to professional services provided and was charged to sales and marketing expense. All fees were incurred in the first quarter due to the termination of the agreement.

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

NOTE 16—LONG-TERM DEBT AND OTHER

On June 1, 2005, the Company completed a public offering of $57.5 million aggregate principal amount of 3% convertible unsecured notes due June 1, 2025, raising net proceeds of approximately $55.0 million, net of approximately $2.5 million of underwriter’s discount and debt issuance costs. The underwriter’s discount and debt issuance costs are being amortized using the straight-line method which approximates the effective interest method. The convertible unsecured notes bear interest at 3%, payable semi-annually on June 1 and December 1, beginning December 1, 2005.

Holders may convert the notes into shares of the Company’s common stock at a conversion rate of 56.1545 shares per $1,000 principal amount of notes (representing a conversion price of approximately $17.81 per share), subject to adjustment, on or prior to the close of business on the business day immediately preceding May 1, 2010. Holders may convert only if (i) the trading price of the notes for a defined period is less than 103% of the product of the closing sale price of the Company common stock and the conversion rate or (ii) the Company elects to make certain distributions of assets or securities to all holders of common stock. Upon conversion, the Company will have the right to deliver, in lieu of shares of the Company’s common stock, cash or a combination of cash and shares of the Company’s common stock, which is at the Company’s election. At any time prior to maturity date the Company may irrevocably elect to satisfy the Company’s conversion obligation with respect to the principal amount of the notes to be converted with a combination of cash and shares of the Company’s common stock, which is at the Company’s election. If holders elect to convert their notes in connection with a fundamental change (any transaction or event, as defined and further described in the Indenture, whereby more than 50% of the Company’s common stock is exchanged, converted and/or acquired) that occurs on or prior to June 1, 2010, the Company is required to deliver shares of the Company’s common stock, cash or a combination of cash and shares of the Company’s common stock, which is at the Company’s election, inclusive of a make whole adjustment that could result in up to 11.23 additional shares issued per $1,000 principal amount of notes. This make whole adjustment is based on the sale price of the Company’s common stock.

At any time on or after June 6, 2010, the Company may redeem any of the notes for cash at a redemption price of 100% of their principal amount, plus accrued and unpaid interest, if any, up to but excluding the redemption date. Holders may require the Company to repurchase the notes at a repurchase price equal to 100% of their principal amount plus accrued and unpaid interest, if any, on June 1 of 2010, 2015, and 2020, or at any time prior to maturity upon the occurrence of a designated event.

The following table summarizes the Company’s long-term debt and other long-term liabilities as of January 1, 2005 and July 2, 2005:

	January 1, 2005	July 2, 2005
Convertible notes	$—	$57,500
Note payable	12,945	12,874
Capital lease obligation	1,590	983

	14,535	71,357
Less: Current portion of note payable	(142)	(147)
Less: Current portion of capital lease obligation	(829)	(453)

Total convertible notes and long-term debt and other	$13,564	$70,757

NOTE 17—RESTATEMENT OF THE CONSOLIDATED STATEMENT OF CASH FLOWS

Subsequent to the issuance of the consolidated financial statements for the year ended January 1, 2005, the Company determined that the Company’s investments in auction rate securities should have been classified as marketable securities within current assets. Previously, such investments had been classified as cash and cash equivalents. Accordingly, the Company restated the classification to report these investments as marketable securities for the six-month period ended July 3, 2004, to reflect the gross purchases and sales of these investments as investing activities rather than as a component of cash and cash equivalents. The restatement had no impact on previously reported total current assets, total assets, working capital position, results of operations or cash flows from operating activities.

The following table presents a summary of the significant effects of the restatement:

	Consolidated Statement of Cash Flows
	As Previously Reported	Adjustments	As Restated
Six-Month Period Ended July 3, 2004
Purchases of marketable securities	(6,058)	(11,250)	(17,308)
Sales of marketable securities	2,605	12,500	15,105
Net cash used in investing activities	(26,285)	1,250	(25,035)
Net decrease in cash and cash equivalents	(24,583)	1,250	(23,333)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “plan”, “will”, “would”, “should”, “guidance”, “potential”, “continue”, “project”, “forecast”, “confident”, “prospects”, and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industries and markets in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, the impact of 123R, consumer spending, the financial markets and the industries in which we and our partners operate, changes affecting the Internet and e-commerce, our ability to develop and maintain relationships with strategic partners and suppliers and the timing of our establishment or extension or termination of our relationships with strategic partners, our ability to timely and successfully develop, maintain and protect our technology and product and service offerings and execute operationally, our ability to attract and retain qualified personnel, our ability to successfully integrate our acquisitions of other businesses, if any, and the performance of acquired businesses. More information about potential factors that could affect us are described under the heading of “Risk Factors.” We expressly disclaim any intent or obligation to update these forward-looking statements, except as otherwise specifically stated by us.

Overview and Executive Summary

•	We are a leading provider of e-commerce solutions that enables retailers, branded manufacturers, entertainment companies and professional sports organizations to operate e-commerce businesses. We provide solutions for our partners through our integrated e-commerce platform, which is comprised of three components: core technology, supporting infrastructure and partner services. Through our platform, we provide Web site administration, Web infrastructure and hosting, business intelligence, an e-commerce engine, order management, fulfillment, drop shipment, customer service, buying, creative design, Web site usability, testing and enhancement services, channel integration, business-to-business (B-to-B) services, content development and imaging, e-commerce strategy, online marketing and customer relationship management (CRM).

•	We offer what we believe is a comprehensive and compelling value proposition that includes the provision of expertise and infrastructure to enable our partners to grow their e-commerce businesses and to use their e-commerce businesses as a channel to complement and enhance their offline businesses. We have built and continue to develop expertise in integrated online technology, marketing and retailing, which we deliver across a shared technology, supporting infrastructure and partner services platform. We continually add new services and functions to our platforms. As part of our continuing efforts to add value to our platform, we evaluate opportunities to acquire complimentary or new businesses or assets.

•	Generally, we launch the website of a new partner within three to six months after entering into a contract with such new partner. During the period in which we are planning and developing a new partner’s Web site, we incur development and launch expenses without any accompanying revenues. We anticipate that new Web sites typically will contribute to our income from operations in their first full year of operation.

•	We derive virtually all of our revenues from sales of products by us through our partners’ e-commerce businesses and service fees earned by us in connection with the development and operation of our partners’ e-commerce businesses. Our revenue growth in the first six months of fiscal 2005 as compared to the first six months of fiscal 2004 was due to an increase in revenues of $41.8 million from product sales in both our sporting goods and other categories, as well as an increase of $10.2 million in service fee revenues. These increases were driven primarily by our existing partners as well as the launch of new partners in fiscal 2004, which contributed to increased sales in the first six months of fiscal 2005.

•	Our gross profit increased $18.4 million in the first six months of fiscal 2005 as compared to the first six months of fiscal 2004 as a result of sales growth in new and existing partners. The gross margin decrease from 26.3% to 24.5%, which was a result of a shift in sales mix from sporting goods to consumer electronics, which carry a lower gross margin than product sales of sporting goods. We specifically do not record cost of service fee revenue. The cost of sales of the merchandise on which we earn service fees are costs incurred by our service-fee partners because they are the owners and sellers of the merchandise. Accordingly, our gross margin on service revenues is 100%. Our gross margin on products has typically been impacted by the mix of products sold between our sporting goods and other categories as well as within our sporting goods category.

•	Operating expenses increased from $57.5 million in the first six months of fiscal 2004 to $73.2 million in the first six months of fiscal 2005, primarily as a result of increased expenses in payroll and related costs to support the growth of our business.

•	On May 25, 2005, we entered into a definitive agreement to acquire control of privately-held Aspherio, S.L., a Barcelona, Spain-based provider of outsourced solutions. Effective July 6, 2005, we obtained a usufruct (a right that is irrevocable during its term and that conveys the voting and economic rights to the underlying shares without transferring title to the shares) right over the shares representing 51% of the participations in Aspherio, S.L. Under the terms of the agreement, subject to the satisfaction of certain conditions, we also have the right to acquire all of the outstanding shares of Aspherio, S.L. If consummated, the purchase price for the acquisition of control and for the acquisition of the shares of Aspherio would be approximately $4.0 million plus an earn-out based on performance of the Aspherio business. Of the $4.0 million, $2.7 million would be paid in cash and $1.3 million would be paid in cash or our common stock, at the our election. Subject to the satisfaction of certain conditions, the acquisition is expected to close in late 2005 or early 2006. We do not expect that the acquisition to have a material impact on our financial results for fiscal year 2005 or 2006.

•	On June 1, 2005, we raised approximately $80 million of net proceeds through the concurrent sale of 1.8 million common shares and $57.5 million aggregate principal amount of 3% convertible notes due 2025. We will use the net proceeds for working capital and general corporate purposes, including possible acquisitions.

Results of Operations

Comparison of the three and six-month periods ended July 3, 2004 and July 2, 2005

Net Revenues

We derive virtually all of our revenues from sales of product by us through our partners’ e-commerce businesses and service fees earned by us in connection with the development and operation of our partners’ e-commerce businesses. The following tables show net revenues by source for the second quarter of fiscal 2004 and the second quarter of fiscal 2005, the first six months of fiscal 2004 and the first six months of fiscal 2005, the percentages that such revenues bear to total net revenues and the period over period changes in net revenues.

Three-month period ended July 3, 2004 and July 2, 2005:

	Second Fiscal Qtr. 2004		Second Fiscal Qtr. 2005		Second Fiscal Qtr. 2005 vs Second Fiscal Qtr. 2004
	$	%	$	%	$	%
Net revenues from product sales - sporting goods	$33.6	51.9%	$41.9	45.7%	$8.3	24.7%
Net revenues from product sales - other	19.5	30.2%	33.3	36.3%	13.8	70.8%

Net revenue from product sales	53.1	82.1%	75.2	82.0%	22.1	41.6%
Service fee revenue	11.6	17.9%	16.5	18.0%	4.9	42.2%

Net Revenues	$64.7	100%	$91.7	100%	$27.0	41.7%

Net Revenues from Product Sales. Net revenues from product sales are derived from the sale of products by us through our partners’ e-commerce businesses. Net revenues from product sales are net of allowances for returns and discounts and include outbound shipping charges and other product related services such as gift wrapping and monogramming.

Net revenues from product sales increased $22.1 million in the second quarter of fiscal 2005 primarily due to the growth of our existing partners. Of this increase, $8.3 million was due to an increase in sales in our sporting goods category and $13.8 million was due to an increase in sales in our other product category, which primarily includes consumer electronics.

Service Fee Revenue. Service fee revenues are derived from service fees earned in connection with the development and operation of our partners’ e-commerce businesses. Service fees primarily consist of variable fees based on the value of merchandise sold or gross profit generated through our partners’ e-commerce businesses. To a lesser extent, service fees include fixed periodic payments by partners for the development and operation of their e-commerce businesses and fees related to the provision or marketing, design, development and other services.

Service fee revenues increased $4.9 million for the second quarter of 2005, due primarily to the launch of new fee-based partners in fiscal 2004 and 2005 and growth in existing partners.

Six-month period ended July 3, 2004 and July 2, 2005:

	First Six Months Fiscal 2004		First Six Months Fiscal 2005		First Six Months Fiscal 2004 vs First Six Months Fiscal 2004
	$	%	$	%	$	%
Net revenues from product sales - sporting goods	$67.1	51.3%	$81.7	44.7%	$14.6	21.8%
Net revenues from product sales - other	42.9	32.7%	70.1	38.3%	27.2	63.4%

Net revenue from product sales	110.0	84.0%	151.8	83.0%	41.8	38.0%
Service fee revenue	21.0	16.0%	31.2	17.0%	10.2	48.6%

Net Revenues	$131.0	100.0%	$183.0	100.0%	$52.0	39.7%

Net Revenues from Product Sales. Net revenues from product sales increased $41.8 million for the first six months of fiscal 2005 primarily due to the growth of our existing partners. Of this increase, $14.6 million was due to an increase in sales in our sporting goods category and $27.2 million was due to an increase in sales in our other product category, which primarily includes consumer electronics.

Service Fee Revenue. Service fee revenues increased $10.2 million for the first six months of fiscal 2005, due primarily to the launch of new fee-based partners in fiscal 2004 and 2005 and growth in existing partners.

Cost of Revenues

Cost of revenues consists of cost of revenues from product sales and cost of service fee revenues. Cost of revenues from product sales include the cost of products sold and inbound freight related to those products, as well as outbound shipping and handling costs, other than those related to promotional free shipping and subsidized shipping and handling which are included in sales and marketing expense. We specifically do not record cost of service fee revenue. The cost of the sales of the merchandise on which we earn service fees are incurred by our service-fee partners because they are the owners and sellers of the merchandise. The following tables show cost of revenues for the second quarter of fiscal 2004 and second quarter of fiscal 2005, the first six months of fiscal 2004 and the first six months of fiscal 2005, the percentages that such costs bear to total net revenues and the period over period changes in cost of revenues.

Three-month period ended July 3, 2004 and July 2, 2005:

	Second Fiscal Qtr. 2004		Second Fiscal Qtr. 2005		Second Fiscal Qtr. 2005 vs Second Fiscal Qtr. 2004
	$	%	$	%	$	%
Cost of revenue from product sales	$39.6	61.2%	$57.1	62.2%	$17.5	44.2%

As a percentage of net revenues, cost of revenues increased from 61.2% in second quarter of fiscal 2004 to 62.2% in second quarter of fiscal 2005. The increase in cost of revenues was primarily due to more product sales in the other category, which is primarily consumer electronics, which carry a lower gross margin or higher cost of revenue compared to product sales of sporting goods. Cost of revenues from product sales as a percentage of net revenues from product sales increased from approximately 74.5% in second quarter of fiscal 2004 to approximately 75.9% in second quarter of fiscal 2005.

Six-month period ended July 3, 2004 and July 2, 2005:

	First Six Months Fiscal 2004		First Six Months Fiscal 2005		First Six Months Fiscal 2004 vs First Six Months Fiscal 2004
	$	%	$	%	$	%
Cost of revenue from product sales	$81.1	61.9%	$114.7	62.7%	$33.6	41.4%

As a percentage of net revenues, cost of revenues increased from 61.9% in the first six months of fiscal 2004 to 62.7% in the first six months of fiscal 2005. The change in cost of revenues as a percentage of net revenues resulted from more product sales in the other category, which is primarily consumer electronics, which carry a lower gross margin or higher cost of revenue compared to product sales of sporting goods. Cost of revenues from product sales as a percentage of net revenues from product sales increased from approximately 73.7% in the first six months of fiscal 2004 to approximately 75.6% in the first six months of fiscal 2005.

Gross Profit

Gross profit consists of gross profit from product sales and gross profit from service fees. Because we do not record cost of service fee revenues, net revenues from service fees and gross profit from service fees are the same. The following tables show gross profit for the first quarter of fiscal 2004 and the first quarter of fiscal 2005, the first six months of fiscal 2004 and the first six months of fiscal 2005, the percentages that such gross profit bears to product sales, service fees and total net revenues and the period over period changes in gross profit.

Three-month period ended July 3, 2004 and July 2, 2005:

	Second Fiscal Qtr 2004				Second Fiscal Qtr 2005				Second Fiscal Qtr. 2005 vs Second Fiscal Qtr. 2004
	$	% of Product Sales	% of Service Fees	% of Net Revenue	$	% of Product Sales	% of Service Fees	% of Net Revenue	$ Change	% Change
Gross profit from product sales	$13.6	25.6%	—		$18.1	24.1%	—		$4.5	33.1%
Gross profit from service fees	11.5	—	100%		16.5	—	100%		5.0	42.2%

Gross profit	$25.1			38.8%	$34.6			37.8%	$9.5	37.3%

The increase in gross profit for the second quarter of fiscal 2005 was due to a $5.0 million increase in service fee revenues and a $4.5 million increase in gross profit from product sales primarily of our existing partners. The decrease in gross profit as a percentage of net revenues in second quarter of fiscal 2005 was largely driven by greater than planned product sales in the other category, which is primarily consumer electronics, which carry a lower gross margin than product sales of sporting goods. Gross profit from product sales represented 54.2% of total gross profit in second quarter of fiscal 2004 and 52.3% in second quarter of fiscal 2005. Gross profit from service fee revenues represented 45.8% of total gross profit in second quarter of fiscal 2004 and 47.7% in second quarter of fiscal 2005. The gross profit on product sales decreased from 25.6% in second quarter of fiscal 2004 to 24.1% in second quarter of fiscal 2005 due primarily to a shift in sales from sporting goods to consumer electronics.

Six-month period ended July 3, 2004 and July 2, 2005:

	First Six Months Fiscal 2004				First Six Months Fiscal 2005				First Six Months Fiscal 2005 vs First Six Months Fiscal 2004
	$	% of Product Sales	% of Service Fees	% of Net Revenue	$	% of Product Sales	% of Service Fees	% of Net Revenue	$ Change	% Change
Gross profit from product sales	$28.9	26.3%	—		$37.1	24.4%	—		$8.2	28.4%
Gross profit from service fees	21.0	—	100%		31.2	—	100%		10.2	48.6%

Gross profit	$49.9			38.1%	$68.3			37.3%	$18.4	36.9%

The increase in gross profit for the first six months of fiscal 2005 was due to a $10.2 million increase in service fee revenues and an $8.2 million increase in gross profit from product sales primarily of our existing partners. The decrease in gross profit as a percentage of net revenues in first six months of fiscal 2005 was largely driven by greater than planned product sales in the other category, which is primarily consumer electronics, which carry a lower gross margin than product sales of sporting goods. Gross profit from product sales represented 58.0% of total gross profit in six months of fiscal 2004 and 54.3% in first six months of fiscal 2005. Gross profit from service fee revenues represented 42.0% of total gross profit in first six months of fiscal 2004 and 45.7% in first six months of fiscal 2005. The gross profit on product sales decreased from 26.3% in first six months of fiscal 2004 to 24.4% in first six months of fiscal 2005 due primarily to a shift in sales from sporting goods to consumer electronics.

Operating Expenses

Operating expenses primarily consist of sales and marketing expenses, product development expenses, general and administrative expenses, stock-based compensation expense and depreciation and amortization expenses. The following tables show operating expenses for second quarter of fiscal 2004 and the second quarter of fiscal 2005, the first six months of fiscal 2004 and the first six months of fiscal 2005, the percentages that such expenses bear to net revenues and the period over period changes in operating expenses.

Three-month period ended July 3, 2004 and July 2, 2005:

	Second Fiscal Qtr 2004		Second Fiscal Qtr 2005		Second Fiscal Qtr 2005 vs Second Fiscal Qtr 2004
	$	%	$	%	$ Change	% Change
Sales and marketing expenses	$16.8	25.9%	$21.3	23.2%	$4.5	26.8%
Product development expenses	4.5	7.0%	6.4	7.0%	1.9	42.2%
General and administrative expenses	4.3	6.8%	4.5	4.9%	0.2	4.7%
Stock-based compensation expense	0.2	0.2%	1.7	1.9%	1.5	750.0%
Depreciation and amortization expenses	2.6	4.1%	3.7	4.0%	1.1	42.3%

Total operating expenses	$28.4	44.0%	$37.6	41.0%	$9.2	32.4%

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

Sales and marketing expenses increased $4.5 million in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 primarily due to a $1.1 million increase in credit card fees, a $0.9 million increase in payroll and related costs principally in our fulfillment operations, a $0.5 million increase in subsidized shipping costs due to increased promotional shipping activity, a $0.4 million increase in occupancy costs related to the opening of a second fulfillment facility in the third quarter of 2004, and a $1.6 million increase in other variable expenses primarily caused by higher sales volumes in the second quarter of fiscal 2005.

Product Development Expenses. Product development expenses consist primarily of expenses associated with planning, maintaining and operating our partners’ e-commerce businesses and payroll and related expenses for engineering, production, creative and management information systems.

Product development expenses increased $1.9 million in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 primarily due to a $1.6 million increase in staffing and related costs, and a $0.3 million increase in communication, web hosting and equipment maintenance costs. The increases in these costs were necessary to support new partner launches, deliver enhanced functionality for our partners’ e-commerce businesses and continue to improve the capacity, stability and security of our e-commerce platform.

General and Administrative Expenses. General and administrative expenses consist primarily of payroll and related expenses for executive, finance, human resources, legal and administrative personnel, as well as bad debt expense and occupancy costs for our headquarters and other offices.

General and administrative expenses increased $0.2 million from the second quarter of fiscal 2005 as compared to second quarter of fiscal 2004 primarily due to a $0.7 million increase due to investments in payroll and related costs to support the growth of our business, which was partially offset by a $0.3 million in administrative costs in fiscal 2004 that we did not incur in fiscal 2005 and a $0.2 million reduction in other general and administrative expenses.

Stock-Based Compensation. Stock-based compensation expense consists of the amortization of deferred compensation expense for options and awards granted to employees and certain non-employees, including options subject to variable accounting (the expense for which may fluctuate from period to period based on the closing market price of our stock), the value of options or warrants granted to certain partners and investors and amortization of deferred partner revenue share charges. Deferred partner revenue share charges, which are included in other assets, relate to a partner’s exercise of a right to receive shares of our common stock in lieu of future cash revenue share payments.

Stock-based compensation expense increased $1.5 million for the second quarter of fiscal 2005 compared to the second quarter of 2004 primarily due to a $0.8 million increase in the amortization of deferred compensation expense relating to options subject to variable accounting, a $0.5 million increase in expense relating to stock awards, a $0.1 million decrease in expense relating to options for non-employees, as well as a $0.3 million increase in deferred partner revenue share charges resulting from higher product sales from the partner’s e-commerce business. As of the end of second quarter of fiscal 2005, we had an aggregate of $1.0 million of deferred stock-based compensation remaining to be amortized. We had stock-based compensation expense related to the amortization of deferred partner revenue share charges of $0.3 million for the second quarter of fiscal 2004 and $0.7 million for second quarter of fiscal 2005.

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

Depreciation and amortization expenses increased $1.1 million for the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 primarily due to additional assets to build, manage and operate our business, offset in part, by certain previously purchased assets becoming fully depreciated in fiscal 2004.

Six-month period ended July 3, 2004 and July 2, 2005:

	First Six Months Fiscal 2004		First Six Months Fiscal 2005		First Six Months Fiscal 2005 vs First Six Months Fiscal 2004
	$	%	$	%	$ Change	% Change
Sales and marketing expenses	$34.2	26.1%	$42.2	23.0%	$8.0	23.4%
Product development expenses	9.0	6.9%	13.0	7.1%	4.0	44.4%
General and administrative expenses	8.3	6.3%	9.8	5.3%	1.5	18.1%
Stock-based compensation expense	0.8	0.6%	1.5	0.8%	0.7	87.5%
Depreciation and amortization expenses	5.2	4.0%	6.7	3.7%	1.5	28.8%

Total operating expenses	$57.5	43.9%	$73.2	40.0%	$15.7	27.3%

Sales and marketing expenses increased $8.0 million from the first six months of fiscal 2005 compared to the first six months of fiscal 2004 primarily due to a $2.5 million increase in payroll and related costs principally in our fulfillment operations, a $2.2 million increase in credit card fees, a $0.9 million increase in occupancy related costs due to the opening of a second fulfillment facility in the third quarter of 2004, a $0.7 million increase in online marketing, a $0.8 million increase in subsidized shipping costs related to increased promotional shipping activity, and a $0.9 million increase in other variable expenses primarily caused by higher sales volumes in the first six months of fiscal 2005.

Product development expenses increased $4.0 million in the first six months of fiscal 2005 compared to the first six months of fiscal 2004 primarily due to a $3.2 million increase in staffing and related costs, and a $0.8 million increase in communication, web hosting and equipment maintenance costs. The increases in these costs were necessary to support new partner launches, deliver enhanced functionality for our partners’ e-commerce businesses and continue to improve the capacity, stability and security of our e-commerce platform.

General and administrative expenses increased $1.5 million from the first six months of fiscal 2005 compared to the first six months of fiscal 2004 primarily due to a $1.6 million increased investments in payroll and related costs to support the growth of our business, which was partially offset by a $0.1 million decrease in other general and administrative expenses.

Stock-based compensation expense increased $0.7 million for the first six months of fiscal 2005 compared to the first six months of fiscal 2005 primarily due to a $0.2 million decrease in the amortization of deferred compensation expense relating to options subject to variable accounting, a $0.6 million increase in expense relating to stock awards, a $0.1 million decrease in expense relating to options for non-employees, as well as a $0.4 million increase in deferred partner revenue share charges resulting from higher product sales from the partner’s e-commerce business. As of the end of first six months of fiscal 2005, we had an aggregate of $1.0 million of deferred stock-based compensation remaining to be amortized. We had stock-based compensation expense related to the amortization of deferred partner revenue share charges of $0.7 million for the first six months of fiscal 2004 and $1.1 million for first six months of fiscal 2005.

Depreciation and amortization expenses increased $1.5 million for the first six months of fiscal 2005 compared to the first six months of fiscal 2004 primarily due to additional assets to build, manage and operate our business, offset in part, by certain previously purchased assets becoming fully depreciated in fiscal 2004.

Other (Income) Expense

Other (income) expense consists of expenses related to a minority interest held by a third party in a joint venture with us and losses and gains on the disposition of assets. Interest expense consists primarily of interest expense paid in connection with a mortgage note that we have on our new corporate headquarters, interest expense on capital leases and interest expense related to the issuance of convertible notes. Interest income consists primarily of interest earned on cash, cash equivalents, and marketable securities.

Income Taxes

Since the sales of our discontinued operations in fiscal 1999 and fiscal 2000, we have not generated taxable income. Net operating losses generated have been carried back to offset income taxes paid in prior years. The remaining net operating losses will be carried forward. As of January 1, 2005, we had available net operating loss carryforwards of approximately $443 million which expire in the years 2005 through 2024. The use of certain net operating loss carryforwards are subject to annual limitations based on ownership changes of our stock, as defined by Section 382 of the Internal Revenue Code. We expect that net operating losses of approximately $245 million will expire before they can be used. Any otherwise recognizable deferred tax assets have been offset by a valuation allowance for the net operating loss carryforwards.

Certain Related Party Transactions

In fiscal 2000 and 2001, Interactive Technology Holdings, LLC, a joint venture of Comcast Corporation and QVC, Inc., acquired 10,797,900 shares of our common stock and warrants to purchase 300,000 shares of our common stock, which accounted for approximately 26.0% of our outstanding common stock as of January 1, 2005. On January 31, 2005, ITH effected a distribution of all of its assets, including shares of GSI common stock, to entities affiliated with Comcast and QVC. As of July 2, 2005, QVC beneficially owned approximately 19.3% of our outstanding common stock. M. Jeffrey Branman, one of our directors, was the President of Interactive Technology Services, which served as financial advisor to ITH through its dissolution. Mr. Branman is no longer affiliated with ITH, Interactive Technology Services or QVC.

In fiscal 2000, we entered into a website development and distribution agreement with iQVC, a division of QVC, Inc., pursuant to which we provide technology, procurement and fulfillment services for QVC, including selling sporting goods, recreational and/or fitness related equipment and related products, apparel and footwear to QVC for resale through the QVC website. We recognized net revenues of $113,000 and $511,000 for the second quarter and first six months of fiscal 2005 sales to QVC under this website development and distribution agreement. The terms of these sales are comparable to those with our other business-to-business partners. Included in accounts receivable as of the end of the second quarter of fiscal 2005 was $34,000 related to these sales.

In fiscal 2003, we entered into a services agreement with QVC, Inc. pursuant to which QVC provided shipping services to us in exchange for fees. The fees charged to us by QVC were determined through arms-length negotiations. This agreement terminated effective April 3, 2005. We incurred fees of $25,442 for the first six months of fiscal 2005, of which $12,794 related directly to products shipped and was charged to cost of revenues from product sales and $12,648 related to fulfillment services provided and was charged to sales and marketing expense. These fees were incurred in the first quarter of fiscal 2005 as the agreement terminated April 3, 2005.

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

Liquidity and Capital Resources

Our principal source of liquidity is our cash, cash equivalents and marketable securities. Our cash, cash equivalents, and marketable securities balances were $75.4 million as of the end of fiscal 2004 and $117.5 million as of the end of the second quarter of fiscal 2005.

Since our entry into the e-commerce business in 1999, we have primarily funded our operations with approximately $258.5 million in cash raised in equity and debt financings. We also received an aggregate of $23.5 million in proceeds from the sales of our discontinued operations in fiscal 1999 and fiscal 2000 and $35.7 million in cash from the acquisition of Fogdog, Inc. in fiscal 2000. We used a portion of the cash from these transactions in connection with the exit from our discontinued operations and the balance for the working capital needs to fund operating losses incurred prior to fiscal 2004 and general business purposes of our e-commerce business. We also used $7.1 million in cash in connection with our acquisition of Ashford.com, Inc. in March 2002 and received $1.0 million in cash and a secured note in the principal amount of $4.5 million in connection with our sale of certain assets of Ashford in December 2002 and March 2003. This note was repaid in full in August 2004. In June 2005 we received proceeds of approximately $80 million net of underwriter’s discount and offering expenses from the completion of our public offering of equity and debt. We intend to use the net proceeds from the offering for working capital and general corporate purposes, including possible acquisitions.

We had working capital of $29.7 million as of the end of fiscal 2004 and $104.7 million as of the end of the second quarter of fiscal 2005, and an accumulated deficit of $177.3 million as of the end fiscal 2004 and $181.7 million as of the end of the second quarter of fiscal 2005.

We used approximately $28.7 million in net cash for operating activities during the first six months of fiscal 2005. Our principal sources of operating cash during the first six months of fiscal 2005 were payments received from customers and fee-based partners, which generally approximate our net revenues from product sales and our service fee revenues, respectively. Our principal uses of operating cash during the first six months of fiscal 2005 were cash paid to product suppliers, employee compensation and partner revenue share payments. Changes in our operating assets and liabilities during the first six months of fiscal 2005 resulted in a net cash outflow of $32.5 million. The most significant changes were a decrease in accounts payable, accrued expenses and other, offset, in part, by a decrease in accounts receivable compared to the end of fiscal 2004. The decrease in accounts payable, accrued expenses and other was due primarily to a decrease in trade accounts payable due primarily to lower inventory levels at the end of the second quarter of fiscal 2005 and a decrease in amounts owed to partners, which were related to increased sales volume in the fourth quarter of fiscal 2004. Our investing activities during the first six months of fiscal 2005 consisted primarily of the purchase of $81.7 million and sale of $43.0 million of marketable securities. During the first six months of fiscal 2005, we also incurred capital expenditures of $11.7 million. Our financing activities during the first six months of fiscal 2005 consisted of the receipt of $2.6 million in gross proceeds from exercises of common stock options and $85.7 million in gross proceeds from public offering of equity and debt.

We used approximately $12.4 million in net cash for operating activities during the first six months of fiscal 2004. Our principal sources of operating cash during the first six months of fiscal 2004 were payments received from customers and fee-based partners, which generally approximate our net revenues from product sales and our service fee revenues, respectively. Our principal uses of operating cash during the first six months of fiscal 2004 were cash paid to product suppliers, employee compensation and partner revenue share payments. Changes in our operating assets and liabilities during the first six months of fiscal 2004 resulted in a net cash outflow of $11.2 million. The most significant changes were a decrease in accounts payable, accrued expenses and other, a decrease in deferred revenue and an increase in accounts receivable compared to the end of fiscal 2003. The decrease in accounts payable, accrued expenses and other was due primarily to a decrease in operating accounts payable related to decreased sales volume in the fourth quarter of fiscal 2003. The decrease in deferred revenue was due to a decrease in service fees paid to us in advance by certain partners. The increase in accounts receivable was due primarily to decreases in our accounts receivable reserves. Our investing activities during the first six months of fiscal 2004 consisted primarily of the purchase of our new corporate headquarters and other capital expenditures totaling approximately $23.7 million. During the first six months of fiscal 2004, we also purchased $17.3 million and sold $15.1 million of marketable securities. Our financing activities during the first six months of fiscal 2004 consisted primarily of the receipt of $13.0 million in gross proceeds from a mortgage note on our new corporate headquarters.

During the three-months ended July 2, 2005, we increased our long-term debt contractual obligations. In June 2005, we completed an offering of $57.5 million of 3.0% convertible unsecured notes due June 1, 2025. Interest on the notes is payable semi-annually on June 1 and December 1, beginning December 1, 2005.

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

Although we recorded a profit in fiscal 2004, we incurred losses over the prior five fiscal years and in the first two quarters of fiscal 2005 while operating our business. As of the end of the second quarter of fiscal 2005, we had an accumulated deficit of $181.7 million. We may not generate sufficient revenue from our existing partners, add an appropriate number of new partners or adequately control our expenses. While we expect to be profitable in fiscal 2005, there can be no assurances that we will be able to achieve profitability.

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

While we have operated in e-commerce since 1999, we did not expand beyond the sporting goods category until 2001. Today, our operations have expanded into categories including apparel, health and beauty, consumer electronics, entertainment, home and jewelry and luxury goods. Each category in which we operate requires unique capabilities and increases the complexity of our business. If we are unable to generate sufficient revenue in a category, we may not be able to cover the incremental staffing and expenses required to support the unique capabilities required by that category. If we do not expand into new categories, there can be no assurance that we will do so successfully.

Consumers are constantly changing their buying preferences. If we fail to anticipate these changes and adjust our inventory accordingly, we could experience lower sales, higher inventory markdowns and lower margins for the inventory that we own.

Our success depends, in part, upon our ability and our partners’ ability to anticipate and respond to consumer trends with respect to products sold through the e-commerce businesses we operate. Consumers’ tastes are subject to frequent and significant changes. In order to be successful, we or our partners must accurately predict consumers’ tastes and avoid overstocking or understocking products. If we or our partners fail to identify and respond to changes in merchandising and consumer preferences, sales on our partners’ e-commerce businesses could suffer and we or our partners could be required to mark down unsold inventory. This would depress our profit margins. In addition, any failure to keep pace with changes in consumers’ tastes could result in lost opportunities which could reduce sales.

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

For the e-commerce businesses for which we own inventory, we primarily purchase products from the manufacturers and distributors of the products. For the e-commerce businesses for which our partners own inventory, our partners typically purchase products from the manufacturers and distributors of products or source their own products. If we or our partners are unable to develop and maintain relationships with these manufacturers, distributors or sources we or our partners may be unable to obtain or continue to carry a sufficient assortment and quantity of quality merchandise on acceptable commercial terms and our partners’ e-commerce businesses and our business could be adversely impacted. We do not have written contracts with some of our suppliers. During the second quarter of fiscal 2005, we purchased 49.3% of the total amount of inventory we purchased from one manufacturer. In addition, during the second quarter of fiscal 2004, we purchased 37.2% of the total amount of inventory we purchased from the same manufacturer. During the first six months of fiscal 2005, 49.0% of the total amount of inventory we purchased was from one manufacturer. In addition, during the first six months of fiscal 2004, 37.1% of the total amount of inventory we purchased was from the same manufacturer. While we have a contract with this manufacturer, this manufacturer and other manufacturers could stop selling products to us or our partners to remove their products or logos from our partners’ Web sites. If we or our partners are unable to obtain products directly from manufacturers, especially popular brand manufacturers, we or our partners may not be able to obtain the same or comparable merchandise in a timely manner or on acceptable commercial terms.

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

Our success depends to a significant degree upon the protection of our intellectual property rights in the core technology and other components of our e-commerce platform including our software and other proprietary information, and material, and our ability to develop technologies that are as good as or better than that of our competitors. We may be unable to deter infringement or misappropriation of our software and other proprietary information and material, detect unauthorized use or take appropriate steps to enforce our intellectual property rights. In addition, the failure of our partners to protect their intellectual property rights, including their trademarks and domain names, could impair our operations. Our competitors could, without violating our intellectual property rights, develop technologies that are as good as or better than our technology. Protecting our intellectual property and other proprietary rights can be expensive. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and consequently harm our operating results. Our failure to protect our intellectual property rights in our software and other information and material or to develop technologies that are as good as or better than our competitors could put us at a disadvantage to our competitors. These failures could have a material adverse effect on our business.

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

The market for the development and operation of e-commerce businesses is continuously evolving and is intensely competitive. Increased competition could result in fewer successful opportunities to partner, price reductions, reduced gross margins and loss of market share, any of which could seriously harm our business, results of operations and financial condition. We primarily compete with companies that can offer a full range of e-commerce services similar to the services we provide through our e-commerce platform, such as the Services Division of Amazon®, Digital River®, Commerce5, Foot Locker® (principally in the sporting goods category) and ValueVision Media. We also compete with companies that provide some components of an e-commerce solution similar to those that we offer through our e-commerce platform, including Web site developers, third-party consultants and third-party fulfillment and customer service providers. In addition, we compete with companies that provide components of an e-commerce solution that allow others to develop and operate their e-commerce business in-house. We also compete with online and offline businesses of a variety of retailers and manufacturers in our targeted categories.

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

We currently do not offer e-commerce services outside of the United States, Canada and Europe. Some of our competitors offer international e-commerce services and our existing and potential partners may find these competitors more attractive for that reason.

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

We currently collect sales or other similar taxes for goods sold by us and shipped into certain states. One or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us or our partners and other out-of-state companies that engage in e-commerce. Recently, certain large retailers, such as Wal-Mart, Target and Toys “R” Us, expanded their collection of sales tax on purchases made through affiliated Web sites. Our business could be adversely affected if one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of merchandise through the e-commerce businesses we operate.

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

We may further expand our business internationally, causing our business to become increasingly susceptible to numerous international business risks and challenges.

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

In addition, if we expand further internationally, we may face additional competition challenges. Local companies may have a substantial competitive advantage because their greater understanding of, and focus on, the local customer. In addition, governments in foreign jurisdictions may regulate e-commerce or other online services in such areas as content, privacy, network security, copyright, encryption, taxation, or distribution. We also may not be able to hire, train, motivate and manage the required personnel, which may limit our growth in international market segments.

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

In December 2004, the Financial Accounting Standards Board, or FASB, issued Financial Accounting Standards Board Statement No. 123R “Share-Based Payment,” or FAS 123R. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In addition, FAS 123R will cause unrecognized expense related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. In April 2005, the SEC delayed the initial adoption of FAS 123R from interim periods that begin after June 15, 2005, to annual periods that begin after June 15, 2005. We are continuing to evaluate the requirements of FAS 123R and expect that we will record substantial non cash compensation expenses. The adoption of FAS 123R is not expected to have a significant effect on our financial condition or cash flows but is expected to have a material impact on our consolidated results of operations and earnings per share.

Risks Related to Our Common Stock

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

Factors that may cause our operating results to fluctuate or harm our business include but are not limited to the following:

•	our ability to obtain new partners or to retain existing partners;

•	the performance of one or more of our partner’s e-commerce businesses;

•	our and our partners’ ability to obtain new customers at a reasonable cost or encourage repeat purchases;

•	the number of visitors to the e-commerce businesses operated by us or our ability to convert these visitors into customers;

•	our and our partners’ ability to offer an appealing mix of products or to sell products that we purchase;

•	our ability to adequately develop, maintain, and upgrade our partners’ e-commerce businesses or the technology and systems we use to process customers’ orders and payments;

•	the timing and costs of upgrades and developments of our system and infrastructure;

•	the ability of our competitors to offer new or superior e-commerce businesses, services or products;

•	price competition that results in lower profit margins or losses;

•	the seasonality of our business, especially the importance of our fiscal fourth quarter to our business;

•	our inability to obtain or develop specific products or brands or unwillingness of vendors to sell their products to us;

•	unanticipated fluctuations in the amount of consumer spending on various products that we sell, which tend to be discretionary spending items;

•	the cost of advertising and the amount of free shipping and other promotions we offer;

•	increases in the amount and timing of operating costs and capital expenditures relating to expansion of our operations;

•	our inability to manage our shipping costs on a profitable basis or unexpected increases in shipping costs or delivery times, particularly during the holiday season;

•	inflation of prices of fuel and gasoline and other raw materials that impact our costs;

•	technical difficulties, system security breaches, system downtime or Internet slowdowns;

•	our inability to manage inventory levels or control inventory shrinkage;

•	our inability to manage fulfillment operations or provide adequate levels of customer service or our inability to forecast the proper staffing levels in fulfillment and customer service;

•	an increase in the level of our product returns or our inability to effectively process returns;

•	government regulations related to the Internet or e-commerce which could increase the costs associated with operating our businesses, including requiring the collection of sales tax on all purchases through the e-commerce businesses we operate; and

•	unfavorable economic conditions in general or specific to the Internet or e-commerce, which could reduce demand for the products sold through our partners’ e-commerce businesses.

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

As of August 5, 2005, Michael G. Rubin, our chairman, co-president and chief executive officer, beneficially owned 16.4%, entities affiliated with SOFTBANK Capital Partners LP, SOFTBANK Capital LP and SOFTBANK Capital Advisor Fund LP, or SOFTBANK, beneficially owned 18.5%, and entities affiliated with QVC beneficially owned 19.2% of our outstanding common stock, including warrants and options to purchase common stock, which are exercisable on or before October 4, 2005. If they decide to act together, any two of Mr. Rubin, SOFTBANK, and QVC would be in a position to exercise considerable control, and all three would be in a position to exercise complete control, over most matters requiring stockholder approval, including the election or removal of directors, approval of significant corporate transactions and the ability generally to direct our affairs. Furthermore, pursuant to the stock purchase agreements, SOFTBANK and QVC each have the right to designate up to two members of our board of directors. This concentration of ownership and SOFTBANK’s and QVC’s right to designate members to our board of directors may have the effect of delaying or preventing a change in control of us, including transactions in which stockholders might otherwise receive a premium over prevailing market prices for our common stock. See “Management – Right to Designate Directors.” Furthermore, Mr. Rubin has entered into voting agreements with each of SOFTBANK and QVC, and SOFTBANK and QVC have entered into voting agreements with each other. The parties to these voting agreements have agreed to support the election of the directors designated by each of the other parties. See “Management – Voting Agreements.”

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

Holders of our convertible notes have the right to require us to repurchase the notes upon certain changes in control of us or termination of trading of our common stock on a national securities exchange or the Nasdaq National Market. These repurchase rights could discourage a third party from seeking to acquire control of us.

Because the ownership of more than a majority of our common stock is concentrated in a few larger stockholders, a third party will not be able to acquire control of us without the agreement of some of these stockholders.

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

Risks Related to Our Indebtedness

Our convertible notes could adversely affect our financial condition. We are not prohibited from incurring additional debt.

On June 1, 2005, we completed an offering of $57.5 million aggregate principal amount of our convertible notes due 2025. Including these notes, we have approximately $72.0 million of indebtedness outstanding. Our indebtedness could have important consequences to you. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing;

•	require the dedication of a substantial portion of our cash flow from operations to the payment of interest and principal on our indebtedness, thereby reducing the availability of such cash flow to fund our growth strategy, working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry;

•	place us at a competitive disadvantage relative to competitors with less debt; and

•	make it difficult or impossible for us to pay the principal amount of the convertible notes at maturity, thereby causing an event of default under the convertible notes.

We may incur substantial additional debt in the future. The terms of the convertible notes will not prohibit us or our subsidiaries from doing so. If new debt is added, the related risks described above could intensify.

Holders of our common stock will be subordinated to our convertible notes and other indebtedness.

In the event of our liquidation or insolvency, holders of common stock would receive a distribution only after payment in full of all principal and interest due to holders of our convertible notes and other creditors, and there may be little or no proceeds to distribute to holders of common stock at such time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in market risk for the six-months ended July 2, 2005. See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005 filed with the Securities and Exchange Commission on March 17, 2005, as amended by Form 10-K/Amendment No. 1 filed with the SEC on May 2, 2005 and further amended by Form 10-K/Amendment No. 2 filed with the SEC on May 6, 2005.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

See Item 1 of Part I, “Financial Statements - Note 12 – Commitments and Contingencies.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 30, 2005, we held our Annual Meeting of Stockholders. Proxies were solicited for the Annual Meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934. At the Annual Meeting, the following matters were voted on:

1. Election of the following persons as Directors of GSI Commerce, Inc., to serve for a one-year term and until their successors are duly elected and qualified:

No. of Votes

Name	For	Withhold
M. Jeffrey Branman	38,886,694	1,280,988
Ronald D. Fisher	39,020,539	1,147,143
Mark S. Menell	38,958,348	1,209,334
Michael S. Perlis	38,895,734	1,271,948
Jeffrey F. Rayport	35,435,498	4,732,184
Randy S. Ronning	39,113,799	1,053,883
Michael G. Rubin	39,137,656	1,030,026

2. Approval of GSI Commerce, Inc.’s 2005 Equity Incentive Plan:

No. of Votes

For	Against	Abstain
30,350,481	5,400,307	149,199

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibits

3.1	Amended and Restated Certificate of Incorporation of Global Sports, Inc. (filed as Appendix B to GSI Commerce, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 27, 2001 and incorporated herein by reference)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Global Sports, Inc. (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 and incorporated herein by reference)

3.3	Amended and Restated Bylaws GSI Commerce, Inc.

4.1	Indenture dated as of June 1, 2005 by and between GSI Commerce, Inc. and JPMorgan Chase Bank, N.A. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K dated June 8, 2005 and incorporated herein by reference)

4.2	Form of 3% Convertible Note due 2025 (filed as Exhibit A to Exhibit 4.1 of GSI Commerce, Inc.’s Current Report on Form 8-K dated June 7, 2005 and incorporated herein by reference)

10.1	2005 Equity Incentive Plan (filed as Appendix A to GSI Commerce, Inc. Definitive Proxy Statement on Schedule 14A filed on June 9, 2005 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

GSI COMMERCE, INC.

By:	/s/ MICHAEL G. RUBIN
Michael G. Rubin Chairman & Chief Executive Officer (principal executive officer)

By:	/s/ JORDAN M. COPLAND
Jordan M. Copland Executive Vice President & Chief Financial Officer (principal financial officer & principal accounting officer)

Date:	August 10, 2005