Form 10-Q
period 2005-10-01
GSI COMMERCE INC
filed 2005-11-15
CIK 828750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2005.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 4, 2005:

Common Stock, $.01 par value	44,443,859
(Title of each class)	(Number of shares)

FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 1, 2005

Our fiscal year ends on the Saturday nearest the last day of December. Accordingly, references to fiscal 1999, fiscal 2000, fiscal 2001, fiscal 2002, fiscal 2003, fiscal 2004, and fiscal 2005 refer to the fiscal years ended January 1, 2000, December 30, 2000, December 29, 2001, December 28, 2002, January 3, 2004, January 1, 2005 and the fiscal year ending December 31, 2005.

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

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	January 1, 2005	October 1, 2005
	(as restated, see Note 17)
ASSETS
Current assets:
Cash and cash equivalents	$20,064	$16,672
Marketable securities	55,359	95,498
Accounts receivable, net of allowance of $408 and $346	14,734	13,661
Inventory	37,773	33,935
Prepaid expenses and other current assets	2,382	3,498

Total current assets	130,312	163,264
Property and equipment, net	74,387	85,987
Goodwill	13,453	13,932
Equity investments and other	2,847	1,569
Other assets, net of accumulated amortization of $4,416 and $6,358	10,824	11,413

Total assets	$231,823	$276,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,023	$31,817
Accrued expenses and other	31,842	25,439
Deferred revenue	9,370	6,400
Current portion - long-term debt and other	971	629

Total current liabilities	100,206	64,285
Convertible notes	—	57,500
Long-term debt and other	13,564	13,241

Total liabilities	113,770	135,026
Commitments and contingencies (see note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, 4,990,000 shares authorized; 0 shares issued and outstanding as of January 1, 2005 and October 1, 2005.	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 41,584,061 and 44,405,525 shares issued as of January 1, 2005 and October 1, 2005, respectively; 41,582,851 and 44,405,322 shares outstanding as January 1, 2005 and October 1, 2005, respectively	416	444
Additional paid in capital	294,471	328,638
Accumulated other comprehensive loss	(104)	(2,174)
Accumulated deficit	(176,730)	(185,769)

Total stockholders’ equity	118,053	141,139

Total liabilities and stockholders’ equity	$231,823	$276,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2004	October 1, 2005	October 2, 2004	October 1, 2005
	(as restated, see Note 17)		(as restated, see Note 17)
Revenues:
Net revenues from product sales	$55,873	$68,484	$165,882	$220,294
Service fee revenues	12,715	16,422	33,663	47,844

Net revenues	68,588	84,906	199,545	268,138
Cost of revenues from product sales	42,171	50,724	123,243	165,749

Gross profit	26,417	34,182	76,302	102,389

Operating expenses:
Sales and marketing, exclusive of $385, $699, $1,075 and $1,808 reported below as stock-based compensation expense	16,818	21,667	51,182	63,755
Product development, exclusive of $1, $151, $3 and $375 reported below as stock-based compensation expense	5,137	7,414	14,165	20,439
General and administrative, exclusive of ($2), $236, $86 and $391 reported below as stock-based compensation expense	4,499	4,852	12,794	14,596
Stock-based compensation	384	1,086	1,164	2,574
Depreciation and amortization	2,733	3,693	7,978	10,433

Total operating expenses	29,571	38,712	87,283	111,797

Other (income) expense:
Interest expense	244	788	298	1,434
Interest income	(423)	(1,015)	(955)	(1,834)
Other (income) expense	66	237	66	31

Total other (income) expense	(113)	10	(591)	(369)

Net loss	$(3,041)	$(4,540)	$(10,390)	$(9,039)

Loss per share- basic and diluted:
Net loss	$(0.07)	$(0.10)	$(0.25)	$(0.21)

Weighted average shares outstanding - basic and diluted	41,081	44,203	40,980	42,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

(Unaudited)

	Nine Months Ended
	October 2, 2004	October 1, 2005
	(as restated, see Note 17)
Cash Flows from Operating Activities:
Net loss	$(10,390)	$(9,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,978	10,433
Stock-based compensation	1,164	2,574
Gain on exchange of note receivable	(6)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(4,584)	1,325
Inventory	(4,394)	3,838
Prepaid expenses and other current assets	(30)	(1,021)
Notes receivable	(195)	—
Other assets, net	(204)	229
Accounts payable and accrued expenses and other	(820)	(31,657)
Deferred revenue	(4,040)	(2,970)

Net cash used in operating activities	(15,521)	(26,288)

Cash Flows from Investing Activities:
Acquisition of a controlling interest of a business, net of cash acquired	—	(440)
Acquisition of property and equipment	(26,596)	(23,178)
Payments received on notes receivable	3,246	—
Other deferred cost	—	(347)
Cash paid for equity investment	—	(136)
Purchases of marketable securities	(29,188)	(116,971)
Sales of marketable securities	29,230	76,525

Net cash used in investing activities	(23,308)	(64,547)

Cash Flows from Financing Activities
Proceeds from convertible notes	—	57,500
Debt issuance costs paid	—	(2,588)
Repayments of loan	—	(339)
Repayments of capital lease obligations	—	(378)
Proceeds from mortgage note	13,000	—
Repayments of mortgage note	(20)	(110)
Proceeds from sales of common stock	—	28,205
Equity issuance costs paid	—	(1,838)
Proceeds from exercise of common stock options	1,973	6,995

Net cash provided by financing activities	14,953	87,447

Effect of exchange rate changes on cash and cash equivalents	—	(4)

Net decrease in cash and cash equivalents	(23,876)	(3,392)
Cash and cash equivalents, beginning of period	38,808	20,064

Cash and cash equivalents, end of period	$14,932	$16,672

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

The financial statements presented include the accounts of the Company and all wholly and controlled majority-owned subsidiaries. All significant inter-company balances and transactions among consolidated entities have been eliminated.

This quarterly report should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements presented in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 17, 2005, as amended by Form 10-K/Amendment No.1 filed with the SEC on May 2, 2005 and further amended by Form 10-K/Amendment No. 2 filed with the SEC on May 6, 2005. The Company will file as soon as reasonably practicable a Form 10-K/A Amendment No. 3 (“Form 10-K/A”) for the fiscal year ended January 1, 2005 to restate the Company’s consolidated statements of operations and statements of cash flows for the fiscal years ended January 1, 2005, January 3, 2004 and December 28, 2002 and its consolidated balance sheets for the fiscal years ended January 1, 2005 and January 3, 2004. The Company will file contemporaneously with Form 10-K/A, Form 10-Q/A for the three-months ended April 2, 2005 and Form 10-Q/A for the three- and six-months ended July 2, 2005. See Note 17.

NOTE 2—ACCOUNTING POLICIES

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

The Company capitalizes inbound freight into the cost of inventory. During the three-months ended October 1, 2005, the Company changed its estimate for computing the amount of inbound freight capitalized in inventory. This change in estimate resulted in a reduction of $600 of cost of revenues from product sales and net loss for the three and nine months ended October 1, 2005. The change in estimate decreased the loss per share by $0.01.

Fair Values: The estimated fair value amounts presented in these consolidated financial statements have been determined by the Company using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Such fair value estimates are based on pertinent information available to management as of January 1, 2005 and October 1, 2005, and have not been comprehensively revalued for purposes of these consolidated financial statements since such dates.

Cash and Cash Equivalents: The Company considers all highly liquid investments with maturities at date of purchase of three months or less to be cash equivalents. The carrying value of cash equivalents approximates their current market value.

Marketable Securities: Marketable securities, which consist of investments in various debt securities, are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded as a component of stockholders’ equity. As of October 1, 2005, all securities had dates to maturity of less than two years, except for auction rate securities which have interest reset dates of approximately 30 to 45 days. The Company classifies all of its available-for-sale securities as current assets, as these securities represent investments available for current corporate purposes. All investments with original maturities of greater than 90 days are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At January 1, 2005, and October 1, 2005, the Company held $39,700 and $42,026, respectively, of investments in auction rate securities classified as available-for-sale. Investments in these

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

securities are recorded at cost, which approximates fair value due to their variable interest rates, which reset approximately every 30 to 45 days. Despite the long-term nature of their stated contractual maturities, there is a ready liquid market for these securities based on the interest reset mechanism. As a result, there are immaterial cumulative gross realized or unrealized holding gains or (losses) from the Company’s auction rate securities. All income generated from these marketable securities is recorded as interest income. Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income or loss.

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

Other Equity Investments: Other equity investments consist of 824,594 shares of Odimo Incorporated (“Odimo”) common stock, which was converted from Series C and Series D preferred stock when Odimo completed an initial public offering through the issuance of 3,125,000 shares of its common stock in February 2005. The Company accounts for the investment in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Prior to the initial public offering, the original cost of the Company’s investment was determined based on the fair value of the investment at the time of its acquisition. At the time, an observable market price did not exist for non-marketable securities. In order to determine the fair value of the investment in Odimo, the Company obtained an independent, third-party valuation. The valuation incorporated a variety of methodologies to estimate fair value, including comparing the security with securities of publicly traded companies in similar lines of business, applying price multiples to estimated future operating results for Odimo and estimating discounted cash flows. Factors affecting the valuation included restrictions on control and marketability of Odimo’s equity securities and other information available to the Company, such as the Company’s knowledge of the industry and knowledge of specific information

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

about Odimo. Using this valuation, the Company determined the estimated fair value of the investment to be approximately $2,847 as of January 1, 2005. During the first quarter of 2005, the Company exercised warrants related to Odimo for $136, which represented 119,272 shares of common stock. The fair value of the Odimo investment as of October 1, 2005 was $1,220, which was determined by the current market price of the common stock of Odimo on October 1, 2005. This resulted in an unrealized loss of $1,763 for the nine-month period ended October 1, 2005, which is recorded in accumulated other comprehensive (loss) income as a component of stockholders’ equity. In accordance with SFAS No. 115 and Emerging Issues Task Force (EITF) 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” the Company determined that the impairment of the Odimo investment below cost basis is not other-than-temporary. This determination was derived from an evidence-based judgment about the potential recovery of fair value for an amount up to the cost of the investment. Such evidence included the duration of the decline in value, and the nature of events that led to the decline in value.

Other Assets, Net: Other assets, net consists primarily of deferred partner revenue share charges, resulting from the exercise of a right to receive 1,600,000 shares of the Company’s common stock in lieu of future cash partner revenue share payments. Deferred partner revenue share charges were $10,097 as of January 1, 2005 and $8,357 for the nine-month period ended October 1, 2005, and is being amortized as stock-based compensation expense as the partner revenue share expense is incurred. The partner revenue share expense incurred is based on actual revenues recognized in a given period and the imputed partner revenue share percentage, which is based on the value of the Company’s common stock that was issued upon exercise of the right. Stock-based compensation expense related to the amortization of deferred partner revenue share charges was $374 and $1,066 for the three- and nine-month periods ended October 2, 2004, and $577 and $1,740 for the three- and nine-month periods ended October 1, 2005.

In addition, other assets include the underwriter’s discount and debt issuance costs of $2,588 as of October 1, 2005, relating to the June 1, 2005 public offering of $57,500 aggregate principal amount of 3% convertible unsecured obligations due June 1, 2025. The underwriter’s discount and debt issuance costs are being amortized using the straight-line method which approximates the effective interest method. Total amortization related to the underwriter’s discount and debt issuance costs, which is reflected as a portion of interest expense, was $130 and $173 for the three- and nine-month periods ended October 1, 2005.

Deferred Revenue: Deferred revenue consists primarily of fees paid in advance to the Company under agreements to manage some aspects of certain partners’ e-commerce businesses, including fulfillment technology and customer service, existing at the balance sheet date. Deferred revenue also consists of amounts received from the sale of gift certificates redeemable through certain of the Company’s partners’ e-commerce businesses.

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

The Company recognizes revenue from product sales, net of estimated returns based on historical experience and current trends, upon shipment of products to customers. The Company ships the majority of products from its fulfillment centers in Louisville and Shepherdsville, KY. The Company also relies upon certain vendors to ship products directly to customers on its behalf. The Company acts as principal in these transactions, as orders are initiated directly through the e-commerce businesses that the Company operates, the Company takes title to the goods at the shipping point and has the economic risk related to collection, customer service and returns.

The Company considers the criteria presented in EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” in determining the appropriate revenue recognition treatment. Generally, when the Company is the primary obligor in a transaction, has general inventory risk, establishes the selling price, has discretion in supplier selection, has physical loss inventory risk after order placement or during shipping, and has credit risk, or has several but not all of these indicators, the Company records revenue gross as a principal.

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

Service Fee Revenues: The Company derives its service fee revenues from service fees earned by it in connection with the development and operation of its partners’ e-commerce businesses. Service fees primarily consist of variable fees based on the value of merchandise sold or gross profit generated through its partners’ e-commerce businesses. To a lesser extent, service fees include fixed periodic payments by partners for the development and operation of their e-commerce businesses and fees related to the provision of marketing, design, development and other services. The Company recognizes revenues from services provided when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. If the Company receives payments for services in advance, these amounts are deferred and then recognized over the service period. Cost of service fee revenues includes the cost of products sold and inbound freight related to those products, as well as outbound shipping and handling costs, other than those related to promotional free shipping and subsidized shipping and handling which would be included in sales and marketing expense. The Company does not specifically record “Cost of service fee revenues,” as these costs are incurred by the Company’s fee-based partners rather than by the Company. Operating expenses relating to service fee revenues consist primarily of personnel and other costs associated with the Company’s engineering, production and creative departments which are included in product development expense, as well as fulfillment costs and personnel and other costs associated with its marketing and customer service departments which are included in sales and marketing expense.

Cost of Revenues: Cost of revenues consist of cost of revenues from product sales and cost of service fee revenues. Cost of revenues from product sales include the cost of products sold and inbound freight related to these products, as well as outbound shipping and handling costs, other than those related to promotional free shipping and subsidized shipping and handling which are included in sales and marketing expense. The Company does not specifically record cost of service fee revenue. The cost of the sales of the merchandise on which the Company earns service fees are incurred by the Company’s service-fee partners because they are the owners and sellers of the merchandise.

Vendor Allowances: In accordance with EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”, for all contracts entered into or modified after December 31, 2002, vendor allowances are recorded as a reduction in the cost of the applicable vendor’s products and recognized in cost of sales when the related product is sold unless the allowances represent reimbursement of a specific incremental and identifiable cost incurred to promote the vendor’s product. If the allowance represents a reimbursement of cost, it is recorded as an offset to the associated expense incurred. Any reimbursement greater than the costs incurred is recognized as a reduction in the cost of the product.

Sales and Marketing: Sales and marketing expenses include fulfillment costs, customer service costs, credit card fees, net partner revenue share charges, net advertising and promotional expenses incurred by us on behalf of the Company’s partners’ e-commerce businesses, and payroll related to the buying, business management and marketing functions of the company. Net partner revenue share charges are royalty payments made to the Company’s partners in exchange for the use of their brands, the promotion of its partners’ URLs, Web sites and toll-free telephone numbers in their marketing and communications materials, the implementation of programs to provide incentives to customers to shop through the e-commerce businesses that the Company operates for its partners and other programs and services provided to the customers of the e-commerce businesses that the Company operates for its partners, net of amounts reimbursed to the Company by its partners. Partner revenue share charges were $1,367 and $6,695 for the three- and nine-month periods ended October 2, 2004, and $2,839 and $7,274 for the three- and nine-month periods ended October 1, 2005.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

The Company defines shipping and handling costs as only those costs incurred for a third-party shipper to transport products to the customer and these costs are included in cost of revenues from product sales. In some instances, shipping and handling costs exceed shipping charges to the customer and are subsidized by the Company. Additionally, the Company selectively offers promotional free shipping whereby it ships merchandise to customers free of all shipping and handling charges. The cost of promotional free shipping and subsidized shipping and handling was $361 and $1,413 for the three-and nine-month periods ended October 2, 2004, and $313 and $2,129 for the three- and nine-month periods ended October 1, 2005, and was charged to sales and marketing expense.

The Company defines fulfillment costs as personnel, occupancy and other costs associated with its Kentucky fulfillment centers, personnel and other costs associated with its logistical support and vendor operations departments and third-party warehouse and fulfillment services costs. Fulfillment costs were $5,472 and $15,167 for the three- and nine-month periods ended October 2, 2004, and $6,374 and $19,374 for the three- and nine-month period ended October 1, 2005, and are included in sales and marketing expense.

The Company expenses the cost of advertising, which includes online marketing fees, media, agency and production expenses, in accordance with the AICPA Accounting Standards Executive Committee’s Statement of Position (“SOP”) 93-7, “Reporting on Advertising Costs.” Advertising production costs are expensed the first time the advertisement runs. Online marketing fees and media (television, radio and print) placement costs are expensed in the month the advertising appears. Agency fees are expensed as incurred. Net advertising and promotional expenses include promotional free shipping and subsidized shipping and handling costs and are net of amounts reimbursed to the Company by its partners. Advertising costs were $1,377 and $4,232 for the three- and nine-month period ended October 2, 2004, and $2,000 and $5,737 for the three- and nine-month period ended October 1, 2005, and are included in sales and marketing expenses.

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

The following table illustrates the pro forma net loss and loss per share for the three- and nine-month periods ended October 2, 2004 and October 1, 2005 as if compensation expense for stock options issued to employees had been determined consistent with SFAS No. 123:

	Three Months Ended		Nine Months Ended
	October 2, 2004	October 1, 2005	October 2, 2004	October 1, 2005
Net loss, as reported	$(3,041)	$(4,540)	$(10,390)	$(9,039)
Add: Stock-based compensation expense included in reported net loss	15	499	30	824
Deduct: Total stock-based compensation determined under fair value based method for all stock option awards	(1,709)	(640)	(4,457)	(7,013)

Pro forma net loss	$(4,735)	$(4,681)	$(14,817)	$(15,228)

Loss per share - basic and diluted:
Net loss per share, as reported	$(0.07)	$(0.10)	$(0.25)	$(0.21)

Pro forma net loss per share	$(0.12)	$(0.11)	$(0.36)	$(0.36)

Stock-based compensation expense related to the amortization of deferred partner revenue share charges was $374 and $1,066 for the three- and nine-month periods ended October 2, 2004, and $577 and $1,740 for the three- and nine-month periods ended October 1, 2005.

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

In December 2004, the FASB issued Statement No. 123R “Share-Based Payment”, or SFAS 123R, which replaces Statement No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In addition, SFAS 123R will cause unrecognized expense (based on the amounts in the Company’s pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. In April 2005, the SEC announced that it would delay the initial adoption of SFAS 123R from interim periods that begin after June 15, 2005, to annual periods beginning after June 15, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The Company is evaluating the requirements of SFAS 123R and it expects that the adoption of SFAS 123R will have a material impact on its consolidated results of operations and earnings per share beginning in the fiscal year 2006.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

In June 2005, the FASB issued FSP FAS 150-5, “Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable.” This FSP clarifies that freestanding warrants and other similar instruments on shares that are redeemable should be accounted for as liabilities under Statement 150 regardless of the timing of the redemption feature or price. The guidance in this FSP shall be applied to the first reporting period beginning after June 30, 2005. The Company evaluated the requirements of this FSP and the adoption of it had no impact on its financial position, consolidated results of operations and earnings per share.

NOTE 3—MARKETABLE SECURITIES

Marketable securities, at estimated fair value, consist of the following:

	January 1, 2005
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities	$39,700	$—	$39,700
Corporate bonds	5,963	(41)	5,922
U.S. government agency securities	9,800	(63)	9,737

	$55,463	$(104)	$55,359

	October 1, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities	$42,030	$—	$(4)	$42,026
Corporate bonds	33,886	—	(203)	33,683
U.S. government agency securities	19,993	—	(204)	19,789

	$95,909	$—	$(411)	$95,498

The fair value of marketable securities with loss positions was $15,659 as of January 1, 2005 and $54,468 as of October 1, 2005, and the gross unrealized losses on these marketable securities were $104 as of January 1, 2005 and $411 as of October 1, 2005. The Company considered the nature of these marketable securities, which are primarily U.S. government agency securities and corporate bonds, the amount of the impairments relative to the carrying value of the related investments and the duration of the impairments, which are all less than twelve months, and concluded that the impairments were not other than temporary.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

The amortized cost and estimated fair value of investments in debt securities as of October 1, 2005, by contractual maturity, are as follows:

	Amortized Cost	Estimated Fair Value
Due within one year	$36,474	$36,365
Due after one year through five years	45,385	45,083
Due after five years through ten years	—	—
Due after ten years	14,050	14,050

	$95,909	$95,498

NOTE 4—ACQUISITION

On July 6, 2005, the Company acquired an irrevocable right that conveys the voting and economic rights to shares representing 51% of the shares in Aspherio S.L., a Barcelona, Spain-based provider of outsourced e-commerce solutions, for approximately $578, including acquisition expenses. The Company controls Aspherio through its majority voting interest and majority of directors. The Company is working strategically with Aspherio to offer its international e-commerce capabilities to the Company’s existing partners and prospects. The consolidated financial statements for, and as of the nine-month period ended October 1, 2005, include the assets and liabilities and the operating results for the period from acquisition date through October 1, 2005, with the remaining 49% recorded through minority interest. The Company also has the right to acquire all of the outstanding shares of Aspherio and the shareholders of Aspherio have the right to require us to acquire all of the outstanding shares of Aspherio. Subject to the satisfaction of certain conditions, the acquisition of Aspherio is expected to close in late 2005 or early 2006. If consummated, the purchase price for the acquisition of control, and for the acquisition of the shares of Aspherio, will be approximately $4.0 million plus an earn-out based on performance of the Aspherio business. Of the $4.0 million, $2.7 million will be paid in cash and $1.3 million will be paid in cash or the Company’s common stock, at the Company’s election. The Company does not expect the acquisition to have a material impact on its consolidated results of operations for fiscal years ending December 31, 2005 or December 30, 2006.

Pursuant to SFAS 141, “Business Combinations”, the July 6, 2005 Aspherio transaction was accounted for under the purchase method of accounting with the Company’s proportionate interest in the excess of the initial purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired recorded as goodwill. The allocation of the initial purchase price over the estimated fair value of the tangible and identifiable intangible assets acquired resulted in $479 recorded as goodwill. Pro forma disclosures related to this acquisition are not included as such disclosures are not material.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

NOTE 5—PROPERTY AND EQUIPMENT

The major classes of property and equipment, at cost, as of January 1, 2005 and October 1, 2005 are as follows:

	January 1, 2005	October 1, 2005
Computer hardware and software	$51,841	$66,125
Building and building improvements	39,751	40,936
Furniture, warehouse and office equipment	10,651	11,599
Land	7,663	7,663
Leasehold improvements	529	609
Capitalized lease	1,692	1,692
Construction in progress	387	5,757

	112,514	134,381
Less: Accumulated depreciation	(38,127)	(48,394)

Property and equipment, net	$74,387	$85,987

NOTE 6—CHANGES IN STOCKHOLDERS’ EQUITY

The following table summarizes the changes in stockholders’ equity for the nine-months ended October 1, 2005:

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Comprehensive (Loss) Income	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
	Shares	Dollars					Shares	Dollars
Consolidated balance at January 1, 2005, (as restated, see note 17)	41,584	$416	$294,471	$(176,730)		$(104)	1	$—	$118,053
Net loss				(9,039)	(9,039)				(9,039)
Net unrealized losses on available-for-sale securities					(307)	(307)			(307)
Unrealized loss on investment in Odimo recorded at fair value (See Note 2)					(1,763)	(1,763)			(1,763)

Comprehensive loss					$(11,109)

Stock based compensation expense			834						834
Issuance of common stock during public offering	1,962	19	28,185						28,204
Issuance costs related to the common stock public offering			(1,838)						(1,838)
Issuance of common stock upon exercise of options	860	9	6,986				(1)		6,995

Consolidated balance at October, 1 2005	44,406	$444	$328,638	$(185,769)		$(2,174)	—	$—	$141,139

In June 2005, the Company completed the sale of approximately 1.9 million shares of common stock in the Company’s public offering, which raised approximately $26,366 in net proceeds, which the Company will use for working capital and general corporate purposes, including possible acquisitions.

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

The following table summarizes the stock option activity for the three-month periods ended October 2, 2004 and October 1, 2005:

	Three Months Ended
	October 2, 2004		October 1, 2005
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of period	6,522	$8.35	6,684	$9.58
Granted	143	7.15	77	19.43
Exercised	(183)	5.05	(486)	9.04
Cancelled	(90)	17.56	(72)	12.11

Outstanding, end of period	6,392	8.26	6,203	9.72

Exercisable, end of period	3,990	7.90	4,916	9.60

During the three-month period ended October 1, 2005, the Company granted to employees options to purchase an aggregate of 77,250 shares of the Company’s common stock at prices ranging from $17.07 to $19.50 per share and restricted stock units to purchase an aggregate of 29,954 shares of the Company’s common stock. The weighted average fair value and the weighted average exercise price of the options granted with exercise prices at the then-current market prices of the underlying stock during the three-month period ended October 1, 2005 was $5.40 and $19.43 per share, respectively. For the three- and nine-month periods ended October 1, 2005, the Company recorded stock-based compensation expense of $509 and $834, respectively, relating to options and restricted stock.

During the three-month period ended October 2, 2004, the Company granted to employees options to purchase an aggregate of 80,550 shares of the Company’s common stock at prices ranging from $0.01 to $9.00 per share and granted to directors options to purchase an aggregate of 62,500 shares of the Company’s common stock at a price of $8.11 per share. The weighted average fair value and the weighted average exercise price of the options granted with exercise prices at the then-current market prices of the underlying stock during the three-month period ended October 2, 2004 was $4.57 and $8.53 per share,

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

respectively. The weighted average fair value and the weighted average exercise price of the restricted stock awards granted with exercise prices below the then-current market prices of the underlying stock during the three-month period ended October 2, 2004 was $9.31 and $0.01 per share, respectively. For the three- and nine-month periods ended October 2, 2004, the Company recorded stock-based compensation expense of $11 and $9, respectively, relating to options and restricted stock.

The following table summarizes the warrant activity for the three-month periods ended October 2, 2004 and October 1, 2005:

	Three Months Ended
	October 2, 2004		October 1, 2005
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of period	815	$7.71	815	$7.71
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	—	—	—	—

Outstanding, end of period	815	7.71	815	7.71

Exercisable, end of period	615	9.40	615	9.40

No warrants were granted or issued by the Company during the three- and nine-month periods ended October 1, 2005.

The following table summarizes information regarding options and warrants outstanding and exercisable as of October 1, 2005:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - $6.00	2,340	4.68	$4.78	2,064	$5.09
$6.20 - $10.00	2,409	7.18	9.06	1,475	8.74
$10.87- $24.69	2,269	7.53	14.80	1,992	14.86

$0.01 - $24.69	7,018	6.46	$9.49	5,531	$9.58

As of October 1, 2005, 1,907,741 shares of common stock were available for future grants under the Plans.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

The fair value of options granted under the Plans during the three-month periods ended October 2, 2004 and October 1, 2005 were estimated on the date of grant using the Black-Scholes multiple option pricing model, with the following weighted average assumptions:

	Three Months Ended
Assumption	October 2, 2004	October 1, 2005
Dividend yield	None	None
Expected volatility	91.00%	45.19%
Average risk free interest rate	2.73%	4.18%
Average expected lives	2.39 years	1.96 years

NOTE 8—NET LOSS PER SHARE

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

The amounts used in calculating loss per share data are as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2004	October 1, 2005	October 2, 2004	October 1, 2005
Net loss	$(3,041)	$(4,540)	$(10,390)	$(9,039)

Weighted average shares outstanding - basic and diluted	41,081	44,203	40,980	42,805

Outstanding common stock options having no dilutive effect	6,392	6,203	6,392	6,203

Outstanding common stock warrants having no dilutive effect	815	815	815	815

Convertible shares having no dilutive effect	—	3,229	—	3,229

NOTE 9—COMPREHENSIVE INCOME (LOSS):

The following table summarizes the components of comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	October 2, 2004	October 1, 2005	October 2, 2004	October 1, 2005
Net loss	$(3,041)	$(4,540)	$(10,390)	$(9,039)

Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	25	(227)	(72)	(307)
Unrealized loss on investment in Odimo recorded at fair value	—	(3,315)	—	(1,763)

Other comprehensive income (loss)	25	(3,542)	(72)	(2,070)

Comprehensive loss	$(3,016)	$(8,082)	$(10,462)	$(11,109)

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

NOTE 10—SIGNIFICANT TRANSACTIONS/CONCENTRATIONS OF CREDIT RISK

The Company had $20,064 as of January 1, 2005 and $16,672 as of October 1, 2005, of operating cash and $55,359 as of January 1, 2005 and $95,498 as of October 1, 2005 of cash equivalents and marketable securities invested with three financial institutions, which are potentially subject to credit risk. The composition of these investments is regularly monitored by management of the Company.

NOTE 11—MAJOR SUPPLIERS/ECONOMIC DEPENDENCY

During the three-month period ended October 1, 2005, the Company purchased inventory from one supplier amounting to $17,332 or 39.0% of total inventory purchased. During the nine-month period ended October 1, 2005, the Company purchased inventory from one supplier amounting to $66,621 or 45.9% of total inventory purchased.

During the three-month period ended October 2, 2004, the Company purchased inventory from one supplier amounting to $18,786 or 45.7% of total inventory purchased. During the nine-month period ended October 2 2004, the Company purchased inventory from one supplier amounting to $44,037 or 40.3% of total inventory purchased.

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

In September 2003, the Company learned that it, along with several of its partners, were named in an action in the Circuit Court of Cook County, Illinois, by a private litigant who is alleging that the Company, along with certain of its partners, wrongfully failed to collect and remit sales and use taxes for sales of personal property to customers in Illinois and knowingly created records and statements falsely stating the Company was not required to collect or remit such taxes. The complaint seeks

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

injunctive relief, unpaid taxes, interest, attorneys’ fees, civil penalties of up to $10 per violation, and treble damages under the Illinois Whistleblower Reward and Protection Act. The Company is aware that this same private litigant has filed similar actions against retailers in other states, and it may be possible that the Company and/or its partners may have been or may be named in similar cases in other states. In November 2005, the judge presiding over this matter granted the State of Illinois’ motion to dismiss all claims against the Company and its partners with the exception of one. For the remaining motion, a response is due by the Company in December 2005. While the private litigant can file an appeal with respect to the dismissed claim and while there is one remaining claim being considered by the court, the Company does not believe that it is liable under existing laws and regulations for any failure to collect sales or other taxes relating to internet sales and intends to vigorously defend itself in this matter.

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

Acquisitions

See Note 4 for the Aspherio transaction and the related contingent considerations.

Advertising and Media Agreements

As of October 1, 2005, the Company was contractually committed for the purchase of future advertising totaling approximately $81 through the fiscal year ending December 31, 2005. The expense related to these commitments will be recognized in accordance with the Company’s accounting policy related to advertising (see Note 2).

Partner Revenue Share Payments

As of October 1, 2005 and subject to the satisfaction of certain conditions, the Company was contractually committed to future minimum cash revenue share payments as follows:

Fiscal Year-Ended	Partner Revenue Share Payments
2005	$2,643
2006	3,654
2007	4,500
2008	4,850
2009	5,150
Thereafter	2,650

Total conditional future minimum cash revenue share payments	$23,447

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

NOTE 13—SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Nine Months Ended
	October 2, 2004	October 1, 2005
Cash paid during the period for interest	$201	$864

Noncash Investing and Financing Activities:
Receipt of shares of, and warrants to purchase, Odimo's Series C preferred stock in connection with a conversion of principal due under a note	688	—
Exchange of a portion of a promissory note in connection with a conversion of principal due under the note	(682)	—
Unrealized loss on investment in Odimo recorded at fair value	—	(1,763)
Equipment financed under capital leases	1,604	—
Changes in accrual for purchases of property and equipment	1,509	(1,153)
Net unrealized losses on available-for-sale securities	(72)	(411)

NOTE 14—BUSINESS SEGMENTS

The Company operates in one principal business segment. The Company provides e-commerce solutions that enable retailers, branded manufacturers, entertainment companies and professional sports organizations to operate e-commerce businesses. The Company provides solutions for its partners through its integrated e-commerce platform, which is comprised of three components — core technology, supporting infrastructure and partner services. Through the Company’s integrated e-commerce platform, it provides Web site administration, Web infrastructure and hosting, business intelligence, an e-commerce engine, order management, fulfillment, drop shipping, customer service, buying, creative design, Web site usability, testing and enhancements, channel integration, business-to-business (B-to-B) services, content development and imaging, e-commerce strategy, online marketing and customer relationship management (CRM). The Company currently derives virtually all of its revenues from the sales of products by the Company through its partners’ e-commerce businesses and service fees earned by the Company in connection with the development and operation of its partner’s e-commerce businesses. The Company also derives revenue from fixed and variable fees earned in connection with the development and operation of partners’ e-commerce businesses and the provision of marketing and other services. Substantially all of the Company’s net revenues and operating results are in the United States and Canada. Net revenues and operating results in Canada are not significant. Substantially all of the Company’s identifiable assets are in the United States.

NOTE 15—RELATED PARTY TRANSACTIONS

In the fiscal years-ended December 30, 2000 and December 29, 2001, Interactive Technology Holdings, LLC, a joint venture of Comcast Corporation and QVC, Inc., acquired 10,797,900 shares of the Company’s common stock and warrants to purchase 300,000 shares of the Company’s common stock, which accounted for approximately 26.0% of the Company’s outstanding common stock as of January 1, 2005. On January 31, 2005, ITH effected a distribution of all of its assets, including shares of GSI common stock, to entities affiliated with Comcast and QVC. As of October 1, 2005, entities affiliated QVC beneficially owned approximately 19.1% of the Company’s outstanding common stock. M. Jeffrey Branman, one of the Company’s directors, was the President of Interactive Technology Services, which served as financial advisor to ITH through its dissolution. Mr. Branman is no longer affiliated with ITH, Interactive Technology Services or QVC.

In the fiscal year-ended 2000, the Company entered into a website development and distribution agreement with iQVC, a division of QVC, Inc., pursuant to which the Company provides technology, procurement and fulfillment services for QVC, including selling sporting goods, recreational and/or fitness related equipment and related products, apparel and footwear to QVC for resale through the QVC Web site. The Company recognized net revenues on sales to this related party for the three- and nine-month periods ended October 2, 2004 of $267 and $838, and for the three- and nine-month periods ended October 1, 2005 of $140 and $651 under this Web site development and distribution agreement. The terms of these sales are comparable to those with other business-to-business partners of the Company. As of October 1, 2005, the amount included in accounts receivable net was $12 related to these sales.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

In the fiscal year ended January 3, 2004, the Company entered into a service agreement with QVC pursuant to which QVC provided shipping services to the Company in exchange for fees. The fees charged to the Company by QVC were determined through arms-length negotiations. The Company incurred fees of $290 and $872 for the three- and nine-month period ended October 2, 2004, of which $278 and $834 related directly to products shipped and was charged to cost of revenues from product sales and $12 and $38 related to professional services provided and was charged to sales and marketing expense. This agreement terminated effective April 3, 2005. The Company incurred fees of $17 for the three-month period ended April 2, 2005, of which $13 related directly to products shipped and was charged to cost of revenues from product sales and $4 related to professional services provided and was charged to sales and marketing expense. All fees were incurred in the first quarter due to the termination of the agreement.

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

NOTE 16—LONG-TERM DEBT AND OTHER

On June 1, 2005, the Company completed a public offering of $57.5 million aggregate principal amount of 3% convertible unsecured notes due June 1, 2025, raising net proceeds of approximately $55.0 million, net of approximately $2.5 million of underwriter’s discount and debt issuance costs. The underwriter’s discount and debt issuance costs are being amortized into interest expense using the straight-line method which approximates the effective interest method. The convertible unsecured notes bear interest at 3%, payable semi-annually on June 1 and December 1, beginning December 1, 2005.

Holders may convert the notes into shares of the Company’s common stock at a conversion rate of 56.1545 shares per $1,000 principal amount of notes (representing a conversion price of approximately $17.81 per share), subject to adjustment, on or prior to the close of business on the business day immediately preceding May 1, 2010. Holders may convert only if (i) the trading price of the notes for a defined period is less than 103% of the product of the closing sale price of the Company common stock and the conversion rate or (ii) the Company elects to make certain distributions of assets or securities to all holders of common stock. Upon conversion, the Company will have the right to deliver, in lieu of shares of the Company’s common stock, cash or a combination of cash and shares of the Company’s common stock, which is at the Company’s election. At any time prior to maturity date the Company may irrevocably elect to satisfy the Company’s conversion obligation with respect to the principal amount of the notes to be converted with a combination of cash and shares of the Company’s common stock, which is at the Company’s election. If holders elect to convert their notes in connection with a fundamental change (any transaction or event, as defined in the Indenture, whereby more than 50% of the Company’s common stock is exchanged, converted and/or acquired) that occurs on or prior to June 1, 2010, the Company is required to deliver shares of the Company’s common stock, cash or a combination of cash and shares of the Company’s common stock, which is at the Company’s election, inclusive of a make whole adjustment that could result in up to 11.23 additional shares issued per $1,000 principal amount of notes. This make whole adjustment is based on the sale price of the Company’s common stock.

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

The following table summarizes the Company’s long-term debt and other long-term liabilities as of January 1, 2005 and October 1, 2005:

	January 1, 2005	October 1, 2005
Convertible notes	$—	$57,500
Note payable	12,945	12,903
Capital lease obligation	1,590	873
Other	—	94

	14,535	71,370
Less: Current portion of note payable	(142)	(166)
Less: Current portion of capital lease obligation	(829)	(463)

Total convertible notes and long-term debt and other	$13,564	$70,741

NOTE 17—RESTATEMENTS OF THE FINANCIAL STATEMENTS

First Restatement

As previously disclosed in Amendment No. 2 to Form 10-K/A for the fiscal year ended January 1, 2005 and in Forms 10-Q for the interim periods ended April 2, 2005 and July 2, 2005, the Company determined that the Company’s investments in auction rate securities should have been classified as marketable securities within current assets. Previously, such investments had been classified as cash and cash equivalents. Accordingly, the Company restated the classification to report these investments as marketable securities for the nine-month period ended October 2, 2004, to reflect the gross purchases and sales of these investments as investing activities rather than as a component of cash and cash equivalents.

Second Restatement

During August 2005, the Company became aware of potential discrepancies related to vendor and other credits recorded in the fiscal year ended January 1, 2005. Management informed the Audit Committee about the discrepancies, and the Audit Committee commenced an independent investigation into these matters. As a result of the investigation, which is now concluded, the Company identified $91 of credits recorded in the fiscal year ended January 1, 2005 that should have been recorded in the fiscal year ending December 31, 2005. In addition, the Company separately had identified errors relating to the reconciliation of accounts payable and a misinterpretation of a service fee contract. In connection with the restatement for these errors, the Company also corrected errors identified as of the end of the fiscal year ended January 1, 2005 relating to the reversal of an accrual for marketing expenses and certain other items.

The impact on net loss of correcting for the above errors in the accompanying condensed consolidated financial statements for the three- and nine-months ended October 2, 2004 was a decrease of $6 and an increase of $169, respectively. The impact on accumulated deficit of correcting for these errors as of January 1, 2005 was a decrease of $539. The impact on beginning accumulated deficit for the fiscal year ended December 28, 2002 of correcting for these errors was a decrease of $1,041, which was related solely to the reconciliation of accounts payable.

The Company also identified an error in the presentation of unpaid acquisitions of property and equipment at the end of each reporting period within the statements of cash flows. Previously, unpaid amounts for property additions were reported as a component of changes in operating assets and liabilities and acquisition of property and equipment. Such unpaid amounts should have been reported as a non-cash investing activity.

This Form 10-Q includes restated financial information for prior periods. The Company will file as soon as reasonably practicable a Form 10-K/A Amendment No. 3 (“Form 10-K/A”) for the fiscal year ended January 1, 2005 to restate its consolidated statements of operations and consolidated statements of cash flows for the fiscal years ended January 1, 2005, January 3, 2004 and December 28, 2002 and its consolidated balance sheets for the fiscal years ended January 1, 2005 and January 3, 2004. The Company will file contemporaneously with the Form 10-K/A, Forms 10-Q/A for the three-months ended April 2, 2005 and the three- and six-months ended July 2, 2005.

The impact on net income (loss) of correcting for all of the above errors is summarized as follows:

•	Fiscal year ended January 1, 2005: Previously reported net income of $340 is restated to a net loss of $337.

•	Fiscal year ended January 3, 2004: Previously reported net loss of $12,062 is restated to a net loss of $11,887.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

•	Fiscal year ended December 28, 2002: Previously reported net loss of $33,809 is unchanged.

•	Six-months ended July 2, 2005: Previously reported net loss of $4,453 is restated to a net loss of $4,499.

•	Six-months ended July 3, 2004: Previously reported net loss of $7,174 is restated to a net loss of $7,349.

•	Three-months ended July 2, 2005: Previously reported net loss of $2,777 is restated to a net loss of $2,945.

•	Three-months ended July 3, 2004: Previously reported net loss of $3,146 is unchanged.

•	Three-months ended April 2, 2005: Previously reported net loss of $1,676 is restated to a net loss of $1,554.

•	Three-months ended April 3, 2004: Previously reported net loss of $4,028 is restated to a net loss of $4,203.

As a result, the accompanying condensed consolidated financial statements for the three- and nine- months ended October 2, 2004 and as of January 1, 2005 have been restated from amounts previously reported. The following tables present a summary of the significant effects of the restatements:

	Condensed Consolidated Balance Sheets
	As Previously Reported	First Restatement	Second Restatement	As Restated
January 1, 2005
Cash and cash equivalents	$56,564	$(36,500)	—	$20,064
Marketable securities	18,859	36,500	—	55,359
Accounts receivable, net of allowance of $408	14,908	—	(174)	14,734
Property and equipment, net	74,286	—	101	74,387
Total assets	231,896	—	(73)	231,823
Accounts payable	58,762	—	(739)	58,023
Accrued expenses and other	31,691	—	151	31,842
Total current liabilities	100,794	—	(588)	100,206
Additional paid in capital	294,495	—	(24)	294,471
Accumulated deficit	(177,269)	—	539	(176,730)
Total stockholders’ equity	117,538	—	515	118,053
Total liabilities and stockholders’ equity	231,896	—	(73)	231,823

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Concluded)

(In thousands, except per share data)

(Unaudited)

	Condensed Consolidated Statements of Operations
	As Previously Reported	Second Restatement	As Restated
Three Months Ended October 2, 2004
Stock-based compensation	$390	$(6)	$384
Total operating expenses	29,577	(6)	29,571
Net loss	(3,047)	6	(3,041)
Loss per share	(0.07)	—	(0.07)

Nine Months Ended October 2, 2004
Sales and marketing	$51,054	$128	$51,182
Product development	14,118	47	14,165
Stock-based compensation	1,170	(6)	1,164
Total operating expenses	87,114	169	87,283
Net loss	(10,221)	(169)	(10,390)
Loss per share	(0.25)	—	(0.25)

	Condensed Consolidated Statement of Cash Flows
	As Previously Reported	First Restatement	Second Restatement	As Restated
Nine Months Ended October 2, 2004
Net loss	$(10,221)	$—	$(169)	$(10,390)
Stock-based compensation	1,170	—	(6)	1,164
Accounts payable and accrued expenses and other	514	—	(1,334)	(820)
Net cash used in operating activities	(14,012)	—	(1,509)	(15,521)
Acquisition of property and equipment	(28,105)	—	1,509	(26,596)
Purchases of marketable securities	(7,513)	(21,675)	—	(29,188)
Sales of marketable securities	2,605	26,625	—	29,230
Net cash used in investing activities	(29,767)	4,950	1,509	(23,308)
Net decrease in cash and cash equivalents	(28,826)	4,950	—	(23,876)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “plan”, “will”, “would”, “should”, “guidance”, “potential”, “continue”, “project”, “forecast”, “confident”, “prospects”, and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industries and markets in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, the impact of 123R, consumer spending, the financial markets and the industries in which we and our partners operate, changes affecting the Internet and e-commerce, our ability to develop and maintain relationships with strategic partners and suppliers and the timing of our establishment or extension or termination of our relationships with strategic partners, our ability to timely and successfully develop, maintain and protect our technology and product and service offerings and execute operationally, our ability to attract and retain qualified personnel, our ability to successfully integrate our acquisitions of other businesses, if any, and the performance of acquired businesses. More information about potential factors that could affect us is described under the heading of “Risk Factors.” We expressly disclaim any intent or obligation to update these forward-looking statements, except as otherwise specifically stated by us.

Overview and Executive Summary

•	We are a leading provider of e-commerce solutions that enable retailers, branded manufacturers, entertainment companies and professional sports organizations to operate e-commerce businesses. We provide solutions for our partners through our integrated e-commerce platform, which is comprised of three components: core technology, supporting infrastructure and partner services. Through our platform, we provide Web site administration, Web infrastructure and hosting, business intelligence, an e-commerce engine, order management, fulfillment, drop shipment, customer service, buying, creative design, Web site usability, testing and enhancement services, channel integration, business-to-business (B-to-B) services, content development and imaging, e-commerce strategy, online marketing and customer relationship management (CRM).

•	We offer what we believe is a comprehensive and compelling value proposition that includes the provision of expertise and infrastructure to enable our partners to grow their e-commerce businesses and to use their e-commerce businesses as a channel to complement and enhance their offline businesses. We have built and continue to develop expertise in integrated online technology, marketing and retailing, which we deliver across a shared technology, supporting infrastructure and partner services platform. We continually add new services and functions to our platform. As part of our continuing efforts to add value to our platform, we evaluate opportunities to acquire complementary or new businesses or assets.

•	Generally, we launch the website of a new partner within three to six months after entering into a contract with that partner. During the period in which we are planning and developing a new partner’s Web site, we incur development and launch expenses without any accompanying revenues. We anticipate that new Web sites typically will contribute to our income from operations in their first full year of operation.

•	We derive virtually all of our revenues from sales of products by us through our partners’ e-commerce businesses and service fees earned by us in connection with the development and operation of our partners’ e-commerce businesses. Our revenue growth of $68.6 million in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 was due to an increase in revenues of $54.5 million from product sales in both our sporting goods and other categories, as well as an increase of $14.1 million in service fee revenues. These increases were driven primarily by our partners’ e-commerce businesses that were operated for the entirety of both periods as well as the addition of new partners in fiscal 2004, which contributed to increased sales in the first nine months of fiscal 2005.

•	Our gross profit increased $26.1 million in the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004 as a result of sales growth in new and existing partners. The gross margin on product sales decreased from 25.7% to 24.8%, which was a result of a shift in sales mix from sporting goods to consumer electronics, which carry a lower gross margin than sporting goods. We specifically do not record cost of service fee revenue. The cost of sales of the merchandise on which we earn service fees are costs incurred by our service-fee partners because they are the owners and sellers of the merchandise. Accordingly, our gross margin on service revenues is 100%. Our gross margin on product sales has typically been impacted by the mix of products sold between our sporting goods and other categories as well as within our sporting goods category.

•	Operating expenses increased from $87.3 million in the first nine months of fiscal 2004 to $111.8 million in the first nine months of fiscal 2005, primarily as a result of increased payroll related costs and variable expenses such as credit card fees, advertising costs, subsidized shipping, partner revenue share and communication costs to support the growth of our business.

•	Effective July 6, 2005, we acquired an irrevocable right that conveys the voting and economic rights to shares representing 51% of the shares in Aspherio, S.L. We also have the right to acquire all of the outstanding shares of Aspherio and the shareholders of Aspherio have the right to require us to acquire all of the outstanding shares of Aspherio. Subject to the satisfaction of certain conditions, the acquisition of Aspherio is expected to close in late 2005 or early 2006. If consummated, the purchase price for the acquisition of control, and for the acquisition of the shares of Aspherio, will be approximately $4.0 million plus an earn-out based on performance of the Aspherio business. Of the $4.0 million, $2.7 million will be paid in cash and $1.3 million will be paid in cash or our common stock, at our election. We do not expect the acquisition to have a material impact on our financial results for fiscal 2005 or 2006.

•	On June 1, 2005, we raised approximately $80 million of net proceeds through the concurrent sale of 1.8 million shares of common stock and $57.5 million aggregate principal amount of 3% convertible notes due 2025. We plan to use the net proceeds for working capital and general corporate purposes, including possible acquisitions.

•	During the third quarter of fiscal 2005, we changed our estimate for computing the amount of inbound freight capitalized in inventory. In the three and nine months ended

October 1, 2005, the impact of the change in estimate decreased cost of revenues by $0.6 million, and decreased loss per share by $0.01.

•	On November 12, 2005, we determined to restate our consolidated statements of operations and consolidated statements of cash flows for fiscal 2004, fiscal 2003 and fiscal 2002 and our consolidated balance sheets as of January 1, 2005 and January 3, 2004 and previously reported interim condensed consolidated financial statements for fiscal 2005 and fiscal 2004. See “Restatements of Financial Statements” below and Note 17.

Results of Operations

Comparison of the three and nine-month periods ended October 2, 2004 and October 1, 2005

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

The following tables show net revenues by source for the third quarter of fiscal 2004 and the third quarter of fiscal 2005, the first nine months of fiscal 2004 and the first nine months of fiscal 2005, the percentages that such revenues bear to total net revenues and the period over period changes in net revenues.

Three-month period ended October 2, 2004 and October 1, 2005:

	Third Fiscal Qtr. 2004		Third Fiscal Qtr. 2005		Third Fiscal Qtr. 2005 vs Third Fiscal Qtr. 2004
	$	%	$	%	$	%
Net revenues from product sales - sporting goods	$29.8	43.4%	$38.1	44.9%	$8.3	27.9%
Net revenues from product sales - other	26.1	38.0%	30.4	35.8%	4.3	16.5%

Net revenue from product sales	55.9	81.5%	68.5	80.7%	12.6	22.5%
Service fee revenue	12.7	18.5%	16.4	19.3%	3.7	29.1%

Net revenues	$68.6	100%	$84.9	100%	$16.3	23.8%

Net revenues from product sales increased $12.6 million in the third quarter of fiscal 2005 primarily due to the growth of our existing partners’ businesses. Of this increase, $8.3 million was due to an increase in sales in our sporting goods category and $4.3 million was due to an increase in sales in our other product category, which primarily includes consumer electronics.

Service fee revenues increased $3.7 million for the third quarter of 2005, due primarily to a $3.2 million increase related to the launch of new fee-based partners in fiscal 2004 and 2005 and growth in existing partners.

Nine-month period ended October 2, 2004 and October 1, 2005:

	First Nine Months Fiscal 2004		First Nine Months Fiscal 2005		First Nine Months Fiscal 2005 vs First Nine Months Fiscal 2004
	$	%	$	%	$	%
Net revenues from product sales - sporting goods	$95.1	47.7%	$119.8	44.7%	$24.7	26.0%
Net revenues from product sales - other	70.7	35.4%	100.5	37.5%	29.8	42.1%

Net revenue from product sales	165.8	83.1%	220.3	82.2%	54.5	32.9%
Service fee revenue	33.7	16.9%	47.8	17.8%	14.1	41.8%

Net revenues	$199.5	100.0%	$268.1	100.0%	$68.6	34.4%

Net revenues from product sales increased $54.5 million for the first nine months of fiscal 2005 primarily due to the growth of our existing partners’ businesses. Of this increase, $24.7 million was due to an increase in sales in our sporting goods category and $29.8 million was due to an increase in sales in our other product category, which primarily includes consumer electronics.

Service fee revenues increased $14.1 million for the first nine months of fiscal 2005 due primarily to an increase of $13.6 million related to the launch of new fee-based partners in fiscal 2004 and 2005 and growth in existing partners.

Cost of Revenues

Cost of revenues consists of cost of revenues from product sales and cost of service fee revenues. Cost of revenues from product sales include the cost of products sold and inbound freight related to those products, as well as outbound shipping and handling costs, other than those related to promotional free shipping and subsidized shipping and handling which are included in sales and marketing expense. We specifically do not record cost of service fee revenue. The cost of the sales of the merchandise on which we earn service fees is incurred by our service-fee partners because they are the owners and sellers of the merchandise.

The following tables show cost of revenues for the third quarter of fiscal 2004 and third quarter of fiscal 2005, the first nine months of fiscal 2004 and the first nine months of fiscal 2005, the percentages that such costs bear to total net revenues and the period over period changes in cost of revenues.

Three-month period ended October 2, 2004 and October 1, 2005:

	Third Fiscal Qtr. 2004		Third Fiscal Qtr. 2005		Third Fiscal Qtr. 2005 vs Third Fiscal Qtr. 2004
	$	%	$	%	$	%
Cost of revenue from product sales	$42.2	61.5%	$50.7	59.7%	$8.5	20.1%

As a percentage of net revenues, cost of revenues decreased from 61.5% in third quarter of fiscal 2004 to 59.7% in third quarter of fiscal 2005. The decrease in cost of revenues was primarily due to increased margins in the consumer electronics business and increased margins due to new partner launches most of which were service fee partners. In addition, a change in estimate for inbound freight (see Note 2) decreased cost of revenues by 0.7% for the third quarter of fiscal 2005. Also, cost of revenues from product sales as a percentage of net revenues from product sales decreased from approximately 75.5% in third quarter of fiscal 2004 to approximately 74.0% in third quarter of fiscal 2005.

Nine-month period ended October 2, 2004 and October 1, 2005:

	First Nine Months Fiscal 2004		First Nine Months Fiscal 2005		First Nine Months Fiscal 2005 vs First Nine Months Fiscal 2004
	$	%	$	%	$	%
Cost of revenue from product sales	$123.2	61.8%	$165.7	61.8%	$42.5	34.5%

As a percentage of net revenues, cost of revenues remained the same at 61.8% for both the first nine months of fiscal 2004 and the first nine months of fiscal 2005. Cost of revenues from product sales as a percentage of net revenues from product sales increased from approximately 74.3% in the first nine months of fiscal 2004 to approximately 75.2% in the first nine months of fiscal 2005.

Gross Profit

Gross profit consists of gross profit from product sales and gross profit from service fees. Because we do not record cost of service fee revenues, net revenues from service fees and gross profit from service fees are the same. The following tables show gross profit for the third quarter of fiscal 2004 and the third quarter of fiscal 2005, the first nine months of fiscal 2004 and the first nine months of fiscal 2005, the percentages that such gross profit bears to product sales, service fees and total net revenues and the period over period changes in gross profit.

Three-month period ended October 2, 2004 and October 1, 2005:

	Third Fiscal Qtr 2004				Third Fiscal Qtr 2005				Third Fiscal Qtr. 2005 vs Third Fiscal Qtr. 2004
	$	% of Product Sales	% of Service Fees	% of Net Revenue	$	% of Product Sales	% of Service Fees	% of Net Revenue	$ Change	% Change
Gross profit from product sales	$13.7	24.5%	—		$17.8	26.0%	—		$4.1	29.9%
Gross profit from service fees	12.7	—	100%		16.4	—	100%		3.7	29.1%

Gross profit	$26.4			38.5%	$34.2			40.3%	$7.8	29.5%

The increase in gross profit for the third quarter of fiscal 2005 was due to a $4.1 million increase in gross profit from product sales and a $3.7 million increase in service fee revenues primarily of our existing partners. The increase in gross profit as a percentage of net revenues in third quarter of fiscal 2005 was largely driven by a lower percentage increase in product sales in the other category, which is primarily consumer electronics that carry a lower gross margin than product sales of sporting goods. Gross profit from product sales represented 51.9% of total gross profit in third quarter of fiscal 2004 and 52.0% of total gross profit in third quarter of fiscal 2005. Gross profit from service fee revenues represented 48.1% of total gross profit in third quarter of fiscal 2004 and 48.0% of total gross profit in third quarter of fiscal 2005. The gross profit on product sales increased from 24.5% in third quarter of fiscal 2004 to 26.0% in third quarter of fiscal 2005 due primarily to a greater increase in sales from sporting goods than in consumer electronics.

Nine-month period ended October 2, 2004 and October 1, 2005:

	First Nine Months Fiscal 2004				First Nine Months Fiscal 2005				First Nine Months Fiscal 2005 vs First Nine Months Fiscal 2004
	$	% of Product Sales	% of Service Fees	% of Net Revenue	$	% of Product Sales	% of Service Fees	% of Net Revenue	$ Change	% Change
Gross profit from product sales	$42.6	25.7%	—		$54.6	24.8%	—		$12.0	28.2%
Gross profit from service fees	33.7	—	100%		47.8	—	100%		14.1	41.8%

Gross profit	$76.3			38.2%	$102.4			38.2%	$26.1	34.2%

The increase in gross profit for the first nine months of fiscal 2005 was due to a $14.1 million increase in service fee revenues and a $12.0 million increase in gross profit from product sales primarily of our existing partners. The lack of change in gross profit as a percentage of net revenues in first nine months of fiscal 2005 was largely driven by a lower percentage increase in product sales in the other category, which is primarily consumer electronics that carry a lower gross margin than product sales of sporting goods. Gross profit from product sales represented 55.8% of total gross profit in nine months of fiscal 2004 and 53.3% of total gross profit in first nine months of fiscal 2005. Gross profit from service fee revenues represented 44.2% of total gross profit in first nine months of fiscal 2004 and 46.7% of total gross profit in first nine months of fiscal 2005. The gross profit on product sales decreased from 25.7% in first nine months of fiscal 2004 to 24.8% in first nine months of fiscal 2005 due primarily to a shift in sales from sporting goods to consumer electronics.

Operating Expenses

Operating expenses consist of sales and marketing expenses, product development expenses, general and administrative expenses, stock-based compensation expense and depreciation and amortization expenses.

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

Depreciation and Amortization Expenses. Depreciation and amortization expenses relate primarily to the depreciation of our corporate headquarters and Louisville, Kentucky fulfillment center, the depreciation and amortization of the capitalized costs for our purchased and internally developed technology, including a portion of the cost related to the employees that developed such technology, hardware and software, and the depreciation of improvements, furniture and equipment at our corporate headquarters, our Louisville and Shepherdsville, Kentucky fulfillment centers and our Melbourne, Florida customer contact center.

The following tables show operating expenses for third quarter of fiscal 2004 and the third quarter of fiscal 2005, the first nine months of fiscal 2004 and the first nine months of fiscal 2005, the percentages that such expenses bear to net revenues and the period over period changes in operating expenses.

Three-month period ended October 2, 2004 and October 1, 2005:

	Third Fiscal Qtr 2004		Third Fiscal Qtr 2005		Third Fiscal Qtr 2005 vs Third Fiscal Qtr 2004
	$	%	$	%	$ Change	% Change
Sales and marketing expenses	$16.8	24.5%	$21.6	25.4%	$4.8	28.6%
Product development expenses	5.2	7.4%	7.4	8.7%	2.2	42.3%
General and administrative expenses	4.5	6.6%	4.9	5.8%	0.4	8.9%
Stock-based compensation expense	0.4	0.6%	1.1	1.3%	0.7	175.0%
Depreciation and amortization expenses	2.7	3.9%	3.7	4.4%	1.0	37.0%

Total operating expenses	$29.6	43.0%	$38.7	45.6%	$9.1	30.7%

Sales and marketing expenses increased $4.8 million in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 primarily due to a $1.4 million increase in partner revenue share charges, a $1.1 million increase in payroll and related costs principally in our fulfillment operations, a $1.1 million increase in other variable expenses primarily caused by higher sales volumes in the third quarter of fiscal 2005, a $0.6 million increase in credit card fees and a $0.6 million increase in online marketing expense.

Product development expenses increased $2.2 million in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 primarily due to a $1.8 million increase in staffing and related costs and a $0.4 million increase in other product development expenses. The increases in these costs were the result of new partner launches, the development of enhanced functionality for our partners’ e-commerce businesses and continue to improvements in the capacity, stability and security of our e-commerce platform.

General and administrative expenses increased $0.4 million in the third quarter of fiscal 2005 compared to third quarter of fiscal 2004 primarily due to a $0.5 million increase due to investments in payroll and related costs to support the growth of our business, offset by a $0.1 million reduction in other general and administrative expenses.

Stock-based compensation expense increased $0.7 million for the third quarter of fiscal 2005 compared to the third quarter of 2004 primarily due to a $0.2 million increase in the amortization of deferred compensation expense relating to options subject to variable accounting, a $0.3 million increase in expense relating to stock awards, and a $0.2 million increase in deferred partner revenue share charges resulting from higher product sales from the e-commerce business of the partner that received shares of common stock. As of the end of third quarter of fiscal 2005, we had an aggregate of $0.8 million of deferred stock-based compensation remaining to be amortized. We had stock-based compensation expense related to the amortization of deferred partner revenue share charges of $0.4 million for the third quarter of fiscal 2004 and $0.6 million for third quarter of fiscal 2005.

Depreciation and amortization expenses increased $1.0 million for the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 primarily due to additional assets to build, manage and operate our business, offset, in part, by certain previously purchased assets becoming fully depreciated in fiscal 2004.

Nine-month period ended October 2, 2004 and October 1, 2005:

	First Nine Months Fiscal 2004		First Nine Months Fiscal 2005		First Nine Months Fiscal 2005 vs First Nine Months Fiscal 2004
	$	%	$	%	$ Change	% Change
Sales and marketing expenses	$51.2	25.6%	$63.8	23.8%	$12.6	24.6%
Product development expenses	14.1	7.1%	20.4	7.6%	6.3	44.7%
General and administrative expenses	12.8	6.4%	14.6	5.4%	1.8	14.1%
Stock-based compensation expense	1.2	0.6%	2.6	1.0%	1.4	116.7%
Depreciation and amortization expenses	8.0	4.0%	10.4	3.9%	2.4	30.0%

Total operating expenses	$87.3	43.7%	$111.8	41.7%	$24.5	28.1%

Sales and marketing expenses increased $12.6 million from the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 primarily due to a $6.8 million increase in volume related expenses such as credit card fees, advertising costs, ship subsidy, communication costs, partner revenue share, and packaging and warehouse costs, a $3.8 million increase in payroll and related costs principally in our fulfillment operations, a $1.2 million increase in occupancy costs primarily due to the opening of a second distribution center in Shepherdsville, Kentucky and a $0.8 million increase in other selling and marketing expenses.

Product development expenses increased $6.3 million in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 primarily due to a $5.0 million increase in staffing and related costs, a $0.9 million increase in communication, software maintenance, and equipment maintenance costs and an increase of $0.4 million in other product development expenses. The increases in these costs were the result of new partner launches, the development of enhanced functionality for our partners’ e-commerce businesses and improvements in the capacity, stability and security of our e-commerce platform.

General and administrative expenses increased $1.8 million from the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 primarily due to a $2.5 million increase in payroll and related costs to support the growth of our business, which was partially offset by a $0.7 million decrease in other employee costs.

Stock-based compensation expense increased $1.4 million for the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 primarily due to a $0.8 million increase in expense relating to stock awards and a $0.6 million increase in deferred partner revenue share charges resulting from higher product sales from the e-commerce business of the partner that received shares of common stock. As of the end of first nine months of fiscal 2005, we had an aggregate of $0.8 million of deferred stock-based compensation remaining to be amortized. We had stock-based compensation expense related to the amortization of deferred partner revenue share charges of $1.1 million for the first nine months of fiscal 2004 and $1.7 million for first nine months of fiscal 2005.

Depreciation and amortization expenses increased $2.4 million for the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 primarily due to additional assets to build, manage and operate our business, offset in part, by certain previously purchased assets becoming fully depreciated in fiscal 2004.

Other (Income) Expense

Other (income) expense consists of expenses related to a minority interest held by a third party in a joint venture with us, minority interest held by the other shareholders of Aspherio, and gains and losses on the disposition of assets. Interest expense consists primarily of interest expense paid in connection with a mortgage note that we have on our new corporate headquarters, interest expense on capital leases and interest expense related to the issuance of convertible notes. Interest income consists primarily of interest earned on cash, cash equivalents, and marketable securities.

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

Certain Related Party Transactions

In fiscal 2000 and 2001, Interactive Technology Holdings, LLC, a joint venture of Comcast Corporation and QVC, Inc., acquired 10,797,900 shares of our common stock and warrants to purchase 300,000 shares of our common stock, which accounted for approximately 26.0% of our outstanding common stock as of January 1, 2005. On January 31, 2005, ITH effected a distribution of all of its assets, including shares of GSI common stock, to entities affiliated with Comcast and QVC. As of October 1, 2005, entities affiliated with QVC beneficially owned approximately 19.1% of our outstanding common stock. M. Jeffrey Branman, one of our directors, was the President of Interactive Technology Services, which served as financial advisor to ITH through its dissolution. Mr. Branman is no longer affiliated with ITH, Interactive Technology Services or QVC.

In fiscal 2000, we entered into a website development and distribution agreement with iQVC, a division of QVC, Inc., pursuant to which we provide technology, procurement and fulfillment services for QVC, including selling sporting goods, recreational and/or fitness related equipment and related products, apparel and footwear to QVC for resale through the QVC website. We recognized net revenues of $140,000 and $651,000 for the third quarter and first nine months of fiscal 2005 sales to QVC under this website development and distribution agreement. The terms of these sales are comparable to those with our other business-to-business partners. Included in accounts receivable as of the end of the third quarter of fiscal 2005 was $12,000 related to these sales.

In fiscal 2003, we entered into a services agreement with QVC, Inc. pursuant to which QVC provided shipping services to us in exchange for fees. The fees charged to us by QVC were determined through arms-length negotiations. This agreement terminated effective April 3, 2005. We incurred fees of $16,780 for the first nine months of fiscal 2005, of which $12,794 related directly to products shipped and was charged to cost of revenues from product sales and $3,986 related to fulfillment services provided and was charged to sales and marketing expense. These fees were incurred in the first quarter of fiscal 2005 as the agreement terminated April 3, 2005.

We were the beneficial owner of Series C and Series D Convertible Preferred Stock of Odimo Incorporated, referred to as Odimo, and warrants to acquire additional shares of Series C and Series D Convertible Preferred Stock of Odimo. These securities were acquired in connection with the sale of certain assets of our Ashford.com subsidiary in 2002.

In February, 2005, Odimo completed an initial public offering through the issuance of 3,125,000 shares of its common stock. Effective upon completion of Odimo’s initial public offering, we exercised our warrants to acquire Series C and Series D Convertible Preferred Stock of Odimo and converted all of such shares, along with our already held shares of Series C and Series D Convertible Preferred Stock of Odimo, into an aggregate of 824,594 shares of common stock of Odimo. We own approximately 11.5% of the outstanding common stock of Odimo Incorporated. SOFTBANK Capital Partners LLC and its affiliates collectively own approximately 11.9% of the outstanding common stock of Odimo. As of November 4, 2005, SOFTBANK Capital Partners LLC and its affiliates collectively own approximately 18.4% of our outstanding common stock. Ronald D. Fisher, one of our directors, is vice-chairman of SOFTBANK Holdings Inc. and SOFTBANK Corp. and a managing general partner of SOFTBANK Capital Partners LP, which are affiliates of SOFTBANK Capital Partners LLC, and Michael S. Perlis, one of our directors, is also managing partner of SOFTBANK Capital Partners LP.

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

Restatements of Financial Statements

First Restatement

As previously disclosed in Amendment No. 2 to Form 10-K/A for the fiscal 2004 and in Forms 10-Q for the first and second quarters of fiscal 2005, we determined that our investments in auction rate securities should have been classified as marketable securities within current assets. Previously, such investments had been classified as cash and cash equivalents. Accordingly, we restated the classification to report these investments as marketable securities for the nine-month period ended October 2, 2004, to reflect the gross purchases and sales of these investments as investing activities rather than as a component of cash and cash equivalents.

Second Restatement

During August 2005, we became aware of potential discrepancies related to vendor and other credits recorded in fiscal 2004. Management informed the Audit Committee about the discrepancies, and the Audit Committee commenced an independent investigation into these matters. As a result of the investigation, which is now concluded, we identified $91,000 of credits recorded in fiscal 2004 that should have been recorded in fiscal 2005. In addition, we separately had identified errors relating to the reconciliation of accounts payable and a misinterpretation of a service fee contract. In connection with the restatement for these errors, we also corrected errors identified as of the end of fiscal 2004 relating to the reversal of an accrual for marketing expenses and certain other items.

The impact on net loss of correcting for the above errors in the accompanying condensed consolidated financial statements for the three- and nine-months ended October 2, 2004 was a decrease of $6,000 and an increase of $169,000, respectively. The impact on accumulated deficit of correcting for these errors as of January 1, 2005 was a decrease of $0.5 million. The impact on beginning accumulated deficit for fiscal 2002 of correcting for these errors was a decrease of $1.04 million, which was related solely to the reconciliation of accounts payable.

We also identified an error in the presentation of unpaid acquisitions of property and equipment at the end of each reporting period within the statements of cash flows. Previously, unpaid amounts for property additions were reported as a component of changes in operating assets and liabilities and acquisition of property and equipment. Such unpaid amounts should have been reported as a non-cash investing activity.

This Form 10-Q includes restated financial information for prior periods. We will file as soon as reasonably practicable a Form 10-K/A Amendment No. 3 (“Form 10-K/A”) for the fiscal year ended January 1, 2005 to restate our consolidated statements of operations and consolidated statements of cash flows for the fiscal 2004, fiscal 2003 and fiscal 2002 and our consolidated balance sheets for fiscal 2004 and fiscal 2003. We will file contemporaneously with the Form 10-K/A, Forms 10-Q/A for the first and second quarter of fiscal 2005.

The impact on net income (loss) of correcting for all of the above errors is summarized as follows:

•	Fiscal 2004: Previously reported net income of $0.3 million is restated to a net loss of $0.3 million.

•	Fiscal 2003: Previously reported net loss of $12.1 million is restated to a net loss of $11.9 million.

•	Fiscal 2002: Previously reported net loss of $33.8 million is unchanged.

•	Six-months ended July 2, 2005: Previously reported net loss of $4.45 million is restated to a net loss of $4.50 million.

•	Six-months ended July 3, 2004: Previously reported net loss of $7.2 million is restated to a net loss of $7.3 million.

•	Second quarter of fiscal 2005: Previously reported net loss of $2.8 million is restated to a net loss of $2.9 million.

•	Second quarter of fiscal 2004: Previously reported net loss of $3.1 million remains unchanged.

•	First quarter of fiscal 2005: Previously reported net loss of $1.7 million is restated to a net loss of $1.6 million.

•	First quarter of fiscal 2004: Previously reported net loss of $4.0 million is restated to a net loss of $4.2 million.

As a result, the condensed consolidated financial statements for the three- and nine- months ended October 2, 2004 and as of January 1, 2005 have been restated from amounts previously reported, see Note 17. Accordingly, amounts presented in Management’s Discussion and Analysis include the effects of the above restatements.

Liquidity and Capital Resources

Our principal source of liquidity is our cash, cash equivalents and marketable securities. Our cash, cash equivalents, and marketable securities balances were $75.4 million as of the end of fiscal 2004 and $112.2 million as of the end of the third quarter of fiscal 2005.

Since our entry into the e-commerce business in 1999, we have primarily funded our operations with approximately $258.5 million in cash raised in equity and debt financings. We also received an aggregate of $23.5 million in proceeds from the sales of our discontinued operations in fiscal 1999 and fiscal 2000 and $35.7 million in cash from the acquisition of Fogdog, Inc. in fiscal 2000. We used a portion of the cash from these transactions in connection with the exit from our discontinued operations and the balance for the working capital needs to fund operating losses incurred prior to fiscal 2004 and general business purposes of our e-commerce business. We also used $7.1 million in cash in connection with our acquisition of Ashford.com, Inc. in March 2002 and received $1.0 million in cash and a secured note in the principal amount of $4.5 million in connection with our sale of certain assets of Ashford in December 2002 and March 2003. This note was repaid in full in August 2004. In June 2005, we received proceeds of approximately $80 million net of underwriter’s discount and offering expenses from the completion of our public offering of common stock and convertible notes. We intend to use the net proceeds from the offering for working capital and general corporate purposes, including possible acquisitions.

We had working capital of $30.1 million as of the end of fiscal 2004 and $99.0 million as of the end of the third quarter of fiscal 2005, and an accumulated deficit of $176.7 million as of the end fiscal 2004 and $185.8 million as of the end of the third quarter of fiscal 2005.

We used approximately $26.3 million in net cash for operating activities during the first nine months of fiscal 2005. Our principal sources of operating cash during the first nine months of fiscal 2005 were payments received from customers and fee-based partners, which generally approximate our net revenues from product sales and our service fee revenues, respectively. Our principal uses of operating cash during the first nine months of fiscal 2005 were cash paid to product suppliers, employee compensation and partner revenue share payments. Changes in our operating assets and liabilities during the first nine months of fiscal 2005 resulted in a net cash outflow of $30.3 million. The most significant changes were a decrease in accounts payable, accrued expenses and other, offset, in part, by a decrease in inventory compared to the end of fiscal 2004. The decrease in accounts payable, accrued expenses and other was due primarily to a decrease in trade accounts payable due primarily to lower inventory levels at the end of the third quarter of fiscal 2005 and a decrease in amounts owed to partners, which were related to increased sales volume in the fourth quarter of fiscal 2004. Our investing activities during the first nine months of fiscal 2005 consisted primarily of the purchase of $117.0 million and sale of $76.5 million of marketable securities. During the first nine months of fiscal 2005, we also incurred capital expenditures of $23.2 million and the acquisition of Aspherio, net of cash, of $.4 million. Our financing activities during the first nine months of fiscal 2005 consisted of the receipt of $7.0 million in gross proceeds from exercises of common stock options and $85.7 million in gross proceeds from public offering of equity and debt.

We used approximately $15.5 million in net cash for operating activities during the first nine months of fiscal 2004. Our principal sources of operating cash during the first nine months of fiscal 2004 were payments received from customers and fee-based partners, which generally approximate our net revenues from product sales and our service fee revenues, respectively. Our principal uses of operating cash during the first nine months of fiscal 2004 were cash paid to product suppliers, employee compensation and partner revenue share payments. Changes in our operating assets and liabilities during the first nine months of fiscal 2004 resulted in a net cash outflow of $14.3 million. The most significant changes were an increase in accounts receivable, an increase in inventory and a decrease in deferred revenue compared to the end of fiscal 2003. The increase in accounts receivable was due primarily to decreases in our accounts receivable reserves and an increase in term sales. The increase in inventory was due primarily to the seasonal timing of inventory purchases. The decrease in deferred revenue was due to a decrease in service fees paid to us in advance by certain partners. Our investing activities during the first nine months of fiscal 2004 consisted primarily of the purchase of our new corporate headquarters and other capital expenditures totaling approximately $26.6 million. During the first nine months of fiscal 2004, we also purchased $29.2 million and sold $29.2 million of marketable securities and received $3.2 million in principal payments on notes receivable. Our financing activities during the first nine months of fiscal 2004 consisted primarily of the receipt of $13.0 million in gross proceeds from a mortgage note on our new corporate headquarters.

In June 2005, we increased our long-term debt contractual obligations. We completed an offering of $57.5 million of 3.0% convertible unsecured notes due June 1, 2025. Interest on the notes is payable semi-annually on June 1 and December 1, beginning December 1, 2005.

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

Although we recorded a profit in fiscal 2004, we incurred losses over the prior five fiscal years and in the first three quarters of fiscal 2005 while operating our business. As of the end of the third quarter of fiscal 2005, we had an accumulated deficit of $185.8 million. We may not generate sufficient revenue from our existing partners, add an appropriate number of new partners or adequately control our expenses. While we expect to be profitable in fiscal 2005, there can be no assurances that we will be able to achieve profitability.

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

For the e-commerce businesses for which we own inventory, we primarily purchase products from the manufacturers and distributors of the products. For the e-commerce businesses for which our partners own inventory, our partners typically purchase products from the manufacturers and distributors of products or source their own products. If we or our partners are unable to develop and maintain relationships with these manufacturers, distributors or sources we or our partners may be unable to obtain or continue to carry a sufficient assortment and quantity of quality merchandise on acceptable commercial terms and our partners’ e-commerce businesses and our business could be adversely impacted. We do not have written contracts with some of our suppliers. During the third quarter of fiscal 2005, we purchased 39.0% of the total amount of inventory we purchased from one manufacturer. In addition, during the third quarter of fiscal 2004, we purchased 45.7% of the total amount of inventory we purchased from the same manufacturer. During the first nine months of fiscal 2005, 45.9% of the total amount of inventory we purchased was from one manufacturer. In addition, during the first nine months of fiscal 2004, 40.3% of the total amount of inventory we purchased was from the same manufacturer. While we have a contract with this manufacturer, this manufacturer and other manufacturers could stop selling products to us or our partners to remove their products or logos from our partners’ Web sites. If we or our partners are unable to obtain products directly from manufacturers, especially popular brand manufacturers, we or our partners may not be able to obtain the same or comparable merchandise in a timely manner or on acceptable commercial terms.

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

In September 2003, we learned that we, along with several of our partners, were named in an action in the Circuit Court of Cook County, Illinois, by a private litigant who is alleging that we, along with certain of our partners, wrongfully failed to collect and remit sales and use taxes for sales of personal property to customers in Illinois and knowingly created records and statements falsely stating we were not required to collect or remit such taxes. The complaint seeks injunctive relief, unpaid taxes, interest, attorneys’ fees, civil penalties of up to $10,000 per violation, and treble damages under the Illinois Whistleblower Reward and Protection Act. We are aware that this same private litigant has filed similar actions against retailers in other states, and it is possible that we and/or partners may have been or may be named in similar cases in other states. While in November 2005, the judge granted a motion to dismiss, one claim remains and the private litigate could fix an appeal for the dismissed claims. We do not believe that we are liable under existing laws and regulations for any failure to collect sales or other taxes relating to Internet sales in Illinois and intend to vigorously defend ourselves in this matter. However, we may incur substantial expenses in defending against this claim. In the event of a determination adverse to us, we may incur substantial monetary liability, and be required to change our business practices, either of which could have a material adverse effect on our business, financial position or results of operations.

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

Our success depends to a significant degree upon the contribution of our executive officers and other key personnel, particularly Michael G. Rubin, chairman of the board and chief executive officer. Although we have employment agreements with most of our executive officers and key personnel, these employees could terminate their employment with us at any time. Due to the competition for highly qualified personnel, we cannot be sure that we will be able to retain or attract executive, managerial or other key personnel. We have obtained key person life insurance for Mr. Rubin in the amount of $9.0 million. We have not obtained key person life insurance for any of our other executive officers or key personnel.

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

In fiscal 2004 we documented and evaluated our internal controls over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. In this regard, management dedicates internal resources, engages outside consultants and adopts a detailed work plan to annually (i) assess and document the adequacy of internal controls over financial reporting, (ii) take steps to improve control processes, where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. In the third quarter of fiscal 2005, we determined that a systemic report that we relied on to reconcile our accounts payable balance was defective and our reliance on a defective report may be a material weakness. If we fail to correct any issues in the design or operating effectiveness of internal controls over financial reporting or fail to prevent fraud, including creating a systemic report to be used to reconcile its accounts payable balance, current and potential stockholders and partners could lose confidence in our financial reporting, which could harm our business, the trading price of our common stock and our ability to retain our current partners and obtain new partners.

A change in accounting standards for employee stock options is expected to have a material impact on our consolidated results of operations and earnings per share.

In December 2004, the FASB issued Statement No. 123R “Share-Based Payment”, or SFAS 123R, which replaces Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In addition, SFAS 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. In April 2005, the SEC announced that it would delay the initial adoption of SFAS 123R from interim periods that begin after June 15, 2005, to annual periods beginning after June 15, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on its consolidated results of operations and earnings per share beginning in the fiscal 2006.

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

As of November 4, 2005, Michael G. Rubin, our chairman and chief executive officer, beneficially owned 16.3%, entities affiliated with SOFTBANK Capital Partners LP, SOFTBANK Capital LP and SOFTBANK Capital Advisor Fund LP, or SOFTBANK, beneficially owned 18.4%, and entities affiliated with QVC beneficially owned 19.0% of our outstanding common stock, including warrants and options to purchase common stock, which are exercisable on or before January 3, 2006. If they decide to act together, any two of Mr. Rubin, SOFTBANK, and QVC would be in a position to exercise considerable control, and all three would be in a position to exercise complete control, over most matters requiring stockholder approval, including the election or removal of directors, approval of significant corporate transactions and the ability generally to direct our affairs. Furthermore, pursuant to the stock purchase agreements, SOFTBANK and QVC each have the right to designate up to two members of our board of directors. This concentration of ownership and SOFTBANK’s and QVC’s right to designate members to our board of directors may have the effect of delaying or preventing a change in control of us, including transactions in which stockholders might otherwise receive a premium over prevailing market prices for our common stock. Furthermore, Mr. Rubin has entered into voting agreements with each of SOFTBANK and QVC, and SOFTBANK and QVC have entered into voting agreements with each other. The parties to these voting agreements have agreed to support the election of the directors designated by each of the other parties.

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

On June 1, 2005, we completed an offering of $57.5 million aggregate principal amount of our convertible notes due 2025. Including these notes, we have approximately $71.2 million of indebtedness outstanding as of October 1, 2005. Our indebtedness could have important consequences to you. For example, it could:

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

There have been no significant changes in market risk for the nine-months ended October 1, 2005. See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005 filed with the Securities and Exchange Commission on March 17, 2005, as amended by Form 10-K/A Amendment No. 1 filed with the SEC on May 2, 2005 and further amended by Form 10-K/A Amendment No. 2 filed with the SEC on May 6, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e).

Based on this evaluation, our chief executive officer and our chief financial officer have concluded that, taking into effect that the Company has not substantially completed remediation of the material weakness described below related to accounts payable, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to us during the period when our periodic reports are being prepared.

Changes in internal control over financial reporting. We monitor and evaluate on an ongoing basis our internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, we modify and refine our internal processes and controls as conditions warrant. As required by Rule 13a-15(d), our management, including our chief executive officer and the chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended October 1, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Based on that evaluation, management has identified such a change. The change relates to our systemic report which supports a component of our general ledger amounts for accounts payable. We previously relied on a systemic report to support the amount of our accounts payable reflected in our general ledger. In the fiscal quarter ended October 1, 2005, management determined that this systemic report was defective and could no longer be relied on.

As of the end of the period covered by this report, we replaced this systemic control with a manual control which requires that we obtain statements from our trade accounts payable vendors to support the amount of our accounts payables reflected in our general ledger. We performed detailed analyses and reconciliations of the vendor statements received to confirm that the general ledger amounts for accounts payable is accurate.

In addition to this manual control of reconciling vendor statements, we have other mitigating controls that allowed us to validate the general ledger amounts for accounts payable. These mitigating controls include monthly reconciliations of perpetual inventory to the general ledger inventory, monthly reconciliations of the accounts payables balance and transactions to reliable systemic reports, monthly reconciliations of cash to bank statements, a physical inventory performed for fiscal 2004 and daily cycle counts of inventory during fiscal 2004 and fiscal 2005.

Management is in the process of developing a systemic control to validate the amount of our accounts payable reflected in our general ledger, including hiring outside consultants to assist in designing and implementing the solution, reviewing the related business processes and making recommendations for improvement. Until we enhance this control, we will continue to obtain statements from our trade accounts payable vendors to support the amount of our accounts payables reflected in our general ledger and will continue to perform detailed analysis and reconciliations of the vendor statements received to confirm that the general ledger amounts for accounts payable is accurate. We will also continue to rely on the other mitigating controls referenced above.

Management has re-evaluated the effectiveness of its internal control over accounts payable as of the end of fiscal 2004 and has determined that the defective systemic report referenced above indicates a material weakness in internal controls with respect to accounts payable. A material weakness in internal controls is a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis.

Management also has re-evaluated the effectiveness of its internal control over the preparation and review of its statements of cash flows related to unpaid acquisition of property and equipment as of the end of fiscal 2004 and has determined that the error related to the preparation and review of the statements of cash flows indicates a material weakness. As further described in Note 17 of the notes to the accompanying condensed consolidated financial statements included in Item 1, unpaid amounts for property additions previously were reported as a component of changes in operating assets and liabilities and acquisition of property and equipment. Such unpaid amounts should have been reported as a non-cash investing activity. Management has remediated this weakness as of October 1, 2005 by strengthening the control procedures surrounding the review and classification of cash flows, including using additional accounting research tools in connection with the preparation and review of statements of cash flows.

To correct the errors described above, we will restate financial statements for the periods covered in our Form 10-K for fiscal years 2004, 2003 and 2002 and the Forms 10-Q for the first two quarters of fiscal 2005. See “Restatements of Financial Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other than as described above, there have been no changes in our internal controls during the fiscal quarter ended October 1, 2005 that has materially affected, or is reasonably likely to materially affect, internal controls.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

See Item 1 of Part I, “Financial Statements—Note 12 – Commitments and Contingencies.”

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

Date: November 15, 2005