Form 10-K/A
period 2005-01-01
GSI COMMERCE INC
filed 2005-12-07
CIK 828750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 3

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

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

EXPLANATORY NOTE

This Amendment No. 3 to this Annual Report on Form 10-K/A (“Amendment 3”) is being filed in order to affect the Second Restatement of the previously issued historical consolidated financial statements as of January 1, 2005 and January 3, 2004, and for the three years in the period ended January 1, 2005 initially filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2005 (the “Original Filing”), as amended by Form 10-K/A filed with the SEC on May 2, 2005 (“Amendment 1”), and as amended by Form 10-K/A filed with the SEC on May 6, 2005 (“Amendment 2”), which included the First Restatement. For further discussion regarding the restatements, see Note 22 “Restatements of the Consolidated Financial Statements” under Notes to Consolidated Financial Statements included in Item 15, “Exhibits and Financial Statement Schedules.”

This Amendment No. 3 to Form 10-K/A amends and restates only Item 1 of Part I and Items 6, 7, and 9A of Part II and Item 15 of Part IV of the Original Filing to reflect the effects of these restatements of the company’s financial statements for the periods presented. The remaining Items contained within this Amendment No. 3 on Form 10-K/A consist of all other Items originally contained on Form 10-K for the fiscal year ended January 1, 2005. These remaining Items are not amended hereby but are included for the convenience of the reader. Except for the forgoing amended information, this Amendment No. 3 to Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. We are also updating the Signature Page and certifications contained in Exhibits 31.1, 31.2 and 32.1.

Our fiscal year ends on the Saturday nearest the last day of December. Accordingly, references to fiscal 1999, fiscal 2000, fiscal 2001, fiscal 2002, fiscal 2003 and fiscal 2004 refer to the fiscal years ended January 1, 2000, December 30, 2000, December 29, 2001, December 28 2002, January 3, 2004 and January 1, 2005.

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

We incurred losses over the prior six fiscal years while operating our business. As of the end of fiscal 2004, we had an accumulated deficit of $176.7 million. We may not generate sufficient revenue and gross profit from our existing partners, add an appropriate number of new partners or adequately control our expenses. If we fail to do this, we may not be able to achieve profitability.

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

As of March 15, 2005, Michael G. Rubin, our chairman and chief executive officer, beneficially owned 19.3%, funds affiliated with SOFTBANK Holdings Inc., or SOFTBANK, beneficially owned 20.7%, and QVC beneficially owned 20.3% of our outstanding common stock, including warrants and options to purchase common stock, which are exercisable on or before May 14, 2005. If they decide to act together, any two of Mr. Rubin, SOFTBANK, and QVC would be in a position to exercise considerable control, and all three would be in a position to exercise complete control, over most matters requiring stockholder approval, including the election or removal of directors, approval of significant corporate transactions and the ability generally to direct our affairs. Furthermore, pursuant to stock purchase agreements, SOFTBANK and QVC each have the right to designate up to two members of our board of directors. This concentration of ownership and SOFTBANK’s and QVC’s right to designate members to our board of directors may have the effect of delaying or preventing a change in control of us, including transactions in which stockholders might otherwise receive a premium over prevailing market prices for our common stock. See “Management — Right to Designate Directors.” Furthermore, Mr. Rubin has entered into voting agreements with each of SOFTBANK and QVC, and SOFTBANK and QVC have entered into voting agreements with each other. The parties to these voting agreements have agreed to support the election of the directors designated by each of the other parties. See “Management — Voting Agreements.”

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

Information about securities authorized for issuance under our equity compensation plans appears in Part III, Item 12 of this Annual Report on Form 10-K/A.

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

	Fiscal Year Ended
	December 30, 2000	December 29, 2001 as restated, (3)	December 28, 2002	January 3, 2004 as restated, (3)	January 1, 2005 as restated, (3)
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
Net revenues from product sales	$41,808	$98,325	$154,819	$216,510	$274,988
Service fee revenues	1,000	4,285	17,819	25,409	60,116

Net revenues	42,808	102,610	172,638	241,919	335,104
Cost of revenues	29,567	66,545	114,258	154,731	203,383

Gross profit	$13,241	$36,065	$58,380	$87,188	$131,721

Operating expenses:
Sales and marketing, exclusive of $1,486, $847, $532, $1,527 and $2,711 reported below as stock-based compensation, respectively	37,730	32,390	50,965	59,485	79,157
Product development, exclusive of $0, $461, $(44), $42 and $351 reported below as stock-based compensation, respectively	7,292	8,590	11,833	14,077	20,228
General and administrative, exclusive of $3,497, $8,974, $(87), $366 and $514 reported below as stock-based compensation, respectively	8,730	10,638	14,863	13,295	18,217
Restructuring costs related to Ashford.com(1)	—	—	1,680	74	—
Net loss on sale of Ashford.com assets	—	—	2,566	—	—
Stock-based compensation	4,983	10,282	401	1,935	3,576
Depreciation and amortization	8,074	6,662	10,509	11,386	10,944

Total operating expenses	$66,809	$68,562	$92,817	$100,252	$132,122

Other (income)/expense:
Other (income)/expense	—	(502)	—	—	560
Interest expense	407	608	749	—	538
Interest income	(1,815)	(3,049)	(1,377)	(1,177)	(1,162)

Total other (income)/expense	$(1,408)	$(2,943)	$(628)	$(1,177)	$(64)

(Loss)/income from continuing operations before income taxes	(52,160)	(29,554)	(33,809)	(11,887)	(337)
Benefit from income taxes	—	—	—	—	—

(Loss)/income from continuing operations	(52,160)	(29,554)	(33,809)	(11,887)	(337)
Discontinued operations:
Loss on disposition of discontinued operations	(5,850)	—	—	—	—

Net (loss)/income	$(58,010)	$(29,554)	$(33,809)	$(11,887)	$(337)

Earnings (losses) per share—basic:
(Loss)/income from continuing operations	$(2.37)	$(0.87)	$(0.88)	$(0.30)	$(0.01)
(Loss)/income on disposition of discontinued operations	(0.27)	—	—	—	—

Net (loss)/income	$(2.64)	$(0.87)	$(0.88)	$(0.30)	$(0.01)

Earnings (losses) per share—diluted:
(Loss)/income from continuing operations	$(2.37)	$(0.87)	$(0.88)	$(0.30)	$(0.01)
(Loss)/income on disposition of discontinued operations	(0.27)	—	—	—	—

Net (loss)/income	$(2.64)	$(0.87)	$(0.88)	$(0.30)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted (2)	22,028	34,033	38,566	39,638	41,073

Number of common shares outstanding	31,925	37,673	38,784	40,780	41,583

	As of
	December 30, 2000	December 29, 2001 as restated, (3)	December 28, 2002 as restated, (3)	January 3, 2004 as restated, (3)	January 1, 2005 as restated, (3)
	(in thousands)
BALANCE SHEET DATA:
Total assets	$160,173	$190,765	$187,573	$175,583	$231,823
Total long-term debt	5,750	5,208	—	—	13,564
Working capital	80,805	94,743	40,076	36,506	30,106
Stockholders’ equity	116,300	147,308	121,564	111,586	118,053

(1)	In conjunction with the sale of certain assets of Ashford.com, we announced a plan to liquidate the remaining inventory, close the Houston, Texas fulfillment center and office and terminate 71 employees. The costs associated with this plan were $1,680 in fiscal 2002, $74 in fiscal 2003 and $0 in 2004. See Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A.

(2)	For all fiscal years options and warrants are not included in the diluted weighted average common shares outstanding because the effect would be anti-dilutive.

(3)	Amounts have been restated as discussed in Note 22, “Restatements of the Consolidated Financial Statements” under Notes to Consolidated Financial Statements included in Item 15.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

All statements made in this Annual Report on Form 10-K/A, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects,” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industries and markets in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, the impact of SFAS 123R, consumer spending, the financial markets and the industries in which we and our partners operate, changes affecting the Internet and e-commerce, our ability to develop and maintain relationships with strategic partners and suppliers and the timing of our establishment or extension or termination of our relationships with strategic partners, our ability to timely and successfully develop, maintain and protect our technology and product and service offerings and execute operationally, our ability to attract and retain qualified personnel, our ability to successfully integrate our acquisitions of other businesses, if any, and the performance of acquired businesses. More information about potential factors that could affect us is described under the heading of “Risk Factors.” We expressly disclaim any intent or obligation to update these forward-looking statements, except as otherwise specifically stated by us.

Overview and Executive Summary

•	We are a leading provider of e-commerce solutions that enable retailers, branded manufacturers, entertainment companies and professional sports organizations to operate e-commerce businesses. We provide solutions for our partners through our integrated e-commerce platform, which is comprised of three components: core technology, supporting infrastructure and partner services. Through our platform, we provide Web site administration, Web infrastructure and hosting, business intelligence, an e-commerce engine, order management, fulfillment, drop shipping, customer service, buying, creative design, Web site usability, testing and enhancement services, channel integration, business-to-business (B-to-B) services, content development and imaging, e-commerce strategy, online marketing and customer relationship management (CRM).

•	Based on forecasts of Forrester Research, we expect online general merchandise sales in the United States to expand at approximately a 14.3% compounded annual growth rate from 2004 through 2010.

•	While we expect the opportunity for partnered e-commerce to continue to grow, we also anticipate competition to continue to be intense. We compete with traditional, in-house solutions as well as a variety of third-party vendors that provide e-commerce software or partial e-commerce solutions. To satisfy our existing partners and to continue to attract new partners, we offer what we believe is a comprehensive and compelling value proposition that includes the provision of expertise and infrastructure to enable our partners to grow their e-commerce businesses and to use their e-commerce businesses as a channel to complement and enhance their offline businesses. We have built and continue to develop expertise in integrated online technology, marketing and retailing, which we deliver across a shared technology, supporting infrastructure and partner services platform. To differentiate our solution in the marketplace, we continually add new services and functions to our platform. As part of our continuing efforts to add value to our platform, we evaluate opportunities to acquire complimentary or new businesses or assets.

•	We grow our business by expanding the e-commerce businesses of our existing partners and by adding new partners. In fiscal 2004, we added nine new partners. As of March 15, 2005, we have added three new partners in fiscal 2005.

•	Generally, we launch the website of a new partner within three to six months after entering into a contract with such new partner. During the period in which we are planning and developing a new partner’s Web site, we incur development and launch expenses without any accompanying revenues. We anticipate that new Web sites typically will contribute to our income from operations in their first full year of operation.

•	We derive virtually all of our revenues from sales of products by us through our partners’ e-commerce businesses and service fees earned by us in connection with the development and operation of our partners’ e-commerce businesses. Our revenue growth in fiscal 2004 was due to an increase in revenues from product sales in both our sporting goods and other categories, as well as an increase in service fee revenues. These increases were driven by the addition of new partners in fiscal 2004, growth in sales from partners’ e-commerce businesses that were operated for part of fiscal 2003 and all of fiscal 2004 and growth in sales from partners’ e-commerce businesses that we operated for the entirety of both periods.

•	Our gross profit increased as a result of sales growth and an increase in gross margin. The gross margin increase was a result of service fees representing a greater percentage of net revenues in fiscal 2004 than in fiscal 2003. We specifically do not record cost of service fee revenue. The cost of sales of the merchandise on which we earn service fees are costs incurred by our service-fee partners because they are the owners and sellers of the merchandise. Accordingly, our gross margin on service revenues is 100%. Our gross margin on products has typically been impacted by the mix of products sold between our sporting goods and other categories as well as within our sporting goods category.

•	Operating expenses as a percentage of net revenues decreased from 41.5% in fiscal 2003 to 39.4% in fiscal 2004, primarily as a result of sales and marketing expenses increasing at a slower rate than net revenues.

•	Since mid-2004, we have broadened our management team by adding a chief operating officer and a new chief information officer.

•	In fiscal 2004, we acquired and occupied a new 104,000-square foot headquarters building in King of Prussia, Pennsylvania. We continue to own and use our former headquarters building in King of Prussia, Pennsylvania for a portion of our operations. In fiscal 2004, we also entered into a lease for a 400,000-square foot fulfillment center in Shepherdsville, Kentucky. This is our second fulfillment facility. We own our other fulfillment facility in Louisville, Kentucky. We do not expect to add any significant new facilities in 2005.

•	We generate cash from operations primarily in our fourth fiscal quarter due to the seasonality of our business. In our first fiscal quarter, we typically use cash from operations to satisfy accounts payable and accrued expenses incurred in the fourth fiscal quarter of our prior fiscal year. We typically have not generated cash from operations in our second and third fiscal quarters.

•	Certain reclassifications to our prior year’s consolidated financial statements were made to conform those statements to our fiscal 2004 presentation. These reclassifications were made to reflect certain communication costs previously classified in product development expenses to sales and marketing expenses and general and administrative expenses.

•	In December 2004, the Financial Accounting Standards Board, or FASB, issued Financial Accounting Standards Board Statement No. 123R “Share-Based Payment”, or SFAS 123R, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In addition, SFAS 123R will cause expense related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. In April 2005, the initial adoption of SFAS 123R was delayed to annual periods that begin after June 15, 2005. We are continuing to evaluate the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. In light of our anticipated adoption of SFAS 123R, we and our compensation committee are reevaluating our current incentive compensation strategies. See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for an analysis of the impact on our income statement of recognizing share-based payments based on their fair value in accordance with SFAS No. 123 prior to the adoption of SFAS 123R in fiscal 2006.

RESTATEMENTS OF THE CONSOLIDATED FINANCIAL STATEMENTS

First Restatement

As previously disclosed in Amendment No. 2 to Form 10-K/A for the year ended January 1, 2005, we determined that our investments in auction rate securities should have been classified as marketable securities within current assets. Previously, such investments had been classified as cash and cash equivalents. Accordingly, we restated the classification to report these investments in marketable securities on the consolidated balance sheets as of January 1, 2005 and January 3, 2004 and made corresponding corrections to the consolidated statements of cash flows for fiscal 2004, fiscal 2003 and fiscal 2002, to reflect the gross purchases and sales of these investments as investing activities. In addition, we have corrected the number of shares of common stock available for future grants, in Note 8.

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

The impact on accumulated deficit of correcting for these errors as of January 1, 2005 and January 3, 2004 was a decrease of $0.5 million and $1.2 million respectively. The impact on beginning accumulated deficit for fiscal 2002 of correcting for these errors was a decrease of $1.0 million, which was related solely to the reconciliation of accounts payable.

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

The impact on net income (loss) of correcting for all of the above errors is summarized as follows:

•	Fiscal 2004: Previously reported net income of $340,000 is restated to a net loss of $337,000.

•	Fiscal 2003: Previously reported net loss of $12.1 million is restated to a net loss of $11.9 million.

•	Fiscal 2002: Previously reported net loss of $33.8 million was not affected by the restatements.

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operation gives effect to the restatements discussed in Note 22 to the Consolidated Financial Statements.

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

	Fiscal 2003		Fiscal 2004		Fiscal 2004 vs. Fiscal 2003
	$	%	$	%	$ Change	% Change
	(dollars in millions)
Net revenues from product sales — sporting goods	$128.4	53.1%	$164.5	49.1%	$36.1	28.1%
Net revenues from product sales — other	88.1	36.4%	110.5	32.9%	22.4	25.4%
Net revenues from product sales	216.5	89.5%	275.0	82.0%	58.5	27.0%
Service fee revenues	25.4	10.5%	60.1	18.0%	34.7	136.6%
Net revenues	$241.9	100.0%	$335.1	100.0%	$93.2	38.5%

Net Revenues from Product Sales. Net revenues from product sales are derived from the sale of products by us through our partners’ e-commerce businesses. Net revenues from product sales are net of allowances for returns and discounts and include outbound shipping charges and other product related services such as gift wrapping and monogramming.

Net revenues from product sales increased $58.5 million in fiscal 2004. Of this increase, $36.1 million was due to an increase in sales in our sporting goods category and $22.4 million was due to an increase in sales in our other product category, which includes increased sales of consumer electronics and licensed entertainment products. The increases in the sporting goods and other categories were due to the addition of new partners in fiscal 2004, growth in sales from partners’ e-commerce businesses that were operated for part of fiscal 2003 and all of fiscal 2004 and growth in sales from partners’ e-commerce businesses that were operated for the entirety of both periods. Net revenues from product sales included shipping revenue of $23.6 million for fiscal 2003 and $34.0 million for fiscal 2004. Net revenues from product sales in the sporting goods category represented 59.3% of total net revenues from product sales in fiscal 2003 and 59.8% in fiscal 2004. Net revenues from product sales in the other category represented 40.7% of total net revenues from product sales in fiscal 2003 and 40.2% in fiscal 2004.

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

Service fee revenues increased $34.7 million in fiscal 2004 primarily due to the addition of new partners in fiscal 2004, increases in sales from partners’ e-commerce businesses that were operated for part of fiscal 2003 and all of fiscal 2004 and increases in sales from partners’ e-commerce businesses that were operated for the entirety of both periods.

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

	Fiscal 2003		Fiscal 2004		Fiscal 2004 vs. Fiscal 2003
	$	%	$	%	$ Change	% Change
	(dollars in millions)
Cost of revenues from product sales	$154.7	64.0%	$203.4	60.7%	$48.7	31.5%
Cost of revenues from service fee revenues	—	—%	—	—%	—	—%
Cost of revenues	$154.7	64.0%	$203.4	60.7%	$48.7	31.5%

As a percentage of net revenues, cost of revenues improved from 64.0% in fiscal 2003 to 60.7% in fiscal 2004. The improvement in cost of revenues as a percentage of net revenues resulted from the increase in service fee revenues, which have no associated cost of revenues, exceeding the increase in cost of revenues from product sales. Cost of revenues from product sales as a percentage of net revenues from product sales increased from approximately 71.5% in fiscal 2003 to approximately 74.0% in fiscal 2004.

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

	Fiscal 2003				Fiscal 2004				Fiscal 2004 vs. Fiscal 2003
	$	% of product sales	% of service fees	% of net revenue	$	% of product sales	% of service fees	% of net revenue	$ Change	% Change
Gross profit from product sales	$61.8	28.5%			$71.6	26.0%			$9.8	15.9%
Gross profit from service fees	25.4		100.0%		60.1		100.0%		34.7	136.6%
Gross profit	$87.2			36.0%	$131.7			39.3%	$44.5	51.0%

The increase in gross profit for fiscal 2004 was due to a $34.7 million increase in service fee revenues and a $9.8 million increase in gross profit from product sales. The increase in gross profit as a percentage of net revenues in fiscal 2004 was due to the growth in service fees exceeding the decline in gross profit from product sales as a percentage of product sales. Gross profit from product sales represented 70.9% of total gross profit in fiscal 2003 and 54.4% in fiscal 2004. Gross profit from service fee revenues represented 29.1% of total gross profit in fiscal 2003 and 45.6% in fiscal 2004. The gross profit on product sales decreased from 28.5% in fiscal 2003 to 26.0% in fiscal 2004 due primarily to a shift in sales to consumer electronics from sporting goods.

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

	Fiscal 2003		Fiscal 2004		Fiscal 2004 vs. Fiscal 2003
	$	%	$	%	$ Change	% Change
	(dollars in millions)
Sales and marketing expenses	$59.5	24.6%	$79.2	23.6%	$19.7	33.1%
Product development expenses	14.1	5.8%	20.2	6.0%	6.1	42.9%
General and administrative expenses	13.3	5.5%	18.2	5.4%	4.9	37.0%
Restructuring costs related to Ashford.com	0.1	0.0%	—	—	(0.1)	NM
Stock based compensation expense	1.9	0.8%	3.6	1.1%	1.7	86.0%
Depreciation and amortization expenses	11.4	4.7%	10.9	3.3%	(0.4)	(3.9)%
Total operating expenses	$100.3	41.5%	$132.1	39.4%	$31.8	31.7%

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

Sales and marketing expenses increased $19.7 million in fiscal 2004 compared to fiscal 2003 primarily due to a $7.9 million increase in payroll and related costs principally in our customer service and fulfillment operations, a $2.0 million increase in subsidized shipping and handling costs, a $4.4 million increase in credit card fees, a $2.0 million increase in professional fees consisting principally of temporary labor, a $2.7 million increase in online marketing expenses and approximately $0.7 million increase in other administrative costs. The increases in these costs were principally caused by higher sales volumes in fiscal 2004.

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

Operating Expenses

The following table shows operating expenses for fiscal 2002 and fiscal 2003, the percentages that such expenses bear to net revenues and the period over period changes in operating expenses:

	Fiscal 2002		Fiscal 2003		Fiscal 2003 vs. Fiscal 2002
	$	%	$	%	$ Change	% Change
	(dollars in millions)
Sales and marketing expenses	$51.0	29.5%	$59.5	24.6%	$8.5	16.7%
Product development expenses	11.8	6.9%	14.1	5.8%	2.3	19.4%
General and administrative expenses	14.9	8.6%	13.3	5.5%	(1.6)	(10.5)%
Restructuring costs related to Ashford.com	1.7	1.0%	0.1	0.0%	(1.6)	(95.5)%
Net Loss on Sale of Ashford.com Assets	2.6	1.5%	—	—	(2.6)	NM
Stock based compensation expense	0.4	0.2%	1.9	0.8%	1.5	382.5%
Depreciation and amortization expenses	10.5	6.1%	11.4	4.7%	0.9	8.3%
Total operating expenses	$92.8	53.8%	$100.3	41.5%	$7.5	8.1%

Sales and Marketing Expenses. Sales and marketing expenses increased $8.5 million primarily due to a $4.8 million increase in partner revenue share charges, a $3.1 million increase in personnel and related costs attributable to our fulfillment operations, which was primarily due to increased processing volume in our fulfillment center, and a $2.0 million increase in credit card fees, offset, in part, by a $1.4 million decrease in subsidized shipping and handling costs. The increases in partner revenue share charges and credit card fees were due principally to increased sales volume in fiscal 2003.

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

We had working capital of $36.5 million as of the end of fiscal 2003 and $30.1 million as of the end of fiscal 2004, and an accumulated deficit of $176.4 million for fiscal 2003 and $176.7 million for fiscal 2004.

Operating activities provided net cash of approximately $21.1 million during fiscal 2004. Our principal sources of operating cash during fiscal 2004 were payments received from customers and fee-based partners, which generally approximate our net revenues from product sales and our service fee revenues, respectively. Our principal uses of operating cash during fiscal 2004 were cash paid to product suppliers, which generally approximates our cost of revenues from product sales, employee compensation and partner revenue share payments. Changes in our operating assets and liabilities during fiscal 2004 resulted in a net cash inflow of $6.8 million. The most significant changes were an increase in accounts payable, accrued expenses and other, offset, in part, by an increase in inventory and accounts receivable compared to fiscal 2003. The increase in accounts payable, accrued expenses and other was due primarily to an increase in partner revenue share payments at the end of fiscal 2004, which was related to increased sales volume in fiscal 2004, higher payroll and related accruals at the end of fiscal 2004 compared to fiscal 2003 and an increase in trade accounts payable due primarily to higher inventory levels at the end of fiscal 2004. The increase in inventory was primarily to prepare for new consumer electronics product launches and to support the growth of our sporting goods business. The increase in accounts receivable was primarily due to higher partner receivables and increased term sales activity including our business-to-business channels. Our investing activities during fiscal 2004 consisted primarily of capital expenditures of $34.7 million. During fiscal 2004, we also purchased $64.1 million and sold $39.3 million of marketable securities and received $3.2 million of payments on notes receivable. Our financing activities during fiscal 2004 consisted primarily of the $13.0 million of proceeds from the mortgage note on our new corporate headquarters building and receipt of $5.1 million in gross proceeds from exercises of common stock options and warrants. During fiscal 2004, we also repaid $1.6 million of capital lease obligations and $0.1 million on the mortgage note.

Operating activities provided net cash of approximately $0.5 million during fiscal 2003. Our principal sources of operating cash during fiscal 2003 were payments received from customers and fee-based partners, which generally approximate our net revenues from product sales and our service fee revenues, respectively. Our principal uses of operating cash during fiscal 2003 were cash paid to product suppliers, which generally approximates our cost of revenues from product sales, employee compensation and partner revenue share payments. Changes in our operating assets and liabilities during fiscal 2003 resulted in a net cash outflow of $0.8 million. The most significant changes were a decrease in accounts payable, accrued expenses and other, offset, in part, by a decrease in inventory compared to fiscal 2002. The decrease in accounts payable, accrued expenses and other was due primarily to lower payroll and related accruals at the end of fiscal 2003 compared to fiscal 2002, a decrease in accruals related to the operations of Ashford.com and a decrease in trade accounts payable due primarily to lower inventory levels at the end of fiscal 2003, offset, in part, by an increase in partner revenue share payments at the end of fiscal 2003, which was related to increased sales volume in fiscal 2003. The decrease in inventory was due primarily to an improvement in inventory turns from approximately 5.0 in fiscal 2002 to 6.5 in fiscal 2003 and the liquidation of the remaining inventory of Ashford.com. Our investing activities during fiscal 2003 consisted primarily of capital expenditures of $8.0 million. During fiscal 2003, we also purchased $60.4 million and sold $59.8 million of marketable securities, received $2.3 million in gross proceeds from sales of short-term investments and received $0.9 million in principal payments on a note receivable. Our financing activities during fiscal 2003 consisted primarily of the receipt of $1.1 million in gross proceeds from exercises of common stock options and warrants. During fiscal 2003, we also received $0.3 million in gross proceeds from the sale of common stock through our Employee Stock Purchase Plan and repaid $0.1 million of capital lease obligations.

Operating activities provided net cash of approximately $10.0 million during fiscal 2002. Our principal sources of operating cash during fiscal 2002 were payments received from customers and fee-based partners. Changes in our operating assets and liabilities during fiscal 2002 resulted in a net cash inflow of $29.5 million. The most significant changes were increases in accounts payable, accrued expenses and other and deferred revenue as well as a decrease in accounts receivable and the change in inventory compared to fiscal 2001. The increase in accounts payable, accrued expenses and other was due primarily to increases in trade accounts payable, marketing and shipping expense accruals and amounts owed to partners, which were related to increased sales volume in fiscal 2002. The increase in deferred revenue was due primarily to an increase in service fees paid to us in advance by certain partners. The decrease in accounts receivable was due primarily to a net decrease in the receivable related to bulk sales to one entity during fiscal 2001 and fiscal 2002 and increases in our accounts receivable reserves. Inventory at the end of fiscal 2002 was $6.5 million higher than at the end of fiscal 2001. This increase was driven largely by an increase in inventory related to the consumer electronics category. The change in inventory for fiscal 2002 was a source of operating cash as the $12.0 million of inventory acquired from Ashford.com was sold through our e-commerce platform during fiscal 2002. Our principal uses of operating cash during fiscal 2002 were cash paid to product suppliers and employee compensation. During fiscal 2002, we incurred capital expenditures of $29.5 million, purchased $81.4 million and sold $94.2 million of marketable securities, paid $8.9 million for the acquisition of Ashford.com including acquisition costs and received $2.2 million in gross proceeds from the sale of Ashford.com assets. During fiscal 2002, we prepaid $5.2 million of a mortgage note on our corporate headquarters and we retired for $3.1 million a revolving credit facility that had been maintained by Ashford.com prior to our acquisition of Ashford.com. Also during fiscal 2002, our board of directors authorized, subject to certain business and market conditions, the purchase of up to $10.0 million of our common stock. Under this program we repurchased 73,000 shares of our common stock for an aggregate purchase price of $0.4 million.

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

We had a loss of $0.3 million in fiscal 2004. During fiscal 2004, we sustained the cash requirements of our operations through our current cash, cash equivalents, short-term investments and marketable securities.

Prior to fiscal 2004, we financed our e-commerce operations primarily from the sale of equity securities. We did not realize net income for the full years of fiscal 2001, fiscal 2002, fiscal 2003 or fiscal 2004. In order to fund our anticipated operating expenses and realize net income, our revenues must continue to increase significantly.

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

In December 2004, the Financial Accounting Standards Board, or FASB, issued Financial Accounting Standards Board Statement No. 123R “Share-Based Payment”, or SFAS 123R, which replaces Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In addition, SFAS 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. We are required to adopt SFAS 123R in our first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. We have preliminarily decided to use the prospective method for transition as of the effective date of SFAS 123R. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS 123R. We are continuing to evaluate the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. In light of our anticipated adoption of SFAS 123R, we and our compensation committee are reevaluating our current incentive compensation strategies. See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for an analysis of the impact on our income statement of recognizing share-based payments based on their fair value in accordance with SFAS No. 123.

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

Our financial statements, supplementary data and related documents that are included in this Annual Report on Form 10-K/A are listed in Item 15(a), Part IV, of this Report.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A:	CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. We previously evaluated our disclosure controls and procedures in connection with filing our fiscal 2004 annual report on Form 10-K and Amendment No. 2 to Form 10-K for fiscal 2004 and concluded that our disclosure controls and procedures were effective. As a result of the second restatement discussed in Note 22 to the consolidated financial statements, our management, with the participation of our chief executive officer and our chief financial officer, conducted a re-evaluation, as of January 1, 2005, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e).

Based on this re-evaluation, our chief executive officer and our chief financial officer have concluded that, taking into effect the material weaknesses described below, as of January 1, 2005, our disclosure controls and procedures were not effective in reaching a reasonable level of assurance that management was timely alerted to material information relating to us during the period when our periodic reports were being prepared.

Changes in internal control over financial reporting. We monitor and evaluate on an ongoing basis our internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, we modify and refine our internal processes and controls as conditions warrant. As required by Rule 13a-15(d), our management, including our chief executive officer and our chief financial officer, also conducted a re-evaluation of our internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended January 1, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that re-evaluation, there has been no such change during the quarter ended January 1, 2005.

GSI’s annual report on internal control over financial reporting (as revised). Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements due to human error, or the improper circumvention or overriding of internal controls. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may change over time.

In our fiscal 2004 annual report on Form 10-K, filed on March 17, 2005, and as amended by Form 10-K/A Amendment No. 2, filed May 6, 2005, management included “GSI’s annual report on internal control over financial reporting”, which expressed a conclusion by management that as of January 1, 2005, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial statements for external purposes in accordance with generally accepted accounting principles. As a result of the second restatement as discussed in Note 22 to the consolidated financial statements, our management, with the participation of our chief executive officer and our chief financial officer, conducted a re-evaluation, as of January 1, 2005, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission. Based on this re-evaluation under the framework in Internal Control - Integrated Framework, our management concluded that, as of January 1, 2005, due to the material weaknesses set forth below, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A material weakness in internal controls is a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis.

Management has identified material weaknesses in internal control over financial reporting as of January 1, 2005 with respect to the review and reconciliation of accounts payable and the preparation and review of the statement of cash flows, both as further described below and in Note 22 to the Consolidated Financial Statements.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our assessment of GSI’s internal control over financial reporting, as revised. Their report appears below.

Remediation

Accounts Payable

We previously relied on a systemic report to support the amount of our accounts payable reflected in our general ledger. In the third quarter of fiscal 2005, management determined that this systemic report was defective and could no longer be relied on. During the third quarter of fiscal 2005, we replaced this systemic control with a manual control which requires that we obtain statements from our trade accounts payable vendors to support the amount of our accounts payables reflected in our general ledger. We performed detailed analyses and reconciliations of the vendor statements received to confirm that the general ledger amounts for accounts payable is accurate.

In addition to this manual control of reconciling vendor statements, we have other mitigating controls that allowed us to validate the general ledger amounts for accounts payable during the third quarter of fiscal 2005. These mitigating controls include monthly reconciliations of perpetual inventory to the general ledger inventory, monthly reconciliations of the accounts payables balance and transactions to reliable systemic reports, monthly reconciliations of cash to bank statements, a physical inventory performed for fiscal 2004 and daily cycle counts of inventory during fiscal 2004 and fiscal 2005.

Management is in the process of developing a systemic control to validate the amount of our accounts payable reflected in our general ledger, including hiring outside consultants to assist in designing and implementing the solution, reviewing the related business processes and making recommendations for improvement. Until we enhance this control, we will continue to obtain statements from our trade accounts payable vendors to support the amount of our accounts payables reflected in our general ledger and will continue to perform detailed analyses and reconciliations of the vendor statements received to confirm that the general ledger amounts for accounts payable is accurate. We will also continue to rely on the other mitigating controls referenced above.

Preparation of Cash Flows

As further described in Note 22 of the notes to the consolidated financial statements, unpaid amounts for property additions previously were reported as a component of changes in operating assets and liabilities and acquisition of property and equipment. Such unpaid amounts should have been reported as a non-cash investing activity. During the third quarter of fiscal 2005, management remediated this weakness by strengthening the control procedures surrounding the preparation, review and classification of cash flows, including using additional accounting research tools in connection with the preparation and review of statements of cash flows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of GSI Commerce, Inc.

King of Prussia, PA

We have audited management’s assessment, included in the accompanying GSI’s Annual Report on Internal Control Over Financial Reporting (as revised), that GSI Commerce, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of January 1, 2005, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our report dated March 16, 2005, we expressed an unqualified opinion on management’s assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting. As described in the following paragraph, the Company subsequently identified material misstatements in its annual and interim consolidated financial statements which caused such annual and interim financial statements to be restated. These misstatements were determined to be the result of material weaknesses as further described in the following paragraph. Accordingly, management subsequently revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of January 1, 2005 expressed herein is different from that expressed in our previous report.

A material weakness is a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s revised assessment:

•	There were ineffective controls regarding the reconciliation and review of accounts payable. As a result, the Company failed to detect errors in the recorded amounts in accounts payable, which were material to the financial statements.

•	There were ineffective controls over the preparation and review of the statements of cash flows. As a result, the Company improperly reported unpaid amounts of property additions as a component of changes in operating assets and liabilities and acquisition of property and equipment within the statements of cash flows rather than a non-cash investing activity.

These errors resulted in the restatement of the consolidated financial statements for each of the three years in the period ended January 1, 2005. These material weakness were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended January 1, 2005 (as restated), of the Company and this report does not affect our report on such restated financial statements.

In our opinion, management’s revised assessment that the Company did not maintain effective internal control over financial reporting as of January 1, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses discussed above on the achievement of the objectives of the control criteria, the Company has not maintained, effective internal control over financial reporting as of January 1, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 1, 2005 (as restated) of the Company and our report dated March 16, 2005 (May 4, 2005 as to the effects of the first restatement discussed in Note 22 and December 5, 2005 as to the effects of the second restatement discussed in Note 22) expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the restatements discussed in Note 22 to the consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

March 16, 2005 (December 5, 2005 as to the effects of the material weaknesses discussed in GSI’s Annual Report on Internal Controls Over Financial Reporting, as revised)

Item 9B: OTHER INFORMATION

On November 29, 2004, GSI’s compensation committee granted Damon Mintzer an option to purchase 50,000 shares of GSI common stock under the GSI Commerce, Inc. 1996 Equity Incentive Plan at an exercise price of $13.62. This option was 50% vested on the grant date and the remainder will vest on the first anniversary of the grant date. The foregoing summary is not intended to be complete, and is qualified its entirety by reference to the form of option agreement included as Exhibit 10.46 to this Annual Report and incorporated herein by reference.

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

Information concerning our executive officers who are not also directors is included in Part I, Item 4.1 of this Annual Report on Form 10-K/A.

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

3. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Global Sports, Inc. (filed as Appendix B to GSI Commerce, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 27, 2001 and Incorporated herein by reference)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Global Sports, Inc. (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 and incorporated herein by reference)

3.3	Amended and Restated Bylaws GSI Commerce, Inc. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on March 11, 2005 and incorporated herein by reference)

4.1	Form of Investor Warrant (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference)

4.2	Form of Partner Warrant (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference)

4.3	Warrant to Purchase 200,000 Shares of Common Stock dated January 30, 2002 (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 and incorporated herein by reference)

4.4	Specimen Common Stock Certificate (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the Quarter ended June 29, 2002 and incorporated herein by reference)

4.5	Registration Rights Agreement, dated July 31, 1995, by and between Global Sports, Inc. and MR Acquisitions, Inc. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on July 31, 1995 and incorporated herein by reference)

4.6	Second Amended and Restated Registration Rights Agreement, dated as of September 13, 2000, by and between Global Sports, Inc., Interactive Technology Holdings, LLC, SOFTBANK Capital Advisors Fund LP and TMCT Ventures, L.P. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on September 13, 2000 and incorporated herein by reference)

4.7	Second Amendment to Second Amended and Restated Registration Rights Agreement, dated as of July 20, 2001, among Global Sports, Inc., SOFTBANK Capital Partners LP, SOFTBANK Capital Advisors Fund LP, Rustic Canyon Ventures, LP (f/k/a TMCT Ventures, LP) and Interactive Technology Holdings, LLC (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on August 27, 2001 and incorporated herein by reference)

4.8	Third Amendment to Second Amended and Restated Registration Rights Agreement, dated as of July 25, 2003, among Global Sports, Inc. (n/k/a GSI Commerce, Inc.), SOFTBANK Capital Partners LP, SOFTBANK Capital Advisors Fund LP, Rustic Canyon Ventures, LP (f/k/a TMCT Ventures, LP) and Interactive Technology Holdings, Inc. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K on July 29, 2003 and incorporated herein by reference)

4.9	Fourth Amendment to Second Amended and Restated Registration Rights Agreement, dated as of June 26, 2004, among Global Sports, Inc. (n/k/a GSI Commerce, Inc.), SOFTBANK Capital Partners LP, SOFTBANK Capital Advisors Fund LP, Rustic Canyon Ventures, LP (f/k/a TMCT Ventures, LP) and Interactive Technology Holdings, Inc. (filed with GSI Commerce, Inc.’s Annual Report Form 10-K filed on March 17, 2005 and incorporated herein by reference)

10.1+	Global Sports, Inc.’s 1996 Equity Incentive Plan, amended and restated as of January 4, 2001 (filed as Appendix A to GSI Commerce, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 27, 2001 and incorporated herein by reference)

10.2+	Global Sports, Inc.’s 1987 Stock Option Plan (filed with GSI Commerce, Inc.’s Registration Statement No. 33-19754-B and incorporated herein by reference)

10.3+	Global Sports, Inc.’s 1988 Stock Option Plan (filed with GSI Commerce, Inc.’s Registration Statement No. 33-27501 and incorporated herein by reference)

10.4+	Global Sports, Inc.’s 1990 Stock Option Plan (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1990 and incorporated herein by reference)

10.5+	Global Sports, Inc.’s 1992 Stock Option Plan (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference)

10.6+	Global Sports, Inc.’s 1993 Stock Option Plan (filed with GSI Commerce, Inc.’s Form S-8 Registration Statement filed on January 3, 1994 and incorporated herein by reference)

10.7+	Global Sports, Inc.’s 1995 Stock Option Plan (filed with GSI Commerce, Inc.’s Current Report on Form 8-K dated July 31, 1995 and incorporated herein by reference)

10.8+	Global Sports, Inc.’s 1995 Non-Employee Directors’ Stock Option Plan (filed with GSI Commerce, Inc.’s Proxy Statement on Schedule 14A filed on October 13, 1995 in connection with the 1995 Special Meeting in Lieu of Annual Meeting held on November 15, 1995 and incorporated herein by Reference)

10.9+	Employment Agreement, dated June 1, 2001, by and between Global Sports, Inc. and Michael G. Rubin (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference)

10.10+	Employment Agreement, dated February 24, 1999, by and between Global Sports, Inc. and Michael R. Conn (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference)

10.11+	Letter Amendment, dated April 23, 2002, to the Employment Agreement, by and between Global Sports, Inc. and Michael R. Conn (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 and incorporated herein by reference)

10.12+	Employment Agreement, dated August 9, 1999, by and between Global Sports, Inc. and Arthur H. Miller (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference)

10.13+	Letter Amendment, dated April 23, 2002, to the Employment Agreement, by and between Global Sports, Inc. and Arthur H. Miller (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 and incorporated herein by reference)

10.14+	Employment Agreement, dated February 9, 2000, by and between Global Sports, Inc. and Jordan M. Copland (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference)

10.15+	Employment Agreement, dated April 23, 2002, by and between Global Sports, Inc. and Robert Liewald (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 and incorporated herein by reference)

10.16+	Personal Services Agreement, dated June 12, 2001, by and between GSI West, Inc. and Damon Mintzer (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 and incorporated herein by reference)

10.17+	Amendment Number 1, dated September 10, 2001, to Personal Services Agreement by and between GSI West, Inc. and Damon Mintzer (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 and incorporated herein by reference)

10.18	License and E-Commerce Agreement, dated July 6, 2001, by and among Global Sports Interactive, Inc., The Sports Authority, Inc. and The Sports Authority Michigan, Inc. (filed with Amendment No. 1 to GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference)

10.19	First Amendment to the License and E-Commerce Agreement, dated as of July 6, 2001, by and between The Sports Authority, Inc., The Sports Authority Michigan, Inc. and GSI Commerce Solution, Inc. made as of January 3, 2003 (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003 and incorporated herein by reference)

10.20	E-Commerce Agreement, dated as of August 10, 2001, by and among Global Sports, Inc., Bluelight.com, LLC and Kmart Corporation (filed with Amendment No. 1 to GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference)

10.21	First Amendment to the E-Commerce Agreement, dated as of August 10, 2001, by and among Global Sports Interactive, Inc., Bluelight.com, LLC and Kmart Corporation, dated as of December 14, 2001 (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 and incorporated herein by reference)

10.22	Second Amendment to the E-Commerce Agreement, dated as of August 10, 2001, by and among Global Sports Interactive, Inc., Bluelight.com, LLC and Kmart Corporation, dated as of August 9, 2002 (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 and incorporated herein by reference)

10.23	Third Amendment to the E-Commerce Agreement, dated as of August 10, 2001, by and between GSI Commerce Solutions, Inc., Bluelight.com, LLC and Kmart Corporation made as of January 14, 2003 (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003 and incorporated herein by reference)

10.24	Fourth Amendment to the E-Commerce Agreement, dated as of August 10, 2001, by and between GSI Commerce Solutions, Inc., Bluelight.com, LLC and Kmart Corporation made as of March 7, 2003 (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003 and incorporated herein by reference)

10.25	Stock Purchase Agreement dated June 10, 1999, by and between Global Sports, Inc., a Delaware corporation, and SOFTBANK America Inc., a Delaware corporation (filed with GSI Commerce, Inc.’s Form 8-K on June 21, 1999 and incorporated herein by reference)

10.26	Stock and Warrant Purchase Agreement, dated as of September 13, 2000, by and between Global Sports, Inc. and Interactive Technology Holdings, LLC (filed with GSI Commerce, Inc.’s Form 8-K on September 20, 2000 and incorporated herein by reference)

10.27	Stock Purchase Agreement, dated as of July 20, 2001, by and among Global Sports, Inc., Michael G. Rubin and Interactive Technology Holdings, LLC (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on August 27, 2001 and incorporated herein by reference)

10.28	Amendment to Stock and Warrant Purchase Agreement, dated as of April 27, 2000, by and among Global Sports, Inc. (n/k/a GSI Commerce, Inc.), and TMCT Ventures, L.P. (n/k/a Rustic Canyon Ventures, LP, dated as of June 26, 2004 (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K filed on March 17, 2005 and incorporated herein by reference)

10.29	Letter Agreement, dated as of July 20, 2001, among Global Sports, Inc., Interactive Technology Holdings, LLC, SOFTBANK Capital Partners LP and SOFTBANK Capital Advisors Fund LP (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on August 27, 2001 and incorporated herein by reference)

10.30	Stock and Warrant Exchange Agreement, dated as of July 25, 2003, by and between GSI Commerce, Inc. and Interactive Technology Holdings, LLC (filed with GSI Commerce, Inc.’s Current Report on Form 8-K on July 29, 2003 and incorporated herein by reference)

10.31	E-Commerce Agreement, dated as of June 14, 2002, by and among GSI Commerce Solutions, Inc. and Palm, Inc. (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference)

10.32	Amendment No. 1 to E-Commerce Agreement, dated as of June 14, 2002 by and between GSI Commerce Solutions, Inc. and Palm, Inc., dated as of December 3, 2002 (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference)

10.33	Contract of Sale, dated March 16, 2004 by and between Brandywine Operating Partnership, L.P. and 935 KOP Associates, LLC (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 13, 2004 and incorporated herein by reference)

10.34	First Amendment to Contract of Sale, dated April 30, 2004, by and between Brandywine Operating Partnership, L.P. and 935 KOP Associates, LLC (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004 and incorporated herein by reference)

10.35	Second Amendment to Contract of Sale, dated May 24, 2004, by and between Brandywine Operating Partnership, L.P. and 935 KOP Associates, LLC (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004 and incorporated herein by reference)

10.36	Option Agreement, dated June 9, 2004, by and between Brandywine Operating Partnership, L.P. and 935 KOP Associates, LLC (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004 and incorporated herein by reference)

10.37	Amended and Restated E-Commerce Agreement between GSI Commerce Solutions, Inc. and palmOne, Inc. dated May 10, 2004 (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004 and incorporated herein by reference)

10.38	Promissory Note from 935 HQ Associates, LLC to CIBC Inc. dated June 9, 2004 (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004 and incorporated herein by reference)

10.39	Mortgage, Assignment of Leases and Rents and Security Agreement from 935 HQ Associates, LLC in favor of CIBC Inc. dated as of June 9, 2004 (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004 and incorporated herein by reference)

10.40+	Letter Agreement between GSI Commerce, Inc. and Jordan M. Copland dated December 8, 2004 (filed with GSI Commerce Inc.’s Current Report on Form 8-K on December 10, 2004 and incorporated herein by reference)

10.42+	Letter Agreement, January 10, 2005, between GSI Commerce, Inc. and Joseph N. Seibert (filed with GSI Commerce, Inc.’s Current Report on Form 8-K on January 31, 2005 and incorporated herein by reference)

10.43+	Offer Letter, dated January 31, 2005, between GSI Commerce, Inc. and Stephen J. Gold (filed with GSI Commerce, Inc.’s Current Report on Form 8-K on February 2, 2005 and incorporated herein by reference)

10.44+	Summary of Director Compensation Arrangements and Executive Officer Arrangements. (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K filed on March 17, 2005 and incorporated herein by reference)

10.45+	Form of Restricted Stock Award Under the GSI Commerce, Inc. 1996 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on March 11, 2005 and incorporated herein by reference)

10.46+	Form of Option Agreement Issued to Executive Officers Under the 1996 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on March 11, 2005 and incorporated herein by reference)

10.47+	Form of Option Agreement Issued to Directors Under the 1996 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on March 11, 2005 and incorporated herein by reference)

10.48+	Form of Deferred Stock Award Under the 1996 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on March 11, 2005 and incorporated herein by reference)

10.49+	Offer Letter, dated April 21, 2004, between GSI Commerce, Inc. and Robert J. Blyskal (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K filed on March 17, 2005 and incorporated herein by reference)

10.50	Stock Purchase Agreement, dated as of April 27, 2000, between SOFTBANK Capital Partners LP, a Delaware limited partnership and SOFTBANK Capital Advisors Fund LP, a Delaware limited partnership and Global Sports, Inc., a Delaware corporation. (filed as Exhibit I of Amendment No. 1 to the Statement on Schedule 13D filed by SOFTBANK Capital Partners LP, a Delaware limited partnership, SOFTBANK Capital Partners LLC, a Delaware limited liability company, SOFTBANK Capital Partners Investment Inc., a Delaware corporation, Ronald D. Fisher, Charles R. Lax, SOFTBANK Holdings Inc., a Delaware corporation, SOFTBANK Corp., a Japanese corporation and Masayoshi Son on May 1, 2000 with respect GSI Commerce, Inc. and incorporated herein by reference).

10.51	Stock and Warrant Purchase Agreement, dated as of April 27, 2000 between Global Sports, Inc. and TMCT Ventures, L.P. (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K filed on March 17, 2005 and incorporated herein by reference)

21.1	List of Subsidiaries (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K filed on March 17, 2005 and incorporated herein by reference)

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No. 3 to the Annual Report on Form 10-K/A to be signed on its behalf on December 5, 2005 by the undersigned, thereunto duly authorized.

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

As discussed in Note 22, the accompanying consolidated financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 1, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2005 (December 5, 2005 as to the effects of the material weaknesses discussed in GSI’s Annual Report on Internal Control Over Financial Reporting, as revised) expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 16, 2005

(May 4, 2005 as to the effects of the first restatement discussed in Note 22)

(December 5, 2005 as to the effects of the second restatement discussed in Note 22)

GSI COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 3, 2004 (as restated, see Note 22)	January 1, 2005 (as restated, see Note 22)
ASSETS
Current assets:
Cash and cash equivalents	$38,808	$20,064
Marketable securities	30,662	55,359
Accounts receivable, net of allowance of $709 and $406, respectively	4,898	14,734
Inventory	22,910	37,773
Current portion — notes receivable	1,377	—
Prepaid expenses and other current assets	1,848	2,382

Total current assets	100,503	130,312
Property and equipment, net	44,840	74,387
Goodwill	13,453	13,453
Notes receivable	2,356	—
Other equity investments	2,159	2,847
Other assets, net of accumulated amortization of $2,644 and $4,416, respectively	12,272	10,824

Total assets	$175,583	$231,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,636	$58,023
Accrued expenses and other	22,363	31,842
Deferred revenue	14,998	9,370
Current portion — long-term debt and other	—	971

Total current liabilities	63,997	100,206
Long-term debt and other	—	13,564
Mandatorily redeemable preferred stock, Series A, $0.01 par value, 10,000 shares authorized; 0 shares issued as of January 3, 2004 and January 1, 2005; 0 shares outstanding as of January 3, 2004 and January 1, 2005	—	—

Total liabilities	63,997	113,770
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 4,990,000 shares authorized; 0 shares issued and outstanding as of January 3, 2004 and January 1, 2005	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 40,781,036 and 41,584,061 shares issued as of January 3, 2004 and January 1, 2005, respectively; 40,779,826 and 41,582,851 shares outstanding as of January 3, 2004 and January 1, 2005, respectively	408	416
Additional paid in capital	287,571	294,471
Accumulated other comprehensive income	—	(104)
Accumulated deficit	(176,393)	(176,730)

Total stockholders’ equity	111,586	118,053

Total liabilities and stockholders’ equity	$175,583	$231,823

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Fiscal Year Ended
	December 28, 2002	January 3, 2004 (as restated, see Note 22)	January 1, 2005 (as restated, see Note 22)
Revenues:
Net revenues from product sales	$154,819	$216,510	$274,988
Service fee revenues	17,819	25,409	60,116

Net revenues	172,638	241,919	335,104
Cost of revenues	114,258	154,731	203,383

Gross profit	58,380	87,188	131,721

Operating expenses:
Sales and marketing, exclusive of $532, $1,527 and $2,711 reported below as stock-based compensation, respectively	50,965	59,485	79,157
Product development, exclusive of $(44), $42 and $351 reported below as stock-based compensation, respectively	11,833	14,077	20,228
General and administrative, exclusive of $(87), $366 and $514 reported below as stock-based compensation, respectively	14,863	13,295	18,217
Restructuring costs related to Ashford.com	1,680	74	—
Net loss on sale of Ashford.com assets	2,566	—	—
Stock-based compensation	401	1,935	3,5,76
Depreciation and amortization	10,509	11,386	10,944

Total operating expenses	92,817	100,252	132,122

Other (income) expense:
Other Expense	—	—	560
Interest expense	749	—	538
Interest income	(1,377)	(1,177)	(1,162)

Total other (income) expense	(628)	(1,177)	(64)

Net income (loss)	$(33,809)	$(11,887)	$(337)

Income (loss) per share :
Net income (loss) — basic and diluted	$(0.88)	$(0.30)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	38,566	39,638	41,073

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Comprehensive (Loss) Income	Accumulated Other Comprehensive Income	Treasury Stock		Total
	Shares	Dollars					Shares	Dollars
Consolidated balance at December 29, 2001 (as previously reported)	37,674	$377	$277,628	$(131,738)		$—	1	$—	$146,267
Adjustment to beginning accumulated deficit (see Note 22)				$1,041					$1,041
Consolidated balance at December 29, 2001 (as restated, see Note 22)	37,674	$377	$277,628	$(130,697)		$—	1	$—	$147,308
Net loss				(33,809)	$(33,809)				(33,809)
Net unrealized gains on available-for-sale securities					57	57			57
Comprehensive loss					$(33,752)
Issuance of common stock in acquisition of Ashford.com, Inc.	430	4	6,877						6,881
Stock-based compensation expense			(452)						(452)
Issuance of common stock upon exercise of options and warrants	599	6	1,358						1,364
Issuance of common stock under Employee Stock Purchase Plan	155	2	566						568
Purchase of treasury stock Plan			(352)				73	(1)	(353)
Consolidated balance at December 28, 2002 (as restated, see Note 22)	38,858	$389	$285,625	$(164,506)		$57	74	$(1)	$121,564
Net loss (as restated, see Note 22)				(11,887)	$(11,887)				(11,887)
Net unrealized losses on available-for-sale securities					(57)	(57)			(57)
Comprehensive loss (as restated, see Note 22)					$(11,944)
Issuance of common stock to ITH in exchange for warrants	1,650	16	(16)						—
Stock-based compensation expense			564						564)
Issuance of common stock upon exercise of options and warrants	208	2	1,051						1,053
Issuance of common stock under Employee Stock Purchase Plan	149	2	347						349
Retirement of treasury stock	(73)	(1)	—				(73)	1	—
Other	(11)	—	—						—
Consolidated balance at January 3, 2004 (as restated, see Note 22)	40,781	$408	$287,571	$(176,393)		$—	1	$—	$111,586
Net loss (as restated, see Note 22)				$(337)	$(337)				340
Net unrealized losses on available-for-sale securities					(104)	(104)			(104)
Comprehensive loss (as restated, see Note 22)					$(441)
Stock-based compensation expense (as restated, see Note 22)			1,835						1,859
Issuance of common stock upon exercise of options and warrants	803	8	5,065						5,073
Consolidated balance at January 1, 2005 (as restated, see Note 22)	41,584	$416	$294,471	$(176,730)		$(104)	1	$—	$118,053

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended
	December 28, 2002 (as restated, see Note 22)	January 3, 2004 (as restated, see Note 22)	January 1, 2005 (as restated, see Note 22)
Cash Flows from Operating Activities:
Net loss	$(33,809)	$(11,887)	$(337)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,509	11,386	10,944
Stock-based compensation	401	1,935	3,576
Non-cash restructuring costs related to Ashford.com	841	—	—
Net loss on sale of Ashford.com assets	2,566	—	—
Amortization of discount on note receivable	—	(180)	—
Net loss on disposal of assets	—	—	113
Changes in operating assets and liabilities:
Accounts receivable, net	4,693	(924)	(9,836)
Inventory	3,978	1,396	(14,863)
Prepaid expenses and other current assets	(329)	230	(399)
Notes receivable	—	(30)	(201)
Other assets, net	861	—	(325)
Accounts payable and accrued expenses and other	13,899	(1,424)	38,049
Deferred revenue	6,431	(27)	(5,627)

Net cash provided by operating activities	10,041	475	21,094

Cash Flows from Investing Activities:
Acquisition of property and equipment, net	(29,480)	(7,999)	(34,717)
Proceeds from sale of Ashford.com assets	2,151	—	—
Net cash paid for acquisition of Ashford.com	(8,860)	—	—
Payments received on note receivable	—	900	3,246
Purchases of marketable securities	(81,430)	(60,384)	(64,131)
Sales of marketable securities	94,194	59,808	39,330
(Purchases) sales of short-term investments	(38)	2,280	—

Net cash used in investing activities	(23,463)	(5,395)	(56,272)

Cash Flows from Financing Activities:
Repayments of capital lease obligations	(429)	(78)	(1,581)
Proceeds of mortgage note	—	—	13,000
Repayments of mortgage note	(5,247)	—	(55)
Retirement of Ashford.com revolving credit facility	(3,123)	—	—
Purchases of treasury stock	(353)	—	—
Proceeds from sale of common stock and warrants	568	349	—
Proceeds from exercises of common stock options and warrants	1,364	1,053	5,070

Net cash provided by (used in) financing activities	(7,220)	1,324	16,434

Net decrease in cash and cash equivalents	(20,642)	(3,596)	(18,744)
Cash and cash equivalents, beginning of year	63,046	42,404	38,808

Cash and cash equivalents, end of year	$42,404	$38,808	$20,064

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

Deferred Revenue: Deferred revenue consists primarily of fees paid in advance to the Company under agreements to manage some aspects of certain partners’ e-commerce businesses, including fulfillment, technology and customer service, existing at the balance sheet date. Deferred revenue also consists of amounts received from the sale of gift certificates redeemable through the Company’s partners’ e-commerce businesses.

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

Fulfillment Costs: The Company defines fulfillment costs as personnel, occupancy and other costs associated with its Kentucky fulfillment centers and Ashford.com’s Texas fulfillment center that it formerly maintained, personnel and other costs associated with its logistical support and vendor operations departments and third-party warehouse and fulfillment services costs. Fulfillment costs were $12,531 for the fiscal year ended December 28, 2002, $15,631 for the fiscal year ended January 3, 2004 and $24,216 for the fiscal year ended January 1, 2005 and are included in sales and marketing expense.

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

The following table illustrates the pro forma net loss and losses per share for the fiscal years ended December 28, 2002, January 3, 2004 and January 1, 2005 as if compensation expense for stock options issued to employees had been determined consistent with SFAS No. 123:

	Fiscal Year Ended
	December 28, 2002	January 3, 2004	January 1, 2005
	(in thousands, except per share amounts)
Net loss, as reported	$(33,809)	$(11,887)	$(337)
Add: Stock-based compensation expense included in reported net loss	(21)	462	1,714
Deduct: Total stock-based compensation determined under fair value based method for all awards	(6,508)	(5,030)	(6,915)
Pro forma net loss	$(40,338)	$(16,455)	$(5,538)
Loss per share—basic and diluted:
Net loss per share, as reported	$(0.88)	$(0.30)	$(0.01)
Pro forma net loss per share	$(1.05)	$(0.42)	$(0.13)

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

Share-Based Payment. In December 2004, the Financial Accounting Standards Board, or FASB, issued Financial Accounting Standards Board Statement No. 123R “Share-Based Payment”, or SFAS 123R, which replaces Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In addition, SFAS 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The Company has preliminarily decided to use the prospective method for transition as of the effective date of SFAS 123R. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS 123R. The Company is evaluating the requirements of SFAS 123R and it expects that the adoption of SFAS 123R will have a material impact on its consolidated results of operations and earnings per share.

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

At January 1, 2005, the accrued liability associated with the cessation of Ashford.com operations was $370 and consisted of the following (in thousands):

	Balance at December 28, 2002	Subsequent Accruals, net	Payments	Balance at January 3, 2004	Balance January 1, 2005	Due Within 12 Months
	(in thousands)
Termination benefits	$417	$—	$(417)	$—	$—	$—
Contractual obligations	402	74	(106)	370	370	370
Other restructuring costs	12	—	(12)	—	—	—
	$831	$74	$(535)	$370	$370	$370

NOTE 4—MARKETABLE SECURITIES

Marketable securities, at estimated fair value, consist of the following:

	January 3, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(in thousands)
Auction rate securities	$18,750	$—	$—	$18,750
Corporate bonds	2,908	7	(10)	2,905
U.S. government agency securities	9,004	12	(9)	9,007
	$30,662	$19	$(19)	$30,662

	January 1, 2005
	Amortized Cost	Gross Unrealized Losses(1)	Estimated Fair Value
	(in thousands)
Auction rate securities	$39,700	$—	$39,700
Corporate bonds	5,963	(41)	5,922
U.S. government agency securities	9,800	(63)	9,737
	$55,463	$(104)	$55,359

(1)	The fair value of marketable securities with loss positions was $6,071 as of January 3, 2004 and $15,658 as of January 1, 2005, and the gross unrealized losses on these marketable securities were $19 as of January 3, 2004 and $104 as of January 1, 2005. The Company considered the nature of these marketable securities, which are primarily U.S. government agency securities, corporate bonds and auction preferred stock, the amount of the impairments relative to the carrying value of the related investments and the duration of the impairments, which are all less than twelve months, and concluded that the impairments were temporary.

The amortized cost and estimated fair value of investments in debt securities as of January 1, 2005, by contractual maturity, are as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due within one year	$36,156	$36,089
Due after one year through five years	13,307	13,270
Due after five years through ten years	—	—
Due after ten years	6,000	6,000
	$55,463	$55,359

NOTE 5—PROPERTY AND EQUIPMENT

The major classes of property and equipment, at cost, as of January 3, 2004 and January 1, 2005 are as follows:

	January 3, 2004	January 1, 2005
	(in thousands)
Computer hardware and software	$44,113	$51,841
Building and building improvements	20,977	39,751
Furniture, warehouse and office equipment	6,712	10,651
Land	3,663	7,663
Leasehold improvements	413	529
Capitalized Lease	—	1,692
Construction in progress	655	387
	76,533	112,514
Less: Accumulated depreciation and amortization	(31,693)	(38,127)
Property and equipment, net	$44,840	$74,387

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

During the fiscal year ended January 1, 2005, the Company granted to employees options to purchase an aggregate of 730,800 shares of the Company’s common stock at prices ranging from $0.01 to $16.10 per share and granted to directors options to purchase an aggregate of 62,500 shares of the Company’s common stock at $8.11 per share. The weighted average fair value during the fiscal year ended January 1, 2005 was $7.00 per share and the weighted average exercise price of the options granted with exercise prices at the then-current market prices of the underlying stock during the fiscal year ended January 1, 2005 was $10.18 per share. The weighted average fair value during the fiscal year ended January 1, 2005 was $9.47 per share and the weighted average exercise price of the options granted with exercise prices below the then-current market prices of the underlying stock during the fiscal year ended January 1, 2005 was $0.01 per share. For the fiscal year ended January 1, 2005, the Company recorded $1,773 of stock-based compensation expense relating to options and restricted stock, $1,734 relating to employees and $15 relating to consultants.

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

During the fiscal year ended December 28, 2002, the Company granted to employees options to purchase an aggregate of 807,470 shares of the Company’s common stock at prices ranging from $4.03 to $19.94 per share and granted to directors options to purchase an aggregate of 48,750 shares of the Company’s common stock at a price of $14.68 per share. The weighted average fair value during the fiscal year ended December 28, 2002 was $8.66 per share and the weighted average exercise price of the options granted with exercise prices at the then-current market prices of the underlying stock during the fiscal year ended December 28, 2002 was $12.45 per share. For the fiscal year ended December 28, 2002, the Company recorded a reduction of $508 in stock-based compensation expense relating to options and restricted stock, $21 relating to employees and $487 relating to consultants.

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

Assumption	Fiscal Year Ended January 1, 2005
Dividend yield	None
Expected volatility	100.0%
Average risk free interest rate	3.93%
Average expected lives	5.00 years

NOTE 9—INCOME TAXES

The loss from continuing operations before income taxes and the related benefit from income taxes were as follows:

Fiscal Year Ended
	December 28, 2002	January 3, 2004	January 1, 2005
(in thousands)
Loss from continuing operations before income taxes:
Domestic	$(33,809)	$(11,887)	$(337)
Foreign	—	—	—
Total	$(33,809)	$(11,887)	$(337)
Benefit from income taxes:
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total Current	$—	$—	$—
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total Deferred	$—	$—	$—
Total:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total	$—	$—	$—

For the fiscal years ended December 28, 2002, January 3, 2004 and January 1, 2005, the Company had no provision for federal and state income taxes.

The significant components of net deferred tax assets and liabilities as of January 3, 2004 and January 1, 2005 consisted of the following:

	Fiscal Year Ended
	January 3, 2004	January 1, 2005
Deferred tax assets:
Net operating loss carryforwards	$174,249	$179,495
Deferred revenue	6,104	3,798
Employee benefits	248	91
Inventory	1,149	1,019
Prepaid expenses	—	—
Depreciation	914	2,278
Provision for doubtful accounts	1,556	1,293
Gross deferred tax assets	184,220	187,974
Deferred tax liabilities:
Prepaid expenses	—	—
Net deferred tax assets and liabilities	184,220	187,974
Valuation allowance	(184,220)	(187,974)
Net deferred tax asset	$—	$—

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

NOTE 10—LOSS PER SHARE

Net loss per share has been computed in accordance with SFAS No. 128, “Earnings per Share.” Basic and diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the fiscal year. For all periods presented, the outstanding common stock options and warrants have been excluded from the calculation of diluted loss per share because their effect would be antidilutive.

The amounts used in calculating loss per share data are as follows:

	Year ended December 31,
	December 28, 2002	January 3, 2004	January 1, 2005
Net loss attributable to common shares	$(33,809)	$(11,887)	$(337)
Weighted average common shares outstanding—basic and diluted	38,566	39,638	41,073
Outstanding common stock options having no dilutive effect	5,369	6,716	6,109
Outstanding common stock warrants having no dilutive effect	7,082	803	815
Lloss per common share—basic and diluted:	$(0.88)	$(0.30)	$(0.01)

NOTE 11—COMPREHENSIVE LOSS

The following table summarizes the components of comprehensive income (loss):

	Fiscal Year Ended
	December 28, 2002	January 3, 2004	January 1, 2005
	(in thousands)
Net loss	$(33,809)	$(11,887)	$(337)
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	57	(57)	(104)
Other comprehensive income (loss)	57	(57)	(104)
Comprehensive loss	$(33,752)	$(11,944)	$(441)

NOTE 12—SIGNIFICANT TRANSACTIONS/CONCENTRATIONS OF CREDIT RISK

Net revenues included $2,457 for the fiscal year ended December 28, 2002, $0 for the fiscal year ended January 3, 2004 and $0 for the fiscal year January 1, 2005, related to bulk sales to one entity. As of January 3, 2004 and January 1, 2005, the amount included in accounts receivable related to these bulk sales was $0.

Net revenues included $8,281 for the fiscal year ended December 28, 2002, $0 for the fiscal year ended January 3, 2004 and $0 for the fiscal year ended January 1, 2005 from sales of one of the Company’s partner’s products sold primarily through its direct response television campaigns in addition to Web site and toll-free number sales. As of January 3, 2004 and January 1, 2005, the amount included in accounts receivable related to these sales was $0.

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

NOTE 16—SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Fiscal Year Ended
	December 28, 2002	January 3, 2004	January 1, 2005
	(in thousands)
Cash paid during the year for interest	$749	$—	$466
Acquisition of Ashford.com:
Fair value of assets acquired (including goodwill)	$27,575	$—	$—
Liabilities assumed	(11,834)	—	—
Stock issued	(6,881)	—	—
Cash paid	8,860	—	—
Cash acquired	—	—	—
Net cash paid for acquisition of Ashford.com	$8,860	$—	$—
Noncash Investing and Financing Activities:
Net unrealized gains (losses) on available-for-sale securities	$57	$(57)	$(104)
Receipt of a promissory note in connection with the sale of certain assets of Ashford.com	$3,976	$—	$—
Receipt of shares of, and warrants to purchase, Odimo’s Series D preferred stock in connection with the sale of certain assets of Ashford.com	$2,159	$—	$—
Receipt of shares of, and warrants to purchase, Odimo’s Series C preferred stock in connection with a conversion of principal due under a note	$—	$—	$688
Exchange of a portion of a promissory note in connection with a conversion of principal due under the note	$—	$—	$(682)
Issuance of common stock upon exercises of options granted to employees of the discontinued operations	$4	$3	$—
Changes in accrual for purchases of property and equipment	$(441)	$(480)	$2,818
Equipment financed under capital lease	$—	$—	$3,170

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

	For the Fiscal Year Ended January 3, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net revenues	$48,879	$50,348	$47,483	$95,209
Gross profit	$17,026	$17,041	$16,705	$36,416
Net income (loss), as previously reported	$(5,483)	$(3,777)	$(5,545)	$2,744
Net income (loss) as restated (2)	NC	NC	NC	$2,918
Income (losses) per share—basic and diluted(1)	$(0.14)	$(0.10)	$(0.14)	$0.07
Weighted average shares outstanding—basic	38,784	38,838	40,109	40,737
Weighted average shares outstanding—diluted	38,784	38,838	40,109	42,180

(1)	The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

(2)	See Note 22.

	For the Fiscal Year Ended January 1, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net revenues as previously reported	$66,268	$64,689	$68,588	$135,787
Net revenues as restated (2)	NC	NC	NC	$135,559
Gross profit as previously reported	$24,760	$25,125	$26,417	$55,895
Gross profit as restated (2)	NC	NC	NC	$55,419
Net income (loss) as previously reported	$(4,028)	$(3,146)	$(3,047)	$10,561
Net income (loss) as restated (2)	$(4,203)	NC	$(3,041)	$10,053
Income (losses) per share—basic and diluted(1):
Net income (loss)—basic as previously reported	$(0.10)	$(0.08)	$(0.07)	$0.26
Net income (loss)—basic as restated (2)	NC	NC	NC	$0.24
Net income (loss)—diluted as previously reported	$(0.10)	$(0.08)	$(0.07)	$0.25
Net income (loss)—diluted as restated (2)	NC	NC	NC	$0.23
Weighted average shares outstanding—basic	40,868	40,991	41,081	41,351
Weighted average shares outstanding—diluted	40,868	40,991	41,081	43,076

(1)	The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

(2)	See Note 22. (NC means to no change in previously reported amounts.)

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

NOTE 22—RESTATEMENTS OF THE CONSOLIDATED FINANCIAL STATEMENTS

First Restatement

As previously disclosed in Amendment No. 2 to Form 10-K/A for the year ended January 1, 2005, the Company determined that the Company’s investments in auction rate securities should have been classified as marketable securities within current assets. Previously, such investments had been classified as cash and cash equivalents. Accordingly, the Company restated the classification to report these investments in marketable securities on the consolidated balance sheets as of January 1, 2005 and January 3, 2004 and made corresponding corrections to the consolidated statements of cash flows for the fiscal years ended January 1, 2005, January 3, 2004 and December 28, 2002, to reflect the gross purchases and sales of these investments as investing activities. In addition, the Company has corrected the number of shares of common stock available for future grants, in Note 8.

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

The impact on accumulated deficit of correcting for these errors as of January 1, 2005 and January 3, 2004 was a decrease of $539 and $1,216, respectively. The impact on beginning accumulated deficit for fiscal year ended December 28, 2002 of correcting for these errors was a decrease of $1,041, which was related solely to the reconciliation of accounts payable.

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

The impact on net income (loss) of correcting for all of the above errors is summarized as follows:

•	Fiscal year ended January 1, 2005: Previously reported net income of $340 is restated to a net loss of $337.

•	Fiscal year ended January 3, 2004: Previously reported net loss of $12,062 is restated to a net loss of $11,887.

•	Fiscal year ended December 28, 2002: Previously reported net loss of $33,809 was not affected by the restatements.

As a result, the accompanying consolidated financial statements as of January 1, 2005 and January 3, 2004, and for the three years in the period ended January 1, 2005 have been restated from amounts previously reported.

The following tables present a summary of the significant effects of the restatements:

	Consolidated Balance Sheets
	As Previously Reported	First Restatement	Second Restatement	As Restated
January 3, 2004
Cash and cash equivalents	$57,558	(18,750)	—	$38,808
Marketable securities	11,912	18,750	—	30,662
Accounts Payable	27,677	—	(1,041)	26,636
Accrued expenses and other	22,538	—	(175)	22,363
Total current liabilities	65,213	—	(1,216)	63,997
Total liabilities	65,213	—	(1,216)	63,997
Accumulated deficit	(177,609)	—	1,216	(176,393)
Total stockholders’ equity	110,370	—	1,216	111,586

January 1, 2005
Cash and cash equivalents	$56,564	(36,500)	—	$20,064
Marketable securities	18,859	36,500	—	55,359
Accounts receivable, net of allowance of $408	14,908	—	(174)	14,734
Total current assets	130,486	—	(174)	130,312
Property and equipment, net	74,286	—	101	74,387
Total assets	231,896	—	(73)	231,823
Accounts payable	58,762	—	(739)	58,023
Accrued expenses and other	31,691	—	151	31,842
Total current liabilities	100,794	—	(588)	100,206
Total liabilities	114,358	—	(588)	113,770
Additional paid in capital	294,495	—	(24)	294,471
Accumulated deficit	(177,269)	—	539	(176,730)
Total stockholders’ equity	117,538	—	515	118,053
Total liabilities and stockholders’ equity	231,896	—	(73)	231,823

	Consolidated Statements of Operations
	As Previously Reported	Second Restatement	As Restated
Fiscal Year Ended January 3, 2004
Sales and marketing	$59,613	$(128)	$59,485
Product development	14,124	(47)	$14,077
Total operating expenses	100,427	(175)	100,252
Net loss	(12,062)	175	(11,887)
Loss per share	(0.30)	—	(0.30)

	As Previously Reported	Second Restatement	As Restated
Fiscal Year Ended January 1, 2005
Service fee revenue	$60,344	$(228)	$60,116
Net revenues	335,332	(228)	335,104
Cost of revenues from product sales	203,135	248	203,383
Gross profit	132,197	(476)	131,721
Sales and marketing	78,919	238	79,157
Product development	20,181	47	20,228
Stock-based compensation	3,600	(24)	3,576
Total operating expenses	131,861	261	132,122
Other Expense	620	(60)	560
Total other (income) expense	(4)	(60)	(64)
Net income (loss)	340	(677)	(337)
Income (loss) per share	0.01	—	(0.01)

	Consolidated Statements of Cash Flows
	As Previously Reported	First Restatement	Second Restatement	As Restated
Fiscal Year Ended December 28, 2002
Accounts payable and accrued expenses and other	$13,458	—	$441	13,899
Net cash provided by operating activities	9,600	—	441	10,041
Acquisition of property and equipment	(29,039)	—	(441)	(29,480)
Purchases of marketable securities	(20,578)	(60,852)	—	(81,430)
Sales of marketable securities	9,092	85,102	—	94,194
Net cash used in investing activities	(47,272)	24,250	(441)	(23,463)
Net decrease in cash and cash equivalents	(44,892)	24,250	—	(20,642)

Fiscal Year Ended January 3, 2004
Net loss	$(12,062)	—	$175	$(11,887)
Accounts payable and accrued expenses and other	(1,729)	—	305	(1,424)
Net cash provided by (used in) operating activities	(5)	—	480	475
Acquisition of property and equipment	(7,519)	—	(480)	(7,999)
Purchases of marketable securities	(15,976)	(44,408)	—	(60,384)
Sales of marketable securities	15,550	44,258	—	59,808
Net cash used in investing activities	(4,765)	(150)	(480)	(5,395)
Net decrease in cash and cash equivalents	(3,446)	(150)	—	(3,596)

Fiscal Year Ended January 1, 2005
Net income (loss)	$340	—	(677)	$(337)
Stock-based compensation	3,600	—	(24)	3,576
Accounts receivable, net	(10,010)	—	174	(9,836)
Accounts payable and accrued expenses and other	40,239	—	(2,190)	38,049
Net cash provided by operating activities	23,811	—	(2,717)	21,094
Acquisition of property and equipment	(37,434)	—	2,717	(34,717)
Purchases of marketable securities	(9,656)	(54,475)	—	(64,131)
Sales of marketable securities	2,605	36,725	—	39,330
Net cash used in investing activities	(41,239)	(17,750)	2,717	(56,272)