Form 10-Q/A
period 2005-04-02
GSI COMMERCE INC
filed 2005-12-07
CIK 828750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

FORM 10-Q/A

FOR THE QUARTER ENDED APRIL 2, 2005

EXPLANATORY NOTE

This Amendment No. 1 to this Form 10-Q/A is being filed in order to restate the previously issued historical condensed consolidated financial statements as of January 1, 2005 and April 2, 2005 and for the three months ended April 3, 2004 and April 2, 2005, initially filed with the Securities and Exchange Commission (“SEC”) on May 11, 2005 (the “Original Filing”). For further discussion regarding the restatement, see Note 17 “Restatement of the Consolidated Financial Statements” under Notes to Condensed Consolidated Financial Statements.

This Form 10-Q/A amends and restates only Items 1, 2, and 4 of Part I and Item 6 of Part II of the Original Filing to reflect the effects of the restatements of our financial statements for the periods presented. The remaining Items contained within the Original Filing on Form 10-Q have not been included herein. Except for the forgoing amended information, this Amendment No. 1 continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. We are also updating the Signature Page and certifications contained in Exhibits 31.1, 31.2 and 32.1.

Our fiscal year ends on the Saturday nearest the last day of December. Accordingly, references to fiscal 1999, fiscal 2000, fiscal 2001, fiscal 2002, fiscal 2003 and fiscal 2004 refer to the fiscal years ended January 1, 2000, December 30, 2000, December 29, 2001, December 28, 2002, January 3, 2004 and the fiscal year ending January 1, 2005.

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

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	January 1, 2005	April 2, 2005
	(as restated, see Note 17)	(as restated, see Note 17)
ASSETS
Current assets:
Cash and cash equivalents	$20,064	$10,736
Marketable securities	55,359	32,487
Accounts receivable, net of allowance of $406 and $388, respectively	14,734	9,296
Inventory	37,773	34,013
Prepaid expenses and other current assets	2,382	2,193

Total current assets	130,312	88,725
Property and equipment, net	74,387	76,453
Goodwill	13,453	13,453
Other equity investments	2,847	5,650
Other assets, net of accumulated amortization of $4,416 and $4,913, respectively	10,824	10,317

Total assets	$231,823	$194,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,023	$31,179
Accrued expenses and other	31,842	21,558
Deferred revenue	9,370	8,679
Current portion – long-term debt and other	971	589

Total current liabilities	100,206	62,005

Long-term debt and other	13,564	13,410
Mandatorily redeemable preferred stock, Series A, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding as of January 1, 2005 and April 2, 2005	—	—

Total liabilities	113,770	75,415
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 4,990,000 shares authorized; 0 shares issued and outstanding as of January 1, 2005 and April 2, 2005	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 41,584,061 and 41,778,856 shares issued as of January 1, 2005 and April 2, 2005, respectively; 41,582,851 and 41,772,246 shares outstanding as of January 1, 2005 and April 2, 2005, respectively	416	418
Additional paid in capital	294,471	294,982
Accumulated other comprehensive (loss) income	(104)	2,067
Accumulated deficit	(176,730)	(178,284)

Total stockholders’ equity	118,053	119,183

Total liabilities and stockholders’ equity	$231,823	$194,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 3, 2004	April 2, 2005
	(as restated, see Note 17)	(as restated, see Note 17)
Revenues:
Net revenues from product sales	$56,878	$76,652
Service fee revenues	9,390	14,706

Net revenues	66,268	91,358
Cost of revenues from product sales	41,508	57,587

Gross profit	24,760	33,771

Operating expenses:
Sales and marketing, exclusive of $494 and $183 reported below as stock-based compensation, respectively	17,577	20,859
Product development, exclusive of $49 and $(30) reported below as stock-based compensation, respectively	4,530	6,589
General and administrative, exclusive of $84 and $(398) reported below as stock-based compensation, respectively	3,920	5,225
Stock-based compensation	627	(245)
Depreciation and amortization	2,599	3,122

Total operating expenses	29,253	35,550

Other (income) expense:
Other (income) expense	—	(115)
Interest expense	—	233
Interest income	(290)	(343)

Total other (income) expense	(290)	(225)

Net loss	$(4,203)	$(1,554)

Loss per share—basic and diluted:
Net loss	$(0.10)	$(0.04)

Weighted average shares outstanding—basic and diluted	40,868	41,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 3, 2004 (as restated, see Note 17)	April 2, 2005 (as restated, see Note 17)
Cash Flows from Operating Activities:
Net loss	$(4,203)	$(1,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,599	3,122
Stock-based compensation	627	(245)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,870)	5,438
Inventory	1,847	3,760
Prepaid expenses and other current assets	(79)	189
Notes receivable	180	—
Other assets, net	35	9
Accounts payable and accrued expenses and other	(12,568)	(35,546)
Deferred revenue	(1,773)	(691)

Net cash used in operating activities	(16,205)	(25,518)

Cash Flows from Investing Activities:
Acquisition of property and equipment,	(2,234)	(6,761)
Deferred cost in other	—	(247)
Net cash paid for equity investments	—	(136)
Purchases of marketable securities	(8,664)	(9,177)
Sales of marketable securities	8,455	32,000
Cash (used in) provided by investing activities	(2,443)	15,679

Cash Flows from Financing Activities:
Repayments of loan	—	(339)
Repayments of capital lease obligations	—	(160)
Repayments of mortgage note	—	(38)
Deferred cost paid	—	(199)
Proceeds from exercises of common stock options	903	1,247

Net cash provided by financing activities	903	511

Net decrease in cash and cash equivalents	(17,745)	(9,328)
Cash and cash equivalents, beginning of period	38,808	20,064

Cash and cash equivalents, end of period	$21,063	$10,736

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

This quarterly report should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements presented in the Company’s Annual Report on Form 10-K/A Amendment No. 3 filed with the SEC on December 6, 2005.

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

Other Equity Investments: Other equity investments consist of 824,594 shares of Odimo Incorporated (“Odimo”) common stock, which was converted from Series C and Series D preferred stock when Odimo completed an initial public offering through the issuance of 3,125,000 shares of its common stock in February of 2005. The Company accounts for the investment in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”. The initial cost of the Company’s investment was determined based on the fair value of the investment at the time of its acquisition. At the time, an observable market price did not exist for non-marketable securities. In order to determine the fair value of the investment in Odimo, the Company obtained an independent, third-party valuation. The valuation incorporated a variety of methodologies to estimate fair value, including comparing the security with securities of publicly traded companies in similar lines of business, applying price multiples to estimated future operating results for Odimo and estimating discounted cash flows. Factors affecting the valuation included restrictions on control and marketability of Odimo’s equity securities and other information available to the Company, such as the Company’s knowledge of the industry and knowledge of specific information about Odimo. Using this valuation, the Company determined the estimated fair value of the investment to be approximately $2,847 as of January 1, 2005. The fair value of the Odimo investment as of April 2, 2005 was $5,203, which was determined by the current market price of the common stock of Odimo on April 1, 2005, which resulted in a gain of $2,220 in the first fiscal quarter of 2005, which is recorded in accumulated other comprehensive income/(loss) as a component of stockholders equity. During the first quarter, the Company exercised warrants related to Odimo for $136 of common stock.

Other Assets, Net: Other assets, net consists primarily of deferred partner revenue share charges, resulting from the exercise of a right to receive 1,600,000 shares of the Company’s common stock in lieu of future cash partner revenue share payments. Deferred partner revenue share charges were $10,097 as of January 1, 2005 and $9,609 for the three-month period ended April 2, 2005, and are being amortized as stock-based compensation expense as the partner revenue share expense is incurred. The partner revenue share expense incurred is based on actual revenues recognized in a given period and the imputed partner revenue share percentage, which is based on the value of the Company’s common stock that was issued upon exercise of the right. Stock-based compensation expense related to the amortization of deferred partner revenue share charges was $360 for the three-month periods ended April 3, 2004, and $488 for the three-month periods ended April 2, 2005.

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

Vendor Allowances: In accordance with EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” for all contracts entered into or modified after December 31, 2002, vendor allowances are recorded as a reduction in the cost of the applicable vendor’s products and recognized in cost of sales when the related product is sold unless the allowances represent reimbursement of a specific incremental and identifiable cost incurred to promote the vendor’s product. If the allowance represents a reimbursement of cost, it is recorded as an offset to the associated expense incurred. Any reimbursement greater than the costs incurred is recognized as a reduction in the cost of the product.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

The following table illustrates the pro forma net loss and losses per share for the three-month periods ended April 3, 2004 and April 2, 2005 as if compensation expense for stock options issued to employees had been determined consistent with SFAS No. 123:

	Three Months Ended
	April 3, 2004	April 2, 2005
	(in thousands)
Net loss, as reported	$(4,203)	$(1,554)
Add: Stock-based compensation expense included in reported net loss	261	(694)
Deduct: Total stock-based compensation determined under fair value based method for all awards	(1,352)	(1,326)

Pro forma net loss	$(5,294)	$(3,574)

Losses per share—basic and diluted:
Net loss per share, as reported	$(0.10)	$(0.04)

Pro forma net loss per share	$(0.13)	$(0.09)

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

Share-Based Payment. In December 2004, the Financial Accounting Standards Board, or FASB, issued Financial Accounting Standards Board Statement No. 123R “Share-Based Payment”, or SFAS 123R, which replaces Financial Accounting

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

Standards Board Statement No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In addition, SFAS 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. In April 2005, the SEC announced that it would delay the initial adoption of SFAS 123R from interim periods that begin after June 15, 2005, to annual periods. The Company will now be required to adopt SFAS 123R in its first quarter of 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The Company has preliminarily decided to use the prospective method for transition as of the effective date of SFAS 123R. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS 123R. The Company is evaluating the requirements of SFAS 123R and it expects that the adoption of SFAS 123R will have a material impact on its consolidated results of operations and earnings per share.

NOTE 3—MARKETABLE SECURITIES

Marketable securities, at estimated fair value, consist of the following:

	January 1, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(in thousands)
Auction rate securities	$39,700		$—	$39,700
Corporate Bonds	5,963		(41)	5,922
U.S. government agency securities	9,800		(63)	9,737

	$55,463		$(104)	$55,359

	April 2, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(in thousands)
Auction rate securities	12,400			12,400
Corporate bonds	8,441	6	(66)	8,381
U.S. government agency securities	11,799	—	(93)	11,706

	$32,640	$6	$(159)	$32,487

The amortized cost and estimated fair value of investments in debt securities as of April 2, 2005, by contractual maturity, are as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due within one year	$19,907	$19,792
Due after one year through five years	7,733	7,695

Due after five years through ten years

Due after ten years	5,000	5,000

	$32,640	$32,487

The fair value of marketable securities with loss positions was $15,659 as of January 1, 2005 and $19,562 as of April 2, 2005, and the gross unrealized losses on these marketable securities were $104 as of January 1, 2005 and $159 as of April 2, 2005. The Company considered the nature of these marketable securities, which are primarily U.S. government agency securities, the amount of the impairments relative to the carrying value of the related investments and the duration of the impairments, which are all less than twelve months, and concluded that the impairments were not other than temporary.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

NOTE 4—PROPERTY AND EQUIPMENT

The major classes of property and equipment, at cost, as of January 1, 2005 and April 2, 2005 are as follows:

	January 1, 2005	April 2, 2005
	(in thousands)
Computer hardware and software	$51,841	$54,960
Building and building improvements	39,751	40,095
Furniture, warehouse and office equipment	10,651	10,835
Land	7,663	7,663
Leasehold improvements	529	532
Capitalized Lease	1,692	1,692
Construction in progress	387	1,805

	112,514	117,582
Less: Accumulated depreciation and amortization	(38,127)	(41,129)

Property and equipment, net	$74,387	$76,453

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

NOTE 6—CHANGES IN STOCKHOLDERS’ EQUITY

The following table summarizes the changes in stockholders’ equity for the three-month periods ended April 3, 2004 and April 2, 2005:

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Comprehensive (Loss) Income	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
	Shares	Dollars					Shares	Dollars
	(in thousands)
Consolidated balance at January 3, 2004 (as restated, see Note 17)	40,781	$408	$287,571	$(176,393)		$—	1	$—	$111,586
Net loss (as restated, see Note 17)				(4,203)	$(4,203)				(4,203)
Net unrealized losses on available-for-sale securities					(25)	(25)			(25)

Comprehensive loss (as restated, see Note 17)					$(4,228)

Stock-based compensation expense			267						267
Issuance of common stock upon exercise of options	193	2	901						903
Consolidated balance at April 3, 2004 (as restated, see Note 17)	40,974	$410	$288,739	$(180,596)		$(25)	1	$—	$108,528

Consolidated balance at January 1, 2005 (as restated, see Note 17)	41,584	$416	$294,471	$(176,730)		$(104)	1	$—	$118,053
Net loss (as restated, see Note 17)				(1,554)	$(1,554)				(1,554)
Net unrealized losses on available-for-sale securities					(49)	(49)			(49)
Unrealized gain on investment in Odimo recorded at fair value					2,220	2,220			2,220

Comprehensive income (as restated, see Note 17)					$617

Stock-based compensation expense (as restated, see Note 17)			(734)						(734)
Issuance of common stock upon exercise of options	195	2	1,245						1,247

Consolidated balance at April 2, 2005 (as restated, see Note 17)	41,779	$418	$294,982	$(178,284)		$2,067	1	$—	$119,183

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

During the three-month period ended April 2, 2005, the Company granted to employees options to purchase an aggregate of 58,375 shares and restricted stock units to purchase an aggregate of 106,464 shares of the Company’s common stock at prices ranging from $14.78 to $14.92 per share. The weighted average fair value and the weighted average exercise price of the options granted with exercise prices at the then-current market prices of the underlying stock during the three-month period ended April 2, 2005 was $6.34 and $14.78 per share, respectively. For the three-month period ended April 2, 2005, the Company recorded a reduction of $704 of stock-based compensation relating to options and restricted stock.

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

No warrants were granted or issued by the Company during the three-month periods ended April 3, 2004 and April 2, 2005, respectively.

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

As of April 2, 2005, 1,208,683 shares of common stock were available for future grants under the Plan.

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

NOTE 8—LOSS PER SHARE

Loss per share for all periods have been computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic and diluted loss per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Outstanding common stock options and warrants have been excluded from the calculation of diluted losses per share because their effect would be antidilutive.

The amounts used in calculating loss per share data are as follows:

	Three Months Ended
	April 3, 2004	April 2, 2005
	(in thousands)
Net loss	$(4,203)	$(1,554)

Weighted average shares outstanding—basic and diluted	40,868	41,662

Outstanding common stock options having no dilutive effect	6,401	5,813

Outstanding common stock warrants having no dilutive effect	803	815

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

NOTE 9—COMPREHENSIVE INCOME (LOSS):

The following table summarizes the components of comprehensive income (loss):

	Three Months Ended
	April 3, 2004	April 2, 2005
	(in thousands)
Net loss	$(4,203)	$(1,554)

Other comprehensive income (loss):
Net unrealized losses on available-for-sale Securities	(25)	(49)

Unrealized gain on investments in Odimo recorded at fair value	—	2,220

Other comprehensive (loss) income	(25)	2,171

Comprehensive (loss) income	$(4,228)	$617

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

NOTE 13—SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Three Months Ended
	April 3, 2004	April 3, 2005
	(in thousands)
Cash paid during the period for interest	$—	$234
Noncash Investing and Financing Activities:
Unrealized gain on investment in Odimo recorded at fair value	$—	$2,220
Changes in accrual for purchases of property and equipment	159	$(1,582)
Net unrealized losses on available-for-sale securities	$(25)	$(49)

NOTE 14—BUSINESS SEGMENTS

The Company operates in one principal business segment. The Company provides e-commerce solutions that enable retailers, branded manufacturers, entertainment companies and professional sports organizations to operate e-commerce businesses. The Company provides solutions for its partners through its integrated e-commerce platform, which is comprised of three components — core technology, supporting infrastructure and partner services. Through the Company’s integrated e-commerce platform, it provides Web site administration, Web infrastructure and hosting, business intelligence, an e-commerce engine, order management, fulfillment, drop shipping, customer service, buying, creative design, Web site usability, testing and enhancements, channel integration, business-to-business (B-to-B) services, content development and imaging, e-commerce strategy, online marketing and customer relationship management (CRM). The Company currently derives virtually all of its revenues from the sales of products by us through its partners’ e-commerce businesses and service fees earned by the Company in connection with the development and operation of its partner’s e-commerce businesses. The Company also derives revenue from fixed and variable fees earned in connection with the development and operation of partners’ e-commerce businesses and the provision of marketing and other services. All of the Company’s net revenues and operating results are in the United States and Canada. Net revenues and operating results in Canada are not significant. All of the Company’s identifiable assets are in the United States.

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

In the fiscal year-ended 2000, the Company entered into a website development and distribution agreement with iQVC, a division of QVC, Inc., pursuant to which the Company provides technology, procurement and fulfillment services for QVC, including selling sporting goods, recreational and/or fitness related equipment and related products, apparel and footwear to QVC for resale through the QVC Web site. Interactive Technology Holdings, LLC, which is a major stockholder of the Company, is a joint venture company of Comcast Corporation and QVC. The Company recognized net revenues on sales to this related party for the three-month period ended April 3, 2004 of $333 and for the three-month period ended April 2, 2005 of $398 under this Web site development and distribution agreement. The terms of these sales are comparable to those with other business-to-business partners of the Company. As of April 2, 2005, the amount included in accounts receivable net was $68.9 related to these sales.

In the fiscal year ended January 3, 2004, the Company entered into a service agreement with QVC pursuant to which QVC provided shipping services to the Company in exchange for fees. The fees charged to the Company by QVC were determined through arms-length negotiations. The Company incurred fees $319 for the three-month period ended April 3, 2004, of which $307 related directly to products shipped and was charged to cost of revenues from product sales and $12 related to professional

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

services provided and was charged to sales and marketing expense. The Company incurred fees of $26 for the three-month period ended April 2, 2005, of which $13 related directly to products shipped and was charged to cost of revenues from product sales and $13 related to professional services provided and was charged to sales and marketing expense. On February 1, 2005 we provided a 60 day termination notice to QVC, which would terminate this agreement effective April 3, 2005.

In exchange for Rustic Canyon forfeiting the rights to designate one member to the Company’s Board, on June 26, 2004, the Company granted to Rustic Canyon a warrant to purchase 12,500 shares of the Company’s common stock with a term of five years and an exercise price of $9.31 per share. The fair value of the warrant was estimated on the date of grant using Black-Scholes multiple option pricing model and the Company recorded $89 of stock-based compensation expense, relating to the warrant.

NOTE 16—LONG-TERM DEBT AND OTHER

The following table summarizes the Company’s long-term debt and other long-term liabilities as of April 2, 2005:

April 2, 2005
(in thousands)
Note payable	$12,908
Capital lease obligation	1,091

13,998
Less: Current portion of note payable	(145)
Less: Current portion of capital lease obligation	(444)

Long-term debt and other	$13,410

NOTE 17—RESTATEMENTS OF THE CONSOLIDATED FINANCIAL STATEMENTS

First Restatement

As previously disclosed in Amendment No. 2 to Form 10-K/A for the fiscal year ended January 1, 2005, the Company determined that the Company’s investments in auction rate securities should have been classified as marketable securities within current assets. Previously, such investments had been classified as cash and cash equivalents. Accordingly, the Company restated the classification to report these investments as marketable securities for the three-months ended April 3, 2004, to reflect the gross purchases and sales of these investments as investing activities.

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

The impact on net loss of correcting for the above errors in the accompanying condensed consolidated financial statements for the three months ended April 3, 2004 and April 2, 2005 was an increase of $175 and a decrease of $122, respectively. The impact on accumulated deficit of correcting for these errors as of January 3, 2004, April 3, 2004 and January 1, 2005 was a decrease of $1,216, $1,041 and $539, respectively.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

The Company also identified an error in the presentation of unpaid acquisitions of property and equipment at the end of each reporting period within the statements of cash flows. Previously, unpaid amounts for property additions were reported as a component of changes in operating assets and liabilities and acquisition of property and equipment. Such unpaid amounts should have been reported as a non-cash investing activity. As a result, the accompanying condensed consolidated financial statements as of January 1, 2005 and April 2, 2005 and for the three months ended April 3, 2004 and April 2, 2005, have been restated from amounts previously reported. The following tables present a summary of the significant effects of the restatements:

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

	Condensed Consolidated Balance Sheets
	As Previously Reported	First Restatement	Second Restatement	As Restated
January 1, 2005
Cash and cash equivalents	$56,564	$(36,500)	$—	$20,064
Marketable securities	18,859	36,500	—	55,359
Accounts receivable, net of allowance of $408	14,908	—	(174)	14,734
Total current assets	130,486	—	(174)	130,312
Property and equipment, net	74,286	—	101	74,387
Total assets	231,896	—	(73)	231,823
Accounts payable	58,762	—	(739)	58,023
Accrued expenses and other	31,691	—	151	31,842
Total current liabilities	100,794	—	(588)	100,206
Total liabilities	114,358	—	(588)	113,770
Additional paid in capital	294,495	—	(24)	294,471
Accumulated deficit	(177,269)	—	539	(176,730)
Total stockholders’ equity	117,538	—	515	118,053
Total liabilities and stockholders’ equity	231,896	—	(73)	231,823

	As Previously Reported	First Restatement	Second Restatement	As Restated
April 2, 2005
Accounts receivable, net of allowance of $388	$9,431	$—	$(135)	$9,296
Total current assets	88,860	—	(135)	88,725
Total assets	194,733	—	(135)	194,598
Accounts payable	31,918	—	(739)	31,179
Accrued expenses and other	21,576	—	(18)	21,558
Total current liabilities	62,762	—	(757)	62,005
Total liabilities	76,172	—	(757)	75,415
Additional paid in capital	295,021	—	(39)	294,982
Accumulated deficit	(178,945)	—	661	(178,284)
Total stockholders’ equity	118,561	—	622	119,183
Total liabilities and stockholders’ equity	194,733	—	(135)	194,598

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Concluded)

(In thousands, except per share data)

(Unaudited)

	Condensed Consolidated Statements of Operations
	As Previously Reported	Second Restatement	As Restated
Three Months Ended April 3, 2004
Sales and Marketing	$17,449	$128	$17,577
Product development	4,483	47	4,530
Total operating expenses	29,078	175	29,253
Net loss	(4,028)	(175)	(4,203)
Loss per share	(0.10)	—	(0.10)

	As Previously Reported	Second Restatement	As Restated
Three Months Ended April 2, 2005
Cost of revenues from product sales	$57,626	$(39)	$57,587
Gross profit	33,732	39	33,771
Sales and marketing	20,911	(52)	20,859
Stock-based compensation	(230)	(15)	(245)
Total operating expenses	35,617	(67)	35,550
Other (income) expense	(99)	(16)	(115)
Total other (income) expense	(209)	(16)	(225)
Net loss	(1,676)	122	(1,554)
Loss per share	(0.04)	—	(0.04)

	Condensed Consolidated Statement of Cash Flows
	As Previously Reported	First Restatement	Second Restatement	As Restated
Three-Month Period Ended April 3, 2004
Net loss	$(4,028)	—	$(175)	$(4,203)
Accounts payable and accrued expenses and other	(12,584)	—	16	(12,568)
Net cash used in operating activities	(16,046)	—	(159)	(16,205)
Acquisition of property and equipment	(2,393)	—	159	(2,234)
Purchases of marketable securities	(5,314)	(3,350)	—	(8,664)
Sales of marketable securities	1,105	7,350	—	8,455
Net cash used in investing activities	(6,602)	4,000	159	(2,443)
Net decrease in cash and cash equivalents	(21,745)	4,000	—	(17,745)

	As Previously Reported	First Restatement	Second Restatement	As Restated
Three-Month Period Ended April 2, 2005
Net loss	$(1,676)	—	$122	$(1,554)
Stock-based compensation	(230)	—	(15)	(245)
Accounts receivable, net	5,477	—	(39)	5,438
Accounts payable and accrued expenses and other	(36,959)	—	1,413	(35,546)
Net cash used in operating activities	(26,999)	—	1,481	(25,518)
Acquisition of property and equipment	(5,280)	—	(1,481)	(6,761)
Net cash used in investing activities	17,160	—	(1,481)	15,679

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

All statements made in this Quarterly Report on Form 10-Q/A, other than statements of historical fact, are forward-looking statements. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “plan”, “will”, “would”, “should”, “guidance”, “potential”, “continue”, “project”, “forecast”, “confident”, “prospects”, and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business and the industries and markets in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, the impact of SFAS 123R, consumer spending, the financial markets and the industries in which we and our partners operate, changes affecting the Internet and e-commerce, our ability to develop and maintain relationships with strategic partners and suppliers and the timing of our establishment or extension or termination of our relationships with strategic partners, our ability to timely and successfully develop, maintain and protect our technology and product and service offerings and execute operationally, our ability to attract and retain qualified personnel, our ability to successfully integrate our acquisitions of other businesses, if any, and the performance of acquired businesses. More information about potential factors that could affect us is described under the heading of “Risk Factors.” We expressly disclaim any intent or obligation to update these forward-looking statements, except as otherwise specifically stated by us.

Overview and Executive Summary

•	We are a leading provider of e-commerce solutions that enables retailers, branded manufacturers, entertainment companies and professional sports organizations to operate e-commerce businesses. We provide solutions for our partners through our integrated e-commerce platform, which is comprised of three components: core technology, supporting infrastructure and partner services. Through our platform, we provide Web site administration, Web infrastructure and hosting, business intelligence, an e-commerce engine, order management, fulfillment, drop shipment, customer service, buying, creative design, Web site usability, testing and enhancement services, channel integration, business-to-business (B-to-B) services, content development and imaging, e-commerce strategy, online marketing and customer relationship management (CRM).

•	Based on forecasts of Forrester Research, we expect online general merchandise sales in the United States to expand at approximately a 14.3% compounded annual growth rate from 2004 through 2010. While we expect the opportunity for partnered e-commerce to continue to grow, we also anticipate competition to continue to be intense. We compete with traditional, in-house solutions as well as a variety of third-party vendors that provide e-commerce software or partial e-commerce solutions. To satisfy our existing partners and continue to attract new partners, we offer what we believe is a comprehensive and compelling value proposition that includes the provision of expertise and infrastructure to enable our partners to grow their e-commerce businesses and to use their e-commerce businesses as a channel to complement and enhance their offline businesses. We have built and continue to develop expertise in integrated online technology, marketing and retailing, which we deliver across a shared technology, supporting infrastructure and partner services platform. To differentiate our solution in the marketplace, we continually add new services and functions to our platforms. As part of our continuing efforts to add value to our platform, we evaluate opportunities to acquire complimentary or new businesses or assets.

•	Generally, we launch the website of a new partner within three to six months after entering into a contract with such new partner. During the period in which we are planning and developing a new partner’s Web site, we incur development and launch expenses without any accompanying revenues. We anticipate that new Web sites typically will contribute to our income from operations in their first full year of operation.

•	We derive virtually all of our revenues from sales of products by us through our partners’ e-commerce businesses and service fees earned by us in connection with the development and operation of our partners’ e-commerce businesses. Our revenue growth in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 was due to an increase in revenues from product sales in both our sporting goods and other categories, as well as an increase in service fee revenues. These increases were driven by the addition of new partners in fiscal 2004 and the first quarter of fiscal 2005.

•	Our gross profit increased as a result of sales growth. The gross margin decrease was a result of a shift in sales from sporting goods to customer electronics, which carry a lower gross margin than product sales of sporting goods. We specifically do not record cost of service fee revenue. The cost of sales of the merchandise on which we earn service fees are costs incurred by our service-fee partners because they are the owners and sellers of the merchandise. Accordingly, our gross margin on service revenues is 100%. Our gross margin on products has typically been impacted by the mix of products sold between our sporting goods and other categories as well as within our sporting goods category.

•	Operating expenses as a percentage of net revenues decreased from 44.1% in first quarter of fiscal 2004 to 38.9% in first quarter of fiscal 2005, primarily as a result of sales and marketing expenses increasing at a slower rate than net revenues.

•	We generate cash from operations primarily in our fourth fiscal quarter due to the seasonality of our business. In our first fiscal quarter, we typically use cash from operations to satisfy accounts payable and accrued expenses incurred in the fourth quarter of our prior fiscal year. We typically have not generated cash from operations in our second and third fiscal quarters.

•	In December 2004, the Financial Accounting Standards Board, or FASB, issued Financial Accounting Standards Board Statement No. 123R “Shared-Based Payment”, or SFAS 123R. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In addition, SFAS 123R will cause expense related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. In April 2005, the SEC delayed the initial adoption of SFAS 123R from interim periods that begin after June 15, 2005 to annual periods. We are continuing to evaluate the requirements of SFAS 123R and we still expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. In light of our anticipated adoption of SFAS 123R, we and our compensation committee are reevaluating our current incentive compensation strategies.

Restatements of Financial Statements

First Restatement

As previously disclosed in Amendment No. 2 to Form 10-K/A for fiscal 2004, we determined that our investments in auction rate securities should have been classified as marketable securities within current asset’s. Previously, such investments had been classified as cash and cash equivalents. Accordingly, we restated the classification to report these investments as marketable securities for the three-months ended April 3, 2004, to reflect the gross purchases and sales of these investments as investing activities.

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

The impact on net loss of correcting for the above errors in the accompanying condensed consolidated financial statements for the three-months ended April 3, 2004 and April 2, 2005 was an increase of $175,000 and a decrease of $122,000, respectively. The impact on accumulated deficit of correcting for these errors as of January 3, 2004, April 3, 2004 and January 1, 2005 was a decrease of $1.2 million, $1.0 million and $0.5 million, respectively.

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

The impact on net income (loss) of correcting for all of the above errors is summarized as follows:

•	Fiscal 2004: Previously reported net income of $0.3 million is restated to a net loss of $0.3 million.

•	Fiscal 2003: Previously reported net loss of $12.1 million is restated to a net loss of $11.9 million.

•	Fiscal 2002: Previously reported net loss of $33.8 million was not affected by the restatements.

•	Six-months ended July 2, 2005: Previously reported net loss of $4.45 million is restated to a net loss of $4.50 million.

•	Six-months ended July 3, 2004: Previously reported net loss of $7.2 million is restated to a net loss of $7.3 million.

•	Second quarter of fiscal 2005: Previously reported net loss of $2.8 million is restated to a net loss of $2.9 million.

•	Second quarter of fiscal 2004: Previously reported net loss of $3.1 million was not affected by the restatement.

•	First quarter of fiscal 2005: Previously reported net loss of $1.7 million is restated to a net loss of $1.6 million.

•	First quarter of fiscal 2004: Previously reported net loss of $4.0 million is restated to a net loss of $4.2 million.

As a result, the accompanying condensed consolidated financial statements as of January 1, 2005 and April 2, 2005 and for the three months ended April 3, 2004 and April 2, 2005 have been restated from amounts previously reported. Accordingly, amounts presented in Management’s Discussion and Analysis include the effects of the above restatements. See Note 17 to the notes to the accompanying condensed consolidated financial statements for a summary of the significant effects of the restatements referred to above.

Results of Operations

Comparison of the three-month periods ended April 3, 2004 and April 2, 2005

Net Revenues

We drive virtually all of our revenues from sales of product by us through our partners’ e-commerce businesses and service fees earned by us in connection with the development and operation of our partners’ e-commerce businesses. The following table shows net revenues by source for the first quarter of fiscal 2004 and the first quarter of fiscal 2005, the percentages that such revenues bear to total net revenues and the period over period changes in net revenues:

	First Qtr Fiscal 2004		First Qtr Fiscal 2005		First Qtr Fiscal 2005 vs First Qtr Fiscal 2004
	$	%	$	%	$ Change	% Change
	(dollars in millions)
Net revenues from product sales - sporting goods	$33.5	50.5%	$39.8	43.5%	$6.3	18.8%
Net revenues from product sales - other	23.4	35.3%	36.9	40.4%	13.5	57.7%

Net revenues from product sales	56.9	85.8%	76.7	83.9%	19.8	34.8%
Service fee revenues	9.4	14.2%	14.7	16.1%	5.3	56.6%

Net revenues	66.3	100%	91.4	100%	25.1	37.9%

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

		First Qtr Fiscal 2004				First Qtr Fiscal 2005			First Qtr Fiscal 2005 vs First Qtr Fiscal 2004
	$	% of Product Sales	% of service fees	% of Net revenue	$	% of Product sales	% of service fees	% of Net revenue	$ Change	% Change
Gross Profit from product sales	$15.4	27.1%			$19.1	24.9%			$3.7	24.0%
Gross Profit from service fees	9.4		100.0%		14.7		100.0%		5.3	56.4%
Gross profit	$24.8			37.4%	$33.8			37.0%	$9.0	36.3%

The increase in gross profit for the first quarter of fiscal 2005 was due to a $5.3 million increase in service fee revenues and a $3.7 million increase in gross profit from product sales. The decrease in gross profit as a percentage of net revenues in first quarter of fiscal 2005 was largely driven by greater than planned product sales in the other category, which is primarily electronics, which carry a lower gross margin than product sales of sporting goods. Gross profit from product sales represented 62.1% of total gross profit in first quarter of fiscal 2004 and 56.5% in first quarter of fiscal 2005. Gross profit from service fee revenues represented 37.9% of total gross profit in first quarter of fiscal 2004 and 43.5% in first quarter of fiscal 2005. The gross profit on product sales decreased from 27.1% in first quarter of fiscal 2004 to 24.9% in first quarter of fiscal 2005 due primarily to a shift in sales to consumer electronics from sporting goods.

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

	First Qtr Fiscal 2004		First Qtr Fiscal 2005		First Qtr Fiscal 2005 vs First Qtr Fiscal 2004
	$	%	$	%	$ Change	% Change
	(dollars in millions)
Sales and marketing expenses	$17.6	26.5%	$20.8	22.8%	$3.2	18.2%
Product development expenses	4.6	6.9%	6.6	7.2%	2.0	43.5%
General and administrative expenses	3.9	5.9%	5.2	5.7%	1.3	33.3%
Stock-based compensation expense	0.6	0.9%	(0.2)	(0.2)%	(0.8)	(133.3)%
Depreciation and amortization expenses	2.6	3.9%	3.1	3.4%	0.5	19.2%

Total operating expenses	$29.3	44.1%	$35.5	38.9%	$6.2	21.1%

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

Sales and marketing expenses increased $3.2 million from the first quarter of fiscal 2005 primarily due to a $1.4 million increase in payroll and related costs principally in our fulfillment operations, a $1.1 million increase in credit card fees, a $0.5 million increase in online marketing and a $0.2 million increase in subsidized shipping costs related to increased promotional shipping activity. The increases in these costs were principally caused by higher sales volumes in the first quarter of fiscal 2005.

Product Development Expenses. Product development expenses consist primarily of expenses associated with planning, maintaining and operating our partners’ e-commerce businesses and payroll and related expenses for engineering, production, creative and management information systems.

Product development expenses increased $2.0 million in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 primarily due to a $1.5 million increase in staffing and related costs, and a $0.5 million increase in communication, web hosting and equipment maintenance costs. The increases in these costs were necessary to support new partner launches, deliver enhanced functionality for our partners’ e-commerce businesses and continue to improve the capacity, stability and security of our e-commerce platform.

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

Stock-based compensation expense decreased $0.8 million for the first quarter of fiscal 2005 primarily due to a $0.9 million decrease in the amortization of deferred compensation expense relating to options subject to variable accounting as well as a $0.1 million increase in deferred partner revenue share charges resulting from higher product sales from the partner’s e-commerce business. As of the end of first quarter of fiscal 2005, we had an aggregate of $1.4 million of deferred stock-based compensation remaining to be amortized. We had stock-based compensation expense related to the amortization of deferred partner revenue share charges of $0.4 million for the first quarter of fiscal 2004 and $0.5 million for first quarter of fiscal 2005.

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

In fiscal 2000, we entered into a website development and distribution agreement with iQVC, a division of QVC, Inc., pursuant to which we provide technology, procurement and fulfillment services for QVC, including selling sporting goods, recreational and/or fitness related equipment and related products, apparel and footwear to QVC for resale through the QVC website. We recognized net revenues of $397,759 for the first quarter of fiscal 2005 sales to QVC under this website development and distribution agreement. The terms of these sales are comparable to those with our other business-to-business partners. Included in accounts receivable as of the end of the first quarter of fiscal 2005 was $68.9 related to these sales.

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

Liquidity and Capital Resources

Our principal source of liquidity is our cash, cash equivalents and marketable securities. Our cash, cash equivalents, short-term investments and marketable securities balances were $75,423 as of the end of fiscal 2004 and $43,223 as of the end of the first quarter of fiscal 2005.

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

We had working capital of $30.1 million as of the end of fiscal 2004 and $26.7 million as of the end of the first quarter of fiscal 2005, and an accumulated deficit of $176.7 million as of the end fiscal 2004 and $178.3 million as of the end of the first quarter of fiscal 2005.

We used approximately $25.5 million in net cash for operating activities during the first quarter of fiscal 2005. Our principal sources of operating cash during the first quarter of fiscal 2005 were payments received from customers and fee-based partners, which generally approximate our net revenues from product sales and our service fee revenues, respectively. Our principal uses of operating cash during the first quarter of fiscal 2005 were cash paid to product suppliers, which generally approximates our cost of revenues from product sales, employee compensation and partner revenue share payments. Changes in our operating assets and liabilities during the first quarter of fiscal 2005 resulted in a net cash outflow of $26.8 million. The most significant changes were a decrease in accounts payable, accrued expenses and other, offset, in part, by an increase in accounts receivable compared to the end of fiscal 2004. The decrease in accounts payable, accrued expenses and other was due primarily to a decrease in trade accounts payable due primarily to lower inventory levels at the end of the first quarter of fiscal 2005 and a decrease in amounts owed to partners, which were related to increased sales volume in the fourth quarter of fiscal 2004. Our investing activities during the first quarter of fiscal 2005 consisted primarily of the purchase of $9.2 million and sale of $32.0 million of marketable securities. During the first quarter of fiscal 2005, we also incurred capital expenditures of $6.8 million. Our financing activities during the first quarter of fiscal 2005 consisted of the receipt of $1.2 million in gross proceeds from exercises of common stock options.

We used approximately $16.2 million in net cash for operating activities during the first quarter of fiscal 2004. Our principal sources of operating cash during the first quarter of fiscal 2004 were payments received from customers and fee-based partners, which generally approximate our net revenues from product sales and our service fee revenues, respectively. Our principal uses of operating cash during the first quarter of fiscal 2004 were cash paid to product suppliers, which generally approximates our cost of revenues from product sales, employee compensation and partner revenue share payments. Changes in our operating assets and liabilities during the first quarter of fiscal 2004 resulted in a net cash outflow of $15.2 million. The most significant changes were a decrease in accounts payable, accrued expenses and other and an increase in accounts receivable compared to the end of fiscal 2003. The decrease in accounts payable, accrued expenses and other was due primarily to a decrease in trade accounts payable due primarily to lower inventory levels at the end of the first quarter of fiscal 2004 and a decrease in amounts owed to partners, which were related to increased sales volume in the fourth quarter of fiscal 2003. The increase in accounts receivable was due primarily to decreases in our accounts receivable reserves. Our investing activities during the first quarter of fiscal 2004 consisted primarily of the purchase of $8.7 million and sale of $8.5 million of marketable securities. During the first quarter of fiscal 2004, we also incurred capital expenditures of $2.4 million. Our financing activities during the first quarter of fiscal 2004 consisted of the receipt of $903,000 in gross proceeds from exercises of common stock options.

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

We have incurred losses over the prior six fiscal years while operating our business. As of the end of the first quarter of fiscal 2005, we had an accumulated deficit of $178.3 million. We may not obtain an appropriate volume of purchases through our e-commerce platform, generate an appropriate amount of service fee revenue from our existing partners, add an appropriate amount of new partners to generate sufficient revenues or adequately control our expenses in order to achieve profitability. While we expect to be profitable in fiscal 2005, there can be no assurances that we will be able to achieve profitability.

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

Beginning in early 2004, we began a process to document and evaluate our internal controls over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. In this regards, management has been dedicating internal resources, has engaged outside consultants and had adopted a detailed work plan to (i) assess and document the adequacy of internal controls over financial reporting, (ii) take steps to improve control processes, where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. If we fail to correct any issues in the design or operating effectiveness of internal controls over financial reporting or fail to prevent fraud, current and potential stockholders and partners could lose confidence in our financial reporting, which could harm our business, the trading price of our common stock and our ability to retain our current partners and obtain new partners.

A change in accounting standards for employee stock options is expected to have a material impact on our consolidated results of operations and earnings per share.

In December 2004, the Financial Accounting Standards Board, or FASB, issued Financial Accounting Standards Board Statement No. 123R “Share-Based Payment,” or SFAS 123R. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements bases on their fair values. In addition, SFAS 123R will cause unrecognized expense related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. In April 2005, the SEC delayed the initial adoption of SFAS 123R from interim periods that begin after June 15, 2005, to annual periods. We are continuing to evaluate the requirements of SFAS 123R and expect that we will record substantial non cash compensation expense. The adoption of SFAS 123R is not expected to have a significant effect on our financial condition or cash flows but is expected to have a material impact on our consolidated results of operations and earnings per share.

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

As of May 2, 2005, Michael G. Rubin, our chairman and chief executive officer, beneficially owned 19.5%, entities affiliated with SOFTBANK Capital Partners LP, SOFTBANK Capital LP and SOFTBANK Capital Advisor Fund LP, or SOFTBANK, beneficially owned 20.7%, and entities affiliated with QVC beneficially owned 20.2% of our outstanding common stock, including warrants and options to purchase common stock, which are exercisable on or before July 1, 2005. If they decide to act together, any two of Mr. Rubin, SOFTBANK, and QVC would be in a position to exercise considerable control, and all three would be in a position to exercise complete control, over most matters requiring stockholder approval, including the election or removal of directors, approval of significant corporate transactions and the ability generally to direct our affairs. Furthermore, pursuant to the stock purchase agreements, SOFTBANK and QVC each have the right to designate up to two members of our board of directors. This concentration of ownership and SOFTBANK’s and QVC’s right to designate members to our board of directors may have the effect of delaying or preventing a change in control of us, including transactions in which stockholders might otherwise receive a premium over prevailing market prices for our common stock. See “Management – Right to Designate Directors.” Furthermore, Mr. Rubin has entered into voting agreements with each of SOFTBANK and QVC, and SOFTBANK and QVC have entered into voting agreements with each other. The parties to these voting agreements have agreed to support the election of the directors designated by each of the other parties. See “Management – Voting Agreements.”

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

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We previously evaluated our disclosure controls and procedures in connection with filing our Form 10-Q for the first quarter of fiscal 2005 and concluded that our disclosure controls and procedures were effective. As a result of the second restatement discussed in Note 17 to the condensed consolidated financial statements, our management, with the participation of our chief executive officer and our chief financial officer, conducted a re-evaluation, as of April 2, 2005, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e).

Based on this evaluation, our chief executive officer and our chief financial officer have concluded that, taking into effect that the material weaknesses described below, as of April 2, 2005, our disclosure controls and procedures were not effective in reaching a reasonable level of assurance that management was timely alerted to material information relating to us during the period when our periodic reports were being prepared.

Changes in internal control over financial reporting. We monitor and evaluate on an ongoing basis our internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, we modify and refine our internal processes and controls as conditions warrant. As required by Rule 13a-15(d), our management, including our chief executive officer and our chief financial officer, also conducted a re-evaluation of our internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended April 2, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that re-evaluation, there has been no such change during the quarter ended April 1, 2005.

In GSI’s annual report on internal control over financial reporting (as revised) filed with our Form 10-K/A Amendment No. 3 with the SEC on December 6, 2005, we disclosed material weaknesses in internal control over financial reporting as of January 1, 2005 with respect to the review and reconciliation of accounts payable and the preparation and review of the statement of cash flows, both as further described below and in Note 17.

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

Preparation of Cash Flows

As further described in Note 17 of the notes to the consolidated financial statements, unpaid amounts for property additions previously were reported as a component of changes in operating assets and liabilities and acquisition of property and equipment. Such unpaid amounts should have been reported as a non-cash investing activity. During the third quarter of fiscal 2005, management remediated this weakness by strengthening the control procedures surrounding the preparation, review and classification of cash flows, including using additional accounting research tools in connection with the preparation and review of statements of cash flows.

PART II—OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits

3.1	Amended and Restated Bylaws (filed with GSI Commerce, Inc.’s Current Report on Form 8-K on March 11, 2005 and incorporated herein by reference)

10.1	Form of Option Agreement Issued to Executive Officers Under the GSI Commerce, Inc. 1996 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Current Report on Form 8-K on March 11, 2005 and incorporated herein by reference)

10.2	Form of Option Agreement Issued to Directors Under the GSI Commerce, Inc. 1996 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Current Report on Form 8-K on March 11, 2005 and incorporated herein by reference)

10.3	Form of Restricted Stock Award Under the GSI Commerce, Inc. 1996 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Current Report on Form 8-K on March 11, 2005 and incorporated herein by reference)

10.4	Form of Deferred Stock Award Under the GSI Commerce, Inc. 1996 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Current Report on Form 8-K on March 11, 2005 and incorporated herein by reference)

10.5	Offer Letter, dated January 31, 2005, between GSI Commerce, Inc. and Stephen J. Gold (filed with GSI Commerce, Inc.’s Current Report on Form 8-K on February 2, 2005 and incorporated herein by reference)

10.6	Letter Agreement, January 10, 2005, between GSI Commerce, Inc. and Joseph N. Seibert (filed with GSI Commerce, Inc.’s Current Report on Form 8-K on January 31, 2005 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: December 5, 2005