Form 10-Q/A
period 2005-07-02
GSI COMMERCE INC
filed 2005-12-07
CIK 828750

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

FORM 10-Q/A

FOR THE QUARTER ENDED JULY 2, 2005

EXPLANATORY NOTE

This Amendment No. 1 to this Form 10-Q/A is being filed in order to restate the previously issued historical condensed consolidated financial statements as of January 1, 2005 and July 2, 2005 and for the three and six months ended July 3, 2004 and July 2, 2005, initially filed with the Securities and Exchange Commission (“SEC”) on August 11, 2005 (the “Original Filing”). For further discussion regarding the restatement, see Note 17, “Restatement of the Consolidated Financial Statements” under Notes to Condensed Consolidated Financial Statements.

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

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	January 1, 2005	July 2, 2005
	(as restated, see Note 17)	(as restated, see Note 17)
ASSETS
Current assets:
Cash and cash equivalents	$20,064	$23,483
Marketable securities	55,359	94,006
Accounts receivable, net of allowance of $408 and $291	14,734	11,143
Inventory	37,773	33,108
Prepaid expenses and other current assets	2,382	3,141

Total current assets	130,312	164,881
Property and equipment, net	74,387	79,262
Goodwill	13,453	13,453
Other equity investments	2,847	5,108
Other assets, net of accumulated amortization of $4,416 and $5,640	10,824	12,107

Total assets	$231,823	$274,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,023	$25,893
Accrued expenses and other	31,842	25,779
Deferred revenue	9,370	7,447
Current portion - long-term debt and other	971	600

Total current liabilities	100,206	59,719
Convertible notes	—	57,500
Long-term debt and other	13,564	13,257

Total liabilities	113,770	130,476
Commitments and contingencies (see note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, 4,990,000 shares authorized; 0 shares issued and outstanding as of January 1, 2005 and July 2, 2005.	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 41,584,061 and 43,919,755 shares issued as of January 1, 2005 and July 2, 2005, respectively; 41,582,851 and 43,919,552 shares outstanding as January 1, 2005 and July 2, 2005, respectively	416	439
Additional paid in capital	294,471	323,757
Accumulated other comprehensive (loss) income	(104)	1,368
Accumulated deficit	(176,730)	(181,229)

Total stockholders’ equity	118,053	144,335

Total liabilities and stockholders’ equity	$231,823	$274,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2004	July 2, 2005	July 3, 2004	July 2, 2005
		(as restated, see Note 17)	(as restated, see Note 17)	(as restated, see Note 17)
Revenues:
Net revenues from product sales	$53,131	$75,158	$110,009	$151,810
Service fee revenues	11,558	16,716	20,948	31,422

Net revenues	64,689	91,874	130,957	183,232
Cost of revenues from product sales	39,564	57,439	81,072	115,026

Gross profit	25,125	34,435	49,885	68,206

Operating expenses:
Sales and marketing, exclusive of $195, $927, $690 and $1,110 reported below as stock-based compensation expense	16,787	21,230	34,364	42,089
Product development, exclusive of $(47), $253, $2 and $223 reported below as stock-based compensation expense	4,498	6,436	9,028	13,025
General and administrative, exclusive of $5, $553, $88 and $155 reported below as stock-based compensation expense	4,375	4,519	8,295	9,744
Stock-based compensation	153	1,733	780	1,488
Depreciation and amortization	2,646	3,617	5,245	6,739

Total operating expenses	28,459	37,535	57,712	73,085

Other (income) expense:
Other (income) expense	2	(93)	3	(208)
Interest expense	54	413	54	646
Interest income	(244)	(475)	(535)	(818)

Total other (income) expense	(188)	(155)	(478)	(380)

Net loss	$(3,146)	$(2,945)	$(7,349)	$(4,499)

Loss per share- basic and diluted:
Net loss	$(0.08)	$(0.07)	$(0.18)	$(0.11)

Weighted average shares outstanding - basic and diluted	40,991	42,551	40,930	42,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

(Unaudited)

	Six Months Ended
	July 3, 2004	July 2, 2005
	(as restated, see Note 17)	(as restated, see Note 17)
Cash Flows from Operating Activities:
Net loss	$(7,349)	$(4,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,245	6,739
Stock-based compensation	780	1,488
Gain on exchange of note receivable	(6)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,385)	3,591
Inventory	879	4,665
Prepaid expenses and other current assets	346	(759)
Notes receivable	32	—
Other assets, net	(182)	99
Accounts payable and accrued expenses and other	(7,707)	(37,281)
Deferred revenue	(3,229)	(1,923)

Net cash used in operating activities	(13,576)	(27,880)

Cash Flows from Investing Activities:
Acquisition of property and equipment, net	(22,432)	(12,508)
Payments received on notes receivable	826	—
Deferred cost in other	—	(572)
Cash paid for equity investment	—	(136)
Purchases of marketable securities	(17,308)	(81,728)
Sales of marketable securities	15,105	43,000

Net cash used in investing activities	(23,809)	(51,944)

Cash Flows from Financing Activities
Proceeds from convertible notes	—	57,500
Debt issuance costs paid	—	(2,563)
Repayments of loan	—	(339)
Repayments of capital lease obligations	—	(268)
Proceeds from mortgage note	13,000	—
Repayments of mortgage note	—	(71)
Proceeds from sales of common stock	—	28,204
Equity issuance costs paid	—	(1,825)
Proceeds from exercise of common stock options	1,052	2,605

Net cash provided by financing activities	14,052	83,243

Net (decrease) increase in cash and cash equivalents	(23,333)	3,419
Cash and cash equivalents, beginning of period	38,808	20,064

Cash and cash equivalents, end of period	$15,475	$23,483

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

This quarterly report should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements presented in the Company’s Annual Report on Form 10-K/A Amendment No.3 filed with the SEC on December 6, 2005.

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

Sales and Marketing: Sales and marketing expenses include fulfillment costs, customer service costs, credit card fees, net partner revenue share charges, net advertising and promotional expenses incurred by us on behalf of the Company’s partners’ e-commerce businesses, and payroll related to the buying, business management and marketing functions of the company. Net partner revenue share charges are royalty payments made to the Company’s partners in exchange for the use of their brands, the promotion of its partners’ URLs, Web sites and toll-free telephone numbers in their marketing and communications materials, the

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

implementation of programs to provide incentives to customers to shop through the e-commerce businesses that the Company operates for its partners and other programs and services provided to the customers of the e-commerce businesses that the Company operates for its partners, net of amounts reimbursed to the Company by its partners. Net advertising and promotional expenses include promotional free shipping and subsidized shipping and handling costs and are net of amounts reimbursed to the Company by its partners. Partner revenue share charges were $2,323 and $5,328 for the three- and six-month periods ended July 3, 2004, and $2,629 and $4,435 for the three- and six-month periods ended July 2, 2005.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

The following table illustrates the pro forma net loss and loss per share for the three- and six-month periods ended July 3, 2004 and July 2, 2005 as if compensation expense for stock options issued to employees had been determined consistent with SFAS No. 123:

	Three Months Ended		Six Months Ended
	July 3, 2004	July 2, 2005	July 3, 2004	July 2, 2005
Net loss, as reported	$(3,146)	$(2,945)	$(7,349)	$(4,499)
Add: Stock-based compensation expense included in reported net loss	(246)	1,049	14	326
Deduct: Total stock-based compensation determined under fair value based method for all stock option awards	(1,396)	(5,047)	(2,748)	(6,373)

Pro forma net loss	$(4,788)	$(6,943)	$(10,083)	$(10,546)

Loss per share - basic and diluted:
Net loss per share, as reported	$(0.08)	$(0.07)	$(0.18)	$(0.11)

Pro forma net loss per share	$(0.12)	$(0.16)	$(0.24)	$(0.25)

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

NOTE 4— PROPERTY AND EQUIPMENT

The major classes of property and equipment, at cost, as of January 1, 2005 and July 2, 2005 are as follows:

	January 1, 2005	July 2, 2005
Computer hardware and software	$51,841	$58,644
Building and building improvements	39,751	40,888
Furniture, warehouse and office equipment	10,651	11,204
Land	7,663	7,663
Leasehold improvements	529	564
Capitalized lease	1,692	1,692
Construction in progress	387	3,329

	112,514	123,984
Less: Accumulated depreciation	(38,127)	(44,722)

Property and equipment, net	$74,387	$79,262

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

NOTE 6—CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Comprehensive (Loss) Income	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
	Shares	Dollars					Shares	Dollars
Consolidated balance at January 3, 2004 (as restated, see Note 17)	40,781	$408	$287,571	$(176,393)		$—	1	$—	$111,586
Net loss (as restated, see Note 17)				(7,349)	$(7,349)				(7,349)
Net unrealized losses on available-for-sale securities					(97)	(97)			(97)

Comprehensive loss (as restated, see Note 17)					$(7,446)

Stock-based compensation expense			88						88
Issuance of common stock upon exercise of options and warrants	231	2	1,049						1,051

Consolidated balance at July 3, 2004 (as restated, see Note 17)	41,012	$410	$288,708	$(183,742)		$(97)	1	$—	$105,279

Consolidated balance at January 1, 2005 (as restated, see Note 17)	41,584	$416	$294,471	$(176,730)		$(104)	1	$—	$118,053
Net loss (as restated, see Note 17)				(4,499)	(4,499)				(4,499)
Net unrealized losses on available-for-sale securities					(80)	(80)			(80)
Unrealized gain on investment in Odimo recorded at fair value (See Note 2)					1,552	1,552			1,552

Comprehensive loss (as restated, see Note 17)					$(3,027)

Stock-based compensation expense (as restated, see Note 17)			325						325
Issuance of common stock during public offering	1,962	19	28,185						28,204
Issuance costs related to the common stock public offering			(1,825)						(1,825)
Issuance of common stock upon exercise of options	374	4	2,601				(1)		2,605

Consolidated balance at July, 2 2005 (as restated, see Note 17)	43,920	$439	$323,757	$(181,229)		$1,368	—	$—	$144,335

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

During the three-month period ended July 2, 2005, the Company granted to employees options to purchase an aggregate of 1,177,750 shares of the Company’s common stock at prices ranging from $13.46 to $16.75 per share and restricted stock units to purchase an aggregate of 133,027 shares of the Company’s common stock. The weighted average fair value and the weighted average exercise price of the options granted with exercise prices at the then-current market prices of the underlying stock during the three-month period ended July 2, 2005 was $4.16 and $13.75 per share, respectively. For the three- and six-month periods ended July 2, 2005, the Company recorded stock-based compensation expense of $1,058 and $325, respectively, relating to options and restricted stock.

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

The following table summarizes information regarding options and warrants outstanding and exercisable as of July 2, 2005:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00 - $6.20	2,546	4.96	$4.80	2,200	$5.06
$6.38 - $10.00	2,586	7.34	9.09	1,620	8.76
$10.87 - $24.69	2,367	7.85	14.63	2,158	14.83

$1.00 - $24.69	7,499	6.69	$9.38	5,978	$9.59

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

The amounts used in calculating loss per share data are as follows:

	Three Months Ended		Six Months Ended
	July 3, 2004	July 2, 2005	July 3, 2004	July 2, 2005
Net loss	$(3,146)	$(2,945)	$(7,349)	$(4,499)

Weighted average shares outstanding - basic and diluted	40,991	42,551	40,930	42,106

Outstanding common stock options having no dilutive effect	6,522	6,684	6,522	6,684

Outstanding common stock warrants having no dilutive effect	815	815	815	815

Convertible shares having no dilutive effect	—	3,229	—	3,229

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

NOTE 9 — COMPREHENSIVE INCOME (LOSS):

The following table summarizes the components of comprehensive income (loss):

	Three Months Ended		Six Months Ended
	July 3, 2004	July 2, 2005	July 3, 2004	July 2, 2005
Net loss	$(3,146)	$(2,945)	$(7,349)	$(4,499)

Other comprehensive loss:
Net unrealized losses on available-for-sale securities	(72)	(31)	(97)	(80)
Unrealized (loss) gain on investment in Odimo recorded at fair value	—	(668)	—	1,552

Other comprehensive loss	(72)	(699)	(97)	1,472

Comprehensive loss	$(3,218)	$(3,644)	$(7,446)	$(3,027)

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

(In thousands, except per share data)

(Unaudited)

Partner Revenue Share Payments

As of July 2, 2005 and subject to the satisfaction of certain conditions, the Company was contractually committed to future minimum cash revenue share payments as follows:

Fiscal Year-Ended	Partner Revenue Share Payments
2005	$3,304
2006	3,654
2007	4,500
2008	4,850
2009	5,150
Thereafter	2,650

Total conditional future minimum cash revenue share payments	$24,108

NOTE 13—SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Six Months Ended
	July 3, 2004	July 2, 2005
Cash paid during the period for interest	$54	$464
Noncash Investing and Financing Activities:
Receipt of shares of, and warrants to purchase, Odimo’s Series C preferred stock in connection with a conversion of principal due under a note	688	—
Exchange of a portion of a promissory note in connection with a conversion of principal due under the note	(682)	—
Unrealized gain on investment in Odimo recorded at fair value	—	1,552
Changes in accrual for purchases of property and equipment	1,226	(907)
Net unrealized losses on available-for-sale securities	(97)	(80)

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

Holders may convert the notes into shares of the Company’s common stock at a conversion rate of 56.1545 shares per $1,000 principal amount of notes (representing a conversion price of approximately $17.81 per share), subject to adjustment, on or prior to the close of business on the business day immediately preceding May 1, 2010. Holders may convert only if (i ) the trading price of the notes for a defined period is less than 103% of the product of the closing sale price of the Company common stock and the conversion rate or (ii) the Company elects to make certain distributions of assets or securities to all holders of common stock. Upon conversion, the Company will have the right to deliver, in lieu of shares of the Company’s common stock, cash or a combination of cash and shares of the Company’s common stock, which is at the Company’s election. At any time prior to maturity date the Company may irrevocably elect to satisfy the Company’s conversion obligation with respect to the principal amount of the notes to be converted with a combination of cash and shares of the Company’s common stock, which is at the Company’s election. If holders elect to convert their notes in connection with a fundamental change (any transaction or event, as

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

defined and further described in the Indenture, whereby more than 50% of the Company’s common stock is exchanged, converted and/or acquired) that occurs on or prior to June 1, 2010, the Company is required to deliver shares of the Company’s common stock, cash or a combination of cash and shares of the Company’s common stock, which is at the Company’s election, inclusive of a make whole adjustment that could result in up to 11.23 additional shares issued per $1,000 principal amount of notes. This make whole adjustment is based on the sale price of the Company’s common stock.

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

NOTE 17—RESTATEMENTS OF THE CONSOLIDATED FINANCIAL STATEMENTS

First Restatement

As previously disclosed in Amendment No. 2 to Form 10-K/A for the fiscal year ended January 1, 2005, the Company determined that the Company’s investments in auction rate securities should have been classified as marketable securities within current assets. Previously, such investments had been classified as cash and cash equivalents. Accordingly, the Company restated the classification to report these investments as marketable securities for the six-months ended July 3, 2004, to reflect the gross purchases and sales of these investments as investing activities.

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

The impact on net loss of correcting for the above errors in the accompanying condensed consolidated financial statements for the six-months ended July 3, 2004 was an increase of $175. There was no impact on net loss for the three-months ended July 3, 2004. The impact on net loss of correcting for the above errors in the accompanying condensed consolidated financial statements for the three- and six-months ended July 2, 2005 was an increase of $168 and $46, respectively. The impact on accumulated deficit of correcting for these errors as of January 3, 2004, July 3, 2004 and January 1, 2005 was a decrease of $1,216, $1,041 and $539, respectively.

The Company also identified an error in the presentation of unpaid acquisitions of property and equipment at the end of each reporting period within the statements of cash flows. Previously, unpaid amounts for property additions were reported as a component of changes in operating assets and liabilities and acquisition of property and equipment. Such unpaid amounts should have been reported as a non-cash investing activity. As a result, the accompanying condensed consolidated financial statements as of January 1, 2005 and July 2, 2005 and for the three- and six- months ended July 3, 2004 and July 2, 2005, have been restated from amounts previously reported. The following tables present a summary of the significant effects of the restatements:

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

	Condensed Consolidated Balance Sheets
	As Previously Reported	First Restatement	Second Restatement	As Restated
January 1, 2005
Cash and cash equivalents	$56,564	$(36,500)	$—	$20,064
Marketable securities	18,859	36,500	—	55,359
Accounts receivable, net of allowance of $408	14,908	—	(174)	14,734
Total current assets	130,486	—	(174)	130,312
Property and equipment, net	74,286	—	101	74,387
Total assets	231,896	—	(73)	231,823
Accounts payable	58,762	—	(739)	58,023
Accrued expenses and other	31,691	—	151	31,842
Total current liabilities	100,794	—	(588)	100,206
Total liabilities	114,358	—	(588)	113,770
Additional paid in capital	294,495	—	(24)	294,471
Accumulated deficit	(177,269)	—	539	(176,730)
Total stockholders’ equity	117,538	—	515	118,053
Total liabilities and stockholders’ equity	231,896	—	(73)	231,823

	As Previously Reported	First Restatement	Second Restatement	As Restated
July 2, 2005
Accounts payable	$26,332	$—	$(439)	$25,893
Total current liabilities	60,158	—	(439)	59,719
Total liabilities	130,915	—	(439)	130,476
Additional paid in capital	323,811	—	(54)	323,757
Accumulated deficit	(181,722)	—	493	(181,229)
Total stockholders’ equity	143,896	—	439	144,335

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

	Condensed Consolidated Statements of Operations
	As Previously Reported	Second Restatement	As Restated
Three Months Ended July 2, 2005
Service fee revenues	$16,488	$228	$16,716
Net revenues	91,646	228	91,874
Cost of revenues from product sales	57,046	393	57,439
Gross profit	34,600	(165)	34,435
Sales and marketing	21,288	(58)	21,230
Stock-based compensation	1,748	(15)	1,733
Total operating expenses	37,608	(73)	37,535
Other (income) expense	(169)	76	(93)
Total other (income) expense	(231)	76	(155)
Net loss	(2,777)	(168)	(2,945)
Loss per share	(0.07)	—	(0.07)

	As Previously Reported	Second Restatement	As Restated
Six Months Ended July 3, 2004
Sales and marketing	$34,236	$128	$34,364
Product development	8,981	47	9,028
Total operating expenses	57,537	175	57,712
Net loss	(7,174)	(175)	(7,349)
Loss per share	(0.18)	—	(0.18)

	As Previously Reported	Second Restatement	As Restated
Six Months Ended July 2, 2005
Service fee revenues	$31,194	$228	$31,422
Net revenues	183,004	228	183,232
Cost of revenues from product sales	114,672	354	115,026
Gross profit	68,332	(126)	68,206
Sales and marketing	42,199	(110)	42,089
Stock-based compensation	1,518	(30)	1,488
Total operating expenses	73,225	(140)	73,085
Other (income) expense	(268)	60	(208)
Total other (income) expense	(440)	60	(380)
Net income (loss)	(4,453)	(46)	(4,499)
Loss per share	(0.11)	—	(0.11)

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Concluded)

(In thousands, except per share data)

(Unaudited)

	Condensed Consolidated Statement of Cash Flows
	As Previously Reported	First Restatement	Second Restatement	As Restated
Six-Month Period Ended July 3, 2004
Net loss	$(7,174)	$—	$(175)	$(7,349)
Accounts payable and accrued expenses and other	(6,656)	—	(1,051)	(7,707)
Net cash used in operating activities	(12,350)	—	(1,226)	(13,576)
Acquisition of property and equipment	(23,658)	—	1,226	(22,432)
Purchases of marketable securities	(6,058)	(11,250)	—	(17,308)
Sales of marketable securities	2,605	12,500	—	15,105
Net cash used in investing activities	(26,285)	1,250	1,226	(23,809)
Net decrease in cash and cash equivalents	(24,583)	1,250	—	(23,333)

	As Previously Reported	First Restatement	Second Restatement	As Restated
Six-Month Period Ended July 2, 2005
Net loss	$(4,453)	$—	$(46)	$(4,499)
Stock-based compensation	1,518	—	(30)	1,488
Accounts receivable, net	3,765	—	(174)	3,591
Accounts payable and accrued expenses and other	(38,337)	—	1,056	(37,281)
Net cash used in operating activities	(28,686)	—	806	(27,880)
Acquisition of property and equipment	(11,702)	—	(806)	(12,508)
Net cash used in investing activities	(51,138)	—	(806)	(51,944)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview and Executive Summary

•	We are a leading provider of e-commerce solutions that enables retailers, branded manufacturers, entertainment companies and professional sports organizations to operate e-commerce businesses. We provide solutions for our partners through our integrated e-commerce platform, which is comprised of three components: core technology, supporting infrastructure and partner services. Through our platform, we provide Web site administration, Web infrastructure and hosting, business intelligence, an e-commerce engine, order management, fulfillment, drop shipment, customer service, buying, creative design, Web site usability, testing and enhancement services, channel integration, business-to-business (B-to-B) services, content development and imaging, e-commerce strategy, online marketing and customer relationship management (CRM).

•	We offer what we believe is a comprehensive and compelling value proposition that includes the provision of expertise and infrastructure to enable our partners to grow their e-commerce businesses and to use their e-commerce businesses as a channel to complement and enhance their offline businesses. We have built and continue to develop expertise in integrated online technology, marketing and retailing, which we deliver across a shared technology, supporting infrastructure and partner services platform. We continually add new services and functions to our platforms. As part of our continuing efforts to add value to our platform, we evaluate opportunities to acquire complimentary or new businesses or assets.

•	Generally, we launch the website of a new partner within three to six months after entering into a contract with such new partner. During the period in which we are planning and developing a new partner’s Web site, we incur development and launch expenses without any accompanying revenues. We anticipate that new Web sites typically will contribute to our income from operations in their first full year of operation.

•	We derive virtually all of our revenues from sales of products by us through our partners’ e-commerce businesses and service fees earned by us in connection with the development and operation of our partners’ e-commerce businesses. Our revenue growth in the first six months of fiscal 2005 as compared to the first six months of fiscal 2004 was due to an increase in revenues of $41.8 million from product sales in both our sporting goods and other categories, as well as an increase of $10.4 million in service fee revenues. These increases were driven primarily by our existing partners as well as the launch of new partners in fiscal 2004, which contributed to increased sales in the first six months of fiscal 2005.

•	Our gross profit increased $18.3 million in the first six months of fiscal 2005 as compared to the first six months of fiscal 2004 as a result of sales growth in new and existing partners. The gross margin decrease from 26.3% to 24.2%, which was a result of a shift in sales mix from sporting goods to consumer electronics, which carry a lower gross margin than product sales of sporting goods. We specifically do not record cost of service fee revenue. The cost of sales of the merchandise on which we earn service fees are costs incurred by our service-fee partners because they are the owners and sellers of the merchandise. Accordingly, our gross margin on service revenues is 100%. Our gross margin on products has typically been impacted by the mix of products sold between our sporting goods and other categories as well as within our sporting goods category.

•	Operating expenses increased from $57.7 million in the first six months of fiscal 2004 to $73.1 million in the first six months of fiscal 2005, primarily as a result of increased expenses in payroll and related costs to support the growth of our business.

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

Restatements of Financial Statements

First Restatement

As previously disclosed in Amendment No. 2 to Form 10-K/A for fiscal 2004, we determined that our investments in auction rate securities should have been classified as marketable securities within current assets. Previously, such investments had been classified as cash and cash equivalents. Accordingly, we restated the classification to report these investments as marketable securities for the six-months ended July 3, 2004, to reflect the gross purchases and sales of these investments as investing activities.

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

The impact on net loss of correcting for the above errors in the accompanying condensed consolidated financial statements for the six-months ended July 3, 2004 was an increase of $175,000. There was no impact on net loss for the three-months ended July 3, 2004. The impact on net loss of correcting for the above errors in the accompanying condensed consolidated financial statements for the three and six-months ended July 2, 2005 was an increase of $168,000 and $46,000, respectively. The impact on accumulated deficit of correcting for these errors as of January 3, 2004, July 3, 2004 and January 1, 2005 was a decrease of $1.2 million, $1.0 million and $0.5 million, respectively.

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

The impact on net income (loss) of correcting for all of the above errors is summarized as follows:

•	Fiscal 2004: Previously reported net income of $0.3 million is restated to a net loss of $0.3 million.

•	Fiscal 2003: Previously reported net loss of $12.1 million is restated to a net loss of $11.9 million.

•	Fiscal 2002: Previously reported net loss of $33.8 million was not affected by the restatements.

•	Six-months ended July 2, 2005: Previously reported net loss of $4.45 million is restated to a net loss of $4.50 million.

•	Six-months ended July 3, 2004: Previously reported net loss of $7.2 million is restated to a net loss of $7.3 million.

•	Second quarter of fiscal 2005: Previously reported net loss of $2.8 million is restated to a net loss of $2.9 million.

•	Second quarter of fiscal 2004: Previously reported net loss of $3.1 million was not affected by the restatements.

•	First quarter of fiscal 2005: Previously reported net loss of $1.7 million is restated to a net loss of $1.6 million.

•	First quarter of fiscal 2004: Previously reported net loss of $4.0 million is restated to a net loss of $4.2 million.

As a result, the accompanying condensed consolidated financial statements as of January 1, 2005 and July 2, 2005 and for the three- and six- months ended July 3, 2004 have been restated from amounts previously reported. Accordingly, amounts presented in Management’s Discussion and Analysis include the effects of the above restatements. See Note 17 to the notes to the accompanying condensed consolidated financial statements for a summary of the significant effects of the restatements referred to above.

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

Three-month period ended July 3, 2004 and July 2, 2005:

	Second Fiscal Qtr. 2004		Second Fiscal Qtr. 2005		Second Fiscal Qtr. 2005 vs Second Fiscal Qtr. 2004
	$	%	$	%	$	%
Net revenues from product sales - sporting goods	$33.6	51.9%	$41.9	45.6%	$8.3	24.7%
Net revenues from product sales - other	19.5	30.2%	33.3	36.2%	13.8	70.8%

Net revenue from product sales	53.1	82.1%	75.2	81.8%	22.1	41.6%
Service fee revenue	11.6	17.9%	16.7	18.2%	5.1	44.0%

Net Revenues	$64.7	100%	$91.9	100%	$27.2	42.0%

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

Service fee revenues increased $5.1 million for the second quarter of 2005, due primarily to the launch of new fee-based partners in fiscal 2004 and 2005 and growth in existing partners.

Six-month period ended July 3, 2004 and July 2, 2005:

	First Six Months Fiscal 2004		First Six Months Fiscal 2005		First Six Months Fiscal 2004 vs First Six Months Fiscal 2004
	$	%	$	%	$	%
Net revenues from product sales - sporting goods	$67.1	51.3%	$81.7	44.6%	$14.6	21.8%
Net revenues from product sales - other	42.9	32.7%	70.1	38.3%	27.2	63.4%

Net revenue from product sales	110.0	84.0%	151.8	82.9%	41.8	38.0%
Service fee revenue	21.0	16.0%	31.4	17.1%	10.4	49.5%

Net Revenues	$131.0	100.0%	$183.2	100.0%	$52.2	39.8%

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

Service Fee Revenue. Service fee revenues increased $10.4 million for the first six months of fiscal 2005, due primarily to the launch of new fee-based partners in fiscal 2004 and 2005 and growth in existing partners.

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

Three-month period ended July 3, 2004 and July 2, 2005:

	Second Fiscal Qtr. 2004		Second Fiscal Qtr. 2005		Second Fiscal Qtr. 2005 vs Second Fiscal Qtr. 2004
	$	%	$	%	$	%
Cost of revenue from product sales	$39.6	61.2%	$57.5	62.6%	$17.9	45.2%

As a percentage of net revenues, cost of revenues increased from 61.2% in second quarter of fiscal 2004 to 62.6% in second quarter of fiscal 2005. The increase in cost of revenues was primarily due to more product sales in the other category, which is primarily consumer electronics, which carry a lower gross margin or higher cost of revenue compared to product sales of sporting goods. Cost of revenues from product sales as a percentage of net revenues from product sales increased from approximately 74.5% in second quarter of fiscal 2004 to approximately 76.5% in second quarter of fiscal 2005.

Six-month period ended July 3, 2004 and July 2, 2005:

	First Six Months Fiscal 2004		First Six Months Fiscal 2005		First Six Months Fiscal 2004 vs First Six Months Fiscal 2004
	$	%	$	%	$	%
Cost of revenue from product sales	$81.1	61.9%	$115.0	62.8%	$33.9	41.8%

As a percentage of net revenues, cost of revenues increased from 61.9% in the first six months of fiscal 2004 to 62.8% in the first six months of fiscal 2005. The change in cost of revenues as a percentage of net revenues resulted from more product sales in the other category, which is primarily consumer electronics, which carry a lower gross margin or higher cost of revenue compared to product sales of sporting goods. Cost of revenues from product sales as a percentage of net revenues from product sales increased from approximately 73.7% in the first six months of fiscal 2004 to approximately 75.8% in the first six months of fiscal 2005.

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

Three-month period ended July 3, 2004 and July 2, 2005:

	Second Fiscal Qtr 2004				Second Fiscal Qtr 2005				Second Fiscal Qtr. 2005 vs Second Fiscal Qtr. 2004
	$	% of Product Sales	% of Service Fees	% of Net Revenue	$	% of Product Sales	% of Service Fees	% of Net Revenue	$ Change	% Change
Gross profit from product sales	$13.6	25.6%	—		$17.7	23.5%	—		$4.1	30.1%
Gross profit from service fees	11.5	—	100%		16.7	—	100%		5.2	45.2%

Gross profit	$25.1			38.8%	$34.4			37.4%	$9.3	37.1%

The increase in gross profit for the second quarter of fiscal 2005 was due to a $5.2 million increase in service fee revenues and a $4.1 million increase in gross profit from product sales primarily of our existing partners. The decrease in gross profit as a percentage of net revenues in second quarter of fiscal 2005 was largely driven by greater than planned product sales in the other category, which is primarily consumer electronics, which carry a lower gross margin than product sales of sporting goods. Gross profit from product sales represented 54.2% of total gross profit in second quarter of fiscal 2004 and 51.5% in second quarter of fiscal 2005. Gross profit from service fee revenues represented 45.8% of total gross profit in second quarter of fiscal 2004 and 48.5% in second quarter of fiscal 2005. The gross profit on product sales decreased from 25.6% in second quarter of fiscal 2004 to 23.5% in second quarter of fiscal 2005 due primarily to a shift in sales from sporting goods to consumer electronics.

Six-month period ended July 3, 2004 and July 2, 2005:

	First Six Months Fiscal 2004				First Six Months Fiscal 2005				First Six Months Fiscal 2005 vs First Six Months Fiscal 2004
		% of	% of	% of		% of	% of	% of
		Product	Service	Net		Product	Service	Net	$	%
	$	Sales	Fees	Revenue	$	Sales	Fees	Revenue	Change	Change
Gross profit from product sales	$28.9	26.3%	—		$36.8	24.2%	—		$7.9	27.3%
Gross profit from service fees	21.0	—	100%		31.4	—	100%		10.4	49.5%

Gross profit	$49.9			38.1%	$68.2			37.2%	$18.3	36.7%

The increase in gross profit for the first six months of fiscal 2005 was due to a $10.4 million increase in service fee revenues and an $7.9 million increase in gross profit from product sales primarily of our existing partners. The decrease in gross profit as a percentage of net revenues in first six months of fiscal 2005 was largely driven by greater than planned product sales in the other category, which is primarily consumer electronics, which carry a lower gross margin than product sales of sporting goods. Gross profit from product sales represented 58.0% of total gross profit in six months of fiscal 2004 and 54.0% in first six months of fiscal 2005. Gross profit from service fee revenues represented 42.0% of total gross profit in first six months of fiscal 2004 and 46.0% in first six months of fiscal 2005. The gross profit on product sales decreased from 26.3% in first six months of fiscal 2004 to 24.2% in first six months of fiscal 2005 due primarily to a shift in sales from sporting goods to consumer electronics.

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

Three-month period ended July 3, 2004 and July 2, 2005:

	Second Fiscal Qtr 2004		Second Fiscal Qtr 2005		Second Fiscal Qtr 2005 vs Second Fiscal Qtr 2004
	$	%	$	%	$ Change	% Change
Sales and marketing expenses	$16.8	25.9%	$21.2	23.1%	$4.4	26.2%
Product development expenses	4.5	7.0%	6.4	7.0%	1.9	42.2%
General and administrative expenses	4.3	6.8%	4.5	4.9%	0.2	4.7%
Stock-based compensation expense	0.2	0.2%	1.7	1.9%	1.5	750.0%
Depreciation and amortization expenses	2.6	4.1%	3.7	4.0%	1.1	42.3%

Total operating expenses	$28.4	44.0%	$37.5	40.9%	$9.1	32.0%

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

Sales and marketing expenses increased $4.4 million in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 primarily due to a $1.1 million increase in credit card fees, a $0.9 million increase in payroll and related costs principally in our fulfillment operations, a $0.5 million increase in subsidized shipping costs due to increased promotional shipping activity, a $0.4 million increase in occupancy costs related to the opening of a second fulfillment facility in the third quarter of 2004, and a $1.5 million increase in other variable expenses primarily caused by higher sales volumes in the second quarter of fiscal 2005.

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

Six-month period ended July 3, 2004 and July 2, 2005:

	First Six Months Fiscal 2004		First Six Months Fiscal 2005		First Six Months Fiscal 2005 vs First Six Months Fiscal 2004
	$	%	$	%	$ Change	% Change
Sales and marketing expenses	$34.4	26.3%	$42.1	23.0%	$7.7	22.4%
Product development expenses	9.0	6.9%	13.0	7.1%	4.0	44.4%
General and administrative expenses	8.3	6.3%	9.8	5.3%	1.5	18.1%
Stock-based compensation expense	0.8	0.6%	1.5	0.8%	0.7	87.5%
Depreciation and amortization expenses	5.2	4.0%	6.7	3.7%	1.5	28.8%

Total operating expenses	$57.7	44.1%	$73.1	39.9%	$15.4	26.7%

Sales and marketing expenses increased $7.7 million from the first six months of fiscal 2005 compared to the first six months of fiscal 2004 primarily due to a $2.5 million increase in payroll and related costs principally in our fulfillment operations, a $2.2 million increase in credit card fees, a $0.9 million increase in occupancy related costs due to the opening of a second fulfillment facility in the third quarter of 2004, a $0.7 million increase in online marketing, a $0.8 million increase in subsidized shipping costs related to increased promotional shipping activity, and a $0.6 million increase in other variable expenses primarily caused by higher sales volumes in the first six months of fiscal 2005.

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

We had working capital of $30.1 million as of the end of fiscal 2004 and $105.2 million as of the end of the second quarter of fiscal 2005, and an accumulated deficit of $176.7 million as of the end fiscal 2004 and $181.2 million as of the end of the second quarter of fiscal 2005.

We used approximately $27.9 million in net cash for operating activities during the first six months of fiscal 2005. Our principal sources of operating cash during the first six months of fiscal 2005 were payments received from customers and fee-based partners, which generally approximate our net revenues from product sales and our service fee revenues, respectively. Our principal uses of operating cash during the first six months of fiscal 2005 were cash paid to product suppliers, employee compensation and partner revenue share payments. Changes in our operating assets and liabilities during the first six months of fiscal 2005 resulted in a net cash outflow of $31.6 million. The most significant changes were a decrease in accounts payable, accrued expenses and other, offset, in part, by a decrease in accounts receivable compared to the end of fiscal 2004. The decrease in accounts payable, accrued expenses and other was due primarily to a decrease in trade accounts payable due primarily to lower inventory levels at the end of the second quarter of fiscal 2005 and a decrease in amounts owed to partners, which were related to increased sales volume in the fourth quarter of fiscal 2004. Our investing activities during the first six months of fiscal 2005 consisted primarily of the purchase of $81.7 million and sale of $43.0 million of marketable securities. During the first six months of fiscal 2005, we also incurred capital expenditures of $12.5 million. Our financing activities during the first six months of fiscal 2005 consisted of the receipt of $2.6 million in gross proceeds from exercises of common stock options and $85.7 million in gross proceeds from public offering of equity and debt.

We used approximately $13.6 million in net cash for operating activities during the first six months of fiscal 2004. Our principal sources of operating cash during the first six months of fiscal 2004 were payments received from customers and fee-based partners, which generally approximate our net revenues from product sales and our service fee revenues, respectively. Our principal uses of operating cash during the first six months of fiscal 2004 were cash paid to product suppliers, employee compensation and partner revenue share payments. Changes in our operating assets and liabilities during the first six months of fiscal 2004 resulted in a net cash outflow of $12.2 million. The most significant changes were a decrease in accounts payable, accrued expenses and other, a decrease in deferred revenue and an increase in accounts receivable compared to the end of fiscal 2003. The decrease in accounts payable, accrued expenses and other was due primarily to a decrease in operating accounts payable related to decreased sales volume in the fourth quarter of fiscal 2003. The decrease in deferred revenue was due to a decrease in service fees paid to us in advance by certain partners. The increase in accounts receivable was due primarily to decreases in our accounts receivable reserves. Our investing activities during the first six months of fiscal 2004 consisted primarily of the purchase of our new corporate headquarters and other capital expenditures totaling approximately $22.4 million. During the first six months of fiscal 2004, we also purchased $17.3 million and sold $15.1 million of marketable securities. Our financing activities during the first six months of fiscal 2004 consisted primarily of the receipt of $13.0 million in gross proceeds from a mortgage note on our new corporate headquarters.

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

We have incurred losses over the prior six fiscal years and in the first two quarters of fiscal 2005 while operating our business. As of the end of the second quarter of fiscal 2005, we had an accumulated deficit of $181.2 million. We may not generate sufficient revenue from our existing partners, add an appropriate number of new partners or adequately control our expenses. While we expect to be profitable in fiscal 2005, there can be no assurances that we will be able to achieve profitability.

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

In December 2004, the Financial Accounting Standards Board, or FASB, issued Financial Accounting Standards Board Statement No. 123R “Share-Based Payment,” or SFAS 123R. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In addition, SFAS 123R will cause unrecognized expense related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. In April 2005, the SEC delayed the initial adoption of SFAS 123R from interim periods that begin after June 15, 2005, to annual periods that begin after June 15, 2005. We are continuing to evaluate the requirements of SFAS 123R and expect that we will record substantial non cash compensation expenses. The adoption of SFAS 123R is not expected to have a significant effect on our financial condition or cash flows but is expected to have a material impact on our consolidated results of operations and earnings per share.

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

As of August 5, 2005, Michael G. Rubin, our chairman and chief executive officer, beneficially owned 16.4%, entities affiliated with SOFTBANK Capital Partners LP, SOFTBANK Capital LP and SOFTBANK Capital Advisor Fund LP, or SOFTBANK, beneficially owned 18.5%, and entities affiliated with QVC beneficially owned 19.2% of our outstanding common stock, including warrants and options to purchase common stock, which are exercisable on or before October 4, 2005. If they decide to act together, any two of Mr. Rubin, SOFTBANK, and QVC would be in a position to exercise considerable control, and all three would be in a position to exercise complete control, over most matters requiring stockholder approval, including the election or removal of directors, approval of significant corporate transactions and the ability generally to direct our affairs. Furthermore, pursuant to the stock purchase agreements, SOFTBANK and QVC each have the right to designate up to two members of our board of directors. This concentration of ownership and SOFTBANK’s and QVC’s right to designate members to our board of directors may have the effect of delaying or preventing a change in control of us, including transactions in which stockholders might otherwise receive a premium over prevailing market prices for our common stock. See “Management – Right to Designate Directors.” Furthermore, Mr. Rubin has entered into voting agreements with each of SOFTBANK and QVC, and SOFTBANK and QVC have entered into voting agreements with each other. The parties to these voting agreements have agreed to support the election of the directors designated by each of the other parties. See “Management – Voting Agreements.”

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

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures .We previously evaluated our disclosure controls and procedures in connection with filing our Form 10-Q for the second quarter of fiscal 2005 and concluded that our disclosure controls and procedures were effective. As a result of the second restatement discussed in Note 17 to our condensed consolidated financial statements, our management, with the participation of our chief executive officer and our chief financial officer, conducted a re-evaluation, as of July 2, 2005, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e).

Based on this re-evaluation, our chief executive officer and our chief financial officer have concluded that, taking into effect the material weaknesses described below, as of July 2, 2005, our disclosure controls and procedures were not effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to us during the period when our periodic reports are being prepared.

Changes in internal control over financial reporting. We monitor and evaluate on an ongoing basis our internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, we modify and refine our internal processes and controls as conditions warrant. As required by Rule 13a-15(d), our management, including our chief executive officer and our chief financial officer, also conducted a re-evaluation of our internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended July 2, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that re-evaluation, there has been no such change during the quarter ended July 2, 2005.

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

PART II—OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits

3.1	Amended and Restated Certificate of Incorporation of Global Sports, Inc. (filed as Appendix B to GSI Commerce, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 27, 2001 and incorporated herein by reference)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Global Sports, Inc. (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 and incorporated herein by reference)

3.3	Amended and Restated Bylaws GSI Commerce, Inc. (filed with GSI Commerce Inc’s Quarterly Report on Form 10-Q dated August 11, 2005 and incorporated herein by reference).

4.1	Indenture dated as of June 1, 2005 by and between GSI Commerce, Inc. and JPMorgan Chase Bank, N.A. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K dated June 8, 2005 and incorporated herein by reference)

4.2	Form of 3% Convertible Note due 2025 (filed as Exhibit A to Exhibit 4.1 of GSI Commerce, Inc.’s Current Report on Form 8-K dated June 7, 2005 and incorporated herein by reference)

10.1	2005 Equity Incentive Plan (filed as Appendix A to GSI Commerce, Inc. Definitive Proxy Statement on Schedule 14A filed on June 9, 2005 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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