Form 10-K
period 2005-12-31
GSI COMMERCE INC
filed 2006-03-15
CIK 828750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2005 or

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

Common Stock, par value $.01 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the securities act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐         Accelerated filer ☒         Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of the close of business on July 1, 2005, was approximately $366,282,654 based on a per share price of $17.16, the closing price of the registrant’s common stock on such date, as reported on the Nasdaq National Market. (1)

There were 44,674,824 shares of the registrant’s Common Stock outstanding as of the close of business on March 1, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

(Specific sections incorporated are identified- under applicable items herein)

Certain information required for Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the Proxy Statement for the 2006 Annual Meeting of stockholders.

(1)	This amount equals the number of outstanding shares of the registrant’s common stock reduced by the number of shares that may be deemed held by the registrant’s executive officers, directors and stockholders owning in excess of 10% of the registrant’s common stock, multiplied by the last reported sale price for the registrant’s common stock on July 1, 2005. This information is provided solely for record keeping purposes of the Securities and Exchange Commission and shall not be construed as an admission that any executive officer, director or 10% stockholder of the registrant is an affiliate of the registrant or is the beneficial owner of any such shares. Any such inference is hereby disclaimed.

GSI COMMERCE, INC.

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2005

Our fiscal year ends on the Saturday nearest the last day of December. Accordingly, references to fiscal 2000, fiscal 2001, fiscal 2002, fiscal 2003, fiscal 2004 and fiscal 2005 refer to the years ended December 30, 2000, December 29, 2001, December 28, 2002, January 3, 2004, January 1, 2005 and December 31, 2005.

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

PART I

ITEM 1:	BUSINESS

Overview

We are a leading provider of e-commerce solutions that enable retailers, branded manufacturers, entertainment companies and professional sports organizations to operate e-commerce businesses. We began our e-commerce business in 1999 and initially targeted the sporting goods category. Since fiscal 2001, we have expanded into six additional categories: apparel, consumer electronics, entertainment, health and beauty, home, and jewelry and luxury goods. We either operate, or have agreements to operate, all or portions of the e-commerce businesses for more than 50 partners, including Dick’s Sporting Goods®, Estee Lauder/Gloss.com®, Linens-n-Things®, Major League Baseball®, NASCAR®, palm®, Public Broadcasting Service (PBS)®, Polo.comSM, RadioShack® and The Sports Authority®. We provide solutions for our partners through our integrated e-commerce platform, which is comprised of three components: technology, logistics and customer care, and marketing services.

Industry Overview

Market Size and Opportunity

We believe consumer use of the Internet to make purchases will continue to increase. According to Forrester Research, U.S. online sales for the seven categories in which we currently operate (apparel, consumer electronics, home, sporting goods, health and beauty, entertainment and jewelry and luxury goods) are estimated to be $67.3 billion in 2006 and account for approximately 7.3% of total retail sales in those categories. For the years 2006-2010, Forrester Research estimates that U.S. online sales in those categories will grow at a 14.2% compounded annual growth rate and will reach $114.6 billion and account for approximately 11.3% of total retail sales in those categories by 2010.

We believe the growing use of the Internet by consumers to purchase merchandise is driven by many factors including:

•	a continuing acceptance of e-commerce by consumers as a convenient means to shop. This is illustrated by the U.S. Census Bureau, which estimates total e-commerce sales for 2005 were $86.3 billion, an increase of 24.6% from 2004;

•	decreased concerns about the security and reliability of e-commerce;

•	technology innovations, such as broadband Internet access, that have enhanced the e-commerce shopping experience; and

•	increased recognition and support by retailers and manufacturers of the Internet as an important multi-channel tool for sales and as a touch point for information and communications about brands and products.

Need for “Partnered” E-Commerce Solutions

According to Forrester Research, it is strategically important for retailers to participate in multi-channel retailing (which includes e-commerce) to remain competitive. While retailers recognize the importance of e-commerce to their overall strategy, U.S. online sales accounted for only 2.3% of total sales in 2005 and for only 2.0% of total sales in 2004, according to the U.S. Census Bureau. Because online sales generally represent a small percentage of retailers’ total businesses, we believe that the ability to operate an e-commerce business is not part of their core competency. We also believe that, as a result, many retailers are challenged to justify making the level of investment in technology, infrastructure and expertise to support a high-quality e-commerce business. By partnering, retailers can gain access to higher quality technology, infrastructure and expertise than many of them could justify investing in on their own.

Our Solution

We believe our solutions enable our partners to grow their e-commerce businesses more rapidly and more cost-effectively than they could on their own. We provide solutions for our partners through our integrated e-commerce platform, which is a comprehensive and integrated suite of technology, logistics and customer care and marketing services. Our solutions focus on the needs of our partners, including promoting their brand identity and enabling them to remain focused on their core offline businesses. Because we operate multiple partners on the same integrated platform, we believe that we can provide our partners with a broader range of high quality e-commerce capabilities, expertise and infrastructure than our partners could justify building and maintaining on their own. We continually seek to enhance our capabilities to grow our partners’ e-commerce businesses and provide a high-quality customer experience. We structure our partner relationships to align our incentives with those of our partners, primarily by tying the financial benefit that we derive from our relationships to the performance of our partners’ e-commerce businesses.

The majority of our partners use all of the components of our e-commerce platform, although, depending on requirements, individual partners may select specific elements from technology, logistics and customer care and marketing services that best fit their needs. We customize the design and operation of our partners’ e-commerce businesses and we develop features and functions requested by partners.

Our E-Commerce Platform

Our integrated e-commerce platform consists of three main components — technology, logistics and customer care and marketing services. Using these components, we can develop, implement and support all aspects of a partner’s e-commerce business. These components include:

Technology	Logistics & Customer Care	Marketing Services

• Web site administration	• Fulfillment	• Interactive design

• Web infrastructure and hosting	• Drop shipping	• Partnerships and alliances

• Business intelligence • E-commerce engine • Order management	• Customer care • Buying	• Content development and imaging
• Interactive marketing
• 1-to-1 marketing

Technology

Web Site Administration. The display of our partners’ online product catalogs is administered through proprietary content and catalog management tools, which allow for, among other things, the ability to:

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

E-Commerce Engine.    Our e-commerce engine is a combination of proprietary and third-party applications. The platform’s core shopping features and functions, including search, data gathering and checkout processes, are part of the engine. We regularly upgrade these applications and develop new applications to provide our partners with updated technology.

Order Management.    We manage customer orders through an application that interacts with proprietary and third-party payment processing, fulfillment management, customer care and data warehousing systems. We accept multiple forms of tender including credit cards, checks and gift certificates/cards and maintain an internal team focused on order review and fraud prevention, claims processing and sales recovery functions.

Logistics & Customer Care

Fulfillment and Drop Shipping.    We offer a full range of order fulfillment services out of two locations — our 470,000 square foot fulfillment center located in Louisville, Kentucky, and our 400,000 square-foot fulfillment center located in Shepherdsville, Kentucky. We also integrate with an extensive network of third-party, drop-ship vendors as well as with certain partners who perform their own fulfillment. Fulfillment activities include inbound receiving and profiling of merchandise, storage, picking, packing and shipping and returns processing. We also offer a variety of value-added fulfillment services including customized package branding, gift wrapping, gift messaging, promotional inserts, and product customization such as monogramming and engraving. We maintain relationships with major freight carriers and seek to achieve purchasing efficiencies. We offer multiple forms of shipping methods to customers including standard and expedited options, with pricing based on order value, dimensional characteristics and periodic shipping promotions.

Customer Care.    We operate an 82,000 square-foot customer care center in Melbourne, Florida. This facility is operated 24 hours per day, seven days per week and has 500 agent workstations. Our primary customer care activities include inbound contact management via phone and email. Our customer care workstations contain a variety of proprietary and third-party applications and informational tools that provide agents with access to customer information including service history, previous purchases and personal preferences. Service agents also have visibility into product information, inventory availability and order status. These service agent tools are integrated with our order management and fulfillment operations to provide a consistent experience across all customer touch points including our partners’ Web sites, direct mail, newspaper circulars, catalogs, promotional events and direct response television campaigns. In addition to partner level training, we use a variety of customer care practices and systems to improve quality and efficiency including skills-based call routing, interactive voice response, call monitoring and work flow planning.

Buying.    We have a team of buyers that procure products to be sold on certain of our partners’ e-commerce businesses in the sporting goods, consumer electronics and licensed entertainment categories. Our buyers identify general category trends and themes, select suppliers of merchandise, pick specific products to be purchased, forecast quantities to purchase based on expected demand and negotiate terms with suppliers. During fiscal 2005, we purchased $90.1 million of inventory from one vendor, which accounted for 40.0% of the total dollar amount of inventory we purchased.

Marketing Services

Interactive Design.    We collaborate with our partners to create an online shopping experience that reinforces their brand, maximizes conversion and encourages repeat buying. To develop an e-commerce site, we deploy a cross-functional team of art directors, graphic designers, information architects, technical writers, usability engineers, technical designers, project managers, quality assurance specialists and Web developers. These professionals develop user interfaces including the overall imagery and tone, home page presentation, page flow and navigation, the structure of category and product pages, effective messaging and consistent communication, an intuitive purchasing process and a full archive of online customer care information.

Partnerships and Alliances.    We expand our offering and solutions by forging relationships with industry leading companies that offer products and services that are utilized by our partner base. These strategic relationships and associated services are offered as an integrated solution to our standard platform. By offering select, third-party services integrated to our platform, we provide a more compelling and competitive full-service suite of solutions designed to increase incremental partner revenue, deliver a greater level of customer experience and satisfaction and assist partners in meeting their Web-based initiatives.

Content Development and Imaging.    We create engaging and informative consumer presentations of products for our partners’ e-commerce businesses. Our services are designed to provide site unity, enhance customer loyalty and increase sales conversion. We operate an in-house, professional photography studio where we create digital product images, repurpose images and produce product color swatches. We offer dynamic and enhanced product imaging features, which include zoom, pan and 360-degree rotate, and the ability to build customized products while displaying image changes in real time. We enhance product information by incorporating rich media and employ a copywriting staff, which develops product attributes and descriptions for our partners’ e-commerce sites. We also produce related content for buyers’ guides, sizing charts, product tours and comparison shopping tools.

Interactive Marketing Services.    We develop and manage programs for our partners to increase online exposure, generate incremental revenue and drive new customer acquisition. Our services include the conceptualization, creation and management of advertising through highly-trafficked portal relationships, affiliate programs, search engines and comparison-shopping sites as well as through co-marketing and marketing on emerging platforms such as iTV and wireless. We also offer partners the following marketing services: strategic market planning, modeling, analysis, forecasting and competitive analysis.

1-to-1 Marketing.    We develop customized and targeted email campaigns based upon demographic, purchase and preference data gathered and segmented within our data warehouse. We also offer personalized shopping experiences through the use of real-time analytics to present product recommendations and associations based upon behavioral profiles and product affinity models.

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

We continuously seek to enhance our capabilities to improve our partners’ e-commerce businesses and enrich the overall customer experience. In addition, we plan to continue to invest in technology and infrastructure to improve the features and functions, speed, navigation, search and usability of our partners’ e-commerce businesses, as well as the customer care, fulfillment and other services we offer as part of our e-commerce platform. During fiscal 2005, we formalized our marketing services group. The group includes interactive design, partnerships and alliances, content developing and imaging, interactive marketing and 1-to-1 marketing. We believe marketing services is an area in which we can increase and deepen our value to our partners by offering them an expanded list of services aimed at helping them grow their online businesses and enhance the value of their offline business. In fiscal 2005, we sought to educate our partners about our growing services capabilities, and as a result, we signed multiple contracts with partners for these additional services.

We also evaluate opportunities to acquire complementary or new businesses or assets as part of our continuing efforts to add value to our partners’ e-commerce businesses. In fiscal 2005, we acquired an irrevocable right that conveyed the voting and economic rights to shares representing 51% of the shares in Aspherio, S.L, a Barcelona, Spain-based provider of outsourced e-commerce solutions. In fiscal 2006, we purchased outright the outstanding shares of Aspherio. The Aspherio platform operates online stores in 27 countries and in 12 languages. The platform is fully integrated and compliant with major European currencies, payments systems and taxation requirements. Aspherio provides logistics and customer care through integrating its technology platform with a network of third-party providers and by connecting directly into the infrastructure of its partners. Initially, we plan to offer Aspherio as the platform on which current partners can launch e-commerce businesses outside of the United States.

Expand Our Partner Base

We intend to grow our business by adding new partners that have strong brand franchises primarily within the categories we target. We seek to attract new partners by providing solutions that enable partners to grow their e-commerce businesses more rapidly and cost-effectively than they could on their own. Because we provide our solutions through an integrated multi-partner platform, we are able to use the enhanced capabilities we have developed for our existing partners to attract new partners.

We began our e-commerce business in fiscal 1999 and initially targeted the sporting goods category. Since fiscal 2001, we have expanded into six additional categories: apparel, consumer electronics, entertainment, health and beauty, home, and jewelry and luxury goods. In fiscal 2005, we signed agreements with 10 new partners, including two partners in sporting goods, two partners in health and beauty, one partner in consumer electronics, one partner in home, three partners in apparel and one partner in the new category of jewelry and luxury goods.

Our Partners

We operate e-commerce businesses for our partners pursuant to contractual agreements. We generally operate e-commerce businesses for our partners based on one of two models or, in some circumstances, a combination of these models. We refer to these models as the owned inventory model and the partner inventory model.

Owned Inventory Model — We select and purchase inventory from vendors, sell the inventory directly to consumers through our e-commerce platform under our partners’ names, record revenues generated from the sale by us of these products and generally pay a percentage of these revenues to the respective partners in exchange for the right to use their brand names, logos and Web site address in the operation of their e-commerce business and for their commitment to promote and advertise their e-commerce business. We have a buying organization that procures products in the following merchandise categories: sporting goods, consumer electronics, and licensed entertainment products. Because we operate e-commerce businesses for our sporting good partners using a common pool of owned sporting goods inventory, we are able to offer a broad assortment while efficiently managing our inventory. Under the owned inventory model, we establish the prices for products that we offer. To the extent possible, we strategically price products sold through a partner’s e-commerce business to be consistent with the pricing for the same products at that partner’s retail stores. Accordingly, prices for the same products may differ across our partners’ e-commerce businesses. Revenues generated from this model are recorded by us as product sales. We believe that we have strong relationships with our vendors and sources of unique products, and we regularly seek to add new vendors, brands and sources of unique products.

As part of our owned inventory model, we also have business-to-business (B-to-B) relationships for sporting goods with several partners. In our B-to-B relationships, we generally provide a product information database which the B-to-B partners use to sell merchandise on their e-commerce sites. These partners process customer orders on their Web sites and deliver the orders to us electronically. We sell the products ordered to these partners from our inventory or through our network of drop shippers and transfer title to the partners at a predetermined price. We then send the orders to customers on behalf of these partners.

Partner Inventory Model — We operate certain aspects of our partners’ e-commerce businesses in exchange for service fees, which primarily consist of variable fees based on the value of merchandise sold or gross profit generated through our partners’ e-commerce businesses. To a lesser extent, service fees include fixed periodic payments by partners for the development and operation of their e-commerce businesses and fees related to the provision of marketing, design, development and other services. Under the partner inventory model, our partners select the merchandise to be sold, buy and own all or a portion of the inventory and provide offline marketing support. The partner is the seller of the merchandise and establishes the prices. Revenues generated from partners in this model are recorded by us as service fees.

The following table sets forth as of March 10, 2006, partners for which we operate all or a portion of their e-commerce businesses or with which we have publicly announced agreements and the principal type of agreement that we have with each partner although many deals have aspects of both models:

Sporting Goods	Health & Beauty

adidas ® (P)

Blades Board and Skate ® (O)

Buy.com ® (O)

Carolina Panthers ® (O)

CBS Sportsline SM / MVP.com ® (O)

City Sports ® (O)

Denver Broncos ® (O)

Dick's Sporting Goods ® (O)

Dunham's Sports ® (O)

Fogdog ® (O)

G.I. Joe's ® (O)

Houston Texans ® (O)

Kmart ® (O)

Major League Baseball ® (P)

MC Sports ® (O)

Modell's Sporting Goods ® (O)

National Hockey League ® (O)

NASCAR/Turner Sports ® (O)

Olympia Sports TM (O)

Pro Golf International TM (O)

QVC ® (O)

Rawlings ® (O)

Reebok ® (O)

Rockport ® (O)

Russell Athletics ® (O)

San Francisco 49ers ® (O)

Sears ® (O)

Sport Chalet ® (O)

Sports "R" Us ® (O)

TeamStore.com (O)

The Sports Authority ® (O)

Timberland ® (P)

Bath & Body Works ® (P)
Estee Lauder/Gloss.com ® (P)
GNC Corp.® (P)

Entertainment
Home Box Office ® (O)
Comedy Central ® (O)
Nickelodeon ® (O)
Public Broadcasting Service ® (P)

Electronics
Palm ® (O)
RadioShack ® (P)
Tweeter Home Entertainment SM (P)

Home
Ace Hardware ® (P)
iRobot ® (P)
Linens-n-Things ® (P)

Apparel
Aeropostale ® (P)
Burberry ® (P)
C.C. Filson & Co. ® (P)
kate spade ® (P)
Levis® brand (P)
Liz Claiborne ® (P)
Polo.com SM (P)
Wilsons Leather ® (P)

Jewelry & Luxury Goods
Zale ® (P)

(O)	— Owned Inventory Model

(P)	— Partner Inventory Model

Competition

The market for the development and operation of e-commerce businesses is continuously evolving and intensively competitive. Many prospective partners of GSI Commerce first evaluate managing all aspects of an e-commerce operation with internal resources. As a result, we often compete with in-house solutions promoted and supported by internal information technology staffs, marketing departments, merchandising groups and other internal corporate constituencies. In these situations, we also compete with technology and service providers, which supply one or more components of an e-commerce solution primarily to allow prospects or others to develop and operate the prospect’s e-commerce business in-house. This group of providers can include the company itself; companies that offer Web platforms (ATG and IBM); customer, Web analytics and customer relationship management solutions (Seibel and E.piphany); drop shipping (Commerce Hub); call center services

(West and Convergys); fulfillment and logistics (DHL and UPS); content development (RR Donnelly); email management (Experian and DoubleClick); online marketing (aQuantive and Digitas); fraud management (CyberSource); strategic consulting (McKinsey & Co. and Accenture); systems integration (Accenture and IBM); and design services (aQuantive/Razorfish).

When prospects are open to broader and more integrated service offerings, we primarily compete with the Services Division of Amazon.com, which offers a full range of e-commerce services similar to the services we provide through our e-commerce platform. In addition, we compete with the online and offline businesses of a variety of retailers and manufacturers in our targeted categories.

We believe that we compete with these competitors primarily on the basis of the following:

•	offering a complete solution designed to increase efficiencies and improve integration;

•	promoting the partner’s brand and business — not our own;

•	providing scale and operating leverage with enterprise focus;

•	establishing our commitment to invest in and grow the platform; e.g., international platform, marketing services; and

•	aligning our financial interests with those of our partners.

Intellectual Property

Our platform includes certain proprietary technology. To protect our proprietary rights in services and technology, we rely on various intellectual property laws and contractual restrictions. These include confidentiality, invention assignment and nondisclosure agreements with our partners, employees, contractors and suppliers. Despite these precautions, it may be possible for a third-party to copy or otherwise obtain and use our intellectual property without our authorization.

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

Employees

As of February 24, 2006, we employed 1,644 full-time employees and 85 part-time employees. None of our employees is covered by a collective bargaining agreement, and we consider our relationship with our employees to be good. Competition for qualified personnel in our industry is intense. We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel.

Investor Information

We are subject to the informational requirements of the Securities Exchange Act of 1934. Therefore, we file reports and information, proxy statements and other information with the Securities and Exchange Commission. Such reports, proxy and information statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

ITEM 1A:    RISK FACTORS

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

All statements made in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects,” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, consumer spending, the financial markets and the industries in which we and our partners operate, changes affecting the Internet and e-commerce, our ability to develop and maintain relationships with strategic partners and suppliers and the timing of our establishment, extension or termination of our relationships with strategic partners, our ability to timely and successfully develop, maintain and protect our technology, confidential and proprietary information and product and service offerings and execute operationally, our ability to attract and retain qualified personnel, our ability to successfully integrate our acquisitions of other businesses, if any, the performance of acquired businesses and the impact of SFAS123(R). More information about potential factors that could affect us is provided below. We expressly disclaim any intent or obligation to update these forward-looking statements.

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

Although we recorded net income in fiscal 2005, we incurred net losses over the prior six fiscal years while operating our business. As of the end of fiscal 2005, we had an accumulated deficit of $174.0 million. We may not generate sufficient revenue and gross profit from our existing partners, add an appropriate number of new partners or adequately control our expenses. If we fail to do this, we may not be able to maintain profitability.

We will continue to incur significant operating expenses and capital expenditures as we seek to:

•	launch new partners;

•	enhance our fulfillment capabilities and increase fulfillment capacity;

•	further improve our order processing systems and capabilities;

•	develop new technologies and features to improve our partners’ e-commerce businesses;

•	enhance our customer care center capabilities to better serve customers’ needs and increase customer care capacity;

•	improve our marketing and design capabilities;

•	increase our general and administrative functions to support our growing operations;

•	continue our business development, sales and marketing activities; and

•	make strategic or opportunistic acquisitions of complementary or new businesses or assets.

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

Because we have not generated sufficient cash from operations to date, we have funded our e-commerce business primarily from the sale of equity securities and through the issuance of convertible notes. If our cash flows are insufficient to fund our operations, we may in the future need to seek additional equity or debt financings or reduce costs. Further, we may not be able to obtain financing on satisfactory terms or it may not be available when needed, or at all. Our inability to finance our growth, either internally or externally, may limit our growth potential and our ability to execute our business strategy. If we issue securities to raise capital, our existing stockholders may experience dilution or the new securities may have rights senior to those of our common stock.

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

In anticipation of increased sales activity during our fourth fiscal quarter, we incur additional expenses by hiring a significant number of temporary employees to supplement our permanent staff. Our fourth fiscal quarter has accounted for and is expected to continue to account for a disproportionate percentage of our total annual revenues. For fiscal 2005 and fiscal 2004, 39.1% and 40.5% of our annual net revenues were generated in our fiscal fourth quarter, respectively. Since fiscal 1999, we have not generated net income in any fiscal quarter other than a fiscal fourth quarter. If our revenues are below seasonal expectations during the fourth fiscal quarter, our operating results could be below the expectations of securities analysts and investors. Due to the nature of our business, it is difficult to predict the seasonal pattern of our sales and the impact of this seasonality on our business and financial results. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel, customer care operations, fulfillment operations and shipment activities and may cause a shortfall in revenues compared to expenses in a given period.

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

While we have operated in e-commerce since 1999, we did not expand beyond the sporting goods category until 2001. Since 2001, our operations have expanded into categories including apparel, health and beauty, consumer electronics, entertainment, home and jewelry and luxury goods. Each category in which we operate requires unique capabilities and increases the complexity of our business. If we are unable to generate sufficient revenue in a category, we may not be able to cover the incremental staffing and expenses required to support the unique capabilities required by that category. If we do expand into new categories, there can be no assurance that we will do so successfully.

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

One of the key elements of our growth strategy is to add new partners. If we are unable to add our targeted number of new partners or if we are unable to add new partners on favorable terms, our growth may be limited. If we are unable to add and launch new partners within the time frames projected by us, we may not be able to achieve our targeted results in the expected periods. In addition, our ability to add new partners depends on the quality of the services we provide and our reputation. To the extent that we have difficulties with the quality of the services we provide or have operational issues that adversely affect our reputation, it could adversely impact our ability to add new partners. Because competition for new partners is intense, we may not be able to add new partners on favorable terms, or at all.

Our success is tied to the success of the partners for which we operate e-commerce businesses.

Our success is substantially dependent upon the success of the partners for which we operate e-commerce businesses. The retail business in the United States is intensely competitive. If our partners were to have financial difficulties or seek protection from their creditors or if they were to suffer impairment of their brand, it could adversely affect our ability to maintain and grow our business. Our business could also be adversely affected if our partners’ marketing, brands or retail stores are not successful or if our partners reduce their marketing or number of retail stores. Additionally, a change in management at our partners could adversely affect our relationship with those partners and our revenue from our agreements with those partners.

We enter into contracts with our partners. We derived 61.3% of our revenue in fiscal 2005 from five partners e-commerce businesses. If we do not maintain good working relationships with our partners, particularly our large partners, or perform as required under these agreements, it could adversely affect our business.

The contracts with our partners establish complex relationships between our partners and us. We spend a significant amount of time and effort to maintain our relationships with our partners and address the issues that from time to time may arise from these complex relationships. For fiscal 2005, sales to customers through one of our partner’s e-commerce businesses accounted for 25.6% of our revenue, sales through another one of our partner’s e-commerce businesses accounted for 12.8% of our revenue. For fiscal 2005, sales through our top five partners’ e-commerce businesses accounted for 61.3% of our revenue or 45.0% of our gross profit. For fiscal

2004, sales to customers through one of our partner’s e-commerce businesses accounted for 26.5% of our revenue, sales to customers through another one of our partner’s e-commerce businesses accounted for 13.1% of our revenue. For fiscal 2004, sales through our top five partners’ e-commerce businesses accounted for 62.3% of our revenue or 46.3% of our gross profit. Our partners could decide not to renew their agreements at the end of their respective terms. Additionally, if we do not perform as required under these agreements, our partners could seek to terminate their agreements prior to the end of their respective terms or seek damages from us. Loss of our existing partners, particularly our major partners, could adversely affect our business, financial condition and results of operations.

We and our partners must develop and maintain relationships with key manufacturers to obtain a sufficient assortment and quantity of quality merchandise on acceptable commercial terms. If we or our partners are unable to do so, it could adversely affect our business, results of operations and financial condition.

For the e-commerce businesses for which we own inventory, we primarily purchase products from the manufacturers and distributors of the products. For the e-commerce businesses for which our partners own inventory, our partners typically purchase products from the manufacturers and distributors of products or source their own products. If we or our partners are unable to develop and maintain relationships with these manufacturers, distributors or sources, we or our partners may be unable to obtain or continue to carry a sufficient assortment and quantity of quality merchandise on acceptable commercial terms and our partners’ e-commerce businesses and our business could be adversely impacted. We do not have written contracts with some of our manufactuers distributors or sources. During fiscal 2005, we purchased 40.0% of the total amount of inventory we purchased from one manufacturer. In addition, during fiscal 2004, we purchased 43.1% of the total amount of inventory we purchased from the same manufacturer. While we have a contract with this manufacturer, this manufacturer and other manufacturers could stop selling products to us or our partners and may ask us or our partners to remove their products or logos from our partners’ Web sites. If we or our partners are unable to obtain products directly from manufacturers, especially popular brand manufacturers, we or our partners may not be able to obtain the same or comparable merchandise in a timely manner or on acceptable commercial terms.

We rely on our ability to enter into marketing and promotional agreements with online services, search engines, directories and other Web sites to drive traffic to the e-commerce businesses we operate. If we are unable to enter into or properly develop these marketing and promotional agreements, our ability to generate revenue could be adversely affected.

We have entered into marketing and promotional agreements with online services, search engines, directories and other Web sites to provide content, advertising banners and other links to our partners’ e-commerce businesses. We rely on these agreements as significant sources of traffic to our partners’ e-commerce businesses and to generate new customers. If we are unable to maintain these relationships or enter into new agreements on acceptable terms, our ability to attract new customers could be harmed. Further, many of the parties with which we may have online advertising arrangements provide advertising services for other marketers of goods. As a result, these parties may be reluctant to enter into or maintain relationships with us. Failure to achieve sufficient traffic or generate sufficient revenue from purchases originating from third parties may limit our partners’ and our ability to maintain market share and revenue.

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

Our operations are subject to the risk of damage or interruption from:

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

The Internet and e-commerce are constantly changing. Due to the costs and management time required to introduce new services and enhancements, we may be unable to respond to rapid technological changes in a timely enough manner to avoid our services becoming uncompetitive. To remain competitive, we must continue to enhance and improve the functionality and features of our partners’ e-commerce businesses. If competitors introduce new services using new technologies or if new industry standards and practices emerge, our partners’ existing e-commerce businesses and our services and proprietary technology and systems may become uncompetitive and our ability to attract and retain customers and new partners may be at risk.

Developing our e-commerce platform offering, our partners’ e-commerce businesses and other proprietary technology entails significant technical and business risks. We may use new technologies ineffectively or fail to adapt our e-commerce platform, our partners’ e-commerce businesses and our technology to meet the requirements of partners and customers or emerging industry standards. Additionally, the vendors we use for our partners’ e-commerce businesses may not provide the level of service we expect or may not be able to provide their product or service to us on commercially reasonable terms, if at all.

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

Our future success depends heavily upon the general public’s willingness to use the Internet as a means to purchase goods. The failure of the Internet to continue to develop as an effective commercial tool would seriously damage our future operations. If consumers are unwilling to use the Internet to conduct business, our business may not continue to grow. The Internet may not continue to succeed as a medium of commerce because of security risks and delays in developing elements of the needed Internet infrastructure, such as a reliable network, high-speed modems, high-speed communication lines and other enabling technologies.

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

Our success depends to a significant degree upon the protection of our intellectual property rights in the core technology and other components of our e-commerce platform including our software and other proprietary information and material, and our ability to develop technologies that are as good as or better than our competitors. We may be unable to deter infringement or misappropriation of our software and other proprietary information and material, detect unauthorized use or take appropriate steps to enforce our intellectual property rights. In addition, the failure of our partners to protect their intellectual property rights, including their trademarks and domain names, could impair our operations. Our competitors could, without violating our intellectual property rights, develop technologies that are as good as or better than our technology. Protecting our intellectual property and other proprietary rights can be expensive. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and consequently harm our operating results. Our failure to protect our intellectual property rights in our software and other information and material or to develop technologies that are as good as or better than our competitors’ could put us at a disadvantage to our competitors. These failures could have a material adverse effect on our business.

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

The market for the development and operation of e-commerce businesses is continuously evolving and is intensely competitive. Increased competition could result in fewer successful opportunities to partner, price reductions, reduced gross margins and loss of market share, any of which could seriously harm our business, results of operations and financial condition. We often compete with in-house solutions promoted and supported by internal information technology staffs, marketing departments, merchandising groups and other internal corporate constituencies. In these situations, we compete with technology and service providers, which supply one or more components of an e-commerce solution primarily to allow the prospect or others to develop and operate the prospect’s e-commerce business in-house. When prospects are open to broader and more integrated service offerings, we compete with companies, primarily the Services Division of Amazon.com, that offer a full range of e-commerce services similar to the services we provide through our e-commerce platform. In addition, we compete with the online and offline businesses of a variety of retailers and manufacturers in our targeted categories.

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

Any security breach could expose us to risks of loss, litigation and liability and could seriously disrupt our operations. If third parties are able to penetrate our network or telecommunications security or otherwise misappropriate our customers’ personal information or credit card information or if we give third parties improper access to our customers’ personal information or credit card information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. They could also include claims for other misuses of personal information, including unauthorized marketing purposes. These claims could result in litigation. Liability for misappropriation of this information could be significant. In addition, the Federal Trade Commission and state agencies regularly investigate various companies’ uses of customers’ personal information. We could incur additional expenses if new regulations regarding the security or use of personal information are introduced or if government agencies investigate our privacy practices. Further, any resulting adverse publicity arising from investigations would impact our business negatively.

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

If one or more states successfully assert that we should collect or should have collected sales or other taxes on the sale of our merchandise, our business could be harmed.

We currently collect sales or other similar taxes only for goods sold by us and shipped into certain states. One or more local, state or foreign jurisdictions may seek to impose historical and future sales tax obligations on us or our partners and other out-of-state companies that engage in e-commerce. In recent years, certain large retailers, such as Wal-Mart, Target and Toys “R” Us, expanded their collection of sales tax on purchases made through affiliated Web sites. Our business could be adversely affected if one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of merchandise through the e-commerce businesses we operate.

We, along with several of our partners, had a claim dismissed in the Circuit Court of Cook County, Illinois, by a private litigant who is alleging that we, along with certain of our partners, wrongfully failed to collect and remit sales and use taxes for sales of personal property to customers in Illinois and knowingly created records and statements falsely stating we were not required to collect or remit such taxes. However, the plaintiff has notified us of his intent to file an appeal. We do not believe that we are liable under existing laws and regulations for any failure to collect sales or other taxes relating to Internet sales in Illinois and intend to vigorously defend ourselves in this matter. However, we may incur substantial expenses in defending against this claim. In the event of a determination adverse to us, we may incur substantial monetary liability, and be required to change our business practices, either of which could have a material adverse effect on our business, financial position or results of operations.

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

In connection with the sale of certain assets of Ashford.com to Odimo Acquisition Corp., we received shares of Odimo common stock. Odimo became a public company in 2005 and a well-established public market for its common stock does not exist. If Odimo fails to perform, the value of the Odimo common stock we hold may remain below the amount at which we have valued this stock on our balance sheet and we may be required to take a charge to earnings.

We plan to continue to expand our business internationally which may cause our business to become increasingly susceptible to numerous international business risks and challenges.

We believe that the current globalization of the economy requires businesses to consider pursuing international expansion. We ship certain products to Canada and other countries. In addition, in January 2006, we completed an acquisition of Aspherio, a Barcelona, Spain-based provider of outsourced e-commerce solutions. We may continue to expand our international efforts. International expansion is subject to inherent risks and challenges that could adversely affect our business, including:

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

In addition, if we further expand internationally, we may face additional competition challenges. Local companies may have a substantial competitive advantage because of their greater understanding of, and focus on, the local customer. In addition, governments in foreign jurisdictions may regulate e-commerce or other online services in such areas as content, privacy, network security, copyright, encryption, taxation, or distribution. We also may not be able to hire, train, motivate and manage the required personnel, which may limit our growth in international market segments.

19

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

Our success depends to a significant degree upon the contribution of our executive officers and other key personnel, particularly Michael G. Rubin, chairman of the board and chief executive officer. Our executive officers and key personnel could terminate their employment with us at any time despite any employment agreements we may have with these employees. Due to the competition for highly qualified personnel, we cannot be sure that we will be able to retain or attract executive, managerial or other key personnel. We have obtained key person life insurance for Mr. Rubin in the amount of $9.0 million. We have not obtained key person life insurance for any of our other executive officers or key personnel.

We may be unable to hire and retain skilled personnel which could limit our growth.

Our future success depends on our ability to continue to identify, attract, retain and motivate skilled personnel which could limit our growth. We intend to continue to seek to hire a significant number of skilled personnel. Due to intense competition for these individuals from our competitors and other employers, we may not be able to attract or retain highly qualified personnel in the future. Our failure to attract and retain the experienced and highly trained personnel that are integral to our business may limit our growth.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on the effectiveness of our internal control over financial reporting. We have expended significant resources to comply with our obligations under Section 404 with respect to fiscal 2005. If we fail to correct any issues in the design or operating effectiveness of internal controls over financial reporting or fail to prevent fraud, current and potential stockholders and partners could lose confidence in our financial reporting, which could harm our business, the trading price of our common stock and our ability to retain our current partners and obtain new partners.

A change in accounting standards for employee stock options is expected to have a material impact on our consolidated results of operations and earnings per share.

In December 2004, the FASB issued Statement No. 123R “Share-Based Payment”, or SFAS 123R, which replaces Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Under the provisions of SFAS 123R, we are required to measure the cost of all share-based payments to employees, including grants of employee stock options, and to recognize that cost in the financial statements based on their fair values, beginning in fiscal 2006. In addition, SFAS 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. We will adopt SFAS 123R in our first quarter of fiscal 2006 using the modified prospective approach for transitioning. This approach requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption. The Company expects to continue using the Black-Scholes valuation model in determining the fair value of shared-based payments to employees. The Company is continuing to evaluate the requirements of SFAS 123R and currently expects the adoption of SFAS 123R will result in an increase in compensation expense in fiscal 2006 of approximately $1.6 million related to expense for stock options, which were previously not expensed under APB 25.

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

Factors that may cause our operating results to fluctuate or harm our business include but are not limited to the following:

•	our ability to obtain new partners or to retain existing partners;

•	the performance of one or more of our partner’s e-commerce businesses;

•	our and our partners’ ability to obtain new customers at a reasonable cost or encourage repeat purchases;

•	the number of visitors to the e-commerce businesses operated by us or our ability to convert these visitors into customers;

•	our and our partners’ ability to offer an appealing mix of products or to sell products that we purchase;

•	our ability to adequately develop, maintain and upgrade our partners’ e-commerce businesses or the technology and systems we use to process customers’ orders and payments;

•	the timing and costs of upgrades and developments of our systems and infrastructure;

•	the ability of our competitors to offer new or superior e-commerce businesses, services or products;

•	price competition that results in lower profit margins or losses;

•	the seasonality of our business, especially the importance of our fiscal fourth quarter to our business;

•	our inability to obtain or develop specific products or brands or unwillingness of vendors to sell their products to us;

•	unanticipated fluctuations in the amount of consumer spending on various products that we sell, which tend to be discretionary spending items;

•	the cost of advertising and the amount of free shipping and other promotions we offer;

•	increases in the amount and timing of operating costs and capital expenditures relating to expansion of our operations;

•	our inability to manage our shipping costs on a profitable basis or unexpected increases in shipping costs or delivery times, particularly during the holiday season;

•	inflation of prices of fuel and gasoline and other raw material that impact our costs;

•	technical difficulties, system security breaches, system downtime or Internet slowdowns;

•	our inability to manage inventory levels or control inventory shrinkage;

•	our inability to manage fulfillment operations or provide adequate levels of customer care or our inability to forecast the proper staffing levels in fulfillment and customer care;

•	an increase in the level of our product returns or our inability to effectively process returns;

•	government regulations related to the Internet or e-commerce which could increase the costs associated with operating our businesses, including requiring the collection of sales tax on all purchases through the e-commerce businesses we operate; and

•	unfavorable economic conditions in general or specific to the Internet or e-commerce, which could reduce demand for the products sold through our partners’ e-commerce businesses.

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

As of March 1, 2006, Michael G. Rubin, our chairman and chief executive officer, beneficially owned 16.2%, funds affiliated with SOFTBANK Holdings Inc., or SOFTBANK, beneficially owned 18.3%, and QK Holdings, Inc. (“QK”) an entity affiliated with QVC, Inc. and QVC’s parent company Liberty Media Corporation (“Liberty”) beneficially owned 18.9% of our outstanding common stock, including warrants and options to purchase common stock, which are exercisable on or before May 13, 2006. If they decide to act together, any two of Mr. Rubin, SOFTBANK, and QK would be in a position to exercise considerable control, and all three would be in a position to exercise complete control, over most matters requiring stockholder approval, including the election or removal of directors, approval of significant corporate transactions and the ability generally to direct our affairs. Furthermore, pursuant to stock purchase agreements, SOFTBANK and QK each have the right to designate up to one member of our board of directors. This concentration of ownership and the right of SOFTBANK and QK to designate members to our board of directors may have the effect of delaying or preventing a change in control of us, including transactions in which stockholders might otherwise receive a premium over prevailing market prices for our common stock. Furthermore, Mr. Rubin has entered into voting agreements with each of SOFTBANK and QK, and SOFTBANK and QK have entered into voting agreements with each other. The parties to these voting agreements have agreed to support the election of the directors designated by each of the other parties.

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

The price of our common stock on the Nasdaq National Market has been volatile. During fiscal 2004, the high and low sale prices of our common stock ranged from $7.04 to $18.72 per share. During fiscal 2005, the high and low sale prices of our common stock ranged from $12.21 to $21.25 per share. We expect that the market price of our common stock may continue to fluctuate.

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

Conversion of our convertible notes will dilute the ownership interest of existing stockholders.

In June 2005, we issued $57.5 million principal amount of our convertible notes due 2025, which convertible notes will be convertible into shares of our common stock. Under certain circumstances, a maximum of 3,369,270 shares of common stock could be issued upon conversion of the convertible notes, subject to adjustment for stock dividends, stock splits and similar events. The conversion of some or all of the notes will dilute the ownership interest of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes could encourage short selling by market participants because the conversion of the notes could depress the price of our common stock.

Holders of our common stock are subordinated to our convertible notes and other indebtedness.

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

On June 1, 2005, we completed an offering of $57.5 million aggregate principal amount of our convertible notes due 2025. Including these notes, we have approximately $71.2 million of indebtedness outstanding as of December 31, 2005. Our indebtedness could have important consequences to you. For example, it could:

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

ITEM 1B: UNRESOLVED	STAFF COMMENTS.

We, like other issuers, from time to time receive written comments from the staff of the SEC regarding our periodic or current reports under the Exchange Act. There are no comments that remain unresolved that we received not less than 180 days before the end of fiscal 2005.

ITEM 2:	PROPERTIES.

Our principal executive offices are located in a 104,000 square-foot facility purchased by us in June 2004 and located in King of Prussia, Pennsylvania. We maintain our photo studio and certain support operations in a 56,000 square-foot facility owned by us and located in King of Prussia, Pennsylvania. We provide our fulfillment operations from a 470,000 square-foot fulfillment center owned by us and located in Louisville, Kentucky, and from a 400,000 square-foot fulfillment center leased by us and located in Shepherdsville, Kentucky. We provide customer care from an 82,000 square-foot customer care center leased by us and located in Melbourne, Florida.

We own our principal executive offices facility, which is subject to a $13.0 million mortgage. We own both our photo studio and support operations facility in King of Prussia, Pennsylvania and our Louisville, Kentucky fulfillment center free of any debt. We also have an option through June 2006 to purchase an additional building lot adjacent to our principal executive offices in King of Prussia, Pennsylvania. We believe that our properties are adequate for our present needs and that suitable additional or replacement space will be available as required.

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

In September 2003, we learned that we, along with several of our partners, were named in an action in the Circuit Court of Cook County, Illinois, by a private litigant who is alleging that we, along with certain of our partners, wrongfully failed to collect and remit sales and use taxes for sales of personal property to customers in Illinois and knowingly created records and statements falsely stating we were not required to collect or remit such taxes. The complaint seeks injunctive relief, unpaid taxes, interest, attorneys’ fees, civil penalties of up to $10,000 per violation, and treble damages under the Illinois Whistleblower Reward and Protection Act. While six of the seven claims were dismissed on November 9, 2005 and the remaining claim was dismissed on January 10, 2006, the private litigant has filed a notice of appeal. Additionally, we are aware that this same private litigant has filed similar actions against retailers in other states, and it may be possible that we and/or partners may have been or may be named in similar cases in other states. We do not believe that we are liable under existing laws and regulations for any failure to collect sales or other taxes relating to Internet sales and intend to vigorously defend ourselves in this matter.

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

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS WHO ARE NOT ALSO DIRECTORS.

No matters were submitted to a vote of our stockholders during the fiscal quarter ended December 31, 2005.

ITEM 4.1: EXECUTIVE	OFFICERS OF THE REGISTRANT.

The following table sets forth information regarding each of our executive officers who are not also directors:

Name	Age(1)	Title
Michael G. Rubin	33	Chairman and Chief Executive Officer
Robert J. Blyskal	51	President and Chief Operating Officer
Michael R. Conn	35	Senior Vice President, Finance and Chief Financial Officer
Stephen J. Gold	46	Executive Vice President and Chief Information Officer
Robert W. Liewald	57	Executive Vice President, Merchandising
Arthur H. Miller	52	Executive Vice President and General Counsel
Damon Mintzer	40	Executive Vice President, Sales; President and Chief Operating Officer of Global-QVC Solutions, Inc.
Robert Wuesthoff	48	Executive Vice President, Global Operations

(1)	As of March 15, 2006

Set forth below are brief descriptions of the business experience for at least the past five years of our executive officers who are not also directors.

Michael G. Rubin has served as chairman of the board and chief executive officer of GSI Commerce since July 1995, and as co-president from May 2004 through August 2005.

Robert J. Blyskal has served as our president since August 2005 and chief operating officer since May 2004. From May 2004 until August 2005, he served as our co-president. From October 2003 until May 2004, Mr. Blyskal was a consultant to NeighborCare, Inc., a provider of pharmacy services to the long term care marketplace. From May 1993 to August 2003, he held several positions with Medco Health Solutions, Inc., a prescription benefits management company. Most recently, he served as executive vice president, operations and technology of Medco Health Solutions, Inc. He has also held the positions of senior vice president, operations, chairman of the enterprise-wide business quality steering committee, vice president and general manager, national pharmacies of Medco Health Solutions, Inc. From May 1991 to November 1993, he served as senior vice president, service systems of Purolator Courier Ltd., an overnight courier company.

Michael R. Conn has served as our senior vice president, finance and chief financial officer since January 2006. He served as our senior vice president of corporate development from July 2004 until January 2006, senior vice president, business development from June 2000 through July 2004 and senior vice president of strategic development from February 1999 through June 2000. From June 1993 to February 1999, Mr. Conn was employed at Gruntal & Co. L.L.C., an investment banking firm based in New York, New York and served most recently as vice president, research.

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

Robert Wuesthoff has served as our executive vice president of global operations since September 2005. From 1999 until September 2005, he served as a senior vice president of customer operations for Medco Health Solutions Inc., a prescription-drug benefit management company. From 1996 to 1998, he served as a Medco regional vice president of mail service operations.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following table sets forth the high and low sales prices per share of our common stock as reported on the Nasdaq National Market under the symbol “GSIC.”

	Common Stock Price
	High	Low
Fiscal 2004
First Quarter	$13.47	$8.81
Second Quarter	$11.40	$7.80
Third Quarter	$9.95	$7.04
Fourth Quarter	$18.72	$8.77
Fiscal 2005
First Quarter	$18.00	$12.21
Second Quarter	$17.70	$12.31
Third Quarter	$20.39	$15.49
Fourth Quarter	$21.25	$12.50

As of March 1, 2006, we had approximately 1,919 stockholders of record. The last reported sales price per share for our common stock on March 1, 2006, as reported on the Nasdaq National Market, was $16.20.

We have never declared or paid a cash dividend on our common stock. We currently intend to retain any future earnings to fund our growth and, therefore, do not anticipate declaring or paying any cash dividends on our common stock for the foreseeable future.

We made no repurchases of our common stock during the fourth quarter of fiscal 2005.

Information about securities authorized for issuance under our equity compensation plans appears in Part III, Item 12 of this Annual Report on Form 10-K.

ITEM 6:	SELECTED FINANCIAL DATA.

The following tables present portions of our financial statements and are not complete. You should read the following selected consolidated financial data together with our consolidated financial statements and related notes to our financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” The selected statement of operations data for fiscal 2003, fiscal 2004 and fiscal 2005 and the balance sheet data as of the end of fiscal 2004 and fiscal 2005 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of operations data for the years ended fiscal 2001 and fiscal 2002 and the balance sheet data as of the end of fiscal 2001, fiscal 2002 and fiscal 2003 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Fiscal Year Ended
	December 29, 2001	December 28, 2002	January 3, 2004	January 1, 2005	December 31, 2005
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
Net revenues from product sales	$98,325	$154,819	$216,510	$274,988	$355,374
Service fee revenues	4,285	17,819	25,409	60,116	85,018

Net revenues	102,610	172,638	241,919	335,104	440,392
Cost of revenues from product sales	66,545	114,258	154,731	203,383	263,829

Gross profit	36,065	58,380	87,188	131,721	176,563

Operating expenses:
Sales and marketing, exclusive of $847, $532, $1,527, $2,711 and $3,200 reported below as stock-based compensation	32,390	50,965	59,485	79,157	104,303
Product development, exclusive of $461, ($44), $42, $351 and $398 reported below as stock-based compensation	8,590	11,833	14,077	20,228	28,435
General and administrative, exclusive of $8,974, ($87), $366, $514 and $207 reported below as stock- based compensation	10,638	14,863	13,295	18,217	22,507
Restructuring costs related to Ashford.com(1)	—	1,680	74	—	—
Net loss on sale of Ashford.com assets	—	2,566	—	—	—
Stock-based compensation	10,282	401	1,935	3,576	3,805
Depreciation and amortization	6,662	10,509	11,386	10,944	14,635

Total operating expenses	68,562	92,817	100,252	132,122	173,685

Total other (income) expense	(2,943)	(628)	(1,177)	(64)	(142)

Net income (loss)	$(29,554)	$(33,809)	$(11,887)	$(337)	$2,699

Earnings (loss) per share—basic and diluted:
Net income (loss)—basic	$(0.87)	$(0.88)	$(0.30)	$(0.01)	$0.06

Net income (loss)—diluted(2)	$(0.87)	$(0.88)	$(0.30)	$(0.01)	$0.06

BALANCE SHEET DATA:
Total assets	$190,765	$187,573	$175,583	$231,823	$332,646
Total long-tem debt	5,208	—	—	13,564	70,594
Working capital	94,743	40,076	36,506	30,106	109,804
Stockholders' equity	147,308	121,564	111,586	118,053	153,173

(1)	In conjunction with the sale of certain assets of Ashford.com, we announced a plan to liquidate Ashford.com’s remaining inventory, close its Houston, Texas fulfillment center and office and terminate 71 of its employees. The costs associated with this plan were $1,680 in fiscal 2002, $74 in fiscal 2003, $0 in fiscal 2004 and $0 in fiscal 2005.
(2)	For fiscal 2001, fiscal 2002, fiscal 2003 and fiscal 2004, options and warrants are not included in the diluted weighted average common shares outstanding because the effect would be anti-dilutive. In fiscal 2005, options and warrants are included in the diluted weighted average common shares outstanding. The potential common shares from convertible notes have been excluded from the calculation of dilutive earnings per share because their effect would be anti-dilutive. See Notes 8 and 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

All statements made in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects,” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on then-current expectations, beliefs, assumptions, estimates and forecasts about our business. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, consumer spending, the financial markets and the industries in which we and our partners operate, changes affecting the Internet, our ability to develop and maintain relationships with strategic partners and suppliers, our ability to timely and successfully develop, maintain and protect our technology and product and service offerings and execute operationally, our ability to attract and retain qualified personnel, our ability to successfully integrate our acquisitions of other businesses, if any, the performance of acquired businesses and the impact of SFAS 123(R). More information about potential factors that could affect us are described in “Risk Factors.” We expressly disclaim any intent or obligation to update these forward-looking statements.

Overview and Executive Summary

•	We are a leading provider of e-commerce solutions that enable retailers, branded manufacturers, entertainment companies and professional sports organizations to operate e-commerce businesses. We provide solutions for our partners through our integrated e-commerce platform, which is comprised of three components: technology, logistics and customer care and marketing services. Through our platform, we provide Web site administration, Web infrastructure and hosting business intelligence, an e-commerce engine, order management, fulfillment, drop shipping, customer care, buying, interactive design, partnerships and alliances, content development and imaging, interactive marketing services, 1-to-1 marketing.

•	Based on forecasts of Forrester Research, we expect online general merchandise sales in the United States to expand at approximately an 11.6% compounded annual growth rate from 2006 through 2010.

•	While we expect the opportunity for partnered e-commerce to continue to grow, we also anticipate continuing intense competition. We compete with in-house solutions and a variety of third-party vendors that provide e-commerce software or partial e-commerce solutions. To satisfy our existing partners and to continue to attract new partners, we offer a comprehensive and compelling value proposition that includes a high level of direct-to-consumer expertise and infrastructure, which helps our partners to grow their e-commerce businesses and helps them to use their e-commerce businesses as a channel to complement and enhance their offline businesses. Our solution is provided to partners on a platform that includes shared technology, logistics, supporting infrastructure and marketing services. To differentiate our solution in the marketplace, we continually add new services and functions to our platform. As part of our continuing efforts to add value to our platform, we evaluate opportunities to acquire complimentary or new businesses or assets.

•	We grow our business by expanding the e-commerce businesses of our existing partners and by adding new partners. In fiscal 2005, we signed agreements with 10 new partners. Generally, we launch the website of a new partner within three to nine months after entering into a contract with such new partner. We anticipate that new Web sites typically will contribute to our income from operations in their first full year of operations.

•

We derive virtually all of our revenues from sales of products by us through our partners’ e-commerce businesses and service fees earned by us in connection with the development and operation of our partners’ e-commerce businesses. Our revenue growth of $105.3 million in fiscal 2005 was due to an increase in revenues of $80.4 million from product sales in both our sporting goods and other categories, as well as an increase of $24.9 million in service fee revenues. These increases were driven primarily by growth in sales from partners’ e-commerce businesses that were operated for part of fiscal 2004 and all of fiscal 2005, new partners launched in fiscal 2005 and partners’ e-commerce businesses that were operated for the entirety of both periods.

•	Our gross profit increased $44.9 million in fiscal 2005 compared to fiscal 2004 as a result of sales growth from new and existing partners. The gross margin on product sales decreased from 26.0% to 25.8%. We specifically do not record cost of service fee revenue. The cost of sales of the merchandise on which we earn service fees are costs incurred by our service-fee partners because they are the owners and sellers of the merchandise. Accordingly, our gross margin on service revenues is 100%. Our gross margin on products has typically been impacted by the mix of products sold between our sporting goods and other categories as well as within our sporting goods category.

•	Operating expenses as a percentage of net revenues was 39.4% in both fiscal 2004 and fiscal 2005.

•	We had net income of $2.7 million or $0.06 per share on a fully diluted basis in fiscal 2005 as compared to a net loss of $0.3 million or $0.01 per share on a fully diluted basis in fiscal 2004.

•	We generate cash from operations primarily in our fourth fiscal quarter due to the seasonality of our business. In our first fiscal quarter, we typically use cash from operations to satisfy accounts payable and accrued expenses incurred in the fourth fiscal quarter of our prior fiscal year. We typically have not generated cash from operations in our second and third fiscal quarters.

•	Effective July 6, 2005, we acquired an irrevocable right that conveyed the voting and economic rights to shares representing 51.0% of the shares in Aspherio, S.L. On January 26, 2006, we purchased outright the outstanding shares of Aspherio. This acquisition did not have a material impact on our financial results for fiscal 2005 nor do we expect it to have a material impact on our financial results for fiscal 2006.

•	On June 1, 2005, we raised approximately $80.0 million of net proceeds through the concurrent sale of 1.8 million shares of common stock and $57.5 million aggregate principal amount of 3% convertible notes due 2025. We plan to use the net proceeds for working capital and general corporate purposes, including possible acquisitions.

Results of Operations

Comparison of Fiscal 2004 and 2005

Net Revenues

We derive virtually all of our revenues from sales of products by us through our partners’ e-commerce businesses and service fees earned by us in connection with the development and operation of our partners’ e-commerce businesses.

The following table shows net revenues by source for fiscal 2004 and fiscal 2005, the percentages that such revenues bear to total net revenues and the period over period changes in net revenues:

	Fiscal 2004		Fiscal 2005		Fiscal 2005 vs. Fiscal 2004
	$	%	$	%	$	%
Net revenues from product sales — sporting goods	$164.5	49.1%	$213.0	48.4%	$48.5	29.5%
Net revenues from product sales — other	110.5	32.9%	142.4	32.3%	31.9	28.9%

Net revenue from product sales	275.0	82.0%	355.4	80.7%	80.4	29.2%
Service fee revenue	60.1	18.0%	85.0	19.3%	24.9	41.4%

Net revenues	$335.1	100.0%	$440.4	100.0%	$105.3	31.4%

Net revenues increased $105.3 million in fiscal 2005. Of this increase, $46.4 million was attributable to growth in sales from partners’ e-commerce businesses that were operated for part of fiscal 2004 and all of fiscal 2005, $35.0 million was attributable to growth in sales from partners’ e-commerce businesses that were operated for the entirety of both periods and $23.9 million was attributable to the addition of partners that were launched in fiscal 2005.

Net Revenues from Product Sales.    Net revenues from product sales are derived from the sale of products by us through our partners’ e-commerce businesses. Net revenues from product sales are net of allowances for returns and discounts and include outbound shipping charges and other product-related services such as gift wrapping and monogramming. We recognize revenue from shipping when products are shipped and title passes to the common carrier.

Net revenues from product sales increased $80.4 million in fiscal 2005. Of this increase, $48.5 million was due to an increase in sales in our sporting goods category primarily from partners that operated for the entirety of both periods and $31.9 million was due to an increase in sales in our other product category primarily from partners that operated for the entirety of both periods. Net revenues from product sales in the sporting goods and other categories remained constant as a percentage of total net revenues from product sales from fiscal 2004 to fiscal 2005. Net revenues from product sales included shipping revenue from the majority of partners from both the owned inventory model and the partner inventory model of $30.9 million for fiscal 2004 and $40.7 million for fiscal 2005.

Service Fee Revenue.    Service fee revenues are derived from service fees earned by us in connection with the development and operation of our partners’ e-commerce businesses. Service fees primarily consist of variable fees based on the value of merchandise sold or gross profit generated through our partners’ e-commerce businesses. To a lesser extent, service fees include fixed periodic payments by partners for the development and operation of their e-commerce businesses and fees related to the provision or marketing, design, development and other services.

Service fee revenues increased $24.9 million in fiscal 2005 primarily due to growth of existing partners, the addition of new partners, and fees related to enhancements to our partners e-commerce platforms.

Cost of Revenues

Cost of revenues consists of cost of revenues from product sales and cost of service fee revenues. Cost of revenues from product sales includes the cost of products sold and inbound freight related to those products, as well as outbound shipping and handling costs other than those related to promotional free shipping and subsidized shipping and handling which are included in sales and marketing expense. We specifically do not record cost of service fee revenue. The cost of the sales of the merchandise on which we earn service fees are incurred by our service-fee partners because they are the owners and sellers of the merchandise.

The following table shows cost of revenues for fiscal 2004 and fiscal 2005, the percentages that such costs bear to total net revenues and the period over period changes in cost of revenues:

	Fiscal 2004		Fiscal 2005		Fiscal 2005 vs. Fiscal 2004
	$	%	$	%	$	%
Cost of revenues from product sales	$203.4	60.7%	$263.8	59.9%	$60.4	29.7%

As a percentage of net revenues, cost of revenues from product sales decreased from 60.7% in fiscal 2004 to 59.9% in fiscal 2005. The improvement in cost of revenues as a percentage of net revenues resulted from the increase in service fee revenues, which have no associated cost of revenues, exceeding the increase in cost of revenues from product sales. Cost of revenues from product sales as a percentage of net revenues from product sales remained relatively constant increasing 0.2% in fiscal 2005 compared to fiscal 2004.

During the third quarter of fiscal 2005, we determined that by modifying our inbound freight calculation from a historical basis to a more current period basis the calculation could be more precise. The impact of the change in estimate of inbound freight decreased cost of revenues and increased net income by $0.4 million for fiscal 2005. The change in estimate increased diluted earnings per share by $0.01.

Gross Profit

Gross profit consists of gross profit from product sales and gross profit from service fees. Because we do not record cost of service fee revenues, net revenues from service fees and gross profit from service fees are the same.

The following table shows gross profit for fiscal 2004 and fiscal 2005, the percentages that such gross profit bears to product sales, service fees and total net revenues and the period over period changes in gross profit:

	Fiscal 2004				Fiscal 2005				Fiscal 2005 vs. Fiscal 2004
	$	% of Product Sales	% of Service Fees	% of Net Revenue	$	% of Product Sales	% of Service Fees	% of Net Revenue	$ Change	% Change
Gross profit from product sales	$71.6	26.0%	—		$91.6	25.8%	—		$20.0	27.9%
Gross profit from service fees	60.1	—	100%		85.0	—	100%		24.9	41.4%

Gross profit	$131.7			39.3%	$176.6			40.1%	$44.9	34.1%

The increase in gross profit for fiscal 2005 was due to a $24.9 million increase in service fee revenues and a $20.0 million increase in gross profit from product sales. The increase in gross profit as a percentage of net revenues in fiscal 2005 was primarily due to the 41.4% growth in service fees which continued to exceed the growth in gross profit from product sales. Gross profit from product sales represented 54.4% of total gross profit in fiscal 2004 and 51.9% in fiscal 2005. Gross profit from service fee revenues represented 45.6% of total gross profit in fiscal 2004 and 48.1% in fiscal 2005. Gross profit on product sales as a percentage of total product sales remained relatively constant decreasing 0.2% in fiscal 2005 compared to fiscal 2004.

Operating Expenses

Operating expenses consist of sales and marketing expenses, product development expenses, general and administrative expenses, stock-based compensation expense and depreciation and amortization expenses.

The following table shows operating expenses for fiscal 2004 and fiscal 2005, the percentages that such expenses bear to net revenues and the period over period changes in operating expenses:

	Fiscal 2004		Fiscal 2005		Fiscal 2005 vs. Fiscal 2004
	$	%	$	%	$ Change	% Change
Sales and marketing expenses	$79.2	23.6%	$104.4	23.7%	$25.2	31.8%
Product development expenses	20.2	6.0%	28.4	6.4%	8.2	40.6%
General and administrative expenses	18.2	5.4%	22.5	5.1%	4.3	23.6%
Stock-based compensation expense	3.6	1.1%	3.8	0.9%	0.2	5.6%
Depreciation and amortization expenses	10.9	3.3%	14.6	3.3%	3.7	33.9%

Total operating expenses	$132.1	39.4%	$173.7	39.4%	$41.6	31.5%

Sales and Marketing Expenses.    Sales and marketing expenses include advertising and promotional expenses, including promotional free shipping and subsidized shipping and handling costs, online marketing fees, commissions to participants in the affiliate programs for our partners’ Web sites, fulfillment costs, customer care costs, credit card fees, merchandising costs and payroll and related expenses. These expenses also include partner revenue share charges, which are royalty payments made to our partners in exchange for the use of their brands, our partners’ promotion of their URLs, Web sites and toll-free telephone numbers in their marketing and communications materials, the implementation of programs to provide incentives to customers to shop through the e-commerce businesses that we operate for our partners and other programs and services provided to the customers of the e-commerce businesses that we operate for our partners.

Sales and marketing expenses increased $25.2 million in fiscal 2005 primarily due to an $8.7 million increase in payroll and related costs principally in our customer care and fulfillment operations, an $8.3 million increase in marketing expense, which included subsidized shipping and handling costs, a $4.8 million increase in credit card fees, a $1.4 million increase in occupancy costs and approximately $2.0 million increase in other administrative costs. The increases in these costs were principally caused by the addition of our Shepherdsville, Kentucky fulfillment center, higher sales volumes in fiscal 2005 and to a lesser extent, the higher use of temporary labor and overtime labor during a spike in sales late in the fourth quarter of fiscal 2005.

Product Development Expenses.    Product development expenses consist primarily of expenses associated with planning, maintaining and operating the technology platform on which we operate our partners’ e-commerce businesses and payroll and related expenses for engineering, production, creative and management information systems.

Product development expenses increased $8.2 million in fiscal 2005 primarily due to a $4.0 million increase in costs related to our use of temporary technical professionals, a $2.6 million increase in personnel and related costs, $1.0 million increase in other product development costs and a $0.6 million increase in communication costs. The increases in these costs were to support new partner launches, deliver enhanced functionality for our partners’ e-commerce businesses and continue to improve the capacity, stability and security of our e-commerce platform.

General and Administrative Expenses.    General and administrative expenses consist primarily of payroll and related expenses for executive, finance, human resources, legal, sales and administrative personnel, as well as bad debt expense and occupancy costs for our headquarters and other offices.

General and administrative expenses increased $4.3 million in fiscal 2005 primarily due to a $3.4 million increase in personnel and related costs incurred to support the growth of our business, a $1.5 million increase in professional fees attributable to due diligence work performed to explore an acquisition that we chose not to pursue and a $0.7 million increase related to the restatement of certain of our financial statements in the fourth quarter of fiscal 2005, including remediation efforts, offset by a $0.8 million decrease in employee recruiting and relocation fees, a $0.4 million decrease in rental expense due to the purchase of the new corporate headquarters and a $0.1 million decrease in other general and administrative expenses.

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

Stock-based compensation expense increased $0.2 million in fiscal 2005 primarily due to a $1.4 million increase in deferred partner revenue share charges resulting from higher product sales from a partner’s

e-commerce business and a $0.9 million increase in expense related to restricted stock awards, offset by a $2.1 million decrease in the amortization of deferred compensation expense relating to options subject to variable accounting. As of the end of fiscal 2005, we had an aggregate of $0.5 million of deferred stock-based compensation remaining to be amortized. We had stock-based compensation expense related to the amortization of deferred partner revenue share charges of $1.7 million for fiscal 2004 and $3.1 million for fiscal 2005.

Depreciation and Amortization Expenses.    Depreciation and amortization expenses relate primarily to the depreciation of three buildings — our corporate headquarters in King of Prussia, Pennsylvania, our other office building in King of Prussia, Pennsylvania and our Louisville, Kentucky fulfillment center — the depreciation and amortization of the capitalized costs for our purchased and internally-developed technology, including a portion of the cost related to the employees that developed such technology, hardware and software, and the depreciation of improvements, furniture and equipment at our corporate headquarters, our Louisville and Shepherdsville, Kentucky fulfillment centers and our Melbourne, Florida customer contact center.

Depreciation and amortization expenses increased $3.7 million primarily due to increased technology purchases, capitalized costs related to internal-use software and depreciation related to the new corporate headquarters.

Income Taxes

Net operating losses generated during fiscal 2001 through fiscal 2004 have been carried back to offset income taxes paid in prior years. The remaining net operating losses will be carried forward. As of December 31, 2005, we had available net operating loss carryforwards of approximately $442.4 million which expire in the years 2006 through 2025. The use of certain net operating loss carryforwards are subject to annual limitations based on ownership changes of our stock, as defined by Section 382 of the Internal Revenue Code. We expect that net operating losses of approximately $251.8 million will expire before they can be used. Any otherwise recognizable deferred tax assets have been offset by a valuation allowance for the net operating loss carryforwards.

Comparison of Fiscal 2003 and 2004

Net Revenues

The following table shows net revenues by source for fiscal 2003 and fiscal 2004, the percentages that such revenues bear to total net revenues and the period over period changes in net revenues:

	Fiscal 2003		Fiscal 2004		Fiscal 2004 vs. Fiscal 2003
	$	%	$	%	$	%
Net revenues from product sales—sporting goods	$128.4	53.1%	$164.5	49.1%	$36.1	28.1%
Net revenues from product sales—other	88.1	36.4%	110.5	32.9%	22.4	25.4%

Net revenue from product sales	216.5	89.5%	275.0	82.0%	58.5	27.0%
Service fee revenue	25.4	10.5%	60.1	18.0%	34.7	136.6%

Net revenues	$241.9	100%	$335.1	100%	$93.2	38.5%

Net Revenues from Product Sales.    Net revenues from product sales increased $58.5 million in fiscal 2004. Of this increase, $36.1 million was due to an increase in sales in our sporting goods category and $22.4 million was due to an increase in sales in our other product category. The increases in the sporting goods and other categories were due to the addition of new partners in fiscal 2004, growth in sales from partners’ e-commerce businesses that were operated for part of fiscal 2003 and all of fiscal 2004 and growth in sales from partners’ e-commerce businesses that were operated for the entirety of both periods. Net revenues from product sales included shipping revenue of $23.6 million for fiscal 2003 and $34.0 million for fiscal 2004. Net revenues from product sales in the sporting goods category represented 59.3% and 59.8% of total net revenues from product sales in fiscal 2003 and fiscal 2004. Net revenues from product sales in the other category represented 40.7% and 40.2% of total net revenues from product sales in fiscal 2003 and fiscal 2004.

Service Fee Revenues.    Service fee revenues increased $34.7 million in fiscal 2004 primarily due to the addition of new partners in fiscal 2004, increases in sales from partners’ e-commerce businesses that were operated for part of fiscal 2003 and all of fiscal 2004 and increases in sales from partners’ e-commerce businesses that were operated for the entirety if both periods

Cost of Revenues

The following table shows cost of revenues for fiscal 2003 and fiscal 2004, the percentages that such costs bear to total net revenues and the period over period changes in cost of revenues:

	Fiscal 2003		Fiscal 2004		Fiscal 2004 vs. Fiscal 2003
	$	%	$	%	$	%
Cost of revenue from product sales	$154.7	64.0%	$203.4	60.7%	$48.7	31.5%

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

Gross Profit

The following table shows gross profit for fiscal 2003 and fiscal 2004, the percentages that such gross profit bears to product sales, service fees and total net revenues and the period over period changes in gross profit:

	Fiscal 2003				Fiscal 2004				Fiscal 2004 vs. Fiscal 2003
	$	% of Product Sales	% of Service Fees	% of Net Revenue	$	% of Product Sales	% of Service Fees	% of Net Revenue	$ Change	% Change
Gross profit from product sales	$61.8	28.5%	—		$71.6	26.0%	—		$9.8	15.9%
Gross profit from service fees	25.4	—	100%		60.1	—	100%		34.7	136.6%

Gross profit	$87.2			36.0%	$131.7			39.3%	$44.5	51.0%

The increase in gross profit for fiscal 2004 was due to a $34.7 million increase in service fee revenues and a $9.8 million increase in gross profit from product sales. The increase in gross profit as a percentage of net revenues in fiscal 2004 was due to the growth in service fees exceeding the decline in gross profit from product sales as a percentage of product sales. Gross profit from product sales represented 70.9% of total gross profit in fiscal 2003 and 54.4% in fiscal 2004. Gross profit from service fee revenues represented 29.1% of total gross profit in fiscal 2003 and 45.6% in fiscal 2004. The gross profit on product sales as a percentage of total product sales decreased from 28.5% in fiscal 2003 to 26.0% in fiscal 2004 due primarily to a shift in sales to consumer electronics from sporting goods.

Operating Expenses

The following table shows operating expenses for fiscal 2003 and fiscal 2004, the percentages that such expenses bear to net revenues and the period over period changes in operating expenses:

	Fiscal 2003		Fiscal 2004		Fiscal 2004 vs. Fiscal 2003
	$	%	$	%	$ Change	% Change
Sales and marketing expenses	$59.5	24.6%	$79.2	23.6%	$19.7	33.1%
Product development expenses	14.1	5.8%	20.2	6.0%	6.1	43.3%
General and administrative expenses	13.3	5.5%	18.2	5.4%	4.9	36.8%
Restructuring costs related to Ashford.com	0.1	0.0%	—	0.0%	(0.1)	NM
Stock-based compensation expense	1.9	0.8%	3.6	1.1%	1.7	89.5%
Depreciation and amortization expenses	11.4	4.7%	10.9	3.3%	(0.5)	-4.4%

Total operating expenses	$100.3	41.5%	$132.1	39.4%	$31.8	31.7%

Sales and Marketing Expenses.    Sales and marketing expenses increased $19.7 million in fiscal 2004 primarily due to a $7.9 million increase in payroll and related costs principally in our customer care and fulfillment operations, a $4.4 million increase in credit card fees, a $2.7 million increase in online marketing expenses, a $2.0 million increase in subsidized shipping and handling costs, a $2.0 million increase in professional fees consisting principally of temporary labor and approximately $0.7 million increase in other administrative costs. The increases in these costs were principally caused by higher sales volumes in fiscal 2004.

Product Development Expenses.    Product development expenses increased $6.1 million in fiscal 2004 primarily due to a $3.1 million increase in personnel and related costs, a $2.1 million increase in costs related to our use of temporary technical professionals, a $0.6 million increase in communication costs due to the increased number of e-commerce businesses that we operated and maintained and $0.3 million in other product development costs. The increases in these costs were necessary to support new partner launches, deliver enhanced functionality for our partners’ e-commerce businesses and continue to improve the capacity, stability and security of our e-commerce platform.

General and Administrative Expenses.    General and administrative expenses increased $4.9 million in fiscal 2004 primarily due to a $2.3 million increase in auditing, accounting, tax, legal and other professional fees, including fees related to our compliance with Section 404 of the Sarbanes Oxley Act, a $2.0 million increase in personnel and related costs incurred to support the growth of our business and a $0.7 million increase in other general and administrative expenses.

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

Depreciation and Amortization Expenses.    Depreciation and amortization expenses decreased approximately $0.5 million primarily due to the acquisition of certain longer-lived property and equipment and certain shorter-lived property and equipment becoming fully depreciated.

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

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents and marketable securities. Our cash, cash equivalents, and marketable securities balances were $75.4 million as of the end of fiscal 2004 and $156.7 million as of the end of fiscal 2005.

Since our entry into the e-commerce business in fiscal 1999 through the end of fiscal 2004, we primarily funded our operations with approximately $176.3 million in cash raised in equity financings. We also received an aggregate of $23.5 million in proceeds from the sales of our discontinued operations in fiscal 1999 and fiscal 2000 and $35.7 million in cash from the acquisition of Fogdog, Inc. in fiscal 2000. We used a portion of the cash from these transactions in connection with the exit from our discontinued operations and the balance for the working capital needs, to fund operating losses incurred prior to fiscal 2005 and for general business purposes of our e-commerce business. We also used $7.1 million in cash in connection with our acquisition of Ashford.com in March 2002 and received $1.0 million in cash and a secured note in the principal amount of $4.5 million in connection with our sale of certain assets of Ashford.com in December 2002 and March 2003. This note was repaid in full in August, 2004. In June 2005, we received proceeds of approximately $80.0 million, net of underwriter’s discount and offering expenses, from the completion of our public offering of common stock and convertible notes. We intend to use the net proceeds from the offering for working capital and general corporate purposes, including possible acquisitions.

We have incurred substantial costs to develop our e-commerce platform and to recruit, train and compensate personnel for our creative, engineering, business development, marketing, merchandising, customer care, management information systems and administrative departments. During fiscal 2003, we spent approximately $5.8 million on continued upgrades to our technology infrastructure and $1.3 million on equipment for our Louisville, Kentucky fulfillment center. During fiscal 2004, we spent approximately $21.1 million on the purchase and improvement of our new corporate headquarters in King of Prussia, Pennsylvania. Of this amount, we financed $13.0 million, secured through a ten year mortgage on the new corporate headquarters building. In addition, during fiscal 2004, we incurred $6.7 million in capital expenditures to continue to improve our technology infrastructure and open our second fulfillment center located in Shepherdsville, Kentucky. During fiscal 2005, we spent approximately $19.1 million on continued upgrades to our technology infrastructure and $5.5 million on equipment for our Kentucky fulfillment centers.

We had working capital of $30.1 million as of the end of fiscal 2004 and $109.8 million as of the end of fiscal 2005, and we had an accumulated deficit of $176.7 million as of the end of fiscal 2004 and $174.0 million as of the end of fiscal 2005.

Operating activities provided net cash of approximately $24.3 million during fiscal 2005. Our principal sources of operating cash during fiscal 2005 were payments received from customers and partners from our partner inventory model, which generally approximate our net revenues from product sales and our service fee revenues, respectively. Our principal uses of operating cash during fiscal 2005 were cash paid to product suppliers, which generally approximates our cost of revenues from product sales, employee compensation and partner revenue share payments. Changes in our operating assets and liabilities during fiscal 2005 resulted in a net cash inflow of $3.0 million. The most significant changes were an increase in accounts payable, accrued expenses and other, offset, in part, by an increase in accounts receivable compared to fiscal 2004. The increase in accounts payable, accrued expenses and other was due primarily to an increase in partner revenue share payments due at the end of fiscal 2005, which was related to increased sales volume in fiscal 2005. Also an increase in advertising revenue led to a related increase in marketing expenses payable. The increase in accounts receivable was primarily due to higher partner receivables and increased term sales activity. Our investing activities during fiscal 2005 consisted primarily of capital expenditures of $29.6 million. During fiscal 2005, we also purchased $176.8 million and sold $123.5 million of marketable securities. Our financing activities during fiscal 2005 consisted primarily of the receipt of $85.3 million in gross proceeds from the public offering of equity and debt and $7.9 million in gross proceeds from exercises of common stock options.

Operating activities provided net cash of approximately $21.1 million during fiscal 2004. Our principal sources of operating cash during fiscal 2004 were payments received from customers and fee-based partners, which generally approximate our net revenues from product sales and our service fee revenues, respectively. Our principal uses of operating cash during fiscal 2004 were cash paid to product suppliers, which generally approximates our cost of revenues from product sales, employee compensation and partner revenue share payments. Changes in our operating assets and liabilities during fiscal 2004 resulted in a net cash inflow of $6.8 million. The most significant changes were an increase in accounts payable, accrued expenses and other, offset, in part, by an increase in inventory and accounts receivable compared to fiscal 2003. The increase in accounts payable, accrued expenses and other was due primarily to an increase in partner revenue share payments at the end of fiscal 2004, which was related to increased sales volume in fiscal 2004, higher payroll and related accruals at the end of fiscal 2004 compared to fiscal 2003 and an increase in trade accounts payable due primarily to higher inventory levels at the end of fiscal 2004. The increase in inventory was primarily to prepare for new consumer electronics product launches and to support the growth of our sporting goods business. The increase in accounts receivable was primarily due to higher partner receivables and increased term sales activity. Our investing activities during fiscal 2004 consisted primarily of capital expenditures of $34.7 million. During fiscal 2004, we also purchased $64.1 million and sold $39.3 million of marketable securities and received $3.2 million of payments on notes receivable. Our financing activities during fiscal 2004 consisted primarily of the $13.0 million of proceeds from the mortgage note on our new corporate headquarters building and receipt of $5.1 million in gross proceeds from exercises of common stock options and warrants. During fiscal 2004, we also repaid $1.6 million of capital lease obligations and $0.1 million on the mortgage note.

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

We had the following contractual obligations as of the end of fiscal 2005:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$8,629	$2,452	$3,354	$2,823	$—
Purchase obligations(1)	41,846	41,846	—	—	—
Advertising and media agreements	208	208	—	—	—
Partner revenue share payments	22,947	5,797	9,350	7,800	—
Debt interest	25,278	2,762	5,055	5,006	12,455
Long-term debt obligations and other	70,433	243	368	381	69,441
Capital lease obligations	798	468	330	—	—

Total contractual obligations	$170,139	$53,776	$18,457	$16,010	$81,896

(1)	Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable pricing provisions and the approximate timing of the transactions. These obligations relate primarily to commitments to purchase inventory.

We had a profit of $2.7 million in fiscal 2005. During fiscal 2005, we sustained the cash requirements of our operations through our current cash, cash equivalents, and marketable securities.

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

Revenue Recognition

We recognize revenues from product sales or services provided when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured. Additionally, revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: the delivered item has value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items, and delivery of any undelivered item is probable.

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

We recognize revenue from product sales, net of estimated returns based on historical experience and current trends, upon shipment of products to customers. We ship the majority of products from our fulfillment centers in Louisville and Shepherdsville Kentucky. We also rely upon certain vendors to ship products directly to customers on our behalf. We act as principal in these transactions, as orders are initiated directly through the e-commerce businesses that we operate, we take title to the goods at the shipping point and have the economic risk related to collection, customer care and returns. We recognize revenue from shipping when products are shipped and title passes to the common carrier.

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

Deferred revenue consists primarily of fees paid to us in advance for service fees related to enhancements to our partners’ e-commerce businesses which are recognized ratably over the service period and amounts received from the sale of gift certificates redeemable through our partners’ e-commerce businesses which are recognized when the gift certificates are redeemed.

Accounting for Inventory

Inventory, primarily consisting of apparel, athletic equipment, consumer electronics, footware and licensed products is valued at the lower of cost (determined using the weighted average method) or market. Inherent in this valuation are significant management judgments and estimates, including among others, assessments concerning obsolescence and shrinkage rates. Based upon these judgments and estimates, which are applied consistently from period to period, we record valuation allowances to adjust the carrying amount of our inventory. We record a charge for obsolescence based upon, among other factors, the amount of inventory which has an aging of greater than nine months and the anticipated mark-downs required to sell the inventory in the normal course of business. We record a charge for inventory shrinkage for damages and other losses based on rates experienced in our fulfillment centers.

Accounting for Internal Use Software

Included in fixed assets is the capitalized cost of internal-use software and website development, including software used to upgrade and enhance the websites we operate and processes supporting our business. In

41

accordance with Statement of Position, or SOP, 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize costs incurred during the application development stage related to the development of internal-use software and amortize these costs over the estimated useful life of four years. Costs incurred related to planning, training or maintenance of internal-use software are expensed as incurred.

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

We account for stock options and warrants issued to non-employees using the fair value method prescribed in Financial Accounting Standards Board Statement No. 123 or SFAS No. 123, “Accounting for Stock-Based Compensation,” and in accordance with the provisions of EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF No. 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees.” Accordingly, compensation expense for stock options and warrants issued to non-employees is measured using a Black-Scholes multiple option pricing model that takes into account significant assumptions as to the expected life of the option or warrant, the expected volatility of our common stock and the risk-free interest rate over the expected life of the option or warrant.

We also record stock-based compensation as deferred partner revenue share charges are amortized. These deferred partner revenue share charges, which are included in other assets, have resulted from the exercise of a right to receive 1,600,000 shares of our common stock in lieu of future cash revenue share payments, and were $10.1 million as of the end of fiscal 2004 and $7.0 million as of the end of fiscal 2005. The deferred partner revenue share charges are currently amortized as the revenue share expense is incurred over the contract term of the partners’ agreement based on actual revenues recognized in a given period and the imputed partner revenue share percentage, which is based on the value of our common stock that was issued upon exercise of the right. Once certain revenue thresholds are achieved by the partner, the remaining partner revenue share charges will be amortized on a straight line basis over the remaining term of the contract.

In December 2004, the Financial Accounting Standards Board, or FASB, issued Financial Accounting Standards Board Statement No. 123R “Share-Based Payment”, or SFAS 123R, which replaces Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25. Under the provisions of SFAS 123R, we are required to measure the cost of all share-based payments to employees, including grants of employee stock options, and to recognize that cost in the financial statements based on their fair values, beginning in fiscal 2006. In addition, SFAS 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. We will adopt SFAS 123R in our first quarter of 2006 using the modified prospective approach for transitioning. This approach requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption. See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an analysis of the impact on our income statement of recognizing share-based payments based on their fair value in accordance with SFAS No. 123 prior to amendment in December 2004.

Certain Related Party Transactions

In fiscal 2000 and 2001, Interactive Technology Holdings, LLC, a joint venture of Comcast Corporation and QVC, Inc., acquired 10,797,900 shares of our common stock and warrants to purchase 300,000 shares of our common stock. On January 31, 2005, ITH effected a distribution of all of its assets, including shares of GSI common stock, to entities affiliated with Comcast and QVC. As of March 1, 2006, QK beneficially owned approximately 18.9% of our outstanding common stock. M. Jeffrey Branman, one of our directors, was the President of Interactive Technology Services, which served as financial advisor to Interactive Technology Holdings, LLC through its dissolution.

In fiscal 2000, we entered into a website development and distribution agreement with iQVC, a division of QVC, Inc., pursuant to which we provide technology, procurement and fulfillment services for QVC, including selling sporting goods, recreational and/or fitness related equipment and related products, apparel and footwear to QVC for resale through the QVC website. We recognized net revenues of $1.1 million in fiscal 2005 on sales to QVC under this website development and distribution agreement. The terms of these sales are comparable to those with other similar partners. The amount included in accounts receivable related to these sales as of the end of fiscal 2005 was $36,000.

In fiscal 2003, we entered into a services agreement with QVC pursuant to which QVC provided shipping services to us in exchange for fees. The fees charged to us by QVC were determined through arms-length negotiations. We incurred fees of $17,000 in fiscal 2005. Of those fees, $13,000 related directly to products shipped and was charged to cost of revenues from product sales and the remaining $4,000 related to fulfillment services provided and was charged to sales and marketing expense. These fees were incurred in the first quarter of fiscal 2005 as the agreement terminated effective April 3, 2005.

We were the beneficial owner of Series C and Series D Convertible Preferred Stock of Odimo Incorporated, referred to as Odimo, and warrants to acquire additional shares of Series C and Series D Convertible Preferred Stock of Odimo. These securities were acquired in connection with the sale of certain assets of our Ashford.com subsidiary in 2002.

In February 2005, Odimo completed an initial public offering through the issuance of 3,125,000 shares of its common stock. Effective upon completion of Odimo’s initial public offering, we exercised our warrants to acquire Series C and Series D Convertible Preferred Stock of Odimo and converted all of such shares, along with our already held shares of Series C and Series D Convertible Preferred Stock of Odimo, into an aggregate of 824,594 shares of common stock of Odimo. As of the end of fiscal 2005, we own approximately 11.5% of the outstanding common stock of Odimo Incorporated. SOFTBANK Capital Partners LLC and its affiliates collectively own approximately 16.1% of the outstanding common stock of Odimo. SOFTBANK Capital Partners LLC and its affiliates collectively own approximately 18.3% of our outstanding common stock. Ronald D. Fisher, our director, is vice-chairman of SOFTBANK Holdings Inc. and SOFTBANK Corp. and a managing general partner of SOFTBANK Capital Partners LP, which are affiliates of SOFTBANK Capital Partners LLC, and Michael S. Perlis, our director, is also managing partner of SOFTBANK Capital Partners LP.

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

We entered into an agreement as of December 20, 2005 with Interactive Commerce Partners LLC, or ICP, for certain financial advisory services in connection with our evaluation of two proposed transactions: a proposed acquisition and a proposed strategic relationship. M. Jeffrey Branman, one of our directors, is President and owner of ICP. Under the agreement, we agreed to pay ICP $450,000 upon the successful consummation of the proposed acquisition and $50,000 upon the successful consummation of the proposed strategic relationship. On February 3, 2006, we agreed to pay ICP $350,000 in connection with the proposed acquisition that we chose not to pursue. ICP also earned $50,000 upon the successful completion of the strategic relationship in the first quarter of fiscal 2006.

43

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

The following table provides information about our cash equivalents and marketable securities, including principal cash flows by expected maturity and the related weighted average interest rates as of the end of fiscal 2005:

	Fiscal Year					Thereafter	Total	Estimated Fair Value at the End of Fiscal 2005
	2006	2007	2008	2009	2010
	(in thousands, except percentages)
Money market accounts	$7,746	$—	$—	$—	$—	$—	$7,746	$7,746
Weighted average interest rate	4.11%	—	—	—	—	—	4.11%
Auction rate certificates	18,800	—	—	1,500	20,850	17,350	58,500	58,500
Weighted average interest rate	4.40%	—	—	4.39%	4.32%	4.38%	4.36%
U.S. government agency securities	11,300	7,702	—	—	—	—	19,002	18,752
Weighted average interest rate	3.16%	3.91%	—	—	—	—	3.46%
Corporate bonds	16,858	14,412	—	—	—	—	31,270	31,046
Weighted average interest rate	3.64%	4.26%	—	—	—	—	3.93%

Cash equivalents and marketable securities	$54,704	$22,114	$—	$1,500	$20,850	$17,350	$116,518	$116,044

All securities have dates to maturity of less than two years, except for auction rate securities, which have interest reset dates of approximately 30 to 45 days. Despite the long-term nature of their stated contractual maturities, there is a ready liquid market for these securities based on the interest reset mechanism. All securities represent investments available for current corporate purposes and are, therefore, classified as a current asset.

During fiscal 2005, we completed a public offering of $57.5 million aggregate principal amount of 3% convertible unsecured notes due June 1, 2025, raising net proceeds of approximately $55.0 million, net of approximately $2.5 million of underwriter’s discount and debt issuance costs. See Note 18 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements, supplementary data and related documents that are included in this Annual Report on Form 10-K are listed in Item 15(a), Part IV, of this Report.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A:    CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation, as of December 31, 2005, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e).

Based on this evaluation, our chief executive officer and our chief financial officer have concluded that, as of December 31, 2005, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective at the reasonable assurance level, to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our chief executive officer and chief financial officer note that during the quarter ended December 31, 2005, we did not timely file a Current Report on Form 8-K to disclose the entry into a material definitive agreement as of December 20, 2005. We believe that the failure to timely file was due to human error and did not represent a deficiency in its disclosure controls and procedures. The Form 8-K disclosing such information was filed with the Securities and Exchange Commission on March 9, 2006.

Changes in internal control over financial reporting. We monitor and evaluate on an ongoing basis our internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, we modify and refine our internal processes and controls as conditions warrant. As required by Rule 13a-15(d), our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been one such change during the quarter ended December 31, 2005, which change is described below.

Management’s annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements due to human error, or the improper circumvention or overriding of internal controls. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may change over time.

Our management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation, as of December 31, 2005, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control—Integrated Framework, our management concluded that, as of December 31, 2005, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting. Their report appears below.

Remediation

Accounts Payable

As of November 15, 2005, we disclosed in our quarterly report on Form 10-Q that a defective systemic report used to validate the amount of our accounts payable reflected in our general ledger indicated a material weakness in internal controls with respect to accounts payable. During the third quarter of fiscal 2005, we executed our remediation plan and replaced this systemic control with a manual control which requires that we

45

obtain statements from our trade accounts payable vendors to support the amount of our accounts payables reflected in our general ledger. We performed detailed analyses and reconciliations of the vendor statements received to confirm that the general ledger amounts for accounts payable is accurate.

In the fourth quarter of fiscal 2005, management executed further on its remediation plan and developed, tested and implemented a systemic control to validate the amount of our accounts payable reflected in our general ledger to replace the manual control described above. Management has concluded that as of the end of fiscal 2005 it has remediated the material weakness related to accounts payable.

46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GSI Commerce, Inc.

King of Prussia, PA

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that GSI Commerce, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 14, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

March 14, 2006

ITEM 9B: OTHER	INFORMATION.

As previously reported in a Current Report on Form 8-K that we filed with the SEC on March 9, 2006, we entered into an agreement as of December 20, 2005 with Interactive Commerce Partners LLC, or ICP, for certain financial advisory services in connection with our evaluation of two proposed transactions: a proposed acquisition and a proposed strategic relationship. M. Jeffrey Branman, one of our directors, is President and owner of ICP. Under the agreement, we agreed to pay ICP $450,000 upon the successful consummation of the proposed acquisition and $50,000 upon the successful consummation of the proposed strategic relationship. On February 3, 2006, we agreed to pay ICP $350,000 in connection with the proposed acquisition that we chose not to pursue. ICP also earned $50,000 upon the successful completion of the strategic relationship in the first quarter of fiscal 2006.

PART III

ITEM 10: DIRECTORS	AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information concerning our directors is incorporated by reference to our 2006 Proxy Statement including but necessarily limited to the sections of the 2006 Proxy Statement entitled “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Information concerning our executive officers is included in Item 4.1, Part I, of this Annual Report on Form 10-K.

We adopted a Finance Code of Professional Conduct that applies to all of our Finance organization employees and our Chief Executive Officer and Chief Financial Officer. We hereby undertake to provide a copy of this code to any person, without charge, upon request. Requests for a copy of this code may be made in writing addressed to: Investor Relations, GSI Commerce, Inc., 935 First Avenue, King of Prussia, PA 19406. The code is also available on our corporate Web site located at www.gsicommerce.com.

ITEM 11: EXECUTIVE	COMPENSATION.

This information is incorporated by reference to our 2006 Proxy Statement including but necessarily limited to the section of the 2006 Proxy Statement entitled “Executive Compensation.”

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS.

This information is incorporated by reference to our 2006 Proxy Statement including but necessarily limited to the section of the 2006 Proxy Statement entitled “Executive Compensation.”

Equity Compensation Plan Information as of the End of Fiscal 2005

The following table sets forth information regarding our existing equity compensation plans as of the end of fiscal 2005.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Listed in Column (a)) (c)
Equity compensation plans approved by stockholders (1)	6,317,004	$9.99	1,821,055
Equity compensation plans not approved by stockholders (2)	962,750	$6.99	0

Total	7,279,754	$9.57	1,821,055

(1)	These plans are the 1996 Equity Incentive Plan and the 2005 Equity Incentive Plan (the “Plans”). The 2005 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, stock purchase awards, stock bonus awards, stock unit awards, and other forms of equity compensation. We issued restricted stock units under these Plans. These restricted stock units generally expire 10 years from the date of grant and vest over four years, although some restricted stock units vest in less than four years. Upon the occurrence of a change in control, certain of these restricted stock units will immediately become exercisable in full. The weighted average exercise price in the table above does not take these restricted stock units into account.
(2)	Included are (a) stock options at less than the then-fair market value of our Common Stock to attract new key employees, to retain key employees of acquired companies and to retain existing employees in connection with restructured compensation packages, and (b) warrants to purchase our Common Stock to consultants, advisors, partners and investors. The Board of Directors approved these grants in fiscal 1999, fiscal 2000 and fiscal 2001, although some of these warrant grants relate to earlier periods. Except for these limited grants, grants are generally made by us under the 2005 Plan. These grants include options which generally expire 10 years from the date of grant and vests over four years. Upon the occurrence of a change in control, certain of these options will immediately become exercisable in full. These grants also include warrants which generally expire no less than five years and no more than 10 years from the date of grant. The exercise prices for these warrants range from $2.50 to $17.15.

ITEM 13: CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS.

In fiscal 2000 and 2001, Interactive Technology Holdings, LLC, a joint venture of Comcast Corporation and QVC, Inc., acquired 10,797,900 shares of our common stock and warrants to purchase 300,000 shares of our common stock, which accounted for approximately 26.0% of our outstanding common stock as of January 1, 2005. On January 31, 2005, ITH effected a distribution of all of its assets, including shares of GSI common stock, to entities affiliated with Comcast and QVC. As of March 1, 2006, QVC and its parent company Liberty Media Corporation beneficially owned approximately 18.9% of our outstanding common stock. M. Jeffrey Branman, one of our directors, was the President of Interactive Technology Services, which served as financial advisor to ITH through its dissolution.

49

In fiscal 2000, we entered into a website development and distribution agreement with iQVC, a division of QVC, Inc., pursuant to which we provide technology, procurement and fulfillment services for QVC, including selling sporting goods, recreational and/or fitness related equipment and related products, apparel and footwear to QVC for resale through the QVC Web site. We recognized net revenues of $1,138,000 in fiscal 2005 on sales to QVC under this website development and distribution agreement. The terms of these sales are comparable to those with other similar partners. The amount included in accounts receivable related to these sales as of the end of fiscal 2005 was $36,000.

In fiscal 2003, we entered into a services agreement with QVC, Inc. pursuant to which QVC provided shipping services to us in exchange for fees. The fees charged to us by QVC were determined through arms- length negotiations. We incurred fees of $17,000 million in fiscal 2005. Of those fees, $13,000 related directly to products shipped and was charged to cost of revenues from product sales and the remaining. $4,000 related to fulfillment services provided and was charged to sales and marketing expense. These fees were incurred in the first quarter of 2005 as the agreement terminated April 3, 2005.

We were the beneficial owner of Series C and Series D Convertible Preferred Stock of Odimo Incorporated, referred to as Odimo, and warrants to acquire additional shares of Series C and Series D Convertible Preferred Stock of Odimo. These securities were acquired in connection with the sale of certain assets of our Ashford.com subsidiary in 2002.

In February, 2005, Odimo completed an initial public offering through the issuance of 3,125,000 shares of its common stock. Effective upon completion of Odimo’s initial public offering, we exercised our warrants to acquire Series C and Series D Convertible Preferred Stock of Odimo and converted all of such shares, along with our already held shares of Series C and Series D Convertible Preferred Stock of Odimo, into an aggregate of 824,594 shares of common stock of Odimo. We own approximately 11.5% of the outstanding common stock of Odimo Incorporated. SOFTBANK Capital Partners LLC and its affiliates collectively own approximately 16.1% of the outstanding common stock of Odimo. SOFTBANK Capital Partners LLC and its affiliates collectively own approximately 18.3% of our outstanding common stock. Ronald D. Fisher, our director, is vice-chairman of SOFTBANK Holdings Inc. and SOFTBANK Corp. and a managing general partner of SOFTBANK Capital Partners LP, which are affiliates of SOFTBANK Capital Partners LLC, and Michael S. Perlis, our director, is also managing partner of SOFTBANK Capital Partners LP.

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

We entered into an agreement as of December 20, 2005 with Interactive Commerce Partners LLC, or ICP, for certain financial advisory services in connection with our evaluation of two proposed transactions: a proposed acquisition and a proposed strategic relationship. M. Jeffrey Branman, one of our directors, is President and owner of ICP. Under the agreement, we agreed to pay ICP $450,000 upon the successful consummation of the proposed acquisition and $50,000 upon the successful consummation of the proposed strategic relationship. On February 3, 2006, we agreed to pay ICP $350,000 in connection with the proposed acquisition that we chose not to pursue. ICP also earned $50,000 upon the successful completion of the strategic relationship in the first quarter of fiscal 2006.

ITEM 14: PRINCIPAL	ACCOUNTANT FEES AND SERVICES.

This information is incorporated by reference to 2006 Proxy Statement including but necessarily limited to the section of the 2006 Proxy Statement entitled “Principal Accountant Fees and Services.”

PART IV

ITEM 15: EXHIBITS,	FINANCIAL STATEMENT SCHEDULES.

(a) 1.    CONSOLIDATED FINANCIAL STATEMENTS

2.    FINANCIAL STATEMENT SCHEDULES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions*	Balance at End of Year
Allowance for Doubtful Accounts:
Fiscal 2003	$1,533	$1,108	$(1,932)	$709
Fiscal 2004	$709	$1,022	$(1,323)	$408
Fiscal 2005	$408	$1,504	$(1,185)	$727

*	Deductions include write-offs

All other schedules have been omitted since the required information is included in the financial statements or the notes thereto or is not applicable or required.

3.    EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Global Sports, Inc. (filed as Appendix B to GSI Commerce, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 27, 2001 and Incorporated herein by reference)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Global Sports, Inc. (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 and incorporated herein by reference)
3.3	Amended and Restated Bylaws GSI Commerce, Inc. (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2005 and incorporated herein by reference)
4.1	Form of Investor Warrant (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference)
4.2	Form of Partner Warrant (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference)
4.3	Warrant to Purchase 200,000 Shares of Common Stock dated January 30, 2002 (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 and incorporated herein by reference)
4.4	Specimen Common Stock Certificate (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the Quarter ended June 29, 2002 and incorporated herein by reference)

Exhibit Number	Description
4.5	Registration Rights Agreement, dated July 31, 1995, by and between Global Sports, Inc. and MR Acquisitions, Inc. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on July 31, 1995 and incorporated herein by reference)
4.6	Second Amended and Restated Registration Rights Agreement, dated as of September 13, 2000, by and between Global Sports, Inc., Interactive Technology Holdings, LLC, SOFTBANK Capital Advisors Fund LP and TMCT Ventures, L.P. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on September 13, 2000 and incorporated herein by reference)
4.7	Second Amendment to Second Amended and Restated Registration Rights Agreement, dated as of July 20, 2001, among Global Sports, Inc., SOFTBANK Capital Partners LP, SOFTBANK Capital Advisors Fund LP, Rustic Canyon Ventures, LP (f/k/a TMCT Ventures, LP) and Interactive Technology Holdings, LLC (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on August 27, 2001 and incorporated herein by reference)
4.8	Third Amendment to Second Amended and Restated Registration Rights Agreement, dated as of July 25, 2003, among Global Sports, Inc. (n/k/a GSI Commerce, Inc.), SOFTBANK Capital Partners LP, SOFTBANK Capital Advisors Fund LP, Rustic Canyon Ventures, LP (f/k/a TMCT Ventures, LP) and Interactive Technology Holdings, Inc. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K on July 29, 2003 and incorporated herein by reference)
4.9	Fourth Amendment to Second Amended and Restated Registration Rights Agreement, dated as of June 26, 2004, among Global Sports, Inc. (n/k/a GSI Commerce, Inc.), SOFTBANK Capital Partners LP, SOFTBANK Capital Advisors Fund LP, Rustic Canyon Ventures, LP (f/k/a TMCT Ventures, LP) and Interactive Technology Holdings, Inc. (filed with GSI Commerce, Inc.’s Annual Report Form 10-K filed on March 17, 2005 and incorporated herein by reference)
4.10	Indenture dated as of June 1, 2005 by and between GSI Commerce, Inc. and JPMorgan Chase Bank, N.A. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K dated June 1, 2005 and incorporated herein by reference)
4.11	Form of 3% Convertible Note due 2025 (filed as Exhibit A to Exhibit 4.1 of GSI Commerce, Inc.’s Current Report on Form 8-K dated June 1, 2005 and incorporated herein by reference)
10.1+	Global Sports, Inc.’s 1996 Equity Incentive Plan, amended and restated as of January 4, 2001 (filed as Appendix A to GSI Commerce, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 27, 2001 and incorporated herein by reference)
10.2+	GSI Commerce, Inc.’s 2005 Equity Incentive Plan (filed as Appendix A to GSI Commerce, Inc.’s Definitive Proxy Statement on Schedule 14A filed on June 9, 2005 and incorporated herein by reference)
10.3+	Employment Agreement, dated June 1, 2001, by and between Global Sports, Inc. and Michael G. Rubin (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference)
10.4+	Employment Agreement, dated February 24, 1999, by and between Global Sports, Inc. and Michael R. Conn (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference)
10.5+	Letter Amendment, dated April 23, 2002, to the Employment Agreement, by and between Global Sports, Inc. and Michael R. Conn (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 and incorporated herein by reference)
10.6+	Employment Agreement, dated August 9, 1999, by and between Global Sports, Inc. and Arthur H. Miller (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference)
10.7+	Letter Amendment, dated April 23, 2002, to the Employment Agreement, by and between Global Sports, Inc. and Arthur H. Miller (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 and incorporated herein by reference)

Exhibit Number	Description
10.8+	Employment Agreement, dated April 23, 2002, by and between Global Sports, Inc. and Robert Liewald (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 and incorporated herein by reference)
10.9+	Personal Services Agreement, dated June 12, 2001, by and between GSI West, Inc. and Damon Mintzer (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 and incorporated herein by reference)
10.10+	Amendment Number 1, dated September 10, 2001, to Personal Services Agreement by and between GSI West, Inc. and Damon Mintzer (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 and incorporated herein by reference)
10.11	License and E-Commerce Agreement, dated July 6, 2001, by and among Global Sports Interactive, Inc., The Sports Authority, Inc. and The Sports Authority Michigan, Inc. (filed with Amendment No. 1 to GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference)
10.12	First Amendment to the License and E-Commerce Agreement, dated as of July 6, 2001, by and between The Sports Authority, Inc., The Sports Authority Michigan, Inc. and GSI Commerce Solution, Inc. made as of January 3, 2003 (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003 and incorporated herein by reference)
10.13	Stock Purchase Agreement dated June 10, 1999, by and between Global Sports, Inc., a Delaware corporation, and SOFTBANK America Inc., a Delaware corporation (filed with GSI Commerce, Inc.’s Form 8-K on June 21, 1999 and incorporated herein by reference)
10.14	Stock and Warrant Purchase Agreement, dated as of September 13, 2000, by and between Global Sports, Inc. and Interactive Technology Holdings, LLC (filed with GSI Commerce, Inc.’s Form 8-K on September 20, 2000 and incorporated herein by reference)
10.15	Stock Purchase Agreement, dated as of July 20, 2001, by and among Global Sports, Inc., Michael G. Rubin and Interactive Technology Holdings, LLC (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on August 27, 2001 and incorporated herein by reference)
10.16	Amendment to Stock and Warrant Purchase Agreement, dated as of April 27, 2000, by and among Global Sports, Inc. (n/k/a GSI Commerce, Inc.), and TMCT Ventures, L.P. (n/k/a Rustic Canyon Ventures, LP, dated as of June 26, 2004 (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K filed on March 17, 2005 and incorporated herein by reference)
10.17	Letter Agreement, dated as of July 20, 2001, among Global Sports, Inc., Interactive Technology Holdings, LLC, SOFTBANK Capital Partners LP and SOFTBANK Capital Advisors Fund LP (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on August 27, 2001 and incorporated herein by reference)
10.18	Stock and Warrant Exchange Agreement, dated as of July 25, 2003, by and between GSI Commerce, Inc. and Interactive Technology Holdings, LLC (filed with GSI Commerce, Inc.’s Current Report on Form 8-K on July 29, 2003 and incorporated herein by reference)
10.19	E-Commerce Agreement, dated as of June 14, 2002, by and among GSI Commerce Solutions, Inc. and Palm, Inc. (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference)
10.20	Amendment No. 1 to E-Commerce Agreement, dated as of June 14, 2002 by and between GSI Commerce Solutions, Inc. and Palm, Inc., dated as of December 3, 2002 (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference)
10.21	Contract of Sale, dated March 16, 2004 by and between Brandywine Operating Partnership, L.P. and 935 KOP Associates, LLC (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 13, 2004 and incorporated herein by reference)
10.22	First Amendment to Contract of Sale, dated April 30, 2004, by and between Brandywine Operating Partnership, L.P. and 935 KOP Associates, LLC (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004 and incorporated herein by reference)

Exhibit Number	Description
10.23	Second Amendment to Contract of Sale, dated May 24, 2004, by and between Brandywine Operating Partnership, L.P. and 935 KOP Associates, LLC (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004 and incorporated herein by reference)
10.24	Option Agreement, dated June 9, 2004, by and between Brandywine Operating Partnership, L.P. and 935 KOP Associates, LLC (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004 and incorporated herein by reference)
10.25	Amended and Restated E-Commerce Agreement between GSI Commerce Solutions, Inc. and palmOne, Inc. dated May 10, 2004 (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004 and incorporated herein by reference).
10.26	Promissory Note from 935 HQ Associates, LLC to CIBC Inc. dated June 9, 2004 (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004 and incorporated herein by reference)
10.27	Mortgage, Assignment of Leases and Rents and Security Agreement from 935 HQ Associates, LLC in favor of CIBC Inc. dated as of June 9, 2004 (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004 and incorporated herein by reference)
10.28+	Offer Letter, dated January 31, 2005, between GSI Commerce, Inc. and Stephen J. Gold (filed with GSI Commerce, Inc.’s Current Report on Form 8-K on February 2, 2005 and incorporated herein by reference)
10.29+	Offer Letter, dated April 21, 2004, between GSI Commerce, Inc. and Robert J. Blyskal (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K filed on March 17, 2005 and incorporated herein by reference)
10.30+	Form of Restricted Stock Award Under the GSI Commerce, Inc. 1996 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on March 11, 2005 and incorporated herein by reference)
10.31+	Form of Option Agreement Issued to Executive Officers Under the 1996 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on March 11, 2005 and incorporated herein by reference)
10.32+	Form of Option Agreement Issued to Directors Under the 1996 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on March 11, 2005 and incorporated herein by reference)
10.33+	Form of Deferred Stock Award Under the 1996 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on March 11, 2005 and incorporated herein by reference)
10.34+	Form of Restricted Stock Award Grant Notice (Basic) Under the GSI Commerce, Inc. 2005 Equity Incentive Plan
10.35+	Form of Restricted Stock Award Grant Notice (Alternate) Under the GSI Commerce, Inc. 2005 Equity Incentive Plan
10.36+	Form of Restricted Stock Unit Grant Notice (Basic) Under the GSI Commerce, Inc. 2005 Equity Incentive Plan
10.37+	Form of Restricted Stock Unit Grant Notice (Alternate) Under the GSI Commerce, Inc. 2005 Equity Incentive Plan
10.38+	Stock Option Grant Notice (Basic) Under the 2005 Equity Incentive Plan
10.39+	Stock Option Grant Notice (Alternate) Under the 2005 Equity Incentive Plan
10.40+	Stock Option Grant Notice Issued to Directors Under the 2005 Equity Incentive Plan
10.41	Stock Purchase Agreement, dated as of April 27, 2000, between SOFTBANK Capital Partners LP, a Delaware limited partnership and SOFTBANK Capital Advisors Fund LP, a Delaware limited partnership and Global Sports, Inc., a Delaware corporation. (filed as Exhibit I of Amendment No. 1 to the Statement on Schedule 13D filed by SOFTBANK Capital Partners LP, a Delaware limited partnership, SOFTBANK Capital Partners LLC, a Delaware limited liability company, SOFTBANK Capital Partners Investment Inc., a Delaware corporation, Ronald D. Fisher, Charles R. Lax, SOFTBANK Holdings Inc., a Delaware

Exhibit Number	Description

corporation, SOFTBANK Corp., a Japanese corporation and Masayoshi Son on May 1, 2000 with respect GSI Commerce, Inc. and incorporated herein by reference).

10.42	Stock and Warrant Purchase Agreement, dated as of April 27, 2000 between Global Sports, Inc. and TMCT Ventures, L.P. (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K filed on March 17, 2005 and incorporated herein by reference)
10.43	Agreement dated December 20, 2005 between Interactive Commerce Partners LLC and GSI Commerce, Inc. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on March , 2006 and incorporated herein by reference)
10.44	Summary Sheet for Director and Executive Compensation
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included on signature page to this Form 10-K)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf on the date indicated by the undersigned thereunto duly authorized.

Date: March 14, 2006

GSI COMMERCE, INC.

By:	/s/ MICHAEL G. RUBIN
Michael G Rubin Chairman and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael G. Rubin and Michael R. Conn, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ MICHAEL G. RUBIN Michael G. Rubin	Chairman and Chief Executive Officer (principal executive officer)	March 14, 2006

/s/ MICHAEL R. CONN Michael R. Conn	Senior Vice President, Finance and Chief Financial Officer (principal financial officer and principal accounting officer)	March 14, 2006

/s/ M. JEFFREY BRANMAN M. Jeffrey Branman	Director	March 14, 2006

/s/ RONALD D. FISHER Ronald D. Fisher	Director	March 14, 2006

/s/ JOHN HUNTER John Hunter	Director	March 14, 2006

/s/ MARK S. MENELL Mark S. Menell	Director	March 14, 2006

/s/ MICHAEL S. PERLIS Michael S. Perlis	Director	March 14, 2006

/s/ JEFFREY F. RAYPORT Jeffrey F. Rayport	Director	March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GSI Commerce, Inc.

King of Prussia, PA

We have audited the accompanying consolidated balance sheets of GSI Commerce, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GSI Commerce, Inc. and subsidiaries as of December 31, 2005 and January 1, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

March 14, 2006

GSI COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 1, 2005	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$20,064	$48,361
Marketable securities	55,359	108,298
Accounts receivable, net of allowance of $408 and $727	14,734	24,288
Inventory	37,773	34,601
Prepaid expenses and other current assets	2,382	3,135

Total current assets	130,312	218,683
Property and equipment, net	74,387	87,851
Goodwill	13,453	13,932
Equity investments and other	2,847	1,210
Other assets, net of accumulated amortization of $4,416 and $7,885	10,824	10,970

Total assets	$231,823	$332,646

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$58,023	$58,720
Accrued expenses and other	31,842	42,949
Deferred revenue	9,370	6,573
Current portion—long-term debt and other	971	637

Total current liabilities	100,206	108,879
Convertible notes	—	57,500
Long-term debt and other	13,564	13,094

Total liabilities	113,770	179,473
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 4,990,000 shares authorized; 0 shares issued and outstanding as of January 1, 2005 and December 31, 2005	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 41,584,061 and 44,469,969 shares issued as of January 1, 2005 and December 31, 2005, respectively; 41,582,851 and 44,469,766 shares outstanding as January 1, 2005 and December 31, 2005, respectively	416	445
Additional paid in capital	294,471	329,103
Accumulated other comprehensive loss	(104)	(2,344)
Accumulated deficit	(176,730)	(174,031)

Total stockholders’ equity	118,053	153,173

Total liabilities and stockholders’ equity	$231,823	$332,646

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Fiscal Year Ended
	January 3, 2004	January 1, 2005	December 31, 2005
Revenues:
Net revenues from product sales	$216,510	$274,988	$355,374
Service fee revenues	25,409	60,116	85,018

Net revenues	241,919	335,104	440,392
Cost of revenues from product sales	154,731	203,383	263,829

Gross profit	87,188	131,721	176,563

Operating expenses:
Sales and marketing, exclusive of $1,527, $2,711 and $3,200 reported below as stock-based compensation	59,485	79,157	104,303
Product development, exclusive of $42, $351 and $398 reported below as stock-based compensation	14,077	20,228	28,435
General and administrative, exclusive of $366, $514 and $207 reported below as stock-based compensation	13,295	18,217	22,507
Restructuring costs related to Ashford.com	74	—	—
Stock-based compensation	1,935	3,576	3,805
Depreciation and amortization	11,386	10,944	14,635

Total operating expenses	100,252	132,122	173,685

Other (income) expense:
Interest expense	—	538	2,220
Interest income	(1,177)	(1,162)	(2,944)
Other (income) expense	—	560	582

Total other (income) expense	(1,177)	(64)	(142)

Income (loss) before income taxes	(11,887)	(337)	3,020
Provision for income taxes	—	—	321

Net income (loss)	$(11,887)	$(337)	$2,699

Earnings (loss) per share — basic:	$(0.30)	$(0.01)	$0.06

Earnings (loss) per share — diluted:	$(0.30)	$(0.01)	$0.06

Weighted average shares outstanding — basic	39,638	41,073	43,216

Weighted average shares outstanding — diluted	39,638	41,073	45,321

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Comprehensive (Loss) Income	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
	Shares	Dollars					Shares	Dollars
Consolidated balance at December 28, 2002	38,858	$389	$285,625	$(164,506)		$57	74	$(1)	$121,564
Net loss				(11,887)	$(11,887)				(11,887)
Net unrealized loss on available-for-sale securities, net of tax of $0					(57)	(57)			(57)

Comprehensive loss					$(11,944)

Issuance of common stock to ITH in exchange for warrants	1,650	16	(16)						—
Stock based compensation expense			564						564
Issuance of common stock upon exercise of options and warrants	208	2	1,051						1,053
Issuance of common stock under Employee Stock Purchase Plan	149	2	347						349
Retirement of treasury stock	(73)	(1)					(73)	1	—
Other	(11)								—

Consolidated balance at January 3, 2004	40,781	$408	$287,571	$(176,393)		$—	1	$—	$111,586
Net loss				(337)	$(337)				(337)
Net unrealized loss on available-for-sale securities, net of tax of $0					(104)	(104)			(104)

Comprehensive loss					$(441)

Stock based compensation expense			1,835						1,835
Issuance of common stock upon exercise of options and warrants	803	8	5,065						5,073

Consolidated balance at January 1, 2005	41,584	$416	$294,471	$(176,730)		$(104)	1	$—	$118,053
Net income				2,699	2,699				2,699
Net unrealized loss on available-for-sale securities, net of tax of $0					(370)	(370)			(370)
Unrealized loss on investment in Odimo recorded at fair value (See Note 2), net of tax of $0					(1,870)	(1,870)			(1,870)

Comprehensive income					$459

Stock based compensation expense			686						686
Issuance of common stock during public offering	1,872	19	27,763						27,782
Issuance costs related to the common stock public offering			(1,839)						(1,839)
Issuance of common stock upon exercise of options	1,013	10	7,939				(1)		7,949
Tax benefit in connection with exercise of stock options and awards			83						83

Consolidated balance at December, 31 2005	44,469	$445	$329,103	$(174,031)		$(2,344)	—	$—	$153,173

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended
	January 3, 2004	January 1, 2005	December 31, 2005
Cash Flows from Operating Activities:
Net income (loss)	$(11,887)	$(337)	$2,699

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,386	10,944	14,635
Stock-based compensation	1,935	3,576	3,805
Tax benefit in connection with exercise of stock options and awards	—	—	83
Amortization of discount on note receivable	(180)	—	—
Loss on disposal of equipment	—	113	78
Changes in operating assets and liabilities:
Accounts receivable, net	(924)	(9,836)	(9,317)
Inventory	1,396	(14,863)	3,171
Prepaid expenses and other current assets	230	(399)	(659)

Notes receivable	(30)	(201)	—
Other assets, net	—	(325)	(397)
Accounts payable and accrued expenses and other	(1,424)	38,049	13,005
Deferred revenue	(27)	(5,627)	(2,818)

Net cash provided by operating activities	475	21,094	24,285

Cash Flows from Investing Activities:
Acquisition of a controlling interest of a business, net of cash acquired	—	—	(440)
Cash paid for property and equipment	(7,999)	(34,717)	(29,551)

Payments received on notes receivable	900	3,246	—
Other deferred cost	—	—	(95)
Acquisition of intangible assets	—	—	(328)
Cash paid for equity investment	—	—	(136)
Purchases of marketable securities	(60,384)	(64,131)	(176,789)

Sales of marketable securities	59,808	39,330	123,480
Sales of short-term investments	2,280	—	—

Net cash used in investing activities	(5,395)	(56,272)	(83,859)

Cash Flows from Financing Activities

Proceeds from convertible notes	—	—	57,500
Debt issuance costs paid	—	—	(2,589)
Repayments of loan	—	—	(339)
Repayments of capital lease obligations	(78)	(1,581)	(452)

Proceeds from mortgage note	—	13,000	—
Repayments of mortgage note	—	(55)	(153)
Proceeds from sales of common stock	349	—	27,782
Equity issuance costs paid	—	—	(1,839)
Proceeds from exercise of common stock options	1,053	5,070	7,949

Net cash provided by financing activities	1,324	16,434	87,859

Effect of exchange rate changes on cash and cash equivalents	—	—	12

Net (decrease) increase in cash and cash equivalents	(3,596)	(18,744)	28,297

Cash and cash equivalents, beginning of period	42,404	38,808	20,064

Cash and cash equivalents, end of period	$38,808	$20,064	$48,361

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

NOTE 1—DESCRIPTION OF BUSINESS

GSI Commerce, Inc. (“GSI” or the “Company”), a Delaware corporation, is a leading provider of e-commerce solutions that enable retailers, branded manufacturers, entertainment companies and professional sports organizations to operate e-commerce businesses. The Company began its e-commerce business in 1999 and initially targeted the sporting goods category. Since fiscal 2001, the Company expanded into six additional categories: apparel, consumer electronics, entertainment, health and beauty, home, and jewelry and luxury goods. In fiscal 2005, the Company entered into agreements with 10 new partners, including two partners in sporting goods, two partners in health and beauty, one partner in consumer electronics, one partner in home, three partners in apparel and one partner in the new category of jewelry and luxury goods. The Company provides solutions for its partners through its integrated e-commerce platform, which is comprised of three components — technology, logistics and customer care and marketing services. Through the Company’s integrated e-commerce platform, it provides Web site administration, Web infrastructure and hosting, business intelligence, an e-commerce engine, order management, fulfillment, drop shipping, customer care, buying, interactive design, content development and imaging, partnerships and alliances, interactive marketing, and 1-to-1 marketing. The Company currently derives virtually all of its revenues from sales of products by the Company through its partners’ e-commerce businesses and service fees earned by the Company in connection with the development and operation of its partners’ e-commerce businesses.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summarize the Company’s significant accounting policies:

Fiscal Year:    The Company’s fiscal year ends on the Saturday closest to December 31. The fiscal year is named for the calendar year ending on that December 31. The effects on results of operations of the six additional days in fiscal January 3, 2004, the two fewer days in fiscal January 1, 2005 and the one fewer day in fiscal December 31, 2005 are not significant.

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

During the third quarter of fiscal 2005, the Company determined that by modifying its inbound freight calculation from a historical basis to a more current period basis the calculation could be more precise. The impact of the change in estimate of inbound freight decreased cost of revenues and increased net income by $0.4 million for fiscal 2005. The change in estimate increased diluted earnings per share by $0.01.

Fair Values:    The estimated fair value amounts presented in these consolidated financial statements have been determined by the Company using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

material effect on the estimated fair value amounts. Such fair value estimates are based on pertinent information available to management as of January 1, 2005 and December 31, 2005, and have not been comprehensively revalued for purposes of these consolidated financial statements since such dates.

Cash and Cash Equivalents:    The Company considers all highly liquid investments with maturities at date of purchase of three months or less to be cash equivalents. The carrying value of cash equivalents approximates their current market value.

Marketable Securities:    Marketable securities, which consist of investments in various debt securities, are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded as a component of stockholders’ equity. As of December 31, 2005, all securities had dates to maturity of less than two years, except for auction rate securities which have interest reset dates of approximately 30 to 45 days. The Company classifies all of its available-for-sale securities as current assets, as these securities represent investments available for current corporate purposes. All investments with original maturities of greater than 90 days are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At January 1, 2005, and December 31, 2005 the Company held $39,700 and $58,500, respectively, of investments in auction rate securities classified as available-for-sale. Investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which reset approximately every 30 to 45 days. Despite the long-term nature of their stated contractual maturities, there is a ready liquid market for these securities based on the interest reset mechanism. As a result, there are immaterial cumulative gross realized or unrealized holding gains or (losses) from the Company’s auction rate securities. All income generated from these marketable securities is recorded as interest income. Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income or expense.

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

Goodwill and Acquired Intangible Assets:    Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. Goodwill is tested for impairment annually, based on fair value or more frequently if events and circumstances indicate that goodwill may be impaired. Intangible assets with finite lives are amortized over their estimated useful lives. The Company performed an annual impairment test of its recorded goodwill and its indefinite lived intangible assets in December 2005 and found no instance of impairment.

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

During fiscal 2003, the Company relocated its data centers. In conjunction with the relocation, the Company determined that certain capitalized costs associated with the data centers would no longer be used and, therefore, that the carrying amounts of these assets were not recoverable. The Company disposed of these assets during fiscal 2003 and recorded an impairment charge of $284 which is included in depreciation and amortization expense.

During fiscal 2004 and fiscal 2005, the Company determined that certain long-lived assets were no longer being used in its continuing operations and, therefore, that the carrying amounts of these assets were not recoverable. The long-lived assets consisted of miscellaneous equipment. The Company disposed of these assets and recorded an impairment charge of $207 during fiscal 2004 and $78 during fiscal 2005.

Other Equity Investments:    Other equity investments consist of 824,594 shares of Odimo Incorporated (“Odimo”) common stock, which was converted from Series C and Series D preferred stock when Odimo completed an initial public offering through the issuance of 3,125,000 shares of its common stock in February 2005. The Company accounts for the investment in accordance with SFAS No. 115. Prior to the initial public offering, the Company accounted for this investment under the cost method where the original cost of the Company’s investment was determined based on the fair value of the investment at the time of its acquisition. At the time, an observable market price did not exist for non-marketable securities. In order to determine the fair value of the investment in Odimo, the Company obtained an independent, third-party valuation. The valuation incorporated a variety of methodologies to estimate fair value, including comparing the security with securities of publicly traded companies in similar lines of business, applying price multiples to estimated future operating results for Odimo and estimating discounted cash flows. Factors affecting the valuation included restrictions on control and marketability of Odimo’s equity securities and other information available to the Company, such as the Company’s knowledge of the industry and knowledge of specific information about Odimo. Using this valuation, the Company determined the estimated fair value of the investment to be approximately $2,847 as of January 1, 2005. During the first quarter of 2005, the Company exercised warrants related to Odimo for $136, which represented 119,272 shares of common stock. The fair value of the Odimo investment as of December 31, 2005 was $1,113, which was determined by the current market price of the common stock of Odimo on

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

December 31, 2005. This resulted in an unrealized loss of $1,870 for fiscal 2005, which the Company determined to be temporary and therefore recorded in accumulated other comprehensive (loss) income as a component of stockholders’ equity.

In accordance with Emerging Issues Task Force (“EITF”) No. 03-01 (“EITF 03-01”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, the Company has not recognized an other-than-temporary impairment in this investment due to the short duration of the impairment, which occurred during the third quarter of 2005, and the fact that the Company has the ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment. Based on the Company’s inquiry and review of recent actions and activities of Odimo it was determined that the decreased stock price was related to events that were outside the normal function of Odimo’s business. Due to the seasonality of Odimo’s business and that no fundamental change in the business has occurred, the Company believes the fair value of this investment can recover.

Other Assets, Net:    Other assets, net consists primarily of deferred partner revenue share charges, resulting from the exercise of a right to receive 1,600,000 shares of the Company’s common stock in lieu of future cash partner revenue share payments. Deferred partner revenue share charges were $10,097 as of January 1, 2005 and $6,978 as of December 31, 2005 and are currently being amortized as stock-based compensation expense as the partner revenue share expense is incurred over the contract term of the partners’ agreement. The partner revenue share expense incurred is based on actual revenues recognized in a given period and the imputed partner revenue share percentage, which is based on the value of the Company’s common stock that was issued upon exercise of the right. Once certain revenue thresholds are achieved by the partner, the remaining partner revenue share charges will be amortized on a straight-line basis over the remaining term of the contract. Stock-based compensation expense related to the amortization of deferred partner revenue share charges was $1,372 for fiscal 2003, $1,738 for fiscal 2004 and $3,119 for fiscal 2005.

In addition, other assets include the underwriter’s discount and debt issuance costs of $2,589 as of December 31, 2005, relating to the June 1, 2005 public offering of $57,500 aggregate principal amount of 3% convertible unsecured obligations due June 1, 2025. The underwriter’s discount and debt issuance costs are being amortized using the straight-line method which approximates the effective interest method. Total amortization related to the underwriter’s discount and debt issuance costs, which is reflected as a portion of interest expense, was $302 for fiscal 2005.

Deferred Revenue:    Deferred revenue consists primarily of fees paid in advance to the Company for service fees related to enhancements to our partners’ e-commerce businesses which are recognized ratably over the service period and amounts received from the sale of gift certificates redeemable through the Company’s partners’ e-commerce businesses which are recognized when the gift certificates are redeemed.

Net Revenues from Product Sales:    Net revenues from product sales are derived from the sale of products by us through our partners’ e-commerce businesses. Net revenues from product sales are net of allowances for returns and discounts and include outbound shipping charges and other product related services such as gift wrapping and monogramming. The Company recognizes revenues from product sales when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Additionally, revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: the delivered item has value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items and delivery of any undelivered item is probable.

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

The Company recognizes revenue from product sales, net of estimated returns based on historical experience and current trends, upon shipment of products to customers. The Company ships the majority of products from its fulfillment centers in Louisville, Kentucky and Shepherdsville, Kentucky. The Company also relies upon certain vendors to ship products directly to customers on its behalf. The Company acts as principal in these transactions, as orders are initiated directly through the e-commerce businesses that the Company operates, the Company takes title to the goods at the shipping point and has the economic risk related to collection, customer care and returns. The Company recognizes revenue from shipping when products are shipped and title passes to the common carrier.

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

Service Fee Revenues:    The Company derives its service fee revenues from service fees earned by it in connection with the development and operation of its partners’ e-commerce businesses. Service fees primarily consist of variable fees based on the value of merchandise sold or gross profit generated through its partners’ e-commerce businesses. To a lesser extent, service fees include fixed periodic payments by partners for the development and operation of their e-commerce businesses and fees related to the provision of marketing, design, development and other services. The Company recognizes revenues from services provided when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. If the Company receives payments for services in advance, these amounts are deferred and then recognized over the service period. Cost of service fee revenues includes the cost of products sold and inbound freight related to those products, as well as outbound shipping and handling costs, other than those related to promotional free shipping and subsidized shipping and handling which would be included in sales and marketing expense. The Company does not specifically record “Cost of service fee revenues” as these costs are incurred by the Company’s fee-based partners rather than by the Company. Operating expenses relating to service fee revenues consist primarily of personnel and other costs associated with the Company’s engineering, production and creative departments which are included in product development expense, as well as fulfillment costs and personnel and other costs associated with its marketing and customer care departments which are included in sales and marketing expense.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

Cost of Revenues:    Cost of revenues consist of cost of revenues from product sales. Cost of revenues from product sales include the cost of products sold and inbound freight related to these products, as well as outbound shipping and handling costs, other than those related to promotional free shipping and subsidized shipping and handling which are included in sales and marketing expense. The Company does not specifically record cost of service fee revenue. The cost of the sales of the merchandise on which the Company earns service fees are incurred by our service-fee partners because they are the owners and sellers of the merchandise.

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

Sales and Marketing:    Sales and marketing expenses include fulfillment costs, customer care costs, credit card fees, net partner revenue share charges, net advertising and promotional expenses incurred by the Company on behalf of its partners’ e-commerce businesses, and payroll related to the buying, business management and marketing functions of its company. Net partner revenue share charges are royalty payments made to the Company’s partners in exchange for the use of their brands, the promotion of its partners’ URLs, Web sites and toll-free telephone numbers in their marketing and communications materials, the implementation of programs to provide incentives to customers to shop through the e-commerce businesses that the Company operates for its partners and other programs and services provided to the customers of the e-commerce businesses that the Company operates for its partners, net of amounts reimbursed to the Company by its partners. Partner revenue share charges were $10,499 for fiscal 2003, $9,200 for fiscal 2004 and $12,880 for fiscal 2005.

Shipping and Handling Costs:    The Company defines shipping and handling costs as only those costs incurred for a third-party shipper to transport products to the customer and these costs are included in cost of revenues from product sales. In some instances, shipping and handling costs exceed shipping charges to the customer and are subsidized by the Company. Additionally, the Company selectively offers promotional free shipping whereby it ships merchandise to customers free of all shipping and handling charges. The cost of promotional free shipping and subsidized shipping and handling was $1,513 for fiscal 2003, $3,530 for fiscal 2004 and $3,694 for fiscal 2005 and was recorded as sales and marketing expense.

Fulfillment Costs:    The Company defines fulfillment costs as personnel, occupancy and other costs associated with its Kentucky fulfillment centers, personnel and other costs associated with its logistical support and vendor operations departments and third-party warehouse and fulfillment services costs. Fulfillment costs were $15,631 for fiscal 2003, $24,216 for fiscal 2004 and $31,152 for fiscal 2005 and are included in sales and marketing expense.

Advertising:    The Company expenses the cost of advertising, which includes online marketing fees, media, agency and production expenses, in accordance with the AICPA Accounting Standards Executive Committee’s Statement of Position (“SOP”) 93-7, “Reporting on Advertising Costs.” Advertising production costs are expensed the first time the advertisement runs. Online marketing fees and media (television, radio and print) placement costs are expensed in the month the advertising appears. Agency fees are expensed as incurred. Net advertising and promotional expenses include promotional free shipping and subsidized shipping and handling costs and are net of amounts reimbursed to the Company by its partners. Advertising costs were $2,418 for fiscal 2003, $4,843 for fiscal 2004 and $10,552 for fiscal 2005 and are included in sales and marketing expenses.

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

Stock-Based Compensation:    SFAS No. 123, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company accounts for stock-based compensation for stock options and warrants issued to non-employees in accordance with SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF No. 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees.” Accordingly, compensation expense for stock options and warrants issued to non-employees are measured using a Black-Scholes multiple option pricing model that takes into account significant assumptions as to the expected life of the option or warrant, the expected volatility of the Company’s common stock and the risk-free interest rate over the expected life of the option or warrant. Compensation expense for restricted stock awards is recorded on a straight-line method over the vesting period.

The following table illustrates the pro forma net loss and loss per share for fiscal 2003, fiscal 2004 and fiscal 2005 as if compensation expense for stock options issued to employees had been determined and recognized using the accelerated recognition method as permitted by SFAS No. 123:

	Fiscal Year Ended
	January 3, 2004	January 1, 2005	December 31, 2005
Net income (loss), as reported	$(11,887)	$(337)	$2,699
Add: Stock-based compensation expense included in reported net income (loss)	462	1,714	684
Deduct: Total stock-based compensation determined under fair value based method for all stock option awards	(5,333)	(7,133)	(9,209)

Pro forma net loss	$(16,758)	$(5,756)	$(5,826)

Income (loss) per share:
As reported — basic	$(0.30)	$(0.01)	$0.06
Pro forma — basic	$(0.42)	$(0.14)	$(0.13)
As reported — diluted	$(0.30)	$(0.01)	$0.06
Pro forma — diluted	$(0.42)	$(0.14)	$(0.13)

Stock-based compensation related to the amortization of deferred partner revenue share charges was $1,372 for fiscal 2003, $1,738 for fiscal 2004 and $3,119 for fiscal 2005.

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

In December 2004, the FASB issued Statement No. 123R “Share-Based Payment”, or SFAS 123R, which replaces SFAS 123, and supersedes APB Opinion No. 25. Under the provisions of SFAS 123R, the Company is required to measure the cost of all share-based payments to employees, including grants of employee stock options, and to recognize that cost in the financial statements based on their fair values, beginning in fiscal 2006. In addition, SFAS 123R will cause unrecognized expense (based on the amounts in the Company’s pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. The Company will adopt SFAS 123R in the first quarter of fiscal 2006 using the modified prospective approach for transitioning. This approach requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption. The Company expects to continue using the Black-Scholes valuation model in determining the fair value of shared-based payments to employees. The Company is continuing to evaluate the requirements of SFAS 123R and currently expects the adoption of SFAS 123R will result in an increase in compensation expense in fiscal 2006 of approximately $1.6 million related to expense for stock options, which were previously not expensed under APB 25.

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

In November 2005, the FASB issued FASB Staff Position 115-1, “ The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company does not expect the adoption of FSP 115-1 to have a material impact on its financial position, consolidated results of operations and earnings per share.

NOTE 3—MARKETABLE SECURITIES

Marketable securities, at estimated fair value, consist of the following:

	January 1, 2005
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities	$39,700	$—	$39,700
Corporate bonds	5,963	(41)	5,922
U.S. government agency securities	9,800	(63)	9,737

	$55,463	$(104)	$55,359

	December 31, 2005
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities	$58,500	$—	$58,500
Corporate bonds	31,270	(224)	31,046
U.S. government agency securities	19,002	(250)	18,752

	$108,772	$(474)	$108,298

The following table shows the fair value of marketable securities with loss positions, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at January 1, 2005:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$4,396	$(25)	$1,526	$(16)	$5,922	$(41)
U.S. government agency securities	8,243	(56)	1,494	(7)	9,737	(63)

	$12,639	$(81)	$3,020	$(23)	$15,659	$(104)

The following table shows the fair value of marketable securities with loss positions, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$30,546	$(224)	$500	$—	$31,046	$(224)
U.S. government agency securities	16,265	(237)	2,487	(13)	18,752	(250)

	$46,811	$(461)	$2,987	$(13)	$49,798	$(474)

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

The Company considered the nature of these marketable securities, which are primarily U.S. government agency securities and corporate bonds, the amount of the impairments relative to the carrying value of the related investments and the duration of the impairments, and concluded that the impairments were not other-than-temporary.

The amortized cost and estimated fair value of investments in marketable securities as of December 31, 2005, by contractual maturity, are as follows:

	Amortized Cost	Estimated Fair Value
Due within one year	$46,958	$46,781
Due after one year through five years	44,464	44,167
Due after five years through ten years	—	—
Due after ten years	17,350	17,350

	$108,772	$108,298

NOTE 4—ACQUISITION

On July 6, 2005, the Company acquired an irrevocable right that conveys the voting and economic rights to shares representing 51% of the shares in Aspherio S.L., a Barcelona, Spain-based provider of outsourced e-commerce solutions, for approximately $578, including acquisition expenses. The Company controls Aspherio through its majority voting interest and majority of directors. The Company is working strategically with Aspherio to offer its international e-commerce capabilities to the Company’s existing partners and prospects. The consolidated financial statements for, and as of fiscal December 31, 2005, include the assets and liabilities and the operating results for the period from acquisition date through December 31, 2005, with the remaining 49% recorded as minority interest. On January 26, 2006, the Company purchased the remaining 49% of the shares in Aspherio S.L. (See Note 20 Subsequent Event). The Company does not expect the acquisition to have a material impact on its consolidated results of operations for fiscal 2006.

Pursuant to SFAS 141, “Business Combinations,” the July 6, 2005 Aspherio transaction was accounted for under the purchase method of accounting with the Company’s proportionate interest in the excess of the initial purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired recorded as goodwill. The allocation of the initial purchase price over the estimated fair value of the tangible and identifiable intangible assets acquired resulted in $479 recorded as goodwill. Pro forma disclosures related to this acquisition are not included as such disclosures are not material.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

NOTE 5—PROPERTY AND EQUIPMENT

The major classes of property and equipment, at cost, as of January 1, 2005 and December 31, 2005 are as follows:

	January 1, 2005	December 31, 2005
Computer hardware and software	$51,841	$71,987
Building and building improvements	39,751	41,085
Furniture, warehouse and office equipment	10,651	16,683
Land	7,663	7,663
Leasehold improvements	529	997
Capitalized lease	1,692	1,692
Vehicle	—	20
Construction in progress	387	295

	112,514	140,422
Less: Accumulated depreciation	(38,127)	(52,571)

Property and equipment, net	$74,387	$87,851

Depreciation and amortization is shown as a separate line item on the consolidated statement of operations. Accordingly, cost of revenues is exclusive of depreciation and amortization.

NOTE 6—LEASES

Capital Lease

During the third quarter of fiscal 2004, the Company entered into a capital lease for computer hardware and software. As of December 31, 2005, the lease had an aggregate outstanding balance of $798, with $468 classified as current. The Company’s net investment in this capital lease as of December 31, 2005 was $1,177, which is included in property and equipment. Interest expense recorded on the capital lease was $65 for fiscal 2004 and $76 for fiscal 2005.

Future minimum lease payments under the capital lease as of December 31, 2005, together with present value of those future minimum lease payments, are as follows:

December 31, 2005
2006	$516
2007	339

Total future minimum lease payments	855
Less: interest discount amount	(57)

Total present value of future minimum lease payments	798
Less: current portion	(468)

Long-term portion	$330

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

Operating Leases

The Company leases its Melbourne, Florida customer contact center, as well as, its Shepherdsville, Kentucky fulfillment center and certain fixed assets under non-cancelable operating leases. Rent expense under operating lease agreements was $1,346 in fiscal 2003, $2,019 for fiscal 2004 and $2,730 for fiscal 2005. The Melbourne, Florida customer contact center lease contains an option, at the end of the initial lease term and each subsequent additional term, for the Company to renew its lease for four additional three year terms. The Shepherdsville, Kentucky fulfillment center lease contains the option for the Company to extend the term of the lease for two additional periods of five year terms.

Future minimum lease payments under operating leases as of December 31, 2005 are as follows:

Operating Leases
2006	$2,452
2007	1,689
2008	1,665
2009	1,490
2010	1,333
Thereafter	—

Total future minimum lease payments	$8,629

NOTE 7—STOCKHOLDERS’ EQUITY

Preferred Stock:

Under the Company’s Certificate of Incorporation, the maximum number of authorized shares of preferred stock, $.01 par value, is 4,990,000. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation and conversion and redemption rights. No preferred stock was issued or outstanding in fiscal 2004 or fiscal 2005.

Common Stock:

Under the Company’s Certificate of Incorporation, the maximum number of authorized shares of common stock, $.01 par value, is 90,000,000.

On July 20, 2001, a right to receive 1,600,000 shares of the Company’s common stock was exercised in lieu of future cash revenue share payments. On the day immediately preceding the exercise of the right, the closing price of a share of the Company’s common stock was $9.00, and the shares were valued at approximately $14,400. The 1,600,000 shares of GSI common stock issued were subject to restrictions which prohibited the transfer of such shares. These shares became free of all such transfer restrictions on March 31, 2005.

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

On July 25, 2003, the Company issued 1.65 million shares of common stock to ITH in exchange for warrants held by ITH to purchase 4.5 million shares of the Company’s common stock, purchased by ITH on September 13, 2000. On the day immediately preceding the exchange, the closing price of a share of the Company’s common stock was $9.05. Of the warrants exchanged, 2.5 million had an exercise price of $10.00 per share and expired between September 2005 and October 2005, and 2.0 million had an exercise price of $8.15 per share and expired between September 2005 and October 2005. Under the Black-Scholes valuation methodology, the warrants were valued at approximately $23,000 on the date of exchange. As the value of the warrants settled is in excess of the consideration given to ITH by the Company, the Company did not recognize any stock-based compensation expense relating to this exchange.

In June 2005, the Company completed the sale of approximately 1.9 million shares of common stock in the Company’s public offering, which raised approximately $25,943 in net proceeds, which the Company will use for working capital and general corporate purposes, including possible acquisitions.

Employee Stock Purchase Plan:

In March 2000, the Company’s board of directors adopted, and in May 2000, the Company’s stockholders approved, the 2000 Employee Stock Purchase Plan (the “ESPP”). A total of 400,000 shares of common stock are authorized for issuance under the ESPP, plus an annual increase equal to the lesser of (i) 50,000 shares, or (ii) such smaller number of shares as determined by the board of directors; provided that the total aggregate number of shares issuable under the ESPP may not exceed 900,000 shares. The ESPP is implemented by the periodic offerings of rights to all eligible employees from time to time, as determined by the board of directors. The maximum period of time for an offering is 27 months. The purchase price per share at which common stock is sold in an offering is established by the board of directors prior to the commencement of the offering, but such price may not be less than the lower of (i) 85% of the fair market value of a share of common stock on the date the right to purchase such shares was granted (generally the first day of the offering) or (ii) 85% of the fair market value of a share of common stock on the applicable purchase date. The shares of common stock issued under the ESPP were 548,948 shares as of January 3, 2004, and 548,948 shares as of January 1, 2005. Currently, there are no shares authorized for issuance under the ESPP by the board of directors.

NOTE 8—STOCK OPTIONS AND WARRANTS

The Company currently maintains the 2005 Equity Incentive Plan which provides for the grant of certain employees, directors and other persons. As of December 31, 2005, 1,821,055 shares of common stock were available for future grants under the Plans. The stock awards granted under the plan generally vests at various times over periods ranging up to five years and have terms of up to ten years after the date of grant, unless the optionee leaves the employ of or ceases to provide services to the Company. Stock appreciation rights (“SARs”) may be granted under the plan either alone or in tandem with stock options. No SARs have been granted to date under the plan.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

The following table summarizes the stock option activity for fiscal 2003, fiscal 2004 and fiscal 2005:

	Fiscal Years Ended
	January 3, 2004		January 1, 2005		December 31, 2005
	Number of Shares (in thousands)	Weighted Average Exercise Price	Number of Shares (in thousands)	Weighted Average Exercise Price	Number of Shares (in thousands)	Weighted Average Exercise Price
Outstanding, beginning of period	5,369	$8.30	6,716	$8.37	6,109	$8.50
Granted	2,035	9.02	793	10.18	1,378	14.17
Exercised	(194)	5.15	(803)	5.89	(1,000)	7.95
Cancelled	(494)	12.12	(597)	11.28	(342)	10.20

Outstanding, end of period	6,716	8.37	6,109	8.50	6,145	9.82

Exercisable, end of period	3,837	8.39	4,275	8.38	5,033	9.87

During fiscal 2005, the Company granted to employees options to purchase an aggregate of 1,378,375 shares of the Company’s common stock at prices ranging from $13.46 to $19.50 per share and restricted stock units to purchase as aggregate of 325,250 shares of the Company’s stock. The weighted average fair value and the weighted average exercise price of the options granted with exercise prices at the then-current market prices of the underlying stock during fiscal 2005 was $4.27 and $14.17 per share, respectively. For fiscal 2005, the Company recorded $686 of stock-based compensation expense relating to options, restricted stock awards and restricted stock units, $684 relating to employees and $2 relating to consultants.

During fiscal 2004, the Company granted to employees options to purchase an aggregate of 730,800 shares of the Company’s common stock at prices ranging from $0.01 to $16.10 per share and granted to directors options to purchase an aggregate of 62,500 shares of the Company’s common stock at $8.11 per share. The weighted average fair value during fiscal 2004 was $7.00 per share and the weighted average exercise price of the options granted with exercise prices at the then-current market prices of the underlying stock during fiscal 2004 was $10.18 per share. The weighted average fair value during fiscal 2004 was $9.47 per share and the weighted average exercise price of the options granted with exercise prices below the then-current market prices of the underlying stock during fiscal 2004 was $0.01 per share. For fiscal 2004, the Company recorded $1,773 of stock-based compensation expense relating to options and restricted stock awards, $1,758 relating to employees and $15 relating to consultants.

During fiscal 2003, the Company granted to employees options to purchase an aggregate of 1,961,500 shares of the Company’s common stock at prices ranging from $2.34 to $12.34 per share and granted to directors options to purchase an aggregate of 73,750 shares of the Company’s common stock at prices ranging from $3.10 to $11.66 per share. The weighted average fair value during fiscal 2003 was $3.48 per share and the weighted average exercise price of the options granted with exercise prices at the then-current market prices of the underlying stock during fiscal 2003 was $5.42 per share. The weighted average fair value during fiscal 2003 was $5.78 per share and the weighted average exercise price of the options granted with exercise prices above the then-current market prices of the underlying stock during fiscal 2003 was $10.00 per share. For fiscal 2003, the Company recorded $563 of stock-based compensation expense relating to options and restricted stock awards, $462 relating to employees and $101 relating to consultants.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

The following table summarizes the warrant activity for fiscal 2003, fiscal 2004 and fiscal 2005:

	Fiscal Years Ended
	January 3, 2004		January 1, 2005		December 31, 2005
	Number of Shares (in thousands)	Weighted Average Exercise Price	Number of Shares (in thousands)	Weighted Average Exercise Price	Number of Shares (in thousands)	Weighted Average Exercise Price
Outstanding, beginning of period	7,082	$9.25	803	$7.68	815	$7.71
Granted	—	—	12	9.31	—	—
Exercised	(13)	5.00	—	—	—	—
Cancelled	(6,266)	9.46	—	—	—	—

Outstanding, end of period	803	7.68	815	7.71	815	7.71

Exercisable, end of period	603	9.40	615	9.40	615	9.40

No warrants were granted or issued by the Company during fiscal 2005. During fiscal 2004, the Company granted to a related party warrants to purchase an aggregate of 12,500 shares of the Company’s common stock at $9.31 per share. The Company recognized $89 of stock-based compensation for fiscal 2004 related to the grant of the warrants. No warrants were granted or issued by the Company during fiscal 2003.

The following table summarizes information regarding options and warrants outstanding and exercisable as of December 31, 2005:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$ 0.01 – $ 6.00	2,293	4.37	$4.84	2,042	$5.12
$ 6.01 – $10.00	2,364	6.94	9.07	1,455	8.76
$10.01 – $24.69	2,303	7.47	14.81	2,151	15.00

$ 0.01 – $24.69	6,960	6.27	$9.57	5,648	$9.82

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

The fair value of options and restricted stock granted under the Plans during fiscal 2003, fiscal 2004 and fiscal 2005 were estimated on the date of grant using the Black-Scholes multiple option pricing model, with the following weighted average assumptions:

	Fiscal Year Ended
Assumption	January 3, 2004	January 1, 2005	December 31, 2005
Dividend yield	None	None	None
Expected volatility	104.00%	94.11%	57.09%
Average risk free interest rate	2.63%	3.22%	3.82%
Average expected lives	3.41 years	4.13 years	1.60 years

NOTE 9—INCOME TAXES

The income (loss) before income taxes and the related benefit from income taxes were as follows:

	Fiscal Year Ended
	January 3, 2004	January 1, 2005	December 31, 2005
Income (loss) before income taxes:
Domestic	$(11,887)	$(337)	$3,020
Foreign	—	—	—

Total	$(11,887)	$(337)	$3,020

Provision for income taxes:
Current:
Federal	$—	$—	$—
State	—	—	302
Foreign	—	—	19

Total Current	$—	$—	$321

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

Total Deferred	$—	$—	$—

Total:
Federal	$—	$—	$—
State	—	—	302
Foreign	—	—	19

Total	$—	$—	$321

For fiscal 2003 and 2004, the Company had no provision or benefit for federal, state and foreign income taxes.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

The significant components of net deferred tax assets and liabilities as of the end of fiscal 2004 and fiscal 2005 consisted of the following:

	Fiscal Year Ended
	Fiscal 2004	Fiscal 2005
Deferred tax assets:
Net operating loss carryforwards	$179,495	$179,332
Deferred revenue	3,798	2,681
Employee benefits	91	439
Inventory	1,019	1,042
Prepaid expenses	—	—
Depreciation	2,278	649
Provision for doubtful accounts	1,293	1,764

Gross deferred tax assets	187,974	185,907
Deferred tax liabilities	—	—

Net deferred tax assets and liabilities	187,974	185,907
Valuation allowance	(187,974)	(185,907)

Net deferred tax asset	$—	$—

Due to the uncertainty surrounding the realization of the Company’s tax attributes in future income tax returns, the Company has recorded a valuation allowance against its otherwise recognizable deferred tax assets. As of December 31, 2005, the Company had available net operating loss carryforwards of approximately $442,423 which expire in the years 2006 through 2025. The use of certain net operating loss carryforwards are subject to annual limitations based on ownership changes of the Company’s stock, as defined by Section 382 of the Internal Revenue Code. The Company expects that net operating losses of approximately $251,756 will expire before they can be utilized.

Of the net operating losses approximately $22,781 relate to employee related stock options and the tax benefit when realized will increase equity.

The differences between the statutory federal income tax rate and the effective income tax rate are provided in the following reconciliation:

	Fiscal Year Ended
	January 3, 2004	January 1, 2005	December 31, 2005
Statutory federal income tax rate	(34.0)%	(34.0)%	34.0%
Increase (decrease) in taxes resulting from:
Valuation allowance	33.4%	33.4%	(34.0)%
State taxes	—	—	9.99%
Other	0.6%	0.6%	0.63%

Effective income tax rate	0.0%	0.0%	10.62%

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

NOTE 10—INCOME (LOSS) PER SHARE

Basic earnings (loss) per share for all periods have been computed in accordance with SFAS No. 128, “Earnings per Share.” Basic and diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the fiscal year. In fiscal 2003 and fiscal 2004, the outstanding common stock options and warrants have been excluded from the calculation of diluted income (loss) per share because their effect would be anti-dilutive. For fiscal 2005 the potential common shares from convertible notes have been excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

The amounts used in calculating income (loss) per share data are as follows:

	Fiscal Year Ended
	January 3, 2004	January 1, 2005	December 31, 2005
Net income (loss) attributable to common shares	$(11,887)	$(337)	$2,699

Weighted average shares outstanding—basic	39,638	41,073	43,216
Effect of dilutive securities:
Warrants	—	—	290
Employee stock options	—	—	1,815

Weighted average shares outstanding—diluted	39,638	41,073	45,321

Outstanding common stock options having no dilutive effect	6,716	6,109	292

Outstanding common stock warrants having no dilutive effect	803	815	200

Convertible shares having no dilutive effect	—	—	3,229

Earnings (loss) per common share—basic:	(0.30)	(0.01)	0.06

Earnings (loss) per common share—diluted:	(0.30)	(0.01)	0.06

NOTE 11—SIGNIFICANT TRANSACTIONS/CONCENTRATIONS OF CREDIT RISK

The Company had $12,397 as of January 1, 2005 and $40,615 as of December 31, 2005, of operating cash and $63,026 as of January 1, 2005 and $116,044 as of December 31, 2005, of cash equivalents and marketable securities invested with three financial institutions, which are potentially subject to credit risk. The composition of these investments is regularly monitored by management of the Company.

NOTE 12—MAJOR SUPPLIERS/ECONOMIC DEPENDENCY

The Company purchased inventory from one supplier amounting to $50,434 or 37.7% of total inventory purchased during fiscal 2003, $80,430 or 43.1% of total inventory purchased during fiscal 2004 and $90,076 or 40.0% of total inventory purchased during fiscal 2005.

In fiscal 2003, sales to customers through one of the Company’s e-commerce businesses accounted for 27.6% of the Company’s revenue, sales to customers through another one of the Company’s partner’s e-commerce businesses accounted for 13.8% of the Company’s revenue and sales through the Company’s top five partners’ e-commerce businesses accounted for 66.5% of the Company’s revenue. For fiscal 2004, sales to

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

customers through one of the Company’s partner’s e-commerce businesses accounted for 26.5% of the Company’s revenue sales to customers through another one of the Company’s partner’s e-commerce businesses accounted for 13.1% of the Company’s revenue and sales through the Company’s top five partner’s e-commerce businesses accounted for 62.3% of the Company’s revenue. For fiscal 2005, sales to customers through one of the Company’s partner’s e-commerce businesses accounted for 25.6% of its revenue, sales through another one of the Company’s partner’s e-commerce businesses accounted for 12.8% of the Company’s revenue and sales through the Company’s top five partner’s e-commerce businesses accounted for 61.3% of the Company’s revenue.

No other supplier amounted to more than 10% of total inventory purchased for any period presented, nor did any one customer account for more than 10% of net revenues for any period presented.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved in various litigation incidental to its business, including alleged contractual claims, claims relating to infringement of intellectual property rights of third parties and claims relating to the manner in which goods are sold through its e-commerce platform.

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

In September 2003, the Company learned that it, along with several of its partners, were named in an action in the Circuit Court of Cook County, Illinois, by a private litigant who is alleging that the Company, along with certain of its partners, wrongfully failed to collect and remit sales and use taxes for sales of personal property to customers in Illinois and knowingly created records and statements falsely stating the Company was not required

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

to collect or remit such taxes. The complaint seeks injunctive relief, unpaid taxes, interest, attorneys’ fees, civil penalties of up to $10 per violation, and treble damages under the Illinois Whistleblower Reward and Protection Act. While six of the seven claims were dismissed on November 9, 2005 and the remaining claim was dismissed on January 10, 2006, the private litigant has filed a notice of appeal. Additionally, the Company is aware that this same private litigant has filed similar actions against retailers in other states, and it may be possible that the Company and/or partners may have been or may be named in similar cases in other states. The Company does not believe that it is liable under existing laws and regulations for any failure to collect sales or other taxes relating to internet sales and intends to vigorously defend itself in this matter.

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

Advertising and Media Agreements

As of December 31, 2005, the Company was contractually committed for the purchase of future advertising totaling approximately $208 through fiscal 2006. The expense related to these commitments will be recognized in accordance with the Company’s accounting policy related to advertising (see Note 2).

Partner Revenue Share Payments

As of December 31, 2005 and subject to the satisfaction of certain conditions, the Company was contractually committed to future minimum cash revenue share payments as follows:

Fiscal Year Ended	Partner Revenue Share Payments
2006	$5,797
2007	4,500
2008	4,850
2009	5,150
2010	2,650
Thereafter	—

Total conditional future minimum cash revenue share payments	$22,947

NOTE 14—SAVINGS PLAN

The Company sponsors a voluntary defined contribution savings plan covering all U.S. employees. Company contributions to the plan for each employee may not exceed 3.0% of the employee’s annual salary. Total Company contributions were $419 for fiscal 2003, $540 for fiscal 2004 and $709 for fiscal 2005.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

NOTE 15—SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Fiscal Year Ended
	January 3, 2004	January 1, 2005	December 31, 2005
Cash paid during the period for interest	$—	$466	$2,073

Noncash Investing and Financing Activities:
Receipt of shares of, and warrants to purchase, Odimo's Series C preferred stock in connection with a conversion of principal due under a note	—	688	—
Exchange of a portion of a promissory note in connection with a conversion of principal due under the note	—	(682)	—
Unrealized loss on investment in Odimo recorded at fair value	—	—	(1,870)
Equipment financed under capital lease	—	3,170	—
Changes in accrual for purchases of property and equipment	(480)	2,818	(1,472)
Net unrealized loss on available-for-sale securities	(57)	(104)	(370)
Issuance of common stock upon exercises of options granted to employees of the discontinued operations	3	—	—

NOTE 16—BUSINESS SEGMENTS

The Company operates in one principal business segment. The Company provides e-commerce solutions that enable retailers, branded manufacturers, entertainment companies and professional sports organizations to operate e-commerce businesses. The Company provides solutions for its partners through its integrated e-commerce platform, which is comprised of three components — technology, logistics and customer care and marketing services. Through the Company’s integrated e-commerce platform, it provides Web site administration, Web infrastructure and hosting, business intelligence, an e-commerce engine, order management, fulfillment, drop shipping, customer care, buying, interactive design, partnerships an alliances, content development and imaging, interactive marketing and 1-to-1 marketing. The Company currently derives virtually all of its revenues from the sales of products by the Company through its partners’ e-commerce businesses and service fees earned by the Company in connection with the development and operation of its partner’s e-commerce businesses. The Company also derives revenue from fixed and variable fees earned in connection with the development and operation of partners’ e-commerce businesses and the provision of marketing and other services. Substantially all of the Company’s net revenues and operating results are in the United States and Canada. Net revenues and operating results outside of the United States is not significant. Substantially all of the Company’s identifiable assets are in the United States.

NOTE 17—RELATED PARTY TRANSACTIONS

In fiscal 2000 and 2001, Interactive Technology Holdings, LLC (“ITH”), a joint venture of Comcast Corporation and QVC, Inc., acquired 10,797,900 shares of the Company’s common stock and warrants to purchase 300,000 shares of the Company’s common stock, which accounted for approximately 26.0% of the Company’s outstanding common stock as of January 1, 2005. On January 31, 2005, ITH effected a distribution of all of its assets, including shares of GSI common stock, to entities affiliated with Comcast and QVC. As of December 31, 2005, QK Holdings, Inc., an entity affiliated with QVC and its parent company Liberty Media Corporation beneficially owned approximately 19.0% of the Company’s outstanding common stock. M. Jeffrey Branman, one of the Company’s directors, was the President of Interactive Technology Services, which served as financial advisor to ITH through its dissolution.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

In fiscal 2000, the Company entered into a website development and distribution agreement with iQVC, a division of QVC, Inc., pursuant to which the Company provides technology, procurement and fulfillment services for QVC, including selling sporting goods, recreational and/or fitness related equipment and related products, apparel and footwear to QVC for resale through the QVC Web site. The Company recognized net revenues on sales to this related party of $2,145 for fiscal 2003, $1,843 for fiscal 2004 and $1,138 for fiscal 2005 under this Web site development and distribution agreement. The terms of these sales are comparable to those with other similar partners. The amount included in accounts receivable related to these sales was $88 as of January 1, 2005 and $36 as of December 31, 2005.

In fiscal 2003, the Company entered into a services agreement with QVC pursuant to which QVC provided shipping services to the Company in exchange for fees. The fees charged to us by QVC were determined through arms-length negotiations. The Company incurred fees of $484 for fiscal 2003, $1,061 for fiscal 2004 and $17 for fiscal 2005. Of those fees, $414 for fiscal 2003, $1,009 for fiscal 2004 and $13 for fiscal 2005 related directly to products shipped and was charged to cost of revenues from product sales, and $70 for fiscal 2003, $52 for fiscal 2004 and $4 for fiscal 2005 related to professional services provided and was charged to sales and marketing expense. This agreement terminated effective April 3, 2005.

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

The Company entered into an agreement as of December 20, 2005 with Interactive Commerce Partners LLC, or ICP, for certain financial advisory services in connection with its evaluation of two proposed transactions: a proposed acquisition and a proposed strategic relationship. M. Jeffrey Branman, one of the Company’s directors, is President and owner of ICP. Under the agreement, the Company agreed to pay ICP $450 upon the successful consummation of the proposed acquisition and $50 upon the successful consummation of the proposed strategic relationship. On February 3, 2006, the Company’s agreed to pay ICP $350 in connection with the proposed acquisition that the Company chose not to pursue. ICP also earned $50 upon the successful completion of the strategic relationship in the first quarter of fiscal 2006. The Company accrued and expensed $350 in fiscal 2005 and will pay $400 in the first quarter of fiscal 2006.

NOTE 18—LONG-TERM DEBT AND OTHER

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

The following table summarizes the Company’s long-term debt and other long-term liabilities as of December 31, 2005:

December 31, 2005
Convertible notes	$57,500
Note payable	12,803
Capital lease obligation	798
Other	130

71,231
Less: Current portion of note payable	(152)
Less: Current portion of capital lease obligation	(468)
Less: Other	(17)

$70,594

On March 16, 2004, a wholly-owned subsidiary of the Company entered into an agreement to purchase a new corporate headquarters in King of Prussia, Pennsylvania, together with an option to purchase an additional parcel of land. The Company closed on the purchase on June 9, 2004 and the purchase price for the building was $17,000.

In connection with the purchase of the new corporate headquarters, a wholly-owned subsidiary of the Company entered into a $13,000 mortgage note on June 9, 2004, collateralized by a first lien on substantially all of the assets of that subsidiary, which have a carrying value of approximately $17,444. The mortgage note has a term of ten years and six months, and bears interest at 6.32% per annum. The Company, in accordance with the terms of the mortgage note, provided a Letter of Credit in the amount of $3,000 as additional security and completed in fiscal 2005 initial capital improvements to the building reducing the Letter of Credit to $1,000 in accordance with the terms of the mortgage note. The Letter of Credit may be reduced further to $500 if the Company has positive income for calendar years 2006, 2007 and 2008.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

As of December 31, 2005, the mortgage note had an aggregate outstanding principal balance of $12,803, with $152 classified as current and $12,651 classified as long-term. The Company recorded interest expense related to the note of $825 for fiscal 2005.

Annual maturities of the mortgage note are based on a thirty year amortization and as of January 1, 2005 are as follows:

January 1, 2005
2006	$152
2007	162
2008	170
2009	183
2010	196
Thereafter	11,940

12,803
Less current portion	(152)

Long-term portion	$12,651

NOTE 19—QUARTERLY RESULTS (UNAUDITED)

The following tables contain selected unaudited Statement of Operations information for each quarter of fiscal 2004 and 2005. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	For the Fiscal Year Ended January 1, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$66,268	$64,689	$68,588	$135,559
Gross profit	$24,760	$25,125	$26,417	$55,419
Net income (loss)	$(4,203)	$(3,146)	$(3,041)	$10,053
Income (loss) per share—basic(1)	$(0.10)	$(0.08)	$(0.07)	$0.24
Income (loss) per share—diluted(1)	$(0.10)	$(0.08)	$(0.07)	$0.23
Weighted average shares outstanding—basic	40,868	40,991	41,081	41,351
Weighted average shares outstanding—diluted	40,868	40,991	41,081	43,076

(1)	The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Concluded)

(amounts in thousands, except per share data)

	For the Fiscal Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$91,358	$91,874	$84,906	$172,254
Gross profit	$33,771	$34,435	$34,182	$74,175
Net income (loss)	$(1,554)	$(2,945)	$(4,540)	$11,738
Income (loss) per share—basic(1)	$(0.04)	$(0.07)	$(0.10)	$0.26
Income (loss) per share—diluted(1)	$(0.04)	$(0.07)	$(0.10)	$0.25
Weighted average shares outstanding—basic	41,662	42,551	44,203	44,450
Weighted average shares outstanding—diluted	41,662	42,551	44,203	49,781

(1)	The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

NOTE 20—SUBSEQUENT EVENT

On January 26, 2006, the Company acquired the remaining 49% of Aspherio S.L. The purchase price was $2.67 million in cash and pursuant to its agreement with the shareholders of Aspherio, the Company elected (at the shareholders’ request) to deliver 82,638 shares of GSI common stock (valued at $15.73 per share) in lieu of $1.3 million in cash. The Company does not expect the acquisition to have a material impact on its consolidated results of operations for fiscal 2006.