Form 10-K/A
period 2005-12-31
GSI COMMERCE INC
filed 2006-05-01
CIK 828750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005 or

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

None.

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

Our fiscal year ends on the Saturday nearest the last day of December. Accordingly, references to fiscal 2000, fiscal 2001, fiscal 2002, fiscal 2003, fiscal 2004 and fiscal 2005 refer to the years ended December 30, 2000, December 29, 2001, December 28, 2002, January 3, 2004, January 1, 2005 and December 31, 2005, and fiscal 2006 refers to GSI’s fiscal year ending December 30, 2006.

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

i

EXPLANATORY NOTE

This amendment on Form 10-K/A (Amendment No. 1) amends our annual report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 15, 2006, and is being filed to include the information required by Part III of Form 10-K. The information required by Items 10 through 14 of Part III is no longer being incorporated by reference to our Proxy Statement. This amendment is not intended to update other information presented in the annual report as originally filed.

ii

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Our Directors

The following table sets forth information concerning our directors. Our directors are serving one-year terms ending at the 2006 Annual Meeting and until their respective successors are elected and qualified.

Name	Age(1)	Position(s) Held in the Company	Director Since
Michael G. Rubin	33	Chairman and Chief Executive Officer	1995

M. Jeffrey Branman	50	Director	2001

Ronald D. Fisher	58	Director	2000

Mark S. Menell	41	Director	2000

Michael S. Perlis	53	Director	2001

Jeffrey F. Rayport	46	Director	1999

John A. Hunter (2)	54	Director	2005

(1)	As of April 21, 2006.
(2)	On November 4, 2005, John A. Hunter was appointed to our Board of Directors to fill the vacancy created by the resignation of Randy Ronning on November 3, 2005.

Michael G. Rubin has served as our chairman of the board and chief executive officer since July 1995, as our co-president from May 2004 through August 2005 and as our president from June 2000 through May 2004.

M. Jeffrey Branman has been one of our directors since October 2001. Mr. Branman has been the president and owner of Interactive Commerce Partners LLC, a provider of financial advisory services, since March 2005. Mr. Branman served as president of Interactive Technology Services, a subsidiary of Comcast Corporation, a developer, manager and operator of broadband cable networks, from April 2000 through March 2005. Interactive Technology Services served as financial advisor to Interactive Technology Holdings, LLC, a joint venture of Comcast Corporation and QVC, Inc. which seeks and makes investments, until March 2005. From March 1996 to February 2000, Mr. Branman was senior vice president corporate development of Foot Locker, Inc., a retailer of athletic footwear and apparel, and chief executive officer of FootLocker.com, the internet and direct marketing subsidiary of Foot Locker.

Ronald D. Fisher has been one of our directors since March 2000. Mr. Fisher currently serves as the vice chairman of SOFTBANK Holdings Inc. and a managing general partner of SOFTBANK Capital Partners LP, a private equity organization. He joined SOFTBANK in October 1995. From January 1990 to September 1995, Mr. Fisher was chief executive officer of Phoenix Technologies, Ltd., a developer and marketer of system software products. Mr. Fisher is also a director of SOFTBANK Corporation and E*TRADE Group, Inc.

John A. Hunter has been one of our directors since November 2005. Mr. Hunter currently serves as the senior vice president of customer services for QVC Inc. He joined QVC in 1991 as a vice president of customer service. Prior to 1991, Mr. Hunter was a senior vice president in the credit division of Citibank, where he was employed from 1982 to 1991.

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

Michael S. Perlis has been one of our directors since May 2001. Mr. Perlis has been a venture partner of SOFTBANK Capital Partners LP, a private equity organization, since January 2005 and was a managing partner of SOFTBANK Capital Partners LP from July 2000 to January 2005. From November 1998 to June 2000, Mr. Perlis was employed by Ziff-Davis Publishing Holdings Inc., an integrated media company and technology magazine publisher, most recently as president and chief executive officer. From June 1996 to October 1998, Mr. Perlis served as president, chief operating officer and partner of TVSM Inc., a publisher of system specific television listing and guidance publications.

Dr. Jeffrey F. Rayport has been one of our directors since April 1999. Dr. Rayport has been chairman of Marketspace LLC, an information industries strategy and research business of Monitor Group, headquartered in Cambridge, Massachusetts, since October 2003 and was chief executive officer of Marketspace from September 1998 to October 2003. From September 1991 through September 1999, Dr. Rayport was a faculty member in the marketing and service management units at the Harvard Business School. Dr. Rayport is also a director of ValueClick Inc.

Right to Designate Directors

The stock purchase agreements pursuant to which certain entities affiliated with SOFTBANK Capital Partners LP, SOFTBANK Capital LP and SOFTBANK Capital Advisors Fund LP, or SOFTBANK, acquired their shares of our common stock, par value $.01 per share (the “Common Stock”), provide that SOFTBANK has the right to designate up to two members of our Board of Directors, depending on the number of shares of our Common Stock held by SOFTBANK. SOFTBANK also has the right to have one of its directors serve as a member of each committee of our Board of Directors. As of June 2, 2005, SOFTBANK agreed to eliminate its right to designate more than one member of our Board of Directors. Mr. Fisher is SOFTBANK’s designee to our Board of Directors. Prior to June 2, 2005, Mr. Perlis was SOFTBANK’s other designee.

The stock purchase agreement pursuant to which Interactive Technology Holdings, LLC, or ITH, acquired its shares of our Common Stock provides that ITH had the right to designate up to two members of our Board of Directors, depending on the number of shares of Common Stock held by ITH. On January 31, 2005, ITH effected a distribution of all of its assets, including shares of our Common Stock, to its members. In the dissolution, QK Holdings, Inc., or QK Holdings, was assigned ITH’s rights under the stock purchase agreement, including the right to designate members to our Board of Directors. QK Holdings also has the right to have one of its directors serve as a member of each committee of our Board of Directors. Mr. Branman was ITH’s designee until its dissolution. As of June 2, 2005, QK Holdings agreed to eliminate its right to designate more than one member of our Board of Directors. Mr. Hunter is QK Holdings’ designee to our Board of Directors. QK Holdings is an affiliate of QVC.

Information concerning our executive officers who are not also directors is included in Part I, Item 4.1 of our Annual Report on Form 10-K, filed with the SEC on March 15, 2006.

Voting Agreements

Mr. Rubin entered into a voting agreement, dated as of May 1, 2000, in favor of SOFTBANK, pursuant to which, among other things, Mr. Rubin agreed that he would vote all shares of Common Stock then held by him in favor of the election to our Board of Directors of the directors that SOFTBANK would be entitled to designate. In addition, Mr. Rubin, as a stockholder, agreed not to take any action to remove any of our directors designated by SOFTBANK.

SOFTBANK also entered into a voting agreement in favor of Mr. Rubin, dated as of May 1, 2000, relating to the election of directors designated by Mr. Rubin. Pursuant to this voting agreement, SOFTBANK agreed that it would vote all shares of Common Stock then held by it with respect to all directorships other than those which it was entitled to designate (i) in favor of any member of our Board of Directors who was a member of the Board of Directors prior to April 27, 2000, and any director who is thereafter chosen to fill any vacancy on the Board of Directors or who is elected as a director, referred to as continuing director, and who, in either event, is not a director designated by SOFTBANK and in connection with his or her initial assumption of office is recommended for appointment or election by a majority of the continuing directors then on the Board of Directors, and (ii) against the election of any directors other than those directors specified in clause (i) of this sentence.

Mr. Rubin and ITH entered into a voting agreement, dated as of September 13, 2000, whereby (i) Mr. Rubin agreed, among other things, that he would vote all of his shares of Common Stock in favor of election to our Board of Directors of the directors that ITH would be entitled to designate, and (ii) ITH agreed, among other things, that ITH would vote all of its shares of Common Stock in favor of election to our Board of Directors of certain continuing directors (as such term is defined therein). ITH assigned its rights under this voting agreement to QK Holdings.

SOFTBANK and ITH also entered into a voting agreement, dated September 13, 2000, whereby (i) SOFTBANK agreed, among other things, that SOFTBANK would vote all of its shares of Common Stock in favor of election to our Board of Directors of the directors that ITH would be entitled to designate, and (ii) ITH agreed, among other things, that ITH would vote all of its shares of Common Stock in favor of election to our Board of Directors of the directors that SOFTBANK would be entitled to designate. ITH assigned its rights under this voting agreement to QK Holdings.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors has a separately-designated standing Audit Committee. The current members of the Audit Committee are Messrs. Menell (Chairman) and Perlis and Dr. Rayport. Harvey Lamm, one of our former directors, served as a member of the Audit Committee during a portion of fiscal 2005. The Board of Directors has determined that Mr. Menell qualifies as an audit committee financial expert as that term is defined in SEC regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other of our equity securities. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required to be filed, all Section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% beneficial stockholders were complied with during fiscal 2005, except that the following reports were not timely filed: James F. Flanagan, senior vice president of human resources, filed a late Form 4 which covered the sale of Common Stock; Mr. Lamm filed a late Form 4 which covered the exercise of stock options; Mr. Menell filed two late Forms 4 which covered three transactions purchasing Common Stock and the sale of Common Stock; and Mr. Rubin filed a late Form 4 which covered the grant of stock options.

Code of Ethics

We adopted a Finance Code of Professional Conduct (code of ethics) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We hereby undertake to provide a copy of this code to any person, without charge, upon request. Requests for a copy of this code may be made in writing addressed to: Investor Relations, GSI Commerce, Inc., 935 First Avenue, King of Prussia, PA 19046. Amendments to the Finance Code of Professional Conduct will be posted on our corporate Web site located at www.gsicommerce.com.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation of Executive Officers

Summary Compensation Table

The following table sets forth information regarding compensation earned during the last three fiscal years by our Chief Executive Officer and each of our and/or our subsidiaries’ four other most highly compensated executive officers during fiscal 2005 (each, a “Named Officer”).

	Year	Annual Compensation			Long Term Compensation Awards(1)		All Other Compensation ($)(5)
Name and Principal Position		Salary ($)	Bonus ($)	Other Annual Compensation ($)(2)	Restricted Stock Award(s) ($)(3)	Securities Underlying Options/SARs (#)(4)
Michael G. Rubin Chairman and Chief Executive Officer	2005 2004 2003	449,000 430,730 388,750	— — —	— — —	— — —	125,000 — 225,000	4,607 10,333 12,382

Robert J. Blyskal (6) President and Chief Operating Officer	2005 2004	405,000 232,884	— —	— —	134,600 —	85,000 200,000	229 420

Stephen J. Gold (7) Executive Vice President and Chief Information Officer	2005	296,520	324,500	—	1,000,000	—	7,193

Arthur H. Miller Executive Vice President and General Counsel	2005 2004 2003	340,988 326,423 311,058	100,000 100,000 100,000	— — —	87,490 — —	45,000 — 75,000	6,536 10,205 12,242

Damon Mintzer Executive Vice President, Sales; President and Chief Operating Officer of Global-QVC Solutions, Inc.	2005 2004 2003	354,000 311,538 311,538	— — —	— — —	267,481 53,124 —	70,000 50,000 75,000	6,536 7,569 9,766

(1)	We did not grant any stock appreciation rights, or SARs, during the years presented.

(2)	Excludes perquisites and other personal benefits that do not, in the aggregate, exceed $50,000 or 10% of each officer’s total annual salary and bonus.
(3)	Includes restricted stock and restricted stock units. Amounts shown reflect number of shares of restricted stock or restricted stock units awarded multiplied by the closing price per share of the Common Stock on the date of grant. The following table sets forth the number of restricted stock awards/units granted each year, the closing price per share of the Common Stock on the date of grant, the total number of unvested restricted stock awards/units held on December 31, 2005, the closing price per share of the Common Stock on December 30, 2005 and the aggregate value of all unvested restricted stock awards/units held as of December 31, 2005.

	2004		2005		As of December 31, 2005
	Award/ Units	Closing Price on Grant Date	Award/ Units	Closing Price on Grant Date	Award/ Units	Closing Price on December 30, 2005	Aggregate Value
Mr. Rubin	—	$—	—	$—	—	$—	$—
Mr. Blyskal	—	$—	10,000	$13.46	10,000	$15.09	$150,900
Mr. Gold	—	$—	67,024	$14.92	67,024	$15.09	$1,014,109
Mr. Miller	—	$—	6,500	$13.46	6,500	$15.09	$98,085
Mr. Mintzer	5,700	$9.32	12,178	$14.78	22,953	$15.09	$346,361
			6,500	$13.46

The restricted stock award granted to Mr. Mintzer on August 31, 2004 is scheduled to vest as to 25% of the total number of shares subject to the award on each of the first, second, third and fourth anniversary dates of the grant of the award. The restricted stock units awarded to Messrs. Blyskal and Miller on April 6, 2005 and the 6,500 shares of restricted stock units awarded to Mr. Mintzer on April 6, 2005 are each scheduled to vest in full on January 1, 2009. The restricted stock units awarded to Mr. Gold on February 7, 2005 and the 12,178 shares of restricted stock awarded to Mr. Mintzer on March 7, 2005 are each scheduled to vest as to 25% of the total number of shares subject to each respective award on each of the first, second, third and fourth anniversary dates of the grant of each respective award. If dividends are declared by our Board of Directors, dividends will be paid on the shares of restricted stock or restricted stock units.

(4)	On April 6, 2005, the Compensation Committee granted to Messrs, Rubin, Blyskal, Miller and Mintzer options to purchase 125,000, 85,000, 45,000, and 70,000 shares of Common Stock, respectively, at an exercise price of $13.46 per share.
(5)	For fiscal 2005, all other compensation consists of (i) company matching contributions under our 401(k) Profit Sharing Plan in the amount of $4,378, $0, $6,965, $6,307 and $6,307 for Messrs. Rubin, Blyskal, Gold, Miller and Mintzer, respectively, and (ii) insurance premiums in the amount of $229 paid by us with respect to term life insurance for each of Messrs. Rubin, Blyskal, Gold, Miller and Mintzer.
(6)	Mr. Blyskal began employment with us on May 24, 2004.
(7)	Mr. Gold began employment with us on February 7, 2005.

Option/SAR Grants in Last Fiscal Year

The following table sets forth certain information regarding options to purchase shares of Common Stock granted to the Named Officers during fiscal 2005. No SARs were granted during fiscal 2005.

	Individual Grants				Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
Name	Number of securities underlying Options/SARs Granted (#)(2)	% of Total Options/ SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	5%($)	10%($)
Michael G. Rubin Chairman and Chief Executive Officer	125,000	10.18%	$13.46	04/06/15	$1,058,115	$2,681,472

Robert J. Blyskal President and Chief Operating Officer	85,000	6.93%	$13.46	04/06/15	$719,518	$1,823,401

Stephen J. Gold Executive Vice President and Chief Information Officer	—	—	—	—	—	—

Arthur H. Miller Executive Vice President and General Counsel	45,000	3.67%	$13.46	04/06/15	$380,921	$965,330

Damon Mintzer Executive Vice President, Sales; President and Chief Operating Officer of Global-QVC Solutions, Inc.	70,000	5.70%	$13.46	04/06/15	$592,545	$1,501,624

(1)	Represents the difference between the market value of the Common Stock for which the option may be exercised, assuming that the market value of the Common Stock on the date of grant appreciates in value to the end of the ten-year option term at annualized rates of 5% and 10%, respectively, and the exercise price of the option. The rates of appreciation used in this table are prescribed by regulation of the SEC and are not intended to forecast future appreciation of the market value of the Common Stock.
(2)	All options were immediately exercisable on the date of grant, April 6, 2005, and were granted at the fair market value of the Common Stock on the date of grant.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

The following table sets forth information regarding options to purchase shares of Common Stock exercised by the Named Officers during fiscal 2005 under our equity incentive option plans and the values of options held by such individuals at the end of fiscal 2005. The Named Officers do not have any SARs.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year End Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at Fiscal-Year End Exercisable/ Unexercisable (1)
Michael G. Rubin	—	—	1,237,500/112,500	$10,303,375/$572,625
Robert J. Blyskal	—	—	135,000/150,000	$467,550/$987,000
Stephen J. Gold	—	—	—/—	—/—
Arthur H. Miller	—	—	307,500/37,500	$2,126,600/$190,875
Damon Mintzer	30,000	$204,000	202,500/37,500	$751,525/$190,875

(1)	Values for “in-the-money” options represent the positive spread between the respective exercise prices of outstanding options and the fiscal year-end value of the Common Stock at December 30, 2005, which was $15.09 per share.

Employment Agreements

Michael G. Rubin. Mr. Rubin’s employment agreement with us terminated pursuant to its terms on December 31, 2004. We are currently negotiating an employment agreement with him. Mr. Rubin’s terminated employment agreement with us became effective January 1, 2001, and had a term of four years. Under this employment agreement, Mr. Rubin served as our president and chief executive officer. Pursuant to the terms of this agreement, Mr. Rubin was entitled to receive (i) an annual base salary of $325,000 during fiscal 2001, subject to annual increases of $25,000 in each successive year, (ii) an annual bonus in such amount and based upon the achievement of such goals as Mr. Rubin and the Compensation Committee determined, (iii) an automobile allowance of $2,000 per month and (iv) other benefits similar to those provided to our other officers. The agreement provided that we were able to terminate Mr. Rubin’s employment agreement for cause, which was defined to include gross negligence or willful misconduct in the performance of his duties under the agreement, willful breach of the agreement or conviction of a felony. Mr. Rubin was able to terminate his employment with us for good reason, which was defined to include, among other things, demotion or removal from his position or diminishment of his duties, reduction in base salary or a material reduction in benefits, breach of the agreement by us or relocation of Mr. Rubin’s principal place of employment. In the event of termination by us other than for cause or termination by Mr. Rubin for good reason, we were obligated to pay to Mr. Rubin two years of his base salary, in accordance with our normal payroll practices, and provide Mr. Rubin with his benefits during such two-year period. Under his employment agreement, for a period of two years following his termination, Mr. Rubin was prohibited from engaging in a business that is competitive with our business or from soliciting our employees to become an employee of someone else.

Robert J. Blyskal. On April 21, 2004, we entered into an offer letter with Mr. Blyskal to serve as our co-president and chief operating officer. Under this letter, Mr. Blyskal is entitled to receive: (i) an annual base salary of $350,000, subject to review annually, (ii) an annual bonus of up to 50% of his base salary as determined by the Chief Executive Officer, subject to approval of the Board of Directors and (iii) other benefits similar to those provided to our other officers. In addition, Mr. Blyskal’s offer letter provided that upon commencement of his employment with us, Mr. Blyskal would be granted a stock option under the 1996 Plan to purchase 200,000 shares of Common Stock and we would pay Mr. Blyskal a housing allowance of $2,500 per month, less payroll deductions and all required withholdings, toward the rent, purchase price or other costs of an apartment or house in the King of Prussia area. Either we or Mr. Blyskal may terminate Mr. Blyskal’s employment at any time and for any reason. If we terminate Mr. Blyskal’s employment without cause, Mr. Blyskal will be entitled to severance in an amount up to six (6) months of his base salary or until he accepts employment with another employer. Mr. Blyskal’s offer letter defined cause as (i) Mr. Blyskal fails to perform the duties reasonably required of him and such failure continues for a period of thirty days after notice to him, (ii) Mr. Blyskal is grossly negligent or engages in willful misconduct in the performance of his duties, (iii) Mr. Blyskal breaches or violates, in a material respect, any agreement between us and Mr. Blyskal or any of our policy statements, including those relating to business conduct, conflicts of interest, insider trading or confidentiality, (iv) Mr. Blyskal is convicted of a crime constituting a felony under the laws of the United States or any state thereof, (v) Mr. Blyskal engages in behavior that is materially injurious or inimical to the interests of the Company, or (vi) Mr. Blyskal commits a material act of dishonesty or breach of trust. Mr. Blyskal ‘s offer letter contains a one year restrictive covenant similar to the one in Mr. Rubin’s agreement.

Stephen J. Gold. On January 31, 2005, we entered into an offer letter with Mr. Gold to serve as our executive vice president and chief operating officer. Under this letter, Mr. Gold is entitled to (i) receive an annual base salary of $325,000 to be increased to $350,0000 beginning January 1, 2006, subject to review annually, (ii) participate in the annual bonus plan available to similarly situated employees of us, with a guaranteed bonus of no less than 50% of his base salary in fiscal 2005, (iii) receive a housing allowance of $2,500 per month, less payroll deductions and all required withholdings, for the duration of his employment and (iv) other benefits similar to those provided to our other officers. In addition, Mr. Gold’s offer letter provided that upon commencement of his employment with us, Mr. Gold would be granted a restricted stock unit award under the 1996 Plan to acquire Common Stock having an aggregate value of $1,000,000. We also agreed to pay Mr. Gold a signing bonus equal to $160,000 in the aggregate. Either we or Mr. Gold may terminate Mr. Gold’s employment at any time and for any reason. If we terminate Mr. Gold’s employment without cause, we will pay to Mr. Gold severance in an amount equal to twelve months of his base salary or until he accepts employment with another employer. Mr. Gold’s offer letter defined cause as (i) gross negligence or willful misconduct in the performance of his duties for us; (ii) breach or violation, in a material respect, of any agreement between us and Mr. Gold or any of the Company’s policy statements, including those regarding business conduct, conflicts-of-interest, insider trading, confidentiality or harassment; (iii) commission of a material act of dishonesty or breach of trust; (iv) acting in a manner that is inimical or injurious, in a material respect, to the business or interests of us; or (v) conviction of a felony. Mr. Gold ‘s offer letter contains a one year restrictive covenant similar to the one in Mr. Rubin’s agreement.

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

Benefit Plans

The following descriptions summarize our employee benefits plans pursuant to which the Named Officers receive benefits. Our 2005 Equity Incentive Plan, referred to as the “2005 Equity Plan,” which was adopted by our stockholders at the 2005 annual meeting of stockholders, replaced our 1996 Equity Incentive Plan (described below), referred to as the “1996 Plan.”

2005 Equity Incentive Plan

Our 2005 Equity Plan is intended to provide a means to secure and retain the services of our employees (including officers) and non-employee directors eligible to receive stock awards, to provide incentives for such individuals to exert maximum efforts for the success of us and our affiliates, and to provide a means by which such eligible individuals may be given an opportunity to benefit from increases in the value of our Common Stock through the grant of stock awards.

To achieve these purposes, the 2005 Equity Plan permits grants of incentive stock options, nonstatutory stock options, stock appreciation rights, stock purchase awards, stock bonus awards, stock unit awards, and other forms of equity compensation. The maximum total number of shares for which awards can be granted under the 2005 Equity Plan is 2,001,219 shares of Common Stock, subject to appropriate adjustment in a manner determined by the Board of Directors to reflect changes in our capitalization. In addition, such share reserve shall be increased from time to time by a number of shares equal to the number of shares of Common Stock that (i) are issuable pursuant to options or stock award agreements outstanding under the 1996 Plan as of the date the 2005 Equity Plan was approved by stockholders and (ii) but for the termination of the 1996 Plan, would otherwise have reverted to the share reserve of the 1996 Plan pursuant to the terms of the 1996 Plan.

The 2005 Equity Plan is administered by our Board of Directors. The Board of Directors has the authority to construe and interpret the plan, to determine the persons to whom and the dates on which stock awards will be granted, the number of shares of common stock to be subject to each stock award, the time or times during the term of each stock award within which all or a portion of the award may be exercised, the exercise, purchase, or strike price of each stock award, the type of consideration permitted to exercise or purchase each stock award, and other terms of the stock awards. The Board of Directors may delegate its authority under the 2005 Equity Plan to a committee of the board. The Board of Directors has delegated its authority to the Compensation Committee and the Nominating and Corporate Governance Committee.

The Board of Directors may suspend or terminate the 2005 Equity Plan without stockholder approval or ratification at any time. The Board of Directors may amend or modify the 2005 Equity Plan at any time. However, no amendment shall be effective unless approved by our stockholders to the extent stockholder approval is necessary to satisfy applicable law. The Board of Directors also may submit any other amendment to the 2005 Equity Plan intended to satisfy the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended regarding the exclusion of performance-based compensation from the limitation on the deductibility of compensation paid to certain employees. Under the 2005 Equity Plan, the Board of Directors may, without obtaining the prior approval of our stockholders, (i) reduce the exercise price of any outstanding option under the 2005 Equity Plan; (ii) cancel or accept any outstanding option under the 2005 Equity Plan and grant in substitution or exchange therefor a new option or other stock award under the 2005 Equity Plan or another of our equity plans covering the same or a different number of shares of common stock; (iii) cancel or accept any outstanding option under the 2005 Equity Plan and grant in substitution or exchange therefor cash or any other valuable consideration; or (iv) conduct any other action that is treated as a repricing under generally accepted accounting principles.

As of December 31, 2005, 233,518 restricted stock units, 0 shares of unvested restricted stock and options to purchase 5,809,129 shares of Common Stock were outstanding under the 2005 Equity Plan. Additionally, as of December 31, 2005, the total number of additional shares for which awards could be granted under the 2005 Equity Plan was 1,821,055 shares of Common Stock.

1996 Equity Incentive Plan

Our 1996 Plan is intended to promote the long-term retention of our key employees and other persons who are in a position to make significant contributions to our success, further reward these employees and other persons for their contributions to our growth and expansion, provide additional incentive to these employees and other persons to continue making similar contributions and to further align the interests of these employees and other persons with those of our stockholders.

To achieve these purposes, the 1996 Plan permitted grants of incentive stock options, options not intended to qualify as incentive stock options, stock appreciation rights, restricted and unrestricted stock awards, deferred stock awards, performance awards, loans and supplemental awards. The maximum total number of shares for which awards could have been granted under the 1996 Plan was 9,500,000 shares of Common Stock, subject to appropriate adjustment in a manner determined by the Board of Directors to reflect changes in our capitalization.

The 1996 Plan is administered by our Board of Directors, which determines, among other things and subject to certain conditions, the persons eligible to receive awards, the persons who actually receive awards, the type of each award, the number of shares of Common Stock subject to each award, the date of grant, exercise schedule, vesting schedule and other terms and conditions of each award, whether to accelerate the exercise or vesting schedule or waive any other terms or conditions of each award, whether to reduce the exercise price of an option after the date of grant, whether to amend or cancel an award and the form of any instrument used under the 1996 Plan. The Board of Directors has the right to adopt rules for the administration of the 1996 Plan, settle all controversies regarding the 1996 Plan or any award, and construe and correct defects and omissions in the 1996 Plan or any award. The 1996 Plan may be amended, suspended or terminated by the Board of Directors, subject to certain conditions, provided that stockholder approval will be required whenever necessary for the 1996 Plan to continue to satisfy the requirements of certain securities and tax laws, rules and regulations. The Board of Directors may delegate its authority under the 1996 Plan to a committee of the board. The Board of Directors has delegated its authority to the Compensation Committee and the Nominating and Corporate Governance.

As of December 31, 2005, 86,107 restricted stock units, 18,350 shares of unvested restricted stock and options to purchase 188,250 shares of Common Stock were outstanding under the 1996 Plan. No additional awards may be granted under the 1996 Plan.

2006 Leadership Bonus Plan

On March 7, 2006, our Compensation Committee approved the 2006 leadership bonus plan, which is not set forth in a written agreement, for certain management-level employees, including the Named Officers. Under the 2006 leadership bonus plan, if we achieve an EBITDA target approved by the Compensation Committee, we will establish a fixed bonus pool to be paid out to eligible participants in cash. Each eligible participant’s bonus will be funded from this fixed pool and will be based upon a percentage of that participant’s base salary.

The 2006 leadership bonus plan sets an annual target bonus amount for each level of eligible employee based on our achieving EBITDA targets approved by the Compensation Committee. The bonus amount for senior management, including the Named Officers, is equal to 50% of the individual’s base salary. If we achieve the minimum EBITDA targets approved by the Compensation Committee, each eligible participant will receive a bonus equal to one-half of that individual’s target bonus amount. If we exceed the upper-end of the EBITDA targets approved by the Compensation Committee, each eligible participant will have the opportunity to receive the other half of that individual’s target bonus amount. In addition, the bonus amount actually received by a participant is subject to upward and downward adjustment based on that individual’s performance.

2005 Leadership Bonus Plan

On January 24, 2005, our Compensation Committee approved the 2005 leadership bonus plan, which was not set forth in a written agreement, for certain management-level employees. Under the 2005 leadership bonus plan, if we achieved certain EBITDA targets approved by the Compensation Committee, we would establish a fixed bonus pool to be paid out to eligible participants. Each eligible participant’s bonus would have been funded from this fixed pool and would have been based upon a percentage of that participant’s base salary.

The 2005 leadership bonus plan set the annual incentive bonus targets for each level of eligible employee. The target bonus for senior management was equal to up to 50% of each individual’s base salary. If we achieved certain EBITDA targets, each eligible participant would have received 75% of that individual’s target bonus amount, with the remaining 25% subject to upward or downward adjustment based upon individual performance. Under the 2005 leadership bonus plan, one-third of the aggregate amount of bonus paid to each participant was to be paid in cash and two-thirds was to be paid in restricted stock or deferred stock. Each restricted stock award or deferred stock award paid under the 2005 leadership plan would have been 50% vested when issued, with the remaining 50% vesting on the first anniversary of the issue date. None of our executive officers received bonus compensation under the 2005 leadership bonus plan in 2005 because we did not meet the EBITDA targets approved by the Compensation Committee.

Compensation of Directors

The compensation payable to each of our directors for services provided as a director during the period beginning after our 2005 annual meeting of stockholders through our 2006 annual meeting of stockholders was as follows:

•	each non-employee director received an option to purchase 25,000 shares of our Common Stock upon his initial election as a director;

•	each non-employee director who was nominated for his continuing election as a director received an option to purchase 10,000 shares of our Common Stock;

•	the director elected as Chairman of the Audit Committee received an additional option to purchase 5,000 shares of our Common Stock; and

•	the director elected as Chairman of the Compensation Committee and the director elected as Chairman of the Nominating and Corporate Governance Committee each received an additional option to purchase 3,000 shares of our Common Stock.

In accordance with our compensation policy for directors, on June 6, 2005, the Nominating and Corporate Governance Committee granted options to purchase 8,500 shares of our Common Stock to each of Messrs. Fisher, Menell and Perlis and Dr. Rayport and an option to purchase 21,000 shares of our Common Stock to Mr. Branman, in each case, at an exercise price of $15.34 per share, the fair market value on the date of grant. These directors received only part of their grants because there were not enough shares available under the 1996 Plan to make the full grants. Following the approval of the 2005 Equity Plan at the 2005 annual meeting of stockholders, on June 30, 2005 the Nominating and Corporate Governance Committee granted:

•	each of Messrs. Fisher, Menell and Perlis and Dr. Rayport an option to purchase 1,500 shares of our Common Stock, in each case, at an exercise price of $16.75 per share, the fair market value on the date of grant;

•	Mr. Branman an option to purchase 4,000 shares of our Common Stock, at an exercise price of $16.75 per share, the fair market value on the date of grant;

•	Mr. Ronning an option to purchase 25,000 shares of our Common Stock, at an exercise price of $16.75 per share, the fair market value on the date of grant; and

•	the Chairman of each of the Audit Committee (Mr. Menell), Compensation Committee (Mr. Perlis) and the Nominating and Corporate Governance Committee (Dr. Rayport) an option to purchase 5,000, 3,000 and 3,000 shares of our Common Stock, respectively, in each case, at an exercise price of $16.75 per share, the fair market value on the date of grant.

For purposes of determining the compensation payable to directors for the period beginning after our 2005 annual meeting of stockholders through our 2006 annual meeting of stockholders, the Nominating and Corporate Governance Committee determined to treat Mr. Branman as if his election at the 2005 annual meeting of stockholders was his initial election to our Board, because as of March 2005, he ceased being QK Holdings’ designee to the Board and ceased being affiliated with QK Holdings and was required to turn over to QK Holdings the financial benefit of the director compensation paid while serving as QK Holdings’ designee.

In connection with Mr. Hunter’s appointment to the Board, on November 4, 2005, the Nominating and Corporate Governance Committee granted Mr. Hunter an option to purchase 25,000 shares of our Common Stock, at an exercise price of $15.01 per share, the fair market value on the date of grant.

As of December 20, 2005, we entered into an agreement with Interactive Commerce Partners LLC, for certain financial advisory services in connection with our evaluation of two proposed transactions: a proposed acquisition and a proposed strategic relationship. M. Jeffrey Branman, one of our directors, is President and owner of ICP. See “Item 13. Certain Relationships and Related Transactions.”

The directors do not receive any cash compensation for their services on behalf of us but are reimbursed for reasonable travel and lodging expenses incurred in attending meetings of the Board of Directors and any committee. Mr. Rubin, the only director who is also an officer of us, does not receive any separate compensation for acting in his capacity as a director.

We are currently reviewing our director compensation and expect to adopt a new compensation policy for non-employee directors.

Compensation Committee Interlocks and Insider Participation

During fiscal 2005, Messrs. Kenneth Adelberg (one of our former directors), Branman, Hunter, Menell, Perlis and Ronning all served on the Compensation Committee. None of these individuals is or has been an officer or employee of us.

No person who served as a member of the Compensation Committee during fiscal 2005 was our current or former officer or employee or, except as described below in “Item 13. Certain Relationships and Related Transactions,” engaged in certain transactions with us required to be disclosed by regulations of the SEC. There were no compensation committee “interlocks” during fiscal 2005, which generally means that none of our executive officers served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or member of our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information, as of April 21, 2006, concerning the beneficial ownership of our Common Stock by:

•	each person known by us to be the beneficial owner of five percent or more of our outstanding Common Stock;

•	each Named Officer (as defined in the Summary Compensation Table) and each director; and

•	our directors and executive officers as a group.

Unless otherwise specified, all persons listed below have sole voting and investment power with respect to their shares. The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the Securities and Exchange Commission. Accordingly, they include securities as to which the individual has or shares voting or investment power, has the right to acquire under outstanding stock options or warrants within 60 days of April 21, 2006 or which are issuable upon the vesting of outstanding [unvested restricted stock or] restricted stock units, referred to as RSUs, within 60 days of April 21, 2006 (as reflected in the applicable column below). Beneficial ownership may be disclaimed as to certain of the securities. The business address of our executive officers and directors is the same as our address.

Name, Position and Address Of Beneficial Owner	Number of shares beneficially owned	Options/ [Restricted Stock/] RSUs included in beneficial ownership(+)	Warrants included in beneficial ownership	Percentage of shares
Michael G. Rubin (1) Chairman and Chief Executive Officer	7,439,091	1,237,500	—	16.13%
Robert J. Blyskal President and Chief Operating Officer	185,000	185,000	—	*
Stephen J. Gold Executive Vice President and Chief Information Officer	9,881	—	—	*
Arthur H. Miller Executive Vice President and General Counsel	307,500	307,500	—	*
Damon Mintzer Executive Vice President, Sales; President and Chief Operating Officer of Global-QVC Solutions, Inc.	208,750	202,500	—	*
M. Jeffrey Branman Director	88,000	80,000	—	*
Ronald D. Fisher (2) Director	75,000	75,000	—	*
John A. Hunter Director	25,000	25,000	—	*

Name, Position and Address Of Beneficial Owner	Number of shares beneficially owned	Options/ Restricted Stock/ RSUs included in beneficial ownership(+)	Warrants included in beneficial ownership	Percentage of shares
Mark S. Menell (3) Director	19,000	6,500	12,500	*
Michael S. Perlis (4) Director	68,000	68,000	—	*
Jeffrey F. Rayport Director	88,000	88,000	—	*
Capital Research and Management Company (5) SMALLCAP World Fund, Inc. 333 South Hope Street, Los Angeles, CA 90071	3,494,490	—	—	7.79%
Comcast Corporation (6) Comcast Holdings Corporation 1500 Market Street, Philadelphia, PA 19102 Comcast QIH, Inc. 1201 N. Market Street, Suite 1000 Wilmington, DE 19801	2,578,932	—	—	5.75%
FMR Corp. (7) 82 Devonshire Street Boston, MA 02109	6,264,300	—	—	13.96%
Liberty Media Corporation (1)(8) QVC, Inc. QK Holdings, Inc. 1200 Wilson Drive, West Chester, PA 19380	8,648,968	430,000	300,000	19.62%
SOFTBANK Capital Partners LP (1)(9) SOFTBANK Capital LP SOFTBANK Capital Advisors Fund LP SOFTBANK Capital Partners LLC SB Capital Managers LLC 1188 Centre Street, Newton Center, MA 02459	8,153,850	—	—	18.17%
All executive officers and directors as a group (14 persons) (10)	9,165,933	2,845,000	22,500	19.20%

+	There are no awards of restricted stock or RSUs which vest within 60 days of April 21, 2006.
*	Less than one percent.
(1)	Unless specifically stated herein, shares held by Mr. Rubin, Liberty Media Corporation, QVC, Inc. QK Holdings, Inc., or SOFTBANK affiliates are not beneficially owned by each other. Mr. Rubin, Liberty Media Corporation, QVC, Inc. QK Holdings, Inc., and SOFTBANK have each granted a right to vote all of their shares, solely with respect to the election of directors, as set forth in the voting agreements described in Item 10.
(2)	Does not include (a) 4,060,226 shares of Common Stock held by SOFTBANK Capital Partners LP; (b) 3,990,398 shares of Common Stock held by SOFTBANK Capital LP; or (c) 103,226 shares of Common Stock held by SOFTBANK Capital Advisors Fund LP, because Mr. Fisher does not have investment or voting power over these shares. Mr. Fisher is a managing general partner of SOFTBANK Capital Partners LP and is SOFTBANK’s designee to our Board of Directors.
(3)	Includes 12,500 shares of Common Stock issuable upon the exercise of warrants held by Rustic Canyon Ventures LP. Mr. Menell is a partner of Rustic Canyon Partners. Mr. Menell disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest, if any, therein.

(4)	Does not include (a) 4,060,226 shares of Common Stock held by SOFTBANK Capital Partners LP; (b) 3,990,398 shares of Common Stock held by SOFTBANK Capital LP; or (c) 103,226 shares of Common Stock held by SOFTBANK Capital Advisors Fund LP, because Mr. Perlis does not have investment or voting power over these shares. Mr. Perlis is a venture partner of SOFTBANK Capital Partners LP.
(5)	Based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 10, 2006. The filing indicates that (i) Capital Research and Management Company beneficially owns 3,494,490 shares of Common Stock and had sole voting power for 3,494,490 shares of Common Stock, shared voting power for no shares of Common Stock, sole dispositive power for 3,494,490 shares of Common Stock and shared dispositive power for no shares of Common Stock and (ii) SMALLCAP World Fund, Inc. beneficially owns 2,794,491 shares of Common Stock and had sole voting power for no shares of Common Stock, shared voting power for no shares of Common Stock, sole dispositive power for no shares of Common Stock and shared dispositive power for no shares of Common Stock. Capital Research and Management Company is an investment adviser and serves as the investment adviser of SMALLCAP World Fund, Inc.
(6)	Based on a Schedule 13G filed with the Securities and Exchange Commission on February 9, 2005. The filing indicates that Comcast Corporation, Comcast Holdings Corporation and Comcast QIH, Inc. each had sole voting power for no shares of Common Stock, shared voting power for 2,578,932 shares of Common Stock, sole dispositive power for no shares of Common Stock and shared dispositive power for 2,578,932 shares of Common Stock.
(7)	Based on a Schedule 13G/A filed with the Securities and Exchange Commission on March 10, 2006. The filing indicates that (i) FMR Corp. had sole voting power for 541,100 shares of Common Stock, shared voting power for no shares of Common Stock, sole dispositive power for 6,264,300 shares of Common Stock and shared dispositive power for no shares of Common Stock and (ii) Edward C. Johnson 3d, chairman and large stockholder of FMR Corp., had sole voting power for no shares of Common Stock, shared voting power for no shares of Common Stock, sole dispositive power for 6,264,300 shares of Common Stock and shared dispositive power for no shares of Common Stock. These shares represented (i) 5,723,200 shares of Common Stock beneficially owned by Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR Corp., as a result of acting as investment advisor to various investment companies (referred to as “Funds”), including Fidelity Mid Cap Stock Fund, which owns 4,000,000 shares of Common Stock and (ii) 541,100 shares of Common Stock beneficially owned by Fidelity Management Trust company, a wholly-owned subsidiary of FMR Corp., as a result of its serving as investment manager of certain institutional accounts. The voting power with respect to the 5,723,200 shares of Common Stock beneficially owned by Fidelity is held by the Funds’ Boards of Trustees.
(8)	Based, in part, on a Schedule 13D/A filed with the Securities and Exchange Commission on February 24, 2006 and Form 4 filed with the Securities and Exchange Commission on February 21, 2006. Includes 8,218,968 shares of Common Stock, a right to purchase 430,000 shares in a total return swap and 300,000 shares of Common Stock issuable upon exercise of warrants held by QK Holdings, Inc. The warrants are exercisable at any time on or before July 19, 2006.
(9)	Based, in part, on a Schedule 13D/A filed with the Securities and Exchange Commission on June 2, 2005. Includes (a) 4,060,226 shares of Common Stock held by SOFTBANK Capital Partners LP; (b) 3,990,398 shares of Common Stock held by SOFTBANK Capital LP; and (c) 103,226 shares of Common Stock held by SOFTBANK Capital Advisors Fund LP. Each of SOFTBANK Capital Partners LP, SOFTBANK Capital LP, SOFTBANK Capital Advisors Fund LP, SOFTBANK Capital Partners LLC and SB Capital Managers LLC disclaims beneficial ownership of securities owned by any other person or entity, except to the extent of its respective pecuniary interest, if any, therein. SB Capital Managers LLC is a member of SOFTBANK Capital Partners LLC, the general partner of SOFTBANK Capital Partners LP, SOFTBANK Capital LP and SOFTBANK Capital Advisors Fund LP. All investment decisions on behalf of SOFTBANK Capital Partners LLC must be approved by SB Capital Managers LLC.
(10)	Includes (i) 8,150,222 shares of Common Stock beneficially owned in the aggregate by the Named Officers as set forth in this table; (ii) 363,000 shares of Common Stock beneficially owned in the aggregate by the directors as set forth in this table; and (iii) 652,711 shares of Common Stock beneficially owned in the aggregate by executive officers (other than Named Officers) (of which 570,000 shares are issuable upon the exercise of options that are exercisable within 60 days of April 21, 2006).

Equity Compensation Plan Information

The following table details information regarding our existing equity compensation plans as of December 31, 2005:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(c)
Equity compensation plans approved by stockholders (1)	6,317,004	$9.99	1,821,055
Equity compensation plans not approved by stockholders (2)	962,750	$6.99	0
Total	7,279,754	$9.57	1,821,055

(1)	These plans are the 1996 Plan and the 2005 Equity Plan (the “Plans”). The 2005 Equity Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, stock purchase awards, stock bonus awards, stock unit awards, and other forms of equity compensation. We issued restricted stock units under these Plans. These restricted stock units generally expire 10 years from the date of grant and vest over four years, although some restricted stock units vest in less than four years. Upon the occurrence of a change in control, certain of these restricted stock units will immediately become exercisable in full. The weighted average exercise price in the table above does not take these restricted stock units into account.
(2)	Included are (a) stock options at less than the then-fair market value of our Common Stock to attract new key employees, to retain key employees of acquired companies and to retain existing employees in connection with restructured compensation packages, and (b) warrants to purchase our Common Stock to consultants, advisors, partners and investors. The Board of Directors approved these grants in fiscal 1999, fiscal 2000 and fiscal 2001, although some of these warrant grants relate to earlier periods. Except for these limited grants, grants are generally made by us under the 2005 Plan. These grants include options which generally expire 10 years from the date of grant and vests over four years. Upon the occurrence of a change in control, certain of these options will immediately become exercisable in full. These grants also include warrants which generally expire no less than five years and no more than 10 years from the date of grant. The exercise prices for these warrants range from $2.50 to $17.15.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In fiscal 2000 and 2001, Interactive Technology Holdings, LLC, a joint venture of Comcast Corporation and QVC, Inc., acquired 10,797,900 shares of our Common Stock and warrants to purchase 300,000 shares of our Common Stock. On January 31, 2005, ITH effected a distribution of all of its assets, including shares of our Common Stock, to entities affiliated with Comcast and QVC. Based on a Schedule 13G filed with the Securities and Exchange Commission on February 9, 2005, entities affiliated with Comcast beneficially owned 2,578,932 shares of our Common Stock, which is equal to approximately 5.75% of our outstanding Common Stock as of April 21, 2006. Based on a Schedule 13D/A filed with the Securities and Exchange Commission on February 24, 2006, entities affiliated with QVC beneficially owned 8,218,968 shares of our Common Stock, which is equal to approximately 18.31% of our outstanding Common Stock as of April 21, 2006. M. Jeffrey Branman, one of our directors, was the President of Interactive Technology Services, which served as financial advisor to ITH through its dissolution.

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

We were the beneficial owner of Series C and Series D Convertible Preferred Stock of Odimo Incorporated, referred to as Odimo, and warrants to acquire additional shares of Series C and Series D Convertible Preferred Stock of Odimo. These securities were acquired in connection with the sale of certain assets of our Ashford.com subsidiary in 2002. In February, 2005, Odimo completed an initial public offering through the issuance of 3,125,000 shares of its common stock. Effective upon completion of Odimo’s initial public offering, we exercised our warrants to acquire Series C and Series D Convertible Preferred Stock of Odimo and converted all of such shares, along with our already held shares of Series C and Series D Convertible Preferred Stock of Odimo, into an aggregate of 824,594 shares of common stock of Odimo. As of March 29, 2006, we owned approximately 11.5% of the outstanding common stock of Odimo and SOFTBANK Capital Partners LLC and its affiliates collectively owned approximately 16.1% of the outstanding common stock of Odimo. Based on a Schedule 13D/A filed with the Securities and Exchange Commission on June 2, 2005, SOFTBANK Capital Partners LLC and its affiliates collectively owned 8,153,850 shares of our Common Stock, which is equal to approximately 18.17% of our outstanding Common Stock as of April 21, 2006. Ronald D. Fisher, one of our directors, is vice chairman of SOFTBANK Holdings Inc. and a managing general partner of SOFTBANK Capital Partners LP, which are affiliates of SOFTBANK Capital Partners LLC, and Michael S. Perlis, one or our directors, is a venture partner of SOFTBANK Capital Partners LP.

In exchange for Rustic Canyon Partners forfeiting its right to designate one member to our Board of Directors on June 25, 2004, our Board of Directors approved the issuance to Rustic Canyon Partners of a warrant to purchase 12,500 shares of our Common Stock with a term of five years and an exercise price equal to the closing price of our Common Stock as reported on the Nasdaq National Market on the date immediately preceding the date of the approval of such issuance. Mark S. Menell, one of our directors, is a partner of Rustic Canyon Partners.

We entered into an agreement as of December 20, 2005 with Interactive Commerce Partners LLC, or ICP, for certain financial advisory services in connection with our evaluation of two proposed transactions: a proposed acquisition and a proposed strategic relationship. M. Jeffrey Branman, one of our directors, is President and owner of ICP. Under the agreement, we agreed to pay ICP $450,000 upon the successful consummation of the proposed acquisition and $50,000 upon the successful consummation of the proposed strategic relationship. On February 3, 2006, we agreed to pay ICP $350,000 in connection with the proposed acquisition that we chose not to pursue. We also paid ICP $50,000 upon the successful completion of the strategic relationship in the first quarter of fiscal 2006.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Principal Accountant Fees and Services

Deloitte & Touche LLP , the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”) served as our independent registered public accountants in fiscal 2005 and 2004 for the purposes of auditing our annual consolidated financial statements, auditing the effectiveness of our internal controls over financial reporting and reviewing our quarterly financial statements. The aggregate fees, including fees billed to us, for professional services rendered by Deloitte & Touche for fiscal 2005 and 2004 were as follows:

Services Rendered (1)	2005	2004
Audit Fees	$1,301,560	$1,084,442
Audit-Related Fees	502,554	35,004
Tax Fees	—	—
All Other Fees	—	—
Total	$1,804,114	$1,119,446

(1)	The aggregate fees included in Audit Fees are fees billed for the fiscal years. The aggregate fees included in each of the other categories are fees billed in the fiscal years.

Audit Fees for fiscal 2004 and 2005 were for professional services rendered for the audit of our consolidated financial statements, auditing the effectiveness of our internal controls over financial reporting, review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements. For fiscal 2005, also included professional services rendered in connection with the audit of Aspherio, S.L., the restatement of our Annual Report on Form 10-K for the year ended January 1, 2005 and our registration statement on Form S-3.

Audit-Related Fees for fiscal 2004 and 2005 were for audits of our 401(k) Plan. For fiscal 2005, these fees also included professional services for due diligence in connection with our acquisition of Aspherio, a proposed acquisition which we chose not to pursue.

Pre-Approval Policies and Procedures. The Audit Committee has adopted policies and procedures for pre-approving all audit and non-audit work performed by Deloitte & Touche LLP. All audit-related services, tax services and other services must be pre-approved by the Audit Committee. In accordance with our policy and applicable SEC rules and regulations, the Audit Committee pre-approves services provided to us by Deloitte & Touche LLP (“Auditor Services”). Pre-approval is detailed as to the particular service or category of services. If Auditor Services are required prior to a regularly scheduled Audit Committee meeting, a member of the Audit Committee is authorized to approve such services, provided that they are consistent with our policy and applicable SEC rules and regulations, and that the full Audit Committee is advised of such services at the next regularly scheduled Audit Committee meeting. For fiscal 2004 and 2005, all audit and non-audit services described above were pre-approved by the Audit Committee. The Audit Committee has considered and concluded that the provision of such audit and non-audit services by Deloitte & Touche LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(3)    Exhibits:

The exhibits filed as part of this Amendment No. 1 on Form 10-K/A are listed under exhibits at subsection (b) of this Item 15.

(b)	Exhibits:

Exhibit Number	Description
31.3	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

31.4	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) promulgated under the Exchange Act

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSI COMMERCE, INC.

Date: April 28, 2006	By:	/s/ Michael G. Rubin
Michael G. Rubin
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
31.3	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

31.4	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) promulgated under the Exchange Act