Form 10-Q
period 2006-04-01
GSI COMMERCE INC
filed 2006-05-10
CIK 828750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

or

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

There were 44,890,519 shares of the registrant’s Common Stock outstanding as of the close of business on May 3, 2006.

FORM 10-Q

FOR THE QUARTER ENDED APRIL 1, 2006

Our fiscal year ends on the Saturday nearest the last day of December. Accordingly, references to fiscal 2003, fiscal 2004, fiscal 2005 and fiscal 2006 refer to the years ended January 3, 2004, January 1, 2005, December 31, 2005 and December 30, 2006.

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

PART I

ITEM 1: FINANCIAL STATEMENTS

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	December 31, 2005	April 1, 2006
ASSETS
Current assets:
Cash and cash equivalents	$48,361	$32,418
Marketable securities	108,298	99,716
Accounts receivable, net of allowance of $727 and $601	24,288	19,119
Inventory	34,601	31,329
Prepaid expenses and other current assets	3,135	3,357

Total current assets	218,683	185,939

Property and equipment, net	87,851	83,595
Goodwill	13,932	17,786
Equity investments and other	1,210	3,799
Other assets, net of accumulated amortization of $7,885 and $9,186	10,970	9,653

Total assets	$332,646	$300,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,720	$34,400
Accrued expenses and other	42,949	34,772
Deferred revenue	6,573	6,043
Current portion - long-term debt and other	637	656

Total current liabilities	108,879	75,871

Convertible notes	57,500	57,500
Long-term debt and other	13,094	12,907

Total liabilities	179,473	146,278

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value, 4,990,000 shares authorized; 0 shares issued and outstanding as of December 31, 2005 and April 1, 2006	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 44,469,969 and 44,865,751 shares issued as of December 31, 2005 and April 1, 2006, respectively; 44,469,766 and 44,865,548 shares outstanding as December 31, 2005 and April 1, 2006, respectively	445	448
Additional paid in capital	329,103	332,935
Accumulated other comprehensive loss	(2,344)	(487)
Accumulated deficit	(174,031)	(178,402)

Total stockholders’ equity	153,173	154,494

Total liabilities and stockholders’ equity	$332,646	$300,772

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	April 2, 2005	April 1, 2006
Revenues:
Net revenues from product sales	$76,652	$91,657
Service fee revenues	14,706	22,586

Net revenues	91,358	114,243
Cost of revenues from product sales	57,587	67,066

Gross profit	33,771	47,177

Operating expenses
Sales and marketing, inclusive of $183 and $1,309 of stock-based compensation	21,042	30,713
Product development, inclusive of $(30) and $192 of stock-based compensation	6,559	8,403
General and administrative, inclusive of $(398) and $422 of stock-based compensation	4,827	7,397
Depreciation and amortization	3,122	4,516

Total operating expenses	35,550	51,029

Other (income) expense:
Interest expense	233	778
Interest income	(343)	(1,490)
Other (income) expense	(115)	(150)
Impairment on investment	—	1,647

Total other (income) expense	(225)	785

Loss before income taxes and cumulative effect of change in accounting principle	(1,554)	(4,637)
Provision for income taxes	—	2

Loss before cumulative effect of change in accounting principle	(1,554)	(4,639)
Cumulative effect of change in accounting principle	—	268

Net loss	$(1,554)	$(4,371)

Basic and diluted loss per share:

Prior to cumulative effect of change in accounting principle	$(0.04)	$(0.11)

Cumulative effect of change in accounting principle	$—	$0.01

Net loss	$(0.04)	$(0.10)

Weighted average shares outstanding - basic and diluted	41,662	44,680

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	April 2, 2005	April 1, 2006
Cash Flows from Operating Activities:
Net loss	$(1,554)	$(4,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,122	4,516
Stock-based compensation	(245)	1,923
Investment impairment	—	1,647
Loss on disposal of equipment	—	55
Cumulative effect of change in accounting principle	—	(268)
Changes in operating assets and liabilities:
Accounts receivable, net	5,438	5,182
Inventory	3,760	3,272
Prepaid expenses and other current assets	189	(222)
Other assets, net	9	146
Accounts payable and accrued expenses and other	(35,546)	(32,016)
Deferred revenue	(691)	(412)

Net cash used in operating activities	(25,518)	(20,548)

Cash Flows from Investing Activities:
Acquisition of a controlling interest of a business, net of cash acquired	—	(2,629)
Cash paid for property and equipment	(6,761)	(3,721)
Proceeds from government grant related to corportate headquarters	—	2,925
Other deferred cost	(247)	41
Cash paid for equity investment	(136)	(2,408)
Purchases of marketable securities	(9,177)	(63,405)
Sales of marketable securities	32,000	71,975

Net cash provided by investing activities	15,679	2,778

Cash Flows from Financing Activities
Repayments of loan	(339)	—
Repayments of capital lease obligations	(160)	(152)
Repayments of mortgage note	(38)	(55)
Common stock repurchases	—	(154)
Deferred cost paid	(199)	—
Proceeds from exercise of common stock options	1,247	2,183

Net cash provided by financing activities	511	1,822

Effect of exchange rate changes on cash and cash equivalents	—	5

Net decrease in cash and cash equivalents	(9,328)	(15,943)
Cash and cash equivalents, beginning of period	20,064	48,361

Cash and cash equivalents, end of period	$10,736	$32,418

Supplemental Cash Flow Information
Cash paid during the period for interest	$234	$422
Noncash Investing and Financing Activities:
Unrealized loss on investment in Odimo recorded at fair value	2,220	—
Changes in accrual for purchases of property and equipment	(1,582)	(506)
Common stock issued to finance acquistion	—	1,300

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

The financial statements presented include the accounts of the Company and all wholly- and controlled majority-owned subsidiaries. All significant inter-company balances and transactions among consolidated entities have been eliminated.

This quarterly report should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements presented in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2006 as amended by Amendment No. 1 to Form 10-K filed with the SEC on May 1, 2006.

Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to those used in the current period. The Statement of Operations for the three-month period ended April 2, 2005 has been reclassified, in accordance with Staff Accounting Bulletin No. 107, to present stock-based compensation within specific line items, as disclosed parenthetically, instead of presented separately as its own line item.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Other Equity Investments: Other equity investments primarily consist of investments in Odimo Incorporated (“Odimo”) and WebCollage Inc. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, the Company has determined that these investments are available for sale, and therefore, temporary unrealized gains and losses are reported as a component of accumulated other comprehensive loss in stockholders’ equity. The Company assesses whether declines in fair value are considered other-than-temporary and records impairment expense on any of these investments that the Company determines to be other-than-temporary.

In accordance with Emerging Issues Task Force (“EITF”) No. 03-01 (“EITF 03-01”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the Company has recognized an other-than-temporary impairment of $1,647 in its investment in Odimo based on the Company’s inquiry and review of recent actions and activities of Odimo. Based on its inquiry and review, the Company determined that the fair value is not expected to recover fully before the expected time of the sale of the investment. This other than temporary impairment is treated as a loss based on the quoted market value and is reflected as a separate line item in other (income) expense in the Statement of Operations.

In February 2006, the Company acquired a minority interest and a warrant to purchase 2,000 shares of common stock of WebCollage Inc. for $2,408, including direct acquisition costs. Since WebCollage is privately-held, the Company monitors this investment periodically to evaluate whether any changes in fair value become other-than-temporary.

Other Assets, Net: Other assets, net consists primarily of deferred partner revenue share charges, resulting from the exercise of a right to receive 1,600 shares of the Company’s common stock in lieu of future cash partner revenue share payments. Deferred partner revenue share charges were $6,978 as of December 31, 2005 and $5,831 as of April 1, 2006 and are currently being amortized as stock-based compensation expense as the partner revenue share expense is incurred over the term of the partners’ agreement. The partner revenue share expense incurred is based on actual revenues recognized in a given period and the imputed partner revenue share percentage, which is based on the value of the Company’s common stock that was issued upon exercise of the right. Once certain revenue thresholds are achieved by the partner, the remaining partner revenue share charges will be amortized on a straight-line basis over the remaining term of the contract, which ends in 2011. Stock-based compensation expense related to the amortization of deferred partner revenue share charges was $488 for the three-month period ended April 2, 2005, and $1,147 for the three-month period ended April 1, 2006.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

In addition, other assets include the underwriter’s discount and debt issuance costs of $2,589 as of April 1, 2006, relating to the June 1, 2005 public offering of $57,500 aggregate principal amount of 3% convertible unsecured notes due June 1, 2025. The underwriter’s discount and debt issuance costs are being amortized using the straight-line method which approximates the effective interest method. Total amortization related to the underwriter’s discount and debt issuance costs, which is reflected as a portion of interest expense, was $129 for the three-month period ended April 1, 2006.

Revenue Recognition: The Company recognizes revenues from product sales or services provided when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured. Additionally, revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: the delivered item has value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items, and delivery of any undelivered item is probable.

The Company considers the criteria presented in EITF, No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” in determining the appropriate revenue recognition treatment. Generally, when the Company is the primary obligor in a transaction, has general inventory risk, has established the selling price, has discretion in supplier selection, has physical loss inventory risk after order placement or during shipping and has credit risk, or has several but not all of these indicators, it records revenue gross as a principal.

Deferred revenue consists primarily of fees paid to the Company in advance for service fees related to enhancements to its partners’ e-commerce businesses which are recognized ratably over the service period and amounts received from the sale of gift certificates redeemable through its partners’ e-commerce businesses which are recognized when the gift certificates are redeemed.

Vendor Allowances: In accordance with EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” for all contracts entered into or modified after December 31, 2002, vendor allowances are recorded as a reduction in the cost of the applicable vendor’s products and recognized in cost of sales when the related product is sold unless an allowance represents reimbursement of a specific incremental and identifiable cost incurred to promote the vendor’s product. If the allowance represents a reimbursement of cost, it is recorded as an offset to the associated expense incurred. Any reimbursement greater than the costs incurred is recognized as a reduction in the cost of the product.

Sales and Marketing: Sales and marketing expenses include fulfillment costs, customer care costs, credit card fees, net partner revenue share charges, net advertising and promotional expenses incurred by the Company on behalf of its partners’ e-commerce businesses, and payroll related to the buying, business management and marketing functions of the Company. Net partner revenue share charges are royalty payments made to the Company’s partners in exchange for the use of their brands, the promotion of its partners’ URLs, Web sites and toll-free telephone numbers in their marketing and communications materials, the implementation of programs to provide incentives to customers to shop through the e-commerce businesses and other programs and services provided to the customers of the e-commerce businesses that the Company operates for its partners, net of amounts reimbursed to the Company by its partners. Partner revenue share charges were $1,806 for the three-month period ended April 2, 2005, and $3,483 for the three-month period ended April 1, 2006.

Shipping and Handling Costs: The Company defines shipping and handling costs as only those costs incurred for a third-party shipper to transport products to the customer and these costs are included in cost of revenues from product sales. In some instances, shipping and handling costs exceed shipping charges to the customer and are subsidized by the Company. Additionally, the Company selectively offers promotional free shipping whereby it ships merchandise to customers free of all shipping and handling charges. The cost of promotional free shipping and subsidized shipping and handling was $874 for the three-month period ended April 2, 2005, and $1,141 for the three-month period ended April 1, 2006 and are included in sales and marketing expense.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Fulfillment Costs: The Company defines fulfillment costs as personnel, occupancy and other costs associated with its Kentucky fulfillment centers, personnel and other costs associated with its logistical support and vendor operations departments and third-party warehouse and fulfillment services costs. Fulfillment costs were $6,776 for the three-month period ended April 2, 2005, and $8,104 for the three-month period ended April 1, 2006, and are included in sales and marketing expense.

Advertising: The Company expenses the cost of advertising, which includes online marketing fees, media, agency and production expenses, in accordance with the AICPA Accounting Standards Executive Committee’s Statement of Position (“SOP”) 93-7, “Reporting on Advertising Costs.” Advertising production costs are expensed the first time the advertisement runs. Online marketing fees and media (television, radio and print) placement costs are expensed in the month the advertising appears. Agency fees are expensed as incurred. Net advertising and promotional expenses include promotional free shipping and subsidized shipping and handling costs and are net of amounts reimbursed to the Company by its partners. Advertising costs were $1,873 for the three-month period ended April 2, 2005, and $2,878 for the three-month period ended April 1, 2006, and are included in sales and marketing expenses.

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

Stock-Based Compensation: Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense for stock options issued to employees was measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company accounted for stock-based compensation for stock options and warrants issued to non-employees in accordance with SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF No. 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees.” Accordingly, compensation expense for stock options and warrants issued to non-employees was measured using a Black-Scholes valuation model that takes into account significant assumptions as to the expected life of the option or warrant, the expected volatility of the Company’s common stock and the risk-free interest rate over the expected life of the option or warrant. Compensation expense for restricted stock awards was recorded on a straight-line method over the vesting period.

Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective approach, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period during which awards are expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of the Company’s common stock and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the valuation techniques previously utilized by the Company for options in the proforma disclosures required under SFAS No. 123. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS 123(R) for all unvested options as of January 1, 2006. The estimation of the number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

The adoption of SFAS 123(R) resulted in a cumulative benefit from accounting change of $268 and a decrease in loss per share of $0.01 in the first quarter of 2006, which reflects the cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted. The incremental stock-based compensation expense recognized due to the adoption of SFAS No. 123(R) for the three-month period ended April 1, 2006 was $453.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Prior to the adoption of SFAS 123(R), the Company presented tax benefits resulting from stock-based compensation as operating cash flows within the consolidated statements of cash flows. SFAS 123(R) requires that cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements be classified in the statement as financing cash inflows. There was no tax benefit resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes for the three-month period ended April 1, 2006.

Stock-based compensation in the three-month period ended April 2, 2005 was determined using the intrinsic value method. The following table provides supplemental information for the three-month period ended April 2, 2005 as if stock-based compensation had been computed under SFAS No. 123:

Three Months Ended April 2, 2005
Net loss, as reported	$(1,554)
Add: Stock-based compensation expense included in reported net loss	(724)
Deduct: Total stock-based compensation expense determined under fair value based method for all stock options and awards	(1,388)

Pro forma net loss	$(3,666)

Loss per share - basic and diluted
As reported - basic and diluted	$(0.04)
Pro forma - basic and diluted	$(0.09)

The fair value of options granted under the Plans during the three-month period ended April 2, 2005 were estimated on the date of grant using the Black-Scholes multiple option pricing model, with the following weighted average assumptions:

Assumption	Three Months Ended April 2, 2005
Dividend yield	None
Expected volatility	81.40%
Average risk free interest rate	3.92%
Average expected lives	1.82 years

There were no options granted during the three-month period ended April 1, 2006.

Stock-based compensation expense related to the amortization of deferred partner revenue share charges for the three-month period ended April 1, 2005 was $488 and April 1, 2006 was $1,147.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

NOTE 3—CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company had $40,615 as of December 31, 2005 and $14,922 as of April 1, 2006 of operating cash and $116,044 as of December 31, 2005 and $117,212 as of April 1, 2006 of cash equivalents and marketable securities invested with three financial institutions, which are potentially subject to credit risk. The composition of these investments is regularly monitored by management of the Company.

Marketable securities, which consist of investments in various debt securities, are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded as a component of stockholders’ equity. As of April 1, 2006, all securities had dates to maturity of less than two years, except for auction rate securities which had interest reset dates of approximately 30 to 45 days. The Company classifies all of its available-for-sale securities as current assets, as these securities represent investments available for current corporate purposes. All investments in marketable securities with original maturities of greater than 90 days are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At December 31, 2005 and April 1, 2006, the Company held $58,500 and $49,325, respectively, of investments in auction rate securities classified as available-for-sale. Investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which reset approximately every 30 to 45 days. Despite the long-term nature of their stated contractual maturities, there is a ready liquid market for these securities based on the interest reset mechanism. As a result, there are immaterial cumulative gross realized or unrealized holding gains or (losses) from the Company’s auction rate securities. All income generated from these marketable securities is recorded as interest income. Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income or expense.

Marketable securities, at estimated fair value, consist of the following:

	December 31, 2005
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities	$58,500	$—	$58,500
Corporate bonds	31,270	(224)	31,046
U.S. government agency securities	19,002	(250)	18,752

	$108,772	$(474)	$108,298

	April 1, 2006
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities	$49,325	$—	$49,325
Corporate bonds	34,369	(248)	34,121
U.S. government agency securities	16,501	(231)	16,270

	$100,195	$(479)	$99,716

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The amortized cost and estimated fair value of investments in marketable securities as of April 1, 2006, by contractual maturity, are as follows:

	Amortized Cost	Estimated Fair Value
Due within one year	$61,358	$61,154
Due after one year through five years	28,137	27,862
Due after five years through ten years	—	—
Due after ten years	10,700	10,700

	$100,195	$99,716

NOTE 4—ACQUISITION

On July 6, 2005, the Company acquired an irrevocable right that conveyed the voting and economic rights to shares representing 51% of the outstanding shares in Aspherio S.L., a Barcelona, Spain-based provider of outsourced e-commerce solutions, for approximately $578, including acquisition expenses. On January 26, 2006, the Company acquired outright all of the outstanding shares in Aspherio S.L. The remaining purchase price was $2,629 in cash, and pursuant to its agreement with the shareholders of Aspherio S.L., the Company elected to deliver 82,638 shares of GSI common stock (valued at $15.73 per share) in lieu of $1,300 in cash. The Company does not expect the acquisition to have a material impact on its consolidated results of operations for fiscal 2006.

Pursuant to SFAS 141, “Business Combinations,” the Aspherio acquisition was accounted for under the purchase method of accounting with the Company’s proportionate interest in the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired recorded as goodwill. The allocation of the purchase price over the estimated fair value of the tangible and identifiable intangible assets acquired resulted in $4,333 recorded as goodwill, of which $3,854 was recorded in the three-month period ended April 1, 2006. Pro forma disclosures related to this acquisition are not included as such disclosures are not material.

NOTE 5—PROPERTY AND EQUIPMENT

The major classes of property and equipment, at cost, as of December 31, 2005 and April 1, 2006 are as follows:

	December 31, 2005	April 1, 2006
Computer hardware and software	$71,987	$74,979
Building and building improvements	41,085	38,030
Furniture, warehouse and office equipment	16,683	16,662
Land	7,663	7,664
Leasehold improvements	997	926
Capitalized lease	1,692	1,692
Vehicle	20	—
Construction in progress	295	407

	140,422	140,360
Less: Accumulated depreciation	(52,571)	(56,765)

Property and equipment, net	$87,851	$83,595

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

During the three-month period ended April 1, 2006, the Company received a government economic development grant of $2,925 related to the purchase of its corporate headquarters. The cost basis of the Company’s building and building improvements was reduced by the full amount of this grant.

Depreciation and amortization is shown as a separate line item on the consolidated statement of operations. Accordingly, cost of revenues is exclusive of depreciation and amortization.

NOTE 6—STOCK AWARDS

The Company currently maintains the 2005 Equity Incentive Plan (the “Plan”) which provides for the grant of certain employees, directors and other persons. Until June 30, 2005, the Company issued equity awards under the 1996 Equity Incentive Plan. As of April 1, 2006, 1,280,484 shares of common stock were available for future grants under the Plan. The stock awards granted under the plan generally vests at various times over periods ranging up to five years and have terms of up to ten years after the date of grant, unless the optionee leaves the employ of or ceases to provide services to the Company. Stock appreciation rights (“SARs”) may be granted under the plan either alone or in tandem with stock options. No SARs have been granted to date under the plan.

Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective approach, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period during which awards are expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of the Company’s common stock and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the valuation techniques previously utilized by the Company for options in the proforma disclosures required under SFAS No. 123. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS 123(R) for all unvested options as of January 1, 2006. The estimation of the number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

Stock Options

The following table summarizes the stock option activity for the three-month period ended April 1, 2006:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	6,145	$9.82
Granted	—	—
Exercised	(297)	$7.35
Forfeited/Cancelled	(35)	$10.38

Outstanding at April 1, 2006	5,813	$9.94	6.64	$41,674

Exercisable at April 1, 2006	4,775	$10.01	6.40	$34,060

During the three months ended April 1, 2006, there were no stock options granted. During the three-month period ended April 2, 2005, the Company granted to employees options to purchase an aggregate of 58 shares of the Company’s common stock at weighted average fair value at grant date of $14.78. The total intrinsic value of options exercised during the three months ended April 1, 2006 was $2,690 determined as of the date of exercise. Cash proceeds from options exercises during the three months ended April 1, 2006 was $2,183. The total stock based compensation cost recognized for stock options for the three months ended April 1, 2006 was $453. As of April 1, 2006, there was approximately $1,603 of unrecognized compensation cost, net of forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 1 year.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Warrant activity remained unchanged from the three-month period ended April 2, 2005 to the three-month period ended April 1, 2006. No warrants were granted or issued by the Company during either period. As of April 1, 2006, there were 815 shares subject to outstanding warrants with a weighted average exercise price of $7.71, and there were 615 shares subject to outstanding warrants that are exercisable with a weighted average exercise price of $9.40.

The following table summarizes information regarding options and warrants outstanding and exercisable as of April 1, 2006:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$0.01 - $6.20	2,254	4.09	$4.98	2,001	$4.99
$6.21 - $10.89	2,286	6.90	9.32	1,330	8.98
$10.90- $24.69	2,088	7.16	15.12	2,059	15.12

$0.01 - $24.69	6,628	6.03	$9.67	5,390	$9.67

Restricted Stock Units

The Company also has issued restricted stock awards and units to certain employees. The grant-date fair value of restricted stock units is based on the market price of the stock, and compensation cost is amortized to expense on a straight-line basis over the vesting period during which employees perform services.

The following summarizes the restricted stock unit activity for the three-month period ended April 1, 2006:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested shares at December 31, 2005	301	$14.82
Granted	580	$15.45
Vested	(27)	$14.88
Forfeited/Cancelled	(2)	$13.46

Nonvested shares at April 1, 2006	852	$15.25	$14,486

The total intrinsic value of restricted stock units vested during the three months ended April 1, 2006 was $402 determined as of the date of their release. The total stock-based compensation cost recognized for the three months ended April 1, 2006 for restricted stock units was $311. As of April 1, 2006, there was approximately $7,202 of unrecognized compensation cost, net of forfeitures, related to nonvested stock units, which is expected to be recognized over a weighted average remaining period of approximately 3.3 years.

During the three-month period ended April 2, 2005, the Company granted to employees restricted stock units to purchase an aggregate of 106 shares of the Company’s common stock at a weighted average fair value at grant date of $14.88.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Restricted Stock Awards

The total stock-based compensation cost recognized for the three months ended April 1, 2006 for restricted stock awards was $12. As of April 1, 2006, there was approximately $121 of unrecognized compensation cost, net of forfeitures, related to nonvested stock awards, which is expected to be recognized over a weighted average remaining period of approximately 2.3 years. No restricted stock awards were granted during the three-month periods ended April 1, 2006 or April 2, 2005. As of the three-month period ended April 1, 2006, the Company had nonvested restricted stock awards of 19 for certain employees with a weighted average grant date fair value of $9.47. No shares vested during the three-month period ended April 1, 2006.

NOTE 7—LOSS PER SHARE

Basic and diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Potential common shares from outstanding common stock options, awards and warrants, and convertible notes have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

The amounts used in calculating loss per share data are as follows:

	Three Months Ended
	April 2, 2005	April 1, 2006
Net loss attributable to common shares	$(1,554)	$(4,371)

Weighted average shares outstanding - basic and diluted	41,662	44,680

Outstanding common stock options having no dilutive effect	5,813	5,813

Outstanding common stock warrants having no dilutive effect	815	815

Nonvested restricted stock having no dilutive effect	131	871

Convertible notes having no dilutive effect	—	3,229

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

NOTE 8 – COMPREHENSIVE INCOME (LOSS):

	Three Months Ended
	April 2, 2005	April 1, 2006
Net loss	$(1,554)	$(4,371)

Other comprehensive income (loss):
Net unrealized loss on available-for-sale securities	(49)	(13)
Unrealized gain on investment in Odimo recorded at fair value	2,220	223
Add: reclassification adjustment for losses realized in net income	—	1,647

Other comprehensive income	2,171	1,857

Comprehensive income (loss)	$617	$(2,514)

NOTE 9—MAJOR SUPPLIERS/ECONOMIC DEPENDENCY

The Company purchased inventory from one supplier amounting to $24,713 or 48.7% of total inventory purchased during the three-month period ended April 2, 2005 and $16,681 or 30.9% of total inventory purchased during the three-month period ended April 1, 2006.

No other supplier amounted to more than 10% of total inventory purchased for any period presented, nor did any one customer account for more than 10% of net revenues for any period presented.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved in various litigation incidental to its business, including alleged contractual claims, claims relating to infringement of intellectual property rights of third parties and claims relating to the manner in which goods are sold through its e-commerce platform. The Company does not believe, based on current knowledge, that any of these claims are likely to have a material adverse effect on its business, financial position or results of operations. However, the Company may incur substantial expenses and devote substantial time to defend third-party claims whether or not such claims are meritorious. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability and may be required to implement expensive changes in its business practices or enter into costly royalty or licensing agreements. Any of these could have a material adverse effect on the Company’s business, financial position or results of operations.

Advertising and Media Agreements

As of April 1, 2006, the Company was contractually committed for the purchase of future advertising for the promotion of the Company’s partners’ e-commerce sites totaling approximately $1,165 through fiscal 2006. The Company is also committed to advertising expense for years beyond the fiscal year ended 2006 for approximately $6,247. The expense related to these commitments will be recognized in accordance with the Company’s accounting policy related to advertising (see Note 2).

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Partner Revenue Share Payments

As of April 1, 2006, subject to the satisfaction of certain conditions, the Company was contractually committed to future minimum cash revenue share payments as follows:

Fiscal Year Ended	Partner Revenue Share Payments
2006	$12,024
2007	15,750
2008	17,975
2009	18,650
2010	6,025
Thereafter	—

Total conditional future minimum cash revenue share payments	$70,424

NOTE 11—BUSINESS SEGMENTS

The Company operates in one principal business segment. The Company provides e-commerce solutions that enable retailers, branded manufacturers, entertainment companies and professional sports organizations to operate e-commerce businesses. The Company provides solutions for its partners through its integrated e-commerce platform, which is comprised of three components — technology, logistics and customer care, and marketing services. Through the Company’s integrated e-commerce platform, it provides Web site administration, Web infrastructure and hosting, business intelligence, an e-commerce engine, order management, fulfillment, drop shipping, customer care, buying, interactive design, partnerships and alliances, content development and imaging, interactive marketing and 1-to-1 marketing. The Company currently derives virtually all of its revenues from the sales of products by the Company through its partners’ e-commerce businesses and service fees earned by the Company in connection with the development and operation of its partner’s e-commerce businesses. Substantially all of the Company’s net revenues and operating results are in the United States and Canada. Net revenues and operating results outside of the United States are not significant. Substantially all of the Company’s identifiable assets are in the United States.

NOTE 12—LONG-TERM DEBT AND OTHER

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

Holders may convert the notes into shares of the Company’s common stock at a conversion rate of 56.1545 shares per $1,000 principal amount of notes (representing a conversion price of approximately $17.81 per share), subject to adjustment, on or prior to the close of business on the business day immediately preceding May 1, 2010. Holders may convert only if (i) the trading price of the notes for a defined period is less than 103% of the product of the closing sale price of the Company common stock and the conversion rate or (ii) the Company elects to make certain distributions of assets or securities to all holders of common stock. Upon conversion, the Company will have the right to deliver, in lieu of shares of the Company’s common stock, cash or a combination of cash and shares of the Company’s common stock, which is at the Company’s election. At any time prior to the maturity date, the Company may irrevocably elect to satisfy the Company’s conversion obligation with respect to the principal amount of the notes to be converted with a combination of cash and shares of the Company’s common stock, which is at the Company’s election. If holders elect to convert their notes in connection with a

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

fundamental change (any transaction or event, as defined in the Indenture, whereby more than 50% of the Company’s common stock is exchanged, converted and/or acquired) that occurs on or prior to June 1, 2010, the Company is required to deliver shares of the Company’s common stock, cash or a combination of cash and shares of the Company’s common stock, which is at the Company’s election, inclusive of a make whole adjustment that could result in up to 11.23 additional shares issued per $1,000 principal amount of notes. This make whole adjustment is based on the sale price of the Company’s common stock.

At any time on or after June 6, 2010, the Company may redeem any of the notes for cash at a redemption price of 100% of their principal amount, plus accrued and unpaid interest, if any, up to but excluding the redemption date. Holders may require the Company to repurchase the notes at a repurchase price equal to 100% of their principal amount plus accrued and unpaid interest, if any, on June 1 of 2010, 2015 and 2020, or at any time prior to maturity upon the occurrence of a designated event.

The following table summarizes the Company’s long-term debt and other long-term liabilities:

	December 31, 2005	April 1, 2006
Convertible notes	$57,500	$57,500
Note payable	12,803	12,752
Capital lease obligation	798	646
Other	130	165

	71,231	71,063
Less: Current portion of note payable	(152)	(155)
Less: Current portion of capital lease obligation	(468)	(481)
Less: Other	(17)	(20)

	$70,594	$70,407

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects,”, “schedule” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on then-current expectations, beliefs, assumptions, estimates and forecasts about our business. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, consumer spending, the financial markets and the industries in which we and our partners operate, changes affecting the Internet, our ability to develop and maintain relationships with strategic partners and suppliers and the timing of our establishment, extension or termination of our relationship with strategic partners, our ability to timely and successfully develop, maintain and protect our technology confidential and proprietary information and product and service offerings, our ability to execute operationally, our ability to attract and retain qualified personnel, our ability to successfully integrate our acquisitions of other businesses, if any, the performance of any acquired businesses and the impact of SFAS 123(R). More information about potential factors that could affect us are described in “Risk Factors.” We expressly disclaim any intent or obligation to update these forward-looking statements.

Overview and Executive Summary

•	We are a leading provider of e-commerce solutions that enable retailers, branded manufacturers, entertainment companies and professional sports organizations to operate e-commerce businesses. We provide solutions for our partners through our integrated e-commerce platform, which is comprised of three components: technology, logistics and customer care and marketing services. Through our platform, we provide Web site administration, Web infrastructure and hosting, business intelligence, an e-commerce engine, order management, fulfillment, drop shipping, customer care, buying, interactive design, partnerships and alliances, content development and imaging, interactive marketing services and 1-to-1 marketing.

•	While we expect the opportunity for partnered e-commerce to continue to grow, we also anticipate continuing intense competition. We compete with in-house solutions and a variety of third-party vendors that provide e-commerce software or partial e-commerce solutions. To satisfy our existing partners and to continue to attract new partners, we offer a comprehensive and compelling value proposition that includes a high level of direct-to-consumer expertise and infrastructure. Through our solution, we help our partners grow their e-commerce businesses and use their e-commerce businesses as a channel to complement and enhance their offline businesses. Our solution is provided to partners on a platform that includes shared technology, logistics, supporting infrastructure and marketing services. To differentiate our solution in the marketplace, we continually add new services and functions to our platform. As part of our continuing efforts to add value to our platform, we evaluate opportunities to acquire complementary or new businesses or assets.

•	We grow our business by expanding the e-commerce businesses of our existing partners and by adding new partners. Generally, we launch the Web site of a new partner within three to nine months after entering into a contract with the new partner. We anticipate that new Web sites typically will contribute to our income from operations in their first full year of operations.

•	We derive virtually all of our revenues from sales of products by us through our partners’ e-commerce businesses and service fees earned by us in connection with the development and operation of our partners’ e-commerce businesses.

•	We generate cash from operating activities primarily in our fourth fiscal quarter due to the seasonality of our business. In our first fiscal quarter, we typically use cash from operating activities to satisfy accounts payable and accrued expenses incurred in the fourth fiscal quarter of our prior fiscal year. We typically have not generated cash from operating activities in our second and third fiscal quarters.

•	On January 26, 2006, we purchased outright all of the outstanding shares of Aspherio. We do not expect this acquisition to have a material impact on our financial results for fiscal 2006.

•	In March 2006, we received government economic development grants totaling $3.75 million, of which $2.9 million cash was received in the first quarter of fiscal 2006. Approximately $3.0 million of the grants was for the construction and renovation of our corporate headquarters and $.75 million was for the employee job training. These grants did not have a material impact on our results from operations for the three-month period ended April 1, 2006.

•	During the first quarter of fiscal 2006, we invested $2.4 million in the equity of WebCollage, Inc. and entered into an agreement with WebCollage, Inc. to provide content syndication solutions to our partners.

•	Effective January 1, 2006, we adopted SFAS 123(R), which requires recognition of compensation expense over the service period for all equity awards expected to vest. The adoption of this standard increased stock based compensation by $1.2 million due to the fact that we had a benefit last year from the mark-to-market of variable priced options of $0.8 million and expense in the first quarter of fiscal 2006 for previously granted stock options of $0.4 million. Under SFAS 123(R), we will no longer have the volatility in our stock-based compensation caused by options subject to this variable accounting.

Results of Operations

Comparison of the three-month periods ended April 2, 2005 and April 1, 2006

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

The following table shows net revenues by source for the first quarter of fiscal 2005 and the first quarter of fiscal 2006, the percentages that such revenues bear to total net revenues and the period over period changes in net revenues:

					First Qtr Fiscal 2006 vs. First Qtr Fiscal 2005
	First Qtr Fiscal 2005		First Qtr Fiscal 2006
	$	%	$	%	$	%
Net revenues from product sales - sporting goods	$39.8	43.5%	$55.8	48.9%	$16.0	40.2%
Net revenues from product sales - other	36.9	40.4%	35.8	31.3%	(1.1)	-3.0%

Net revenue from product sales	76.7	83.9%	91.6	80.2%	14.9	19.4%
Service fee revenue	14.7	16.1%	22.6	19.8%	7.9	53.7%

Net revenues	$91.4	100%	$114.2	100%	$22.8	24.9%

Net revenues increased $22.8 million in the first quarter of fiscal 2006. Of this increase, $14.3 million was attributable to the addition of partners that were launched after the first quarter of fiscal 2005, $6.1 million was attributable to growth in sales from partners’ e-commerce businesses that were operated for the entirety of both periods and $2.4 million was attributable to growth in sales from partners’ e-commerce businesses that were operated for part of the first quarter of fiscal 2005 and all of the first quarter of fiscal 2006. Net revenues from product sales included shipping revenue from the majority of partners from both our owned-inventory model and our partner-inventory model of $8.1 million for the first quarter of fiscal 2005 and $11.4 million for the first quarter of fiscal 2006.

Cost of Revenues

Cost of revenues consists of cost of revenues from product sales and cost of service fee revenues. Costs of revenues from product sales includes the cost of products sold and inbound freight related to those products, as well as outbound shipping and handling costs other than those related to promotional free shipping and subsidized shipping and handling which are included in sales and marketing expense. We specifically do not record cost of service fee revenue. The cost of the sales of the merchandise on which we earn service fees are incurred by our service-fee partners because they are the owners and sellers of the merchandise.

The following table shows cost of revenues for first quarter of fiscal 2005 and the first quarter of fiscal 2006, the percentages that such costs bear to total net revenues and the period over period changes in cost of revenues:

					Fiscal 2006 vs. Fiscal 2005
	First Qtr Fiscal 2005		First Qtr Fiscal 2006
	$	%	$	%	$	%
Cost of revenue from product sales	$57.6	63.1%	$67.1	58.8%	$9.5	16.5%

As a percentage of net revenues, cost of revenues from product sales decreased from 63.1% in the first quarter of fiscal 2005 to 58.8% in the first quarter of fiscal 2006. The improvement in cost of revenues as a percentage of net revenues resulted from the increase in service fee revenues of 53.7%, which have no associated cost of revenues, exceeding the increase in product sales of 19.4%. Cost of revenues from product sales as a percentage of net revenues from product sales decreased from 75.1% in the first quarter of fiscal 2005 to 73.3% in the first quarter of fiscal 2006.

Gross Profit

Gross profit consists of gross profit from product sales and gross profit from service fees. Because we do not record cost of service fee revenues, net revenues from service fees and gross profit from service fees are the same.

The following table shows gross profit for the first quarter of fiscal 2005 and the first quarter of fiscal 2006, the percentages that such gross profit bears to product sales, service fees and total net revenues and the period over period changes in gross profit:

									First Qtr Fiscal 2006 vs. First Qtr Fiscal 2005
	First Qtr Fiscal 2005				First Qtr Fiscal 2006
	$	% of Product Sales	% of Service Fees	% of Net Revenue	$	% of Product Sales	% of Service Fees	% of Net Revenue	$ Change	% Change
Gross profit from product sales	$19.1	24.9%	—		$24.6	26.9%	—		$5.5	28.8%
Gross profit from service fees	14.7	—	100%		22.6	—	100%		7.9	53.7%

Gross profit	$33.8			37.0%	$47.2			41.3%	$13.4	39.6%

The increase in gross profit as a percentage of net revenues from 37.0% to 41.3% is primarily due to the larger percentage increase in service fees over the percentage increase in product sales, which service fees have no associated cost of revenue. In addition, the increase in gross profit percentage for product sales from 24.9% to 26.9% was mainly due to increased sales for sporting goods, which carry a higher gross margin than product sales in the other category.

Operating Expenses

Operating expenses consist of sales and marketing expenses, product development expenses, general and administrative expenses and depreciation and amortization expenses.

The following table shows operating expenses for the first quarter of fiscal 2005 and the first quarter of fiscal 2006, the percentages that such expenses bear to net revenues and the period-over-period changes in operating expenses:

					First Qtr Fiscal 2006 vs. First Qtr Fiscal 2005
	First Qtr Fiscal 2005		First Qtr Fiscal 2006
	$	%	$	%	$ Change	% Change
Sales and marketing expenses	$21.0	23.0%	$30.7	26.9%	$9.7	46.2%
Product development expenses	6.6	7.2%	8.4	7.4%	1.8	27.3%
General and administrative expenses	4.8	5.3%	7.4	6.5%	2.6	54.2%
Depreciation and amortization expenses	3.1	3.4%	4.5	3.9%	1.4	45.2%

Total operating expenses	$35.5	38.9%	$51.0	44.7%	$15.5	43.7%

Sales and Marketing Expenses: Sales and marketing expenses include advertising and promotional expenses, including promotional free shipping and subsidized shipping and handling costs, online marketing fees, commissions to participants in the affiliate programs for our partners’ Web sites, fulfillment costs, customer care costs, credit card fees, merchandising costs and payroll and related expenses. These expenses also include partner revenue share charges, which are royalty payments made to our partners in exchange for the use of their brands, our partners’ promotion of their URLs, Web sites and toll-free telephone numbers in their marketing and communications materials, the implementation of programs to provide incentives to customers to shop through the e-commerce businesses that we operate for our partners and other programs and services provided to the customers of the e-commerce businesses that we operate for our partners.

Sales and marketing expenses increased $9.7 million in the first quarter of fiscal 2006 primarily due to a $3.2 million increase in marketing expense, which included increased partner revenue share charges, a $2.9 million increase in payroll and related costs principally in our customer care and fulfillment operations, a $1.1 million increase in credit card fees, a $0.6 million increase in stock-based compensation expense related to deferred partner revenue share charges resulting from higher product sales from a partner’s e-commerce business, a $0.5 million increase in stock-based compensation expense, a $0.5 million increase for third party customer care and approximately $0.9 million increase in other costs. The increases in these costs, except stock-based compensation, were principally caused by the addition of our higher sales volumes in the first quarter of fiscal 2006.

We had stock-based compensation expense related to the amortization of deferred partner revenue share charges of $0.5 million for the first quarter of fiscal 2005 and $1.1 million for the first quarter of fiscal 2006. As of the end of the first quarter of fiscal 2006, we had an aggregate of $5.8 million of deferred stock-based compensation remaining to be amortized.

Product Development Expenses: Product development expenses consist primarily of expenses associated with planning, maintaining and operating the technology platform on which we operate our partners’ e-commerce businesses and payroll and related expenses for engineering, production, creative and management information systems.

Product development expenses increased $1.8 million in the first quarter of fiscal 2006 primarily due to a $1.4 million increase in personnel and related costs attributable to a shift from external staffing to internal staffing, a $0.2 million increase in stock-based compensation expense and a $0.2 million increase in other product development costs. The increases in these costs were to support new partner launches, deliver enhanced functionality for our partners’ e-commerce businesses and continue to improve the capacity, stability and security of our e-commerce platform.

General and Administrative Expense: General and administrative expenses consist primarily of payroll and related expenses for executive, finance, human resources, legal, sales and administrative personnel, as well as bad debt expense and occupancy costs for our headquarters and other offices.

General and administrative expenses increased $2.6 million in the first quarter of fiscal 2006 primarily due to a $1.0 million increase in personnel and related costs incurred to support the growth of our business, a $0.8 million increase in stock-based compensation expense and a $0.8 million increase in professional fees attributable to audit and legal fees and other general and administrative expenses.

Depreciation and Amortization Expense: Depreciation and amortization expenses relate primarily to the depreciation of three buildings owned by us — our corporate headquarters in King of Prussia, Pennsylvania, our other facility in King of Prussia, Pennsylvania and our Louisville, Kentucky fulfillment center — the depreciation and amortization of the capitalized costs for our purchased and internally-developed technology, including a portion of the cost related to the employees that developed such technology, hardware and software, and the depreciation of improvements, furniture and equipment at our corporate headquarters, our Louisville and Shepherdsville, Kentucky fulfillment centers and our Melbourne, Florida customer contact center.

Depreciation and amortization expenses increased $1.4 million primarily due to increased technology purchases and capitalized costs related to internal-use software.

Income Taxes: Net operating losses generated through fiscal 2004 have been carried back to offset income taxes paid in prior years. The remaining net operating losses will be carried forward. As of the end of fiscal 2005, we had available net operating loss carryforwards of approximately $442.4 million which expire in the years 2006 through 2025. The use of certain net operating loss carryforwards are subject to annual limitations based on ownership changes of our stock, as defined by Section 382 of the Internal Revenue Code. We expect that net operating losses of approximately $251.8 million will expire before they can be used. Any otherwise recognizable deferred tax assets have been offset by a valuation allowance for the net operating loss carryforwards.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents and marketable securities. Our cash, cash equivalents, and marketable securities were $156.7 million as of the end of fiscal 2005 and $132.1 million as of the end of the first quarter of fiscal 2006.

In June 2005, we received proceeds of approximately $80.0 million, net of underwriter’s discount and offering expenses, from the completion of our public offering of common stock and convertible notes. We intend to use the net proceeds from the offering for working capital and general corporate purposes, including possible acquisitions.

We had working capital of $109.8 million as of the end of fiscal 2005 and $110.1 million as of the end of the first quarter of fiscal 2006, and we had an accumulated deficit of $174.0 million as of the end of fiscal 2005 and $178.4 million as of the end of the first quarter of fiscal 2006.

We used approximately $20.5 million in net cash for operating activities during the first quarter of fiscal 2006. Our principal sources of operating cash during the first quarter of fiscal 2006 were payments received from customers in our owned-inventory model and from partners in our partner-inventory model, which generally approximate our net revenues from product sales and our service fee revenues, respectively. Our principal uses of operating cash during the first quarter of fiscal 2006 were cash paid to product suppliers, which generally approximates our cost of revenues from product sales, employee compensation and partner revenue share payments. Changes in our operating assets and liabilities during the first quarter of fiscal 2006 resulted in a net cash outflow of $24.0 million. The most significant change was a decrease in accounts payable, accrued expenses and other, offset, in part, by a decrease in accounts receivable compared to the end of fiscal 2005. The decrease in accounts payable, accrued expenses and other was due primarily to a decrease in partner revenue share payments due at the end of the first quarter of fiscal 2006, which was related to higher sales volume in the fourth quarter of fiscal 2005. Our investing activities during the first quarter of fiscal 2006 consisted primarily of $3.7 million paid in capital expenditures and the acquisition of all of the outstanding shares of Aspherio, S.L. for $2.6 million and the investment in WebCollage Inc. for $2.4 million. Offsetting these outflows, we received cash of $2.9 million from a government economic development grant for the construction and renovation of our headquarters and we purchased $63.4 million and sold $72.0 million of marketable securities. Our financing activities during the first quarter of fiscal 2006 consisted primarily of the receipt of $2.2 million in gross proceeds from exercises of common stock options.

We used approximately $25.5 million in net cash for operating activities during the first quarter of fiscal 2005. Our principal sources of operating cash during the first quarter of fiscal 2005 were payments received from customers in our owned-inventory model and from partners in our partner-inventory model, which generally approximate our net revenues from product sales and our service fee revenues, respectively. Our principal uses of operating cash during the first quarter of fiscal 2005 were cash paid to product suppliers, which generally approximates our cost of revenues from product sales, employee compensation and partner revenue share payments. Changes in our operating assets and liabilities during the first quarter of fiscal 2005 resulted in a net cash outflow of $26.8 million. The most significant change was a decrease in accounts payable, accrued expenses and other, offset, in part, by a decrease in accounts receivable compared to the end of fiscal 2004. The decrease in accounts payable, accrued expenses and other was due primarily to a decrease in trade accounts payable due primarily to lower inventory levels at the end of the first quarter of fiscal 2005 and a decrease in amounts owed to partners, which were related to higher sales volume in the fourth quarter of fiscal 2004. Our investing activities during the first quarter of fiscal 2005 consisted primarily of the purchase of $9.2 million and sale of $32.0 million of marketable securities. During the first quarter of fiscal 2005, we also incurred capital expenditures of $6.8 million. Our financing activities during the first quarter of fiscal 2005 consisted primarily of the receipt of $1.2 million in gross proceeds from exercises of common stock options.

Certain Related Party Transactions

As of May 3, 2006, Liberty Media Corporation, through its subsidiary QVC, Inc., and QVC’s affiliate QK Holdings, Inc., beneficially owned 20.0% of our outstanding common stock, including a warrant which is exercisable on or before June 29, 2006 and a right to purchase common stock. We provide technology, procurement and fulfillment services for QVC, including selling sporting goods, recreational and/or fitness related equipment and related products, apparel and footwear to QVC for resale through the QVC Web site. We recognized net revenues of $0.2 million during the first quarter of fiscal 2006 on sales to QVC under this Web site development and distribution agreement. The terms of these sales are comparable to those with other similar partners. The amount included in accounts receivable related to these sales as of the first quarter of fiscal 2006 was $56,000.

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

We were the beneficial owner of Series C and Series D Convertible Preferred Stock of Odimo Incorporated, referred to as Odimo, and warrants to acquire additional shares of Series C and Series D Convertible Preferred Stock of Odimo. These securities were acquired in connection with the sale of certain assets of our Ashford.com subsidiary in 2002. In February 2005, Odimo completed an initial public offering of its common stock. Effective upon completion of Odimo’s initial public offering, we exercised our warrants and converted all of our shares of preferred stock acquired, along with our already held shares of preferred stock of Odimo, into an aggregate of 824,594 shares of common stock of Odimo. As of March 29, 2006, we owned approximately 11.5% of the outstanding common stock of Odimo. SOFTBANK Capital Partners LLC and its affiliates collectively own approximately 16.1% of the outstanding common stock of Odimo. SOFTBANK Capital Partners LLC and its affiliates collectively own approximately 18.3% of our outstanding common stock. Ronald D. Fisher, one of our directors, is vice-chairman of SOFTBANK Holdings Inc. and SOFTBANK Corp. and a managing general partner of SOFTBANK Capital Partners LP, which are affiliates of SOFTBANK Capital Partners LLC, and Michael S. Perlis, another of our directors, is venture partner of SOFTBANK Capital Partners LP.

In exchange for Rustic Canyon Partners forfeiting its right to designate one member to our board of directors on June 25, 2004, our board of directors approved the issuance to Rustic Canyon Partners of a warrant to purchase 12,500 shares of our common stock. The warrant has a term of five years and an exercise price equal to the market price of our common stock on the date immediately preceding the date of the approval of such issuance. Mark S. Menell, one of our directors, is a partner of Rustic Canyon Partners.

We entered into an agreement as of December 20, 2005 with Interactive Commerce Partners LLC, or ICP, for certain financial advisory services in connection with our evaluation of two proposed transactions: a proposed acquisition and a proposed strategic relationship. M. Jeffrey Branman, one of our directors, is President and owner of ICP. Under the agreement, we agreed to pay ICP $450,000 upon the successful consummation of the proposed acquisition and $50,000 upon the successful consummation of the proposed strategic relationship. On February 3, 2006, we agreed to pay ICP $350,000 in connection with the proposed acquisition, which we chose not to pursue. ICP also earned $50,000 upon the successful completion of the strategic relationship in the first quarter of fiscal 2006.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no significant changes in market risks for the three-month period ended April 1, 2006. See the information set forth in Part1, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commissions on March 15, 2006.

ITEM 4: CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation, as of April 1, 2006, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e).

Based on this evaluation, our chief executive officer and our chief financial officer have concluded that, as of April 1, 2006, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective at the reasonable assurance level, to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our chief executive officer and chief financial officer note that during the quarter ended April 1, 2006, we did not timely file a Current Report on Form 8-K to disclose the entry into a material definitive agreement as of March 7, 2006. We believe that the failure to timely file was due to human error and did not represent a deficiency in its disclosure controls and procedures. We are disclosing such information in Item 5, Part II (Other Information) of this Form 10-Q.

Changes in internal control over financial reporting. We monitor and evaluate on an ongoing basis our internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, we modify and refine our internal processes and controls as conditions warrant. As required by Rule 13a-15(d), our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended April 1, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter ended April 1, 2006.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

See Item 1 of Part I, “Financial Statements - Note 10 - Commitments and Contingencies.”

ITEM 1A: RISK FACTORS.

Risk Factors

Our Form 10-K for fiscal 2005 includes a detailed discussion of our risk factors. The information presented below is new and should be read in conjunction with the risk factors and information disclosed in our Form 10-K for fiscal 2005.

It may be difficult for a third-party to acquire us and this could depress our stock price.

Certain provisions of our amended and restated certificate of incorporation, bylaws, stockholder rights agreement and Delaware law may have the effect of discouraging, delaying or preventing transactions that involve any actual or threatened change in control. The rights issued under our stockholder rights agreement may be a substantial deterrent to a person acquiring beneficial ownership of 20% or more (or, in the case of any stockholder that as of April 2, 2006 beneficially owned 19% or more of the outstanding shares of common stock, 25.1% or more) of our common stock without the approval of our board of directors. The stockholder rights agreement would cause extreme dilution to such person.

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

Delaying or preventing a change in control of our company may reduce the number of investors interested in our common stock or the price that investors might be willing to pay for shares of our common stock and result in the market price being lower than it would be without these provisions.

See “— We are controlled by certain principal stockholders.”

We are controlled by certain principal stockholders.

As of May 3, 2006, Michael G. Rubin, our chairman and chief executive officer, beneficially owned 16.1%, funds affiliated with SOFTBANK Holdings Inc., or SOFTBANK, beneficially owned 18.2%, and Liberty Media Corporation, through its subsidiary QVC, Inc. and QVC’s affiliate QK Holdings, Inc. beneficially owned 20.0% of our outstanding common stock, including warrants and options to purchase common stock, which are exercisable on or before June 29, 2006. If they decide to act together, any two of Mr. Rubin, SOFTBANK, and Liberty would be in a position to exercise considerable control, and all three would be in a position to exercise complete control, over most matters requiring stockholder approval, including the election or removal of directors, approval of significant corporate transactions and the ability generally to direct our affairs. Furthermore, pursuant to stock purchase agreements, SOFTBANK and Liberty each have the right to designate up to one member of our board of directors. This concentration of ownership and the right of SOFTBANK and Liberty to designate members to our board of directors may have the effect of delaying or preventing a change in control of us, including transactions in which stockholders might otherwise receive a premium over prevailing market prices for our common stock. Furthermore, Mr. Rubin has entered into voting agreements with each of SOFTBANK and Liberty, and SOFTBANK and Liberty have entered into voting agreements with each other. The parties to these voting agreements have agreed to support the election of the directors designated by each of the other parties.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS WHO ARE NOT ALSO DIRECTORS.

No matters were submitted to a vote of our stockholders during the fiscal quarter ended April 1, 2006.

ITEM 5: OTHER INFORMATION.

2006 Leadership Bonus Plan

On March 7, 2006, our Compensation Committee approved the 2006 leadership bonus plan, which is not set forth in a written agreement, for certain management-level employees, including the executive officers. Under the 2006 leadership bonus plan, if we achieve an EBITDA target approved by the Compensation Committee, we will establish a fixed bonus pool to be paid out to eligible participants in cash. Each eligible participant’s bonus will be funded from this fixed pool and will be based upon a percentage of that participant’s base salary.

The 2006 leadership bonus plan sets an annual target bonus amount for each level of eligible employee based on our achieving EBITDA targets approved by the Compensation Committee. The bonus amount for senior management, including the executive officers, is equal to 50% of the individual’s base salary. If we achieve the minimum EBITDA target approved by the Compensation Committee, each eligible participant will receive a bonus equal to one-half of that individual’s target bonus amount. If we exceed the upper-end of the EBITDA targets approved by the Compensation Committee, each eligible participant will have the opportunity to receive the other half of that individual’s target bonus amount. In addition, the bonus amount actually received by a participant is subject to upward and downward adjustment based on that individual’s performance.

ITEM 6: EXHIBITS.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf on the date indicated by the undersigned thereunto duly authorized.

Date: May 9, 2006

GSI COMMERCE, INC.

By:	/s/ MICHAEL G. RUBIN
Michael G. Rubin
Chairman and Chief Executive Officer

By:	/s/ MICHAEL R. CONN
Michael R. Conn
Senior Vice President, Finance and Chief Financial Officer (principal financial officer & principal accounting officer)