Form 10-Q
period 2006-07-01
GSI COMMERCE INC
filed 2006-08-08
CIK 828750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006 or

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

Registrant’s telephone number, including area code (610) 491-7000

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

There were 45,326,870 shares of the registrant’s Common Stock outstanding as of the close of business on August 1, 2006.

FORM 10-Q

FOR THE QUARTER ENDED JULY 1, 2006

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

PART I

ITEM 1: FINANCIAL STATEMENTS

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	December 31, 2005	July 1, 2006
ASSETS

Current assets:
Cash and cash equivalents	$48,361	$20,339
Marketable securities	108,298	108,242
Accounts receivable, net of allowance of $727 and $547	24,288	22,564
Inventory	34,601	33,311
Prepaid expenses and other current assets	3,135	6,822

Total current assets	218,683	191,278

Property and equipment, net	87,851	91,327
Goodwill	13,932	17,786
Equity investments and other	1,210	3,393
Other assets, net of accumulated amortization of $7,885 and $10,157	10,970	11,755

Total assets	$332,646	$315,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,720	$47,024
Accrued expenses and other	42,949	31,301
Deferred revenue	6,573	11,481
Current portion of long-term debt and other	637	669

Total current liabilities	108,879	90,475

Convertible notes	57,500	57,500
Long-term debt and other	13,094	12,729

Total liabilities	179,473	160,704

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 4,990,000 shares authorized; 0 shares issued and outstanding as of December 31, 2005 and July 1, 2006	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 44,469,969 and 45,316,404 shares issued as of December 31, 2005 and July 1, 2006, respectively; 44,469,766 and
45,316,201 shares outstanding as December 31, 2005 and July 1, 2006, respectively	445	453
Additional paid in capital	329,103	336,814
Accumulated other comprehensive loss	(2,344)	(449)
Accumulated deficit	(174,031)	(181,983)

Total stockholders’ equity	153,173	154,835

Total liabilities and stockholders’ equity	$332,646	$315,539

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2005	July 1, 2006	July 2, 2005	July 1, 2006
Revenues:
Net revenues from product sales	$75,158	$94,526	$151,810	$186,183
Service fee revenues	16,716	25,102	31,422	47,688

Net revenues	91,874	119,628	183,232	233,871
Cost of revenues from product sales	57,439	73,036	115,026	140,102

Gross profit	34,435	46,592	68,206	93,769

Operating expenses:
Sales and marketing, inclusive of $927, $1,070, $1,110 and $2,378 of stock-based compensation	22,157	28,863	43,199	59,575
Product development, inclusive of $253, $228, $223 and $420 of stock-based compensation	6,689	8,763	13,248	17,166
General and administrative, inclusive of $553, $550, $155 and $973 of stock-based compensation	5,072	7,884	9,899	15,281
Depreciation and amortization	3,617	4,861	6,739	9,377

Total operating expenses	37,535	50,371	73,085	101,399

Other (income) expense:
Interest expense	413	777	646	1,555
Interest income	(475)	(1,494)	(818)	(2,984)
Other (income) expense	(93)	140	(208)	(10)
Impairment on investment	—	379	—	2,027

Total other (income) expense	(155)	(198)	(380)	588

Loss before income taxes and cumulative effect of change in accounting principle	(2,945)	(3,581)	(4,499)	(8,218)
Provision for income taxes	—	—	—	2

Loss before cumulative effect of change in accounting principle	(2,945)	(3,581)	(4,499)	(8,220)
Cumulative effect of change in accounting principle	—	—	—	268

Net loss	$(2,945)	$(3,581)	$(4,499)	$(7,952)

Basic and diluted loss per share:
Prior to cumulative effect of change in accounting principle	$(0.07)	$(0.08)	$(0.11)	$(0.19)

Cumulative effect of change in accounting principle	$—	$—	$—	$0.01

Net loss	$(0.07)	$(0.08)	$(0.11)	$(0.18)

Weighted average shares outstanding - basic and diluted	42,551	44,993	42,106	44,836

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	July 2, 2005	July 1, 2006
Cash Flows from Operating Activities:
Net loss	$(4,499)	$(7,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,739	9,377
Stock-based compensation	1,488	3,771
Investment impairment	—	2,027
Loss on disposal of equipment	—	79
Cumulative effect of change in accounting principle	—	(268)
Changes in operating assets and liabilities:
Accounts receivable, net	3,591	1,777
Inventory	4,665	1,293
Prepaid expenses and other current assets	(759)	(3,687)
Other assets, net	99	(2,794)
Accounts payable and accrued expenses and other	(37,281)	(24,922)
Deferred revenue	(1,923)	5,012

Net cash used in operating activities	(27,880)	(16,287)

Cash Flows from Investing Activities:
Acquisition of a controlling interest of a business, net of cash acquired	—	(2,629)
Cash paid for property and equipment	(12,508)	(14,314)
Proceeds from government grant related to corporate headquarters	—	2,925
Other deferred cost	(572)	95
Cash paid for equity investment	(136)	(2,435)
Purchases of marketable securities	(81,728)	(128,692)
Sales of marketable securities	43,000	128,775

Net cash used in investing activities	(51,944)	(16,275)

Cash Flows from Financing Activities
Proceeds from convertible notes	57,500	—
Debt issuance costs paid	(2,563)	—
Repayments of loan	(339)	—
Repayments of capital lease obligations	(268)	(269)
Repayments of mortgage note	(71)	(98)
Proceeds from sale of common stock	28,204	—
Equity issuance costs paid	(1,825)	—
Common stock repurchases	—	(203)
Proceeds from exercise of common stock options and warrants	2,605	5,084

Net cash provided by financing activities	83,243	4,514

Effect of exchange rate changes on cash and cash equivalents	—	26

Net increase (decrease) in cash and cash equivalents	3,419	(28,022)
Cash and cash equivalents, beginning of period	20,064	48,361

Cash and cash equivalents, end of period	$23,483	$20,339

Supplemental Cash Flow Information
Cash paid during the period for interest	$464	$1,631
Noncash Investing and Financing Activities:
Unrealized gain on investment in Odimo recorded at fair value	1,552	—
Changes in accrual for purchases of property and equipment	(907)	1,477
Common stock issued to finance acquisition	—	1,300

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

The financial statements presented include the accounts of the Company and all wholly and controlled majority-owned subsidiaries. All inter-company balances and transactions among consolidated entities have been eliminated.

This quarterly report should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements presented in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2006 as amended by Amendment No. 1 to Form 10-K filed with the SEC on May 1, 2006.

Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to those used in the current period. The Consolidated Statements of Operations for the three- and six-month periods ended July 2, 2005 have been reclassified, in accordance with Staff Accounting Bulletin 107, to present stock-based compensation within specific line items, as disclosed parenthetically, instead of presented separately as its own line item.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Equity Investments and Other: Equity investments and other primarily consist of investments in Odimo Incorporated (“Odimo”) and WebCollage Inc. (“WebCollage”). In accordance with Statement of Financial Accounting Standards (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) the Company has determined that the Odimo investment is available for sale, and therefore, temporary unrealized gains and losses are reported as a component of accumulated other comprehensive loss in stockholders’ equity.

In accordance with Financial Accounting Standards Board (“FASB”) Staff Position FAS115-1/124-1: “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the Company assesses whether declines in fair value of Odimo are considered other-than-temporary and records impairment expense for any declines in fair value that the Company determines to be other-than-temporary. Realized gains and losses are included in other income based on the specific identification method. Based on the Company’s inquiry and review of actions and activities of Odimo, the Company recognized an other-than-temporary impairment of $1,648 in first quarter of fiscal 2006 and $379 in the second quarter of fiscal 2006. The Company determined that the fair value is not expected to recover fully before the expected time of the sale of the investment. This other-than-temporary impairment is calculated per the quoted market value and is reflected as a separate line item in other (income) expense in the Consolidated Statements of Operations.

In February 2006, the Company acquired a minority interest in WebCollage through the purchase of preferred stock for $2,408, including direct acquisition costs. The Company accounts for its investment in WebCollage using the cost method in accordance with Accounting Principle Board (“APB”) Opinion 18: “The Equity Method of Accounting for Investments in Common Stock.” Since WebCollage is privately-held, the Company monitors this investment periodically to evaluate whether any changes in fair value become other-than-temporary. In connection with its investment in WebCollage, the Company also acquired a ten-year warrant to purchase 2,000 shares of WebCollage common stock which vests and becomes exercisable upon the achievement of certain performance conditions during the first three years following the issuance of the warrant. The fair value of the warrant will be determined when the performance conditions are met. As of July 1, 2006, none of the performance conditions have been met.

Other Assets, Net: Other assets, net consists primarily of deferred partner revenue share charges, prepaid revenue share payments and the underwriter’s discount and debt issuance costs related to the June 2005 public offering.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Deferred partner revenue share charges, resulting from the exercise of a right to receive 1,600 shares of the Company’s common stock in lieu of future cash partner revenue share payments were $6,978 as of December 31, 2005 and $5,014 as of July 1, 2006 and are currently being amortized as stock-based compensation expense as the partner revenue share expense is incurred over the term of the partners’ agreement. The partner revenue share expense incurred is based on actual revenues recognized in a given period and the imputed partner revenue share percentage, which is based on the value of the Company’s common stock that was issued upon exercise of the right. Once certain revenue thresholds are achieved by the partner, the remaining partner revenue share charges will be amortized on a straight-line basis over the remaining term of the contract, which ends in 2011. Stock-based compensation expense related to the amortization of deferred partner revenue share charges was $675 and $1,163 for the three- and six-month periods ended July 2, 2005, and $817 and $1,964 for the three- and six-month periods ended July 1, 2006, which is reflected within sales and marketing expense in the Consolidated Statements of Operations.

The total prepaid revenue share payments included in other assets were $0 as of December 31, 2005 and $2,813 as of July 1, 2006 and will be amortized on a straight-line basis over the remaining term of the contract, which ends in 2009, within sales and marketing expense in the Consolidated Statements of Operations.

In addition, other assets include the underwriter’s discount and debt issuance costs of $2,589 as of July 1, 2006, relating to the June 1, 2005 public offering of $57,500 aggregate principal amount of 3% convertible unsecured notes due June 1, 2025. The underwriter’s discount and debt issuance costs are being amortized using the straight-line method which approximates the effective interest method. Total amortization related to the underwriter’s discount and debt issuance costs, which is reflected as a portion of interest expense, was $43 for the three- and six-month periods ended July 2, 2005, and $129 and $259 for the three- and six-month periods ended July 1, 2006.

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

The Company considers the criteria presented in Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” in determining the appropriate revenue recognition treatment. Generally, when the Company is the primary obligor in a transaction, has general inventory risk, has established the selling price, has discretion in supplier selection, has physical loss inventory risk after order placement or during shipping and has credit risk, or has several but not all of these indicators, it records revenue gross as a principal.

Deferred revenue consists primarily of fees paid to the Company in advance for service fees related to enhancements to its partners’ e-commerce businesses which are recognized ratably over the service period or upon completion of the service. The Company recognizes amounts received from the sale of gift certificates redeemable through its partners’ e-commerce businesses when the gift certificates are redeemed.

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

Sales and Marketing: Sales and marketing expenses include fulfillment costs, customer care costs, credit card fees, net partner revenue share charges, net advertising and promotional expenses incurred by the Company on behalf of its partners’ e-commerce businesses, and payroll related to the buying, business management and marketing functions of the Company. Net partner revenue share charges are royalty payments made to the Company’s partners in exchange for the use of their brands, the promotion of its partners’ URLs, Web sites and toll-free telephone numbers in their marketing and communications materials, the implementation of programs to provide incentives to customers to shop through the

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

e-commerce businesses and other programs and services provided to the customers of the e-commerce businesses that the Company operates for its partners, net of amounts reimbursed to the Company by its partners. Partner revenue share charges were $2,629 and $4,435 for the three- and six-month periods ended July 2, 2005, and $2,371 and $5,854 for the three- and six-month periods ended July 1, 2006.

Shipping and Handling Costs: The Company defines shipping and handling costs as only those costs incurred for a third-party shipper to transport products to the customer and these costs are included in cost of revenues from product sales. In some instances, shipping and handling costs exceed shipping charges to the customer and are subsidized by the Company. Additionally, the Company selectively offers promotional free shipping whereby it ships merchandise to customers free of all shipping and handling charges. The cost of promotional free shipping and subsidized shipping and handling was $954 and $1,826 for the three- and six-month periods ended July 2, 2005, and $1,293 and $2,434 for the three- and six-month periods ended July 1, 2006 and are included in sales and marketing expense.

Fulfillment Costs: The Company defines fulfillment costs as personnel, occupancy and other costs associated with its fulfillment centers, personnel and other costs associated with its logistical support and vendor operations departments and third-party warehouse and fulfillment services costs. Fulfillment costs were $6,224 and $13,000 for the three- and six-month periods ended July 2, 2005, and $8,230 and $16,334 for the three- and six-month periods ended July 1, 2006, and are included in sales and marketing expense.

Advertising: The Company expenses the cost of advertising, which includes online marketing fees, media, agency and production expenses, in accordance with the AICPA Accounting Standards Executive Committee’s Statement of Position 93-7, “Reporting on Advertising Costs.” Advertising production costs are expensed the first time the advertisement runs. Online marketing fees and media (television, radio and print) placement costs are expensed in the month the advertising appears. Agency fees are expensed as incurred. Net advertising and promotional expenses include promotional free shipping and subsidized shipping and handling costs and are net of amounts reimbursed to the Company by its partners. Advertising costs were $1,864 and $3,737 for the three- and six-month periods ended July 2, 2005, and $2,325 and $5,203 for the three-and six-month periods ended July 1, 2006, and are included in sales and marketing expenses.

Product Development: Product development expenses consist primarily of expenses associated with planning, maintaining and operating the Company’s partners’ e-commerce businesses, and payroll and related expenses for the Company’s technology information systems and creative departments. Costs incurred to develop internal-use computer software during the application development stage, including those relating to developing the Company’s partners’ Web sites, generally are capitalized. Costs of enhancements to internal-use computer software are also capitalized, provided that these enhancements result in additional functionality.

Stock-Based Compensation: Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic method prescribed in APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense for stock options issued to employees was measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company accounted for stock-based compensation for stock options and warrants issued to non-employees in accordance with SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees.” Accordingly, compensation expense for stock options and warrants issued to non-employees was measured using a Black-Scholes valuation model that takes into account significant assumptions as to the expected life of the option or warrant, the expected volatility of the Company’s common stock and the risk-free interest rate over the expected life of the option or warrant. Compensation expense for restricted stock awards was recorded on a straight-line method over the vesting period.

Effective January 1, 2006, the Company adopted SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective approach, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period during which awards are expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of the Company’s common stock and the fair value of stock options is determined using the Black-Scholes

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

valuation model, which is consistent with the valuation techniques previously utilized by the Company for options in the proforma disclosures required under SFAS 123. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS 123(R) for all unvested options as of January 1, 2006. The estimation of the number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

The adoption of SFAS 123(R) resulted in a cumulative benefit from accounting change of $268 and a decrease in loss per share of $0.01 in the first quarter of fiscal 2006, which reflects the cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted. The incremental stock-based compensation expense recognized due to the adoption of SFAS 123(R) for the three- and six-month periods ended July 1, 2006 was $392 and $845.

Prior to the adoption of SFAS 123(R), the Company presented tax benefits resulting from stock-based compensation as operating cash flows within the Consolidated Statements of Cash Flows. SFAS 123(R) requires that cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements be classified as financing cash inflows within the consolidated statements of cash flows. There was no tax benefit resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes for the six-month period ended July 1, 2006.

Stock-based compensation in the three- and six-month periods ended July 2, 2005 was determined using the intrinsic value method. The following table provides supplemental information for the three- and six-month periods ended July 2, 2005 as if stock-based compensation had been computed under SFAS 123:

	Three Months Ended July 2, 2005	Six Months Ended July 2, 2005
Net loss, as reported	$(2,945)	$(4,499)
Add: Stock-based compensation expense included in reported net loss	1,049	326
Deduct: Total stock-based compensation expense determined under fair value based method for all stock options and awards	(5,548)	(6,936)

Pro forma net loss	$(7,444)	$(11,109)

Loss per share - basic and diluted:
As reported - basic and diluted	$(0.07)	$(0.11)
Pro forma - basic and diluted	$(0.17)	$(0.26)

The fair value of options granted under the 1996 Equity Incentive Plan during the three- and six- month period ended July 2, 2005 were estimated on the date of grant using the Black-Scholes multiple option pricing model, with the following weighted average assumptions:

Assumption	Three Months Ended July 2, 2005	Six Months Ended July 2, 2005
Dividend yield	None	None
Expected volatility	57.25%	69.33%
Average risk free interest rate	3.76%	3.84%
Average expected lives	1.58 years	1.70 years

There were no options granted during the three- and six-month periods ended July 1, 2006.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

New Accounting Pronouncements:

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of the adoption of this interpretation on the Company’s results of operations and financial condition.

NOTE 3—CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company had cash and cash equivalents of $48,361 as of December 31, 2005 and $20,339 as of July 1, 2006 and marketable securities of $108,298 as of December 31, 2005 and $108,242 as of July 1, 2006 invested with three financial institutions, which are potentially subject to credit risk. The composition of these investments is regularly monitored by management of the Company.

Marketable securities, which consist of investments in various debt securities, are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded as a component of stockholders’ equity. As of July 1, 2006, all securities had dates to maturity of less than two years, except for auction rate securities which have interest reset dates of approximately 30 to 45 days. The Company classifies all of its available-for-sale securities as current assets, as these securities represent investments available for current corporate purposes. All investments in marketable securities with original maturities of greater than 90 days are accounted for in accordance with SFAS 115. At December 31, 2005 and July 1, 2006, the Company held $58,500 and $59,700, respectively, of investments in auction rate securities classified as available-for-sale. Investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates. Despite the long-term nature of their stated contractual maturities, there is a ready liquid market for these securities based on the interest reset mechanism. All income generated from these marketable securities is recorded as interest income. Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in other (income) expense in the Consolidated Statements of Operations.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Marketable securities, at estimated fair value, consist of the following:

	December 31, 2005
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities	$58,500	$—	$58,500
Corporate bonds	31,270	(224)	31,046
U.S. government agency securities	19,002	(250)	18,752

	$108,772	$(474)	$108,298

	July 1, 2006
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities	$59,700	$—	$59,700
Corporate bonds	31,786	(239)	31,547
U.S. government agency securities	17,203	(208)	16,995

	$108,689	$(447)	$108,242

The Company considered the nature of these marketable securities, which are primarily U.S. government agency securities and corporate bonds, the amount of the impairments relative to the carrying value of the related investments and the duration of the impairments, and concluded that the impairments were not other-than-temporary.

The amortized cost and estimated fair value of investments in marketable securities as of July 1, 2006, by contractual maturity, are as follows:

	Amortized Cost	Estimated Fair Value
Due within one year	$66,414	$66,144
Due after one year through five years	14,025	13,848
Due after five years through ten years	—	—
Due after ten years	28,250	28,250

	$108,689	$108,242

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

NOTE 5—PROPERTY AND EQUIPMENT

The major classes of property and equipment, at cost, as of December 31, 2005 and July 1, 2006 are as follows:

	December 31, 2005	July 1, 2006
Computer hardware and software	$71,987	$84,295
Building and building improvements	41,085	38,687
Furniture, warehouse and office equipment, and other	16,703	19,520
Land	7,663	7,663
Leasehold improvements	997	949
Capitalized lease	1,692	1,692
Construction in progress	295	127

	140,422	152,933
Less: Accumulated depreciation	(52,571)	(61,606)

Property and equipment, net	$87,851	$91,327

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

NOTE 6—STOCKHOLDERS EQUITY

Rights Agreement

On April 2, 2006, the Board of Directors authorized 95 shares of Series A Junior Participating Preferred Stock (“Series A”) and declared a dividend distribution of one right (a “Right”) for each outstanding share of common stock to the stockholders of record upon the close of business on April 14, 2006. Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share of Series A, at a price of $85 per unit, subject to adjustment. However, the Rights are not exercisable unless certain events occur, such as a person or group acquiring or obtaining the right to acquire, or making a tender offer or exchange offer for, beneficial ownership of 20% or more of our outstanding common stock (or, in the case of any stockholder that as of April 2, 2006 beneficially owned 19% or more of our outstanding shares of common stock, 25.1% or more). Upon exercise of the Right, each holder of a Right will have the right to receive our common stock or other consideration having a value equal to two times the exercise price of the Right. Additionally, at certain times, we have the right to redeem the Rights in whole, but not in part, at a price of $.001 per Right. The description and terms of the Rights are set forth in a Rights Agreement, dated April 2, 2006. The Rights will expire on April 14, 2016, unless the Rights are earlier redeemed or exchanged in accordance with the terms of the Rights Agreement. As of July 1, 2006, no shares of Series A are issued or outstanding.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

NOTE 7—STOCK AWARDS

The Company currently maintains the 2005 Equity Incentive Plan (“the Plan”) which provides for the grant of equity to certain employees, directors and other persons. Until June 30, 2005, the Company issued equity awards under the 1996 Equity Incentive Plan. As of July 1, 2006, 1,322,001 shares of common stock were available for future grants under the Plan. The equity awards granted under the Plan generally vest at various times over periods ranging up to five years and have terms of up to ten years after the date of grant, unless the optionee’s services to the Company is interrupted or terminated. Stock appreciation rights (“SARs”) may be granted under the Plan either alone or in tandem with stock options. No SARs have been granted to date under the plan.

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective approach, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period during which awards are expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of the Company’s common stock, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the valuation techniques previously utilized by the Company for options in the proforma disclosures required under SFAS 123. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS 123(R) for all unvested options as of January 1, 2006. The estimation of the number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

Stock Options and Warrants

The following table summarizes the stock option activity for the six-month period ended July 1, 2006:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	6,145	$9.82
Granted	—	—
Exercised	(429)	$7.67
Forfeited/Cancelled	(85)	$10.03

Outstanding at July 1, 2006	5,631	$9.98	6.41	$22,712

Exercisable at July 1, 2006	4,743	$10.06	6.22	$19,193

During the three and six months ended July 1, 2006, there were no stock options granted. During the three- and six-month period ended July 2, 2005, the Company granted to employees options to purchase an aggregate of 1,178 and 1,236 shares of the Company’s common stock at weighted average fair value at grant date of $13.75 and $13.80. The total intrinsic value of options exercised during the three and six months ended July 1, 2006 was $951 and $3,641 determined as of the date of exercise. Cash proceeds from options exercised during the six months ended July 1, 2006 was $3,284. The total stock-based compensation cost recognized for stock options for the three- and six-month periods ended July 2, 2005 was $558 and $(237) and for the three- and six-month periods ended July 1, 2006 was $392 and $845. As of July 1, 2006, there was approximately $1,217 of unrecognized compensation cost, net of forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately one year.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The following table summarizes the warrant activity for the six-month period ended July 1, 2006:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	815	$7.71
Granted	—	—
Exercised	(305)	$6.05
Forfeited/Cancelled	(20)	$6.79

Outstanding at July 1, 2006	490	$8.77	2.27	$3,056

Exercisable at July 1, 2006	290	$13.10	3.75	$3,056

During the three months ended July 1, 2006, 305 warrants were exercised with a weighted average exercise price of $6.05 and 20 warrants were forfeited with a weighted average exercise price of $6.79. No warrants were granted by the Company during fiscal 2005 and the first six months of fiscal 2006. The total intrinsic value of warrants exercised for the three months ended July 1, 2006 was $2,281 determined as of the date of exercise. Cash proceeds from warrant exercises during the six months ended July 1, 2006 was $1,800. No warrant activity occurred during the six months ended July 2, 2005.

The following table summarizes information regarding options and warrants outstanding and exercisable as of July 1, 2006:

Range of Exercise Prices	Outstanding			Exercisable
	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$0.01 - $6.20	1,911	4.45	$4.83	1,663	$4.84
$6.21 - $10.89	2,153	6.73	9.35	1,321	9.05
$10.90- $24.69	2,057	6.92	15.14	2,049	15.14

$0.01 - $24.69	6,121	6.08	$9.89	5,033	$9.94

Restricted Stock Units

The Company also has issued restricted stock units to certain employees. The grant-date fair value of restricted stock units is based on the market price of the stock, and compensation cost is amortized to expense on a straight-line basis over the vesting period during which employees perform services.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The following summarizes the restricted stock unit activity for the six-month period ended July 1, 2006:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested shares at December 31, 2005	301	$14.82
Granted	639	$15.39
Vested	(35)	$14.84
Forfeited/Cancelled	(50)	$15.04

Nonvested shares at July 1, 2006	855	$15.23	$11,568

During the six-month period ended July 2, 2005, the Company granted to employees restricted stock units at $0.01 per share to purchase an aggregate of 239 shares of the Company’s common stock at a weighted average fair value at grant date of $14.17. The total intrinsic value of restricted stock units vested during the three and six months ended July 1, 2006 was $163 and $565 determined as of the date of their release. The total stock-based compensation cost recognized for the three and six months ended July 1, 2006 for restricted stock units was $623 and $934. As of July 1, 2006, there was approximately $7,321 of unrecognized compensation cost, net of forfeitures, related to nonvested stock units, which is expected to be recognized over a weighted average remaining period of approximately 3.0 years.

Restricted Stock Awards

The Company also has issued restricted stock awards to certain employees. The total stock-based compensation cost recognized for the three and six months ended July 1, 2006 for restricted stock awards was $16 and $28. As of July 1, 2006, there was approximately $127 of unrecognized compensation cost, net of forfeitures, related to nonvested stock awards, which is expected to be recognized over a weighted average remaining period of approximately 2.1 years. At December 31, 2005, there were nonvested restricted stock awards of 19 shares with a weighted average grant date fair value of $9.47. No restricted stock awards were granted during the six-month period ended July 2, 2005 or July 1, 2006. For the three- and six-month periods ended July 1, 2006, one restricted stock award vested with a weighted average grant date fair value of $10.88 and an intrinsic value of $10. As of July 1, 2006, the Company had nonvested restricted stock awards of 18 shares for certain employees with a weighted average grant date fair value of $9.42.

NOTE 8—LOSS PER SHARE

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The amounts used in calculating loss per share data are as follows:

	Three Months Ended		Six Months Ended
	July 2, 2005	July 1, 2006	July 2, 2005	July 1, 2006
Net loss attributable to common shares	$(2,945)	$(3,581)	$(4,499)	$(7,952)

Weighted average shares outstanding - basic and diluted	42,551	44,993	42,106	44,836

Outstanding common stock options having no dilutive effect	6,684	5,631	6,684	5,631

Outstanding common stock warrants having no dilutive effect	815	490	815	490

Nonvested restricted stock having no dilutive effect	244	874	244	874

Convertible notes having no dilutive effect	3,229	3,229	3,229	3,229

The potential number of common shares and dilution from the Series A Junior Participating Preferred Stock cannot be determined because these shares are not exercisable unless certain future contingent events occur (See Note 6).

NOTE 9 – COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
	July 2, 2005	July 1, 2006	July 2, 2005	July 1, 2006
Net loss	$(2,945)	$(3,581)	$(4,499)	$(7,952)
Other comprehensive loss:
Net unrealized gain (loss) on available-for-sale securities	(31)	40	(80)	26
Unrealized gain (loss) on investment in Odimo recorded at fair value	(668)	(379)	1,552	(156)
Add: reclassification adjustment for losses realized in net income	—	379	—	2,027

Other comprehensive income (loss)	(699)	40	1,472	1,897

Comprehensive loss	$(3,644)	$(3,541)	$(3,027)	$(6,055)

NOTE 10—MAJOR SUPPLIERS/ECONOMIC DEPENDENCY

The Company purchased inventory from one supplier amounting to $24,576 or 49.3% of total inventory purchased during the three-month period ended July 2, 2005 and $49,289 or 49.0% of total inventory purchased during the six-month period ended July 2, 2005.

The Company purchased inventory from one supplier amounting to $27,052 or 42.6% of total inventory purchased during the three-month period ended July 1, 2006 and $43,733 or 37.3% of total inventory purchased during the six-month period ended July 1, 2006.

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

Advertising and Media Agreements

As of July 1, 2006, the Company was contractually committed for the purchase of future advertising for the promotion of the Company’s partners’ e-commerce sites totaling approximately $131 for fiscal 2006 and $275 for fiscal 2007. The expense related to these commitments will be recognized in accordance with the Company’s accounting policy related to advertising (see Note 2).

Partner Revenue Share and Other Partner Agreement Payments

As of July 1, 2006, subject to the satisfaction of certain conditions, the Company was contractually committed to future minimum cash revenue share and other partner agreement payments as follows:

Fiscal Year Ended	Partner Revenue Share and Other Partner Agreement Payments
2006	$10,701
2007	17,550
2008	19,825
2009	20,500
2010	8,675
Thereafter	—

Total conditional future minimum cash revenue share and other partner agreement payments	$77,251

NOTE 12—BUSINESS SEGMENTS

The Company operates in one principal business segment. The Company provides e-commerce solutions that enable retailers, branded manufacturers, entertainment companies and professional sports organizations to operate e-commerce businesses. The Company provides solutions for its partners through its integrated e-commerce platform, which is comprised of three components — technology, logistics and customer care, and marketing services. Through the Company’s integrated e-commerce platform, it provides Web site administration, Web infrastructure and hosting, business intelligence, an e-commerce engine, order management, fulfillment, drop shipping, customer care, buying, interactive design, partnerships and alliances, content development and imaging, interactive marketing and 1-to-1 marketing. The Company currently derives virtually all of its revenues from the sales of products by the Company through its partners’ e-commerce businesses and service fees earned by the Company in connection with the development and operation of its partner’s e-commerce businesses. Substantially all of the Company’s net revenues and operating results are in the United States. Net revenues and operating results outside of the United States are not significant. Substantially all of the Company’s identifiable assets are in the United States.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

NOTE 13—LONG-TERM DEBT AND OTHER

On June 1, 2005, the Company completed a public offering of $57.5 million aggregate principal amount of 3% convertible unsecured notes due June 1, 2025, raising net proceeds of approximately $55.0 million, net of approximately $2.5 million of underwriter’s discount and debt issuance costs. The underwriter’s discount and debt issuance costs are being amortized into interest expense using the straight-line method which approximates the effective interest method. The convertible unsecured notes bear interest at 3%, payable semi-annually on June 1 and December 1.

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

The following table summarizes the Company’s long-term debt and other long-term liabilities:

	December 31, 2005	July 1, 2006
Convertible notes	$57,500	$57,500
Note payable	12,803	12,714
Capital lease obligation	798	529
Other	130	155

	71,231	70,898
Less: Current portion of note payable	(152)	(157)
Less: Current portion of capital lease obligation	(468)	(491)
Less: Other	(17)	(21)

	$70,594	$70,229

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects,”, “schedule” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on then-current expectations, beliefs, assumptions, estimates and forecasts about our business. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, consumer spending, the financial markets and the industries in which we and our partners operate, changes affecting the Internet, our ability to develop and maintain relationships with strategic partners and suppliers and the timing of our establishment, extension or termination of our relationship with strategic partners, our ability to timely and successfully develop, maintain and protect our technology, confidentiality and proprietary information, and product and service offerings, our ability to execute operationally, our ability to attract and retain qualified personnel, our ability to successfully integrate our acquisitions of other businesses, if any, the performance of any acquired businesses and the impact of SFAS 123(R). More information about potential factors that could affect us are described in Part II, Section 1A under the heading “Risk Factors.” We expressly disclaim any intent or obligation to update these forward-looking statements.

Executive Overview

•	We are a leading provider of e-commerce solutions that enable retailers, branded manufacturers, entertainment companies and professional sports organizations to operate e-commerce businesses. We provide solutions for our partners through our integrated e-commerce platform, which is comprised of three components: technology, logistics and customer care and marketing services. Through our platform, we provide Web site administration, Web infrastructure and hosting, business intelligence, an e-commerce engine, order management, fulfillment, drop shipping, customer care, buying, interactive design, partnerships and alliances, content development and imaging, interactive marketing services and 1-to-1 marketing.

•	While we expect the opportunity for partnered e-commerce to continue to grow, we also anticipate continuing intense competition. We compete with in-house solutions and a variety of third-party vendors that provide e-commerce software or partial e-commerce solutions. To satisfy our existing partners and to continue to attract new partners, we offer a comprehensive and compelling value proposition that includes a high level of direct-to-consumer expertise and infrastructure. Through our solution, we help our partners grow their e-commerce businesses and use their e-commerce businesses as a channel to complement and enhance their offline businesses. Our solution is provided to partners on a platform that includes shared technology, logistics, supporting infrastructure and marketing services. To differentiate our solution in the marketplace, we continually add new services and functions to our platform. As part of our continuing efforts to add value to our platform, we evaluate opportunities to acquire complementary or new businesses or assets.

•	We grow our business by expanding the e-commerce businesses of our existing partners and by adding new partners. Generally, we launch the Web site of a new partner within three to nine months after entering into a contract with the new partner. We anticipate that new Web sites typically will contribute to our income from operations in their first full year of operations.

•	We derive virtually all of our revenues from sales of products by us through our partners’ e-commerce businesses and service fees earned by us in connection with the development and operation of our partners’ e-commerce businesses.

•	We generate cash from operating activities primarily in our fourth fiscal quarter due to the seasonality of our business. In our first fiscal quarter, we typically use cash from operating activities to satisfy accounts payable and accrued expenses incurred in the fourth fiscal quarter of our prior fiscal year. We typically have not generated cash from operating activities in our second and third fiscal quarters.

•	During our first fiscal quarter of 2006, we purchased outright all of the outstanding shares of Aspherio S.L., a Barcelona, Spain-based provider of outsourced e-commerce solutions. We do not expect this acquisition to have a material impact on our financial results for fiscal 2006.

•	Effective January 1, 2006, we adopted SFAS 123(R), which requires recognition of compensation expense over the service period for all equity awards expected to vest. The adoption of this standard increased stock based compensation for the six-month period ended July 1, 2006 by $1.1 million due to the fact that we had a benefit last year from the mark-to-market of variable priced options of $0.3 million and expense in the first six months of fiscal 2006 for previously granted stock options of $0.8 million. Under SFAS 123(R), we will no longer have the volatility in our stock-based compensation caused by options subject to this variable accounting.

Results of Operations

Three-month period ended July 2, 2005 and July 1, 2006 (amounts in tables in millions):

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

	Second Qtr Fiscal 2005		Second Qtr Fiscal 2006		Second Qtr Fiscal 2006 vs. Second Qtr Fiscal 2005
	$	%	$	%	$ Change	% Change
Net revenues from product sales - sporting goods	$41.9	45.6%	$54.7	45.7%	$12.8	30.6%
Net revenues from product sales - other	33.3	36.2%	39.8	33.3%	6.5	19.4%

Net revenue from product sales	75.2	81.8%	94.5	79.0%	19.3	25.6%
Service fee revenue	16.7	18.2%	25.1	21.0%	8.4	50.2%

Net revenues	$91.9	100%	$119.6	100%	$27.7	30.1%

Net revenues increased $27.7 million in the second quarter of fiscal 2006. Of this increase, $16.4 million was attributable to the addition of partners that were launched after the second quarter of fiscal 2005, $10.4 million was attributable to growth in sales from partners’ e-commerce businesses that were operated for the entirety of both periods and $0.9 million was attributable to growth in sales from partners’ e-commerce businesses that were operated for part of the second quarter of fiscal 2005 and all of the first six months of fiscal 2006. Net revenues from product sales included shipping revenue from certain partners from both our owned-inventory model and our partner-inventory model of $8.2 million for the second quarter of fiscal 2005 and $12.0 million for the second quarter of fiscal 2006.

Service revenues increased $8.4 million in the second quarter of fiscal 2006. Of this increase, $7.4 million was attributable to the addition of partners from our of partner-inventory model that were launched after the second quarter of fiscal 2005.

Cost of Revenues

Cost of revenues consists of cost of revenues from product sales. Costs of revenues from product sales includes the cost of products sold and inbound freight related to those products, as well as outbound shipping and handling costs other than those related to promotional free shipping and subsidized shipping and handling which are included in sales and marketing expense. We specifically do not record cost of service fee revenue. The cost of the sales of the merchandise on which we earn service fees are incurred by our service-fee partners because they are the owners and sellers of the merchandise.

	Second Qtr Fiscal 2005		Second Qtr Fiscal 2006		Second Qtr Fiscal 2006 vs. Second Qtr Fiscal 2005
	$	% of Net Revenues from Product Sales	$	% of Net Revenues from Product Sales	$ Change	% Change
Cost of revenue from product sales	$57.5	76.5%	$73.0	77.3%	$15.5	27.0%

As a percentage of net revenues from product sales, cost of revenues from product sales increased from 76.5% in the second quarter of fiscal 2005 to 77.3% in the second quarter of fiscal 2006. Cost of revenues from product sales as a percentage of net revenues decreased from 62.6% in the second quarter of fiscal 2005 to 61.0% in the second quarter of fiscal 2006. This improvement in cost of revenues as a percentage of net revenues resulted from the increase in service fee revenues of 50.2%, which have no associated cost of revenues, exceeding the increase in product sales of 25.6%.

Gross Profit

Gross profit consists of gross profit from product sales and net revenues from service fees. Because we do not record cost of service fee revenues, net revenues from service fees and gross profit from service fees are the same.

	Second Qtr Fiscal 2005				Second Qtr Fiscal 2006				Second Qtr Fiscal 2006 vs. Second Qtr Fiscal 2005
	$	% of Product Sales	% of Service Fees	% of Net Revenue	$	% of Product Sales	% of Service Fees	% of Net Revenue	$ Change	% Change
Gross profit from product sales	$17.7	23.5%	—		$21.5	22.7%	—		$3.8	21.3%
Gross profit from service fees	16.7	—	100%		25.1	—	100%		8.4	50.2%

Gross profit	$34.4			37.4%	$46.6			39.0%	$12.2	35.3%

The increase in gross profit as a percentage of net revenues from 37.4% to 39.0% is primarily due to the larger percentage increase in service fees over the percentage increase in product sales, which service fees have no associated cost of revenue. The gross profit percentage for product sales decreased from 23.5% to 22.7% mainly due to a decrease in margin for product sales in the other category, partially offset by increase in margin for product sales in the sporting goods category.

Operating Expenses

Operating expenses consist of sales and marketing expenses, product development expenses, general and administrative expenses and depreciation and amortization expenses.

	Second Qtr Fiscal 2005		Second Fiscal 2006		Second Qtr Fiscal 2006 vs. Second Qtr Fiscal 2005
	$	% of Net Revenues	$	% of Net Revenues	$ Change	% Change
Sales and marketing expenses	$22.1	24.1%	$28.8	24.1%	$6.7	30.3%
Product development expenses	6.7	7.3%	8.8	7.3%	2.1	31.3%
General and administrative expenses	5.1	5.5%	7.9	6.6%	2.8	54.9%
Depreciation and amortization expenses	3.6	3.9%	4.9	4.1%	1.3	36.1%

Total operating expenses	$37.5	40.8%	$50.4	42.1%	$12.9	34.4%

Sales and Marketing Expenses: Sales and marketing expenses include net advertising and promotional expenses, including promotional free shipping and subsidized shipping and handling costs, online marketing fees, commissions to participants in the affiliate programs for our partners’ Web sites, fulfillment costs, customer care costs, credit card fees, merchandising costs and payroll and related expenses. These expenses also include net partner revenue share charges, which are royalty payments made to our partners in exchange for the use of their brands, our partners’ promotion of their URLs, Web sites and toll-free telephone numbers in their marketing and communications materials, the implementation of programs to provide incentives to customers to shop through the e-commerce businesses that we operate for our partners and other programs and services provided to the customers of the e-commerce businesses that we operate for our partners, net of amounts reimbursed by our partners.

Sales and marketing expenses increased $6.7 million in the second quarter of fiscal 2006 primarily due to a $3.1 million increase in payroll and related costs principally in our customer care and fulfillment operations, a $1.3 million increase in credit card fees, a $0.8 million increase in marketing expense, a $0.5 million increase for third party customer care and a $1.0 million increase in other costs. The increases in these costs were principally caused by the addition of our higher sales volumes in the second quarter of fiscal 2006. As a percentage of net revenues, sales and marketing expense remained relatively constant.

Product Development Expenses: Product development expenses consist primarily of expenses associated with planning, maintaining and operating the technology platform on which we operate our partners’ e-commerce businesses and payroll and related expenses for our technology information systems and creative departments.

Product development expenses increased $2.1 million in the second quarter of fiscal 2006 primarily due to a $0.9 million increase in personnel and related costs, a $0.7 million increase in professional fees and a $0.5 million increase in other product development costs. The increases in these costs were to support new partner launches, deliver enhanced functionality for our partners’ e-commerce businesses and continue to improve the capacity, stability and security of our e-commerce platform. As a percentage of net revenues, product development expense remained relatively constant.

General and Administrative Expense: General and administrative expenses consist primarily of payroll and related expenses for executive, finance, human resources, legal, sales and administrative personnel, as well as bad debt expense and occupancy costs for our headquarters and other offices.

General and administrative expenses increased $2.8 million in the second quarter of fiscal 2006 primarily due to a $1.1 million increase in personnel and related costs incurred to support the growth of our business, a $0.8 million increase in professional fees related to audit and legal fees, a $0.3 million increase in bad debt expense due to increased credit card sales and a $0.6 million increase in other general and administrative expenses. General and administrative expense increased from 5.5% of net revenues to 6.6% of net revenues due primarily to support the overall growth of our business.

Depreciation and Amortization Expense: Depreciation and amortization expenses relate primarily to the depreciation of three facilities owned by us; our corporate headquarters in King of Prussia, Pennsylvania, our other corporate facility in King of Prussia, Pennsylvania and our Louisville, Kentucky fulfillment center; the depreciation and amortization of the capitalized costs for our purchased and internally-developed technology, including a portion of the cost related to the employees that developed such technology; hardware and software; and the depreciation of improvements, furniture and equipment at our corporate headquarters, our Louisville and Shepherdsville, Kentucky fulfillment centers and our Melbourne, Florida customer contact center.

Depreciation and amortization expenses increased $1.3 million primarily due to increased technology purchases and capitalized costs related to internal-use software.

Results of Operations

Six-month period ended July 2, 2005 and July 1, 2006 (amounts in tables in millions):

Net Revenues

	First Six Months of Fiscal 2005		First Six Months of Fiscal 2006		First Six Months of Fiscal 2006 vs. First Six Months of Fiscal 2005
	$	%	$	%	$ Change	% Change
Net revenues from product sales - sporting goods	$81.7	44.6%	$110.6	47.3%	$28.9	35.3%
Net revenues from product sales - other	70.1	38.3%	75.6	32.3%	5.5	7.9%

Net revenue from product sales	151.8	82.9%	186.2	79.6%	34.4	22.6%
Service fee revenue	31.4	17.1%	47.7	20.4%	16.3	51.8%

Net revenues	$183.2	100%	$233.9	100%	$50.7	27.7%

Net revenues increased $50.7 million in the first six months of fiscal 2006. Of this increase, $29.6 million was attributable to the addition of partners that were launched after the second quarter of fiscal 2005, $14.5 million was attributable to growth in sales from partners’ e-commerce businesses that were operated for the entirety of both periods and $6.6 million was attributable to growth in sales from partners’ e-commerce businesses that were operated for part of the first six months of fiscal 2005 and all of the first six months of fiscal 2006. Net revenues from product sales included shipping revenue from certain partners from both our owned-inventory model and our partner-inventory model of $16.3 million for the first six months of fiscal 2005 and $23.4 million for the first six months of fiscal 2006.

Service revenues increased $16.3 million in the first six months of fiscal 2006. Of this increase, $14.3 million was attributable to the addition of partners from our partner-inventory models that were launched after the second quarter of fiscal 2005.

Cost of Revenues

	First Six Months of Fiscal 2005		First Six Months of Fiscal 2006		First Six Months of Fiscal 2006 vs. First Six Months of Fiscal 2005
	$	% of Net Revenues from Product Sales	$	% of Net Revenues from Product Sales	$ Change	% Change
Cost of revenue from product sales	$115.0	75.8%	$140.1	75.2%	$25.1	21.8%

As a percentage of net revenues from product sales, cost of revenues from product sales decreased from 75.8% in the first six months of fiscal 2005 to 75.2% in the first six months of fiscal 2006. Cost of revenues from product sales as a percentage of net revenues decreased from 62.8% in the first six months of fiscal 2005 to 59.9% in the first six months of fiscal 2006. The improvement in cost of revenues as a percentage of net revenues resulted from the increase in service fee revenues of 51.9%, which have no associated cost of revenues, exceeding the increase in product sales of 22.7%.

Gross Profit

	First Six Months of Fiscal 2005				First Six Months of Fiscal 2006				First Six Months of Fiscal 2006 vs. First Six Months of Fiscal 2005
	$	% of Product Sales	% of Service Fees	% of Net Revenue	$	% of Product Sales	% of Service Fees	% of Net Revenue	$ Change	% Change
Gross profit from product sales	$36.8	24.2%	—		$46.1	24.8%	—		$9.3	25.3%
Gross profit from service fees	31.4	—	100%		47.7	—	100%		16.3	51.8%

Gross profit	$68.2			37.2%	$93.8			40.1%	$25.6	37.5%

The increase in gross profit as a percentage of net revenues from 37.2% to 40.1% is primarily due to the larger percentage increase in service fees over the percentage increase in product sales, which service fees have no associated cost of revenue. In addition, the increase in gross profit percentage for product sales increased from 24.2% to 24.8% was mainly due to increased sales for sporting goods, which carry a higher gross margin than product sales in the other category.

Operating Expenses

	First Six Months of Fiscal 2005		First Six Months of Fiscal 2006		First Six Months of Fiscal 2006 vs. First Six Months of Fiscal 2005
	$	% of Net Revenues	$	% of Net Revenues	$ Change	% Change
Sales and marketing expenses	$43.2	23.6%	$59.6	25.5%	$16.4	38.0%
Product development expenses	13.3	7.2%	17.1	7.3%	3.8	28.6%
General and administrative expenses	9.9	5.4%	15.3	6.5%	5.4	54.5%
Depreciation and amortization expenses	6.7	3.7%	9.4	4.0%	2.7	40.3%

Total operating expenses	$73.1	39.9%	$101.4	43.3%	$28.3	38.7%

Sales and marketing expenses increased $16.4 million in the first six months of fiscal 2006 primarily due to a $6.0 million increase in payroll and related costs principally in our customer care and fulfillment operations, a $4.0 million increase in marketing expense, a $2.5 million increase in credit card fees, a $1.0 million increase for third party customer care, a $0.8 million increase in stock-based compensation expense related to deferred partner revenue share charges resulting from higher product sales from a partner’s e-commerce business, a $0.5 million increase in stock-based compensation expense, a $0.5 million increase in office expense and a $1.1 million increase in other costs. The increases in these costs were principally caused by higher sales volumes in the second quarter of fiscal 2006. Sales and marketing expenses increased by 1.9% of net revenues due primarily to increases in stock-based compensation, third party customer care and credit card fees.

Sales and marketing also included stock-based compensation expense related to the amortization of deferred partner revenue share charges of $1.2 million for the first six months of 2005 and $2.0 million for the first six months of 2006. As of the end of the second quarter of fiscal 2006, we had an aggregate of $5.0 million of deferred stock-based compensation remaining to be amortized.

Product development expenses increased $3.8 million in the first six months of fiscal 2006 primarily due to a $2.3 million increase in personnel and related costs, a $0.5 million increase in professional fees and a $1.0 million increase in other product development costs. The increases in these costs were to support new partner launches, deliver enhanced functionality for our partners’ e-commerce businesses and continue to improve the capacity, stability and security of our e-commerce platform. As a percentage of net revenues, product development expense remained constant.

General and administrative expenses increased $5.4 million in the first six months of fiscal 2006 primarily due to a $2.1 million increase in personnel and related costs incurred to support the growth of our business, a $1.4 million increase in professional fees related to audit and legal fees, a $0.8 million increase in stock-based compensation expense, a $0.3 million increase in bad debt expense due to increased credit card sales and a $0.8 million increase in other general and administrative expenses. General and administrative expenses increased from 5.4% of net revenues to 6.5% of net revenues due primarily to support the overall growth of our business.

Depreciation and amortization expenses increased $2.7 million primarily due to increased technology purchases and capitalized costs related to internal-use software.

Income Taxes

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

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents and marketable securities. Our cash, cash equivalents, and marketable securities were $156.7 million as of the end of fiscal 2005 and $128.6 million as of the end of the second quarter of fiscal 2006.

In June 2005, we received proceeds of approximately $80.0 million, net of underwriter’s discount and offering expenses, from the completion of our public offering of common stock and convertible notes. We still intend to use the net proceeds from the offering for working capital and general corporate purposes, including possible acquisitions.

We had working capital of $109.8 million as of the end of fiscal 2005 and $100.8 million as of the end of the second quarter of fiscal 2006, and we had an accumulated deficit of $174.0 million as of the end of fiscal 2005 and $182.0 million as of the end of the second quarter of fiscal 2006.

We used approximately $16.3 million in net cash for operating activities during the first six months of fiscal 2006. Our principal sources of operating cash during the first six months of fiscal 2006 were payments received from customers in our owned-inventory model and from partners in our partner-inventory model, which generally approximate our net revenues from product sales and our service fee revenues, respectively. Our principal uses of operating cash during the first six months of fiscal 2006 were cash paid to product suppliers, which generally approximates our cost of revenues from product sales, employee compensation and partner revenue share payments. Changes in our operating assets and liabilities during the first six months of fiscal 2006 resulted in a net cash outflow of $23.3 million. The most significant change was a decrease in accounts payable, accrued expenses and other, offset, in part, by a increase in deferred revenue compared to the end of fiscal 2005. The decrease in accounts payable, accrued expenses and other was due primarily to a decrease in partner revenue share payments due at the end of the first six months of fiscal 2006, which was related to higher sales volume in the fourth quarter of fiscal 2005. Our investing activities during the first six months of fiscal 2006 consisted primarily of $14.3 million paid in capital expenditures and the acquisition of all of the outstanding shares of Aspherio, S.L. for $2.6 million and the investment in WebCollage Inc. for $2.4 million. Offsetting these outflows, we received cash of $2.9 million from a government economic development grant for the construction and renovation of our headquarters. Our financing activities during the first six months of fiscal 2006 consisted primarily of the receipt of $5.1 million in gross proceeds from exercises of common stock options and warrants.

We used approximately $27.9 million in net cash for operating activities during the first six months of fiscal 2005. Our principal sources of operating cash during the first six months of fiscal 2005 were payments received from customers in our owned-inventory model and from partners in our partner-inventory model, which generally approximate our net revenues from product sales and our service fee revenues, respectively. Our principal uses of operating cash during the first six months of fiscal 2005 were cash paid to product suppliers, which generally approximates our cost of revenues from product sales, employee compensation and partner revenue share payments. Changes in our operating assets and liabilities during the first six months of fiscal 2005 resulted in a net cash outflow of $31.6 million. The most significant change was a decrease in accounts payable, accrued expenses and other, offset, in part, by a decrease in accounts receivable compared to the end of fiscal 2004. The decrease in accounts payable, accrued expenses and other was due primarily to a decrease in trade accounts payable due primarily to lower inventory levels at the end of the second quarter of fiscal 2005 and a decrease in amounts owed to partners, which were related to increased sales volume in the fourth quarter of fiscal 2004. Our investing activities during the first six months of fiscal 2005 consisted primarily of the purchase of $81.7 million and sale of $43.0 million of marketable securities. During the first six months of fiscal 2005, we also incurred capital expenditures of $12.5 million. Our financing activities during the first six months of fiscal 2005 consisted primarily of the receipt of $2.6 million in gross proceeds from exercises of common stock options and $85.7 million in gross proceeds from the public offering of equity and debt.

Certain Related Party Transactions

As of August 1, 2006, Liberty Media Corporation, through its subsidiary QVC, Inc., and QVC’s affiliate QK Holdings, Inc., beneficially owned 19.9% of our outstanding common stock, including a right to purchase common stock. On June 15, 2006, QK Holdings, Inc. exercised its warrant to purchase 300,000 shares of our common stock at an exercise price of $6.00 per share. We received $1.8 million in proceeds from the exercise of the warrants. We provide technology, procurement and fulfillment services for QVC, including selling sporting goods, recreational and/or fitness related equipment and related products, apparel and footwear to QVC for resale through the QVC Web site. We recognized net revenues of $0.4 million during the first six months of fiscal 2006 on sales to QVC under this Web site development and distribution agreement. The terms of these sales are comparable to those with other similar partners. The amount included in accounts receivable related to these sales as of the first six months of fiscal 2006 was $16,000.

We were the beneficial owner of Series C and Series D Convertible Preferred Stock of Odimo Incorporated, referred to as Odimo, and warrants to acquire additional shares of Series C and Series D Convertible Preferred Stock of Odimo. These

securities were acquired in connection with the sale of certain assets of our Ashford.com subsidiary in 2002. In February 2005, Odimo completed an initial public offering of its common stock. Effective upon completion of Odimo’s initial public offering, we exercised our warrants and converted all of our shares of preferred stock acquired, along with our already held shares of preferred stock of Odimo, into an aggregate of 824,594 shares of common stock of Odimo. As of July 27, 2006, we owned approximately 10.85% of the outstanding common stock of Odimo. SOFTBANK Capital Partners LLC and its affiliates collectively own approximately 16.10% of the outstanding common stock of Odimo. As of August 1, 2006, SOFTBANK Capital Partners LLC and its affiliates collectively own approximately 18.0% of our outstanding common stock. Ronald D. Fisher, one of our directors, is vice-chairman of SOFTBANK Holdings Inc. and SOFTBANK Corp. and a managing general partner of SOFTBANK Capital Partners LP, which are affiliates of SOFTBANK Capital Partners LLC, and Michael S. Perlis, another of our directors, is venture partner of SOFTBANK Capital Partners LP.

In exchange for Rustic Canyon Partners forfeiting its right to designate one member to our board of directors on June 25, 2004, our board of directors approved the issuance to Rustic Canyon Partners of a warrant to purchase 12,500 shares of our common stock. On June 2, 2006, Rustic Canyon exercised its warrant to purchase 12,500 shares at an exercise price of $9.31. In lieu of paying the exercise price in cash, Rustic Canyon Partners elected to exercise the warrant on a net settlement basis. Accordingly, we released 5,054 shares to Rustic Canyon Partners. Mark S. Menell, one of our directors, is a partner of Rustic Canyon Partners.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no significant changes in market risks for the six-month period ended July 1, 2006. See the information set forth in Part 1, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commissions (“SEC”) on March 15, 2006, as amended by Amendment No. 1 to Form 10-K filed with the SEC on May 1, 2006.

ITEM 4: CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation, as of July 1, 2006, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e).

Based on this evaluation, our chief executive officer and our chief financial officer have concluded that, as of July 1, 2006, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective at the reasonable assurance level, to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. We monitor and evaluate on an ongoing basis our internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, we modify and refine our internal processes and controls as conditions warrant. As required by Rule 13a-15(d), our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended July 1, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter ended July 1, 2006.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

See Item 1 of Part I, “Financial Statements – Note 11- Commitments and Contingencies.”

ITEM 1A: RISK FACTORS.

Risk Factors

Our Form 10-K for fiscal 2005 includes a detailed discussion of our risk factors. The information presented below should be read in conjunction with the risk factors and information disclosed in our Form 10-K for fiscal 2005.

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

As of August 1, 2006, Michael G. Rubin, our chairman and chief executive officer, beneficially owned 16.0%, funds affiliated with SOFTBANK Holdings Inc., or SOFTBANK, beneficially owned 18.0%, and Liberty Media Corporation, through its subsidiary QVC, Inc. and QVC’s affiliate QK Holdings, Inc. beneficially owned 19.9% of our outstanding common stock, including options to purchase common stock, which are exercisable on or before September 30, 2006. If they decide to act together, any two of Mr. Rubin, SOFTBANK, and Liberty would be in a position to exercise considerable control, and all three would be in a position to exercise complete control, over most matters requiring stockholder approval, including the election or removal of directors, approval of significant corporate transactions and the ability generally to direct our affairs. Furthermore, pursuant to stock purchase agreements, SOFTBANK and Liberty each have the right to designate up to one member of our board of directors. This concentration of ownership and the right of SOFTBANK and Liberty to designate members to our board of directors may have the effect of delaying or preventing a change in control of us, including transactions in which stockholders might otherwise receive a premium over prevailing market prices for our common stock. Furthermore, Mr. Rubin has entered into voting agreements with each of SOFTBANK and Liberty, and SOFTBANK and Liberty have entered into voting agreements with each other. The parties to these voting agreements have agreed to support the election of the directors designated by each of the other parties.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS WHO ARE NOT ALSO DIRECTORS.

On June 30, 2006, we held our Annual Meeting of Stockholders. Proxies were solicited for the Annual Meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934. At the Annual Meeting, the following matters were voted on:

1. Election of the following persons as directors of GSI Commerce, Inc., to serve for a one-year term and until their successors are duly elected and qualified:

No. of Votes

Name	For	Withhold
M. Jeffrey Branman	37,674,193	6,192,055
Michael J. Donahue	37,677,343	6,188,905
Ronald D. Fisher	34,040,450	9,825,798
John A. Hunter	34,065,722	9,800,526
Mark S. Menell	37,543,184	6,323,064
Michael S. Perlis	37,675,486	6,190,762
Jeffrey F. Rayport	37,619,691	6,246,557
Michael G. Rubin	37,662,074	6,204,174
Andrea M. Weiss	37,675,726	6,190,522

2. Approval of appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm.

No. of Votes

For	Against	Abstain
43,842,745	4,139	19,364

ITEM 5: OTHER INFORMATION.

None

ITEM 6: EXHIBITS.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf on the date indicated by the undersigned thereunto duly authorized.

Date: August 7, 2006

GSI COMMERCE, INC.

By:	/s/ MICHAEL G. RUBIN
Michael G. Rubin
Chairman and Chief Executive Officer

By:	/s/ MICHAEL R. CONN
Michael R. Conn
Senior Vice President, Finance
and Chief Financial Officer
(principal financial officer &
principal accounting officer)