Form 10-Q
period 2006-09-30
GSI COMMERCE INC
filed 2006-11-06
CIK 828750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

There were 45,640,883 shares of the registrant’s Common Stock outstanding as of the close of business on November 1, 2006.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

Our fiscal year ends on the Saturday nearest to the last day of December. Accordingly, references to fiscal 2003, fiscal 2004, fiscal 2005, fiscal 2006 and fiscal 2007 refer to the years ended January 3, 2004, January 1, 2005, December 31, 2005, and the years ending December 30, 2006 and December 29, 2007.

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

PART I

ITEM 1: FINANCIAL STATEMENTS

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	December 31, 2005	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$48,361	$14,549
Marketable securities	108,298	88,999
Accounts receivable, net of allowance of $727 and $598	24,288	23,427
Inventory	34,601	43,332
Prepaid expenses and other current assets	3,135	7,780

Total current assets	218,683	178,087

Property and equipment, net	87,851	96,745
Goodwill	13,932	17,786
Equity investments and other	1,210	2,578
Other assets, net of accumulated amortization of $7,885 and $10,721	10,970	13,181

Total assets	$332,646	$308,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,720	$36,119
Accrued expenses and other	42,949	38,548
Deferred revenue	6,573	12,209
Current portion of long-term debt and other	637	591

Total current liabilities	108,879	87,467

Convertible notes	57,500	57,500
Long-term debt	13,019	12,542
Other liabilities	75	199

Total liabilities	179,473	157,708

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value, 4,990,000 shares authorized; 0 shares issued and outstanding as of December 31, 2005 and September 30, 2006	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 44,469,969 and 45,394,136 shares issued as of December 31, 2005 and September 30, 2006, respectively; 44,469,766 and 45,393,933 shares outstanding as December 31, 2005 and September 30, 2006, respectively	445	454
Additional paid in capital	329,103	338,675
Accumulated other comprehensive loss	(2,344)	(262)
Accumulated deficit	(174,031)	(188,198)

Total stockholders’ equity	153,173	150,669

Total liabilities and stockholders’ equity	$332,646	$308,377

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2005	September 30, 2006	October 1, 2005	September 30, 2006
Revenues:
Net revenues from product sales	$68,484	$84,673	$220,294	$270,856
Service fee revenues	16,422	33,802	47,844	81,490

Net revenues	84,906	118,475	268,138	352,346
Cost of revenues from product sales	50,724	60,811	165,749	200,914

Gross profit	34,182	57,664	102,389	151,432

Operating expenses:
Sales and marketing, inclusive of $699, $668, $1,808 and $3,046 of stock-based compensation	22,366	34,824	65,563	94,398
Product development, inclusive of $151, $215, $375 and $635 of stock-based compensation	7,565	13,944	20,814	31,111
General and administrative, inclusive of $236, $1,232, $391 and $2,205 of stock-based compensation	5,088	9,465	14,987	24,827
Depreciation and amortization	3,693	5,535	10,433	14,912

Total operating expenses	38,712	63,768	111,797	165,248

Other (income) expense:
Interest expense	788	776	1,434	2,332
Interest income	(1,015)	(1,445)	(1,834)	(4,428)
Other expense, net	237	194	31	101
Loss on investment	—	737	—	2,763

Total other (income) expense	10	262	(369)	768

Loss before income taxes and cumulative effect of change in accounting principle	(4,540)	(6,366)	(9,039)	(14,584)
Benefit for income taxes	—	(151)	—	(149)

Loss before cumulative effect of change in accounting principle	(4,540)	(6,215)	(9,039)	(14,435)
Cumulative effect of change in accounting principle	—	—	—	268

Net loss	$(4,540)	$(6,215)	$(9,039)	$(14,167)

Basic and diluted loss per share:
Prior to cumulative effect of change in accounting principle	$(0.10)	$(0.14)	$(0.21)	$(0.32)

Cumulative effect of change in accounting principle	$—	$—	$—	$0.01

Net loss	$(0.10)	$(0.14)	$(0.21)	$(0.31)

Weighted average shares outstanding - basic and diluted	44,203	45,344	42,805	45,005

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	October 1, 2005	September 30, 2006
Cash Flows from Operating Activities:
Net loss	$(9,039)	$(14,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,433	14,912
Stock-based compensation	2,574	5,886
Loss on investment	—	2,763
Loss on disposal of equipment	—	334
Cumulative effect of change in accounting principle	—	(268)
Changes in operating assets and liabilities:
Accounts receivable, net	1,325	912
Inventory	3,838	(8,727)
Prepaid expenses and other current assets	(1,021)	(4,644)
Other assets, net	229	(2,414)
Accounts payable and accrued expenses and other	(31,657)	(26,155)
Deferred revenue	(2,970)	5,732

Net cash used in operating activities	(26,288)	(25,836)

Cash Flows from Investing Activities:
Payments for acquisitions of businesses, net of cash acquired	(440)	(5,847)
Cash paid for property and equipment, including internal use software	(23,178)	(26,955)
Proceeds from government grant related to corportate headquarters	—	2,925
Other deferred cost	(347)	95
Cash paid for equity investment	(136)	(2,435)
Purchases of marketable securities	(116,971)	(172,315)
Sales of marketable securities	76,525	191,803

Net cash used in investing activities	(64,547)	(12,729)

Cash Flows from Financing Activities
Proceeds from convertible notes	57,500	—
Debt issuance costs paid	(2,588)	—
Repayments of loan	(339)	—
Repayments of capital lease obligations	(378)	(388)
Repayments of mortgage note	(110)	(139)
Proceeds from sale of common stock	28,205	—
Equity issuance costs paid	(1,838)	—
Proceeds from exercise of common stock options and warrants	6,995	5,252

Net cash provided by financing activities	87,447	4,725

Effect of exchange rate changes on cash and cash equivalents	(4)	28

Net decrease in cash and cash equivalents	(3,392)	(33,812)
Cash and cash equivalents, beginning of period	20,064	48,361

Cash and cash equivalents, end of period	$16,672	$14,549

Supplemental Cash Flow Information
Cash paid during the period for interest	$864	$1,975
Noncash Investing and Financing Activities:
Temporary unrealized loss on investment in Odimo recorded at fair value	(1,763)	—
Changes in accrual for purchases of property and equipment	(1,153)	21
Common stock issued to finance acquistion	—	1,300

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

Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to those used in the current period. The Consolidated Statements of Operations for the three- and nine-month periods ended October 1, 2005 have been reclassified, in accordance with Staff Accounting Bulletin 107, to present stock-based compensation within specific line items, as disclosed parenthetically, instead of presented separately as its own line item.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Equity Investments and Other: Equity investments and other primarily consist of investments in Odimo Incorporated (“Odimo”) and WebCollage Inc. (“WebCollage”). In accordance with Statement of Financial Accounting Standards (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) the Company has determined that the Odimo investment is available for sale, and therefore, any temporary unrealized gains and losses are reported as a component of accumulated other comprehensive loss in stockholders’ equity.

In accordance with Financial Accounting Standards Board (“FASB”) Staff Position FAS115-1/124-1: “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the Company assesses whether declines in fair value of Odimo are considered other-than-temporary and records impairment expense for any declines in fair value that the Company determines to be other-than-temporary. Realized gains and losses are included in other income based on the specific identification method. Based on the Company’s inquiry and review of actions and activities of Odimo, the Company determined that the fair value is not expected to recover fully before the expected time of the sale of the investment and recognized an other-than-temporary impairment of $679 and $2,706 for the three- and nine-month periods ended September 30, 2006. In addition, sales of shares of Odimo stock resulted in a realized loss of $57 for the three- and nine-month periods ended September 30, 2006. The other-than-temporary impairment is calculated per the quoted market value and is reflected as a separate line item in other (income) expense in the Consolidated Statements of Operations.

In February 2006, the Company acquired a minority interest in WebCollage through the purchase of preferred stock for $2,435, including direct acquisition costs. The Company accounts for its investment in WebCollage using the cost method in accordance with Accounting Principle Board (“APB”) Opinion 18: “The Equity Method of Accounting for Investments in Common Stock.” Since WebCollage is privately-held, the Company monitors this investment periodically to evaluate whether any changes in fair value become other-than-temporary. In connection with its investment in WebCollage, the Company also acquired a ten-year warrant to purchase 2,000 shares of WebCollage common stock which vests and becomes exercisable upon the achievement of certain performance conditions during the first three years. The fair value of the warrant will be determined when the performance conditions are met. As of September 30, 2006, none of the performance conditions have been met.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Other Assets, Net: Other assets, net consists primarily of deferred partner revenue share charges, prepaid revenue share payments, the underwriter’s discount and issuance costs related to the June 2005 convertible debt public offering and intangible assets.

Deferred partner revenue share charges, resulting from the exercise of a right to receive 1,600 shares of the Company’s common stock in lieu of future cash partner revenue share payments, were $6,978 as of December 31, 2005 and $4,604 as of September 30, 2006. As a result of certain revenue thresholds being achieved in the third quarter of fiscal 2006, the remaining partner revenue share charges related to the exercise of common stock are being amortized on a straight-line basis over the remaining term of the contract. Stock-based compensation expense related to the amortization of deferred partner revenue share charges was $577 and $1,740 for the three- and nine-month periods ended October 1, 2005, and $410 and $2,374 for the three- and nine-month periods ended September 30, 2006, which is reflected within sales and marketing expense in the Consolidated Statements of Operations.

The total prepaid revenue share payments included in other assets were $0 as of December 31, 2005 and $2,625 as of September 30, 2006 and will be amortized on a straight-line basis over the remaining term of the contract within sales and marketing expense in the Consolidated Statements of Operations.

The underwriter’s discount and issuance costs related to the June 1, 2005 public offering of $57,500 aggregate principal amount of 3% convertible unsecured notes due June 1, 2025 were $2,589 as of September 30, 2006. The underwriter’s discount and debt issuance costs are being amortized using the straight-line method which approximates the effective interest method. Total amortization related to the underwriter’s discount and issuance costs, which is reflected as a portion of interest expense, was $130 and $173 for the three- and nine-month periods ended October 1, 2005, and $129 and $388 for the three- and nine-month periods ended September 30, 2006.

On September 29, 2006, the Company purchased the remaining minority interest of a joint venture for $3,218, including direct acquisition expenses. The joint venture was created in 2003 and was party to certain of the Company’s contracts. The purchase price was allocated to the identifiable intangible assets acquired, which resulted in $2,138 recorded as an intangible asset.

As of September 30, 2006, other assets, net included intangible assets with a cost of $2,466 and net book value of $2,416. Amortization expense for intangible assets was $14 and $51 for the three- and nine-month periods ended September 30, 2006. There was no amortization expense for intangibles for the three- and nine-month periods ended October 1, 2005.

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Sales and Marketing: Sales and marketing expenses include fulfillment costs, customer care costs, credit card fees, net partner revenue share charges, net advertising and promotional expenses incurred by the Company on behalf of its partners’ e-commerce businesses, and payroll related to the buying, business management and marketing functions of the Company. Net partner revenue share charges are royalty payments made to the Company’s partners in exchange for the use of their brands, the promotion of its partners’ URLs, Web sites and toll-free telephone numbers in their marketing and communications materials, the implementation of programs to provide incentives to customers to shop through the e-commerce businesses and other programs and services provided to the customers of the e-commerce businesses that the Company operates for its partners, net of amounts reimbursed to the Company by its partners. Partner revenue share charges were $2,839 and $7,274 for the three- and nine-month periods ended October 1, 2005, and $5,386 and $11,241 for the three- and nine-month periods ended September 30, 2006.

Shipping and Handling Costs: The Company defines shipping and handling costs as only those costs incurred for a third-party shipper to transport products to the customer and these costs are included in cost of revenues from product sales to the extent of shipping revenue. In some instances, shipping and handling costs exceed shipping charges to the customer and are subsidized by the Company. Additionally, the Company selectively offers promotional free shipping whereby it ships merchandise to customers free of all shipping and handling charges. The cost of promotional free shipping and subsidized shipping and handling was $313 and $2,129 for the three- and nine-month periods ended October 1, 2005, and $0 and $2,434 for the three- and nine-month periods ended September 30, 2006 and are included in sales and marketing expense in the Consolidated Statements of Operations.

Fulfillment Costs: The Company defines fulfillment costs as personnel, occupancy and other costs associated with its fulfillment centers, personnel and other costs associated with its logistical support and vendor operations departments and third-party warehouse and fulfillment services costs. Fulfillment costs were $6,374 and $19,374 for the three- and nine-month periods ended October 1, 2005, and $9,431 and $25,765 for the three- and nine-month periods ended September 30, 2006, and are included in sales and marketing expense in the Consolidated Statements of Operations.

Advertising: The Company expenses the cost of advertising, which includes online marketing fees, media, agency and production expenses, in accordance with the AICPA Accounting Standards Executive Committee’s Statement of Position (“SOP”) 93-7, “Reporting on Advertising Costs” (“SOP 93-7”). Advertising production costs are expensed the first time the advertisement runs. Online marketing fees and media (television, radio and print) placement costs are expensed in the month the advertising appears. Agency fees are expensed as incurred. Net advertising and promotional expenses include promotional free shipping and subsidized shipping and handling costs and are net of amounts reimbursed to the Company by its partners. Advertising costs were $2,000 and $5,737 for the three- and nine-month periods ended October 1, 2005, and $3,598 and $8,801 for the three- and nine-month periods ended September 30, 2006, and are included in sales and marketing expenses in the Consolidated Statements of Operations.

Catalog Costs: Direct response advertising consists primarily of creative design, paper, printing, postage, and mailing costs, which are capitalized and amortized over the expected future revenue stream, which is generally a period not exceeding six months. The Company accounts for catalog costs in accordance with SOP 93-7, which requires that the amortization of capitalized advertising costs be based upon the ratio of actual revenues to the total of actual and estimated future revenues on an individual catalog basis. Deferred catalog costs included in prepaid expenses and other current assets were $805 as of September 30, 2006. There were no deferred catalog costs in fiscal 2005. Catalog costs were $97 and $259 for the three- and nine-month periods ended October 1, 2005, and $1,005 and $1,348 for the three- and nine-months periods ended September 30, 2006, and are reflected in sales and marketing expenses in the Consolidated Statements of Operations.

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

The adoption of SFAS 123(R) resulted in a cumulative benefit from accounting change of $268 and a decrease in loss per share of $0.01 in the first quarter of fiscal 2006, which reflects the cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted. The incremental stock-based compensation expense recognized due to the adoption of SFAS 123(R) for the three- and nine-month periods ended September 30, 2006 was $450 and $1,296.

Prior to the adoption of SFAS 123(R), the Company presented tax benefits resulting from stock-based compensation as operating cash flows within the Consolidated Statements of Cash Flows. SFAS 123(R) requires that cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements be classified as financing cash inflows within the consolidated statements of cash flows. There was no tax benefit resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes for the nine-month period ended September 30, 2006.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Stock-based compensation in the three- and nine-month periods ended October 1, 2005 was determined using the intrinsic value method. The following table provides supplemental information for the three- and nine-month periods ended October 1, 2005 as if stock-based compensation had been computed under SFAS 123:

	Three Months Ended October 1, 2005	Nine Months Ended October 1, 2005
Net loss, as reported	$(4,540)	$(9,039)
Add: Stock-based compensation expense included in reported net loss	499	824
Deduct: Total stock-based compensation expense determined under fair value based method for all stock options and awards	(875)	(7,811)

Pro forma net loss	$(4,916)	$(16,026)

Loss per share - basic and diluted:
As reported - basic and diluted	$(0.10)	$(0.21)
Pro forma - basic and diluted	$(0.11)	$(0.37)

The fair value of options granted under the 1996 and 2005 Equity Incentive Plans during the three- and nine-month period ended October 1, 2005 were estimated on the date of grant using the Black-Scholes multiple option pricing model, with the following weighted average assumptions:

Assumption	Three Months Ended October 1, 2005	Nine Months Ended October 1, 2005
Dividend yield	None	None
Expected volatility	45.19%	61.28%
Average risk free interest rate	4.18%	3.95%
Average expected lives	1.96 years	1.79 years

There were no options granted during the three- and nine-month periods ended September 30, 2006.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The Company is in the process of evaluating the impact of the adoption of this interpretation on the Company’s results of operations and financial condition.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of the adoption of this statement on the Company’s results of operations and financial condition.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

NOTE 3—CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company had cash and cash equivalents of $48,361 as of December 31, 2005 and $14,549 as of September 30, 2006 and marketable securities of $108,298 as of December 31, 2005 and $88,999 as of September 30, 2006 invested with three financial institutions, which are potentially subject to credit risk. The composition of these investments is regularly monitored by management of the Company.

Marketable securities, which consist of investments in various debt securities, are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded as a component of stockholders’ equity. As of September 30, 2006, all securities had dates to maturity of less than two years, except for auction rate securities which have interest reset dates of approximately 30 to 45 days, which have maturity dates ranging from one to forty years. The Company classifies all of its available-for-sale securities as current assets, as these securities represent investments available for current corporate purposes. All investments in marketable securities with original maturities of greater than 90 days are accounted for in accordance with SFAS 115. At December 31, 2005 and September 30, 2006, the Company held $58,500 and $39,075, respectively, of investments in auction rate securities classified as available-for-sale. Investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates. Despite the long-term nature of their stated contractual maturities, there is a ready liquid market for these securities based on the interest reset mechanism. All income generated from these marketable securities is recorded as interest income. Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in other (income) expense in the Consolidated Statements of Operations.

Marketable securities, at estimated fair value, consist of the following:

	December 31, 2005
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities	$58,500	$—	$58,500
Corporate bonds	31,270	(224)	31,046
U.S. government agency securities	19,002	(250)	18,752

	$108,772	$(474)	$108,298

	September 30, 2006
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities	$39,075	$—	$39,075
Corporate bonds	32,476	(137)	32,339
U.S. government agency securities	17,707	(122)	17,585

	$89,258	$(259)	$88,999

The Company considered the nature of these marketable securities, which are primarily U.S. government agency securities and corporate bonds, the amount of the unrealized losses relative to the carrying value of the related investments and the duration of the unrealized losses, and concluded that the unrealized losses were not other-than-temporary.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The amortized cost and estimated fair value of investments in marketable securities as of September 30, 2006, by contractual maturity, are as follows:

	Amortized Cost	Estimated Fair Value
Due within one year	$66,451	$66,201
Due after one year through five years	5,007	4,998
Due after five years through ten years	—	—
Due after ten years	17,800	17,800

	$89,258	$88,999

NOTE 4—PROPERTY AND EQUIPMENT

The major classes of property and equipment, at cost, as of December 31, 2005 and September 30, 2006 are as follows:

	December 31, 2005	September 30, 2006
Computer hardware and software	$71,987	$92,494
Building and building improvements	41,085	38,608
Furniture, warehouse and office equipment, and other	16,703	20,671
Land	7,663	7,663
Leasehold improvements	997	1,060
Capitalized lease	1,692	1,692
Construction in progress	295	1,493

	140,422	163,681
Less: Accumulated depreciation	(52,571)	(66,936)

Property and equipment, net	$87,851	$96,745

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

NOTE 5—ACQUISITION

On July 6, 2005, the Company acquired an irrevocable right that conveyed the voting and economic rights to shares representing 51% of the outstanding shares in Aspherio S.L., now known as GSI Commerce Europe, S. L. (“GSI Europe”), a Barcelona, Spain-based provider of outsourced e-commerce solutions, for approximately $578, including acquisition expenses. On January 26, 2006, the Company acquired outright all of the outstanding shares in GSI Europe. The remaining purchase price was $2,629 in cash, and pursuant to its agreement with the shareholders of GSI Europe, the Company elected to deliver 82,638 shares of GSI common stock (valued at $15.73 per share) in lieu of $1,300 in cash. The Company does not expect the acquisition to have a material impact on its consolidated results of operations for fiscal 2006.

Pursuant to SFAS 141, “Business Combinations,” the GSI Europe acquisition was accounted for under the purchase method of accounting with the Company’s proportionate interest in the excess of the purchase price over the estimated fair

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

value of the net tangible and identifiable intangible assets acquired recorded as goodwill. The allocation of the purchase price over the estimated fair value of the tangible and identifiable intangible assets acquired resulted in $4,333 recorded as goodwill, of which $3,854 was recorded in the three-month period ended April 1, 2006. Pro forma disclosures related to this acquisition are not included as such disclosures are not material.

NOTE 6—STOCKHOLDERS EQUITY

On April 2, 2006, the Board of Directors authorized 95 shares of Series A Junior Preferred Stock (“Series A”) and declared a dividend distribution of one right (a “Right”) for each outstanding share of common stock to the stockholders of record on the close of business on April 14, 2006. Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share of Series A, at a price of $85 per unit, subject to adjustment. However, the Rights are not exercisable unless certain events occur, such as a person or group acquiring or obtaining the right to acquire, or making a tender offer or exchange offer for, beneficial ownership of 20% or more of our outstanding common stock (or, in the case of any stockholder that as of April 2, 2006 beneficially owned 19% or more of our outstanding shares of common stock, 25.1% or more). Subject to certain exceptions, upon exercise of the Right, each holder of a Right will have the right to receive shares of our common stock, or other consideration, having a value equal to two times the exercise price of the Right. Additionally, at certain times, we have the right to redeem the Rights in whole, but not in part, at a price of $.001 per Right. The description and terms of the Rights are set forth in a Rights Agreement, dated April 2, 2006. The Rights will expire on April 14, 2016, unless the Rights are earlier redeemed or exchanged in accordance with the terms of the Rights Agreement. As of September 30, 2006, no Series A shares are issued or outstanding.

NOTE 7—STOCK AWARDS

The Company currently maintains the 2005 Equity Incentive Plan (“the Plan”) which provides for the grant of equity to certain employees, directors and other persons. As of September 30, 2006, 1,255,201 shares of common stock were available for future grants under the Plan. The equity awards granted under the Plan generally vest at various times over periods ranging up to five years and have terms of up to ten years after the date of grant, unless the optionee’s service to the Company is interrupted or terminated. Stock appreciation rights (“SARs”) may be granted under the Plan either alone or in tandem with stock options. No SARs have been granted to date under the plan.

Stock Options and Warrants

The following table summarizes the stock option activity for the nine-month period ended September 30, 2006:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	6,145	$9.82
Granted	—	—
Exercised	(460)	7.51
Forfeited/Cancelled	(215)	9.79

Outstanding at September 30, 2006	5,470	10.02	6.16	$28,030

Exercisable at September 30, 2006	4,734	$10.05	6.00	$24,336

During the three- and nine-month period ended October 1, 2005, the Company granted to employees options to purchase an aggregate of 77 and 1,313 shares of the Company’s common stock at weighted average fair value at grant date of $19.43 and $14.13. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $249 and $3,890 determined as of the date of exercise. Cash proceeds from options exercised during the nine months ended September 30, 2006 was $3,452. The total stock-based compensation cost recognized for stock options for the three- and nine-month periods ended October 1, 2005 was $274 and $37 and for the three- and nine-month periods ended

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

September 30, 2006 was $450 and $1,296. As of September 30, 2006, there was approximately $873 of unrecognized compensation cost, net of forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 0.7 years.

During the three-month period ended September 30, 2006 the Company extended the contractual life of 132 fully vested share options. As a result of that modification, the Company recognized additional stock-based compensation of $100.

The following table summarizes the warrant activity for the nine-month period ended September 30, 2006:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	815	$7.71
Granted	—	—
Exercised	(305)	6.05
Forfeited/Cancelled	(220)	16.21

Outstanding at September 30, 2006	290	3.00	3.50	$3,437

Exercisable at September 30, 2006	90	$4.11	1.26	$969

No warrants were granted by the Company during fiscal 2005 and the first nine months of fiscal 2006. The total intrinsic value of warrants exercised for the nine months ended September 30, 2006 was $2,281 determined as of the date of exercise. Cash proceeds from warrant exercises during the nine months ended September 30, 2006 was $1,800. No warrant activity occurred during the nine months ended October 1, 2005.

The following table summarizes information regarding options and warrants outstanding and exercisable as of September 30, 2006:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$0.01 - $6.20	1,890	4.20	$4.84	1,663	$4.87
$6.21 - $10.89	2,038	6.42	9.40	1,336	9.07
$10.90- $24.69	1,832	7.47	14.93	1,825	14.93

$0.01 - $24.69	5,760	6.03	$9.66	4,824	$9.64

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The following summarizes the restricted stock unit activity for the nine-month period ended September 30, 2006:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested shares at December 31, 2005	303	$14.82
Granted	864	14.52
Vested	(79)	13.65
Forfeited/Cancelled	(77)	15.05

Nonvested shares at September 30, 2006	1,011	$14.63	$15,001

During the nine-month period ended October 1, 2005, the Company granted to employees restricted stock units at $0.01 per share to purchase an aggregate of 269 shares of the Company’s common stock at a weighted average fair value at grant date of $14.65.

The total intrinsic value of restricted stock units vested during the three and nine months ended September 30, 2006 was $506 and $1,071 determined based on the grant date fair value. The total stock-based compensation cost recognized for the three and nine months ended September 30, 2006 for restricted stock units was $1,239 and $2,173. As of September 30, 2006, there was approximately $8,032 of unrecognized compensation cost, net of forfeitures, related to nonvested stock units, which is expected to be recognized over a weighted average remaining period of approximately 2.9 years.

During the three-month period ended September 30, 2006, the Company accelerated the vesting period of 39 restricted stock units. As a result of that modification, the Company recognized additional stock-based compensation expense of $504.

Restricted Stock Awards

The Company also has issued restricted stock awards to certain employees. At December 31, 2005, there were nonvested restricted stock awards of 19 shares with a weighted average grant date fair value of $9.47. No restricted stock awards were granted during the nine-month periods ended October 1, 2005 or September 30, 2006. For the nine month period ended September 30, 2006, restricted stock awards for six shares vested with a weighted average grant date fair value of $9.47 and an intrinsic value of $85. As of September 30, 2006, the Company had nonvested restricted stock awards of 13 shares for certain employees with a weighted average grant date fair value of $9.47. The total stock-based compensation cost recognized for the three and nine months ended September 30, 2006 for restricted stock awards was $16 and $43. As of September 30, 2006, there was approximately $100 of unrecognized compensation cost, net of forfeitures, related to nonvested stock awards, which is expected to be recognized over a weighted average remaining period of approximately 1.9 years.

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The amounts used in calculating loss per share data are as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2005	September 30, 2006	October 1, 2005	September 30, 2006
Net loss attributable to common shares	$(4,540)	$(6,215)	$(9,039)	$(14,167)

Weighted average shares outstanding - basic and diluted	44,203	45,344	42,805	45,005

Outstanding common stock options having no dilutive effect	6,203	5,470	6,203	5,470

Outstanding common stock warrants having no dilutive effect	815	290	815	290

Nonvested restricted stock having no dilutive effect	266	1,024	266	1,024

Convertible notes having no dilutive effect	3,229	3,229	3,229	3,229

The potential number of common shares and dilution from the Series A Junior Participating Preferred Stock cannot be determined because these shares are not exercisable unless certain future contingent events occur (see Note 6).

NOTE 9 – COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	October 1, 2005	September 30, 2006	October 1, 2005	September 30, 2006
Net loss	$(4,540)	$(6,215)	$(9,039)	$(14,167)

Other comprehensive loss:
Net unrealized gain (loss) on available-for-sale securities	(227)	186	(307)	212
Unrealized loss on investment in Odimo recorded at fair value	(3,315)	(679)	(1,763)	(835)
Add: reclassification adjustment for losses realized in net income	—	679	—	2,763

Other comprehensive income (loss)	(3,542)	186	(2,070)	2,140

Comprehensive loss	$(8,082)	$(6,029)	$(11,109)	$(12,027)

NOTE 10—MAJOR SUPPLIERS/ECONOMIC DEPENDENCY

The Company purchased inventory from one supplier amounting to $17,332 or 39.0% of total inventory purchased during the three-month period ended October 1, 2005 and $66,621 or 45.9% of total inventory purchased during the nine-month period ended October 1, 2005.

The Company purchased inventory from two suppliers amounting to $18,623 or 32.5% of total inventory purchased during the three-month period ended September 30, 2006 and from one supplier amounting to $55,668 or 31.9% of total inventory purchased during the nine-month period ended September 30, 2006.

No customer accounted for more than 10% of net revenues for any period presented.

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

Advertising and Media Agreements

As of September 30, 2006, the Company was contractually committed for the purchase of future advertising for the promotion of the Company’s partners’ e-commerce sites totaling approximately $172 for fiscal 2006 and $342 for fiscal 2007.

Partner Revenue Share and Other Partner Agreement Payments

As of September 30, 2006, subject to the satisfaction of certain conditions, the Company was contractually committed to future minimum cash revenue share and other partner agreement payments as follows:

Fiscal Year Ended	Partner Revenue Share and Other Partner Agreement Payments
2006	$1,100
2007	16,800
2008	19,450
2009	20,500
2010	12,050
Thereafter	—

Total conditional future minimum cash revenue share and other partner agreement payments	$69,900

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

Holders may convert the notes into shares of the Company’s common stock at a conversion rate of 56.1545 shares per $1,000 principal amount of notes (representing a conversion price of approximately $17.81 per share), subject to adjustment, on or prior to the close of business on the business day immediately preceding May 1, 2010. Holders may convert only if (i) the trading price of the notes for a defined period is less than 103% of the product of the closing sale price of the Company common stock and the conversion rate or (ii) the Company elects to make certain distributions of assets or securities to all holders of common stock. Upon conversion, the Company will have the right to deliver, in lieu of shares of the Company’s common stock, cash or a combination of cash and shares of the Company’s common stock, which is at the Company’s election. At any time prior to the maturity date, the Company may irrevocably elect to satisfy the Company’s conversion obligation with respect to the principal amount of the notes to be converted with a combination of cash and shares of the Company’s common stock, which is at the Company’s election. If holders elect to convert their notes in connection with a fundamental change (any transaction or event, as defined in the Indenture, whereby more than 50% of the Company’s common stock is exchanged, converted and/or acquired) that occurs on or prior to June 1, 2010, the Company is required to deliver shares of the Company’s common stock, cash or a combination of cash and shares of the Company’s common stock, which is at the Company’s election, inclusive of a make whole adjustment that could result in up to 11.23 additional shares issued per $1,000 principal amount of notes. This make-whole adjustment is based on the sale price of the Company’s common stock.

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

The following table summarizes the Company’s long-term debt and other long-term liabilities:

	December 31, 2005	September 30, 2006
Convertible notes	$57,500	$57,500
Note payable	12,803	12,677
Capital lease obligation	798	410
Other	130	245

	71,231	70,832
Less: Current portion of note payable	(152)	(160)
Less: Current portion of capital lease obligation	(468)	(410)
Less: Other	(17)	(21)

	$70,594	$70,241

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects,”, “schedule” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on then-current expectations, beliefs, assumptions, estimates and forecasts about our business. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, consumer spending, the financial markets and the industries in which we and our partners operate, changes affecting the Internet, our ability to develop and maintain relationships with strategic partners and suppliers and the timing of the establishment, extension or termination of our relationship with strategic partners, our ability to timely and successfully develop, maintain and protect our technology, confidentiality and proprietary information, and product and service offerings, our ability to execute operationally, our ability to attract and retain qualified personnel, our ability to successfully integrate our acquisitions of other businesses, if any, the performance of any acquired businesses and the impact of SFAS 123(R). More information about potential factors that could affect us are described in Part II, Section 1A under the heading “Risk Factors” in our Form 10-K. We expressly disclaim any intent or obligation to update these forward-looking statements.

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

Results of Operations

Three-month period ended October 1, 2005 and September 30, 2006 (amounts in tables in millions):

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

	Third Qtr Fiscal 2005		Third Qtr Fiscal 2006		Third Qtr Fiscal 2006 vs. Third Qtr Fiscal 2005
	$	%	$	%	$ Change	% Change
Net revenues from product sales - sporting goods	$38.1	44.9%	$55.9	47.2%	$17.8	46.7%
Net revenues from product sales - other	30.4	35.8%	28.8	24.3%	(1.6)	-5.3%

Net revenues from product sales	68.5	80.7%	84.7	71.5%	16.2	23.6%
Service fee revenues	16.4	19.3%	33.8	28.5%	17.4	106.1%

Net revenues	$84.9	100%	$118.5	100%	$33.6	39.6%

Net revenues from product sales increased $16.2 million in the third quarter of fiscal 2006. Of this increase, $16.7 million was attributable to the addition of partners that were launched after the third quarter of fiscal 2005, partly offset by a $0.5 million decrease in product sales from partners’ e-commerce businesses that were operated for the entirety of both periods. Net revenues from product sales included shipping revenue from certain partners from both our owned-inventory model and our partner-inventory model of $7.9 million for the third quarter of fiscal 2005 and $11.9 million for the third quarter of fiscal 2006.

Service fee revenues increased $17.4 million in the third quarter of fiscal 2006 due to an increase of $13.4 million attributable to the addition of new partners that were launched after the third quarter of fiscal 2005, an increase of $3.3 million in project related service fees and an increase of $0.7 million from partners’ e-commerce businesses that were operated for the entirety of both periods.

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

	Third Qtr Fiscal 2005				Third Qtr Fiscal 2006				Third Qtr Fiscal 2006 vs. Third Qtr Fiscal 2005
	$	% of Product Sales	% of Service Fees	% of Net Revenue	$	% of Product Sales	% of Service Fees	% of Net Revenue	$ Change	% Change
Gross profit from product sales	$17.8	26.0%	—		$23.9	28.2%	—		$6.1	34.3%
Gross profit from service fees	16.4	—	100%		$33.8	—	100%		17.4	106.1%

Gross profit	$34.2			40.3%	$57.7			48.7%	$23.5	68.7%

The increase in gross profit as a percentage of net revenues from 40.3% to 48.7% is primarily due to the larger percentage increase in service fees over the percentage increase in product sales, which service fees have no associated cost of revenue. Service fee revenue growth was driven by increases in marketing service fees, partner-paid technology fees and new partner service fees.

The gross profit percentage for product sales increased from 26.0% to 28.2% primarily due to increased sales for sporting goods, which carry a higher gross margin than other product sales in the other category, and an increase in margin for product sales in the sporting goods and electronics categories.

Operating Expenses

Operating expenses consist of sales and marketing expenses, product development expenses, general and administrative expenses and depreciation and amortization expenses.

	Third Qtr Fiscal 2005		Third Qtr Fiscal 2006		Third Qtr Fiscal 2006 vs. Third Qtr Fiscal 2005
	$	% of Net Revenues	$	% of Net Revenues	$ Change	% Change
Sales and marketing expenses	$22.3	26.3%	$34.8	29.4%	$12.5	56.1%
Product development expenses	7.6	9.0%	13.9	11.7%	6.3	82.9%
General and administrative expenses	5.1	6.0%	9.5	8.0%	4.4	86.3%
Depreciation and amortization expenses	3.7	4.4%	5.5	4.6%	1.8	48.6%

Total operating expenses	$38.7	45.7%	$63.7	53.7%	$25.0	64.6%

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

Sales and marketing expenses increased $12.5 million in the third quarter of fiscal 2006 primarily due to a $4.5 million increase in payroll and related costs principally in our customer care and fulfillment operations, a $4.4 million increase in marketing expense, which includes catalog costs and partner revenue share expenses, a $2.4 million increase in credit card fees and a $1.2 million increase in other costs, which include costs for communications, occupancy and office expenses. As a percentage of net revenues, sales and marketing expenses increased from 26.3% to 29.4% primarily due to the larger percentage increase in service fee revenues over the percentage increase in product sales.

Product Development Expenses: Product development expenses consist primarily of expenses associated with planning, maintaining and operating the technology platform on which we operate our partners’ e-commerce businesses and payroll and related expenses for our technology information systems and creative departments.

Product development expenses increased $6.3 million in the second quarter of fiscal 2006 primarily due to a $3.0 million increase in personnel and related costs, a $2.3 million increase in professional fees, a $0.4 million increase in data communication cost for our leased data centers, and a $0.6 million increase in other product development costs. The increases in these costs were to support new partner launches, deliver enhanced functionality for our partners’ e-commerce businesses and continue to improve the capacity, stability and security of our e-commerce platform. As a percentage of net revenues, product development expense increased from 9.0% to 11.7% primarily due to the larger percentage increase in service fee revenues over the percentage increase in product sales.

General and Administrative Expense: General and administrative expenses consist primarily of payroll and related expenses for executive, finance, human resources, legal, sales and administrative personnel, as well as bad debt expense and occupancy costs for our headquarters and other offices.

General and administrative expenses increased $4.4 million in the third quarter of fiscal 2006 primarily due to a $2.2 million increase in personnel and related costs incurred to support the growth of our business, a $1.0 million increase in stock-based compensation primarily related to an executive retirement package, a $0.4 million increase in professional fees and a $0.8 million increase in other general and administrative expenses. As a percentage of net revenues, general and administrative expense increased from 6.0% to 8.0% primarily due to the larger percentage increase in service fee revenues over the percentage increase in product sales.

Depreciation and Amortization Expense: Depreciation and amortization expenses relate primarily to the depreciation of three facilities owned by us; our corporate headquarters in King of Prussia, Pennsylvania, our other corporate facility in King of Prussia, Pennsylvania and our Louisville, Kentucky fulfillment center; the depreciation and amortization of the capitalized costs for our purchased and internally-developed technology, including a portion of the cost related to the employees that developed such technology and our purchased hardware and software; and the depreciation of improvements, furniture and equipment at our corporate headquarters, our Louisville and Shepherdsville, Kentucky fulfillment centers and our Melbourne, Florida customer contact center.

Depreciation and amortization expenses increased $1.8 million primarily due to increased technology purchases and capitalized costs related to internal-use software.

Nine-month period ended October 1, 2005 and September 30, 2006 (amounts in tables in millions):

Net Revenues

	First Nine Months of Fiscal 2005		First Nine Months of Fiscal 2006		First Nine Months of Fiscal 2006 vs. First Nine Months of Fiscal 2005
	$	%	$	%	$ Change	% Change
Net revenues from product sales - sporting goods	$119.8	44.7%	$166.4	47.2%	$46.6	38.9%
Net revenues from product sales - other	100.5	37.5%	104.4	29.7%	3.9	3.9%

Net revenues from product sales	220.3	82.2%	270.8	76.9%	50.5	22.9%
Service fee revenues	47.8	17.8%	81.5	23.1%	33.7	70.5%

Net revenues	$268.1	100%	$352.3	100%	$84.2	31.4%

Net revenues from product sales increased $50.5 million in the first nine months of fiscal 2006. Of this increase, $22.6 million was attributable to the addition of partners that were launched after the third quarter of fiscal 2005, $21.4 million was attributable to growth in sales from partners’ e-commerce businesses that were operated for the entirety of both periods and $6.5 million was attributable to growth in sales from partners’ e-commerce businesses that were operated for part of the first nine months of fiscal 2005 and all of the first nine months of fiscal 2006. Net revenues from product sales included shipping revenue from certain partners from both our owned-inventory model and our partner-inventory model of $24.1 million for the first nine months of fiscal 2005 and $35.4 million for the first nine months of fiscal 2006.

Service fee revenues increased $33.7 million in the first nine months of fiscal 2006 due an increase of $29.6 million attributable to the addition of new partners that were launched after the third quarter of fiscal 2005, an increase of $5.0 million in project related service fees, offset by a decrease of $0.9 million from partners’ e-commerce businesses that were operated for the entirety of both periods.

Gross Profit

	First Nine Months of Fiscal 2005				First Nine Months of Fiscal 2006				First Nine Months of Fiscal 2006 vs. First Nine Months of Fiscal 2005
	$	% of Product Sales	% of Service Fees	% of Net Revenue	$	% of Product Sales	% of Service Fees	% of Net Revenue	$ Change	% Change
Gross profit from product sales	$54.6	24.8%	—		$69.9	25.8%	—		$15.3	28.0%
Gross profit from service fees	47.8	—	100%		81.5	—	100%		33.7	70.5%

Gross profit	$102.4			38.2%	$151.4			43.0%	$49.0	47.9%

The increase in gross profit as a percentage of net revenues from 38.2% to 43.0% is primarily due to the larger percentage increase in service fees over the percentage increase in product sales, which service fees have no associated cost of revenue. Service fee revenue growth was driven by increases in marketing service fees, partner paid technology fees and new partner service fees. In addition, the increase in gross profit percentage for product sales increased from 24.8% to 25.8% was primarily due to increased sales for sporting goods, which carry a higher gross margin than other product sales in the other category, and an increase in margin for product sales in the sporting goods and electronics categories.

Operating Expenses

	First Nine Months of Fiscal 2005		First Nine Months of Fiscal 2006		First Nine Months of Fiscal 2006 vs. First Nine Months of Fiscal 2005
	$	% of Net Revenues	$	% of Net Revenues	$ Change	% Change
Sales and marketing expenses	$65.6	24.5%	$94.4	26.8%	$28.8	43.9%
Product development expenses	20.8	7.8%	31.1	8.8%	10.3	49.5%
General and administrative expenses	15.0	5.6%	24.8	7.0%	9.8	65.3%
Depreciation and amortization expenses	10.4	3.9%	14.9	4.2%	4.5	43.3%

Total operating expenses	$111.8	41.8%	$165.2	46.8%	$53.4	47.8%

Sales and marketing expenses increased $28.8 million in the first nine months of fiscal 2006 primarily due to a $11.5 million increase in payroll and related costs principally in our customer care and fulfillment operations, a $8.5 million increase in marketing expense, a $4.9 million increase in credit card fees, a $1.2 million increase in office expense and occupancy costs, a $1.2 million increase in stock-based compensation expense, of which $0.6 related to deferred partner revenue share charges resulting from higher product sales from a partner’s e-commerce business, and a $1.5 million increase in other costs. The increases in these costs were principally caused by higher sales volumes in the third quarter of fiscal 2006. As a percentage of net revenues, sales and marketing expenses increased from 24.5% to 26.8% primarily due to the larger percentage increase in service fee revenues over the percentage increase in product sales.

Product development expenses increased $10.3 million in the first nine months of fiscal 2006 primarily due to a $5.2 million increase in personnel and related costs, a $2.8 million increase in professional fees, a $0.9 million increase in office expenses and a $1.4 million increase in other product development costs. The increases in these costs were to support new partner launches, deliver enhanced functionality for our partners’ e-commerce businesses and continue to improve the capacity, stability and security of our e-commerce platform. As a percentage of net revenues, product development expense increased from 7.8% to 8.8% primarily due to the larger percentage increase in service fee revenues over the percentage increase in product sales.

General and administrative expenses increased $9.8 million in the first nine months of fiscal 2006 primarily due to a $4.2 million increase in personnel and related costs incurred to support the growth of our business, a $1.8 million increase in professional fees, a $1.8 million increase in stock-based compensation expense, a $0.4 million increase in bad debt expense due to increased credit card sales and a $1.6 million increase in other general and administrative expenses. As a percentage of net revenues, general and administrative expenses increased from 5.6% to 7.0% primarily due to the larger percentage increase in service fee revenues over the percentage increase in product sales.

Depreciation and amortization expenses increased $4.5 million primarily due to increased technology purchases and capitalized costs related to internal-use software.

Income Taxes

Net operating losses generated through fiscal 2004 have been carried back to offset income taxes paid in prior years. The remaining net operating losses will be carried forward. As of the end of fiscal 2005, we had available net operating loss carryforwards of approximately $442.4 million which will expire in the years 2006 through 2025. The use of certain net operating loss carryforwards are subject to annual limitations based on ownership changes of our stock, as defined by Section 382 of the Internal Revenue Code. We expect that net operating losses of approximately $251.8 million will expire before they can be used. Any otherwise recognizable deferred tax assets have been offset by a valuation allowance for the net operating loss carryforwards.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents and marketable securities. Our cash, cash equivalents, and marketable securities were $156.7 million as of the end of fiscal 2005 and $103.5 million as of the end of the third quarter of fiscal 2006.

In June 2005, we received proceeds of approximately $80.0 million, net of underwriter’s discounts and offering expenses, from the completion of our public offering of common stock and convertible notes. We still intend to use the net proceeds from the offering for working capital and general corporate purposes, including possible acquisitions.

We had working capital of $109.8 million as of the end of fiscal 2005 and $90.6 million as of the end of the third quarter of fiscal 2006, and we had an accumulated deficit of $174.0 million as of the end of fiscal 2005 and $188.0 million as of the end of the third quarter of fiscal 2006.

We used $25.8 million in net cash for operating activities during the first nine months of fiscal 2006. Our principal sources of operating cash during the first nine months of fiscal 2006 were payments received from customers in our owned-inventory model and from partners in our partner-inventory model, which generally approximate our net revenues from product sales and our service fee revenues, respectively. Our principal uses of operating cash during the first nine months of fiscal 2006 were cash paid to product suppliers, which generally approximates our cost of revenues from product sales, employee compensation and partner revenue share payments. Changes in our operating assets and liabilities during the first nine months of fiscal 2006 resulted in a net cash outflow of $35.3 million. The most significant change was a decrease in accounts payable, accrued expenses and other, and an increase in inventory, offset, in part, by an increase in deferred revenue compared to the end of fiscal 2005. The decrease in accounts payable, accrued expenses and other was due primarily to a decrease in partner revenue share payments due at the end of the first nine months of fiscal 2006 due to the seasonality of our business. Our investing activities during the first nine months of fiscal 2006 consisted primarily of $27.0 million paid in capital expenditures and the acquisition of and investment in businesses for $8.2 million. Offsetting these outflows, in part, we sold $191.8 million and purchased $172.3 of marketable securities and we received cash of $2.9 million from a government economic development grant for the construction and renovation of our headquarters. Our financing activities during the first nine months of fiscal 2006 consisted primarily of the receipt of $5.3 million in gross proceeds from exercises of common stock options and warrants.

We used $26.3 million in net cash for operating activities during the first nine months of fiscal 2005. Our principal sources of operating cash during the first nine months of fiscal 2005 were payments received from customers and fee-based partners, which generally approximate our net revenues from product sales and our service fee revenues, respectively. Our principal uses of operating cash during the first nine months of fiscal 2005 were cash paid to product suppliers, employee compensation and partner revenue share payments. Changes in our operating assets and liabilities during the first nine months of fiscal 2005 resulted in a net cash outflow of $30.3 million. The most significant changes were a decrease in accounts payable, accrued expenses and other, offset, in part, by a decrease in inventory compared to the end of fiscal 2004. The decrease in accounts payable, accrued expenses and other was due primarily to a decrease in trade accounts payable due primarily to lower inventory levels at the end of the third quarter of fiscal 2005 and a decrease in amounts owed to partners, which were related to increased sales volume in the fourth quarter of fiscal 2004. Our investing activities during the first nine months of fiscal 2005 consisted primarily of the purchase of $117.0 million and sale of $76.5 million of marketable securities. During the first nine months of fiscal 2005, we also incurred capital expenditures of $23.2 million and the acquisition of GSI Europe, net of cash, of $0.4 million. Our financing activities during the first nine months of fiscal 2005 consisted of the receipt of $7.0 million in gross proceeds from exercises of common stock options and $85.7 million in gross proceeds from public offering of equity and debt.

Certain Related Party Transactions

As of November 1, 2006, Liberty Media Corporation, through its subsidiary QVC, Inc., and QVC’s affiliate QK Holdings, Inc., beneficially owned approximately 20.3% of our outstanding common stock including a right to purchase common stock. On June 15, 2006, QK Holdings, Inc. exercised its warrant to purchase 300,000 shares of our common stock at an exercise price of $6.00 per share. We received $1.8 million in proceeds from the exercise of the warrants. We provide technology, procurement and fulfillment services for QVC, including selling sporting goods, recreational and/or fitness related equipment and related products, apparel and footwear to QVC for resale through the QVC Web site. We recognized net revenues of $0.5 million during the first nine months of fiscal 2006 on sales to QVC under this Web site development and distribution agreement. The terms of these sales are comparable to those with other similar partners.

As of November 1, 2006, we owned approximately 9.6% of the outstanding common stock of Odimo. SOFTBANK Capital Partners LLC and its affiliates collectively own approximately 16.1% of the outstanding common stock of Odimo. As of November 1, 2006, SOFTBANK Capital Partners LLC and its affiliates collectively own approximately 17.9% of our outstanding common stock. Ronald D. Fisher, one of our directors, is vice-chairman of SOFTBANK Holdings Inc. and SOFTBANK Corp. and a managing general partner of SOFTBANK Capital Partners LP, which are affiliates of SOFTBANK Capital Partners LLC, and Michael S. Perlis, another of our directors, is venture partner of SOFTBANK Capital Partners LP.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no significant changes in market risks for the nine-month period ended September 30, 2006. See the information set forth in Part 1, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commissions (“SEC”) on March 15, 2006, as amended by Amendment No. 1 to Form 10-K filed with the SEC on May 1, 2006.

ITEM 4: CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation, as of September 30, 2006, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e).

Based on this evaluation, our chief executive officer and our chief financial officer have concluded that, as of September 30, 2006, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective at the reasonable assurance level, to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. We monitor and evaluate on an ongoing basis our internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, we modify and refine our internal processes and controls as conditions warrant. As required by Rule 13a-15(d), our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter ended September 30, 2006.

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

As of November 1, 2006, Michael G. Rubin, our chairman and chief executive officer, beneficially owned approximately 15.9%, funds affiliated with SOFTBANK Holdings Inc., or SOFTBANK, beneficially owned approximately 17.9%, and Liberty Media Corporation, through its subsidiary QVC, Inc. and QVC’s affiliate QK Holdings, Inc. beneficially owned approximately 20.3% of our outstanding common stock, including options to purchase common stock, which are exercisable on or before September 30, 2006. If they decide to act together, any two of Mr. Rubin, SOFTBANK, and Liberty would be in a position to exercise considerable control, and all three would be in a position to exercise complete control, over most matters requiring stockholder approval, including the election or removal of directors, approval of significant corporate transactions and the ability generally to direct our affairs. Furthermore, pursuant to stock purchase agreements, SOFTBANK and Liberty each have the right to designate up to one member of our board of directors. This concentration of ownership and the right of SOFTBANK and Liberty to designate members to our board of directors may have the effect of delaying or preventing a change in control of us, including transactions in which stockholders might otherwise receive a premium over prevailing market prices for our common stock. Furthermore, Mr. Rubin has entered into voting agreements with each of SOFTBANK and Liberty, and SOFTBANK and Liberty have entered into voting agreements with each other. The parties to these voting agreements have agreed to support the election of the directors designated by each of the other parties.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS WHO ARE NOT ALSO DIRECTORS.

None

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

Date: November 6, 2006

GSI COMMERCE, INC.

By:	/s/ MICHAEL G. RUBIN
Michael G. Rubin
Chairman, President and Chief Executive Officer

By:	/s/ MICHAEL R. CONN
Michael R. Conn
Senior Vice President, Finance and Chief Financial Officer (principal financial officer & principal accounting officer)