Form 10-K
period 2006-12-30
GSI COMMERCE INC
filed 2007-03-13
CIK 828750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission file number 0-16611

GSI COMMERCE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	04-2958132
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

935 FIRST AVENUE, KING OF PRUSSIA, PA	19406
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (610) 491-7000

Securities registered pursuant to Section 12(g) of the Act: None

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC
(Title of class)	Name of each exchange on which registered

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the securities act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer ☐        Accelerated filer ☒        Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of the close of business on June 30, 2006, was approximately $293,760,546 based on a per share price of $13.53, the closing price of the registrant’ common stock on such date, as reported on the NASDAQ Global Market. (1)

There were 46,053,410 shares of the registrant’s Common Stock outstanding as of the close of business on March 1, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

(Specific sections incorporated are identified- under applicable items herein)

Certain information required for Parts II and III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the Proxy Statement for the 2007 Annual Meeting of stockholders.

(1)

This amount equals the number of outstanding shares of the registrant’s common stock reduced by the number of shares that may be deemed held by the registrant’s executive officers, directors and stockholders owning in excess of 10% of the registrant’s common stock, multiplied by the last reported sale price for the registrant’s common stock on June 30, 2006. This information is provided solely for record keeping purposes of the Securities and Exchange Commission and shall not be construed as an admission that any executive officer, director or 10% stockholder of the registrant is an affiliate of the registrant or is the beneficial owner of any such shares. Any such inference is hereby disclaimed.

GSI COMMERCE, INC.

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 30, 2006

Our fiscal year ends on the Saturday nearest the last day of December. Accordingly, references to fiscal 2002, fiscal 2003, fiscal 2004, fiscal 2005, fiscal 2006, fiscal 2007, fiscal 2008, fiscal 2009, fiscal 2010 and fiscal 2011 refer to the years ended December 28, 2002, January 3, 2004, January 1, 2005, December 31, 2005 and December 30, 2006 and fiscal years ending December 29, 2007, January 3, 2009, January 2, 2010, January 1, 2011 and December 31, 2011.

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

Overview

We are a leading provider of e-commerce solutions that enable retailers, branded manufacturers, entertainment companies and professional sports organizations to operate e-commerce businesses both domestically and internationally. We either operate, or have agreements to operate, all or portions of the e-commerce businesses for approximately 60 partners in 11 retail merchandise categories, including Bath & Body Works®, Dick’s Sporting Goods®, Estee Lauder/Gloss.com®, Linens-n-Things®, Major League Baseball®, the NFL®, Palm®, Polo.com®, The Sports Authority® and Toys “R” Us®. We deliver customized solutions to our partners through our integrated e-commerce platform, which is comprised of three components: technology, logistics and customer care, and marketing services.

Industry Overview

Industry Trends

We believe that global Internet usage and online shopping continue to exhibit significant growth both domestically and internationally. According to estimates, the number of Internet users continues to grow globally and is expected to reach approximately 1.3 billion by 2009. Within the U.S., the percentage of Internet users with broadband access continues to increase and is estimated to reach 49% of total U.S. households by 2009. In addition, the total time U.S. users spend logged on to the Internet continues to grow and is estimated to exceed more than 5.7 trillion minutes in 2007, an increase of 20% compared to an estimated 4.8 trillion minutes in 2006. By 2009, it is estimated that 53% of the world’s Internet users will make a purchase online.

Market Size and Opportunity

We believe consumer use of the Internet to make purchases will continue to increase worldwide. According to Forrester Research, U.S. online sales for the 11 retail categories in which we currently operate are estimated to be $80.8 billion in 2007 and account for approximately 9.3% of total retail sales in those categories. For the years 2006 thru 2011, it is estimated that U.S. online sales in those categories will grow at a 16.5% compounded annual growth rate and will reach $144.4 billion and account for approximately 14.4% of total retail sales in those categories by 2011.

We believe that U.S. retail sales are increasingly influenced by the online channel. By the year 2010, nearly one-half of all U.S. retail sales will be impacted by online activity, according to one research estimate. As a result, we believe there is a growing requirement on the part of retailers and brands to adopt multichannel strategies and include their Web store as a primary component in their overall sales and marketing strategy. We believe the demand for the services, features and functions we provide, and continue to add to our platform, will grow as more retailers recognize the importance of implementing multichannel strategies and as they look to use their presence on the Web as a strategic marketing and branding vehicle for their entire business.

As more consumers use the Web for research and shopping, and retailers begin to take advantage of the Web for branding and marketing opportunities, the amount of money spent online for advertising and marketing is expected to increase. Money spent for online advertising and marketing in the U.S. is expected to climb from an estimated $17.4 billion in 2006 to approximately $26 billion by 2010, according to one research source. We believe retailers and brands have begun and will continue to advance their online marketing strategies by shifting funds from traditional offline advertising and marketing and moving them to the online channel. We believe this trend creates a particular opportunity for us to increase our value to our partners by offering them an expanded list of marketing services aimed at helping them grow their online businesses while enhancing the value of their offline businesses.

We believe this is part of a worldwide trend that shows retailers are increasing their information technology spending to improve their businesses. It is estimated that 32% of North American enterprises and 38% of European enterprises upgraded their commerce platforms in 2006 to support their expanding businesses. Worldwide spending on information technology by the retail industry is expected to grow from an estimated $45 billion in 2007 to $50 billion by 2009.

Our Value Proposition

As retailers and brands place a greater emphasis on developing their online channels, they are challenged to make the level of investment required to support a high-quality, multichannel, e-commerce business. The online businesses of our partners and prospects typically account for 3% or less of their companies’ overall businesses, which makes their online businesses too large to ignore, but not large enough to justify the investment required to provide a robust e-commerce offering.

Our core competency is e-commerce. By partnering with us, we believe companies gain access to better quality technology, a proven and integrated infrastructure and e-commerce expertise. Our scale allows us to provide our partners with a broader range of high-quality e-commerce capabilities, expertise and infrastructure than they could justify building, implementing and maintaining on their own. We structure our partner relationships to align our incentives with those of our partners, primarily by tying a portion of the financial benefit that we derive from our relationships to the performance of our partners’ e-commerce businesses. We offer partners the single-source advantage, which limits the complexities of dealing with multiple vendors while providing a comprehensive, integrated offering.

Our Solution

We provide custom solutions for our partners through an integrated e-commerce platform. In the U.S., our platform includes a comprehensive and integrated suite of technology, logistics and customer care, and marketing services. Internationally, the platform includes technology, marketing services and integration with third-party providers for logistics and customer care. Our solutions focus on the needs of our partners to promote their brand identity and provide multichannel capabilities while enabling them to remain focused on growing their businesses. Further, we continually seek to enhance our platform capabilities for the specific purpose of helping our partners grow their e-commerce businesses and enhance their customers’ online experience.

The majority of our partners use all of the components of our e-commerce platform. However, we have increasingly made our offering more modular to serve a larger universe of partners. Depending on requirements, individual partners may select specific elements from technology, logistics and customer care, and marketing services that best fit their needs.

We customize the design and operation of our partners’ e-commerce businesses, and we develop features and functions requested by partners. We also expand our solution by establishing relationships with leading providers of e-commerce products and services that enhance the features, functions and performance of our partners’ e-commerce businesses. We offer the products and services obtained through these strategic relationships as part of our integrated platform. By offering select, third-party products and services in this way, we provide a more compelling and competitive suite of features and functions that are designed to grow a partner’s e-commerce business, deliver a better customer experience and assist partners in building their multichannel initiatives.

Our E-Commerce Platform

Our integrated e-commerce platform consists of three main components — technology, logistics and customer care, and marketing services. Using these components, we can develop, implement and support all aspects of a partner’s e-commerce business. These components include:

Technology	Logistics & Customer Care	Marketing Services

• e-commerce Engine	• Fulfillment and drop shipping	• User experience and design

• Web Store management tools	• Customer care	• Online marketing

• Web infrastructure and hosting • Order management and processing • Reporting and analytics	• Buying	• Content creation (photography / copy) • e-mail marketing

Technology

e-Commerce Engine.    We build and operate our partners’ Web stores using the company’s proprietary e-commerce software application — “e-Commerce Engine.” The e-Commerce Engine includes a broad set of configurable features and functions that enable a complete online shopping experience, including product presentation, merchandising, shopping cart and checkout. The e-Commerce Engine allows partners to offer a robust consumer shopping experience that is uniquely tailored to their brand. The application is based on a standard three-tier architecture consisting of a Web layer, an application layer and a database layer. The company uses third-party software applications for the architecture’s foundation. On a selective basis, we have also integrated specialized, third-party software applications into our e-Commerce Engine in areas including, search, product presentation and customer analytics.

Web Store Management Tools.    We provide our partners with proprietary Web store management tools to manage their Web store’s administration, product and catalog content and reporting. These tools help partners to:

•	create and edit Web site navigation and product categories;

•	create, preview and schedule marketing content on their homepage and shopping pages;

•	create and edit product display characteristics including placement of product and branding images and descriptive product copy as well as product and category sequencing;

•	present special merchandising features such as featured products, related products, product collections, promotional advertisements and special offers;

•	create, customize and manage promotional campaigns;

•

establish up-sell and cross-sell relationships, manage pre-sell and backordering of yet-to-be-released or out-of-stock items and optimize search term mapping to enable consumers to more easily locate products on the site; and

•	activate and deactivate products based on inventory, availability, sell-through velocity and other criteria.

Web Infrastructure and Managed Hosting.    We host our partners’ Web stores in two Tier 1 data centers operated by a leading, third-party, telecommunications company. The two separately located data centers provide fail-over reliability for our partners’ Web stores. We use off-site, vaulted storage for system and database backups. Each center is configured with dedicated cage-and-rack server systems that can scale to accommodate our growing business. We actively manage and monitor the operations and infrastructure of our data centers, including communications, bandwidth, network, systems administration, load balancing, production support, security and data and storage requirements. Access to our data centers is controlled through photo identification and biometric handprint and retinal scans.

Order Management and Processing.    Our order management system manages all aspects of orders placed through partners’ Web stores, including credit card payments, alternative payments, private-label credit cards, promotions, gift card purchase and redemption, shipping fees, taxes, and other fees such as for gift wrapping. This system also determines the appropriate fulfillment channel for each order and manages backorders, substitutions, returns and exchanges. Our system is capable of accepting all major credit cards (Visa, MasterCard, American Express, Discover), gift cards, gift certificates, private-label credit cards, physical checks, store credits, purchase orders (“B-to-B”), alternative payment and checkout methods (Bill Me Later, PayPal and Google Checkout) and international credit and debit cards (JCB, Dankort and Switch/Maestro). We use multiple fraud detection and prevention tools and software, and we are linked with real-time, global fraud prevention databases. We can create customized rules to meet specific partner fraud policy requirements, and we train our customer care center agents on those policies. We maintain an internal team that is focused on order review, fraud prevention and claims processing.

Reporting and Analytics.    We provide our partners with continuous access to a secure, Web-based reporting portal that provides demand, merchandising, marketing, click stream and Web metrics. The portal’s user-friendly interface includes parameter-driven reports (e.g., custom timeframes), online analytical processing, pivot tables, graphical charts, trend analyses and CSV or Excel data export formats.

Logistics & Customer Care

Fulfillment and Drop Shipping.    We offer a full range of order fulfillment services through two primary locations — our 470,000 square-foot fulfillment center located in Louisville, Kentucky and our 400,000 square-foot fulfillment center located in Shepherdsville, Kentucky. In fiscal 2007, we expect to open a 540,000 square-foot fulfillment facility in Richwood, Kentucky. As business needs dictate, we obtain supplemental fulfillment space to support our main fulfillment centers in Kentucky. Including our new facility in Richwood, our total fulfillment footprint is approximately 1.7 million square feet. We also integrate with an extensive network of third-party, drop-ship vendors as well as with certain partners who perform their own fulfillment.

Our fulfillment activities include inbound receiving, storage, picking, packing and shipping and returns processing. We also offer a variety of value-added fulfillment services including customized package branding, gift wrapping, gift messaging, promotional inserts, bundling, kitting and product customization such as monogramming and engraving. We maintain relationships with major freight carriers and seek to achieve purchasing efficiencies by aggregating the shipping volume of our partners. We offer multiple forms of shipping methods to customers, including standard and expedited options, and we enable our partners to give pricing on order value and dimensional characteristics. We maintain inventory integrity and accuracy through a variety of methods, including electronic inbound item-level scan validation, outbound parcel expected weight validation, planned and unplanned cycle counting, transaction activity and data analysis and security-related checks.

Customer Care.    We operate an 82,000 square-foot customer care center in Melbourne, Florida and a 48,000 square-foot customer care center in Eau Claire, Wisconsin. Our customer care is provided 24 hours per day, seven days per week. The Melbourne center has approximately 500 agent workstations, and the Eau Claire center has approximately 320 agent workstations. Additionally, we utilize third-parties to add customer service capacity when needed. We also deploy our customer care application remotely for partners that provide their own customer care services. Our primary customer care activities include inbound contact management via phone and e-mail. Our customer care workstations contain applications and informational tools that provide agents with access to customer information including service history, previous purchases and personal preferences. Service agents also have visibility into product information, inventory availability and order status. These service agent tools are integrated with our order management and fulfillment operations to provide a consistent experience across all customer touch points including our partners’ Web stores, direct mail, newspaper circulars, catalogs, promotional events and direct response television campaigns. In addition to partner level training, we use a variety of customer care practices and systems to improve quality and efficiency including skills-based call routing, interactive voice response, call monitoring and work flow planning.

Buying.    We have a team of buyers that procure products to be sold through certain of our partners’ e-commerce businesses, including those in sporting goods, consumer electronics and licensed entertainment. Our buyers identify general category trends and themes, select suppliers of merchandise, pick specific products to be purchased, forecast quantities to purchase based on expected demand and negotiate terms with suppliers.

Marketing Services

User Experience and Design.    We develop creative strategies and create compelling online brand experiences through an in-depth understanding of our partners’ customers’ needs and behaviors. Through a user-centered design process, our team of usability, design, content and technology professionals collaborates with our partners to create custom online experiences that reinforce our partners’ offline presence. We build and promote brand consistency by developing the overall messaging, imagery and tone for a partner’s Web store. We help partners appeal to their key customer groups through community functions that provide special interest content. We create online stores that are intuitive and easy-to-use by providing navigational structure, presentation content and tools that add convenience, efficiency and speed to enhance the customer experience.

Content Creation (photography / copy).    We create engaging and informative product images and descriptive content that appear on our partners’ Web stores. Standards are collaboratively established with partners to create content that aligns with the partner’s branding. We maintain a professional digital photography studio and use graphics, imagery and rich media to create product presentations designed to inform customers and encourage purchases. We write descriptive and detailed product specifications to educate shoppers and further enhance their online shopping experience. We provide fit and care instructions, buyers guides, fashion tips, legal information, appropriate age and skill levels and other informative content designed to support a customer’s purchase decision.

Online Marketing Services.    We develop and manage strategic marketing programs for our partners that are designed to increase online exposure, generate incremental revenue and drive new customer acquisition. We have combined our e-commerce expertise, our familiarity with our partners’ online businesses and our skills as interactive marketing agency professionals to offer our partners a comprehensive suite of online marketing services. Our marketing research and analysis helps create favorable product marketplace and brand positioning opportunities for our partners against their competition. We create and run marketing campaigns and programs that include search engine marketing (SEM), e-mail marketing, online advertising and affiliate marketing. Many of our campaigns target and look to capitalize on consumer search processes. We look to best position our partners’ products in multiple search forums including search engines, comparison shopping sites, contextually relevant publisher sites, or within the consumer’s own e-mail inbox. We measure and analyze consumer purchasing behavior and use the intelligence to optimize our search campaigns for our partners.

e-Mail Marketing.    We develop and deliver customized and targeted e-mail marketing campaigns for our partners based upon customer demographics, purchases and preference data. Using CRM tools, we create targeted customer lists for various types of e-mail marketing campaigns. We also capture and evaluate multiple types of activity during e-mail campaigns, such as messages sent, delivered, opened, bounced back, opted out and clicked through, to measure campaign effectiveness and improve the performance of future e-mail marketing efforts. We can also use e-mail as well as real-time analytics in the shopping cart to personalize the customer shopping experience, for example, by recommending other product purchases to the customer based on their most recent shopping experience.

International

Our platform also features a comprehensive and integrated international solution. Based in Barcelona, Spain, our European operation provides e-commerce solutions for the international marketplace. Through this international solution we operate online stores for partners in 27 countries and in 12 languages. Based on the Web store’s country of service, sites are localized to accommodate language, currency, taxes, shipping rates, data privacy laws and marketing programs. The solution is integrated and compliant with major European currencies and payment systems and provides a solution for complying with the taxation requirements of major European countries. The solution also enables us to support our partners’ European logistics and customer care through the integration of our technology with the infrastructure of our partners and a network of third-party providers.

Growth Strategy

Our objective is to grow our business by expanding the e-commerce businesses of our existing partners, by adding new partners and by generating incremental revenue from the professional services we provide. Key elements of our growth strategy include:

Grow Our Existing Partners’ Businesses

The financial benefit that we derive from our relationships with our partners is primarily tied to the performance of our partners’ e-commerce businesses. Accordingly, it is part of our strategy to grow our business by growing our partners’ e-commerce businesses. We implement this strategy by working closely with our partners to identify initiatives designed to grow their e-commerce businesses. Annually, based on partner input and industry trends, we develop a product roadmap which details the direction that our platform enhancement projects will take for the upcoming year. The roadmap may include adding new features and functions to Web stores such as alternative payment methods, creating new partner site tools, enhancing reporting and analytics or adding new multichannel integration capabilities. We have invested, and plan to continue to invest, in our platform as we continuously seek to enhance and expand our capabilities. We have expanded and enhanced our customer care and fulfillment capabilities and capacity with the addition of new fulfillment and customer care centers, services and technology. We have expanded and enhanced our capabilities in site design and presentation, usability, navigation and parametric search, personalization, customization, account management, shopping and product merchandising, payment processing and shopping cart and checkout. We have expanded and enhanced our capabilities in creative Web strategy and design, online marketing, content creation (photography and content) and e-mail marketing.

Expand Our Partner Base

We intend to grow our business by adding new partners that have strong brand franchises primarily within the categories we target. We will also consider adding partners in new categories where the partner has a significant and established presence in the category. We seek to attract new partners by providing solutions that enable partners to grow their e-commerce businesses more rapidly and cost-effectively than they could on their own. Because we provide our solutions through an integrated multipartner platform, we are able to use the enhanced capabilities we have developed to attract new partners. We employ a full time sales force and sales support group that develops our business prospects. The U.S. sales group is assigned regional sales territories. We also have a business development effort focused on European prospects. In fiscal 2006, we signed agreements with nine new partners. Of the nine, eight are domestic and one is both domestic and international. We have signed five to 10 new partners per year since 2001.

Revenue from Professional Services

We also grow by providing marketing and technology development to our partners on a professional services basis. Our marketing services group is focused on serving the emerging marketing needs of our partners by providing services such as Web store redesign and online branding initiatives, creating compelling new content and community features for partners’ Web stores, creating and executing online advertising, optimizing natural and paid search, developing and operating affiliate marketing programs and developing and running e-mail marketing campaigns. In addition to marketing, we also offer partners custom technology development and implementation services for features and functions that we have developed for use on our e-commerce platform.

For information about the seasonality of our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality.”

Our Partners

We operate e-commerce businesses for our partners pursuant to contractual agreements. We generally operate e-commerce businesses for our partners based on one of two models or, in some circumstances, a combination of these models. We refer to these models as the owned inventory model and the partner inventory model.

Owned Inventory Model — We select and purchase inventory from vendors, sell the inventory directly to consumers through our e-commerce platform under our partners’ names, record revenues generated from the sale by us of these products and generally pay a percentage of these revenues to the respective partners in exchange for the right to use their brand names, logos and Web site address in the operation of their e-commerce business and for their commitment to promote and advertise their e-commerce business. We have a buying organization that procures products in the following merchandise categories: sporting goods, consumer electronics and licensed entertainment products. Because we operate e-commerce businesses for our sporting good partners using a common pool of owned sporting goods inventory, we are able to offer a broad assortment while efficiently managing our inventory. Under the owned inventory model, we establish the prices for products that we offer. To the extent possible, we strategically price products sold through a partner’s e-commerce business to be consistent with the pricing for the same products at that partner’s retail stores. Accordingly, prices for the same products may differ across our partners’ e-commerce businesses. Revenues generated from this model are recorded by us as product sales. We believe that we have strong relationships with our vendors and sources of unique products, and we regularly seek to add new vendors, brands and sources of unique products. During fiscal 2006, we purchased $81.3 million of inventory from one vendor, which accounted for 28.6% of the total dollar amount of inventory we purchased.

As part of our owned inventory model, we also have business-to-business (“B-to-B”) relationships for sporting goods with several partners. In our B-to-B relationships, we generally provide a product information database that our B-to-B partners use to sell merchandise on their e-commerce sites. These partners process customer orders on their Web stores and deliver the orders to us electronically. We sell the products ordered to these partners from our inventory or through our network of drop shippers and transfer title to the partners at a predetermined price. We then send the orders to customers on behalf of these partners.

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

The following table sets forth as of March 1, 2007, partners for which we operate all or a portion of their e-commerce businesses or with which we have publicly announced agreements and the principal type of agreement that we have with each partner although many deals have aspects of both models:

Sporting Goods	Appliances and Tools

adidas ® (P)

Blades Board and Skate ® (O)

Buy.com ® (O)

CBS Sports Store TM (O)

City Sports ® (O)

Dick’s Sporting Goods ® (O)

Dunham’s Sports ® (O)

Fogdog ® (O)

G.I. Joe’s ® (O)

Houston Texans ® (O)

Kmart ® (O)

Major League Baseball ® (P)

MC Sports ® (O)

Modell’s Sporting Goods ® (O)

National Football League ® (O)

National Hockey League ® (O)

NASCAR/Turner Sports ® (O)

Olympia Sports ™ (O)

Pro Golf International ™ (O)

QVC ® (O)

Racing One/International Speedway Corp. ® (O)

Rawlings ® (O)

Reebok ® (O)

Rockport ® (O)

Russell Athletics ® (O)

San Francisco 49ers ® (O)

Sears ® (O)

Sport Chalet ® (O)

TeamStore.com (O)

The Sports Authority ® (O)

Timberland ® (P)

Apparel

Aeropostale ® (P)

BCBG Max Azria ® (P)

Burberry ® (P)

C.C. Filson & Co. ® (P)

Dockers ® (P)

kate spade ® (P)

Levis® brand (P)

Liz Claiborne ® (P)

Polo.com SM (P)

Wilsons Leather ® (P)

Ace Hardware ® (P)

Baby Products

BabyCenter ® (P)

Consumer Electronics

Palm ® (O)

RadioShack ® (P)

Tweeter Home Entertainment SM (P)

Cosmetics and Fragrances

Bath & Body Works ® (P)

Elizabeth Arden ® (P)

Estee Lauder/Gloss.com ® (P)

Home Furnishings

iRobot ® (P)

Linens-n-Things ® (P)

International

Iomega ® (P)

HP ® (P)

Logitech ® (P)

Skype ® (O)

Jewelry

Zale ® (P)

Entertainment Media (Music and Video)

Home Box Office ® (O)

Nickelodeon ® (O)

Public Broadcasting Service ® (P)

Personal Care

GNC Corp.® (P)

Toys and Video Games

Toys “R” Us ® (P)

(O)	— Owned Inventory Model

(P)	— Partner Inventory Model

Competition

The market for the development and operation of e-commerce businesses is continuously evolving and intensively competitive. Many of our prospective partners evaluate managing all aspects of an e-commerce operation with internal resources. As a result, we often compete with in-house solutions promoted and supported by internal information technology staffs, marketing departments, merchandising groups and other internal corporate constituencies. In these situations, we also compete with technology and service providers that supply one or more components of an e-commerce solution, primarily to allow prospects to develop and operate their e-commerce business in-house. This group of providers may include the prospective partner itself and companies that offer: Web platforms (ATG, IBM and Microsoft); customer, Web analytics and customer relationship management solutions (Seibel, WebSideStory, Coremetrics); order processing, warehouse management and merchandising systems (SAP, Yantra, Manhattan Associates); customer care /call center services (West and Convergys); fulfillment and logistics (DHL, UPS and Accretive Commerce); e-mail management (Experian and Epsilon Interactive); online marketing (aQuantive, Digitas and Grey Interactive); strategic consulting (McKinsey & Co., Boston Consulting Group and Accenture); systems integration (Accenture, BearingPoint, EDS, Sapient, Infosys and IBM); and design services (aQuantive/Razorfish, AKQA, Blast Radius and Digitas).

When prospects are open to broader and more integrated service offerings, we primarily compete with the Services Division of Amazon.com and, in selected categories, Digital River, both of which offer a range of e-commerce services similar to the services we provide through our e-commerce platform. In addition, we compete with the online and offline businesses of a variety of retailers and manufacturers in our targeted categories.

We believe that we compete with these competitors primarily on the basis of the following:

•	offering a complete integrated solution designed to increase efficiencies and improve integration;

•	promoting the partner’s brand and business — not our own;

•	providing scale and operating leverage with an enterprise focus;

•	establishing our commitment to invest in and grow our platform (e.g., international platform, marketing services); and

•	aligning our financial interests with those of our partners.

Intellectual Property

Our platform includes certain proprietary technology. To protect our proprietary rights in services and technology, we rely on various intellectual property laws and contractual restrictions. These include confidentiality, trade secret law, invention assignment and nondisclosure agreements with our partners, employees, contractors and suppliers. Despite these precautions, it may be possible for a third-party to copy or otherwise obtain and use our intellectual property without our authorization.

We use our partners’ names, URLs, logos and other marks in connection with the operation and promotion of their e-commerce businesses. Our agreements with our partners provide us with licenses generally to use this intellectual property in connection with the operation of their e-commerce businesses. These licenses typically are coterminous with the respective agreements.

We also rely on technologies that we license from third parties. These licenses may not continue to be available to us on commercially reasonable terms in the future. As a result, we may be required to obtain substitute technology of lower quality or at greater cost, which could materially adversely affect our business, results of operations and financial condition.

Government Regulation

We generally are not regulated other than pursuant to international, federal, state and local laws applicable to the Internet or e-commerce or to businesses in general. Certain regulatory authorities have enacted or proposed specific laws and regulations governing the Internet and online retailing. These laws and regulations cover issues such as taxation, pricing, content, distribution, quality and delivery of products and services, electronic contracts, intellectual property rights, user privacy and information security.

The issues of user privacy and information security have been the focus of numerous laws and regulations. These laws and regulations impact our business because we store personal information regarding customers of a partner’s e-commerce business and provide some of this information to that partner and to certain third parties that we use to process and authorize payments, process and fulfill orders, detect fraud, provide customer service, send e-mails and evaluate and maintain the performance of our partners’ Web sites. Laws such as the CAN-SPAM Act of 2003 or other user privacy or security laws could restrict our and our partners’ ability to market products to our partners’ customers, create uncertainty in Web usage and reduce the demand for our products and services or require us to redesign our partners’ Web sites or the operation of their e-commerce businesses.

Laws and regulations that were enacted prior to the advent of the Internet also affect our business. These laws and regulations cover issues such as property ownership, intellectual property rights, taxation, defamation, obscenity, business and trade practices, qualification to do business and export or import matters. Because these laws and regulations do not contemplate or address the unique issues of the Internet and online retailing, we are not certain how our business may be affected by their potential application. Also, changes in these laws and regulations intended to address these issues could create uncertainty in e-commerce. This uncertainty could reduce demand for our services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

Employees

As of February 23, 2007, we employed 2,521 full-time employees and 93 part-time employees. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good. Competition for qualified personnel in our industry is intense. We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel.

Investor Information

We are subject to the informational requirements of the Securities Exchange Act of 1934. Therefore, we file reports and information, proxy statements and other information with the Securities and Exchange Commission. Such reports, proxy and information statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NW, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

We are a Delaware corporation organized in 1986. Our executive offices are located at 935 First Avenue, King of Prussia, Pennsylvania, 19406. Our telephone number is (610) 491-7000.

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

All statements made in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements, as defined under federal securities law. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects,” “schedule,” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, consumer spending, the financial markets and the industries in which we and our partners operate, changes affecting the Internet and e-commerce, our ability to develop and maintain relationships with strategic partners and suppliers and the timing of our establishment, extension or termination of our relationships with strategic partners, our ability to timely and successfully develop, maintain and protect our technology, confidential and proprietary information, and product and service offerings and execute operationally, our ability to attract and retain qualified personnel, our ability to successfully integrate our acquisitions of other businesses, if any, the performance of acquired businesses and the impact of SFAS123(R). More information about potential factors that could affect us is provided below. We expressly disclaim any intent or obligation to update these forward-looking statements.

Risks Related to Our Business

Our future success cannot be predicted based upon our limited operating history.

Compared to certain of our current and potential competitors, we have a relatively short operating history. In addition, the nature of our business and the e-commerce industry in which we operate has undergone rapid development and change since we began operating in e-commerce. Accordingly, it is difficult to predict whether we will be successful. Thus, our chances of financial and operational success should be evaluated in light of the risks, uncertainties, expenses, delays and difficulties associated with operating a business with limited history in a relatively rapidly changing industry. If we are unable to address these issues, we may not be financially or operationally successful.

Our failure to manage growth and diversification of our business could harm us.

We are continuing to grow and diversify our business both in the United States and internationally. As a result, we must expand and adapt our operational infrastructure and increase the number of our personnel in certain areas. To effectively manage our growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. These enhancements and improvements are likely to be complex and will require significant capital expenditures and allocation of valuable management resources. If we are unable to adapt our systems in a timely manner to accommodate our growth, our business may be adversely affected.

We have an accumulated deficit and may incur additional losses.

Although we recorded net income in the last two fiscal years, we incurred net losses in the previous four fiscal years while operating our business. As of the end of fiscal 2006, we had an accumulated deficit of $120.3 million. We may not generate sufficient revenue and gross profit from our existing partners, add an appropriate number of new partners or adequately control our expenses. If we fail to do this, we may not be able to maintain profitability.

We will continue to incur significant operating expenses and capital expenditures as we seek to:

•	launch new partners;

•	enhance our fulfillment capabilities and increase fulfillment capacity;

•	develop new technologies and features to improve our partners’ e-commerce businesses;

•	enhance our customer care center capabilities to better serve customers’ needs and increase customer care capacity;

•	improve our marketing and design capabilities;

•	increase our general and administrative functions to support our growing operations;

•	continue our business development, sales and marketing activities; and

•	make strategic or opportunistic acquisitions of complementary or new businesses or assets or internally develop new business initiatives.

If we incur expenses at a greater pace than our revenues, we could incur additional losses.

We may in the future need additional debt or equity financing to continue our growth. Such additional financing may not be available on satisfactory terms or it may not be available when needed, or at all.

We have funded the growth of our e-commerce business primarily from the sale of equity securities and through the issuance of convertible notes. If our cash flows are insufficient to fund our growth, we may in the future need to seek additional equity or debt financings or reduce costs. Further, we may not be able to obtain financing on satisfactory terms or it may not be available when needed, or at all. Our inability to finance our growth, either internally or externally, may limit our growth potential and our ability to execute our business strategy. If we issue securities to raise capital, our existing stockholders may experience dilution or the new securities may have rights senior to those of our common stock. In addition, the terms of these securities could impose restrictions on our operations.

Seasonal fluctuations in sales cause wide fluctuations in our quarterly results.

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

Our fourth fiscal quarter has accounted for and is expected to continue to account for a disproportionate percentage of our total annual revenues. For fiscal 2006 and fiscal 2005, 42.4% and 40.5% of our annual net revenues were generated in our fiscal fourth quarter, respectively. Since fiscal 1999, we have not generated net income in any fiscal quarter other than a fiscal fourth quarter. If our revenues are below seasonal expectations during the fourth fiscal quarter or if we do not execute operationally, our operating results could be below the expectations of securities analysts and investors. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel, customer care operations, fulfillment operations, IT capacity and shipment activities and may cause a shortfall in revenues compared to expenses in a given period.

In addition, if too many consumers access our partners’ e-commerce businesses within a short period of time due to increased holiday or other demand or if we inaccurately forecast consumer traffic, we may experience system interruptions that make our partners’ e-commerce businesses unavailable or prevent us from transmitting orders to our fulfillment operations, which may reduce the volume of goods we sell as well as the attractiveness of our partners’ e-commerce businesses to consumers. In anticipation of increased sales activity during our fourth fiscal quarter, we and our partners increase our inventory levels. If we and our partners do not increase inventory levels for popular products in sufficient amounts or are unable to restock popular products in a timely manner, we and our partners may fail to meet customer demand which could reduce the attractiveness of our partners’ e-commerce businesses. Alternatively, if we overstock products, we may be required to take significant inventory markdowns or write-offs, which could reduce profits.

We have expanded into new categories and may expand into additional new categories in the future. If we do not successfully execute on the expansion of our operations into these new categories, our growth could be limited.

While we have operated in e-commerce since 1999, we did not expand beyond the sporting goods category until 2001. Since 2001, our operations have expanded into 11 categories. Each category in which we operate requires unique capabilities and experience and increases the complexity of our business. If we are unable to generate sufficient revenue in a category, we may not be able to cover the incremental staffing and expenses required to support the unique capabilities required by that category. If we do expand into new categories, there can be no assurance that we will do so successfully.

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

Our growth depends, in part, on our ability to add and launch new partners on a timely basis and on favorable terms and to extend the length of existing partner agreements on favorable terms.

Key elements of our growth strategy include adding new partners, extending the length of existing partner agreements on favorable terms and growing the business of our existing partners. If we are unable to add our targeted amount of new business, partners with good reputations or new partners on favorable terms, our growth may be limited. If we are unable to add and launch new partners within the time frames projected by us, we may not be able to achieve our targeted results in the expected periods. In addition, our ability to add new partners and retain and renew existing partners depends on the quality of the services we provide and our reputation. To the extent that we have difficulties with the quality of the services we provide or have operational issues that adversely affect our reputation, it could adversely impact our ability to add new partners, retain and renew existing partners and grow the business of our existing partners. Because competition for new partners is intense, we may not be able to add new partners on favorable terms, or at all. Further, our ability to add new partners on favorable terms is dependent on our success in building and retaining our sales organization and investing in infrastructure to serve new partners.

Our success is tied to the success of the partners for which we operate e-commerce businesses.

Our success is substantially dependent upon the success of the partners for which we operate e-commerce businesses. The retail business is intensely competitive. If our partners were to have financial difficulties or seek protection from their creditors or if they were to suffer impairment of their brand, it could adversely affect our ability to maintain and grow our business. Our business could also be adversely affected if our partners’ marketing, brands or retail stores are not successful or if our partners reduce their marketing or number of retail stores. Additionally, a change in management at our partners could adversely affect our relationship with those partners and our revenue from our agreements with those partners. As a result of our relationship with certain of our partners, these partners identify, buy, and bear the financial risk of inventory obsolescence for their corresponding web stores and merchandise. As a result, if any of these partners fail to forecast product demand or optimize or maintain access to inventory, we would receive reduced service fees under the agreements and our business and reputation could be harmed.

We enter into contracts with our partners. We derived 52.9% of our revenue in fiscal 2006 and 40.5% gross profit from five partners’ e-commerce businesses. If we do not maintain good working relationships with our partners, or perform as required under these agreements, it could adversely affect our business.

The contracts with our partners establish complex relationships between our partners and us. We spend a significant amount of time and effort to maintain our relationships with our partners and address the issues that from time to time may arise from these complex relationships. For fiscal 2006, sales to customers through one of our partner’s e-commerce businesses accounted for 14.9% of our revenue, sales to customers through another one of our partner’s e-commerce businesses accounted for 13.9% of our revenue. For fiscal 2006, sales through our top five partners’ e-commerce businesses accounted for 52.9% of our revenue or 40.5% of our gross profit. For fiscal 2005, sales to customers through one of our partner’s e-commerce businesses accounted for 25.6% of our revenue, sales through another one of our partner’s e-commerce businesses accounted for 12.8% of our revenue. For fiscal 2005, sales through our top five partners’ e-commerce businesses accounted for 61.3% of our revenue or 45.0% of our gross profit. Our partners could decide not to renew their agreements at the end of their respective terms. Additionally, if we do not perform as required under these agreements, our partners could seek to terminate their agreements prior to the end of their respective terms or seek damages from us. Loss of our existing partners, particularly our major partners, could adversely affect our business, financial condition and results of operations.

We and our partners must develop and maintain relationships with key manufacturers to obtain a sufficient assortment and quantity of quality merchandise on acceptable commercial terms. If we or our partners are unable to do so, it could adversely affect our business, results of operations and financial condition.

For the e-commerce businesses for which we own inventory, we primarily purchase products from the manufacturers and distributors of the products. For the e-commerce businesses for which our partners own inventory, our partners typically purchase products from the manufacturers and distributors of products or source their own products. If we or our partners are unable to develop and maintain relationships with these manufacturers, distributors or sources, we or our partners may be unable to obtain or continue to carry a sufficient assortment and quantity of quality merchandise on acceptable commercial terms and our partners’ e-commerce businesses and our business could be adversely impacted. We do not have written contracts with some of our manufacturers, distributors or sources. During fiscal 2006, we purchased 28.6% of the total amount of inventory we purchased from one manufacturer. In addition, during fiscal 2005, we purchased 40.0% of the total amount of inventory we purchased from the same manufacturer. While we have a contract with this manufacturer, this manufacturer and other manufacturers could stop selling products to us or our partners and may ask us or our partners to remove their products or logos from our partners’ Web sites. If we or our partners are unable to obtain products directly from manufacturers, especially popular brand manufacturers, we or our partners may not be able to obtain the same or comparable merchandise in a timely manner or on acceptable commercial terms.

We rely on our ability to enter into marketing and promotional agreements with online services, search engines, comparison shopping sites, affiliate marketers other Web sites to drive traffic to the e-commerce businesses we operate. If we are unable to enter into or properly develop these marketing and promotional agreements, our ability to generate revenue could be adversely affected. In addition, new technologies could block our ads and manipulate web search results, which could harm our business.

We have entered into marketing and promotional agreements with search engines, comparison shopping sites, affiliate marketers and other Web sites to provide content, advertising banners and other links to our partners’ e-commerce businesses. We rely on these agreements as significant sources of traffic to our partners’ e-commerce businesses and to generate new customers. If we are unable to maintain these relationships or enter into new agreements on acceptable terms, our ability to attract new customers could be harmed. Further, many of the parties with which we may have online advertising arrangements provide advertising services for other marketers of goods. As a result, these parties may be reluctant to enter into or maintain relationships with us. In addition, technologies may be developed that can block the display of our ads and could harm our ability to contact customers. Further, “index spammers” who develop ways to manipulate web search results could reduce the traffic that is directed to our partners’ e-commerce businesses. Failure to achieve sufficient traffic or generate sufficient revenue from purchases originating from third parties may limit our partners’ and our ability to maintain market share and revenue.

In addition, we contact customers through e-mail. Our ability to contact customers through e-mail could be harmed and our business may be adversely affected if we mistakenly end up on SPAM lists, or lists of entities that have been involved in sending unwanted, unsolicited e-mails.

If we experience problems in our fulfillment operations, our business could be adversely affected.

Although we operate our own fulfillment centers, we rely upon multiple third parties for the shipment of our products. We also rely upon certain vendors to ship products directly to consumers. As a result, we are subject to the risks associated with the ability of these vendors and other third parties to successfully and in a timely manner fulfill and ship customer orders. The failure of these vendors and other third parties to provide these services, or the termination or interruption of these services, could adversely affect the satisfaction of consumers, which could result in reduced sales by our partners’ e-commerce businesses. In addition, if third parties were to increase the prices they charge to ship our products, and we passed these increases on to consumers, consumers might choose to buy comparable products locally to avoid shipping charges.

Under some of our partner agreements, we maintain the inventory of our partners in our fulfillment centers. Our failure to properly handle and protect such inventory could adversely affect our relationship with our partners.

In addition, because it is difficult to predict demand, we may not manage our fulfillment centers in an optimal way, which may result in excess or insufficient inventory or warehousing, fulfillment, and distribution capacity. We may be unable to adequately staff our fulfillment centers. As we continue to add fulfillment and warehouse capability or add new partners with different fulfillment requirements, our fulfillment network becomes increasingly complex and operating it becomes more challenging. In addition, our financial systems and equipment are complex and any additions, changes or upgrades to these systems or equipment could cause disruptions that could harm our business.

A disruption in our operations could materially and adversely affect our business, results of operations and financial condition.

Any disruption to our operations, including system, network, telecommunications, software or hardware failures, and any damage to our physical locations, could materially and adversely affect our business, results of operations and financial condition.

Our operations are subject to the risk of damage or interruption from:

•	fire, flood, hurricane, tornado, earthquake or other natural disasters;

•	power losses and interruptions;

•	Internet, telecommunications or data network failures;

•	physical and electronic break-ins or security breaches;

•	computer viruses;

•	acts of terrorism; and

•	other similar events.

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

Developing our e-commerce platform offering, our partners’ e-commerce businesses and other proprietary technology entails significant technical and business risks. We may use new technologies ineffectively or fail to adapt our e-commerce platform, our partners’ e-commerce businesses and our technology to meet the requirements of partners and customers or emerging industry standards. In addition, the new technologies may be challenging to develop and implement and may cause us to incur substantial costs. Additionally, the vendors we use for our partners’ e-commerce businesses may not provide the level of service we expect or may not be able to provide their product or service to us on commercially reasonable terms, if at all.

Our success is tied to the continued growth in the use of the Internet and the adequacy of the Internet infrastructure.

Our future success is substantially dependent upon continued growth in the use of the Internet. The number of users and advertisers on the Internet may not increase and commerce over the Internet may not continue to grow for a number of reasons, including:

•	actual or perceived lack of security of information or privacy protection;

•	lack of access and ease of use;

•	congestion of traffic on the Internet;

•	inconsistent quality of service and lack of availability of cost-effective, high-speed service;

•	possible disruptions, computer viruses or other damage to Internet servers or to users’ computers;

•	governmental regulation;

•	uncertainty regarding intellectual property ownership;

•	lack of access to high-speed communications equipment; and

•	increases in the cost of accessing the Internet.

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

Our future success depends heavily upon the general public’s willingness to use the Internet as a means to purchase goods. The failure of the Internet to continue to develop as an effective commercial tool would seriously damage our future operations. If consumers are unwilling to use the Internet to conduct business, our business may not continue to grow. The Internet may not continue to succeed as a medium of commerce because of security risks and delays in developing elements of the needed Internet infrastructure, such as a reliable network, high-speed communication lines and other enabling technologies. In addition, anything that diverts our users from their customary level of usage of our websites could adversely affect our business.

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

Changes to credit card association fees, rules, or practices could harm our business.

We must rely on banks or payment processors to process transactions, and must pay a fee for this service. From time to time, credit card associations may increase the interchange fees that they charge for each transaction using one of their cards. Our credit card processors have the right to pass any increases in interchange fees on to us as well as increase their own fees for processing. These increased fees increase our operating costs and reduce our profit margins. We are also required by our processors to comply with credit card association operating rules, and we will reimburse our processors for any fines they are assessed by credit card associations as a result of any rule violations by us. The credit card associations and their member banks set and interpret operating rules related to their credit cards. The credit card associations and/or member banks could adopt new operating rules or re-interpret existing rules that we might find difficult or even impossible to follow. As a result, we could lose our ability to give customers the option of using credit cards to fund their payments. If we were unable to accept credit cards, our business would be seriously damaged.

Credit card fraud could adversely affect our business.

We do not carry insurance against the risk of credit card fraud, so the failure to adequately control fraudulent transactions could increase our expenses. To date, we have not suffered material losses due to fraud.

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

We currently collect sales or other similar taxes only for goods sold by us and shipped into certain states. One or more local, state or foreign jurisdictions may seek to impose historical and future sales tax obligations on us or our partners and other out-of-state companies that engage in e-commerce. In recent years, certain large retailers expanded their collection of sales tax on purchases made through affiliated Web sites. Our business could be adversely affected if one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of merchandise through the e-commerce businesses we operate.

We rely on insurance to mitigate some risks and, to the extent the cost of insurance increases or we are unable or choose not to maintain sufficient insurance to mitigate the risks facing our business, our operating results may be diminished.

We contract for insurance to cover certain potential risks and liabilities. In the current environment, insurance companies are increasingly specific about what they will and will not insure. It is possible that we may not be able to get enough insurance to meet our needs, may have to pay very high prices for the coverage we do get, have very high deductibles or may not be able to acquire any insurance for certain types of business risk. In addition, we have in the past and may in the future choose not to obtain insurance for certain risks facing our business. This could leave us exposed to potential claims. If we were found liable for a significant claim in the future, our operating results could be negatively impacted. Also, to the extent the cost of maintaining insurance increases, our operating results will be negatively affected.

Existing or future law or regulations could harm our business or marketing efforts.

We are subject to international, federal, state and local laws applicable to businesses in general and to e-commerce specifically. Due to the increasing growth and popularity of the Internet and e-commerce, many laws and regulations relating to the Internet and online retailing are proposed and considered at the country, federal, state and local levels. These laws and regulations could cover issues such as taxation, pricing, content, distribution, access, quality and delivery of products and services, electronic contracts, intellectual property rights, user privacy and information security.

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

We believe that the current globalization of the economy requires businesses to consider pursuing international expansion. We ship certain products to Canada and other countries. In addition, in January 2006, we completed an acquisition of Aspherio, a Barcelona, Spain-based provider of outsourced e-commerce solutions, now known as GSI Commerce Europe. We may continue to expand our international efforts. International expansion is subject to inherent risks and challenges that could adversely affect our business, including:

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

In addition, compliance with foreign and U.S. laws and regulations that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials. Any violations of such laws could subject us to civil or criminal penalties, including substantial fines or prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our international expansion efforts, our business and our operating results.

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

Our future success depends on our ability to continue to identify, attract, retain and motivate skilled personnel which could limit our growth. We intend to continue to seek to hire a significant number of skilled personnel. Due to intense competition for these individuals from our competitors and other employers, we may not be able to attract or retain highly qualified personnel in the future. Our failure to attract and retain the experienced and highly trained personnel that are integral to our business may limit our growth. Additionally, we have experienced recent growth in personnel numbers and expect to continue to hire additional personnel in selected areas. Managing this growth requires significant time and resource commitments from our senior management. If we are unable to effectively manage a large and geographically dispersed group of employees or to anticipate our future growth and personnel needs, our business may be adversely affected.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on the effectiveness of our internal control over financial reporting. We have expended significant resources to comply with our obligations under Section 404 with respect to fiscal 2006. If we fail to correct any issues in the design or operating effectiveness of internal controls over financial reporting or fail to prevent fraud, current and potential stockholders and partners could lose confidence in our financial reporting, which could harm our business, the trading price of our common stock and our ability to retain our current partners and obtain new partners.

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

As of March 1, 2007, Michael G. Rubin, our chairman and chief executive officer, beneficially owned 16.3%, funds affiliated with SOFTBANK Holdings Inc., or SOFTBANK, beneficially owned 17.7%, and Liberty Media Corporation, through its subsidiary QVC, Inc. and QVC’s affiliate QK Holdings, Inc. beneficially owned approximately 20.1% of our outstanding common stock, including options to purchase common stock, which are exercisable on or before April 30, 2007. If they decide to act together, any two of Mr. Rubin, SOFTBANK, and Liberty would be in a position to exercise considerable control, and all three would be in a position to exercise complete control, over most matters requiring stockholder approval, including the election or removal of directors, approval of significant corporate transactions and the ability generally to direct our affairs. Furthermore, pursuant to stock purchase agreements, SOFTBANK and Liberty each have the right to designate up to one member of our board of directors. This concentration of ownership and the right of SOFTBANK and Liberty to designate members to our board of directors may have the effect of delaying or preventing a change in control of us, including transactions in which stockholders might otherwise receive a premium over prevailing market prices for our common stock. Furthermore, Mr. Rubin has entered into voting agreements with each of SOFTBANK and Liberty, and SOFTBANK and Liberty have entered into voting agreements with each other. The parties to these voting agreements have agreed to support the election of the directors designated by each of the other parties.

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

The price of our common stock on the NASDAQ Global Market has been volatile. During fiscal 2006, the high and low sale prices of our common stock ranged from $10.67 to $19.52 per share. During fiscal 2005, the high and low sale prices of our common stock ranged from $12.21 to $21.25 per share. We expect that the market price of our common stock may continue to fluctuate.

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

On June 1, 2005, we completed an offering of $57.5 million aggregate principal amount of our convertible notes due 2025. Including these notes, we have approximately $70.9 million of indebtedness outstanding as of December 30, 2006. Our indebtedness could have important consequences to you. For example, it could:

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

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry;

•	place us at a competitive disadvantage relative to competitors with less debt;

•	make it difficult or impossible for us to pay the principal amount of the convertible notes at maturity, thereby causing an event of default under the convertible notes;

We may incur substantial additional debt in the future. The terms of the convertible notes will not prohibit us or our subsidiaries from doing so. If new debt is added, the related risks described above could intensify. In addition, in the event of default, the notes will become due prior to their stated maturity and it would adversely affect our financial condition;

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

We, like other issuers, from time to time receive written comments from the staff of the SEC regarding our periodic or current reports under the Exchange Act. There are no comments that remain unresolved that we received not less than 180 days before the end of fiscal 2006.

ITEM 2: PROPERTIES.

The following table provides information about our owned and leased facilities:

Use	Square Footage	Location	Owned/Leased
Principal Office	104,000	King of Prussia, PA	Owned
Office	56,000	King of Prussia, PA	Owned
Office	3,749	Los Angeles, CA	Leased
Office	1,899	San Jose, CA	Leased
Office	4,758	Barcelona, Spain	Leased
Fulfillment	470,000	Louisville, KY	Owned
Fulfillment	400,000	Shepherdsville, KY	Leased
Fulfillment	540,000	Richwood, KY	Leased	(1)
Call Center	82,000	Melbourne, FL	Leased
Call Center	48,000	Eau Claire, WI	Owned

(1)	We executed a lease for this facility in 2006, but operations will begin in 2007.

We own our principal executive office in King of Prussia, Pennsylvania, which is subject to a $13.0 million mortgage. We also have an option through January 2008 to purchase an additional building lot adjacent to our principal executive office in King of Prussia, Pennsylvania. We also lease additional fulfillment space to fill short term needs on an as needed basis. We believe that our properties are adequate for our present needs and that suitable additional or replacement space will be available as required.

ITEM 3:	LEGAL PROCEEDINGS.

We are involved in various litigation incidental to our business, including alleged contractual claims, claims relating to infringement of intellectual property rights of third parties and claims relating to the manner in which goods are sold through our e-commerce platform. We do not believe, based on current knowledge, that any of these claims are likely to have a material adverse effect on our business, financial position or results of operations. However, we may incur substantial expenses and devote substantial time to defend third-party claims whether or not such claims are meritorious. In the event of a determination adverse to us, we may incur substantial monetary liability and may be required to implement expensive changes in our business practices or enter into costly royalty or licensing agreements. Any of these could have a material adverse effect on our business, financial position or results of operations.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our stockholders during the fiscal quarter ended December 30, 2006.

ITEM 4.1: EXECUTIVE	OFFICERS OF THE REGISTRANT.

The following table sets forth information regarding each of our executive officers who, with the exception of Mr. Rubin, are not also directors::

Name	Age(1)	Title
Michael G. Rubin	34	Chairman, President and Chief Executive Officer
Michael R. Conn	36	Executive Vice President, Finance and Chief Financial Officer
Steven C. Davis	36	Executive Vice President, Partner Services
Stephen J. Gold	47	Executive Vice President and Chief Information Officer
Robert W. Liewald	58	Executive Vice President, Merchandising
Arthur H. Miller	53	Executive Vice President and General Counsel
Damon Mintzer	41	Executive Vice President, Sales
Robert Wuesthoff	49	Executive Vice President, Global Operations

(1)	As of March 8, 2007

Set forth below are brief descriptions of the business experience for at least the past five years of our executive officers, with the exception of Mr. Rubin, who are not also directors.

Michael G. Rubin has served as chairman of the board and chief executive officer of GSI Commerce since July 1995, as co-president from May 2004 through August 2005 and president from July 1995 to May 2004 and since November 2006.

Michael R. Conn has served as our executive vice president, finance and chief financial officer since March 2007 and our senior vice president, finance and chief financial officer from January 2006 through March 2007. He served as our senior vice president of corporate development from July 2004 until January 2006, senior vice president, business development from June 2000 through July 2004 and senior vice president of strategic development from February 1999 through June 2000. From June 1993 to February 1999, Mr. Conn was employed at Gruntal & Co. L.L.C., an investment banking firm based in New York, New York and served most recently as vice president, research.

Steven C. Davis has served as our executive vice president, partner services since March 2007 and our senior vice president, partner services from December 2004 to March 2007. He also served as a consultant from February 2004 to December 2004 and our senior vice president, marketing from January 2000 to February 2004. From June 1996 to January 2000, Mr. Davis held a number of management positions at Just for Feet, Inc. a specialty sporting goods retailer based in Birmingham, Alabama. Most recently, he was vice president of marketing. In April 2004, Mr. Davis pled guilty to making false statements in connection with the Department of Justice investigation of Just for Feet.

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

Damon Mintzer has served as our executive vice president, sales since July 2004 and as president and chief operating officer of Global-QVC Solutions, Inc., a wholly owned subsidiary of ours, from June 2001 to November 2006. From October 1999 to May 2001, Mr. Mintzer worked for WHN.com, a developer and operator of e-commerce businesses for entertainment companies. He first served as vice president of business development and then as senior vice president and general manager of one of WHN’s two business units. From 1998 to October 1999, Mr. Mintzer served as director of sales for the Asia Pacific region for Modus Media International, Inc., a supply chain services company. From 1995 to 1998, Mr. Mintzer served as director of business development for Modus Media International/Stream International, which was a subsidiary of R.R. Donnelley & Sons Co.

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

The following table sets forth the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market under the symbol “GSIC.”

	Common Stock Price
	High	Low
Fiscal 2005
First Quarter	$18.00	$12.21
Second Quarter	$17.70	$12.31
Third Quarter	$20.39	$15.49
Fourth Quarter	$21.25	$12.50

Fiscal 2006
First Quarter	$17.59	$13.60
Second Quarter	$18.23	$12.71
Third Quarter	$15.37	$10.67
Fourth Quarter	$19.52	$14.47

As of March 1, 2007, we had approximately 1,897 stockholders of record. The last reported sales price per share for our common stock on March 1, 2007, as reported on the NASDAQ Global Market, was $18.97.

We have never declared or paid a cash dividend on our common stock. We currently intend to retain any future earnings to fund our growth and, therefore, do not anticipate declaring or paying any cash dividends on our common stock for the foreseeable future.

We made no repurchases of our common stock during the fourth quarter of fiscal 2006.

STOCK PERFORMANCE GRAPH

The following graph shows a comparison of the cumulative total return for our common stock, the Morgan Stanley Internet Index and the NASDAQ Composite, assuming an investment of $100 in each on December 29, 2001, and the reinvestment of all dividends. The data points used for the performance graph are listed below.

Total Return Analysis

	12/29/2001	12/28/2002	1/3/2004	1/3/2005	12/31/2005	12/30/2006
GSI Commerce, Inc.	$100.00	$18.30	$48.87	$89.12	$75.64	$93.98
Morgan Stanley Internet Index	$100.00	$57.14	$93.80	$107.07	$107.94	$118.11
Nasdaq Composite	$100.00	$68.47	$102.72	$111.54	$113.07	$123.84

Note: Stock price performance shown in this Performance Graph for our common stock is historical and not necessarily indicative of future price performance. The information contained in this Performance Graph is not “soliciting material” and has not been “filed” with the Securities and Exchange Commission. This Performance Graph will not be incorporated by reference into any of our future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.

EQUITY INCENTIVE PLANS

Information about securities authorized for issuance under our equity incentive plans appears in Part III, Item 12 of this Annual Report on Form 10-K.

ITEM 6:	SELECTED FINANCIAL DATA.

The following tables present portions of our financial statements and are not complete. You should read the following selected consolidated financial data together with our consolidated financial statements and related notes to our financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” The selected statement of operations data for fiscal 2004, fiscal 2005 and fiscal 2006 and the balance sheet data as of the end of fiscal 2005 and fiscal 2006 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of operations data for the years ended fiscal 2002 and fiscal 2003 and the balance sheet data as of the end of fiscal 2002, fiscal 2003 and fiscal 2004 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Fiscal Year Ended
	December 28, 2002	January 3, 2004	January 1, 2005	December 31, 2005	December 30, 2006
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
Net revenues from product sales	$154,819	$216,510	$274,988	$355,374	$461,183
Service fee revenues	17,819	25,409	60,116	85,018	148,370

Net revenues	172,638	241,919	335,104	440,392	609,553
Cost of revenues from product sales	114,258	154,731	203,383	263,829	331,253

Gross profit	58,380	87,188	131,721	176,563	278,300

Total operating expenses	92,817	100,252	132,122	173,685	268,653

Income (loss) from operations (1)	(34,437)	(13,064)	(401)	2,878	9,647
Total other (income) expense	(628)	(1,177)	(64)	(142)	(58)

Income (loss) before income taxes	(33,809)	(11,887)	(337)	3,020	9,705
Provision (benefit) for income taxes	—	—	—	321	(43,728)

Net income (loss) before cumulative effect of change in accounting principle	(33,809)	(11,887)	(337)	2,699	53,433
Cumulative effect of change in accounting principle	—	—	—	—	268

Net income (loss)	$(33,809)	$(11,887)	$(337)	$2,699	$53,701

Basic earnings (loss) per share:
Prior to cumulative effect of change in accounting principle	$(0.88)	$(0.30)	$(0.01)	$0.06	$1.18

Net income (loss) per share	$(0.88)	$(0.30)	$(0.01)	$0.06	$1.19

Diluted earnings (loss) per share:
Prior to cumulative effect of change in accounting principle	$(0.88)	$(0.30)	$(0.01)	$0.06	$1.09

Net income (loss) per share (2)	$(0.88)	$(0.30)	$(0.01)	$0.06	$1.10

BALANCE SHEET DATA:
Total assets	$187,573	$175,583	$231,823	$332,646	$463,557
Total long-term liabilities	—	—	13,564	70,594	74,257
Working capital	40,076	36,506	30,106	109,804	125,172
Stockholders’ equity	121,564	111,586	118,053	153,173	227,707

(1)	In conjunction with the sale of certain assets of Ashford.com, we announced a plan to liquidate Ashford.com’s remaining inventory, close its Houston, Texas fulfillment center and office and terminate 71 of its employees. The costs associated with this plan were $1,680 in fiscal 2002, $74 in fiscal 2003, $0 in fiscal 2004, $0 in fiscal 2005 and $0 in fiscal 2006.
(2)	For fiscal 2002, fiscal 2003 and fiscal 2004, options and warrants have not been included in the diluted weighted average common shares outstanding because the effect would have been anti-dilutive. In fiscal 2005 and fiscal 2006, options and warrants have been included in the diluted weighted average common shares outstanding. In fiscal 2005, the potential common shares issuable on conversion of our convertible notes have been excluded from the calculation of dilutive earnings per share because their effect would have been anti-dilutive. In fiscal 2006, the potential common shares issuable on conversion of our convertible notes have been included in the diluted weighted average common shares outstanding. See Notes 9 and 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

All statements made in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements, as defined under federal securities laws. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” “prospects,” “schedule,” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on then-current expectations, beliefs, assumptions, estimates and forecasts about our business. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, consumer spending, the financial markets and the industries in which we and our partners operate, changes affecting the Internet, our ability to develop and maintain relationships with strategic partners and suppliers, our ability to timely and successfully develop, maintain and protect our technology and product and service offerings and execute operationally, our ability to attract and retain qualified personnel, our ability to successfully integrate our acquisitions of other businesses, if any, the performance of acquired businesses and the impact of SFAS 123(R). More information about potential factors that could affect us are described in “Risk Factors.” We expressly disclaim any intent or obligation to update these forward-looking statements.

Executive Overview

•

We are a leading provider of e-commerce solutions that enable retailers, branded manufacturers, entertainment companies and professional sports organizations to operate e-commerce businesses. We provide solutions for our partners through our integrated e-commerce platform, which is comprised of three components: technology, logistics and customer care, and marketing services. Through our platform, we provide an e-commerce engine, Web store management tools, Web infrastructure and hosting, order management and processing, reporting and analytics, fulfillment and drop shipping, customer care, buying, user experience and design, content creation (photography / copy), online marketing services, and e-mail marketing.

•	Based on forecasts of Forrester Research, we expect online general merchandise sales in the United States to expand at approximately a 16.5% compounded annual growth rate from 2006 through 2011.

•

While we expect the opportunity for partnered e-commerce to continue to grow, we also anticipate continuing intense competition. We compete with in-house solutions and a variety of third-party vendors that provide e-commerce software or partial e-commerce solutions. To satisfy our existing partners and to continue to attract new partners, we offer a comprehensive and compelling value proposition that includes a high level of direct-to-consumer expertise and infrastructure. Through our solution, we help our partners grow their e-commerce businesses and use their e-commerce businesses as a channel to complement and enhance their offline businesses. Our solution is provided to partners on a platform that includes shared technology, logistics and customer care, supporting infrastructure and marketing services. To differentiate our solution in the marketplace, we continually add new services and functions to our platform. As part of our continuing efforts to add value to our platform, we evaluate opportunities to acquire complementary or new businesses or assets.

•

We grow our business by expanding the e-commerce businesses of our existing partners, by adding new partners and by increasing the professional services we provide to our partners. In fiscal 2006, we signed agreements with nine new partners. Generally, we launch the website of a new partner within three to nine months after entering into a contract with such new partner. We anticipate that new Web sites typically will contribute to our income from operations in their first full year of operations.

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

•

Our fiscal 2006 net income of $53.7 million included a $44.4 million non-cash income tax benefit. This benefit related to releasing a portion of the reserve on our deferred tax assets due to our assessment of the probability that we will realize a portion of the value of these assets based on our recent and expected future profitability trends.

•

We continued to enhance our operations infrastructure in fiscal 2006. We acquired a 48,000 square foot customer care center in Eau Claire, Wisconsin, and we leased a 540,000 square-foot fulfillment center in Richwood, Kentucky, which will begin operations in fiscal 2007.

Results of Operations

Comparison of Fiscal 2006 and 2005

Net Revenues

We derive virtually all of our revenues from sales of products by us through our partners’ e-commerce businesses and service fees earned by us in connection with the development and operation of our partners’ e-commerce businesses.

The following table shows net revenues by source for fiscal 2005 and fiscal 2006, the percentages that such revenues bear to total net revenues and the period over period changes in net revenues:

	Fiscal 2005		Fiscal 2006		Fiscal 2006 vs. Fiscal 2005
	$	%	$	%	$	%
Net revenues from product sales — sporting goods	$213.0	48.4%	$314.7	51.6%	$101.7	47.7%
Net revenues from product sales — other	142.4	32.3%	146.5	24.0%	4.1	2.9%

Net revenue from product sales	355.4	80.7%	461.2	75.7%	105.8	29.8%
Service fee revenue	85.0	19.3%	148.4	24.3%	63.4	74.6%

Net revenues	$440.4	100%	$609.6	100%	$169.2	38.4%

Net Revenues from Product Sales.    Net revenues from product sales are derived from the sale of products by us through our partners’ e-commerce businesses. Net revenues from product sales are net of allowances for returns and discounts and include outbound shipping charges and other product-related services such as gift wrapping and monogramming. We recognize revenue from product sales and shipping when products are shipped and title and significant risks of ownership passes to the customer.

Net revenues from product sales increased $105.8 million in fiscal 2006. Of this increase, $52.7 million was attributable to the addition of partners that were launched in fiscal 2006, $33.3 million was attributable to partners that were operated for part of fiscal 2005 and all of fiscal 2006, and $19.8 million was attributable to growth in sales from partners’ e-commerce businesses that were operated for the entirety of both periods. Net revenues from product sales included shipping revenue for partners for which we provide fulfillment services through both the owned inventory model and the partner inventory model of $40.7 million for fiscal 2005 and $59.2 million for fiscal 2006.

Service Fee Revenues.    Service fee revenues are derived from service fees earned in connection with the development and operation of our partners’ e-commerce businesses. Service fees primarily consist of variable fees based on the value of merchandise sold or gross profit generated through our partners’ e-commerce businesses. To a lesser extent, service fees include fixed periodic payments by partners for the development and operation of their e-commerce businesses and fees related to the provision of marketing, design, development and other services.

Service fee revenues increased $63.4 million in fiscal 2006 due to an increase of $27.3 million in e-commerce related service fees attributable to partners that were operated for part of fiscal 2005 and all of fiscal 2006, an increase of $26.5 million in e-commerce related service fees attributable to the addition of new partners that were launched in fiscal 2006, and an increase of $9.6 million in marketing and other professional related service fees. E-commerce related service fees attributable to partners that operated for the entirety of both periods remained relatively constant.

Gross Profit

Gross profit consists of gross profit from product sales and gross profit from service fees. Because we do not record cost of service fee revenues, net revenues from service fees and gross profit from service fees are the same.

The following table shows gross profit for fiscal 2005 and fiscal 2006, the percentages that such gross profit bears to product sales, service fees and total net revenues and the period over period changes in gross profit:

	Fiscal 2005				Fiscal 2006				Fiscal 2006 vs. Fiscal 2005
	$	% of Product Sales	% of Service Fees	% of Net Revenue	$	% of Product Sales	% of Service Fees	% of Net Revenue	$ Change	% Change
Gross profit from product sales	$91.6	25.8%	—		$129.9	28.2%	—		$38.3	41.8%
Gross profit from service fees	85.0	—	100%		148.4	—	100%		63.4	74.6%

Gross profit	$176.6			40.1%	$278.3			45.7%	$101.7	57.6%

The increase in gross profit as a percentage of net revenues from 40.1% to 45.7% was primarily due to the larger percentage increase in service fees over the percentage increase in product sales, as service fees have no associated cost of revenue. Service fee growth was driven by increases in marketing service fees, partner paid technology fees and new partner service fees. In addition, the increase in gross profit percentage for product sales from 25.8% to 28.2% was primarily due to increased sales of and margin for sporting goods, which carry a higher margin than product sales in the other category.

Operating Expenses

Operating expenses consist of sales and marketing expenses, product development expenses, general and administrative expenses and depreciation and amortization expenses.

The following table shows operating expenses for fiscal 2005 and fiscal 2006, the percentages that such expenses bear to net revenues and the period over period changes in operating expenses:

	Fiscal 2005		Fiscal 2006		Fiscal 2006 vs. Fiscal 2005
	$	% of Net Revenues	$	% of Net Revenues	$ Change	% Change
Sales and marketing expenses	$107.5	24.4%	$165.9	27.2%	$58.4	54.3%
Product development expenses	28.8	6.5%	45.4	7.5%	16.6	57.6%
General and administrative expenses	22.8	5.2%	36.1	5.9%	13.3	58.3%
Depreciation and amortization expenses	14.6	3.3%	21.3	3.5%	6.7	45.9%

Total operating expenses	$173.7	39.4%	$268.7	44.1%	$95.0	54.7%

Sales and Marketing Expenses.    Sales and marketing expenses include fulfillment costs, customer care costs, credit card fees, net partner revenue share charges, net advertising and promotional expenses incurred by us on behalf of our partners’ e-commerce businesses and payroll related to our buying, business management and marketing functions. Net partner revenue share charges are payments made to our partners in exchange for the use of their brands, the promotion of our partners’ URLs, Web sites and toll-free telephone numbers in their marketing and communications materials, the implementation of programs to provide incentives to customers to shop through the e-commerce businesses that we operate for our partners and other programs and services provided to the customers of the e-commerce businesses that we operate for our partners, net of amounts reimbursed to us by our partners.

Sales and marketing expenses increased $58.4 million in fiscal 2006 primarily due to a $20.9 million increase in payroll and related costs principally in our customer care and fulfillment operations, a $12.1 million increase in partner revenue share expenses, a $10.4 million increase in credit card fees, a $8.5 million increase in marketing expense, a $2.4 million increase in packaging supplies, a $1.3 million increase in office expense and occupancy costs and a $2.8 million increase in other costs which include other non-income taxes, insurance, software maintenance, and communication costs. The increases in these costs were principally caused by higher sales volumes in fiscal 2006. We expect that sales and marketing expenses will increase in absolute dollars in 2007 compared to 2006, as we continue to grow by adding new partners and by expanding the e-commerce businesses of our existing partners.

Product Development Expenses.    Product development expenses consist primarily of expenses associated with planning, maintaining and operating the technology platform on which we operate our partners’ e-commerce businesses and payroll and related expenses for engineering, production, creative and management information systems.

Product development expenses increased $16.6 million in fiscal 2006 primarily due to an $8.7 million increase in personnel and related costs, a $5.1 million increase in professional fees, a $1.2 million increase in software and equipment maintenance, a $0.7 million increase in communication cost and a $0.9 million increase in other product development costs. The increases in these costs were to support new partner launches, deliver enhanced functionality for our partners’ e-commerce businesses and continue to improve the capacity, stability and security of our e-commerce platform. We expect that product development expense will increase in absolute dollars in 2007 compared to 2006, as we plan to continue to invest in our platform as we enhance and expand our capabilities for the purpose of growing our partners’ e-commerce businesses.

General and Administrative Expenses.    General and administrative expenses consist primarily of payroll and related expenses for executive, finance, human resources, legal, sales and administrative personnel, as well as bad debt expense and occupancy costs for our headquarters and other offices.

General and administrative expenses increased $13.3 million in fiscal 2006 primarily due to a $7.7 million increase in personnel and related costs incurred to support the growth of our business, a $2.8 million increase in stock-based compensation expense, a $0.8 million increase in bad debt expense due to increased credit card sales and a $2.0 million increase in other general and administrative expenses. We expect that general and administrative expenses will increase in absolute dollars in 2007 compared to 2006, as we continue to invest in our operations infrastructure to support our continued growth.

Depreciation and Amortization Expenses.    Depreciation and amortization expenses relate primarily to the depreciation of our corporate headquarters and fulfillment centers, the depreciation and amortization of the capitalized costs for our purchased and internally-developed technology, including a portion of the cost related to the employees that developed such technology, hardware and software, and the depreciation of improvements, furniture and equipment at our corporate headquarters, fulfillment centers and customer contact centers.

Depreciation and amortization expenses increased $6.7 million primarily due to increased technology purchases and capitalized costs related to internal-use software.

Comparison of Fiscal 2005 and 2004

Net Revenues

The following table shows net revenues by source for fiscal 2004 and fiscal 2005, the percentages that such revenues bear to total net revenues and the period over period changes in net revenues:

	Fiscal 2004		Fiscal 2005		Fiscal 2005 vs. Fiscal 2004
	$	%	$	%	$	%
Net revenues from product sales—sporting goods	$164.5	49.1%	$213.0	48.4%	$48.5	29.5%
Net revenues from product sales—other	110.5	32.9%	142.4	32.3%	31.9	28.9%

Net revenue from product sales	275.0	82.0%	355.4	80.7%	80.4	29.2%
Service fee revenue	60.1	18.0%	85.0	19.3%	24.9	41.4%

Net revenues	$335.1	100%	$440.4	100%	$105.3	31.4%

Net Revenues from Product Sales.    Net revenues from product sales increased $80.4 million in fiscal 2005. Of this increase, $48.5 million was due to an increase in sales in our sporting goods category primarily from partners that operated for the entirety of both periods and $31.9 million was due to an increase in sales in our other product category primarily from partners that operated for the entirety of both periods. Net revenues from product sales in the sporting goods and other categories remained relatively constant as a percentage of total net revenues from product sales from fiscal 2004 to fiscal 2005. Net revenues from product sales included shipping revenue for partners for which we provide fulfillment services through both the owned inventory model and the partner inventory model of $30.9 million for fiscal 2004 and $40.7 million for fiscal 2005.

Service Fee Revenue.    Service fee revenues increased $24.9 million in fiscal 2005 primarily due to growth of existing partners, the addition of new partners and fees related to enhancements to our partners e-commerce platforms.

Gross Profit

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

Operating Expenses

The following table shows operating expenses for fiscal 2004 and fiscal 2005, the percentages that such expenses bear to net revenues and the period over period changes in operating expenses:

	Fiscal 2004		Fiscal 2005		Fiscal 2005 vs. Fiscal 2004
	$	% of Net Revenues	$	% of Net Revenues	$ Change	% Change
Sales and marketing expenses	$81.9	24.4%	$107.5	24.4%	$25.6	31.3%
Product development expenses	20.6	6.1%	28.8	6.5%	8.2	39.8%
General and administrative expenses	18.7	5.6%	22.8	5.2%	4.1	21.9%
Depreciation and amortization expenses	10.9	3.3%	14.6	3.3%	3.7	33.9%

Total operating expenses	$132.1	39.4%	$173.7	39.4%	$41.6	31.5%

Sales and Marketing Expenses.    Sales and marketing expenses increased $25.6 million in fiscal 2005 primarily due to an $8.7 million increase in payroll and related costs principally in our customer care and fulfillment operations, an $8.3 million increase in marketing expense, which included subsidized shipping and handling costs, a $4.8 million increase in credit card fees, a $1.4 million increase in occupancy costs and approximately $2.4 million increase in other administrative costs. The increases in these costs were principally caused by the addition of our Shepherdsville fulfillment center, higher sales volumes in fiscal 2005 and to a lesser extent, the higher use of temporary labor and overtime labor during a spike in sales late in the fourth quarter of fiscal 2005.

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

General and Administrative Expenses.    General and administrative expenses increased $4.1 million in fiscal 2005 primarily due to a $3.4 million increase in personnel and related costs incurred to support the growth of our business, a $1.5 million increase in professional fees attributable to due diligence work performed to explore an acquisition that we chose not to pursue and a $0.7 million increase related to a restatement of our financial statements, including remediation efforts, offset by a $0.8 million decrease in employee recruiting and relocation fees, a $0.4 million decrease in rental expense due to the purchase of the new corporate headquarters and a $0.3 million decrease in other general and administrative expenses.

Depreciation and Amortization Expenses.    Depreciation and amortization expenses increased $3.7 million primarily due to increased technology purchases, capitalized costs related to internal-use software and depreciation related to the new corporate headquarters.

Income Taxes

We recorded a benefit for income taxes of $43.7 million in fiscal 2006 and an income tax provision of $0.3 million in fiscal 2005. Included in the fiscal 2006 benefit for income taxes was a $44.4 million non-cash benefit relating to the release of a portion of the reserve on our deferred tax assets due to our assessment of the probability that we will realize a portion of the value of these assets based on our recent and expected future probability trends.

As of December 30, 2006, we had available net operating loss carryforwards of approximately $417.7 million which will expire in the years 2011 through 2025. We will continue to monitor all available evidence related to our ability to utilize our remaining deferred tax assets. Should these operating loss carryforwards be utilized, we may be required to reverse a portion of the remaining valuation allowance.

Seasonality

We have experienced and expect to continue to experience seasonal fluctuations in our revenues. These seasonal patterns will cause quarterly fluctuations in our operating results. In particular, the fourth fiscal quarter has accounted for and is expected to continue to account for a disproportionate percentage of our total annual revenues. We believe that results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year. For additional information, see Note 15 to our consolidated financial statements included in this Annual Report on Form 10-K.

Liquidity and Capital Resources

Historically, our principal sources of liquidity are our cash, cash equivalents and marketable securities. Our cash, cash equivalents, and marketable securities balances were $184.5 million as of the end of fiscal 2006 and $156.7 million as of the end of fiscal 2005. In fiscal 2005 and fiscal 2006, we had cash from operations of $90.4 million in aggregate.

Since our entry into the e-commerce business in fiscal 1999 through the end of fiscal 2006, we primarily funded our operations with approximately $274.3 million in cash raised in debt and equity financings, including approximately $80.0 million, net of underwriter’s discount and offering expenses, from the completion of our public offering of common stock and convertible notes in fiscal 2005.

We have incurred substantial costs to develop our e-commerce platform and to recruit, train and compensate personnel for our creative, engineering, business development, marketing, merchandising, customer care, management information systems and administrative departments. During fiscal 2006, we spent approximately $29.2 million to continue to improve our technology infrastructure and approximately $4.7 million to purchase our customer care center in Eau Claire, Wisconsin. During fiscal 2005, we spent approximately $19.1 million on continued upgrades to our technology infrastructure and $5.5 million on equipment for our Kentucky fulfillment centers. During fiscal 2004, we spent approximately $21.1 million on the purchase and improvement to our new corporate headquarters in King of Prussia, Pennsylvania. Of this amount, we financed $13.0 million, secured through a ten year mortgage on the new corporate headquarters building. In addition, during fiscal 2004, we incurred $6.7 million in capital expenditures to improve our technology infrastructure and open our second fulfillment center located in Shepherdsville, Kentucky.

We had working capital of and $125.2 million as of the end of fiscal 2006 and $109.8 million as of the end of fiscal 2005, and we had an accumulated deficit of $120.3 million as of the end of fiscal 2006 and $174.0 million as of the end of fiscal 2005.

Operating activities provided net cash of approximately $66.1 million during fiscal 2006. Our principal sources of operating cash during fiscal 2006 were payments received from customers and fee-based partners, which generally approximate our net revenues from product sales and our service fee revenues, respectively. Our principal uses of operating cash during fiscal 2006 were cash paid to product suppliers, which generally approximates our cost of revenues from product sales, employee compensation and partner revenue share payments. Changes in our operating assets and liabilities during fiscal 2006 resulted in a net cash inflow of $25.0 million. The most significant changes were an increase in accounts payable, accrued expenses and other, offset, in part, by an increase in both accounts receivable and inventory compared to fiscal 2005. The increase in accounts payable, accrued expenses and other was primarily due to higher inventory purchases and payments due to partners to satisfy end of year payment terms. The increase in accounts receivable was primarily due to higher partner receivables and increased term sales activity. Our investing activities during fiscal 2006 consisted primarily of capital expenditures of $42.6 million, $5.8 million for our acquisitions which included the remaining outstanding shares of Aspherio S.L., now known as GSI Commerce Europe, a Barcelona, Spain-based provider of outsourced e-commerce solutions, and the remaining minority interest of a joint venture, offset by proceeds of $3.0 million received from a government grant related to the corporate headquarters. During fiscal 2006, we also purchased $227.0 and sold $222.7 million of marketable securities. Our financing activities during fiscal 2006 consisted primarily of the $10.2 million in gross proceeds from exercises of common stock options and warrants.

Operating activities provided net cash of approximately $24.3 million during fiscal 2005. Our principal sources of operating cash during fiscal 2005 were payments received from customers and fee-based partners, which generally approximate our net revenues from product sales and our service fee revenues, respectively. Our principal uses of operating cash during fiscal 2005 were cash paid to product suppliers, which generally approximates our cost of revenues from product sales, employee compensation and partner revenue share payments. Changes in our operating assets and liabilities during fiscal 2005 resulted in a net cash inflow of $3.0 million. The most significant changes were an increase in accounts payable, accrued expenses and other, offset, in part, by an increase in accounts receivable compared to fiscal 2004. The increase in accounts payable, accrued expenses and other was due primarily to an increase in partner revenue share payments due at the end of fiscal 2005, which was related to increased sales volume in fiscal 2005. Also an increase in advertising revenue led to a related increase in marketing expenses payable. The increase in accounts receivable was primarily due to higher partner receivables and increased term sales activity. Our investing activities during fiscal 2005 consisted primarily of capital expenditures of $29.6 million. During fiscal 2005, we also purchased $176.8 million and sold $123.5 million of marketable securities. Our financing activities during fiscal 2005 consisted primarily of the receipt of $85.7 million in gross proceeds from the public offering of equity and debt and $7.9 million in gross proceeds from exercises of common stock options.

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

We had the following contractual obligations as of the end of fiscal 2006 (in thousands):

	Payments due by fiscal year
Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter
Operating lease obligations	$28,579	$4,846	$5,140	$3,950	$3,182	$1,713	$9,748
Purchase obligations(1)	70,485	70,485	—	—	—	—	—
Advertising and media agreements	330	330	—	—	—	—	—
Partner revenue share payments	68,427	14,427	19,450	20,500	14,050	—	—
Debt interest	22,668	2,684	2,523	2,509	2,497	1,478	10,977
Debt obligations	70,537	181	191	400	57,696	209	11,860
Capital lease obligations	329	329	—	—	—	—	—

Total contractual obligations	$261,355	$93,282	$27,304	$27,359	$77,425	$3,400	$32,585

Refer to Note 6 and Note 7 to our consolidated financial statements.

(1)	Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable pricing provisions and the approximate timing of the transactions. These obligations relate primarily to commitments to purchase inventory.

We had a profit of $53.7 million in fiscal 2006. During fiscal 2006, we sustained the cash requirements of our operations through our current cash, cash equivalents, and marketable securities.

In order to fund our anticipated operating expenses and growth, our revenue must continue to increase significantly. We believe that funds generated from operations, together with existing cash, cash equivalents and marketable securities, will be sufficient to finance our current operations, planned capital expenditure requirements, at least through the next 12 months. However, in the future, we may seek to raise capital through financing transactions. If we are unable to raise capital, if we raise less capital than we desire, if cash flows are insufficient to fund our expenses or if we are unable to lower operating expenses, we may need to raise additional funds in future periods through public or private debt or equity financings or other arrangements to fund our operations. Failure to raise future capital when needed could seriously harm our business and operating results. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders would be reduced to the extent they did not participate in that financing. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant judgments and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases these significant judgments and estimates on historical experience and other assumptions it believes to be reasonable based upon information presently available. Actual results could differ from those estimates under different assumptions, judgments or conditions.

All of our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K. We have identified the following as our critical accounting polices and estimates, which are defined as those that are reflective of significant judgments and uncertainties, are the most pervasive and important to the presentation of our financial condition and results of operations and could potentially result in materially different results under different assumptions, judgments or conditions. Management has reviewed these critical accounting policies and estimates with the Audit Committee of our Board.

Revenue Recognition

We recognize revenues from product sales or services provided when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured. Additionally, revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: the delivered item has value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items, and delivery of any undelivered item is probable.

We consider the criteria presented in Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” in determining the appropriate revenue recognition treatment. Generally, when we are the primary obligor in a transaction, have general inventory risk, have established the selling price, have discretion in supplier selection, have physical loss inventory risk after order placement or during shipping and have credit risk, or have several but not all of these indicators, we record revenue gross as a principal.

We recognize revenue from product sales, which includes shipping revenue, net of estimated returns based on historical experience and current trends, upon shipment of products to customers. The majority of product sales are shipped from our fulfillment centers in Kentucky. We also rely upon certain vendors to ship products directly to customers on our behalf. We act as principal in these transactions, as orders are initiated directly through the e-commerce businesses that we operate, we take title to the goods at the shipping point and have the economic risk related to collection, customer care and returns. We recognize revenue from shipping when products are shipped and title and significant risks of ownership passes to the customer. Net revenue from product sales includes shipping revenue for partners that we provide fulfillment services from both the owned inventory model and the partner inventory model.

We pay a percentage of the revenues generated from product sales through the e-commerce businesses that we operate to our respective partners in exchange for the rights to use their brand names and the promotions and advertising that our partners agree to provide. We refer to these payments as partner revenue share charges. We have considered the revenue reduction provisions addressed in EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”), and believe that the payment of partner revenue share charges, or the issuance of warrants or stock in lieu of cash partner revenue share charges, to our partners should not result in any reduction of revenues. EITF 01-09 addresses consideration paid to parties along a distribution chain. We purchase merchandise from our vendors, at our discretion, and we are responsible for paying those vendors. The amounts purchased and the prices paid to our vendors are not impacted by the revenue share provisions of our agreements with our partners. Accordingly, our partners and our vendors are not linked in the distribution chain and we believe that the provisions of EITF 01-09 do not apply.

We recognize revenue from services provided as the services are rendered or upon completion. If we receive payments for services in advance, these amounts are deferred and then recognized over the service period or upon the completion of the service.

Deferred revenue consists primarily of fees paid to us in advance for service fees related to enhancements to our partners’ e-commerce businesses, which are recognized ratably over the service period or upon completion of the service, and from the sale of gift certificates and gift cards redeemable through our partners’ e-commerce businesses. We recognize revenue received from the sale of gift certificates and gift cards when the gift certificates and or cards are redeemed.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our estimates used for revenue recognition. However, if actual results are not consistent with our estimates or assumptions stated above, we may be exposed to income or losses that could be material to our consolidated financial statements.

Accounting for Inventory

Inventory, primarily consisting of sporting goods and consumer electronics, is valued at the lower of cost (determined using the weighted average method) or market. Inherent in this valuation are significant management judgments and estimates, including among others, assessments concerning obsolescence and shrinkage rates. Based upon these judgments and estimates, which are applied consistently from period to period, we record valuation allowances to adjust the carrying amount of our inventory. We record a charge for obsolescence based upon, among other factors, the amount of inventory which has an aging of greater than nine months and the anticipated mark-downs required to sell the inventory in the normal course of business. We record a charge for inventory shrinkage for damages and other losses based on rates experienced in our fulfillment centers. We do not believe there is a reasonable likelihood that there will be a material change in the future judgments or estimates we use to calculate our inventory valuation allowances. However, if our judgments or estimates regarding inventory valuation allowances are inaccurate, we may be exposed to income or losses that could be material to our consolidated financial statements.

Accounting for Internal Use Software

Included in fixed assets is the capitalized cost of internal-use software and website development, including software used to upgrade and enhance the websites we operate and processes supporting our business. In accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize costs incurred during the application development stage related to the development of internal-use software and amortize these costs over the estimated useful life of four years. Costs incurred related to planning and training or maintenance of internal-use software is expensed as incurred. We do not believe there is a reasonable likelihood that there will be a material change in the future judgments we use to calculate the estimated useful life of our internal use software. However, if our judgments or estimates regarding internal use software are inaccurate and we were to reduce the useful life of our internal use software, we may be exposed to impairment losses that could be material to our consolidated financial statements.

Accounting for Stock-Based Compensation

Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense for stock options issued to employees was measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. We accounted for stock-based compensation for stock options and warrants issued to non-employees in accordance with Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees.” Accordingly, compensation expense for stock options and warrants issued to non-employees was measured using a Black-Scholes valuation model that takes into account significant assumptions as to the expected life of the option or warrant, the expected volatility of our common stock and the risk-free interest rate over the expected life of the option or warrant. Compensation expense for restricted stock awards was recorded on a straight-line method over the vesting period.

Effective January 1, 2006, we adopted SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective approach, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period during which awards are expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the valuation techniques previously utilized by us for options in the proforma disclosures required under SFAS 123. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS 123(R) for all unvested options as of January 1, 2006. The estimation of the number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

Prior to the adoption of SFAS 123(R), we presented excess tax benefits resulting from stock-based compensation as operating cash flows within the Consolidated Statements of Cash Flows. SFAS 123(R) requires that cash flows resulting from the impact of any taxes that would have been paid if we did not have an excess tax deduction in excess of compensation cost recognized in the financial statements be classified as financing cash inflows within the Consolidated Statements of Cash Flows.

Upon adoption of SFAS No. 123(R), we elected the alternative transition method for calculating the tax effects of stock-based compensation pursuant to FASB Staff Position SFAS 123(R)-3, “Transition Election to Accounting for the Tax Effects of Share Based Payment Awards” (“SFAS 123(R)-3”). Under SFAS 123(R)-3, we determined the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of the employee stock-based compensation “as if” GSI had adopted the recognition provisions of SFAS No. 123 since its effective date of January 1, 1995. GSI also determined the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effect of employee stock–based compensation awards that were issued after the adoption of SFAS No. 123(R) and outstanding at the adoption date.

Certain Related Party Transactions

As of March 1, 2007, Liberty Media Corporation, through its subsidiary QVC, Inc., and QVC’s affiliate QK Holdings, Inc., beneficially owned approximately 20.1% of our outstanding common stock including a right to purchase common stock. On June 15, 2006, QK Holdings, Inc. exercised its warrant to purchase 300,000 shares of our common stock at an exercise price of $6.00 per share. We received $1.8 million in proceeds from the exercise of the warrants. We provide technology, procurement and fulfillment services for QVC, including selling sporting goods, recreational and/or fitness related equipment and related products, apparel and footwear to QVC for resale through the QVC Web site. We recognized net revenues of $0.8 million during fiscal 2006 on sales to QVC under this Web site development and distribution agreement. The terms of these sales are comparable to those with other similar partners.

As of March 1, 2007, we owned approximately 1.7% of the outstanding common stock of Odimo. SOFTBANK Capital Partners LLC and its affiliates collectively own approximately 16.1% of the outstanding common stock of Odimo. As of March 1, 2007, SOFTBANK Capital Partners LLC and its affiliates collectively own approximately 17.7% of our outstanding common stock. Ronald D. Fisher, one of our directors, is vice-chairman of SOFTBANK Holdings Inc. and SOFTBANK Corp. and a managing general partner of SOFTBANK Capital Partners LP, which are affiliates of SOFTBANK Capital Partners LLC, and Michael S. Perlis, another of our directors, is venture partner of SOFTBANK Capital Partners LP.

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

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in institutional money market accounts, certificates of deposit, auction rate certificates, U.S. Government agencies, and corporate bonds. In order to minimize risk and credit exposure, we invest with several financial institutions. We protect and preserve our invested funds by limiting default, market and reinvestment risk.

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

The following table provides information about our cash equivalents and marketable securities, including principal cash flows by expected maturity dates and the related weighted average interest rates as of the end of fiscal 2006:

	Fiscal Year					Thereafter	Total	Estimated Fair Value at the End of Fiscal 2006
	2007	2008	2009	2010	2011
	(in thousands, except percentages)
Money market accounts	$10,262	$—	$—	$—	$—	$—	$10,262	$10,262
Weighted average interest rate	5.19%	—	—	—	—	—	5.19%
Certificates of deposit	4,500	—	—	—	—	—	$4,500	4,496
Weighted average interest rate	5.12%	—	—	—	—	—	5.12%
Auction rate certificates	30,100	—	2,050	—	—	41,475	73,625	73,625
Weighted average interest rate	5.29%	—	5.35%	—	—	5.32%	5.31%
U.S. government agency securities	7,700	2,504	—	—	—	—	10,204	10,131
Weighted average interest rate	3.61%	5.41%	—	—	—	—	4.05%
Corporate bonds	27,888	—	—	—	—	—	27,888	27,818
Weighted average interest rate	4.60%	—	—	—	—	—	4.60%

Cash equivalents and marketable securities	$80,450	$2,504	$2,050	$—	$—	$41,475	$126,479	$126,332

All securities have dates to maturity of less than two years, except for auction rate securities, which have interest reset dates of approximately 30 to 45 days and have maturity dates ranging from one to forty years. Despite the long-term nature of their stated contractual maturities, there is a ready liquid market for these securities based on the interest reset mechanism. All securities represent investments available for current corporate purposes and are, therefore, classified as a current asset.

During fiscal 2005, we raised approximately $80.0 million of net proceeds through the concurrent sale of 1.8 million shares of common stock and $57.5 million aggregate principal amount of 3% convertible unsecured notes due 2025. See Note 6 to our consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements, supplementary data and related documents that are included in this Annual Report on Form 10-K are listed in Item 15(a), Part IV, of this Report.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A: CONTROLS	AND PROCEDURES.

Evaluation of disclosure controls and procedures.    Our management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation, as of December 30, 2006, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e).

Based on this evaluation, our chief executive officer and our chief financial officer have concluded that, as of December 30, 2006, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective at the reasonable assurance level, to ensure that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.    We monitor and evaluate on an ongoing basis our internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, we modify and refine our internal processes and controls as conditions warrant. As required by Rule 13a-15(d), our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended December 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter ended December 30, 2006.

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

Our management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation, as of December 30, 2006, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that, as of December 30, 2006, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting. Their report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GSI Commerce, Inc.

King of Prussia, PA

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that GSI Commerce, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 30, 2006 of the Company and our report dated March 11, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the Company’s adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” effective January 1, 2006.

Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 11, 2007

ITEM 9B: OTHER	INFORMATION.

See the Summary Sheet for Director and Executive Compensation included as Exhibit 10.37 to this Annual Report on Form 10-K.

PART III

ITEM 10: DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information concerning our directors is incorporated by reference to our 2007 Proxy Statement including but not necessarily limited to the sections of the 2007 Proxy Statement entitled “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Information concerning our executive officers is included in Item 4.1, Part I, of this Annual Report on Form 10-K.

We adopted a Finance Code of Professional Conduct that applies to all of our Finance organization employees and our Chief Executive Officer and Chief Financial Officer. The code is available on our corporate Web site located at www.gsicommerce.com. We intend to satisfy the disclosure requirements under Item 5.05 on Form 8-K regarding an amendment to, or waiver from, a provision of its Finance Code of Professional Conduct by posting such information on its website at the location specified above.

ITEM 11: EXECUTIVE	COMPENSATION.

This information is incorporated by reference to our 2007 Proxy Statement including but not necessarily limited to the section of the 2007 Proxy Statement entitled “Executive Compensation.”

ITEM 12: SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This information is incorporated by reference to our 2007 Proxy Statement including but not necessarily limited to the section of the 2007 Proxy Statement entitled “Executive Compensation.”

Equity Compensation Plan Information as of the End of Fiscal 2006

The following table sets forth information regarding our existing equity compensation plans as of the end of fiscal 2006.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Listed in Column (a)) (c)
Equity compensation plans approved by stockholders (1)	5,990,561	$8.26	1,207,483
Equity compensation plans not approved by stockholders (2)	369,045	$3.08	0

Total	6,359,606	$7.96	1,207,483

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

(2)	Included are (a) stock options at less than the then-fair market value of our Common Stock to attract new key employees, to retain key employees of acquired companies and to retain existing employees in connection with restructured compensation packages, and (b) warrants to purchase our Common Stock to consultants, advisors, partners and investors. The Board of Directors approved these grants in 1999 through 2001, although some of these warrant grants relate to earlier periods. Except for these limited grants, grants are generally made by us under the 2005 Plan. These grants include options which generally expire 10 years from the date of grant and vests over four years. Upon the occurrence of a change in control, certain of these options will immediately become exercisable in full. These grants also include warrants which generally expire no less than five years and no more than 15 years from the date of grant. The exercise prices for these warrants range from $2.50 to $7.63.

ITEM 13: CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information is incorporated by reference to our 2007 Proxy Statement including but not necessarily limited to the section of the 2007 Proxy Statement entitled “Certain Relationships and Related Transactions” and “Board, Committee and Attendance at Meetings of the Board and Committees.”

ITEM 14: PRINCIPAL	ACCOUNTING FEES AND SERVICES.

This information is incorporated by reference to our 2007 Proxy Statement including but not necessarily limited to the section of the 2007 Proxy Statement entitled “Independent Registered Public Accounting Firm Fees.”

PART IV

ITEM 15: EXHIBITS,	FINANCIAL STATEMENT SCHEDULES

(a) 1.    CONSOLIDATED FINANCIAL STATEMENTS

2.    FINANCIAL STATEMENT SCHEDULES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions*	Balance at End of Year
Allowance for Doubtful Accounts:
Fiscal Year 2004	$709	$1,022	$(1,323)	$408
Fiscal Year 2005	$408	$1,504	$(1,185)	$727
Fiscal Year 2006	$727	$2,456	$(2,105)	$1,078

*	Deductions include write-offs

All other schedules have been omitted since the required information is included in the financial statements or the notes thereto or is not applicable or required.

3.    EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Global Sports, Inc. (filed as Appendix B to GSI Commerce, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 27, 2001 and incorporated herein by reference)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Global Sports, Inc. (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 and incorporated herein by reference)
3.3	Amended and Restated Bylaws GSI Commerce, Inc. (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2005 and incorporated herein by reference)
3.4	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on April 3, 2006 and incorporated herein by reference)
4.1	Form of Investor Warrant (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference)
4.2	Form of Partner Warrant (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference)
4.3	Warrant to Purchase 200,000 Shares of Common Stock dated January 30, 2002 (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 and incorporated herein by reference)
4.4	Specimen Common Stock Certificate (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the Quarter ended June 29, 2002 and incorporated herein by reference)

Exhibit Number	Description
4.5	Registration Rights Agreement, dated July 31, 1995, by and between Global Sports, Inc. and MR Acquisitions, Inc. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on July 31, 1995 and incorporated herein by reference)
4.6	Second Amended and Restated Registration Rights Agreement, dated as of September 13, 2000, by and between Global Sports, Inc., Interactive Technology Holdings, LLC, SOFTBANK Capital Advisors Fund LP and TMCT Ventures, L.P. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on September 13, 2000 and incorporated herein by reference)
4.7	Second Amendment to Second Amended and Restated Registration Rights Agreement, dated as of July 20, 2001, among Global Sports, Inc., SOFTBANK Capital Partners LP, SOFTBANK Capital Advisors Fund LP, Rustic Canyon Ventures, LP (f/k/a TMCT Ventures, LP) and Interactive Technology Holdings, LLC (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on August 27, 2001 and incorporated herein by reference)
4.8	Third Amendment to Second Amended and Restated Registration Rights Agreement, dated as of July 25, 2003, among Global Sports, Inc. (n/k/a GSI Commerce, Inc.), SOFTBANK Capital Partners LP, SOFTBANK Capital Advisors Fund LP, Rustic Canyon Ventures, LP (f/k/a TMCT Ventures, LP) and Interactive Technology Holdings, Inc. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K on July 29, 2003 and incorporated herein by reference)
4.9	Fourth Amendment to Second Amended and Restated Registration Rights Agreement, dated as of June 26, 2004, among Global Sports, Inc. (n/k/a GSI Commerce, Inc.), SOFTBANK Capital Partners LP, SOFTBANK Capital Advisors Fund LP, Rustic Canyon Ventures, LP (f/k/a TMCT Ventures, LP) and Interactive Technology Holdings, Inc.(filed with GSI Commerce, Inc.’s Annual Report Form 10-K filed on March 17, 2005 and incorporated herein by reference)
4.10	Rights Agreement, dated as of April 3, 2006, between GSI Commerce, Inc. and American Stock Transfer & Trust Company, as Rights Agent, including all exhibits thereto (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on April 3, 2006 and incorporated herein by reference)
4.11	Indenture dated as of June 1, 2005 by and between GSI Commerce, Inc. and JPMorgan Chase Bank, N.A. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K dated June 1, 2005 and incorporated herein by reference)
4.12	Form of 3% Convertible Note due 2025 (filed as Exhibit A to Exhibit 4.1 of GSI Commerce, Inc.’s Current Report on Form 8-K dated June 1, 2005 and incorporated herein by reference)
10.1+	Global Sports, Inc.’s 1996 Equity Incentive Plan, amended and restated as of January 4, 2001 (filed as Appendix A to GSI Commerce, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 27, 2001 and incorporated herein by reference)
10.2+	GSI Commerce, Inc.’s 2005 Equity Incentive Plan (filed as Appendix A to GSI Commerce, Inc.’s Definitive Proxy Statement on Schedule 14A filed on June 9, 2005 and incorporated herein by reference)
10.3+	Leadership Team Deferral Plan (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on June 14, 2006 and incorporated herein by reference)
10.4+	Employment Agreement, dated August 9, 1999, by and between Global Sports, Inc. and Arthur H. Miller (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference)
10.5+	Letter Amendment, dated April 23, 2002, to the Employment Agreement, by and between Global Sports, Inc. and Arthur H. Miller (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 and incorporated herein by reference)
10.6+	Employment Agreement, dated August 26, 2006, by and between GSI Commerce, Inc. and Robert Liewald
10.7+	Employment Agreement, dated August 23, 2006, by and between GSI Commerce, Inc. and Michael G. Rubin (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on August 29, 2006 and incorporated herein by reference)

Exhibit Number	Description
10.8+	Michael Rubin Form of PRSU Agreement (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on August 29, 2006 and incorporated herein by reference)
10.9	Stock Purchase Agreement dated June 10, 1999, by and between Global Sports, Inc., a Delaware corporation, and SOFTBANK America Inc., a Delaware corporation (filed with GSI Commerce, Inc.’s Form 8-K on June 21, 1999 and incorporated herein by reference)
10.10	Stock and Warrant Purchase Agreement, dated as of September 13, 2000, by and between Global Sports, Inc. and Interactive Technology Holdings, LLC (filed with GSI Commerce, Inc.’s Form 8-K on September 20, 2000 and incorporated herein by reference)
10.11	Stock Purchase Agreement, dated as of July 20, 2001, by and among Global Sports, Inc., Michael G. Rubin and Interactive Technology Holdings, LLC (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on August 27, 2001 and incorporated herein by reference)
10.12	Amendment to Stock and Warrant Purchase Agreement, dated as of April 27, 2000, by and among Global Sports, Inc. (n/k/a GSI Commerce, Inc.), and TMCT Ventures, L.P. (n/k/a Rustic Canyon Ventures, LP, dated as of June 26, 2004 (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K filed on March 17, 2005 and incorporated herein by reference)
10.13	Letter Agreement, dated as of July 20, 2001, among Global Sports, Inc., Interactive Technology Holdings, LLC, SOFTBANK Capital Partners LP and SOFTBANK Capital Advisors Fund LP (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on August 27, 2001 and incorporated herein by reference)
10.14	Stock and Warrant Exchange Agreement, dated as of July 25, 2003, by and between GSI Commerce, Inc. and Interactive Technology Holdings, LLC (filed with GSI Commerce, Inc.’s Current Report on Form 8-K on July 29, 2003 and incorporated herein by reference)
10.15	Promissory Note from 935 HQ Associates, LLC to CIBC Inc. dated June 9, 2004 (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004 and incorporated herein by reference)
10.16	Mortgage, Assignment of Leases and Rents and Security Agreement from 935 HQ Associates, LLC in favor of CIBC Inc. dated as of June 9, 2004 (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004 and incorporated herein by reference)
10.17+	Offer Letter, dated January 31, 2005, between GSI Commerce, Inc. and Stephen J. Gold (filed with GSI Commerce, Inc.’s Current Report on Form 8-K on February 2, 2005 and incorporated herein by reference)
10.18+	Offer Letter, dated April 21, 2004, between GSI Commerce, Inc. and Robert J. Blyskal (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K filed on March 17, 2005 and incorporated herein by reference)
10.19	Letter Agreement, dated August 7, 2006, between GSI Commerce, Inc. and Robert J. Blyskal (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on August 8, 2006 and incorporated herein by reference)
10.20+	Form of Change in Control Agreement (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on August 7, 2006 and incorporated herein by reference)
10.21+	Offer Letter, dated September 2, 2005, between GSI Commerce, Inc. and Robert Wuesthoff
10.22+	Amended and Restated Employment Agreement between GSI Commerce, Inc. and Jordan M. Copland
10.23+	Form of Restricted Stock Award Under the GSI Commerce, Inc. 1996 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on March 11, 2005 and incorporated herein by reference)
10.24+	Form of Option Agreement Issued to Executive Officers Under the 1996 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on March 11, 2005 and incorporated herein by reference)

Exhibit Number	Description
10.25+	Form of Option Agreement Issued to Directors Under the 1996 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on March 11, 2005 and incorporated herein by reference)
10.26+	Form of Deferred Stock Award Under the 1996 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on March 11, 2005 and incorporated herein by reference)
10.27+	Form of Restricted Stock Award Grant Notice (Basic) Under the GSI Commerce, Inc. 2005 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K filed on March 15, 2006 and incorporated herein by reference)
10.28+	Form of Restricted Stock Award Grant Notice (Alternate) Under the GSI Commerce, Inc. 2005 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K filed on March 15, 2006 and incorporated herein by reference)
10.29	Form of Restricted Stock Unit Grant Notice (Basic) Under the GSI Commerce, Inc. 2005 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K filed on March 15, 2006 and incorporated herein by reference)
10.30	Form of Restricted Stock Unit Grant Notice (Alternate) Under the GSI Commerce, Inc. 2005 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K filed on March 15, 2006 and incorporated herein by reference)
10.31+	Stock Option Grant Notice (Basic) Under the 2005 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K filed on March 15, 2006 and incorporated herein by reference)
10.32+	Stock Option Grant Notice (Alternate) Under the 2005 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K filed on March 15, 2006 and incorporated herein by reference)
10.33+	Stock Option Grant Notice Issued to Directors Under the 2005 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K filed on March 15, 2006 and incorporated herein by reference)
10.34	Stock Purchase Agreement, dated as of April 27, 2000, between SOFTBANK Capital Partners LP, a Delaware limited partnership and SOFTBANK Capital Advisors Fund LP, a Delaware limited partnership and Global Sports, Inc., a Delaware corporation. (filed as Exhibit I of Amendment No. 1 to the Statement on Schedule 13D filed by SOFTBANK Capital Partners LP, a Delaware limited partnership, SOFTBANK Capital Partners LLC, a Delaware limited liability company, SOFTBANK Capital Partners Investment Inc., a Delaware corporation, Ronald D. Fisher, Charles R. Lax, SOFTBANK Holdings Inc., a Delaware corporation, SOFTBANK Corp., a Japanese corporation and Masayoshi Son on May 1, 2000 with respect GSI Commerce, Inc. and incorporated herein by reference).
10.35	Stock and Warrant Purchase Agreement, dated as of April 27, 2000 between Global Sports, Inc. and TMCT Ventures, L.P. (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K filed on March 17, 2005 and incorporated herein by reference)
10.36	Agreement dated December 20, 2005 between Interactive Commerce Partners LLC and GSI Commerce, Inc. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on March 9, 2006 and incorporated herein by reference)
10.37	Summary Sheet for Director and Executive Compensation
12.1	Statement Regarding Computation of Ratios of Earnings to Fixed Charges
21.1	List of Subsidiaries
23.1	Consent of Deloitte & Touche LLP
24.1	Power of Attorney, incorporated by reference to the signature page of this Annual Report on Form 10-K

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf on the date indicated by the undersigned thereunto duly authorized.

Date: March 9, 2007

GSI COMMERCE, INC.

By:	/s/ MICHAEL G. RUBIN
Michael G Rubin
Chairman, President and Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

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

Signature	Title(s)	Date

/s/ MICHAEL G. RUBIN Michael G. Rubin	Chairman, President and Chief Executive Officer (principal executive officer)	March 9, 2007

/s/ MICHAEL R. CONN Michael R. Conn	Executive Vice President, Finance and Chief Financial Officer (principal financial officer and principal accounting officer)	March 9, 2007

/s/ M. JEFFREY BRANMAN M. Jeffrey Branman	Director	March 9, 2007

/s/ MICHAEL DONAHUE Michael Donahue	Director	March 9, 2007

/s/ RONALD D. FISHER Ronald D. Fisher	Director	March 9, 2007

/s/ JOHN A. HUNTER John A. Hunter	Director	March 9, 2007

Signature	Title(s)	Date

/s/ MARK S. MENELL Mark S. Menell	Director	March 9, 2007

/s/ MICHAEL S. PERLIS Michael S. Perlis	Director	March 9, 2007

/s/ JEFFREY F. RAYPORT Jeffrey F. Rayport	Director	March 9, 2007

/s/ ANDREA WEISS Andrea Weiss	Director	March 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GSI Commerce, Inc.

King of Prussia, PA

We have audited the accompanying consolidated balance sheets of GSI Commerce, Inc. and subsidiaries (the “Company”) as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2006. Our audit also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GSI Commerce, Inc. and subsidiaries as of December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 11, 2007

GSI COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2005	December 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$48,361	$71,382
Marketable securities	108,298	113,074
Accounts receivable, net of allowance of $727 and $1,078	24,288	38,681
Inventory	34,601	46,816
Deferred tax assets	—	10,403
Prepaid expenses and other current assets	3,135	6,409

Total current assets	218,683	286,765
Property and equipment, net	87,851	106,204
Goodwill	13,932	17,786
Equity investments and other	1,210	2,435
Long-term deferred tax assets	—	36,792
Other assets, net of accumulated amortization of $7,885 and $12,367	10,970	13,575

Total assets	$332,646	$463,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,720	$76,553
Accrued expenses and other	42,949	72,740
Deferred revenue	6,573	11,790
Current portion—long-term debt and other	637	510

Total current liabilities	108,879	161,593
Convertible notes	57,500	57,500
Long-term debt	13,094	12,856
Deferred revenue and other	—	3,901

Total liabilities	179,473	235,850
Commitments and contingencies (Note 7)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 4,990,000 shares authorized; 0 shares issued and outstanding as of December 31, 2005 and December 30, 2006	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 44,469,969 and 45,878,527 shares issued as of December 31, 2005 and December 30, 2006, respectively; 44,469,766 and 45,878,324 shares outstanding as of December 31, 2005 and December 30, 2006, respectively	445	458
Additional paid in capital	329,103	347,676
Accumulated other comprehensive loss	(2,344)	(97)
Accumulated deficit	(174,031)	(120,330)

Total stockholders’ equity	153,173	227,707

Total liabilities and stockholders’ equity	$332,646	$463,557

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Fiscal Year Ended
	January 1, 2005	December 31, 2005	December 30, 2006
Revenues:
Net revenues from product sales	$274,988	$355,374	$461,183
Service fee revenues	60,116	85,018	148,370

Net revenues	335,104	440,392	609,553
Cost of revenues from product sales	203,383	263,829	331,253

Gross profit	131,721	176,563	278,300

Operating expenses:
Sales and marketing, inclusive of $2,711, $3,200 and $3,654 of stock-based compensation	81,868	107,503	165,919
Product development, inclusive of $351, $398 and $936 of stock-based compensation	20,579	28,833	45,375
General and administrative, inclusive of $514, $207 and $2,988 of stock-based compensation	18,731	22,714	36,062
Depreciation and amortization	10,944	14,635	21,297

Total operating expenses	132,122	173,685	268,653

Income (loss) from operations	(401)	2,878	9,647
Other (income) expense:
Interest expense	538	2,220	3,107
Interest income	(1,162)	(2,944)	(6,075)
Other expense, net	560	582	37
Loss on investment	—	—	2,873

Total other income	(64)	(142)	(58)

Income (loss) before income taxes	(337)	3,020	9,705
Provision (benefit) for income taxes	—	321	(43,728)

Net income (loss) before cumulative effect of change in accounting principle	(337)	2,699	53,433
Cumulative effect of change in accounting principle	—	—	268

Net income (loss)	$(337)	$2,699	$53,701

Basic earnings (loss) per share:
Prior to cumulative effect of change in accounting principle	$(0.01)	$0.06	$1.18
Cumulative effect of change in accounting principle	—	—	0.01

Earnings (loss) per share — basic:	$(0.01)	$0.06	$1.19

Diluted earnings (loss) per share:
Prior to cumulative effect of change in accounting principle	$(0.01)	$0.06	$1.09
Cumulative effect of change in accounting principle	—	—	0.01

Earnings (loss) per share — diluted:	$(0.01)	$0.06	$1.10

Weighted average shares outstanding — basic	41,073	43,216	45,174

Weighted average shares outstanding — diluted	41,073	45,321	50,624

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Comprehensive (Loss) Income	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Dollars					Shares	Dollars
Consolidated balance at January 3, 2004	40,781	$408	$287,571	$(176,393)		$—	1	$—	$111,586
Net loss				(337)	$(337)				(337)
Net unrealized loss on available-for- sale securities, net of tax of $0					(104)	(104)			(104)

Comprehensive loss					$(441)

Stock-based compensation expense			1,835						1,835
Issuance of common stock upon exercise of options and warrants	803	8	5,065						5,073

Consolidated balance at January 1, 2005	41,584	$416	$294,471	$(176,730)		$(104)	1	$—	$118,053
Net income				2,699	2,699				2,699
Net unrealized loss on available- for-sale securities, net of tax of $0					(370)	(370)			(370)
Unrealized loss on investment in Odimo recorded at fair value, net of tax of $0 (See Note 2)					(1,870)	(1,870)			(1,870)

Comprehensive income					$459

Stock-based compensation expense			686						686
Issuance of common stock during public offering	1,872	19	27,763						27,782
Issuance costs related to the common stock public offering			(1,839)						(1,839)
Issuance of common stock upon exercise of options	1,013	10	7,939				(1)		7,949
Tax benefit in connection with exercise of stock options and awards			83						83

Consolidated balance at December 31, 2005	44,469	$445	$329,103	$(174,031)		$(2,344)	—	$—	$153,173
Net income				53,701	53,701				53,701
Net unrealized gain on available- for-sale securities, net of tax of $57					388	388			388
Unrealized loss on investment in Odimo recorded at fair value, net of tax of $0 (See Note 2)					(860)	(860)			(860)
Add: Reclassification adjustment for losses realized in net income					2,730	2,730			2,730
Cumulative translation adjustment, net of tax of $0					(11)	(11)			(11)

Comprehensive income					$55,948

Stock-based compensation expense			4,951						4,951
Common stock issued to finance acquisition	83	1	1,299						1,300
Issuance of common stock and warrants upon exercise of options	1,246	12	10,154						10,166
Issuance of stock awards upon vesting	81		(242)						(242)
Tax benefit in connection with exercise of stock options and awards			2,679						2,679
Cumulative effect of change in accounting principle			(268)						(268)

Consolidated balance at December 30, 2006	45,879	$458	$347,676	$(120,330)		$(97)	—	$—	$227,707

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended
	January 1, 2005	December 31, 2005	December 30, 2006
Cash Flows from Operating Activities:
Net income (loss)	$(337)	$2,699	$53,701
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,944	14,635	21,297
Stock-based compensation	3,576	3,805	7,578
Tax benefit in connection with exercise of stock options and awards	—	83	—
Loss on investment	—	—	2,873
Loss on disposal of equipment	113	78	329
Deferred tax assets	—	—	(44,404)
Cumulative effect of change in accounting principle	—	—	(268)
Changes in operating assets and liabilities:
Accounts receivable, net	(9,836)	(9,317)	(14,280)
Inventory	(14,863)	3,171	(12,204)
Prepaid expenses and other current assets	(399)	(659)	(3,272)
Notes receivable	(201)	—	—
Other assets, net	(325)	(397)	(2,256)
Accounts payable and accrued expenses and other	38,049	13,005	48,377
Deferred revenue	(5,627)	(2,818)	8,606

Net cash provided by operating activities	21,094	24,285	66,077

Cash Flows from Investing Activities:
Payments for acquisitions of businesses, net of cash acquired	—	(768)	(5,849)
Cash paid for property and equipment, including internal use software	(34,717)	(29,551)	(42,621)
Proceeds from government grant related to corporate headquarters	—	—	3,000
Funding of restricted cash escrow funds	—	—	(1,052)
Payments received on notes receivable	3,246	—	—
Other deferred cost	—	(95)	95
Cash paid for equity investment	—	(136)	(2,435)
Purchases of marketable securities	(64,131)	(176,789)	(226,968)
Sales of marketable securities	39,330	123,480	222,685

Net cash used in investing activities	(56,272)	(83,859)	(53,145)

Cash Flows from Financing Activities:
Proceeds from convertible notes	—	57,500	—
Proceeds from long-term borrowing	—	—	343
Debt issuance costs paid	—	(2,589)	—
Repayments of loan	—	(339)	—
Repayments of capital lease obligations	(1,581)	(452)	(469)
Proceeds from mortgage note	13,000	—	—
Repayments of mortgage note	(55)	(153)	(170)
Proceeds from sales of common stock	—	27,782	—
Equity issuance costs paid	—	(1,839)	—
Excess tax benefit in connection with exercise of stock options and awards	—	—	145
Proceeds from exercise of common stock options and warrants	5,070	7,949	10,166

Net cash provided by financing activities	16,434	87,859	10,015

Effect of exchange rate changes on cash and cash equivalents	—	12	74

Net (decrease) increase in cash and cash equivalents	(18,744)	28,297	23,021
Cash and cash equivalents, beginning of period	38,808	20,064	48,361

Cash and cash equivalents, end of period	$20,064	$48,361	$71,382

Supplemental Cash Flow Information
Cash paid during the period for interest	$466	$2,073	$3,182
Noncash Investing and Financing Activities:
Receipt of shares of, and warrants to purchase, Odimo’s Series C preferred stock in connection with a conversion of principal due under a note	688	—	—
Exchange of a portion of a promissory note in connection with a conversion of principal due under the note	(682)	—	—
Equipment financed under capital lease	3,170	—	—
Temporary unrealized loss on investment in Odimo recorded at fair value	—	(1,870)	—
Increase (decrease) in accrual for purchases of property and equipment	2,818	(1,472)	(154)
Common stock issued to finance acquisition	—	—	1,300

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

NOTE 1—DESCRIPTION OF BUSINESS

GSI Commerce, Inc. (“GSI” or the “Company”), a Delaware corporation, is a leading provider of e-commerce solutions that enable retailers, branded manufacturers, entertainment companies and professional sports organizations to operate e-commerce businesses. The Company began its e-commerce business in 1999 and initially targeted the sporting goods category and has since expanded into ten additional retail merchandise categories: apparel, appliances and tools, baby products, consumer electronics, cosmetics and fragrances, home furnishings, jewelry, music and video, personal care, and toys and video games. In fiscal 2006, the Company entered into agreements with nine new partners. The Company provides solutions for its partners through its integrated e-commerce platform, which is comprised of three components — technology, logistics and customer care, and marketing services. Through the Company’s integrated e-commerce platform, it provides an e-commerce engine, Web store management tools, Web infrastructure and hosting, order management and processing, reporting and analytics, fulfillment and drop shipping, customer care, buying, user experience and design, content creation, online marketing, and e-mail marketing. The Company currently derives virtually all of its revenues from sales of products by the Company through its partners’ e-commerce businesses and service fees earned by the Company in connection with the development and operation of its partners’ e-commerce businesses.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summarize the Company’s significant accounting policies:

Fiscal Year:    The Company’s fiscal year ends on the Saturday closest to December 31. The fiscal year is named for the calendar year ending on that December 31. The effects on results of operations of the two fewer days in fiscal 2004, the one fewer day in fiscal 2005 and the one fewer day in fiscal 2006 are not significant.

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

During the third quarter of fiscal 2005, the Company determined that by modifying its inbound freight calculation from a historical basis to a more current period basis the calculation could be more precise. The impact of the change in estimate for inbound freight decreased cost of revenues and increased net income by $0.4 million for fiscal 2005. The change in estimate increased diluted earnings per share by $0.01 for fiscal 2005.

Fair Values:    The estimated fair value amounts presented in these consolidated financial statements have been determined by the Company using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Such fair value estimates are based on pertinent information available to management as of December 30, 2006 and December 31, 2005, and have not been comprehensively revalued for purposes of these consolidated financial statements since such dates. Cash, trade receivables and trade payables are recorded at cost, which approximates their fair values due to their short-term nature.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

Reclassifications:    The Consolidated Statements of Operations for fiscal 2005 and fiscal 2004 have been reclassified, in accordance with Staff Accounting Bulletin 107, to present stock-based compensation within specific line items, as disclosed parenthetically, instead of presented separately as its own line item.

Cash and Cash Equivalents:    The Company considers all highly liquid investments with maturities at date of purchase of three months or less to be cash equivalents. The carrying value of cash equivalents approximates their current market value.

Inventory:    Inventory, primarily consisting of sporting goods and consumer electronics, is valued at the lower of cost (determined using the weighted average method) or market. Inherent in this valuation are significant management judgments and estimates, including among others, assessments concerning obsolescence and shrinkage rates. Based upon these judgments and estimates, which are applied consistently from period to period, the Company records a valuation allowance to adjust the carrying amount of its inventory.

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

Goodwill and Acquired Intangible Assets:    Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is tested for impairment annually, based on fair value or more frequently if events and circumstances indicate that goodwill may be impaired. Intangible assets with finite lives are amortized over their estimated useful lives. The Company performed an annual impairment test of its recorded goodwill and its indefinite lived intangible assets in December 2006 and found no instance of impairment.

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

Equity Investments and Other:    Equity investments and other primarily consist of investments in WebCollage Inc. (“WebCollage”) and Odimo Incorporated (“Odimo”).

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

In February 2006, the Company acquired a minority interest in WebCollage through the purchase of preferred stock for $2,435, including direct acquisition costs. The Company accounts for its investment in WebCollage using the cost method in accordance with Accounting Principles Board (“APB”) Opinion 18, “The Equity Method of Accounting for Investments in Common Stock.” Since WebCollage is privately-held, the Company monitors this investment periodically to evaluate whether any changes in fair value become other-than-temporary. In connection with its investment in WebCollage, the Company also acquired a ten-year warrant to purchase 2,000 shares of WebCollage common stock which vests and becomes exercisable upon the achievement of certain performance conditions during the first three years. The fair value of the warrant will be determined when the performance conditions are met. As of the end of fiscal 2006, none of the performance conditions have been met.

In accordance with Statement of Financial Accounting Standards (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) the Company determined that its investment in Odimo was available for sale, and therefore, any temporary unrealized gains and losses were reported as a component of accumulated other comprehensive loss in stockholders’ equity. Also, in accordance with Financial Accounting Standards Board (“FASB”) Staff Position FAS115-1/124-1: “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the Company assessed whether any declines in fair value were considered other-than-temporary and recorded an impairment expense for any decline in fair value that the Company determined to be other-than-temporary. Realized gains and losses are included in other (income) expense based on the specific identification method. Based on the Company’s inquiry and review of actions and activities of Odimo, the Company determined that the fair value was not expected to recover fully before the expected time of the sale of the investment and recognized other-than-temporary impairment charges of $2,730 during fiscal 2006, which were previously recorded as unrealized losses within accumulated other comprehensive loss on the Consolidated Balance Sheets. In addition, sales of shares of Odimo stock resulted in a realized loss of $143 during fiscal 2006. The other-than-temporary impairment and realized loss are reflected as a separate line item in other (income) expense in the Consolidated Statements of Operations. As of December 30, 2006, the Company has no remaining cost basis in Odimo.

Other Assets, Net:    Other assets, net consists primarily of deferred partner revenue share charges, prepaid revenue share payments, the underwriter’s discount and issuance costs related to the June 2005 convertible debt public offering and intangible assets.

Deferred partner revenue share charges, resulting from the exercise of a right to receive 1,600 shares of the Company’s common stock in lieu of future cash partner revenue share payments, were $4,351 as of December 30, 2006 and $6,978 as of December 31, 2005. As a result of certain revenue thresholds being achieved in the third quarter of fiscal 2006, the remaining partner revenue share charges related to the exercise of common stock are being amortized on a straight-line basis over the remaining term of the contract. Stock-based compensation expense related to the amortization of deferred partner revenue share charges was $2,627 for fiscal 2006, $3,119 for fiscal 2005 and $1,738 for fiscal 2004, and is reflected within sales and marketing expense in the Consolidated Statements of Operations.

The total prepaid revenue share payments included in other assets were $2,438 as of December 30, 2006 and $0 as of December 31, 2005 and are being amortized on a straight-line basis over the remaining term of the contract within sales and marketing expense in the Consolidated Statements of Operations.

The underwriter’s discount and issuance costs related to the June 1, 2005 public offering of $57,500 aggregate principal amount of 3% convertible unsecured notes due June 1, 2025 had a cost of $2,589 and a net book value of $1,769 as of December 30, 2006. The underwriter’s discount and issuance costs are being

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

amortized using the straight-line method which approximates the effective interest method. Total amortization related to the underwriter’s discount and issuance costs, which is reflected as a portion of interest expense, was $518 for fiscal 2006 and $302 for fiscal 2005.

Intangible assets, net had a cost of $2,468 and a net book value of $2,027 as of December 30, 2006 and a cost of $328 and a net book value of $319 as of December 31, 2005. Amortization expense for intangible assets was $432 for fiscal 2006, $9 for fiscal 2005 and $0 for fiscal 2004.

Accrued Expenses and Other:    Accrued expense and other includes $8,204 of accrued shipping expense as of December 30, 2006. No other individual balance was greater than 5% of total current liabilities as of December 30, 2006, and no individual balance was greater than 5% as of December 31, 2005.

Deferred Revenue:    Deferred revenue consists primarily of fees paid to the Company in advance for service fees related to enhancements to its partners’ e-commerce businesses, which are recognized ratably over the service period or upon completion of the service, and from the sale of gift certificates and gift cards redeemable through its partners’ e-commerce businesses. The Company recognizes revenue received from the sale of gift certificates and gift cards when the gift certificates and or cards are redeemed.

Net Revenues from Product Sales:    The Company recognizes revenues from product sales when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Additionally, revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: the delivered item has value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items and delivery of any undelivered item is probable.

The Company considers the criteria presented in Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” in determining the appropriate revenue recognition treatment. Generally, when the Company is the primary obligor in a transaction, has general inventory risk, establishes the selling price, has discretion in supplier selection, has physical loss inventory risk after order placement, and has credit risk, or has several but not all of these indicators, the Company records revenue gross as a principal.

The Company recognizes revenue from product sales, which includes shipping revenue, net of estimated returns based on historical experience and current trends, upon shipment of products to customers. The majority of product sales are shipped from its fulfillment centers in Kentucky. The Company also relies upon certain vendors to ship products directly to customers on its behalf. The Company acts as principal in these transactions, as orders are initiated directly through the e-commerce businesses that the Company operates, the Company takes title to the goods at the shipping point and has the economic risk related to collection, customer care and returns. The Company recognizes revenue from shipping when products are shipped and title and significant risks of ownership passes to the customer. Net revenue from product sales includes shipping revenue for partners that the Company provides fulfillment services from both the owned inventory model and the partner inventory model.

The Company pays a percentage of the revenues generated from the sales through the e-commerce businesses that the Company operates to the Company’s respective partners in exchange for the rights to use their brand names and the promotions and advertising that its partners agree to provide. The Company refers to these payments as partner revenue share charges. The Company has considered the revenue reduction provisions addressed in EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,”

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

(“EITF 01-09”) and believes that the payment of partner revenue share charges, or the issuance of warrants or stock in lieu of cash partner revenue share charges, to its partners should not result in any reduction of revenues. EITF 01-09 addresses consideration paid to parties along a distribution chain. The Company purchases merchandise from its vendors, at its discretion, and is responsible for paying those vendors. The amounts purchased and the prices paid to the Company’s vendors are not in any way impacted by the revenue share provisions of the Company’s agreements with its partners. Accordingly, the Company’s partners and vendors are not linked in the distribution chain and the Company believes that the provisions of EITF 01-09 do not apply.

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

Sales and Marketing:    Sales and marketing expenses include fulfillment costs, customer care costs, credit card fees, partner revenue share charges, net advertising and promotional expenses incurred by the Company on behalf of its partners’ e-commerce businesses, and payroll related to the buying, business management and marketing functions of its company. Partner revenue share charges are payments made to the Company’s partners in exchange for the use of their brands, the promotion of its partners’ URLs, Web sites and toll-free telephone numbers in their marketing and communications materials, the implementation of programs to provide incentives to customers to shop through the e-commerce businesses that the Company operates for its partners and other programs and services provided to the customers of the e-commerce businesses that the Company operates for its partners, net of amounts reimbursed to the Company by its partners. Partner revenue share charges were $25,007 for fiscal 2006, $12,880 for fiscal 2005 and $9,200 for fiscal 2004 and are included in sales and marketing expense in the Consolidated Statements of Operations.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

Shipping and Handling Costs:    The Company defines shipping and handling costs as only those costs incurred for a third-party shipper to transport products to the customer and these costs are included in cost of revenues from product sales to the extent of shipping revenue. In some instances, shipping and handling costs exceed shipping charges to the customer and are subsidized by the Company. Additionally, the Company selectively offers promotional free shipping whereby it ships merchandise to customers free of all shipping and handling charges. The cost of promotional free shipping and subsidized shipping and handling was $4,626 for fiscal 2006, $3,694 for fiscal 2005 and $3,530 for fiscal 2004 and are included in sales and marketing expense in the Consolidated Statements of Operations.

Fulfillment Costs:    The Company defines fulfillment costs as personnel, occupancy and other costs associated with its fulfillment centers, personnel and other costs associated with its logistical support and vendor operations departments and third-party warehouse and fulfillment services costs. Fulfillment costs were $43,124 for fiscal 2006, $31,152 for fiscal 2005 and $24,216 for fiscal 2004 and are included in sales and marketing expense in the Consolidated Statements of Operations.

Advertising:    The Company expenses the cost of advertising, which includes online marketing fees, media, agency and production expenses, in accordance with the AICPA Accounting Standards Executive Committee’s Statement of Position (“SOP”) 93-7, “Reporting on Advertising Costs” (“SOP 93-7”). Advertising production costs are expensed the first time the advertisement runs. Online marketing fees and media (television, radio and print) placement costs are expensed in the month the advertising appears. Agency fees are expensed as incurred. Advertising and promotional expenses are net of amounts reimbursed to the Company by its partners. Advertising costs were $19,175 for fiscal 2006, $10,552 for 2005 and $4,843 for fiscal 2004 and are primarily included in sales and marketing expenses in the Consolidated Statements of Operations.

Catalog Costs:    Direct response advertising consists primarily of creative design, paper, printing, postage, and mailing costs, which are capitalized and amortized over the expected future revenue stream, which is generally a period not exceeding six months. The Company accounts for catalog costs in accordance with SOP 93-7, which requires that the amortization of capitalized advertising costs be based upon the ratio of actual revenues to the total of actual and estimated future revenues on an individual catalog basis. Deferred catalog costs included in prepaid expenses and other current assets were $592 as of December 30, 2006 and $0 as of December 31, 2005. Catalog costs were $4,416 for fiscal 2006, $582 for fiscal 2005, and $191 for fiscal 2004, and are reflected in sales and marketing expenses in the Consolidated Statements of Operations.

Product Development:    Product development expenses consist primarily of expenses associated with planning, maintaining and operating the technology platform on which the Company operates its partners’ e-commerce businesses, and payroll and related expenses for the Company’s engineering, production, creative and management information systems departments. In accordance with Statement of Position (“SOP”) 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes costs incurred during the application development stage related to the development of internal-use software and amortizes these costs over the estimated useful life of four years. Amounts capitalized under SOP 98-1 are amortized over four years and included in depreciation and amortization in the Consolidated Statement of Operations. Costs incurred relating to planning and training or maintenance of internal-use software is expensed as incurred.

Stock-Based Compensation:    Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic method prescribed in APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense for stock options issued to employees was measured as the excess, if any, of the quoted market price of the Company’s stock at the date of

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

the grant over the amount an employee must pay to acquire the stock. The Company accounted for stock-based compensation for stock options and warrants issued to non-employees in accordance with SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees.” Accordingly, compensation expense for stock options and warrants issued to non-employees was measured using a Black-Scholes valuation model that takes into account significant assumptions as to the expected life of the option or warrant, the expected volatility of the Company’s common stock and the risk-free interest rate over the expected life of the option or warrant. Compensation expense for restricted stock awards was recorded on a straight-line method over the vesting period.

Effective January 1, 2006, the Company adopted SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective approach, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period during which awards are expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of the Company’s common stock and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the valuation techniques previously utilized by the Company for options in the proforma disclosures required under SFAS 123. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS 123(R) for all unvested options as of January 1, 2006. The estimation of the number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. During the fourth quarter of fiscal 2006, the Company recalculated its projected forfeiture rate as it applies to stock- based compensation based on historical data. The impact of the change in estimate for the change in forfeiture rate increased operating expenses and decreased net income by $0.3 million for fiscal 2006. The change in estimate decreased diluted earnings per share by $0.01. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

The adoption of SFAS 123(R) resulted in a cumulative benefit from accounting change of $268 and an increase in earnings per share of $0.01 in fiscal 2006, which reflects the cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted. The incremental stock-based compensation expense recognized due to the adoption of SFAS 123(R) for fiscal 2006 was $1,660.

Prior to the adoption of SFAS 123(R), the Company presented excess tax benefits resulting from stock-based compensation as operating cash flows within the Consolidated Statements of Cash Flows. SFAS 123(R) requires that cash flows resulting from the impact of any excess tax deduction in excess of compensation cost recognized in the financial statements be classified as financing cash inflows within the consolidated statements of cash flows. In fiscal 2006, the tax benefit resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes was $145.

Upon adoption of SFAS No. 123(R), the Company elected the alternative transition method for calculating the tax effects of stock-based compensation pursuant to FASB Staff Position SFAS 123(R)-3, “Transition Election to Accounting for the Tax Effects of Share Based Payment Awards” (“SFAS 123(R)-3”). Under SFAS 123(R)-3, the Company determined the beginning balance of the additional paid-in capital pool (“APIC pool”)

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

related to the tax effects of the employee stock-based compensation “as if” the Company had adopted the recognition provisions of SFAS No. 123 since its effective date of January 1, 1995. The Company also determined the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effect of employee stock–based compensation awards that were issued after the adoption of SFAS No. 123(R) and outstanding at the adoption date.

Stock-based compensation for fiscal 2004 and fiscal 2005 was determined using the intrinsic value method. The following table provides supplemental information for fiscal 2004 and fiscal 2005 as if stock-based compensation had been computed under SFAS 123:

	Fiscal Year Ended
	January 1, 2005	December 31, 2005
Net income (loss), as reported	$(337)	$2,699
Add: Stock-based compensation expense included in reported net income (loss)	1,714	684
Deduct: Total stock-based compensation determined under fair value based method for all stock option awards	(7,133)	(9,209)

Pro forma net loss	$(5,756)	$(5,826)

Income (loss) per share:
As reported — basic	$(0.01)	$0.06
Pro forma — basic	$(0.14)	$(0.13)
As reported — diluted	$(0.01)	$0.06
Pro forma — diluted	$(0.14)	$(0.13)

The fair value of options granted under the 1996 and 2005 Equity Incentive Plans during fiscal 2004 and fiscal 2005 were determined using the intrinsic value method. The following table provides supplemental information as if stock-based compensation had been computed under SFAS 123:

	Fiscal Year Ended
Assumption	January 1, 2005	December 31, 2005
Dividend yield	None	None
Expected volatility	94.11%	57.09%
Average risk free interest rate	3.22%	3.82%
Average expected lives	4.13 years	1.60 years

There were no options granted during fiscal 2006.

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

New Accounting Pronouncements:    In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of the adoption of this interpretation and does not believe it will have a material impact on the Company’s results of operations and financial condition.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not impact the Company’s financial statements.

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of the adoption of this statement on the Company’s results of operations and financial condition.

NOTE 3—CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company had cash and cash equivalents of $71,382 as of December 30, 2006 and $48,361 as of December 31, 2005 , and marketable securities of $113,074 as of December 30, 2006 and $108,298 as of December 31, 2005 invested with multiple financial institutions, which are potentially subject to credit risk. The composition of these investments is regularly monitored by management of the Company.

Marketable securities, which consist of investments in various debt securities, are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded as a component of stockholders’ equity. As of December 30, 2006, all securities had dates to maturity of less than two years, except for auction rate securities which have interest reset dates of approximately 30 to 45 days and have maturity dates ranging from one to forty years. The Company classifies all of its available-for-sale securities as current assets, as these securities represent investments available for current corporate purposes. All investments in marketable securities with original maturities of greater than 90 days are accounted for in accordance with SFAS 115. At December 30, 2006 and December 31, 2005 the Company held $73,625 and $58,500, respectively, of investments in auction rate securities classified as available-for-sale. Investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates. Despite the long-term nature of their stated contractual maturities, there is a ready liquid market for these securities based on the interest reset

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

mechanism. All income generated from marketable securities is recorded as interest income. Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other (income) or expense in the Consolidated Statements of Operations.

Marketable securities, at fair value, consist of the following:

	December 31, 2005
	Amortized Cost	Gross Unrealized Losses	Fair Value
Auction rate securities	$58,500	$—	$58,500
Corporate bonds	31,270	(224)	31,046
U.S. government agency securities	19,002	(250)	18,752

	$108,772	$(474)	$108,298

	December 30, 2006
	Amortized Cost	Gross Unrealized Losses	Fair Value
Auction rate securities	$73,625	$—	$73,625
Corporate bonds	27,888	(70)	27,818
Certificates of deposit	1,500	—	1,500
U.S. government agency securities	10,204	(73)	10,131

	$113,217	$(143)	$113,074

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

The following table shows the fair value of marketable securities with loss positions, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 30, 2006:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$14,322	$(11)	$13,496	$(59)	$27,818	$(70)
U.S. government agency securities	2,495	(8)	7,636	(65)	10,131	(73)

	$16,817	$(19)	$21,132	$(124)	$37,949	$(143)

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

The amortized cost and fair value of investments in marketable securities as of December 30, 2006, by contractual maturity, are as follows:

	Amortized Cost	Fair Value
Due within one year	$67,188	$67,054
Due after one year through five years	4,554	4,545
Due after five years through ten years	2,000	2,000
Due after ten years	39,475	39,475

	$113,217	$113,074

NOTE 4—PROPERTY AND EQUIPMENT

The major classes of property and equipment, at cost, as of December 31, 2005 and December 30, 2006 are as follows:

	December 31, 2005	December 30, 2006
Computer hardware and software	$71,987	$101,985
Building and building improvements	41,085	43,842
Furniture, warehouse and office equipment, and other	16,703	21,698
Land	7,663	7,889
Leasehold improvements	997	1,333
Capitalized lease	1,692	1,692
Construction in progress	295	689

	140,422	179,128
Less: Accumulated depreciation	(52,571)	(72,924)

Property and equipment, net	$87,851	$106,204

During fiscal 2006, the Company received a government economic development grant of $3,000 related to the purchase of its corporate headquarters. The cost basis of the Company’s building and building improvements was reduced by the full amount of this grant.

The Company’s net investment in capital leases, which consist of computer hardware, was $751 as of December 30, 2006 and $1,177 as of December 31, 2005. Interest expense recorded on the capital leases was $44 for fiscal 2006, $76 for fiscal 2005 and $65 for fiscal 2004.

Depreciation and amortization is shown as a separate line item on the Consolidated Statement of Operations. Accordingly, cost of revenues is exclusive of depreciation and amortization.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

NOTE 5—ACQUISITIONS

In fiscal 2005, the Company acquired an irrevocable right that conveyed the voting and economic rights to shares representing 51% of the outstanding shares in Aspherio S.L., now known as GSI Commerce Europe, S. L. (“GSI Europe”), a Barcelona, Spain-based provider of outsourced e-commerce solutions, for approximately $578, including acquisition expenses. In fiscal 2006, the Company acquired outright all of the outstanding shares in GSI Europe. The remaining purchase price was $2,629 in cash, and pursuant to its agreement with the shareholders of GSI Europe, the Company elected to deliver 82,638 shares of GSI common stock (valued at $15.73 per share) in lieu of $1,300 in cash.

Pursuant to SFAS 141, “Business Combinations,” the GSI Europe acquisition was accounted for under the purchase method of accounting with the Company’s proportionate interest in the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired recorded as goodwill. The allocation of the purchase price over the estimated fair value of the tangible and identifiable intangible assets acquired resulted in $4,333 recorded as goodwill, of which $3,854 was recorded in fiscal 2006. Pro forma disclosures related to this acquisition are not included as such disclosures are not material.

In fiscal 2006, the Company purchased the remaining minority interest of a joint venture for $3,220, including direct acquisition expenses. The joint venture was created in fiscal 2003 and was party to certain of the Company’s contracts. The purchase price was allocated to the identifiable intangible assets acquired, and resulted in a $2,140 intangible asset, which is being amortized on a straight-lined basis over its useful life of seventeen months. The amortization expense recognized in fiscal 2006 was $378. Future amortization expense for the intangible asset is estimated to be $1,511 for fiscal 2007 and $251 for fiscal 2008.

NOTE 6—LONG-TERM DEBT AND CREDIT FACILITY

The following table summarizes the Company’s long-term debt as of:

	December 31, 2005	December 30, 2006
Convertible notes	$57,500	$57,500
Notes payable	12,803	12,994
Capital lease obligation	798	329
Other	130	43

	71,231	70,866
Less: Current portion of notes payable	(152)	(162)
Less: Current portion of capital lease obligation	(468)	(329)
Less: Other	(17)	(19)

	$70,594	$70,356

Convertible Notes

On June 1, 2005, the Company completed a public offering of $57.5 million aggregate principal amount of 3% convertible unsecured notes (“notes”) due June 1, 2025, raising net proceeds of approximately $55.0 million, net of approximately $2.5 million of underwriter’s discount and debt issuance costs. The underwriter’s discount and debt issuance costs are being amortized into interest expense using the straight-line method which approximates the effective interest method. The convertible unsecured notes bear interest at 3%, payable semi-annually on June 1 and December 1.

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

The estimated fair market value of the convertible notes was $72,666 as of December 30, 2006 based on quoted market prices.

Note Payable

In fiscal 2004, a wholly-owned subsidiary of the Company entered into an agreement to purchase a new corporate headquarters in King of Prussia, Pennsylvania, together with an option to purchase an additional parcel of land. The purchase price for the building was $17,000. In connection with the purchase of the corporate headquarters, a wholly-owned subsidiary of the Company entered into a $13,000 mortgage note collateralized by a first lien on substantially all of the assets of that subsidiary, which have a carrying value of $18,810. The mortgage note has a term of ten years and six months, and bears interest at 6.32% per annum. The Company, in accordance with the terms of the mortgage note, provided a letter of credit in the amount of $3,000 as additional security and in fiscal 2005 completed initial capital improvements to the building reducing the letter of credit to $1,000 in accordance with the terms of the mortgage note. In connection with the credit facility, described more fully below, the Company is required to pledge $1,000 of its cash equivalents as collateral for the letter of credit. This collateral is classified as restricted cash and included in other assets, net on the balance sheet as of December 30, 2006. The letter of credit may be reduced further to $500 if the Company has positive income for fiscal years 2006, 2007 and 2008.

The Company recorded interest expense related to the note of $816 for fiscal 2006, $825 for fiscal 2005 and $473 for fiscal 2004.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

The estimated fair market value of the note payable approximated its carrying value as of December 30, 2006 and December 31, 2005 based on similar instruments.

Credit Facility

In December 2006, the Company entered into a $5,000 one-year unsecured revolving credit facility with a bank. The credit facility also provides for the issuance of up to $5,000 of letters of credit, which is included in the $5,000 available under the credit facility. The Company may elect to have amounts outstanding under the credit facility bear interest at a LIBOR rate plus an applicable margin of 1.25% to 2.00% or the prime rate minus an applicable margin of up to 0.75%. The applicable margin is determined by the leverage ratio of funded debt to EBITDA, as defined in the credit facility.

The credit facility contains certain financial and negative covenants which the Company was in compliance with at December 30, 2006.

The Company had $559 of outstanding letters of credit under the credit facility as of December 30, 2006.

NOTE 7—COMMITMENTS AND CONTINGENCIES

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

Operating and capital commitments

The following summarizes the Company’s principal operating and capital commitments as of December 30, 2006:

	Payments due by fiscal year
	2007	2008	2009	2010	2011	Thereafter	Total
Operating lease obligations(1)	$4,846	$5,140	$3,950	$3,182	$1,713	$9,748	$28,579
Purchase obligations(1)	70,485	—	—	—	—	—	70,485
Advertising and media agreements(1)	330	—	—	—	—	—	330
Partner revenue share payments(1)	14,427	19,450	20,500	14,050	—	—	68,427
Debt interest(1)	2,684	2,523	2,509	2,497	1,478	10,977	22,668
Debt obligations	181	191	400	57,696	209	11,860	70,537
Capital lease obligations	329	—	—	—	—	—	329

Total	$93,282	$27,304	$27,359	$77,425	$3,400	$32,585	$261,355

(1)	Not required to be recorded in the Consolidated Balance Sheet as of December 30, 2006, which is in accordance principles generally accepted in the United States of America.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

The Company leases a customer contact center, fulfillment centers, office facilities and certain fixed assets under non-cancelable operating leases. Rent expense under operating lease agreements was $4,602 for fiscal 2006, $2,730 for fiscal 2005 and $2,019 for fiscal 2004. Certain of these leases contain customary renewal and extension provisions.

NOTE 8—STOCKHOLDERS’ EQUITY

Preferred Stock:

Under the Company’s Certificate of Incorporation, the maximum number of authorized shares of preferred stock, $.01 par value, is 4,990,000. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation and conversion and redemption rights. No preferred stock was issued or outstanding for fiscal 2005 or fiscal 2006.

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

Stockholders Right Plan

On April 2, 2006, the Board of Directors authorized 95 shares of Series A Junior Preferred Stock (“Series A”) and declared a dividend distribution of one right (a “Right”) for each outstanding share of common stock to the stockholders of record on the close of business on April 14, 2006. Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share of Series A, at a price of $85 per unit, subject to adjustment. However, the Rights are not exercisable unless certain events occur, such as a person or group acquiring or obtaining the right to acquire, or making a tender offer or exchange offer for, beneficial ownership of 20% or more of the Company’s outstanding common stock (or, in the case of any stockholder that as of April 2, 2006 beneficially owned 19% or more of the Company’s outstanding shares of common stock, 25.1% or more). Subject to certain exceptions, upon exercise of the Right, each holder of a Right will have the right to receive shares of the Company’s common stock, or other consideration, having a value equal to two times the exercise price of the Right. Additionally, at certain times, the Company has the right to redeem the Rights in whole, but not in part, at a price of $.001 per Right. The description and terms of the Rights are set forth in a Rights Agreement, dated April 2, 2006. The Rights will expire on April 14, 2016, unless the Rights are earlier redeemed or exchanged in accordance with the terms of the Rights Agreement. As of December 30, 2006, no Series A shares are issued or outstanding.

NOTE 9—STOCK AWARDS

The Company currently maintains the 2005 Equity Incentive Plan (“the Plan”) which provides for the grant of equity to certain employees, directors and other persons. As of December 30, 2006, 1,207,483 shares of common stock were available for future grants under the Plan. The equity awards granted under the Plan generally vest at various times over periods ranging up to five years and have terms of up to ten years after the

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

date of grant, unless the optionee’s service to the Company is interrupted or terminated. Stock appreciation rights (“SARs”) may be granted under the Plan either alone or in tandem with stock options. No SARs have been granted to date under the plan.

Stock Options and Warrants

The following table summarizes the stock option activity for fiscal 2006:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	6,145	$9.82
Granted	—	—
Exercised	(940)	$8.90
Forfeited/Cancelled	(221)	$10.04

Outstanding at December 30, 2006	4,984	$9.97	5.82	$44,023

Vested and expected to vest at December 30, 2006	4,927	$9.97	5.81	$43,272

Exercisable at December 30, 2006	4,552	$9.99	5.71	$40,139

During fiscal 2004 and 2005, the Company granted to employees options to purchase an aggregate of 768 and 1,378 shares of the Company’s common stock at a weighted average fair value at grant date of $10.52 and $14.17. The total intrinsic value of options exercised was $7,504 for fiscal 2006, $8,471 for fiscal 2005 and $4,571 for fiscal 2004, as determined as of the date of exercise. Cash proceeds from options exercised during fiscal 2006 were $8,366. The total stock-based compensation cost recognized for stock options was $1,660 for fiscal 2006, ($397) for fiscal 2005 and $1,791 for fiscal 2004. As of December 30, 2006, there was approximately $660 of unrecognized pre-tax compensation cost, net of forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 0.8 years.

During fiscal 2006, the Company extended the post termination exercise period of 132 fully vested share options for one employee. As a result of that modification, the Company recognized additional stock-based compensation of $100.

The following table summarizes the warrant activity for fiscal 2006:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	815	$7.71
Granted	—	—
Exercised	(305)	$6.05
Forfeited/Cancelled	(207)	$16.87

Outstanding at December 30, 2006	303	$3.09	3.30	$4,740

Vested and expected to vest at December 30, 2006	303	$3.09	3.30	$4,740

Exercisable at December 30, 2006	103	$4.25	1.43	$1,490

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

During fiscal 2004, the Company granted 12 warrants at a weighted average fair value at grant date of $9.31. No warrants were granted or issued by the Company during fiscal 2006 or fiscal 2005. The total intrinsic value of warrants exercised was $2,281 for fiscal 2006, $0 for fiscal 2005 and $0 for fiscal 2004, as determined as of the date of exercise. Cash proceeds from warrant exercises during fiscal 2006 were $1,800.

Restricted Stock Units

The Company also has issued restricted stock units to certain employees. The grant-date fair value of restricted stock units is based on the market price of the stock, and compensation cost is amortized to expense on a straight-line basis over the vesting period during which employees perform services.

The following summarizes the restricted stock unit activity for fiscal 2006:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested shares at December 31, 2005	303	$14.82
Granted	949	$14.83
Vested	(84)	$13.90
Forfeited/Cancelled	(104)	$14.80

Nonvested shares at December 30, 2006	1,064	$14.90	$19,938

During fiscal 2005, the Company granted to employees restricted stock units to purchase an aggregate of 325 shares of the Company’s common stock at a weighted average fair value at grant date of $14.72. No restricted stock units were granted by the Company during fiscal 2004.

The total intrinsic value of restricted stock units that vested was $1,164 for fiscal 2006, $264 for fiscal 2005 and $0 for fiscal 2004. The total stock-based compensation cost for restricted stock units was $3,242 for fiscal 2006, $1,023 for fiscal 2005 and $0 for fiscal 2004. As of December 30, 2006, there was approximately $8,671 of unrecognized pre-tax compensation cost, net of forfeitures, related to nonvested stock units, which is expected to be recognized over a weighted average remaining period of approximately 2.7 years.

During fiscal 2006, the Company accelerated the vesting period of 39 restricted stock units. As a result of that modification, the Company recognized additional stock-based compensation expense of $504.

Restricted Stock Awards

The Company also has issued restricted stock awards to certain employees. The grant-date fair value of restricted stock awards is based on the market price of the stock, and compensation cost is amortized to expense on a straight-line basis over the vesting period during which employees perform services.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

The following summarizes the restricted stock award activity for fiscal 2006:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested shares at December 31, 2005	19	$9.47
Granted	—	$—
Vested	(6)	$9.47
Forfeited/Cancelled	(3)	$9.31

Nonvested shares at December 30, 2006	10	$9.51	$184

No restricted stock awards were granted during fiscal 2005. During fiscal 2004, the Company granted to employees restricted stock awards to purchase an aggregate of 25 shares of the Company’s common stock at a weighted average fair value grant date of $9.48.

The total intrinsic value of restricted stock awards that vested was $85 for fiscal 2006, $111 for fiscal 2005 and $0 for fiscal 2004. The total stock-based compensation cost recognized for restricted stock awards was $49 for fiscal 2006, $60 for fiscal 2005 and $47 for fiscal 2004. As of December 30, 2006, there was approximately $81 of unrecognized pre-tax compensation cost, net of forfeitures, related to nonvested stock awards, which is expected to be recognized over a weighted average remaining period of approximately 1.6 years.

The tax benefit recorded for stock-based compensation for stock options, restricted stock units and restricted stock awards was $2,679 for fiscal 2006.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

NOTE 10—INCOME TAXES

The income (loss) before income taxes and the related benefit from income taxes were as follows:

	Fiscal Year Ended
	January 1, 2005	December 31, 2005	December 30, 2006
Income (loss) before income taxes:
Domestic	$(337)	$3,020	$9,750
Foreign	—	—	(45)

Total	$(337)	$3,020	$9,705

Provision for income taxes:
Current:
Federal	$—	$—	$441
State	—	302	438
Foreign	—	19	—

Total Current	$—	$321	$879

Deferred:
Federal	$—	$—	$(42,035)
State	—	—	(2,572)
Foreign	—	—	—

Total Deferred	$—	$—	$(44,607)

Total:
Federal	$—	$—	$(41,594)
State	—	302	(2,134)
Foreign	—	19	—

Total	$—	$321	$(43,728)

For fiscal 2004, the Company had no provision or benefit for federal, state and foreign income taxes.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

The significant components of net deferred tax assets and liabilities as of December 31, 2005 and December 30, 2006 consisted of the following:

	December 31, 2005	December 30, 2006
Deferred tax assets:
Net operating loss carryforwards	$179,332	$150,380
Alternative minimum tax credits	—	441
Deferred revenue	2,681	5,283
Employee benefits	439	97
Inventory	1,042	1,167
Property and equipment, net	649	—
Provision for doubtful accounts	1,764	341
Allowance for sales returns	—	2,568
Stock-based compensation	—	1,502
Investment impairment and losses	—	1,103
Amortization	—	1,011
Other	—	815

Gross deferred tax assets	185,907	164,708
Deferred tax liabilities	—	(2,132)

Net deferred tax assets and liabilities	185,907	162,576
Valuation allowance	(185,907)	(115,381)

Net deferred tax asset	$—	$47,195

Until the fourth quarter of fiscal 2006, in the opinion of management, the Company was not certain of the realization of its deferred tax assets. Thus, a valuation allowance had been provided against federal and state deferred tax assets. In the fourth quarter of fiscal 2006, the Company evaluated the need for a full valuation allowance and concluded that a portion of the valuation allowance should be reduced. The Company determined that it is more likely than not that it will realize the benefit of a portion of these deferred tax assets. This was based primarily on the Company’s earnings history over the prior three years as well as expected future taxable income. In fiscal 2006, the Company recorded a tax benefit of $43,728, resulting primarily from the removal of a portion of the valuation allowance.

In fiscal 2006, there was an excess tax benefit generated from stock-based compensation under FAS 123(R) that was utilized to offset taxable income. The tax benefit from this deduction increased additional paid-in capital by $2,679 rather than offsetting tax expense. With respect to net operating loss carryforwards and fiscal year 2006 excess tax benefits under FAS 123(R), the Company has elected to track the use of net operating losses as they are tracked under tax law.

As of December 30, 2006, the Company had available net operating loss carryforwards of approximately $417,742 which expire in the years 2011 through 2025. The Company will continue to monitor all available evidence related to its ability to utilize its remaining valuation allowance. Approximately $21,593 of the federal net operating loss carryforwards relate to deductions generated by stock-based compensation and the tax benefit of these deductions when realized will increase equity.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

As defined by Section 382 of the Internal Revenue Code (“Section 382”), generally, upon a change of control, a company is subject to limitations on its ability to use its pre-change of control net operating losses and certain built-in losses and deductions to offset taxable income in future years. The amount of pre-change of control net operating losses that can be utilized in any post-change of control tax year is limited to the product of the value of the company immediately before the change of control, multiplied by the long-term tax-exempt interest rate that is published by the IRS, in effect at the time the change of control occurs (“Section 382 Limitation”). Any portion of these limited net operating losses not used in a particular year may be carried to subsequent years until such time as another change of control occurs or the net operating losses expire unused (based on the original expiration date). There is no limitation, under Section 382, on the use of post-change of control net operating losses unless another change of control occurs at which point the pre-change of control Section 382 Limitation amount would either remain the same, or be reduced if the company’s value had declined since the previous change of control. The Company has in previous years incurred a change of control. The Company expects that federal net operating losses of approximately $231,469 will expire as a result of the Section 382 limitation.

The differences between the statutory federal income tax rate and the effective income tax rate are provided in the following reconciliation:

	Fiscal Year Ended
	January 1, 2005	December 31, 2005	December 30, 2006
Statutory federal income tax rate	-34.0%	34.0%	35.0%
Increase (decrease) in taxes resulting from:
Valuation allowance	33.4%	-34.0%	-427.5%
State taxes	—	10.0%	-14.3%
Effect of federal rate change	—	—	-46.5%
Other	0.6%	0.6%	2.7%

Effective income tax rate	0.0%	10.6%	-450.6%

NOTE 11—INCOME (LOSS) PER SHARE

Basic net income (loss) per share for all periods has been computed in accordance with SFAS 128, “Earnings per Share.” Basic and diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the fiscal year.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

The amounts used in calculating income (loss) per share data are as follows:

	Fiscal Year Ended
	January 1, 2005	December 31, 2005	December 30, 2006
Net income (loss) for basic earnings per share	$(337)	$2,699	$53,701
Effect of convertible notes	—	—	2,008

Net income (loss) as adjusted for diluted earnings per share	$(337)	$2,699	$55,709

Weighted average shares outstanding — basic	41,073	43,216	45,174

Net income (loss) per common share — basic	$(0.01)	$0.06	$1.19

Dilutive effect of stock units and awards	—	39	165
Dilutive effect of stock options and warrants	—	2,066	2,056
Dilutive effect of convertible notes	—	—	3,229

Weighted average shares outstanding — diluted	41,073	45,321	50,624

Net income (loss) per common share — diluted:	$(0.01)	$0.06	$1.10

The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on net income (loss) per share would have been anti-dilutive:

	Fiscal Year Ended
	January 1, 2005	December 31, 2005	December 30, 2006
Stock units and awards	—	—	17
Stock options and warrants	6,924	492	689
Convertible notes	—	3,229	—

	6,924	3,721	706

NOTE 12—MAJOR SUPPLIERS/ECONOMIC DEPENDENCY

The Company purchased inventory from one supplier amounting to $81,331 or 28.6% of total inventory purchased during fiscal 2006, $90,076 or 40.0% of total inventory purchased during fiscal 2005 and $80,430 or 43.1% of total inventory purchased during fiscal 2004.

For fiscal 2006, sales to customers through one of the Company’s partner’s e-commerce businesses accounted for 14.9% of its revenue, sales through another one of the Company’s partner’s e-commerce businesses accounted for 13.9% of the Company’s revenue, and sales through the Company’s top five partner’s e-commerce businesses accounted for 52.9% of the Company’s revenue. For fiscal 2005, sales to customers through one of the Company’s partner’s e-commerce businesses accounted for 25.6% of its revenue, sales through another one of the Company’s partner’s e-commerce businesses accounted for 12.8% of the Company’s revenue, and sales through the Company’s top five partner’s e-commerce businesses accounted for 61.3% of the Company’s revenue. For fiscal 2004, sales to customers through one of the Company’s partner’s e-commerce businesses accounted for 26.5% of the Company’s revenue, sales to customers through another one of the Company’s partner’s e-commerce businesses accounted for 13.1% of the Company’s revenue, and sales through the Company’s top five partner’s e-commerce businesses accounted for 62.3% of the Company’s revenue.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

No other supplier amounted to more than 10% of total inventory purchased for any period presented, nor did any one customer account for more than 10% of net revenues for any period presented.

NOTE 13—SEGMENTS

The Company has one reportable segment: e-commerce solutions. The Company provides e-commerce solutions that enable retailers, branded manufacturers, entertainment companies and professional sports organizations to operate e-commerce businesses. The Company provides solutions for its partners through its integrated e-commerce platform, which is comprised of three components—technology, logistics and customer care, and marketing services. Through the Company’s integrated e-commerce platform, it provides an e-commerce engine, Web store management tools, Web infrastructure and hosting, order management and processing, reporting and analytics, fulfillment and drop shipping, customer care, buying, user experience and design, content creation, online marketing, and e-mail marketing. The Company currently derives virtually all of its revenues from the sales of products by the Company through its partners’ e-commerce businesses and service fees earned by the Company in connection with the development and operation of its partner’s e-commerce businesses. Substantially all of the Company’s net revenues, operating results, and assets are in the United States.

NOTE 14—RELATED PARTY TRANSACTIONS

Interactive Technology Holdings, LLC (“ITH”), a joint venture of Comcast Corporation and QVC, Inc., owned 10,798 shares of the Company’s common stock and warrants to purchase 300 shares of the Company’s common stock, which accounted for approximately 26.0% of the Company’s outstanding common stock as of January 1, 2005. On January 31, 2005, ITH effected a distribution of all of its assets, including shares of GSI common stock, to entities affiliated with Comcast and QVC. As of December 30, 2006, an entity affiliated with QVC and its parent company Liberty Media Corporation beneficially owned approximately 20.2% of the Company’s outstanding common stock. M. Jeffrey Branman, one of the Company’s directors, was the President of Interactive Technology Services, which served as financial advisor to ITH through its dissolution.

In 2000, the Company entered into a website development and distribution agreement with iQVC, a division of QVC, Inc., pursuant to which the Company provides technology, procurement and fulfillment services for QVC, including selling sporting goods, recreational and/or fitness related equipment and related products, apparel and footwear to QVC for resale through the QVC Web site. The Company recognized net revenues on sales to this related party of $1,843 for fiscal 2004, $1,138 for fiscal 2005 and $843 for fiscal 2006 under this Web site development and distribution agreement. The terms of these sales are comparable to those with other similar partners. The amount included in accounts receivable related to these sales was $36 as of December 31, 2005 and $0 as of December 30, 2006.

In fiscal 2003, the Company entered into a services agreement with QVC pursuant to which QVC provided shipping services to the Company in exchange for fees. The fees charged to us by QVC were determined through arms-length negotiations. The Company incurred fees of $1,061 for fiscal 2004, $17 for fiscal 2005 and $0 for fiscal 2006. Of those fees $1,009 for fiscal 2004, $13 for fiscal 2005, and $0 for fiscal 2006 related directly to products shipped and was charged to cost of revenues from product sales, and $52 for fiscal 2004, $4 for fiscal 2005, and $0 for fiscal 2006 related to professional services provided and was charged to sales and marketing expense. This agreement terminated effective April 3, 2005.

In exchange for Rustic Canyon forfeiting its right to designate one member to the Company’s Board, on June 26, 2004, the Company granted to Rustic Canyon a warrant to purchase 12.5 shares of the Company’s common stock with a term of five years and an exercise price of $9.31 per share. The fair value of the warrant

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except per share data)

was estimated on the date of grant using the Black-Sholes multiple option pricing model and the Company recorded $89 of stock-based compensation expense, relating to the warrant.

The Company entered into an agreement as of December 20, 2005 with Interactive Commerce Partners LLC (“ICP”), for certain financial advisory services in connection with its evaluation of two proposed transactions: a proposed acquisition and a proposed strategic relationship. M. Jeffrey Branman, one of the Company’s directors, is President and owner of ICP. Under the agreement, the Company agreed to pay ICP $450 upon the successful consummation of the proposed acquisition and $50 upon the successful consummation of the proposed strategic relationship. On February 3, 2006, the Company’s agreed to pay ICP $350 in connection with the proposed acquisition that the Company chose not to pursue. ICP also earned $50 upon the successful completion of the strategic relationship in the first quarter of fiscal 2006. The Company accrued and expensed $350 in fiscal 2005 and paid $400 in fiscal 2006.

NOTE 15—QUARTERLY RESULTS (UNAUDITED)

The following tables contain selected unaudited Statement of Operations information for each quarter of fiscal 2005 and 2006. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	For the Fiscal Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$91,358	$91,874	$84,906	$172,254
Gross profit	$33,771	$34,435	$34,182	$74,175
Net income (loss)	$(1,554)	$(2,945)	$(4,540)	$11,738
Income (loss) per share — basic (1)	$(0.04)	$(0.07)	$(0.10)	$0.26
Income (loss) per share — diluted (1)	$(0.04)	$(0.07)	$(0.10)	$0.25
Weighted average shares outstanding — basic	41,662	42,551	44,203	44,450
Weighted average shares outstanding — diluted	41,662	42,551	44,203	49,781

(1)	The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

	For the Fiscal Year Ended December 30, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$114,243	$119,628	$118,475	$257,207
Gross profit	$47,177	$46,592	$57,664	$126,868
Net income (loss)	$(4,371)	$(3,581)	$(6,215)	$67,868
Income (loss) per share — basic (1)	$(0.10)	$(0.08)	$(0.14)	$1.49
Income (loss) per share — diluted (1)	$(0.10)	$(0.08)	$(0.14)	$1.33
Weighted average shares outstanding — basic	44,680	44,993	45,344	45,679
Weighted average shares outstanding — diluted	44,680	44,993	45,344	51,285

(1)	The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

During the fourth quarter of fiscal 2006, the Company recorded an income tax benefit of $43,579 from the reduction of a valuation allowance for deferred tax assets