Form 10-Q
period 2007-03-31
GSI COMMERCE INC
filed 2007-05-09
CIK 828750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007 or

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

There were 46,364,648 shares of the registrant’s Common Stock outstanding as of the close of business on May 2, 2007.

GSI COMMERCE, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2007

Our fiscal year ends on the Saturday nearest to the last day of December. Accordingly, references to fiscal 2003, fiscal 2004, fiscal 2005, fiscal 2006 and fiscal 2007 refer to the years ended January 3, 2004, January 1, 2005, December 31, 2005, December 30, 2006 and the year ending December 29, 2007.

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

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	December 30, 2006	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$71,382	$25,671
Marketable securities	113,074	108,335
Accounts receivable, net of allowance of $1,078 and $ 838	38,681	26,314
Inventory	46,816	41,962
Deferred tax assets	10,403	10,905
Prepaid expenses and other current assets	6,409	5,594

Total current assets	286,765	218,781

Property and equipment, net	106,204	118,241
Goodwill	17,786	17,786
Equity investments and other	2,435	2,435
Long-term deferred tax assets	36,792	37,719
Other assets, net of accumulated amortization of $12,367 and $13,349	13,575	12,753

Total assets	$463,557	$407,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76,553	$33,563
Accrued expenses and other	72,740	48,670
Deferred revenue	11,790	13,887
Current portion—long-term debt and other	510	1,121

Total current liabilities	161,593	97,241

Convertible notes	57,500	57,500
Long-term debt	12,856	20,039
Deferred revenue and other	3,901	3,527

Total liabilities	235,850	178,307
Commitments and contingencies (Note 6)	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value, 4,990,000 shares authorized; 0 shares issued and outstanding as of December 30, 2006 and March 31, 2007	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 45,878,527 and 46,306,001 shares issued as of December 30, 2006 and March 31, 2007, respectively; 45,878,324 and 46,305,798 shares outstanding as of December 30, 2006 and March 31, 2007, respectively	458	463
Additional paid in capital	347,676	351,648
Accumulated other comprehensive loss	(97)	(28)
Accumulated deficit	(120,330)	(122,675)

Total stockholders’ equity	227,707	229,408

Total liabilities and stockholders’ equity	$463,557	$407,715

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	April 1, 2006	March 31, 2007
Revenues:
Net revenues from product sales	$91,657	$108,750
Service fee revenues	22,586	37,533

Net revenues	114,243	146,283
Cost of revenues from product sales	67,066	76,802

Gross profit	47,177	69,481

Operating expenses
Sales and marketing, inclusive of $1,309 and $557 of stock-based compensation	30,713	44,174
Product development, inclusive of $192 and $ 288 of stock-based compensation	8,403	13,738
General and administrative, inclusive of $422 and $752 of stock-based compensation	7,397	9,411
Depreciation and amortization	4,516	6,924

Total operating expenses	51,029	74,247

Loss from operations	(3,852)	(4,766)

Other (income) expense:
Interest expense	778	842
Interest income	(1,490)	(1,944)
Other (income) expense	(150)	15
Impairment on investment	1,647	—

Total other (income) expense	785	(1,087)

Loss before income taxes	(4,637)	(3,679)
Provision (benefit) for income taxes	2	(1,334)

Net loss before cumulative effect of change in accounting principle	(4,639)	(2,345)
Cumulative effect of change in accounting principle	268	—

Net loss	$(4,371)	$(2,345)

Basic and diluted loss per share:
Prior to cumulative effect of change in accounting principle	$(0.11)	$(0.05)

Cumulative effect of change in accounting principle	$0.01	$—

Net loss	$(0.10)	$(0.05)

Weighted average shares outstanding—basic and diluted	44,680	45,999

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	April 1, 2006	March 31, 2007
Cash Flows from Operating Activities:
Net loss	$(4,371)	$(2,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,516	6,924
Stock-based compensation	1,923	1,597
Loss on investment	1,647	—
Loss on disposal of equipment	55	46
Deferred tax assets	—	(1,402)
Cumulative effect of change in accounting principle	(268)	—
Changes in operating assets and liabilities:
Accounts receivable, net	5,182	12,393
Inventory	3,272	4,855
Prepaid expenses and other current assets	(222)	815
Other assets, net	146	303
Accounts payable and accrued expenses and other	(32,016)	(68,826)
Deferred revenue	(412)	1,567

Net cash used in operating activities	(20,548)	(44,073)

Cash Flows from Investing Activities:
Payments for acquisitions of businesses, net of cash acquired	(2,629)	—
Cash paid for property and equipment, including internal use software	(3,721)	(9,556)
Proceeds from government grant related to corporate headquarters	2,925	—
Other deferred cost	41	—
Cash paid for equity investment	(2,408)	—
Purchases of marketable securities	(63,405)	(56,279)
Sales of marketable securities	71,975	60,950

Net cash provided by (used in) investing activities	2,778	(4,885)

Cash Flows from Financing Activities
Repayments of capital lease obligations	(152)	(123)
Repayments of mortgage note	(55)	(47)
Proceeds from exercise of common stock options	2,029	3,402

Net cash provided by financing activities	1,822	3,232

Effect of exchange rate changes on cash and cash equivalents	5	15

Net decrease in cash and cash equivalents	(15,943)	(45,711)
Cash and cash equivalents, beginning of period	48,361	71,382

Cash and cash equivalents, end of period	$32,418	$25,671

Supplemental Cash Flow Information
Cash paid during the period for interest	$422	$295
Cash paid during the period for income taxes	5	564
Noncash Investing and Financing Activities:
Changes in accrual for purchases of property and equipment	(506)	1,077
Equipment financed under capital lease	—	7,964
Common stock issued to finance acquisition	1,300	—

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

This quarterly report should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements presented in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2007.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Deferred partner revenue share charges, resulting from the exercise of a right to receive 1,600 shares of the Company’s common stock in lieu of future cash partner revenue share payments, were $4,098 as of March 31, 2007 and $4,351 as of December 30, 2006. As a result of certain revenue thresholds being achieved in fiscal 2006, the remaining partner revenue share charges related to the exercise of common stock are being amortized on a straight-line basis over the remaining term of the contract. Stock-based compensation expense related to the amortization of deferred partner revenue share charges was $253 for the three-month period ended March 31, 2007 and $1,147 for the three-month period ended April 1, 2006, and is reflected within sales and marketing expenses in the Condensed Consolidated Statements of Operations.

The total prepaid revenue share payments included in other assets were $2,250 as of March 31, 2007 and $2,438 as of December 30, 2006 and are being amortized on a straight-line basis over the remaining term of the contract within sales and marketing expenses in the Condensed Consolidated Statements of Operations.

The underwriter’s discount and issuance costs related to the June 1, 2005 public offering of $57,500 aggregate principal amount of 3% convertible unsecured notes due June 1, 2025 had a cost of $2,589 and a net book value of $1,639 as of March 31, 2007 and $1,769 as of December 30, 2006. The underwriter’s discount and issuance costs are being amortized using the straight-line method which approximates the effective interest method. Total amortization related to the underwriter’s discount and issuance costs, which is reflected as a portion of interest expense, was $130 for the three-month period ended March 31, 2007 and $129 for the three-month period ended April 1, 2006.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Intangible assets net have a cost of $2,468 and a net book value of $1,636 as of March 31, 2007 and $2,027 as of December 30, 2006. Amortization expense for intangible assets was $391 for the three-month period ended March 31, 2007 and $14 for the three-month period ended April 1, 2006. Future amortization expense for intangible assets is estimated to be $1,138 for fiscal 2007 and $251 for fiscal 2008.

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

Revenue Recognition: The Company recognizes revenues from product sales when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Additionally, revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: the delivered item has value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items and delivery of any undelivered item is probable.

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

Sales and Marketing: Sales and marketing expenses include fulfillment costs, customer care costs, credit card fees, partner revenue share charges, net advertising and promotional expenses incurred by the Company on behalf of its partners’ e-commerce businesses, and payroll related to the buying, business management and marketing functions of the Company. Partner revenue share charges are payments made to the Company’s partners in exchange for the use of their brands, the promotion of its partners’ URLs, Web sites and toll-free telephone numbers in their marketing and communications materials, the implementation of programs to provide incentives to customers to shop through the e-commerce businesses that the Company operates for its partners and other programs and services provided to the customers of the e-commerce businesses that the Company operates for its partners, net of amounts reimbursed to the Company by its partners. Partner revenue share charges were $6,130 for the three-month period ended March 31, 2007, and $3,483 for the three-month period ended April 1, 2006.

Shipping and Handling Costs: The Company defines shipping and handling costs as only those costs incurred for a third-party shipper to transport products to the customer and these costs are included in cost of revenues from product sales to the extent of shipping revenue. In some instances, shipping and handling costs exceed shipping charges to the customer and are subsidized by the Company. Additionally, the Company selectively offers promotional free shipping whereby it ships merchandise to customers free of all shipping and handling charges. The cost of promotional free shipping and subsidized shipping and handling was $1,465 for the three-month period ended March 31, 2007, and $1,141 for the three-month period ended April 1, 2006 and is included in sales and marketing expenses in the Condensed Consolidated Statements of Operations.

Fulfillment Costs: The Company defines fulfillment costs as personnel, occupancy and other costs associated with its fulfillment centers, personnel and other costs associated with its logistical support and vendor operations departments and third-party warehouse and fulfillment services costs. Fulfillment costs were $11,171 for the three-month period ended March 31, 2007, and $8,104 for the three-month period ended April 1, 2006, and are included in sales and marketing expenses in the Condensed Consolidated Statements of Operations.

Advertising: The Company expenses the cost of advertising, which includes online marketing fees, media, agency and production expenses, in accordance with the AICPA Accounting Standards Executive Committee’s Statement of Position (“SOP”) 93-7, “Reporting on Advertising Costs” (“SOP 93-7”). Advertising production costs are expensed the first time the advertisement runs. Online marketing fees and media (television, radio and print) placement costs are expensed in the month the advertising appears. Agency fees are expensed as incurred. Advertising and promotional expenses are net of amounts reimbursed to the Company by its partners. Advertising costs were $3,843 for the three-month period ended March 31, 2007, and $2,564 for the three-month period ended April 1, 2006, and are included in sales and marketing expenses in the Condensed Consolidated Statements of Operations.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Catalog Costs: Direct response advertising consists primarily of creative design, paper, printing, postage, and mailing costs, which are capitalized and amortized over the expected future revenue stream, which is generally a period not exceeding six months. The Company accounts for catalog costs in accordance with SOP 93-7, which requires that the amortization of capitalized advertising costs be based upon the ratio of actual revenues to the total of actual and estimated future revenues on an individual catalog basis. Deferred catalog costs included in prepaid expenses and other current assets were $6 as of March 31, 2007 and $592 as of December 30, 2006. Catalog costs were $832 three-month period ended March 31, 2007, and $314 for the three-month period ended April 1, 2006, and are reflected in sales and marketing expenses in the Condensed Consolidated Statements of Operations.

Stock-Based Compensation: Effective January 1, 2006, the Company adopted SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective approach, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period during which awards are expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of the Company’s common stock and the fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS 123(R) for all unvested options as of January 1, 2006. The estimation of the number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

The adoption of SFAS 123(R) resulted in a cumulative benefit from accounting change of $268 and a decrease in loss per share of $0.01 in the first quarter of fiscal 2006, which reflects the cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted.

Prior to the adoption of SFAS 123(R), the Company presented excess tax benefits resulting from stock-based compensation as operating cash flows within the Condensed Consolidated Statements of Cash Flows. SFAS 123(R) requires that cash flows resulting from the impact of any tax deduction in excess of the recorded tax effects of compensation cost recognized in the financial statements be classified as financing cash inflows within the Condensed Consolidated Statements of Cash Flows. There was no tax benefit resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes for the three-month periods ended March 31, 2007 and April 1, 2006.

Upon adoption of SFAS No. 123(R), the Company elected the alternative transition method for calculating the tax effects of stock-based compensation pursuant to FASB Staff Position SFAS 123(R)-3, “Transition Election to Accounting for the Tax Effects of Share Based Payment Awards” (“SFAS 123(R)-3”). Under SFAS 123(R)-3, the Company determined the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of the employee stock-based compensation “as if” the Company had adopted the recognition provisions of SFAS 123 since its effective date of January 1, 1995. The Company also determined the subsequent impact on the APIC pool and Condensed Consolidated Statements of Cash Flows of the tax effect of employee stock–based compensation awards that were issued after the adoption of SFAS 123(R) and outstanding at the adoption date.

Income Taxes: The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled, and is reflected in the condensed consolidated financial statements in the period of enactment. Valuation allowances are established when necessary to offset deferred tax assets to the amounts expected to be realized.

Effective December 31, 2006, the Company adopted the provisions of Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain position was previously recognized if it was probable of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash within 12 months of the reporting date. See – Note 8 “Income Taxes”.

New Accounting Pronouncements: In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of the adoption of this statement on the Company’s results of operations and financial condition.

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

NOTE 3—CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company had cash and cash equivalents of $25,671 as of March 31, 2007 and $71,382 as of December 30, 2006, and marketable securities of $108,335 as of March 31, 2007 and $113,074 as of December 30, 2006 invested with multiple financial institutions, which are potentially subject to credit risk. The composition of these investments is regularly monitored by management of the Company.

Marketable securities, which consist of investments in various debt securities, are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded as a component of stockholders’ equity. As of March 31, 2007, all securities had dates to maturity of less than two years, except for auction rate securities which have interest reset dates of approximately 30 to 45 days which have maturity dates ranging from one to forty years. The Company classifies all of its available-for-sale securities as current assets, as these securities represent investments available for current corporate purposes. All investments in marketable securities with original maturities of greater than 90 days are accounted for in accordance with SFAS 115. At March 31, 2007 and December 30, 2006, the Company held $73,825 and $73,625, respectively, of investments in auction rate securities classified as available-for-sale. Investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates. Despite the long-term nature of their stated contractual maturities, there is a ready liquid market for these securities based on the interest reset mechanism. All income generated from these marketable securities is recorded as interest income. Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in other (income) expense in the Condensed Consolidated Statements of Operations. There were no realized gains or losses on marketable securities for the three-month periods ended March 31, 2007 and April 1, 2006.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Marketable securities, at estimated fair value, consist of the following:

	December 30, 2006
	Amortized Cost	Net Unrealized Losses	Estimated Fair Value
Auction rate securities	$73,625	$—	$73,625
Corporate bonds	27,888	(70)	27,818
Certificates of deposit	1,500	—	1,500
U.S. government agency securities	10,204	(73)	10,131

	$113,217	$(143)	$113,074

	March 31, 2007
	Amortized Cost	Net Unrealized Losses	Estimated Fair Value
Auction rate securities	$73,825	$—	$73,825
Corporate bonds	20,886	(37)	20,849
Certificates of deposit	3,001	(2)	2,999
U.S. government agency securities	10,704	(42)	10,662

	$108,416	$(81)	$108,335

The Company considered the nature of these marketable securities, which are primarily U.S. government agency securities and corporate bonds, the amount of the unrealized losses relative to the carrying value of the related investments and the duration of the unrealized losses, and concluded that the unrealized losses were not other-than-temporary.

The amortized cost and estimated fair value of investments in marketable securities as of March 31, 2007, by contractual maturity, are as follows:

	Amortized Cost	Estimated Fair Value
Due within one year	$60,912	$60,838
Due after one year through five years	5,504	5,497
Due after five years through ten years	—	—
Due after ten years	42,000	42,000

	$108,416	$108,335

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

NOTE 4—PROPERTY AND EQUIPMENT

The major classes of property and equipment, at cost, as of December 30, 2006 and March 31, 2007 are as follows:

	December 30, 2006	March 31, 2007
Computer hardware and software	$101,985	$108,185
Building and building improvements	43,842	43,902
Furniture, warehouse and office equipment, and other	21,698	22,517
Land	7,889	7,889
Leasehold improvements	1,333	1,557
Capitalized lease	1,692	9,656
Construction in progress	689	3,784

	179,128	197,490
Less: Accumulated depreciation	(72,924)	(79,249)

Property and equipment, net	$106,204	$118,241

During fiscal 2006, the Company received a government economic development grant of $3,000 related to the purchase of its corporate headquarters. The cost basis of the Company’s building and building improvements was reduced by the full amount of this grant.

The Company’s net investment in capital leases, which consist of warehouse equipment and computer hardware, was $8,609 as of March 31, 2007 and $751 as of December 30, 2006. Interest expense recorded on capital leases was $79 for the three months ended March 31, 2007 and $15 for the three months ended April 1, 2006.

Depreciation and amortization is shown as a separate line item on the Condensed Consolidated Statements of Operations. Accordingly, cost of revenues is exclusive of depreciation and amortization.

NOTE 5—LONG-TERM DEBT AND CREDIT FACILITY

The following table summarizes the Company’s long-term debt as of:

	December 30, 2006	March 31, 2007
Convertible notes	$57,500	$57,500
Notes payable	12,994	12,952
Capital lease obligation	329	8,170
Other	43	38

	70,866	78,660
Less: Current portion of notes payable	(162)	(162)
Less: Current portion of capital lease obligation	(329)	(937)
Less: Other	(19)	(22)

	$70,356	$77,539

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Convertible Notes

The Company has outstanding $57.5 million aggregate principal amount of 3% convertible unsecured notes due June 1, 2025. The convertible unsecured notes bear interest at 3%, payable semi-annually on June 1 and December 1.

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

Note Payable

In fiscal 2004, a wholly-owned subsidiary of the Company entered into an agreement to purchase a new corporate headquarters in King of Prussia, Pennsylvania, together with an option to purchase an additional parcel of land. The purchase price for the building was $17,000 and a $13,000 mortgage note was entered into, collateralized by a first lien on substantially all of the assets of that subsidiary. The mortgage note has a term of ten years and six months, and bears interest at 6.32% per annum. The Company, in accordance with the terms of the mortgage note, provided a letter of credit in the amount of $3,000 as additional security and in fiscal 2005 completed initial capital improvements to the building reducing the letter of credit to $1,000 in accordance with the terms of the mortgage note. In connection with the credit facility, described more fully below, the Company is required to pledge $1,000 of its cash equivalents as collateral for the letter of credit. This collateral is classified as restricted cash and included in other assets, net on the Condensed Consolidated Balance Sheets. The letter of credit may be reduced further to $500 if the Company has positive income for fiscal years 2006, 2007 and 2008. The Company recorded interest expense related to the note of $200 for three months ended March 31, 2007 and $202 for the three months ended April 1, 2006.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Capital Lease

Certain of the Company’s warehouse equipment and computer hardware have been acquired under capital leases. Long-term capital lease obligations were as follows:

March 31, 2007
Gross capital lease obligations	$10,080
Less: imputed interest	(1,910)

Total present value of future minimum lease payments	8,170
Less: current portion	(937)

Long-term portion	$7,233

Credit Facility

In fiscal 2006, the Company entered into a $5,000 one-year unsecured revolving credit facility with a bank. The credit facility also provides for the issuance of up to $5,000 of letters of credit, which is included in the $5,000 available under the credit facility. The Company may elect to have amounts outstanding under the credit facility bear interest at a LIBOR rate plus an applicable margin of 1.25% to 2.00% or the prime rate minus an applicable margin of up to 0.75%. The applicable margin is determined by the leverage ratio of funded debt to EBITDA, as defined in the credit facility.

The credit facility contains certain financial and negative covenants which the Company was in compliance with at March 31, 2007 and December 30, 2006. The Company had $294 of outstanding letters of credit under the credit facility as of March 31, 2007.

NOTE 6—COMMITMENTS AND CONTINGENCIES

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Operating and Capital Commitments

The following summarizes the Company’s principal operating and capital commitments as of March 31, 2007:

	Payments due by fiscal year
	2007	2008	2009	2010	2011	Thereafter	Total
Operating lease obligations(1)	$3,997	$5,179	$3,989	$3,221	$1,751	$9,758	$27,895
Purchase obligations(1)	75,059	—	—	—	—	—	75,059
Advertising and media agreements(1)	216	—	—	—	—	—	216
Partner revenue share and other partner agreement payments(1)	10,947	21,881	23,500	17,050	3,000	54,000	130,378
Debt interest(1)	2,592	2,523	2,509	2,497	1,478	10,977	22,576
Debt obligations	141	184	400	57,696	209	11,860	70,490
Capital lease obligations, including interest(1)	915	1,410	1,410	1,410	1,410	3,525	10,080

Total	$93,867	$31,177	$31,808	$81,874	$7,848	$90,120	$336,694

(1)	Not required to be recorded in the Condensed Consolidated Balance Sheets as of March 31, 2007 in accordance with accounting principles generally accepted in the United States of America. Capital lease obligations are recorded in the Condensed Consolidated Balance Sheets, however, the interest payments are not included.

NOTE 7—STOCK AWARDS

The Company currently maintains the 2005 Equity Incentive Plan (“the Plan”) which provides for the grant of equity to certain employees, directors and other persons. As of March 31, 2007, 472 shares of common stock were available for future grants under the Plan. The equity awards granted under the Plan generally vest at various times over periods ranging up to five years and have terms of up to ten years after the date of grant, unless the optionee’s service to the Company is interrupted or terminated. Stock appreciation rights (“SARs”) may be granted under the Plan either alone or in tandem with stock options. No SARs have been granted to date under the plan.

Stock Options and Warrants

The following table summarizes the stock option activity for the three-month period ended March 31, 2007:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 30, 2006	4,984	$9.97
Granted	—	—
Exercised	(348)	$9.80
Forfeited/Cancelled	(4)	$13.94

Outstanding at March 31, 2007	4,632	$9.98	5.50	$58,432

Vested and expected to vest at March 31, 2007	4,591	$9.98	5.49	$57,917

Exercisable at March 31, 2007	4,239	$9.97	5.38	$53,520

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The total intrinsic value of options exercised during the three months ended March 31, 2007 was $3,705 determined as of the date of exercise. Cash proceeds from options exercised during the three months ended March 31, 2007 was $3,402. The total stock-based compensation cost recognized for stock options for the three-month period ended March 31, 2007 was $209 and for the three-month period ended April 1, 2006 was $453.

The following table summarizes the warrant activity for the three-month period ended March 31, 2007:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 30, 2006	303	$3.09
Granted	—	—
Exercised	—	$—
Forfeited/Cancelled	(13)	$5.00

Outstanding at March 31, 2007	290	$3.01	3.20	$5,673

Vested and expected to vest at March 31, 2007	290	$3.01	3.20	$5,673

Exercisable at March 31, 2007	90	$4.15	1.38	$1,655

Restricted Stock Units

The Company also has issued restricted stock units to certain employees. The grant-date fair value of restricted stock units is based on the market price of the stock, and compensation cost is amortized to expense on a straight-line basis over the vesting period during which employees perform services.

The following summarizes the restricted stock unit activity for the three-month period ended March 31, 2007:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested shares at December 30, 2006	1,064	$14.90
Granted	786	$18.75
Vested	(121)	$18.82
Forfeited/Cancelled	(15)	$16.05

Nonvested shares at March 31, 2007	1,714	$19.33	$38,713

The total intrinsic value of restricted stock units vested during the three months ended March 31, 2007 was $2,280 determined based on the grant date fair value. The total stock-based compensation cost recognized for restricted stock units for the three months ended March 31, 2007 was $1,123 and for the three-month period ended April 1, 2006 was $311.

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

No restricted stock award activity took place for the three months ended March 31, 2007. The total stock-based compensation cost recognized for restricted stock awards was $12 for both the three months ended March 31, 2007 and for the three-month period ended April 1, 2006.

NOTE 8—INCOME TAXES

Until fiscal 2006, in the opinion of management, the Company was not certain of the realization of its deferred tax assets. Thus, a valuation allowance had been provided against federal and state deferred tax assets. In fiscal 2006, the Company evaluated the need for a full valuation allowance and concluded that a portion of the valuation allowance should be reduced. The Company determined that it is more likely than not that it will realize the benefit of a portion of these deferred tax assets. This was based primarily on the Company’s earnings history over the prior three years as well as expected future taxable income. In fiscal 2006, the Company recorded a tax benefit of $43,728, resulting primarily from the removal of a portion of the valuation allowance.

The Company’s tax provision for interim periods was determined using an estimate of its annual effective tax rate which is 38.5% for fiscal 2007. The effective tax rate is higher than the 35% federal statutory tax rate primarily due to state income taxes.

Effective December 31, 2006 the Company adopted the provisions of FIN 48. The total amount of unrecognized tax benefits as of December 30, 2006 was $437. As a result of the adoption of FIN 48, the Company did not recognize any cumulative effect to retained earnings for unrecognized tax benefits. The Company recognizes interest and penalties related to its tax contingencies as income tax expense. Included in the Company’s unrecognized tax benefits as of December 30, 2006, the Company had accrued $25 in interest and penalties. There have been no material changes to unrecognized tax benefits or accrued interest and penalties as of March 31, 2007. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rates as of the date of adoption is $284. The Company’s federal income tax returns for 2003 through 2006 are open tax years and are subject to examination by the Internal Revenue Service. While the statute of limitations has expired on prior years’ tax returns, the IRS is able to adjust the net operating loss generated in those years until the statute of limitations expires on the tax return when those net operating losses are utilized. There are no current or pending state tax audits. The Company does not believe that there will be any material changes to unrecognized tax positions over the next 12 months.

NOTE 9—LOSS PER SHARE

Basic net loss per share for all periods has been computed in accordance with SFAS 128, “Earnings per Share.” Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the fiscal year.

The amounts used in calculating loss per share data are as follows:

	Three Months Ended
	April 1, 2006	March 31, 2007
Net loss for basic and diluted earnings per share	$(4,371)	$(2,345)

Weighted average shares outstanding—basic and diluted	44,680	45,999

Net loss per common share—basic and diluted	$(0.10)	$(0.05)

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on net loss per share would have been anti-dilutive:

	Three Months Ended
	April 1, 2006	March 31, 2007
Stock units and awards	871	1,724
Stock options and warrants	6,628	4,922
Convertible notes	3,229	3,229

	10,728	9,875

The potential number of common shares and dilution from the Company’s Series A Junior Participating Preferred Stock from its Stockholders Right Plan cannot be determined because these shares are not exercisable unless certain future contingent events occur.

NOTE 10—COMPREHENSIVE LOSS

	Three Months Ended
	April 1, 2006	March 31, 2007
Net loss	$(4,371)	$(2,345)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	(13)	67
Unrealized gain on equity investment	223	—
Add: reclassification adjustment for losses realized in net income	1,647	—
Other	—	2

Other comprehensive income	1,857	69

Comprehensive loss	$(2,514)	$(2,276)

NOTE 11—MAJOR SUPPLIERS/ECONOMIC DEPENDENCY

The Company purchased inventory from one supplier amounting to $16,681 or 30.9% of total inventory purchased during the three-month period ended April 1, 2006 and $14,273 or 25.4% of total inventory purchased during the three-month period ended March 31, 2007. No other supplier amounted to more than 10% of inventory purchased.

No customer accounted for more than 10% of net revenues for any period presented.

NOTE 12—SEGMENTS

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

All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements, as defined under federal securities law. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “opportunity,” “continue,” “project,” “forecast,” “confident,” “prospects,”, “schedule” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on then-current expectations, beliefs, assumptions, estimates and forecasts about our business. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, consumer spending, the financial markets and the industries in which we and our partners operate, changes affecting the Internet, our ability to develop and maintain relationships with strategic partners and suppliers, our ability to timely and successfully develop, maintain and protect our technology and product and service offerings and execute operationally, our ability to attract and retain qualified personnel, our ability to successfully integrate our acquisitions of other businesses, if any, and the performance of acquired businesses. More information about potential factors that could affect us are described in Part II, Section IA under the heading “Risk Factors” in our Form 10-K. We expressly disclaim any intent or obligation to update these forward-looking statements.

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

•

We grow our business by expanding the e-commerce businesses of our existing partners and by adding new partners. In addition, we recently announced plans to broaden our long-term opportunity with two emerging growth initiatives: international and interactive marketing services. Generally, we launch the website of a new partner within three to nine months after entering into a contract with such new partner. We anticipate that new Web sites typically will contribute to our income from operations in their first full year of operations.

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

Results of Operations

Three-month period ended April 1, 2006 and March 31, 2007 (amounts in tables in millions):

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

Service Fee Revenues. Service fee revenues are derived from service fees earned by us in connection with the development and operation of our partners’ e-commerce businesses. Service fees primarily consist of variable fees based on the value of merchandise sold or gross profit generated through our partners’ e-commerce businesses, and to a lesser extent, fees related to the provision of marketing, design, development and other services. However, our e-commerce agreements with some partners include fixed periodic payments by such partners for the development and operation of their e-commerce businesses.

	First Qtr Fiscal 2006		First Qtr Fiscal 2007		First Qtr Fiscal 2007 vs. First Qtr Fiscal 2006
	$	%	$	%	$ Change	% Change
Net revenues from product sales—sporting goods	$55.8	48.9%	$76.8	52.5%	$21.0	37.6%
Net revenues from product sales—other	35.8	31.3%	32.0	21.9%	(3.8)	(10.6%)

Net revenues from product sales	91.6	80.2%	108.8	74.4%	17.2	18.8%
Service fee revenues	22.6	19.8%	37.5	25.6%	14.9	65.9%

Net revenues	$114.2	100%	$146.3	100%	$32.1	28.1%

Net revenues from product sales increased $17.2 million in the first quarter of fiscal 2007 primarily attributable to the addition of partners that were launched after the first quarter of fiscal 2006. Net revenues from product sales for existing partners remained constant. Included in net revenues from product sales is shipping revenue for partners for which we provide fulfillment services from both the owned-inventory model and the partner-inventory model of $15.7 million for the first quarter of fiscal 2007 and $11.4 million for the first quarter of fiscal 2006.

Service fee revenues increased $14.9 million in the first quarter of fiscal 2007 due to an increase of $7.6 million in e-commerce related service fees attributable to the addition of new partners that were launched after the first quarter of fiscal 2006, an increase of $6.3 million in e-commerce related service fees from partners that operated for the entirety of both periods, and an increase of $1.0 million in e-commerce related service fees from partners that operated for part of the first quarter of 2006 and all of the first quarter of 2007. Included in service fee revenues is marketing and other professional related service fees of $2.4 million for the first quarter of fiscal 2007 and $0.7 for the first quarter of fiscal 2006.

Gross Profit

Gross profit consists of gross profit from product sales and net revenues from service fees. We do not record cost of service fee revenue because the cost of the sales of the merchandise on which we earn service fees are incurred by our service-fee partners who are the owners and sellers of the merchandise. Costs of revenues from product sales includes the cost of products sold and inbound freight related to those products, as well as outbound shipping and handling costs other than those related to promotional free shipping and subsidized shipping and handling which are included in sales and marketing expense. Depreciation and amortization is shown as a separate line item on the Condensed Consolidated Statements of Operations. Accordingly, cost of revenues is exclusive of depreciation and amortization.

	First Qtr Fiscal 2006				First Qtr Fiscal 2007				First Qtr Fiscal 2007 vs. First Qtr Fiscal 2006
	$	% of Product Sales	% of Service Fees	% of Net Revenue	$	% of Product Sales	% of Service Fees	% of Net Revenue	$ Change	% Change
Gross profit from product sales	$24.6	26.9%	—		$32.0	29.4%	—		$7.4	30.1%
Gross profit from service fees	22.6	—	100%		37.5	—	100%		14.9	65.9%

Gross profit	$47.2			41.3%	$69.5			47.5%	$22.3	47.2%

The increase in gross profit as a percentage of net revenues from 41.3% to 47.5% is primarily due to the larger percentage increase in service fees over the percentage increase in product sales, as service fees have no associated cost of revenue. In addition, the increase in gross profit percentage for product sales from 26.9% to 29.4% was primarily due to higher year-over-year product margins in sporting goods as well as sporting goods accounting for a higher percentage of product sales.

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

	First Qtr Fiscal 2006			First Qtr Fiscal 2007			First Qtr Fiscal 2007 vs. First Qtr Fiscal 2006
	$	% of Net Revenues	% of Gross Profit	$	% of Net Revenues	% of Gross Profit	$ Change	% Change
Sales and marketing expenses	$30.7	26.9%	65.0%	$44.2	30.2%	63.6%	$13.5	44.0%
Product development expenses	8.4	7.4%	17.8%	13.7	9.4%	19.7%	5.3	63.1%
General and administrative expenses	7.4	6.5%	15.7%	9.4	6.4%	13.5%	2.0	27.0%
Depreciation and amortization expenses	4.5	3.9%	9.5%	6.9	4.7%	9.9%	2.4	53.3%

Total operating expenses	$51.0	44.7%	108.0%	$74.2	50.7%	106.7%	$23.2	45.5%

Sales and marketing expenses increased $13.5 million in the first quarter of fiscal 2007 primarily due to a $5.1 million increase in payroll and related costs principally in our customer care and fulfillment operations, a $2.6 million increase in credit card fees, a $2.2 million increase in partner revenue share charges, a $1.8 million increase in marketing expense, which includes catalog costs, and a $1.8 million increase in other sales and marketing costs, which include packaging costs, occupancy and professional fees. Sales and marketing expenses as a percentage of net revenues increased from 26.9% to 30.2% primarily due to the larger percentage increase in service fees over the percentage increase in product sales, as service fees have no associated cost of revenue. As a percentage of gross profit, sales and marketing expenses decreased from 65.0% to 63.6% primarily due to a decrease in stock-based compensation expense of $0.8 million related to the amortization of deferred partner revenue share charges (see Item 1 of Part 1, Financial Statements – Note 2—Summary of Significant Accounting Policies). We continue to expect that sales and marketing expenses will increase in absolute dollars in 2007 compared to 2006, as we continue to grow by adding new partners and by expanding the e-commerce businesses of our existing partners as well as expanding our international operations and marketing services.

Product development expenses increased $5.3 million in the first quarter of fiscal 2007 primarily due to a $2.8 million increase in personnel and related costs, a $2.1 million increase in professional fees, and a $0.4 million increase in other product development costs. The increases in these costs were to support new partner launches, deliver enhanced functionality for our partners’ e-commerce businesses and continue to improve the capacity, stability and security of our e-commerce platform. Product development expenses as a percentage of net revenues increased from 7.4% to 9.4% primarily due to the larger percentage increase in service fees over the percentage increase in product sales, as service fees have no associated cost of revenue. As a percentage of gross profit, product development expenses increased from 17.8% to 19.7% primarily due to expenses incurred for future partner launches and increased expenses to enhance the technology features and functions on our platform. We continue to expect that product development expenses will increase in absolute dollars in 2007 compared to 2006, as we plan to continue to invest in our platform as we enhance and expand our capabilities for the purpose of growing our partners’ e-commerce businesses.

General and administrative expenses increased $2.0 million in the first quarter of fiscal 2007 primarily due to a $1.1 million increase in personnel and related costs incurred to support the growth of our business, and a $0.9 million increase in other general and administrative costs, which include bad debt expense and stock-based compensation. General and administrative expenses as a percentage of net revenues decreased from 6.5% to 6.4%. As a percentage of gross profit, general and administrative expenses decreased from 15.7% to 13.5% primarily due to gross profit growing faster than the general and administrative expenses. We continue to expect that general and administrative expenses will increase in absolute dollars in 2007 compared to 2006, as we plan to continue to invest in our platform as we enhance and expand our capabilities for the purpose of growing our partners’ e-commerce businesses.

Depreciation and amortization expenses increased $2.4 million in the first quarter of fiscal 2007. The increase in depreciation was primarily due to increased technology purchases and capitalized costs related to internal-use software. The increase in amortization expense was primarily due to the amortization of an intangible asset related to the purchase of the remaining minority interest of a joint venture.

Income Taxes

We recorded a benefit for income taxes of $1.3 million in the first quarter of fiscal 2007. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate which is 38.5% for fiscal 2007 plus any discrete items that effect taxes that occur during the quarter.

As of December 30, 2006, we had available net operating loss carryforwards of approximately $417.7 million which will expire in the years 2011 through 2025. A portion of these net operating loss carryforwards are offset by a valuation allowance. Management will continue to monitor all available evidence related to our ability to utilize our remaining deferred tax assets. Should management determine that it is more likely than not that these operating loss carryforwards will be utilized, we will reverse a portion of the remaining valuation allowance.

Effective December 31, 2006, we adopted the provisions of Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain position was previously recognized if it was probable of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash within 12 months of the reporting date.

Liquidity and Capital Resources

	Three Months Ended
	April 1, 2006	March 31, 2007
	(in millions)
Net cash provided by (used in):
Operating activities	$(20.5)	$(44.1)
Investing activities	2.8	(4.9)
Financing activities	1.8	3.2

Our principal sources of liquidity are our cash, cash equivalents and marketable securities. Our cash, cash equivalents, and marketable securities were $134.0 million as of the end of the first quarter of 2007 and $184.5 million as of the end of the fiscal 2006.

We had working capital of $121.5 million as of the first quarter of fiscal 2007 and $125.2 million as of the end of fiscal 2006, and we had an accumulated deficit of $122.7 million as of the first quarter of fiscal 2007 and $120.3 million as of the end of fiscal 2006.

We used approximately $44.1 million in net cash for operating activities during the first quarter of fiscal 2007. Our principal sources of operating cash during the first quarter of fiscal 2007 include: payments received from sales transactions that flow through our platform including e-commerce businesses operated under both our owned-inventory model and partner-inventory model. Payments received from customers in our owned-inventory model generally approximate our net revenues from product sales and payments received from sales transactions operated under our partner-inventory model, net of periodic payments to such partners, generally approximate our service fee revenues. Our principal uses of operating cash during the first quarter of fiscal 2007 were cash paid to product suppliers, which generally approximates our cost of revenues from product sales, employee compensation and partner revenue share payments. Changes in our operating assets and liabilities during the first quarter of fiscal 2007 resulted in a net cash outflow of $48.9 million. The most significant change was a decrease in accounts payable, accrued expenses and other, offset, in part, by a decrease in accounts receivable compared to the end of fiscal 2006. The decrease in accounts payable, accrued expenses and other was due primarily to the seasonality of our business, in which we derived a higher sales volume in the fourth quarter of fiscal 2006. Our investing activities during the first quarter of fiscal 2007 consisted primarily of $9.6 million paid in capital expenditures, partially offset by $4.7 million in net sales of marketable securities. Our financing activities during the first quarter of fiscal 2007 consisted primarily of the receipt of $3.4 million in gross proceeds from exercises of common stock options.

We used approximately $20.5 million in net cash for operating activities during the first quarter of fiscal 2006. Our principal sources of operating cash during the first quarter of fiscal 2006 were payments received from customers in our owned-inventory model and from partners in our partner-inventory model, which generally approximate our net revenues from product sales and our service fee revenues, respectively. Our principal uses of operating cash during the first quarter of fiscal 2006 were cash paid to product suppliers, which generally approximates our cost of revenues from product sales, employee compensation and partner revenue share payments. Changes in our operating assets and liabilities during the first quarter of fiscal 2006 resulted in a net cash outflow of $24.0 million. The most significant change was a decrease in accounts payable, accrued expenses and other, offset, in part, by a decrease in accounts receivable compared to the end of fiscal 2005. The decrease in accounts payable, accrued expenses and other was due primarily to a decrease in supplier payments due at the end of the first quarter of fiscal 2006, which was related to higher sales volume in the fourth quarter of fiscal 2005. Our investing activities during the first quarter of fiscal 2006 consisted primarily of $3.7 million paid in capital expenditures and the acquisition of all of the outstanding shares of GSI Europe for $2.6 million and the investment in WebCollage Inc. for $2.4 million. Offsetting these outflows, we received cash of $2.9 million from a government economic development grant for the construction and renovation of our headquarters and we purchased $63.4 million and sold $72.0 million of marketable securities. Our financing activities during the first quarter of fiscal 2006 consisted primarily of the receipt of $2.0 million in gross proceeds from exercises of common stock options.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect our assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates under different conditions. For a full description of our critical accounting policies, see Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2006 Annual Report on Form 10-K filed with the SEC on March 13, 2007.

Certain Related Party Transactions

As of May 2, 2007, Liberty Media Corporation, through its subsidiary QVC, Inc., and QVC’s affiliate QK Holdings, Inc., beneficially owned approximately 20.0% of our outstanding common stock including a right to purchase common stock. On June 15, 2006, QK Holdings, Inc. exercised its warrant to purchase 300,000 shares of our common stock at an exercise price of $6.00 per share. We received $1.8 million in proceeds from the exercise of the warrants. We provide technology, procurement and fulfillment services for QVC, including selling sporting goods, recreational and/or fitness related equipment and related products, apparel and footwear to QVC for resale through the QVC Web site. We recognized net revenues of $0.1 million during the first three months of fiscal 2007 on sales to QVC under this Web site development and distribution agreement. The terms of these sales are comparable to those with other similar partners.

As of March 31, 2007, we owned approximately 1.7% of the outstanding common stock of Odimo Incorporated (“Odimo”). While SOFTBANK Capital Partners LLC and its affiliates no longer own any outstanding common stock of Odimo, as of February 2007, they previously owned approximately 16% of Odimo’s outstanding common stock. As of May 2, 2007, SOFTBANK Capital Partners LLC and its affiliates collectively own approximately 17.6% of our outstanding common stock. Ronald D. Fisher, one of our directors, is vice-chairman of SOFTBANK Holdings Inc. and SOFTBANK Corp. and a managing general partner of SOFTBANK Capital Partners LP, which are affiliates of SOFTBANK Capital Partners LLC, and Michael S. Perlis, another of our directors, is venture partner of SOFTBANK Capital Partners LP.

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

We entered into an agreement as of December 20, 2005 with Interactive Commerce Partners LLC, or ICP, for certain financial advisory services in connection with our evaluation of two proposed transactions: a proposed acquisition and a proposed strategic relationship. M. Jeffrey Branman, one of our directors, was President and owner of ICP through February 2007. Under the agreement, we agreed to pay ICP $450,000 upon the successful consummation of the proposed acquisition and $50,000 upon the successful consummation of the proposed strategic relationship. On February 3, 2006, we agreed to pay ICP $350,000 in connection with the proposed acquisition, which we chose not to pursue. ICP also earned $50,000 upon the successful completion of the strategic relationship in the first quarter of fiscal 2006.

Recent Accounting Pronouncements

See Item 1 of Part I, “Financial Statements – Note 2—Summary of Significant Accounting Policies” for recent accounting pronouncements that could have an effect on us.

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

There have been no significant changes in market risks for the fiscal quarter ended March 31, 2007. See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 filed with the Securities and Exchange Commissions (“SEC”) on March 13, 2007.

ITEM 4:	CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation, as of March 31, 2007, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e).

Based on this evaluation, our chief executive officer and our chief financial officer have concluded that, as of March 31, 2007, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective at the reasonable assurance level, to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. We monitor and evaluate on an ongoing basis our internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, we modify and refine our internal processes and controls as conditions warrant. As required by Rule 13a-15(d), our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter ended March 31, 2007.

PART II – OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS.

See Item 1 of Part I, “Financial Statements – Note 6- Commitments and Contingencies.”

ITEM 1A:	RISK FACTORS.

There have been no material changes with regard to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 filed with the Securities and Exchange Commissions on March 13, 2007.

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

Date: May 8, 2007

GSI COMMERCE, INC.

By:	/s/ MICHAEL G. RUBIN
Michael G. Rubin
Chairman, President and Chief Executive Officer

By:	/s/ MICHAEL R. CONN
Michael R. Conn
Executive Vice President, Finance
and Chief Financial Officer
(principal financial officer &
principal accounting officer)