Form 10-Q
period 2007-06-30
GSI COMMERCE INC
filed 2007-08-08
CIK 828750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

There were 46,508,495 shares of the registrant’s Common Stock outstanding as of the close of business on July 31, 2007.

GSI COMMERCE, INC.

FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2007

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

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	December 30, 2006	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$71,382	$33,101
Marketable securities	113,074	94,991
Accounts receivable, net of allowance of $1,078 and $1,034	38,681	29,632
Inventory	46,816	38,634
Deferred tax assets	10,403	11,226
Prepaid expenses and other current assets	6,409	8,261

Total current assets	286,765	215,845

Property and equipment, net	106,204	131,190
Goodwill	17,786	17,786
Equity investments and other	2,435	2,493
Long-term deferred tax assets	36,792	40,741
Other assets, net of accumulated amortization of $12,367 and $14,321	13,575	12,151

Total assets	$463,557	$420,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76,553	$45,667
Accrued expenses and other	72,740	45,470
Deferred revenue	11,790	14,864
Current portion—long-term debt and other	510	1,752

Total current liabilities	161,593	107,753

Convertible notes	57,500	57,500
Long-term debt	12,856	23,640
Deferred revenue and other	3,901	3,729

Total liabilities	235,850	192,622

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding as of December 30, 2006 and June 30, 2007	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 45,878,527 and 46,483,808 shares issued as of December 30, 2006 and June 30, 2007, respectively; 45,878,324 and 46,483,605 shares outstanding as of December 30, 2006 and June 30, 2007, respectively	458	464
Additional paid in capital	347,676	354,841
Accumulated other comprehensive loss	(97)	(13)
Accumulated deficit	(120,330)	(127,708)

Total stockholders’ equity	227,707	227,584

Total liabilities and stockholders’ equity	$463,557	$420,206

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2006	June 30, 2007	July 1, 2006	June 30, 2007
Revenues:
Net revenues from product sales	$94,526	$89,004	$186,183	$197,754
Service fee revenues	25,102	42,260	47,688	79,793

Net revenues	119,628	131,264	233,871	277,547
Cost of revenues from product sales	73,036	65,782	140,102	142,584

Gross profit	46,592	65,482	93,769	134,963

Operating expenses
Sales and marketing, inclusive of $1,070, $753, $2,378 and $1,310 of stock-based compensation	28,863	41,307	59,575	85,481
Product development, inclusive of $228, $343, $420 and $631 of stock-based compensation	8,763	15,074	17,166	28,812
General and administrative, inclusive of $550, $950, $973 and $1,702 of stock-based based compensation	7,884	10,405	15,281	19,816
Depreciation and amortization	4,861	7,691	9,377	14,615

Total operating expenses	50,371	74,477	101,399	148,724

Loss from operations	(3,779)	(8,995)	(7,630)	(13,761)

Other (income) expense:
Interest expense	777	925	1,555	1,767
Interest income	(1,494)	(1,739)	(2,984)	(3,683)
Other (income) expense	140	8	(10)	23
Impairment on investment	379	—	2,027	—

Total other (income) expense	(198)	(806)	588	(1,893)

Loss before income taxes	(3,581)	(8,189)	(8,218)	(11,868)
Provision (benefit) for income taxes	—	(3,156)	2	(4,490)

Net loss before cumulative effect of change in accounting principle	(3,581)	(5,033)	(8,220)	(7,378)
Cumulative effect of change in accounting principle	—	—	268	—

Net loss	$(3,581)	$(5,033)	$(7,952)	$(7,378)

Basic and diluted loss per share:

Prior to cumulative effect of change in accounting principle	$(0.08)	$(0.11)	$(0.19)	$(0.16)

Cumulative effect of change in accounting principle	$—	$—	$0.01	$—

Net loss	$(0.08)	$(0.11)	$(0.18)	$(0.16)

Weighted average shares outstanding—basic and diluted	44,993	46,391	44,836	46,195

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	July 1, 2006	June 30, 2007
Cash Flows from Operating Activities:
Net loss	$(7,952)	$(7,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,377	14,615
Stock-based compensation	3,771	3,643
Loss on investment	2,027	—
Loss on disposal of equipment	79	66
Deferred tax assets	—	(4,590)
Cumulative effect of change in accounting principle	(268)	—
Changes in operating assets and liabilities:
Accounts receivable, net	1,777	9,098
Inventory	1,293	8,185
Prepaid expenses and other current assets	(3,687)	(1,850)
Other assets, net	(2,794)	392
Accounts payable and accrued expenses and other	(24,922)	(62,555)
Deferred revenue	5,012	2,382

Net cash used in operating activities	(16,287)	(37,992)

Cash Flows from Investing Activities:
Payments for acquisitions of businesses, net of cash acquired	(2,629)	—
Cash paid for property and equipment, including internal use software	(14,314)	(22,716)
Proceeds from government grant related to corporate headquarters	2,925	—
Other deferred cost	95	—
Cash paid for equity investment	(2,435)	—
Purchases of marketable securities	(128,692)	(102,041)
Sales of marketable securities	128,775	119,955

Net cash used in investing activities	(16,275)	(4,802)

Cash Flows from Financing Activities
Repayments of capital lease obligations	(269)	(249)
Repayments of mortgage note	(98)	(90)
Proceeds from exercise of common stock options	4,881	4,838

Net cash provided by financing activities	4,514	4,499

Effect of exchange rate changes on cash and cash equivalents	26	14

Net decrease in cash and cash equivalents	(28,022)	(38,281)
Cash and cash equivalents, beginning of period	48,361	71,382

Cash and cash equivalents, end of period	$20,339	$33,101

Supplemental Cash Flow Information
Cash paid during the period for interest	$1,631	$1,635
Cash paid during the period for income taxes	—	564
Noncash Investing and Financing Activities:
Increase in accrual for purchases of property and equipment	1,477	3,773
Equipment financed under capital lease	—	12,364
Common stock issued to finance acquisition	1,300	—

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

Deferred partner revenue share charges, resulting from the exercise of a right to receive 1,600 shares of the Company’s common stock in lieu of future cash partner revenue share payments, were $3,844 as of June 30, 2007 and $4,351 as of December 30, 2006. As a result of certain revenue thresholds being achieved in fiscal 2006, the remaining partner revenue share charges related to the exercise of common stock are being amortized on a straight-line basis over the remaining term of the contract. Stock-based compensation expense related to the amortization of deferred partner revenue share charges was $254 and $507 for the three- and six-month periods ended June 30, 2007 and $817 and $1,964 for the three- and six-month periods ended July 1, 2006, and is reflected within sales and marketing expenses in the Condensed Consolidated Statements of Operations. Upon achievement of the revenue thresholds, the Company began making the partner revenue share payments in cash. Such payments are reflected as revenue share expense within sales and marketing expenses in the Condensed Consolidated Statements of Operations.

The total prepaid revenue share payments included in other assets were $2,063 as of June 30, 2007 and $2,438 as of December 30, 2006 and are being amortized on a straight-line basis over the remaining term of the contract within sales and marketing expenses in the Condensed Consolidated Statements of Operations.

The underwriter’s discount and issuance costs related to the June 1, 2005 public offering of $57,500 aggregate principal amount of 3% convertible unsecured notes due June 1, 2025 had a cost of $2,589 and a net book value of $1,510 as of June 30, 2007 and $1,769 as of December 30, 2006. The underwriter’s discount and issuance costs are being amortized using the straight-line method which approximates the effective interest method. Total amortization related to the underwriter’s discount and issuance costs, which is reflected as a portion of interest expense, was $129 and $259 for the three- and six-month periods ended June 30, 2007 and $129 and $259 for the three- and six-month periods ended July 1, 2006.

Intangible assets, net have a cost of $2,468 and a net book value of $1,253 as of June 30, 2007 and $2,027 as of December 30, 2006. Amortization expense for intangible assets was $383 and $774 for the three- and six-month periods ended June 30, 2007 and $14 and $27 for the three- and six-month periods ended July 1, 2006. Future amortization expense for intangible assets is estimated to be $755 for fiscal 2007 and $252 for fiscal 2008.

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

Net Revenues from Product Sales: The Company recognizes revenues from product sales in accordance with Staff Accounting Bulletin 104, “Revenue Recognition.” Revenue is recognized when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured.

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

The Company pays a percentage of the revenues generated from the sales through the e-commerce businesses that the Company operates to the Company’s respective partners in exchange for the rights to use their brand names and the promotions and advertising that its partners agree to provide. The Company refers to these payments as partner revenue share charges. The Company has considered the revenue reduction provisions addressed in EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” (“EITF 01-09”) and believes that the payment of partner revenue share charges, or the issuance of warrants or stock in lieu of cash partner revenue share charges, to its partners should not result in any reduction of revenues. EITF 01-09 addresses consideration paid to parties along a distribution chain. The Company purchases merchandise from its vendors, at its discretion, and is responsible for paying those vendors. The amounts purchased and the prices paid to the Company’s vendors are not in any way impacted by the revenue share provisions of the Company’s agreements with its partners. Accordingly, the Company’s partners and vendors are not linked in the distribution chain and the Company believes that the provisions of EITF 01-09 do not apply.

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

The Company considers EITF 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables,” for revenue arrangements that include multiple deliverables. The revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: the delivered item has value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items and delivery of any undelivered item is probable and substantially in control of the Company. The Company does not specifically record

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

“cost of service fee revenues” as these costs are incurred by the Company’s fee-based partners rather than by the Company. Operating expenses relating to service fee revenues consist primarily of personnel and other costs associated with the Company’s engineering, production and creative departments which are included in product development expense, as well as fulfillment costs and personnel and other costs associated with its marketing and customer care departments which are included in sales and marketing expense.

Sales and Marketing: Sales and marketing expenses include fulfillment costs, customer care costs, credit card fees, partner revenue share charges, net advertising and promotional expenses incurred by the Company on behalf of its partners’ e-commerce businesses, and payroll related to the buying, business management and marketing functions of the Company. Partner revenue share charges are payments made to the Company’s partners in exchange for the use of their brands, the promotion of its partners’ URLs, Web sites and toll-free telephone numbers in their marketing and communications materials, the implementation of programs to provide incentives to customers to shop through the e-commerce businesses that the Company operates for its partners and other programs and services provided to the customers of the e-commerce businesses that the Company operates for its partners, net of amounts reimbursed to the Company by its partners. Partner revenue share charges were $5,666 and $11,796 for the three- and six-month periods ended June 30, 2007, and $2,371 and $5,854 for the three- and six-month periods ended July 1, 2006.

Shipping and Handling Costs: The Company defines shipping and handling costs as only those costs incurred for a third-party shipper to transport products to the customer and these costs are included in cost of revenues from product sales to the extent of shipping revenue. In some instances, shipping and handling costs exceed shipping charges to the customer and are subsidized by the Company. Additionally, the Company selectively offers promotional free shipping whereby it ships merchandise to customers free of all shipping and handling charges. The cost of promotional free shipping and subsidized shipping and handling was $724 and $2,189 for the three- and six-month periods ended June 30, 2007, and $1,293 and $2,434 for the three- and six-month periods ended July 1, 2006 and is included in sales and marketing expenses in the Condensed Consolidated Statements of Operations.

Fulfillment Costs: The Company defines fulfillment costs as personnel, occupancy and other costs associated with its fulfillment centers, personnel and other costs associated with its logistical support and vendor operations departments and third-party warehouse and fulfillment services costs. Fulfillment costs were $11,574 and $22,745 for the three- and six-month periods ended June 30, 2007, and $8,230 and $16,334 for the three- and six-month periods ended July 1, 2006, and are included in sales and marketing expenses in the Condensed Consolidated Statements of Operations.

Advertising: The Company expenses the cost of advertising, which includes online marketing fees, media, agency and production expenses, in accordance with the AICPA Accounting Standards Executive Committee’s Statement of Position 93-7, “Reporting on Advertising Costs” (“SOP 93-7”). Advertising production costs are expensed the first time the advertisement runs. Online marketing fees and media (television, radio and print) placement costs are expensed in the month the advertising appears. Agency fees are expensed as incurred. Advertising and promotional expenses are net of amounts reimbursed to the Company by its partners. Advertising expenses were $3,175 and $7,018 for the three- and six-month periods ended June 30, 2007, and 2,296 and $4,860 for the three-and six-month periods ended July 1, 2006, and are included in sales and marketing expenses in the Condensed Consolidated Statements of Operations.

Catalog Costs: Direct response advertising consists primarily of creative design, paper, printing, postage, and mailing costs, which are capitalized and amortized over the expected future revenue stream, which is generally a period not exceeding six months. The Company accounts for catalog costs in accordance with SOP 93-7, which requires that the amortization of capitalized advertising costs be based upon the ratio of actual revenues to the total of actual and estimated future revenues on an individual catalog basis. Deferred catalog costs included in prepaid expenses and other current assets were $60 as of June 30, 2007 and $592 as of December 30, 2006. Catalog costs were $193 and $1,025 for the three- and six-month periods ended June 30, 2007, and $29 and $343 for the three- and six-month periods ended July 1, 2006, and are reflected in sales and marketing expenses in the Condensed Consolidated Statements of Operations.

Stock-Based Compensation: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (SFAS”) 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective approach, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period during which awards are expected to vest. The fair value of restricted stock

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

and restricted stock units is determined based on the number of shares granted and the quoted price of the Company’s common stock and the fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS 123(R) for all unvested options as of January 1, 2006. The estimation of the number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

The adoption of SFAS 123(R) resulted in a cumulative benefit from accounting change of $268 and a decrease in loss per share of $0.01 in the first quarter of fiscal 2006, which reflects the cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted.

Prior to the adoption of SFAS 123(R), the Company presented excess tax benefits resulting from stock-based compensation as operating cash flows within the Condensed Consolidated Statements of Cash Flows. SFAS 123(R) requires that cash flows resulting from the impact of any tax deduction in excess of the recorded tax effects of compensation cost recognized in the financial statements be classified as financing cash inflows within the Condensed Consolidated Statements of Cash Flows. There was no tax benefit resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes for the six-month periods ended June 30, 2007 and July 1, 2006.

Upon adoption of SFAS 123(R), the Company elected the alternative transition method for calculating the tax effects of stock-based compensation pursuant to Financial Accounting Standards Board (“FASB”) Staff Position SFAS 123(R)-3, “Transition Election to Accounting for the Tax Effects of Share Based Payment Awards” (“SFAS 123(R)-3”). Under SFAS 123(R)-3, the Company determined the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of the employee stock-based compensation “as if” the Company had adopted the recognition provisions of SFAS 123 since its effective date of January 1, 1995. The Company also determined the subsequent impact on the APIC pool and Condensed Consolidated Statements of Cash Flows of the tax effect of employee stock–based compensation awards that were issued after the adoption of SFAS 123(R) and outstanding at the adoption date.

Income Taxes: The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled, and is reflected in the condensed consolidated financial statements in the period of enactment. Valuation allowances are established when necessary to offset deferred tax assets to reflect the amounts expected to be realized.

Effective December 31, 2006, the Company adopted the provisions of FASB’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain position was previously recognized if it was probable of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash within 12 months of the reporting date. See – Note 8 “Income Taxes.”

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

NOTE 3—CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company had cash and cash equivalents of $33,101 as of June 30, 2007 and $71,382 as of December 30, 2006, and marketable securities of $94,991 as of June 30, 2007 and $113,074 as of December 30, 2006 invested with multiple financial institutions, which are potentially subject to credit risk. The composition of these investments is regularly monitored by management of the Company.

Marketable securities, which consist of investments in various debt securities, are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded as a component of stockholders’ equity. As of June 30, 2007, all securities had dates to maturity of less than two years, except for auction rate securities which have interest reset dates of approximately 30 to 45 days and have maturity dates ranging from one to forty years. The Company classifies all of its available-for-sale securities as current assets, as these securities represent investments available for current corporate purposes. All investments in marketable securities with original maturities of greater than 90 days are accounted for in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” At June 30, 2007 and December 30, 2006, the Company held $69,320 and $73,625, respectively, of investments in auction rate securities classified as available-for-sale. Investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates. Despite the long-term nature of their stated contractual maturities, there is a ready liquid market for these securities based on the interest reset mechanism. All income generated from these marketable securities is recorded as interest income. Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in other (income) expense in the Condensed Consolidated Statements of Operations. There were no realized gains or losses on marketable securities for the three- and six-month periods ended June 30, 2007 and July 1, 2006.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Marketable securities, at estimated fair value, consist of the following:

	December 30, 2006
	Amortized Cost	Net Unrealized Losses	Estimated Fair Value
Auction rate securities	$73,625	$—	$73,625
Corporate bonds	27,888	(70)	27,818
Certificates of deposit	1,500	—	1,500
U.S. government agency securities	10,204	(73)	10,131

	$113,217	$(143)	$113,074

	June 30, 2007
	Amortized Cost	Net Unrealized Losses	Estimated Fair Value
Auction rate securities	$69,320	$—	$69,320
Corporate bonds	14,717	(28)	14,689
Certificates of deposit	—	—	—
U.S. government agency securities	11,003	(21)	10,982

	$95,040	$(49)	$94,991

The Company considered the nature of these marketable securities, which are primarily U.S. government agency securities and corporate bonds, the amount of the unrealized losses relative to the carrying value of the related investments and the duration of the unrealized losses, and concluded that the unrealized losses were not other-than-temporary.

The amortized cost and estimated fair value of investments in marketable securities as of June 30, 2007, by contractual maturity, are as follows:

	Amortized Cost	Estimated Fair Value
Due within one year	$48,542	$48,502
Due after one year through five years	8,503	8,494
Due after five years through ten years	—	—
Due after ten years	37,995	37,995

	$95,040	$94,991

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

NOTE 4—PROPERTY AND EQUIPMENT

The major classes of property and equipment, at cost, as of December 30, 2006 and June 30, 2007 are as follows:

	December 30, 2006	June 30, 2007
Computer hardware and software	$101,985	$119,175
Building and building improvements	43,842	43,914
Furniture, warehouse and office equipment, and other	21,698	29,203
Land	7,889	7,889
Leasehold improvements	1,333	2,622
Assets financed under capitalized leases	1,692	14,056
Construction in progress	689	818

	179,128	217,677
Less: Accumulated depreciation	(72,924)	(86,487)

Property and equipment, net	$106,204	$131,190

During fiscal 2006, the Company received a government economic development grant of $3,000 related to the purchase of its corporate headquarters. The cost basis of the Company’s building and building improvements was reduced by the full amount of this grant.

The Company’s net investment in capital leases, which consist of warehouse equipment and computer hardware, was $12,756 as of June 30, 2007 and $751 as of December 30, 2006. Interest expense recorded on capital leases was $161 and $240 for the three- and six-month periods ended June 30, 2007 and $12 and $27 for the three- and six-month periods ended July 1, 2006.

Depreciation and amortization is shown as a separate line item on the Condensed Consolidated Statements of Operations. Accordingly, cost of revenues is exclusive of depreciation and amortization.

NOTE 5—LONG-TERM DEBT AND CREDIT FACILITY

The following table summarizes the Company’s long-term debt as of:

	December 30, 2006	June 30, 2007
Convertible notes	$57,500	$57,500
Notes payable	12,994	12,914
Capital lease obligations	329	12,445
Other	43	33

	70,866	82,892
Less: Current portion of notes payable	(162)	(165)
Less: Current portion of capital lease obligations	(329)	(1,565)
Less: Other	(19)	(22)

	$70,356	$81,140

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Convertible Notes

The Company has outstanding $57.5 million aggregate principal amount of 3% convertible unsecured notes due June 1, 2025. The convertible unsecured notes bear interest at 3%, payable semi-annually on June 1 and December 1.

Holders may convert the notes into shares of the Company’s common stock at a conversion rate of 56.1545 shares per $1,000 principal amount of notes (representing a conversion price of approximately $17.81 per share), subject to adjustment, on or prior to the close of business on the business day immediately preceding May 1, 2010. Holders may convert only if (i) the trading price of the notes for a defined period is less than 103% of the product of the closing sale price of the Company common stock and the conversion rate or (ii) the Company elects to make certain distributions of assets or securities to all holders of common stock. Upon conversion, the Company will have the right to deliver, in lieu of shares of the Company’s common stock, cash or a combination of cash and shares of the Company’s common stock, which is at the Company’s election. At any time prior to the maturity date; the Company may irrevocably elect to satisfy the Company’s conversion obligation with respect to the principal amount of the notes to be converted with a combination of cash and shares of the Company’s common stock, which is at the Company’s election. If holders elect to convert their notes in connection with a fundamental change (any transaction or event, as defined in the Indenture, whereby more than 50% of the Company’s common stock is exchanged, converted and/or acquired) that occurs on or prior to June 1, 2010, the Company is required to deliver shares of the Company’s common stock, cash or a combination of cash and shares of the Company’s common stock, which is at the Company’s election, inclusive of a make whole adjustment that could result in up to 11.23 additional shares issued per $1,000 principal amount of notes. This make-whole adjustment is based on the sale price of the Company’s common stock.

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

Note Payable

In fiscal 2004, a wholly-owned subsidiary of the Company entered into an agreement to purchase a new corporate headquarters in King of Prussia, Pennsylvania, together with an option to purchase an additional parcel of land. The purchase price for the building was $17,000 and a $13,000 mortgage note was entered into, collateralized by a first lien on substantially all of the assets of that subsidiary. The mortgage note has a term of ten years and six months, and bears interest at 6.32% per annum. The Company, in accordance with the terms of the mortgage note, provided a letter of credit in the amount of $3,000 as additional security and in fiscal 2005 completed initial capital improvements to the building reducing the letter of credit to $1,000 in accordance with the terms of the mortgage note. In connection with the credit facility, described more fully below, the Company is required to pledge $1,000 of its cash equivalents as collateral for the letter of credit. This collateral is classified as restricted cash and included in other assets, net on the Condensed Consolidated Balance Sheets. The letter of credit may be reduced further to $500 if the Company has positive income for fiscal years 2006, 2007 and 2008. The Company recorded interest expense related to the note of $203 and $403 for three- and six-month periods ended June 30, 2007 and $206 and $408 for the three- and six-month periods ended July 1, 2006.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Capital Lease Obligations

Certain of the Company’s warehouse equipment and computer hardware have been acquired under capital leases. Long-term capital lease obligations were as follows:

June 30, 2007
Gross capital lease obligations	$15,635
Less: imputed interest	(3,190)

Total present value of future minimum lease payments	12,445
Less: current portion	(1,565)

Long-term portion	$10,880

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

The credit facility contains certain financial and negative covenants which the Company was in compliance with at June 30, 2007 and December 30, 2006. The Company had $602 of outstanding letters of credit under the credit facility as of June 30, 2007.

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Operating and Capital Commitments

The following summarizes the Company’s principal operating and capital commitments as of June 30, 2007:

	Payments due by fiscal year
	2007	2008	2009	2010	2011	Thereafter	Total
Operating lease obligations(1)	$3,173	$6,412	$5,259	$3,872	$1,753	$9,758	$30,227
Purchase obligations(1)	95,305	—	—	—	—	—	95,305
Advertising and media agreements(1)	156	—	—	—	—	—	156
Partner revenue share and other partner agreement payments(1)	10,215	22,637	26,500	20,050	6,000	57,000	142,402
Debt interest(1)	1,541	2,523	2,509	2,497	1,478	10,977	21,525
Debt obligations	91	191	400	57,696	209	11,860	70,447
Capital lease obligations, including interest(1)	1,193	2,222	2,222	2,222	2,222	5,554	15,635

Total	$111,674	$33,985	$36,890	$86,337	$11,662	$95,149	$375,697

(1)	Not required to be recorded in the Condensed Consolidated Balance Sheets as of June 30, 2007 in accordance with accounting principles generally accepted in the United States of America. Capital lease obligations are recorded in the Condensed Consolidated Balance Sheets, however, the interest payments are not included.

NOTE 7—STOCK AWARDS

The Company currently maintains the 2005 Equity Incentive Plan (“the Plan”) which provides for the grant of equity to certain employees, directors and other persons. As of June 30, 2007, 3,390 shares of common stock were available for future grants under the Plan. The equity awards granted under the Plan generally vest at various times over periods ranging up to five years and have terms of up to ten years after the date of grant, unless the optionee’s service to the Company is interrupted or terminated. Stock appreciation rights (“SARs”) may be granted under the Plan either alone or in tandem with stock options. No SARs have been granted to date under the plan.

Stock Options and Warrants

The following table summarizes the stock option activity for the six-month period ended June 30, 2007:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 30, 2006	4,984	$9.97
Granted	—	$—
Exercised	(486)	$9.97
Forfeited/Cancelled	(11)	$12.97

Outstanding at June 30, 2007	4,487	$9.96	5.25	$57,216

Vested and expected to vest at June 30, 2007	4,461	$9.96	5.24	$56,882

Exercisable at June 30, 2007	4,140	$9.95	5.14	$52,815

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The total intrinsic value of options exercised during the three- and six-month periods ended June 30, 2007 was $1,724 and $5,429 determined as of the date of exercise. Cash proceeds from options exercised during the six months ended June 30, 2007 was $4,838. The total stock-based compensation cost recognized for stock options for the three- and six-month periods ended June 30, 2007 was $60 and $269 and for the three- and six-month periods ended July 1, 2006 was $392 and $845.

The following table summarizes the warrant activity for the six-month period ended June 30, 2007:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 30, 2006	303	$3.09
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	(13)	$5.00

Outstanding at June 30, 2007	290	$3.01	2.95	$5,708

Vested and expected to vest at June 30, 2007	290	$3.01	2.95	$5,708

Exercisable at June 30, 2007	90	$4.15	1.13	$1,666

Restricted Stock Units

The Company also has issued restricted stock units to certain employees. The grant-date fair value of restricted stock units is based on the market price of the stock, and compensation cost is amortized to expense on a straight-line basis over the vesting period during which employees perform services.

The following summarizes the restricted stock unit activity for the six-month period ended June 30, 2007:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested shares at December 30, 2006	1,064	$14.90
Granted	892	$19.12
Vested	(162)	$19.81
Forfeited/Cancelled	(39)	$17.12

Nonvested shares at June 30, 2007	1,755	$20.96	$36,781

The total intrinsic value of restricted stock units vested during the three- and six-month periods ended June 30, 2007 was $924 and $3,204 determined based on the grant date fair value. The total stock-based compensation cost recognized for restricted stock units for the three- and six-month periods ended June 30, 2007 was $1,718 and $2,841 and for the three- and six-month periods ended July 1, 2006 was $623 and $934.

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

The total stock-based compensation cost recognized for restricted stock awards for three- and six-month periods ended June 30, 2007 was $14 and $26 and for the three- and six-month periods ended July 1, 2006 was $16 and $28. For the three- and six-month periods ended June 30, 2007, one restricted stock award vested with a weighted average grant date fair value of $10.88 and an intrinsic value of $14.

NOTE 8—INCOME TAXES

Until fiscal 2006, in the opinion of management, the Company was not certain of the realization of its deferred tax assets. Thus, a valuation allowance had been provided to offset federal and state deferred tax assets. In fiscal 2006, the Company evaluated the need for a full valuation allowance and concluded that a portion of the valuation allowance should be reduced. The Company determined that it is more likely than not that it will realize the benefit of a portion of these deferred tax assets. This was based primarily on the Company’s earnings history over the prior three years as well as expected future taxable income. In fiscal 2006, the Company recorded a tax benefit of $43,728, resulting primarily from the removal of a portion of the valuation allowance.

The Company’s tax provision for interim periods was determined using an estimate of its annual effective tax rate which is 38.5% for fiscal 2007. The effective tax rate is higher than the 35% federal statutory tax rate primarily due to state income taxes.

Effective December 31, 2006 the Company adopted the provisions of FIN 48. The total amount of unrecognized tax benefits as of December 30, 2006 was $437. As a result of the adoption of FIN 48, the Company did not recognize any cumulative effect to retained earnings for unrecognized tax benefits. The Company recognizes interest and penalties related to its tax contingencies as income tax expense. Included in the Company’s unrecognized tax benefits as of December 30, 2006, the Company had accrued $25 in interest and penalties. There have been no material changes to unrecognized tax benefits or accrued interest and penalties as of June 30, 2007. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rates as of the date of adoption is $284. The Company’s federal income tax returns for 2003 through 2006 are open tax years and are subject to examination by the Internal Revenue Service. While the statute of limitations has expired on prior years’ tax returns, the IRS is able to adjust the net operating loss generated in those years until the statute of limitations expires on the tax return when those net operating losses are utilized. There are no current or pending state income tax audits. The Company does not believe that there will be any material changes to unrecognized tax positions over the next 12 months.

NOTE 9—LOSS PER SHARE

Basic net loss per share for all periods has been computed in accordance with SFAS 128, “Earnings per Share.” Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the fiscal year.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The amounts used in calculating loss per share data are as follows:

	Three Months Ended		Six Months Ended
	July 1, 2006	June 30, 2007	July 1, 2006	June 30, 2007
Net loss for basic and diluted earnings per share	$(3,581)	$(5,033)	$(7,952)	$(7,378)

Weighted average shares outstanding—basic and diluted	44,993	46,391	44,836	46,195

Net loss per common share—basic and diluted	$(0.08)	$(0.11)	$(0.18)	$(0.16)

The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on net loss per share would have been anti-dilutive for the three- and six month periods ended:

	July 1, 2006	June 30, 2007
Stock units and awards	1,364	1,764
Stock options and warrants	5,631	4,777
Convertible notes	3,229	3,229

	10,224	9,770

The potential number of common shares and dilution from the Company’s Series A Junior Participating Preferred Stock from its Stockholders Right Plan cannot be determined because these shares are not exercisable unless certain future contingent events occur.

NOTE 10 – COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
	July 1, 2006	June 30, 2007	July 1, 2006	June 30, 2007
Net loss	$(3,581)	$(5,033)	$(7,952)	$(7,378)
Other comprehensive income (loss):
Net unrealized gain on available-for-sale securities	40	31	26	98
Unrealized gain on equity investment	(379)	—	(156)	—
Add: reclassification adjustment for losses realized in net income	379	—	2,027	—
Other	—	(17)	—	(14)

Other comprehensive income	40	14	1,897	84

Comprehensive loss	$(3,541)	$(5,019)	$(6,055)	$(7,294)

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

NOTE 11—MAJOR SUPPLIERS/ECONOMIC DEPENDENCY

The Company purchased inventory from one supplier amounting to $9,570 or 18.9% and $23,843 or 22.4% of total inventory purchased during the three- and six-month periods ended June 30, 2007 and $27,052 or 42.6% and $43,733 or 37.3% of total inventory purchased during the three-and six-month periods ended July 1, 2006. No other supplier amounted to more than 10% of inventory purchased.

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

NOTE 13—SUBSEQUENT EVENT

In July 2007, the Company completed a private placement of $150 million of unsecured 2.5% convertible senior notes due June 1, 2027, raising net proceeds of approximately $145 million, net of approximately $5 million of underwriter’s discount and issuance costs. The convertible unsecured notes bear interest at 2.5%, payable semi-annually on June 1 and December 1.

Holders may convert the notes into shares of the Company’s common stock at a conversion rate of 33.3333 shares per $1,000 principal amount of notes (representing a conversion price of approximately $30.00 per share), subject to adjustment, at any time prior to the close of business on the scheduled trading day immediately preceding March 1, 2014 and at any time on or after June 8, 2014 and prior to the close of business on the scheduled trading day immediately preceding March 1, 2027. Holders may convert, in whole or in part, into shares of the Company’s common stock (or cash or a combination of the Company’s common stock and cash, if the Company so elects) if (i) after any five consecutive trading day period in which the trading price of the notes was less than 98% of the product of the closing sale price of the Company’s common stock and the applicable conversion rate, (ii) after the calendar quarter ending September 30, 2007, if the closing sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect for the notes on the last trading day of the immediately preceding calendar quarter, (iii) upon the occurrence of specified corporate events or (iv) if the Company calls the notes for redemption.

Upon conversion, the Company will have the right to deliver, in lieu of shares of the Company’s common stock, cash or a combination of cash and shares of the Company’s common stock. At any time on or prior to the 25th scheduled trading day prior to the maturity date, the Company may irrevocably elect to satisfy its conversion obligation by delivering cash for the principal amount of the notes and, if applicable, shares of the Company’s common stock for any amount in excess thereof. If holders elect to convert their notes in connection with certain makewhole fundamental changes (as defined in the Indenture governing the Company’s 2.5% notes) that occurs on or prior to June 1, 2014, the Company will increase the applicable conversion rate for the notes such that the holders will be entitled to receive additional shares of common stock (or cash, or a combination of cash and shares of common stock, if the Company so elects) upon conversion. No adjustment to the conversion rate will be made if the stock price is less than $24.36 per share or if the stock price exceeds $100.00 per share.

At any time on or after June 8, 2014, the Company may redeem any of the notes for cash at a redemption price of 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the redemption date. If a fundamental change occurs prior to the maturity of the notes, the holders may require the Company to repurchase all or part of their notes at a

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

repurchase price of 100% of their principal amount, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, the holders may require the Company to repurchase all or part of their notes for cash on June 1 of 2014, 2017 and 2022, respectively, at a repurchase price equal to 100% of their principal amount, plus any accrued or unpaid interest, if any, to, but excluding, the date of repurchase.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements, as defined under federal securities law. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “opportunity,” “continue,” “project,” “forecast,” “confident,” “prospects,” “schedule” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on then-current expectations, beliefs, assumptions, estimates and forecasts about our business. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, consumer spending, the financial markets and the industries in which we and our partners operate, changes affecting the Internet, our ability to develop and maintain relationships with strategic partners and suppliers, our ability to timely and successfully develop, maintain and protect our technology and product and service offerings and execute operationally, our ability to attract and retain qualified personnel, our ability to successfully integrate our acquisitions of other businesses, if any, and the performance of acquired businesses. More information about potential factors that could affect us are described in Part II, Section IA under the heading “Risk Factors” in this report on Form 10-Q and in our Form 10-K. We expressly disclaim any intent or obligation to update these forward-looking statements.

Executive Overview

•

We are a leading provider of e-commerce solutions that enable retailers, branded manufacturers, entertainment companies and professional sports organizations to operate e-commerce businesses. We provide solutions for our partners through our integrated e-commerce platform, which is comprised of three components: technology, logistics and customer care and marketing services. Through our platform, we provide an e-commerce engine, Web store management tools, Web infrastructure and hosting, order management and processing, reporting and analytics, fulfillment and drop shipping, customer care, and buying. Through gsi interactive sm, our marketing services agency, we provide user experience and design, content creation (photography / copy), online marketing services, and e-mail marketing.

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

•

We grow our business by expanding the e-commerce businesses of our existing partners and by adding new partners. In the first six months of fiscal 2007, we signed agreements with seven new partners. In addition, we recently announced plans to broaden our long-term opportunity with two emerging growth initiatives: international and interactive marketing services. Generally, we launch the website of a new partner within three to nine months after entering into a contract with such new partner. We anticipate that new Web sites typically will contribute to our income from operations in their first full year of operations.

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

•

In June 2007, we opened our new fulfillment center in Richwood, Kentucky. The facility is approximately 540,000 square feet and we now manage nearly two million square feet of fulfillment center space. We installed new warehouse management software at the Richwood, Kentucky fulfillment center in connection with the opening of this facility.

•

In July 2007, we completed a convertible bond offering of $150 million. Our net proceeds from the offering were approximately $145 million after deducting underwriter’s discount and issuance costs. We expect to use the proceeds for working capital, general corporate purposes and possible acquisitions.

Results of Operations

Three-month period ended July 1, 2006 and June 30, 2007 (amounts in tables in millions):

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

	Second Qtr Fiscal 2006		Second Qtr Fiscal 2007		Second Qtr Fiscal 2007 vs. Second Qtr Fiscal 2006
	$	%	$	%	$ Change	% Change
Net revenues from product sales—sporting goods	$54.7	45.7%	$60.1	45.8%	$5.4	9.9%
Net revenues from product sales—other	39.8	33.3%	28.9	22.0%	(10.9)	(27.4%)

Net revenues from product sales	94.5	79.0%	89.0	67.8%	(5.5)	(5.8%)
Service fee revenues	25.1	21.0%	42.3	32.2%	17.2	68.5%

Net revenues	$119.6	100%	$131.3	100%	$11.7	9.8%

Net revenues from product sales in our sporting goods category increased due to growth from partners that operated for the entirety of both periods. Net revenues from product sales in our other category decreased primarily due to one partner that operated for the entirety of both periods. Included in net revenues from product sales is shipping revenue for partners for which we provide fulfillment services from both the owned-inventory model and the partner-inventory model of $14.4 million for the second quarter of fiscal 2007 and $12.0 million for the second quarter of fiscal 2006.

Service fee revenues increased $17.2 million in the second quarter of fiscal 2007 due to an increase of $8.8 million in e-commerce related service fees from partners that operated for the entirety of both periods, an increase of $8.1 million in e-commerce related service fees attributable to the addition of new partners that were launched after the second quarter of fiscal 2006, and an increase of $0.3 million in e-commerce related service fees from partners that operated for part of the second quarter of 2006 and all of the second quarter of 2007. Included in service fee revenues is marketing and other professional related service fees of $3.4 million for the second quarter of fiscal 2007 and $1.2 million for the second quarter of fiscal 2006.

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

	Second Qtr Fiscal 2006				Second Qtr Fiscal 2007				Second Qtr Fiscal 2007 vs. Second Qtr Fiscal 2006
	$	% of Product Sales	% of Service Fees	% of Net Revenue	$	% of Product Sales	% of Service Fees	% of Net Revenue	$ Change	% Change
Gross profit from product sales	$21.5	22.7%	—		$23.2	26.1%	—		$1.7	7.9%
Gross profit from service fees	25.1	—	100%		42.3	—	100%		17.2	68.5%

Gross profit	$46.6			39.0%	$65.5			49.9%	$18.9	40.6%

The increase in gross profit as a percentage of net revenues from 39.0% to 49.9% is primarily due to the larger percentage increase in gross profit from service fees than the percentage increase in gross profit from product sales, as service fees have no associated cost of revenue. In addition, the increase in gross profit percentage for product sales from 22.7% to 26.1% was primarily due to a higher percentage of product sales in our sporting goods category, which has a higher gross margin than product sales in the other category. Product sales in our sporting goods category represented 67.5% of total product sales in the second quarter of 2007 and 57.9% in the second quarter of 2006.

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

Depreciation and Amortization Expense: Depreciation and amortization expenses relate primarily to the depreciation of the facilities owned by us; our corporate facilities in King of Prussia, Pennsylvania and our Louisville, Kentucky fulfillment center; the depreciation and amortization of the capitalized costs for our purchased and internally-developed technology, including a portion of the cost related to the employees that developed such technology; hardware and software; and the depreciation of improvements, furniture and equipment at our corporate facilities, our fulfillment centers and our customer contact centers.

	Second Quarter of Fiscal 2006			Second Quarter of Fiscal 2007			Second Quarter of Fiscal 2007 vs. Second Quarter of Fiscal 2006
	$	% of Net Revenues	% of Gross Profit	$	% of Net Revenues	% of Gross Profit	$ Change	% Change
Sales and marketing expenses	$28.8	24.1%	61.8%	$41.3	31.5%	63.1%	$12.5	43.4%
Product development expenses	8.8	7.3%	18.9%	15.1	11.5%	23.1%	$6.3	71.6%
General and administrative expenses	7.9	6.6%	17.0%	10.4	7.9%	15.9%	$2.5	31.6%
Depreciation and amortization expenses	4.9	4.1%	10.5%	7.7	5.9%	11.8%	$2.8	57.1%

Total operating expenses	$50.4	42.1%	108.2%	$74.5	56.8%	113.9%	$24.1	47.8%

As a percentage of net revenues, sales and marketing expenses increased from 24.1% to 31.5%. The increase was primarily due to service fees increasing from 21.0% to 32.2% as a percentage of net revenues, and service fees having no associated cost of revenue. As a percentage of gross profit, sales and marketing expenses increased from 61.8% to 63.1% primarily due to start-up, occupancy and payroll expenses related to our new fulfillment center which commenced operations in the second quarter of fiscal 2007, an increase in revenue share expense related to growth in net revenue from product sales in the sporting goods category, and an increase in payroll and occupancy costs related to our second customer care center which commenced operations in the third quarter of fiscal 2006. In absolute dollars, sales and marketing increased $12.5 million primarily due to a $4.5 million increase in payroll costs principally at our fulfillment and customer care centers, a $3.3 million increase in partner revenue share expenses, a $2.4 million increase in credit card fees, a $1.0 million increase in marketing and catalog expenses, and a $1.3 million increase in other sales and marketing expenses. We continue to expect that sales and marketing expenses will increase in absolute dollars in 2007 compared to 2006, as we continue to grow by adding new partners and by expanding the e-commerce businesses of our existing partners as well as expanding our international operations and marketing services.

As a percentage of net revenues, product development expenses increased from 7.3% to 11.5%. The increase was primarily due to service fees increasing from 21.0% to 32.2% as a percentage of net revenues, and service fees having no associated cost of revenue. As a percentage of gross profit, product development expenses increased from 18.9% to 23.1%. This increase, as well as the increase in absolute dollars, was primarily due to payroll expenses and professional fees incurred for the second quarter partner launch, expected future partner launches and increased expenses to enhance the technology features and functionality on our platform. In the second quarter of fiscal 2007 we launched one partner website and plan to launch an additional seven partner websites during the remainder of fiscal 2007, including three partner websites that launched in July 2007. The $6.3 million increase in absolute dollars was primarily due to a $3.8 million increase in personnel and related costs, a $1.1 million increase in professional fees and a $1.4 million increase in other product development costs. We continue to expect that product development expenses will increase in absolute dollars in 2007 compared to 2006, as we plan to continue to launch additional partner websites and invest in our platform as we enhance and expand our capabilities for the purpose of growing our partners’ e-commerce businesses.

As a percentage of net revenues, general and administrative expenses increased from 6.6% to 7.9%. The increase was primarily due to service fees increasing from 21.0% to 32.2% as a percentage of net revenues, and service fees having no associated cost of revenue. As a percentage of gross profit, general and administrative expenses decreased from 17.0% to 15.9% primarily due to our ability to utilize our existing infrastructure to support more growth in our business. In absolute dollars, general and administrative expenses increased $2.5 million primarily due to a $0.7 million increase in personnel and related costs, a $0.7 million increase in bad debt expense and a $1.1 million increase in other general and administrative expenses. We continue to expect that general and administrative expenses will increase in absolute dollars in 2007 compared to 2006, as we continue to grow by adding new partners and by expanding the e-commerce businesses of our existing partners as well as expanding our international operations and marketing services.

Depreciation and amortization expenses increased $2.8 million primarily due to increased technology purchases and capitalized costs related to internal-use software. The increase in amortization expense was primarily due to the amortization of an intangible asset related to the purchase of the remaining minority interest of a joint venture.

Results of Operations

Six-month period ended July 1, 2006 and June 30, 2007 (amounts in tables in millions):

Net Revenues

	First Six Months of Fiscal 2006		First Six Months of Fiscal 2007		First Six Months of Fiscal 2007 vs. First Six Months of Fiscal 2006
	$	%	$	%	$ Change	% Change
Net revenues from product sales - sporting goods	$110.6	47.3%	$136.9	49.3%	$26.3	23.8%
Net revenues from product sales - other	75.6	32.3%	60.8	21.9%	(14.8)	(19.6)%

Net revenues from product sales	186.2	79.6%	197.7	71.2%	11.5	6.2%
Service fee revenues	47.7	20.4%	79.8	28.8%	32.1	67.3%

Net revenues	$233.9	100%	$277.5	100%	$43.6	18.6%

Net revenues from product sales increased $11.5 million in the first six months of fiscal 2007. Of this increase, $20.1 million was attributable to growth in sales from partners’ e-commerce businesses that were operated for part of the first six months of fiscal 2006 and all of the first six months of fiscal 2007, $0.1 million was attributable to the addition of partners that were launched after the second quarter of fiscal 2006, offset by a decrease of $8.7 million in sales from partners’ e-commerce businesses that were operated for the entirety of both periods. This decrease was due to a decline in product sales for one non-sporting goods partner. Net revenues from product sales included shipping revenue from certain partners from both our owned-inventory model and our partner-inventory model of $30.3 million for the first six months of fiscal 2007 and $23.5 million for the first six months of fiscal 2006.

Service fee revenues increased $32.1 million in the first six months of fiscal 2007 due to an increase of $15.4 million in e-commerce related service fees attributable to the addition of new partners that were launched after the second quarter of fiscal 2006, an increase of $14.5 million in e-commerce related service fees from partners that operated for the entirety of both periods, and an increase of $2.2 million in e-commerce related service fees from partners that operated for part of the first six months of fiscal 2006 and all of the first six months of fiscal 2007. Included in service fee revenues is marketing and other professional related service fees of $5.8 million for the first six months of fiscal 2007 and $1.9 million for the first six months of fiscal 2006.

Gross Profit

	First Six Months of Fiscal 2006				First Six Months of Fiscal 2007				First Six Months of Fiscal 2007 vs. First Six Months of Fiscal 2006
	$	% of Product Sales	% of Service Fees	% of Net Revenue	$	% of Product Sales	% of Service Fees	% of Net Revenue	$ Change	% Change
Gross profit from product sales	$46.1	24.8%	—		$55.2	27.9%	—		$9.1	19.7%
Gross profit from service fees	47.7	—	100%		79.8	—	100%		32.1	67.3%

Gross profit	$93.8			40.1%	$135.0			48.6%	$41.2	43.9%

The increase in gross profit as a percentage of net revenues from 40.1% to 48.6% is primarily due to the larger percentage increase in service fees than the percentage increase in product sales, which service fees have no associated cost of revenue. In addition, the increase in gross profit percentage for product sales from 24.8% to 27.9% was mainly due to increased sales for sporting goods, which have a higher gross margin than product sales in the other category.

Operating Expenses

	First Six Months of Fiscal 2006			First Six Months of Fiscal 2007			First Six Months of Fiscal 2007 vs. First Six Months of Fiscal 2006
	$	% of Net Revenues	% of Gross Profit	$	% of Net Revenues	% of Gross Profit	$ Change	% Change
Sales and marketing expenses	$59.6	25.5%	63.5%	$85.5	30.8%	63.3%	$25.9	43.5%
Product development expenses	17.1	7.3%	18.2%	28.8	10.4%	21.3%	11.7	68.4%
General and administrative expenses	15.3	6.5%	16.3%	19.8	7.1%	14.7%	4.5	29.4%
Depreciation and amortization expenses	9.4	4.0%	10.0%	14.6	5.3%	10.8%	5.2	55.3%

Total operating expenses	$101.4	43.3%	108.0%	$148.7	53.6%	110.1%	$47.3	46.6%

As a percentage of net revenues, sales and marketing expenses increased from 25.5% to 30.8%. The increase was primarily due to service fees increasing from 20.4% to 28.8% as a percentage of net revenues, and service fees having no associated cost of revenue. As a percentage of gross profit, sales and marketing expenses decreased slightly primarily due to a decrease in stock-based compensation expense related to the amortization of deferred partner revenue share charges for one partner (see Item 1 of Part 1, Financial Statements – Note 2—Summary of Significant Accounting Policies) partially offset by increases in start-up, occupancy and payroll expenses related to our new Richwood fulfillment center which commenced operations in the second quarter of fiscal 2007, revenue share expenses related to growth in net revenue from product sales in the sporting goods category as well as revenue share expense for the one partner discussed above that was classified as stock-based compensation expense in the first six months of fiscal 2006, and payroll and occupancy costs related to our second customer care center which commenced operations in the third quarter of fiscal 2006. In absolute dollars, sales and marketing increased $25.9 million primarily due to a $9.6 million increase in payroll costs principally at our fulfillment and customer care centers, a $5.9 million increase in partner revenue share expenses, a $5.0 million increase in credit card fees, a $2.8 million increase in marketing and catalog expenses, and a $2.6 million increase in other sales and marketing expenses. We continue to expect that sales and marketing expenses will increase in absolute dollars in 2007 compared to 2006, as we continue to grow by adding new partners and by expanding the e-commerce businesses of our existing partners as well as expanding our international operations and marketing services.

As a percentage of net revenues, product development expenses increased from 7.3% to 10.4%. The increase was primarily due to service fees increasing from 20.4% to 28.8% as a percentage of net revenues, and service fees having no associated cost of revenue. As a percentage of gross profit, product development expenses increased from 18.2% to 21.3%. This increase, as well as the increase in absolute dollars, was primarily due to payroll expenses and professional fees incurred for partner launches that occurred during the first six months of fiscal 2007, expected future partner launches and increased expenses to enhance the technology features and functionality on our platform. In the first six months of fiscal 2007 we launched three partner websites and plan to launch an additional seven partner websites during the remainder of fiscal 2007, including three partner websites that launched in July 2007. The absolute dollar increase of $11.7 million was primarily due to a $6.2 million increase in personnel and related costs, a $3.2 million increase in professional fees and a $2.3 million increase in other product development costs. We continue to expect that product development expenses will increase in absolute dollars in 2007 compared to 2006, as we plan to continue launch additional partner websites and to invest in our platform as we enhance and expand our capabilities for the purpose of growing our partners’ e-commerce businesses.

As a percentage of net revenues, general and administrative expenses increased from 6.5% to 7.1%. The increase was primarily due to service fees increasing from 20.4% to 28.8% as a percentage of net revenues, and service fees having no associated cost of revenue. As a percentage of gross profit, general and administrative expenses decreased from 16.3% to 14.7% primarily due to our ability to utilize our existing infrastructure to support more growth in our business. In absolute dollars, general and administrative expenses increased $4.5 million primarily due to a $1.7 million increase in personnel and related costs incurred to support the growth of our business, a $1.2 million increase in bad debt expense and a $1.6 million increase in other general and administrative costs. We continue to expect that general and administrative expenses will increase in absolute dollars in 2007 compared to 2006, as we continue to grow by adding new partners and by expanding the e-commerce businesses of our existing partners as well as expanding our international operations and marketing services.

Depreciation and amortization expenses increased $5.2 million in the first six months of fiscal 2007. The increase in depreciation was primarily due to increased technology purchases and capitalized costs related to internal-use software. The increase in amortization expense was primarily due to the amortization of an intangible asset related to the purchase of the remaining minority interest of a joint venture.

Income Taxes

We recorded a benefit for income taxes of $4.5 million in the first six months of fiscal 2007. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate which is 38.5% for fiscal 2007 plus any discrete items that effect taxes that occur during the quarter.

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

Effective December 31, 2006, we adopted the provisions of Financial Accounting Standards Board’s Interpretation 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain position was previously recognized if it was probable of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash within 12 months of the reporting date.

Liquidity and Capital Resources

	Six Months Ended
	July 1, 2006	June 30, 2007
	(in millions)
Net cash provided by (used in):
Operating activities	$(16.3)	$(38.0)
Investing activities	$(16.3)	$(4.8)
Financing activities	$4.5	$4.5

Our principal sources of liquidity are our cash, cash equivalents and marketable securities. Our cash, cash equivalents, and marketable securities were $128.1 million as of the end of the second quarter of 2007 and $184.5 million as of the end of the fiscal 2006.

We had working capital of $108.1 million as of the end of the second quarter of fiscal 2007 and $125.2 million as of the end of fiscal 2006, and we had an accumulated deficit of $127.7 million as of the end of the second quarter of fiscal 2007 and $120.3 million as of the end of fiscal 2006.

We used approximately $38.0 million in net cash for operating activities during the first six months of fiscal 2007. Our principal sources of operating cash during the first six months of fiscal 2007 include: payments received from sales transactions that flow through our platform including e-commerce businesses operated under both our owned-inventory model and partner-inventory model. Payments received from customers in our owned-inventory model generally approximate our net revenues from product sales and payments received from sales transactions operated under our partner-inventory model, net of periodic payments to such partners, generally approximate our service fee revenues. Our principal uses of operating cash during the first six months of fiscal 2007 were cash paid to product suppliers, which generally approximates our cost of revenues from product sales, employee compensation and partner revenue share payments. Changes in our operating assets and liabilities during the first six months of fiscal 2007 resulted in a net cash outflow of $44.3 million. The most significant change was a decrease in accounts payable, accrued expenses and other, offset, in part, by a decrease in accounts receivable and inventory as compared to the end of fiscal 2006. The decrease in accounts payable, accrued expenses and other was due primarily to the seasonality of our business, in which we derived a higher sales volume in the fourth quarter of fiscal 2006. Our investing activities during the first six months of fiscal 2007 consisted primarily of $22.7 million paid in capital expenditures, partially offset by $17.9 million in net sales of marketable securities. Our financing activities during the first six months of fiscal 2007 consisted primarily of the receipt of $4.8 million in gross proceeds from exercises of common stock options.

We used approximately $16.3 million in net cash for operating activities during the first six months of fiscal 2006. Our principal sources of operating cash during the first six months of fiscal 2006 were payments received from customers in our owned-inventory model and from partners in our partner-inventory model, which generally approximate our net revenues from product sales and our service fee revenues, respectively. Our principal uses of operating cash during the first six months of fiscal 2006 were cash paid to product suppliers, which generally approximates our cost of revenues from product sales, employee compensation and partner revenue share payments. Changes in our operating assets and liabilities during the first six months of fiscal 2006 resulted in a net cash outflow of $23.3 million. The most significant change was a decrease in accounts payable, accrued expenses and other, offset, in part, by an increase in deferred revenue compared to the end of fiscal 2005. The decrease in accounts payable, accrued expenses and other was due primarily to a decrease in partner revenue share payments due at the end of the first quarter of fiscal 2006, which was related to higher sales volume in the fourth quarter of fiscal 2005. Our investing activities during the first quarter of fiscal 2006 consisted primarily of $14.3 million paid in capital expenditures and the acquisition of all of the outstanding shares of GSI Europe for $2.6 million and the investment in WebCollage Inc. for $2.4 million. Offsetting these outflows, we received cash of $2.9 million from a government economic development grant for the construction and renovation of our headquarters. Our financing activities during the first six months of fiscal 2006 consisted primarily of the receipt of $5.1 million in gross proceeds from exercises of common stock options and warrants.

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

Certain Related Party Transactions

As of July 31, 2007, Liberty Media Corporation, through its subsidiary QVC, Inc. (“QVC”), and QVC’s affiliate QK Holdings, Inc., beneficially owned approximately 19.9% of our outstanding common stock. On June 15, 2006, QK Holdings, Inc. exercised its warrant to purchase 300,000 shares of our common stock at an exercise price of $6.00 per share. We received $1.8 million in proceeds from the exercise of the warrants.

On April 13, 2007 we entered into an E-Commerce Distribution Agreement with QVC, Inc. (the “New QVC Agreement”) that will replace our existing agreement with iQVC, a division of QVC, under which we provide technology, procurement and fulfillment services for QVC, including selling sporting goods, recreational and/or fitness related equipment and related products, apparel and footwear to QVC for resale through the QVC Web site. Under the New QVC Agreement we will provide procurement and fulfillment services for QVC, including selling sporting goods, recreational and/or fitness related equipment and related products, apparel and footwear to QVC for resale through the QVC Web site. The terms of these sales are comparable to those with other similar partners. We recognized net revenues of $0.2 million during the first six months of fiscal 2007 on sales to QVC.

On May 11, 2007, we entered into an agreement with QVC, Inc., pursuant to which GSI makes NFL licensed merchandise available to QVC for QVC to sell both on its website and on live direct response television programs. GSI will be the exclusive provider of NFL licensed merchandise to QVC, subject to limited exceptions, and the GSI fulfillment network will fulfill product orders received from QVC’s website and the QVC live direct response programs. We have not recognized any revenues for sales of NFL licensed merchandise to QVC.

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

There have been no significant changes in market risks for the six-month period ended June 30, 2007. See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 filed with the Securities and Exchange Commissions (“SEC”) on March 13, 2007.

ITEM 4:	CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation, as of June 30, 2007, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e).

Based on this evaluation, our chief executive officer and our chief financial officer have concluded that, as of June 30, 2007, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective at the reasonable assurance level, to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. We monitor and evaluate on an ongoing basis our internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, we modify and refine our internal processes and controls as conditions warrant. As required by Rule 13a-15(d), our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the following change was identified during the quarter ended June 30, 2007: We installed new warehouse management software in our Richwood, Kentucky fulfillment center in connection with the opening of this facility. Following a period of evaluation at our Richwood, Kentucky facility, we intend to replace our existing warehouse management software and install the new warehouse management software in each of the other fulfillment centers we operate in fiscal 2008.

PART II – OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS.

See Item 1 of Part I, “Financial Statements – Note 6- Commitments and Contingencies.”

ITEM 1A:	RISK FACTORS.

Our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in our Form 10-K for the fiscal year ended December 30, 2006.

Risks Related to Our Business

We plan to continue to expand our business internationally which may cause our business to become increasingly susceptible to numerous international business risks and challenges. We have limited experience in international operations.

We believe that the current globalization of the economy requires businesses to consider pursuing international expansion. We ship certain products to Canada and other countries. In addition, in January 2006, we completed the acquisition of Aspherio, a Barcelona, Spain-based provider of outsourced e-commerce solutions, now known as GSI Commerce International. Because our growth strategy involves expanding our business internationally, we intend to continue to expand our international efforts. However, we have limited experience in international business, and we cannot assure you at our international expansion strategy will be successful. To date, however, our international business activities have been limited. Our lack of a track record outside the United States increase the risks described below. In addition, or experience in the United States may not be relevant to establishing a business outside the United States. Accordingly, our international expansion strategy is subject to significant execution risk, as we cannot assure you that our strategy will be successful. For the year ended December 30, 2006, substantially all of our net revenues, operating results and assets were in the United States.

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

Risks Related to Our Common Stock

We may enter into future acquisitions and take certain actions in connection with such acquisitions that could affect the price of our common stock, and, therefore, the value of the notes.

As part of our growth strategy, we expect to review acquisition prospects that would offer growth opportunities and we may acquire businesses, products or technologies in the future. In the event of future acquisitions, we could:

•	use a significant portion of our available cash;

•	issue equity securities, which would dilute current stockholders’ percentage ownership;

•	incur substantial debt;

•	incur or assume contingent liabilities, known or unknown;

•	incur amortization expenses related to intangibles; and

•	incur large, immediate accounting write-offs.

Such actions by us could harm our results from operations and adversely affect the price of our common stock.

Future sales of our common stock in the public market or the issuance of securities senior to our common stock could adversely affect the trading price of our common stock and our ability to raise funds in new securities offerings.

Future sales of our common stock, the perception that such sales could occur or the availability for future sale of shares of our common stock or securities convertible into or exercisable for our common stock could adversely affect the market prices of our common stock prevailing from time to time and could impair our ability to raise capital through future offerings of equity or equity-related securities. In addition, we may issue common stock or equity securities senior to our common stock in the future for a number of reasons, including to finance our operations and business strategy, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of options or for other reasons.

As of June 30, 2007, there were 3,389,678 shares available for new awards under the 2005 plan. Additionally, in the event of the cancellation, expiration, forfeiture or repurchase of any of the 4,455,233 shares of common stock that were subject to outstanding awards granted under the 1996 plan as of June 30, 2007, such shares would become available for issuance under the 2005 plan. In order to attract and retain key personnel, we may issue additional securities, including stock options, restricted stock grants and shares of common stock, in connection with our employee benefit plans, or may lower the price of existing stock options. No prediction can be made as to the effect, if any, that sale, or the availability for sale, of substantial amounts of common stock by our existing stockholders pursuant to an effective registration statement.

Conversion of our convertible notes will dilute the ownership interest of existing stockholders.

In June 2005, we issued $57.5 million principal amount of our convertible notes due 2025 (the 3% convertible notes) and in July 2007 we issued $150 million principal amount of our convertible notes due 2027 (the 2.5% convertible notes), which are all convertible into shares of our common stock. Under certain circumstances, a maximum of 6,157,635 shares of common stock could be issued upon conversion of the 2.5% convertible notes and a maximum of 3,874,661 shares of common stock could be issued upon conversion of the 3% convertible notes, in each case, subject to adjustment for stock dividends, stock splits, cash dividends, certain tender offers, other distributions and similar events. The conversion of some or all of these notes will dilute the ownership interest of existing stockholders. Any sales in the public market of the common stock issuable upon such conversions could adversely affect prevailing market prices of our common stock. In addition, the existence of these notes could encourage short selling by market participants because the conversion of the notes could depress the price of our common stock.

Risks Related to Our Indebtedness

Our convertible notes could adversely affect our financial condition. We are not prohibited from incurring additional debt.

On June 1, 2005, we completed an offering of $57.5 million aggregate principal amount of our convertible notes due 2025. Including these notes, we have approximately $82.8 million of indebtedness outstanding as of June 30, 2007.

Following the end of the fiscal quarter ended June 30, 2007, on July 5, 2007, we completed an offering of $150 million aggregate principal amount of our convertible notes due 2027 which increased our aggregate indebtedness outstanding by $150 million to $232.8 million. Our indebtedness could have important consequences to you. For example, it could:

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

We may incur substantial additional debt in the future. The terms of the convertible notes will not prohibit us or our subsidiaries from doing so. If new debt is added, the related risks described above could intensify. In addition, in the event of default, the notes will become due prior to their stated maturity and it would adversely affect our financial condition.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See the information set forth in Sections 1.01 and 3.02 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2007 which sections are incorporated herein by reference.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS WHO ARE NOT ALSO DIRECTORS.

On June 15, 2007, we held our Annual Meeting of Stockholders. Proxies were solicited for the Annual Meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934. At the Annual Meeting, the following matters were voted on:

1. Election of the following persons as directors of GSI Commerce, Inc., to serve for a one-year term and until their successors are duly elected and qualified:

	No. of Votes
Name	For	Withhold
M. Jeffrey Branman	44,251,159	443,773
Michael J. Donahue	44,341,768	353,164
Ronald D. Fisher	33,592,675	11,102,257
John A. Hunter	33,593,838	11,101,904
Mark S. Menell	44,346,228	348,704
Jeffrey F. Rayport	43,193,945	1,500,987
Michael G. Rubin	44,011,497	683,435
Andrea M. Weiss	33,737,280	10,957,652

2. Approval of an amendment to the Company’s 2005 Equity Incentive Plan to increase the number of shares of the Company’s common stock, par value $.01 per share, reserved and issuable under the 2005 Equity Incentive Plan by 3,000,000 shares.

No. of Votes
For	Against	Abstain	Broker Non-Votes
28,283,593	12,351,474	13,587	4,046,278

3. Approval of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm.

No. of Votes
For	Against	Abstain
44,565,930	70,527	58,473

ITEM 5:	OTHER INFORMATION.

None

ITEM 6:	EXHIBITS.

4.1	Form of 2.50% Convertible Senior Note due 2027 (filed with the Company’s Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference)

4.2	Indenture dated as of July 2, 2007 between the Company and The Bank of New York, as trustee (filed with the Company’s Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference)

4.3	Registration Rights Agreement dated as of July 2, 2007 between the Company and Goldman, Sachs & Co. (filed with the Company’s Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference)

10.1	Purchase Agreement dated June 27, 2007 between the Company and Goldman, Sachs & Co. (filed with the Company’s Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf on the date indicated by the undersigned thereunto duly authorized.

Date: August 8, 2007

GSI COMMERCE, INC.

By:	/s/ MICHAEL G. RUBIN
Michael G. Rubin
Chairman, President and Chief Executive Officer

By:	/s/ MICHAEL R. CONN
Michael R. Conn
Executive Vice President, Finance and Chief Financial Officer
(principal financial officer & principal accounting officer)