Form 10-Q
period 2007-09-29
GSI COMMERCE INC
filed 2007-11-08
CIK 828750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

or

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

There were 46,710,887 shares of the registrant’s Common Stock outstanding as of the close of business on October 31, 2007.

GSI COMMERCE, INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2007

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

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	December 30, 2006	September 29, 2007
ASSETS
Current assets:
Cash and cash equivalents	$71,382	$93,943
Marketable securities	113,074	72,300
Accounts receivable, net of allowance of $1,078 and $1,276	38,681	39,631
Inventory	46,816	52,758
Deferred tax assets	10,403	11,520
Prepaid expenses and other current assets	6,409	14,761

Total current assets	286,765	284,913

Property and equipment, net	106,204	148,273
Goodwill	17,786	88,556
Intangible assets, net of accumulated amortization of $441 and $1,593	2,027	19,855
Equity investments and other	2,435	2,777
Long-term deferred tax assets	36,792	47,338
Other assets, net of accumulated amortization of $11,926 and $13,617	11,548	16,768

Total assets	$463,557	$608,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76,553	$55,677
Accrued expenses and other	72,740	71,579
Deferred revenue	11,790	15,832
Current portion – long-term debt and capital leases	510	2,399

Total current liabilities	161,593	145,487

Convertible notes	57,500	207,500
Long-term debt and capital leases	12,856	26,893
Deferred revenue and other	3,901	3,782

Total liabilities	235,850	383,662

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding as of December 30, 2006 and September 29, 2007	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 45,878,527 and 46,662,912 shares issued as of December 30, 2006 and September 29, 2007, respectively; 45,878,324 and 46,662,709 shares outstanding as of December 30, 2006 and September 29, 2007, respectively	458	466
Additional paid in capital	347,676	358,121
Accumulated other comprehensive (loss) income	(97)	25
Accumulated deficit	(120,330)	(133,794)

Total stockholders’ equity	227,707	224,818

Total liabilities and stockholders’ equity	$463,557	$608,480

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 29, 2007	September 30, 2006	September 29, 2007
Revenues:
Net revenues from product sales	$84,673	$91,298	$270,856	$289,053
Service fee revenues	33,802	45,987	81,490	125,780

Net revenues	118,475	137,285	352,346	414,833
Cost of revenues from product sales	60,811	65,258	200,914	207,843

Gross profit	57,664	72,027	151,432	206,990

Operating expenses
Sales and marketing, inclusive of $668, $774, $3,046 and $2,084 of stock-based compensation	34,824	47,321	94,398	132,802
Product development, inclusive of $215, $395, $635 and $1,026 of stock-based compensation	13,944	15,925	31,111	44,737
General and administrative, inclusive of $1,232, $1,006, $2,205 and $2,708 of stock-based based compensation	9,465	11,198	24,827	31,014
Depreciation and amortization	5,535	9,129	14,912	23,744

Total operating expenses	63,768	83,573	165,248	232,297

Loss from operations	(6,104)	(11,546)	(13,816)	(25,307)

Other (income) expense:
Interest expense	776	2,075	2,332	3,842
Interest income	(1,445)	(3,342)	(4,428)	(7,025)
Other expense, net	194	28	101	51
Impairment on investment	737	—	2,763	—

Total other (income) expense	262	(1,239)	768	(3,132)

Loss before income taxes	(6,366)	(10,307)	(14,584)	(22,175)
Benefit for income taxes	(151)	(4,221)	(149)	(8,711)

Net loss prior to cumulative effect of change in accounting principle	(6,215)	(6,086)	(14,435)	(13,464)
Cumulative effect of change in accounting principle	—	—	268	—

Net loss	$(6,215)	$(6,086)	$(14,167)	$(13,464)

Basic and diluted loss per share:
Prior to cumulative effect of change in accounting principle	$(0.14)	$(0.13)	$(0.32)	$(0.29)

Cumulative effect of change in accounting principle	$—	$—	$0.01	$—

Net loss	$(0.14)	$(0.13)	$(0.31)	$(0.29)

Weighted average shares outstanding - basic and diluted	45,344	46,567	45,005	46,320

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2006	September 29, 2007
Cash Flows from Operating Activities:
Net loss	$(14,167)	$(13,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,912	23,744
Stock-based compensation	5,886	5,818
Loss on impairment of investment and sales of marketable securities	2,763	80
Loss on disposal of equipment	334	36
Deferred tax assets	—	(8,783)
Cumulative effect of change in accounting principle	(268)	—
Changes in operating assets and liabilities:
Accounts receivable, net	912	9,063
Inventory	(8,727)	(5,930)
Prepaid expenses and other current assets	(4,644)	(5,228)
Other assets, net	(2,414)	995
Accounts payable and accrued expenses and other	(26,155)	(45,056)
Deferred revenue	5,732	3,052

Net cash used in operating activities	(25,836)	(35,673)
Cash Flows from Investing Activities:
Payments for acquisitions of businesses, net of cash acquired	(5,847)	(92,889)
Cash paid for property and equipment, including internal use software	(26,955)	(40,301)
Proceeds from government grant related to corporate headquarters	2,925	—
Other deferred cost	95	—
Cash paid for equity investment	(2,435)	—
Purchases of marketable securities	(172,315)	(263,640)
Sales of marketable securities	191,803	304,051

Net cash used in investing activities	(12,729)	(92,779)
Cash Flows from Financing Activities:
Proceeds from convertible notes	—	150,000
Issuance costs paid for convertible notes	—	(5,080)
Repayments of capital lease obligations	(388)	(342)
Repayments of mortgage note	(139)	(135)
Proceeds from exercise of common stock options	5,252	6,544

Net cash provided by financing activities	4,725	150,987

Effect of exchange rate changes on cash and cash equivalents	28	26

Net (decrease) increase in cash and cash equivalents	(33,812)	22,561
Cash and cash equivalents, beginning of period	48,361	71,382

Cash and cash equivalents, end of period	$14,549	$93,943

Supplemental Cash Flow Information
Cash paid during the period for interest	$1,975	$2,222
Cash paid during the period for income taxes	—	564
Noncash Investing and Financing Activities:
Increase in accrual for purchases of property and equipment	21	3,840
Equipment financed under capital lease	—	14,563
Common stock issued to finance acquisition	1,300	—

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

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

Reclassifications: In order to conform to its current year presentation of intangible assets as a separate line item on the Condensed Consolidated Balance Sheets, as a result of the acquisition disclosed in Note 5, the Company reclassified its intangible assets with a cost of $2,468 and a net book value of $2,027 from other assets, net to intangible assets, net in its Condensed Consolidated Balance Sheet as of December 30, 2006.

Other Assets, Net: Other assets, net consists primarily of deferred partner revenue share charges, prepaid revenue share payments, and the offering discounts and issuance costs related to the June 2005 and July 2007 convertible debt offerings.

Deferred partner revenue share charges, resulting from the exercise of a right to receive 1,600 shares of the Company’s common stock in lieu of future cash partner revenue share payments, were $3,591 as of September 29, 2007 and $4,351 as of December 30, 2006. As a result of certain revenue thresholds being achieved in fiscal 2006, the remaining partner revenue share charges related to the exercise of common stock are being amortized on a straight-line basis over the remaining term of the contract. Stock-based compensation expense related to the amortization of deferred partner revenue share charges was $253 and $760 for the three- and nine-month periods ended September 29, 2007 and $410 and $2,374 for the three- and nine-month periods ended September 30, 2006, and is reflected within sales and marketing expenses in the Condensed Consolidated Statements of Operations. Upon achievement of the revenue thresholds, the Company began making the partner revenue share payments in cash. Such payments are reflected as revenue share expense within sales and marketing expenses in the Condensed Consolidated Statements of Operations.

The total prepaid revenue share payments included in other assets were $1,875 as of September 29, 2007 and $2,438 as of December 30, 2006 and are being amortized on a straight-line basis over the remaining term of the contract within sales and marketing expenses in the Condensed Consolidated Statements of Operations.

The offering discounts and issuance costs related to the June 2005 and July 2007 offerings of $207,500 aggregate convertible notes had a cost of $7,668 and a net book value of $6,279 as of September 29, 2007 and a cost of $2,589 and a net book value of $1,769 as of December 30, 2006. The offering discounts and issuance costs are being amortized using the

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

straight-line method which approximates the effective interest method. Total amortization related to the offering discounts and issuance costs, which is reflected as a portion of interest expense, was $310 and $569 for the three- and nine-month periods ended September 29, 2007 and $129 and $388 for the three- and nine-month periods ended September 30, 2006.

Intangible Assets, Net: Intangible assets, net, which primarily relate to intangible assets recorded as part of the Accretive Commerce, Inc. acquisition (see Note 5), have a cost of $21,448 and a net book value of $19,855 as of September 29, 2007 and a cost of $2,468 and a net book value of $2,027 as of December 30, 2006. Amortization expense for intangible assets was $378 and $1,152 for the three- and nine-month periods ended September 29, 2007 and $14 and $51 for the three- and nine-month periods ended September 30, 2006. Expected annual amortization expense of intangible assets for the next five years is as follows: $3,379 for the remainder of fiscal 2007, $6,902 for fiscal 2008, $4,203 for fiscal 2009, $3,144 for fiscal 2010, $1,595 for fiscal 2011, and $387 for fiscal 2012. The weighted-average amortization period for intangible assets is four years.

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

The Company recognizes revenue from product sales, which includes shipping revenue, net of estimated returns based on historical experience and current trends, upon shipment of products to customers. The majority of product sales are shipped from the Company’s fulfillment centers. The Company also relies upon vendors to ship products directly to customers on its behalf. The Company acts as principal in these transactions, as orders are initiated directly through the e-commerce businesses that the Company operates, the Company takes title to the goods at the shipping point and has the economic risk related to collection, customer care and returns. The Company recognizes revenue from shipping when products are shipped and title and significant risks of ownership passes to the customer. Net revenue from product sales includes shipping revenue for partners that the Company provides fulfillment services from both the owned inventory model and the partner inventory model.

The Company pays a percentage of the revenues generated from the product sales through the e-commerce businesses that the Company operates to the Company’s respective partners in exchange for the rights to use their brand names and the promotions and advertising that its partners agree to provide. The Company refers to these payments as partner revenue share charges. The Company has considered the revenue reduction provisions addressed in EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” (“EITF 01-09”) and believes that the payment of partner revenue share charges, or the issuance of warrants or stock in lieu of cash partner revenue share charges, to its partners should not result in any reduction of revenues. EITF 01-09 addresses consideration paid to parties along a distribution chain. The Company purchases merchandise from its vendors, at its discretion, and is responsible for paying those vendors. The amounts purchased and the prices paid to the Company’s vendors are not in any way impacted by the revenue share provisions of the Company’s agreements with its partners. Accordingly, the Company’s partners and vendors are not linked in the distribution chain and the Company believes that the provisions of EITF 01-09 do not apply.

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

The Company follows EITF 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables,” for revenue arrangements that include multiple deliverables. The revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: the delivered item has value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items and delivery of any undelivered item is probable and substantially in control of the Company.

The Company does not specifically record “cost of service fee revenues” as these costs are incurred by the Company’s fee-based partners rather than by the Company. Operating expenses relating to service fee revenues consist primarily of personnel and other costs associated with the Company’s engineering, production and creative departments which are included in product development expense, as well as fulfillment costs and personnel and other costs associated with its marketing and customer care departments which are included in sales and marketing expense in the Condensed Consolidated Statements of Operations.

Sales and Marketing: Sales and marketing expenses include fulfillment costs, customer care costs, credit card fees, partner revenue share charges, net advertising and promotional expenses incurred by the Company on behalf of its partners’ e-commerce businesses, and payroll related to the buying, business management and marketing functions of the Company. Partner revenue share charges are payments made to the Company’s partners in exchange for the use of their brands, the promotion of partners’ URLs, Web sites and toll-free telephone numbers in the partners’ marketing and communications materials, the implementation of programs to provide incentives to customers to shop through the e-commerce businesses that the Company operates for its partners and other programs and services provided to the customers of the e-commerce businesses that the Company operates for its partners, net of amounts reimbursed to the Company by its partners. Partner revenue share charges were $5,700 and $17,496 for the three- and nine-month periods ended September 29, 2007, and $5,386 and $11,241 for the three- and nine-month periods ended September 30, 2006.

Shipping and Handling Costs: The Company defines shipping and handling costs as only those costs incurred for a third-party shipper to transport products to the customer and these costs are included in cost of revenues from product sales to the extent of shipping revenue. In some instances, shipping and handling costs exceed shipping charges to the customer and are subsidized by the Company. Additionally, the Company selectively offers promotional free shipping whereby it ships merchandise to customers free of all shipping and handling charges. The cost of promotional free shipping and subsidized shipping and handling was $519 and $2,708 for the three- and nine-month periods ended September 29, 2007, and $0 and $2,434 for the three- and nine-month periods ended September 30, 2006 and is included in sales and marketing expenses in the Condensed Consolidated Statements of Operations.

Fulfillment Costs: The Company defines fulfillment costs as personnel, occupancy and other costs associated with its fulfillment centers, personnel and other costs associated with its logistical support and vendor operations departments and third-party warehouse and fulfillment services costs. Fulfillment costs were $15,252 and $37,997 for the three- and nine-month periods ended September 29, 2007, and $9,431 and $25,765 for the three- and nine-month periods ended September 30, 2006, and are included in sales and marketing expenses in the Condensed Consolidated Statements of Operations.

Advertising: The Company expenses the cost of advertising, which includes online marketing fees, media, agency and production expenses, in accordance with the American Institute of Certified Public Accountants Accounting Standards Executive Committee’s Statement of Position 93-7, “Reporting on Advertising Costs” (“SOP 93-7”). Advertising production costs are expensed the first time the advertisement runs. Online marketing fees and media (television, radio and print) placement costs are expensed in the month the advertising appears. Agency fees are expensed as incurred. Advertising and promotional expenses are net of amounts reimbursed to the Company by its partners. Advertising expenses were $3,442 and $10,460 for the three- and nine-month periods ended September 29, 2007, and $3,598 and $8,801 for the three-and nine-month periods ended September 30, 2006, and are included in sales and marketing expenses in the Condensed Consolidated Statements of Operations.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Catalog Costs: Direct response advertising consists primarily of creative design, paper, printing, postage, and mailing costs, which are capitalized and amortized over the expected future revenue stream, which is generally a period not exceeding six months. The Company accounts for catalog costs in accordance with SOP 93-7, which requires that the amortization of capitalized advertising costs be based upon the ratio of actual revenues to the total of actual and estimated future revenues on an individual catalog basis. Deferred catalog costs included in prepaid expenses and other current assets were $301 as of September 29, 2007 and $592 as of December 30, 2006. Catalog costs were $733 and $1,758 for the three- and nine-month periods ended September 29, 2007, and $1,005 and $1,348 for the three- and nine-month periods ended September 30, 2006, and are reflected in sales and marketing expenses in the Condensed Consolidated Statements of Operations.

Stock-Based Compensation: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective approach, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period during which awards are expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of the Company’s common stock and the fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS 123(R) for all unvested options as of January 1, 2006. The estimation of the number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

The adoption of SFAS 123(R) resulted in a cumulative benefit from accounting change of $268 and a decrease in loss per share of $0.01 in the first quarter of fiscal 2006, which reflects the cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted.

Prior to the adoption of SFAS 123(R), the Company presented excess tax benefits resulting from stock-based compensation as operating cash flows within the Condensed Consolidated Statements of Cash Flows. SFAS 123(R) requires that cash flows resulting from the impact of any tax deduction in excess of the recorded tax effects of compensation cost recognized in the financial statements be classified as financing cash inflows within the Condensed Consolidated Statements of Cash Flows. There was no tax benefit resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes for the nine-month periods ended September 29, 2007 and September 30, 2006.

Upon adoption of SFAS 123(R), the Company elected the alternative transition method for calculating the tax effects of stock-based compensation pursuant to Financial Accounting Standards Board (“FASB”) Staff Position SFAS 123(R)-3, “Transition Election to Accounting for the Tax Effects of Share Based Payment Awards” (“SFAS 123(R)-3”). Under SFAS 123(R)-3, the Company determined the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of the employee stock-based compensation “as if” the Company had adopted the recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” since its effective date of January 1, 1995. The Company also determined the subsequent impact on the APIC pool and Condensed Consolidated Statements of Cash Flows of the tax effect of employee stock–based compensation awards that were issued after the adoption of SFAS 123(R) and outstanding at the adoption date.

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

Effective December 31, 2006, the Company adopted the provisions of FASB’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain position was previously recognized if it was probable of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash within 12 months of the reporting date. See – Note 9 “Income Taxes.”

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

Proposed Accounting Pronouncement: In September 2007, the FASB issued Proposed FASB Staff Position No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-a”). FSP APB 14-a would require the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The Company’s $207,500 of convertible notes would be subject to the provisions of this proposal because under the notes the Company has the ability to elect cash settlement upon conversion for the principle portion of the notes. The debt would be recognized at the present value of the Company’s cash flows discounted using its nonconvertible debt borrowing rate. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The proposed FSP would also require an accretion of the resultant debt discount over the expected life of the debt. The proposed transition guidance requires retrospective application to all periods presented and does not grandfather existing instruments. It would result in a material decrease to the Company’s liabilities and a material increase to the Company’s stockholders’ equity on the Condensed Consolidated Balance Sheets. It would also result in a material decrease to net income and a material non-cash increase to interest expense to accrete the value of the debt from its fair value to its principle amount over the term of the convertible notes in the Condensed Consolidated Statements of Operations. These changes would not impact the Company’s cash flows from operating activities, investing activities or financing activities.

NOTE 3—CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company had cash and cash equivalents of $93,943 as of September 29, 2007 and $71,382 as of December 30, 2006, and marketable securities of $72,300 as of September 29, 2007 and $113,074 as of December 30, 2006 invested with multiple financial institutions, which are potentially subject to credit risk. The composition of these investments is regularly monitored by management of the Company.

Marketable securities, which consist of investments in various debt securities, are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded as a component of stockholders’ equity. The Company classifies all of its available-for-sale securities as current assets, as these securities represent investments available for current corporate purposes. All investments in marketable securities with original maturities of greater than 90 days are accounted for in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” At September 29, 2007 and December 30, 2006, the Company held $72,300 and $73,625, respectively, of investments in auction rate securities classified as available-for-sale. Investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates. Auction rate securities provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 30 to 45 days. This mechanism allows existing investors either to rollover their holdings, whereby they will continue to own their respective securities, or liquidate their holding by selling such securities at par. Recently, certain of these auctions have not had sufficient buyers to cover investors’ sell orders, resulting in an unsuccessful auction. When an auction is unsuccessful, the interest rate is re-set to a level pre-determined by

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

the loan documents and remains in effect until the next auction date, at which time the process repeats. The recent uncertainties in the credit markets have affected our holdings in auction rate securities. In the third quarter of fiscal 2007, the Company liquidated $155,311 of investments in auction rate securities, but was unsuccessful in liquidating the remaining $72,300. While these investments are of high credit quality and the respective credit ratings of the securities have not been lowered or put on credit watch, at this time the Company is uncertain as to when the liquidity issues relating to these investments will improve, but currently expects liquidity within one year. As of September 29, 2007, the Company does not believe that it is necessary to adjust the fair value of its portfolio of auction rate securities or to reclassify them as long-term marketable securities on our Condensed Consolidated Balance Sheet.

All income generated from marketable securities is recorded as interest income. Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in other (income) expense in the Condensed Consolidated Statements of Operations. Realized losses were $80 for both the three- and nine-month periods ended September 29, 2007, and $0 for both the three- and nine-month periods ended September 30, 2006.

Marketable securities, at estimated fair value, consist of the following:

	December 30, 2006
	Amortized Cost	Net Unrealized Losses	Estimated Fair Value
Auction rate securities	$73,625	$—	$73,625
Corporate bonds	27,888	(70)	27,818
Certificates of deposit	1,500	—	1,500
U.S. government agency securities	10,204	(73)	10,131

	$113,217	$(143)	$113,074

	September 29, 2007
	Amortized Cost	Net Unrealized Losses	Estimated Fair Value
Auction rate securities	$72,300	$—	$72,300

The Company considered the nature of these marketable securities, the amount of the unrealized losses relative to the carrying value of the related investments and the duration of the unrealized losses, and concluded that the unrealized losses were not other-than-temporary.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The amortized cost and estimated fair value of investments in marketable securities as of September 29, 2007, by contractual maturity, are as follows:

	Amortized Cost	Estimated Fair Value
Due within one year	$45,600	$45,600
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	26,700	26,700

	$72,300	$72,300

NOTE 4—PROPERTY AND EQUIPMENT

The major classes of property and equipment, at cost, as of December 30, 2006 and September 29, 2007 are as follows:

	December 30, 2006	September 29, 2007
Computer hardware and software	$101,985	$137,058
Building and building improvements	43,842	44,033
Furniture, warehouse and office equipment, and other	21,698	33,573
Land	7,889	7,889
Leasehold improvements	1,333	3,223
Assets financed under capitalized leases	1,692	16,388
Construction in progress	689	1,353

	179,128	243,517
Less: Accumulated depreciation	(72,924)	(95,244)

Property and equipment, net	$106,204	$148,273

During fiscal 2006, the Company received a government economic development grant of $3,000 related to the purchase of its corporate headquarters. The cost basis of the Company’s building and building improvements was reduced by the full amount of this grant.

The Company’s net investment in capital leases, which consist of warehouse equipment and computer hardware, was $15,742 as of September 29, 2007 and $751 as of December 30, 2006. Interest expense recorded on capital leases was $186 and $426 for the three- and nine-month periods ended September 29, 2007 and $10 and $37 for the three- and nine-month periods ended September 30, 2006.

Depreciation and amortization is shown as a separate line item on the Condensed Consolidated Statements of Operations. Accordingly, cost of revenues is exclusive of depreciation and amortization.

NOTE 5—ACQUISITION

On September 10, 2007, the Company completed the acquisition of Accretive Commerce, Inc. (“Accretive”) pursuant to the terms of an Agreement and Plan of Merger dated August 16, 2007 (“Agreement”). Accretive is an e-commerce solutions provider that offers e-commerce technology, customer care and fulfillment solutions as well as related services. Accretive’s partners are primarily in the merchandise categories of apparel, home, health and beauty, and specialty foods. The Company believes the acquisition of Accretive strengthens its position in the e-commerce industry and enhances stockholder value by expanding its infrastructure and expanding its partner base. As consideration for the acquisition of

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Accretive, the Company paid the shareholders of Accretive $97,500 in cash, of which $11,300 will be held in escrow for a period of 18 months to secure the indemnification obligations under the Agreement. The acquisition was financed by the Company from its working capital.

The Company accounted for the acquisition using the purchase method of accounting in accordance with SFAS 141, “Business Combinations.” The total preliminary purchase price is $98,600, including estimated acquisition related transaction costs of approximately $1,100. Acquisition related transaction costs include legal and other external costs directly related to the merger. Under the purchase method, assets acquired and liabilities assumed from Accretive will be recorded at their fair values as of the acquisition date. Any excess of the purchase price over the fair values of the net assets acquired will be recorded as goodwill. Accretive’s results of operations are included in the Company’s Condensed Consolidated Statement of Operations beginning on the acquisition date of September 10, 2007. The preliminary allocation of the purchase price was based upon a preliminary valuation and the Company’s estimates and assumptions are subject to change. The areas of the purchase price allocation that are not yet finalized relate primarily to intangible assets, goodwill and deferred income tax assets. Final adjustments could result in a materially different purchase price and/or allocation of the purchase price, which will affect the value assigned to tangible and/or intangible assets acquired from Accretive. The following table summarizes the preliminary estimated fair values of the Accretive assets acquired and liabilities assumed, including cash acquired, as of the acquisition date:

Total current assets	$18,996
Property, plant and equipment	5,914
Identifiable intangible assets	18,980
Goodwill	70,770
Other assets	4,244

Total assets acquired	118,904
Total current liabilities	(18,467)
Total non-current liabilities	(1,837)

Total liabilities assumed	(20,304)

Net assets acquired	$98,600

In connection with the acquisition, the Company recorded exit cost liabilities of $6,100, which includes $3,200 of severance payments and related benefits for employees of Accretive terminated or notified of their pending termination and $2,900 of lease payments for certain facilities that have been exited or will be exited prior to the expiration of their leases. These amounts are included in the table above. These liabilities are subject to further adjustment based on finalization of these exit activities. Any adjustment to the exit liabilities will be recorded in purchase accounting and will impact the net assets acquired.

The financial information in the table below summarizes the combined results of operations of the Company and Accretive on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented and is not intended to be a projection of future results or trends. The pro forma financial information for all periods presented includes pro-forma adjustments, net of any applicable tax for amortization expense from the acquired intangible assets, elimination of management fees paid by Accretive to its parent, a reduction to interest income on marketable securities used to fund the acquisition, and an increase to depreciation expense. Final adjustments to the purchase accounting discussed above could result in a material charge to the pro-forma results.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 29, 2007	September 30, 2006	September 29, 2007
Net revenues	$135,468	$151,094	$400,397	$469,845
Net loss prior to cumulative effect of change in accounting principle	$(10,430)	$(8,744)	$(25,650)	$(21,444)
Net loss	$(10,430)	$(8,744)	$(25,382)	$(21,444)
Basic and diluted loss per share:
Prior to cumulative effect of change in accounting principle	$(0.23)	$(0.19)	$(0.57)	$(0.46)
Net loss	$(0.23)	$(0.19)	$(0.56)	$(0.46)

NOTE 6—LONG-TERM DEBT AND CREDIT FACILITY

The following table summarizes the Company’s long-term debt as of:

	December 30, 2006	September 29, 2007
Convertible notes	$57,500	$207,500
Notes payable	12,994	12,874
Capital lease obligations	329	16,388
Other	43	30

	70,866	236,792
Less: Current portion of notes payable	(162)	(167)
Less: Current portion of capital lease obligations	(329)	(2,208)
Less: Other	(19)	(24)

	$70,356	$234,393

3% Convertible Notes due 2025

The Company has outstanding $57,500 aggregate principal amount of 3% convertible unsecured notes due June 1, 2025. The notes bear interest at 3%, payable semi-annually on June 1 and December 1.

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

2.5% Convertible Notes due 2027

In July 2007, the Company completed a private placement of $150,000 of aggregate principle amount of 2.5% convertible unsecured notes due June 1, 2027, raising net proceeds of approximately $145,000, after deducting initial purchaser’s discount and issuance costs. The notes bear interest at 2.5%, payable semi-annually on June 1 and December 1.

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

At any time on or after June 8, 2014, the Company may redeem any of the notes for cash at a redemption price of 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the redemption date. If a fundamental change occurs prior to the maturity of the notes, the holders may require the Company to repurchase all or part of their notes at a repurchase price of 100% of their principal amount, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, the holders may require the Company to repurchase all or part of their notes for cash on June 1 of 2014, 2017 and 2022, respectively, at a repurchase price equal to 100% of their principal amount, plus any accrued or unpaid interest, if any, to, but excluding, the date of repurchase.

Note Payable

In fiscal 2004, a wholly-owned subsidiary of the Company entered into an agreement to purchase a new corporate headquarters in King of Prussia, Pennsylvania, together with an option to purchase an additional parcel of land. The purchase price for the building was $17,000 and a $13,000 mortgage note was entered into, collateralized by a first lien on substantially all of the assets of that subsidiary. The mortgage note has a term of ten years and six months, and bears interest at 6.32% per annum. The Company, in accordance with the terms of the mortgage note, provided a letter of credit in the amount of $3,000 as additional security and in fiscal 2005 completed initial capital improvements to the building reducing the letter of credit to $1,000 in accordance with the terms of the mortgage note. In connection with the credit facility,

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

described more fully below, the Company is required to pledge $1,000 of its cash equivalents as collateral for the letter of credit. This collateral is classified as restricted cash and included in other assets, net on the Condensed Consolidated Balance Sheets. The letter of credit may be reduced further to $500 if the Company has positive income for fiscal years 2006, 2007 and 2008. The Company recorded interest expense related to the note of $203 and $606 for three- and nine-month periods ended September 29, 2007 and $205 and $613 for the three- and nine-month periods ended September 30, 2006.

Capital Lease Obligations

Certain of the Company’s warehouse equipment and computer hardware have been acquired under capital leases. The capital leases have maturity dates of September 2012 and August 2014 and bear interest at rates ranging from 5.13% to 6.51% per annum. Long-term capital lease obligations were as follows:

September 29, 2007
Gross capital lease obligations	$20,148
Less: imputed interest	(3,760)

Total present value of future minimum lease payments	16,388
Less: current portion	(2,208)

Long-term portion	$14,180

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

The credit facility contains certain financial and negative covenants which the Company was in compliance with at September 29, 2007 and December 30, 2006. The Company had $841 of outstanding letters of credit under the credit facility as of September 29, 2007.

NOTE 7—COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved in various litigation incidental to its business, including alleged contractual claims, claims relating to infringement of intellectual property rights of third parties and claims relating to the manner in which goods are sold through its e-commerce platform. The Company does not believe, based on current knowledge, that any of these claims are likely to have a material adverse effect on its business, financial position or results of operations. However, the Company may incur substantial expenses and devote substantial time to defend third-party claims whether or not such claims are meritorious. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability and may be required to implement expensive changes in its business practices or enter into costly royalty or licensing agreements. Such a determination adverse to the Company could have a material adverse effect on the Company’s business, financial position or results of operations.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Operating and Capital Commitments

The following summarizes the Company’s principal operating and capital commitments as of September 29, 2007:

	Payments due by fiscal year
	2007	2008	2009	2010	2011	Thereafter	Total
Operating lease obligations(1)	$2,977	$11,163	$9,517	$7,544	$5,424	$16,763	$53,388
Purchase obligations(1)	94,382	—	—	—	—	—	94,382
Advertising and media agreements(1)	54	—	—	—	—	—	54
Partner revenue share and other partner agreement payments(1)	3,500	21,512	26,500	27,050	27,683	83,375	189,620
Debt interest(1)	3,332	6,273	6,259	5,241	4,509	20,352	45,966
Debt obligations	47	193	400	57,696	208	161,860	220,404
Capital lease obligations, including interest(1)	935	2,996	2,997	2,997	2,997	7,226	20,148

Total	$105,227	$42,137	$45,673	$100,528	$40,821	$289,576	$623,962

(1)	Not required to be recorded in the Condensed Consolidated Balance Sheets as of September 29, 2007 in accordance with accounting principles generally accepted in the United States of America. Capital lease obligations, excluding interest, are recorded in the Condensed Consolidated Balance Sheets.

NOTE 8—STOCK AWARDS

The Company currently maintains the 2005 Equity Incentive Plan (“the Plan”) which provides for the grant of equity to certain employees, directors and other persons. As of September 29, 2007, 3,369 shares of common stock were available for future grants under the Plan. The equity awards granted under the Plan generally vest at various times over periods ranging up to five years and have terms of up to ten years after the date of grant, unless the optionee’s service to the Company is interrupted or terminated. Stock appreciation rights (“SARs”) may be granted under the Plan either alone or in tandem with stock options. No SARs have been granted to date under the plan.

Stock Options and Warrants

The following table summarizes the stock option activity for the nine-month period ended September 29, 2007:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 30, 2006	4,984	$9.97
Granted	—	$—
Exercised	(635)	$10.32
Forfeited/Cancelled	(15)	$12.34

Outstanding at September 29, 2007	4,334	$9.91	4.98	$72,350

Vested and expected to vest at September 29, 2007	4,289	$9.91	4.96	$71,594

Exercisable at September 29, 2007	4,014	$9.89	4.87	$67,070

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The total intrinsic value of options exercised during the three- and nine-month periods ended September 29, 2007 was $1,937 and $7,366 determined as of the date of exercise. Cash proceeds from options exercised during the nine months ended September 29, 2007 was $6,544. The total stock-based compensation cost recognized for stock options for the three- and nine-month periods ended September 29, 2007 was $160 and $429 and for the three- and nine-month periods ended September 30, 2006 was $450 and $1,296.

The following table summarizes the warrant activity for the nine-month period ended September 29, 2007:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at September 29, 2006	303	$3.09
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	(13)	$5.00

Outstanding at September 29, 2007	290	$3.01	2.70	$6,835

Vested and expected to vest at September 29, 2007	290	$3.01	2.70	$6,835

Exercisable at September 29, 2007	90	$4.15	0.88	$2,015

Restricted Stock Units

The Company also has issued restricted stock units to certain employees. The grant-date fair value of restricted stock units is based on the market price of the stock, and compensation cost is amortized to expense on a straight-line basis over the vesting period during which employees perform services.

The following summarizes the restricted stock unit activity for the nine-month period ended September 29, 2007:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested shares at December 30, 2006	1,064	$14.90
Granted	943	$19.34
Vested	(202)	$20.33
Forfeited/Cancelled	(57)	$17.46

Nonvested shares at September 29, 2007	1,748	$22.41	$39,183

The total intrinsic value of restricted stock units vested during the three- and nine-month periods ended September 29, 2007 was $894 and $4,098 determined based on the grant date fair value. The total stock-based compensation cost recognized for restricted stock units for the three- and nine-month periods ended September 29, 2007 was $1,751 and $4,592 and for the three- and nine-month periods ended September 30, 2006 was $1,239 and $2,173.

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

The total stock-based compensation cost recognized for restricted stock awards for three- and nine-month periods ended September 29, 2007 was $11 and $37 and for the three- and nine-month periods ended September 30, 2006 was $16 and $43. For the three-month period ended September 29, 2007, four restricted stock awards vested with a weighted average grant date fair value of $9.31 and an intrinsic value of $98, and for the nine-month period ended September 29, 2007, five restricted stock award vested with a weighted average grant date fair value of $9.51 and an intrinsic value of $112.

NOTE 9—INCOME TAXES

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

The Company’s tax provision for interim periods was determined using an estimate of its annual effective tax rate which is 40.0% for fiscal 2007. The effective tax rate is higher than the 35% federal statutory tax rate primarily due to state income taxes and losses from international operations which yield no tax benefit.

Effective December 31, 2006 the Company adopted the provisions of FIN 48. The total amount of unrecognized tax benefits as of December 30, 2006 was $437. As a result of the adoption of FIN 48, the Company did not recognize any cumulative effect to retained earnings for unrecognized tax benefits. The Company recognizes interest and penalties related to its tax contingencies as income tax expense. Included in the Company’s unrecognized tax benefits as of December 30, 2006, the Company had accrued $25 in interest and penalties. There have been no material changes to unrecognized tax benefits or accrued interest and penalties as of September 29, 2007. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rates as of the date of adoption is $284. The Company’s federal income tax returns for 2003 through 2006 are open tax years and are subject to examination by the Internal Revenue Service. While the statute of limitations has expired on prior years’ tax returns, the IRS is able to adjust the net operating loss generated in those years until the statute of limitations expires on the tax return when those net operating losses are utilized. There are no current or pending state income tax audits. The Company does not believe that there will be any material changes to unrecognized tax positions over the next 12 months.

NOTE 10—LOSS PER SHARE

Basic net loss per share for all periods has been computed in accordance with SFAS 128, “Earnings per Share.” Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the fiscal year.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The amounts used in calculating loss per share data are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 29, 2007	September 30, 2006	September 29, 2007
Net loss for basic and diluted earnings per share	$(6,215)	$(6,086)	$(14,167)	$(13,464)

Weighted average shares outstanding - basic and diluted	45,344	46,567	45,005	46,320

Net loss per common share - basic and diluted	$(0.14)	$(0.13)	$(0.31)	$(0.29)

The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on net loss per share would have been anti-dilutive for the three- and nine-month periods ended:

	September 30, 2006	September 29, 2007
Stock units and awards	1,024	1,753
Stock options and warrants	5,760	4,624
Convertible notes	3,229	8,229

	10,013	14,606

The potential number of common shares and dilution from the Company’s Series A Junior Participating Preferred Stock from its Stockholders Right Plan cannot be determined because these shares are not exercisable unless certain future contingent events occur.

NOTE 11—COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 29, 2007	September 30, 2006	September 29, 2007
Net loss	$(6,215)	$(6,086)	$(14,167)	$(13,464)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	186	(88)	212	10
Unrealized loss on equity investment	(679)	—	(835)	—
Add: reclassification adjustment for losses realized in net income	679	80	2,763	80
Other	—	46	—	32

Other comprehensive income	186	38	2,140	122

Comprehensive loss	$(6,029)	$(6,048)	$(12,027)	$(13,342)

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

NOTE 12—MAJOR SUPPLIERS/ECONOMIC DEPENDENCY

The Company purchased inventory from two suppliers amounting to $11,545 or 19.2% and $11,197 or 18.6% of total inventory purchased during the three-month period ended September 29, 2007, and $35,041 or 21.9% and $17,845 or 11.1% of total inventory purchased during the nine-month period ended September 29, 2007.

The Company purchased inventory from two suppliers amounting to $11,935 or 20.8% and $6,688 or 11.7% of inventory purchased during the three-month period ended September 30, 2006 and from one supplier amounting to $55,668 or 31.9% of total inventory purchased during the nine-month period ended September 30, 2006.

No customer accounted for more than 10% of net revenues for any period presented.

NOTE 13—SEGMENT INFORMATION

The Company has one reportable segment: e-commerce solutions. The Company provides e-commerce solutions that enable retailers, branded manufacturers, entertainment companies and professional sports organizations to operate e-commerce businesses. The Company provides solutions for its partners through its integrated e-commerce platform, which is comprised of four components — technology, customer care, fulfillment, and marketing services. Through the Company’s integrated e-commerce platform, it provides an e-commerce engine, Web store management tools, Web infrastructure and hosting, order management and processing, reporting and analytics, fulfillment and drop shipping, customer care, buying, user experience and design, content creation, online marketing, and e-mail marketing. The Company currently derives virtually all of its revenues from the sales of products by the Company through its partners’ e-commerce businesses and service fees earned by the Company in connection with the development and operation of its partners’ e-commerce businesses. Substantially all of the Company’s net revenues, operating results, and assets are in the United States.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements, as defined under federal securities law. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “opportunity,” “continue,” “project,” “forecast,” “confident,” “prospects,” “schedule” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on then-current expectations, beliefs, assumptions, estimates and forecasts about our business. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, consumer spending, the financial markets and the industries in which we and our partners operate, changes affecting the Internet, our ability to develop and maintain relationships with strategic partners and suppliers, our ability to timely and successfully develop, maintain and protect our technology and product and service offerings and execute operationally, our ability to attract and retain qualified personnel, our ability to successfully integrate our acquisitions of other businesses, and the performance of acquired businesses. More information about potential factors that could affect us are described in Part II, Section IA under the heading “Risk Factors” in this report on Form 10-Q and in our Form 10-K. We expressly disclaim any intent or obligation to update these forward-looking statements.

Executive Overview

•

We are a leading provider of e-commerce solutions that enable retailers, branded manufacturers, entertainment companies and professional sports organizations to operate e-commerce businesses. We provide solutions for our partners through our integrated e-commerce platform, which is comprised of four components: technology, customer care, fulfillment and marketing services. Through our platform, we provide an e-commerce engine, Web store management tools, Web infrastructure and hosting, order management and processing, reporting and analytics, fulfillment and drop shipping, customer care, and buying. Through gsi interactive sm, our marketing services agency, we provide user experience and design, content creation (photography / copy), online marketing services, and e-mail marketing.

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

•

We grow our business by expanding the e-commerce businesses of our existing partners and by adding new partners. In the first nine months of fiscal 2007, we signed agreements with eight new partners. In addition, we are implementing plans to broaden our long-term opportunity with two emerging growth initiatives: international and interactive marketing services. Generally, we launch the website of a new partner within three to nine months after entering into a contract with such new partner. We anticipate that new Web sites typically will contribute to our income from operations in their first full year of operations.

•

We derive virtually all of our revenues from sales of products by us through our partners’ e-commerce businesses and service fees earned by us in connection with the development and operation of our partners’ e-commerce businesses.

•

We generate a majority of our cash from operating activities in our fourth fiscal quarter due to the seasonality of our business. In our first fiscal quarter, we typically use cash from operating activities to satisfy accounts payable and accrued expenses incurred in the fourth fiscal quarter of our prior fiscal year. We typically have not generated significant cash from operating activities in our second and third fiscal quarters.

•

In June 2007, we opened our new fulfillment center in Richwood, Kentucky. The facility is approximately 540,000 square feet and we now manage nearly two million square feet of fulfillment center space. We installed new warehouse management software at the Richwood, Kentucky fulfillment center in connection with the opening of this facility.

•

In July 2007, we completed a convertible bond offering of $150 million. Our net proceeds from the offering were approximately $145 million after deducting initial purchaser’s discount and issuance costs. We expect to use the proceeds for working capital, general corporate purposes and possible acquisitions.

•

In September 2007, we acquired Accretive Commerce, Inc. (“Accretive”), a Huntersville, N.C.-based e-commerce solutions provider for $98.6 million, including acquisition costs. We believe the acquisition of Accretive strengthens our position in the e-commerce industry and enhances stockholder value by expanding our infrastructure and expanding its partner base. Accretive’s results of operations are included in our income statement beginning on the acquisition date of September 10, 2007.

Results of Operations

Three-month period ended September 30, 2006 and September 29, 2007 (amounts in tables in millions):

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

					Third Qtr Fiscal 2007 vs. Third Qtr Fiscal 2006
	Third Qtr Fiscal 2006		Third Qtr Fiscal 2007		Change	Change
Net revenues from product sales - sporting goods	$55.9	47.2%	$65.0	47.3%	$9.1	16.3%
Net revenues from product sales - other	28.8	24.3%	26.3	19.2%	(2.5)	(8.7)%

Net revenues from product sales	84.7	71.5%	91.3	66.5%	6.6	7.8%
Service fee revenues	33.8	28.5%	46.0	33.5%	12.2	36.1%

Net revenues	$118.5	100%	$137.3	100%	$18.8	15.9%

Net revenues from product sales in our sporting goods category increased due primarily to growth of $5.4 million from partners that were launched after the third quarter of 2006, and $3.2 million from partners that operated for the entirety of both periods. Net revenues from product sales in our other category decreased primarily due to one partner that operated for the entirety of both periods. Included in net revenues from product sales is shipping revenue for partners for which we provide fulfillment services from both the owned-inventory model and the partner-inventory model of $15.2 million for the third quarter of fiscal 2007 and $11.9 million for the third quarter of fiscal 2006.

Service fee revenues increased $12.2 million in the third quarter of fiscal 2007 due to an increase of $7.3 million in e-commerce related service fees from partners that operated for the entirety of both periods, and an increase of $4.9 million in e-commerce related service fees attributable to the addition of new partners that were launched after the third quarter of fiscal 2006. Included in service fee revenues is marketing and other professional related service fees of $5.1 million for the third quarter of fiscal 2007 and $4.1 million for the third quarter of fiscal 2006.

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

	Third Qtr Fiscal 2006				Third Qtr Fiscal 2007				Third Qtr Fiscal 2007 vs. Third Qtr Fiscal 2006
	$	% of Product Sales	% of Service Fees	% of Net Revenue	$	% of Product Sales	% of Service Fees	% of Net Revenue	$ Change	% Change
Gross profit from product sales	$23.9	28.2%	—		$26.0	28.5%	—		$2.1	8.8%
Gross profit from service fees	33.8	—	100%		46.0	—	100%		12.2	36.1%

Gross profit	$57.7			48.7%	$72.0			52.4%	$14.3	24.8%

The increase in gross profit as a percentage of net revenues from 48.7% to 52.4% is primarily due to the larger percentage increase in gross profit from service fees than the percentage increase in gross profit from product sales, as service fees have no associated cost of revenue. In addition, the increase in gross profit percentage for product sales from 28.2% to 28.5% was primarily due to a higher percentage of product sales in our sporting goods category, which has a higher gross margin than product sales in the other category. Product sales in our sporting goods category represented 71.2% of total product sales in the third quarter of fiscal 2007 and 66.0% in the third quarter of fiscal 2006.

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

Depreciation and Amortization Expense: Depreciation and amortization expenses relate primarily to the depreciation of the capitalized costs for our purchased and internally-developed technology, including a portion of the cost related to the employees that developed such technology; hardware and software; the depreciation of improvements, furniture and equipment at our corporate facilities, our fulfillment centers and our customer contact centers; and the depreciation of the facilities owned by us.

	Third Quarter of Fiscal 2006			Third Quarter of Fiscal 2007			Third Quarter of Fiscal 2007 vs. Third Quarter of Fiscal 2006
	$	% of Net Revenues	% of Gross Profit	$	% of Net Revenues	% of Gross Profit	$ Change	% Change
Sales and marketing expenses	$34.8	29.4%	60.3%	$47.3	34.5%	65.7%	$12.5	35.9%
Product development expenses	13.9	11.7%	24.1%	15.9	11.6%	22.1%	2.0	14.4%
General and administrative expenses	9.5	8.0%	16.5%	11.2	8.2%	15.6%	1.7	17.9%
Depreciation and amortization expenses	5.5	4.6%	9.5%	9.2	6.7%	12.8%	3.7	67.3%

Total operating expenses	$63.7	53.7%	110.4%	$83.6	61.0%	116.2%	$19.9	31.2%

As a percentage of net revenues, sales and marketing expenses increased from 29.4% to 34.5%. The increase was primarily due to service fees increasing as a percentage of net revenues from 28.5% to 33.5%. As a percentage of gross profit, sales and marketing expenses increased from 60.3% to 65.7% primarily due to start-up, occupancy and payroll expenses related to our new fulfillment center which commenced operations in the second quarter of fiscal 2007 and for our second customer care center which commenced operations in the third quarter of fiscal 2006, and an increase in credit card fees due to an increase in our sales volume. In absolute dollars, sales and marketing increased $12.5 million primarily due to a $6.3 million increase in payroll costs principally at our fulfillment and customer care centers, a $1.7 million increase in credit card fees, a $1.6 million increase in occupancy costs, a $0.8 million increase in marketing expenses, and a $2.1 million increase in other sales and marketing expenses. We continue to expect that sales and marketing expenses will increase in absolute dollars in 2007 compared to 2006, as we continue to grow by adding new partners and by expanding the e-commerce businesses of our existing partners as well as expanding our international operations and marketing services.

As a percentage of net revenues, product development expenses decreased slightly from 11.7% to 11.6%. As a percentage of gross profit, product development expenses decreased from 24.1% to 22.1%. The decrease in product development expenses as a percentage of gross profit was primarily due to the timing of professional fee expenses incurred for partner launches, expected future partner launches and expenses to enhance the technology features and functionality on our platform. In the third quarter of fiscal 2007 we launched five partner websites and also launched an additional three partner websites in October 2007. The $2.0 million increase in absolute dollars was primarily due to a $2.7 million increase in personnel and related costs and a $0.5 million increase in other product development costs, offset by a $1.2 million decrease in professional fees. We continue to expect that product development expenses will increase in absolute dollars in 2007 compared to 2006, as we plan to continue to launch additional partner websites and invest in our platform as we enhance and expand our capabilities for the purpose of growing our partners’ e-commerce businesses.

As a percentage of net revenues, general and administrative expenses increased from 8.0% to 8.2%. The increase was primarily due to service fees increasing as a percentage of net revenues from 28.5% to 33.5%. As a percentage of gross profit, general and administrative expenses decreased from 16.5% to 15.6% primarily due to our ability to utilize our existing infrastructure to support more growth in our business. In absolute dollars, general and administrative expenses increased $1.7 million primarily due to a $0.9 million increase in personnel and related costs, a $0.4 million increase in bad debt expense and a $0.4 million increase in other general and administrative expenses. We continue to expect that general and administrative expenses will increase in absolute dollars in 2007 compared to 2006, as we continue to grow by adding new partners and by expanding the e-commerce businesses of our existing partners as well as expanding our international operations and marketing services.

Depreciation and amortization expenses increased $3.7 million primarily due to increased technology purchases and capitalized costs related to internal-use software. The increase in amortization expense was primarily due to the amortization of an intangible asset related to the purchase of the remaining minority interest of a joint venture.

Results of Operations

Nine-month period ended September 30, 2006 and September 29, 2007 (amounts in tables in millions):

Net Revenues

	First Nine Months of Fiscal 2006		First Nine Months of Fiscal 2007		First Nine Months of Fiscal 2007 vs. First Nine Months of Fiscal 2006
					Change	Change
Net revenues from product sales - sporting goods	$166.4	47.2%	$201.9	48.7%	$35.5	21.3%
Net revenues from product sales - other	104.4	29.7%	87.1	21.0%	(17.3)	(16.6)%

Net revenues from product sales	270.8	76.9%	289.0	69.7%	18.2	6.7%
Service fee revenues	81.5	23.1%	125.8	30.3%	44.3	54.4%

Net revenues	$352.3	100%	$414.8	100%	$62.5	17.7%

Net revenues from product sales increased $18.2 million in the first nine months of fiscal 2007. Of this increase, $27.2 million was attributable to growth in sales from partners’ e-commerce businesses that were operated for part of the first nine months of fiscal 2006 and all of the first nine months of fiscal 2007, $4.7 million was attributable to the addition of partners that were launched after the third quarter of fiscal 2006, partially offset by a decrease of $13.7 million in sales from partners’ e-commerce businesses that were operated for the entirety of both periods. This decrease was due to a decline in product sales for one non-sporting goods partner. Net revenues from product sales included shipping revenue from certain partners from both our owned-inventory model and our partner-inventory model of $45.1 million for the first nine months of fiscal 2007 and $35.4 million for the first nine months of fiscal 2006.

Service fee revenues increased $44.3 million in the first nine months of fiscal 2007 due to an increase of $24.2 million in e-commerce related service fees from partners that operated for the entirety of both periods, an increase of $12.8 million in e-commerce related service fees from partners that operated for part of the first nine months of fiscal 2006 and all of the first nine months of fiscal 2007, and an increase of $7.3 million in e-commerce related service fees attributable to the addition of new partners that were launched after the third quarter of fiscal 2006. Included in service fee revenues is marketing and other professional related service fees of $12.9 million for the first nine months of fiscal 2007 and $6.1 million for the first nine months of fiscal 2006.

Gross Profit

	First Nine Months of Fiscal 2006				First Nine Months of Fiscal 2007				First Nine Months of Fiscal 2007 vs. First Nine Months of Fiscal 2006
	$	% of Product Sales	% of Service Fees	% of Net Revenue	$	% of Product Sales	% of Service Fees	% of Net Revenue	$ Change	% Change
Gross profit from product sales	$69.9	25.8%	—		$81.2	28.1%	—		$11.3	16.2%
Gross profit from service fees	81.5	—	100%		125.8	—	100%		44.3	54.4%

Gross profit	$151.4			43.0%	$207.0			49.9%	$55.6	36.7%

The increase in gross profit as a percentage of net revenues from 43.0% to 49.9% is primarily due to the larger percentage increase in service fees than the percentage increase in product sales, as service fees have no associated cost of revenue. In addition, the increase in gross profit percentage for product sales from 25.8% to 28.1% was primarily due to a higher percentage of product sales in our sporting goods category, which has a higher gross margin than product sales in the other category. Product sales in our sporting goods category represented 69.9% of total product sales in the first nine months of fiscal 2007 and 61.4% in the first nine months of fiscal 2006.

Operating Expenses

	First Nine Months of Fiscal 2006			First Nine Months of Fiscal 2007			First Nine Months of Fiscal 2007 vs. First Nine Months of Fiscal 2006
	$	% of Net Revenues	% of Gross Profit	$	% of Net Revenues	% of Gross Profit	$ Change	% Change
Sales and marketing expenses	$94.4	26.8%	62.4%	$132.8	32.0%	64.2%	$38.4	40.7%
Product development expenses	31.1	8.8%	20.5%	44.7	10.8%	21.6%	13.6	43.7%
General and administrative expenses	24.8	7.0%	16.4%	31.0	7.5%	15.0%	6.2	25.0%
Depreciation and amortization expenses	14.9	4.2%	9.8%	23.8	5.7%	11.5%	8.9	59.7%

Total operating expenses	$165.2	46.8%	109.1%	$232.3	56.0%	112.3%	$67.1	40.6%

As a percentage of net revenues, sales and marketing expenses increased from 26.8% to 32.0%. The increase was primarily due to service fees increasing as a percentage of net revenues from 23.1% to 30.3%. As a percentage of gross profit, sales and marketing expenses increased from 62.4% to 64.2% primarily due to start-up, occupancy and payroll expenses related to our new fulfillment center which commenced operations in the second quarter of fiscal 2007 and to our second customer care center which commenced operations in the third quarter of fiscal 2006, revenue share expenses related to growth in net revenue from product sales in the sporting goods category as well as revenue share expenses for one partner that was classified as stock-based compensation expense in the first nine months of 2006, and credit card fees due to increased sales volume. In absolute dollars, sales and marketing increased $38.4 million primarily due to a $15.9 million increase in payroll costs principally at our fulfillment and customer care centers, a $6.7 million increase in credit card fees, a $6.3 million increase in partner revenue share expenses a $3.4 million increase in marketing and catalog expenses, a $2.9 million increase in occupancy costs, and a $3.2 million increase in other sales and marketing expenses. We continue to expect that sales and marketing expenses will increase in absolute dollars in 2007 compared to 2006, as we continue to grow by adding new partners and by expanding the e-commerce businesses of our existing partners as well as expanding our international operations and marketing services.

As a percentage of net revenues, product development expenses increased from 8.8% to 10.8%. The increase was primarily due to service fees increasing as a percentage of net revenues from 23.1% to 30.3%. As a percentage of gross profit, product development expenses increased from 20.5% to 21.6%. This increase, as well as the increase in absolute dollars, was primarily due to payroll expenses and professional fees incurred for partner launches that occurred during the first nine months of fiscal 2007, expected future partner launches and increased expenses to enhance the technology features and functionality on our platform. In the first nine months of fiscal 2007 we launched eight partner websites and also launched an additional three partner websites in October 2007. The absolute dollar increase of $13.6 million was primarily due to a $9.7 million increase in personnel and related costs, a $2.0 million increase in professional fees and a $1.9 million increase in other product development costs. We continue to expect that product development expenses will increase in absolute dollars in 2007 compared to 2006, as we plan to continue to launch additional partner websites and to invest in our platform as we enhance and expand our capabilities for the purpose of growing our partners’ e-commerce businesses.

As a percentage of net revenues, general and administrative expenses increased from 7.0% to 7.5%. The increase was primarily due to service fees increasing as a percentage of net revenues from 23.1% to 30.3%. As a percentage of gross profit, general and administrative expenses decreased from 16.4% to 15.0% primarily due to our ability to utilize our existing infrastructure to support more growth in our business. In absolute dollars, general and administrative expenses increased $6.2 million primarily due to a $2.6 million increase in personnel and related costs incurred to support the growth of our business, a $1.6 million increase in bad debt expense and a $2.0 million increase in other general and administrative costs. We continue to expect that general and administrative expenses will increase in absolute dollars in 2007 compared to 2006, as we continue to grow by adding new partners and by expanding the e-commerce businesses of our existing partners as well as expanding our international operations and marketing services.

Depreciation and amortization expenses increased $8.9 million primarily due to increased technology purchases and capitalized costs related to internal-use software. The increase in amortization expense was primarily due to the amortization of an intangible asset related to the purchase of the remaining minority interest of a joint venture.

Income Taxes

We recorded a benefit for income taxes of $8.7 million in the first nine months of fiscal 2007. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate which is 40.00% for fiscal 2007.

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

Effective December 31, 2006, we adopted the provisions of Financial Accounting Standards Board’s Interpretation 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain position was previously recognized if it was probable of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash within 12 months of the reporting date. See—Note 9 “Income Taxes.”

Liquidity and Capital Resources

	Nine Months Ended
	September 30, 2006	September 29, 2007
	(in millions)
Net cash provided by (used in):
Operating activities	$(25.8)	$(35.7)
Investing activities	$(12.7)	$(92.8)
Financing activities	$4.7	$151.0

Our principal sources of liquidity are our cash, cash equivalents and marketable securities. Our cash, cash equivalents, and marketable securities were $166.2 million as of the end of the third quarter of 2007 and $184.5 million as of the end of the fiscal 2006.

We had working capital of $139.4 million as of the end of the third quarter of fiscal 2007 and $125.2 million as of the end of fiscal 2006, and we had an accumulated deficit of $133.8 million as of the end of the third quarter of fiscal 2007 and $120.3 million as of the end of fiscal 2006.

We used approximately $35.7 million in net cash for operating activities during the first nine months of fiscal 2007. Our principal sources of operating cash during the first nine months of fiscal 2007 include: payments received from sales transactions that flow through our platform including e-commerce businesses operated under both our owned-inventory model and partner-inventory model. Payments received from customers in our owned-inventory model generally approximate our net revenues from product sales and payments received from sales transactions operated under our partner-inventory model, net of periodic payments to such partners, generally approximate our service fee revenues. Our principal uses of operating cash during the first nine months of fiscal 2007 were cash paid to product suppliers, which generally approximates our cost of revenues from product sales, employee compensation and partner revenue share payments. Changes in our operating assets and liabilities during the first nine months of fiscal 2007 resulted in a net cash outflow of $43.1 million. The most significant change was a decrease in accounts payable, accrued expenses and an increase in inventory, offset, in part, by a decrease in accounts receivable as compared to the end of fiscal 2006. The decrease in accounts payable, accrued expenses and other was due primarily to the seasonality of our business, in which we derived a higher sales volume in the fourth quarter of fiscal 2006. Our investing activities during the first nine months of fiscal 2007 consisted primarily of $92.9 million paid for our acquisition of Accretive and $40.3 million paid for capital expenditures, partially offset by $40.4 million in net sales of marketable securities. Our financing activities during the first nine months of fiscal 2007 consisted primarily of the receipt of $150.0 million in gross proceeds received from the issuance of the convertible notes.

We used $25.8 million in net cash for operating activities during the first nine months of fiscal 2006. Our principal sources of operating cash during the first nine months of fiscal 2006 were payments received from customers in our owned-inventory model and from partners in our partner-inventory model, which generally approximate our net revenues from product sales and our service fee revenues, respectively. Our principal uses of operating cash during the first nine months of fiscal 2006 were cash paid to product suppliers, which generally approximates our cost of revenues from product sales, employee compensation and partner revenue share payments. Changes in our operating assets and liabilities during the first nine months of fiscal 2006 resulted in a net cash outflow of $35.3 million. The most significant change was a decrease in accounts payable, accrued expenses and other, and an increase in inventory, offset, in part, by an increase in deferred revenue compared to the end of fiscal 2005. The decrease in accounts payable, accrued expenses and other was due primarily to a decrease in partner revenue share payments due at the end of the first nine months of fiscal 2006 due to the seasonality of our business. Our investing activities during the first nine months of fiscal 2006 consisted primarily of $27.0 million paid in capital expenditures and the acquisition of and investment in businesses for $8.2 million. Offsetting these outflows, in part, we sold $191.8 million and purchased $172.3 million of marketable securities and we received cash of $2.9 million from a government economic development grant for the construction and renovation of our headquarters. Our financing activities during the first nine months of fiscal 2006 consisted primarily of the receipt of $5.3 million in gross proceeds from exercises of common stock options and warrants.

As of September 29, 2007, we have a total of $72.3 million in marketable securities invested in auction rate securities. Our investments are governed by our investment policy, of which objective is to provide as high a level of current income as is consistent with the preservation of capital and the maintenance of liquidity. Approved investments include U.S. Government securities and high-quality investments in corporations and municipalities, including investments in auction rate securities. The recent uncertainties in the credit markets have affected our holdings in auction rate securities. Auction rate securities provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 30-45 days. This mechanism allows existing investors either to rollover their holdings, whereby they will continue to own their respective securities, or liquidate their holding by selling such securities at par. Recently, certain of these auctions have not had sufficient buyers to cover investors’ sell orders, resulting in an unsuccessful auction. When an auction is unsuccessful, the interest rate is re-set to a level pre-determined by the loan documents and remains in effect until the next auction date, at which time the process repeats. In the third quarter of fiscal 2007, the Company liquidated $155.3 million of investments in auction rate securities but was unsuccessful in liquidating the remaining $72.3. While the investments in auction rate securities that have had unsuccessful auctions are of high credit quality and the respective credit ratings of the securities have not been lowered or put on credit watch, at this time we are uncertain as to when the liquidity issues relating to these investments will improve, but currently expect liquidity within the year. We currently anticipate that our existing cash resources, exclusive of our holdings in auction rate securities, are sufficient to meet our anticipated working capital needs and fund our business plan. We are continuing to monitor the situation, as there is no assurance as to when the market for auction rate securities will stabilize. As of September 29, 2007, we do not believe that it is necessary to adjust the fair value of our portfolio of auction rate securities or to reclassify them as long-term marketable securities on our Condensed Consolidated Balance Sheet.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect our assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates under different conditions. For a full description of our critical accounting policies, see Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commissions (“SEC”) on March 13, 2007.

Certain Related Party Transactions

As of October 31, 2007, Liberty Media Corporation, through its subsidiary QVC, Inc. (“QVC”), and QVC’s affiliate QK Holdings, Inc., beneficially owned approximately 19.8% of our outstanding common stock. On June 15, 2006, QK Holdings, Inc. exercised its warrant to purchase 300,000 shares of our common stock at an exercise price of $6.00 per share. We received $1.8 million in proceeds from the exercise of the warrants.

On April 13, 2007 we entered into an E-Commerce Distribution Agreement with QVC, Inc. (the “New QVC Agreement”) that will replace our existing agreement with iQVC, a division of QVC (“the Old QVC Agreement”), under which we provide technology, procurement and fulfillment services for QVC, including selling sporting goods, recreational and/or fitness related equipment and related products, apparel and footwear to QVC for resale through the QVC Web site. Under the New QVC Agreement we will provide procurement and fulfillment services for QVC, including selling sporting goods, recreational and/or fitness related equipment and related products, apparel and footwear to QVC for resale through the QVC Web site. The terms of these sales are comparable to those with other similar partners.

On May 11, 2007, we entered into an agreement with QVC, Inc. (the “QVC NFL Agreement”), pursuant to which GSI makes NFL licensed merchandise available to QVC for QVC to sell both on its website and on live direct response television programs. GSI will be the exclusive provider of NFL licensed merchandise to QVC, subject to limited exceptions, and the GSI fulfillment network will fulfill product orders received from QVC’s website and the QVC live direct response programs.

We recognized net revenues of $1.9 million during the first nine months of fiscal 2007 on sales to QVC under the Old QVC Agreement, the New QVC Agreement and the QVC NFL Agreement.

As of October 31, 2007, SOFTBANK Capital Partners LLC and its affiliates collectively own approximately 17.5% of our outstanding common stock. Ronald D. Fisher, one of our directors, is vice-chairman of SOFTBANK Holdings Inc. and SOFTBANK Corp. and a managing general partner of SOFTBANK Capital Partners LP, which are affiliates of SOFTBANK Capital Partners LLC. On July 5, 2007 we entered into a Learning Management System Agreement (the “License Agreement”) with LRN Corporation (“LRN”). Affiliates of SOFTBANK Capital Partners LLC are investors in LRN. Under the License Agreement, LRN will provide us with software, content and integration services for online legal compliance training for a period of three years. We believe the terms of the License Agreement are comparable to the terms available to us from other third-party providers of these services. The Company will pay LRN approximately $200,000 during the license period.

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

Seasonality

We have experienced and expect to continue to experience seasonal fluctuations in our revenues. These seasonal patterns will cause quarterly fluctuations in our operating results. In particular, our fourth fiscal quarter has accounted for and is expected to continue to account for a disproportionate percentage of our total annual revenues and all of our income before taxes. We believe that results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 filed with the SEC on March 13, 2007 for a discussion of our interest rate risk. We believe our exposure associated with such market risks has not changed materially since December 30, 2006. See our discussion relating to auction rate securities in Part I, Item 2 under Liquidity and Capital Resources in this Form 10-Q.

ITEM 4:	CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation, as of September 29, 2007, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e).

Based on this evaluation, our chief executive officer and our chief financial officer have concluded that, as of September 29, 2007, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective at the reasonable assurance level, to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and

Exchange Commission’s rules and forms and (ii) that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. We monitor and evaluate on an ongoing basis our internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, we modify and refine our internal processes and controls as conditions warrant. As required by Rule 13a-15(d), our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended September 29, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter ended September 29, 2007.

PART II – OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS.

See Item 1 of Part I, “Financial Statements – Note 7- Commitments and Contingencies.”

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

We believe that the current globalization of the economy requires businesses to consider pursuing international expansion. We ship certain products to Canada and other countries. In addition, in January 2006, we completed the acquisition of Aspherio, a Barcelona, Spain-based provider of outsourced e-commerce solutions, now known as GSI Commerce International. Because our growth strategy involves expanding our business internationally, we intend to continue to expand our international efforts. However, we have limited experience in international business, and we cannot assure you that our international expansion strategy will be successful. To date, however, our international business activities have been limited. Our lack of a track record outside the United States increase the risks described below. In addition, our experience in the United States may not be relevant to establishing a business outside the United States. Accordingly, our international expansion strategy is subject to significant execution risk, as we cannot assure you that our strategy will be successful. For the year ended December 30, 2006, substantially all of our net revenues, operating results and assets were in the United States.

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

We recently completed the acquisition of Accretive Commerce, Inc. and if we are presented with opportunities that we consider appropriate, we may make investments in complementary companies, products or technologies or we may purchase other companies. We may not realize the anticipated benefits of any investment or acquisition. We may be subject to unanticipated problems and liabilities of acquired companies. While we attempt in our acquisitions to determine the nature and extent of any pre-existing liabilities, and to obtain indemnification rights from the previous owners for acts or omissions arising prior to the date of acquisition, resolving issues of liability between the parties could involve a significant amount of time, manpower and expense. If we or any of our subsidiaries were to be unsuccessful in a claim for indemnity from a seller, the liability imposed on us or our subsidiary could have a material adverse effect on us. We may not be able to assimilate successfully the additional personnel, operations, acquired technology or products or services into our business. Any acquisition may strain our existing financial and managerial controls and reporting systems and procedures. If we do not successfully integrate any acquired business, the expenditures on integration efforts will reduce our cash position without us being able to realize the expected benefits of the acquisition. In addition, key personnel of an acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Further, the physical expansion in facilities that could occur as a result of any acquisition may result in disruptions that could seriously impair our business. Finally, we may have to use our cash resources, incur debt or issue additional equity securities to pay for other acquisitions or investments, which could increase our leverage or be dilutive to our stockholders.

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

As of September 29, 2007, there were 3,368,831 shares available for new awards under the 2005 plan. Additionally, in the event of the cancellation, expiration, forfeiture or repurchase of any of the 4,317,517 shares of common stock that were subject to outstanding awards granted under the 1996 plan as of September 29, 2007, such shares would become available for issuance under the 2005 plan. In order to attract and retain key personnel, we may issue additional securities, including stock options, restricted stock grants and shares of common stock, in connection with our employee benefit plans, or may lower the price of existing stock options. No prediction can be made as to the effect, if any, that sale, or the availability for sale, of substantial amounts of common stock by our existing stockholders pursuant to an effective registration statement.

Conversion of our convertible notes will dilute the ownership interest of existing stockholders.

In June 2005, we issued $57.5 million principal amount of our convertible notes due 2025 (the 3% convertible notes) and in July 2007 we issued $150.0 million principal amount of our convertible notes due 2027 (the 2.5% convertible notes), which are all convertible into shares of our common stock. Under certain circumstances, a maximum of 6,157,635 shares of common stock could be issued upon conversion of the 2.5% convertible notes and a maximum of 3,874,661 shares of common stock could be issued upon conversion of the 3% convertible notes, in each case, subject to adjustment for stock dividends, stock splits, cash dividends, certain tender offers, other distributions and similar events. The conversion of some or all of these notes will dilute the ownership interest of existing stockholders. Any sales in the public market of the common stock issuable upon such conversions could adversely affect prevailing market prices of our common stock. In addition, the existence of these notes could encourage short selling by market participants because the conversion of the notes could depress the price of our common stock.

Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected revenue and/or expense fluctuations and affect our reported results of operations.

A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even require retroactive or retrospective application. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

In August 2007, the FASB issued for comment proposed FASB Staff Position (“FSP”) No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The proposed FSP would require the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using our nonconvertible debt borrowing rate. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The proposed FSP would also require an accretion of the resultant debt discount over the expected life of the debt. The proposed transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. The comment deadline for the proposed FSP was October 15, 2007 and if issued, the proposed FSP would be effective for us in fiscal 2008. We believe that if the FSP is issued as proposed, the convertible notes issued in June 2005 and July 2007 would be within the scope of the proposed FSP and we would be required to retroactively apply the guidance. Although we have not completed our analysis of the impact of this guidance, we believe the application would cause a reduction to the carrying value of the debt on our balance sheet and a corresponding increase in non-cash interest expense to be recognized over the initial redemption periods which could be significant.

Risks Related to Our Indebtedness

Our convertible notes could adversely affect our financial condition. We are not prohibited from incurring additional debt.

On June 1, 2005, we completed an offering of $57.5 million aggregate principal amount of our convertible notes due 2025. On July 5, 2007, we completed an offering of $150 million aggregate principal amount of our convertible notes due 2027. Including these notes, we have approximately $236.8 million of indebtedness outstanding as of September 29, 2007.

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

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS WHO ARE NOT ALSO DIRECTORS.

None

ITEM 5:	OTHER INFORMATION.

None

ITEM 6:	EXHIBITS.

2.1	Agreement and Plan of Merger dated as of August 16, 2007 among GSI Commerce, Inc., Blue Route, Inc., Accretive Commerce, Inc. and certain of the principal stakeholders of Accretive Commerce, Inc. A list of the exhibits and schedules to the Agreement and Plan of Merger appears in the table of contents to the Agreement. The Company will furnish to the Securities and Exchange Commission a copy of any omitted exhibits and schedules upon request. (filed with the Company’s Current Report on Form 8-K filed on August 17, 2007 and incorporated herein by reference)

4.1	Form of 2.50% Convertible Senior Note due 2027 (filed with the Company’s Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference)

4.2	Indenture dated as of July 2, 2007 between the Company and The Bank of New York, as trustee (filed with the Company’s Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference)

4.3	Registration Rights Agreement dated as of July 2, 2007 between the Company and Goldman, Sachs & Co. (filed with the Company’s Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference)

10.1	Purchase Agreement dated June 27, 2007 between the Company and Goldman, Sachs & Co. (filed with the Company’s Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf on the date indicated by the undersigned thereunto duly authorized.

Date: November 7, 2007

GSI COMMERCE, INC.

By:	/s/ MICHAEL G. RUBIN
Michael G. Rubin
Chairman, President and Chief Executive Officer

By:	/s/ MICHAEL R. CONN
Michael R. Conn
Executive Vice President, Finance and Chief Financial Officer
(principal financial officer & principal accounting officer)