Form 10-K
period 2007-12-29
GSI COMMERCE INC
filed 2008-03-13
CIK 828750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 0-16611

GSI COMMERCE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	04-2958132
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.	)

935 FIRST AVENUE, KING OF PRUSSIA, PA	19406
(Address of principal executive offices)	(Zip Code	)

Registrant’s telephone number, including area code (610) 491-7000

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC
Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the securities act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of the close of business on June 29, 2007, was approximately $516,028,770 based on a per share price of $22.71, the closing price of the registrant’s common stock on the trading day prior to such date, as reported on the NASDAQ Global Select Market. (1)

There were 46,871,378 shares of the registrant’s Common Stock outstanding as of the close of business on March 3, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

(Specific sections incorporated are identified- under applicable items herein)

Certain information required for Parts II and III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the Proxy Statement for the 2008 Annual Meeting of stockholders.

(1)	This amount equals the number of outstanding shares of the registrant’s common stock reduced by the number of shares that may be deemed held by the registrant’s executive officers, directors and stockholders owning in excess of 10% of the registrant’s common stock, multiplied by the last reported sale price for the registrant’s common stock on June 29, 2007 the last trading day prior to the last day of registrant’s fiscal second quarter. This information is provided solely for record keeping purposes of the Securities and Exchange Commission and shall not be construed as an admission that any executive officer, director or 10% stockholder of the registrant is an affiliate of the registrant or is the beneficial owner of any such shares. Any such inference is hereby disclaimed.

GSI COMMERCE, INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 29, 2007

Our fiscal year ends on the Saturday nearest the last day of December. Accordingly, references to fiscal 2003, fiscal 2004, fiscal 2005, fiscal 2006, fiscal 2007, fiscal 2008, fiscal 2009, fiscal 2010, fiscal 2011 and fiscal 2012 refer to the years ended January 3, 2004, January 1, 2005, December 31, 2005, December 30, 2006 and December 29, 2007 and the fiscal years ending January 3, 2009, January 2, 2010, January 1, 2011, December 31, 2011 and December 29, 2012.

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

Overview

We are a leading provider of services for e-commerce, multichannel retailing and interactive marketing to large, business-to-consumer (b2c) enterprises, which we call partners. For e-commerce and multichannel retailing, we deliver customized solutions to partners through an integrated e-commerce platform, which is comprised of three components: technology, fulfillment and customer care. We offer each of the platform’s components on a modular basis, or as part of an integrated, end-to-end solution. For interactive marketing, we offer a full suite of online marketing, advertising, e-mail and design services. Our partners include: Aeropostale®, American Eagle Outfitters®, Avis®, BMG Music Service®, Bath & Body Works®, British Airways®, CBS®, Christopher & Banks®, Dick’s Sporting Goods®, Estee Lauder®, Linens-n-Things®, Major League Baseball®, the NFL®, Reuters®, RalphLauren.com®, The Royal Bank of Scotland® group of companies, Sports Authority®, The TJX® Companies, Toys “R” Us® and Warnaco®.

Industry Trends and Market Opportunity

We believe that Internet usage and online shopping will continue to grow both domestically and internationally. According to estimates, the number of Internet users is expected to grow 38% globally and is expected to reach approximately 1.5 billion by 2011 from 1.1 billion users in 2006. The United States and Canada are expected to continue to lead the world in online adoption reaching an estimated 76% penetration by 2011 from an estimated 72% in 2007. Led by the United Kingdom, Germany and the Scandinavian countries, Europe is expected to have 50% online penetration by 2011 from an estimated 41% in 2007.

We believe consumer use of the Internet to make purchases will continue to increase worldwide. Global b2c e-commerce is expected to reach an estimated $1.0 trillion by 2010 from an estimated $643.3 billion in 2007. In the U.S., online sales, excluding travel, are expected to grow from an estimated $174.5 billion in 2007 to $301.0 billion in 2011 and represent 10.9% of total sales, excluding travel, according to Forrester Research.

We believe that U.S. retail sales are increasingly influenced by the online channel. By the year 2011, off-line sales influenced by online research are expected to reach $1 trillion, according to research. When combined with online sales, 47% of total U.S. retail sales will either be transacted through or be influenced by the Internet by 2011. We believe this underscores the need for b2c companies to build and enhance their multichannel efforts and to include their e-commerce business as a primary component in their overall sales and marketing strategy. Multichannel retailing creates opportunities for b2c companies to interact and reinforce their relationships with customers through multiple retail channels. Key to making multichannel retailing work for the customer is the integration of all channels whereby each channel promotes the use of the other. Based on this need, we believe demand for our services will continue to grow.

We also believe that multichannel retailing is part of the reason that U.S. retailers are increasing their information technology spending. A 2007 industry survey of U.S. retailers, catalogers, brands and virtual merchants found that approximately 60% planned to increase their e-commerce technology spend between 11% and 50% and approximately one third planned to increase expenditures by 10% or less. The same survey reported that nearly 29% of the responding companies said that replacing their e-commerce platform was their top priority.

As more consumers use the Web for research and shopping, and retailers take advantage of the Web for branding and marketing opportunities, the amount of money spent online for advertising and marketing is expected to increase. Global online advertising revenues are expected to climb from an estimated $41.3 billion in 2007 to an estimated $81.1 billion by 2011, representing an 18% compounded annual growth rate, according to one research source. In the U.S., online advertising and marketing revenues are expected to climb from an estimated $24.7 billion in 2007 to an estimated $42.0 billion by 2011, representing a 14% compounded annual growth rate, according to the same source. We believe retailers and brands have begun and will continue to advance their online marketing strategies by shifting funds from traditional offline advertising and marketing and moving them to the online channel. We believe this trend creates a particular opportunity for us to increase our value to our partners by offering them an expanded suite of marketing services aimed at helping them grow their online businesses while enhancing the value of their offline businesses.

We also believe there is opportunity for us to grow internationally. In 2006, International Data Corporation (IDC) estimated the global, online, b2c market to be approximately $517.6 billion and the U.S online b2c market to be $147.3 billion. By 2010, IDC estimates that the global, online b2c market will grow to approximately $1.0 trillion, while the U.S. online b2c market will grow to approximately $217.8 billion. According to these estimates, approximately 78% of the global, online b2c market will be located outside of the United States by 2010. While the United States has historically accounted for virtually all of our revenues, we believe the international marketplace has the potential to account for a larger portion of future revenue.

Our Value Proposition

We help our partners grow their e-commerce and multichannel businesses faster and more profitably than they could on their own. As retailers and brands place a greater emphasis on developing their online channels, they are challenged to make the level of investment required to support a high-quality, multichannel, e-commerce business. The online businesses of our partners and prospects often account for a small percentage of their companies’ overall businesses, which makes their online businesses too large to ignore, but often not large enough to justify the investment required to provide a robust e-commerce offering.

Our core competencies are providing services that enable e-commerce and multichannel retailing. By partnering with us, we believe companies gain access to better quality technology, a proven and integrated infrastructure and e-commerce and multichannel expertise. Our scale allows us to provide our partners with a broader range of high-quality capabilities, expertise and infrastructure than they could justify building, implementing and maintaining on their own and to continually invest in our service offerings and expertise.

Our Services

We provide services domestically and internationally that enable b2c companies to conduct e-commerce and multichannel retailing. Our services include a comprehensive and integrated suite of Web and e-commerce technologies, fulfillment and customer care, the components of which we offer as part of an integrated e-commerce platform as well as on a modular basis. Additionally, we offer interactive marketing, online advertising, e-mail and design services, technical Web and e-commerce development services, buying services, value-added fulfillment services, and services where we act as reseller of goods and services to our partners.

Our solutions focus on the needs of our partners to promote their brand identity and provide multichannel capabilities while enabling them to remain focused on growing their businesses. Further, we continually seek to broaden and increase the scope of our services and capabilities for the specific purpose of helping our partners grow their e-commerce businesses and enhance their customers’ online experience.

Our services can be customized to provide solutions that best fit the needs of our partners. Our core set of platform components serves as the foundation for providing partners with customizable e-commerce solutions and services. These solutions are based on specific design and operational requirements of individual partners’ e-commerce businesses. This customization can include the development or enhancement of technical and operational features and functions. Based on the need to gain efficiencies, improve performance and provide solutions that encourage the growth of our partners’ businesses, we continually upgrade or enhance elements within our core set of platform components. We also combine our internal research and development efforts with relationships we establish with leading third-party providers of e-commerce products and services. In turn, we offer the products and services obtained through these strategic relationships as part of one or more of our integrated platform services.

Whether on a modular basis or through a complete end-to-end solution, our e-commerce platform and its component parts are used to service partner e-commerce businesses in which the partner owns the inventory and in which we own the inventory. In cases where product is owned by the partner, the partner is the seller of the merchandise, establishes product prices and pays us either a fixed or variable percentage of revenues for the services we provide, or a fee based on the activity performed. Some partners select our integrated e-commerce platform and agree to have us select and purchase inventory from product manufacturers and other vendors. Under such agreements, we operate the partner’s e-commerce site on their behalf and under their brand or company name and we sell the inventory directly to consumers through our e-commerce platform. Generally, we pay a percentage of revenues to the respective partners in exchange for the right to use their brand names, logos and Web site address in the operation of their e-commerce business and for their commitment to promote and advertise their e-commerce business. To facilitate our selection and purchasing of owned inventory, we have a buying organization that procures products in the merchandise categories of sporting goods, consumer electronics and licensed entertainment products. In the case of sporting goods, we use a common pool of owned sporting goods inventory, which allows us to offer a broad assortment while efficiently managing the inventory. We also have b2b relationships with several partners to sell sporting goods and licensed products we own to their customers through their Web stores or other retail channels. We sell products to these b2b partners from our inventory or through our network of drop shippers and fulfill customer orders on behalf of these partners. When we own the inventory, we establish the prices for products that we offer, and to the extent possible, we strategically price products sold through a partner’s e-commerce business to be consistent with the pricing for the same products at that partner’s retail stores. Accordingly, prices for the same products may differ across our partners’ e-commerce businesses. We believe that we have strong relationships with our vendors and sources of unique products, and we regularly seek to add new vendors, brands and sources of unique products. During fiscal 2007, we purchased $44.2 million of inventory from one vendor, which accounted for 18.0% of the total dollar amount of inventory we purchased.

Technology Services

e-Commerce Engine.  We build and operate our partners’ Web stores using our proprietary e-commerce software application. This software facilitates the buying and selling of products online enabling the complete online shopping experience. This software includes a broad set of configurable features and functions that enables Web store functionality such as product presentation, merchandising, shopping cart, and checkout. The e-Commerce Engine allows partners to offer a robust consumer shopping experience that is uniquely tailored to their brand. The application is based on a standard three-tier architecture consisting of a Web layer, an application layer and a database layer. We use third-party software applications for the architecture’s foundation. On a selective basis, we have also integrated specialized, third-party software applications into our e-Commerce Engine in areas including, search, product presentation and customer analytics.

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

Web Infrastructure and Managed Hosting.  We host our partners’ Web stores and related systems in two Tier 1 data centers operated by a leading, third-party, telecommunications company. The two separately located data centers provide fail-over reliability for our partners’ Web stores. We use off-site, vaulted storage for system and database backups. Each center is configured with dedicated cage-and-rack server systems that can scale to accommodate our growing business. We actively manage and monitor the operations and infrastructure of our data centers, including communications, bandwidth, network, systems administration, load balancing, production support, security and data and storage requirements.

Order Management and Processing.  Our order management system serves as the ’order book of record’ and manages all aspects of orders placed through partners’ Web stores, including credit card payments, alternative payments, private-label credit cards, promotions, gift card purchase and redemption, shipping fees, taxes, and other service fees such as for gift wrapping. This system also determines the appropriate fulfillment channel for each order and manages backorders, substitutions, returns and exchanges. Our system is capable of accepting all major credit cards (Visa, MasterCard, American Express, and Discover), gift cards, gift certificates, private-label credit cards, physical checks, store credits, purchase orders (for business-to-business), alternative payment and checkout methods (Bill Me Later, PayPal and Google Checkout) and international credit and debit cards (JCB, Dankort and Switch/Maestro). The system supports MasterCard SecureCode and Verified by Visa, which are security technologies that ensure use by authorized cardholders only. We use multiple fraud detection and prevention tools and software, and we are linked with real-time, global fraud prevention databases. We can create customized rules to meet specific partner fraud policy requirements, and we train our customer care center agents on those policies. We maintain an internal team that is focused on order review, fraud prevention and claims processing. We also participate in an ongoing program that validates the company’s compliance with the Payment Card Industry Data Security Standard (PCI DSS).

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

Fulfillment and Drop Shipping Services

We offer a range of order fulfillment services in the U.S. through nine fulfillment centers and in Europe through two fulfillment centers.

As business needs dictate, we obtain supplemental fulfillment space to support our fulfillment centers. Through the end of fiscal year 2007, including supplemental space, our total fulfillment footprint was approximately 2.5 million square feet. We also integrate with an extensive network of third-party, drop-ship vendors as well as with certain partners who perform their own fulfillment. We work with a network of more than 650 drop-ship vendors and manufacturers that allows partners to operate with greater inventory efficiency and offers shoppers a wider product assortment. We have a dedicated vendor operations group that monitors drop-ship performance utilizing our proprietary fulfillment management system.

Our fulfillment activities include inbound receiving, storage, picking, packing and shipping and returns processing. We also offer a variety of value-added fulfillment services including customized package branding, gift wrapping, gift messaging, promotional inserts, bundling, kitting as well as product personalization and decorating that includes services such as monogramming, engraving, embroidering and heat transfer. We also offer fulfillment services for specialized award programs. We maintain relationships with major freight carriers and seek to achieve purchasing efficiencies by aggregating the shipping volume of our partners. We offer multiple forms of shipping methods to our partners’ customers, including standard and expedited options, and we ’rate shop’ at the individual package/order level to ensure that partners’ customers are charged the lowest possible shipping rate. We maintain inventory integrity and accuracy through a variety of methods, including electronic inbound item-level scan validation, robust daily cycle counting, directed wireless paperless picking, product scan verification of outbound items, outbound parcel expected weight validation, transaction activity and data analysis and security-related checks.

Customer Care Services

We provide customer care 24 hours per day, seven days per week through five customer care centers in the U.S. and one customer care center in the U.K. When needed, we also utilize third-parties to add customer service capacity. We also deploy our customer care application remotely for partners that provide their own customer care services. Our primary customer care activity is inbound contact management via phone and e-mail and includes a capability to up-sell and cross-sell customers. Our customer care workstations contain applications and informational tools that provide agents with a 360° view and access to customer information including service history, previous purchases and personal preferences. Service agents also have visibility into product information, inventory availability and order status. These service agent tools are integrated with our order management and fulfillment operations to provide a consistent experience across all customer touch points including our partners’ Web stores, direct mail, newspaper circulars, catalogs, promotional events and direct response television campaigns. In addition to partner-level training, we use a variety of customer care practices and systems to improve quality and efficiency including skills-based call routing, interactive voice response, call monitoring and work flow planning.

Interactive Marketing Services

We provide interactive marketing, online advertising and design services through our full-service, in-house interactive marketing agency. We also provide advanced e-mail marketing services and solutions through our e-mail subsidiary, e-Dialog, Inc., acquired in February 2008.

We have more than 150 e-marketing, creative and design professionals, that develop, implement and manage marketing initiatives aimed at increasing demand for our partners’ and non-platform partners’ products and promoting consistency for partner brands across all customer channels. We have combined our e-commerce expertise, our familiarity with our partners’ online businesses and our skills as interactive marketing professionals to offer a comprehensive suite of online marketing services. We work with our partners to develop marketing campaigns and visually engaging online destinations that drive customers to desired actions across multiple channels. E-commerce partners benefit from the integrated relationship between our interactive marketing services and our e-commerce platform, which gives us significant insight and knowledge about our partners’ direct-to-consumer businesses.

User Experience and Design.  We develop creative strategies and create compelling online brand experiences through an in-depth understanding of our partners’ customers’ needs and behaviors. Our team of usability, design, content and technology professionals collaborates with our partners to create custom online experiences that reinforce our partners’ offline presence. We build and promote brand consistency by developing the overall messaging, imagery and tone for a partner’s online presence. We create online stores that are intuitive and easy-to-use by providing navigational structure, presentation content and tools that add convenience, efficiency and speed to enhance the customer experience. Our in-house capabilities include a state-of-the-art usability lab, which tests shoppers’ experiences with a Web store’s design, navigation and content and provides valuable insight and feedback into customer shopping and purchasing habits and expectations. We also help partners appeal to their key customer groups through community functions that provide special interest content.

Photography and Content Development.  We create and produce engaging and informative product images and descriptive content that appear on our partners’ Web stores. Standards are collaboratively established with partners to create imagery and content that aligns with the partner’s branding. We maintain an in-house professional digital photography studio and use photography, graphics, imagery and rich media to create product presentations designed to inform online shoppers and encourage purchases. We create search engine optimization (SEO)-friendly detailed product specifications to educate shoppers and further enhance their online shopping experience. We write care instructions, size charts, buyers’ guides, fashion tips, legal information, appropriate age and skill levels and other informative content designed to support a customer’s purchase decision.

Interactive Marketing Services.  We develop, implement and manage strategic marketing programs for our partners that are designed to increase online exposure, generate incremental revenue and drive new customer acquisition. Our teams develop sophisticated, individualized marketing campaigns using buyer- and browser-preference data. We conduct A/B and multivariate testing to help drive new customer acquisition and revenue while maximizing the return on our partner’s marketing investment. We work with our partners to integrate marketing campaigns across channels while considering the opportunities and limitations associated with technology, merchandising, marketing and data analysis. Our marketing research and analysis helps create favorable product marketplace and brand positioning opportunities for our partners. We create and manage marketing campaigns and programs that include paid and natural search engine marketing (SEM) & SEO comparison shopping engines (CSEs), online advertising, affiliate marketing and emerging media opportunities. Many of our campaigns target and capitalize on the consumer search process. We work with our partners to best position their products in multiple search forums including search engines, comparison shopping sites, contextually relevant publisher sites, blogs and social networks or within the consumer’s own e-mail inbox. We measure and analyze consumer purchasing behavior and use the intelligence to optimize marketing campaigns for our partners. We manage paid search programs to strict return on investment (ROI) targets, while paying close attention to the creative and bid landscape. And we leverage our size to provide application programming interface (API) integration with all major search engines. For partners with CSE programs, we manage all aspects of the program — from data feed creation and taxonomy mapping to bid optimization at the product category and SKU level as well as feed analysis/optimization. This includes competitive program evaluation, program set-up, site-mix determination, commission structure negotiation, performance review, new site recruitment, and relationship management.

e-Mail Marketing.  In February 2008, we acquired e-Dialog Inc., an e-mail marketing company with approximately 250 employees and offices in Lexington, Massachusetts, New York, Seattle and London. e-Dialog provides advanced e-mail marketing and database technologies, products, strategies, and services for permission-based e-mail marketers in the U.S. and in Europe. We believe the acquisition significantly expands our e-mail marketing capabilities, gives us access to new vertical markets and complements our international growth efforts in Europe.

e-Dialog’s Web-based Precision Central Suitetm offers e-mail marketers a comprehensive and integrated set of tools that combines campaign management, data segmentation, in-depth reporting, analysis and performance. e-Dialog offers a broad range of service offerings that include campaign management (for full-service and collaborative relationships), strategy, analytics, data services, data integration, creative, advanced applications, deliverability/ISP relations, and response management. Custom solutions have included development of a custom content collection interface (CCI), workflow optimization and specialized conversion and Web tracking. Further, e-Dialog benchmarks its e-mail solutions using a proven internal framework called the Relevance Trajectory. This framework enables e-mail marketers to measure and gauge the relevance of their e-mail programs and identify opportunities to improve program relevance through e-mail optimization techniques involving audience segmentation, lifecycle management, messaging triggers, personalization, interactivity, and testing, measuring and understanding ROI. e-Dialog offers partners a range of service delivery options that include full-service, self-service or collaborative relationship solutions with each based on partner e-mail marketing needs. With a full-service solution, partner account management teams help partners maximize their e-mail marketing potential and guide their efforts through the entire process. The partner account management team works to understand a partner’s marketing objectives, helps to craft a strategy and then implements an ongoing e-mail program aimed at delivering results. e-Dialog self-service and collaborative client relationships means partners can rely on e-Dialog for training, custom applications and production assistance whenever the expertise is needed.

Catalog Services.  We provide end-to-end catalog services — from program management and circulation strategy and planning to print production and reporting analytics. Our understanding of the integration of e-commerce, brick-and-mortar and print ensures our partner’s catalogs represent their branding and merchandising across all customer touchpoints. Whether our partners operate b2c or b2b, we get their catalogs into the right hands to help increase response rates and conversion. We collaborate and strategize with our partners to ensure accurate targeting and demographics. We manage all aspects of a catalog program for our partners, including strategic and financial planning, photography, layout and design, print execution and back-end reporting, or we offer a plug-and-play into our technology platform for partners who manage their own catalogs.

Growth Strategy

Our objective is to grow our business by expanding the e-commerce businesses of our existing e-commerce service partners, by adding new partners, by expanding internationally, by generating incremental revenue from marketing and other services, and selectively through acquisitions. Key elements of our growth strategy include:

Grow Our Existing Partners’ Businesses

The financial benefit that we derive from our e-commerce service relationships with our partners is primarily tied to the performance of their e-commerce businesses. Accordingly, it is part of our strategy to grow our business by growing our partners’ e-commerce businesses. We implement this strategy by working closely with our partners to identify and then implement initiatives designed to grow their e-commerce businesses. Based on partner input and industry trends, we develop a product roadmap which details the direction that our platform enhancement projects will take. The roadmap adds new features and functions to Web stores such as alternative payment methods, creating new partner site tools, enhancing reporting and analytics or adding new multichannel integration capabilities. We have invested, and plan to continue to invest, in our platform as we continuously seek to enhance and expand our capabilities. We have expanded and enhanced our customer care and fulfillment capabilities and capacity with the addition of new fulfillment and customer care centers, services and technology. We have expanded and enhanced our capabilities in site design and presentation, usability, navigation and parametric search, personalization, customization, account management, shopping and product merchandising, payment processing and shopping cart and checkout. We have expanded and enhanced our capabilities in creative Web strategy and design, online marketing, content creation (photography and content) and e-mail marketing.

Expand Our Partner Base

We intend to continue to grow our business by adding new partners that have strong brand franchises. We seek to attract new partners by providing solutions that enable partners to grow their e-commerce businesses more rapidly and cost-effectively than they could on their own. Because we provide our solutions through an integrated multipartner platform, we are able to use the enhanced capabilities we have developed to attract new partners. We employ an in-house sales organization and sales support group that develops our business prospects. The U.S. sales group is assigned to regional sales territories. We also have a growing business development effort focused on European prospects. In fiscal 2007, we signed agreements with nine new partners for 13 Web stores. Of the nine new partners, eight are domestic and one is international. We have signed five to ten new partners per year since 2001.

Expand Internationally

We intend to grow our business by expanding internationally and replicating our domestic integrated e-commerce platform and our multichannel services model on a global basis. In January of 2006, we completed the purchase of Aspherio S.L., which provided us with an international platform that supports major European currencies, payment systems and taxation requirements. In December 2007, we completed the acquisition of Zendor.com Ltd., and re-named the entity Zendor/GSI Commerce Ltd., which provided us with fulfillment and call center capabilities intended to enable an end-to-end e-commerce solution capable of delivering integrated, multichannel e-commerce solutions to both U.K. and global retailers and brands. We intend to continue to build our presence internationally through strategic acquisitions and with other investments geared toward replicating our domestic end-to-end offering globally such as our continuing development efforts to internationalize the e-commerce technology component of our domestic platform for large international partners. Our international operations do not currently represent a material portion of our business.

Grow Revenue from Marketing and Other Value-Added Services

We also intend to continue to grow by providing interactive marketing services, as well as through other value-added services we provide, such as technical Web and e-commerce development services, buying services and value-added fulfillment services. gsi interactivesm, our interactive marketing, online advertising and design agency is focused on serving the emerging marketing needs of our partners and other internet retailers by providing services such as Web store redesign and online branding initiatives, creating compelling new content and community features for Web stores, creating and executing online advertising, optimizing natural and paid search, developing and operating affiliate marketing programs. e-Dialog is a proven provider of advanced e-mail marketing and database technologies, products, strategies, and services for permission-based e-mail marketers and offers clients full-service, self-service or collaborative relationships. In addition to marketing, we also offer partners custom technology development and implementation services for features and functions that we develop for use on our e-commerce platform. Through our fulfillment operations we offer product customization and personalization, gift card and award program fulfillment services.

Selectively Pursue Acquisitions

We also intend to continue to grow by selectively acquiring companies that can either enhance our existing capabilities or provide us with new capabilities that are strategic to our e-commerce platform and services offerings. By linking our acquisitions to corporate and business strategies we believe we deepen our capabilities and services and accelerate the value of the acquisition quickly. In 2007 and through February 2008, we completed three such acquisitions: Accretive Commerce, a U.S.-based e-commerce solutions company; Zendor.com, a Manchester, U.K.-based provider of fulfillment and customer care which provided us with a European infrastructure on which to build our international e-commerce business; and e-Dialog Inc., a provider of advanced e-mail marketing services and solutions, which complements and expands our marketing services capabilities.

Competition

The market for the development and operation of e-commerce businesses is continuously evolving and intensively competitive. Many of our prospective partners evaluate managing all aspects of an e-commerce operation with internal resources. As a result, we often compete with in-house solutions promoted and supported by internal information technology staffs, marketing departments, merchandising groups and other internal corporate constituencies. In these situations, we also compete with technology and service providers that supply one or more components of an e-commerce solution, primarily to allow prospects to develop and operate their e-commerce business in-house. This group of providers may include the prospective partner itself and companies that offer: Web platforms (ATG, IBM and Microsoft); customer, Web analytics and customer relationship management solutions (Seibel and Coremetrics); order processing, warehouse management and merchandising systems (SAP and Sterling Commerce); customer care /call center services (West and Convergys); fulfillment and logistics (DHL and UPS); e-mail management (Experian and Epsilon); online marketing (aQuantive, Digitas and Grey Interactive); strategic consulting (McKinsey & Co., Boston Consulting Group and Accenture); systems integration (Accenture, BearingPoint, EDS, Sapient, Infosys and IBM); and design services (aQuantive/Razorfish, AKQA, Blast Radius and Digitas). In addition, we compete with the online and offline businesses of a variety of retailers and manufacturers in our targeted categories.

We believe that we compete with these competitors primarily on the basis of the following:

•	offering a complete integrated solution designed to increase efficiencies and improve integration;

•	promoting the partner’s brand and business — not our own;

•	providing scale and operating leverage with an enterprise focus;

•	establishing our commitment to invest in and grow our platform (e.g., international expansion, marketing services); and

•	aligning our financial interests with those of our partners.

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

The issues of user privacy and information security have been the focus of numerous laws and regulations. These laws and regulations impact our business because we store personal information regarding customers of a partner’s e-commerce business and provide some of this information to that partner and to certain third parties that we use to process and authorize payments, process and fulfill orders, detect fraud, provide customer service, send e-mails and evaluate and maintain the performance of our partners’ Web stores. User privacy or security laws could restrict our and our partners’ ability to market products to our partners’ customers, create uncertainty in Web usage and reduce the demand for our products and services or require us to redesign our partners’ Web stores or the operation of their e-commerce businesses.

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

Employees

As of February 22, 2008, we employed 4,469 full-time employees and 210 part-time employees, of which 4,256 full-time employees and 199 part-time employees were located in the U.S. However, employment levels fluctuate due to the seasonal nature of our business. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good. Competition for qualified personnel in our industry is intense. We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel.

Seasonality

We have experienced and expect to continue to experience seasonal fluctuations in our revenues. These seasonal patterns will cause quarterly fluctuations in our operating results. In particular, the fourth fiscal quarter has accounted for and is expected to continue to account for a disproportionate percentage of our total annual revenues. We believe that results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year. For additional information, see Note 16, Quarterly Results (Unaudited), to our consolidated financial statements included in Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

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

Risk Factors

Any investment in our securities involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Annual Report on Form 10-K. If any of the following risks occur, our business financial position and operating results could be materially harmed. In these circumstances, the market price of our securities could decline, and you may lose all or part of the money you paid to buy our securities. The risks described below are not the only ones facing our company. Additional risks not necessarily known to us or that we currently deem immaterial may also impair our business operations.

All statements made in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements, as defined under federal securities law. The words “look forward to,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “could,” “guidance,” “potential,” “opportunity,” “continue,” “project,” “forecast,” “confident,” “prospects,” “schedule,” “designed,” “future,” “discussions,” “if” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, consumer spending, the financial markets and the industries in which we and our partners operate, changes affecting the Internet and e-commerce, our ability to develop and maintain relationships with strategic partners and suppliers and the timing of our establishment, extension or termination of our relationships with strategic partners, our ability to timely and successfully develop, maintain and protect our technology, confidential and proprietary information, and product and service offerings and execute operationally, our ability to attract and retain qualified personnel, our ability to successfully integrate our acquisitions of other businesses, the performance of acquired businesses and other factors described in the risks below. We expressly disclaim any intent or obligation to update these forward-looking statements.

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

Although we recorded net income in the last three fiscal years, we incurred net losses in the previous four fiscal years while operating our business. As of the end of fiscal 2007, we had an accumulated deficit of $117.3 million. We may not generate sufficient revenue and gross profit from our existing partners, add an appropriate number of new partners or adequately control our expenses. If we fail to do this, we may not be able to maintain profitability.

We will continue to incur significant operating expenses and capital expenditures as we seek to:

•	launch new partners;

•	expand internationally;

•	enhance our fulfillment capabilities and increase fulfillment capacity;

•	develop new technologies and features to improve our partners’ e-commerce businesses;

•	enhance our customer care center capabilities to better serve customers’ needs and increase customer care capacity;

•	expand our marketing services efforts;

•	increase our general and administrative functions to support our growing operations;

•	continue our business development, sales and marketing activities; and

•	make strategic or opportunistic acquisitions of complementary or new businesses or assets or internally develop new business initiatives.

If we incur expenses at a greater pace than our revenues, we could incur additional losses.

Our substantial indebtedness could adversely affect our financial condition.

We currently have and will continue to have a significant amount of indebtedness. On June 1, 2005, we completed an offering of $57.5 million aggregate principal amount of our subordinated convertible notes due 2025. On July 5, 2007, we completed an offering of $150 million aggregate principal amount of our subordinated convertible notes due 2027. In addition, on January 11, 2008 we entered into a secured revolving bank credit facility and line of credit with a borrowing capacity of $75 million, of which no amounts have been drawn. Including the notes and borrowings under the credit facility, we have approximately $236.8 million of indebtedness outstanding as of March 3, 2008.

Our indebtedness could have important consequences to you. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing;

•	require the dedication of a substantial portion of our cash flow from operations to the payment of interest and principal on our indebtedness, thereby reducing the availability of such cash flow to fund our growth strategy, working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry;

•	place us at a competitive disadvantage relative to competitors with less debt; and

•	make it difficult or impossible for us to pay the principal amount of the subordinated convertible notes at maturity, thereby causing an event of default under the subordinated convertible notes.

In addition, our secured revolving credit facility contains financial and other restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. In the event of default under the notes or the secured revolving credit facility, our indebtedness could become immediately due and payable and could adversely affect our financial condition.

The terms of our secured revolving credit facility impose financial and operating restrictions.

Our secured revolving credit facility contains restrictive covenants that limit our ability to engage in activities that may be in our long term best interests. These covenants limit or restrict, among other things, our ability to:

•	incur additional indebtedness;

•	pay dividends or make other distributions in respect of our equity securities;

•	sell assets, including the capital stock of our subsidiaries;

•	enter into certain transactions with our affiliates;

•	transfer any capital stock of any subsidiary or permit any subsidiary to issue capital stock;

•	create liens;

•	make certain loans or investments; and

•	effect a consolidation or merger or transfer of all or substantially all of our assets.

These limitations and restrictions may adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our best interests. In addition, our ability to borrow under the secured revolving credit facility is subject to borrowing base requirements. If we breach any of the covenants in our secured revolving credit facility, we may be in default under our secured revolving credit facility. If we default, the lenders under our secured revolving credit facility could declare all borrowings owed to them, including accrued interest and other fees, to be due and payable.

We may in the future need additional debt or equity financing to continue our growth. Such additional financing may not be available on satisfactory terms or it may not be available when needed, or at all.

We have funded the growth of our e-commerce business primarily from the sale of equity securities and through the issuance of subordinated convertible notes. If our cash flows are insufficient to fund our growth, we may in the future need to seek additional equity or debt financings or reduce costs. Our secured revolving credit facility contains restrictive covenants restricting our ability to incur additional indebtedness. Further, we may not be able to obtain financing on satisfactory terms or it may not be available when needed, or at all. Our inability to finance our growth, either internally or externally, may limit our growth potential and our ability to execute our business strategy. If we issue securities to raise capital, our existing stockholders may experience dilution or the new securities may have rights senior to those of our common stock. In addition, the terms of these securities could impose restrictions on our operations.

If we fail to manage our exposure to global financial and securities market risk successfully, our operating results and financial statements could be materially impacted.

The primary objective of most of our investment activities is to conservatively invest excess cash in highly rated liquid securities. To achieve this objective, a majority of our marketable investments are institutional money market accounts, certificates of deposit, U.S. government agency securities and corporate bonds denominated in U.S. dollars. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments, which could materially harm our results of operations and financial condition. These investments are subject to general credit, liquidity, market, and interest rate risks, which may be directly or indirectly impacted by the U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets causing credit and liquidity issues. With the current unstable credit environment, we might incur significant realized, unrealized or impairment losses associated with these investments.

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

Our fourth fiscal quarter has accounted for and is expected to continue to account for a disproportionate percentage of our total annual revenues. For fiscal 2007, fiscal 2006 and fiscal 2005, 44.7%, 42.2% and 39.1% of our annual net revenues were generated in our fiscal fourth quarter, respectively. Since fiscal 1999, we have not generated net income in any fiscal quarter other than a fiscal fourth quarter. If our revenues are below seasonal expectations during the fourth fiscal quarter or if we do not execute operationally, our operating results could be below the expectations of securities analysts and investors. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel, customer care operations, fulfillment operations, IT capacity and shipment activities and may cause a shortfall in revenues compared to expenses in a given period.

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

Key elements of our growth strategy include adding new partners, extending the length of existing partner agreements on favorable terms and growing the business of our existing partners. If we are unable to add our targeted amount of new business, add partners with good reputations or add new partners on favorable terms, our growth may be limited. If we are unable to add and launch new partners within the time frames projected by us, we may not be able to achieve our targeted results in the expected periods. In addition, our ability to add new partners and retain and renew existing partners depends on the quality of the services we provide and our reputation. To the extent that we have difficulties with the quality of the services we provide or have operational issues that adversely affect our reputation, it could adversely impact our ability to add new partners, retain and renew existing partners and grow the business of our existing partners. Because competition for new partners is intense, we may not be able to add new partners on favorable terms, or at all. Further, our ability to add new partners on favorable terms is dependent on our success in building and retaining our sales organization and investing in infrastructure to serve new partners.

Our success is tied to the success of the partners for which we operate e-commerce businesses.

Our success is substantially dependent upon the success of the partners for which we operate e-commerce businesses. The retail business is intensely competitive. If our partners were to have financial difficulties or seek protection from their creditors or if they were to suffer impairment of their brand, it could adversely affect our ability to maintain and grow our business or to collect partner receivables. Our business could also be adversely affected if our partners’ marketing, brands or retail stores are not successful or if our partners reduce their marketing or number of retail stores. Additionally, a change in management at our partners could adversely affect our relationship with those partners and our revenue from our agreements with those partners. As a result of our relationship with certain of our partners, these partners identify, buy, and bear the financial risk of inventory obsolescence for their corresponding Web stores and merchandise. As a result, if any of these partners fail to forecast product demand or optimize or maintain access to inventory, we would receive reduced service fees under the agreements and our business and reputation could be harmed.

We enter into contracts with our partners. In fiscal 2007, we derived 45.3% of our revenue from five partners’ e-commerce businesses. If we do not maintain good working relationships with our partners, or perform as required under these agreements, it could adversely affect our business.

The contracts with our partners establish complex relationships between our partners and us. We spend a significant amount of time and effort to maintain our relationships with our partners and address the issues that from time to time may arise from these complex relationships. For fiscal 2007, sales to customers through one of our partner’s e-commerce businesses accounted for 13.2% of our revenue, sales to customers through another one of our partner’s e-commerce businesses accounted for 11.9% of our revenue. For fiscal 2007, sales through our top five partners’ e-commerce businesses accounted for 45.3% of our revenue. For fiscal 2006, sales to customers through one of our partner’s e-commerce businesses accounted for 14.9% of our revenue, sales to customers through another one of our partner’s e-commerce businesses accounted for 13.9% of our revenue. For fiscal 2006, sales through our top five partners’ e-commerce businesses accounted for 52.9% of our revenue. For fiscal 2005, sales to customers through one of our partner’s e-commerce businesses accounted for 25.6% of our revenue, sales through another one of our partner’s e-commerce businesses accounted for 12.8% of our revenue. For fiscal 2005, sales through our top five partners’ e-commerce businesses accounted for 61.3% of our revenue. Our partners could decide not to renew their agreements at the end of their respective terms. Additionally, if we do not perform as required under these agreements, our partners could seek to terminate their agreements prior to the end of their respective terms or seek damages from us. Loss of our existing partners, particularly our major partners, could adversely affect our business, financial condition and results of operations.

We and our partners must develop and maintain relationships with key manufacturers to obtain a sufficient assortment and quantity of quality merchandise on acceptable commercial terms. If we or our partners are unable to do so, it could adversely affect our business, results of operations and financial condition.

For the e-commerce businesses for which we own inventory, we primarily purchase products from the manufacturers and distributors of the products. For the e-commerce businesses for which our partners own inventory, our partners typically purchase products from the manufacturers and distributors of products or source their own products. If we or our partners are unable to develop and maintain relationships with these manufacturers, distributors or sources, we or our partners may be unable to obtain or continue to carry a sufficient assortment and quantity of quality merchandise on acceptable commercial terms and our partners’ e-commerce businesses and our business could be adversely impacted. We do not have written contracts with some of our manufacturers, distributors or sources. During fiscal 2007, we purchased 18.0% of the total amount of inventory we purchased from one manufacturer. During fiscal 2006 and fiscal 2005, we purchased 28.6% and 40.0%, respectively, of the total amount of inventory we purchased from the same manufacturer. While we have a contract with this manufacturer, this manufacturer and other manufacturers could stop selling products to us or our partners and may ask us or our partners to remove their products or logos from our partners’ Web stores. If we or our partners are unable to obtain products directly from manufacturers, especially popular brand manufacturers, we or our partners may not be able to obtain the same or comparable merchandise in a timely manner or on acceptable commercial terms.

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

As currently configured, the Internet may not support an increase in the number or requirements of users. In addition, there have been outages and delays on the Internet as a result of damage to the current infrastructure. The amount of traffic on our partners’ Web stores could decline materially if there are outages or delays in the future. The use of the Internet may also decline if there are delays in the development or adoption of modifications by third parties that are required to support increased levels of activity on the Internet. If any of the foregoing occurs, the number of our partners’ customers could decrease. In addition, we may be required to spend significant capital to adapt our operations to any new or emerging technologies relating to the Internet.

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

Our success depends to a significant degree upon the protection of our intellectual property rights in the core technology and other components of our e-commerce platform including our software and other proprietary information and material, and our ability to develop technologies that are as good as or better than our competitors. We may be unable to deter infringement or misappropriation of our software and other proprietary information and material, detect unauthorized use or take appropriate steps to enforce our intellectual property rights. Additionally, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the

U.S. In addition, the failure of our partners to protect their intellectual property rights, including their trademarks and domain names, could impair our operations. Our competitors could, without violating our intellectual property rights, develop technologies that are as good as or better than our technology. Protecting our intellectual property and other proprietary rights can be expensive. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and consequently harm our operating results. Our failure to protect our intellectual property rights in our software and other information and material or to develop technologies that are as good as or better than our competitors’ could put us at a disadvantage to our competitors. These failures could have a material adverse effect on our business.

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

The market for the development and operation of e-commerce businesses and interactive marketing services is continuously evolving and is intensely competitive. Increased competition could result in fewer successful opportunities to partner, price reductions, reduced gross margins and loss of market share, any of which could seriously harm our business, results of operations and financial condition. In the development and operation of e-commerce businesses, we often compete with in-house solutions promoted and supported by internal information technology staffs, marketing departments, merchandising groups and other internal corporate constituencies. In these situations, we compete with technology and service providers, which supply one or more components of an e-commerce solution primarily to allow the prospect or others to develop and operate the prospect’s e-commerce business in-house. In addition, we compete with the online and offline businesses of a variety of retailers and manufacturers in our targeted categories.

Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. They may be able to secure merchandise from vendors on more favorable terms and may be able to adopt more aggressive pricing policies. They may also receive investments from or enter into other commercial relationships with larger, well-established companies with greater financial resources. Competitors in the retail, e-commerce services and interactive marketing services industries also may be able to devote more resources to technology development and marketing than we do.

Competition in the e-commerce industry may intensify. Other companies in our industries may enter into business combinations or alliances that strengthen their competitive positions. Additionally, there are relatively low barriers to entry into the e-commerce services and interactive marketing services markets. As various Internet market segments obtain large, loyal customer bases, participants in those segments may expand into the market segments in which we operate. In addition, new and expanded Web technologies may further intensify the competitive nature of online retail and interactive marketing. The nature of the Internet as an electronic marketplace facilitates competitive entry and comparison shopping and renders it inherently more competitive than conventional retailing formats. This increased competition may reduce our sales, our ability to operate profitably, or both.

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

We may have exposure to greater than anticipated tax liabilities.

We are subject to income, payroll and other taxes in both the United States and foreign jurisdictions. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Moreover, significant judgment is required in evaluating our worldwide provision for income taxes. Our determination of our tax liability is always subject to review by applicable tax authorities. Any adverse outcome of such a review could have a negative effect on our operating results and financial conditions. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

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

The applicability of existing laws governing issues such as property ownership, intellectual property rights, taxation, libel, obscenity, qualification to do business and export or import matters could also harm our business. Many of these laws may not contemplate or address the unique issues of the Internet or online retailing. Some laws that do contemplate or address those unique issues, such as the Digital Millennium Copyright Act and The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. These current and future laws and regulations could reduce our ability to operate efficiently.

Our e-Dialog e-mail marketing solutions business is dependent on the market for e-mail marketing solutions and there may be changes in the market that may harm our business.

In our e-Dialog email marketing solutions business, we derive revenue from email marketing solutions. The market for email marketing solutions is at a relatively early stage of development, making this business and future prospects difficult to evaluate. Our current expectations with respect to areas of growth within the market may not prove to be correct.

Should our clients lose confidence in the value or effectiveness of email marketing, the demand for our products and services will likely decline. A number of factors could affect our clients’ assessment of the value or effectiveness of email marketing, including the following:

•	growth in the number of emails sent or received on a daily or regular basis;

•	the ability of filters to effectively screen for unwanted emails;

•	the ability of smart phones or similar communications to adequately display email;

•	continued security concerns regarding Internet usage in general from viruses, worms or similar problems affecting Internet and email utilization; and

•	increased governmental regulation or restrictive policies adopted by internet service providers (ISPs) that make it more difficult or costly to utilize email for marketing communications.

Any decrease in the use of email by businesses would reduce demand for our email marketing products or services and the business and results of operation for our email marketing business would suffer.

In addition, it is uncertain whether our email marketing solutions will achieve and sustain the high level of market acceptance that is critical to the success of our business. If the market for email marketing solutions fails to grow or grows more slowly than we currently anticipate, demand for our email marketing solutions may decline and our revenue would suffer. We may not be able to successfully address any of these challenges, risks and difficulties, including the other risks related to our business and industry described below. Failure to adequately do so could adversely affect our business, results of operations or financial condition.

Existing federal, state and international laws regulating email marketing practices impose certain obligations on the senders of commercial emails and could expose us to liability for violations, decrease the effectiveness of our email marketing solutions, and expose us to financial, criminal and other penalties for non-compliance, which could increase our operating costs.

The CAN-SPAM Act establishes certain requirements for commercial email messages and specifies penalties for commercial email that violates the Act. The CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future commercial email messages from the sender. As a result, in the event our products and services were to become unavailable or malfunction for any period of time for any reason, our clients could violate the provision of the CAN-SPAM Act. Moreover, non-compliance with this and other aspects of the CAN-SPAM Act carries significant financial penalties. Many states have also passed laws regulating commercial email practices that typically provide a private right of action and specify damages and other penalties, which in some cases may be substantial. Some of these laws are significantly more punitive and difficult to comply with than the CAN-SPAM Act. It is not settled whether all or a portion of certain state laws may be preempted by the CAN-SPAM Act. In addition, certain foreign countries have enacted laws that regulate sending email, and some of these laws are more restrictive than U.S. laws. For example, some foreign laws prohibit sending unsolicited email unless the recipient has provided the sender advance consent to receipt of such email, or in other words has “opted-in” to receiving it. If we were found to be in violation of the CAN-SPAM Act, applicable state laws not preempted by the CAN-SPAM Act, or foreign laws regulating the distribution of email, whether as a result of violations by our clients or if we were deemed to be directly subject to and in violation of these requirements, we could be exposed to one or more of the following consequences:

•	payment of statutory, actual or other damages;

•	criminal penalties;

•	actions by state attorneys general;

•	actions by private citizens or class actions; and

•	penalties imposed by regulatory authorities of the U.S. government, state governments and foreign governments.

Any of these potential areas of exposure would adversely affect our financial performance, could preclude us from doing business in specific jurisdictions, and significantly harm our business. We also may be required to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain clients or increase our operating costs.

Private spam blacklists may interfere with our ability to communicate with our e-commerce customers and the ability of the clients of e-Dialog to effectively deploy our email marketing products or services which could harm our business.

In operating the e-commerce businesses of our partners, we depend on email to market to and communicate with customers, our partners also rely on email to communicate with their customers and e-Dialog provides email marketing solutions to its clients. In an effort to regulate the use of email for commercial solicitation, various private companies maintain “blacklists” of companies and individuals (and the websites, ISPs and Internet protocol addresses associated with those companies or individuals) that do not adhere to standards of conduct or practices for commercial email solicitations that the blacklisting entity believes are appropriate. If a company’s Internet protocol addresses are listed by a blacklisting entity, emails sent from those addresses may be blocked if they are sent to any Internet domain or Internet address that subscribes to the blacklisting entity’s service or purchases its blacklist. It is possible that this sort of blacklisting or similar restrictive activity could interfere with our ability to communicate with customers of our partners’ ecommerce businesses or to market our partners’ products or services and could undermine the effectiveness of our partners’ email marketing campaigns, all of which could damage our business.

ISPs can also block emails from reaching their users. Recent releases of ISP software and the implementation of stringent new policies by ISPs make it more difficult to deliver our partners’ emails. If ISPs materially limit, delay or halt the delivery of our or our partners’ emails, or if we fail to deliver our or our partners’ emails in a manner compatible with ISPs’ email handling or authentication technologies, then the demand for our products or services could be reduced and our partners may seek to terminate their agreements with us.

From time to time, we may acquire or invest in other companies. There are risks associated with potential acquisitions and investments and we may not achieve the expected benefits of future acquisitions and investments.

We have recently completed several acquisitions and if we are presented with opportunities that we consider appropriate, we may make investments in complementary companies, products or technologies or we may purchase other companies. We may not realize the anticipated benefits of any investment or acquisition. We may be subject to unanticipated problems and liabilities of acquired companies. While we attempt in our acquisitions to determine the nature and extent of any pre-existing liabilities, and to obtain indemnification rights from the previous owners for acts or omissions arising prior to the date of acquisition, resolving issues of liability between the parties could involve a significant amount of time, manpower and expense. If we or any of our subsidiaries were to be unsuccessful in a claim for indemnity from a seller, the liability imposed on us or our subsidiary could have a material adverse effect on us. We may not be able to assimilate successfully the additional personnel, operations, acquired technology or products or services into our business. Any acquisition may strain our existing financial and managerial controls and reporting systems and procedures. If we do not successfully integrate any acquired business, the expenditures on integration efforts will reduce our cash position without us being able to realize the expected benefits of the acquisition. In addition, key personnel of an acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Further, the physical expansion in facilities that could occur as a result of any acquisition may result in disruptions that could seriously impair our business. Finally, we may have to use our cash resources, incur debt or issue additional equity securities to pay for other acquisitions or investments, which could increase our leverage or be dilutive to our stockholders.

We plan to continue to expand our business internationally which may cause our business to become increasingly susceptible to numerous international business risks and challenges. We have limited experience in international operations.

We ship certain products to Canada and other countries. In addition, in January 2006, we completed the acquisition of Aspherio S.L., a Barcelona, Spain-based provider of outsourced e-commerce solutions now known as GSI Commerce Solutions International. In December 2007 we completed the acquisition of Zendor.com Ltd., a Manchester, United Kingdom-based provider of outsourced e-commerce solutions now known as Zendor/GSI Commerce Ltd. Because our growth strategy involves expanding our business internationally, we intend to continue to expand our international efforts. However, we have limited experience in international business, and we cannot assure you that our international expansion strategy will be successful. To date, however, our international business activities have been limited. Our lack of a track record outside the United States increase the risks described below. In addition, our experience in the United States may not be relevant to establishing a business outside the United States. Accordingly, our international expansion strategy is subject to significant execution risk, as we cannot assure you that our strategy will be successful. For fiscal 2007, substantially all of our net revenues, operating results and assets were in the United States.

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

Our revenue and rate of growth depends on the continued growth of demand for the products offered by our partners, and our business is affected by general economic and business conditions. A decrease in demand, whether caused by changes in consumer spending or a weakening of the U.S. economy or the local economies outside of the United States where we sell products, may result in decreased revenue or growth or problems with our ability to collect customer receivables. Terrorist attacks and armed hostilities could create economic and consumer uncertainty that could adversely affect our revenue or growth.

Our success is dependent upon our executive officers and other key personnel.

Our success depends to a significant degree upon the contribution of our executive officers and other key personnel, particularly Michael G. Rubin, chairman of the board president and chief executive officer. Our executive officers and key personnel could terminate their employment with us at any time despite any employment agreements we may have with these employees. Due to the competition for highly qualified personnel, we cannot be sure that we will be able to retain or attract executive, managerial or other key personnel. We have obtained key person life insurance for Mr. Rubin in the amount of $9.0 million. We have not obtained key person life insurance for any of our other executive officers or key personnel.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on the effectiveness of our internal control over financial reporting. We have expended significant resources to comply with our obligations under Section 404 with respect to fiscal 2007. If we fail to correct any issues in the design or operating effectiveness of internal controls over financial reporting or fail to prevent fraud, current and potential stockholders and partners could lose confidence in our financial reporting, which could harm our business, the trading price of our common stock and our ability to retain our current partners and obtain new partners.

Risks Related to Our Common Stock

We may enter into future acquisitions and take certain actions in connection with such acquisitions that could affect the price of our common stock.

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

Factors that may cause our operating results to fluctuate or harm our business include but are not limited to the following:

•	our ability to obtain new partners or to retain existing partners in our e-commerce and marketing services businesses;

•	the performance of one or more of our partner’s e-commerce businesses;

•	our and our partners’ ability to obtain new customers at a reasonable cost or encourage repeat purchases;

•	the number of visitors to the e-commerce businesses operated by us or our ability to convert these visitors into customers;

•	our and our partners’ ability to offer an appealing mix of products or to sell products that we purchase;

•	our ability to achieve effective results for our marketing services clients;

•	our ability to adequately develop, maintain and upgrade our partners’ e-commerce businesses or the technology and systems we use to process customers’ orders and payments;

•	the timing and costs of upgrades and developments of our systems and infrastructure;

•	the ability of our competitors to offer new or superior e-commerce businesses, services or products or new or superior marketing services;

•	price competition that results in lower profit margins or losses;

•	the seasonality of our business, especially the importance of our fiscal fourth quarter to our business;

•	our inability to obtain or develop specific products or brands or unwillingness of vendors to sell their products to us;

•	unanticipated fluctuations in the amount of consumer spending on various products that we sell, which tend to be discretionary spending items;

•	the cost of advertising and the amount of free shipping and other promotions we offer;

•	increases in the amount and timing of operating costs and capital expenditures relating to expansion of our operations;

•	our inability to manage our shipping costs on a profitable basis or unexpected increases in shipping costs or delivery times, particularly during the holiday season;

•	inflation of prices of fuel and gasoline and other raw material that impact our costs;

•	technical difficulties, system security breaches, system downtime or Internet slowdowns;

•	our inability to manage inventory levels or control inventory shrinkage;

•	our inability to manage fulfillment operations or provide adequate levels of customer care or our inability to forecast the proper staffing levels in fulfillment and customer care;

•	an increase in the level of our product returns or our inability to effectively process returns;

•	government regulations related to the Internet or e-commerce which could increase the costs associated with operating our businesses, including requiring the collection of sales tax on all purchases through the e-commerce businesses we operate; and

•	unfavorable economic conditions in general or specific to the Internet or e-commerce, which could reduce demand for the products sold through our partners’ e-commerce businesses.

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

As of March 3, 2008, there were 2,679,574 shares available for new awards under the 2005 plan. Additionally, in the event of the cancellation, expiration, forfeiture or repurchase of any of the 4,002,454 shares of common stock that were subject to outstanding awards granted under the 1996 plan as of March 3, 2008, such shares would become available for issuance under the 2005 plan. In order to attract and retain key personnel, we may issue additional securities, including stock options, restricted stock grants and shares of common stock, in connection with our employee benefit plans, or may lower the price of existing stock options. No prediction can be made as to the effect, if any, that sale, or the availability for sale, of substantial amounts of common stock by our existing stockholders pursuant to an effective registration statement.

We have never paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

We have never paid cash dividends on our common stock and do not anticipate that any cash dividends will be declared or paid in the foreseeable future. In addition, the terms of our secured revolving credit facility prohibit us from declaring or paying dividends on our common stock. As a result, holders of our common stock will not receive a return, if any, on their investment unless they sell their shares of our common stock.

We are controlled by certain principal stockholders.

As of March 3, 2008, Michael G. Rubin, our chairman, president and chief executive officer, beneficially owned 15.8%, funds affiliated with SOFTBANK Holdings Inc., or SOFTBANK, beneficially owned 17.4%, and Liberty Media Corporation, or Liberty, through its subsidiary QVC, Inc. and QVC’s affiliate QK Holdings, Inc. beneficially owned approximately 19.7% of our outstanding common stock. If they decide to act together, any two of Mr. Rubin, SOFTBANK, and Liberty would be in a position to exercise considerable control, and all three would be in a position to exercise complete control, over most matters requiring stockholder approval, including the election or removal of directors, approval of significant corporate transactions and the ability generally to direct our affairs. Furthermore, pursuant to stock purchase agreements, SOFTBANK and Liberty each have the right to designate up to one member of our board of directors. This concentration of ownership and the right of SOFTBANK and Liberty to designate members to our board of directors may have the effect of delaying or preventing a change in control of us, including transactions in which stockholders might otherwise receive a premium over prevailing market prices for our common stock. Furthermore, Mr. Rubin has entered into voting agreements with each of SOFTBANK and Liberty, and SOFTBANK and Liberty have entered into voting agreements with each other. The parties to these voting agreements have agreed to support the election of the directors designated by each of the other parties.

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

The price of our common stock on the NASDAQ Global Market has been volatile. During fiscal 2007, the high and low sale prices of our common stock ranged from $16.09 to $29.27 per share. During fiscal 2006, the high and low sale prices of our common stock ranged from $10.67 to $19.52 per share. During fiscal 2005, the high and low sale prices of our common stock ranged from $12.21 to $21.25 per share. We expect that the market price of our common stock may continue to fluctuate.

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

Holders of our common stock will be subordinated to our secured revolving credit facility, convertible notes and other indebtedness.

In the event of our liquidation or insolvency, holders of common stock would receive a distribution only after payment in full of all principal and interest due under our secured revolving credit facility, due to holders of our convertible notes and due to other creditors, and there may be little or no proceeds to distribute to holders of common stock at such time.

Conversion of our subordinated convertible notes will dilute the ownership interest of existing stockholders.

In June 2005, we issued $57.5 million principal amount of our subordinated convertible notes due 2025 (the 3% convertible notes) and in July 2007 we issued $150.0 million principal amount of our subordinated convertible notes due 2027 (the 2.5% convertible notes), which are all convertible into shares of our common stock. Under certain circumstances, a maximum of 6,157,635 shares of common stock could be issued upon conversion of the 2.5% convertible notes and a maximum of 3,874,661 shares of common stock could be issued upon conversion of the 3% convertible notes, in each case, subject to adjustment for stock dividends, stock splits, cash dividends, certain tender offers, other distributions and similar events. The conversion of some or all of these notes will dilute the ownership interest of existing stockholders. Any sales in the public market of the common stock issuable upon such conversions could adversely affect prevailing market prices of our common stock. In addition, the existence of these notes could encourage short selling by market participants because the conversion of the notes could depress the price of our common stock.

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

In August 2007, the Financial Accounting Standards Board (“FASB”) issued for comment Proposed FASB Staff Position (“FSP”) APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The proposed FSP would require the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. Our $207.5 million of subordinated convertible notes would be subject to the provisions of this proposal because under the notes we have the ability to elect cash settlement upon conversion for the principle of the notes. The debt would be recognized at the present value of its cash flows discounted using our nonconvertible debt borrowing rate. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The proposed FSP would also require an accretion of the resultant debt discount over the expected life of the debt. The proposed transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. In November 2007, the FASB announced it is expected to begin its redeliberations of the proposed FSP in February 2008, which was subsequently changed to March 2008. We believe that if the FSP is issued as proposed, it would result in a material decrease to our liabilities and a material increase to our stockholders’ equity on the Consolidated Balance Sheets. It would also result in a material decrease to net income as a result of a material non-cash increase to interest expense to accrete the value of the debt from its fair value to its principle amount over the term of the subordinated convertible notes in the Consolidated Statements of Operations. These changes would not impact our cash flows from operating activities, investing activities or financing activities.

ITEM 1B:	UNRESOLVED STAFF COMMENTS.

We, like other issuers, from time to time receive written comments from the staff of the SEC regarding our periodic or current reports under the Exchange Act. There are no comments that remain unresolved that we received not less than 180 days before the end of fiscal 2007.

ITEM 2:  PROPERTIES.

The following table provides information about our owned, leased and licensed facilities as of December 29, 2007(1):

	Square
Use	Footage	Location	Owned/Leased/Licensed

Principal Office	104,000	King of Prussia, PA	Owned	(2)(3)
Office	56,000	King of Prussia, PA	Owned
Office	75,000	King of Prussia, PA	Leased
Office	3,749	Los Angeles, CA	Leased
Office	1,899	San Jose, CA	Leased
Office	4,758	Barcelona, Spain	Leased
Office	9,807	Huntersville, NC	Leased
Office	6,142	Roanoke, VA	Leased
Fulfillment	470,000	Louisville, KY	Owned
Fulfillment	400,000	Shepherdsville, KY	Leased
Fulfillment	297,000	Shepherdsville, KY	Leased	(4)
Fulfillment	540,000	Richwood, KY	Leased
Fulfillment	108,000	Pacoima, CA	Leased
Fulfillment	125,000	Edwardsville, IL	Licensed
Fulfillment	478,750	Martinsville, VA	Leased
Fulfillment	25,000	Portland, TN	Leased
Fulfillment	63,000	Rochdale, United Kingdom	Leased
Fulfillment/Call Center/Office	137,000	Chadderton, United Kingdom	Leased
Fulfillment/Call Center/Office	70,558	Pacoima, CA	Leased
Call Center	82,000	Melbourne, FL	Leased
Call Center	48,000	Eau Claire, WI	Owned
Call Center	25,000	Brunswick, GA	Leased
Call Center	36,150	Martinsville, VA	Leased

(1)	We also lease additional space to fill short term needs on an as needed basis. We believe that our properties are adequate for our present needs and that suitable additional or replacement space will be available as required.

(2)	We own our principal executive office in King of Prussia, Pennsylvania, which is subject to a $13.0 million mortgage. None of our other owned properties is subject to a mortgage.

(3)	We also have an option through February 2009 to purchase an additional building lot adjacent to our principal executive office in King of Prussia, Pennsylvania.

(4)	We executed a lease for this facility in 2007, but operations will begin in 2008.

ITEM 3:	LEGAL PROCEEDINGS.

We are involved in various litigation incidental to our business, including alleged contractual claims, claims relating to infringement of intellectual property rights of third parties and claims relating to the manner in which goods are sold through our e-commerce platform. We do not believe, based on current knowledge, that any of these claims are likely to have a material adverse effect on our business, financial position or results of operations. However, we may incur substantial expenses and devote substantial time to defend third-party claims whether or not such claims are meritorious. In the event of a determination adverse to us, we may incur substantial monetary liability and may be required to implement expensive changes in our business practices or enter into costly royalty or licensing agreements. Such a determination adverse to us could have a material adverse effect on our business, financial position or results of operations.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our stockholders during the fiscal quarter ended December 29, 2007.

ITEM 4.1:	EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth information regarding each of our executive officers who, with the exception of Mr. Rubin, are not also directors:

Name	Age(1)	Title

Michael G. Rubin	35	Chairman, President and Chief Executive Officer
Michael R. Conn	37	Executive Vice President, Finance and Chief Financial Officer
Steven C. Davis	37	Executive Vice President, International and President and Managing Director of GSI Commerce Solutions International, S.a.r.l
Stephen J. Gold	48	Executive Vice President and Chief Information Officer
J. Scott Hardy	46	Executive Vice President, Business Management
Arthur H. Miller	54	Executive Vice President and General Counsel
Damon Mintzer	42	Executive Vice President, Sales

(1)	As of March 1, 2008

Set forth below are brief descriptions of the business experience for at least the past five years of our executive officers, who, with the exception of Mr. Rubin, are not also directors.

Michael G. Rubin has served as our chairman of the board and chief executive officer since July 1995, as co-president from May 2004 through October 2006 and president from July 1995 to May 2004 and since October 2006.

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

Steven C. Davis has served as our executive vice president, international and president and managing director of GSI Commerce Solutions International, S.a.r.l since April 2007. He served as our executive vice president, partner services from March 2007 to April 2007 and our senior vice president, partner services from December 2004 to March 2007. He also served as a consultant from February 2004 to December 2004 and our senior vice president, marketing from January 2000 to February 2004. From June 1996 to January 2000, Mr. Davis held a number of management positions at Just for Feet, Inc. a specialty sporting goods retailer based in Birmingham, Alabama. Most recently, he was vice president of marketing. In April 2004, Mr. Davis pled guilty to making false statements in connection with the Department of Justice investigation of Just for Feet.

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

J. Scott Hardy has served as our executive vice president, business management since May 2007. From March 2004 to May 2007 Mr. Hardy was Vice President at BearingPoint, Inc., a consulting and systems integration firm, responsible for the Americas Consumer Markets Practice. From February 2001 to March 2004 Mr. Hardy was a

managing director at BearingPoint, Inc., and before that was a partner at KPMG LLC prior to the spin-off of BearingPoint from KPMG.

Arthur H. Miller has served as our executive vice president and general counsel since September 1999. From January 1988 to September 1999, Mr. Miller was a partner at Blank Rome LLP, a law firm based in Philadelphia, PA. Mr. Miller joined Blank Rome in April 1983.

Damon Mintzer has served as our executive vice president, sales since July 2004 and served as president and chief operating officer of Global-QVC Solutions, Inc., a wholly owned subsidiary of ours, from June 2001 to November 2006. From October 1999 to May 2001, Mr. Mintzer worked for WHN.com, a developer and operator of e-commerce businesses for entertainment companies. He first served as vice president of business development and then as senior vice president and general manager of one of WHN’s two business units. From 1998 to October 1999, Mr. Mintzer served as director of sales for the Asia Pacific region for Modus Media International, Inc., a supply chain services company. From 1995 to 1998, Mr. Mintzer served as director of business development for Modus Media International/Stream International, which was a subsidiary of R.R. Donnelley & Sons Co.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following table sets forth the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market under the symbol “GSIC.”

	Common Stock
	Price
	High	Low

Fiscal 2006
First Quarter	$17.59	$13.60
Second Quarter	$18.23	$12.71
Third Quarter	$15.37	$10.67
Fourth Quarter	$19.52	$14.47
Fiscal 2007
First Quarter	$23.25	$16.09
Second Quarter	$24.75	$19.85
Third Quarter	$27.38	$19.65
Fourth Quarter	$29.27	$19.06

As of March 3, 2008, we had approximately 1,859 stockholders of record. The last reported sales price per share for our common stock on March 3, 2008, as reported on the NASDAQ Global Select Market, was $13.96.

We have never declared or paid a cash dividend on our common stock. We currently intend to retain any future earnings to fund our growth and, therefore, do not anticipate declaring or paying any cash dividends on our common stock for the foreseeable future. In addition, the terms of our secured revolving credit facility prohibit us from declaring or paying dividends on our common stock.

We made no repurchases of our common stock during the fourth quarter of fiscal 2007.

STOCK PERFORMANCE GRAPH

The following graph shows a comparison of the cumulative total return for our common stock, the Morgan Stanley Internet Index and the NASDAQ Composite, assuming an investment of $100 in each on December 28, 2002, and the reinvestment of all dividends. The data points used for the performance graph are listed below.

TOTAL RETURN TO STOCKHOLDERS
(Assumes $100 investment on 12/28/02)

Total Return Analysis

	12/28/2002	1/3/2004	1/1/2005	12/31/2005	12/30/2006	12/29/2007
GSI Commerce, Inc.	$100.00	$267.12	$487.12	$413.42	$513.70	$534.25
Morgan Stanley Internet Index	$100.00	$164.14	$187.37	$188.89	$206.69	$273.99
Nasdaq Composite	$100.00	$150.01	$162.89	$165.13	$180.85	$198.60

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

ITEM 6:  SELECTED FINANCIAL DATA.

The following tables present portions of our financial statements and are not complete. You should read the following selected consolidated financial data together with our consolidated financial statements and related notes to our financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” The selected statement of operations data for fiscal 2005, fiscal 2006 and fiscal 2007 and the balance sheet data as of the end of fiscal 2006 and fiscal 2007 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of operations data for the years ended fiscal 2003 and fiscal 2004 and the balance sheet data as of the end of fiscal 2003, fiscal 2004 and fiscal 2005 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Fiscal Year Ended
	January 3,	January 1,	December 31,	December 30,	December 29,
	2004	2005	2005	2006	2007

STATEMENT OF OPERATIONS DATA:
Revenues:
Net revenues from product sales	$216,510	$274,988	$355,374	$461,183	$512,194
Service fee revenues	25,409	60,116	85,018	148,370	237,763

Net revenues	241,919	335,104	440,392	609,553	749,957
Cost of revenues from product sales	154,731	203,383	263,829	331,253	356,541

Gross profit	87,188	131,721	176,563	278,300	393,416
Total operating expenses	100,252	132,122	173,685	268,653	388,474

Income (loss) from operations	(13,064)	(401)	2,878	9,647	4,942
Total other (income) expense	(1,177)	(64)	(142)	(58)	1,990

Income (loss) before income taxes	(11,887)	(337)	3,020	9,705	2,952
Provision (benefit) for income taxes(1)	—	—	321	(43,728)	(87)

Net income (loss) before cumulative effect of change in accounting principle	(11,887)	(337)	2,699	53,433	3,039
Cumulative effect of change in accounting principle	—	—	—	268	—

Net income (loss)	$(11,887)	$(337)	$2,699	$53,701	$3,039

Basic earnings (loss) per share:
Prior to cumulative effect of change in accounting principle	$(0.30)	$(0.01)	$0.06	$1.18	$0.07

Net income (loss) per share	$(0.30)	$(0.01)	$0.06	$1.19	$0.07

Diluted earnings (loss) per share:
Prior to cumulative effect of change in accounting principle	$(0.30)	$(0.01)	$0.06	$1.09	$0.06

Net income (loss) per share(2)	$(0.30)	$(0.01)	$0.06	$1.10	$0.06

BALANCE SHEET DATA:
Total assets	$175,583	$231,823	$332,646	$463,557	$693,640
Total long-tem liabilities	—	13,564	70,594	74,257	240,379
Working capital	36,506	30,106	109,804	125,172	165,822
Stockholders’ equity	111,586	118,053	153,173	227,707	249,421

(1)	Included in fiscal 2006 was a $44.4 million non-cash income tax benefit. For additional information, see Note 11, Income Taxes, to our consolidated financial statements included in Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

(2)	For additional information on the diluted earnings (loss) per share calculation, see Note 12, Earnings Per Share, to our consolidated financial statements included in Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

All statements made in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements, as defined under federal securities law. The words “look forward to,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “could,” “guidance,” “potential,” “opportunity,” “continue,” “project,” “forecast,” “confident,” “prospects,” “schedule,” “designed,” “future” “discussions,” “if” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, consumer spending, the financial markets and the industries in which we and our partners operate, changes affecting the Internet and e-commerce, our ability to develop and maintain relationships with strategic partners and suppliers and the timing of our establishment, extension or termination of our relationships with strategic partners, our ability to timely and successfully develop, maintain and protect our technology, confidential and proprietary information, and product and service offerings and execute operationally, our ability to attract and retain qualified personnel, our ability to successfully integrate our acquisitions of other businesses, and the performance of acquired businesses. More information about potential factors that could affect us is described in Item 1A of Part I, “Risk Factors.” We expressly disclaim any intent or obligation to update these forward-looking statements.

Executive Overview

Our Business:

•	We are a leading provider of services for e-commerce, multichannel retailing and interactive marketing to large business-to-consumer enterprises, which we call partners. For e-commerce and multichannel retailing, we deliver customized solutions to partners through an integrated e-commerce platform, which is comprised of three components: technology, fulfillment and customer care. We offer each of the platform’s components on a modular basis, or as part of an integrated, end-to-end solution. For interactive marketing, we offer a full suite of online interactive marketing, advertising, e-mail and design services.

•	We derive our revenues from sales of products by us through our partners’ e-commerce businesses, service fees earned by us in connection with the development and operation of our partners’ e-commerce businesses, and service fees earned by us through the provision of interactive marketing services.

•	We generate the majority of our cash from operating activities in our fourth fiscal quarter due to the seasonality of our business. In our first fiscal quarter, we typically use cash from operating activities to satisfy accounts payable and accrued expenses incurred in the fourth fiscal quarter of our prior fiscal year.

Financial Results and Significant Events:

•	Net revenue grew $140 million, or 23%, over fiscal 2006. Net income decreased from $53.7 million in fiscal 2006 to $3.0 million in fiscal 2007. Included in net income for fiscal 2006 was a $44.4 million non-cash income tax benefit.

•	In July 2007, we completed a subordinated convertible note offering of $150 million. Our net proceeds from the offering were approximately $145 million. We used the proceeds for both working capital and acquisitions.

•	In September 2007, we acquired Accretive Commerce, Inc. (“Accretive”), a Huntersville, N.C.-based e-commerce solutions provider for $98.6 million, including acquisition costs. We believe the acquisition of Accretive has strengthened our position in the e-commerce industry by expanding our infrastructure and expanding our partner base. Accretive’s results of operations are included in our income statement beginning on the acquisition date of September 10, 2007.

•	In December 2007, we acquired Zendor.com Ltd. (“Zendor”), a Manchester, U.K.-based provider of fulfillment, customer care and e-commerce solutions for $9.1 million, including acquisition costs. We believe that by adding the assets, employees and partners of Zendor, we have strengthened our ability to deliver an integrated, multichannel, e-commerce solution to both U.K. and global retailers and brands. Zendor’s results of operations are included in our income statement beginning on the acquisition date of December 14, 2007.

•	We added four fulfillment centers and three customer call centers in connection with the Accretive acquisition and two fulfillment centers and one customer call center in connection with the Zendor acquisition. In June 2007, we opened our new fulfillment center in Richwood, Kentucky, which is approximately 540,000 square feet. We now manage approximately two and a half million square feet of fulfillment center space.

•	In fiscal 2007, we signed agreements with nine new partners and launched twelve partner Web stores. We also extended or expanded agreements with fourteen partners.

Events subsequent to Fiscal 2007:

•	In January 2008, we obtained a $75 million revolving secured bank line of credit. The five-year, revolving secured line of credit is available to us for working capital and general corporate purposes, including possible acquisitions, and contains certain financial and negative covenants with which we must comply.

•	In February 2008, we acquired e-Dialog, Inc., a Lexington, Mass. — based market-leading provider of advanced e-mail marketing services and solutions to more than 100 blue-chip companies in the U.S. and Europe for $149.2 million, including estimated acquisition costs. We expect the acquisition to significantly expand the breadth and depth of our interactive marketing services capabilities, our reach into existing and new vertical markets, and our growing European presence.

Outlook:

•	Based on forecasts of Forrester Research, we expect global online general merchandise sales to reach an estimated $1.0 trillion by 2010 from an estimated $643.3 billion in 2007. We expect global online advertising revenues to reach $81.1 billion by 2011 from an estimated $41.3 billion in 2007.

•	While we expect the opportunity for partnered e-commerce to continue to grow, we also anticipate continuing intense competition. We compete with in-house solutions and a variety of third-party vendors that provide one of more components of an e-commerce solution. To satisfy our existing partners and to continue to attract new partners, we offer a complete integrated solution designed to increase efficiencies and improve integration. This includes a high level of direct-to-consumer expertise and infrastructure. Through our solution, we help our partners grow their e-commerce businesses and use their e-commerce businesses as a channel to complement and enhance their offline businesses. Our solution is provided to partners through an integrated platform, which is comprised of three components: technology, fulfillment and customer care. For interactive marketing, we offer a full suite of online marketing, advertising, e-mail and design services. To differentiate our solution in the marketplace, we continually add new services and functions to our platform. As part of our continuing efforts to add value to our platform, we evaluate opportunities to acquire complementary or new businesses or assets.

•	Our objective is to grow our business by expanding the e-commerce businesses of our existing partners, by adding new partners, by expanding internationally, by generating incremental revenue from marketing and other services, and selectively through acquisitions.

Results of Operations

Comparison of Fiscal 2007 and 2006 (amounts in tables in millions):

Net Revenues

The following table shows net revenues by source for fiscal 2006 and fiscal 2007, the percentages that such revenues bear to total net revenues and the period over period changes in net revenues:

					Fiscal 2007
					vs.
	Fiscal 2006		Fiscal 2007		Fiscal 2006
	$	%	$	%	$	%
Net revenues from product sales — sporting goods	$314.7	51.6%	$384.5	51.3%	$69.8	22.2%
Net revenues from product sales — other	146.5	24.1%	127.7	17.0%	(18.8)	(12.8%)

Net revenue from product sales	461.2	75.7%	512.2	68.3%	51.0	11.1%
Service fee revenue	148.4	24.3%	237.8	31.7%	89.4	60.2%

Net revenues	$609.6	100%	$750.0	100%	$140.4	23.0%

Net Revenues from Product Sales.  Net revenues from product sales are derived from the sale of products by us through our partners’ e-commerce Web stores. Net revenues from product sales are net of allowances for returns and discounts and include outbound shipping charges and other product-related services such as gift wrapping and monogramming. We recognize revenue from product sales and shipping when products are shipped and title and significant risks of ownership passes to the customer.

Net revenues from product sales in our sporting goods category increased $69.8 million in fiscal 2007. Of this increase, $32.9 million was from partners that were launched during fiscal 2006, $19.9 million was for partners that operated for the entirety of both periods, and $17.0 million was from partners that were launched in fiscal 2007. Net revenues from product sales in our other category decreased primarily due to one partner that operated for the entirety of both periods, partially offset by an increase in shipping revenue. Included in net revenues from product sales was shipping revenue for all partners for which we provide fulfillment services of $82.9 million for fiscal 2007 and $59.2 million for fiscal 2006.

Service Fee Revenues.  Services fee revenues are generated based on a partner’s use of one or more of our e-commerce platform components or elements of those components, which include technology, fulfillment and customer care. Service fees are also generated from professional, technology and interactive marketing services. Service fees can be fixed or variable and can be based on the activity performed, the value of merchandise sold, or gross profit. For fulfillment services in which we are deemed to be the agent in accordance with Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”) we record service fee revenue based on the net fee retained.

Service fee revenues increased $89.4 million in fiscal 2007 due to an increase of $36.8 million in e-commerce related service fees attributable to partners that operated for the entirety of both periods, $32.6 million attributable to the addition of new partners that were either launched in fiscal 2007 or were partners of Accretive, which we acquired in fiscal 2007, and $20.0 million attributable to partners that operated in part of fiscal 2006 and all of fiscal 2007. Included in service fee revenues were professional, technology and interactive marketing service fees of $20.3 million for fiscal 2007 and $12.1 million for fiscal 2006.

Gross Profit

Gross profit consists of gross profit from product sales and gross profit from service fees. Because we do not record cost of service fee revenues, net revenues from service fees and gross profit from service fees are the same.

The following table shows gross profit for fiscal 2006 and fiscal 2007, the percentages that such gross profit bears to product sales, service fees and total net revenues and the period over period changes in gross profit:

									Fiscal 2007
									vs.
	Fiscal 2006				Fiscal 2007				Fiscal 2006
		% of	% of	% of		% of	% of	% of
		Product	Service	Net		Product	Service	Net	$	%
	$	Sales	Fees	Revenue	$	Sales	Fees	Revenue	Change	Change

Gross profit from product sales	$129.9	28.2%	—		$155.6	30.4%	—		$25.7	19.8%
Gross profit from service fees	148.4	—	100%		237.8	—	100%		89.4	60.2%

Gross profit	$278.3			45.7%	$393.4			52.5%	$115.1	41.4%

The increase in gross profit as a percentage of net revenues from 45.7% to 52.5% was primarily due to the larger percentage increase in service fees over the percentage increase in product sales, as service fees have no associated cost of revenue. In addition, the increase in gross profit percentage for product sales from 28.2% to 30.4% was primarily due to a higher percentage of product sales in our sporting goods category, which has a higher margin than product sales in our other category. Product sales in our sporting goods category represented 75.1% of total product sales in fiscal 2007 and 68.2% of total product sales in fiscal 2006.

Operating Expenses

Operating expenses consist of sales and marketing expenses, product development expenses, general and administrative expenses and depreciation and amortization expenses.

The following table shows operating expenses for fiscal 2006 and fiscal 2007, the percentages that such expenses bear to net revenues and the period over period changes in operating expenses:

					Fiscal 2007
					vs.
	Fiscal 2006		Fiscal 2007		Fiscal 2006
		% of		% of
		Net		Net
	$	Revenues	$	Revenues	$ Change	% Change

Sales and marketing expenses	$165.9	27.2%	$241.9	32.2%	$76.0	45.8%
Product development expenses	45.4	7.5%	65.9	8.8%	20.5	45.2%
General and administrative expenses	36.1	5.9%	43.4	5.8%	7.3	20.2%
Depreciation and amortization expenses	21.3	3.5%	37.3	5.0%	16.0	75.1%

Total operating expenses	$268.7	44.1%	$388.5	51.8%	$119.8	44.6%

Sales and Marketing Expenses.  Sales and marketing expenses include fulfillment costs, customer care costs, credit card fees, net partner revenue share charges, net advertising and promotional expenses incurred by us on behalf of our partners’ e-commerce businesses and payroll related to our buying, business management and marketing functions.

As a percentage of net revenues, sales and marketing expenses increased from 27.2% to 32.2%. This increase was primarily due to the addition of Accretive’s facilities in the third quarter of fiscal 2007, as well as the start-up, occupancy and payroll expenses related to our Richwood, Kentucky fulfillment center which commenced operations in the second quarter of fiscal 2007 and for our Eau Claire, Wisconsin customer care center which commenced operations in the third quarter of fiscal 2006. In absolute dollars, sales and marketing expenses increased $76.0 million primarily due to a $34.2 million increase in payroll and related costs mostly in our customer care and fulfillment operations, a $10.8 million increase in credit card fees, a $10.3 million increase in partner revenue share expenses, a $6.9 million increase in office expenses and occupancy costs, a $5.6 million increase in marketing expenses, a $2.8 million increase in packaging supplies and a $5.4 million increase in other costs which include non-income taxes, insurance, software maintenance, and communication costs. We continue to expect that sales and marketing expenses will increase in absolute dollars in fiscal 2008 compared to fiscal 2007, as we plan to continue to grow by adding new partners and by expanding the e-commerce businesses of our existing partners as well as by expanding our international operations and marketing services.

Product Development Expenses.  Product development expenses consist primarily of expenses associated with planning, maintaining and operating our proprietary e-commerce technology application and payroll and related expenses for engineering, production, creative and management information systems.

As a percentage of net revenues, product development expenses increased from 7.5% to 8.8%. This percentage increase, as well as the increase in absolute dollars, was primarily due to payroll expenses incurred for partner launches that occurred during fiscal 2007, expected future partner launches and increased expenses to enhance the technology features and functionality on our platform. In fiscal 2007 we launched twelve partner Web stores. The absolute dollar increase of $20.5 million was primarily due to a $13.4 million increase in personnel and related costs, a $3.5 million increase in professional fees and a $3.6 million increase in other product development costs. We continue to expect that product development expenses will increase in absolute dollars in fiscal 2008 compared to fiscal 2007, as we plan to continue to launch additional partner Web stores and to invest in our platform as we enhance and expand our capabilities to grow our partners’ e-commerce businesses.

General and Administrative Expenses.  General and administrative expenses consist primarily of payroll and related expenses for executive, finance, human resources, legal, sales and administrative personnel, as well as bad debt expense and occupancy costs for our headquarters and other offices.

As a percentage of net revenues, general and administrative expenses decreased from 5.9% to 5.8%. This decrease was primarily due to our ability to utilize our existing infrastructure to support more growth in our business and a decrease in incentive compensation expense. In absolute dollars, general and administrative expenses increased $7.3 million primarily due to a $2.0 million increase in bad debt expense, a $1.5 million increase in office expense and occupancy costs, a $1.4 million increase in personnel and related costs incurred to support the growth of our business, and a $2.4 million increase in other general and administrative costs. We continue to expect that general and administrative expenses will increase in absolute dollars, as well as increase as a percentage of net revenues in fiscal 2008 compared to fiscal 2007, as we plan to continue to grow by adding new partners and by expanding the e-commerce businesses of our existing partners as well as expanding our international operations and interactive marketing services.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses relate primarily to the depreciation of the capitalized costs for our purchased and internally-developed technology, including a portion of the cost related to the employees that developed such technology; hardware and software; the depreciation of improvements, furniture and equipment at our corporate facilities, our fulfillment centers and our customer contact centers; the depreciation of the facilities owned by us; and the amortization of acquisition related intangible assets.

Depreciation and amortization expenses increased $16.0 million in fiscal 2007. Of this increase, $11.9 million was primarily due to increased technology purchases and capitalized costs related to internal-use software, $3.0 million was for intangible assets acquired in connection with the Accretive acquisition and $1.1 million was related to the amortization of other intangible assets.

Comparison of Fiscal 2006 and 2005 (amounts in tables in millions):

Net Revenues

The following table shows net revenues by source for fiscal 2005 and fiscal 2006, the percentages that such revenues bear to total net revenues and the period over period changes in net revenues:

					Fiscal 2006
					vs.
	Fiscal 2005		Fiscal 2006		Fiscal 2005
	$	%	$	%	$	%

Net revenues from product sales — sporting goods	$213.0	48.4%	$314.7	51.6%	$101.7	47.7%
Net revenues from product sales — other	142.4	32.3%	146.5	24.1%	4.1	2.9%

Net revenue from product sales	355.4	80.7%	461.2	75.7%	105.8	29.8%
Service fee revenue	85.0	19.3%	148.4	24.3%	63.4	74.6%

Net revenues	$440.4	100%	$609.6	100%	$169.2	38.4%

Net Revenues from Product Sales.  Net revenues from product sales increased $105.8 million in fiscal 2006. Of this increase, $52.7 million was attributable to the addition of partners that were launched in fiscal 2006, $33.3 million was attributable to partners that were operated for part of fiscal 2005 and all of fiscal 2006, and $19.8 million was attributable to growth in sales from partners’ e-commerce businesses that were operated for the entirety of both periods. Net revenues from product sales included shipping revenue for partners for which we provide fulfillment services of $59.2 million for fiscal 2006 and $40.7 million for fiscal 2005.

Service Fee Revenues.  Service fee revenues increased $63.4 million in fiscal 2006 due to an increase of $27.3 million in e-commerce related service fees attributable to partners that were operated for part of fiscal 2005 and all of fiscal 2006, an increase of $26.5 million in e-commerce related service fees attributable to the addition of new partners that were launched in fiscal 2006, and an increase of $9.6 million in marketing and professional related service fees. E-commerce related service fees attributable to partners that operated for the entirety of both periods remained relatively constant.

Gross Profit

The following table shows gross profit for fiscal 2005 and fiscal 2006, the percentages that such gross profit bears to product sales, service fees and total net revenues and the period over period changes in gross profit:

									Fiscal 2006
									vs.
	Fiscal 2005				Fiscal 2006				Fiscal 2005
		% of	% of	% of		% of	% of	% of
		Product	Service	Net		Product	Service	Net	$	%
	$	Sales	Fees	Revenue	$	Sales	Fees	Revenue	Change	Change

Gross profit from product sales	$91.6	25.8%	—		$129.9	28.2%	—		$38.3	41.8%
Gross profit from service fees	85.0	—	100%		148.4	—	100%		63.4	74.6%

Gross profit	$176.6			40.1%	$278.3			45.7%	$101.7	57.6%

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

Operating Expenses

The following table shows operating expenses for fiscal 2005 and fiscal 2006, the percentages that such expenses bear to net revenues and the period over period changes in operating expenses:

					Fiscal 2006
					vs.
	Fiscal 2005		Fiscal 2006		Fiscal 2005
		% of		% of
		Net		Net
	$	Revenues	$	Revenues	$ Change	% Change

Sales and marketing expenses	$107.5	24.4%	$165.9	27.2%	$58.4	54.3%
Product development expenses	28.8	6.5%	45.4	7.5%	16.6	57.6%
General and administrative expenses	22.8	5.2%	36.1	5.9%	13.3	58.3%
Depreciation and amortization expenses	14.6	3.3%	21.3	3.5%	6.7	45.9%

Total operating expenses	$173.7	39.4%	$268.7	44.1%	$95.0	54.7%

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

Product Development Expenses.  Product development expenses increased $16.6 million in fiscal 2006 primarily due to an $8.7 million increase in personnel and related costs, a $5.1 million increase in professional fees, a $1.2 million increase in software and equipment maintenance, a $0.7 million increase in communication cost and a $0.9 million increase in other product development costs. The increases in these costs were to support new partner launches, deliver enhanced functionality for our partners’ e-commerce businesses and continue to improve the capacity, stability and security of our e-commerce platform.

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

Income Taxes

We recorded a benefit for income taxes of $0.1 million in fiscal 2007 and $43.7 million in fiscal 2006, and an income tax provision of $0.3 million in fiscal 2005. Included in the fiscal 2007 and 2006 benefit for income taxes was a $1.2 and $44.4 million non-cash benefit resulting from certain of our deferred tax assets becoming more likely than not realizable based primarily on our historical profitability and to a lesser extent our expected future profitability trends.

As of December 29, 2007, we had available net operating loss carryforwards of approximately $444.1 million which will expire in the years 2009 through 2027. We will continue to monitor all available evidence related to our ability to utilize our remaining deferred tax assets. Should we decide that it is more likely than not that these operating loss carryforwards will be utilized, an additional portion of the remaining valuation allowance will be reversed.

Seasonality

We have experienced and expect to continue to experience seasonal fluctuations in our revenues. These seasonal patterns will cause quarterly fluctuations in our operating results. In particular, the fourth fiscal quarter has accounted for and is expected to continue to account for a disproportionate percentage of our total annual revenues. We believe that results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year. For additional information, see Note 16, Quarterly Results (Unaudited), to our consolidated financial statements included in Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

Liquidity and Capital Resources

	Fiscal Year Ended
	December 31,	December 30,	December 29,
	2005	2006	2007
	(In millions)

Cash and cash equivalents	$48.4	$71.4	$231.5
Marketable securities	108.3	113.1	—

Total cash, cash equivalents, and marketable securities	$156.7	$184.5	$231.5

Percentage of total assets	47.1%	39.8%	33.4%

Since our entry into the e-commerce business in fiscal 1999 through the end of fiscal 2007, we primarily funded our operations with approximately $427.4 million in cash raised in debt and equity financings. This includes approximately $80.0 million, net of underwriter’s discount and offering expenses, from the completion of our public offering of common stock and subordinated convertible notes in fiscal 2005 and approximately $145.0 million, net of initial purchasers discount and issuance costs, from the completion of our private placement of subordinated convertible notes in fiscal 2007.

As of December 29, 2007, we had $231.5 million of cash and cash equivalents. Cash equivalents are comprised of highly liquid money market accounts. Note 3 of the Notes to Consolidated Financial Statements included in Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K describes further the composition of our cash and cash equivalents.

Our operating activities for the fiscal years ended December 29, 2007 and December 30, 2006 have generated adequate cash to meet our operating needs. However, we have experienced and expect to continue to experience seasonal fluctuations in our cash flows. We generate the majority of our cash from operating activities in our fourth fiscal quarter due to the seasonality of our business. In our first fiscal quarter, we typically use cash generated from operating activities in the fourth quarter of the prior fiscal year to satisfy accounts payable and accrued expenses incurred in the fourth fiscal quarter of our prior fiscal year. During our second and third fiscal quarters, we generally fund our operating expenses and capital expenditures from either cash generated from operating activities, cash on hand, or financing activities.

As of December 29, 2007, we had cash and cash equivalents totaling $231.5 million, compared to $184.5 million of cash, cash equivalents and marketable securities as of December 30, 2006. During the fiscal year ended December 29, 2007, we invested $100.6 million in acquisitions, $54.2 million in capital expenditures and $3.1 million in equity investments. The cash used for these investments was funded by $58.1 million of cash generated from operating activities, $145.0 million of cash proceeds from the issuance of subordinated convertible notes, $107.6 million of net cash proceeds from the sales of marketable securities and $8.1 million of cash proceeds from exercise of common stock options.

In order to fund our anticipated operating expenses and growth, our revenue must continue to increase significantly. We expect to continue to generate positive cash flow from operations in fiscal 2008. In February 2008, we acquired e-Dialog, Inc. for a purchase price of approximately $149.2 million in cash. In addition to cash generated from operations, we may need to borrow on our secured revolving bank credit facility or raise additional funds through public or private debt or equity financings to finance our current operations and planned capital expenditure requirements as well as potential acquisitions through the end of fiscal 2008. Our secured revolving bank credit facility contains negative covenants including prohibitions on our ability to incur additional indebtedness. Our business could be seriously harmed if we are unable to raise capital or borrow under our secured revolving bank credit facility, we raise less capital or borrow less than we desire, cash flows are insufficient to fund our expenses, or we are unable to lower operating expenses. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders would be reduced to the extent they did not participate in that financing. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock. There is no assurance that we could raise financing on favorable terms or at all.

Our investments are governed by our investment policy, which provides that our objective is to obtain as high a level of current income as is consistent with the preservation of capital and the maintenance of liquidity. Approved investments include U.S. Government securities and high-quality investments in corporations and municipalities, including investments in auction rate securities. We evaluate our cash equivalents and marketable securities periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and our ability and intent to hold the investment for a period of time which may be sufficient for an anticipated recovery in market value. In fiscal 2007, due to uncertainties in the credit markets, we sold our entire marketable securities portfolio. The uncertainties in the credit markets in fiscal 2007 affected our holdings in auction rate securities. Auction rate securities have stated maturities dates ranging from one to forty years and intend to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 30-45 days. This mechanism is designed to allow existing investors either to rollover their holdings, whereby they will continue to own their respective securities, or to liquidate their holding by selling such securities at par. In fiscal 2007, certain of these auctions did not have sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions. When an auction is unsuccessful, the interest rate is re-set to a level pre-determined by the loan documents and this rate remains in effect until the next auction date, at which time the process repeats. In the third quarter of fiscal 2007, we liquidated $155.3 million of investments in auction rate securities at par value but were unsuccessful in liquidating the remaining $72.3 million. The investments in auction rate securities that had unsuccessful auctions were of high credit quality and the respective credit ratings of the securities had not been lowered or put on credit watch. In the fourth quarter of fiscal 2007, we sold the remaining $72.3 million of auction rate securities for $67.3 million at a realized loss of $5.0 million.

Cash flow changes

Cash provided by operating activities is driven by our net income, adjusted for non-cash items and changes in operating assets and liabilities. Non-cash adjustments include depreciation, amortization, stock-based compensation expense, tax benefits from stock-based awards and deferred income taxes. Cash provided by operating activities was greater than net income in fiscal 2007 primarily due to the net impact of non-cash adjustments to income.

We also invest cash to support our growing infrastructure needs and expand our operations and as consideration for acquisitions and strategic investments. Cash used in investing activities is primarily attributable to capital expenditures, purchases and sales of marketable securities as well as acquisitions. Our capital expenditures totaled $54.2 million, $42.6 million, and $29.6 million in fiscal 2007, fiscal 2006, and fiscal 2005, respectively. Our capital expenditures have been primarily used for purchases and internal development of information technology assets and the purchase of real estate to support our operations infrastructure, our increased number of employees and our international growth. We invested a net of $103.7 million in acquisitions and equity investments in fiscal 2007, compared to $8.3 million and $0.9 million in fiscal 2006 and fiscal 2005, respectively. Acquisitions in fiscal 2007 included net cash consideration for our acquisitions of Accretive and Zendor. Our acquisitions in fiscal 2006 primarily included net cash consideration for Aspherio. Our cash proceeds from the net sales and maturities of marketable securities were $107.6 million in fiscal 2007, compared to net purchases of $4.3 million in fiscal 2006 and net purchases of $53.3 million in fiscal 2005.

Cash provided by/used in financing activities is primarily driven by proceeds from our equity and debt offerings as well as proceeds from employee stock option exercises. During fiscal 2007, we issued subordinated convertible notes resulting in net proceeds of $145 million. During fiscal 2005, we concurrently issued subordinated convertible notes and common stock resulting in net proceeds of approximately $80 million. Our cash proceeds from employee option exercises were $8.1 million in 2007, compared to $10.2 million and $7.9 million in fiscal 2006 and fiscal 2005, respectively. The fluctuations in option proceeds over the last three fiscal years was primarily the result of our stock price and the number of employees exercising options in each fiscal year.

Debt Financing

3%  Subordinated Convertible Notes due 2025.  In fiscal 2005, we completed a public offering of $57.5 million aggregate principal amount of 3% subordinated convertible notes due June 1, 2025 resulting in net proceeds of approximately $54.9 million. The notes bear interest at 3%, payable semi-annually on June 1 and December 1. Holders may convert the notes on or prior to the close of business on the business day immediately preceding May 1, 2010, and upon conversion we have the right to deliver common stock, cash or a combination of cash and shares at our election. In addition, the holders may require us to repurchase the notes at a repurchase price equal to 100% of their principal amount plus accrued and unpaid interest, if any, on June 1 of 2010, 2015 and 2020, or at any time prior to maturity upon the occurrence of a designated event. At any time on or after June 6, 2010, we may redeem any of the notes for cash at a redemption price of 100% of their principal amount, plus accrued and unpaid interest, if any.

2.5% Subordinated Convertible Notes due 2027.  In July 2007, we completed a private placement of $150 million of aggregate principal amount of 2.5% subordinated convertible notes due June 1, 2027, resulting in net proceeds of approximately $145 million. The notes bear interest at 2.5%, payable semi-annually on June 1 and December 1. Holders may convert the notes at any time prior to the close of business on the scheduled trading day immediately preceding March 1, 2014 and any time on or after June 8, 2014 and prior to the close of business on the scheduled trading day immediately preceding March 1, 2027. Upon conversion we have the right to deliver common stock, cash or a combination of cash and stock. In addition, the holders may require us to repurchase all or part of their notes for cash on June 1 of 2014, 2017 and 2022, respectively, at a repurchase price equal to 100% of their principal amount, plus any accrued or unpaid interest, if any, to, but excluding, the date of repurchase. At any time on or after June 8, 2014, we may redeem any of the notes for a cash redemption price of 100% of their principal amount, plus accrued and unpaid interest, if any.

For additional information on our subordinated convertible notes, see Note 7, Long-Term Debt and Credit Facility, of the Notes to Consolidated Financial Statements included in Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

Proceeds from our 2005 and 2007 subordinated convertible note offerings as well as any borrowings under our secured revolving bank credit facility are available for working capital and general corporate purposes including possible acquisitions.

Secured Revolving Bank Credit Facility

In January 2008, we entered into a $75 million secured revolving credit facility with a syndicate of banks which is collateralized by substantially all of our assets other than intellectual property. Borrowings under this facility bear interest at rates specified in the credit agreement. The credit facility contains restrictive covenants that limit our ability to engage in activities that may be in our long term best interests. The covenants, which include a limitation on our ability to incur additional indebtedness, could impact our financial operations.

Capital expenditures

Capital expenditures have generally comprised purchases of computer hardware, software, furniture and fixtures, and real estate. Capital expenditures were $54.2 million in fiscal 2007 compared to $42.6 million in fiscal 2006. Our capital expenditures in fiscal 2008 are expected to be approximately 30% percent higher than in fiscal 2007 as we continue to expand our business and invest in our infrastructure. This level of expenditure, together with the increase in operating lease commitments, is consistent with our increased headcount and operational expansion, and we anticipate that this will continue in the future as business conditions merit.

We had the following contractual obligations as of the end of fiscal 2007 (in thousands):

	Payments Due by Fiscal Year
		Less Than
Contractual Obligations(1)(2)	Total	1 Year	1-3 Years	4-5 Years	Thereafter

Operating lease obligations	$65,106	$13,191	$20,089	$13,319	$18,507
Purchase obligations (3)	74,169	74,169	—	—	—
Advertising and media agreements	93	93	—	—	—
Partner revenue share payments	183,858	19,250	53,550	48,501	62,557
Debt interest	43,162	6,801	11,500	9,006	15,855
Debt obligations	220,358	193	58,096	429	161,640
Capital lease obligations	20,653	3,208	6,529	6,529	4,387

Total contractual obligations	$607,399	$116,905	$149,764	$77,784	$262,946

(1)	For additional information, see Note 7, Long-Term Debt and Credit Facility, and Note 8, Commitments and Contingencies, of the Notes to Consolidated Financial Statements, included in Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

(2)	Approximately $1.0 million of unrecognized tax benefits have been recorded as liabilities in accordance with Financial Accounting Standards Board’s Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”), and we are uncertain as to if or when such amounts may be settled; as a result, these obligations are not included in the table above.

(3)	Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable pricing provisions and the approximate timing of the transactions. These obligations relate primarily to commitments to purchase inventory, which generally are cancelable without penalty if canceled prior to shipment.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

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

All of our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K. We have identified the following as our critical accounting polices and estimates, which are defined as those that reflect significant judgments and uncertainties, are the most pervasive and important to the presentation of our financial condition and results of operations and could potentially result in materially different results under different assumptions, judgments or conditions. Management has reviewed these critical accounting policies and estimates with the Audit Committee of our Board.

Revenue Recognition

We recognize revenues in accordance with Staff Accounting Bulletin 104, “Revenue Recognition.” Revenue is recognized when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured.

We consider the criteria presented in EITF 99-19, in determining the appropriate revenue recognition treatment. For our fulfillment and drop-shipping services, when we are the primary obligor in a transaction, have general inventory risk, have established the selling price, have discretion in supplier selection, and have credit risk, or have several but not all of these indicators, we record revenue gross as a principal and record these revenues as revenues from product sales. When we do not have several or all of these factors, we record our net commission or fee retained as service fee revenue. Revenue generated from our customer care, interactive marketing and technology services are also recorded as service fees.

We follow EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” for revenue arrangements that include multiple deliverables. The revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: the delivered item has value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items and delivery of any undelivered item is probable and substantially under our control.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our estimates used for revenue recognition. However, if actual results are not consistent with our estimates or assumptions stated above, we may be exposed to income or losses that could be material to our consolidated financial statements.

Net Revenues from Product Sales

We recognize revenue from product sales, which includes shipping revenue for partners that we provide fulfillment services upon shipment of products to customers, net of estimated returns based on historical experience and current trends. Most products are shipped from our fulfillment centers. We recognize revenue from shipping when products are shipped and title and significant risks of ownership passes to the customer. We also rely upon certain vendors to ship products directly to customers on our behalf. We act as principal in these transactions, as orders are initiated directly through the e-commerce businesses that we operate, we have inventory risk, establish selling prices, take title to the goods and have the economic risk related to collection, customer care and returns.

We pay a percentage of the revenues generated from product sales through the e-commerce businesses that we operate to our respective partners for which we own the inventory, in exchange for the rights to use their brand names and the promotions and advertising that our partners agree to provide. We refer to these payments as partner revenue share expenses. We have considered the revenue reduction provisions addressed in EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”), and believe that the payment of partner revenue share expense to our partners should not result in any reduction of revenues. EITF 01-09 addresses consideration paid to parties along a distribution chain. We purchase merchandise from our vendors, at our discretion, and we are responsible for paying those vendors. The amounts purchased and the prices paid to our vendors are not in any way impacted by the revenue share provisions of our agreements with our partners. Accordingly, our partners and our vendors are not linked in the distribution chain and we believe that the provisions of EITF 01-09 do not apply.

Service Fee Revenues

Services fees are generated based on a partner’s use of one or more of our e-commerce platform components or elements of those components, which include technology, fulfillment and customer care. Service fees are also generated from professional, technology and interactive marketing services. Service fees can be fixed or variable and can be based on the activity performed, the value of merchandise sold, or gross profit. For fulfillment services in which we are deemed to be the agent in accordance with EITF 99-19, we record service fee revenue based on the net fee retained. We recognize revenues from services provided when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured.

We do not specifically record “cost of service fee revenues” as these costs are incurred by our service fee-based partners rather than by us. Operating expenses relating to service fee revenues consist primarily of personnel and other costs associated with our engineering, production and creative departments which are included in product development expense, as well as fulfillment costs and personnel and other costs associated with our marketing and customer care departments which are included in sales and marketing expense in the Consolidated Statements of Operations.

Deferred revenue consists of payments received for service fees in advance of the delivery of our service obligation, as well as for sales of gift certificates and gift cards redeemable through our partners’ e-commerce businesses. For service fee revenues received in advance, revenue is recognized either over the service period or upon completion of our obligation. Revenue for gift certificates and gift cards is recognized as the gift certificates and or cards are redeemed.

Accounting for Inventory

Inventory, primarily consisting of sporting goods and consumer electronics, is valued at the lower of cost (determined using the weighted average method) or market. Inherent in this valuation are significant management judgments and estimates, including among others, assessments concerning obsolescence and shrinkage reserves. Based upon these judgments and estimates, which are applied consistently from period to period, we record obsolescence and shrinkage allowances to adjust the carrying amount of our inventory. We record a charge for obsolescence based upon, among other factors, the aging of the inventory and the anticipated mark-downs required to sell the inventory in the normal course of business. We record a charge for inventory shrinkage for damages and other losses based on rates experienced in our fulfillment centers. We do not believe there is a reasonable likelihood that there will be a material change in the future judgments or estimates we use to calculate our inventory valuation allowances. However, if our judgments or estimates regarding inventory valuation allowances are inaccurate, we may be exposed to income or losses that could be material to our consolidated financial statements. As of the end of fiscal 2007, a 10% change in either our shrink or obsolescence allowance would not have a material effect to our consolidated financial statements.

Accounting for Internal Use Software

Included in our fixed assets is the capitalized cost of internal-use software and website development, including software used to upgrade and enhance the websites we operate and processes supporting our business. In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize costs incurred during the application development stage related to the development of internal-use software and amortize these costs over the estimated useful life of four years. Costs incurred related to planning and training relating to or maintenance of internal-use software is expensed as incurred. We do not believe there is a reasonable likelihood that there will be a material change in the future judgments we use to calculate the estimated useful life of our internal use software. However, if our judgments or estimates regarding internal use software are inaccurate and we were to reduce the useful life of our internal use software, we may be exposed to impairment losses that could be material to our consolidated financial statements.

Goodwill and Other Intangible Assets

Goodwill is tested for impairment on an annual basis and whenever events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. We determine fair value using widely accepted valuation techniques, including discounted cash flow analyses and other assumptions. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies.

We amortize other intangible assets over their estimated useful lives. We record an impairment charge on these assets when we determine that their carrying value may not be recoverable. The carrying value is not recoverable if it exceeds the undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When there is existence of one or more indicators of impairment, we measure any impairment of intangible assets based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our business model. Our estimates of future cash flows attributable to our other intangible assets require significant judgment based on our historical and anticipated results and are subject to many factors.

Different assumptions and judgments could materially affect the calculation of the fair value of our other intangible assets which could trigger impairment.

In the fourth quarter of fiscal 2007, we completed our annual impairment testing of goodwill and determined there was no impairment. The carrying value of goodwill as of December 29, 2007 was $82.8 million. The carrying value of our intangibles as of December 29, 2007 was $16.5 million. There were no events or changes in circumstances that indicated the carrying value of our indefinite lived intangible assets may not be recoverable.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for goodwill or other intangible assets impairment losses. However, if actual results are not consistent with our estimates and assumptions, or if certain of our customer relationships were to discontinue prior to their contract expiration dates, we may be exposed to an impairment charge that could be material.

Income Taxes and Deferred Taxes

We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes” “SFAS 109.” In accordance with SFAS 109, we are required to establish deferred tax assets and liabilities to reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We record deferred tax assets for favorable tax attributes, including tax loss carryforwards. We currently have significant U.S. tax loss carryforwards resulting from previous operating losses, the tax deduction for exercise of stock options, and acquired operating tax loss carryforwards. The benefit of the loss carryforwards related to stock based compensation in which the tax deduction was in excess of the deduction for financial reporting purposes is recognized as an increase to additional paid in capital in the Consolidated Balance Sheets when the net operating loss is utilized and a reduction to income tax payable.

As required by SFAS 109, we record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In evaluating our ability to recover our deferred tax assets we consider all available positive and negative evidence, including our operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction by jurisdiction basis. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes. The benefit of a reversal of a valuation allowance associated with any acquired tax loss carryforward, established at the time of an acquisition, will not be recognized in the Consolidated Statement of Operations, but rather, the benefit would be recognized as a reduction to goodwill.

Effective December 31, 2006 (the first day of fiscal 2007), we adopted FIN 48. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain position was previously recognized if it was probable of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash within 12 months of the reporting date. The effect of the adoption of FIN 48 was immaterial. We have elected to record any interest or penalties from the uncertain tax position as income tax expense. See Note 11, Income Taxes, of the Notes to Consolidated Financial Statements included in Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for additional information.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our investment policy is to conservatively invest excess cash in highly rated liquid securities. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in institutional money market accounts, certificates of deposit, U.S. Government agency securities, and corporate bonds. In order to minimize risk and credit exposure, we invest with several financial institutions. We protect and preserve our invested funds by limiting default, market and reinvestment risk. In fiscal 2007, we liquidated our portfolio of auction rate securities and no longer intend to invest in auction rate securities.

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

The following table provides information about our cash equivalents, including principal cash flows by expected maturity dates and the related weighted average interest rates as of the end of fiscal 2007 (in thousands):

							Estimated
							Fair Value
	Fiscal Year						at the End of
	2008	2009	2010	2011	Thereafter	Total	Fiscal 2007

Money market accounts	224,875	$—	$—	$—	$—	224,875	224,875
Weighted average interest rate	4.24%	—	—	—	—	4.24%

Cash equivalents	224,875	$—	$—	$—	$—	224,875	224,875

All securities have dates to maturity of less than one year.

In January 2008, we entered into a $75 million secured revolving line of credit with a syndicate of banks. We may elect to have amounts outstanding under the secured revolving credit facility bear interest at either a LIBOR rate plus an applicable margin of 0.75% to 1.50%, the prime rate plus an applicable margin of 0.75% to 1.50%, or at the Federal Funds Open Rate plus 0.5%. The applicable margin is determined by the leverage ratio of funded debt to EBITDA, as defined in the secured revolving credit facility. LIBOR is sensitive to changes in the general level of U.S. interest rates. An immediate 100 basis point increase in LIBOR would increase our annual interest expense by approximately $0.1 million for every $10 million borrowed under the line of credit. We had no outstanding borrowings or letters of credit under the secured revolving credit facility as of December 29, 2007.

We transact business internationally. As such, we have entered into lease contracts and agreements with our partners that are denominated in foreign currency. To date, international operations have been insignificant and we believe that potential fluctuations in currency exchange rates will not have a material effect on our financial position.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements, supplementary data and related documents that are included in this Annual Report on Form 10-K are listed in Item 15(a), Part IV, of this Annual Report on Form 10-K.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A:	CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.  Our management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation, as of December 29, 2007, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e).

Based on this evaluation, our chief executive officer and our chief financial officer have concluded that, as of December 29, 2007, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective at the reasonable assurance level, to ensure that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  We monitor and evaluate on an ongoing basis our internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, we modify and refine our internal processes and controls as conditions warrant. As required by Rule 13a-15(d), our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended December 29, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter ended December 29, 2007.

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

Our management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation, as of December 29, 2007, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission. This evaluation excluded our operations acquired through our acquisitions of Accretive Commerce, Inc. in September 2007 and Zendor.com Ltd. in December 2007. In the aggregate, Accretive and Zendor had total assets of 7% and net revenues of 4% of our total assets and net revenues as of and for the fiscal year ended December 29, 2007. Pursuant to guidance issued by the SEC, a company can exclude an acquired business’s internal controls from management’s report on internal control over financial reporting in the first year of acquisition if it is not possible to conduct an assessment of an acquired business’s internal control over financial reporting. Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that, as of December 29, 2007, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our internal control over financial reporting. Their report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GSI Commerce, Inc.
King of Prussia, PA

We have audited the internal control over financial reporting of GSI Commerce, Inc. and subsidiaries (the “Company”) as of December 29, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Accretive Commerce, Inc. and Zendor.com Ltd., which were acquired on September 10, 2007, and December 14, 2007, respectively, and whose total assets and net revenues constitute a combined 7% and 4%, respectively, of the consolidated financial statement amounts as of and for the fiscal year ended December 29, 2007. Accordingly, our audit did not include the internal control over financial reporting at Accretive Commerce, Inc. and Zendor.com Ltd. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended December 29, 2007 of the Company and our report dated March 12, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.

Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 12, 2008

ITEM 9B:	OTHER INFORMATION.

On March 6, 2008 the Board of Directors approved amendments to the Leadership Team Deferral Plan in order to comply with amendments to Section 409A of the Internal Revenue Code of 1986 and to provide administrative clarity with respect to the effect of termination of employees who participate in the plan. These amendments were not deemed material. A full description of the Leadership Team Deferral Plan is included in our Current Report on Form 8-K filed with the SEC on June 14, 2006. The Leadership Team Deferral Plan, as amended, is attached hereto as exhibit 10.3.

The inclusion of the foregoing disclosure in this item should not be construed as an admission by us that such information should have been or should be disclosed on a Current Report on Form 8-K.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information concerning our directors is incorporated by reference to our 2008 Proxy Statement including but not necessarily limited to the sections of the 2008 Proxy Statement entitled “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Information concerning our executive officers is included in Item 4.1, Executive Officers of the Registrant, Part I, of this Annual Report on Form 10-K.

We adopted a Finance Code of Professional Conduct that applies to all of our Finance organization employees and our Chief Executive Officer and Chief Financial Officer. The code is available on our corporate Web site located at www.gsicommerce.com. We intend to satisfy the disclosure requirements under Item 5.05 on Form 8-K regarding an amendment to, or waiver from, a provision of its Finance Code of Professional Conduct by posting such information on our website at the location specified above.

ITEM 11:  EXECUTIVE COMPENSATION.

This information is incorporated by reference to our 2008 Proxy Statement including but not necessarily limited to the section of the 2008 Proxy Statement entitled “Executive Compensation” and “Certain Relationships and Related Transactions — Compensation Committee Interlocks and Insider Participation.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This information is incorporated by reference to our 2008 Proxy Statement including but not necessarily limited to the section of the 2008 Proxy Statement entitled “Beneficial Ownership of Common Stock” and “Executive Compensation.”

Equity Compensation Plan Information as of the End of Fiscal 2007

The following table sets forth information regarding our existing equity compensation plans as of the end of fiscal 2007.

			Number of Securities
	Number of Securities		Remaining Available for
	to be Issued	Weighted-Average	Future Issuance Under
	Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Listed in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by stockholders (1)	6,036,848	$9.94	3,247,321
Equity compensation plans not approved by stockholders (2)	229,500	$3.01	—

Total	6,266,348	$9.58	3,247,321

(1)	These plans are the 1996 Equity Incentive Plan and the 2005 Equity Incentive Plan (the “Plans”). The 2005 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, stock purchase awards, stock bonus awards, stock unit awards, and other forms of equity compensation. We issued restricted stock units under these Plans. These restricted stock units generally expire 10 years from the date of grant and vest over four years, although some restricted stock units vest in less than four years. Upon the occurrence of a change in control, certain of these restricted stock units will immediately become exercisable in full. The weighted average exercise price in the table above does not take these restricted stock units into account.

(2)	Included are (a) stock options at less than the then-fair market value of our Common Stock to attract new key employees, to retain key employees of acquired companies and to retain existing employees in connection with restructured compensation packages, and (b) warrants to purchase our Common Stock to consultants, advisors, partners and investors. The Board of Directors approved these grants in 1999 through 2001, although some of these warrant grants relate to earlier periods. Except for these limited grants, grants are generally made by us under the 2005 Plan. These grants include options which generally expire 10 years from the date of grant and vests over four years. Upon the occurrence of a change in control, certain of these options will immediately become exercisable in full. These grants also include warrants which generally expire no less than five years and no more than 15 years from the date of grant. The exercise prices for these warrants range from $2.50 to $7.63.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information is incorporated by reference to our 2008 Proxy Statement including but not necessarily limited to the section of the 2008 Proxy Statement entitled “Certain Relationships and Related Transactions” and “Board, Committees and Attendance at Meetings of the Board and Committees.”

ITEM 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES.

This information is incorporated by reference to our 2008 Proxy Statement including but not necessarily limited to the section of the 2008 Proxy Statement entitled “Independent Registered Public Accounting Firm Fees.”

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. CONSOLIDATED FINANCIAL STATEMENTS

2.	FINANCIAL STATEMENT SCHEDULES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to
	Beginning	Costs and		Balance at
	of Year	Expenses	Deductions*	End of Year
	(In thousands)

Allowance for Doubtful Accounts:
Fiscal Year 2005	$408	$1,504	$(1,185)	$727
Fiscal Year 2006	$727	$2,456	$(2,105)	$1,078
Fiscal Year 2007	$1,078	$3,341	$(2,586)	$1,833

*	Deductions include write-offs

All other schedules have been omitted since the required information is included in the financial statements or the notes thereto or is not applicable or required.

3.	EXHIBITS

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated as of August 16, 2007 among GSI Commerce, Inc., Blue Route, Inc., Accretive Commerce, Inc. and certain of the principal stakeholders of Accretive Commerce, Inc. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on August 17, 2007 and incorporated herein by reference)
3.1	Amended and Restated Certificate of Incorporation of Global Sports, Inc. (filed as Appendix B to GSI Commerce, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 27, 2001 and incorporated herein by reference)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Global Sports, Inc. (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 and incorporated herein by reference)
3.3	Amended and Restated Bylaws GSI Commerce, Inc. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on November 13, 2007 and incorporated herein by reference)
3.4	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on April 3, 2006 and incorporated herein by reference)
4.1	Form of Investor Warrant (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference)
4.2	Form of Partner Warrant (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference)
4.3	Warrant to Purchase 200,000 Shares of Common Stock dated January 30, 2002 (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 and incorporated herein by reference)
4.4	Specimen Common Stock Certificate (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the Quarter ended June 29, 2002 and incorporated herein by reference)
4.5	Registration Rights Agreement, dated July 31, 1995, by and between Global Sports, Inc. and MR Acquisitions, Inc. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on July 31, 1995 and incorporated herein by reference)
4.6	Second Amended and Restated Registration Rights Agreement, dated as of September 13, 2000, by and between Global Sports, Inc., Interactive Technology Holdings, LLC, SOFTBANK Capital Advisors Fund LP and TMCT Ventures, L.P. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on September 13, 2000 and incorporated herein by reference)
4.7	Second Amendment to Second Amended and Restated Registration Rights Agreement, dated as of July 20, 2001, among Global Sports, Inc., SOFTBANK Capital Partners LP, SOFTBANK Capital Advisors Fund LP, Rustic Canyon Ventures, LP (f/k/a TMCT Ventures, LP) and Interactive Technology Holdings, LLC (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on August 27, 2001 and incorporated herein by reference)
4.8	Third Amendment to Second Amended and Restated Registration Rights Agreement, dated as of July 25, 2003, among Global Sports, Inc. (n/k/a GSI Commerce, Inc.), SOFTBANK Capital Partners LP, SOFTBANK Capital Advisors Fund LP, Rustic Canyon Ventures, LP (f/k/a TMCT Ventures, LP) and Interactive Technology Holdings, Inc. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K on July 29, 2003 and incorporated herein by reference)
4.9	Fourth Amendment to Second Amended and Restated Registration Rights Agreement, dated as of June 26, 2004, among Global Sports, Inc. (n/k/a GSI Commerce, Inc.), SOFTBANK Capital Partners LP, SOFTBANK Capital Advisors Fund LP, Rustic Canyon Ventures, LP (f/k/a TMCT Ventures, LP) and Interactive Technology Holdings, Inc.(filed with GSI Commerce, Inc.’s Annual Report Form 10-K filed on March 17, 2005 and incorporated herein by reference)
4.10	Rights Agreement, dated as of April 3, 2006, between GSI Commerce, Inc. and American Stock Transfer & Trust Company, as Rights Agent, including all exhibits thereto (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on April 3, 2006 and incorporated herein by reference)

Exhibit
Number		Description

4.11		Indenture dated as of June 1, 2005 by and between GSI Commerce, Inc. and JPMorgan Chase Bank, N.A. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K dated June 1, 2005 and incorporated herein by reference)
4.12		Form of 3% Convertible Note due 2025 (filed as Exhibit A to Exhibit 4.1 of GSI Commerce, Inc.’s Current Report on Form 8-K dated June 1, 2005 and incorporated herein by reference)
4.13		Form of 2.50% Convertible Senior Note due 2027 (filed with GSI Commerce, Inc.’s Current Report on Form 8-K dated July 5, 2007 and incorporated herein by reference)
4.14		Indenture dated as of July 2, 2007 between the Company and The Bank of New York, as trustee (filed with GSI Commerce, Inc.’s Current Report on Form 8-K dated July 5, 2007 and incorporated herein by reference)
4.15		Registration Rights Agreement dated as of July 2, 2007 between the Company and the initial purchaser named therein (filed with GSI Commerce, Inc.’s Current Report on Form 8-K dated July 5, 2007 and incorporated herein by reference)
10	.1+	GSI Commerce, Inc.’s 1996 Equity Incentive Plan, amended and restated as of March 5, 2008
10	.2+	GSI Commerce, Inc.’s 2005 Equity Incentive Plan as amended
10	.3+	Leadership Team Deferral Plan, as amended and restated effective March 5, 2008
10	.4+	Employment Agreement, dated August 23, 2006, by and between GSI Commerce, Inc. and Michael G. Rubin (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on August 29, 2006 and incorporated herein by reference)
10	.5+	Michael Rubin Form of PRSU Agreement (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on August 29, 2006 and incorporated herein by reference)
10.6		Stock Purchase Agreement dated June 10, 1999, by and between Global Sports, Inc., a Delaware corporation, and SOFTBANK America Inc., a Delaware corporation (filed with GSI Commerce, Inc.’s Form 8-K on June 21, 1999 and incorporated herein by reference)
10.7		Stock and Warrant Purchase Agreement, dated as of September 13, 2000, by and between Global Sports, Inc. and Interactive Technology Holdings, LLC (filed with GSI Commerce, Inc.’s Form 8-K on September 20, 2000 and incorporated herein by reference)
10.8		Stock Purchase Agreement, dated as of July 20, 2001, by and among Global Sports, Inc., Michael G. Rubin and Interactive Technology Holdings, LLC (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on August 27, 2001 and incorporated herein by reference)
10.9		Amendment to Stock and Warrant Purchase Agreement, dated as of April 27, 2000, by and among Global Sports, Inc. (n/k/a GSI Commerce, Inc.), and TMCT Ventures, L.P. (n/k/a Rustic Canyon Ventures, LP, dated as of June 26, 2004 (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K filed on March 17, 2005 and incorporated herein by reference)
10.10		Letter Agreement, dated as of July 20, 2001, among Global Sports, Inc., Interactive Technology Holdings, LLC, SOFTBANK Capital Partners LP and SOFTBANK Capital Advisors Fund LP (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on August 27, 2001 and incorporated herein by reference)
10.11		Stock and Warrant Exchange Agreement, dated as of July 25, 2003, by and between GSI Commerce, Inc. and Interactive Technology Holdings, LLC (filed with GSI Commerce, Inc.’s Current Report on Form 8-K on July 29, 2003 and incorporated herein by reference)
10.12		Promissory Note from 935 HQ Associates, LLC to CIBC Inc. dated June 9, 2004 (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004 and incorporated herein by reference)
10.13		Mortgage, Assignment of Leases and Rents and Security Agreement from 935 HQ Associates, LLC in favor of CIBC Inc. dated as of June 9, 2004 (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004 and incorporated herein by reference)
10	.14+	Offer Letter, dated January 31, 2005, between GSI Commerce, Inc. and Stephen J. Gold (filed with GSI Commerce, Inc.’s Current Report on Form 8-K on February 2, 2005 and incorporated herein by reference)

Exhibit
Number		Description

10	.15+	Form of Change in Control Agreement (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on August 7, 2006 and incorporated herein by reference)
10	.16+	Form of Restricted Stock Award Under the GSI Commerce, Inc. 1996 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on March 11, 2005 and incorporated herein by reference)
10	.17+	Form of Option Agreement Issued to Executive Officers Under the 1996 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on March 11, 2005 and incorporated herein by reference)
10	.18+	Form of Option Agreement Issued to Directors Under the 1996 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on March 11, 2005 and incorporated herein by reference)
10	.19+	Form of Deferred Stock Award Under the 1996 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on March 11, 2005 and incorporated herein by reference)
10	.20+	Form of Restricted Stock Award Grant Notice (Basic) Under the GSI Commerce, Inc. 2005 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K filed on March 15, 2006 and incorporated herein by reference)
10	.21+	Form of Restricted Stock Award Grant Notice (Alternate) Under the GSI Commerce, Inc. 2005 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K filed on March 15, 2006 and incorporated herein by reference)
10.22		Form of Restricted Stock Unit Grant Notice (Basic) Under the GSI Commerce, Inc. 2005 Equity Incentive Plan
10.23		Form of Restricted Stock Unit Grant Notice (Alternate) Under the GSI Commerce, Inc. 2005 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K filed on March 15, 2006 and incorporated herein by reference)
10.24		Form of Restricted Stock Unit Grant Notice Issued to Directors Under the 2005 Equity Incentive Plan
10	.25+	Stock Option Grant Notice (Basic) Under the 2005 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K filed on March 15, 2006 and incorporated herein by reference)
10	.26+	Stock Option Grant Notice (Alternate) Under the 2005 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K filed on March 15, 2006 and incorporated herein by reference)
10	.27+	Stock Option Grant Notice Issued to Directors Under the 2005 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K filed on March 15, 2006 and incorporated herein by reference)
10.28		Stock Purchase Agreement, dated as of April 27, 2000, between SOFTBANK Capital Partners LP, a Delaware limited partnership and SOFTBANK Capital Advisors Fund LP, a Delaware limited partnership and Global Sports, Inc., a Delaware corporation. (filed as Exhibit I of Amendment No. 1 to the Statement on Schedule 13D filed by SOFTBANK Capital Partners LP, a Delaware limited partnership, SOFTBANK Capital Partners LLC, a Delaware limited liability company, SOFTBANK Capital Partners Investment Inc., a Delaware corporation, Ronald D. Fisher, Charles R. Lax, SOFTBANK Holdings Inc., a Delaware corporation, SOFTBANK Corp., a Japanese corporation and Masayoshi Son on May 1, 2000 with respect GSI Commerce, Inc. and incorporated herein by reference).
10.29		Stock and Warrant Purchase Agreement, dated as of April 27, 2000 between Global Sports, Inc. and TMCT Ventures, L.P. (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K filed on March 17, 2005 and incorporated herein by reference)
10.30		Agreement dated December 20, 2005 between Interactive Commerce Partners LLC and GSI Commerce, Inc. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on March 9, 2006 and incorporated herein by reference)
10.31		Purchase Agreement dated June 27, 2007 between Goldman, Sachs & Co. and GSI Commerce, Inc. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K dated July 5, 2007 and incorporated herein by reference)
12.1		Statement Regarding Computation of Ratios of Earnings to Fixed Charges

Exhibit
Number	Description

21.1	List of Subsidiaries

57.1

Exhibit
Number	Description

23.1	Consent of Deloitte & Touche LLP
24.1	Power of Attorney, incorporated by reference to the signature page of this Annual Report on Form 10-K
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf on the date indicated by the undersigned thereunto duly authorized.

Date: March 13, 2008

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

Signature	Title(s)	Date

/s/ Michael G. Rubin Michael G. Rubin	Chairman, President and Chief Executive Officer (principal executive officer)	March 13, 2008

/s/ Michael R. Conn Michael R. Conn	Executive Vice President, Finance and Chief Financial Officer (principal financial officer and principal accounting officer)	March 13, 2008

/s/ M. Jeffrey Branman M. Jeffrey Branman	Director	March 13, 2008

/s/ Michael Donahue Michael Donahue	Director	March 13, 2008

/s/ Ronald D. Fisher Ronald D. Fisher	Director	March 13, 2008

/s/ John A. Hunter John A. Hunter	Director	March 13, 2008

Signature	Title(s)	Date

/s/ Mark S. Menell Mark S. Menell	Director	March 13, 2008

/s/ Jeffrey F. Rayport Jeffrey F. Rayport	Director	March 13, 2008

/s/ Lawrence S. Smith Lawrence S. Smith	Director	March 13, 2008

/s/ Andrea M. Weiss Andrea M. Weiss	Director	March 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GSI Commerce, Inc.
King of Prussia, PA

We have audited the accompanying consolidated balance sheets of GSI Commerce, Inc. and subsidiaries (the “Company”) as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 29, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GSI Commerce, Inc. and subsidiaries as of December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payments,” effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 29, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 12, 2008

GSI COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 30,	December 29,
	2006	2007
	(In thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$71,382	$231,511
Marketable securities	113,074	—
Accounts receivable, net of allowance of $1,078 and $1,833	38,681	64,285
Inventory	46,816	47,293
Deferred tax assets	10,403	14,114
Prepaid expenses and other current assets	6,409	12,459

Total current assets	286,765	369,662
Property and equipment, net	106,204	156,774
Goodwill	17,786	82,757
Intangible assets, net of accumulated amortization of $441 and $4,972	2,027	16,476
Equity investments	2,435	6,202
Long-term deferred tax assets	36,792	45,234
Other assets, net of accumulated amortization of $11,926 and $14,545	11,548	16,535

Total assets	$463,557	$693,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76,553	$85,667
Accrued expenses	72,740	98,179
Deferred revenue	11,790	17,588
Current portion of long-term debt	510	2,406

Total current liabilities	161,593	203,840
Convertible notes	57,500	207,500
Long-term debt	12,856	27,245
Deferred revenue and other long-term liabilities	3,901	5,634

Total liabilities	235,850	444,219
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding as of December 30, 2006 and December 29, 2007	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 45,878,527 and 46,847,919 shares issued as of December 30, 2006 and December 29, 2007 respectively; 45,878,324 and 46,847,716 shares outstanding as of December 30, 2006 and December 29, 2007, respectively	458	468
Additional paid in capital	347,676	366,400
Accumulated other comprehensive loss	(97)	(156)
Accumulated deficit	(120,330)	(117,291)

Total stockholders’ equity	227,707	249,421

Total liabilities and stockholders’ equity	$463,557	$693,640

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	December 31,	December 30,	December 29,
	2005	2006	2007
	(In thousands, except per share data)

Revenues:
Net revenues from product sales	$355,374	$461,183	$512,194
Service fee revenues	85,018	148,370	237,763

Net revenues	440,392	609,553	749,957
Cost of revenues from product sales	263,829	331,253	356,541

Gross profit	176,563	278,300	393,416
Operating expenses:
Sales and marketing, inclusive of $3,200, $3,654 and $3,101 of stock-based compensation	107,503	165,919	241,906
Product development, inclusive of $398, $936 and $1,615 of stock-based compensation	28,833	45,375	65,898
General and administrative, inclusive of $207, $2,988 and $3,703 of stock-based compensation	22,714	36,062	43,333
Depreciation and amortization	14,635	21,297	37,337

Total operating expenses	173,685	268,653	388,474

Income from operations	2,878	9,647	4,942
Other (income) expense:
Interest expense	2,220	3,107	6,016
Interest income	(2,944)	(6,075)	(9,270)
Other expense, net	582	37	237
Loss on investments	—	2,873	5,007

Total other (income) expense	(142)	(58)	1,990

Income before income taxes	3,020	9,705	2,952
Provision (benefit) for income taxes	321	(43,728)	(87)

Net income before cumulative effect of change in accounting principle	2,699	53,433	3,039
Cumulative effect of change in accounting principle	—	268	—

Net income	$2,699	$53,701	$3,039

Basic earnings per share:
Prior to cumulative effect of change in accounting principle	$0.06	$1.18	$0.07
Cumulative effect of change in accounting principle	—	0.01	—

Earnings per share- basic:	$0.06	$1.19	$0.07

Diluted earnings per share:
Prior to cumulative effect of change in accounting principle	$0.06	$1.09	$0.06
Cumulative effect of change in accounting principle	—	0.01	—

Earnings per share- diluted:	$0.06	$1.10	$0.06

Weighted average shares outstanding — basic	43,216	45,174	46,433

Weighted average shares outstanding — diluted	45,321	50,624	48,739

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other
	Common Stock		Paid in	Accumulated	Comprehensive	Comprehensive	Treasury Stock
	Shares	Dollars	Capital	Deficit	(Loss) Income	Loss	Shares	Dollars	Total
	(In thousands)

Consolidated balance at January 1, 2005	41,584	$416	$294,471	$(176,730)		$(104)	1	$—	$118,053
Net income				2,699	2,699				2,699
Net unrealized loss on available- for-sale securities, net of tax of $0					(370)	(370)			(370)
Unrealized loss on investment in Odimo recorded at fair value, net of tax of $0 (See Note 3)					(1,870)	(1,870)			(1,870)

Comprehensive income					$459

Stock-based compensation expense			686						686
Issuance of common stock during public offering	1,872	19	27,763						27,782
Issuance costs related to the common stock public offering			(1,839)						(1,839)
Issuance of common stock upon exercise of options	1,013	10	7,939				(1)		7,949
Tax benefit in connection with exercise of stock options and awards			83						83

Consolidated balance at December 31, 2005	44,469	$445	$329,103	$(174,031)		$(2,344)	—	$—	$153,173
Net income				53,701	53,701				53,701
Net unrealized gain on available- for-sale securities, net of tax of $57					388	388			388
Unrealized loss on investment in Odimo recorded at fair value, net of tax of $0 (See Note					(860)	(860)			(860)
3)
Add: Reclassification adjustment for losses realized in net income					2,730	2,730			2,730
Cumulative translation adjustment, net of tax of $0					(11)	(11)			(11)

Comprehensive income					$55,948

Stock-based compensation expense			4,951						4,951
Common stock issued to finance acquisition	83	1	1,299						1,300
Issuance of common stock and warrants upon exercise of options	1,246	12	10,154						10,166
Issuance of stock awards upon vesting	81		(242)						(242)
Tax benefit in connection with exercise of stock options and awards			2,679						2,679
Cumulative effect of change in accounting principle			(268)						(268)

Consolidated balance at December 30, 2006	45,879	$458	$347,676	$(120,330)		$(97)	—	$—	$227,707
Net income				3,039	3,039				3,039
Net unrealized gain on available- for-sale securities, net of tax of $0					11	11			11
Add: Reclassification adjustment for losses realized in net income					80	80			80
Cumulative translation adjustment, net of tax of $0					(150)	(150)			(150)

Comprehensive income					$2,980

Stock-based compensation expense			7,405						7,405
Issuance of common stock and warrants upon exercise of options	805	8	8,072						8,080
Issuance of stock awards upon vesting	164	2	(2)						—
Share-based awards retained for taxes			(1,288)						(1,288)
Tax benefit in connection with exercise of stock options and awards			4,537						4,537

Consolidated balance at December 29, 2007	46,848	$468	$366,400	$(117,291)		$(156)	—	$—	$249,421

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	December 31,	December 30,	December 29,
	2005	2006	2007
	(In thousands)

Cash Flows from Operating Activities:
Net income	$2,699	$53,701	$3,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,587	20,821	32,763
Amortization	48	476	4,574
Stock-based compensation	3,805	7,578	8,419
Tax benefit in connection with exercise of stock options and awards	83	—	—
Loss on investments	—	2,873	5,007
Loss on disposal of equipment	78	329	34
Deferred income taxes	—	(44,404)	(505)
Cumulative effect of change in accounting principle	—	(268)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(9,317)	(14,280)	(7,005)
Inventory	3,171	(12,204)	(471)
Prepaid expenses and other current assets	(659)	(3,272)	(2,265)
Other assets, net	(397)	(2,256)	1,106
Accounts payable and accrued expenses and other	13,005	48,377	7,633
Deferred revenue	(2,818)	8,606	5,805

Net cash provided by operating activities	24,285	66,077	58,134
Cash Flows from Investing Activities:
Payments for acquisitions of businesses, net of cash acquired	(768)	(5,849)	(100,574)
Cash paid for property and equipment, including internal use software	(29,551)	(42,621)	(54,196)
Proceeds from government grant related to corporate headquarters	—	3,000	—
Funding of restricted cash escrow funds	—	(1,052)	—
Other deferred cost	(95)	95	—
Cash paid for equity investments	(136)	(2,435)	(3,083)
Purchases of marketable securities	(176,789)	(226,968)	(263,688)
Sales of marketable securities	123,480	222,685	371,264

Net cash used in investing activities	(83,859)	(53,145)	(50,277)
Cash Flows from Financing Activities:
Proceeds from convertible notes	57,500	—	150,000
Proceeds from long-term borrowing	—	343	—
Issuance costs paid for convertible notes	(2,589)	—	(5,042)
Repayments of loan	(339)	—	—
Repayments of capital lease obligations	(452)	(469)	(935)
Repayments of mortgage note	(153)	(170)	(182)
Proceeds from sales of common stock	27,782	—	—
Equity issuance costs paid	(1,839)	—	—
Excess tax benefit in connection with exercise of stock options and awards	—	145	359
Proceeds from exercise of common stock options and warrants	7,949	10,166	8,080

Net cash provided by financing activities	87,859	10,015	152,280
Effect of exchange rate changes on cash and cash equivalents	12	74	(8)

Net increase in cash and cash equivalents	28,297	23,021	160,129
Cash and cash equivalents, beginning of period	20,064	48,361	71,382

Cash and cash equivalents, end of period	$48,361	$71,382	$231,511

Supplemental Cash Flow Information
Cash paid during the period for interest	$2,073	$3,182	$5,622
Cash paid during the period for income taxes	—	—	564
Noncash Investing and Financing Activities:
Temporary unrealized loss on investment in Odimo recorded at fair value	(1,870)	—	—
Accrual for purchases of property and equipment	1,773	1,619	2,943
Equipment financed under capital lease	—	—	15,562
Common stock issued to finance acquisition	—	1,300	—

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

NOTE 1 —	DESCRIPTION OF BUSINESS

GSI Commerce, Inc. (“GSI” or the “Company”), a Delaware corporation, is a leading provider of services for e-commerce, multichannel retailing, and interactive marketing to large business-to-consumer enterprises in the U.S. and internationally. Through the Company’s e-commerce and multichannel services, it either operates, or has agreements to operate, all or portions of the e-commerce or direct-to-consumer businesses of ’partner’ companies in the U.S. and internationally. The Company delivers customized e-commerce solutions to its partners through its integrated e-commerce platform, which is comprised of three components: technology, fulfillment and customer care. The Company offers each of the platform’s components on a modular basis, or as part of an integrated, end-to-end solution. The Company also offers a full suite of interactive marketing services.

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summarize the Company’s significant accounting policies:

Fiscal Year:  The Company’s fiscal year ends on the Saturday closest to December 31. The fiscal year is named for the calendar year ending on that December 31.

Basis of Consolidation:  The financial statements presented include the accounts of the Company and all wholly owned subsidiaries. Inter-company balances and transactions among consolidated entities have been eliminated.

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

Fair Values:  The estimated fair value amounts presented in these consolidated financial statements have been determined by the Company using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Such fair value estimates are based on pertinent information available to management as of December 29, 2007 and December 30, 2006, and have not been comprehensively revalued for purposes of these consolidated financial statements since such dates. Cash, trade receivables and trade payables are recorded at cost, which approximates their fair values due to their short-term nature.

Reclassifications:  As a result of the Accretive Commerce, Inc. acquisition disclosed in Note 6, Acquisitions, certain prior fiscal year amounts have been reclassified to conform with the current presentation, including the following reclassifications: Intangible assets with a cost of $2,468 and a net book value of $2,027 were reclassified from other assets, net, to a separate line item for intangible assets, net in the Consolidated Balance Sheet as of December 30, 2006. Also, for fiscal 2006 and fiscal 2005, amortization of $476 and $48, respectively has been reclassified from depreciation to a separate line item for amortization on the Consolidated Statements of Cash Flows.

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

shrinkage rates. Based upon these judgments and estimates, which are applied consistently from period to period, the Company records a valuation allowance to adjust the carrying amount of its inventory.

Property and Equipment:  Property and equipment are stated at cost, net of accumulated depreciation or amortization. Costs incurred to develop internal-use computer software during the application development stage, including those relating to developing partners’ Web stores, generally are capitalized. Costs of enhancements to internal-use computer software are also capitalized, provided that these enhancements result in additional functionality. Depreciation or amortization is provided using the straight-line method over the estimated useful lives of the assets, which are generally:

•	Three years for office equipment;

•	Three to four years for computer hardware and software;

•	Seven years for furniture and fulfillment center equipment;

•	The lesser of fifteen years or lease term for leasehold improvements;

•	Fifteen years for building improvements; and

•	Thirty years for buildings.

Expenditures for maintenance and repairs are expensed as incurred.

Goodwill and Other Intangible Assets:  Goodwill is tested for impairment on an annual basis and whenever events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. The Company determines fair value using widely accepted valuation techniques, including discounted cash flow analyses and other assumptions.

In the fourth quarter of fiscal 2007, the Company completed its annual impairment testing of goodwill and determined there was no impairment.

The Company amortizes other intangible assets over their estimated useful lives. The Company records an impairment charge on these assets when it determines that their carrying value may not be recoverable. The carrying value is not recoverable if it exceeds the undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When there is existence of one or more indicators of impairment, the Company measures any impairment of intangible assets based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our business model. The Company’s estimates of future cash flows attributable to its other intangible assets require significant judgment based on the Company’s historical and anticipated results and are subject to many factors.

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

Equity Investments and Other:  The Company accounts for its equity investments in accordance with Accounting Principles Board Opinion 18, “The Equity Method of Accounting for Investments in Debt and Equity Securities” (“APB18”), and monitors its investment periodically to evaluate whether any changes in fair value become other-than-temporary. Currently all of the Company’s equity investments are recorded by utilizing the cost method as prescribed by APB 18.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

Other Assets, Net:  Other assets, net consists primarily of the debt issuance costs related to the June 2005 and July 2007 subordinated convertible debt offerings, deferred partner revenue share charges and prepaid revenue share payments.

The debt issuance costs, related to the June 2005 and July 2007 offerings of $207,500 aggregate subordinated convertible notes had a cost of $7,631 and a net book value of $5,933 as of December 29, 2007, and had a cost of $2,589 and a net book value of $1,769 as of December 30, 2006. The issuance costs are being amortized using the straight-line method which approximates the effective interest method and the weighted average amortization period is 5.6 years. Total amortization related to the issuance costs, which is reflected as a portion of interest expense, was $878 for fiscal 2007, $518 for fiscal 2006 and $302 for fiscal 2005.

Deferred partner revenue share charges, resulting from one partner’s exercise of a right to receive 1,600 shares of the Company’s common stock in lieu of future cash partner revenue share payments, were $3,337 as of December 29, 2007 and $4,351 as of December 30, 2006. As a result of certain revenue thresholds being achieved in the third quarter of fiscal 2006, the remaining partner revenue share charges related to the exercise of common stock are being amortized on a straight-line basis over the remaining term of the contract. Stock-based compensation expense related to the amortization of deferred partner revenue share charges was $1,014 for fiscal 2007, $2,627 for fiscal 2006 and $3,119 for fiscal 2005, and is reflected within sales and marketing expense in the Consolidated Statements of Operations.

The total prepaid revenue share payments included in other assets were $1,771 as of December 29, 2007 and $2,438 as of December 30, 2006 and are being amortized on a straight-line basis over the remaining term of the contract within sales and marketing expense in the Consolidated Statements of Operations.

Accrued Expenses:  Accrued expenses include $43,825 of amounts payable to the Company’s partners as of the end of fiscal 2007. No other individual balance was greater than 5% of total current liabilities as of December 29, 2007. As of the end of fiscal 2006, accrued expenses included $33,563 of amounts payable to the Company’s partners and accrued shipping of $8,204. No other individual balance was greater than 5% of total current liabilities as of December 30, 2006.

Revenue Recognition:  The Company recognizes revenues in accordance with Staff Accounting Bulletin 104, “Revenue Recognition.” Revenue is recognized when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured.

The Company considers the criteria presented in Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”), in determining the appropriate revenue recognition treatment. For the Company’s fulfillment and drop-shipping services, when the Company is the primary obligor in a transaction, has general inventory risk, has established the selling price, has discretion in supplier selection and has credit risk, or have several but not all of these indicators, it records revenue gross as a principal and records these revenues as revenues from product sales. When the Company does not have several or all of these factors, it records the commission or fee retained as service fee revenue. Revenue generated from the Company’s customer care, interactive marketing and technology services are also recorded as service fees.

The Company follows EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), for revenue arrangements that include multiple deliverables. The revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: the delivered item has value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items and delivery of any undelivered item is probable and substantially in the Company’s control.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

Net Revenues from Product Sales:  The Company recognizes revenue from product sales, which includes shipping revenue for all partners that it provides fulfillment services upon shipment of products to customers, net of estimated returns based on historical experience and current trends. The Company recognizes revenue from shipping when products are shipped and title and significant risks of ownership passes to the customer. The majority of product sales are shipped from the Company’s fulfillment centers. The Company also relies upon certain vendors to ship products directly to customers on its behalf. The Company acts as principal in these transactions, as orders are initiated directly through the e-commerce businesses that it operates, because the Company has inventory risk, establishes selling prices, takes title to the goods at the shipping point and has the economic risk related to collection, customer care and returns.

The Company pays a percentage of the revenues generated from product sales through the e-commerce businesses that it operates to its respective partners in exchange for the rights to use their brand names and the promotions and advertising that its partners agree to provide. The Company refers to these payments as partner revenue share expenses. The Company has considered the revenue reduction provisions addressed in EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”), and believes that the payment of partner revenue share expense to its partners should not result in any reduction of revenues. EITF 01-09 addresses consideration paid to parties along a distribution chain. The Company purchases merchandise from its vendors, at its discretion, and is responsible for paying those vendors. The amounts purchased and the prices paid to the Company’s vendors are not in any way impacted by the revenue share provisions of its agreements with its partners. Accordingly, the Company’s partners and its vendors are not linked in the distribution chain and it believes that the provisions of EITF 01-09 do not apply.

Service Fee Revenues:  Services fees are generated based on a partner’s use of one or more of the Company’s e-commerce platform components or elements of those components, which include technology, fulfillment and customer care. Service fees are also generated from professional, technology and interactive marketing services. Service fees can be fixed or variable and can be based on the activity performed, the value of merchandise sold, or gross profit. For fulfillment services in which the Company is deemed to be the agent in accordance with EITF 99-19, the Company records service fee revenue based on the net fee retained. We recognize revenues from services provided when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured.

The Company does not specifically record “cost of service fee revenues” as these costs are incurred by its service fee-based partners rather than by the Company. Operating expenses relating to service fee revenues consist primarily of personnel and other costs associated with the Company’s engineering, production and creative departments which are included in product development expense, as well as fulfillment costs and personnel and other costs associated with its marketing and customer care departments which are included in sales and marketing expense in the Consolidated Statements of Operations.

Deferred revenue consists of payments received for service fees in advance of the delivery of the Company’s service obligation, as well as for sales of gift certificates and gift cards redeemable through its partners’ e-commerce businesses. For service fees received in advance, revenue is recognized either over the service period or upon completion of the Company’s obligation. For gift certificates and gift cards, the Company recognizes revenue as the gift certificates and or cards are redeemed.

Cost of Revenues:  Cost of revenues consist of cost of revenues from product sales. Cost of revenues from product sales include the cost of products sold and inbound freight related to these products, as well as outbound shipping and handling costs, other than those related to promotional free shipping and subsidized shipping and handling which are included in sales and marketing expense in the Consolidated Statements of Operations. The Company does not record cost of service fee revenue. Cost of revenue does not include any cost of service fee revenue, because the Company is deemed to be an agent in accordance with EITF 99-19.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

Vendor Allowances:  In accordance with EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” vendor allowances are recorded as a reduction in the cost of the applicable vendor’s products and recognized in cost of revenues from product sales when the related product is sold unless the allowances represent reimbursement of a specific incremental and identifiable cost incurred to promote the vendor’s product. If the allowance represents a reimbursement of cost, it is recorded as an offset to the associated expense incurred. Any reimbursement greater than the costs incurred is recognized as a reduction in the cost of the product.

Sales and Marketing:  Sales and marketing expenses include fulfillment costs, customer care costs, credit card fees, partner revenue share charges, net advertising and promotional expenses incurred by the Company in operating its partners’ e-commerce businesses, and payroll related to the buying, business management and marketing functions of its company. Partner revenue share charges are payments made to the Company’s partners in exchange for the use of their brand names, logos, the promotion of its partners’ URLs, Web stores and toll-free telephone numbers in partners’ marketing and communications materials, the implementation of programs to provide incentives to customers to shop through the e-commerce businesses that the Company operates for its partners and other programs and services provided to the customers of the e-commerce businesses that the Company operates for its partners, net of amounts reimbursed to the Company by its partners. Partner revenue share charges were $35,297 for fiscal 2007, $25,007 for fiscal 2006 and $12,880 for fiscal 2005, and are included in sales and marketing expense in the Consolidated Statements of Operations.

Shipping and Handling Costs:  The Company defines shipping and handling costs as only those costs incurred for a third-party shipper to transport products to the customer and these costs are included in cost of revenues from product sales to the extent of shipping revenue. In some instances, shipping and handling costs exceed shipping charges to the customer and are subsidized by the Company. Additionally, the Company selectively offers promotional free shipping whereby it ships merchandise to customers free of all shipping and handling charges. The cost of promotional free shipping and subsidized shipping and handling was $5,908 for fiscal 2007, $4,626 for fiscal 2006 and $3,694 for fiscal 2005, and are included in sales and marketing expense in the Consolidated Statements of Operations.

Fulfillment Costs:  The Company defines fulfillment costs as personnel, occupancy and other costs associated with its fulfillment centers, personnel and other costs associated with its logistical support and vendor operations departments and third-party warehouse and fulfillment services costs. Fulfillment costs were $72,624 for fiscal 2007, $43,124 for fiscal 2006 and $31,152 for fiscal 2005, and are included in sales and marketing expense in the Consolidated Statements of Operations.

Advertising:  The Company expenses the cost of advertising, which includes online marketing fees, media, agency and production expenses, in accordance with the American Institute of Certified Professional Accountants Accounting Standards Executive Committee’s Statement of Position (“SOP”) 93-7, “Reporting on Advertising Costs” (“SOP 93-7”). Advertising production costs are expensed the first time the advertisement runs. Online marketing fees and media (television, radio and print) placement costs are expensed in the month the advertising appears. Agency fees are expensed as incurred. Advertising and promotional expenses are net of amounts reimbursed to the Company by its partners. Advertising costs were $19,285 for fiscal 2007, $19,175 for fiscal 2006 and $10,552 for 2005, and are primarily included in sales and marketing expenses in the Consolidated Statements of Operations.

Catalog Costs:  Direct response advertising consists primarily of creative design, paper, printing, postage, and mailing costs, which are capitalized and amortized over the expected future revenue stream, which is generally a period not exceeding six months. The Company accounts for catalog costs in accordance with SOP 93-7, which requires that the amortization of capitalized advertising costs be based upon the ratio of actual revenues to the total of actual and estimated future revenues on an individual catalog basis. Deferred catalog costs included in prepaid expenses and other current assets were $604 for fiscal 2007 and $592 for fiscal 2006. Catalog costs were $4,263 for

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

fiscal 2007, $4,416 for fiscal 2006 and $582 for fiscal 2005, and are reflected in sales and marketing expenses in the Consolidated Statements of Operations.

Product Development:  Product development expenses consist primarily of expenses associated with planning, maintaining and operating the technology platform on which the Company operates its partners’ e-commerce businesses, and payroll and related expenses for the Company’s engineering, production, creative and management information systems departments. In accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” (“SOP 98-1”) the Company capitalizes costs incurred during the application development stage related to the development of internal-use software and amortizes these costs over the estimated useful life of four years. Amounts capitalized under SOP 98-1 are amortized over four years and included in depreciation and amortization in the Consolidated Statement of Operations. Costs incurred relating to planning and training or maintenance of internal-use software is expensed as incurred.

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

Effective January 1, 2006, the Company adopted SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective approach, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period during which awards are expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of the Company’s common stock and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the valuation techniques previously utilized by the Company for options in the proforma disclosures required under SFAS 123. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS 123(R) for all unvested options as of January 1, 2006. The estimation of the number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. During the fourth quarter of fiscal 2007 and fiscal 2006, the Company recalculated its projected forfeiture rate as it applies to stock-based compensation based on historical data. For fiscal 2007 the impact of the change in estimate for the change in forfeiture rate increased operating expenses and decreased net income by $495, which decreased both basic and diluted earnings per share by $0.01. For fiscal 2006 the impact of the change in estimate for the change in forfeiture rate increased operating expenses and decreased net income by $258, which decreased diluted earnings per share by $0.01. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

The adoption of SFAS 123(R) resulted in a cumulative benefit from accounting change of $268 and an increase in earnings per share of $0.01 in fiscal 2006, which reflects the cumulative impact of estimating future forfeitures in

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

the determination of period expense, rather than recording forfeitures when they occur as previously permitted. The incremental stock-based compensation expense recognized due to the adoption of SFAS 123(R) was $644 for fiscal 2007 and $1,660 for fiscal 2006.

Prior to the adoption of SFAS 123(R), the Company presented excess tax benefits resulting from stock-based compensation as operating cash flows within the Consolidated Statements of Cash Flows. SFAS 123(R) requires that cash flows resulting from the impact of any excess tax deduction in excess of compensation cost recognized in the financial statements be classified as financing cash inflows within the consolidated statements of cash flows. In fiscal 2007 and fiscal 2006, the cash retained from the tax benefit resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes was $359 and $145, respectively.

Upon adoption of SFAS 123(R), the Company elected the alternative transition method for calculating the tax effects of stock-based compensation pursuant to FASB Staff Position SFAS 123(R)-3, “Transition Election to Accounting for the Tax Effects of Share Based Payment Awards” (“SFAS 123(R)-3”). Under SFAS 123(R)-3, the Company determined the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of the employee stock-based compensation “as if” the Company had adopted the recognition provisions of SFAS 123 since its effective date of January 1, 1995. The Company also determined the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effect of employee stock — based compensation awards that were issued after the adoption of SFAS 123(R) and outstanding at the adoption date. The Company uses the tax-law-ordering method to determine when tax benefits in excess stock-based compensation costs are realized. For financial reporting, these excess tax benefits are realized in the fiscal year that they are deductible and reduce taxable income.

Stock-based compensation for fiscal 2005 was determined using the intrinsic value method. The following table provides supplemental information for fiscal 2005 as if stock-based compensation had been computed under SFAS 123:

Fiscal Year Ended
December 31,
2005

Net income, as reported	$2,699
Add: Stock-based compensation expense included in reported net income	684
Deduct: Total stock-based compensation determined under fair value based method for all stock option awards	(9,209)

Pro forma net loss	$(5,826)

Income (loss) per share:
As reported — basic	$0.06
Pro forma — basic	$(0.13)
As reported — diluted	$0.06
Pro forma — diluted	$(0.13)

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

The fair value of options granted under the 1996 and 2005 Equity Incentive Plans during fiscal 2005 were determined using the intrinsic value method. The following table provides supplemental information as if stock-based compensation had been computed under SFAS 123:

Fiscal Year Ended
December 31,
Assumption	2005

Dividend yield	None
Expected volatility	57.09%
Average risk free interest rate	3.82%
Average expected lives	1.60 years

There were no options granted during fiscal 2007 and fiscal 2006.

Income Taxes:  The Company accounts for income taxes in accordance with SFAS 109, “Accounting for Income Taxes” (“SFAS 109”). In accordance with SFAS 109, the Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, is reflected in the consolidated financial statements in the period of enactment. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. At December 29, 2007 and December 30, 2006, the Company’s deferred tax assets, net of deferred tax liabilities and valuation allowances, were $59,348 and $47,195, respectively.

The Company does not provide for U.S. taxes on its undistributed earnings of foreign subsidiaries since it intends to invest such undistributed earnings indefinitely outside of the U.S. If such amounts were repatriated, the amount of U.S. income taxes would be immaterial.

Effective December 31, 2006 (the first day of fiscal 2007), the Company adopted the provisions of FASB’s Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain position was previously recognized if it was probable of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash within 12 months of the reporting date. For additional information, see Note 11, Income Taxes. The effect of the adoption of FIN 48 was immaterial. The Company has elected to record any interest or penalties from the uncertain tax position as income tax expense.

New Accounting Pronouncements:  In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In January 2008, the FASB provided a one year deferral of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, at least annually.

Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts business. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Fair value measurements are required to be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007. For the Company’s financial assets and liabilities, the Company expects that its adoption of SFAS 157 will primarily impact its disclosures and not have a material impact on its consolidated results of operations, cash flows and financial position. The Company is currently evaluating the impact with respect to its non-financial assets and liabilities.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements. The Company did not elect to measure existing assets and liabilities at fair value on the date of adoption.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements on how the acquirer in a business combination recognizes and measures the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the entity acquired in its financial statements. In addition, SFAS 141(R) provides guidance on the recognition and measurement of goodwill acquired in the business combination or a gain from a bargain purchase as well as what information to disclose to enable users of the financial statements to evaluate the nature and financial impact of the business combination. SFAS 141(R) also requires recognition of assets and liabilities of noncontrolling interests acquired, fair value measurement of consideration and contingent consideration, expense recognition for transaction costs and certain integration costs, recognition of the fair value of contingencies, and adjustments to income tax expense for changes in an acquirer’s existing valuation allowances or uncertain tax positions that result from the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and shall be applied prospectively. The Company has not determined the effect, if any, the adoption of this statement will have on its financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes principles and requirements on how to treat the portion of equity in a subsidiary that is not attributable directly or indirectly to a parent. This is commonly known as a minority interest. The objective of SFAS 160 is to improve relevance, comparability, and transparency concerning ownership interests in subsidiaries held by parties other than the parent by providing disclosures that clearly identify between interests of the parent and interest of the noncontrolling owners and the related impacts on the consolidated statement of income and the consolidated statement of financial position. SFAS 160 also provides guidance on disclosures related to changes in the parent’s ownership interest and deconsolidation of a subsidiary. The provisions of SFAS 160 apply prospectively with presentation and disclosure requirements applied retrospectively to all periods presented. The Standard is effective for annual reporting periods beginning after December 15, 2008. The Company has not determined the effect, if any, the adoption of this statement will have on the Company’s financial condition or results of operations.

Proposed Accounting Pronouncement:  In August 2007, the FASB issued Proposed FASB Staff Position (“FSP”) APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-a”). FSP APB 14-a would require the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The Company’s $207,500 of subordinated convertible notes would be subject to the provisions of this proposal because under the notes the Company has the ability to elect cash settlement upon conversion for the principle portion of the notes. The debt would be recognized at the present value of the Company’s cash flows discounted using its nonconvertible debt borrowing rate. The equity component would be recognized as the

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

difference between the proceeds from the issuance of the note and the fair value of the liability. The proposed FSP would also require an accretion of the resultant debt discount over the expected life of the debt. The proposed transition guidance requires retrospective application to all periods presented and does not grandfather existing instruments. In November 2007, the FASB announced it is expected to begin its redeliberations of the proposed FSP in February 2008, which was subsequently changed to March 2008. The Company believes that if the FSP is issued as proposed, it would result in a material decrease to the Company’s liabilities and a material increase to the Company’s stockholders’ equity on the Consolidated Balance Sheets. It would also result in a material decrease to net income as a result of a material non-cash increase to interest expense to accrete the value of the debt from its fair value to its principle amount over the term of the subordinated convertible notes in the Consolidated Statements of Operations. These changes would not impact the Company’s cash flows from operating activities, investing activities or financing activities.

NOTE 3 —	CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company had cash and cash equivalents of $231,511 as of December 29, 2007 and $71,382 as of December 30, 2006, and marketable securities of $0 as of December 29, 2007 and $113,074 as of December 30, 2006 invested with multiple financial institutions, which are potentially subject to credit risk. The composition of these investments is regularly monitored by management of the Company.

As of December 30, 2006, marketable securities, which consisted of investments in various debt securities, were classified as available-for-sale and reported at fair value, with unrealized gains and losses recorded as a component of stockholders’ equity in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”). The Company’s investments are governed by its investment policy, of which objective is to provide as high a level of current income as is consistent with the preservation of capital and the maintenance of liquidity. Approved investments include U.S. Government securities and high-quality investments in corporations and municipalities, including investments in auction rate securities. All income generated from marketable securities is recorded as interest income. Due to uncertainties in the credit markets, the Company sold its entire marketable securities portfolio in fiscal 2007. The uncertainties in the credit markets in fiscal 2007 affected the Company’s holdings in auction rate securities. In the third quarter of fiscal 2007, the Company liquidated approximately $155,000 of investments in auction rate securities at par value but was unsuccessful in liquidating the remaining $72,300. The investments in auction rate securities that had unsuccessful auctions were of high credit quality and the respective credit ratings of the securities had not been lowered or put on credit watch. In the fourth quarter of fiscal 2007, the Company sold the remaining $72,300 of auction rate securities for approximately $67,293, resulting in a realized net loss of $5,007 which is reported in other (income)/expense in the Consolidated Statements of Operations based on the specific identification method.

During fiscal 2006, based on the Company’s inquiry and review of actions and activities of one of its equity investments, the Company determined that the fair value of its holding was not expected to recover fully before the expected time of the sale of the investment and recognized other-than-temporary impairment charges of $2,730, which were previously recorded as unrealized losses within accumulated other comprehensive loss on the Consolidated Balance Sheets. In addition, sales of shares of the Company’s investment resulted in a realized loss of $143 during fiscal 2006. The other-than-temporary impairment and realized loss are reflected as a separate line item in other (income)/expense in the Consolidated Statements of Operations. At December 29, 2007 and December 30, 2006, the Company had no remaining cost basis of this investment.

There were no realized gains or losses of marketable securities in fiscal 2005.

The Company had no investments in marketable securities as of December 29, 2007.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

Marketable securities, at fair value, consisted of the following as of December 30, 2006:

	December 30, 2006
		Gross
	Amortized	Unrealized
	Cost	Losses	Fair Value

Auction rate securities	$73,625	$—	$73,625
Corporate bonds	27,888	(70)	27,818
Certificates of deposit	1,500	—	1,500
U.S. government agency securities	10,204	(73)	10,131

	$113,217	$(143)	$113,074

The following table shows the fair value of marketable securities with loss positions, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at December 30, 2006:

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Corporate bonds	$14,322	$(11)	$13,496	$(59)	$27,818	$(70)
U.S. government agency securities	2,495	(8)	7,636	(65)	10,131	(73)

	$16,817	$(19)	$21,132	$(124)	$37,949	$(143)

As of December 30, 2006, the Company considered the nature of these marketable securities, which were primarily U.S. government agency securities and corporate bonds, the amount of the impairments relative to the carrying value of the related investments and the duration of the impairments, and concluded that the impairments were not other-than-temporary.

NOTE 4 —	PROPERTY AND EQUIPMENT

The major classes of property and equipment, at cost, as of December 30, 2006 and December 29, 2007 were as follows:

	December 30,	December 29,
	2006	2007

Computer hardware and software	$101,985	$148,091
Building and building improvements	43,842	44,213
Furniture, warehouse and office equipment, and other	21,698	38,916
Land	7,889	7,889
Leasehold improvements	1,333	4,200
Capitalized lease	1,692	17,403
Construction in progress	689	1,528

	179,128	262,240
Less: accumulated depreciation	(72,924)	(105,466)

Property and equipment, net	$106,204	$156,774

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

During fiscal 2006, the Company received a government economic development grant of $3,000 related to the purchase of its corporate headquarters. The cost basis of the Company’s building and building improvements was reduced by the full amount of this grant.

The Company’s net investment in capital leases, which consist of computer hardware and warehouse equipment, was $16,095 as of December 29, 2007, and $751 as of December 30, 2006. Amortization of capital leases is included within depreciation expenses. Interest expense recorded on the capital leases was $711 for fiscal 2007 and $44 for fiscal 2006, $76 for fiscal 2005.

Depreciation and amortization is shown as a separate line item on the Consolidated Statement of Operations. Accordingly, cost of revenues is exclusive of depreciation and amortization.

NOTE 5 —	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill:

December 31, 2005	$13,932
Aspherio S.L. acquisition	3,854

December 30, 2006	17,786
Accretive Commerce acquisition	61,930
Zendor.com acquisition	3,041

December 29, 2007	$82,757

The Company’s intangible assets consisted of:

			Weighted-
	December 30,	December 29,	Average
	2006	2007	Life

Gross carrying value of intangible assets subject to amortization:
Customer contracts	$2,140	$17,282	1.9
Non-compete agreements	—	3,838	3.0
Other	328	328	1.5

	2,468	21,448	2.1
Accumulated amortization:
Customer contracts	(378)	(4,570)
Non-compete agreements	—	(320)
Other	(63)	(82)

	(441)	(4,972)
Net carrying value:
Customer contracts	1,762	12,712
Non-compete agreements	—	3,518
Other	265	246

	$2,027	$16,476

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

Amortization expense was $4,531 for fiscal 2007, $432 for fiscal 2006 and $9 for fiscal 2005. Estimated future amortization expense related to other intangible assets as of December 29, 2007 were as follows:

2008	$6,902
2009	4,203
2010	3,144
2011	1,595
2012	386

$16,230

NOTE 6 —	ACQUISITIONS

The Company accounts for acquisitions using the purchase method of accounting in accordance with SFAS 141, “Business Combinations” (“SFAS 141”). Under the purchase method, assets acquired and liabilities assumed from acquisitions are recorded at their fair values as of the acquisition date. Any excess of the purchase price over the fair values of the net assets acquired are recorded as goodwill. Purchased intangibles and goodwill are not deductible for tax purposes. However, purchase accounting allows for the establishment of deferred tax liabilities on purchased intangibles, other than goodwill.

Zendor.com Ltd.

On December 14, 2007, the Company completed the acquisition of Zendor.com Ltd. (“Zendor”) pursuant to the terms of an Agreement and Plan of Merger dated November 30, 2007 (“Zendor Agreement”). Zendor is a United Kingdom-based provider of fulfillment, customer care and e-commerce solutions. The Company believes the acquisition establishes it as an end-to-end e-commerce solution provider capable of delivering integrated, multichannel e-commerce solutions to both the U.K. and global retailers and brands. As consideration for the acquisition of Zendor, the Company paid approximately $9,133 in cash, including estimated acquisition related transaction costs of approximately $1,300. In addition, in fiscal 2008, the Company is required to pay Zendor the excess value, if any, of Zendor’s net assets on the acquisition date over a targeted threshold, as defined in the Zendor Agreement. Acquisition related transaction costs include advisory, legal and other external costs directly related to the merger. Zendor’s results of operations are included in the Company’s results of operations beginning on the acquisition date of December 14, 2007. The acquisition was funded by the Company from its working capital.

In accordance with SFAS 141, the preliminary allocation of the purchase price over the estimated fair value of the tangible and identifiable intangible assets acquired resulted in $3,041 recorded as goodwill. Pro forma disclosures related to this acquisition are not included as the acquisition is not material. The preliminary allocation of the purchase price was based upon a preliminary valuation and the Company’s estimates and assumptions are subject to change. The areas of the purchase price that are not yet finalized relate primarily to intangible assets, goodwill and deferred income tax assets, as the Company has just begun its valuation of Zendor’s net assets. Final adjustments could result in a materially different allocation of the purchase price, which will affect the value assigned to tangible and/or intangible assets acquired from Zendor. The following table summarizes the preliminary

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

estimated fair values of the Zendor assets acquired and liabilities assumed, including cash acquired, as of the acquisition date:

Total current assets	$9,830
Property, plant and equipment	3,089
Goodwill	3,041

Total assets acquired	15,960
Total liabilities assumed	(6,827)

Net assets acquired	$9,133

Accretive Commerce, Inc.

On September 10, 2007, the Company completed the acquisition of Accretive Commerce, Inc. (“Accretive”) pursuant to the terms of an Agreement and Plan of Merger dated August 16, 2007 (“Accretive Agreement”). Accretive is an e-commerce solutions provider that offers e-commerce technology, customer care and fulfillment solutions as well as related services. Accretive’s partners are primarily in the merchandise categories of apparel, home, health and beauty, and specialty foods. The Company believes the acquisition of Accretive strengthens its position in the e-commerce industry and enhances stockholder value by expanding its infrastructure and expanding its partner base. As consideration for the acquisition of Accretive, the Company paid $97,500 in cash, of which $11,300 will be held in escrow for a period of 18 months to secure the indemnification obligations under the Accretive Agreement. The acquisition was financed by the Company from its working capital.

In accordance with SFAS 141, the total preliminary purchase price is $98,600, including estimated acquisition related transaction costs of approximately $1,100. Acquisition related transaction costs include advisory, legal and other external costs directly related to the merger. Accretive’s results of operations are included in the Company’s Consolidated Statement of Operations beginning on the acquisition date of September 10, 2007. The preliminary allocation of the purchase price was based upon a preliminary valuation and the Company’s estimates and assumptions are subject to change. The areas of the purchase price allocation that are not yet finalized relate primarily to fixed and intangible assets, goodwill and deferred income tax assets, as the Company is still in the process of completing its valuation of Accretive’s net assets. Final adjustments could result in a materially different allocation of the purchase price, which will affect the value assigned to tangible and/or intangible assets acquired from Accretive. The following table summarizes the preliminary estimated fair values of the Accretive assets acquired and liabilities assumed, including cash acquired, as of the acquisition date:

Total current assets	$19,325
Property, plant and equipment	9,165
Identifiable intangible assets:
Customer contracts	15,142
Employee non-compete agreements	3,838
Goodwill	61,930
Other assets	8,424

Total assets acquired	117,824
Total current liabilities	(17,387)
Total non-current liabilities	(1,837)

Total liabilities assumed	(19,224)

Net assets acquired	$98,600

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

The majority of the Company’s total intangible assets are derived from the Accretive acquisition. See Note 5, Goodwill and Other Intangible Assets, for the weighted average amortization period of intangible assets.

In connection with the acquisition, the Company recorded exit cost liabilities of $6,100, which includes $3,100 of severance payments and related benefits for employees of Accretive terminated or notified of their pending termination and $3,000 of lease payments for certain facilities that have been exited or will be exited prior to the expiration of their leases. These amounts are included in the table above. These liabilities are subject to further adjustment based on finalization of these exit activities. Any adjustment to the exit liabilities within a one year period from the acquisition date will be recorded in purchase accounting and will impact the net assets acquired. In fiscal 2007, $600 was charged against the accrual, and as of December 29, 2007, there is $5,500 remaining in the exit cost liability.

Unaudited Pro Forma Financial Information

The financial information in the table below summarizes the combined results of operations of the Company and Accretive on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had actually taken place at the beginning of each of the periods presented and is not intended to be a projection of future results or trends. The unaudited pro forma financial information for all periods presented includes pro-forma adjustments, net of any applicable tax for amortization expense from the acquired intangible assets, elimination of management fees paid by Accretive to its parent, a reduction to interest income on the Company’s marketable securities used to fund the acquisition, and an increase to depreciation expense. Final adjustments to the purchase accounting discussed above could result in a material charge to the pro-forma results.

	Fiscal Year Ended
	December 30,	December 29,
	2006	2007
	(Unaudited)

Net revenues	$682,976	$804,969
Net income (loss) prior to cumulative effect of change in accounting principle	$44,605	$(4,941)
Net income (loss)	$44,873	$(4,941)
Basic earnings (loss) per share:
Prior to cumulative effect of change in accounting principle	$0.98	$(0.11)
Net earnings (loss) per share	$0.99	$(0.11)
Diluted earnings (loss) per share:
Prior to cumulative effect of change in accounting principle	$0.92	$(0.11)
Net earnings (loss) per share	$0.93	$(0.11)

Aspherio S.L.

In fiscal 2005, the Company acquired an irrevocable right that conveyed the voting and economic rights to shares representing 51% of the outstanding shares in Aspherio S.L., now known as GSI Commerce Solutions International, S. L. (“GSI International”), a Barcelona, Spain-based provider of outsourced e-commerce solutions, for approximately $578, including acquisition expenses. In fiscal 2006, the Company acquired outright all of the outstanding shares in GSI International. The remaining purchase price was $2,629 in cash, and pursuant to its agreement with the shareholders of GSI International, the Company elected to deliver 82,638 shares of GSI common stock (valued at $15.73 per share) in lieu of $1,300 in cash.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

In accordance with SFAS 141, the allocation of the purchase price over the estimated fair value of the tangible and identifiable intangible assets acquired resulted in $4,333 recorded as goodwill, of which $3,854 was recorded in fiscal 2006 and $479 was recorded in fiscal 2005. Aspherio’s results of operations are included in the Company’s Consolidated Statement of Operations beginning in July 2005. Pro forma disclosures related to this acquisition are not included as the acquisition is not material.

Other

In fiscal 2006, the Company purchased the remaining minority interest of a joint venture for $3,220, including direct acquisition expenses. The joint venture was created in fiscal 2003 and was party to certain of the Company’s contracts. The purchase price was allocated to the identifiable intangible assets acquired, and resulted in a $2,140 intangible asset, which is being amortized on a straight-lined basis over its useful life of seventeen months. Amortization expense was $1,511 and $378 in fiscal 2007 and fiscal 2006, respectively.

NOTE 7 —	LONG-TERM DEBT AND CREDIT FACILITY

The following table summarizes the Company’s long-term debt as of:

	December 30,	December 29,
	2006	2007

Convertible notes	$57,500	$207,500
Notes payable	13,037	12,858
Capital lease obligations	329	16,793

	70,866	237,151
Less: Current portion of notes payable	(181)	(193)
Less: Current portion of capital lease obligations	(329)	(2,213)

	$70,356	$234,745

3%	Convertible Notes due 2025

In fiscal 2005, the Company completed a public offering of $57,500 aggregate principal amount of 3% subordinated convertible notes due June 1, 2025. The notes bear interest at 3%, payable semi-annually on June 1 and December 1.

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

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

The estimated fair market value of the subordinated convertible notes was $73,241 as of December 29, 2007 and $72,666 as of December 30, 2006 based on quoted market prices.

2.5% Convertible Notes due 2027

In July 2007, the Company completed a private placement of $150,000 of aggregate principal amount of 2.5% subordinated convertible notes due June 1, 2027, raising net proceeds of approximately $145,000, after deducting initial purchaser’s discount and issuance costs. The notes bear interest at 2.5%, payable semi-annually on June 1 and December 1.

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

Upon conversion, the Company will have the right to deliver, in lieu of shares of the Company’s common stock, cash or a combination of cash and shares of the Company’s common stock. At any time on or prior to the 25th scheduled trading day prior to the maturity date, the Company may irrevocably elect to satisfy its conversion obligation by delivering cash for the principal amount of the notes and, if applicable, shares of the Company’s common stock for any amount in excess thereof. If holders elect to convert their notes in connection with certain make whole fundamental changes (as defined in the Indenture governing the Company’s 2.5% notes) that occur on or prior to June 1, 2014, the Company will increase the applicable conversion rate for the notes such that the holders will be entitled to receive up to 7.71 additional shares of common stock per $1,000 principal amount of notes (or cash, or a combination of cash and shares of common stock, if the Company so elects) upon conversion. This make-whole adjustment is based on the sale price of the Company’s common stock. No adjustment to the conversion rate will be made if the stock price is less than $24.36 per share or if the stock price exceeds $100.00 per share.

At any time on or after June 8, 2014, the Company may redeem any of the notes for cash at a redemption price of 100% of their principal amount, plus accrued and unpaid interest, if any, up to but excluding, the redemption date. If a fundamental change occurs prior to the maturity of the notes, the holders may require the Company to repurchase all or part of their notes at a repurchase price of 100% of their principal amount, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, the holders may require the Company to repurchase all or part of their notes for cash on June 1 of 2014, 2017 and 2022, respectively, at a

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

repurchase price equal to 100% of their principal amount, plus any accrued or unpaid interest, if any, to, but excluding, the date of repurchase.

The estimated fair market value of the subordinated convertible notes was $145,260 as of December 29, 2007 based on quoted market prices.

Note Payable

In fiscal 2004, a wholly-owned subsidiary of the Company entered into an agreement to purchase a new corporate headquarters in King of Prussia, Pennsylvania, together with an option to purchase an additional parcel of land. The purchase price for the building was $17,000. In connection with the purchase of the corporate headquarters, a wholly-owned subsidiary of the Company entered into a $13,000 mortgage note collateralized by a first lien on substantially all of the assets of that subsidiary, which have a carrying value of $18,134 as of December 29, 2007. The mortgage note has a term of ten years and six months, and bears interest at 6.32% per annum. The Company, in accordance with the terms of the mortgage note, provided a letter of credit in the amount of $3,000 as additional security and in fiscal 2005 completed initial capital improvements to the building reducing the letter of credit to $1,000 in accordance with the terms of the mortgage note. In connection with the credit facility, described more fully below, the Company is required to pledge $1,000 of its cash equivalents as collateral for the letter of credit. This collateral is classified as restricted cash and included in other assets, net on the balance sheet as of December 29, 2007 and December 30, 2006. The letter of credit may be reduced further to $500 if the Company has positive income for fiscal years 2006, 2007 and 2008. The Company recorded interest expense related to the note of $803 for fiscal 2007, $816 for fiscal 2006 and $825 for fiscal 2005. The estimated fair market value of the note payable approximated its carrying value as of December 29, 2007 and December 30, 2006 based on similar instruments.

Capital Lease Obligations

Certain of the Company’s warehouse equipment and computer hardware have been acquired under capital leases. The capital leases have maturity dates of January 2013 and August 2014 and bear interest at rates ranging from 6.51% to 7.42% per annum. Capital lease obligations were as follows:

December 29,
2007

Gross capital lease obligations	$20,653
Less: imputed interest	(3,860)

Total present value of future minimum lease payments	16,793
Less: current portion	(2,213)

Long-term portion	$14,580

Credit Facility

In fiscal 2006, the Company entered into a $5,000 one-year unsecured revolving credit facility with a bank. The credit facility provided for the issuance of up to $5,000 of letters of credit, which was included in the $5,000 available under the credit facility. In January 2008, this credit facility was replaced with a $2,000 credit facility with the same bank. The $2,000 credit facility is available only for the issuance of letters of credit. The credit facility contains certain financial and negative covenants which the Company was in compliance with as of December 29, 2007. The Company had $179 of outstanding letters of credit under the credit facility as of December 29, 2007.

In January 2008, the Company entered into a $75,000 five-year secured revolving credit facility with a syndicate of banks The $75,000 credit facility provides for the issuance of up to $20,000 of letters of credit, which is

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

included in the $75,000 available under the credit facility. The credit facilities are collateralized by substantially all of the Company’s assets other than intellectual property. The Company may elect to have amounts outstanding under the credit facilities bear interest at either a LIBOR rate plus an applicable margin of 0.75% to 1.50%, the prime rate plus an applicable margin of 0.75% to 1.50%, or at the Federal Funds Open Rate plus 0.5%. The applicable margin is determined by the leverage ratio of funded debt to EBITDA, as defined in the credit facility. The credit facilities contain certain financial and negative covenants.

NOTE 8 —	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved in various litigation incidental to its business, including alleged contractual claims, claims relating to infringement of intellectual property rights of third parties and claims relating to the manner in which goods are sold through its e-commerce platform. The Company does not believe, based on current knowledge, that any of these claims are likely to have a material adverse effect on its business, financial position or results of operations. However, the Company may incur substantial expenses and devote substantial time to defend third-party claims whether or not such claims are meritorious. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability and may be required to implement expensive changes in its business practices or enter into costly royalty or licensing agreements. Any of these could have a material adverse effect on the Company’s business, financial position or results of operations. Expenditures for legal costs are expensed as incurred.

Operating and capital commitments

The following summarizes the Company’s principal operating and capital commitments as of December 30, 2007:

	Payments Due by Fiscal Year
	2008	2009	2010	2011	2012	Thereafter	Total

Operating lease obligations(1)	$13,191	$11,059	$9,030	$6,768	$6,551	$18,507	$65,106
Purchase obligations(1)	74,169	—	—	—	—	—	74,169
Advertising and media agreements(1)	93	—	—	—	—	—	93
Partner revenue share payments(1)	19,250	26,500	27,050	27,683	20,818	62,557	183,858
Debt interest(1)	6,801	6,259	5,241	4,509	4,497	15,855	43,162
Debt obligations	193	400	57,696	209	220	161,640	220,358
Capital lease obligations, including interest(2)	3,208	3,265	3,264	3,265	3,264	4,387	20,653

Total	$116,905	$47,483	$102,281	$42,434	$35,350	$262,946	$607,399

(1)	Not required to be recorded in the Consolidated Balance Sheet as of December 29, 2007, which is in accordance principles generally accepted in the United States of America.

(2)	Capital lease obligations, excluding interest, are recorded in the Consolidated Balance Sheets.

Approximately $1,000 of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48, and we are uncertain as to if or when such amounts may be settled; as a result, these obligations are not included in the table above.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

The Company leases customer contact centers, fulfillment centers, office facilities and certain fixed assets under non-cancelable operating leases. Rent expense under operating lease agreements was $6,400 for fiscal 2007, $4,602 for fiscal 2006 and $2,730 for fiscal 2005. Certain of these leases contain customary renewal and extension provisions.

NOTE 9 —	STOCKHOLDERS’ EQUITY

Preferred Stock:

Under the Company’s Certificate of Incorporation, the maximum number of authorized shares of preferred stock, $.01 par value, is 5,000,000. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation and conversion and redemption rights. No preferred stock was issued or outstanding for fiscal 2007 or fiscal 2006.

Common Stock:

Under the Company’s Certificate of Incorporation, the maximum number of authorized shares of common stock, $.01 par value, is 90,000,000.

In June 2005, the Company completed the sale of approximately 1.9 million shares of common stock in the Company’s public offering, which raised approximately $25,943 in net proceeds, which the Company used for working capital and general corporate purposes, including acquisitions.

Stockholders Right Plan:

On April 2, 2006, the Board of Directors authorized 95 shares of Series A Junior Preferred Stock (“Series A”) and declared a dividend distribution of one right (a “Right”) for each outstanding share of common stock to the stockholders of record on the close of business on April 14, 2006. Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share of Series A, at a price of $85 per unit, subject to adjustment. However, the Rights are not exercisable unless certain events occur, such as a person or group acquiring or obtaining the right to acquire, or making a tender offer or exchange offer for, beneficial ownership of 20% or more of the Company’s outstanding common stock (or, in the case of any stockholder that as of April 2, 2006 beneficially owned 19% or more of the Company’s outstanding shares of common stock, 25.1% or more). Subject to certain exceptions, upon exercise of the Right, each holder of a Right will have the right to receive shares of the Company’s common stock, or other consideration, having a value equal to two times the exercise price of the Right. Additionally, at certain times, the Company has the right to redeem the Rights in whole, but not in part, at a price of $.001 per Right. The description and terms of the Rights are set forth in a Rights Agreement, dated April 2, 2006. The Rights will expire on April 14, 2016, unless the Rights are earlier redeemed or exchanged in accordance with the terms of the Rights Agreement. As of December 29, 2007, no Series A shares were issued or outstanding.

NOTE 10 —	SHARE-BASED AWARDS

The Company currently maintains the 2005 Equity Incentive Plan (“the Plan”) which provides for the grant of equity to certain employees, directors and other persons. As of December 29, 2007, 3,247 shares of common stock were available for future grants under the Plan. The equity awards granted under the Plan generally vest at various times over periods ranging up to five years and have terms of up to ten years after the date of grant, unless the optionee’s service to the Company is interrupted or terminated. Stock appreciation rights (“SARs”) may be granted under the Plan either alone or in tandem with stock options. No SARs have been granted to date under the plan.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

Stock Options and Warrants

The following table summarizes the stock option activity for fiscal 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (In Years)	Value
	(In thousands)

Outstanding at December 30, 2006	4,984	$9.97
Granted	—	$—
Exercised	(805)	$10.04
Forfeited/Cancelled	(16)	$12.38

Outstanding at December 29, 2007	4,163	$9.94	4.74	$40,049

Vested and expected to vest at December 29, 2007	4,153	$9.94	4.73	$39,956

Exercisable at December 29, 2007	4,094	$9.94	4.71	$39,420

No options were granted in fiscal 2006. During fiscal 2005, the Company granted to employees options to purchase an aggregate of 1,378 shares of the Company’s common stock at a weighted average fair value at grant date of $14.17. The total intrinsic value of options exercised was $10,461 for fiscal 2007, $7,504 for fiscal 2006 and $8,471 for fiscal 2005, as determined as of the date of exercise. Cash proceeds from options exercised during fiscal 2007 were $8,080. The total stock-based compensation cost recognized for stock options was $644 for fiscal 2007, $1,660 for fiscal 2006 and ($397) for fiscal 2005. As of December 29, 2007, there was approximately $69 of unrecognized pre-tax compensation cost, net of forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 0.4 years.

During fiscal 2006, the Company extended the post termination exercise period of 132 fully vested share options for one employee. As a result of that modification, the Company recognized additional stock-based compensation of $100.

The following table summarizes the warrant activity for fiscal 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (In Years)	Value
	(In thousands)

Outstanding at December 30, 2006	303	$3.09
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	(73)	$3.36

Outstanding at December 29, 2007	230	$3.01	3.11	$3,793

Vested and expected to vest at
December 29, 2007	230	$3.01	3.11	$3,793

Exercisable at December 29, 2007	30	$6.48	2.01	$385

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

No warrants were granted or issued by the Company during fiscal 2007, fiscal 2006 or fiscal 2005. The total intrinsic value of warrants exercised was $0 for fiscal 2007, $2,281 for fiscal 2006 and $0 for fiscal 2005, as determined as of the date of exercise.

Restricted Stock Units

The Company also has issued restricted stock units to certain employees. The grant-date fair value of restricted stock units is based on the market price of the stock, and compensation cost is amortized to expense on a straight-line basis over the vesting period during which employees perform services.

The following summarizes the restricted stock unit activity for fiscal 2007:

		Weighted
		Average	Aggregate
	Number of	Grant Date	Value
	Shares	Fair Value	Intrinsic
	(In thousands)

Nonvested shares at December 30, 2006	1,064	$14.90
Granted	1,095	$20.16
Vested	(223)	$21.02
Forfeited/Cancelled	(66)	$17.48

Nonvested shares at December 29, 2007	1,870	$23.40	$43,751

During fiscal 2006, the Company granted to employees restricted stock units to purchase an aggregate of 949 shares of the Company’s common stock at a weighted average fair value at grant date of $14.83. During fiscal 2005, the Company granted to employees restricted stock units to purchase an aggregate of 325 shares of the Company’s common stock at a weighted average fair value at grant date of $14.72.

The total intrinsic value of restricted stock units that vested was $4,676 for fiscal 2007, $1,164 for fiscal 2006 and $264 for fiscal 2005. The total stock-based compensation cost for restricted stock units was $6,694 for fiscal 2007, $3,242 for fiscal 2006 and $1,023 for fiscal 2005. As of December 29, 2007, there was approximately $17,513 of unrecognized pre-tax compensation cost, net of forfeitures, related to nonvested stock units, which is expected to be recognized over a weighted average remaining period of approximately 2.5 years.

During fiscal 2006, the Company accelerated the vesting period of 39 restricted stock units. As a result of that modification, the Company recognized additional stock-based compensation expense of $504.

Restricted Stock Awards

The Company also has issued restricted stock awards to certain employees. The grant-date fair value of restricted stock awards is based on the market price of the stock, and compensation cost is amortized to expense on a straight-line basis over the vesting period during which employees perform services. No restricted stock awards were granted during fiscal 2007, fiscal 2006, and fiscal 2005. As of December 29, 2007, there were 5 shares outstanding.

The total stock-based compensation cost recognized for restricted stock awards was $67 for fiscal 2007, $49 for fiscal 2006 and $60 for fiscal 2005. As of December 29, 2007, there was approximately $34 of unrecognized pre-tax compensation cost, net of forfeitures, related to nonvested stock awards, which is expected to be recognized over a weighted average remaining period of approximately 0.6 years. During fiscal 2007, five restricted stock awards vested with a weighted average grant date fair value of $9.51 and an intrinsic value of $112. For fiscal 2006 and fiscal 2005, the total intrinsic value of restricted stock awards that vested was $85 and $111, respectively.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

The tax benefit recorded for stock-based compensation for stock options, restricted stock units and restricted stock awards was $4,537 for fiscal 2007, $2,679 for fiscal 2006 and $83 for fiscal 2005.

NOTE 11 —	INCOME TAXES

The income before income taxes and the related benefit from income taxes were as follows:

	Fiscal Year Ended
	December 31,	December 30,	December 29,
	2005	2006	2007

Income before income taxes:
Domestic	$3,020	$9,750	$3,816
Foreign	—	(45)	(864)

Total	$3,020	$9,705	$2,952

Provision for income taxes:
Current:
Federal	$—	$441	$64
State	302	438	682
Foreign	19	—	10

Total Current	$321	$879	$756

Deferred:
Federal	$—	$(42,035)	$1,032
State	—	(2,572)	(1,875)
Foreign	—	—	—

Total Deferred	$—	$(44,607)	$(843)

Total:
Federal	$—	$(41,594)	$1,096
State	302	(2,134)	(1,193)
Foreign	19	—	10

Total	$321	$(43,728)	$(87)

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

The significant components of net deferred tax assets and liabilities as of December 30, 2006 and December 29, 2007 consisted of the following:

	December 30,	December 29,
	2006	2007

Deferred tax assets:
Net operating loss carryforwards	$150,380	$162,532
Alternative minimum tax credits	441	1,011
Deferred revenue	5,283	8,073
Employee benefits	97	313
Inventory	1,167	1,346
Restructuring	—	2,096
Provision for doubtful accounts	341	684
Allowance for sales returns	2,568	2,657
Stock-based compensation	1,502	2,987
Investment impairment and losses	1,103	2,902
Accrued expenses	—	1,295
Amortization	1,011	3,323
Other	815	874

Total deferred tax assets	164,708	190,093
Valuation allowance	(115,381)	(121,417)

Total deferred tax assets, net of valuation allowance	49,327	68,676
Deferred tax liabilities:
Property and equipment, net	(2,132)	(3,110)
Amortization of intangibles	—	(6,218)

Total deferred tax liabilities	(2,132)	(9,328)

Net deferred tax asset	$47,195	$59,348

Until the fourth quarter of fiscal 2006, in the opinion of management, the Company was not certain of the realization of its deferred tax assets. Thus, a valuation allowance had been provided against federal and state deferred tax assets. In the fourth quarter of fiscal 2006, the Company evaluated the need for a full valuation allowance and concluded that a portion of the valuation allowance should be reduced. The Company determined that it is more likely than not that it will realize the benefit of a portion of these deferred tax assets. This was based primarily on the Company’s earnings history over the prior three years as well as expected future taxable income. In the fourth quarter of fiscal 2007, the Company updated its earnings history over the prior three years. In fiscal 2007 and fiscal 2006, included in the Company’s tax benefit was $1,227 and $47,195, respectively, resulting from the removal of a portion of the valuation allowance.

A valuation allowance has been recorded against $8,026 of deferred tax assets acquired in an acquisition in which a subsequent tax benefit when recognized will be allocated to reduce goodwill or other noncurrent intangible assets. The valuation allowance increased by approximately $6,036 during fiscal 2007.

In fiscal 2007 and fiscal 2006, there was an excess tax benefit generated from stock-based compensation under FAS 123(R) that was utilized to offset taxable income. The tax benefit from this deduction increased additional paid-in capital by $4,537 and $2,679, respectively rather than offsetting tax expense. With respect to net operating loss carryforwards and current year excess tax benefits under FAS 123(R), the Company has elected to track the use of net operating losses as they are tracked under tax law.

As of December 29, 2007, the Company had available federal net operating loss carryforwards of approximately $444,138 which expire in the years 2009 through 2027. As of December 29, 2007, the Company had

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

available state net operating loss carryforwards of approximately $204,560 which expire in the years 2010 through 2027 and an immaterial amount of foreign net reporting losses that either begin expiring in 2021 or have no expiration date. The Company will continue to monitor all available evidence related to its ability to utilize these tax attributes. Approximately $21,593 of the federal net operating loss carryforwards relate to deductions generated by stock-based compensation and the tax benefit of these deductions when realized will increase equity.

As defined by Section 382 of the Internal Revenue Code (“Section 382”), generally, upon a change of control, a company is subject to limitations on its ability to use its pre-change of control net operating losses and certain built-in losses and deductions to offset taxable income in future years. This limitation also applies to subsidiaries’ net operating losses acquired as a result of an acquisition. The amount of pre-change of control net operating losses that can be utilized in any post-change of control tax year is limited to the product of the value of the company immediately before the change of control, multiplied by the long-term tax-exempt interest rate that is published by the Internal Revenue Service, in effect at the time the change of control occurs (“Section 382 Limitation”). Any portion of these limited net operating losses not used in a particular year may be carried to subsequent years until such time as another change of control occurs or the net operating losses expire unused (based on the original expiration date). There is no limitation, under Section 382, on the use of post-change of control net operating losses unless another change of control occurs at which point the pre-change of control Section 382 Limitation amount would either remain the same, or be reduced if the company’s value had declined since the previous change of control. The Company has in previous years incurred a change of control as well as acquired net operating losses in subsidiary acquisitions. The Company has federal net operating losses of approximately $231,469 which will expire as a result of the Section 382 Limitation regardless of the amount of future taxable income and thus has a full valuation allowance recorded against this deferred tax asset.

The differences between the statutory federal income tax rate and the effective income tax rate are provided in the following reconciliation:

	Fiscal Year Ended
	December 31,	December 30,	December 29,
	2005	2006	2007

Statutory federal income tax rate	34.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
Valuation allowance	(34.0)%	(427.5)%	(10.0)%
State taxes	10.0%	(14.3)%	(26.3)%
Effect of federal rate change	0.0%	(46.5)%	0.0%
Other	0.6%	2.7%	(1.7)%

Effective income tax rate	10.6%	(450.6)%	(3.0)%

The Company and its subsidiaries are subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions. Significant judgment is required in evaluating its tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite the Company’s belief that its tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of tax audit. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. The Company adopted the provisions of FIN 48 on December 31, 2006, the first day of fiscal 2007. The impact of the adoption did not increase or decrease the

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

Company’s liability for unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2006	$437
Increases for tax positions related to prior years	281
Increases for tax positions related to current year	351
Decreases for tax positions related to prior years	(28)
Decreases as a result of a lapse of the statute of limitations	(27)

Balance at December 29, 2007	$1,014

As of December 29, 2007, changes to the Company’s tax contingencies that are reasonably possible in the next 12 months are not material. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate were $437 as of December 31, 2006 and $1,014 as of December 29, 2007. Unrecognized tax benefits related to the opening balance sheet of the acquired company was immaterial Further, the Company’s tax liability for periods prior to the acquisition is covered by an indemnity from the sellers.

The Company’s policy is to include interest and penalties related to the Company’s tax contingencies in income tax expense. The total amount of interest and penalties related to uncertain tax positions and recognized in the statement of earnings for fiscal 2007 was $44. The total amount of interest and penalties related to uncertain tax positions and recognized in the balance sheet as of December 29, 2007 was $70.

The Company is not currently undergoing any income tax audits nor has it been notified of any pending audits. For U.S. federal income taxes, the statute of limitations has expired through fiscal year 2003. The Internal Revenue Service can not assess additional taxes for closed years, but can adjust the net operating loss carryforward generated in those closed years until the statute of limitations for the year the net operating loss is utilized has expired.

The Company does not provide for U.S. taxes on undistributed earnings of foreign subsidiaries since the Company intends to invest such undistributed earnings indefinitely outside of the U.S. If such amounts were repatriated, the amount of U.S. income taxes would be immaterial.

NOTE 12 —	EARNINGS PER SHARE

Basic earnings per share for all periods has been computed in accordance with SFAS 128, “Earnings per Share.” Basic and diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the fiscal year.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

The amounts used in calculating income per share data are as follows:

	Fiscal Year Ended
	December 31,	December 30,	December 29,
	2005	2006	2007

Net income for basic earnings per share	$2,699	$53,701	$3,039
Effect of convertible notes	—	2,008	—

Net income as adjusted for diluted earnings per share	$2,699	$55,709	$3,039

Weighted average shares outstanding — basic	43,216	45,174	46,433

Earnings per common share — basic	$0.06	$1.19	$0.07

Dilutive effect of stock units and awards	39	165	552
Dilutive effect of stock options and warrants	2,066	2,056	1,754
Dilutive effect of convertible notes	—	3,229	—

Weighted average shares outstanding — diluted	45,321	50,624	48,739

Earnings per common share — diluted	$0.06	$1.10	$0.06

The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on net income per share would have been anti-dilutive:

	Fiscal Year Ended
	December 31,	December 30,	December 29,
	2005	2006	2007

Stock units and awards	—	17	20
Stock options and warrants	492	689	4
Convertible notes	3,229	—	5,715

	3,721	706	5,739

NOTE 13 —	MAJOR SUPPLIERS/ECONOMIC DEPENDENCY

The Company purchased inventory from two suppliers amounting to $44,201 or 18.0% and $31,288 or 12.7% of total inventory purchased during fiscal 2007, and from one supplier amounting to $81,331 or 28.6% of total inventory purchased during fiscal 2006 and $90,076 or 40.0% of total inventory purchased during fiscal 2005.

For fiscal 2007, sales to customers through one of the Company’s partner’s e-commerce businesses accounted for 13.2% of its revenue, sales through another one of the Company’s partner’s e-commerce businesses accounted for 11.9% of the Company’s revenue, and sales through the Company’s top five partner’s e-commerce businesses accounted for 45.3% of the Company’s revenue.

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

No other supplier amounted to more than 10% of total inventory purchased for any period presented, nor did any one customer account for more than 10% of net revenues for any period presented.

NOTE 14 —	SEGMENT INFORMATION

The Company has one reportable segment: e-commerce solutions. The Company provides services for e-commerce, multichannel retailing and interactive marketing to large, business-to-consumer enterprises. For e-commerce and multichannel retailing, the Company delivers customized solutions to partners through an integrated e-commerce platform, which is comprised of three components: technology, fulfillment and customer care. The Company offers each of the platform’s components on a modular basis, or as part of an integrated, end-to-end solution. For interactive marketing, the Company offers a full suite of online marketing, advertising, e-mail and design services. Substantially all of the Company’s net revenues, operating results, and assets are in the United States.

To date, the Company has viewed its operations and managed its business as one reportable segment with two product groups and one service group: product sales of sporting goods, other product sales, and service fees. The Company evaluates these product offerings based on their respective gross margins. The following table represents net sales attributable to the Company’s product and service groups:

	Fiscal Year Ended
	December 31,	December 30,	December 29,
	2005	2006	2007

Product groupings:
Product sales from sporting goods	$212,932	$314,696	$384,511
Other product sales	142,442	146,487	127,683
Service fees	85,018	148,370	237,763

Total net revenues	$440,392	$609,553	$749,957

NOTE 15 —	RELATED PARTY TRANSACTIONS

As of March 3, 2008, Liberty Media Corporation, through its subsidiary QVC, Inc., and QVC’s affiliate QK Holdings, Inc., beneficially owned approximately 19.7% of the Company’s outstanding common stock. On June 15, 2006, QK Holdings, Inc. exercised its warrant to purchase 300 shares of the Company’s common stock at an exercise price of $6.00 per share. The Company received $1,800 in proceeds from the exercise of the warrants. On April 13, 2007 the Company entered into an E-Commerce Distribution Agreement with QVC, Inc. (the “New QVC Agreement”) that replaced its existing agreement with iQVC, a division of QVC (the “Old QVC Agreement”), under which the Company provided technology, procurement and fulfillment services for QVC, including selling sporting goods, recreational and/or fitness related equipment and related products, apparel and footwear to QVC for resale through the QVC Web site. Under the New QVC Agreement the Company provides procurement and fulfillment services for QVC, including selling sporting goods, recreational and/or fitness related equipment and related products, apparel and footwear to QVC for resale through the QVC Web site. The terms of these sales are comparable to those with other similar partners.

On May 11, 2007, the Company entered into an agreement with QVC, Inc. (the “QVC NFL Agreement”), pursuant to which GSI makes NFL licensed merchandise available to QVC for QVC to sell both on its website and on live direct response television programs. GSI will be the exclusive provider of NFL licensed merchandise to QVC, subject to limited exceptions, and the GSI fulfillment network will fulfill product orders received from QVC’s website and the QVC live direct response programs.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

The Company recognized net revenues of $7,809 during fiscal 2007 and $843 during fiscal 2006 on sales to QVC under these agreements.

As of March 3, 2008, SOFTBANK Capital Partners LLC and its affiliates collectively own approximately 17.4% of the Company’s outstanding common stock. Ronald D. Fisher, one of the Company’s directors, is vice-chairman of SOFTBANK Holdings Inc. and SOFTBANK Corp. and a managing general partner of SOFTBANK Capital Partners LP, which are affiliates of SOFTBANK Capital Partners LLC. Prior to July 2007, GSI owned approximately 11.5% the outstanding capital stock of Odimo, Inc. and prior to February 2007, SOFTBANK Capital Partners LLC and its affiliates collectively owned approximately 16.1% of the outstanding common stock of Odimo. At December 29, 2007, the Company owned 31 shares, or less than 1% of Odimo, and SOFTBANK Capital Partners LLC did not own any shares of Odimo.

On July 5, 2007 the Company entered into a Learning Management System Agreement (the “License Agreement”) with LRN Corporation (“LRN”). Affiliates of SOFTBANK Capital Partners LLC are investors in LRN. Under the License Agreement, LRN will provide the Company with software, content and integration services for online legal compliance training for a period of three years. The Company believes the terms of the License Agreement are comparable to the terms available to it from other third-party providers of these services. The Company will pay LRN approximately $200 during the license period.

In exchange for Rustic Canyon Partners forfeiting its right to designate one member to the Company’s board of directors on June 25, 2004, the Company’s board of directors approved the issuance to Rustic Canyon Partners of a warrant to purchase 13 shares of its common stock. On June 2, 2006, Rustic Canyon exercised its warrant to purchase 13 shares at an exercise price of $9.31. In lieu of paying the exercise price in cash, Rustic Canyon Partners elected to exercise the warrant on a net settlement basis. Accordingly, the Company released 5 shares to Rustic Canyon Partners. Mark S. Menell, one of the Company’s directors, is a partner of Rustic Canyon Partners.

The Company entered into an agreement as of December 20, 2005 with Interactive Commerce Partners LLC, or ICP, for certain financial advisory services in connection with the Company’s evaluation of two proposed transactions: a proposed acquisition and a proposed strategic relationship. M. Jeffrey Branman, one of the Company’s directors, was President and owner of ICP. Under the agreement, the Company agreed to pay ICP $450 upon the successful consummation of the proposed acquisition and $50 upon the successful consummation of the proposed strategic relationship. On February 3, 2006, the Company agreed to pay ICP $350 in connection with the proposed acquisition, which it chose not to pursue. ICP also earned $50 upon the successful completion of the strategic relationship in the first quarter of fiscal 2006.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

NOTE 16 —	QUARTERLY RESULTS (UNAUDITED)

The following tables contain selected unaudited Statement of Operations information for each quarter of fiscal 2006 and 2007. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	For the Fiscal Year Ended December 30, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenues	$114,243	$119,628	$118,475	$257,207
Gross profit	$47,177	$46,592	$57,664	$126,868
Net income (loss)	$(4,371)	$(3,581)	$(6,215)	$67,868
Income (loss) per share — basic(1)	$(0.10)	$(0.08)	$(0.14)	$1.49
Income (loss) per share — diluted(1)	$(0.10)	$(0.08)	$(0.14)	$1.33
Weighted average shares outstanding — basic	44,680	44,993	45,344	45,679
Weighted average shares outstanding — diluted	44,680	44,993	45,344	51,285

(1)	The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

During the fourth quarter of fiscal 2006, the Company recorded an income tax benefit of $43,728 from the reduction of a valuation allowance for deferred tax assets

	For the Fiscal Year Ended December 29, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenues	$146,283	$131,264	$137,285	$335,125
Gross profit	$69,481	$65,482	$72,027	$186,426
Net income (loss)	$(2,345)	$(5,033)	$(6,086)	$16,503
Income (loss) per share — basic(1)	$(0.05)	$(0.11)	$(0.13)	$0.35
Income (loss) per share — diluted(1)	$(0.05)	$(0.11)	$(0.13)	$0.30
Weighted average shares outstanding — basic	45,999	46,391	46,567	46,774
Weighted average shares outstanding — diluted	45,999	46,391	46,567	57,432

(1)	The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

NOTE 17 —	SUBSEQUENT EVENTS

On February 13, 2008, the Company completed the acquisition of e-Dialog, Inc. (“e-Dialog”) pursuant to the terms of an Agreement and Plan of Merger dated January 23, 2008 (“Agreement”). e-Dialog is a provider of advanced e-mail marketing services and solutions to more than 100 blue-chip companies in the U.S. and Europe. The Company believes the acquisition will significantly expand the breadth and depth of its interactive marketing services capabilities, its reach into existing and new vertical markets, and its growing European presence. The Company also believes that e-Dialog will benefit from its large scale and market-leading position in e-commerce and multichannel services. As consideration for the acquisition of e-Dialog, the Company paid $147,700 in cash, of which $17,500 will be held in escrow for a period of 15 months. In addition, the Company will be obligated to make

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

an additional cash payment of $750 in fiscal 2009 if e-Dialog achieves minimum net revenue targets in fiscal 2008. In connection with the acquisition, the Company issued restricted stock units and restricted stock awards with an aggregate value of approximately $9,300 to employees of e-Dialog based on the market price of the Company’s stock on the grant date. Recipients are required to remain employed for specified periods of time subsequent to the acquisition in order to vest in the stock units. The $9,300 will be recognized as compensation cost, net of estimated forfeitures, over the required service period. The acquisition was financed by the Company in part from its proceeds from the issuance of its 2.5% subordinated convertible notes due 2027, and in part from its working capital.

The Company will account for the acquisition using the purchase method of accounting in accordance with SFAS 141. The total preliminary purchase price is $149,200, including the Company’s estimated acquisition related transaction costs of approximately $1,500. Acquisition related transaction costs include advisory, legal and other external costs directly related to the merger. Under the purchase method, assets acquired and liabilities assumed from e-Dialog will be recorded at their fair values as of the acquisition date. Any excess of the purchase price over the fair values of the net assets acquired will be recorded as goodwill. The table below presents preliminary estimated fair values which do not reflect the final allocation of the excess of the purchase price over the net book value of the net assets of e-Dialog, as the process to assign a fair value to the various tangible and intangible assets acquired, including goodwill, has only just commenced. Final adjustments could result in a materially different allocation of the purchase price, which will affect the value assigned to the tangible or intangible assets and amount of depreciation and amortization expense recorded in the Company’s Statements of Operations.

The following table summarized the preliminary estimated fair values of the e-Dialog assets acquired and liabilities assumed, including cash acquired, as of the acquisition date:

Total current assets	$12,131
Property, plant and equipment	3,444
Excess purchase price over fair value of net assets acquired	137,559
Other assets	775

Total assets acquired	153,909
Total current liabilities	(4,468)
Total non-current liabilities	(241)

Total liabilities assumed	(4,709)

Net assets acquired	$149,200

* * * * * *