Form 10-Q
period 2008-03-29
GSI COMMERCE INC
filed 2008-05-08
CIK 828750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
There were 47,340,640 shares of the registrant’s Common Stock outstanding as of the close of business on May 2, 2008.

GSI COMMERCE, INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 29, 2008
Our fiscal year ends on the Saturday nearest to the last day of December. Accordingly, references to fiscal 2003, fiscal 2004, fiscal 2005, fiscal 2006, fiscal 2007 and fiscal 2008 refer to the years ended January 3, 2004, January 1, 2005, December 31, 2005, December 30, 2006, December 29, 2007 and the year ending January 3, 2009.
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

PART I
ITEM 1: FINANCIAL STATEMENTS
GSI COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	December 29,	March 29,
	2007	2008
ASSETS
Current assets:
Cash and cash equivalents	$231,511	$42,750
Accounts receivable, net of allowance of $1,833 and $1,795	64,285	53,484
Inventory	47,293	46,054
Deferred tax assets	14,114	14,114
Prepaid expenses and other current assets	12,459	11,959

Total current assets	369,662	168,361

Property and equipment, net	156,774	167,012
Goodwill	82,757	221,425
Intangible assets, net of accumulated amortization of $4,972 and $6,857	16,476	14,456
Equity investments	6,202	6,508
Long-term deferred tax assets	45,234	54,879
Other assets, net of accumulated amortization of $14,545 and $15,302	16,535	15,017

Total assets	$693,640	$647,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,667	$49,385
Accrued expenses	98,179	75,095
Deferred revenue	17,588	22,109
Current portion of long-term debt	2,406	2,823

Total current liabilities	203,840	149,412

Convertible notes	207,500	207,500
Long-term debt	27,245	41,966
Deferred revenue and other long-term liabilities	5,634	5,350

Total liabilities	444,219	404,228

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding as of December 29, 2007 and March 29, 2008	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 46,847,919 and 47,328,556 shares issued as of December 29, 2007 and March 29, 2008 respectively; 46,847,716 and 47,328,353 shares outstanding as of December 29, 2007 and March 29, 2008, respectively	468	473
Additional paid in capital	366,400	369,923
Accumulated other comprehensive loss	(156)	(110)
Accumulated deficit	(117,291)	(126,856)

Total stockholders’ equity	249,421	243,430

Total liabilities and stockholders’ equity	$693,640	$647,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,	March 29,
	2007	2008

Revenues:
Net revenues from product sales	$108,750	$123,120
Service fee revenues	37,533	72,423

Net revenues	146,283	195,543

Costs and expenses:
Cost of revenues from product sales	76,802	85,417
Sales and marketing, inclusive of $557 and $1,134 of stock-based compensation	44,174	75,986
Product development, inclusive of $288 and $426 of stock-based compensation	13,738	22,436
General and administrative, inclusive of $752 and $2,061 of stock-based compensation	9,411	15,724
Depreciation and amortization	6,924	13,809

Total costs and expenses	151,049	213,372

Loss from operations	(4,766)	(17,829)

Other (income) expense:
Interest expense	842	2,177
Interest income	(1,944)	(1,039)
Other expense, net	15	145

Total other (income) expense	(1,087)	1,283

Net loss before income taxes	(3,679)	(19,112)
Benefit for income taxes	(1,334)	(9,547)

Net loss	$(2,345)	$(9,565)

Basic and diluted loss per share	$(0.05)	$(0.20)

Weighted average shares outstanding — basic and diluted	45,999	46,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,	March 29,
	2007	2008
Cash Flows from Operating Activities:
Net loss	$(2,345)	$(9,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,522	11,910
Amortization	402	1,899
Stock-based compensation	1,597	3,621
Loss on disposal of equipment	46	—
Deferred income taxes	(1,402)	(9,547)
Changes in operating assets and liabilities:
Accounts receivable, net	12,393	18,750
Inventory	4,855	1,239
Prepaid expenses and other current assets	815	1,121
Other assets, net	303	1,777
Accounts payable and accrued expenses	(68,826)	(65,295)
Deferred revenue	1,567	3,640

Net cash used in operating activities	(44,073)	(40,450)

Cash Flows from Investing Activities:
Payments for acquisitions of businesses, net of cash acquired	—	(145,001)
Cash paid for property and equipment, including internal use software	(9,556)	(17,482)
Purchases of marketable securities	(56,279)	—
Sales of marketable securities	60,950	—

Net cash used in investing activities	(4,885)	(162,483)

Cash Flows from Financing Activities:
Borrowings on revolving credit loan	—	15,000
Debt issuance costs paid	—	(454)
Repayments of capital lease obligations	(123)	(468)
Repayments of mortgage note	(47)	(68)
Proceeds from exercise of common stock options	3,402	158

Net cash provided by financing activities	3,232	14,168

Effect of exchange rate changes on cash and cash equivalents	15	4

Net decrease in cash and cash equivalents	(45,711)	(188,761)
Cash and cash equivalents, beginning of period	71,382	231,511

Cash and cash equivalents, end of period	$25,671	$42,750

Supplemental Cash Flow Information
Cash paid during the period for interest	$295	$782
Cash paid during the period for income taxes	564	357
Noncash Investing and Financing Activities:
Accrual for purchases of property and equipment	1,077	3,401
Equipment financed under capital lease	7,964	—
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
This quarterly report should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007, filed with the Securities and Exchange Commission (“SEC”) on March 13, 2008.
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
Reclassifications: As a result of the Accretive Commerce, Inc. acquisition disclosed in Note 6, Acquisitions, amortization of $402 has been reclassified from depreciation to a separate line item for amortization on the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 to conform to the current presentation.
Other Assets, Net: Other assets, net consists primarily of the debt issuance costs related to the June 2005 and July 2007 subordinated convertible debt offerings, deferred partner revenue share charges and prepaid revenue share payments.
The debt issuance costs related to the June 2005 and July 2007 offerings of $207,500 aggregate subordinated convertible notes had a cost of $7,672 and a net book value of $5,660 as of March 29, 2008, and a cost of $7,631 and a net book value of $5,933 as of December 29, 2007. The issuance costs are being amortized using the straight-line method which approximates the effective interest method and the weighted average amortization period is 5.4 years. Total amortization related to the issuance costs, which is reflected as a portion of interest expense, was $314 for three-month period ended March 29, 2008 and $130 for the three-month period ended March 31, 2007.
Deferred partner revenue share charges, resulting from one partner’s exercise of a right to receive 1,600 shares of the Company’s common stock in lieu of future cash partner revenue share payments, were $3,084 as of March 29, 2008 and $3,337 as of December 29, 2007. As a result of certain revenue thresholds being achieved in the third quarter of fiscal 2006, the remaining partner revenue share charges related to the exercise of common stock are being amortized on a straight-line basis over the remaining term of the contract. Stock-based compensation expense related to the amortization of deferred partner revenue share charges was $253 for both the three-month period ended March 29, 2008 and the three-month period ended March 31, 2007, and is reflected within sales and marketing expense in the Condensed Consolidated Statements of Operations.
The total prepaid revenue share payments included in other assets were $1,667 as of March 29, 2008 and $1,771 as of December 29, 2007 and are being amortized on a straight-line basis over the remaining term of the contract within sales and marketing expense in the Condensed Consolidated Statements of Operations.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
Sales and Marketing: Sales and marketing expenses include fulfillment costs, customer care costs, credit card fees, partner revenue share charges, net advertising and promotional expenses incurred by the Company in operating its partners’ e-commerce businesses, and payroll related to the buying, business management and marketing functions of its company. Partner revenue share charges are payments made to the Company’s partners in exchange for the use of their brand names, logos, the promotion of its partners’ URLs, Web stores and toll-free telephone numbers in partners’ marketing and communications materials, the implementation of programs to provide incentives to customers to shop through the e-commerce businesses that the Company operates for its partners and other programs and services provided to the customers of the e-commerce businesses that the Company operates for its partners, net of amounts reimbursed to the Company by its partners. Partner revenue share charges were $9,406 for the three-month period ended March 29, 2008, and $6,130 for the three-month period ended March 31, 2007.
Shipping and Handling Costs: The Company defines shipping and handling costs as only those costs incurred for a third-party shipper to transport products to the customer and these costs are included in cost of revenues from product sales to the extent of shipping revenue. In some instances, shipping and handling costs exceed shipping charges to the customer and are subsidized by the Company. Additionally, the Company selectively offers promotional free shipping whereby it ships merchandise to customers free of all shipping and handling charges. The cost of promotional free shipping and subsidized shipping and handling was $2,262 for the three-month period ended March 29, 2008, and $1,465 for the three-month period ended March 31, 2007 and is included in sales and marketing expenses in the Condensed Consolidated Statements of Operations.
Fulfillment Costs: The Company defines fulfillment costs as personnel, occupancy and other costs associated with its fulfillment centers, personnel and other costs associated with its logistical support and vendor operations departments and third-party warehouse and fulfillment services costs. Fulfillment costs were $23,940 for the three-month period ended March 29, 2008, and $11,171 for the three-month period ended March 31, 2007, and are included in sales and marketing expenses in the Condensed Consolidated Statements of Operations.
Advertising: The Company expenses the cost of advertising, which includes online marketing fees, media, agency and production expenses, in accordance with the American Institute of Certified Public Accountant’s Accounting Standards Executive Committee’s Statement of Position 93-7, “Reporting on Advertising Costs” (“SOP 93-7”). Advertising production costs are expensed the first time the advertisement runs. Online marketing fees and media (television, radio and print) placement costs are expensed in the month the advertising appears. Agency fees are expensed as incurred. Advertising and promotional expenses are net of amounts reimbursed to the Company by its partners. Advertising costs were $4,368 for the three-month period ended March 29, 2008, and $3,843 for the three-month period ended March 31, 2007, and are included in sales and marketing expenses in the Condensed Consolidated Statements of Operations.
Catalog Costs: Direct response advertising consists primarily of creative design, paper, printing, postage and mailing costs, which are capitalized and amortized over the expected future revenue stream, which is generally a period not exceeding six months. The Company accounts for catalog costs in accordance with SOP 93-7, which requires that the amortization of capitalized advertising costs be based upon the ratio of actual revenues to the total of actual and estimated future revenues on an individual catalog basis. Deferred catalog costs included in prepaid expenses and other current assets were $89 as of March 29, 2008 and $604 as of December 29, 2007. Catalog costs were $1,059 for the three-month period ended March 29, 2008, and $832 for the three-month period ended March 31, 2007, and are reflected in sales and marketing expenses in the Condensed Consolidated Statements of Operations.
Income Taxes: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes” (“SFAS 109”). In accordance with SFAS 109, the Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, is reflected in the condensed consolidated financial statements in the period of enactment. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. At March 29, 2008 and December 29, 2007, the Company’s deferred tax assets, net of deferred tax liabilities and valuation allowances, were $68,993 and $59,348, respectively.

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
New Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, at least annually, until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and the Company adopted SFAS 157 for financial assets and liabilities on the first day of its fiscal 2008, with no material impact to its condensed consolidated financial statements. The Company is currently evaluating the impact with respect to its non-financial assets and liabilities. For additional information regarding the Company’s adoption of SFAS 157, see Note 3, Fair Value of Financial Instruments.
In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company opted not to electively adopt the provisions of SFAS 159 for its condensed consolidated financial statements.
In December 2007, the FASB issued SFAS 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for an acquirer in a business combination on recognizing and measuring the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the entity acquired in its financial statements. In addition, SFAS 141(R) provides guidance on the recognition and measurement of goodwill acquired in the business combination or a gain from a bargain purchase as well as what information to disclose to enable users of the financial statements to evaluate the nature and financial impact of the business combination. SFAS 141(R) also requires recognition of assets and liabilities of noncontrolling interests acquired, fair value measurement of consideration and contingent consideration, expense recognition for transaction costs and certain integration costs, recognition of the fair value of contingencies, and adjustments to income tax expense for changes in an acquirer’s existing valuation allowances or uncertain tax positions that result from the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and shall be applied prospectively. The Company is currently evaluating the impact, if any, the adoption of this statement will have on its financial condition, results of operations or cash flows.
In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes principles and requirements of treatment for the portion of equity in a subsidiary that is not attributable directly or indirectly to a parent. This is commonly known as a minority interest. The objective of SFAS 160 is to improve relevance, comparability, and transparency concerning ownership interests in subsidiaries held by parties other than the parent by providing disclosures that clearly identify between interests of the parent and interest of the noncontrolling owners and the related impacts on the consolidated statement of income and the consolidated statement of financial position. SFAS 160 also provides guidance on disclosures related to changes in the parent’s ownership interest and deconsolidation of a subsidiary. The provisions of SFAS 160 apply prospectively with presentation and disclosure requirements applied retrospectively to all periods presented. The Standard is effective for annual reporting periods beginning after December 15, 2008. The Company is currently evaluating the impact, if any, the adoption of this statement will have on the Company’s financial condition or results of operations.
In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial statements. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that SFAS 161 will have on its condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
Proposed Accounting Pronouncement: In August 2007, the FASB issued Proposed FASB Staff Position (“FSP”) APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-a”). FSP APB 14-a would require the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The Company’s $207,500 of subordinated convertible notes would be subject to the provisions of this proposal because under the notes the Company has the ability to elect cash settlement upon conversion for the principle portion of the notes. The debt would be recognized at the present value of the Company’s cash flows discounted using its nonconvertible debt borrowing rate. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The proposed FSP would also require an accretion of the resultant debt discount over the expected life of the debt. The proposed transition guidance requires retrospective application to all periods presented and does not grandfather existing instruments. In March 2008, the FASB re-considered the guidance in the FSP and it is anticipated that the final FSP will be issued in the second calendar quarter of 2008 and is expected to be effective for fiscal years beginning after December 15, 2008. The Company believes that if the FSP is issued as proposed, it would result in a material decrease to the Company’s liabilities and a material increase to the Company’s stockholders’ equity on the Consolidated Balance Sheets. It would also result in a material decrease to net income as a result of a material non-cash increase to interest expense to accrete the value of the debt from its fair value to its principle amount over the term of the subordinated convertible notes in the Condensed Consolidated Statements of Operations. These changes would not impact the Company’s cash flows from operating activities, investing activities or financing activities.
NOTE 3—FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company adopted SFAS 157 in the first quarter of 2008 for financial assets and liabilities. This standard defines fair value as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor.
Assets and liabilities measured at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:
Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Level 2 — Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.
Level 3 — Inputs are unobservable and reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in thousands):

Fair Value Measurements on March 29, 2008
Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)

Cash surrender value of life insurance policies(1)	$—	$848	$—

(1)	Amounts relate to the Company’s deferred compensation plan and are included in other assets, net on the Company’s Condensed Consolidated Balance Sheet.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE 4—PROPERTY AND EQUIPMENT
The major classes of property and equipment, at cost, as of March 29, 2008 and December 29, 2007 are as follows:

	December 29,	March 29,
	2007	2008
Computer hardware and software	$148,091	$159,572
Building and building improvements	44,213	44,644
Furniture, warehouse and office equipment, and other	38,916	40,075
Land	7,889	7,889
Leasehold improvements	4,200	4,442
Capitalized lease	17,403	17,985
Construction in progress	1,528	9,692

	262,240	284,299
Less: Accumulated depreciation	(105,466)	(117,287)

Property and equipment, net	$156,774	$167,012

The Company’s net book value in capital leases, which consist of warehouse equipment and computer hardware, was $15,983 as of March 29, 2008 and $16,095 as of December 29, 2007. Amortization of capital leases is included within depreciation and amortization expenses on the Condensed Consolidated Statements of Operations. Interest expense recorded on capital leases was $276 for the three months ended March 29, 2008 and $79 for the three months ended March 31, 2007.
NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the changes in the carrying amount of goodwill for each of the Company’s segments:

		Interactive
	E-Commerce	Marketing
	Services	Services	Consolidated
December 29, 2007	$82,757	$—	$82,757
Purchase price adjustments	1,127	—	1,127
e-Dialog acquisition	—	137,541	137,541

March 29, 2008	$83,884	$137,541	$221,425

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The Company’s intangible assets consisted of:

			Weighted-
	December 29,	March 29,	Average
	2007	2008	Life
Gross carrying value of intangible assets subject to amortization:
Customer contracts	$17,282	$17,147	1.9
Non-compete agreements	3,838	3,838	3.0
Other	328	328	1.5

	21,448	21,313	2.1
Accumulated amortization:
Customer contracts	(4,570)	(6,135)
Non-compete agreements	(320)	(640)
Other	(82)	(82)

	(4,972)	(6,857)
Net carrying value:
Customer contracts	12,712	11,012
Non-compete agreements	3,518	3,198
Other	246	246

	$16,476	$14,456

Amortization expense was $1,885 for the three months ended March 29, 2008 and $391 for the three months ended March 31, 2007. Estimated future amortization expense related to other intangible assets as of March 29, 2008 is as follows:

Fiscal 2008	$4,952
Fiscal 2009	4,174
Fiscal 2010	3,123
Fiscal 2011	1,578
Fiscal 2012	383

$14,210

NOTE 6—ACQUISITIONS
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

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
e-Dialog, Inc.
On February 13, 2008, the Company completed the acquisition of e-Dialog, Inc. (“e-Dialog”) pursuant to the terms of an Agreement and Plan of Merger dated January 23, 2008 (“Agreement”). e-Dialog is a provider of advanced e-mail marketing services and solutions to more than 100 companies in the U.S. and Europe. The Company believes the acquisition will expand the breadth and depth of its interactive marketing services capabilities, its reach into existing and new vertical markets, and its growing European presence. The Company also believes that e-Dialog will benefit from the Company’s large scale and market-leading position in e-commerce and multichannel services. As consideration for the acquisition of e-Dialog, the Company paid $147,673 in cash, of which $17,500 will be held in escrow for a period of 15 months. In addition, the Company will be obligated to make an additional cash payment of $750 in fiscal 2009 if e-Dialog achieves minimum net revenue targets in fiscal 2008. In connection with the acquisition, the Company issued 568 restricted stock units and restricted stock awards with an aggregate value of approximately $9,300 to employees of e-Dialog based on the market price of the Company’s stock on the grant date. Recipients are required to remain employed for specified periods of time subsequent to the acquisition in order to vest in the stock units. The $9,300 will be recognized as stock-based compensation cost, net of estimated forfeitures, over the required service period. The acquisition was financed by the Company in part from its proceeds from the issuance of its 2.5% subordinated convertible notes due 2027, and in part from its working capital.
In accordance with SFAS 141, the total preliminary purchase price is $149,364, including estimated acquisition-related transaction costs of approximately $1,691. Acquisition-related transaction costs include advisory, legal and other external costs directly related to the merger. e-Dialog’s results of operations are included in the Company’s Condensed Consolidated Statement of Operations beginning on February 13, 2008. The process of assigning a fair value to the various tangible and intangible assets acquired, including goodwill, has only just commenced. The Company’s estimates and assumptions used for the preliminary allocation of the purchase price are subject to change. The excess purchase price over the book value of the net assets acquired has been recorded to goodwill. Final adjustments are expected to result in a materially different allocation of the purchase price, which will affect the value assigned to the tangible and/or intangible assets and amount of depreciation and amortization expense recorded in the Company’s Condensed Consolidated Statements of Operations.
The following table summarizes the preliminary estimated fair values of the e-Dialog assets acquired and liabilities assumed, including cash acquired, as of the acquisition date:

Total current assets	$13,731
Property, plant and equipment	4,050
Goodwill	137,541

Total assets acquired	155,322
Total current liabilities	(5,883)
Total non-current liabilities	(75)

Total liabilities assumed	(5,958)

Net assets acquired	$149,364

Pro Forma Financial Information
The financial information in the table below summarizes the combined results of operations of the Company and e-Dialog on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had actually taken place at the beginning of each of the periods presented and is not intended to be a projection of future results or trends. The pro forma financial information for all periods presented includes pro forma adjustments, net of any applicable tax for a reduction to interest income on the Company’s cash and cash equivalents used to fund the acquisition. Final adjustments to the purchase accounting discussed above could result in a material charge to the pro forma results.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,	March 29,
	2007	2008
Net revenues	$154,103	$200,514
Net loss	$(2,694)	$(9,607)

Basic and diluted loss per share:	$(0.06)	$(0.20)
Zendor.com Ltd.
On December 14, 2007, the Company completed the acquisition of Zendor.com Ltd. (“Zendor”) pursuant to the terms of an Agreement and Plan of Merger dated November 30, 2007 (“Zendor Agreement”). Zendor is a United Kingdom-based provider of fulfillment, customer care and e-commerce solutions. The Company believes the acquisition establishes it as an end-to-end e-commerce solution provider capable of delivering integrated, multichannel e-commerce solutions to both the U.K. and global retailers and brands. As consideration for the acquisition of Zendor, the Company paid approximately $10,097 in cash, including estimated acquisition-related transaction costs of approximately $1,400. Acquisition-related transaction costs include advisory, legal and other external costs directly related to the merger. Included in the acquisition cost is $833 paid to Zendor in the first quarter of fiscal 2008 representing the excess value of Zendor’s net assets on the acquisition date over a targeted threshold, as defined in the Zendor Agreement. Zendor’s results of operations are included in the Company’s results of operations beginning on the acquisition date of December 14, 2007. The acquisition was funded by the Company from its working capital.
In accordance with SFAS 141, the preliminary allocation of the purchase price over the estimated fair value of the tangible and identifiable intangible assets acquired resulted in $4,005 recorded as goodwill. Pro forma disclosures related to this acquisition are not included as the acquisition is not material. The preliminary allocation of the purchase price was based upon a preliminary valuation and the Company’s estimates and assumptions are subject to change. The areas of the purchase price that are not yet finalized relate primarily to intangible assets, goodwill and deferred income tax assets, as the Company’s valuation of Zendor’s net assets is not complete. Final adjustments could result in a materially different allocation of the purchase price, which will affect the value assigned to tangible and/or intangible assets acquired from Zendor. The following table summarizes the preliminary estimated fair values of the Zendor assets acquired and liabilities assumed, including cash acquired, as of the acquisition date:

Total current assets	$9,830
Property, plant and equipment	3,089
Goodwill	4,005

Total assets acquired	16,924

Total liabilities assumed	(6,827)

Net assets acquired	$10,097

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

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
In accordance with SFAS 141, the total preliminary purchase price is $98,600, including estimated acquisition-related transaction costs of approximately $1,100. Acquisition-related transaction costs include advisory, legal and other external costs directly related to the merger. Accretive’s results of operations are included in the Company’s Condensed Consolidated Statement of Operations beginning on the acquisition date of September 10, 2007. The preliminary allocation of the purchase price was based upon a preliminary valuation and the Company’s estimates and assumptions are subject to change. The areas of the purchase price allocation that are not yet finalized relate primarily to pre-acquisition contingencies. Final adjustments could result in a materially different allocation of the purchase price, which will affect the value assigned to tangible and/or intangible assets acquired from Accretive. The following table summarizes the preliminary estimated fair values of the Accretive assets acquired and liabilities assumed, including cash acquired, as of the acquisition date:

Total current assets	$17,034
Property, plant and equipment	9,165
Identifiable intangible assets:
Customer contracts	15,008
Employee non-compete agreements	3,838
Goodwill	62,092
Other assets	8,424

Total assets acquired	115,561
Total current liabilities	(15,124)
Total non-current liabilities	(1,837)

Total liabilities assumed	(16,961)

Net assets acquired	$98,600

The majority of the Company’s total intangible assets are derived from the Accretive acquisition. See Note 5, Goodwill and Other Intangible Assets, for the weighted average amortization period of intangible assets.
In connection with the acquisition, the Company recorded exit cost liabilities of $6,100, which includes $3,100 of severance payments and related benefits for employees of Accretive terminated or notified of their pending termination and $3,000 of lease payments for certain facilities that have been exited or will be exited prior to the expiration of their leases. These amounts are included in the table above. These liabilities are subject to further adjustment based on finalization of these exit activities. Any adjustment to the exit liabilities within a one year period from the acquisition date will be recorded in purchase accounting and will impact the net assets acquired. The following table is a summary of activity related to accrued acquisition costs:

	December 29,			Other	March 29,
	2007	Additions	Payments	Adjustments	2008
Severance payments	$2,667	$—	$(306)	$—	$2,361
Lease payments	2,824	49	(74)	(2,263)	536

	$5,491	$49	$(380)	$(2,263)	$2,897

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE 7—LONG-TERM DEBT AND CREDIT FACILITY
The following table summarizes the Company’s long-term debt as of:

	December 29,	March 29,
	2007	2008

Convertible notes	$207,500	$207,500
Notes payable	12,858	12,791
Capital lease obligations	16,793	16,998
Credit facilities	—	15,000

	237,151	252,289
Less: Current portion of notes payable	(193)	(175)
Less: Current portion of capital lease obligations	(2,213)	(2,648)

	$234,745	$249,466

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
Note Payable
In fiscal 2004, a wholly-owned subsidiary of the Company entered into an agreement to purchase a new corporate headquarters in King of Prussia, Pennsylvania, together with an option to purchase an additional parcel of land. The purchase price for the building was $17,000. In connection with the purchase of the corporate headquarters, a wholly-owned subsidiary of the Company entered into a $13,000 mortgage note collateralized by a first lien on substantially all of the assets of that subsidiary. The mortgage note has a term of ten years and six months, and bears interest at 6.32% per annum. The Company, in accordance with the terms of the mortgage note, provided a letter of credit in the amount of $3,000 as additional security and in fiscal 2005 completed initial capital improvements to the building reducing the letter of credit to $1,000 in accordance with the terms of the mortgage note. In connection with the credit facility, described more fully below, the Company is required to pledge $1,000 of its cash equivalents as collateral for the letter of credit. This collateral is classified as restricted cash and included in other assets, net on the balance sheet as of December 29, 2007 and December 30, 2006. The letter of credit may be reduced further to $500 if the Company has positive income for fiscal years 2007 and 2008, respectively.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
Capital Lease Obligations
Certain of the Company’s warehouse equipment and computer hardware have been acquired under capital leases. The capital leases have maturity dates ranging from April 2008 to August 2014 and bear interest at rates ranging from 3.23% to 16.00% per annum. Capital lease obligations were as follows:

March 29,
2008

Gross capital lease obligations	$20,521
Less: imputed interest	(3,523)

Total present value of future minimum lease payments	16,998
Less: current portion	(2,648)

Long-term portion	$14,350

Credit Facilities
In fiscal 2006, the Company entered into a $5,000 one-year unsecured revolving credit facility with a bank. The credit facility provided for the issuance of up to $5,000 of letters of credit, which was included in the $5,000 available under the credit facility. In January 2008, this credit facility was replaced with a $2,000 credit facility with the same bank. The $2,000 credit facility is available only for the issuance of letters of credit. The Company had $1,267 of outstanding letters of credit under the credit facility as of March 29, 2008 and $179 of outstanding letters of credit under the credit facility as of December 29, 2007.
In January 2008, the Company entered into a $75,000 secured revolving credit facility that matures in January 2013 with a syndicate of banks. The $75,000 credit facility provides for the issuance of up to $20,000 of letters of credit, which is included in the $75,000 available under the credit facility. The credit facility is collateralized by substantially all of the Company’s assets. The Company may elect to have amounts outstanding under the credit facilities bear interest at either a LIBOR rate plus an applicable margin of 0.75% to 1.50%, the prime rate plus an applicable margin of 0.75% to 1.50%, or at the Federal Funds Open Rate plus 0.5%. The applicable margin is determined by the leverage ratio of funded debt to EBITDA, as defined in the credit facility. The credit facilities contain certain financial and negative covenants, which the Company was in compliance with as of March 29, 2008. The Company had $15,000 of outstanding borrowings under the credit facility as of March 29, 2008.
NOTE 8—COMMITMENTS AND CONTINGENCIES
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

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
Operating and Capital Commitments
The following summarizes the Company’s principal operating and capital commitments as of March 29, 2008:

	Payments due by fiscal year
	2008	2009	2010	2011	2012	Thereafter	Total

Operating lease obligations(1)	$11,113	$12,319	$10,022	$7,460	$6,922	$18,512	$66,348
Purchase obligations(1)	73,126	5,953	5,953	992	—	—	86,024
Advertising and media agreements(1)	194	17	—	—	—	—	211
Partner revenue share payments(1)	13,522	26,630	27,190	27,683	20,818	62,557	178,400
Debt interest(1)	7,013	6,774	5,755	5,024	5,012	15,897	45,475
Debt obligations	127	399	57,696	209	220	176,640	235,291
Capital lease obligations, including interest(2)	2,661	3,443	3,304	3,231	3,231	4,651	20,521

Total	$107,756	$55,535	$109,920	$44,599	$36,203	$278,257	$632,270

(1)	Not required to be recorded in the Condensed Consolidated Balance Sheet as of March 29, 2008 in accordance with accounting principles generally accepted in the United States of America.

(2)	Capital lease obligations, excluding interest, are recorded in the Condensed Consolidated Balance Sheets.
Approximately $1,103 of unrecognized tax benefits have been recorded as liabilities as of March 29, 2008, in accordance with FASB’s Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, and interpretation of FASB Statement 109” (“FIN 48”), and the Company is uncertain as to if or when such amounts may be settled; as a result, these obligations are not included in the table above.
NOTE 9—SHARE-BASED AWARDS
The Company currently maintains the 2005 Equity Incentive Plan (“the Plan”) which provides for the grant of equity to certain employees, directors and other persons. As of March 29, 2008, 858 shares of common stock were available for future grants under the Plan. On April 18, 2008 the Company’s Board of Directors approved, subject to stockholder approval at the Company’s 2008 Annual Meeting, a 2,250 share increase in the number of shares of common stock available for future grants under the Plan. The equity awards granted under the Plan generally vest at various times over periods ranging up to five years and have terms of up to ten years after the date of grant, unless the optionee’s service to the Company is interrupted or terminated. Stock appreciation rights (“SARs”) may be granted under the Plan either alone or in tandem with stock options. No SARs have been granted to date under the plan.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
Stock Options and Warrants
The following table summarizes the stock option activity for the three-month period ended March 29, 2008:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	(in thousands)	Price	Life (in years)	Value
Outstanding at December 29, 2007	4,163	$9.94
Granted	—	—
Exercised	(18)	$8.59
Forfeited/Cancelled	(3)	$9.35

Outstanding at March 29, 2008	4,142	$9.95	4.47	$16,029

Vested and expected to vest at March 29, 2008	4,133	$9.95	4.46	$16,004

Exercisable at March 29, 2008	4,090	$9.94	4.44	$15,884

The total intrinsic value of options exercised during the three months ended March 29, 2008 was $104 determined as of the date of exercise. Cash proceeds from options exercised during the three months ended March 29, 2008 was $158. The total stock-based compensation cost recognized for stock options for the three-month period ended March 29, 2008 was $57 and for the three-month period ended March 31, 2007 was $209.
No warrant activity took place for the three-month period ended March 29, 2008.
Restricted Stock Units
The Company also has issued restricted stock units to certain employees. The grant-date fair value of restricted stock units is based on the market price of the stock, and compensation cost is amortized to expense on a straight-line basis over the vesting period during which employees perform services.
The following summarizes the restricted stock unit activity for the three-month period ended March 29, 2008:

		Weighted
	Number of	Average
	Shares	Grant Date
	(in thousands)	Fair Value
Nonvested shares at December 29, 2007	1,870	$23.40
Granted	2,153	$14.10
Vested	(475)	$12.59
Forfeited/Cancelled	(63)	$19.44

Nonvested shares at March 29, 2008	3,485	$23.63

The total intrinsic value of restricted stock units vested during the three months ended March 29, 2008 was $5,976 determined based on the grant date fair value. The total stock-based compensation cost recognized for restricted stock units for the three months ended March 29, 2008 was $3,039 and for the three-month period ended March 31, 2007 was $1,123.

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
During the three months ended March 29, 2008, the Company granted 301 restricted stock awards. The weighted average fair value of the restricted stock awards granted during the three-month period ended March 29, 2008 was $16.47. No restricted stock awards vested during the three months ended March 29, 2008. The total stock-based compensation cost recognized for restricted stock awards for three-month period ended March 29, 2008 was $272 and for the three-month period ended March 31, 2007 was $12.
NOTE 10—INCOME TAXES
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
The Company’s tax provision for the three months ended March 29, 2008 was determined using an estimate of its annual effective tax rate which is 55.3% for fiscal 2008 plus any discrete items that effect taxes that occur during the quarter. The effective tax rate is higher than the 35% federal statutory tax rate primarily due to state income taxes and the differences between pre-tax income and loss at subsidiaries and consolidated pre-tax book loss. FIN 18, “Accounting for Income Taxes in Interim Periods,” provides that if in a separate jurisdiction, the Company anticipates an ordinary loss for the year in which a tax benefit cannot be recognized in accordance with SFAS 109, the Company should exclude the ordinary loss in that jurisdiction and the related tax benefit from the computation of the estimated annual effective tax rate. Approximately, $6,000 in losses from international operations yielded no tax benefit and were removed from the calculation of the annual effective tax rate.
The total amount of liabilities, interest and penalties related to uncertain tax positions and recognized in the balance sheet as of March 29, 2008 was $1,120. During the first quarter of 2008, the Company recorded an $89 increase in liabilities, including interest and penalties for uncertain tax positions that were recorded as income tax expense.
NOTE 11—LOSS PER SHARE
Basic net loss per share for all periods has been computed in accordance with SFAS 128, “Earnings per Share.” Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the fiscal year.
The amounts used in calculating loss per share data are as follows:

	Three Months Ended
	March 31,	March 29,
	2007	2008

Net loss for basic and diluted earnings per share	$(2,345)	$(9,565)

Weighted average shares outstanding — basic and diluted	45,999	46,924

Net loss per common share — basic and diluted	$(0.05)	$(0.20)

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on net loss per share would have been anti-dilutive:

	Three Months Ended
	March 31,	March 29,
	2007	2008
Stock units and awards	1,724	3,791
Stock options and warrants	4,922	4,372
Convertible notes	3,229	8,229

	9,875	16,392

The potential number of common shares and dilution from the Company’s Series A Junior Participating Preferred Stock from its Stockholders Right Plan cannot be determined because these shares are not exercisable unless certain future contingent events occur.
NOTE 12—COMPREHENSIVE LOSS

	Three Months Ended
	March 31,	March 29,
	2007	2008

Net loss	$(2,345)	$(9,565)
Other comprehensive income:
Net unrealized gain on available-for-sale securities, net of tax	67	—
Cumulative translation adjustment, net of tax	2	46

Other comprehensive income	69	46

Comprehensive loss	$(2,276)	$(9,519)

NOTE 13—MAJOR SUPPLIERS/ECONOMIC DEPENDENCY
The Company purchased inventory from two suppliers amounting to $9,540 or 17.1% and $8,525 or 15.3% of total inventory purchased during the three-month period ended March 29, 2008.
The Company purchased inventory from one supplier amounting to $14,273 or 25.4% of total inventory purchased during the three-month period ended March 31, 2007.
No customer accounted for more than 10% of net revenues for any period presented.
NOTE 14—SEGMENT INFORMATION
As of the end of fiscal 2007, the Company had one reportable segment: e-commerce services. Due to the acquisition of e-Dialog in February 2008, the Company evaluated the impact on segment reporting and determined that its business now consists of two reportable segments: e-commerce services and interactive marketing services. The revised segment reporting is reflected for all periods presented, and prior period information is presented in a manner that is consistent with the revised segment reporting.
For e-commerce services, the Company delivers customized solutions to its partners through an integrated platform which is comprised of three components: technology, fulfillment and customer care. The Company offers each of the platform’s components on a modular basis, or as part of an integrated, end-to-end solution. For interactive marketing services, the Company offers a full suite of online marketing, advertising, e-mail and design services.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The Company manages its segments based on an internal management reporting process that provides segment revenue and segment operating income before depreciation, amortization and stock-based compensation expense for determining financial decisions and allocating resources. The Company believes that segment operating income before depreciation, amortization and stock-based compensation expense is an appropriate measure of evaluating the operational performance of the Company’s segments. The Company uses this financial measure for financial and operational decision making and as a means to evaluate segment performance. It is also used for planning, forecasting and analyzing future periods. However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.
The Company manages its working capital on a consolidated basis and does not allocate long-lived assets to segments. In addition, segment assets are not reported to, or used by, the Company and therefore, pursuant to SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” total segment assets have not been disclosed.
The following table’s present summarized information by segment:

	Three-Months Ended March 31, 2007
	E-Commerce	Interactive	Intersegment
	Services	Marketing Services	Eliminations	Consolidated
Net revenues	$144,497	$4,815	$(3,029)	$146,283
Operating expenses before depreciation, amortization and stock-based compensation expense	140,846	4,711	(3,029)	142,528
Operating income before depreciation, amortization and stock-based compensation expense	3,651	104	—	3,755
Depreciation and amortization				6,924
Stock-based compensation expense				1,597

Loss from operations				(4,766)

Interest expense				842
Interest income				(1,944)
Other expense, net				15

Loss before income taxes				$(3,679)

	Three-Months Ended March 29, 2008
	E-Commerce	Interactive	Intersegment
	Services	Marketing Services	Eliminations	Consolidated
Net revenues	$187,599	$12,085	$(4,141)	$195,543
Operating expenses before depreciation, amortization and stock-based compensation expense	188,891	11,192	(4,141)	195,942
Operating income (loss) before depreciation, amortization and stock-based compensation expense	(1,292)	893	—	(399)
Depreciation and amortization				13,809
Stock-based compensation expense				3,621

Loss from operations				(17,829)

Interest expense				2,177
Interest income				(1,039)
Other expense, net				145

Loss before income taxes				$(19,112)

Included in the Intersegment Eliminations column are transactions that our segments enter with one another. The most common types of these transactions are the following:

•	our E-Commerce Services segment generates revenues by selling information technology services to our Interactive Marketing Services segment

•	our Interactive Marketing Services segment generates revenue by selling online marketing, advertising, email and design services to our E-Commerce Services segment

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements, as defined under federal securities law. The words “look forward to,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “could,” “guidance,” “potential,” “opportunity,” “continue,” “project,” “forecast,” “confident,” “prospects,” “schedule,” “designed,” “future” “discussions,” “if” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, consumer spending, the financial markets and the industries in which we and our partners operate, changes affecting the Internet and e-commerce, our ability to develop and maintain relationships with strategic partners and suppliers and the timing of our establishment, extension or termination of our relationships with strategic partners, our ability to timely and successfully develop, maintain and protect our technology, confidential and proprietary information, and product and service offerings and execute operationally, our ability to attract and retain qualified personnel, our ability to successfully integrate our acquisitions of other businesses, and the performance of acquired businesses. More information about potential factors that could affect us are described in Part I, Item 1A under the heading “Risk Factors” in our Form 10-K for the fiscal year ended December 29, 2007, filed with the SEC on March 13, 2008. We expressly disclaim any intent or obligation to update these forward-looking statements.
Executive Overview
Our Business:
•
We are a leading provider of services for e-commerce, multichannel retailing and interactive marketing to large business-to-consumer enterprises, which we call partners. Beginning in the first quarter of fiscal 2008, we operate in two reportable business segments: e-commerce services and interactive marketing services. For e-commerce services, we deliver customized solutions to partners through an integrated e-commerce platform, which is comprised of three components: technology, fulfillment and customer care. We offer each of the platform’s components on a modular basis, or as part of an integrated, end-to-end solution. For interactive marketing services, we offer a full suite of online interactive marketing, advertising, e-mail and design services.

•
We derive our revenues from sales of products by us through our partners’ e-commerce businesses, service fees earned by us in connection with the development and operation of our partners’ e-commerce businesses, and service fees earned by us through our provision of interactive marketing services.

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

Significant Events:
•
In January 2008, we entered into a $75 million revolving secured bank line of credit. The five-year, revolving secured line of credit is available to us for working capital and general corporate purposes, including possible acquisitions, and contains certain financial and negative covenants with which we must comply. As of March 29, 2008, $15.0 million was outstanding under the line of credit.

•
In February 2008, we acquired e-Dialog, Inc., a Lexington, Mass.-based market-leading provider of advanced e-mail marketing services and solutions to more than 100 companies in the U.S. and Europe for $149.4 million, including estimated acquisition costs. We expect the acquisition to expand the breadth and depth of our interactive marketing services capabilities, our reach into existing and new vertical markets, and our growing European presence.

Outlook:
•
While we expect the opportunity for partnered e-commerce to continue to grow, we also anticipate continuing intense competition. We compete with in-house solutions and a variety of third-party vendors that provide one of more components of an e-commerce solution. To satisfy our existing partners and to continue to attract new partners, we offer a complete integrated solution designed to increase efficiencies and improve integration. This includes a high level of direct-to-consumer expertise and infrastructure. Through our solution, we help our partners grow their e-commerce businesses and use their e-commerce businesses as a channel to complement and enhance their offline businesses. Our solution is provided to partners on a platform that includes shared technology, logistics and customer care, supporting infrastructure and interactive marketing services. To differentiate our solution in the marketplace, we continually add new services and functions to our platform. As part of our continuing efforts to add value to our platform, we evaluate opportunities to acquire complementary or new businesses or assets.

•
Our objective is to grow our business by expanding the e-commerce businesses of our existing partners, by adding new partners, by expanding internationally, by generating incremental revenue from interactive marketing and other services, and selectively through acquisitions.

Results of Operations
Three-month period ended March 31, 2007 and March 29, 2008 (amounts in tables in millions):
Net Revenues
We derive virtually all of our revenues from sales of products by us through our partners’ e-commerce businesses, service fees earned by us in connection with the development and operation of our partners’ e-commerce businesses, and through service fees earned by us through our provision of interactive marketing services.
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
Service Fee Revenues. E-commerce service fee revenues are generated based on a partner’s use of one or more of our e-commerce platform components or elements of those components, which include technology, fulfillment and customer care. E-commerce service fee revenues are also generated from professional and technology services. Interactive marketing services service fee revenues are generated from our provision of online marketing, advertising, email and design services. Service fee revenues can be fixed or variable and can be based on the activity performed or the value of merchandise sold.

					First Qtr Fiscal 2008
					vs.
					First Qtr Fiscal 2007
	First Qtr Fiscal 2007		First Qtr Fiscal 2008		Change	Change
Net Revenues by Type:
Net revenues from product sales	$108.8	74%	$123.1	63%	$14.3	13%
Service fee revenues	37.5	26%	72.4	37%	34.9	93%

Total net revenues	$146.3	100%	$195.5	100%	$49.2	34%

Net Revenues by Segment:
E-Commerce services:
Net revenues from product sales	$110.5	76%	$125.2	64%	$14.7	13%
Service fee revenues	34.0	23%	62.3	32%	28.3	83%
Interactive marketing services:
Service fee revenues	4.8	3%	12.1	6%	7.3	152%
Intersegment Eliminations	(3.0)	(2%)	(4.1)	(2%)	(1.1)	37%

Total net revenues	$146.3	100%	$195.5	100%	$49.2	34%

E-Commerce Services Segment Revenues
Net revenues from product sales increased $14.7 million in the first quarter of fiscal 2008. This increase is primarily due to growth from our professional sports league partners that operated for both periods and new professional sports league partners that launched after the first quarter of fiscal 2007, and an increase in shipping revenue, partially offset by a decrease in sales from our electronics category. The increase was due to $10.1 million from partners that launched after the first quarter of fiscal 2007 and the addition of Accretive Commerce in the third quarter of fiscal 2007 and Zendor in the fourth quarter of fiscal 2007, and a $4.0 million increase for partners that operated for the entirety of both periods. Included in net revenues from product sales was shipping revenue for all partners for which we provide fulfillment services of $24.8 million for the first quarter of fiscal 2008 and $15.9 million for the first quarter of fiscal 2007.
Service fee revenues increased $28.3 million in the first quarter of fiscal 2008. This increase was primarily due to the addition of Accretive Commerce and Zendor, as well as growth from partners that operated for the entirety of both periods. We had a $20.5 million increase for partners that launched after the first quarter of fiscal 2007 and from partners of Accretive Commerce and Zendor, a $6.6 million increase for partners that operated for the entirety of both periods, and a $0.5 million increase for partners that began operations during the first quarter of fiscal 2007.
Interactive Marketing Services Segment Revenues
Service fee revenues increased $7.3 million due primarily to the acquisition of e-Dialog in February 2008, and from growth in our online marketing, design and digital photo studio practices.
Costs and Expenses
Costs and expenses consist of costs of revenues from product sales, sales and marketing expenses, product development expenses, general and administrative expenses and depreciation and amortization expenses.
Costs of Revenues from Product Sales. Costs of revenues from product sales consist primarily of direct costs associated with the sale and shipment of products. All costs of revenues from product sales are incurred by our e-commerce services segment.
Sales and Marketing Expenses. Sales and marketing expenses primarily include personnel costs and related expenses, fulfillment costs, customer care costs, credit card fees, net partner revenue share charges, net advertising and promotional expenses, and occupancy costs.
Product Development Expenses. Product development expenses consist primarily of expenses associated with planning, maintaining and operating our proprietary platforms and related systems and payroll and related expenses for engineering, production, creative and management information systems.
General and Administrative Expense. General and administrative expenses consist primarily of payroll and related expenses for executive, finance, human resources, legal, sales and administrative personnel, as well as bad debt expense and occupancy costs for our headquarters and other offices.
Depreciation and Amortization Expenses. Depreciation and amortization expenses relate primarily to the depreciation or amortization of the capitalized costs for our purchased and internally-developed technology, including a portion of the cost related to the employees that developed such technology, hardware and software, furniture and equipment at our corporate headquarters, our fulfillment centers and our customer contact centers, the depreciation of the facilities owned by us, and the amortization of acquisition-related intangible assets.

					First Qtr Fiscal 2008
					vs.
	First Qtr Fiscal 2007		First Qtr Fiscal 2008		First Qtr Fiscal 2007
		% of		% of
		Net		Net
	$	Revenues	$	Revenues	$ Change	% Change
Cost of revenues from product sales	$76.8	52.5%	$85.4	43.7%	$8.6	11.2%
Sales and marketing expenses	44.2	30.2%	76.0	38.9%	31.8	71.9%
Product development expenses	13.7	9.4%	22.4	11.4%	8.7	63.5%
General and administrative expenses	9.4	6.4%	15.7	8.0%	6.3	67.0%
Depreciation and amortization expenses	6.9	4.7%	13.8	7.1%	6.9	100.0%

Total costs and expenses	$151.0	103.2%	$213.3	109.1%	$62.3	41.3%

Cost of Revenues from Product Sales:

	First Qtr	First Qtr
	Fiscal 2007	Fiscal 2008
Cost of revenues from product sales	$76.8	$85.4
As a percentage of net revenues from product sales	70.6%	69.4%
The decrease in cost of net revenues as a percentage of net revenues from 52.5% to 43.7% was primarily due to the larger percentage increase in service fees over the percentage increase in product sales, as service fees have no associated cost of revenue.
The decrease in cost of net revenues from product sales as a percentage of net revenues from product sales from 70.6% to 69.4% was primarily due to an increase in product sales in our sporting goods category. Product sales in our sporting goods category carry a lower percentage of cost of revenues than product sales in our non-sporting goods categories. Product sales in our sporting goods category increased to 74.6% of total net revenues from product sales in the first quarter of fiscal 2008 from 70.6% for the first quarter of fiscal 2007.
Sales and Marketing Expenses. Sales and marketing expense increased $31.8 million. As a percentage of net revenues, sales and marketing expenses increased from 30.2% to 38.9%. The increases in absolute dollars and as a percentage of net revenues were primarily due to the addition of Accretive’s facilities which were acquired in the third quarter of fiscal 2007, as well as the start-up, occupancy and payroll expenses related to our Richwood, Kentucky fulfillment center which commenced operations in the second quarter of fiscal 2007. The $31.8 million increase was primarily due to a $16.3 million increase in payroll and related costs mostly in our customer care and fulfillment operations, a $5.4 million increase in office expenses and occupancy costs, a $3.3 million increase in partner revenue share expenses, a $1.8 million increase in credit card fees, a $1.4 million increase in packaging and warehouse supplies and a $3.6 million increase in other costs which include non-income taxes, marketing expenses and communication costs. We continue to expect that sales and marketing expenses will increase in absolute dollars during fiscal 2008 compared to fiscal 2007, as we plan to continue to grow by adding new partners and by expanding our domestic and international e-commerce businesses, as well as by expanding our interactive marketing services segment.
Product Development Expenses. Product development expense increased $8.7 million. As a percentage of net revenues, product development expenses increased from 9.4% to 11.5%. The increases in absolute dollars and as a percentage of net revenues were primarily due to payroll expenses incurred for partner launches that occurred during fiscal 2008, expected future partner launches and increased expenses to enhance the technology features and functionality on our platform. In the first quarter of fiscal 2008 we launched six partner Web stores. We have an additional ten partner Web stores planned for launch through the remainder of fiscal 2008. This is compared to launching two partner Web stores in the first quarter of fiscal 2007 and twelve partner Web stores for the entirety of fiscal 2007. The $8.7 million increase was primarily due to a $4.9 million increase in personnel and related costs, a $1.7 million increase in professional fees, a $1.4 million increase in office expenses and occupancy costs and a $0.7 million increase in other product development costs. We continue to expect that product development expenses will increase in absolute dollars in fiscal 2008 compared to fiscal 2007, as we plan to continue to launch additional partner Web stores and to invest in our platform as we enhance and expand our capabilities to grow our partners’ e-commerce businesses.
General and Administrative Expenses. General and administrative expense increased $6.3 million. As a percentage of net revenues, general and administrative expenses increased from 6.4% to 8.0%. The increases in absolute dollars and as a percentage of net revenues were primarily due to the addition of new partners and the expansion of the e-commerce business of our existing partners as well as the expansion of our interactive marketing services segment. The $6.3 million increase was primarily due to a $4.2 million increase in personnel and related costs incurred to support the growth of our business, a $1.1 million increase in professional fees and a $1.0 million increase in other general and administrative costs which includes office expenses and occupancy costs. We continue to expect that general and administrative expenses will increase in absolute dollars in fiscal 2008 compared to fiscal 2007, as we plan to continue to invest in our platform as we enhance and expand our capabilities for the purpose of growing our partners’ e-commerce businesses as well as expand our international operations and interactive marketing services segment.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $6.9 million in the first quarter of fiscal 2008. Of this increase, $5.4 million was primarily due to depreciation of fixed assets and $1.5 million was for intangible asset amortization primarily in connection with the Accretive acquisition.

Income Taxes
We recorded a benefit of $9.5 million in the first quarter of fiscal 2008. Our tax provision for interim periods was determined using an estimate of our annual effective tax rate which is 55.3% for fiscal 2008 plus any discrete items that effect taxes that occur during the quarter.
As of December 29, 2007, the Company had available federal net operating loss carryforwards of approximately $444.1 million which expire in the years 2009 through 2027. As of December 29, 2007, the Company had available state net operating loss carryforwards of approximately $204.6 million which expire in the years 2010 through 2027 and an immaterial amount of foreign net reporting losses that either begin expiring in 2021 or have no expiration date. A portion of these net operating loss carryforwards are offset by a valuation allowance. Management will continue to monitor all available evidence related to our ability to utilize our remaining deferred tax assets. Should management determine that it is more likely than not that these operating loss carryforwards will be utilized, we will reverse a portion of the remaining valuation allowance.
Liquidity and Capital Resources

	As of
	December 29,	March 29,
	2007	2008
	(in millions)
Cash and cash equivalents	$231.5	$42.8
Percentage of total assets	56.8%	6.7%
As of March 29, 2008, we had cash and cash equivalents totaling $42.8 million, compared to $231.5 million of cash and cash equivalents as of December 29, 2007. During the fiscal quarter ended March 29, 2008, we invested $144.0 million in our acquisition of e-Dialog and an additional $1.0 million in our acquisition of Zendor, and $17.5 million in capital expenditures. The cash used for these investments was funded by our working capital as well as the cash proceeds from our subordinated convertible note and equity financings. As of March 29, 2008, we had $15.0 million outstanding under our secured revolving bank credit facility.
We have experienced and expect to continue to experience seasonal fluctuations in our cash flows. We generate the majority of cash from our operating activities in our fourth fiscal quarter due to the seasonality of our business. In our first fiscal quarter, we typically use cash generated from operating activities in the fourth quarter of the prior fiscal year to satisfy accounts payable and accrued expenses incurred in the fourth fiscal quarter of our prior fiscal year. During our second and third fiscal quarters, we generally fund our operating expenses and capital expenditures from either cash generated from operating activities, cash on hand, or financing activities.
In order to fund our anticipated operating expenses and growth, our revenue must continue to increase significantly. We expect to continue to generate positive cash flow from operations in fiscal 2008. In addition to cash generated from operations, we may need to make additional borrowings on our secured revolving bank credit facility or raise additional funds through public or private debt or equity financings to finance our current operations and planned capital expenditure requirements as well as potential acquisitions through the end of fiscal 2008. Our secured revolving bank credit facility contains negative covenants including prohibitions on our ability to incur additional indebtedness. Our business could be seriously harmed if we are unable to raise capital or borrow under our secured revolving bank credit facility, we raise less capital or borrow less than we desire, cash flows are insufficient to fund our expenses, or we are unable to lower operating expenses. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders would be reduced to the extent they did not participate in that financing. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock. There is no assurance that we could raise financing on favorable terms or at all.
Cash Flow Changes
Cash provided by operating activities is driven by our net income, adjusted for non-cash items and changes in operating assets and liabilities. Non-cash adjustments include depreciation, amortization, stock-based compensation expense, tax benefits from stock-based awards and deferred income taxes. In the first quarter of fiscal 2008 and 2007, we generated a net loss and negative cash flow from operations.

We invest cash to support our growing infrastructure needs and expand our operations and as consideration for acquisitions and strategic investments. Cash used in investing activities is primarily attributable to capital expenditures and acquisitions. Our capital expenditures totaled $17.5 million and $9.6 million in the first quarter of fiscal 2008 and fiscal 2007, respectively. Our capital expenditures have been primarily used for purchases and internal development of information technology assets to support our operations infrastructure, our increased number of employees and our international growth. We invested $144.0 million for the acquisition of e-Dialog in the first quarter of fiscal 2008 and an additional $1.0 million for the acquisition of Zendor.
Cash provided by financing activities is primarily driven by proceeds from our equity and debt offerings as well as proceeds from employee stock option exercises. In the first quarter of fiscal 2008, we borrowed $15.0 million from our secured revolving bank credit facility. Our cash proceeds from employee option exercises were $0.2 million and $3.4 million in the first quarter of fiscal 2008 and fiscal 2007, respectively.
Critical Accounting Policies
The preparation of our condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect our assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates under different conditions. For a full description of our critical accounting policies, see Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2007 Annual Report on Form 10-K for the fiscal year ended December 29, 2007, filed with the SEC on March 13, 2008.
Recent Accounting Pronouncements
See Item 1 of Part I, “Financial Statements — Note 2, Summary of Significant Accounting Policies” for recent accounting pronouncements that could have an effect on us.
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
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no significant changes in market risks for the fiscal quarter ended March 29, 2008. See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 filed with the Securities and Exchange Commissions (“SEC”) on March 13, 2008.
ITEM 4: CONTROLS AND PROCEDURES.
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation, as of March 29, 2008, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e).
Based on this evaluation, our chief executive officer and our chief financial officer have concluded that, as of March 29, 2008, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective at the reasonable assurance level, to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. We monitor and evaluate on an ongoing basis our internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, we modify and refine our internal processes and controls as conditions warrant. As required by Rule 13a-15(d), our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended March 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter ended March 29, 2008.

PART II — OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS.
See Item 1 of Part I, “Financial Statements — Note 8, Commitments and Contingencies.”
ITEM 1A: RISK FACTORS.
There have been no material changes with regard to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 filed with the Securities and Exchange Commissions on March 13, 2008.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3: DEFAULTS UPON SENIOR SECURITIES.
None
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS WHO ARE NOT ALSO DIRECTORS.
None
ITEM 5: OTHER INFORMATION.
None
ITEM 6: EXHIBITS.

2.1
Agreement and Plan of Merger, dated as of January 23, 2008, by and among GSI Commerce, Inc., Dolphin Acquisition Corporation, E-Dialog, Inc. and OneLiberty Ventures 2000, L.P. (as Stockholders’ Representative) (filed with the Company’s current Report on Form 8-K filed on January 29, 2008 and incorporated herein by reference)†

2.2
Voting and Support Agreement, dated as of January 23, 2008, by and among GSI Commerce, Inc. and each of the individuals and entities listed on a signature page thereto (filed with the Company’s current Report on Form 8-K filed on January 29, 2008 and incorporated herein by reference)

10.1
Credit Agreement, dated as of January 11, 2008, by and among GSI Commerce Solutions, Inc., the Guarantors named therein, the Lenders named therein, PNC Bank, National Association, as administrative agent, and Bank of America, N.A., as syndication agent (filed with the Company’s current Report on Form 8-K filed on January 17, 2008 and incorporated herein by reference)

10.2	Offer Letter, dated March 26, 2007, between GSI Commerce, Inc. and Scott Hardy
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment has been requested for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf on the date indicated by the undersigned thereunto duly authorized.
Date: May 8, 2008

GSI COMMERCE, INC.
By:	/s/ MICHAEL G. RUBIN
Michael G. Rubin
Chairman, President and Chief Executive Officer

By:	/s/ MICHAEL R. CONN
Michael R. Conn
Executive Vice President, Finance and Chief Financial Officer (principal financial officer & principal accounting officer)

EXHIBIT INDEX

Exibit
No.	Description
2.1
Agreement and Plan of Merger, dated as of January 23, 2008, by and among GSI Commerce, Inc., Dolphin Acquisition Corporation, E-Dialog, Inc. and OneLiberty Ventures 2000, L.P. (as Stockholders’ Representative) (filed with the Company’s current Report on Form 8-K filed on January 29, 2008 and incorporated herein by reference)†

2.2
Voting and Support Agreement, dated as of January 23, 2008, by and among GSI Commerce, Inc. and each of the individuals and entities listed on a signature page thereto (filed with the Company’s current Report on Form 8-K filed on January 29, 2008 and incorporated herein by reference)

10.1
Credit Agreement, dated as of January 11, 2008, by and among GSI Commerce Solutions, Inc., the Guarantors named therein, the Lenders named therein, PNC Bank, National Association, as administrative agent, and Bank of America, N.A., as syndication agent (filed with the Company’s current Report on Form 8-K filed on January 17, 2008 and incorporated herein by reference)

10.2	Offer Letter, dated March 26, 2007, between GSI Commerce, Inc. and Scott Hardy
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
†	Confidential treatment has been requested for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.