Form 10-Q
period 2008-06-28
GSI COMMERCE INC
filed 2008-08-06
CIK 828750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
There were 47,436,495 shares of the registrant’s Common Stock outstanding as of the close of business on August 1, 2008.

GSI COMMERCE, INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 28, 2008
INDEX
Our fiscal year ends on the Saturday nearest to the last day of December. Accordingly, references to fiscal 2004, fiscal 2005, fiscal 2006, fiscal 2007, fiscal 2008, fiscal 2009, fiscal 2010, fiscal 2011 and fiscal 2012 refer to the fiscal years ended January 1, 2005, December 31, 2005, December 30, 2006, December 29, 2007, and the fiscal years ending January 3, 2009, January 2, 2010, January 1, 2011, December 31, 2011 and December 29, 2012.
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

PART I
ITEM 1: FINANCIAL STATEMENTS
GSI COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	December 29,	June 28,
	2007	2008
ASSETS
Current assets:
Cash and cash equivalents	$231,511	$49,558
Accounts receivable, less allowance for doubtful accounts of $1,833 and $2,154	64,285	57,658
Inventory	47,293	40,957
Deferred tax assets	14,114	14,771
Prepaid expenses and other current assets	12,459	15,809

Total current assets	369,662	178,753

Property and equipment, net	156,774	166,069
Goodwill	82,757	171,591
Intangible assets, net of accumulated amortization of $4,972 and $10,757	16,476	54,937
Long-term deferred tax assets	45,234	58,986
Other assets, net of accumulated amortization of $14,545 and $16,044	22,737	21,594

Total assets	$693,640	$651,930

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$85,667	$54,429
Accrued expenses	98,179	71,260
Deferred revenue	17,588	24,804
Current portion of long-term debt	2,406	2,861

Total current liabilities	203,840	153,354

Convertible notes	207,500	207,500
Long-term debt	27,245	56,350
Deferred revenue and other long-term liabilities	5,634	5,995

Total liabilities	444,219	423,199

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding as of December 29, 2007 and June 28, 2008	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 46,847,919 and 47,426,300 shares issued as of December 29, 2007 and June 28, 2008 respectively; 46,847,716 and 47,426,097 shares outstanding as of December 29, 2007 and June 28, 2008, respectively	468	474
Additional paid in capital	366,400	374,173
Accumulated other comprehensive loss	(156)	(100)
Accumulated deficit	(117,291)	(145,816)

Total stockholders’ equity	249,421	228,731

Total liabilities and stockholders’ equity	$693,640	$651,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 28,	June 30,	June 28,
	2007	2008	2007	2008

Revenues:
Net revenues from product sales	$89,004	$107,055	$197,754	$230,175
Service fee revenues	42,260	86,154	79,793	158,577

Net revenues	131,264	193,209	277,547	388,752
Costs and expenses:
Cost of revenues from product sales	65,782	78,444	142,584	163,861
Marketing	9,709	11,853	21,930	28,729
Account management and operations, inclusive of $753, $1,311, $1,310 and $2,445 of stock-based compensation	31,598	57,497	63,551	116,607
Product development, inclusive of $343, $656, $631 and $1,083 of stock-based compensation	15,074	25,184	28,812	47,620
General and administrative, inclusive of $950, $2,188, $1,702 and $4,248 of stock-based compensation	10,405	18,609	19,816	34,333
Depreciation and amortization	7,691	18,826	14,615	32,635

Total costs and expenses	140,259	210,413	291,308	423,785

Loss from operations	(8,995)	(17,204)	(13,761)	(35,033)

Other (income) expense:
Interest expense	925	2,347	1,767	4,524
Interest income	(1,739)	(168)	(3,683)	(1,207)
Other expense, net	8	208	23	353

Total other (income) expense	(806)	2,387	(1,893)	3,670

Loss before income taxes	(8,189)	(19,591)	(11,868)	(38,703)
Benefit for income taxes	(3,156)	(631)	(4,490)	(10,178)

Net loss	$(5,033)	$(18,960)	$(7,378)	$(28,525)

Basic and diluted loss per share	$(0.11)	$(0.40)	$(0.16)	$(0.61)

Weighted average shares outstanding — basic and diluted	46,391	47,364	46,195	47,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,	June 28,
	2007	2008

Cash Flows from Operating Activities:
Net loss	$(7,378)	$(28,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,820	26,827
Amortization	795	5,808
Stock-based compensation	3,643	7,776
Loss (gain) on disposal of assets	66	(282)
Deferred income taxes	(4,590)	(8,553)
Changes in operating assets and liabilities:
Accounts receivable, net	9,098	15,248
Inventory	8,185	6,336
Prepaid expenses and other current assets	(1,850)	(2,081)
Other assets, net	392	915
Accounts payable and accrued expenses	(62,555)	(68,115)
Deferred revenue	2,382	7,181

Net cash used in operating activities	(37,992)	(37,465)

Cash Flows from Investing Activities:
Payments for acquisitions of businesses, net of cash acquired	—	(145,001)
Cash paid for property and equipment, including internal use software	(22,716)	(29,866)
Proceeds from disposition of assets	—	1,500
Purchases of marketable securities	(102,041)	—
Sales of marketable securities	119,955	—

Net cash used in investing activities	(4,802)	(173,367)

Cash Flows from Financing Activities:
Borrowings on revolving credit loan	—	30,000
Debt issuance costs paid	—	(550)
Repayments of capital lease obligations	(249)	(1,004)
Repayments of mortgage note	(90)	(110)
Proceeds from exercise of common stock options	4,838	572

Net cash provided by financing activities	4,499	28,908

Effect of exchange rate changes on cash and cash equivalents	14	(29)

Net decrease in cash and cash equivalents	(38,281)	(181,953)
Cash and cash equivalents, beginning of period	71,382	231,511

Cash and cash equivalents, end of period	$33,101	$49,558

Supplemental Cash Flow Information
Cash paid during the period for interest	$1,635	$4,483
Cash paid during the period for income taxes	564	434
Noncash Investing and Financing Activities:
Accrual for purchases of property and equipment	3,773	5,522
Equipment financed under capital lease	12,364	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE 1—BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements of GSI Commerce, Inc. and Subsidiaries (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.
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
Reclassifications: The Company replaced the sales and marketing line item in its Condensed Consolidated Statements of Operations with two separate line items: (i) marketing and (ii) account management and operations. Marketing expenses include partner revenue share expenses, net advertising and promotional expenses, subsidized shipping and handling expenses, and catalog expenses. The remaining expenses that were formerly included in sales and marketing are now included within account management and operations. Account management and operations expenses include fulfillment costs, customer care costs, credit card fees, and payroll related to the buying, business management and marketing functions of the Company. This change was made to enable investors to analyze the Company’s expenses in a manner consistent with how the business is viewed internally and managed. The Company conformed this presentation for all periods presented.
In addition, the Company reclassified certain prior-year amounts to conform to the current period presentation, as follows:
•	to amortization, $795 for the six months ended June 30, 2007, which was previously reported in depreciation and amortization on its Condensed Consolidated Statement of Cash Flows;

•	to other assets, net, $6,202 as of December 29, 2007, which was previously reported in equity investments on its Condensed Consolidated Balance Sheet.
These reclassifications had no effect on the Company’s previously reported net loss or stockholders’ equity.
Partner Revenue Share: Partner revenue share charges are payments made to the Company’s partners in exchange for the use of their brand names, logos, the promotion of its partners’ URLs, Web stores and toll-free telephone numbers in partners’ marketing and communications materials, the implementation of programs to provide incentives to customers to shop through the e-commerce businesses that the Company operates for its partners and other programs and services provided to the customers of the e-commerce businesses that the Company operates for its partners, net of amounts reimbursed to the Company by its partners. Partner revenue share charges were $7,146 and $16,552 for the three- and six-month periods ended June 28, 2008, and $5,666 and $11,796 for the three- and six-month periods ended June 30, 2007 and is included in marketing expenses in the Condensed Consolidated Statements of Operations.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
Shipping and Handling Costs: The Company defines shipping and handling costs as only those costs incurred for a third-party shipper to transport products to the customer and these costs are included in cost of revenues from product sales to the extent of shipping revenue. In some instances, shipping and handling costs exceed shipping charges to the customer and are subsidized by the Company. Additionally, the Company selectively offers promotional free shipping whereby it ships merchandise to customers free of all shipping and handling charges. The cost of promotional free shipping and subsidized shipping and handling was $967 and $3,229 for the three- and six-month periods ended June 28, 2008, and $724 and $2,189 for the three- and six-month periods ended June 30, 2007 and is included in marketing expenses in the Condensed Consolidated Statements of Operations.
Advertising: The Company expenses the cost of advertising, which includes online marketing fees, media, agency and production expenses, in accordance with the American Institute of Certified Public Accountant’s Accounting Standards Executive Committee’s Statement of Position 93-7, “Reporting on Advertising Costs” (“SOP 93-7”). Advertising production costs are expensed the first time the advertisement runs. Online marketing fees and media (television, radio and print) placement costs are expensed in the month the advertising appears. Agency fees are expensed as incurred. Advertising and promotional expenses are net of amounts reimbursed to the Company by its partners. Advertising costs were $3,646 and $8,014 for the three- and six-month periods ended June 28, 2008, and $3,175 and $7,018 for the three-and six-month periods ended June 30, 2007, and are included in marketing expenses in the Condensed Consolidated Statements of Operations.
Catalog Costs: Direct response advertising consists primarily of creative design, paper, printing, postage and mailing costs, which are capitalized and amortized over the expected future revenue stream, which is generally a period not exceeding six months. The Company accounts for catalog costs in accordance with SOP 93-7, which requires the amortization of capitalized advertising costs be based upon the ratio of actual revenues to the total of actual and estimated future revenues on an individual catalog basis. Deferred catalog costs included in prepaid expenses and other current assets were $62 as of June 28, 2008 and $604 as of December 29, 2007. Catalog costs were $231 and $1,290 for the three- and six-month periods ended June 28, 2008, and $193 and $1,025 for the three- and six-month periods ended June 30, 2007, and are included in marketing expenses in the Condensed Consolidated Statements of Operations.
Fulfillment Costs: The Company defines fulfillment costs as personnel, occupancy and other costs associated with its fulfillment centers, personnel and other costs associated with its logistical support and vendor operations departments and third-party warehouse and fulfillment services costs. Fulfillment costs were $22,386 and $46,326 for the three- and six-month periods ended June 28, 2008, and $11,574 and $22,745 for the three- and six-month periods ended June 30, 2007, and are included in account management and operations in the Condensed Consolidated Statements of Operations.
Income Taxes: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes” (“SFAS 109”). In accordance with SFAS 109, the Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, is reflected in the condensed consolidated financial statements in the period of enactment. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. At June 28, 2008 and December 29, 2007, the Company’s deferred tax assets, net of deferred tax liabilities and valuation allowances, were $73,757 and $59,348, respectively.
At the end of each interim period, the Company estimates its annual effective tax rate and applies that rate to its ordinary year-to-date earnings. Financial Accounting Standards Board’s (“FASB”) Interpretation (“FIN”) 18, “Accounting for Income Taxes in Interim Periods,” provides that if in a separate jurisdiction, the Company anticipates an ordinary loss for the year in which a tax benefit cannot be recognized in accordance with SFAS 109, then the Company excludes the ordinary loss in that jurisdiction and the related tax benefit from the computation of its estimated annual effective tax rate. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs and is included in the annual effective tax rate. The tax expense or benefit related to significant, unusual, or extraordinary items are individually computed and recognized as a discrete item in the interim period in which the item occurs.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the tax environment changes. The Company has a historical seasonal pattern of reporting a net loss before income taxes in its interim periods offset by income before income taxes in its fiscal fourth quarter. The Company recognizes a tax benefit and increases its deferred tax asset in its interim periods as realization of the tax benefit at the end of the fiscal year is more likely than not.
The Company does not provide for U.S. taxes on its undistributed earnings of foreign subsidiaries since it intends to invest such undistributed earnings indefinitely outside of the U.S. If such amounts were repatriated, the amount of U.S. income taxes would be immaterial.
In accordance with FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”), the Company recognizes a tax benefit from an uncertain tax position only if it is “more likely than not” that the position is sustainable based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. The liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash within 12 months of the reporting date. The Company records any interest or penalties from the uncertain tax position as income tax expense.
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
In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company opted not to electively adopt the provisions of SFAS 159.
In December 2007, the FASB issued SFAS 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for an acquirer in a business combination on recognizing and measuring the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the entity acquired in its financial statements. In addition, SFAS 141(R) provides guidance on the recognition and measurement of goodwill acquired in the business combination or a gain from a bargain purchase as well as what information to disclose to enable users of the financial statements to evaluate the nature and financial impact of the business combination. SFAS 141(R) also requires recognition of assets and liabilities of noncontrolling interests acquired, fair value measurement of consideration and contingent consideration, expense recognition for transaction costs and certain integration costs, recognition of the fair value of contingencies, and adjustments to income tax expense for changes in an acquirer’s existing valuation allowances or uncertain tax positions that result from the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and shall be applied prospectively. The Company is currently evaluating the impact, if any, the adoption of this statement will have on its condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes principles and requirements of treatment for the portion of equity in a subsidiary that is not attributable directly or indirectly to a parent. This is commonly known as a minority interest. The objective of SFAS 160 is to improve relevance, comparability, and transparency concerning ownership interests in subsidiaries held by parties other than the parent by providing disclosures that clearly identify between interests of the parent and interest of the noncontrolling owners and the related impacts on the consolidated statement of income and the consolidated statement of financial position. SFAS 160 also provides guidance on disclosures related to changes in the parent’s ownership interest and deconsolidation of a subsidiary. The provisions of SFAS 160 apply prospectively with presentation and disclosure requirements applied retrospectively to all periods presented. The Standard is effective for annual reporting periods beginning after December 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of this statement will have on its condensed consolidated financial statements.
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
In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP APB 14-1”), which changes the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-1 will require the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The Company’s $207,500 of subordinated convertible notes will be subject to the provisions of this proposal because under the notes the Company has the ability to elect cash settlement of the conversion value of the notes. The debt will be recognized at the present value of the Company’s cash flows discounted using its nonconvertible debt borrowing rate. The equity component will be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The FSP will also require an accretion of the resultant debt discount over the expected life of the debt. The transition guidance requires retrospective application to all periods presented and does not grandfather existing instruments. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008. The Company believes that the FSP will result in a material decrease to the Company’s liabilities and a material increase to the Company’s stockholders’ equity on the Consolidated Balance Sheets. It will also result in a material decrease to net income as a result of a material non-cash increase to interest expense to accrete the value of the debt from its fair value to its principle amount over the term of the subordinated convertible notes in the Consolidated Statements of Operations. These changes will not impact the Company’s cash flows from operating activities, investing activities or financing activities.
NOTE 3—FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company adopted SFAS 157 in the first quarter of fiscal 2008 for financial assets and liabilities. This standard defines fair value as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor.
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

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in thousands):

Fair Value Measurements on June 28, 2008
Quoted Prices in
	Active Markets		Significant
	for Identical	Significant Other	Unobservable
	Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Cash surrender value of life insurance policies(1)	$—	$1,016	$—

(1)	Amounts relate to the Company’s deferred compensation plan and are included in other assets, net on the Company’s Condensed Consolidated Balance Sheet.
NOTE 4—PROPERTY AND EQUIPMENT
The major classes of property and equipment, at cost, as of December 29, 2007 and June 28, 2008 are as follows:

	December 29,	June 28,
	2007	2008
Computer hardware and software	$148,091	$167,824
Building and building improvements	44,213	44,657
Furniture, warehouse and office equipment, and other	38,916	42,203
Land	7,889	7,889
Leasehold improvements	4,200	4,452
Capitalized leases	17,403	18,042
Construction in progress	1,528	9,665

	262,240	294,732
Less: Accumulated depreciation	(105,466)	(128,663)

Property and equipment, net	$156,774	$166,069

The Company’s net book value in capital leases, which consist of warehouse equipment and computer hardware, was $15,302 as of June 28, 2008 and $16,095 as of December 29, 2007. Amortization of capital leases is included within depreciation and amortization expense on the Condensed Consolidated Statements of Operations. Interest expense recorded on capital leases was $253 and $529 for the three- and six-month periods ended June 28, 2008 and $161 and $240 for the three- and six-month periods ended June 30, 2007.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the changes in the carrying amount of goodwill for each of the Company’s segments:

		Interactive
	E-Commerce	Marketing
	Services	Services	Consolidated
December 29, 2007	$82,757	$—	$82,757
Purchase price adjustments	(3,272)	—	(3,272)
e-Dialog acquisition (see Note 6)	—	92,106	92,106

June 28, 2008	$79,485	$92,106	$171,591

The purchase price adjustments of $3,272 in E-Commerce Services primarily relate to the allocation of purchase price to intangible assets in the Accretive Commerce Inc. and Zendor.com Ltd. acquisitions.
At the end of the first quarter of fiscal 2008, goodwill was $137,541 related to the e-Dialog acquisition. The reduction of goodwill to $92,106 was primarily due to the allocation of purchase price to intangible assets.
The Company’s intangible assets are as follows:

			Weighted-
	December 29,	June 28,	Average
	2007	2008	Life
Gross carrying value of intangible assets subject to amortization:
Customer contracts	$17,282	$38,773	2.5
Non-compete agreements	3,838	3,838	3.0
Purchased technology	—	4,493	4.0
Trade name	82	470	1.1

	21,202	47,574	2.5
Accumulated amortization:
Customer contracts	(4,570)	(9,202)
Non-compete agreements	(320)	(960)
Purchased technology	—	(384)
Trade name	(82)	(211)

	(4,972)	(10,757)
Net carrying value:
Customer contracts	12,712	29,571
Non-compete agreements	3,518	2,878
Purchased technology	—	4,109
Trade name	—	259

Total amortized intangible assets, net	16,230	36,817

Indefinite life intangible assets:
Trade name	246	18,120

Total intangible assets	$16,476	$54,937

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
Amortization expense of intangible assets was $3,900 and $5,785 for the three- and six- month periods ended June 28, 2008 and $383 and $774 for the three- and six month periods ended June 30, 2007. Estimated future amortization expense related to intangible assets as of June 28, 2008 is as follows:

Fiscal 2008	$7,766
Fiscal 2009	9,712
Fiscal 2010	7,892
Fiscal 2011	5,641
Fiscal 2012	2,538
Thereafter	3,268

$36,817

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
e-Dialog, Inc.
On February 13, 2008, the Company completed the acquisition of e-Dialog, Inc. (“e-Dialog”) pursuant to the terms of an Agreement and Plan of Merger dated January 23, 2008 (“Agreement”). e-Dialog is a provider of advanced e-mail marketing services and solutions to more than 100 companies in the U.S. and Europe. The Company believes the acquisition will expand the breadth and depth of its interactive marketing services capabilities, its reach into existing and new vertical markets, and its growing European presence. The Company also believes that e-Dialog will benefit from the Company’s large scale and market-leading position in e-commerce and multichannel services. As consideration for the acquisition of e-Dialog, the Company paid $147,673 in cash, of which $17,500 will be held in escrow for a period of 15 months. In addition, the Company will be obligated to make an additional cash payment of $750 in fiscal 2009 if e-Dialog achieves minimum net revenue targets in fiscal 2008. In connection with the acquisition, the Company issued 568 restricted stock units and restricted stock awards with an aggregate value of approximately $9,300 to employees of e-Dialog based on the market price of the Company’s stock on the grant date. Recipients are required to remain employed for specified periods of time subsequent to the acquisition in order for the stock units to vest. The $9,300 will be recognized as stock-based compensation cost, net of estimated forfeitures, over the required service period. The acquisition was financed by the Company in part from its proceeds from the issuance of its 2.5% subordinated convertible notes due 2027, and in part from its working capital.
In accordance with SFAS 141, the total preliminary purchase price is $149,208, including estimated acquisition-related transaction costs of approximately $1,535. Acquisition-related transaction costs include advisory, legal and other external costs directly related to the merger. e-Dialog’s results of operations are included in the Company’s Condensed Consolidated Statement of Operations beginning on February 13, 2008. The preliminary allocation of the purchase price was based on a preliminary valuation, and the Company’s estimates and assumptions are subject to change. The areas of the purchase price allocation that are not yet finalized relate primarily to fixed and intangible assets, goodwill and deferred income taxes, as the Company is still in the process of completing its valuation of e-Dialog’s net assets. Final adjustments could result in a materially different allocation of the purchase price, which would affect the value assigned to the tangible and/or intangible assets and amount of depreciation and amortization expense recorded.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The following table summarizes the preliminary estimated fair values of the e-Dialog assets acquired and liabilities assumed, including cash acquired, as of the acquisition date:

Total current assets	$17,068
Property, plant and equipment	4,530
Goodwill	92,106
Identifiable intangible assets:
Customer contracts	19,470
Internal-developed software	4,493
Trade name	17,874

Total assets acquired	155,541
Total current liabilities	(6,258)
Total non-current liabilities	(75)

Total liabilities assumed	(6,333)

Net assets acquired	$149,208

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

	Three Months Ended		Six Months Ended
	June 30,	June 28,	June 30,	June 28,
	2007	2008	2007	2008
Net revenues	$140,075	$193,209	$294,178	$393,723
Net loss	$(6,603)	$(18,960)	$(11,015)	$(30,410)

Basic and diluted loss per share:	$(0.14)	$(0.40)	$(0.24)	$(0.65)
Zendor.com Ltd.
On December 14, 2007, the Company completed the acquisition of Zendor.com Ltd. (“Zendor”) pursuant to the terms of an Agreement and Plan of Merger dated November 30, 2007 (“Zendor Agreement”). Zendor is a United Kingdom-based provider of fulfillment, customer care and e-commerce solutions. The Company believes the acquisition establishes it as an end-to-end e-commerce solution provider capable of delivering integrated, multichannel e-commerce solutions to both the U.K. and global retailers and brands. As consideration for the acquisition of Zendor, the Company paid approximately $9,920 in cash, including estimated acquisition-related transaction costs of approximately $1,300. Acquisition-related transaction costs include advisory, legal and other external costs directly related to the merger. Included in the acquisition cost is $833 paid to Zendor in the first quarter of fiscal 2008 representing the excess value of Zendor’s net assets on the acquisition date over a targeted threshold, as defined in the Zendor Agreement. Zendor’s results of operations are included in the Company’s results of operations beginning on the acquisition date of December 14, 2007. The acquisition was funded by the Company from its working capital.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
In accordance with SFAS 141, the preliminary allocation of the purchase price over the estimated fair value of the tangible and identifiable intangible assets acquired resulted in $1,093 recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and the Company’s estimates and assumptions are subject to change. The areas of the purchase price that are not yet finalized relate primarily to intangible assets, goodwill and deferred income taxes, as the Company’s valuation of Zendor’s net assets is not complete. Final adjustments could result in a materially different allocation of the purchase price, which would affect the value assigned to tangible and/or intangible assets acquired from Zendor. The following table summarizes the preliminary estimated fair values of the Zendor assets acquired and liabilities assumed, including cash acquired, as of the acquisition date:

Total current assets	$9,830
Property, plant and equipment	3,281
Goodwill	1,093
Identifiable intangible assets:
Customer contracts	2,155
Trade name	388

Total assets acquired	16,747

Total liabilities assumed	(6,827)

Net assets acquired	$9,920

Accretive Commerce, Inc.
On September 10, 2007, the Company completed the acquisition of Accretive Commerce, Inc. (“Accretive”) pursuant to the terms of an Agreement and Plan of Merger dated August 16, 2007 (“Accretive Agreement”). Accretive is an e-commerce solutions provider that offers e-commerce technology, customer care and fulfillment solutions as well as related services. Accretive’s partners are primarily in the merchandise categories of apparel, home, health and beauty, and specialty foods. The Company believes the acquisition of Accretive strengthens its position in the e-commerce industry and enhances stockholder value by expanding its infrastructure and expanding its partner base. As consideration for the acquisition of Accretive, the Company paid $97,500 in cash, of which $11,300 is being held in escrow for a period of 18 months to secure the indemnification obligations under the Accretive Agreement. The acquisition was financed by the Company from its working capital.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
In accordance with SFAS 141, the total preliminary purchase price is $98,600, including estimated acquisition-related transaction costs of approximately $1,100. Acquisition-related transaction costs include advisory, legal and other external costs directly related to the merger. Accretive’s results of operations are included in the Company’s Condensed Consolidated Statement of Operations beginning on the acquisition date of September 10, 2007. The preliminary allocation of the purchase price was based upon a preliminary valuation and the Company’s estimates and assumptions are subject to change. The areas of the purchase price allocation that are not yet finalized relate primarily to pre-acquisition contingencies and deferred income taxes. Final adjustments could result in a materially different allocation of the purchase price, which would affect the value assigned to tangible and/or intangible assets acquired from Accretive. The following table summarizes the preliminary estimated fair values of the Accretive assets acquired and liabilities assumed, including cash acquired, as of the acquisition date:

Total current assets	$17,722
Property, plant and equipment	9,197
Identifiable intangible assets:
Customer contracts	15,008
Employee non-compete agreements	3,838
Goodwill	60,606
Other assets	8,968

Total assets acquired	115,339
Total current liabilities	(14,902)
Total non-current liabilities	(1,837)

Total liabilities assumed	(16,739)

Net assets acquired	$98,600

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

	December 29,			Other	June 28,
	2007	Additions	Payments	Adjustments	2008
Severance payments	$2,667	$45	$(2,134)	$(360)	$218
Lease payments	2,824	49	(224)	(2,182)	467

	$5,491	$94	$(2,358)	$(2,542)	$685

NOTE 7—LONG-TERM DEBT AND CREDIT FACILITY
The following table summarizes the Company’s long-term debt as of:

	December 29,	June 28,
	2007	2008

Convertible notes	$207,500	$207,500
Notes payable	12,858	12,749
Capital lease obligations	16,793	16,462
Credit facilities	—	30,000

	237,151	266,711
Less: Current portion of notes payable	(193)	(178)
Less: Current portion of capital lease obligations	(2,213)	(2,683)

	$234,745	$263,850

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
Note Payable
In fiscal 2004, a wholly-owned subsidiary of the Company entered into an agreement to purchase a new corporate headquarters in King of Prussia, Pennsylvania, together with an option to purchase an additional parcel of land. The purchase price for the building was $17,000. In connection with the purchase of the corporate headquarters, a wholly-owned subsidiary of the Company entered into a $13,000 mortgage note collateralized by a first lien on substantially all of the assets of that subsidiary. The mortgage note has a term of ten years and six months, and bears interest at 6.32% per annum. The Company, in accordance with the terms of the mortgage note, provided a letter of credit in the amount of $3,000 as additional security and in fiscal 2005 completed initial capital improvements to the building reducing the letter of credit to $1,000 in accordance with the terms of the mortgage note. The Company is required to pledge $1,000 of its cash equivalents as collateral for the letter of credit. This collateral is classified as restricted cash and included in other assets, net on the balance sheet as of June 28, 2008 and December 29, 2007. The letter of credit may be reduced further to $500 if the Company has positive income for fiscal years 2007 and 2008, respectively.
Capital Lease Obligations
Certain of the Company’s warehouse equipment and computer hardware have been acquired under capital leases. The capital leases have maturity dates ranging from July 2008 to August 2014 and bear interest at rates ranging from 3.23% to 16.00% per annum. Capital lease obligations are as follows:

June 28,
2008

Gross capital lease obligations	$19,753
Less: imputed interest	(3,291)

Total present value of future minimum lease payments	16,462
Less: current portion	(2,683)

Long-term portion	$13,779

Credit Facilities
In fiscal 2006, the Company entered into a $5,000 one-year unsecured revolving credit facility with a bank. The credit facility provided for the issuance of up to $5,000 of letters of credit, which was included in the $5,000 available under the credit facility. In January 2008, this credit facility was replaced with a $2,000 credit facility with the same bank. The $2,000 credit facility is available only for the issuance of letters of credit. The Company had $1,829 of outstanding letters of credit under the credit facility as of June 28, 2008 and $179 of outstanding letters of credit under the credit facility as of December 29, 2007.
In January 2008, the Company obtained a $75,000 secured revolving credit facility that matures in January 2013 with a syndicate of banks. Subject to certain conditions, the credit facility may be increased to $150,000. In May 2008, the Company expanded the credit facility by $15,000 thereby increasing the availability under the credit facility to $90,000. The $90,000 credit facility provides for the issuance of up to $20,000 of letters of credit, which is included in the $90,000 available under the credit facility. The credit facility is collateralized by substantially all of the Company’s assets. The Company may elect to have amounts outstanding under the credit facilities bear interest at either a LIBOR rate plus an applicable margin of 0.75% to 1.50%, the prime rate plus an applicable margin of 0.75% to 1.50%, or at the Federal Funds Open Rate plus 0.5%. The applicable margin is determined by the leverage ratio of funded debt to EBITDA, as defined in the credit facility. The Company had $30,000 of outstanding borrowings under the secured revolving credit facility as of June 28, 2008.

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
Operating and Capital Commitments
The following summarizes the Company’s principal operating and capital commitments as of June 28, 2008:

	Payments due by fiscal year
	2008	2009	2010	2011	2012	Thereafter	Total

Operating lease obligations(1)	$7,862	$13,485	$11,126	$7,736	$6,926	$18,514	$65,649
Purchase obligations(1)	94,629	5,953	5,953	992	—	—	107,527
Advertising and media agreements(1)	48	—	—	—	—	—	48
Partner revenue share payments(1)	7,830	25,935	27,190	27,683	20,818	62,557	172,013
Debt interest(1)	4,219	7,288	6,270	5,538	5,526	15,940	44,781
Debt obligations	86	399	57,695	209	220	191,640	250,249
Capital lease obligations, including interest(2)	1,866	3,456	3,318	3,231	3,231	4,651	19,753

Total	$116,540	$56,516	$111,552	$45,389	$36,721	$293,302	$660,020

(1)	Not required to be recorded in the Condensed Consolidated Balance Sheet as of June 28, 2008 in accordance with accounting principles generally accepted in the United States of America.

(2)	Capital lease obligations, excluding interest, are recorded in the Condensed Consolidated Balance Sheets.
Approximately $1,086 of unrecognized tax benefits have been recorded as liabilities as of June 28, 2008, in accordance with FIN 48, and the Company is uncertain as to if or when such amounts may be settled; as a result, these obligations are not included in the table above. Changes to these tax contingencies that are reasonably possible in the next 12 months are not expected to be material.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE 9—STOCK AWARDS
The Company currently maintains the 2005 Equity Incentive Plan (“the Plan”) which provides for the grant of equity to certain employees, directors and other persons. As of June 28, 2008, 2,995 shares of common stock were available for future grants under the Plan. The equity awards granted under the Plan generally vest at various times over periods ranging up to five years and have terms of up to ten years after the date of grant, unless the optionee’s service to the Company is interrupted or terminated. Stock appreciation rights (“SARs”) may be granted under the Plan either alone or in tandem with stock options. No SARs have been granted to date under the plan.
Stock Options and Warrants
The following table summarizes the stock option activity for the six-month period ended June 28, 2008:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	(in thousands)	Price	Life (in years)	Value
Outstanding at December 29, 2007	4,163	$9.94
Granted	—	—
Exercised	(60)	$9.54
Forfeited/Cancelled	(9)	$13.41

Outstanding at June 28, 2008	4,094	$9.94	4.18	$19,597

Vested and expected to vest at June 28, 2008	4,093	$9.94	4.18	$19,594

Exercisable at June 28, 2008	4,080	$9.94	4.17	$19,532

The total intrinsic value of options exercised during the three- and six-month periods ended June 28, 2008 was $173 and $277 determined as of the date of exercise. Cash proceeds from options exercised during the six months ended June 28, 2008 was $572. The Company recognized a stock-based compensation benefit of $110 and $53 for the three- and six-month periods ended June 28, 2008 due to forfeited shares in excess of the Company’s estimated forfeiture rate. The total stock-based compensation cost recognized for stock options for the three- and six-month periods ended June 30, 2007 was $60 and $269.
No warrant activity took place during the six-month period ended June 28, 2008.
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

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The following summarizes the restricted stock unit activity for the six-month period ended June 28, 2008:

		Weighted
	Number of	Average
	Shares	Grant Date
	(in thousands)	Fair Value
Nonvested shares at December 29, 2007	1,870	$23.40
Granted	2,372	$14.09
Vested	(530)	$12.76
Forfeited/Cancelled	(168)	$18.74

Nonvested shares at June 28, 2008	3,544	$18.98

The total intrinsic value of restricted stock units vested during the three- and six-month periods ended June 28, 2008 was $784 and $6,760 determined based on the grant date fair value. The total stock-based compensation cost recognized for restricted stock units for the three- and six-month periods ended June 28, 2008 was $3,503 and $6,542 and for the three- and six-month periods ended June 30, 2007 was $1,718 and $2,841.
Restricted Stock Awards
The Company also has issued restricted stock awards to certain employees. The grant-date fair value of restricted stock awards is based on the market price of the stock, and compensation cost is amortized to expense on a straight-line basis over the vesting period during which employees perform services.
During the six-month period ended June 28, 2008, the Company granted restricted stock awards for 301 shares. The weighted average fair value of the restricted stock awards granted during the six-month period ended June 28, 2008 was $16.47. For both the three- and six-month periods ended June 28, 2008 restricted stock awards for one share vested with a weighted average grant date fair value of $10.88 and an intrinsic value of $7. The total stock-based compensation cost recognized for restricted stock awards for three- and six-month periods ended June 28, 2008 was $509 and $781 and for the three- and six-month periods ended June 30, 2007 was $14 and $26.
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
The Company’s tax provision for the six months ended June 28, 2008 was determined using an estimate of its annual effective tax rate which is 30.6% for fiscal 2008 plus any discrete items that effect taxes that occur during the quarter. The effective tax rate is lower than the 35% federal statutory tax rate primarily due to amortization expense of acquired intangibles from Zendor and e-Dialog that generate no tax benefit. FIN 18 provides that if in a separate jurisdiction, the Company anticipates an ordinary loss for the year in which a tax benefit cannot be recognized in accordance with SFAS 109, the Company should exclude the ordinary loss in that jurisdiction and the related tax benefit from the computation of the estimated annual effective tax rate. Approximately $4,000 of estimated annual losses from international operations yield no tax benefit and were removed from the calculation of the annual effective tax rate. The Company does not provide for U.S. taxes on its undistributed earnings of foreign subsidiaries since it intends to invest such undistributed earnings indefinitely outside of the U.S.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The reported effective tax rate for the six months ended June 28, 2008 was 26.3%. The annual effective tax rate of 30.6% is different from the actual tax rate of 26.3% primarily due to the change in estimate of losses in jurisdictions in which little or no tax benefit is recognized under SFAS 109. The change in the actual tax rate from the first fiscal quarter to the second fiscal quarter is primarily due to a change in estimate in projected pre-tax book income resulting from amortization expense of acquired intangibles from the Zendor and e-Dialog acquisitions.
The total amount of liabilities, interest and penalties related to uncertain tax positions and recognized in the balance sheet as of June 28, 2008 was $1,199. During the first six months of 2008, the Company recorded a $168 increase in liabilities, including interest and penalties for uncertain tax positions that were recorded as income tax expense.
NOTE 11—LOSS PER SHARE
Basic net loss per share for all periods has been computed in accordance with SFAS 128, “Earnings per Share.” Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the fiscal year.
The amounts used in calculating loss per share data are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 28,	June 30,	June 28,
	2007	2008	2007	2008

Net loss for basic and diluted earnings per share	$(5,033)	$(18,960)	$(7,378)	$(28,525)

Weighted average shares outstanding — basic and diluted	46,391	47,364	46,195	47,144

Net loss per common share — basic and diluted	$(0.11)	$(0.40)	$(0.16)	$(0.61)

The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on net loss per share would have been anti-dilutive for the three- and six-month periods ended:

	June 30,	June 28,
	2007	2008
Stock units and awards	1,764	3,850
Stock options and warrants	4,777	4,324
Convertible notes	3,229	8,229

	9,770	16,403

The potential number of common shares and dilution from the Company’s Series A Junior Participating Preferred Stock from its Stockholders Right Plan cannot be determined because these shares are not exercisable unless certain future contingent events occur.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE 12—COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
	June 30,	June 28,	June 30,	June 28,
	2007	2008	2007	2008

Net loss	$(5,033)	$(18,960)	$(7,378)	$(28,525)
Other comprehensive income (loss):
Net unrealized gain on available-for-sale securities, net of tax	31	—	98	—
Cumulative translation adjustment, net of tax	(17)	10	(14)	56

Other comprehensive income	14	10	84	56

Comprehensive loss	$(5,019)	$(18,950)	$(7,294)	$(28,469)

NOTE 13—MAJOR SUPPLIERS/ECONOMIC DEPENDENCY
The Company purchased $7,513 or 18.3% of its total inventory from one supplier during the three-month period ended June 28, 2008, and $16,038 or 16.5% and $12,904 or 13.3% from two suppliers during the six- month period ended June 28, 2008.
The Company purchased $9,570 or 18.9% and $23,843 or 22.4% of its total inventory from one supplier during the three- and six-month periods ended June 30, 2007, respectively.
No customer accounted for more than 10% of net revenues for any period presented.
NOTE 14—SEGMENTS
At the end of fiscal 2007, the Company had one reportable segment: e-commerce services. Due to the acquisition of e-Dialog in February 2008, the Company evaluated the impact on segment reporting and determined that its business now consists of two reportable segments: e-commerce services and interactive marketing services. Segment reporting is reflected for all periods presented, and prior period information is presented in a manner that is consistent with the current period segment reporting.
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

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The following tables present summarized information by segment:

	Three Months Ended June 30, 2007
	E-Commerce	Interactive	Intersegment
	Services	Marketing Services	Eliminations	Consolidated
Net revenues	$128,446	$6,098	$(3,280)	$131,264
Operating expenses before depreciation, amortization and stock-based compensation expense	128,340	5,462	(3,280)	130,522

Operating income before depreciation, amortization and stock-based compensation expense	106	636	—	742
Depreciation and amortization				7,691
Stock-based compensation expense				2,046

Loss from operations				(8,995)

Interest expense				925
Interest income				(1,739)
Other expense, net				8

Loss before income taxes				$(8,189)

	Three Months Ended June 28, 2008
	E-Commerce	Interactive	Intersegment
	Services	Marketing Services	Eliminations	Consolidated
Net revenues	$175,936	$21,529	$(4,256)	$193,209
Operating expenses before depreciation, amortization and stock-based compensation expense	173,861	17,827	(4,256)	187,432

Operating income before depreciation, amortization and stock-based compensation expense	2,075	3,702	—	5,777
Depreciation and amortization				18,826
Stock-based compensation expense				4,155

Loss from operations				(17,204)

Interest expense				2,347
Interest income				(168)
Other expense, net				208

Loss before income taxes				$(19,591)

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

	Six Months Ended June 30, 2007
	E-Commerce	Interactive	Intersegment
	Services	Marketing Services	Eliminations	Consolidated
Net revenues	$272,943	$10,913	$(6,309)	$277,547
Operating expenses before depreciation, amortization and stock-based compensation expense	269,186	10,173	(6,309)	273,050

Operating income before depreciation, amortization and stock-based compensation expense	3,757	740	—	4,497
Depreciation and amortization				14,615
Stock-based compensation expense				3,643

Loss from operations				(13,761)

Interest expense				1,767
Interest income				(3,683)
Other expense, net				23

Loss before income taxes				$(11,868)

	Six Months Ended June 28, 2008
	E-Commerce	Interactive	Intersegment
	Services	Marketing Services	Eliminations	Consolidated
Net revenues	$363,535	$33,614	$(8,397)	$388,752
Operating expenses before depreciation, amortization and stock-based compensation expense	362,752	29,019	(8,397)	383,374

Operating income before depreciation, amortization and stock-based compensation expense	783	4,595	—	5,378
Depreciation and amortization				32,635
Stock-based compensation expense				7,776

Loss from operations				(35,033)

Interest expense				4,524
Interest income				(1,207)
Other expense, net				353

Loss before income taxes				$(38,703)

Included in the Intersegment Eliminations column are transactions that the Company’s segments enter into with one another, which primarily include:
•	the Company’s E-Commerce Services segment generates revenues by selling information technology services to our Interactive Marketing Services segment

•	the Company’s Interactive Marketing Services segment generates revenues by selling online marketing, advertising, email and design services to our E-Commerce Services segment

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

Significant Events:
•
In January 2008, we entered into a $75 million revolving secured bank line of credit, which may be increased to $150 million subject to certain conditions. In May 2008, we increased the line of credit by $15 million, which expanded the total available revolving secured bank line of credit to $90 million. The five-year, revolving secured line of credit is available to us for working capital and general corporate purposes, including possible acquisitions, and contains certain financial and negative covenants with which we must comply. As of June 28, 2008, $30.0 million was outstanding under the line of credit.

•
In February 2008, we acquired e-Dialog, Inc., a Lexington, Mass.—based market-leading provider of advanced e-mail marketing services and solutions to more than 100 companies in the U.S. and Europe for $149.2 million, including estimated acquisition costs. We expect the acquisition to expand the breadth and depth of our interactive marketing services capabilities, our reach into existing and new vertical markets, and our growing European presence.

Outlook:
•
While we expect the opportunity for partnered e-commerce to continue to grow, we also anticipate continuing intense competition. We compete with in-house solutions and a variety of third-party vendors that provide one or more components of an e-commerce solution. To satisfy our existing partners and to continue to attract new partners, we offer a complete integrated solution designed to increase efficiencies and improve integration. This includes a high level of direct-to-consumer expertise and infrastructure. Through our solution, we help our partners grow their e-commerce businesses and use their e-commerce businesses as a channel to complement and enhance their offline businesses. Our solution is provided to partners on a platform that includes shared technology, logistics and customer care, supporting infrastructure and interactive marketing services. To differentiate our solution in the marketplace, we continually add new services and functions to our platform. As part of our continuing efforts to add value to our platform, we evaluate opportunities to acquire complementary or new businesses or assets.

•
Our objective is to grow our business by expanding the e-commerce businesses of our existing partners, by adding new partners, by expanding internationally, by generating incremental revenue from interactive marketing and other services, and selectively through acquisitions.

Results of Operations
Three-month period ended June 30, 2007 and June 28, 2008 (amounts in tables in millions):
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

					Second Qtr Fiscal 2008
					vs.
					Second Qtr Fiscal 2007
	Second Qtr Fiscal 2007		Second Qtr Fiscal 2008		Change	Change
Net Revenues by Type:
Net revenues from product sales	$89.0	68%	$107.1	55%	$18.1	20%
Service fee revenues	42.3	32%	86.1	45%	43.8	104%

Total net revenues	$131.3	100%	$193.2	100%	$61.9	47%

Net Revenues by Segment:
E-Commerce services	$128.5	98%	$176.0	91%	$47.5	37%
Interactive marketing services	6.1	5%	21.5	11%	15.4	252%
Intersegment eliminations	(3.3)	(3%)	(4.3)	(2%)	(1.0)	30%

Total net revenues	$131.3	100%	$193.2	100%	$61.9	47%

Net Revenues by Type
Net Revenues from Product Sales. Net revenues from product sales increased $18.1 million in the second quarter of fiscal 2008. This increase is primarily due to revenue growth from our professional sports league partners and an increase in shipping revenue, partially offset by a decrease in sales from our electronics category. The increase was due to a $9.8 million increase in revenues from partners that launched after the second quarter of fiscal 2007 and the addition of Accretive Commerce in the third quarter of fiscal 2007, and an $8.3 million increase in revenues from partners that operated for the entirety of both periods. Shipping revenue for all partners for which we provide fulfillment services was $23.7 million for the second quarter of fiscal 2008 and $14.4 million for the second quarter of fiscal 2007.
Service Fee Revenues. Service fee revenues increased $43.8 million in the second quarter of fiscal 2008. This increase was primarily due to the additions of Accretive Commerce, Zendor and e-Dialog, as well as growth from partners that operated for the entirety of both periods. We had a $37.0 million increase for partners that launched after the second quarter of fiscal 2007 and from partners of Accretive Commerce, Zendor and e-Dialog, and a $6.8 million increase for partners that operated for the entirety of both periods.
Net Revenues by Segment
E-Commerce Services Segment Revenues. Net revenues increased $47.5 million due to $33.0 million from the additions of Accretive Commerce and Zendor, as well as from partners that launched after the second quarter of fiscal 2007. We had a $14.5 million increase from partners operated for the entirety of both periods.
Service fee revenues increased from $39.5 million in the second quarter of fiscal 2007 to $68.9 million in the second quarter of fiscal 2008 representing a $29.4 million increase. This increase was primarily due to the additions of Accretive Commerce and Zendor, as well as growth from partners that operated for the entirety of both periods. We had a $23.2 million increase in revenues from partners that launched after the second quarter of fiscal 2007 and from partners of Accretive Commerce and Zendor, and a $6.2 million increase in revenues from partners that operated for the entirety of both periods. Net revenue from product sales increased from $89.0 million in the second quarter of fiscal 2007 to $107.1 million in the second quarter of fiscal 2008 representing an $18.1 million increase. This increase in net revenue from product sales is discussed above under Net Revenues by Type — Net Revenues from Product Sales.
Interactive Marketing Services Segment Revenues. Net revenues increased $15.4 million due primarily to the acquisition of e-Dialog in February 2008. We also experienced growth in our online marketing, design and digital photo studio practices.
Costs and Expenses
Costs and expenses consist of costs of revenues from product sales, marketing expenses, account management and operations, product development expenses, general and administrative expenses and depreciation and amortization expenses. Starting in the second quarter of fiscal 2008 we replaced the former expense line of sales and marketing with two separate line items: (i) marketing, and (ii) account management and operations. We conformed to this presentation for all periods presented. This change was made to enable investors to analyze the Company’s expenses in a manner consistent with how the business is internally viewed and managed.
Costs of Revenues from Product Sales. Costs of revenues from product sales consist primarily of direct costs associated with the sale and shipment of products. All costs of revenues from product sales are incurred by our e-commerce services segment.
Marketing. Marketing expenses consist primarily of net partner revenue share charges, promotional free shipping and subsidized shipping and handling costs, catalog costs, and net advertising and promotional expenses.
Account Management and Operations. Account management and operations consist primarily of fulfillment costs, customer care costs, credit card fees, and payroll related to our buying, business management and marketing functions.
Product Development. Product development expenses consist primarily of expenses associated with planning, maintaining and operating our proprietary platforms and related systems and payroll and related expenses for engineering, production, creative and management information systems.
General and Administrative. General and administrative expenses consist primarily of payroll and related expenses for executive, finance, human resources, legal, sales and administrative personnel, as well as bad debt expense and occupancy costs for our headquarters and other offices.

Depreciation and Amortization. Depreciation and amortization expenses relate primarily to the depreciation or amortization of the capitalized costs for our purchased and internally-developed technology, including a portion of the cost related to the employees that developed such technology, hardware and software, furniture and equipment at our corporate headquarters, our fulfillment centers and our customer contact centers, the depreciation of the facilities owned by us, and the amortization of acquisition-related intangible assets.

					Second Quarter of Fiscal 2008
	Second Quarter		Second Quarter		vs.
	of Fiscal 2007		of Fiscal 2008		Second Quarter of Fiscal 2007
		% of		% of
		Net		Net
	$	Revenues	$	Revenues	$ Change	% Change
Cost of revenues from product sales	$65.8	50.1%	$78.4	40.6%	$12.6	19.1%
Marketing	9.7	7.4%	11.9	6.2%	2.2	22.7%
Account management and operations	31.6	24.1%	57.5	29.8%	25.9	82.0%
Product development	15.1	11.5%	25.2	13.0%	10.1	66.9%
General and administrative	10.4	7.9%	18.6	9.6%	8.2	78.8%
Depreciation and amortization	7.7	5.9%	18.8	9.7%	11.1	144.2%

Total costs and expenses	$140.3	106.9%	$210.4	108.9%	$70.1	50.0%

Cost of Revenues from Product Sales:

	Second Qtr	Second Qtr
	Fiscal 2007	Fiscal 2008
Cost of revenues from product sales	$65.8	$78.4
As a percentage of net revenues from product sales	73.9%	73.2%
The decrease in cost of revenues as a percentage of net revenues from 50.1% to 40.6% was primarily due to the larger percentage increase in service fees over the percentage increase in product sales, as service fees have no associated cost of revenue.
The decrease in cost of revenues from product sales as a percentage of net revenues from product sales from 73.9% to 73.2% was primarily due to an increase in product sales in our sporting goods category. Product sales in our sporting goods category carry a lower percentage of cost of revenues than product sales in our non-sporting goods categories. Product sales in our sporting goods category increased to 70.6% of total net revenues from product sales in the second quarter of fiscal 2008 from 67.6% for the second quarter of fiscal 2007.
Marketing. Marketing expense increased $2.2 million. As a percentage of net revenues, marketing expenses decreased from 7.4% to 6.2%. The increase in absolute dollars was primarily due to an increase in our partner revenue share payments due to the growth of our net revenues from product sales. The decrease as a percentage of net revenues was primarily due to the larger percentage increase in service fees over the percentage increase in product sales, as service fees have no associated marketing expenses. The $2.2 million increase was primarily due to a $1.5 million increase in revenue share expenses caused by growth in revenue from our professional sports league partners, a $0.4 million increase in advertising costs, and a $0.3 million increase in promotional free shipping and subsidized shipping and handling cost. We continue to expect that marketing expenses will increase in absolute dollars during fiscal 2008 compared to fiscal 2007, as we plan to continue to grow by adding new partners and by expanding our domestic and international e-commerce businesses. We continue to expect a decrease in marketing expenses as a percentage of net revenues, as we expect the growth in service fee revenues to exceed the growth in net revenues from product sales.
Account Management and Operations. Account management and operations increased $25.9 million. As a percentage of net revenues, account management and operations increased from 24.1% to 29.8%. The increases in absolute dollars and as a percentage of net revenues were primarily due to the three acquisitions made since the second quarter of fiscal 2007, as well as the start-up, occupancy and payroll expenses related to our Richwood, Kentucky fulfillment center which commenced operations in the second quarter of fiscal 2007. The $25.9 million increase was primarily due to a $16.2 million increase in payroll and related costs mostly in our customer care and fulfillment operations, a $5.5 million increase in office expenses and occupancy costs, a $2.0 million increase in credit card fees and a $2.2 million increase in other account management and operations costs which include professional fees and communication costs. We continue to expect that account management and operations will increase in absolute dollars during fiscal 2008 compared to fiscal 2007, as we plan to continue to grow by adding new partners and by expanding our domestic and international e-commerce businesses, as well as by expanding our interactive marketing services segment.

Product Development. Product development expense increased $10.1 million. As a percentage of net revenues, product development expenses increased from 11.5% to 13.0%. The increases in absolute dollars and as a percentage of net revenues were primarily due to the three acquisitions made since the second quarter of fiscal 2007, as well as payroll expenses incurred for partner launches that occurred during the second quarter of fiscal 2008, expected future partner launches and increased expenses to enhance the technology features and functionality on our platform. The $10.1 million increase was primarily due to a $5.6 million increase in personnel and related costs, a $2.2 million increase in professional fees, a $1.8 million increase in office expenses and occupancy costs and a $0.5 million increase in other product development costs. We continue to expect that product development expenses will increase in absolute dollars in fiscal 2008 compared to fiscal 2007, as we plan to continue to launch additional partner Web stores and to invest in our platform as we enhance and expand our capabilities to grow our partners’ e-commerce businesses, as well as expand our international operations.
General and Administrative. General and administrative expense increased $8.2 million. As a percentage of net revenues, general and administrative expenses increased from 7.9% to 9.6%. The increases in absolute dollars and as a percentage of net revenues were primarily due to the three acquisitions made since the second quarter of fiscal 2007, as well as the addition of new partners and the expansion of the e-commerce business of our existing partners and the expansion of our interactive marketing services segment. The $8.2 million increase was primarily due to a $4.9 million increase in personnel and related costs incurred to support the growth of our business, a $2.2 million increase in professional fees and a $1.1 million increase in other general and administrative costs which includes office expenses and insurance costs. We continue to expect that general and administrative expenses will increase in absolute dollars in fiscal 2008 compared to fiscal 2007, due to growth from acquisitions and as we plan to continue to invest in our platform as we enhance and expand our capabilities for the purpose of growing our partners’ e-commerce businesses as well as expand our international operations and interactive marketing services segment.
Depreciation and Amortization. Depreciation and amortization expenses increased $11.1 million in the second quarter of fiscal 2008. Depreciation expenses increased $7.6 million, of which $5.0 million was due to fixed asset additions since the second quarter of fiscal 2007 and $2.6 million was due to accelerated depreciation on the abandonment of computer hardware and software assets resulting from the termination of an agreement with a partner. Amortization expenses increased $3.5 million primarily due to the intangible asset amortization in connection with the Accretive and e-Dialog acquisitions. We continue to expect that depreciation expenses will increase in fiscal 2008 compared to fiscal 2007, as we continue to make capital investments for the purpose of growing our business. We continue to expect that amortization expenses will increase in fiscal 2008 compared to fiscal 2007 due to the amortization of intangible assets associated with the Accretive, Zendor and e-Dialog acquisitions.
Results of Operations
Six-month period ended June 30, 2007 and June 28, 2008 (amounts in tables in millions):
Net Revenues

					First Six Months of Fiscal 2008
					vs.
	First Six Months		First Six Months		First Six Months of Fiscal 2007
	of Fiscal 2007		of Fiscal 2008		Change	Change
Net Revenues by Type:
Net revenues from product sales	$197.7	71%	$230.2	59%	$32.5	16%
Service fee revenues	79.8	29%	158.6	41%	78.8	99%

Total net revenues	$277.5	100%	$388.8	100%	$111.3	40%

Net Revenues by Segment:
E-Commerce services	$272.9	98%	$363.6	93%	$90.7	33%
Interactive marketing services	10.9	4%	33.6	9%	22.7	208%
Intersegment eliminations	(6.3)	(2%)	(8.4)	(2%)	(2.1)	33%

Total net revenues	$277.5	100%	$388.8	100%	$111.3	40%

Net Revenues by Type
Net Revenues From Product Sales. Net revenues from product sales increased $32.5 million in the first six months of fiscal 2008. This increase is primarily due to revenue growth from our professional sports league partners and an increase in shipping revenue, partially offset by a decrease in sales from our electronics category. The increase was due to a $19.8 million increase in revenues from partners that launched after and during the first six months of fiscal 2007 and the addition of Accretive Commerce in the third quarter of fiscal 2007, and a $12.7 million increase in revenues from partners that operated for the entirety of both periods. Shipping revenue for all partners for which we provide fulfillment services was $48.5 million for the first six months of fiscal 2008 and $30.4 million for the first six months of fiscal 2007.
Service Fee Revenues. Service fee revenues increased $78.8 million in the first six months of fiscal 2008. This increase was primarily due to the additions of Accretive Commerce, Zendor and e-Dialog, as well as growth from partners that operated for the entirety of both periods. We had a $65.1 million increase for partners that launched after and during the first six months of fiscal 2007 and from partners of Accretive Commerce, Zendor and e-Dialog, and a $13.7 million increase for partners that operated for the entirety of both periods.
Net Revenues by Segment
E-Commerce Services Segment Revenues. Net revenues increased $90.7 million due to $65.6 million from the additions of Accretive Commerce and Zendor, as well as from partners that launched after and during the second quarter of fiscal 2007. We had a $25.1 million increase from partners operated for the entirety of both periods.
Service fee revenues increased from $75.2 million in the first six months of fiscal 2007 to $133.4 million in the first six months of fiscal 2008 representing a $58.2 million increase. This increase was primarily due to the additions of Accretive Commerce and Zendor, as well as growth from partners that operated for the entirety of both periods. We had a $45.8 million increase in revenues from partners that launched after the second quarter of fiscal 2007 and from partners of Accretive Commerce and Zendor, and a $12.4 million increase in revenues from partners that operated for the entirety of both periods. Net revenue from product sales increased from $197.7 million in the first six months of fiscal 2007 to $230.2 million in the first six months of fiscal 2008 representing an $32.5 million increase. This increase in net revenue from product sales is discussed above under Net Revenues by Type — Net Revenues from Product Sales.
Interactive Marketing Services Segment Revenues. Net revenues increased $22.7 million due primarily to the acquisition of e-Dialog in February 2008. We also experienced growth in our online marketing, design and digital photo studio practices.
Costs and Expenses

					First Six Months of Fiscal 2008
	First Six Months		First Six Months		vs.
	of Fiscal 2007		of Fiscal 2008		First Six Months of Fiscal 2007
		% of		% of
		Net		Net
	$	Revenues	$	Revenues	$ Change	% Change
Cost of revenues from product sales	$142.6	51.4%	$163.9	42.2%	$21.3	14.9%
Marketing	21.9	7.9%	28.8	7.4%	6.9	31.5%
Account management and operations	63.6	22.9%	116.6	30.0%	53.0	83.3%
Product development	28.8	10.4%	47.6	12.2%	18.8	65.3%
General and administrative	19.8	7.1%	34.3	8.8%	14.5	73.2%
Depreciation and amortization	14.6	5.3%	32.6	8.4%	18.0	123.3%

Total operating expenses	$291.3	105.0%	$423.8	109.0%	$132.5	45.5%

Cost of Revenues from Product Sales:

	First Six Months	First Six Months
	of Fiscal 2007	of Fiscal 2008
Cost of revenues from product sales	$142.6	$163.9
As a percentage of net revenues from product sales	72.1%	71.2%

The decrease in cost of revenues as a percentage of net revenues from 51.4% to 42.2% was primarily due to the larger percentage increase in service fees over the percentage increase in product sales, as service fees have no associated cost of revenue.
The decrease in cost of revenues from product sales as a percentage of net revenues from product sales from 72.1% to 71.2% was primarily due to an increase in product sales in our sporting goods category. Product sales in our sporting goods category carry a lower percentage of cost of revenues than product sales in our non-sporting goods categories. Product sales in our sporting goods category increased to 72.7% of total net revenues from product sales in the first six months of fiscal 2008 from 69.3% for the first six months of fiscal 2007.
Marketing Expenses. Marketing expense increased $6.9 million. As a percentage of net revenues, marketing expenses decreased from 7.9% to 7.4%. The increase in absolute dollars was primarily due to an increase in our partner revenue share payments due to the growth of our net revenues from product sales. The decrease as a percentage of net revenues was primarily due to the larger percentage increase in service fees over the percentage increase in product sales, as service fees have no associated marketing expenses. The $6.9 million increase was primarily due to a $4.8 million increase in revenue share expenses caused by growth in revenue from our professional sports league partners, a $1.0 million increase in promotional free shipping and subsidized shipping and handling cost, a $0.8 million increase in advertising costs and a $0.3 million increase in catalog costs. We continue to expect that marketing expenses will increase in absolute dollars during fiscal 2008 compared to fiscal 2007, as we plan to continue to grow by adding new partners and by expanding our domestic and international e-commerce businesses. We continue to expect a decrease in marketing expenses as a percentage of net revenues, as we expect the growth in service fee revenues to exceed the growth in net revenues from product sales.
Account Management and Operations. Account management and operations increased $53.0 million. As a percentage of net revenues, account management and operations increased from 22.9% to 30.0%. The increases in absolute dollars and as a percentage of net revenues were primarily due to the three acquisitions made since the second quarter of fiscal 2007, as well as the start-up, occupancy and payroll expenses related to our Richwood, Kentucky fulfillment center which commenced operations in the second quarter of fiscal 2007. The $53.0 million increase was primarily due to a $32.5 million increase in payroll and related costs mostly in our customer care and fulfillment operations, a $10.9 million increase in office expenses and occupancy costs, a $3.8 million increase in credit card fees, a $2.2 million increase in packaging and warehouse supplies and a $3.6 million increase in other costs which include professional fees and communication costs. We continue to expect that account management and operations will increase in absolute dollars during fiscal 2008 compared to fiscal 2007, as we plan to continue to grow by adding new partners and by expanding our domestic and international e-commerce businesses, as well as by expanding our interactive marketing services segment.
Product Development Expenses. Product development expense increased $18.8 million. As a percentage of net revenues, product development expenses increased from 10.4% to 12.2%. The increases in absolute dollars and as a percentage of net revenues were primarily due to the three acquisitions made since the second quarter of fiscal 2007, as well as payroll expenses incurred for partner launches that occurred during the first six months of fiscal 2008, expected future partner launches and increased expenses to enhance the technology features and functionality on our platform. The $18.8 million increase was primarily due to a $10.5 million increase in personnel and related costs, a $3.9 million increase in professional fees, a $3.3 million increase in office expenses and occupancy costs and a $1.1 million increase in other product development costs. We continue to expect that product development expenses will increase in absolute dollars in fiscal 2008 compared to fiscal 2007, as we plan to continue to launch additional partner Web stores and to invest in our platform as we enhance and expand our capabilities to grow our partners’ e-commerce businesses, as well as expand our international operations.
General and Administrative Expenses. General and administrative expense increased $14.5 million. As a percentage of net revenues, general and administrative expenses increased from 7.1% to 8.8%. The increases in absolute dollars and as a percentage of net revenues were primarily due to the three acquisitions made since the second quarter of fiscal 2007, as well as the addition of new partners and the expansion of the e-commerce business of our existing partners as well as the expansion of our interactive marketing services segment. The $14.5 million increase was primarily due to a $9.1 million increase in personnel and related costs incurred to support the growth of our business, a $3.3 million increase in professional fees and a $2.1 million increase in other general and administrative costs which includes office expenses and occupancy costs. We continue to expect that general and administrative expenses will increase in absolute dollars in fiscal 2008 compared to fiscal 2007, as we plan to continue to invest in our platform as we enhance and expand our capabilities for the purpose of growing our partners’ e-commerce businesses as well as expand our international operations and interactive marketing services segment.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $18.0 million in the second quarter of fiscal 2008. Depreciation expenses increased $13.0 million, of which $10.4 million was due to fixed asset additions since the second quarter of fiscal 2007 and $2.6 million was due to accelerated depreciation on the abandonment of computer hardware and software assets resulting from the termination of an agreement with a partner. Amortization expenses increased $5.0 million primarily due to the intangible asset amortization in connection with the Accretive and e-Dialog acquisitions. We continue to expect that depreciation expenses will increase in fiscal 2008 compared to fiscal 2007, as we continue to make capital investments for the purpose of growing our business. We continue to expect that amortization expenses will increase in fiscal 2008 compared to fiscal 2007 due to the amortization of intangible assets associated with the Accretive, Zendor and e-Dialog acquisitions.
Income Taxes
We recorded a benefit of $10.2 million in the first six months of fiscal 2008. Our tax provision for interim periods was determined using an estimate of our annual effective tax rate which is 30.6% for fiscal 2008 plus any discrete items that effect taxes that occur during the quarter. The effective tax rate is lower than the 35% federal statutory tax rate primarily due to amortization expense of acquired intangibles from Zendor and e-Dialog that generate no tax benefit.
As of December 29, 2007, the Company had available federal net operating loss carryforwards of approximately $444.1 million which expire in the years 2009 through 2027. As of December 29, 2007, the Company had available state net operating loss carryforwards of approximately $204.6 million which expire in the years 2010 through 2027 and an immaterial amount of foreign net reporting losses that either begin expiring in 2021 or have no expiration date. A portion of these net operating loss carryforwards are offset by a valuation allowance. Management monitors all available positive and negative evidence related to our ability to utilize our deferred tax assets. Should management determine that it is more likely than not that these deferred tax assets will be utilized, we will release a portion of the remaining valuation allowance. Should management determine that it is more likely than not that these deferred tax assets will not be utilized, we will increase the valuation allowance.
Liquidity and Capital Resources

	As of
	December 29,	June 28,
	2007	2008
	(in millions)
Cash and cash equivalents	$231.5	$49.6
Percentage of total assets	33.4%	7.6%
As of June 28, 2008, we had cash and cash equivalents totaling $49.6 million, compared to $231.5 million of cash and cash equivalents as of December 29, 2007. During the first six months of fiscal 2008, we invested $144.0 million in our acquisition of e-Dialog and an additional $1.0 million in our acquisition of Zendor, and $29.9 million in capital expenditures. The cash used for these investments was funded by our working capital, the cash proceeds from our subordinated convertible note and equity financings, and our borrowings under our secured revolving bank credit facility. As of June 28, 2008, we had $30.0 million of outstanding borrowings under our secured revolving bank credit facility. The secured revolving bank credit facility contains certain financial and negative covenants, which we were in compliance with as of June 28, 2008.
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
In order to fund our anticipated operating expenses and growth, our revenue must continue to increase significantly. We expect to generate positive cash flow from operations in fiscal 2008. In addition to cash generated from operations, we may need to make additional borrowings on our secured revolving bank credit facility or raise additional funds through public or private debt or equity financings to finance our planned capital expenditure requirements and operating expenses, as well as potential acquisitions through the end of fiscal 2008. Our secured revolving bank credit facility contains negative covenants including certain prohibitions on our ability to incur additional indebtedness. Our business could be seriously harmed if we are unable to raise capital or borrow under our secured revolving bank credit facility, we raise less capital or borrow less than we desire, or our cash flows are insufficient to fund our expenses. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders would be reduced to the extent they did not participate in that financing. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock. There is no assurance that we could raise financing on favorable terms or at all.

Cash Flow Changes
We used $37.5 million and $38.0 million of cash flows from operating activities in the first six months of fiscal 2008 and fiscal 2007, respectively.
We invest cash to support our growing infrastructure needs and expand our operations and as consideration for acquisitions and strategic investments. Cash used in investing activities is primarily attributable to capital expenditures and acquisitions. Our capital expenditures totaled $29.9 million and $22.7 million in the first six months of fiscal 2008 and fiscal 2007, respectively. Our capital expenditures have been primarily used for purchases and internal development of information technology assets to support our operations infrastructure, our increased number of employees and our international growth. We invested $144.0 million for the acquisition of e-Dialog in the first six months of fiscal 2008 and an additional $1.0 million for the acquisition of Zendor.
Cash provided by financing activities is primarily driven by proceeds from our equity and debt offerings as well as proceeds from employee stock option exercises. In the first six months of fiscal 2008, we borrowed $30.0 million from our secured revolving bank credit facility. Our cash proceeds from employee stock option exercises were $0.6 million and $4.8 million in the first six months of fiscal 2008 and fiscal 2007, respectively.
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
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no significant changes in market risks for the six-month period ended June 28, 2008. See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 filed with the Securities and Exchange Commissions (“SEC”) on March 13, 2008.

ITEM 4: CONTROLS AND PROCEDURES.
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation, as of June 28, 2008, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e).
Based on this evaluation, our chief executive officer and our chief financial officer have concluded that, as of June 28, 2008, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective at the reasonable assurance level, to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. We monitor and evaluate on an ongoing basis our internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, we modify and refine our internal processes and controls as conditions warrant. As required by Rule 13a-15(d), our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended June 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fiscal quarter ended June 28, 2008.

PART II — OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS.
See Item 1 of Part I, “Financial Statements — Note 8, Commitments and Contingencies.”
ITEM 1A: RISK FACTORS.
Our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, filed with the Securities and Exchange Commission on March 13, 2008, includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in our Form 10-K for the fiscal year ended December 29 2007.
Risks Related to Our Business
We have an accumulated deficit and may incur additional losses.
Although we recorded net income in the last three fiscal years, we incurred net losses in the previous four fiscal years while operating our business. As of the end of the second quarter of fiscal 2008, we had an accumulated deficit of $145.8 million. We may not generate sufficient revenue and gross profit from our existing partners, add an appropriate number of new partners or adequately control our expenses. If we fail to do this, we may not be able to maintain profitability.
We will continue to incur significant operating expenses and capital expenditures as we seek to:
•	launch new partners;
•	expand internationally;
•	enhance our fulfillment capabilities and increase fulfillment capacity;
•	develop new technologies and features to improve our partners’ e-commerce businesses;
•	enhance our customer care center capabilities to better serve customers’ needs and increase customer care capacity;
•	expand our marketing services business;
•	increase our general and administrative functions to support our growing operations;
•	continue our business development, sales and marketing activities; and
•	make strategic or opportunistic acquisitions of complementary or new businesses or assets or internally develop new business initiatives.
If we incur expenses at a greater pace than our revenues, we could incur additional losses.
Our substantial indebtedness could adversely affect our financial condition.
We currently have and will continue to have a significant amount of indebtedness. On June 1, 2005, we completed an offering of $57.5 million aggregate principal amount of our subordinated convertible notes due 2025. On July 5, 2007, we completed an offering of $150 million aggregate principal amount of our subordinated convertible notes due 2027. In addition, we have a secured revolving bank credit facility with a borrowing capacity of $90 million, which, subject to certain conditions, may be increased to $150 million. $30 million of borrowings were outstanding under our secured revolving bank credit facility as of June 28, 2008. Including the notes and borrowings under the credit facility, we have approximately $266.7 million of indebtedness outstanding as of June 28, 2008.
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

In addition, our secured revolving bank credit facility contains financial and other restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. In the event of default under the notes or the secured revolving bank credit facility, our indebtedness could become immediately due and payable and could adversely affect our financial condition.
Risks Related to Our Common Stock
Future sales of our common stock in the public market or the issuance of securities senior to our common stock could adversely affect the trading price of our common stock and our ability to raise funds in new securities offerings.
Future sales of our common stock, the perception that such sales could occur or the availability for future sale of shares of our common stock or securities convertible into or exercisable for our common stock could adversely affect the market prices of our common stock prevailing from time to time and could impair our ability to raise capital through future offerings of equity or equity-related securities. In addition, we may issue common stock or equity securities senior to our common stock in the future for a number of reasons, including to finance our operations and business strategy, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of stock options or for other reasons.
As of June 28, 2008, there were 2,994,558 shares available for new awards under the 2005 plan. Additionally, as of June 28, 2008 there were 3,895,159 shares of common stock that were subject to outstanding awards granted under the 2005 plan and 4,048,346 shares of common stock that were subject to outstanding awards granted under the 1996 plan. In the event of the cancellation, expiration, forfeiture or repurchase of any of these shares, such shares would become available for issuance under the 2005 plan. In order to attract and retain key personnel, we may issue additional securities, including stock options, restricted stock grants and shares of common stock, in connection with our employee benefit plans, or may lower the price of existing stock options. No prediction can be made as to the effect, if any, that sale, or the availability for sale, of substantial amounts of common stock by our existing stockholders pursuant to an effective registration statement.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3: DEFAULTS UPON SENIOR SECURITIES.
None
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS WHO ARE NOT ALSO DIRECTORS.
On June 19, 2008, we held our Annual Meeting of Stockholders. Proxies were solicited for the Annual Meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934. At the Annual Meeting, the following matters were voted on:
1. Election of the following persons as directors of GSI Commerce, Inc., to serve for a one-year term and until their successors are duly elected and qualified:

No. of Votes
Name	For	Withhold
Michael G. Rubin	39,339,902	4,944,226
M. Jeffrey Branman	39,340,848	4,943,280
Michael J. Donahue	39,315,253	4,968,875
Ronald D. Fisher	39,341,063	4,943,065
John A. Hunter	38,889,874	5,394,254
Mark S. Menell	39,341,392	4,942,736
Jeffrey F. Rayport	38,970,967	5,313,161
Lawrence S. Smith	44,112,935	171,193
Andrea M. Weiss	39,320,196	4,963,932

2. Approval of an amendment to the Company’s 2005 Equity Incentive Plan to increase the number of shares of the Company’s common stock, par value $.01 per share, reserved and issuable under the 2005 Equity Incentive Plan by 2,250,000 shares.

No. of Votes
For	Against	Abstain	Broker Non-Votes
25,861,697	14,516,373	7,445	3,898,614
3. Approval of the GSI Commerce, Inc. Leadership Team Incentive Plan.

No. of Votes
For	Against	Abstain	Broker Non-Votes
39,780,249	599,499	5,767	3,898,614
4. Approval of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm.

No. of Votes
For	Against	Abstain
43,896,192	355,269	32,668
ITEM 5: OTHER INFORMATION.
None
ITEM 6: EXHIBITS.

10.1
2005 Equity Incentive Plan, as amended (incorporated herein by reference from Appendix A to GSI Commerce, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the Securities Exchange Commission on April 25, 2008).

10.2
GSI Commerce, Inc. Leadership Team Incentive Plan (incorporated herein by reference from Appendix B to GSI Commerce, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the Securities Exchange Commission on April 25, 2008).

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
Date: August 6, 2008

GSI COMMERCE, INC.
By:	/s/ MICHAEL G. RUBIN
Michael G. Rubin
Chairman, President and Chief Executive Officer

By:	/s/ MICHAEL R. CONN
Michael R. Conn
Executive Vice President, Finance and Chief Financial Officer (principal financial officer & principal accounting officer)

EXHIBIT INDEX

Exhibit
No.	Description
10.1
2005 Equity Incentive Plan, as amended (incorporated herein by reference from Appendix A to GSI Commerce, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the Securities Exchange Commission on April 25, 2008).

10.2
GSI Commerce, Inc. Leadership Team Incentive Plan (incorporated herein by reference from Appendix B to GSI Commerce, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the Securities Exchange Commission on April 25, 2008).

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