Form 10-Q
period 2008-09-27
GSI COMMERCE INC
filed 2008-11-06
CIK 828750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
There were 47,558,168 shares of the registrant’s Common Stock outstanding as of the close of business on October 31, 2008.

GSI COMMERCE, INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 27, 2008
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

PART I
ITEM 1: FINANCIAL STATEMENTS
GSI COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	December 29,	September 27,
	2007	2008
ASSETS
Current assets:
Cash and cash equivalents	$231,511	$45,053
Accounts receivable, less allowance for doubtful accounts of $1,833 and $1,980	64,285	66,352
Inventory	47,293	53,907
Deferred tax assets	14,114	12,391
Prepaid expenses and other current assets	12,459	13,096

Total current assets	369,662	190,799

Property and equipment, net	156,774	167,617
Goodwill	82,757	173,868
Intangible assets, net of accumulated amortization of $4,972 and $14,600	16,476	50,902
Long-term deferred tax assets	45,234	67,591
Other assets, net of accumulated amortization of $14,545 and $16,764	22,737	21,412

Total assets	$693,640	$672,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,667	$58,228
Accrued expenses	98,179	76,946
Deferred revenue	17,588	23,221
Current portion of long-term debt	2,406	4,790

Total current liabilities	203,840	163,185

Convertible notes	207,500	207,500
Long-term debt	27,245	73,640
Deferred revenue and other long-term liabilities	5,634	6,929

Total liabilities	444,219	451,254

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding as of December 29, 2007 and September 27, 2008	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 46,847,919 and 47,557,405 shares issued as of December 29, 2007 and September 27, 2008 respectively; 46,847,716 and 47,557,202 shares outstanding as of December 29, 2007 and September 27, 2008, respectively	468	475
Additional paid in capital	366,400	379,221
Accumulated other comprehensive loss	(156)	(106)
Accumulated deficit	(117,291)	(158,655)

Total stockholders’ equity	249,421	220,935

Total liabilities and stockholders’ equity	$693,640	$672,189

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	September 27,	September 29,	September 27,
	2007	2008	2007	2008

Revenues:
Net revenues from product sales	$91,298	$102,139	$289,053	$332,314
Service fee revenues	45,987	84,655	125,780	243,232

Net revenues	137,285	186,794	414,833	575,546

Costs and expenses:
Cost of revenues from product sales	65,258	73,089	207,843	236,950
Marketing	10,329	11,412	32,259	40,141
Account management and operations, inclusive of $774, $1,373, $2,084 and $3,818 of stock-based compensation	36,992	58,732	100,543	175,339
Product development, inclusive of $395, $705, $1,026 and $1,788 of stock-based compensation	15,925	25,736	44,737	73,356
General and administrative, inclusive of $1,006, $2,473, $2,708 and $6,721 of stock-based compensation	11,198	17,487	31,014	51,820
Depreciation and amortization	9,129	16,868	23,744	49,503

Total costs and expenses	148,831	203,324	440,140	627,109

Loss from operations	(11,546)	(16,530)	(25,307)	(51,563)

Other (income) expense:
Interest expense	2,075	2,594	3,842	7,118
Interest income	(3,342)	(190)	(7,025)	(1,397)
Other expense, net	28	480	51	833

Total other (income) expense	(1,239)	2,884	(3,132)	6,554

Loss before income taxes	(10,307)	(19,414)	(22,175)	(58,117)
Benefit for income taxes	(4,221)	(6,575)	(8,711)	(16,753)

Net loss	$(6,086)	$(12,839)	$(13,464)	$(41,364)

Basic and diluted loss per share	$(0.13)	$(0.27)	$(0.29)	$(0.88)

Weighted average shares outstanding — basic and diluted	46,567	47,488	46,320	47,259

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 29,	September 27,
	2007	2008
Cash Flows from Operating Activities:
Net loss	$(13,464)	$(41,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22,560	39,805
Amortization	1,184	9,698
Stock-based compensation	5,818	12,327
Foreign currency exchange rate remeasurement	—	841
Loss on impairment of investment and sales of marketable securities	80	—
Loss (gain) on disposal of equipment	36	(359)
Deferred tax assets	(8,783)	(14,783)
Changes in operating assets and liabilities:
Accounts receivable, net	9,063	5,623
Inventory	(5,930)	(6,614)
Prepaid expenses and other current assets	(5,228)	510
Other assets, net	995	924
Accounts payable and accrued expenses	(45,056)	(54,937)
Deferred revenue	3,052	6,064

Net cash used in operating activities	(35,673)	(42,265)

Cash Flows from Investing Activities:
Payments for acquisitions of businesses, net of cash acquired	(92,889)	(145,001)
Cash paid for property and equipment, including internal use software	(40,301)	(46,007)
Proceeds from disposition of assets	—	1,500
Purchases of marketable securities	(263,640)	—
Sales of marketable securities	304,051	—

Net cash used in investing activities	(92,779)	(189,508)

Cash Flows from Financing Activities:
Proceeds from convertible notes	150,000	—
Borrowings on revolving credit loan	—	60,000
Repayments on revolving credit loan	—	(20,000)
Proceeds from lease financing obligations	—	7,901
Issuance costs paid for convertible notes	(5,080)	(561)
Repayments of capital lease obligations	(342)	(2,142)
Repayments of mortgage note	(135)	(152)
Proceeds from exercise of common stock options	6,544	1,342

Net cash provided by financing activities	150,987	46,388

Effect of exchange rate changes on cash and cash equivalents	26	(1,073)

Net (decrease) increase in cash and cash equivalents	22,561	(186,458)
Cash and cash equivalents, beginning of period	71,382	231,511

Cash and cash equivalents, end of period	$93,943	$45,053

Supplemental Cash Flow Information
Cash paid during the period for interest	$2,222	$5,614
Cash paid during the period for income taxes	564	628
Noncash Investing and Financing Activities:
Accrual for purchases of property and equipment	3,840	2,047
Equipment financed under capital lease	14,563	2,497
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
This quarterly report should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007, filed with the Securities and Exchange Commission (“SEC”), as updated by GSI’s Current Report on Form 8-K filed on November 4, 2008.
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
Reclassifications: The Company replaced the sales and marketing line item in its Condensed Consolidated Statements of Operations with two separate line items: (i) marketing and (ii) account management and operations. Marketing expenses include client revenue share expenses, net advertising and promotional expenses, subsidized shipping and handling expenses, and catalog expenses. These costs are derived from the Company’s e-commerce services segment. The remaining expenses that were formerly included in sales and marketing are now included within account management and operations. Account management and operations expenses include fulfillment costs, customer care costs, credit card fees, and payroll related to the buying, business management and marketing functions of the Company. This change was made to enable investors to analyze the Company’s expenses in a manner consistent with how the business is viewed internally and managed. The Company conformed this presentation for all periods presented.
In addition, the Company reclassified certain prior-year amounts to conform to the current period presentation, as follows:
•	to amortization, $1,184 for the nine months ended September 29, 2007, which was previously reported in depreciation and amortization on its Condensed Consolidated Statement of Cash Flows;
•	to other assets, net, $6,202 as of December 29, 2007, which was previously reported in equity investments on its Condensed Consolidated Balance Sheet.
These reclassifications had no effect on the Company’s previously reported net income (loss) or stockholders’ equity.
Client Revenue Share: Client revenue share charges are payments made to the Company’s clients in exchange for the use of their brand names, logos, the promotion of its clients’ URLs, Web stores and toll-free telephone numbers in clients’ marketing and communications materials, the implementation of programs to provide incentives to consumers to shop through the e-commerce businesses that the Company operates for its clients and other programs and services provided to the consumers of the e-commerce businesses that the Company operates for its clients, net of amounts reimbursed to the Company by its clients. Client revenue share is calculated as a percentage of product sales recognized from the e-commerce business that the Company operates for its individual clients. Client revenue share charges were $6,651 and $23,203 for the three- and nine-month periods ended September 27, 2008, and $5,700 and $17,496 for the three- and nine-month periods ended September 29, 2007 and are included in marketing expenses in the Condensed Consolidated Statements of Operations.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
Shipping and Handling Costs: The Company defines shipping and handling costs as only those costs incurred for a third-party shipper to transport products to consumers and these costs are included in cost of revenues from product sales to the extent the costs are less than or equal to shipping revenue. In some instances, shipping and handling costs exceed shipping charges to the consumer and are subsidized by the Company. Additionally, the Company selectively offers promotional free shipping whereby it ships merchandise to consumers free of all shipping and handling charges. The cost of promotional free shipping and subsidized shipping and handling was $595 and $3,824 for the three- and nine-month periods ended September 27, 2008, and $519 and $2,708 for the three- and nine-month periods ended September 29, 2007, and are included in marketing expenses in the Condensed Consolidated Statements of Operations.
Advertising: The Company expenses the cost of advertising, which includes online marketing fees, media, agency and production expenses, in accordance with the American Institute of Certified Public Accountant’s Accounting Standards Executive Committee’s Statement of Position 93-7, “Reporting on Advertising Costs” (“SOP 93-7”). Advertising production costs are expensed the first time the advertisement runs. Online marketing fees and media (television, radio and print) placement costs are expensed in the month the advertising appears. Agency fees are expensed as incurred. Advertising and promotional expenses are net of amounts reimbursed to the Company by its clients. Advertising costs were $3,456 and $11,470 for the three- and nine-month periods ended September 27, 2008, and $3,442 and $10,460 for the three- and nine-month periods ended September 29, 2007, and are included in marketing expenses in the Condensed Consolidated Statements of Operations.
Catalog Costs: Catalog costs consist primarily of creative design, paper, printing, postage and mailing costs, which are capitalized and amortized over the expected future revenue stream, which is generally a period not exceeding six months. The Company accounts for catalog costs in accordance with SOP 93-7, which requires the amortization of capitalized advertising costs be based upon the ratio of actual revenues to the total of actual and estimated future revenues on an individual catalog basis. Deferred catalog costs included in prepaid expenses and other current assets were $764 as of September 27, 2008 and $604 as of December 29, 2007. Catalog costs were $789 and $2,079 for the three- and nine-month periods ended September 27, 2008, and $733 and $1,758 for the three- and nine-month periods ended September 29, 2007, and are included in marketing expenses in the Condensed Consolidated Statements of Operations.
Fulfillment Costs: The Company defines fulfillment costs as personnel, occupancy and other costs associated with its fulfillment centers, personnel and other costs associated with its logistical support and vendor operations departments and third-party warehouse and fulfillment services costs. Fulfillment costs were $22,126 and $68,452 for the three- and nine-month periods ended September 27, 2008, and $15,252 and $37,997 for the three- and nine-month periods ended September 29, 2007, and are included in account management and operations in the Condensed Consolidated Statements of Operations.
Foreign Currency Translation and Transactions: The functional currency of the Company’s foreign operations is the applicable local currency. The functional currency is translated into U.S. dollars for balance sheet accounts using current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the period. The translation adjustments are recorded as a separate component of stockholders’ equity, captioned accumulated other comprehensive loss. Losses resulting from transactions denominated in foreign currencies were $483 and $841 for the three- and nine-month periods ended September 27, 2008, and $30 and $77 for the three- and nine-month periods ended September 29, 2007, are included in other expense, net in the Condensed Consolidated Statements of Operations.
Income Taxes: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes” (“SFAS 109”). In accordance with SFAS 109, the Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, is reflected in the condensed consolidated financial statements in the period of enactment. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. At September 27, 2008 and December 29, 2007, the Company’s deferred tax assets, net of deferred tax liabilities and valuation allowances, were $79,982 and $59,348, respectively.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
At the end of each interim period, the Company estimates its annual effective tax rate and applies that rate to its ordinary year-to-date earnings. Financial Accounting Standards Board’s (“FASB”) Interpretation (“FIN”) 18, “Accounting for Income Taxes in Interim Periods,” (“FIN 18”) provides that if in a separate jurisdiction, the Company anticipates an ordinary loss for the year in which a tax benefit cannot be recognized in accordance with SFAS 109, then the Company excludes the ordinary loss in that jurisdiction and the related tax benefit from the computation of its estimated annual effective tax rate. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs and is included in the annual effective tax rate. The tax expense or benefit related to significant, unusual, or extraordinary items are individually computed and recognized as a discrete item in the interim period in which the item occurs.
The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the tax environment changes. The Company has a historical seasonal pattern of reporting a net loss before income taxes in its first three quarterly interim periods offset by income before income taxes in its fiscal fourth quarter. The Company recognizes a tax benefit and increases its deferred tax assets in its interim periods as realization of the tax benefit at the end of the fiscal year is more likely than not.
The Company does not provide for U.S. taxes on its undistributed earnings of foreign subsidiaries since it intends to invest such undistributed earnings indefinitely outside of the U.S. If such amounts were repatriated, the amount of U.S. income taxes would be immaterial.
In accordance with FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”), the Company recognizes a tax benefit from an uncertain tax position only if it is “more likely than not” that the position is sustainable based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. The liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash within 12 months of the reporting date. The Company records any estimated interest or penalties from the uncertain tax position as income tax expense.
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

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
In December 2007, the FASB issued SFAS 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for an acquirer in a business combination on recognizing and measuring the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the entity acquired in its financial statements. In addition, SFAS 141(R) provides guidance on the recognition and measurement of goodwill acquired in the business combination or a gain from a bargain purchase as well as what information to disclose to enable users of the financial statements to evaluate the nature and financial impact of the business combination. SFAS 141(R) also requires recognition of assets and liabilities of noncontrolling interests acquired, fair value measurement of consideration and contingent consideration, expense recognition for transaction costs and certain integration costs, recognition of the fair value of contingencies, and adjustments to income tax expense for changes in an acquirer’s existing valuation allowances or uncertain tax positions that result from the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and shall be applied prospectively. The Company has $1,700 of deferred acquisition costs included in other assets, net in the Condensed Consolidated Balance Sheets for acquisitions that are probable of consummation. These costs will be expensed upon the adoption of SFAS 141(R) in fiscal 2009 unless the acquisitions consummate in fiscal 2008 or the acquisitions are no longer deemed probable during the fourth quarter of fiscal 2008.
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
(in thousands, except per share data)
(unaudited)
NOTE 3— FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in thousands):

	Fair Value Measurements on September 27, 2008
	Quoted Prices in
	Active Markets		Significant
	for Identical	Significant Other	Unobservable
	Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Assets
Cash and cash equivalents:
Money market funds	$—	$37,289	$—
Other assets:
Cash surrender value of life insurance policies	—	1,082	—

	$—	$38,371	$—

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE 4—PROPERTY AND EQUIPMENT
The major classes of property and equipment, at cost, as of December 29, 2007 and September 27, 2008 are as follows:

	December 29,	September 27,
	2007	2008
Computer hardware and software	$148,091	$181,460
Building and building improvements	44,213	44,704
Furniture, warehouse and office equipment, and other	38,916	40,231
Land	7,889	7,889
Leasehold improvements	4,200	4,478
Capitalized leases	17,403	27,802
Construction in progress	1,528	1,710

	262,240	308,274
Less: Accumulated depreciation	(105,466)	(140,657)

Property and equipment, net	$156,774	$167,617

The Company’s net book value in capital leases, which consist of warehouse equipment and computer hardware, was $23,771 as of September 27, 2008 and $16,095 as of December 29, 2007. Amortization of capital leases is included within depreciation and amortization expense on the Condensed Consolidated Statements of Operations. Interest expense recorded on capital leases was $425 and $954 for the three- and nine-month periods ended September 27, 2008 and $186 and $426 for the three- and nine-month periods ended September 29, 2007.
NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the changes in the carrying amount of goodwill for each of the Company’s segments:

		Interactive
	E-Commerce	Marketing
	Services	Services	Consolidated
December 29, 2007	$82,757	$—	$82,757
Purchase price adjustments	(1,945)	—	(1,945)
e-Dialog acquisition (see Note 6)	—	92,214	92,214
Foreign currency translation	842	—	842

September 27, 2008	$81,654	$92,214	$173,868

The purchase price adjustments of $1,945 in e-commerce services primarily relate to the allocation of purchase price to intangible assets in the Zendor.com Ltd. acquisition.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The Company’s intangible assets are as follows:

			Weighted-
	December 29,	September 27,	Average
	2007	2008	Life
Gross carrying value of intangible assets subject to amortization:
Customer contracts	$17,282	$38,773	2.5
Non-compete agreements	3,838	3,838	3.0
Purchased technology	—	4,493	4.0
Trade name	82	470	1.1
Foreign currency translation	—	(192)

	21,202	47,382	2.5

Accumulated amortization:
Customer contracts	(4,570)	(12,246)
Non-compete agreements	(320)	(1,279)
Purchased technology	—	(768)
Trade name	(82)	(341)
Foreign currency translation	—	34

	(4,972)	(14,600)

Net carrying value:
Customer contracts	12,712	26,527
Non-compete agreements	3,518	2,559
Purchased technology	—	3,725
Trade name	—	129
Foreign currency translation	—	(158)

Total amortized intangible assets, net	16,230	32,782

Indefinite life intangible assets:
Trade name	246	18,120

Total intangible assets	$16,476	$50,902

Amortization expense of intangible assets was $3,880 and $9,665 for the three- and nine-month periods ended September 27, 2008 and $377 and $1,151 for the three- and nine-month periods ended September 29, 2007. Estimated future amortization expense related to intangible assets as of September 27, 2008, which does not reflect any foreign currency translation effects, is as follows:

Fiscal 2008	$3,889
Fiscal 2009	9,712
Fiscal 2010	7,892
Fiscal 2011	5,641
Fiscal 2012	2,538
Thereafter	3,268

$32,940

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
In accordance with SFAS 141, the total purchase price is $149,316, including estimated acquisition-related transaction costs of $1,643. Acquisition-related transaction costs include advisory, legal and other external costs directly related to the merger. e-Dialog’s results of operations are included in the Company’s Condensed Consolidated Statement of Operations beginning on February 13, 2008. The preliminary allocation of the purchase price was based on a preliminary valuation, and the Company’s estimates and assumptions are subject to change. The areas of the purchase price allocation that are not yet finalized relate primarily to goodwill and deferred income taxes, as the Company is still in the process of completing its valuation of e-Dialog’s net assets. Final adjustments could result in a materially different allocation of the purchase price, which would affect the value assigned to the tangible and/or intangible assets and amount of depreciation and amortization expense recorded.
The following table summarizes the preliminary estimated fair values of the e-Dialog assets acquired and liabilities assumed, including cash acquired, as of the acquisition date:

Total current assets	$17,068
Property, plant and equipment	4,530
Goodwill	92,214
Identifiable intangible assets:
Customer contracts	19,470
Internal-developed software	4,493
Trade name	17,874

Total assets acquired	155,649
Total current liabilities	(6,258)
Total non-current liabilities	(75)

Total liabilities assumed	(6,333)

Net assets acquired	$149,316

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

	Three Months Ended		Nine Months Ended
	September 29,	September 27,	September 29,	September 27,
	2007	2008	2007	2008
Net revenues	$147,137	$186,794	$441,317	$580,517
Net loss	$(6,630)	$(12,839)	$(16,281)	$(44,572)

Basic and diluted loss per share:	$(0.14)	$(0.27)	$(0.35)	$(0.94)
Zendor.com Ltd.
On December 14, 2007, the Company completed the acquisition of Zendor.com Ltd. (“Zendor”) pursuant to the terms of an Agreement and Plan of Merger dated November 30, 2007 (“Zendor Agreement”). Zendor is a United Kingdom-based provider of fulfillment, customer care and e-commerce solutions. The Company believes the acquisition establishes it as an end-to-end e-commerce solution provider capable of delivering integrated, multichannel e-commerce solutions to both the U.K. and global retailers and brands. As consideration for the acquisition of Zendor, the Company paid $9,920 in cash, including acquisition-related transaction costs of approximately $1,300. Acquisition-related transaction costs include advisory, legal and other external costs directly related to the merger. Included in the acquisition cost is $833 paid to Zendor in the first quarter of fiscal 2008 representing the excess value of Zendor’s net assets on the acquisition date over a targeted threshold, as defined in the Zendor Agreement. Zendor’s results of operations are included in the Company’s results of operations beginning on the acquisition date of December 14, 2007. The acquisition was funded by the Company from its working capital.
In accordance with SFAS 141, the preliminary allocation of the purchase price over the estimated fair value of the tangible and identifiable intangible assets acquired resulted in $1,093 recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and the Company’s estimates and assumptions are subject to change. The areas of the purchase price that are not yet finalized relate primarily to goodwill and deferred income taxes, as the Company’s valuation of Zendor’s net assets is not complete. Final adjustments could result in a materially different allocation of the purchase price, which would affect the value assigned to tangible and/or intangible assets acquired from Zendor. The following table summarizes the preliminary estimated fair values of the Zendor assets acquired and liabilities assumed, including cash acquired, as of the acquisition date:

Total current assets	$9,830
Property, plant and equipment	3,281
Goodwill	1,093
Identifiable intangible assets:
Customer contracts	2,155
Trade name	388

Total assets acquired	16,747

Total liabilities assumed	(6,827)

Net assets acquired	$9,920

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
Accretive Commerce, Inc.
On September 10, 2007, the Company completed the acquisition of Accretive Commerce, Inc. (“Accretive”) pursuant to the terms of an Agreement and Plan of Merger dated August 16, 2007 (“Accretive Agreement”). Accretive is an e-commerce solutions provider that offers e-commerce technology, customer care and fulfillment solutions as well as related services. Accretive’s clients are primarily in the merchandise categories of apparel, home, health and beauty, and specialty foods. The Company believes the acquisition of Accretive strengthens its position in the e-commerce industry and enhances stockholder value by expanding its infrastructure and expanding its client base. As consideration for the acquisition of Accretive, the Company paid approximately $98,200 in cash, of which $11,300 is being held in escrow for a period of 18 months to secure the indemnification obligations under the Accretive Agreement. The acquisition was financed by the Company from its working capital.
In accordance with SFAS 141, the total purchase price is $98,600, including acquisition-related transaction costs of approximately $400. Acquisition-related transaction costs include advisory, legal and other external costs directly related to the merger. Accretive’s results of operations are included in the Company’s Condensed Consolidated Statement of Operations beginning on the acquisition date of September 10, 2007. The following table summarizes the fair values of the Accretive assets acquired and liabilities assumed, including cash acquired, as of the acquisition date:

Total current assets	$16,802
Property, plant and equipment	9,197
Identifiable intangible assets:
Customer contracts	15,008
Employee non-compete agreements	3,838
Goodwill	61,916
Other assets	8,638

Total assets acquired	115,399
Total current liabilities	(14,962)
Total non-current liabilities	(1,837)

Total liabilities assumed	(16,799)

Net assets acquired	$98,600

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

	December 29,			Other	September 27,
	2007	Additions	Payments	Adjustments	2008
Severance payments	$2,667	$45	$(2,209)	$(343)	$160
Lease payments	2,824	59	(234)	(2,279)	370

	$5,491	$104	$(2,443)	$(2,622)	$530

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE 7—LONG-TERM DEBT AND CREDIT FACILITY
The following table summarizes the Company’s long-term debt as of:

	December 29,	September 27,
	2007	2008

Convertible notes	$207,500	$207,500
Notes payable	12,858	12,708
Capital lease obligations	16,793	25,722
Credit facilities	—	40,000

	237,151	285,930
Less: Current portion of notes payable	(193)	(180)
Less: Current portion of capital lease obligations	(2,213)	(4,610)

	$234,745	$281,140

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
Note Payable
In fiscal 2004, a wholly-owned subsidiary of the Company entered into an agreement to purchase a new corporate headquarters in King of Prussia, Pennsylvania, together with an option to purchase an additional parcel of land. The purchase price for the building was $17,000. In connection with the purchase of the corporate headquarters, a wholly-owned subsidiary of the Company entered into a $13,000 mortgage note collateralized by a first lien on substantially all of the assets of that subsidiary. The mortgage note bears interest at 6.32% per annum and has a maturity date of July 2014, at which time the Company is required to pay the remaining principal balance of approximately $11,100. The Company, in accordance with the terms of the mortgage note, provided a letter of credit in the amount of $3,000 as additional security and in fiscal 2005 completed initial capital improvements to the building reducing the letter of credit to $1,000 in accordance with the terms of the mortgage note. The Company is required to pledge $1,000 of its cash equivalents as collateral for the letter of credit. This collateral is classified as restricted cash and included in other assets, net on the balance sheet as of September 27, 2008 and December 29, 2007. The letter of credit may be reduced further to $500 if the Company has positive income for fiscal years 2007 and 2008, respectively.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
Capital Lease Obligations
Certain of the Company’s warehouse equipment and computer hardware have been acquired under capital leases. The capital leases have maturity dates ranging from February 2009 to August 2014 and bear interest at rates ranging from 3.4% to 6.6% per annum. Capital lease obligations are as follows:

September 27,
2008

Gross capital lease obligations	$30,377
Less: imputed interest	(4,655)

Total present value of future minimum lease payments	25,722
Less: current portion	(4,610)

Long-term portion	$21,112

Credit Facilities
In fiscal 2006, the Company entered into a $5,000 one-year unsecured revolving credit facility with a bank. The credit facility provided for the issuance of up to $5,000 of letters of credit, which was included in the $5,000 available under the credit facility. In January 2008, this credit facility was replaced with a $2,000 credit facility with the same bank. The $2,000 credit facility is available only for the issuance of letters of credit. The Company had $2,000 of outstanding letters of credit under the credit facility as of September 27, 2008 and $179 of outstanding letters of credit under the credit facility as of December 29, 2007.
In January 2008, the Company obtained a secured revolving credit facility that matures in January 2013 with a syndicate of banks with an initial availability of $75,000. Subject to certain conditions, the credit facility may be increased to $150,000. In May 2008, the Company expanded the credit facility by $15,000 thereby increasing the availability under the credit facility to $90,000. The $90,000 credit facility provides for the issuance of up to $20,000 of letters of credit, which is included in the $90,000 available under the credit facility. The credit facility is collateralized by substantially all of the Company’s assets. The Company may elect to have amounts outstanding under the credit facilities bear interest at either a LIBOR rate plus an applicable margin of 0.75% to 1.50%, the prime rate plus an applicable margin of 0.75% to 1.50%, or at the Federal Funds Open Rate plus 0.5%. The applicable margin is determined by the leverage ratio of funded debt to EBITDA, as defined in the credit facility. The Company had $40,000 of outstanding borrowings and $415 of outstanding letters of credit under the secured revolving credit facility as of September 27, 2008.
NOTE 8—COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company is involved in various litigation incidental to its business, including alleged contractual claims, claims relating to infringement of intellectual property rights of third parties and claims relating to the manner in which goods are sold through its integrated platform. The Company does not believe, based on current knowledge, that any of these claims are likely to have a material adverse effect on its business, financial position or results of operations. However, the Company may incur substantial expenses and devote substantial time to defend third-party claims whether or not such claims are meritorious. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability and may be required to implement expensive changes in its business practices or enter into costly royalty or licensing agreements. Such a determination adverse to the Company could have a material adverse effect on the Company’s business, financial position or results of operations. Expenditures for legal costs are expensed as incurred.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
Operating and Capital Commitments
The following summarizes the Company’s principal operating and capital commitments as of September 27, 2008:

	Payments due by fiscal year
	2008	2009	2010	2011	2012	Thereafter	Total

Operating lease obligations(1)	$4,556	$16,465	$14,308	$10,943	$7,660	$17,979	$71,911
Purchase obligations(1)	91,039	5,953	5,953	992	—	—	103,937
Advertising and media agreements(1)	37	—	—	—	—	—	37
Client revenue share payments(1)	3,773	24,836	27,190	27,683	20,818	62,557	166,857
Debt interest(1)	3,940	7,631	6,613	5,881	5,869	15,969	45,903
Debt obligations	45	399	57,695	209	220	201,640	260,208
Capital lease obligations, including interest(2)	1,782	6,038	5,897	5,814	5,493	5,353	30,377

Total	$105,172	$61,322	$117,656	$51,522	$40,060	$303,498	$679,230

(1)	Not required to be recorded in the Condensed Consolidated Balance Sheet as of September 27, 2008 in accordance with accounting principles generally accepted in the United States of America.

(2)	Capital lease obligations, excluding interest, are recorded in the Condensed Consolidated Balance Sheets.
Approximately $1,489 of unrecognized tax benefits have been recorded as liabilities as of September 27, 2008, in accordance with FIN 48, and the Company is uncertain as to if or when such amounts may be settled; as a result, these obligations are not included in the table above. Changes to these tax contingencies that are reasonably possible in the next 12 months are not expected to be material.
NOTE 9—STOCK AWARDS
The Company currently maintains the 2005 Equity Incentive Plan (“the Plan”) which provides for the grant of equity to certain employees, directors and other persons. As of September 27, 2008, 2,893 shares of common stock were available for future grants under the Plan. The equity awards granted under the Plan generally vest at various times over periods ranging up to five years and have terms of up to ten years after the date of grant, unless the optionee’s service to the Company is interrupted or terminated. Stock appreciation rights (“SARs”) may be granted under the Plan either alone or in tandem with stock options. No SARs have been granted to date under the plan.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
Stock Options and Warrants
The following table summarizes the stock option activity for the nine-month period ended September 27, 2008:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	(in thousands)	Price	Life (in years)	Value
Outstanding at December 29, 2007	4,163	$9.94
Granted	—	—
Exercised	(114)	$11.27
Forfeited/Cancelled	(10)	$13.58

Outstanding at September 27, 2008	4,039	$9.90	3.97	$23,112

Vested and expected to vest at September 27, 2008	4,039	$9.90	3.97	$23,111

Exercisable at September 27, 2008	4,035	$9.90	3.97	$23,095

The total intrinsic value of options exercised during the three- and nine-month periods ended September 27, 2008 was $147 and $424 determined as of the date of exercise. Cash proceeds from options exercised during the nine months ended September 27, 2008 was $1,285. The total stock-based compensation cost recognized for stock options for the three-month period ended September 27, 2008 was $16 and for the nine-month period ended September 27, 2008, the Company recognized a stock-based compensation benefit of $37 due to forfeited shares in excess of the Company’s estimated forfeiture rate. The total stock-based compensation cost recognized for stock options for the three- and nine-month periods ended September 29, 2007 was $160 and $429.
The following table summarizes the warrant activity for the nine-month period ended September 27, 2008:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	(in thousands)	Price	Life (in years)	Value
Outstanding at December 29, 2007	230	$3.01
Granted	—	$—
Exercised	(8)	$7.63
Forfeited/Cancelled	(5)	$7.19

Outstanding at September 27, 2008	217	$2.76	2.48	$2,731

Vested and expected to vest at September 27, 2008	217	$2.76	2.48	$2,731

Exercisable at September 27, 2008	17	$5.78	2.02	$164

The total intrinsic value of the warrants exercised for the three- and nine-month periods ended September 27, 2008 was $65 determined as of the date of exercise. Cash proceeds from warrant exercises during the three months ended September 27, 2008 was $57. No warrants were granted by the Company during the three and nine-month periods ended September 27, 2008. No warrant activity took place during the nine months ended September 29, 2007.

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
The following summarizes the restricted stock unit activity for the nine-month period ended September 27, 2008:

		Weighted
	Number of	Average
	Shares	Grant Date
	(in thousands)	Fair Value
Nonvested shares at December 29, 2007	1,870	$23.40
Granted	2,546	$14.18
Vested	(596)	$13.04
Forfeited/Cancelled	(240)	$18.68

Nonvested shares at September 27, 2008	3,580	$18.89

The total intrinsic value of restricted stock units vested during the three- and nine-month periods ended September 27, 2008 was $1,004 and $7,764 determined based on the grant date fair value. The total stock-based compensation cost recognized for restricted stock units for the three- and nine-month periods ended September 27, 2008 was $3,748 and $10,290 and for the three- and nine-month periods ended September 29, 2007 was $1,751 and $4,592.
Restricted Stock Awards
The Company also has issued restricted stock awards to certain employees. The grant-date fair value of restricted stock awards is based on the market price of the stock, and compensation cost is amortized to expense on a straight-line basis over the vesting period during which employees perform services.
During the nine-month period ended September 27, 2008, the Company granted restricted stock awards for 301 shares. The weighted average fair value of the restricted stock awards granted during the nine-month period ended September 27, 2008 was $16.47. For the three month period ended September 27, 2008, four shares vested with a weighted average grant date fair value of $9.31 and an intrinsic value of $70 and for the nine month period ended September 27, 2008 restricted stock awards for five shares vested with a weighted average grant date fair value of $9.51 and an intrinsic value of $77. The total stock-based compensation cost recognized for restricted stock awards for three- and nine-month periods ended September 27, 2008 was $534 and $1,315 and for the three- and nine-month periods ended September 29, 2007 was $11 and $37.
NOTE 10—INCOME TAXES
Until fiscal 2006, in the opinion of management, the Company was not certain of the realization of its deferred tax assets. Thus, a valuation allowance had been provided against federal and state deferred tax assets. In fiscal 2006, the Company evaluated the need for a full valuation allowance and concluded that a portion of the valuation allowance should be reduced. The Company determined that it is more likely than not that it will realize the benefit of a portion of these deferred tax assets. This was based primarily on the Company’s earnings history over the prior three fiscal years as well as expected future taxable income.
The Company’s tax provision for the nine months ended September 27, 2008 was determined using an estimate of its annual effective tax rate which is 31.2% for fiscal 2008 plus any discrete items that effect taxes that occur during the quarter. The effective tax rate is lower than the 35% federal statutory tax rate primarily due to permanent items and the benefit of foreign losses recorded at a rate less than the U.S. statutory rate, partially offset by the benefit from state taxes. FIN 18 provides that if in a separate jurisdiction, the Company anticipates an ordinary loss for the year in which a tax benefit cannot be recognized in accordance with SFAS 109, the Company should exclude the ordinary loss in that jurisdiction and the related tax benefit from the computation of the estimated annual effective tax rate. Estimated annual losses of $4,828 from international operations yield no tax benefit and were removed from the calculation of the annual effective tax rate. The Company does not provide for U.S. taxes on its undistributed earnings of foreign subsidiaries since it intends to invest such undistributed earnings indefinitely outside of the U.S.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The reported effective tax rate for the nine months ended September 27, 2008 was 28.8%. The annual effective tax rate of 31.2% is different from the actual tax rate of 28.8% primarily due to the losses in some foreign operations that generate no tax benefit and therefore they are not included in the pre-tax book income calculation for the effective tax rate.
The total amount of liabilities, interest and penalties related to uncertain tax positions and recognized in the balance sheet as of September 27, 2008 was $1,604. During the first nine months of 2008, the Company recorded a $277 increase in liabilities, including interest and penalties for uncertain tax positions that were recorded as income tax expense.
NOTE 11—LOSS PER SHARE
Basic net loss per share for all periods has been computed in accordance with SFAS 128, “Earnings per Share.” Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the fiscal year.
The amounts used in calculating loss per share data are as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 27,	September 29,	September 27,
	2007	2008	2007	2008

Net loss for basic and diluted earnings per share	$(6,086)	$(12,839)	$(13,464)	$(41,364)

Weighted average shares outstanding — basic and diluted	46,567	47,488	46,320	47,259

Net loss per common share — basic and diluted	$(0.13)	$(0.27)	$(0.29)	$(0.88)

The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on net loss per share would have been anti-dilutive for the three- and nine-month periods ended:

	September 29,	September 27,
	2007	2008
Stock units and awards	1,753	3,881
Stock options and warrants	4,624	4,256
Convertible notes	8,229	8,229

	14,606	16,366

The potential number of common shares and dilution from the Company’s Series A Junior Participating Preferred Stock from its Stockholders Right Plan cannot be determined because these shares are not exercisable unless certain future contingent events occur.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE 12—COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	September 29,	September 27,	September 29,	September 27,
	2007	2008	2007	2008

Net loss	$(6,086)	$(12,839)	$(13,464)	$(41,364)
Other comprehensive income (loss):
Net unrealized gain on available-for-sale securities, net of tax	(88)	—	10	—
Reclassification adjustment for losses realized in net income	80	—	80	—
Cumulative translation adjustment	46	(6)	32	50

Other comprehensive income (loss)	38	(6)	122	50

Comprehensive loss	$(6,048)	$(12,845)	$(13,342)	$(41,314)

NOTE 13—SEGMENTS
At the end of fiscal 2007, the Company had one reportable segment: e-commerce services. Due to the acquisition of e-Dialog in February 2008, the Company changed the way the business is managed and evaluated the impact on segment reporting and determined that its business now consists of two reportable segments: e-commerce services and interactive marketing services. Segment reporting is reflected for all periods presented, and prior period information is presented in a manner that is consistent with the current period segment reporting.
For e-commerce services, the Company delivers customized solutions to its clients through an integrated platform which is comprised of three components: technology, fulfillment and customer care. The Company offers each of the platform’s components on a modular basis, or as part of an integrated, end-to-end solution. For interactive marketing services, the Company offers a full suite of online interactive marketing, advertising, e-mail and design services.
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

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The following tables present summarized information by segment:

	Three Months Ended September 29, 2007
	E-Commerce	Interactive	Intersegment
	Services	Marketing Services	Eliminations	Consolidated
Net revenues	$134,121	$7,127	$(3,963)	$137,285
Costs and expenses before depreciation, amortization and stock-based compensation expense	135,621	5,869	(3,963)	137,527
Operating (loss) income before depreciation, amortization and stock-based compensation expense	(1,500)	1,258	—	(242)
Depreciation and amortization				9,129
Stock-based compensation expense				2,175

Loss from operations				(11,546)

Interest expense				2,075
Interest income				(3,342)
Other expense, net				28

Loss before income taxes				$(10,307)

	Three Months Ended September 27, 2008
	E-Commerce	Interactive	Intersegment
	Services	Marketing Services	Eliminations	Consolidated
Net revenues	$168,097	$23,132	$(4,435)	$186,794
Costs and expenses before depreciation, amortization and stock-based compensation expense	166,082	20,258	(4,435)	181,905

Operating income before depreciation, amortization and stock-based compensation expense	2,015	2,874	—	4,889
Depreciation and amortization				16,868
Stock-based compensation expense				4,551

Loss from operations				(16,530)

Interest expense				2,594
Interest income				(190)
Other expense, net				480

Loss before income taxes				$(19,414)

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

	Nine Months Ended September 29, 2007
	E-Commerce	Interactive	Intersegment
	Services	Marketing Services	Eliminations	Consolidated
Net revenues	$407,065	$18,040	$(10,272)	$414,833
Costs and expenses before depreciation, amortization and stock-based compensation expense	404,808	16,042	(10,272)	410,578

Operating income before depreciation, amortization and stock-based compensation expense	2,257	1,998	—	4,255
Depreciation and amortization				23,744
Stock-based compensation expense				5,818

Loss from operations				(25,307)

Interest expense				3,842
Interest income				(7,025)
Other expense, net				51

Loss before income taxes				$(22,175)

	Nine Months Ended September 27, 2008
	E-Commerce	Interactive	Intersegment
	Services	Marketing Services	Eliminations	Consolidated
Net revenues	$531,632	$56,746	$(12,832)	$575,546
Costs and expenses before depreciation, amortization and stock-based compensation expense	528,834	49,277	(12,832)	565,279

Operating income before depreciation, amortization and stock-based compensation expense	2,798	7,469	—	10,267
Depreciation and amortization				49,503
Stock-based compensation expense				12,327

Loss from operations				(51,563)

Interest expense				7,118
Interest income				(1,397)
Other expense, net				833

Loss before income taxes				$(58,117)

Included in the Intersegment Eliminations column are transactions that the Company’s segments enter into with one another, which primarily include:
•	the Company’s E-Commerce Services segment generates revenues by selling information technology services to our Interactive Marketing Services segment

•	the Company’s Interactive Marketing Services segment generates revenues by selling online marketing, advertising, email and design services to our E-Commerce Services segment

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE 14—SUBSEQUENT EVENTS
On October 5, 2008, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Innotrac Corporation, a Georgia corporation (“Innotrac”). Upon the terms and subject to the conditions of the Merger Agreement, Innotrac will become a wholly owned subsidiary of the Company (the “Merger”). The Merger Agreement provides that the Company will acquire Innotrac for $52,000, consisting of cash of $22,000 and shares of the Company’s common stock valued at $30,000. The cash amount and the number of shares to be received are subject to adjustment under certain circumstances. At the Company’s option, all or a portion of the stock component may be paid in cash. The Company believes the addition of Innotrac will strengthen its position in the e-commerce industry and enhance stockholder value by increasing its client base and expanding its North American fulfillment and customer care and capacity.
Based on the Merger Agreement, the number of shares to be issued as the stock component of the merger consideration will be calculated based on the volume weighted average price of the Company’s common stock during the 20 trading days ending on (and including) the third trading day prior to the scheduled date of the special meeting of Innotrac’s shareholders to approve the merger, referred to as the “GSI Average Price.” Assuming the GSI Average Price is within the range of $11.12 to $20.85, and the Company does not opt to pay any portion of the stock merger consideration in cash, the total number of shares the Company will issue will range from 2,302 to 1,439. However, if the GSI Average Price is less than $11.12, either Innotrac or the Company has the option to terminate the Merger Agreement unless, in the case of a termination by Innotrac, the Company agrees to pay the stock portion of the merger consideration either in stock and/or cash with a value of $25,600 in the aggregate. If the Company decided to pay this entire amount in stock, the aggregate number of shares of the Company’s common stock to be issued to Innotrac shareholders in this situation would be determined by dividing $25,600 by the GSI Average Price.
The acquisition is expected to close during the first half of fiscal 2009, subject to customary and other closing conditions, including regulatory and Innotrac shareholder approvals. The determination of accounting treatment will depend upon whether the merger closes in fiscal 2008, in which case SFAS 141 will apply, or fiscal 2009, in which case SFAS 141(R) will apply. See Note 2, “Summary of Significant Accounting Policies” for detail on the accounting treatment of SFAS 141(R).

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements, as defined under federal securities law. The words “look forward to,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “could,” “guidance,” “potential,” “opportunity,” “continue,” “project,” “forecast,” “confident,” “prospects,” “schedule,” “designed,” “future,” “discussions,” “if” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, consumer spending, the financial markets and the industries in which we and our clients operate, changes affecting the Internet and e-commerce, our ability to develop and maintain relationships with strategic clients and suppliers and the timing of our establishment, extension or termination of our relationships with strategic clients, our ability to timely and successfully develop, maintain and protect our technology, confidential and proprietary information, and product and service offerings and execute operationally, our ability to attract and retain qualified personnel, our ability to successfully integrate our acquisitions of other businesses, and the performance of acquired businesses. More information about potential factors that could affect us are described in Part I, Item 1A of this Quarterly Report on Form 10-Q. We expressly disclaim any intent or obligation to update these forward-looking statements.
Executive Overview
Our Business:
•
We are a leading provider of services for e-commerce and interactive marketing services to large business-to-consumer enterprises, which we call clients. Beginning in the first quarter of fiscal 2008, we changed the way the business is managed and now operate in two reportable business segments: e-commerce services and interactive marketing services. For e-commerce services, we deliver customized solutions to clients through an integrated platform, which is comprised of three components: technology, fulfillment and customer care. We offer each of the platform’s components on a modular basis, or as part of an integrated, end-to-end solution. For interactive marketing services, we offer a full suite of online interactive marketing, advertising, e-mail and design services.

•
We derive virtually all of our revenues from sales of products by us through our clients’ e-commerce businesses, service fees earned by us in connection with the development and operation of our clients’ e-commerce businesses, and service fees earned by us through our provision of interactive marketing services.

•
We generate the majority of our cash from operating activities in our fourth fiscal quarter due to the seasonality of our business. In our first fiscal quarter, we typically use cash from operating activities to satisfy accounts payable and accrued expenses incurred in the fourth fiscal quarter of our prior fiscal year. We typically have not generated any cash from operating activities in our second and third fiscal quarters.

Significant Events:
•
In January 2008, we entered into a revolving secured bank line of credit with an initial borrowing availability of $75 million, which may be increased to $150 million subject to certain conditions. In May 2008 we increased the line of credit by $15 million, which expanded the total borrowing availability to $90 million. The five-year, revolving secured line of credit is available to us for working capital and general corporate purposes, including possible acquisitions, and contains certain financial and negative covenants with which we must comply. As of September 27, 2008, $40 million was outstanding under the line of credit.

•
In February 2008, we acquired e-Dialog, Inc., a Lexington, Mass.—based market-leading provider of advanced e-mail marketing services and solutions to more than 100 companies in the U.S. and Europe for $149.3 million, including acquisition costs. We expect the acquisition to expand the breadth and depth of our interactive marketing services capabilities, our reach into existing and new vertical markets, and our growing European presence.

•
In October 2008, we entered into an Agreement and Plan of Merger with Innotrac Corporation, a Duluth, GA.-based e-commerce fulfillment and customer care services provider for approximately $52 million, consisting of cash of $22 million and shares of our common stock valued at $30 million, which is subject to adjustment. We believe the acquisition will strengthen our position in the e-commerce industry and enhance our stockholder value by expanding our fulfillment and customer care capacity and increasing our client base.

Outlook:
•
While we expect the opportunity for e-commerce to continue to grow, we also anticipate continuing intense competition. We compete with in-house solutions and a variety of third-party vendors that provide one or more components of an e-commerce solution. To satisfy our existing clients and to continue to attract new clients, we offer a complete integrated solution designed to increase efficiencies and improve integration. This includes a high level of direct-to-consumer expertise and infrastructure. Through our solution, we help our clients grow their e-commerce businesses and use their e-commerce businesses as a channel to complement and enhance their offline businesses. Our solution is provided to clients on an integrated platform that includes shared technology, logistics and customer care, supporting infrastructure and interactive marketing services. To differentiate our solution in the marketplace, we continually add new services and functions to our platform. As part of our continuing efforts to add value to our platform, we evaluate opportunities to acquire complementary or new businesses or assets.

•
Our objective is to grow our business by expanding the e-commerce businesses of our existing clients, by adding new clients, by expanding internationally, by generating incremental revenue from interactive marketing and other services, and selectively through acquisitions.

Results of Operations
Three-month period ended September 29, 2007 and September 27, 2008 (amounts in tables in millions):
Net Revenues
We derive virtually all of our revenues from sales of products by us through our clients’ e-commerce businesses, service fees earned by us in connection with the development and operation of our clients’ e-commerce businesses, and through service fees earned by us through our provision of interactive marketing services.
Net Revenues from Product Sales. Net revenues from product sales are derived from the sale of products by us through our clients’ e-commerce Web stores. Net revenues from product sales are net of allowances for returns and discounts and include outbound shipping charges and other product-related services such as gift wrapping and monogramming. We recognize revenue from product sales and shipping when products are shipped and title and significant risks of ownership passes to our client.
Service Fee Revenues. E-commerce service fee revenues are generated based on a client’s use of one or more of our integrated platform components or elements of those components, which include technology, fulfillment and customer care. E-commerce service fee revenues are also generated from professional and technology services. Interactive marketing services service fee revenues are generated from our provision of online marketing, advertising, email and design services. Service fee revenues can be fixed or variable and can be based on the activity performed or the value of merchandise sold.

					Third Qtr Fiscal 2008
					vs.
					Third Qtr Fiscal 2007
	Third Qtr Fiscal 2007		Third Qtr Fiscal 2008		Change	Change
Net Revenues by Type:
Net revenues from product sales	$91.3	66%	$102.1	55%	$10.8	12%
Service fee revenues	46.0	34%	84.7	45%	38.7	84%

Total net revenues	$137.3	100%	$186.8	100%	$49.5	36%

Net Revenues by Segment:
E-Commerce services	$134.2	98%	$168.1	90%	$33.9	25%
Interactive marketing services	7.1	5%	23.1	12%	16.0	225%
Intersegment eliminations	(4.0)	(3%)	(4.4)	(2%)	(0.4)	10%

Total net revenues	$137.3	100%	$186.8	100%	$49.5	36%

Net Revenues by Type
Net Revenues from Product Sales. Net revenues from product sales increased $10.8 million in the third quarter of fiscal 2008. This increase is primarily due to revenue growth from our professional sports league clients and an increase in shipping revenue, partially offset by a decrease in sales in our electronics category. The increase was due to a $4.7 million increase in revenues from clients that operated for the entirety of both periods, a $3.6 million increase in revenues from clients that initially began generating revenue during the third quarter of fiscal 2007 which includes new clients as a result of our acquisition of Accretive Commerce, Inc. (“Accretive”), which closed during the third quarter of fiscal 2007, and a $2.5 million increase in revenues from clients that launched after the third quarter of fiscal 2007. Shipping revenue for all clients for which we provide fulfillment services was $22.3 million for the third quarter of fiscal 2008 and $15.2 million for the third quarter of fiscal 2007.
Service Fee Revenues. Service fee revenues increased $38.7 million in the third quarter of fiscal 2008. This increase was primarily due to the additions of Accretive and e-Dialog, Inc. (“e-Dialog”), which we acquired in the first quarter of fiscal 2008, as well as growth from clients that operated for the entirety of both periods. We had $17.2 million increase from clients that launched after the third quarter of fiscal 2007, including contributions from e-Dialog, a $15.6 million increase from clients that initially began generating revenue during the third quarter of fiscal 2007, which includes new clients as a result of our acquisition of Accretive, and a $5.9 million increase for clients that operated for the entirety of both periods.
Net Revenues by Segment
E-Commerce Services Segment Revenues. Net revenues from product sales increased from $91.3 million to $102.1 million in the third quarter of fiscal 2008, and service fee revenues increased from $42.9 million to $66.0 million in the third quarter of fiscal 2008. The $33.9 million increase in net revenues from our e-commerce services segment was due to a $19.0 million increase from clients that initially began generating revenue during the third quarter of fiscal 2007 which includes new clients as a result of our acquisition of Accretive, a $9.6 million increase from clients that that operated for the entirety of both periods, and a $5.3 million increase from clients that launched after the third quarter of fiscal 2007.
Of the $33.9 million increase, there was a $23.1 million increase in service fee revenues in our e-commerce services segment and a $10.8 million increase in net revenues from product sales in our e-commerce services segment. The $23.1 million service fee revenue increase was due to a $15.4 million increase in revenues from clients that launched during the third quarter of fiscal 2007 which includes new clients as a result of our acquisition of Accretive, a $4.9 million increase in revenues from clients that operated for the entirety of both periods, and a $2.8 million increase from clients that launched after the third quarter of fiscal 2007. See the discussion above under Net Revenues by Type — Net Revenues from Product Sales for an explanation of the $10.8 million increase in net revenues from product sales.
Interactive Marketing Services Segment Revenues. Net revenues increased $16.0 million due primarily to the acquisition of e-Dialog in February 2008. We also experienced growth in our online marketing, design, and digital photo studio practices.
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
Marketing. Marketing expenses consist primarily of net client revenue share charges, promotional free shipping and subsidized shipping and handling costs, catalog costs, and net advertising and promotional expenses. All marketing expenses are incurred by our e-commerce services segment and generally support product sales.
Account Management and Operations. Account management and operations consist primarily of costs to operate our fulfillment centers and customer care centers, credit card fees, and payroll related to our buying, business management, operations and marketing functions.

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
Depreciation and Amortization. Depreciation and amortization expenses relate primarily to the depreciation or amortization of the capitalized costs for our purchased and internally-developed technology, including a portion of the cost related to the employees that developed such technology, hardware and software, furniture and equipment at our corporate headquarters, our fulfillment centers and our customer care centers, the depreciation of the facilities owned by us, and the amortization of acquisition-related intangible assets.

					Third Quarter of Fiscal 2008
	Third Quarter		Third Quarter		vs.
	of Fiscal 2007		of Fiscal 2008		Third Quarter of Fiscal 2007
		% of		% of
		Net		Net
	$	Revenues	$	Revenues	$ Change	% Change
Cost of revenues from product sales	$65.3	47.6%	$73.1	39.1%	$7.8	11.9%
Marketing	10.3	7.5%	11.4	6.1%	1.1	10.7%
Account management and operations	37.0	26.9%	58.7	31.4%	21.7	58.6%
Product development	15.9	11.6%	25.7	13.8%	9.8	61.6%
General and administrative	11.2	8.2%	17.5	9.4%	6.3	56.3%
Depreciation and amortization	9.1	6.6%	16.9	9.0%	7.8	85.7%

Total costs and expenses	$148.8	108.4%	$203.3	108.8%	$54.5	36.6%

Cost of Revenues from Product Sales:

	Third Qtr	Third Qtr
	Fiscal 2007	Fiscal 2008
Cost of revenues from product sales	$65.3	$73.1
As a percentage of net revenues from product sales	71.5%	71.6%
The decrease in cost of revenues as a percentage of net revenues from 47.6% to 39.1% was primarily due to the larger percentage increase in service fees over the percentage increase in product sales, as service fees have no associated cost of revenue.
Cost of revenues from product sales as a percentage of net revenues from product sales increased slightly from 71.5% to 71.6%. For both periods, product sales in our sporting goods category remained at approximately 72.1% of total net revenues from product sales.
Marketing:

	Third Qtr	Third Qtr
	Fiscal 2007	Fiscal 2008
Marketing	$10.3	$11.4
As a percentage of net revenues from product sales	11.3%	11.2%
Marketing expense increased $1.1 million. As a percentage of net revenues, marketing expenses decreased from 7.5% to 6.1%. The decrease as a percentage of net revenues was primarily due to the larger percentage increase in service fees over the percentage increase in product sales, as service fees have no associated marketing expenses. As a percentage of net revenues from product sales, marketing expenses decreased slightly from 11.3% to 11.2%. The $1.1 million increase was due to a $1.0 million increase in client revenue share expenses caused by growth in revenue from our professional sports league clients, and a $0.1 million increase in promotional free shipping and subsidized shipping and handling cost. We continue to expect that marketing expenses will increase in absolute dollars during fiscal 2008 compared to fiscal 2007, as we expect net revenues from product sales to continue to grow. We continue to expect a decrease in marketing expenses as a percentage of net revenues, as we expect the growth in service fee revenues to exceed the growth in net revenues from product sales.

Account Management and Operations. Account management and operations increased $21.7 million. As a percentage of net revenues, account management and operations increased from 26.9% to 31.4%. The increases in absolute dollars and as a percentage of net revenues were primarily due to the e-Dialog and Zendor acquisitions made since the third quarter of fiscal 2007, and the Accretive acquisition made during the third quarter of fiscal 2007. The $21.7 million increase was due to a $13.6 million increase in payroll and related costs mostly in our customer care and fulfillment operations, a $3.8 million increase in office expenses and occupancy costs, a $1.7 million increase in credit card fees and a $2.6 million increase in other account management and operations costs which include professional fees and communication costs. We continue to expect that account management and operations will increase in absolute dollars during fiscal 2008 compared to fiscal 2007, as we plan to continue to grow by adding new clients and by expanding our domestic and international e-commerce businesses, as well as by expanding our interactive marketing services segment.
Product Development. Product development expense increased $9.8 million. As a percentage of net revenues, product development expenses increased from 11.6% to 13.8%. The increases in absolute dollars and as a percentage of net revenues were primarily due to the e-Dialog and Zendor acquisitions made since the third quarter of fiscal 2007, and the Accretive acquisition made during the third quarter of fiscal 2007, as well as payroll expenses incurred for client launches that occurred during the third quarter of fiscal 2008, expected future client launches and increased expenses to enhance the technology features and functionality on our integrated platform. The $9.8 million increase was primarily due to a $6.2 million increase in personnel and related costs, a $1.0 million increase in professional fees, a $0.9 million increase in office expenses and occupancy costs and a $1.7 million increase in other product development costs. We continue to expect that product development expenses will increase in absolute dollars in fiscal 2008 compared to fiscal 2007, as we plan to continue to launch additional client Web stores and to invest in our platform as we enhance and expand our capabilities to grow our clients’ e-commerce businesses, as well as expand our international operations.
General and Administrative. General and administrative expense increased $6.3 million. As a percentage of net revenues, general and administrative expenses increased from 8.2% to 9.4%. The increases in absolute dollars and as a percentage of net revenues were primarily due to the e-Dialog and Zendor acquisitions made since the third quarter of fiscal 2007, and the Accretive acquisition made during the third quarter of fiscal 2007, as well as the addition of new clients and the expansion of the e-commerce business of our existing clients and the expansion of our interactive marketing services segment. The $6.3 million increase was primarily due to a $4.6 million increase in personnel and related costs incurred to support the growth of our business, a $1.3 million increase in professional fees and a $0.4 million increase in other general and administrative costs which includes office expenses and insurance costs. We continue to expect that general and administrative expenses will increase in absolute dollars in fiscal 2008 compared to fiscal 2007, due to growth from acquisitions and as we plan to continue to invest in our platform as we enhance and expand our capabilities for the purpose of growing our clients’ e-commerce businesses as well as expand our international operations and interactive marketing services segment.
Depreciation and Amortization. Depreciation and amortization expenses increased $7.8 million. As a percentage of net revenues, depreciation and amortization expenses increased from 6.6% to 9.0%. Depreciation expenses increased $4.3 million due to fixed asset additions since the third quarter of fiscal 2007. Amortization expenses increased $3.5 million primarily due to the intangible asset amortization in connection with the Accretive and e-Dialog acquisitions. We continue to expect that depreciation expenses will increase in fiscal 2008 compared to fiscal 2007, as we continue to make capital investments for the purpose of growing our business. We continue to expect that amortization expenses will increase in fiscal 2008 compared to fiscal 2007 due to the amortization of intangible assets associated with the Accretive and e-Dialog acquisitions.

Results of Operations
Nine-month period ended September 29, 2007 and September 27, 2008 (amounts in tables in millions):
Net Revenues

					First Nine Months of Fiscal 2008
					vs.
	First Nine Months		First Nine Months		First Nine Months of Fiscal 2007
	of Fiscal 2007		of Fiscal 2008		Change	Change
Net Revenues by Type:
Net revenues from product sales	$289.0	70%	$332.3	58%	$43.3	15%
Service fee revenues	125.8	30%	243.2	42%	117.4	93%

Total net revenues	$414.8	100%	$575.5	100%	$160.7	39%

Net Revenues by Segment:
E-Commerce services	$407.1	98%	$531.6	92%	$124.5	31%
Interactive marketing services	18.0	4%	56.7	10%	38.7	215%
Intersegment eliminations	(10.3)	(2%)	(12.8)	(2%)	(2.5)	24%

Total net revenues	$414.8	100%	$575.5	100%	$160.7	39%

Net Revenues by Type
Net Revenues From Product Sales. Net revenues from product sales increased $43.3 million in the first nine months of fiscal 2008. This increase is primarily due to revenue growth from our professional sports league clients and an increase in shipping revenue, partially offset by a decrease in sales from our electronics category. The increase was comprised of a $18.9 million increase in revenues from clients that launched during the first nine months of fiscal 2007 which includes new clients as a result of our acquisition of Accretive during the third quarter of fiscal 2007, a $17.9 million increase in revenues from clients that operated for the entirety of both periods, and an increase in revenues of $6.5 million from clients that initially began generating revenue after the third quarter of fiscal 2007. Shipping revenue for all clients for which we provide fulfillment services was $70.9 million for the first nine months of fiscal 2008 and $45.1 million for the first nine months of fiscal 2007.
Service Fee Revenues. Service fee revenues increased $117.4 million in the first nine months of fiscal 2008. This increase was primarily due to the additions of Accretive and e-Dialog, as well as growth from clients that operated for the entirety of both periods. The increase was comprised of a $54.1 million increase from clients that initially began generating revenue during the first nine months of fiscal 2007 which includes new clients as a result of our acquisition of Accretive, a $42.6 million increase from clients that launched after the third quarter of fiscal 2007, including contributions from e-Dialog, and a $20.7 million increase for clients that operated for the entirety of both periods.
Net Revenues by Segment
E-Commerce Services Segment Revenues. Net revenues from product sales increased from $289.0 million to $332.3 million in the first nine months of fiscal 2008, and service fee revenues increased from $118.1 million to $199.3 million in the first nine months of fiscal 2008. The $124.5 million increase in net revenues from our e-commerce services segment was due to a $72.4 million increase from clients that initially began generating revenue during the first nine months of fiscal 2007 which includes new clients as a result of our acquisition of Accretive, a $36.8 million increase from clients that that operated for the entirety of both periods, and a $15.3 million increase from clients that launched after the third quarter of fiscal 2007.
Of the $124.5 million increase, there was an $81.2 million increase in service fee revenues in our e-commerce services segment and a $43.3 million increase in net revenues from product sales in our e-commerce services segment. The $81.2 million service fee revenue increase was due to a $53.5 million increase in revenues from clients that launched during the first nine months of fiscal 2007 which includes new clients as a result of our acquisition of Accretive, a $18.9 million increase in revenues from clients that operated for the entirety of both periods, and a $8.8 million increase from clients that launched after the first nine months of fiscal 2007. See the discussion above under Net Revenues by Type — Net Revenues from Product Sales for an explanation of the $43.3 million increase in net revenues from product sales.
Interactive Marketing Services Segment Revenues. Net revenues increased $38.7 million due primarily to the acquisition of e-Dialog in February 2008. We also experienced growth in our online marketing, design, and digital photo studio practices.

Costs and Expenses

					First Nine Months of Fiscal 2008
	First Nine Months		First Nine Months		vs.
	of Fiscal 2007		of Fiscal 2008		First Nine Months of Fiscal 2007
		% of		% of
		Net		Net
	$	Revenues	$	Revenues	$ Change	% Change
Cost of revenues from product sales	$207.9	50.1%	$237.0	41.2%	$29.1	14.0%
Marketing	32.3	7.8%	40.1	7.0%	7.8	24.1%
Account management and operations	100.5	24.2%	175.3	30.5%	74.8	74.4%
Product development	44.7	10.8%	73.4	12.7%	28.7	64.2%
General and administrative	31.0	7.5%	51.8	9.0%	20.8	67.1%
Depreciation and amortization	23.7	5.7%	49.5	8.6%	25.8	108.9%

Total costs and expenses	$440.1	106.1%	$627.1	109.0%	$187.0	42.5%

Cost of Revenues from Product Sales:

	First Nine Months	First Nine Months
	of Fiscal 2007	of Fiscal 2008
Cost of revenues from product sales	$207.8	$237.0
As a percentage of net revenues from product sales	71.9%	71.3%
The decrease in cost of revenues as a percentage of net revenues from 50.1% to 41.2% was primarily due to the larger percentage increase in service fees over the percentage increase in product sales, as service fees have no associated cost of revenue.
The decrease in cost of revenues from product sales as a percentage of net revenues from product sales from 71.9% to 71.3% was primarily due to an increase in product sales in our sporting goods category. Product sales in our sporting goods category carry a lower percentage of cost of revenues than product sales in our non-sporting goods categories. Product sales in our sporting goods category increased to 72.6% of total net revenues from product sales in the first nine months of fiscal 2008 from 69.9% for the first nine months of fiscal 2007.
Marketing:

	First Nine Months	First Nine Months
	of Fiscal 2007	of Fiscal 2008
Marketing	$32.3	$40.1
As a percentage of net revenues from product sales	11.2%	12.1%
Marketing expense increased $7.8 million. As a percentage of net revenues, marketing expenses decreased from 7.8% to 7.0%. The decrease as a percentage of net revenues was primarily due to the larger percentage increase in service fees over the percentage increase in product sales, as service fees have no associated marketing expenses. As a percentage of net revenues from product sales, marketing expenses increased from 11.2% to 12.1%. The increase in marketing expenses as a percentage of net revenues from product sales is due to an increase in client revenue share expenses due to the growth of our professional sports league clients. The $7.8 million increase was due to a $5.7 million increase in client revenue share expenses caused by growth in revenue from our professional sports league clients, a $1.1 million increase in promotional free shipping and subsidized shipping and handling cost, and a $1.0 million increase in other marketing expenses. We continue to expect that marketing expenses will increase in absolute dollars during fiscal 2008 compared to fiscal 2007, as we expect net revenues from product sales to continue to grow. We continue to expect a decrease in marketing expenses as a percentage of net revenues, as we expect the growth in service fee revenues to exceed the growth in net revenues from product sales.

Account Management and Operations. Account management and operations increased $74.8 million. As a percentage of net revenues, account management and operations increased from 24.2% to 30.5%. The increases in absolute dollars and as a percentage of net revenues were primarily due to the e-Dialog and Zendor acquisitions made since the third quarter of fiscal 2007, and the Accretive acquisition made during the third quarter of fiscal 2007. The $74.8 million increase was due to a $46.1 million increase in payroll and related costs mostly in our customer care and fulfillment operations, a $12.6 million increase in office expenses and occupancy costs, a $5.5 million increase in credit card fees, a $2.8 million increase in packaging and warehouse supplies and a $7.8 million increase in other costs which include professional fees and communication costs. We continue to expect that account management and operations will increase in absolute dollars during fiscal 2008 compared to fiscal 2007, as we plan to continue to grow by adding new clients and by expanding our domestic and international e-commerce businesses, as well as by expanding our interactive marketing services segment.
Product Development. Product development expense increased $28.7 million. As a percentage of net revenues, product development expenses increased from 10.8% to 12.8%. The increases in absolute dollars and as a percentage of net revenues were primarily due to the e-Dialog and Zendor acquisitions made since the third quarter of fiscal 2007, and the Accretive acquisition made during the third quarter of fiscal 2007, as well as payroll expenses incurred for client launches that occurred during the third quarter of fiscal 2008, expected future client launches and increased expenses to enhance the technology features and functionality on our integrated platform. The $28.7 million increase was primarily due to a $16.8 million increase in personnel and related costs, a $4.9 million increase in professional fees, a $2.5 million increase in office expenses and occupancy costs and a $4.5 million increase in other product development costs. We continue to expect that product development expenses will increase in absolute dollars in fiscal 2008 compared to fiscal 2007, as we plan to continue to launch additional client Web stores and to invest in our platform as we enhance and expand our capabilities to grow our clients’ e-commerce businesses, as well as expand our international operations.
General and Administrative. General and administrative expense increased $20.8 million. As a percentage of net revenues, general and administrative expenses increased from 7.5% to 9.0%. The increases in absolute dollars and as a percentage of net revenues were primarily due to the e-Dialog and Zendor acquisitions made since the third quarter of fiscal 2007, and the Accretive acquisition made during the third quarter of fiscal 2007, as well as the addition of new clients and the expansion of the e-commerce business of our existing clients and the expansion of our interactive marketing services segment. The $20.8 million increase was primarily due to a $13.7 million increase in personnel and related costs incurred to support the growth of our business, a $4.6 million increase in professional fees and a $2.5 million increase in other general and administrative costs which includes office expenses and insurance costs. We continue to expect that general and administrative expenses will increase in absolute dollars in fiscal 2008 compared to fiscal 2007, due to growth from acquisitions and as we plan to continue to invest in our platform as we enhance and expand our capabilities for the purpose of growing our clients’ e-commerce businesses as well as expand our international operations and interactive marketing services segment.
Depreciation and Amortization. Depreciation and amortization expenses increased $25.8 million. As a percentage of net revenues, depreciation and amortization expenses increased from 5.7% to 8.6%. Depreciation expenses increased $17.3 million due to fixed asset additions since the third quarter of fiscal 2007. Amortization expenses increased $8.5 million primarily due to the intangible asset amortization in connection with the Accretive and e-Dialog acquisitions. We continue to expect that depreciation expenses will increase in fiscal 2008 compared to fiscal 2007, as we continue to make capital investments for the purpose of growing our business. We continue to expect that amortization expenses will increase in fiscal 2008 compared to fiscal 2007 due to the amortization of intangible assets associated with the Accretive and e-Dialog acquisitions.
Income Taxes
We recorded a benefit of $16.8 million in the first nine months of fiscal 2008. Our tax provision for interim periods was determined using an estimate of our annual effective tax rate which is 31.2% for fiscal 2008 plus any discrete items that effect taxes that occur during the quarter. The effective tax rate is lower than the 35% federal statutory tax rate primarily due to permanent items and the benefit of foreign losses recorded at a rate less than the US statutory rate, partially offset by the benefit from state taxes.
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

Liquidity and Capital Resources

	As of
	December 29,	September 27,
	2007	2008
	(in millions)
Cash and cash equivalents	$231.5	$45.1
Percentage of total assets	33.4%	6.7%
As of September 27, 2008, we had cash and cash equivalents totaling $45.1 million, compared to $231.5 million of cash and cash equivalents as of December 29, 2007. During the first nine months of fiscal 2008, we invested $144.0 million in our acquisition of e-Dialog and an additional $1.0 million in our acquisition of Zendor, and $46.0 million in capital expenditures. The cash used for these investments was funded by our working capital, the cash proceeds from our subordinated convertible note and equity financings, and our borrowings under our secured revolving bank credit facility. As of September 27, 2008, we had $40.0 million of outstanding borrowings under our secured revolving bank credit facility. The secured revolving credit facility has an availability of $90.0 million, which subject to certain conditions may be increased to $150.0 million. The secured revolving credit facility contains certain financial and negative covenants, which we were in compliance with as of September 27, 2008.
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
In order to fund our anticipated operating expenses and growth, our revenue must continue to increase significantly. We expect to generate positive cash flow from operating activities in fiscal 2008. In addition to cash generated from operations, we may need to make additional borrowings on our secured revolving bank credit facility or raise additional funds through public or private debt or equity financings to finance our planned capital expenditure requirements and operating expenses, as well as potential acquisitions. Our secured revolving bank credit facility contains negative covenants including certain prohibitions on our ability to incur additional indebtedness. Our business could be seriously harmed if we are unable to raise capital or borrow under our secured revolving bank credit facility, we raise less capital or borrow less than we desire, or our cash flows are insufficient to fund our expenses. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders would be reduced to the extent they did not participate in that financing. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock. There is no assurance that we could raise financing on favorable terms or at all.
Cash Flow Changes
We used $42.3 million and $35.7 million of cash flows from operating activities in the first nine months of fiscal 2008 and fiscal 2007, respectively.
We invest cash to support our growing infrastructure needs and expand our operations and as consideration for acquisitions and strategic investments. Cash used in investing activities is primarily attributable to capital expenditures and acquisitions. Our capital expenditures totaled $46.0 million and $40.3 million in the first nine months of fiscal 2008 and fiscal 2007, respectively. Our capital expenditures have been primarily used for purchases and internal development of information technology assets to support our operations infrastructure, our increased number of employees and our international growth. We invested $144.0 million for the acquisition of e-Dialog in the first nine months of fiscal 2008 and an additional $1.0 million for the acquisition of Zendor.
Cash provided by financing activities is primarily driven by proceeds from our equity and debt offerings as well as proceeds from employee stock option exercises. In the first nine months of fiscal 2008, we borrowed $40.0 million, net from our secured revolving bank credit facility. We received $7.9 million in proceeds from lease financings obligations for warehouse equipment that we leased under a five year capital lease. Our cash proceeds from employee stock option exercises were $1.3 million and $6.5 million in the first nine months of fiscal 2008 and fiscal 2007, respectively.

Critical Accounting Policies
The preparation of our condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect our assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates under different conditions. For a full description of our critical accounting policies, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2007 Annual Report on Form 10-K for the fiscal year ended December 29, 2007, as updated by GSI’s Current Report on Form 8-K filed on November 4, 2008.
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
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no significant changes in market risks for the nine-month period ended September 27, 2008. See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 filed with the Securities and Exchange Commissions (“SEC”) on March 13, 2008.
ITEM 4: CONTROLS AND PROCEDURES.
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation, as of September 27, 2008, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e).
Based on this evaluation, our chief executive officer and our chief financial officer have concluded that, as of September 27, 2008, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective at the reasonable assurance level, to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. We monitor and evaluate on an ongoing basis our internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, we modify and refine our internal processes and controls as conditions warrant. As required by Rule 13a-15(d), our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended September 27, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fiscal quarter ended September 27, 2008.

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

GSI’s future success cannot be predicted based upon GSI’s limited operating history.

Compared to certain of GSI’s current and potential competitors, GSI has a relatively short operating history. In addition, the nature of GSI’s business and the e-commerce industry in which GSI operates has undergone rapid development and change since GSI began operating in e-commerce. Accordingly, it is difficult to predict whether GSI will be successful. Thus, GSI’s chances of financial and operational success should be evaluated in light of the risks, uncertainties, expenses, delays and difficulties associated with operating a business with limited history in a relatively rapidly changing industry. If GSI is unable to address these issues, GSI may not be financially or operationally successful.

GSI’s failure to manage growth and diversification of its business could harm GSI.

GSI is continuing to grow and diversify its business both in the United States and internationally. As a result, GSI must expand and adapt its operational infrastructure and increase the number of its personnel in certain areas. To effectively manage GSI’s growth, GSI will need to continue to improve its operational, financial and management controls and GSI’s reporting systems and procedures. These enhancements and improvements are likely to be complex and will require significant capital expenditures and allocation of valuable management resources. If GSI is unable to adapt its systems in a timely manner to accommodate its growth, GSI’s business may be adversely affected.

GSI has an accumulated deficit and may incur additional losses.

Although GSI recorded net income in the last three fiscal years, GSI incurred net losses in the previous four fiscal years while operating its business. As of the end of the third quarter of fiscal 2008, GSI had an accumulated deficit of $158.7 million. GSI may not generate sufficient revenue and gross profit from its existing clients, add an appropriate number of new clients or adequately control its expenses. If GSI fails to do this, GSI may not be able to maintain profitability.

GSI will continue to incur significant operating expenses and capital expenditures as it seeks to:

•	launch new partners;

•	expand internationally;

•	enhance its fulfillment capabilities and increase fulfillment capacity;

•	develop new technologies and features to improve its clients’ e-commerce businesses;

•	enhance its customer care center capabilities to better serve customers’ needs and increase customer care capacity;

•	expand its marketing services business;

•	increase its general and administrative functions to support its growing operations;

•	continue its business development, sales and marketing activities; and

•	make strategic or opportunistic acquisitions of complementary or new businesses or assets or internally develop new business initiatives.

If GSI incurs expenses at a greater pace than it generates revenues, GSI could incur additional losses.

GSI’s success is tied to the success of the clients for which GSI operates e-commerce businesses.

GSI’s success is substantially dependent upon the success of the clients for which GSI operates e-commerce businesses. The retail business is intensely competitive. If GSI’s clients were to have financial difficulties or seek protection from their creditors or if they were to suffer impairment of their brands, it could adversely affect GSI’s ability to maintain and grow GSI’s business or to collect client receivables. GSI’s business could also be adversely affected if GSI’s clients’ marketing, brands or retail stores are not successful or if GSI’s clients reduce their marketing or number of retail stores. Additionally, a change in management at GSI’s clients could adversely affect GSI’s relationship with those clients and GSI’s revenue from GSI’s agreements with those clients. As a result of GSI’s relationship with certain of its clients, these clients identify, buy, and bear the financial risk of inventory obsolescence for their corresponding web stores and merchandise. As a result, if any of these clients fail to forecast product demand or optimize or maintain access to inventory, GSI would receive reduced service fees under the agreements and GSI’s business and reputation could be harmed.

The uncertainty regarding the general economy may reduce GSI’s revenues.

GSI’s revenue and rate of growth depends on the continued growth of demand for the products offered by GSI’s clients, and GSI’s business is affected by general economic and business conditions. A decrease in demand, whether caused by changes in consumer spending or a weakening of the U.S. economy or the local economies outside of the United States where GSI sells products, may result in decreased revenue or growth or problems with GSI’s ability to collect customer receivables. Terrorist attacks and armed hostilities could create economic and consumer uncertainty that could adversely affect GSI’s revenue or growth.

GSI relies on access to the credit and capital markets to finance a portion of its working capital requirements and support its liquidity needs. Access to these markets may be adversely affected by factors beyond GSI’s control, including turmoil in the financial services industry, volatility in securities trading markets and general economic downturns.

GSI relies upon access to the credit and capital markets as a source of liquidity for the portion of our working capital requirements not provided by cash from operations. Market disruptions such as those currently being experienced in the United States and abroad may increase GSI’s cost of borrowing or adversely affect GSI’s ability to access sources of liquidity upon which GSI relies to finance its operations and satisfy its obligations as they become due. These disruptions may include turmoil in the financial services industry, including uncertainty surrounding lending institutions with which GSI does business or wishes to do business. If GSI is unable to access credit at competitive rates, or if GSI’s short-term or long-term borrowing costs dramatically increase, GSI’s ability to finance its operations, meet its short-term obligations and implement its operating strategy could be adversely affected.

GSI’s substantial indebtedness could adversely affect GSI’s financial condition.

GSI currently has and will continue to have a significant amount of indebtedness. On June 1, 2005, GSI completed an offering of $57.5 million aggregate principal amount of GSI’s subordinated convertible notes due 2025. On July 5, 2007, GSI completed an offering of $150 million aggregate principal amount of GSI’s subordinated convertible notes due 2027. In addition, GSI has a secured revolving bank credit facility with a borrowing capacity of $90 million, which, subject to certain conditions, may be increased to $150 million. $40 million of borrowings were outstanding under GSI’s secured revolving bank credit facility as of September 27, 2008. Including the notes, borrowings under the credit facility and capital leases, GSI has approximately $285.9 million of indebtedness outstanding as of September 27, 2008.

GSI’s indebtedness could have important consequences to you. For example, it could:

•	increase GSI’s vulnerability to general adverse economic and industry conditions;

•	limit GSI’s ability to obtain additional financing;

•
require the dedication of a substantial portion of GSI’s cash flow from operations to the payment of interest and principal on GSI’s indebtedness, thereby reducing the availability of such cash flow to fund GSI’s growth strategy, working capital, capital expenditures and other general corporate purposes;

•	limit GSI’s flexibility in planning for, or reacting to, changes in its business and the industry;

•	place GSI at a competitive disadvantage relative to competitors with less debt; and

•	make it difficult or impossible for GSI to pay the principal amount of the subordinated convertible notes at maturity, thereby causing an event of default under the subordinated convertible notes.

In addition, GSI’s secured revolving bank credit facility contains financial and other restrictive covenants that will limit GSI’s ability to engage in activities that may be in GSI’s long-term best interests. In the event of default under the notes or the secured revolving bank credit facility, GSI’s indebtedness could become immediately due and payable and could adversely affect GSI’s financial condition.

The terms of GSI’s secured revolving credit facility impose financial and operating restrictions.

GSI’s secured revolving credit facility contains restrictive covenants that limit GSI’s ability to engage in activities that may be in GSI’s long-term best interests. These covenants limit or restrict, among other things, GSI’s ability to:

•	incur additional indebtedness;

•	pay dividends or make other distributions in respect of GSI’s equity securities;

•	sell assets, including the capital stock of GSI’s subsidiaries;

•	enter into certain transactions with GSI’s affiliates;

•	transfer any capital stock of any subsidiary or permit any subsidiary to issue capital stock;

•	create liens;

•	make certain loans or investments; and

•	effect a consolidation or merger or transfer of all or substantially all of GSI’s assets.

These limitations and restrictions may adversely affect GSI’s ability to finance its future operations or capital needs or engage in other business activities that may be in GSI’s best interests. In addition, GSI’s ability to borrow under the secured revolving credit facility is subject to compliance with covenants. If GSI breaches any of the covenants in its secured revolving credit facility, GSI may be in default under its secured revolving credit facility. If GSI defaults, the lenders under GSI’s secured revolving credit facility could declare all borrowings owed to them, including accrued interest and other fees, to be due and payable.

GSI may in the future need additional debt or equity financing to continue its growth. Such additional financing may not be available on satisfactory terms or it may not be available when needed, or at all.

GSI has funded the growth of its e-commerce business primarily from the sale of equity securities and through the issuance of subordinated convertible notes. If GSI’s cash flows are insufficient to fund GSI’s growth, GSI may in the future need to seek additional equity or debt financings or reduce costs. GSI’s secured revolving credit facility contains restrictive covenants restricting GSI’s ability to incur additional indebtedness. Further, GSI may not be able to obtain financing on satisfactory terms or it may not be available when needed, or at all. GSI’s inability to finance its growth, either internally or externally, may limit GSI’s growth potential and GSI’s ability to execute its business strategy. If GSI issues securities to raise capital, GSI’s existing stockholders may experience dilution or the new securities may have rights senior to those of GSI’s common stock. In addition, the terms of these securities could impose restrictions on GSI’s operations.

If GSI fails to manage its exposure to global financial and securities market risk successfully, GSI’s operating results and financial statements could be materially impacted.

The primary objective of most of GSI’s investment activities is to conservatively invest excess cash in highly rated liquid securities. To achieve this objective, a majority of GSI’s cash and cash equivalents are held in institutional money market mutual funds and bank deposit accounts. If the carrying value of GSI’s investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, GSI will be required to write down the value of its investments, which could materially harm GSI’s results of operations and financial condition. These investments are subject to general credit, liquidity, market, and interest rate risks, which may be directly or indirectly impacted by the U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets causing credit and liquidity issues. With the current unstable credit environment, GSI might incur significant realized, unrealized or impairment losses associated with these investments.

Seasonal fluctuations in sales cause wide fluctuations in GSI’s quarterly results.

GSI has experienced and expects to continue to experience seasonal fluctuations in its revenues. These seasonal patterns have caused and will continue to cause quarterly fluctuations in GSI’s operating results. GSI’s results of operations historically have been seasonal primarily because consumers increase their purchases on GSI’s clients’ e-commerce businesses during the fourth quarter holiday season.

GSI’s fourth fiscal quarter has accounted for and is expected to continue to account for a disproportionate percentage of GSI’s total annual revenues. For fiscal 2007, fiscal 2006 and fiscal 2005, 44.7%, 42.2% and 39.1% of GSI’s annual net revenues were generated in GSI’s fiscal fourth quarter, respectively. Since fiscal 1999, GSI has not generated net income in any fiscal quarter other than a fiscal fourth quarter. If GSI’s revenues are below seasonal expectations during the fourth fiscal quarter or if GSI does not execute operationally, GSI’s operating results could be below the expectations of securities analysts and investors. In the future, GSI’s seasonal sales patterns may become more pronounced, may strain GSI’s personnel, customer care operations, fulfillment operations, IT capacity and shipment activities and may cause a shortfall in revenues compared to expenses in a given period.

In addition, if too many consumers access GSI’s clients’ e-commerce businesses within a short period of time due to increased holiday or other demand or if GSI inaccurately forecasts consumer traffic, GSI may experience system interruptions that make GSI’s clients’ e-commerce businesses unavailable or prevent GSI from transmitting orders to its fulfillment operations, which may reduce the volume of goods GSI sells as well as the attractiveness of GSI’s clients’ e-commerce businesses to consumers. In anticipation of increased sales activity during GSI’s fourth fiscal quarter, GSI and its clients increase their respective inventory levels. If GSI and its clients do not increase inventory levels for popular products in sufficient amounts or are unable to restock popular products in a timely manner, GSI and its clients may fail to meet customer demand which could reduce the attractiveness of GSI’s clients’ e-commerce businesses. Alternatively, if GSI overstocks products, GSI may be required to take significant inventory markdowns or write-offs, which could reduce profits.

Consumers are constantly changing their buying preferences. If GSI fails to anticipate these changes and adjust its inventory accordingly, GSI could experience lower sales, higher inventory markdowns and lower margins for the inventory that it owns.

GSI’s success depends, in part, upon GSI’s ability and its clients’ ability to anticipate and respond to consumer trends with respect to products sold through the e-commerce businesses GSI operates. Consumers’ tastes are subject to frequent and significant changes. In order to be successful, GSI and its clients must accurately predict consumers’ tastes and avoid overstocking or understocking products. If GSI or its clients fail to identify and respond to changes in merchandising and consumer preferences, sales on GSI’s clients’ e-commerce businesses could suffer and GSI or its clients could be required to mark down unsold inventory. This would depress GSI’s profit margins. In addition, any failure to keep pace with changes in consumers’ tastes could result in lost opportunities which could reduce sales.

High merchandise returns or shrinkage rates could adversely affect GSI’s business, financial condition and results of operations.

GSI cannot be assured that inventory loss and theft, or “shrinkage,” and merchandise returns will not increase in the future. If merchandise returns are significant, or GSI’s shrinkage rate increases, GSI’s revenues and costs of operations could be adversely affected.

GSI’s growth depends, in part, on GSI’s ability to add and launch new clients on a timely basis and on favorable terms and to extend the length of existing client agreements on favorable terms.

Key elements of GSI’s growth strategy include adding new clients, extending the length of existing client agreements on favorable terms and growing the business of GSI’s existing clients. If GSI is unable to add its targeted amount of new business, add clients with good reputations or add new clients on favorable terms, GSI’s growth may be limited. If GSI is unable to add and launch new clients within the time frames projected by it, GSI may not be able to achieve its targeted results in the expected periods. In addition, GSI’s ability to add new clients and retain and renew existing clients depends on the quality of the services GSI provides and GSI’s reputation. To the extent that GSI has difficulties with the quality of the services it provides or has operational issues that adversely affect its reputation, it could adversely impact GSI’s ability to add new clients, retain and renew existing clients and grow the business of GSI’s existing clients. Because competition for new clients is intense, GSI may not be able to add new clients on favorable terms, or at all. Further, GSI’s ability to add new clients on favorable terms is dependent on GSI’s success in building and retaining its sales organization and investing in infrastructure to serve new clients.

GSI enters into contracts with its clients. In fiscal 2007, GSI derived 45.3% of its revenue from five clients’ e-commerce businesses. If GSI does not maintain good working relationships with its clients, or perform as required under these agreements, it could adversely affect GSI’s business.

The contracts with GSI’s clients establish complex relationships between GSI’s clients and GSI. GSI spends a significant amount of time and effort to maintain its relationships with its clients and address the issues that from time to time may arise from these complex relationships. For fiscal 2007, sales to customers through one of GSI’s client’s e-commerce businesses accounted for 13.2% of GSI’s revenue, and sales to customers through another one of GSI’s client’s e-commerce businesses accounted for 11.9% of GSI’s revenue. For fiscal 2007, sales through GSI’s top five clients’ e-commerce businesses accounted for 45.3% of GSI’s revenue. For fiscal 2006, sales to customers through one of GSI’s client’s e-commerce businesses accounted for 14.9% of GSI’s revenue, and sales to customers through another one of GSI’s client’s e-commerce businesses accounted for 13.9% of GSI’s revenue. For fiscal 2006, sales through GSI’s top five clients’ e-commerce businesses accounted for 52.9% of GSI’s revenue. For fiscal 2005, sales to customers through one of GSI’s client’s e-commerce businesses accounted for 25.6% of GSI’s revenue, and sales through another one of GSI’s client’s e-commerce businesses accounted for 12.8% of GSI’s revenue. For fiscal 2005, sales through GSI’s top five clients’ e-commerce businesses accounted for 61.3% of GSI’s revenue. GSI’s clients could decide not to renew their agreements at the end of their respective terms. Additionally, if GSI does not perform as required under these agreements, GSI’s clients could seek to terminate their agreements prior to the end of their respective terms or seek damages from GSI. Loss of GSI’s existing clients, particularly GSI’s major clients, could adversely affect GSI’s business, financial condition and results of operations.

GSI and its clients must develop and maintain relationships with key manufacturers to obtain a sufficient assortment and quantity of quality merchandise on acceptable commercial terms. If GSI or its clients are unable to do so, it could adversely affect GSI’s business, results of operations and financial condition.

For the e-commerce businesses for which GSI owns inventory, GSI primarily purchases products from the manufacturers and distributors of the products. For the e-commerce businesses for which GSI’s clients own inventory, GSI’s clients typically purchase products from the manufacturers and distributors of products or source their own products. If GSI or its clients are unable to develop and maintain relationships with these manufacturers, distributors or sources, GSI or its clients may be unable to obtain or continue to carry a sufficient assortment and quantity of quality merchandise on acceptable commercial terms and GSI’s clients’ e-commerce businesses and GSI’s business could be adversely impacted. GSI does not have written contracts with some of its manufacturers, distributors or sources. During fiscal 2007, GSI purchased 18.0% of the total amount of inventory it purchased from one manufacturer. During fiscal 2006 and fiscal 2005, GSI purchased 28.6% and 40.0%, respectively, of the total amount of inventory it purchased from the same manufacturer. While GSI has a contract with this manufacturer, this manufacturer and other manufacturers could stop selling products to GSI or its clients and may ask GSI or its clients to remove their products or logos from GSI’s clients’ web stores. If GSI or its clients are unable to obtain products directly from manufacturers, especially popular brand manufacturers, GSI or its clients may not be able to obtain the same or comparable merchandise in a timely manner or on acceptable commercial terms.

GSI relies on its ability to enter into marketing and promotional agreements with online services, search engines, comparison shopping sites, affiliate marketers and other web sites to drive traffic to the e-commerce businesses GSI operates. If GSI is unable to enter into or properly develop these marketing and promotional agreements, GSI’s ability to generate revenue could be adversely affected. In addition, new technologies could block GSI’s ads and manipulate web search results, which could harm GSI’s business.

GSI has entered into marketing and promotional agreements with search engines, comparison shopping sites, affiliate marketers and other web sites to provide content, advertising banners and other links to GSI’s clients’ e-commerce businesses. GSI relies on these agreements as significant sources of traffic to GSI’s clients’ e-commerce businesses and to generate new customers. If GSI is unable to maintain these relationships or enter into new agreements on acceptable terms, GSI’s ability to attract new customers could be harmed. Further, many of the parties with which GSI may have online advertising arrangements provide advertising services for other marketers of goods. As a result, these parties may be reluctant to enter into or maintain relationships with GSI. In addition, technologies may be developed that can block the display of GSI’s ads and could harm GSI’s ability to contact customers. Further, “index spammers” who develop ways to manipulate web search results could reduce the traffic that is directed to GSI’s clients’ e-commerce businesses. Failure to achieve sufficient traffic or generate sufficient revenue from purchases originating from third parties may limit GSI’s clients’ and GSI’s ability to maintain market share and revenue.

In addition, GSI contacts customers through e-mail. GSI’s ability to contact customers through e-mail could be harmed and GSI’s business may be adversely affected if GSI mistakenly ends up on SPAM lists, or lists of entities that have been involved in sending unwanted, unsolicited e-mails.

If GSI experiences problems in GSI’s fulfillment operations, GSI’s business could be adversely affected.

Under some of GSI’s client agreements, GSI maintains the inventory of GSI’s clients in GSI’s fulfillment centers. GSI’s failure to properly handle and protect such inventory could adversely affect GSI’s relationship with its clients.

In addition, because it is difficult to predict demand, GSI may not manage GSI’s fulfillment centers in an optimal way, which may result in excess or insufficient inventory or warehousing, fulfillment, and distribution capacity. GSI may be unable to adequately staff its fulfillment centers. As GSI continues to add fulfillment and warehouse capability or add new clients with different fulfillment requirements, GSI’s fulfillment network becomes increasingly complex and operating it becomes more challenging. In addition, GSI’s financial systems and equipment are complex and any additions, changes or upgrades to these systems or equipment could cause disruptions that could harm GSI’s business.

Although GSI operates its own fulfillment centers, GSI relies upon multiple third parties for the shipment of GSI’s products. GSI also relies upon certain vendors to ship products directly to consumers. As a result, GSI is subject to the risks associated with the ability of these vendors and other third parties to successfully and in a timely manner fulfill and ship customer orders. The failure of these vendors and other third parties to provide these services, or the termination or interruption of these services, could adversely affect the satisfaction of consumers, which could result in reduced sales by GSI’s clients’ e-commerce businesses. In addition, if third parties were to increase the prices they charge to ship GSI’s products, and GSI passed these increases on to consumers, consumers might choose to buy comparable products locally to avoid shipping charges.

A disruption in GSI’s operations could materially and adversely affect GSI’s business, results of operations and financial condition.

Any disruption to GSI’s operations, including system, network, telecommunications, software or hardware failures, and any damage to GSI’s physical locations, could materially and adversely affect GSI’s business, results of operations and financial condition.

GSI’s operations are subject to the risk of damage or interruption from:

•	fire, flood, hurricane, tornado, earthquake or other natural disasters;

•	power losses and interruptions;

•	internet, telecommunications or data network failures;

•	physical and electronic break-ins or security breaches;

•	computer viruses;

•	acts of terrorism; and

•	other similar events.

If any of these events occur, it could result in interruptions, delays or cessations in service to customers of GSI’s clients’ e-commerce businesses and adversely impact GSI’s clients’ e-commerce businesses. These events could also prevent GSI from fulfilling orders for its clients’ e-commerce businesses. GSI’s clients might seek significant compensation from GSI for their losses. Even if unsuccessful, this type of claim likely would be time consuming and costly for GSI to address and damaging to GSI’s reputation.

GSI’s primary data centers are located at two facilities of a third-party hosting company. GSI does not control the security, maintenance or operation of these facilities, which are also susceptible to similar disasters and problems.

GSI’s insurance policies may not cover GSI for losses related to these events, and even if they do, they may not adequately compensate GSI for any losses that GSI may incur. Any system failure that causes an interruption of the availability of GSI’s clients’ e-commerce businesses could reduce the attractiveness of GSI’s clients’ e-commerce businesses to consumers and result in reduced revenues, which could materially and adversely affect GSI’s business, results of operations and financial condition.

If GSI does not respond to rapid technological changes, GSI’s services and proprietary technology and systems may become obsolete.

The internet and e-commerce are constantly changing. Due to the costs and management time required to introduce new services and enhancements, GSI may be unable to respond to rapid technological changes in a timely enough manner to avoid GSI’s services becoming uncompetitive. To remain competitive, GSI must continue to enhance and improve the functionality and features of GSI’s clients’ e-commerce businesses. If competitors introduce new services using new technologies or if new industry standards and practices emerge, GSI’s clients’ existing e-commerce businesses and GSI’s services and proprietary technology and systems may become uncompetitive and GSI’s ability to attract and retain customers and new clients may be at risk.

Developing GSI’s e-commerce platform offering, GSI’s clients’ e-commerce businesses and other proprietary technology entails significant technical and business risks. GSI may use new technologies ineffectively or fail to adapt GSI’s e-commerce platform, GSI’s clients’ e-commerce businesses and GSI’s technology to meet the requirements of clients and customers or emerging industry standards. In addition, the new technologies may be challenging to develop and implement and may cause GSI to incur substantial costs. Additionally, the vendors GSI uses for GSI’s clients’ e-commerce businesses may not provide the level of service GSI expects or may not be able to provide their product or service to GSI on commercially reasonable terms, if at all.

GSI’s success is tied to the continued growth in the use of the internet and the adequacy of the internet infrastructure.

GSI’s future success is substantially dependent upon continued growth in the use of the internet. The number of users and advertisers on the internet may not increase and commerce over the internet may not continue to grow for a number of reasons, including:

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

As currently configured, the internet may not support an increase in the number or requirements of users. In addition, there have been outages and delays on the internet as a result of damage to the current infrastructure. The amount of traffic on GSI’s clients’ web stores could decline materially if there are outages or delays in the future. The use of the internet may also decline if there are delays in the development or adoption of modifications by third parties that are required to support increased levels of activity on the internet. If any of the foregoing occurs, the number of GSI’s clients’ customers could decrease. In addition, GSI may be required to spend significant capital to adapt GSI’s operations to any new or emerging technologies relating to the internet.

Consumers may be unwilling to use the internet to purchase goods.

GSI’s future success depends heavily upon the general public’s willingness to use the internet as a means to purchase goods. The failure of the internet to continue to develop as an effective commercial tool would seriously damage GSI’s future operations. If consumers are unwilling to use the internet to conduct business, GSI’s business may not continue to grow. The internet may not continue to succeed as a medium of commerce because of security risks and delays in developing elements of the needed internet infrastructure, such as a reliable network, high-speed communication lines and other enabling technologies. In addition, anything that diverts GSI’s users from their customary level of usage of GSI’s websites could adversely affect GSI’s business.

Third parties may have the technology or know-how to breach the security of customer transaction data and confidential information stored on GSI’s servers. Any breach could cause customers to lose confidence in the security of GSI’s clients’ e-commerce businesses and choose not to purchase from those businesses. GSI’s security measures may not effectively prevent others from obtaining improper access to the information on GSI’s clients’ e-commerce businesses. If someone is able to circumvent GSI’s security measures, he or she could destroy or steal valuable information or disrupt the operation of GSI’s clients’ e-commerce businesses. Concerns about the security and privacy of transactions over the internet could inhibit GSI’s growth.

GSI and/or its clients may be unable to protect GSI’s and their proprietary technology and intellectual property rights or keep up with that of competitors.

GSI’s success depends to a significant degree upon the protection of GSI’s intellectual property rights in the core technology and other components of GSI’s e-commerce platform including GSI’s software and other proprietary information and material, and GSI’s ability to develop technologies that are as good as or better than GSI’s competitors. GSI may be unable to deter infringement or misappropriation of GSI’s software and other proprietary information and material, detect unauthorized use or take appropriate steps to enforce GSI’s intellectual property rights. Additionally, the laws of some foreign countries do not protect GSI’s proprietary rights to the same extent as do the laws of the U.S. In addition, the failure of GSI’s clients to protect their intellectual property rights, including their trademarks and domain names, could impair GSI’s operations. GSI’s competitors could, without violating GSI’s intellectual property rights, develop technologies that are as good as or better than GSI’s technology. Protecting GSI’s intellectual property and other proprietary rights can be expensive. Any increase in the unauthorized use of GSI’s intellectual property could make it more expensive to do business and consequently harm GSI’s operating results. GSI’s failure to protect GSI’s intellectual property rights in GSI’s software and other information and material or to develop technologies that are as good as or better than GSI’s competitors’ could put GSI at a disadvantage to its competitors. These failures could have a material adverse effect on GSI’s business.

GSI may be subject to intellectual property claims or competition or trade practices claims that could be costly and could disrupt GSI’s business.

Third parties may assert that GSI’s business or technologies infringe or misappropriate their intellectual property rights. Third parties may claim that GSI does not have the right to offer certain services or products or to present specific images or logos on GSI’s clients’ e-commerce businesses, or GSI has infringed their patents, trademarks, copyrights or other rights. GSI may in the future receive claims that GSI is engaging in unfair competition or other illegal trade practices. GSI may be unsuccessful in defending against these claims, which could result in substantial damages, fines or other penalties. The resolution of a claim could also require GSI to change how it does business, redesign its service offering or clients’ e-commerce businesses or enter into burdensome royalty or license agreements. These license or royalty agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement. GSI’s insurance coverage may not be adequate to cover every claim that third parties could assert against GSI. Even unsuccessful claims could result in significant legal fees and other expenses, diversion of management’s time and disruptions in GSI’s business. Any of these claims could also harm GSI’s reputation.

GSI may not be able to compete successfully against current and future competitors, which could harm GSI’s margins and GSI’s business.

The market for the development and operation of e-commerce businesses and interactive marketing services is continuously evolving and is intensely competitive. Increased competition could result in fewer successful opportunities to obtain clients, price reductions, reduced gross margins and loss of market share, any of which could seriously harm GSI’s business, results of operations and financial condition. In the development and operation of e-commerce businesses, GSI often competes with in-house solutions promoted and supported by internal information technology staffs, marketing departments, merchandising groups and other internal corporate constituencies. In these situations, GSI competes with technology and service providers, which supply one or more components of an e-commerce solution primarily to allow the prospect or others to develop and operate the prospect’s e-commerce business in-house. In addition, GSI competes with the online and offline businesses of a variety of retailers and manufacturers in GSI’s targeted categories.

Many of GSI’s current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than GSI has. They may be able to secure merchandise from vendors on more favorable terms and may be able to adopt more aggressive pricing policies. They may also receive investments from or enter into other commercial relationships with larger, well established companies with greater financial resources. Competitors in the retail, e-commerce services and interactive marketing services industries also may be able to devote more resources to technology development and marketing than GSI does.

Competition in the e-commerce industry may intensify. Other companies in GSI’s industries may enter into business combinations or alliances that strengthen their competitive positions. Additionally, there are relatively low barriers to entry into the e-commerce services and interactive marketing services markets. As various internet market segments obtain large, loyal customer bases, participants in those segments may expand into the market segments in which GSI operates. In addition, new and expanded web technologies may further intensify the competitive nature of online retail and interactive marketing. The nature of the internet as an electronic marketplace facilitates competitive entry and comparison shopping and renders it inherently more competitive than conventional retailing formats. This increased competition may reduce GSI’s sales, GSI’s ability to operate profitably, or both.

GSI may be subject to product liability claims that could be costly and time-consuming.

GSI sells products manufactured by third parties, some of which may be defective. GSI also sells some products that are manufactured by third parties for GSI. If any product that GSI sells were to cause physical injury or injury to property, the injured party or parties could bring claims against GSI as the retailer or manufacturer of the product. These claims may not be covered by insurance and, even if they are, GSI’s insurance coverage may not be adequate to cover every claim that could be asserted. Similarly, GSI could be subject to claims that customers of GSI’s clients’ e-commerce businesses were harmed due to their reliance on GSI’s product information, product selection guides, advice or instructions. If a successful claim were brought against GSI in excess of GSI’s insurance coverage, it could adversely affect GSI’s business. Even unsuccessful claims could result in the expenditure of funds and management time and adverse publicity and could have a negative impact on GSI’s business.

GSI may be liable if third parties misappropriate GSI’s customers’ personal information. Additionally, GSI is limited in its ability to use and disclose customer information.

Any security breach could expose GSI to risks of loss, litigation and liability and could seriously disrupt GSI’s operations. If third parties are able to penetrate GSI’s network or telecommunications security or otherwise misappropriate GSI’s customers’ personal information or credit card information or if GSI gives third parties improper access to its customers’ personal information or credit card information, GSI could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. They could also include claims for other misuses of personal information, including unauthorized marketing purposes. These claims could result in litigation. Liability for misappropriation of this information could be significant. In addition, the Federal Trade Commission and state agencies regularly investigate various companies’ uses of customers’ personal information. GSI could incur additional expenses if new regulations regarding the security or use of personal information are introduced or if government agencies investigate GSI’s privacy practices. Further, any resulting adverse publicity arising from investigations would impact GSI’s business negatively.

Changes to credit card association fees, rules, or practices could harm GSI’s business.

GSI must rely on banks or payment processors to process transactions, and must pay a fee for this service. From time to time, credit card associations may increase the interchange fees that they charge for each transaction using one of their cards. GSI’s credit card processors have the right to pass any increases in interchange fees on to GSI as well as increase their own fees for processing. These increased fees increase GSI’s operating costs and reduce GSI’s profit margins. GSI is also required by GSI’s processors to comply with credit card association operating rules, and GSI will reimburse its processors for any fines they are assessed by credit card associations as a result of any rule violations by GSI. The credit card associations and their member banks set and interpret operating rules related to their credit cards. The credit card associations and/or member banks could adopt new operating rules or re-interpret existing rules that GSI might find difficult or even impossible to follow. As a result, GSI could lose GSI’s ability to give customers the option of using credit cards to fund their payments. If GSI were unable to accept credit cards, GSI’s business would be seriously damaged.

Credit card fraud could adversely affect GSI’s business.

The failure to adequately control fraudulent transactions could increase GSI’s expenses. To date, GSI has not suffered material losses due to fraud. However, GSI may in the future suffer losses as a result of orders placed with fraudulent credit card data. Under current credit card practices, GSI is liable for fraudulent credit card transactions because GSI does not obtain a cardholder’s signature. With respect to checks and installment sales, GSI generally is liable for fraudulent transactions.

If one or more states successfully assert that GSI should collect or should have collected sales or other taxes on the sale of GSI’s merchandise, GSI’s business could be harmed.

GSI currently collects sales or other similar taxes only for goods sold by GSI and shipped into certain states. One or more local, state or foreign jurisdictions may seek to impose historical and future sales tax obligations on GSI or its clients and other out-of-state companies that engage in e-commerce. In recent years, certain large retailers expanded their collection of sales tax on purchases made through affiliated web sites. GSI’s business could be adversely affected if one or more states or any foreign country successfully asserts that GSI should collect sales or other taxes on the sale of merchandise through the e-commerce businesses GSI operates.

GSI may have exposure to greater than anticipated tax liabilities.

GSI is subject to income, payroll and other taxes in both the United States and foreign jurisdictions. In the ordinary course of GSI’s business, there are many transactions and calculations where the ultimate tax determination is uncertain. Moreover, significant judgment is required in evaluating GSI’s worldwide provision for income taxes. GSI’s determination of its tax liability is always subject to review by applicable tax authorities. Any adverse outcome of such a review could have a negative effect on GSI’s operating results and financial conditions. Although GSI believes its estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in GSI’s financial statements and may materially affect GSI’s financial results in the period or periods for which such determination is made.

GSI relies on insurance to mitigate some risks and, to the extent the cost of insurance increases or GSI is unable or chooses not to maintain sufficient insurance to mitigate the risks facing GSI’s business, GSI’s operating results may be diminished.

GSI contracts for insurance to cover certain potential risks and liabilities. In the current environment, insurance companies are increasingly specific about what they will and will not insure. It is possible that GSI may not be able to get enough insurance to meet GSI’s needs, may have to pay very high prices for the coverage it does get, have very high deductibles or may not be able to acquire any insurance for certain types of business risk. In addition, GSI has in the past and may in the future choose not to obtain insurance for certain risks facing its business. This could leave GSI exposed to potential claims. If GSI were found liable for a significant claim in the future, its operating results could be negatively impacted. Also, to the extent the cost of maintaining insurance increases, GSI’s operating results will be negatively affected.

Existing or future laws or regulations could harm GSI’s business or marketing efforts.

GSI is subject to international, federal, state and local laws applicable to businesses in general and to e-commerce specifically. Due to the increasing growth and popularity of the internet and e-commerce, many laws and regulations relating to the internet and online retailing are proposed and considered at the country, federal, state and local levels. These laws and regulations could cover issues such as taxation, pricing, content, distribution, access, quality and delivery of products and services, electronic contracts, intellectual property rights, user privacy and information security.

For example, at least one state has enacted, and other states have proposed, legislation limiting the uses of personal information collected online or requiring collectors of information to establish procedures to disclose and notify users of privacy and security policies, obtain consent from users for use and disclosure of information, or provide users with the ability to access, correct and delete stored information. Even in the absence of such legislation, the Federal Trade Commission has settled several proceedings resulting in consent decrees in which internet companies have been required to establish programs regulating the manner in which personal information is collected from users and provided to third parties. GSI could become a party to a similar enforcement proceeding. These regulatory and enforcement efforts could also harm GSI’s ability to collect demographic and personal information from users, which could be costly or adversely affect GSI’s marketing efforts.

The applicability of existing laws governing issues such as property ownership, intellectual property rights, taxation, libel, obscenity, qualification to do business and export or import matters could also harm GSI’s business. Many of these laws may not contemplate or address the unique issues of the internet or online retailing. Some laws that do contemplate or address those unique issues, such as the Digital Millennium Copyright Act and The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the “CAN-SPAM,” Act, are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. These current and future laws and regulations could reduce GSI’s ability to operate efficiently.

GSI’s e-Dialog e-mail marketing solutions business is dependent on the market for e-mail marketing solutions and there may be changes in the market that may harm GSI’s business.

In GSI’s e-Dialog e-mail marketing solutions business, GSI derives revenue from e-mail marketing solutions. The market for e-mail marketing solutions is at a relatively early stage of development, making this business and future prospects difficult to evaluate. GSI’s current expectations with respect to areas of growth within the market may not prove to be correct.

Should GSI’s clients lose confidence in the value or effectiveness of e-mail marketing, the demand for GSI’s products and services will likely decline. A number of factors could affect GSI’s clients’ assessment of the value or effectiveness of e-mail marketing, including the following:

•	growth in the number of e-mails sent or received on a daily or regular basis;

•	the ability of filters to effectively screen for unwanted e-mails;

•	the ability of smart phones or similar communications to adequately display e-mail;

•	continued security concerns regarding internet usage in general from viruses, worms or similar problems affecting internet and e-mail utilization; and

•	increased governmental regulation or restrictive policies adopted by internet service providers, or “ISPs,” that make it more difficult or costly to utilize e-mail for marketing communications.

Any decrease in the use of e-mail by businesses would reduce demand for GSI’s e-mail marketing products or services and the business and results of operation for GSI’s e-mail marketing business would suffer.

In addition, it is uncertain whether GSI’s e-mail marketing solutions will achieve and sustain the high level of market acceptance that is critical to the success of GSI’s business. If the market for e-mail marketing solutions fails to grow or grows more slowly than GSI currently anticipates, demand for GSI’s e-mail marketing solutions may decline and GSI’s revenue would suffer. GSI may not be able to successfully address any of these challenges, risks and difficulties, including the other risks related to GSI’s business and industry described below. Failure to adequately do so could adversely affect GSI’s business, results of operations or financial condition.

Existing federal, state and international laws regulating e-mail marketing practices impose certain obligations on the senders of commercial e-mails and could expose GSI to liability for violations, decrease the effectiveness of GSI’s e-mail marketing solutions, and expose GSI to financial, criminal and other penalties for non-compliance, which could increase GSI’s operating costs.

The CAN-SPAM Act establishes certain requirements for commercial e-mail messages and specifies penalties for commercial e-mail that violates the CAN-SPAM Act. The CAN-SPAM Act, among other things, obligates the sender of commercial e-mails to provide recipients with the ability to opt out of receiving future commercial e-mail messages from the sender. As a result, in the event GSI’s products and services were to become unavailable or malfunction for any period of time for any reason, GSI’s clients could violate the provision of the CAN-SPAM Act. Moreover, non-compliance with this and other aspects of the CAN-SPAM Act carries significant financial penalties. Many states have also passed laws regulating commercial e-mail practices that typically provide a private right of action and specify damages and other penalties, which in some cases may be substantial. Some of these laws are significantly more punitive and difficult to comply with than the CAN-SPAM Act. It is not settled whether all or a portion of certain state laws may be preempted by the CAN-SPAM Act. In addition, certain foreign countries have enacted laws that regulate sending e-mail, and some of these laws are more restrictive than U.S. laws. For example, some foreign laws prohibit sending unsolicited e-mail unless the recipient has provided the sender advance consent to receipt of such e-mail, or in other words has “opted-in” to receiving it. If GSI were found to be in violation of the CAN-SPAM Act, applicable state laws not preempted by the CAN-SPAM Act, or foreign laws regulating the distribution of e-mail, whether as a result of violations by GSI’s clients or if GSI were deemed to be directly subject to and in violation of these requirements, GSI could be exposed to one or more of the following consequences:

•	payment of statutory, actual or other damages;

•	criminal penalties;

•	actions by state attorneys general;

•	actions by private citizens or class actions; and

•	penalties imposed by regulatory authorities of the U.S. government, state governments and foreign governments.

Any of these potential areas of exposure would adversely affect GSI’s financial performance, could preclude GSI from doing business in specific jurisdictions, and significantly harm GSI’s business. GSI also may be required to change one or more aspects of the way it operates its business, which could impair GSI’s ability to attract and retain clients or increase GSI’s operating costs.

Private spam blacklists may interfere with GSI’s ability to communicate with GSI’s e-commerce customers and the ability of the clients of e-Dialog to effectively deploy GSI’s e-mail marketing products or services which could harm GSI’s business.

In operating the e-commerce businesses of GSI’s clients, GSI depends on e-mail to market to and communicate with customers, GSI’s clients also rely on e-mail to communicate with their customers and e-Dialog provides e-mail marketing solutions to its clients. In an effort to regulate the use of e-mail for commercial solicitation, various private companies maintain “blacklists” of companies and individuals (and the websites, ISPs and internet protocol addresses associated with those companies or individuals) that do not adhere to standards of conduct or practices for commercial e-mail solicitations that the blacklisting entity believes are appropriate. If a company’s internet protocol addresses are listed by a blacklisting entity, e-mails sent from those addresses may be blocked if they are sent to any internet domain or internet address that subscribes to the blacklisting entity’s service or purchases its blacklist. It is possible that this sort of blacklisting or similar restrictive activity could interfere with GSI’s ability to communicate with customers of its clients’ e-commerce businesses or to market its clients’ products or services and could undermine the effectiveness of GSI’s clients’ e-mail marketing campaigns, all of which could damage GSI’s business.

ISPs can also block e-mails from reaching their users. Recent releases of ISP software and the implementation of stringent new policies by ISPs make it more difficult to deliver GSI’s clients’ e-mails. If ISPs materially limit, delay or halt the delivery of GSI’s or its clients’ e-mails, or if GSI fails to deliver GSI’s or its clients’ e-mails in a manner compatible with ISPs’ e-mail handling or authentication technologies, then the demand for GSI’s products or services could be reduced and GSI’s clients may seek to terminate their agreements with GSI.

From time to time, GSI may acquire or invest in other companies. There are risks associated with potential acquisitions and investments and GSI may not achieve the expected benefits of future acquisitions and investments.

GSI has recently completed several acquisitions and if GSI is presented with opportunities that GSI considers appropriate, GSI may make investments in complementary companies, products or technologies or GSI may purchase other companies. GSI may not realize the anticipated benefits of any investment or acquisition. GSI may be subject to unanticipated problems and liabilities of acquired companies. While GSI attempts in its acquisitions to determine the nature and extent of any pre-existing liabilities, and to obtain indemnification rights from the previous owners for acts or omissions arising prior to the date of acquisition, resolving issues of liability between the parties could involve a significant amount of time, manpower and expense. If GSI or any of its subsidiaries were to be unsuccessful in a claim for indemnity from a seller, the liability imposed on GSI or its subsidiary could have a material adverse effect on GSI. GSI may not be able to assimilate successfully the additional personnel, operations, acquired technology or products or services into its business. Any acquisition may strain GSI’s existing financial and managerial controls and reporting systems and procedures. If GSI does not successfully integrate any acquired business, the expenditures on integration efforts will reduce GSI’s cash position without GSI being able to realize the expected benefits of the acquisition. In addition, key personnel of an acquired company may decide not to work for GSI. These difficulties could disrupt GSI’s ongoing business, distract GSI’s management and employees and increase GSI’s expenses. Further, the physical expansion in facilities that could occur as a result of any acquisition may result in disruptions that could seriously impair GSI’s business. Finally, GSI may have to use its cash resources, incur debt or issue additional equity securities to pay for other acquisitions or investments, which could increase GSI’s leverage or be dilutive to GSI’s stockholders.

GSI plans to continue to expand its business internationally which may cause GSI’s business to become increasingly susceptible to numerous international business risks and challenges. GSI has limited experience in international operations.

GSI ships certain products to Canada and other countries. In addition, in January 2006, GSI completed the acquisition of Aspherio S.L., a Barcelona, Spain-based provider of outsourced e-commerce solutions now known as GSI Commerce Solutions International. In December 2007, GSI completed the acquisition of Zendor.com Ltd., a Manchester, United Kingdom-based provider of outsourced e-commerce solutions now known as Zendor/GSI Commerce Ltd. In February 2008, GSI completed the acquisition of e-Dialog, Inc. with operations in London, England. Because GSI’s growth strategy involves expanding GSI’s business internationally, GSI intends to continue to expand GSI’s international efforts. However, GSI has limited experience in international business, and GSI cannot assure you that GSI’s international expansion strategy will be successful. To date, however, GSI’s international business activities have been limited. GSI’s lack of a track record outside the United States increases the risks described below. In addition, GSI’s experience in the United States may not be relevant to establishing a business outside the United States. Accordingly, GSI’s international expansion strategy is subject to significant execution risk, as GSI cannot assure you that GSI’s strategy will be successful. For fiscal 2007, substantially all of GSI’s net revenues, operating results and assets were in the United States.

International expansion is subject to inherent risks and challenges that could adversely affect GSI’s business, including:

•	the need to develop new supplier and manufacturer relationships, particularly because major manufacturers may require that GSI’s international operations deal with local distributors;

•	compliance with international legal and regulatory requirements and tariffs;

•	managing fluctuations in currency exchange rates;

•	difficulties in staffing and managing foreign operations;

•	greater difficulty in accounts receivable collection;

•	potential adverse tax consequences;

•	uncertain political and economic climates;

•	potentially higher incidence of fraud;

•	price controls or other restrictions on foreign currency; and

•	difficulties in obtaining export and import licenses and compliance with applicable export controls.

Any negative impact from GSI’s international business efforts could negatively impact GSI’s business, operating results and financial condition as a whole. In addition, gains and losses on the conversion of foreign payments into U.S. dollars may contribute to fluctuations in GSI’s results of operations and fluctuating exchange rates could cause reduced revenues and/or gross margins from non-dollar-denominated international sales.

In addition, if GSI further expands internationally, GSI may face additional competition challenges. Local companies may have a substantial competitive advantage because of their greater understanding of, and focus on, the local customer. In addition, governments in foreign jurisdictions may regulate e-commerce or other online services in such areas as content, privacy, network security, copyright, encryption, taxation, or distribution. GSI also may not be able to hire, train, motivate and manage the required personnel, which may limit GSI’s growth in international market segments.

In addition, compliance with foreign and U.S. laws and regulations that are applicable to GSI’s international operations is complex and may increase GSI’s cost of doing business in international jurisdictions and GSI’s international operations could expose GSI to fines and penalties if GSI fails to comply with these regulations. These laws and regulations include import and export requirements, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials. Any violations of such laws could subject GSI to civil or criminal penalties, including substantial fines or prohibitions on GSI’s ability to offer its products and services to one or more countries, and could also materially damage GSI’s reputation, international expansion efforts, business and operating results.

GSI’s success is dependent upon GSI’s executive officers and other key personnel.

GSI’s success depends to a significant degree upon the contribution of GSI’s executive officers and other key personnel, particularly Michael G. Rubin, chairman of the board, president and chief executive officer. GSI’s executive officers and key personnel could terminate their employment with GSI at any time despite any employment agreements GSI may have with these employees. Due to the competition for highly qualified personnel, GSI cannot be sure that GSI will be able to retain or attract executive, managerial or other key personnel. GSI has obtained key person life insurance for Mr. Rubin in the amount of $9.0 million. GSI has not obtained key person life insurance for any of GSI’s other executive officers or key personnel.

GSI may be unable to hire and retain skilled personnel which could limit GSI’s growth.

GSI’s future success depends on its ability to continue to identify, attract, retain and motivate skilled personnel which could limit GSI’s growth. GSI intends to continue to seek to hire a significant number of skilled personnel. Due to intense competition for these individuals from GSI’s competitors and other employers, GSI may not be able to attract or retain highly qualified personnel in the future. GSI’s failure to attract and retain the experienced and highly trained personnel that are integral to GSI’s business may limit GSI’s growth. Additionally, GSI has experienced recent growth in personnel numbers and expects to continue to hire additional personnel in selected areas. Managing this growth requires significant time and resource commitments from GSI’s senior management. If GSI is unable to effectively manage a large and geographically dispersed group of employees or to anticipate GSI’s future growth and personnel needs, GSI’s business may be adversely affected.

There are limitations on the liabilities of GSI’s directors and executive officers. Under certain circumstances, GSI is obligated to indemnify GSI’s directors and executive officers against liability and expenses incurred by them in their service to GSI.

Pursuant to GSI’s amended and restated certificate of incorporation and under Delaware law, GSI’s directors are not liable to GSI or GSI’s stockholders for monetary damages for breach of fiduciary duty, except for liability for breach of a director’s duty of loyalty, acts or omissions by a director not in good faith or which involve intentional misconduct or a knowing violation of law, dividend payments or stock repurchases that are unlawful under Delaware law or any transaction in which a director has derived an improper personal benefit. In addition, GSI has entered into indemnification agreements with each of its directors and executive officers. These agreements, among other things, require GSI to indemnify each director and executive officer for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts, incurred by any such person in any action or proceeding, including any action by GSI or in GSI’s right, arising out of the person’s services as one of GSI’s directors or executive officers. The costs associated with actions requiring indemnification under these agreements could be harmful to GSI’s business.

If GSI fails to maintain an effective system of internal controls, GSI may not be able to accurately report GSI’s financial results or prevent fraud. As a result, current and potential stockholders and clients could lose confidence in GSI’s financial reporting, which could harm GSI’s business, the trading price of GSI’s common stock and GSI’s ability to retain GSI’s current clients and obtain new clients.

Section 404 of the Sarbanes-Oxley Act of 2002 requires GSI’s management to report on the effectiveness of GSI’s internal control over financial reporting. GSI has expended significant resources to comply with its obligations under Section 404 with respect to fiscal 2007. If GSI fails to correct any issues in the design or operating effectiveness of internal control over financial reporting or fails to prevent fraud, current and potential stockholders and clients could lose confidence in GSI’s financial reporting, which could harm GSI’s business, the trading price of GSI’s common stock and GSI’s ability to retain its current clients and obtain new clients.

Risks Related to GSI’s Common Stock

GSI may enter into future acquisitions and take certain actions in connection with such acquisitions that could affect the price of GSI’s common stock.

As part of GSI’s growth strategy, GSI expects to review acquisition prospects that would offer growth opportunities and GSI may acquire businesses, products or technologies in the future. In the event of future acquisitions, GSI could:

•	use a significant portion of GSI’s available cash;

•	issue equity securities, which would dilute current stockholders’ percentage ownership;

•	incur substantial debt;

•	incur or assume contingent liabilities, known or unknown;

•	incur amortization expenses related to intangibles; and

•	incur large, immediate accounting write-offs.

Such actions by GSI could harm GSI’s results from operations and adversely affect the price of GSI’s common stock.

GSI’s operating results have fluctuated and may continue to fluctuate significantly, which may cause the market price of GSI’s common stock to be volatile.

GSI’s annual and quarterly operating results have and may continue to fluctuate significantly due to a variety of factors, many of which are outside of GSI’s control. Because GSI’s operating results may be volatile and difficult to predict, period-to-period comparisons of GSI’s operating results may not be a good indication of GSI’s future performance. GSI’s operating results may also fall below GSI’s published expectations and the expectations of securities analysts and investors, which likely will cause the market price of GSI’s common stock to decline significantly.

Factors that may cause GSI’s operating results to fluctuate or harm GSI’s business include but are not limited to the following:

•	GSI’s ability to obtain new clients or to retain existing clients in GSI’s e-commerce and marketing services businesses;

•	the performance of one or more of GSI’s client’s e-commerce businesses;

•	GSI’s and its clients’ ability to obtain new customers at a reasonable cost or encourage repeat purchases;

•	the number of visitors to the e-commerce businesses operated by GSI or GSI’s ability to convert these visitors into customers;

•	GSI’s and its clients’ ability to offer an appealing mix of products or to sell products that GSI purchases;

•	GSI’s ability to achieve effective results for its marketing services clients;

•	GSI’s ability to adequately develop, maintain and upgrade its clients’ e-commerce businesses or the technology and systems GSI uses to process customers’ orders and payments;

•	the timing and costs of upgrades and developments of GSI’s systems and infrastructure;

•	the ability of GSI’s competitors to offer new or superior e-commerce businesses, services or products or new or superior marketing services;

•	price competition that results in lower profit margins or losses;

•	the seasonality of GSI’s business, especially the importance of GSI’s fiscal fourth quarter to GSI’s business;

•	GSI’s inability to obtain or develop specific products or brands or unwillingness of vendors to sell their products to GSI;

•	unanticipated fluctuations in the amount of consumer spending on various products that GSI sells, which tend to be discretionary spending items;

•	the cost of advertising and the amount of free shipping and other promotions GSI offers;

•	increases in the amount and timing of operating costs and capital expenditures relating to expansion of GSI’s operations;

•	GSI’s inability to manage GSI’s shipping costs on a profitable basis or unexpected increases in shipping costs or delivery times, particularly during the holiday season;

•	inflation of prices of fuel and gasoline and other raw materials that impact GSI’s costs;

•	technical difficulties, system security breaches, system downtime or internet slowdowns;

•	GSI’s inability to manage inventory levels or control inventory shrinkage;

•	GSI’s inability to manage fulfillment operations or provide adequate levels of customer care or GSI’s inability to forecast the proper staffing levels in fulfillment and customer care;

•	an increase in the level of GSI’s product returns or GSI’s inability to effectively process returns;

•
government regulations related to the internet or e-commerce which could increase the costs associated with operating GSI’s businesses, including requiring the collection of sales tax on all purchases through the e-commerce businesses GSI operates; and

•	unfavorable economic conditions in general or specific to the internet or e-commerce, which could reduce demand for the products sold through GSI’s clients’ e-commerce businesses.

Future sales of GSI’s common stock in the public market or the issuance of securities senior to GSI’s common stock could adversely affect the trading price of GSI’s common stock and GSI’s ability to raise funds in new securities offerings.

Future sales of GSI’s common stock, the perception that such sales could occur or the availability for future sale of shares of GSI’s common stock or securities convertible into or exercisable for GSI’s common stock could adversely affect the market prices of GSI’s common stock prevailing from time to time and could impair GSI’s ability to raise capital through future offerings of equity or equity-related securities. In addition, GSI may issue common stock or equity securities senior to GSI’s common stock in the future for a number of reasons, including to finance GSI’s operations and business strategy, to adjust GSI’s ratio of debt to equity, to satisfy GSI’s obligations upon the exercise of stock options or for other reasons.

As of October 13, 2008, there were 2,893,841 shares available for new awards under GSI’s 2005 Equity Incentive Plan, referred to as the “2005 plan.” Additionally, as of October 13, 2008 there were 3,931,054 shares of common stock that were subject to outstanding awards granted under the 2005 plan and 3,989,211 shares of common stock that were subject to outstanding awards granted under GSI’s 1996 Equity Incentive Plan. In the event of the cancellation, expiration, forfeiture or repurchase of any of these shares, such shares would become available for issuance under the 2005 plan. In order to attract and retain key personnel, GSI may issue additional securities, including stock options, restricted stock grants and shares of common stock, in connection with GSI’s employee benefit plans, or may lower the price of existing stock options. No prediction can be made as to the effect, if any, that the sale, or the availability for sale, of substantial amounts of common stock by GSI’s existing stockholders pursuant to an effective registration statement will have on market prices of GSI’s common stock.

GSI has never paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

GSI has never paid cash dividends on its common stock and does not anticipate that any cash dividends will be declared or paid in the foreseeable future. In addition, the terms of GSI’s secured revolving credit facility prohibit GSI from declaring or paying dividends on GSI’s common stock. As a result, holders of GSI’s common stock will not receive a return, if any, on their investment unless they sell their shares of GSI’s common stock.

GSI is controlled by certain principal stockholders.

As of October 2, 2008, Michael G. Rubin, GSI’s chairman, president and chief executive officer, beneficially owned 15.6%, funds affiliated with SOFTBANK Holdings Inc., or SOFTBANK, beneficially owned 17.2%, and Liberty Media Corporation, or Liberty, through its subsidiary QVC, Inc. and QVC’s affiliate QK Holdings, Inc. beneficially owned approximately 19.5% of GSI’s outstanding common stock. If they decide to act together, any two of Mr. Rubin, SOFTBANK, and Liberty would be in a position to exercise considerable control, and all three would be in a position to exercise complete control, over most matters requiring stockholder approval, including the election or removal of directors, approval of significant corporate transactions and the ability generally to direct GSI’s affairs. Furthermore, pursuant to stock purchase agreements, SOFTBANK and Liberty each have the right to designate up to one member of GSI’s board of directors. This concentration of ownership and the right of SOFTBANK and Liberty to designate members to GSI’s board of directors may have the effect of delaying or preventing a change in control of GSI, including transactions in which stockholders might otherwise receive a premium over prevailing market prices for GSI’s common stock. Furthermore, Mr. Rubin has entered into voting agreements with each of SOFTBANK and Liberty, and SOFTBANK and Liberty have entered into voting agreements with each other. The parties to these voting agreements have agreed to support the election of the directors designated by each of the other parties.

It may be difficult for a third-party to acquire GSI and this could depress GSI’s stock price.

Certain provisions of GSI’s amended and restated certificate of incorporation, bylaws, stockholder rights agreement and Delaware law may have the effect of discouraging, delaying or preventing transactions that involve any actual or threatened change in control. The rights issued under GSI’s stockholder rights agreement may be a substantial deterrent to a person acquiring beneficial ownership of 20% or more (or, in the case of any stockholder that as of April 2, 2006 beneficially owned 19% or more of the outstanding shares of common stock, 25.1% or more) of GSI’s common stock without the approval of GSI’s board of directors. The stockholder rights agreement would cause extreme dilution to such person.

In addition, GSI is subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, restricts certain transactions and business combinations between a corporation and a stockholder owning 15% or more of the corporation’s outstanding voting stock for a period of three years from the date the stockholder becomes a 15% stockholder. In addition to discouraging a third party from seeking to acquire control of GSI, the foregoing provisions could impair the ability of existing stockholders to remove and replace GSI’s management and/or GSI’s board of directors.

Because many investors consider a change of control a desirable path to liquidity, delaying or preventing a change in control of GSI’s company may reduce the number of investors interested in GSI’s common stock, which could depress GSI’s stock price.

See “— GSI is controlled by certain principal stockholders.”

The price of GSI’s common stock may fluctuate significantly.

The price of GSI’s common stock on the Nasdaq Global Select Market has been volatile. From December 30, 2007, the first day of GSI’s fiscal 2008, through October 28, 2008, the high and low sales prices of GSI’s common stock ranged from$19.75 to $8.00 per share. During fiscal 2007, the high and low sale prices of GSI’s common stock ranged from $29.27 to $16.09 per share. During fiscal 2006, the high and low sale prices of GSI’s common stock ranged from $19.52 to $10.67 per share. During fiscal 2005, the high and low sale prices of GSI’s common stock ranged from $21.25 to $12.21 per share. GSI expects that the market price of GSI’s common stock may continue to fluctuate.

GSI’s common stock price can fluctuate as a result of a variety of factors, many of which are beyond GSI’s control. These factors include, among others:

•	GSI’s performance and prospects;

•	the performance and prospects of GSI’s clients;

•	the depth and liquidity of the market for GSI’s common stock;

•	the vesting of GSI equity awards resulting in the sale of large amounts of GSI common stock during concentrated trading windows;

•	investor perception of GSI and the industry in which GSI operates;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	general financial and other market conditions; and

•	general economic conditions.

In addition, the stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the market price of GSI’s common stock.

Holders of GSI’s common stock will be subordinated to GSI’s secured revolving credit facility, convertible notes and other indebtedness.

In the event of GSI’s liquidation or insolvency, holders of common stock would receive a distribution only after payment in full of all principal and interest due under GSI’s secured revolving credit facility, due to holders of GSI’s convertible notes and due to other creditors, and there may be little or no proceeds to distribute to holders of common stock at such time.

Conversion of GSI’s subordinated convertible notes would dilute the ownership interest of existing stockholders.

In June 2005, GSI issued $57.5 million principal amount of GSI’s subordinated convertible notes due 2025, referred to as the “3% convertible notes,” and in July 2007 GSI issued $150.0 million principal amount of GSI’s subordinated convertible notes due 2027, referred to as the “2.5% convertible notes,” which are all convertible into shares of GSI’s common stock. Under certain circumstances, a maximum of 6,157,635 shares of GSI common stock could be issued upon conversion of the 2.5% convertible notes and a maximum of 3,874,661 shares of GSI common stock could be issued upon conversion of the 3% convertible notes, in each case, subject to adjustment for stock dividends, stock splits, cash dividends, certain tender offers, other distributions and similar events. The conversion of some or all of these notes will dilute the ownership interest of existing GSI stockholders. Any sales in the public market of the common stock issuable upon such conversions could adversely affect prevailing market prices of GSI’s common stock. In addition, the existence of these notes could encourage short selling by market participants because the conversion of the notes could depress the price of GSI’s common stock.

Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected revenue and/or expense fluctuations and affect GSI’s reported results of operations.

A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on GSI’s reported results and may even require retroactive or retrospective application. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect GSI’s reported financial results or the way GSI conducts its business.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP APB 14-1”), which changes the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-1 will require the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. GSI’s $207.5 million of subordinated convertible notes will be subject to the provisions of this proposal because under the notes GSI has the ability to elect cash settlement of the conversion value of the notes. The debt will be recognized at the present value of GSI’s cash flows discounted using its nonconvertible debt borrowing rate. The equity component will be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The FSP will also require an accretion of the resultant debt discount over the expected life of the debt. The transition guidance requires retrospective application to all periods presented and does not grandfather existing instruments. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008. GSI believes that the FSP will result in a material decrease to GSI’s liabilities and a material increase to GSI’s stockholders’ equity on the Consolidated Balance Sheets. It will also result in a material decrease to net income as a result of a material non-cash increase to interest expense to accrete the value of the debt from its fair value to its principle amount over the term of the subordinated convertible notes in the Consolidated Statements of Operations. These changes will not impact the GSI’s cash flows from operating activities, investing activities or financing activities.

In December 2007, the FASB issued SFAS 141(R). SFAS 141(R) establishes principles and requirements for an acquirer in a business combination relating to recognition and measurement of the identifiable assets acquired, the liabilities assumed and any non controlling interest in the entity acquired in the acquirer’s financial statements. In addition, SFAS 141(R) provides guidance on the recognition and measurement of goodwill acquired in the business combination or a gain from a bargain purchase as well as the information required to be disclosed to enable users of the financial statements to evaluate the nature and financial impact of the business combination. FAS 141(R) also requires recognition of assets and liabilities of non controlling interests acquired, fair value measurement of consideration and contingent consideration, expense recognition for transaction costs and certain integration costs, recognition of the fair value of contingencies, and adjustments to income tax expense for changes in an acquirer’s existing valuation allowances or uncertain tax positions that result from the business combination. FAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and shall be applied prospectively. If the acquisition of Innotrac closes in fiscal 2009, the adoption of SFAS 141(R) in GSI’s first fiscal quarter of 2009 may result in a materially different recorded purchase price than under the provisions of FAS 141 and/or an increase in GSI’s general and administrative expense line item within its Consolidated statements of Operations for direct acquisition-related expenses and transaction costs which would have been included in the acquisition price under the provisions of SFAS 141.

GSI has included risk factors related to its acquisition of Innotrac in its Registration Statement on Form S-4 filed with the SEC on November 4, 2008 (the “Registration Statement”). For a description of such merger-related risks, see “Risk Factors” beginning on page 17 of the Registration Statement.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3: DEFAULTS UPON SENIOR SECURITIES.
None
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS WHO ARE NOT ALSO DIRECTORS.
None
ITEM 5: OTHER INFORMATION.
None
ITEM 6: EXHIBITS.

2.1
Agreement and Plan of Merger, dated as of October 5, 2008, by and among GSI Commerce, Inc., Bulldog Acquisition Corp., and Innotrac Corporation. (The schedules and exhibits (other than exhibits A, B and C) to the Agreement and Plan of Merger are omitted pursuant to Item 601(b)(2) of Regulation S-K. GSI agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedule or exhibit) (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on October 6, 2008 and incorporated herein by reference).

10.1	Michael Rubin Form of Restricted Stock Unit Agreement (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on August 7, 2008 and incorporated herein by reference).

10.2	Form of Restricted Stock Unit Grant Notice (Basic) Under the GSI Commerce, Inc. 2005 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf on the date indicated by the undersigned thereunto duly authorized.
Date: November 6, 2008

GSI COMMERCE, INC.
By:	/s/ MICHAEL G. RUBIN
Michael G. Rubin
Chairman, President and Chief Executive Officer

By:	/s/ MICHAEL R. CONN
Michael R. Conn
Executive Vice President, Finance and Chief Financial Officer (principal financial officer & principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of October 5, 2008, by and among GSI Commerce, Inc., Bulldog Acquisition Corp., and Innotrac Corporation. (The schedules and exhibits (other than exhibits A, B and C) to the Agreement and Plan of Merger are omitted pursuant to Item 601(b)(2) of Regulation S-K. GSI agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedule or exhibit) (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on October 6, 2008 and incorporated herein by reference).

10.1	Michael Rubin Form of Restricted Stock Unit Agreement (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on August 7, 2008 and incorporated herein by reference).

10.2	Form of Restricted Stock Unit Grant Notice (Basic) Under the GSI Commerce, Inc. 2005 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002