Form 10-K
period 2009-01-03
GSI COMMERCE INC
filed 2009-03-16
CIK 828750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 0-16611

GSI COMMERCE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	04-2958132
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.	)

935 FIRST AVENUE, KING OF PRUSSIA, PA	19406
(Address of principal executive offices)	(Zip Code	)

Registrant’s telephone number, including area code (610) 491-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	NASDAQ Global Select Market
Preferred Stock Purchase Rights	NASDAQ Global Select Market

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of the close of business on June 28, 2008, was approximately $337,137,801 based on a per share price of $14.30, the closing price of the registrant’s common stock on the trading day prior to such date, as reported on the NASDAQ Global Select Market. (1)

There were 48,304,083 shares of the registrant’s Common Stock outstanding as of the close of business on March 9, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

(Specific sections incorporated are identified under applicable items herein)

Certain information required for Parts II and III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the Proxy Statement for the 2009 Annual Meeting of Stockholders.

(1)	This amount equals the number of outstanding shares of the registrant’s common stock reduced by the number of shares that may be deemed held by the registrant’s executive officers, directors and stockholders owning in excess of 10% of the registrant’s common stock, multiplied by the last reported sale price for the registrant’s common stock on June 28, 2008 the last trading day prior to the last day of registrant’s fiscal second quarter. This information is provided solely for record keeping purposes of the Securities and Exchange Commission and shall not be construed as an admission that any executive officer, director or 10% stockholder of the registrant is an affiliate of the registrant or is the beneficial owner of any such shares. Any such inference is hereby disclaimed.

GSI COMMERCE, INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED JANUARY 3, 2009

Our fiscal year ends on the Saturday nearest the last day of December. Accordingly, references to fiscal 2004, fiscal 2005, fiscal 2006, fiscal 2007, fiscal 2008, fiscal 2009, fiscal 2010, fiscal 2011, fiscal 2012 and fiscal 2013 refer to the years ended January 1, 2005, December 31, 2005, December 30, 2006, December 29, 2007, January 3, 2009 and the fiscal years ending January 2, 2010, January 1, 2011, December 31, 2011, December 29, 2012 and December 28, 2013, respectively.

PART I

ITEM 1:	BUSINESS

Overview

We are a leading provider of e-commerce and interactive marketing services to large businesses that sell products directly to consumers (b2c). We have two reportable segments — e-commerce services and interactive marketing services. For e-commerce services, we deliver customized solutions to clients through an integrated e-commerce platform, which is comprised of three components: technology, fulfillment and call center services. We offer each of the platform’s components on a modular basis, or as part of an integrated, end-to-end solution. For interactive marketing services, we offer online marketing and advertising, user experience and design, studio and e-mail marketing services. We provide services to approximately 200 clients, which include: Aeropostale®, American Eagle Outfitters®, Avis®, BMG Music Service®, Bath & Body Works®, British Airways®, CBS®, Christopher & Banks®, Dick’s Sporting Goods®, Estee Lauder®, Major League Baseball®, the NFL®, Reuters®, RalphLauren.com®, The Royal Bank of Scotland® group of companies, Sports Authority®, The TJX® Companies, Toys “R” Us® and Warnaco®.

We help our clients grow their e-commerce and multichannel businesses faster and more profitably than they could on their own. As retailers and brands place a greater emphasis on developing their online channels, they are challenged to make the level of investment required to support high-quality, multichannel, e-commerce businesses. The online businesses of our clients and prospects often account for a small but growing percentage of their companies’ overall businesses, which makes their online businesses too important to ignore, but often not large enough to justify the investment required to provide a robust e-commerce offering.

Our core competencies are providing services that enable our clients to build and grow their e-commerce and multichannel retailing businesses. By partnering with us, we believe companies gain access to better quality technology, a proven and integrated infrastructure along with e-commerce, multichannel and interactive marketing expertise. Our scale allows us to provide our clients with a broader range of high-quality capabilities, expertise and infrastructure than they could justify building, implementing and maintaining on their own and to continually invest in enhancing our service offerings and expertise and increasing our capacity.

For additional information about our reportable segments, see Note 14, Segment Information, to our consolidated financial statements included in Item 15, Exhibits and Financial Statement Schedule, of this Annual Report on Form 10-K.

e-Commerce Services

We provide e-commerce services domestically and internationally that enable b2c companies to operate e-commerce and multichannel retailing businesses. Our services include a comprehensive and integrated suite of Web and e-commerce technologies, fulfillment and customer care, the components of which we offer as part of an integrated e-commerce platform as well as on a modular basis. Additionally, our e-commerce services include technical Web and e-commerce development services, buying services, value-added fulfillment services, and services where we act as reseller of goods and services to our clients.

Our e-commerce solutions focus on the needs of our clients to promote their brand identity and provide multichannel capabilities while enabling them to remain focused on growing their businesses. We continually seek to broaden and increase the scope of our services and capabilities to help our clients grow their e-commerce businesses and enhance their customers’ online experience.

Our e-commerce services can be customized to provide solutions that best fit the needs of our clients. Our core set of platform components serves as the foundation to provide clients with customizable e-commerce solutions and services. These solutions are based on specific design and operational requirements of individual clients’ e-commerce businesses. This customization can include the development or enhancement of technical and operational features and functions. Based on the need to gain efficiencies, improve performance and provide solutions that encourage the growth of our clients’ businesses, we continually upgrade or enhance our core set of platform components. We also supplement our internal research and development efforts with relationships we establish with leading third-party providers of e-commerce products and services and offer the products and services obtained through these strategic relationships as part of one or more of our integrated platform services.

We use our e-commerce platform and its component parts to service e-commerce businesses in which the client owns the inventory and in which we own the inventory. In cases where product is owned by the client, the client is the seller of the merchandise, establishes product prices and pays us service fees based either on a fixed or variable percentage of revenues, or on the activity performed. Some clients have us select and purchase inventory from product manufacturers and other vendors. Under these agreements, we operate the client’s e-commerce site on their behalf and under their brand or name and we sell the inventory that we own directly to consumers through our e-commerce platform. Generally, we pay a percentage of revenues to the respective clients in exchange for the right to use their brand or names, logos and Web site address in the operation of their e-commerce business and for their commitment to promote and advertise their e-commerce business. To facilitate our selection and purchasing of inventory, we have a buying organization that procures products in the merchandise categories of sporting goods, consumer electronics and licensed entertainment products. In the case of sporting goods, we use a common pool of owned sporting goods inventory, which allows us to offer a broad assortment while efficiently managing the inventory. We also have business to business (b2b) relationships with several clients to sell sporting goods and licensed products we own to their customers through their Web stores or other retail channels. We sell products to these b2b clients from our inventory or through our network of drop shippers and fulfill customer orders on behalf of these clients. When we own the inventory, we establish the prices for products that we offer, and to the extent possible, we strategically price products sold through a client’s e-commerce business to be consistent with the pricing for the same products at that client’s retail stores. Accordingly, prices for the same products may differ across our clients’ e-commerce businesses. We believe that we have strong relationships with our vendors and sources of unique products, and we regularly seek to add new vendors, brands and sources of unique products. During fiscal 2008, we purchased $39.8 million of inventory from one vendor, which accounted for 16.8% of the total dollar amount of inventory we purchased.

Technology Services

e-Commerce Engine.  We build and operate our clients’ Web stores using our proprietary, hosted e-commerce software solution enabling the complete online shopping experience. The e-Commerce Engine includes a broad set of configurable features and functions that enables the buying and selling of products online, such as product presentation, merchandising, shopping cart and checkout. The e-Commerce Engine allows clients to offer a robust consumer shopping experience that is uniquely tailored to their brand. On a selective basis, we also integrate specialized, third-party software applications into our e-Commerce Engine in areas such as search, product presentation and customer analytics.

Web Store Management Tools.  We provide our clients with proprietary Web store management tools to manage their Web store’s administration, product and catalog content and reporting. These tools help clients to:

•	create and edit product categories;

•	create, preview and schedule marketing content on their homepage and shopping pages;

•	create and edit product display characteristics including placement of product and branding images and descriptive product copy as well as product and category sequencing;

•	present special merchandising features such as featured products, related products, product collections, promotional advertisements and special offers;

•	create, customize and manage promotional campaigns;

•	establish up-sell and cross-sell relationships, manage pre-sell and backordering of yet-to-be-released or out-of-stock items and optimize search term mapping to enable consumers to more easily locate products on the site; and

•	activate and deactivate products based on inventory, availability, sell-through velocity and other criteria.

Web Infrastructure and Managed Hosting.  We host our clients’ Web stores and related systems in two Tier 1 data centers located with a leading, third-party, telecommunications company. The two separately located data centers provide fail-over reliability for our clients’ Web stores. We use off-site, vaulted storage for system and database backups. We actively manage and monitor the operations and infrastructure of our data centers, including communications, bandwidth, network, systems administration, load balancing, production support, security and data and storage requirements.

Order Management and Processing.  Our order management system manages all aspects of orders placed through our clients’ Web stores, including credit card payments, alternative payments, private-label credit cards, promotions, gift card purchase and redemption, shipping fees, taxes, and other service fees such as for gift wrapping. This system also determines the appropriate fulfillment channel for each order and manages backorders, substitutions, returns and exchanges. Our system is capable of accepting all major credit cards (Visa, MasterCard, American Express, and Discover), gift cards, gift certificates, private-label credit cards, physical checks, store credits, purchase orders (for business-to-business), alternative payment and checkout methods (Bill Me Later, PayPal and Google Checkout) and international credit and debit cards (JCB, Dankort and Switch/Maestro). The system supports MasterCard SecureCode and Verified by Visa, which are security technologies that ensure use by authorized cardholders only. We use multiple fraud detection and prevention tools and software, and we are linked with real-time, global fraud prevention databases. We can create customized rules to meet specific client fraud policy requirements, and we train our customer care center agents on those policies. We maintain an internal team that is focused on order review, fraud prevention and claims processing. We also participate in an ongoing program that validates our compliance with the Payment Card Industry Data Security Standard (PCI DSS).

Reporting and Analytics.  We provide our clients with continuous access to a secure, Web-based reporting portal that provides demand, merchandising, marketing, click stream and Web metrics. The portal’s user-friendly interface includes parameter-driven reports (e.g., custom timeframes), online analytical processing, pivot tables, graphical charts, trend analyses and CSV or Excel data export formats.

Fulfillment and Drop Shipping Services

We offer a range of order fulfillment services through six fulfillment centers — five in the U.S. and one in Europe.

As business needs dictate, we obtain supplemental fulfillment space to support our fulfillment centers. At our fiscal year end 2008, our total fulfillment footprint was approximately 2.5 million square feet. We also integrate with an extensive network of third-party, drop-ship vendors as well as with certain clients who perform their own fulfillment. We work with a network of more than 660 drop-ship vendors and manufacturers that allows clients to operate with greater inventory efficiency and to offer shoppers a wider product assortment. We have a dedicated vendor operations group that monitors drop-ship performance utilizing our proprietary fulfillment management system.

Our fulfillment activities include inbound receiving, storage, picking, packing and shipping and returns processing. We also offer a variety of value-added fulfillment services including customized package branding, gift wrapping, gift messaging, promotional inserts, bundling, kitting as well as product personalization and decorating that includes services such as monogramming, engraving, embroidering and heat transfer. Additionally, we process orders and provide fulfillment for clients that directly market products through television advertisements (infomercials), the Web and over the telephone. We also provide fulfillment services for specialized award programs.

We maintain relationships with major freight carriers and seek to achieve purchasing efficiencies by aggregating the shipping volume of our clients. We offer multiple forms of shipping methods to our clients’ customers, including standard and expedited options, and we ‘rate shop’ at the individual package/order level so that clients’ customers are charged the lowest shipping rate. We offer ’ShipQuik,’ a customized shipping program, which uses our operational scale to improve ship times at competitive prices.

We maintain inventory integrity and accuracy through a variety of methods, including electronic inbound item-level scan validation, robust daily cycle counting, directed wireless paperless picking, product scan verification of outbound items, outbound parcel expected weight validation, transaction activity and data analysis and security-related checks.

Customer Care Services

We provide customer care 24 hours per day, seven days per week through four customer care centers in the U.S. and one customer care center in the U.K. When needed, we utilize third-parties to add customer service capacity. We also deploy our customer care application remotely for clients that provide their own customer care services. Our primary customer care activity is inbound contact management via phone and e-mail and includes a capability to up-sell and cross-sell customers. Our customer care workstations contain applications and informational tools that provide agents with a 360° view and access to customer information including service history, previous purchases and personal preferences. Service agents also have visibility into product information, inventory availability and order status. These service agent tools are integrated with our order management and fulfillment operations to provide a consistent experience across all customer touch points including our clients’ Web stores, direct mail, newspaper circulars, catalogs, promotional events and direct response television campaigns. In addition to client-level training, we use a variety of customer care practices and systems to improve quality and efficiency including skills-based call routing, interactive voice response, call monitoring and work flow planning.

Interactive Marketing Services

We provide interactive marketing, online advertising and design services through our full-service, in-house digital marketing agency, gsi interactivesm. We also provide advanced e-mail marketing services and solutions through our e-mail subsidiary, e-Dialog, Inc. (“e-Dialog”), which we acquired in February 2008.

Digital Marketing Agency Services — gsi interactivesm

We develop, implement and manage marketing initiatives aimed at increasing demand for our e-commerce clients’ and non-platform clients’ products and promoting consistency for client brands across all customer channels. We have combined our e-commerce expertise, our familiarity with our clients’ online businesses and our skills in interactive marketing to offer a comprehensive suite of online marketing services. We work with our clients to develop marketing campaigns and consumer-friendly Web stores that drive customers to desired actions across multiple channels. E-commerce clients benefit from the integrated relationship between our interactive marketing services and our e-commerce platform, which gives us significant insight and knowledge about our clients’ direct-to-consumer businesses.

User Experience and Design Services.  We develop strategies and create online brand experiences based on our clients’ customers’ needs and behaviors. Our team of usability, design, content and technology professionals collaborates with our clients to create custom online experiences that reinforce our clients’ offline presence. We build and promote brand consistency by developing the overall messaging, imagery and tone for a client’s online presence. We create online stores that are intuitive and easy-to-use by providing navigational structure, presentation content and tools that add convenience, efficiency and speed to enhance the customer experience. Our in-house capabilities include a state-of-the-art usability lab, which tests shoppers’ experiences with a Web store’s design, navigation and content and provides valuable insight and feedback into customer shopping and purchasing habits and expectations. We also help clients appeal to their key customer groups through community functions that provide special interest content.

Studio Services.  We create and produce product images and descriptive content that appear on our clients’ Web stores. Standards are collaboratively established with clients to create imagery and content that aligns with the client’s branding. We maintain an in-house professional digital photography studio and use photography, graphics, imagery and rich media to create product presentations designed to inform online shoppers and encourage purchases. We create search engine optimization (SEO)-friendly detailed product specifications to educate shoppers and further enhance their online shopping experience. We write care instructions, size charts, buyers’ guides, fashion tips, legal information, appropriate age and skill levels and other informative content designed to support a customer’s purchase decision.

Interactive Marketing Services.  We develop, implement and manage strategic marketing programs for our clients that are designed to increase online exposure, generate incremental revenue and drive new customer acquisition. Our teams develop individualized marketing campaigns using buyer- and browser-preference data. We conduct A/B and multivariate testing to help drive new customer acquisition and revenue while maximizing the return on our client’s marketing investment. We work with our clients to integrate marketing campaigns across channels while considering the opportunities and limitations associated with technology, merchandising, marketing and data analysis. Through our marketing research and analysis we help our clients to create favorable product marketplace and brand positioning opportunities. We create and manage marketing campaigns and programs that include paid and natural search engine marketing (SEM) & SEO, comparison shopping engines (CSEs), online advertising, affiliate marketing and emerging media opportunities. Many of our campaigns target and capitalize on the consumer search process. We work with our clients to best position their products in multiple search forums including search engines, comparison shopping sites, contextually relevant publisher sites, blogs and social networks or within the consumer’s own e-mail inbox. We measure and analyze consumer purchasing behavior and use the intelligence to optimize marketing campaigns for our clients. We manage paid search programs to strict return on investment (ROI) targets. We also leverage our size to provide application programming interface (API) integration with all major search engines. For clients with CSE programs, we manage all aspects of the program — from data feed creation and taxonomy mapping to bid optimization at the product category and SKU level as well as feed analysis/optimization. This includes competitive program evaluation, program set-up, site-mix determination, commission structure negotiation, performance review, new site recruitment, and relationship management.

e-Mail Marketing Services — e-Dialog, Inc.

e-Dialog provides advanced e-mail marketing and database technologies, products, strategies, and services for permission-based e-mail marketers in the U.S. and in Europe.

e-Dialog’s Web-based Precision Central Suitetm offers e-mail marketers a comprehensive and integrated set of tools that combines campaign management, data segmentation, in-depth reporting, analysis and performance. e-Dialog offers a broad range of service offerings that include campaign management (for full-service and collaborative relationships), strategy, analytics, data services, data integration, creative, advanced applications, deliverability/ISP relations, and response management. Custom solutions include development of a custom content collection interface (CCI), workflow optimization and specialized conversion and Web tracking. e-Dialog benchmarks its e-mail solutions using a proven internal framework called the Relevance Trajectory. This framework enables e-mail marketers to measure and gauge the relevance of their e-mail programs and identify opportunities to improve program relevance through e-mail optimization techniques involving audience segmentation, lifecycle management, messaging triggers, personalization, interactivity, and testing, measuring and understanding ROI. e-Dialog offers clients a range of service delivery options that include full-service, self-service or collaborative relationship solutions with each based on client e-mail marketing needs. With a full-service solution, client account management teams help clients maximize their e-mail marketing potential and guide their efforts through the entire process. The client account management team works to understand a client’s marketing objectives, helps to craft a strategy and then implements an ongoing e-mail program aimed at delivering results. e-Dialog’s self-service and collaborative client relationships means clients can rely on e-Dialog for training, custom applications and production assistance whenever the expertise is needed.

Growth Strategy

Our objective is to grow our business by expanding the e-commerce businesses of our existing e-commerce services clients, by adding new clients, by expanding internationally, by growing our interactive marketing segment, and selectively through acquisitions. Key elements of our growth strategy include:

Grow Our Existing Clients’ Businesses

The financial benefit that we derive from our e-commerce service relationships with our clients is primarily tied to the performance of their e-commerce businesses. Accordingly, it is part of our strategy to grow our business by growing our clients’ e-commerce businesses by providing services and creating opportunities for our clients to grow. The services and opportunities include developing a product roadmap, investing in and expanding our customer care and fulfillment capabilities and capacity, enhancing the capabilities of our digital marketing agency and expanding our e-mail marketing efforts.

Expand Our Client Base

We intend to continue to grow our e-commerce services and interactive marketing services businesses by adding new clients. We seek to attract new clients by providing solutions that enable companies to grow their e-commerce businesses more rapidly and cost-effectively than they could on their own. Because we provide our e-commerce solutions through an integrated multi-client platform, we are able to use the experience and expertise we have developed to attract new clients. We employ an in-house sales organization and sales support group that develops our business prospects in the U.S. and Europe.

Expand Internationally

We intend to continue to build our presence internationally through continuing development efforts to internationalize the e-commerce technology component of our domestic platform for large international clients and through strategic acquisitions. We intend to grow our business by expanding internationally and replicating our domestic integrated e-commerce platform and our multichannel services model on a global basis. Our international operations do not currently represent a material portion of our business.

Grow Revenue from Interactive Marketing and Other Value-Added Services

We also intend to continue to grow by providing interactive marketing services, such as Web store design, branding, online advertising and e-mail marketing as well as through other value-added services we provide such as technical Web and e-commerce development services, buying services and value-added fulfillment services. In addition, we also offer clients custom technology development and implementation services and value-added fulfillment services such as product customization and personalization, and gift card and award program fulfillment.

Selectively Pursue Acquisitions

We also intend to continue to grow by selectively acquiring companies that can either enhance our existing capabilities or provide us with new capabilities that are strategic to either our e-commerce or interactive marketing businesses. In 2007 and through February 2008, we completed three such acquisitions: Accretive Commerce, a U.S.-based e-commerce solutions company that added new e-commerce clients and fulfillment and call center infrastructure; Zendor.com, a Manchester, U.K.-based provider of fulfillment and customer care which provided us with a European infrastructure on which to build our international e-commerce business; and e-Dialog, a provider of advanced e-mail marketing services and solutions, which complemented and expanded our interactive marketing services capabilities.

Competition

The markets for the development and operation of e-commerce businesses and for interactive marketing services are continuously evolving and intensively competitive. Many of our prospective e-commerce services clients evaluate managing all aspects of an e-commerce operation with internal resources. Our prospective interactive marketing services clients also evaluate managing their marketing services with internal resources as well as through digital marketing agencies. As a result, we often compete with in-house solutions promoted and supported by internal information technology staffs, marketing departments, merchandising groups and other internal corporate constituencies as well as with technology and service providers that supply one or more components of an e-commerce solution that allow prospects to develop and operate their e-commerce business in-house. This group of providers may include the prospective client itself and companies that offer: Web platforms (ATG, IBM and Microsoft); customer care /call center services (West and Convergys); fulfillment and logistics (DHL and UPS); e-mail management and data aggregation (Experian, Harte-Hanks and Epsilon); online marketing and design services (digital marketing services agencies such as aQuantive, Publicis and WPP); and systems integration (Accenture, EDS, Sapient, Infosys and IBM). In addition, we compete with the online and offline businesses of a variety of retailers and manufacturers in our targeted categories.

We believe that we compete with e-commerce competitors primarily on the basis of the following:

•	offering the choice of a complete integrated solution or a component-based solution, both of which are designed to increase efficiencies and improve integration;

•	promoting the client’s brand and business — not our own;

•	providing scale and operating leverage with an enterprise focus;

•	establishing our commitment to invest in and grow our platform; and

•	aligning our financial interests with those of our clients.

We believe that we compete with marketing services competitors primarily on the basis of the following:

•	offering digital marketing solutions that are tightly integrated with the GSI e-commerce platform, which provide a more strategic, cohesive and optimized approach to growing e-commerce businesses; and

•	providing a services approach to e-mail marketing that utilizes a proprietary relevance technology to promote stronger customer engagements that are designed to increase revenues, profitability and ROI.

Intellectual Property

Our e-commerce and e-mail platforms include certain proprietary technology. To protect our proprietary rights in services and technology, we rely on various intellectual property laws and contractual restrictions. These include confidentiality, trade secret law, invention assignment and nondisclosure agreements with our clients, employees, contractors and suppliers. Despite these precautions, it may be possible for a third-party to copy or otherwise obtain and use our intellectual property without our authorization.

We use our clients’ names, URLs, logos and other marks in connection with the operation and promotion of their e-commerce businesses. Our agreements with our clients provide us with licenses generally to use this intellectual property in connection with the operation of their e-commerce businesses. These licenses typically are coterminous with the respective agreements.

We also rely on technologies that we license from third parties. These licenses may not continue to be available to us on commercially reasonable terms in the future. As a result, we may be required to obtain substitute technology of lower quality or at greater cost, which could materially adversely affect our business, results of operations and financial condition.

Employees

As of March 9, 2009, we employed approximately 4,470 people worldwide. We had approximately 4,071 full-time employees and 149 part-time employees in the U.S. and 239 full-time and 11 part-time employees internationally. Globally, approximately 3,888 employees work in e-commerce services and 582 work in interactive marketing services. However, employment levels fluctuate due to the seasonal nature of our e-commerce services business. In addition, we use independent contractors and temporary personnel. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good. Competition for qualified personnel in our industry is intense. We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel.

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

All statements made in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements, as defined under federal securities law. The words “look forward to,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “could,” “guidance,” “potential,” “opportunity,” “continue,” “project,” “forecast,” “confident,” “prospects,” “schedule,” “designed,” “future,” “discussions,” “if” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, consumer spending, the financial markets and the industries in which we and our clients operate, changes affecting the Internet and e-commerce, our ability to develop and maintain relationships with clients, strategic clients and suppliers and the timing of our establishment, extension or termination of our relationships with clients or strategic clients, our ability to timely and successfully develop, maintain and protect our technology, confidential and proprietary information, and product and service offerings and execute operationally, our ability to attract and retain qualified personnel, our ability to successfully integrate our acquisitions of other businesses, the performance of acquired businesses and other factors described in the risks below. In addition, the current global economic environment amplifies many of these risks. We expressly disclaim any intent or obligation to update these forward-looking statements.

Risks Related to Our Business

Our future success cannot be predicted based upon our limited operating history.

Compared to certain of our current and potential competitors, we have a relatively short operating history. In addition, the nature of our business and the industries in which we operate have undergone rapid development and change since we began operating. Accordingly, it is difficult to predict whether we will be successful. Thus, our chances of financial and operational success should be evaluated in light of the risks, uncertainties, expenses, delays and difficulties associated with operating a business with limited history in a relatively rapidly changing industry. If we are unable to address these issues, we may not be financially or operationally successful.

Our failure to manage growth and diversification of our business could harm us.

We are continuing our efforts to grow and diversify our business both in the United States and internationally. As a result, we must expand and adapt our operational infrastructure and increase the number of our personnel in certain areas. To effectively manage our growth initiatives, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. These enhancements and improvements are likely to be complex and will require significant capital expenditures and allocation of valuable management resources. If we are unable to adapt our systems in a timely manner to accommodate our growth, our business may be adversely affected.

We have an accumulated deficit and may incur additional losses.

We incurred a net loss in fiscal 2008, recorded net income in fiscal 2007, 2006 and 2005, and incurred net losses in the previous four fiscal years. As of the end of the fourth quarter of fiscal 2008, we had an accumulated deficit of $134.2 million. We may not generate sufficient revenue and gross profit from our existing clients, add an appropriate number of new clients or adequately control our expenses. If we fail to do this, we may not be able to return to profitability.

We will continue to incur significant operating expenses and capital expenditures as we seek to:

•	launch new clients;

•	expand internationally;

•	enhance our fulfillment capabilities and increase fulfillment capacity;

•	develop new technologies and features to improve our clients’ e-commerce businesses;

•	enhance our customer care center capabilities to better serve customers’ needs and increase customer care capacity;

•	expand our marketing services business;

•	increase our general and administrative functions to support our growing operations;

•	continue our business development, sales and marketing activities; and

•	make strategic or opportunistic acquisitions of complementary or new businesses or assets or internally develop new business initiatives.

If we incur expenses at a greater pace than we generate revenues, we could incur additional losses.

Our success is tied to the success of, and continued relationships with, the clients for which we operate e-commerce businesses.

Our success is substantially dependent upon the success of the clients for which we operate e-commerce businesses. The retail business is intensely competitive. If our clients were to have financial difficulties or seek protection from their creditors or if they were to suffer impairment of their brands, it could adversely affect our ability to maintain and grow our business or to collect client receivables. Our business could also be adversely affected if our clients’ marketing, brands or retail stores are not successful or if our clients reduce their marketing or number of retail stores. Additionally, a change in management at our clients could adversely affect our relationship with those clients and our revenue from our agreements with those clients. As a result of our relationship with certain of our clients, these clients identify, buy, and bear the financial risk of inventory obsolescence for their corresponding Web stores and merchandise. As a result, if any of these clients fail to forecast product demand or optimize or maintain access to inventory, we would receive reduced service fees under the agreements and our business and reputation could be harmed. If any of our clients were to exit the e-commerce channel and/or terminate their relationships with us, our business and financial performance could be adversely affected.

The uncertainty regarding the general economy may reduce our revenues.

Our revenue and rate of growth depends on the continued growth of demand for the products offered by our clients, and our business is affected by general economic and business conditions. A decrease in demand, whether caused by changes in consumer spending or a weakening of the U.S. economy or the local economies outside of the United States where we sell products, may result in decreased revenue or growth or problems with our ability to collect customer receivables. Uncertainty about current economic conditions poses a risk as consumers may postpone sending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for the products sold by our clients. Terrorist attacks and armed hostilities could create economic and consumer uncertainty that could adversely affect our revenue or growth. Other factors that could adversely influence demand from the customers of our clients include increases in fuel and energy costs, conditions in the residential real estate and mortgage markets, healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting consumer spending behavior.

We rely on access to the credit and capital markets to finance a portion of our working capital requirements and support our liquidity needs. Access to these markets may be adversely affected by factors beyond our control, including turmoil in the financial services industry, volatility in securities trading markets and general economic downturns.

We rely upon access to the credit and capital markets as a source of liquidity for the portion of our working capital requirements not provided by cash from operations. Market disruptions such as those currently being experienced in the United States and abroad may increase our cost of borrowing or adversely affect our ability to access sources of liquidity upon which we rely to finance our operations and satisfy our obligations as they become due. These disruptions may include turmoil in the financial services industry, including uncertainty surrounding lending institutions with which we do business or wish to do business. If the lenders in our secured revolving bank credit facility are unable to meet their obligations to provide loans to us under the terms of the credit facility, if we are unable to access credit at competitive rates, or at all, or if our short-term or long-term borrowing costs dramatically increase, our ability to finance our operations, meet our short-term obligations and implement our operating strategy could be adversely affected.

Our substantial indebtedness could adversely affect our financial condition.

We currently have and will continue to have a significant amount of indebtedness. On June 1, 2005, we completed an offering of $57.5 million aggregate principal amount of our subordinated convertible notes due 2025 (the 2025 Notes). On July 5, 2007, we completed an offering of $150 million aggregate principal amount of our subordinated convertible notes due 2027. In addition, we have a secured revolving bank credit facility with a borrowing capacity of $90 million, which, subject to certain conditions, may be increased to $150 million. There were no borrowings outstanding under our secured revolving bank credit facility as of March 9, 2009. Including the notes, borrowings under the credit facility and capital leases, we have approximately $244.1 million of indebtedness outstanding as of March 9, 2009. On June 1, 2010, holders of the 2025 Notes are permitted to require us to repurchase the 2025 Notes for 100% of the principal amount outstanding plus accrued and unpaid interest. As of March 9, 2009, $57.5 million aggregate principal amount of the 2005 Notes was outstanding.

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

Our secured revolving credit facility contains restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. These covenants limit or restrict, among other things, our ability to:

•	incur additional indebtedness or pre-pay existing indebtedness;

•	pay dividends or make other distributions in respect of our equity securities;

•	sell assets, including the capital stock of us and our subsidiaries;

•	enter into certain transactions with our affiliates;

•	transfer any capital stock of any subsidiary or permit any subsidiary to issue capital stock;

•	create liens;

•	make certain loans or investments; and

•	effect a consolidation or merger or transfer of all or substantially all of our assets.

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

We have funded the growth of our e-commerce business primarily from the sale of equity securities and through the issuance of subordinated convertible notes. If our cash flows are insufficient to fund our operations and repay our debt, we may in the future need to seek additional equity or debt financings or reduce costs. Our secured revolving credit facility contains restrictive covenants restricting our ability to incur additional indebtedness. Further, we may not be able to obtain financing on satisfactory terms or it may not be available when needed, or at all. Our inability to finance our operations and repay our debt, may limit our growth potential and our ability to execute our business strategy. If we issue securities to raise capital, our existing stockholders may experience dilution or the new securities may have rights senior to those of our common stock. In addition, the terms of these securities could impose restrictions on our operations.

If we fail to manage our exposure to global financial and securities market risk successfully, our operating results and financial statements could be materially impacted.

The primary objective of most of our investment activities is to conservatively invest excess cash in highly rated liquid securities. To achieve this objective, a majority of our cash and cash equivalents are held in institutional money market mutual funds and bank deposit accounts. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments, which could materially harm our results of operations and financial condition. These investments are subject to general credit, liquidity, market, and interest rate risks, which may be directly or indirectly impacted by economic uncertainties that have affected various sectors of the global financial markets causing credit and liquidity issues. With the current unstable credit environment, we might incur significant realized, unrealized or impairment losses associated with these investments.

Seasonal fluctuations in sales cause wide fluctuations in our quarterly results.

We have experienced and expect to continue to experience seasonal fluctuations in our revenues. These seasonal patterns have caused and will continue to cause quarterly fluctuations in our operating results. Our results of operations historically have been seasonal primarily because consumers increase their purchases on our clients’ e-commerce businesses during the fourth quarter holiday season.

Our fourth fiscal quarter has accounted for and is expected to continue to account for a disproportionate percentage of our total annual revenues. For fiscal 2008, fiscal 2007 and fiscal 2006, 40.5%, 44.7% and 42.2% of our annual net revenues were generated in our fiscal fourth quarter, respectively. Since fiscal 1999, we have not generated net income in any fiscal quarter other than a fiscal fourth quarter. If our revenues are below seasonal expectations during the fourth fiscal quarter or if we do not execute operationally, our operating results could be below the expectations of securities analysts and investors. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel, customer care operations, fulfillment operations, IT capacity and shipment activities and may cause a shortfall in revenues compared to expenses in a given period.

In addition, if too many consumers access our clients’ e-commerce businesses within a short period of time due to increased holiday or other demand or if we inaccurately forecast consumer traffic, we may experience system interruptions that make our clients’ e-commerce businesses unavailable or prevent us from transmitting orders to our fulfillment operations, which may reduce the volume of goods we sell as well as the attractiveness of our clients’ e-commerce businesses to consumers. In anticipation of increased sales activity during our fourth fiscal quarter, we and our clients increase our respective inventory levels. If we and our clients do not increase inventory levels for popular products in sufficient amounts or are unable to restock popular products in a timely manner, we and our clients may fail to meet customer demand which could reduce the attractiveness of our clients’ e-commerce businesses. Alternatively, if we overstock products, we may be required to take significant inventory markdowns or write-offs, which could reduce profits.

Consumers are constantly changing their buying preferences. If we and our clients fail to anticipate these changes and adjust inventory accordingly, we could experience lower sales, higher inventory markdowns and lower margins for the inventory that we own.

Our success depends, in part, upon our ability and our clients’ ability to anticipate and respond to consumer trends with respect to products sold through the e-commerce businesses we operate. Consumers’ tastes are subject to frequent and significant changes. In order to be successful, we and our clients must accurately predict consumers’ tastes and avoid overstocking or understocking products. If we or our clients fail to identify and respond to changes in merchandising and consumer preferences, sales on our clients’ e-commerce businesses could suffer and we or our clients could be required to mark down unsold inventory. This would depress our profit margins. In addition, any failure to keep pace with changes in consumers’ tastes could result in lost opportunities which could reduce sales.

High merchandise returns or shrinkage rates could adversely affect our business, financial condition and results of operations.

We cannot be assured that inventory loss and theft, or “shrinkage,” and merchandise returns will not increase in the future. If merchandise returns are significant, or our shrinkage rate increases, our revenues and costs of operations could be adversely affected.

Our growth depends, in part, on our ability to add and launch new clients on a timely basis and on favorable terms and to extend the length of existing client agreements on favorable terms.

Key elements of our growth strategy include adding new clients, extending the length of existing client agreements on favorable terms and growing the business of our existing clients. If we are unable to add our targeted amount of new business, add clients with good reputations or add new clients on favorable terms, our growth may be limited. If we are unable to add and launch new clients within the time frames projected by us, we may not be able to achieve our targeted results in the expected periods. In addition, our ability to add new clients and retain and renew existing clients depends on the quality of the services we provide and our reputation. To the extent that we have difficulties with the quality of the services we provide or have operational issues that adversely affect our reputation, it could adversely impact our ability to add new clients, retain and renew existing clients and grow the business of our existing clients. Because competition for new clients is intense, we may not be able to add new clients on favorable terms, or at all. Further, our ability to add new clients on favorable terms is dependent on our success in building and retaining our sales organization and investing in infrastructure to serve new clients.

We enter into contracts with our clients. In fiscal 2008, we derived 38.0% of our revenue from five clients’ e-commerce businesses. If we do not maintain good working relationships with our clients, or perform as required under these agreements, it could adversely affect our business.

The contracts with our clients establish complex relationships between our clients and us. We spend a significant amount of time and effort to maintain our relationships with our clients and address the issues that from time to time may arise from these complex relationships. For fiscal 2008, sales to customers through one of our client’s e-commerce businesses accounted for 11.5% of our revenue, and sales through another one of our client’s e-commerce businesses accounted for 11.5% of our revenue. For fiscal 2008, sales through our top five clients’ e-commerce businesses accounted for 38.0% of our revenue. For fiscal 2007, sales to customers through one of our client’s e-commerce businesses accounted for 13.2% of our revenue, and sales to customers through another one of our client’s e-commerce businesses accounted for 11.9% of our revenue. For fiscal 2007, sales through our top five clients’ e-commerce businesses accounted for 45.3% of our revenue. For fiscal 2006, sales to customers through one of our client’s e-commerce businesses accounted for 14.9% of our revenue, and sales to customers through another one of our client’s e-commerce businesses accounted for 13.9% of our revenue. For fiscal 2006, sales through our top five clients’ e-commerce businesses accounted for 52.9% of our revenue. Our clients could decide not to renew their agreements at the end of their respective terms or could terminate or otherwise fail to perform under their agreements prior to the end of their respective terms. Additionally, if we do not perform as required under these agreements, our clients could seek to terminate their agreements prior to the end of their respective terms or seek damages from us. Loss of our existing clients, particularly our major clients, could adversely affect our business, financial condition and results of operations.

We and our clients must develop and maintain relationships with key manufacturers to obtain a sufficient assortment and quantity of quality merchandise on acceptable commercial terms. If we or our clients are unable to do so, it could adversely affect our business, results of operations and financial condition.

For the e-commerce businesses for which we own inventory, we primarily purchase products from the manufacturers and distributors of the products. For the e-commerce businesses for which our clients own inventory, our clients typically purchase products from the manufacturers and distributors of products or source their own products. If we or our clients are unable to develop and maintain relationships with these manufacturers, distributors or sources, we or our clients may be unable to obtain or continue to carry a sufficient assortment and quantity of quality merchandise on acceptable commercial terms and our clients’ e-commerce businesses and our business could be adversely impacted. We do not have written contracts with some of our manufacturers, distributors or sources. During fiscal 2008, we purchased 16.8% of the total amount of inventory we purchased from one manufacturer. During fiscal 2007, we purchased 18.0% of the total amount of inventory we purchased from one manufacturer. During fiscal 2006, we purchased 28.6% of the total amount of inventory we purchased from the same manufacturer. While we have a contract with this manufacturer, this manufacturer and other manufacturers could stop selling products to us or our clients and may ask us or our clients to remove their products or logos from our clients’ Web stores. If we or our clients are unable to obtain products directly from manufacturers, especially popular brand manufacturers, we or our clients may not be able to obtain the same or comparable merchandise in a timely manner or on acceptable commercial terms.

We rely on our ability to enter into marketing and promotional agreements with online services, search engines, comparison shopping sites, affiliate marketers and other web sites to drive traffic to the e-commerce businesses we operate. If we are unable to enter into or properly develop these marketing and promotional agreements, our ability to generate revenue could be adversely affected. In addition, new technologies could block our ads and manipulate web search results, which could harm our business.

We have entered into marketing and promotional agreements with search engines, comparison shopping sites, affiliate marketers and other web sites to provide content, advertising banners and other links to our clients’ e-commerce businesses. We rely on these agreements as significant sources of traffic to our clients’ e-commerce businesses and to generate new customers. If we are unable to maintain these relationships or enter into new agreements on acceptable terms, our ability to attract new customers could be harmed. Further, many of the parties with which we may have online advertising arrangements provide advertising services for other marketers of goods. As a result, these parties may be reluctant to enter into or maintain relationships with us. In addition, technologies may be developed that can block the display of our ads and could harm our ability to contact customers. Further, “index spammers” who develop ways to manipulate web search results could reduce the traffic that is directed to our clients’ e-commerce businesses. Failure to achieve sufficient traffic or generate sufficient revenue from purchases originating from third parties may limit our clients’ and our ability to maintain market share and revenue.

In addition, we contact customers through e-mail.  Our ability to contact customers through e-mail could be harmed and our business may be adversely affected if we mistakenly end up on SPAM lists, or lists of entities that have been involved in sending unwanted, unsolicited e-mails.

If we experience problems in our fulfillment operations, our business could be adversely affected.

Under some of our client agreements, we maintain the inventory of our clients in our fulfillment centers. Our failure to properly handle and protect such inventory could adversely affect our relationship with our clients.

In addition, because it is difficult to predict demand, we may not manage our fulfillment centers in an optimal way, which may result in excess or insufficient inventory or warehousing, fulfillment, and distribution capacity. We may be unable to adequately staff our fulfillment centers. As we continue to add fulfillment and warehouse capability or add new clients with different fulfillment requirements, our fulfillment network becomes increasingly complex and operating it becomes more challenging. In addition, our financial systems and equipment are complex and any additions, changes or upgrades to these systems or equipment could cause disruptions that could harm our business.

Although we operate our own fulfillment centers, we rely upon multiple third parties for the shipment of our products. We also rely upon certain vendors to ship products directly to consumers. As a result, we are subject to the risks associated with the ability of these vendors and other third parties to successfully and in a timely manner fulfill and ship customer orders. The failure of these vendors and other third parties to provide these services, or the termination or interruption of these services, could adversely affect the satisfaction of consumers, which could result in reduced sales by our clients’ e-commerce businesses. In addition, if third parties were to increase the prices they charge to ship our products, and we passed these increases on to consumers, consumers might choose to buy comparable products locally to avoid shipping charges.

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

If any of these events occur, it could result in interruptions, delays or cessations in service to customers of our clients’ e-commerce businesses and adversely impact our clients’ e-commerce businesses. These events could also prevent us from fulfilling orders for our clients’ e-commerce businesses. Our clients might seek significant compensation from us for their losses. Even if unsuccessful, this type of claim likely would be time consuming and costly for us to address and damaging to our reputation.

Our primary data centers are located at two facilities of a third-party hosting company. We do not control the security, maintenance or operation of these facilities, which are also susceptible to similar disasters and problems.

Our insurance policies may not cover us for losses related to these events, and even if they do, they may not adequately compensate us for any losses that we may incur. Any system failure that causes an interruption of the availability of our clients’ e-commerce businesses could reduce the attractiveness of our clients’ e-commerce businesses to consumers and result in reduced revenues, which could materially and adversely affect our business, results of operations and financial condition.

If we do not respond to rapid technological changes, our services and proprietary technology and systems may become obsolete.

The Internet and e-commerce are constantly changing. Due to the costs and management time required to introduce new services and enhancements, we may be unable to respond to rapid technological changes in a timely enough manner to avoid our services becoming uncompetitive. To remain competitive, we must continue to enhance and improve the functionality and features of our clients’ e-commerce businesses. If competitors introduce new services using new technologies or if new industry standards and practices emerge, our clients’ existing e-commerce businesses and our services and proprietary technology and systems may become uncompetitive and our ability to attract and retain customers and new clients may be at risk.

Developing our e-commerce platform offering, our clients’ e-commerce businesses and other proprietary technology entails significant technical and business risks. We may use new technologies ineffectively or fail to adapt our e-commerce platform, our clients’ e-commerce businesses and our technology to meet the requirements of clients and customers or emerging industry standards. In addition, the new technologies may be challenging to develop and implement and may cause us to incur substantial costs. Additionally, the vendors we use for our clients’ e-commerce businesses may not provide the level of service we expect or may not be able to provide their product or service to us on commercially reasonable terms, if at all.

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

As currently configured, the Internet may not support an increase in the number or requirements of users. In addition, there have been outages and delays on the Internet as a result of damage to the current infrastructure. The amount of traffic on our clients’ Web stores could decline materially if there are outages or delays in the future. The use of the Internet may also decline if there are delays in the development or adoption of modifications by third parties that are required to support increased levels of activity on the Internet. If any of the foregoing occurs, the number of our clients’ customers could decrease. In addition, we may be required to spend significant capital to adapt our operations to any new or emerging technologies relating to the Internet.

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

Third parties may have the technology or know-how to breach the security of customer transaction data and confidential information stored on our servers. Any breach could cause customers to lose confidence in the security of our clients’ e-commerce businesses and choose not to purchase from those businesses. Our security measures may not effectively prevent others from obtaining improper access to the information on our clients’ e-commerce businesses. If someone is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt the operation of our clients’ e-commerce businesses. Concerns about the security and privacy of transactions over the Internet could inhibit our growth.

We and/or our clients may be unable to protect our and their proprietary technology and intellectual property rights.

Our success depends to a significant degree upon the protection of our intellectual property rights in the core technology and other components of our e-commerce and e-mail platforms including our software and other proprietary information and material, and our ability to develop technologies that are as good as or better than our competitors. We may be unable to deter infringement or misappropriation of our software and other proprietary information and material, detect unauthorized use or take appropriate steps to enforce our intellectual property rights. Additionally, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the U.S. In addition, the failure of our clients to protect their intellectual property rights, including their trademarks and domain names, could impair our operations. Our competitors could, without violating our intellectual property rights, develop technologies that are as good as or better than our technology. Protecting our intellectual property and other proprietary rights can be expensive. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and consequently harm our operating results. Our failure to protect our intellectual property rights in our software and other information and material or to develop technologies that are as good as or better than our competitors’ could put us at a disadvantage to our competitors. These failures could have a material adverse effect on our business.

We may be subject to intellectual property claims or competition or trade practices claims that could be costly and could disrupt our business.

Third parties may assert that our business or technologies infringe or misappropriate their intellectual property rights. Third parties may claim that we do not have the right to offer certain services or products or to present specific images or logos on our clients’ e-commerce businesses, or we have infringed their patents, trademarks, copyrights or other rights. We may in the future receive claims that we are engaging in unfair competition or other illegal trade practices. We may be unsuccessful in defending against these claims, which could result in substantial damages, fines or other penalties. The resolution of a claim could also require us to change how we do business, redesign our service offering or clients’ e-commerce businesses or enter into burdensome royalty or license agreements. These license or royalty agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement. Our insurance coverage may not be adequate to cover every claim that third parties could assert against us. Even unsuccessful claims could result in significant legal fees and other expenses, diversion of management’s time and disruptions in our business. Any of these claims could also harm our reputation.

We may not be able to compete successfully against current and future competitors, which could harm our margins and our business.

The market for the development and operation of e-commerce businesses and interactive marketing services is continuously evolving and is intensely competitive. Increased competition could result in fewer successful opportunities to obtain clients, price reductions, reduced gross margins and/or loss of market share, any of which could seriously harm our business, results of operations and financial condition. In the development and operation of e-commerce businesses, we often compete with in-house solutions promoted and supported by internal information technology staffs, marketing departments, merchandising groups and other internal corporate constituencies. In these situations, we compete with technology and service providers, which supply one or more components of an e-commerce solution primarily to allow the prospect or others to develop and operate the prospect’s e-commerce business in-house. In addition, the e-commerce businesses operated by us competes with the online and offline businesses of a variety of retailers and manufacturers.

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

Competition in the e-commerce and interactive marketing industries may intensify. Other companies in our industries may enter into business combinations or alliances that strengthen their competitive positions. Additionally, there are relatively low barriers to entry into the e-commerce services and interactive marketing services markets. As various Internet market segments obtain large, loyal customer bases, participants in those segments may expand into the market segments in which we operate. In addition, new and expanded web technologies may further intensify the competitive nature of online retail and interactive marketing. The nature of the Internet as an electronic marketplace facilitates competitive entry and comparison shopping and renders it inherently more competitive than conventional retailing formats. This increased competition may reduce our sales, our ability to operate profitably, or both.

We may be subject to product liability claims that could be costly and time-consuming.

We sell products manufactured by third parties, some of which may be defective. We also sell some products that are manufactured by third parties for us. If any product that we sell were to cause physical injury or injury to property, the injured party or parties could bring claims against us as the retailer or manufacturer of the product. These claims may not be covered by insurance and, even if they are, our insurance coverage may not be adequate to cover every claim that could be asserted. Similarly, we could be subject to claims that customers of our clients’ e-commerce businesses were harmed due to their reliance on our product information, product selection guides, advice or instructions. If a successful claim were brought against us in excess of our insurance coverage, it could adversely affect our business. Even unsuccessful claims could result in the expenditure of funds and management time and adverse publicity and could have a negative impact on our business.

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

We must rely on banks or payment processors to process transactions, and must pay a fee for this service. From time to time, credit card associations may increase the interchange fees that they charge for each transaction using one of their cards. Our credit card processors have the right to pass any increases in interchange fees on to us as well as increase their own fees for processing. These increased fees increase our operating costs and reduce our profit margins. We are also required by our processors to comply with credit card association operating rules, and we will reimburse our processors for any fines they are assessed by credit card associations as a result of any rule violations by us. The credit card associations and their member banks set and interpret operating rules related to their credit cards. The credit card associations and/or member banks could adopt new operating rules or re-interpret existing rules that we might find difficult or even impossible to follow. As a result, we could lose our ability to give customers the option of using credit cards to fund their payments. If we are unable to accept credit cards, our business would be seriously damaged.

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

We currently collect sales or other similar taxes only for goods sold by us and shipped into certain states. One or more local, state or foreign jurisdictions may seek to impose historical and future sales tax obligations on us or our clients and other out-of-state companies that engage in e-commerce. In recent years, certain large retailers expanded their collection of sales tax on purchases made through affiliated web sites. Our business could be adversely affected if one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of merchandise through the e-commerce businesses we operate.

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

We rely on insurance to mitigate some risks and, to the extent the cost of insurance increases, or we are unable or choose not to maintain sufficient insurance to mitigate the risks facing our business, or our insurers are unable to meet their obligations, our operating results may be diminished.

We contract for insurance to cover certain potential risks and liabilities. In the current environment, insurance companies are increasingly specific about what they will and will not insure. It is possible that we may not be able to get enough insurance to meet our needs, may have to pay very high prices for the coverage we do get, have very high deductibles or may not be able to acquire any insurance for certain types of business risk. In addition, we have in the past and may in the future choose not to obtain insurance for certain risks facing our business. This could leave us exposed to potential claims. If we were found liable for a significant claim in the future, our operating results could be negatively impacted. Also, to the extent the cost of maintaining insurance increases, our operating results will be negatively affected. Additionally, we are subject to the risk that one or more of our insurers may become insolvent and would be unable to pay a claim that may be made in the future.

Variability in self-insurance liability estimates could significantly impact our financial results.

In the fourth quarter of fiscal 2008, we began to self-insure for employee medical coverage up to a set retention level, beyond which we maintain excess insurance coverage. We may decide to self-insure for other risks for which we currently purchase insurance. Liabilities are determined using actuarial estimates of the aggregate liability for claims incurred and an estimate of incurred but not reported claims, on an undiscounted basis. Our accruals for insurance reserves reflect certain actuarial assumptions and management judgments, which are subject to a high degree of variability. The variability is caused by factors external to us such as:

•	historical claims experience;

•	medical inflation;

•	legislative changes to benefit levels;

•	jury verdicts; and

•	claim settlement patterns.

Any significant variation in these factors could cause a material change to our reserves for self-insurance liabilities as well as earnings.

Existing or future laws or regulations could harm our business or marketing efforts.

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

In our e-Dialog e-mail marketing solutions business, we derive revenue from e-mail marketing solutions. The market for e-mail marketing solutions is at a relatively early stage of development, making this business and future prospects difficult to evaluate. Our current expectations with respect to areas of growth within the market may not prove to be correct.

Should our clients lose confidence in the value or effectiveness of e-mail marketing, the demand for our products and services will likely decline. A number of factors could affect our clients’ assessment of the value or effectiveness of e-mail marketing, including the following:

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

Any decrease in the use of e-mail by businesses would reduce demand for our e-mail marketing products or services and the business and results of operation for our e-mail marketing business would suffer.

In addition, it is uncertain whether our e-mail marketing solutions will achieve and sustain the high level of market acceptance that is critical to the success of our business. If the market for e-mail marketing solutions fails to grow or grows more slowly than we currently anticipate, demand for our e-mail marketing solutions may decline and our revenue would suffer. We may not be able to successfully address any of these challenges, risks and difficulties, including the other risks related to our business and industry described below. Failure to adequately do so could adversely affect our business, results of operations or financial condition.

Existing federal, state and international laws regulating e-mail marketing practices impose certain obligations on the senders of commercial e-mails and could expose us to liability for violations, decrease the effectiveness of our e-mail marketing solutions, and expose us to financial, criminal and other penalties for non-compliance, which could increase our operating costs.

The CAN-SPAM Act establishes certain requirements for commercial e-mail messages and specifies penalties for commercial e-mail that violates the CAN-SPAM Act. The CAN-SPAM Act, among other things, obligates the sender of commercial e-mails to provide recipients with the ability to opt out of receiving future commercial e-mail messages from the sender. As a result, in the event our products and services were to become unavailable or malfunction for any period of time for any reason, it is possible that certain opt-out requests would not be received, or other compliance obligations would be impeded, potentially exposing our clients and us to liability under the CAN-SPAM Act. Non-compliance with the CAN-SPAM Act may carry significant financial penalties. Moreover, penalties under the CAN-SPAM Act may increase if it is determined that e-mail lists provided to us by our clients were obtained using unlawful means. We generally cannot confirm the origins of e-mail lists provided to us by our clients. The CAN-SPAM Act preempts similar state laws directed at commercial e-mail in many instances, but there are some exceptions and liability in connection with e-mail marketing campaigns can arise under state law as well.

In addition, many states have more general laws that may apply to commercial e-mail practices. These laws often provide a private right of action and specify damages and other penalties, which in some cases may be more substantial than the penalties provided under the CAN-SPAM Act. In addition, certain foreign countries have enacted laws that regulate e-mail marketing, and some of these laws are more restrictive than U.S. laws. For example, some foreign laws prohibit sending unsolicited e-mail unless the recipient has provided the sender advance consent to receipt of such e-mail, or in other words has “opted-in” to receiving it. If we were found to be in violation of the CAN-SPAM Act, applicable state laws not preempted by the CAN-SPAM Act, or foreign laws regulating the distribution of e-mail, whether as a result of violations by our clients or if we were deemed to be directly subject to and in violation of these requirements, we could be exposed to one or more of the following consequences:

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

Private spam blacklists may interfere with our ability to communicate with our e-commerce customers and the ability of the clients of e-Dialog to effectively deploy our e-mail marketing products or services which could harm our business.

In operating the e-commerce businesses of our clients, we depend on e-mail to market to and communicate with customers, our clients also rely on e-mail to communicate with their customers and e-Dialog provides e-mail marketing solutions to its clients. In an effort to regulate the use of e-mail for commercial solicitation, various private companies maintain “blacklists” of companies and individuals (and the websites, ISPs and Internet protocol addresses associated with those companies or individuals) that do not adhere to standards of conduct or practices for commercial e-mail solicitations that the blacklisting entity believes are appropriate. If a company’s Internet protocol addresses are listed by a blacklisting entity, e-mails sent from those addresses may be blocked if they are sent to any Internet domain or Internet address that subscribes to the blacklisting entity’s service or purchases its blacklist. It is possible that this sort of blacklisting or similar restrictive activity could interfere with our ability to communicate with customers of our clients’ e-commerce businesses or to market our clients’ products or services and could undermine the effectiveness of our clients’ e-mail marketing campaigns, all of which could damage our business.

ISPs can also block e-mails from reaching their users.  Recent releases of ISP software and the implementation of stringent new policies by ISPs make it more difficult to deliver our clients’ e-mails. If ISPs materially limit, delay or halt the delivery of our or our clients’ e-mails, or if we fail to deliver our or our clients’ e-mails in a manner compatible with ISPs’ e-mail handling or authentication technologies, then the demand for our products or services could be reduced and our clients may seek to terminate their agreements with us.

From time to time, we may acquire or invest in other companies. There are risks associated with potential acquisitions and investments and we may not achieve the expected benefits of future acquisitions and investments.

We have recently completed several acquisitions and if we are presented with opportunities that we consider appropriate, we may make investments in complementary companies, products or technologies or we may purchase other companies. We may not realize the anticipated benefits of any investment or acquisition. We may be subject to unanticipated problems and liabilities of acquired companies. While we attempt in our acquisitions to determine the nature and extent of any pre-existing liabilities, and to obtain indemnification rights from the previous owners for acts or omissions arising prior to the date of acquisition, resolving issues of liability between the parties could involve a significant amount of time, manpower and expense. If we or any of our subsidiaries were to be unsuccessful in a claim for indemnity from a seller, the liability imposed on us or our subsidiary could have a material adverse effect on us. We may not be able to assimilate successfully the additional personnel, operations, acquired technology or products or services into our business. Any acquisition may strain our existing financial and managerial controls and reporting systems and procedures. If we do not successfully integrate any acquired business, the expenditures on integration efforts will reduce our cash position without us being able to realize the expected benefits of the acquisition. In addition, key personnel of an acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Further, the physical expansion in facilities that could occur as a result of any acquisition may result in disruptions that could seriously impair our business. In addition, due to the recent disruptions in the global financial markets, valuations supporting our acquisitions could change rapidly, and we could determine that such valuations have experienced impairments which could adversely impact our financial results. Finally, we may have to use our cash resources, incur debt or issue additional equity securities to pay for other acquisitions or investments, which could increase our leverage or be dilutive to our stockholders.

We plan to continue to expand our business internationally which may cause our business to become increasingly susceptible to numerous international business risks and challenges. We have limited experience in international operations.

We ship certain products to Canada and other countries. In addition, in January 2006, we completed the acquisition of Aspherio S.L., a Barcelona, Spain-based provider of outsourced e-commerce solutions now known as GSI Commerce Solutions International. In December 2007, we completed the acquisition of Zendor.com Ltd., a Manchester, United Kingdom-based provider of outsourced e-commerce solutions now known as Zendor/GSI Commerce Ltd. In February 2008, we completed the acquisition of e-Dialog, Inc. with operations in London, England. Because our growth strategy involves expanding our business internationally, we intend to continue to expand our international efforts. However, we have limited experience in international business, and we cannot assure you that our international expansion strategy will be successful. To date, however, our international business activities have been limited. Our lack of a track record outside the United States increases the risks described below. In addition, our experience in the United States may not be relevant to establishing a business outside the United States. Accordingly, our international expansion strategy is subject to significant execution risk, as we cannot assure you that our strategy will be successful. For fiscal 2008, substantially all of our net revenues, operating results and assets were in the United States.

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

In addition, compliance with foreign and U.S. laws and regulations that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials. Any violations of such laws could subject us to civil or criminal penalties, including substantial fines or prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, international expansion efforts, business and operating results.

Our success is dependent upon our executive officers and other key personnel.

Our success depends to a significant degree upon the contribution of our executive officers and other key personnel, particularly Michael G. Rubin, chairman of the board, president and chief executive officer. Our executive officers and key personnel could terminate their employment with us at any time despite any employment agreements we may have with these employees. Due to the competition for highly qualified personnel, we cannot be sure that we will be able to retain or attract executive, managerial or other key personnel. We do not intend to obtain key person life insurance for any of our executive officers or key personnel.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders and clients could lose confidence in our financial reporting, which could harm our business, the trading price of our common stock and our ability to retain our current clients and obtain new clients.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on the effectiveness of our internal control over financial reporting. We have expended significant resources to comply with our obligations under Section 404 with respect to fiscal 2008. If we fail to correct any issues in the design or operating effectiveness of internal control over financial reporting or fail to prevent fraud, current and potential stockholders and clients could lose confidence in our financial reporting, which could harm our business, the trading price of our common stock and our ability to retain our current clients and obtain new clients.

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

Factors that may cause our operating results to fluctuate or harm our business include but are not limited to the following:

•	our ability to obtain new clients or to retain existing clients in our e-commerce and marketing services businesses;

•	the performance of one or more of our client’s e-commerce businesses;

•	our and our clients’ ability to obtain new customers at a reasonable cost or encourage repeat purchases;

•	the number of visitors to the e-commerce businesses operated by us or our ability to convert these visitors into customers;

•	our and our clients’ ability to offer an appealing mix of products or to sell products that we purchase;

•	our ability to achieve effective results for our marketing services clients;

•	our ability to adequately develop, maintain and upgrade our clients’ e-commerce businesses or the technology and systems we use to process customers’ orders and payments;

•	the timing and costs of upgrades and developments of our systems and infrastructure;

•	the ability of our competitors to offer new or superior e-commerce businesses, services or products or new or superior marketing services;

•	price competition that results in lower profit margins or losses;

•	the seasonality of our business, especially the importance of our fiscal fourth quarter to our business;

•	our inability to obtain or develop specific products or brands or unwillingness of vendors to sell their products to us;

•	unanticipated fluctuations in the amount of consumer spending on various products that we sell, which tend to be discretionary spending items;

•	the cost of advertising and the amount of free shipping and other promotions we offer;

•	increases in the amount and timing of operating costs and capital expenditures relating to expansion of our operations;

•	our inability to manage our shipping costs on a profitable basis or unexpected increases in shipping costs or delivery times, particularly during the holiday season;

•	inflation of prices of fuel and gasoline and other raw materials that impact our costs;

•	technical difficulties, system security breaches, system downtime or Internet slowdowns;

•	our inability to manage inventory levels or control inventory shrinkage;

•	our inability to manage fulfillment operations or provide adequate levels of customer care or our inability to forecast the proper staffing levels in fulfillment and customer care;

•	an increase in the level of our product returns or our inability to effectively process returns;

•	government regulations related to the Internet or e-commerce which could increase the costs associated with operating our businesses, including requiring the collection of sales tax on all purchases through the e-commerce businesses we operate; and

•	unfavorable economic conditions in general or specific to the Internet or e-commerce, which could reduce demand for the products sold through our clients’ e-commerce businesses.

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

As of March 9, 2009, there were 2,841,779 shares available for new awards under our 2005 Equity Incentive Plan, referred to as the “2005 plan.” Additionally, as of March 9, 2009 there were 3,454,962 shares of common stock that were subject to outstanding awards granted under the 2005 plan and 3,811,305 shares of common stock that were subject to outstanding awards granted under our 1996 Equity Incentive Plan. In the event of the cancellation, expiration, forfeiture or repurchase of any of these shares, such shares would become available for issuance under the 2005 plan. In order to attract and retain key personnel, we may issue additional securities, including stock options, restricted stock grants and shares of common stock, in connection with our employee benefit plans, or may lower the price of existing stock options. No prediction can be made as to the effect, if any, that the sale, or the availability for sale, of substantial amounts of common stock by our existing stockholders pursuant to an effective registration statement will have on market prices of our common stock.

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

As of March 9, 2009, Michael G. Rubin, our chairman, president and chief executive officer, beneficially owned 15.5%, funds affiliated with SOFTBANK Holdings Inc., or SOFTBANK, beneficially owned 16.9%, and Liberty Media Corporation, or Liberty, through its subsidiary QVC, Inc. and QVC’s affiliate QK Holdings, Inc. beneficially owned approximately 19.2% of our outstanding common stock. If they decide to act together, any two of Mr. Rubin, SOFTBANK, and Liberty would be in a position to exercise considerable control, and all three would be in a position to exercise complete control, over most matters requiring stockholder approval, including the election or removal of directors, approval of significant corporate transactions and the ability generally to direct our affairs. Furthermore, pursuant to stock purchase agreements, SOFTBANK and Liberty each have the right to designate up to one member of our board of directors. This concentration of ownership and the right of SOFTBANK and Liberty to designate members to our board of directors may have the effect of delaying or preventing a change in control of us, including transactions in which stockholders might otherwise receive a premium over prevailing market prices for our common stock. Furthermore, Mr. Rubin has entered into voting agreements with each of SOFTBANK and Liberty, and SOFTBANK and Liberty have entered into voting agreements with each other. The parties to these voting agreements have agreed to support the election of the directors designated by each of the other parties.

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

The price of our common stock on the Nasdaq Global Select Market has been volatile. From December 30, 2007, the first day of our fiscal 2008, through, January 3, 2009, the last day of fiscal 2008, the high and low sales prices of our common stock ranged from $19.75 to $5.69 per share. During fiscal 2007, the high and low sale prices of our common stock ranged from $29.27 to $16.09 per share. During fiscal 2006, the high and low sale prices of our common stock ranged from $19.52 to $10.67 per share. We expect that the market price of our common stock may continue to fluctuate.

Our common stock price can fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include, among others:

•	our performance and prospects;

•	the performance and prospects of our clients;

•	the depth and liquidity of the market for our common stock;

•	the vesting of our equity awards resulting in the sale of large amounts of our common stock during concentrated trading windows;

•	investor perception of us and the industry in which we operate;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	general financial and other market conditions; and

•	general economic conditions.

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

Conversion of our subordinated convertible notes would dilute the ownership interest of existing stockholders.

In June 2005, we issued $57.5 million principal amount of our subordinated convertible notes due 2025, referred to as the “3% convertible notes,” and in July 2007 we issued $150.0 million principal amount of our subordinated convertible notes due 2027, referred to as the “2.5% convertible notes,” which are all convertible into shares of our common stock. Under certain circumstances, a maximum of 5,656,505 shares of common stock could be issued upon conversion of the 2.5% convertible notes and a maximum of 1,669,737 shares of common stock could be issued upon conversion of the 3% convertible notes, in each case, subject to adjustment for stock dividends, stock splits, cash dividends, certain tender offers, other distributions and similar events. The conversion of some or all of these notes will dilute the ownership interest of existing stockholders. Any sales in the public market of the common stock issuable upon such conversions could adversely affect prevailing market prices of our common stock. In addition, the existence of these notes could encourage short selling by market participants because the conversion of the notes could depress the price of our common stock.

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP APB 14-1”), which changes the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-1 will require the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. Our $207.5 million of subordinated convertible notes will be subject to the provisions of this proposal because under the notes we have the ability to elect cash settlement of the conversion value of the notes. The debt will be recognized at the present value of our cash flows discounted using our nonconvertible debt borrowing rate. The equity component will be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The FSP will also require an accretion of the resultant debt discount over the expected life of the debt. The transition guidance requires retrospective application to all periods presented and does not grandfather existing instruments. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008. The adoption in the first quarter of fiscal 2009 will result in the following changes on our Consolidated Balance Sheet: a decrease to convertible notes of approximately $46 million, an increase to additional paid in capital of approximately $45 million, an increase to accumulated deficit of approximately $19 million, an increase to deferred tax liability of approximately $19 million, and a decrease to other assets, net of approximately $1 million. It will also result in a material decrease to net income as a result of a material non-cash increase to interest expense to accrete the value of the debt from its fair value to its principle amount over the term of the subordinated convertible notes in the Consolidated Statements of Operations. For fiscal 2009, the incremental charge to interest expense as a result of the FSP will be $10 million. The incremental charge to interest expense that we will retrospectively present is approximately $9 million for fiscal 2008, $6 million for fiscal 2007, $3 million for fiscal 2006 and $1 million for fiscal 2005. These changes will not impact our cash flows from operating activities, investing activities or financing activities.

ITEM 1B:	UNRESOLVED STAFF COMMENTS.

We, like other issuers, from time to time receive written comments from the staff of the SEC regarding our periodic or current reports under the Exchange Act. There are no comments that remain unresolved that we received not less than 180 days before the end of fiscal 2008.

ITEM 2:	PROPERTIES.

The following table provides information about our owned, leased and licensed facilities as of March 9, 2009:

	Square
Use	Footage	Locations	Segment

Principal Office	104,000	King of Prussia, PA

Offices	160,851	King of Prussia, PA; Roanoke, VA; Barcelona, Spain; Los Angeles, CA; San Jose, CA; Pacoima, CA; and Chadderton, United Kingdom	e-Commerce services

Offices	101,134	King of Prussia, PA; Lexington, MA; London, England; New York, NY; and Bellevue, WA	Interactive Marketing Services

Fulfillment Centers	2,456,436	Richwood, KY; Martinsville, VA; Louisville,KY; Shepherdsville, KY; Pacoima, CA; and Chadderton, United Kingdom	e-Commerce services

Call Centers	260,336	Melbourne, FL; Eau Claire, WI; Martinsville, VA; Brusnwick, GA; Pacoima, CA; and Chadderton, United Kingdom	e-Commerce services

We also lease additional space to fill short term needs on an as needed basis. We believe that our properties are adequate for our present needs and that suitable additional or replacement space will be available as required.

We own our principal executive office in King of Prussia, Pennsylvania, which is subject to a $13.0 million mortgage. We also have an option through March 2010 to purchase an additional building lot adjacent to our principal executive office in King of Prussia, Pennsylvania. We own another office in King of Prussia, Pennsylvania, a fulfillment center in Louisville, KY, and a call center in Eau Claire, WI which are not subject to a mortgage.

ITEM 3:	LEGAL PROCEEDINGS.

We are involved in various litigation incidental to our business, including alleged contractual claims, claims relating to infringement of intellectual property rights of third parties, claims relating to the manner in which goods are sold through our e-commerce platform and claims relating to our collection of sales taxes in certain states. We currently collect sales taxes for goods owned and sold by us and shipped into certain states. As a result, we are subject from time to time to claims from other states alleging that we failed to collect and remit sales taxes for sales and shipments of products to customers in those states.

Based on the merits of the cases and/or the amounts claimed, we do not believe that any claims are likely to have a material adverse effect on our business, financial position or results of operations. We may, however, incur substantial expenses and devote substantial time to defend these claims whether or not such claims are meritorious. In addition, litigation is inherently unpredictable. In the event of a determination adverse to us, we may incur substantial monetary liability and may be required to implement expensive changes in our business practices, enter into costly royalty or licensing agreements, or begin to collect sales taxes in states in which we previously did not. An adverse determination could have a material adverse effect on our business, financial position or results of operations.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our stockholders during the fiscal quarter ended January 3, 2009.

ITEM 4.1:	EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth information regarding each of our executive officers who, with the exception of Mr. Rubin, are not also directors:

Name	Age(1)	Title

Michael G. Rubin	36	Chairman, President and Chief Executive Officer
Michael R. Conn	38	Executive Vice President, Finance and Chief Financial Officer
Stephen J. Gold	49	Executive Vice President and Chief Information Officer
J. Scott Hardy	47	Executive Vice President, Business Management
Arthur H. Miller	55	Executive Vice President and General Counsel
Damon Mintzer	43	Executive Vice President, Sales

(1)	As of March 1, 2009

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

Stephen J. Gold has served as our executive vice president and chief information officer since February 2005. From November 2003 until February 2005, he served as corporate vice president and divisional chief information officer of Merck & Company, Inc., a pharmaceutical company. Prior thereto, he held various positions with Medco Health Solutions, Inc., a prescription benefits management company, from July 1993 to September 2003, when it was a subsidiary of Merck. Most recently, he served as senior vice president and chief information officer and senior vice president, electronic commerce at Medco Health Solutions, Inc.

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

	Common Stock
	Price
	High	Low

Fiscal 2007
First Quarter	$23.25	$16.09
Second Quarter	$24.75	$19.85
Third Quarter	$27.38	$19.65
Fourth Quarter	$29.27	$19.06
Fiscal 2008
First Quarter	$19.75	$9.54
Second Quarter	$16.63	$10.91
Third Quarter	$18.24	$11.15
Fourth Quarter	$15.81	$5.69

As of March 9, 2009, we had approximately 1,840 stockholders of record. The last reported sales price per share for our common stock on March 9, 2009, as reported on the NASDAQ Global Select Market, was $9.61.

We have never declared or paid a cash dividend on our common stock. We currently intend to retain any future earnings to fund our growth and, therefore, do not anticipate declaring or paying any cash dividends on our common stock for the foreseeable future. In addition, the terms of our secured revolving bank credit facility prohibit us from declaring or paying dividends on our common stock.

We made no repurchases of our common stock during the fourth quarter of fiscal 2008.

STOCK PERFORMANCE GRAPH

The following graph shows a comparison of the cumulative total return for our common stock, the Morgan Stanley Internet Index and the NASDAQ Composite, assuming an investment of $100 in each on January 3, 2004, and the reinvestment of all dividends. The data points used for the performance graph are listed below.

Total Return Analysis

	1/3/2004	1/1/2005	12/31/2005	12/30/2006	12/29/2007	1/3/2009
GSI Commerce, Inc.	$100.00	$186.18	$158.01	$196.34	$204.61	$112.98
Morgan Stanley Internet Index	$100.00	$110.08	$112.88	$126.51	$138.13	$80.47
Nasdaq Composite	$100.00	$110.55	$111.64	$127.19	$168.66	$86.86

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

EQUITY COMPENSATION PLAN INFORMATION

Information about securities authorized for issuance under our equity compensation plan appears in Part III, Item 12 of this Annual Report on Form 10-K.

ITEM 6:	SELECTED FINANCIAL DATA.

The following tables present portions of our financial statements and are not complete. You should read the following selected consolidated financial data together with our consolidated financial statements and related notes to our financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” The selected statement of operations data for fiscal 2006, fiscal 2007 and fiscal 2008 and the balance sheet data as of the end of fiscal 2007 and fiscal 2008 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of operations data for fiscal 2004 and fiscal 2005 and the balance sheet data as of the end of fiscal 2004, fiscal 2005 and fiscal 2006 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Fiscal Year Ended
	January 1,	December 31,	December 30,	December 29,	January 3,
	2005	2005	2006	2007	2009

Revenues:
Net revenues from product sales	$274,988	$355,374	$461,183	$512,194	$577,073
Service fee revenues	60,116	85,018	148,370	237,763	389,853

Net revenues	335,104	440,392	609,553	749,957	966,926
Total costs and expenses(1)	335,505	437,514	599,906	745,015	975,938

Income (loss) from operations	(401)	2,878	9,647	4,942	(9,012)
Total other (income) expense	(64)	(142)	(58)	1,990	11,281

Income (loss) before income taxes	(337)	3,020	9,705	2,952	(20,293)
Provision (benefit) for income taxes(2)	—	321	(43,728)	(87)	(3,370)

Net income (loss) before cumulative effect of change in accounting principle	(337)	2,699	53,433	3,039	(16,923)
Cumulative effect of change in accounting principle	—	—	268	—	—

Net income (loss)	$(337)	$2,699	$53,701	$3,039	$(16,923)

Basic earnings (loss) per share:
Prior to cumulative effect of change in accounting principle	$(0.01)	$0.06	$1.18	$0.07	$(0.36)

Net income (loss) per share	$(0.01)	$0.06	$1.19	$0.07	$(0.36)

Diluted earnings (loss) per share:
Prior to cumulative effect of change in accounting principle	$(0.01)	$0.06	$1.09	$0.06	$(0.36)

Net income (loss) per share(3)	$(0.01)	$0.06	$1.10	$0.06	$(0.36)

BALANCE SHEET DATA:
Total assets	$231,823	$332,646	$463,557	$693,640	$734,896
Total long-tem liabilities(4)	13,564	70,594	74,257	240,379	246,947
Working capital(5)	30,106	109,804	125,172	165,822	40,938
Stockholders’ equity	118,053	153,173	227,707	249,421	247,818

(1)	Beginning in fiscal 2006, we adopted the provisions of Statement of Financial Accounting Standards 123(R), “Share-Based Payment,” for recognizing stock-based compensation. We recognized $18.2 million in fiscal 2008, $8.4 million in fiscal 2007, $7.6 million in fiscal 2006, $3.8 million in fiscal 2005 and $3.6 million in fiscal 2004.

(2)	Included in fiscal 2006 was a $44.4 million non-cash income tax benefit. For additional information, see Note 11, Income Taxes, to our consolidated financial statements included in Item 15, Exhibits and Financial Statement Schedule, of this Annual Report on Form 10-K.

(3)	For additional information on the diluted earnings (loss) per share calculation, see Note 12, Earnings Per Share, to our consolidated financial statements included in Item 15, Exhibits and Financial Statement Schedule, of this Annual Report on Form 10-K.

(4)	In fiscal 2007, we completed a subordinated convertible notes offering of $150.0 million. For additional information, see Note 7, Long-Term Debt and Credit Facility, to our consolidated financial statements included in Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

(5)	In fiscal 2008, we acquired e-Dialog, Inc. for $150.1 million, including acquisition costs. Note 6, Acquisitions, to our consolidated financial statements included in Item 15, Exhibits and Financial Statement Schedule, of this Annual Report on Form 10-K.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All statements made in this Annual Report on Form 10-K, other than statements of historical fact, are forward -looking statements, as defined under federal securities law. The words “look forward to,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “could,” “guidance,” “potential,” “opportunity,” “continue,” “project,” “forecast,” “confident,” “prospects,” “schedule,” “designed,” “future” “discussions,” “if” and similar expressions typically are used to identify forward -looking statements. Forward -looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward -looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, consumer spending, the financial markets and the industries in which we and our clients operate, changes affecting the Internet and e-commerce, our ability to develop and maintain relationships with strategic clients and suppliers and the timing of our establishment, extension or termination of our relationships with strategic clients, our ability to timely and successfully develop, maintain and protect our technology, confidential and proprietary information, and product and service offerings and execute operationally, our ability to attract and retain qualified personnel, our ability to successfully integrate our acquisitions of other businesses, and the performance of acquired businesses. In addition, the current global economic environment amplifies many of these risks. More information about potential factors that could affect us is described in Item 1A of Part I, “Risk Factors.” We expressly disclaim any intent or obligation to update these forward-looking statements.

Executive Overview

Fiscal 2008 Financial Results and Significant Events:

•	Net revenues grew $216.9 million, or 29%, over fiscal 2007. Net income decreased from $3.0 million in fiscal 2007 to a loss of $16.9 million in fiscal 2008.

•	In January 2008, we entered into a secured bank line of credit with an initial borrowing availability of $75 million. In May 2008, we increased the line of credit by $15 million, expanding our total borrowing availability to $90 million. The five-year, line of credit is available to us for working capital and general corporate purposes, including possible acquisitions, and contains certain financial and negative covenants with which we must comply. As of January 3, 2009, there were no outstanding borrowings under the line of credit and we were in compliance with all covenants.

•	In February 2008, we acquired e-Dialog, a provider of advanced e-mail marketing services and solutions to more than 100 companies in the U.S. and Europe, for $150.1 million, including acquisition costs. We believe that the acquisition will expand the breadth and depth of our interactive marketing services capabilities, our reach into existing and new vertical markets, and our growing European presence.

Events Subsequent to Fiscal 2008:

•	In January 2009, we terminated the agreement we entered into in October 2008 to acquire Innotrac Corporation, an e-commerce fulfillment and customer care services provider. The parties mutually agreed to terminate the agreement based on current prevailing market valuations. Neither party has any financial obligation to the other party as a result of the termination.

2009 Outlook:

•	We expect a modest decrease in net revenues due primarily to the liquidation of the business of a client that was one of our top ten contributors of service fee revenues for fiscal 2008 and fiscal 2007, and the transition during fiscal 2009 of one owned inventory client to a non-owned inventory deal structure. We believe that the client transition will result in a decrease in net revenues from product sales partially offset by an increase in service fee revenues in fiscal 2009 and it will have no material effect on earnings. We also expect this transition will decrease our cost of revenues from product sales and our marketing expenses in fiscal 2009. In addition, we believe, due to the current economic environment, same store e-commerce revenues in fiscal 2009 will grow at a more moderate rate than in fiscal 2008 and that capital expenditures will modestly decrease in fiscal 2009. We believe we will have a net loss in fiscal 2009.

Results of Operations

Comparison of Fiscal 2008 and 2007 (amounts in tables in millions):

Net Revenues

We derive our revenues from sales of products by us through our clients’ e-commerce businesses, service fees earned by us in connection with the development and operation of our clients’ e-commerce businesses, and through service fees earned by us through our provision of interactive marketing services.

					Fiscal 2008
					vs.
					Fiscal 2007
	Fiscal 2007		Fiscal 2008		$ Change	% Change

Net Revenues by Type:
Net revenues from product sales	$512.2	68.3%	$577.1	59.7%	$64.9	12.7%
Service fee revenues	237.8	31.7%	389.8	40.3%	152.0	63.9%

Total net revenues	$750.0	100.0%	$966.9	100.0%	$216.9	28.9%

Net Revenues by Segment:
E-Commerce services	$737.9	98.4%	$900.0	93.1%	$162.1	22.0%
Interactive marketing services	26.9	3.6%	84.5	8.7%	57.6	214.1%
Intersegment eliminations	(14.8)	(2.0)%	(17.6)	(1.8)%	(2.8)	18.9%

Total net revenues	$750.0	100.0%	$966.9	100.0%	$216.9	28.9%

Net Revenues by Type

Net Revenues from Product Sales.  Net revenues from product sales are derived from the sale of products by us through our clients’ e-commerce Web stores and include outbound shipping charges for all clients for which we provide fulfillment services. Net revenues from product sales are net of allowances for returns and discounts. We recognize revenue from product sales and shipping when products are shipped and title and risk of ownership passes to the consumer.

Net revenues from product sales increased $64.9 million in fiscal 2008. This increase was primarily due to revenue growth from our professional sports league clients and an increase in shipping revenue, partially offset by a decrease in sales from one consumer electronics client. Of this increase, $34.3 million was due to the increase in revenues from clients that operated for the entirety of both periods, $29.5 million was due to the increase in revenues from clients that initially began generating revenue during fiscal 2007, which includes clients of Accretive which we acquired during the third quarter of fiscal 2007, and $1.1 million was due to the increase in revenues from clients that were launched in fiscal 2008. Shipping revenue for all clients for which we provide fulfillment services was $120.2 million for fiscal 2008 and $82.9 million for fiscal 2007. Fiscal 2008 included 53 weeks compared to 52 weeks for fiscal 2007, and the extra week added incremental net revenues from product sales of approximately $11.0 million.

Service Fee Revenues.  Service fee revenues include revenues from the provision of e-commerce services and interactive marketing services. E-commerce service fee revenues are generated from a client’s use of one or more of our e-commerce platform components, which include technology, fulfillment and customer care, as well as from professional services and gift card breakage. Interactive marketing services service fee revenues are generated from online marketing, advertising, email and design services. Service fee revenues can be fixed or variable and are based on the activity performed, the value of merchandise sold, or the gross profit from a transaction.

Service fee revenues increased $152.0 million in fiscal 2008. This increase was primarily due to the acquisitions of Accretive and e-Dialog, which closed in the third quarter of fiscal 2007 and first quarter of fiscal 2008, respectively, as well as growth from clients that operated for the entirety of fiscal years 2007 and 2008. Of this increase, $69.4 million was attributable to clients that launched in fiscal 2008, including the addition of e-Dialog clients. Also included in the $69.4 million increase was $3.0 million from gift card breakage, for which we began recognizing revenue in fiscal 2008. $53.0 million of the increase was from clients that initially began generating revenue during fiscal 2007, including the addition of Accretive clients, and $29.6 million was from clients that operated for the entirety of both periods. The $29.6 million increase for clients the operated for the entirety of both periods decreased from the $36.8 million increase for clients that operated for the entirety of fiscal 2007 and fiscal 2006 due primarily to a decline in the growth rate of existing client sales and the liquidation of the business of a client that was one of our top ten contributors of service fee revenues for fiscal 2008 and fiscal 2007. The extra week in fiscal 2008 compared to fiscal 2007 added incremental service fee revenues of approximately $7.5 million.

For fiscal 2009, we expect a decrease in net revenues from product sales due to the transition of one owned inventory client to a non-owned inventory deal structure. This transition is also expected to result in an increase in service fee revenues in fiscal 2009, but an overall decline in total net revenues.

Net Revenues by Segment

E-Commerce Services Segment Revenues.  Net revenues from e-commerce services increased $162.1 million in fiscal 2008. This increase was comprised of $97.2 million from service fee revenues (an increase from $225.7 million in fiscal 2007 to $322.9 million in fiscal 2008) and $64.9 million from net revenues from product sales (an increase from $512.2 million in fiscal 2007 to $577.1 million in fiscal 2008).

Of the $162.1 million increase in net revenues from our e-commerce services segment, $77.0 million was from clients that initially began generating revenue during fiscal 2007, including the addition of Accretive clients, $62.6 million was from clients that operated for the entirety of both periods, and $22.5 million was from clients that launched in fiscal 2008.

Of the $97.2 million service fee revenue increase, $47.5 million was from clients that launched during fiscal 2007, including the addition of Accretive clients, $28.3 million was from clients that operated for the entirety of both periods, and $21.4 million was from clients that launched during fiscal 2008. See the discussion above under Net Revenues by Type — Net Revenues from Product Sales for a discussion of the $64.9 million increase in net revenues from product sales.

Interactive Marketing Services Segment Revenues.  Net revenues increased $57.6 million due primarily to the acquisition of e-Dialog in February 2008 and, to a lesser extent, growth in our online marketing, design, and digital photo studio services.

Costs and Expenses

Costs and expenses consist of costs of revenues from product sales, marketing expenses, account management and operations expenses, product development expenses, general and administrative expenses and depreciation and amortization expenses. Starting in the second quarter of fiscal 2008, we replaced the former expense line of sales and marketing with two separate line items: (i) marketing, and (ii) account management and operations. We conformed all periods presented to this presentation. This change was made to enable investors to analyze the Company’s expenses in a manner consistent with management’s internal view which is used to manage the business.

					Fiscal 2008
					vs.
	Fiscal 2007		Fiscal 2008		Fiscal 2007
		% of		% of
		Net		Net	$	%
	$	Revenues	$	Revenues	Change	Change

Cost of revenues from product sales	$356.5	47.5%	$405.3	41.9%	$48.8	13.7%
Marketing	64.6	8.6%	70.3	7.3%	5.7	8.8%
Account management and operations	177.3	23.6%	259.9	26.9%	82.6	46.6%
Product development	65.9	8.8%	104.0	10.7%	38.1	57.8%
General and administrative	43.4	5.8%	68.3	7.1%	24.9	57.4%
Depreciation and amortization	37.3	5.0%	68.1	7.0%	30.8	82.6%

Total costs and expenses	$745.0	99.3%	$975.9	100.9%	$230.9	31.0%

Cost of Revenues from Product Sales.  Costs of revenues from product sales consist primarily of direct costs associated with (i) products we sell through our clients Web stores, and (ii) our shipping charges for all clients for which we provide fulfillment services. All costs of revenues from product sales were attributable to our e-commerce services segment.

	Fiscal 2007	Fiscal 2008

Cost of revenues from product sales	$356.5	$405.3
As a percentage of net revenues from product sales	69.6%	70.2%

Cost of revenues from product sales increased $48.8 million in fiscal 2008. The decrease in cost of revenues as a percentage of net revenues from 47.5% in fiscal 2007 to 41.9% in fiscal 2008 was primarily due to the higher percentage increase in service fees compared to the percentage increase in product sales, because service fees have no associated cost of revenue. We continue to expect a decrease in cost of revenues from product sales as a percentage of net revenues as we believe that the growth in service fee revenues will continue to exceed the growth in net revenues from product sales.

The increase in cost of revenues from product sales as a percentage of net revenues from product sales from 69.6% in fiscal 2007 to 70.2% in fiscal 2008 was primarily due to an increase in shipping revenue. Our cost of generating shipping revenue is higher than our cost of generating revenue on sale of the underlying physical product.

Marketing.  Marketing expenses consist primarily of net client revenue share charges, promotional free shipping and subsidized shipping and handling costs, catalog costs, and net advertising and promotional expenses. All marketing expenses were attributable to our e-commerce services segment and generally supported revenues from product sales.

	Fiscal 2007	Fiscal 2008

Marketing	$64.6	$70.3
As a percentage of net revenues from product sales	12.6%	12.2%

Marketing expenses increased $5.7 million in fiscal 2008. As a percentage of net revenues, marketing expenses decreased from 8.6% in fiscal 2007 to 7.3% in fiscal 2008. This decrease was primarily due to the higher percentage increase in service fees compared to the percentage increase in product sales, because service fees typically have no associated marketing expenses.

As a percentage of net revenues from product sales, marketing expenses decreased slightly from 12.6% in fiscal 2007 to 12.2% in fiscal 2008 due a to decrease in promotional free shipping and subsidized shipping and handling costs. The $5.7 million increase in marketing expenses was primarily due to a $6.5 million increase in client revenue share expenses caused by growth in revenue from our professional sports league clients, and a $1.1 million increase in catalog costs, partially offset by a $1.9 million decrease in promotional free shipping and subsidized shipping and handling costs. We believe that marketing expenses will decrease in absolute dollars during fiscal 2009 compared to fiscal 2008, because of the expected decrease in net revenues from product sales due to the transition of one owned inventory client to a non-owned inventory deal structure. We continue to expect a decrease in marketing expenses as a percentage of net revenues, as we believe that the growth in service fee revenues will continue to exceed the growth in net revenues from product sales.

Account Management and Operations.  Account management and operations expenses consist primarily of costs to operate our fulfillment centers and customer care centers, credit card fees, and payroll related to our buying, business management, operations and marketing functions.

Account management and operations expenses increased $82.6 million in fiscal 2008. As a percentage of net revenues, account management and operations expenses increased from 23.6% in fiscal 2007 to 26.9% in fiscal 2008. The increases in absolute dollars and as a percentage of net revenues were primarily due to the e-Dialog, Zendor.com Ltd. (“Zendor”) and Accretive acquisitions in February 2008, December 2007 and September 2007, respectively, and start-up, occupancy and payroll expenses related to our Richwood, Kentucky fulfillment center, which commenced operations in the second quarter of fiscal 2007. The $82.6 million increase in account management and operations expenses was due to a $53.6 million increase in payroll and related costs mostly in our customer care and fulfillment operations, a $14.0 million increase in office expenses and occupancy costs, a $7.2 million increase in credit card fees, and a $7.8 million increase in other account management and operations costs which include professional fees and communication costs. We believe that account management and operations expenses will increase in absolute dollars during fiscal 2009 compared to fiscal 2008, as we plan to continue to grow by adding new clients and by expanding our domestic and international e-commerce businesses and our interactive marketing services business.

Product Development.  Product development expenses consist primarily of expenses associated with planning, maintaining and operating our proprietary e-commerce and e-mail platforms and related systems, and payroll and related expenses for engineering, production, creative and management information systems.

Product development expenses increased $38.1 million in fiscal 2008. As a percentage of net revenues, product development expenses increased from 8.8% in fiscal 2007 to 10.7% fiscal 2008. The increases in absolute dollars and as a percentage of net revenues were primarily due to the e-Dialog, Zendor and Accretive acquisitions, payroll expenses and professional fees incurred for client launches during fiscal 2008 and expected future client launches, and increased expenses to enhance the technology features and functionality on our e-commerce platform. The $38.1 million increase in product development expenses was primarily due to a $24.8 million increase in personnel and related costs, a $4.8 million increase in professional fees, a $2.9 million increase in office expenses and occupancy costs, a $2.9 million increase in software and equipment maintenance, and a $2.7 million increase in other product development costs. We continue to believe that product development expenses will increase in absolute dollars in fiscal 2009 compared to fiscal 2008, as we plan to continue to launch additional client Web stores and to invest in our e-commerce and interactive marketing services platforms and expand our international operations.

General and Administrative.  General and administrative expenses consist primarily of payroll and related expenses for executive, finance, human resources, legal, sales and administrative personnel, as well as bad debt expense and occupancy costs for our headquarters and other offices.

General and administrative expenses increased $24.9 million in fiscal 2008. As a percentage of net revenues, general and administrative expenses increased from 5.8% in fiscal 2007 to 7.1% in fiscal 2008. The increases in absolute dollars and as a percentage of net revenues were primarily due to the e-Dialog, Zendor and Accretive acquisitions, the addition of new clients, the expansion of the e-commerce businesses of our existing clients and the expansion of our interactive marketing services business. The $24.9 million increase in general and administrative expenses was primarily due to a $16.8 million increase in personnel and related costs to support the growth of our business, a $4.7 million increase in professional fees, a $1.2 million increase in office expenses and occupancy costs, $0.9 million in deal costs for a potential acquisition no longer deemed probable, and a $1.3 million increase in other general and administrative costs. We continue to believe that general and administrative expenses will increase in absolute dollars in fiscal 2009 compared to fiscal 2008 as we expect to add new clients, expand our e-commerce and interactive marketing services platforms, and expand our international operations.

Depreciation and Amortization.  Depreciation and amortization expenses relate primarily to the depreciation or amortization of the capitalized costs for our purchased and internally -developed technology, including a portion of the cost related to the employees that developed such technology, hardware and software; furniture and equipment at our corporate headquarters, fulfillment centers and customer care centers; the office buildings and other facilities owned by us; and acquisition-related intangible assets.

Depreciation and amortization expenses increased $30.8 million in fiscal 2008. As a percentage of net revenues, depreciation and amortization expenses increased from 5.0% in fiscal 2007 to 7.0% in fiscal 2008. Depreciation expenses increased $21.8 million due to the depreciation of prior and current year fixed asset additions. Amortization expenses increased $9.0 million primarily due to the intangible asset amortization in connection with the Accretive and e-Dialog acquisitions. While we expect capital expenditures for fiscal 2009 to decrease, we continue to believe that depreciation expenses will increase in fiscal 2009 compared to fiscal 2008, as we continue to depreciate capital expenditures incurred in prior years. We believe that amortization expenses will decrease in fiscal 2009 compared to fiscal 2008 due a decrease in intangible asset amortization associated with the Accretive and e-Dialog acquisitions.

Fiscal 2008 included 53 weeks compared to 52 weeks for fiscal 2007. The extra week did not materially impact our costs and expenses for fiscal 2008.

Comparison of Fiscal 2007 and 2006 (amounts in tables in millions):

Net Revenues

					Fiscal 2007
					vs.
					Fiscal 2006
					$	%
	Fiscal 2006		Fiscal 2007		Change	Change

Net Revenues by Type:
Net revenues from product sales	$461.2	75.7%	$512.2	68.3%	$51.0	11.1%
Service fee revenues	148.4	24.3%	237.8	31.7%	89.4	60.2%

Total net revenues	$609.6	100.0%	$750.0	100.0%	$140.4	23.0%

Net Revenues by Segment:
E-Commerce services	$600.8	98.6%	$737.9	98.4%	$137.1	22.8%
Interactive marketing services	18.9	3.1%	26.9	3.6%	8.0	42.3%
Intersegment eliminations	(10.1)	(1.7)%	(14.8)	(2.0)%	(4.7)	46.5%

Total net revenues	$609.6	100.0%	$750.0	100%	$140.4	23.0%

Net Revenues by Type

Net Revenues from Product Sales.  Net revenues from product sales increased $51.0 million. This increase was primarily due to an increase from our sporting goods clients of $69.8 million in fiscal 2007 partially offset by a decrease in sales from one electronics client. Of the $69.8 million increase, $32.9 million was due to clients that were launched during fiscal 2006, $19.9 million was due to clients that operated for the entirety of both periods, and $17.0 million was due to clients that initially began generating revenue during fiscal 2007. Other net revenues from product sales decreased primarily due to one client that operated for the entirety of both periods, partially offset by an increase in shipping revenue. Shipping revenue for all clients for which we provide fulfillment services was $82.9 million for fiscal 2007 and $59.2 million for fiscal 2006.

Service Fee Revenues.  Service fee revenues increased $89.4 million in fiscal 2007. Of this increase, $36.8 million was due to e-commerce related service fees attributable to clients that operated for the entirety of both periods, $32.6 million was due to the addition of new clients that were either launched in fiscal 2007 or were clients of Accretive, and $20.0 million was due to clients that operated in part of fiscal 2006 and all of fiscal 2007.

Net Revenues by Segment

E-Commerce Services Segment Revenues.  Net revenues increased $137.1 million due to an increase in revenues of $58.8 million for clients that launched during fiscal 2006, $53.4 million for clients that initially began generating revenue during fiscal 2007, and $24.9 million for clients that operated during the entirety of both periods.

Of the $137.1 million increase, e-commerce service fee revenues increased $86.1 million from $139.6 million in fiscal 2006 to $225.7 million in fiscal 2007. Of the $86.1 million increase in e-commerce service fee revenues, $33.5 million was due to growth from clients that operated for the entirety of both periods, $32.6 million was due to revenues from clients that initially began generating revenue in fiscal 2007 including the addition of Accretive clients, and $20.0 million was due to revenues from clients that launched in fiscal 2006. E-commerce net revenues from product sales increased from $461.2 million in fiscal 2006 to $512.2 million in fiscal 2007 representing a $51.0 million increase. This increase in net revenues from product sales is discussed above under Net Revenues by Type — Net Revenues from Product Sales.

Interactive Marketing Services Segment Revenues.  Net revenues increased $8.0 million due primarily to growth in our online marketing, design and digital photo studio practices.

Costs and Expenses

					Fiscal 2007
					vs.
	Fiscal 2006		Fiscal 2007		Fiscal 2006
		%of		%of
		Net		Net	$	%
	$	Revenues	$	Revenues	Change	Change

Cost of revenues from product sales	$331.2	54.3%	$356.5	47.5%	$25.3	7.6%
Marketing	48.6	8.0%	64.6	8.6%	16.0	32.9%
Account management and operations	117.3	19.2%	177.3	23.6%	60.0	51.2%
Product development	45.4	7.5%	65.9	8.8%	20.5	45.2%
General and administrative	36.1	5.9%	43.4	5.8%	7.3	20.2%
Depreciation and amortization	21.3	3.5%	37.3	5.0%	16.0	75.1%

Total costs and expenses	$599.9	98.4%	$745.0	99.3%	$145.1	24.2%

Cost of Revenues from Product Sales:

	Fiscal 2006	Fiscal 2007

Cost of revenues from product sales	$331.2	$356.5
As a percentage of net revenues from product sales	71.8%	69.6%

The decrease in cost of revenues from product sales as a percentage of net revenues from 54.3% in fiscal 2006 to 47.5% in fiscal 2007 was primarily due to the higher percentage increase in service fees compared to the percentage increase in product sales, because service fees have no associated cost of revenue.

The decrease in cost of revenues from product sales as a percentage of net revenues from product sales from 71.8% in fiscal 2006 to 69.6% in fiscal 2007 was primarily due to an increase in product sales from our sporting goods clients. Product sales from our sporting goods clients carry a lower percentage of cost of revenues than product sales from our non-sporting goods clients. Product sales from our sporting goods clients increased to 75.1% of total net revenues from product sales in fiscal 2007 compared to 68.2% in fiscal 2006.

Marketing:

	Fiscal 2006	Fiscal 2007

Marketing	$48.6	$64.6
As a percentage of net revenues from product sales	10.5%	12.6%

Marketing expenses increased $16.0 million in fiscal 2007. As a percentage of net revenues, marketing expenses increased from 8.0% in fiscal 2006 to 8.6% in fiscal 2007. The increase in absolute dollars was primarily due to an increase in our client revenue share payments due to the growth of our net revenues from product sales. The $16.0 million increase in marketing expenses was primarily due to a $10.3 million increase in client revenue share expenses, a $5.6 million increase in advertising costs, and $0.1 million in other marketing costs.

The increase in marketing expenses as a percentage of net revenues from product sales from 10.5% in fiscal 2006 to 12.6% in fiscal 2007 was primarily due to the increase in our client revenue share payments and advertising costs.

Account management and operations.  Account management and operations expenses increased $60.0 million in fiscal 2007. As a percentage of net revenues, account management and operations increased from 19.2% in fiscal 2006 to 23.6% in fiscal 2007. This increase was primarily due to the addition of Accretive’s facilities in the third quarter of fiscal 2007, start-up, occupancy and payroll expenses related to our Richwood, Kentucky fulfillment center, which commenced operations in the second quarter of fiscal 2007, and our Eau Claire, Wisconsin customer care center, which commenced operations in the third quarter of fiscal 2006. The $60.0 million increase in account management and operations expenses was primarily due to a $34.2 million increase in payroll and related costs mostly in our customer care and fulfillment operations, a $10.8 million increase in credit card fees, a $6.9 million increase in office expenses and occupancy costs, a $2.8 million increase in packaging supplies and a $5.3 million increase in other account management and operations costs which include non-income taxes, insurance, software maintenance, and communication costs.

Product Development.  Product development expenses increased $20.5 million in fiscal 2007. As a percentage of net revenues, product development expenses increased from 7.5% in fiscal 2006 to 8.8% in fiscal 2007. This percentage increase, as well as the increase in absolute dollars, was primarily due to payroll expenses incurred for client launches during fiscal 2007 and expected future client launches, and increased expenses to enhance the technology features and functionality on our e-commerce platform. The $20.5 million increase in product development costs was primarily due to a $13.4 million increase in personnel and related costs, a $3.5 million increase in professional fees and a $3.6 million increase in other product development costs.

General and Administrative.  General and administrative expenses increased $7.3 million in fiscal 2007. As a percentage of net revenues, general and administrative expenses decreased from 5.9% in fiscal 2006 to 5.8% in fiscal 2007. This decrease was primarily due to our ability to utilize our existing infrastructure to support more growth in our business and a decrease in incentive compensation expense. The $7.3 million increase in general and administrative expenses was primarily due to a $2.0 million increase in bad debt expense, a $1.5 million increase in office expense and occupancy costs, a $1.4 million increase in personnel and related costs incurred to support the growth of our business, and a $2.4 million increase in other general and administrative costs.

Depreciation and Amortization.  Depreciation and amortization expenses increased $16.0 million in fiscal 2007. As a percentage of net revenues, depreciation and amortization expenses increased from 3.5% in fiscal 2006 to 5.0% in fiscal 2007. Of this increase, $11.9 million was primarily due to increased technology purchases and capitalized costs related to internal -use software, $3.0 million was for intangible assets acquired in connection with the Accretive acquisition and $1.1 million was related to the amortization of other intangible assets.

Other (Income) Expense

Other (income) expense consists of interest expense, interest income, other expense, loss on sales of marketable securities, and impairment of equity investments. Interest expense consists primarily of interest related to our convertible notes and our line of credit. The interest income consists of interest earned on cash and cash equivalents. Other expense consists primarily of foreign currency transaction losses.

					Fiscal 2008
					vs.
	Fiscal 2007		Fiscal 2008		Fiscal 2007
		% of		% of
		Net		Net	$	%
	$	Revenues	$	Revenues	Change	Change

Interest expense	$6.0	0.8%	$9.8	1.0%	$3.8	63.3%
Interest income	(9.3)	(1.2%)	(1.8)	(0.2%)	7.5	(80.6%)
Other expense	0.2	0.0%	1.6	0.2%	1.4	700.0%
Loss on sale of marketable securities	5.0	0.7%	—	0.0%	(5.0)	(100.0%)
Impairment of equity investments	—	0.0%	1.7	0.2%	1.7	100.0%

Total other expenses	$1.9	0.3%	$11.3	1.2%	$9.4	494.7%

Other expense increased $9.4 million in fiscal 2008. The $3.8 million increase in interest expense was primarily due to interest on our 2.5% convertible notes issued in July 2007 and our line of credit, which we entered into in January 2008. The $7.5 million decrease in interest income was due to lower cash balances and lower interest rates earned in fiscal 2008. The $1.4 million increase in other expense was primarily due to foreign currency exchange losses on transactions denominated in currencies other than the functional currency. The fiscal 2007 $5.0 million loss on sale of marketable securities related to the sale of our auction rate securities. The $1.7 million increase in impairment of equity investments was due to an other-than-temporary impairment on an equity investment incurred in fiscal 2008.

Total other income for fiscal 2006 was not material.

Income Taxes

Our effective tax rate for fiscal years 2008, 2007 and 2006 was 16.6%, −3.0% and −450.6%, respectively. Our tax rate is affected by recurring items such as tax rates in foreign jurisdictions and the relevant amount of income we earn in each jurisdiction, which has not been consistent as we seek to expand our presence in the international market, as well as the reversal of valuation allowances in some years. In addition to state income taxes, the following items had the most significant impact on the difference between our effective income tax rate and the statutory U.S. federal income tax rate of 35%:

Fiscal 2008:

•	A $2,085 (or 10.3%) reduction in the tax benefit primarily resulting from the imposition of a valuation allowance on foreign losses; and

•	a $561 (or 2.8%) reduction in the tax benefit resulting from rate differences between U.S. and non-U.S. jurisdictions.

Fiscal 2007:

•	A $294 (or 10.0%) increase in tax benefit resulting from the reversal of valuation allowance.

Fiscal 2006:

•	A $41,492 (or 427.5%) increase in tax benefit resulting from the reversal of valuation allowance; and

•	a $4,513 (or 46.5%) increase in tax benefit resulting from the increase in federal tax rate from 34% to 35% in recording deferred tax items.

Seasonality

We have experienced and expect to continue to experience seasonal fluctuations in our revenues from e-commerce services. These seasonal patterns will cause quarterly fluctuations in our operating results. We experience less seasonality in our revenues from interactive marketing services. The fourth fiscal quarter has accounted for and is expected to continue to account for a disproportionate percentage of our total annual revenues.

We believe that results of operations for any quarterly period may not be indicative of the results for any other quarter or for the full year. We recognized 40.5%, 44.7% and 42.2% of our annual net revenues during the fourth quarter of fiscals 2008, 2007 and 2006, respectively. For additional information, see Note 16, Quarterly Results (Unaudited), to our consolidated financial statements included in Item 15, Exhibits and Financial Statement Schedule, of this Annual Report on Form 10-K.

Liquidity and Capital Resources

	Fiscal Year Ended
	December 30,	December 29,	January 3,
	2006	2007	2009
	(In millions)

Cash and cash equivalents	$71.4	$231.5	$130.3
Marketable securities	113.1	—	—

Total cash, cash equivalents, and marketable securities	$184.5	$231.5	$130.3

Percentage of total assets	39.8%	33.4%	17.7%

Sources of Cash

Our principal sources of liquidity in fiscal 2008 were our cash and cash equivalents balances, cash provided by operating activities, and cash provided by financing activities, including cash borrowed under our secured revolving bank credit facility.

As of January 3, 2009, we had $130.3 million of cash and cash equivalents, compared to $231.5 million of cash and cash equivalents as of December 29, 2007. Cash equivalents are comprised of money market mutual funds.

Cash provided by operating activities was $96.0 million, $58.1 million, and $66.1 million in fiscal 2008, fiscal 2007, and fiscal 2006, respectively. Cash provided by operating activities is driven by our net income, adjusted for non-cash items and changes in operating assets and liabilities. Non-cash adjustments include depreciation, amortization, stock-based compensation expense and deferred income taxes. Cash provided by operating activities was greater than net loss in fiscal 2008 primarily due to the net impact of non-cash adjustments to income as well as an increase to our accounts payable and accrued expense balances.

We have experienced and expect to continue to experience seasonal fluctuations in our cash flows. We generate the majority of our cash from operating activities in our fourth fiscal quarter. In our first fiscal quarter, we typically use cash generated from operating activities in the fourth quarter of the prior fiscal year to satisfy accounts payable and accrued expenses incurred in the fourth fiscal quarter of our prior fiscal year. During our second and third fiscal quarters, we generally fund our operating expenses and capital expenditures from cash generated from operating activities, cash and cash equivalents, and/or cash from financing activities.

Cash provided by financing activities was primarily driven by proceeds from our secured revolving bank credit facility, proceeds from our equity and debt offerings, capital lease financings, and proceeds from employee stock option exercises. In January 2008, we entered into a $75 million secured revolving credit facility with a syndicate of banks which is collateralized by substantially all of our assets other than intellectual property. In May 2008, we increased our line of credit by $15 million, which increased the total borrowing availability to $90 million. The credit facility contains financial and restrictive covenants that limit our ability to engage in activities that may be in our long term best interests. We do not believe the financial covenants will limit our ability to utilize the entire borrowing availability in fiscal 2009, if necessary.

During fiscal 2008, we borrowed and also repaid $70 million on our secured revolving bank credit facility. During fiscal 2008, the maximum amount outstanding on our secured revolving bank credit facility was $40 million. During fiscal 2007, we issued subordinated convertible notes resulting in net proceeds of $145 million. Our cash proceeds from employee option exercises were $1.4 million in 2008, compared to $8.1 million and $10.2 million in fiscal 2007 and fiscal 2006, respectively. The downward trend in proceeds from option exercises was due primarily to our granting of restricted stock units since fiscal 2006 rather than stock options as well as our fluctuating stock price.

Uses of Cash

We invest cash to support our operations, our infrastructure needs, and as consideration for acquisitions and strategic investments. Cash used in investing activities is primarily attributable to capital expenditures and acquisitions.

Our capital expenditures totaled $57.2 million, $54.2 million, and $42.6 million in fiscal 2008, fiscal 2007, and fiscal 2006, respectively. Our capital expenditures have generally comprised purchases of computer hardware and software, internally developed software, furniture and fixtures, and real estate. Capital expenditures increased 5.5% in fiscal 2008 compared to the 27.2% increase in fiscal 2007. We expect a modest decrease in capital expenditures in fiscal 2009.

We invested $145.0 million in acquisitions in fiscal 2008, compared to $103.7 million and $8.3 million in acquisitions and equity investments in fiscal 2007 and fiscal 2006, respectively. Acquisitions in fiscal 2008 included e-Dialog and our fiscal 2007 acquisitions included Accretive and Zendor. Our acquisitions in fiscal 2006 primarily included Aspherio S.L.

Outlook

We expect to continue to generate positive cash flow from operations in fiscal 2009, the majority of which will be generated in our fourth fiscal quarter. We believe that our cash flow from operating activities, cash and cash equivalents balances, and borrowing availability under our secured revolving credit facility will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See Item 1A of Part I, Risk Factors.

Holders of our 3% subordinated convertible notes due June 1, 2025 may require us to repurchase the notes at a repurchase price equal to 100% of their principal amount plus accrued and unpaid interest, if any, on June 1, 2010. In the event our holders require us to repurchase the notes in fiscal 2010, we expect to have sufficient liquidity from our cash from operating activities, our cash and cash equivalents and/or from our secured revolving bank credit facility to fund the repurchases as well as our operating cash needs.

We continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities, or repurchase, refinance, or otherwise restructure our long-term debt for strategic reasons or to further strengthen our financial position. Our secured revolving bank credit facility contains negative covenants including prohibitions on our ability to incur additional indebtedness. The sale of additional equity or convertible debt securities would likely be dilutive to our stockholders. In addition, we will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services, and technologies, which might affect our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that additional lines-of-credit or financing instruments will be available in amounts or on terms acceptable to us, if at all.

Contractual Obligations

We had the following contractual obligations as of the end of fiscal 2008 (in thousands):

	Payments due by fiscal year
		Less than
Contractual Obligation(1)(2)	Total	1 Year	1-3 Years	4-5 Years	Thereafter

Operating lease obligations	$65,309	$14,881	$24,672	$12,737	$13,019
Purchase obligations(3)	93,934	86,989	6,945	—	—
Client revenue share payments	159,919	21,643	54,901	29,525	53,850
Debt interest	36,916	6,813	9,750	8,979	11,374
Debt obligations	220,163	399	57,904	457	161,403
Capital lease obligations	29,047	6,159	11,902	9,239	1,747

Total contractual obligations	$605,288	$136,884	$166,074	$60,937	$241,393

(1)	For additional information, see Note 7, Long-Term Debt and Credit Facility, and Note 8, Commitments and Contingencies, of the Notes to Consolidated Financial Statements, included in Item 15, Exhibits and Financial Statement Schedule, of this Annual Report on Form 10-K.

(2)	Approximately $1.7 million of unrecognized tax benefits have been recorded as liabilities in accordance with Financial Accounting Standards Board’s Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”), and we are uncertain as to if or when such amounts may be settled; as a result, these obligations are not included in the table above.

(3)	Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable pricing provisions and the approximate timing of the transactions. These obligations relate primarily to commitments to purchase inventory, which generally are cancelable without penalty if canceled prior to shipment.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements other than the obligations not required to be recorded on the balance sheet as shown above in the contractual obligations table.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant judgments and estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period as well as the related disclosures. Management bases these significant judgments and estimates on historical experience, current trends and other assumptions it believes to be reasonable based upon information presently available. On a regular basis, management reviews the accounting policies, assumptions, judgments and estimates to ensure that our financial statements are presented fairly and in accordance with generally accepted accounting principles. However, because future events and their affects cannot be determined with certainty, actual results could differ from those estimates under different assumptions, judgments or conditions.

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 15, Exhibits and Financial Statement Schedule, of this Annual Report on Form 10-K. Management has identified the following as our critical accounting estimates, which are defined as those that reflect significant judgments and uncertainties are the most pervasive and important to the presentation of our financial condition and results of operations and could potentially result in materially different results under different assumptions, judgments or conditions. Management has reviewed these critical accounting estimates with the Audit Committee of our Board.

Revenue Recognition

We recognize revenue from product sales, which includes shipping revenue for clients that we provide fulfillment services upon shipment of products to customers, net of estimated returns based on historical experience and current trends. Our revenue recognition accounting policies contain uncertainties because it requires management to make assumptions regarding and to apply judgment to estimate future sales returns.

We have not made any material changes in the accounting methodology used to measure sales returns during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to measure sales returns. However, if actual results are not consistent with our estimates or assumptions stated above, we may be exposed to income or losses that could be material to our consolidated financial statements.

A 10% change in our sales return reserve at January 3, 2009, would have affected earnings before income taxes by approximately $0.6 million.

For certain clients Web stores for which we own the inventory and record revenue as product sales, we sell gift cards to our customers through our clients’ Web stores and through selected third parties. We recognize income from gift cards when: (i) the gift card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote and we determine that we do not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions (gift card breakage). Based on historical redemption patterns, the likelihood of a gift card remaining unredeemed can be determined 24 months after the gift card is issued.

Fiscal 2008 is the first year we have recognized gift card breakage. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to measure sales returns and gift card breakage. However, if actual gift card redemptions are not consistent with our estimates or assumptions stated above, or if laws change that would result in us having a legal obligation to remit the value of unredeemed gift cards to certain jurisdictions, we may be exposed to income or losses that could be material to our consolidated financial statements.

Allowance for Accounts Receivable

We maintain allowances for estimated losses resulting from the inability of our clients and customers to make required payments. We analyze accounts receivable and consider our historical bad debt experience, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. There may be material differences in our operating results for any period if we change our estimates or if the estimates are not accurate.

Our allowance for accounts receivable was $2.7 million as of January 3, 2009. Historically, our actual losses and credits have been consistent with our estimates. However, future changes in trends could result in a material impact to future consolidated statements of operations and cash flows. A 10% change from our estimates at January 3, 2009, would have affected earnings before income taxes by approximately $0.3 million.

Accounting for Inventory

Inventory, primarily consisting of sporting goods and consumer electronics, is valued at the lower of cost (determined using the weighted average method) or market. Inherent in this valuation are significant management judgments and estimates, including among others, assessments concerning obsolescence and shrinkage. Based upon these judgments and estimates, which are applied consistently from period to period, we record obsolescence and shrinkage allowances to adjust the carrying amount of our inventory. We record a charge for obsolescence based upon, among other factors, the aging of the inventory, forecasted customer demand and the anticipated mark-downs required to sell the inventory in the normal course of business. We record a charge for inventory shrinkage for damages and other losses based on rates experienced in our fulfillment centers. We have not made any material changes in the accounting methodology used to measure inventory obsolescence or shrinkage during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future judgments or estimates we use to calculate our inventory valuation allowances. However, if our judgments or estimates regarding inventory valuation allowances are inaccurate, we may be exposed to income or losses to our consolidated financial statements. A 10% change in either our shrink or obsolescence allowance as of January 3, 2009, would have affected earnings before income taxes by approximately $0.1 million.

Accounting for Internal Use Software

Included in our property and equipment is the capitalized cost of internal-use software and Web store development, including software used to upgrade and enhance the Web stores we operate and processes supporting our business. In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize costs incurred during the application development stage related to the development of internal-use software and amortize these costs over the estimated useful life of four years. Costs incurred related to planning and training relating to or maintenance of internal-use software is expensed as incurred. We capitalized $26.2 million and $23.0 million, of costs associated with internal-use software and Web store development during the fiscal years ended January 3, 2009 and December 29, 2007, respectively. We depreciated $16.5 million and $11.5 million of previously capitalized amounts totaled in fiscal 2008 and fiscal 2007.

Changes in strategy and/or market conditions could significantly impact the carrying value of our internal-use software and Web store development costs. We use estimates and make assumptions to determine the related estimated useful lives and assess the carrying value of internal-use software and Web store development costs. We do not believe there is a reasonable likelihood that there will be a material change in the future judgments we use to calculate the estimated useful life of our internal use software. However, if our judgments or estimates regarding internal use software are inaccurate and we were to reduce the useful life of our internal use software, we may be exposed to losses, including impairment losses that could be material to our consolidated financial statements.

Goodwill and Other Intangible Assets

The purchase price of an acquired company is allocated between the intangible assets and net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. The determination of the value of the intangible assets acquired involves certain judgments and estimates. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital (“WACC”).

Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis, or more often if events or changes in circumstances indicate the carrying value may not be recoverable. Application of the impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Each of our reportable units that maintain a goodwill and/or indefinite -lived intangible balance are also operating segments. We determine fair value using widely accepted valuation techniques, including discounted cash flow analyses, analysis of our market capitalization, analysis of peer public companies and other assumptions. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to our business model or changes in operating performance. Significant differences between these estimates and actual cash flows could materially affect our future financial results.

In the fourth quarter of fiscal 2008, we completed our annual impairment testing of goodwill and indefinite-lived intangible assets using the methodology described herein, and determined there was no impairment. During the course of the impairment testing, we made significant assumptions and applied judgment to estimate industry economic factors and the profitability of future business strategies. We made assumptions on our future discounted cash flows using operating income before depreciation, amortization and stock-based compensation by including the impact of new business as well as growth of our costs and expenses based on the historical relationship of those measures. We also made assumptions on our amount of future capital expenditures, and determined a discount rate based on a WACC specifically for each reporting unit. Any changes to our assumptions, or if actual results differ from our estimates, could result in a significant decrease of the fair value for a reporting unit which may expose us to impairment losses that could be material to our consolidated financial statements. A 10% change of our calculated fair value for any reportable unit that maintains a goodwill and/or intangible asset balance would still be greater than the carrying value of that reportable unit as of January 3, 2009. The carrying value of goodwill was $195.0 million as of January 3, 2009. The carrying value of indefinite-lived intangible assets was $18.1 million as of January 3, 2009.

Finite intangible assets that have determinable useful lives are tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying value is not recoverable if it exceeds the undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When there is existence of one or more indicators of impairment, we measure the impairment of finite intangible assets based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our business model. Our estimates of future cash flows attributable to our intangible assets require significant judgment based on our historical and anticipated results and are subject to many factors. Different assumptions and judgments could materially affect the calculation of the fair value of our finite intangible assets which could trigger impairment.

The carrying value of our finite intangibles as of January 3, 2009 was $28.5 million. There were no events or changes in circumstances that indicated the carrying value of our finite intangible assets may not be recoverable.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for goodwill or other intangible assets. However, if actual results are not consistent with our estimates and assumptions, or if certain of our customer relationships were to discontinue prior to their contract expiration dates, we may be exposed to an impairment charge that could be material.

Income Taxes and Deferred Taxes

Our income tax benefit or expense, deferred tax assets and liabilities and reserves for uncertain tax positions reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the U.S. and in numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax benefit or expense.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we begin with historical results and changes in accounting policies and incorporate assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income and/or loss adjusted for any non-recurring items.

As of January 3, 2009, we had federal, state and foreign income tax net operating loss carryforwards of $430.9 million; $187.0 million and $8.5 million which will expire at various dates from 2009 through 2028 as follows:

2009-2015	$20.3 million
2016-2021	386.3 million
2022-2028	219.8 million

$626.4 million

We believe that it is more likely than not that the full benefit from certain federal, state and foreign net operating loss carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $120.2 million on the deferred tax assets relating to these net operating loss carryforwards. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at January 3, 2009 will be accounted for as follows: approximately $112.7 million will be recognized as a reduction of income tax expense, and $7.6 million will be recorded as an increase in equity. If our assumptions change and we determine we will not be able to realize these NOL’s without a valuation allowance, the additional valuation allowance will be accounted for as an increase in income tax expense.

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on our results of operations, cash flows or financial position. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations.

We adopted Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” (“FIN 48”) on the first day of our fiscal 2007. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 effective December 31, 2006, the first day of the 2007 fiscal year.

We recognize tax liabilities in accordance with FIN 48 and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. An unfavorable tax settlement generally would require use of our cash and may result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement may be recognized as a reduction in our effective income tax rate in the period of resolution.

Our unrecognized tax benefits include exposures from not filing in certain jurisdictions and transfer pricing exposures from allocation of income between jurisdictions. We believe that it is reasonably possible that an increase of up to $0.3 million in unrecognized tax benefits related to state exposures may be necessary within the coming year. In addition, we believe that none of our currently remaining unrecognized tax positions will be recognized by the end of fiscal 2009 as a result of a lapse of the statute of limitations.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our investment policy is to earn a market return consistent with the safety of principal and the maintenance of adequate liquidity at all times. We have not used derivative financial instruments in our investment portfolio. Approved investments include direct obligations of the U.S. Treasury, securities explicitly backed by the full faith and credit of the U.S. Government, money market mutual funds, so long as such funds maintain a constant net asset value and provide daily liquidity, and bank deposits. We protect and preserve our invested funds by limiting default, market and reinvestment risk.

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

The following table provides information about our cash equivalents, including principal cash flows by expected maturity dates and the related weighted average interest rates as of the end of fiscal 2008 (in thousands):

							Estimated
							Fair Value
	Fiscal Year						at the End of
	2008	2009	2010	2011	Thereafter	Total	Fiscal 2008

Money market mutual funds	$97,849	$—	$—	$—	$—	$97,849	$97,849
Weighted average interest rate	1.37%	—	—	—	—	1.37%

Cash equivalents	$97,849	$—	$—	$—	$—	$97,849	$97,849

All securities have dates to maturity of less than one year.

In January 2008, we entered into a $75 million secured revolving bank credit facility that matures in January 2013 with a syndicate of banks. Subject to certain conditions, the credit facility may be increased to $150 million. In May 2008, we expanded the credit facility by $15 million thereby increasing the availability to $90 million. We may elect to have amounts outstanding under the secured revolving bank credit facility bear interest at either a LIBOR rate plus an applicable margin of 0.75% to 1.50%, the prime rate plus an applicable margin of 0.75% to 1.50%, or at the Federal Funds Open Rate plus 0.5%. The applicable margin is determined by the leverage ratio of funded debt to EBITDA, as defined in the secured revolving credit facility. LIBOR is sensitive to changes in the general level of U.S. interest rates. An immediate 100 basis point increase in LIBOR would increase our annual interest expense by approximately $0.1 million for every $10 million borrowed under the line of credit. We had no outstanding borrowings or letters of credit under the secured revolving bank credit facility as of January 3, 2009.

We transact business internationally and have market risk arising from changes in foreign currency exchange rates relating to our international operations. We do not manage our foreign currency exchange rate risk through the use of any financial or derivative instruments, forward contracts or hedging activities. To date, international operations have not been material and we believe that potential fluctuations in currency exchange rates will not have a material effect on our financial position.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements, supplementary data and related documents that are included in this Annual Report on Form 10-K are listed in Item 15(a), Part IV, of this Annual Report on Form 10-K.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A:	CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.  Our management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation, as of January 3, 2009, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e).

Based on this evaluation, our chief executive officer and our chief financial officer have concluded that, as of January 3, 2009, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective at the reasonable assurance level, to ensure that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  We monitor and evaluate on an ongoing basis our internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, we modify and refine our internal processes and controls as conditions warrant. As required by Rule 13a-15(d), our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended January 3, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter ended January 3, 2009.

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

Our management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation, as of January 3, 2009, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission. This evaluation excluded our operations acquired through our acquisitions of e-Dialog, Inc. in February 2008. e-Dialog had total assets of 4% and net revenues of 5% of our total assets and net revenues as of and for the fiscal year ended January 3, 2009. Pursuant to guidance issued by the SEC, a company can exclude an acquired business’s internal controls from management’s report on internal control over financial reporting in the first year of acquisition if it is not possible to conduct an assessment of an acquired business’s internal control over financial reporting. Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that, as of January 3, 2009, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our internal control over financial reporting. Their report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GSI Commerce, Inc.
King of Prussia, PA

We have audited the internal control over financial reporting of GSI Commerce, Inc. and subsidiaries (the “Company”) as of January 3, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at e-Dialog, Inc., which was acquired on February 13, 2008, and whose total assets and net revenues constitute 4% and 5%, respectively, of the consolidated financial statement amounts as of and for the fiscal year ended January 3, 2009. Accordingly, our audit did not include the internal control over financial reporting at e-Dialog, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended January 3, 2009 of the Company and our report dated March 12, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 12, 2009

ITEM 9B:	OTHER INFORMATION.

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information concerning our directors is incorporated by reference to our 2009 Proxy Statement including but not necessarily limited to the sections of the 2009 Proxy Statement entitled “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Information concerning our executive officers is included in Item 4.1, Executive Officers of the Registrant, Part I, of this Annual Report on Form 10-K.

We have adopted a Finance Code of Professional Conduct that applies to all of our Finance organization employees and our Chief Executive Officer and Chief Financial Officer. The code is available on our corporate Web site located at www.gsicommerce.com. We intend to satisfy the disclosure requirements under Item 5.05 on Form 8-K regarding an amendment to, or waiver from, a provision of its Finance Code of Professional Conduct by posting such information on our website at the location specified above.

ITEM 11:	EXECUTIVE COMPENSATION.

This information is incorporated by reference to our 2009 Proxy Statement including but not necessarily limited to the section of the 2009 Proxy Statement entitled “Executive Compensation” and “Certain Relationships and Related Transactions — Compensation Committee Interlocks and Insider Participation.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This information is incorporated by reference to our 2009 Proxy Statement including but not necessarily limited to the section of the 2009 Proxy Statement entitled “Beneficial Ownership of Common Stock” and “Executive Compensation.”

Equity Compensation Plan Information as of the End of Fiscal 2008

The following table sets forth information regarding our existing equity compensation plans as of the end of fiscal 2008.

			Number of Securities
	Number of Securities		Remaining Available for
	to be Issued	Weighted-Average	Future Issuance Under
	upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Listed in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by stockholders(1)	7,822,035	$9.90	2,841,284
Equity compensation plans not approved by stockholders(2)	215,100	$2.72	—

Total	8,037,135	$9.54	2,841,284

(1)	These plans are the 1996 Equity Incentive Plan and the 2005 Equity Incentive Plan (the “Plans”). The 2005 Equity Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, stock purchase awards, stock bonus awards, stock unit awards, and other forms of equity compensation. We have issued stock options, restricted stock units and restricted stock awards under these Plans. These stock options generally expire 10 years from the date of grant. The stock options, restricted stock units and restricted stock awards generally vest over four years, although some restricted stock units and restricted stock awards vest in less than four years. Upon the occurrence of a change in control, certain awards will immediately become exercisable in full. The weighted average exercise price in the table above does not take these restricted stock units and restricted stock awards into account. No future awards will be granted pursuant to the 1996 Equity Incentive Plan.

(2)	Included are warrants to purchase our Common Stock to consultants, advisors, clients and investors. The Board of Directors approved these grants in 1999 through 2001, although some of these warrant grants relate to earlier periods. These warrants generally expire no less than five years and no more than 15 years from the date of grant. The exercise prices for these warrants range from $2.50 to $7.63.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information is incorporated by reference to our 2009 Proxy Statement including but not necessarily limited to the section of the 2009 Proxy Statement entitled “Certain Relationships and Related Transactions” and “Board, Committees and Attendance at Meetings of the Board and Committees.”

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES.

This information is incorporated by reference to our 2009 Proxy Statement including but not necessarily limited to the section of the 2009 Proxy Statement entitled “Independent Registered Public Accounting Firm Fees.”

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	1. CONSOLIDATED FINANCIAL STATEMENTS

2.	FINANCIAL STATEMENT SCHEDULE

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to
	Beginning	Costs and		Balance at
	of Year	Expenses	Deductions*	End of Year
	(In thousands)

Allowance for Doubtful Accounts:
Fiscal Year 2006	$727	$2,456	$(2,105)	$1,078
Fiscal Year 2007	$1,078	$3,341	$(2,586)	$1,833
Fiscal Year 2008	$1,833	$5,475	$(4,561)	$2,747

*	Deductions include write-offs

	Balance at	Charged	Charged
	Beginning	(Credited) to	(Credited) to	Balance at
	of Year	Expense	Goodwill	End of Year
	(In thousands)

Valuation Allowance for Deferred Tax Assets:
Fiscal Year 2006	$162,576	$(47,195)	$—	$115,381
Fiscal Year 2007	$115,381	$(1,846)	$7,882	$121,417
Fiscal Year 2008	$121,417	$2,463	$(389)	$123,491

All other schedules have been omitted since the required information is included in the financial statements or the notes thereto or is not applicable or required.

3.	EXHIBITS

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated as of August 16, 2007 among GSI Commerce, Inc., Blue Route, Inc., Accretive Commerce, Inc. and certain of the principal stakeholders of Accretive Commerce, Inc. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on August 17, 2007 and incorporated herein by reference)
2.2	Agreement and Plan of Merger, dated as of January 23, 2008, by and among GSI Commerce, Inc., Dolphin Acquisition Corporation, E-Dialog, Inc. and One Liberty Ventures 2000, L.P. (as Stockholders’ Representative) (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on January 29, 2008 and incorporated herein by reference)†
3.1	Amended and Restated Certificate of Incorporation of Global Sports, Inc. (filed as Appendix B to GSI Commerce, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 27, 2001 and incorporated herein by reference)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Global Sports, Inc. (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 and incorporated herein by reference)
3.3	Amended and Restated Bylaws GSI Commerce, Inc. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on November 12, 2008 and incorporated herein by reference)
3.4	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on April 3, 2006 and incorporated herein by reference)
4.1	Form of Investor Warrant (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference)
4.2	Form of Partner Warrant (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference)
4.3	Specimen Common Stock Certificate (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the Quarter ended June 29, 2002 and incorporated herein by reference)
4.4	Registration Rights Agreement, dated July 31, 1995, by and between Global Sports, Inc. and MR Acquisitions, Inc. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on July 31, 1995 and incorporated herein by reference)
4.5	Second Amended and Restated Registration Rights Agreement, dated as of September 13, 2000, by and between Global Sports, Inc., Interactive Technology Holdings, LLC, SOFTBANK Capital Advisors Fund LP and TMCT Ventures, L.P. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on September 13, 2000 and incorporated herein by reference)
4.6	Second Amendment to Second Amended and Restated Registration Rights Agreement, dated as of July 20, 2001, among Global Sports, Inc., SOFTBANK Capital Partners LP, SOFTBANK Capital Advisors Fund LP, Rustic Canyon Ventures, LP (f/k/a TMCT Ventures, LP) and Interactive Technology Holdings, LLC (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on August 27, 2001 and incorporated herein by reference)
4.7	Third Amendment to Second Amended and Restated Registration Rights Agreement, dated as of July 25, 2003, among Global Sports, Inc. (n/k/a GSI Commerce, Inc.), SOFTBANK Capital Partners LP, SOFTBANK Capital Advisors Fund LP, Rustic Canyon Ventures, LP (f/k/a TMCT Ventures, LP) and Interactive Technology Holdings, Inc. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K on July 29, 2003 and incorporated herein by reference)
4.8	Fourth Amendment to Second Amended and Restated Registration Rights Agreement, dated as of June 26, 2004, among Global Sports, Inc. (n/k/a GSI Commerce, Inc.), SOFTBANK Capital Partners LP, SOFTBANK Capital Advisors Fund LP, Rustic Canyon Ventures, LP (f/k/a TMCT Ventures, LP) and Interactive Technology Holdings, Inc. (filed with GSI Commerce, Inc.’s Annual Report Form 10-K filed on March 17, 2005 and incorporated herein by reference)
4.9	Rights Agreement, dated as of April 3, 2006, between GSI Commerce, Inc. and American Stock Transfer & Trust Company, as Rights Agent, including all exhibits thereto (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on April 3, 2006 and incorporated herein by reference)

Exhibit
Number		Description

4.10		Indenture dated as of June 1, 2005 by and between GSI Commerce, Inc. and JPMorgan Chase Bank, N.A. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K dated June 1, 2005 and incorporated herein by reference)
4.11		Form of 3% Convertible Note due 2025 (filed as Exhibit A to Exhibit 4.1 of GSI Commerce, Inc.’s Current Report on Form 8-K dated June 1, 2005 and incorporated herein by reference)
4.12		Form of 2.50% Convertible Senior Note due 2027 (filed with GSI Commerce, Inc.’s Current Report on Form 8-K dated July 5, 2007 and incorporated herein by reference)
4.13		Indenture dated as of July 2, 2007 between the Company and The Bank of New York, as trustee (filed with GSI Commerce, Inc.’s Current Report on Form 8-K dated July 5, 2007 and incorporated herein by reference)
4.14		Registration Rights Agreement dated as of July 2, 2007 between the Company and the initial purchaser named therein (filed with GSI Commerce, Inc.’s Current Report on Form 8-K dated July 5, 2007 and incorporated herein by reference)
10	.1+	GSI Commerce, Inc.’s 1996 Equity Incentive Plan, amended and restated as of March 5, 2008 (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 and incorporated herein by reference)
10	.2+	GSI Commerce, Inc.’s 2005 Equity Incentive Plan as amended (filed as Appendix A to GSI Commerce, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the Securities Exchange Commission on April 25, 2008 and incorporated herein by reference)
10	.3+	Leadership Team Deferral Plan, as amended and restated effective March 5, 2008 (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 and incorporated herein by reference)
10	.4+	Employment Agreement, dated August 23, 2006, by and between GSI Commerce, Inc. and Michael G. Rubin (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on August 29, 2006 and incorporated herein by reference)
10	.5+	Michael Rubin Form of PRSU Agreement (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on August 29, 2006 and incorporated herein by reference)
10.6		Stock Purchase Agreement dated June 10, 1999, by and between Global Sports, Inc., a Delaware corporation, and SOFTBANK America Inc., a Delaware corporation (filed with GSI Commerce, Inc.’s Form 8-K on June 21, 1999 and incorporated herein by reference)
10.7		Stock and Warrant Purchase Agreement, dated as of September 13, 2000, by and between Global Sports, Inc. and Interactive Technology Holdings, LLC (filed with GSI Commerce, Inc.’s Form 8-K on September 20, 2000 and incorporated herein by reference)
10	.8+	Stock Purchase Agreement, dated as of July 20, 2001, by and among Global Sports, Inc., Michael G. Rubin and Interactive Technology Holdings, LLC (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on August 27, 2001 and incorporated herein by reference)
10.9		Amendment to Stock and Warrant Purchase Agreement, dated as of April 27, 2000, by and among Global Sports, Inc. (n/k/a GSI Commerce, Inc.), and TMCT Ventures, L.P. (n/k/a Rustic Canyon Ventures, LP, dated as of June 26, 2004 (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K filed on March 17, 2005 and incorporated herein by reference)
10.10		Letter Agreement, dated as of July 20, 2001, among Global Sports, Inc., Interactive Technology Holdings, LLC, SOFTBANK Capital Partners LP and SOFTBANK Capital Advisors Fund LP (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on August 27, 2001 and incorporated herein by reference)
10.11		Stock and Warrant Exchange Agreement, dated as of July 25, 2003, by and between GSI Commerce, Inc. and Interactive Technology Holdings, LLC (filed with GSI Commerce, Inc.’s Current Report on Form 8-K on July 29, 2003 and incorporated herein by reference)
10.12		Promissory Note from 935 HQ Associates, LLC to CIBC Inc. dated June 9, 2004 (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004 and incorporated herein by reference)

Exhibit
Number		Description

10.13		Mortgage, Assignment of Leases and Rents and Security Agreement from 935 HQ Associates, LLC in favor of CIBC Inc. dated as of June 9, 2004 (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004 and incorporated herein by reference)
10	.14+	Offer Letter, dated January 31, 2005, between GSI Commerce, Inc. and Stephen J. Gold (filed with GSI Commerce, Inc.’s Current Report on Form 8-K on February 2, 2005 and incorporated herein by reference)
10	.15+	Form of Change in Control Agreement (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on August 7, 2006 and incorporated herein by reference)
10	.16+	Form of Deferred Stock Award Under the 1996 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on March 11, 2005 and incorporated herein by reference)
10	.17+	Form of Restricted Stock Award Grant Notice (Basic) Under the GSI Commerce, Inc. 2005 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K filed on March 15, 2006 and incorporated herein by reference)
10	.18+	Form of Restricted Stock Award Grant Notice (Alternate) Under the GSI Commerce, Inc. 2005 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K filed on March 15, 2006 and incorporated herein by reference)
10	.19+	Form of Restricted Stock Unit Grant Notice (Basic) Under the GSI Commerce, Inc. 2005 Equity Incentive Plan
10	.20+	Form of Restricted Stock Unit Grant Notice Issued to Directors Under the 2005 Equity Incentive Plan (Annual Award)
10	.21+	Form of Restricted Stock Unit Grant Notice Issued to Directors Under the 2005 Equity Incentive Plan (Initial Election Award)
10	.22+	Stock Option Grant Notice (Basic) Under the 2005 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K filed on March 15, 2006 and incorporated herein by reference)
10	.23+	Stock Option Grant Notice (Alternate) Under the 2005 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K filed on March 15, 2006 and incorporated herein by reference)
10	.24+	Stock Option Grant Notice Issued to Directors Under the 2005 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K filed on March 15, 2006 and incorporated herein by reference)
10.25		Stock Purchase Agreement, dated as of April 27, 2000, between SOFTBANK Capital Partners LP, a Delaware limited partnership and SOFTBANK Capital Advisors Fund LP, a Delaware limited partnership and Global Sports, Inc., a Delaware corporation. (filed as Exhibit I of Amendment No. 1 to the Statement on Schedule 13D filed by SOFTBANK Capital Partners LP, a Delaware limited partnership, SOFTBANK Capital Partners LLC, a Delaware limited liability company, SOFTBANK Capital Partners Investment Inc., a Delaware corporation, Ronald D. Fisher, Charles R. Lax, SOFTBANK Holdings Inc., a Delaware corporation, SOFTBANK Corp., a Japanese corporation and Masayoshi Son on May 1, 2000 with respect GSI Commerce, Inc. and incorporated herein by reference).
10.26		Stock and Warrant Purchase Agreement, dated as of April 27, 2000 between Global Sports, Inc. and TMCT Ventures, L.P. (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K filed on March 17, 2005 and incorporated herein by reference)
10.27		Agreement dated December 20, 2005 between Interactive Commerce Partners LLC and GSI Commerce, Inc. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on March 9, 2006 and incorporated herein by reference)
10.28		Purchase Agreement dated June 27, 2007 between Goldman, Sachs & Co. and GSI Commerce, Inc. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K dated July 5, 2007 and incorporated herein by reference)
10.29		Credit Agreement, dated as of January 11, 2008, by and among GSI Commerce Solutions, Inc., the Guarantors named therein, the Lenders named therein, PNC Bank, National Association, as administrative agent, and Bank of America, N.A., as syndication agent (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on January 17, 2008 and incorporated herein by reference)

Exhibit
Number		Description

10	.30+	Offer Letter, dated March 26, 2007, between GSI Commerce, Inc. and Scott Hardy. (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 and incorporated herein by reference)
10	.31+	GSI Commerce, Inc. Leadership Team Incentive Plan (filed as from Appendix B to GSI Commerce, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the Securities Exchange Commission on April 25, 2008 and incorporated herein by reference)
10	.32+	Michael Rubin Form of Restricted Stock Unit Agreement
10	.33+	Amendment 2008-1 to the Employment Agreement between GSI Commerce, Inc. and Michael G. Rubin, dated as of December 30, 2008
12.1		Statement Regarding Computation of Ratios of Earnings to Fixed Charges
21.1		List of Subsidiaries
23.1		Consent of Deloitte & Touche LLP
24.1		Power of Attorney, incorporated by reference to the signature page of this Annual Report on Form 10-K
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory plan or arrangement

†	Confidential treatment has been requested for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf on the date indicated by the undersigned thereunto duly authorized.

Date: March 16, 2009

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

Signature	Title(s)	Date

/s/ Michael G. Rubin Michael G. Rubin	Chairman, President and Chief Executive Officer (principal executive officer)	March 16, 2009

/s/ Michael R. Conn Michael R. Conn	Executive Vice President, Finance and Chief Financial Officer (principal financial officer and principal accounting officer)	March 16, 2009

/s/ M. Jeffrey Branman M. Jeffrey Branman	Director	March 16, 2009

/s/ Michael Donahue Michael Donahue	Director	March 16, 2009

/s/ Ronald D. Fisher Ronald D. Fisher	Director	March 16, 2009

/s/ John A. Hunter John A. Hunter	Director	March 16, 2009

Signature	Title(s)	Date

/s/ Mark S. Menell Mark S. Menell	Director	March 16, 2009

/s/ Jeffrey F. Rayport Jeffrey F. Rayport	Director	March 16, 2009

/s/ Lawrence S. Smith Lawrence S. Smith	Director	March 16, 2009

/s/ Andrea M. Weiss Andrea M. Weiss	Director	March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GSI Commerce, Inc.
King of Prussia, PA

We have audited the accompanying consolidated balance sheets of GSI Commerce, Inc. and subsidiaries (the “Company”) as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 3, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GSI Commerce, Inc. and subsidiaries as of January 3, 2009 and December 29, 2007, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 3, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 3, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 12, 2009

GSI COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 29,	January 3,
	2007	2009
	(In thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$231,511	$130,315
Accounts receivable, net of allowance of $1,833 and $2,747	64,285	78,544
Inventory	47,293	42,856
Deferred tax assets	14,114	18,125
Prepaid expenses and other current assets	12,459	11,229

Total current assets	369,662	281,069
Property and equipment, net	156,774	164,833
Goodwill	82,757	194,996
Intangible assets, net of accumulated amortization of $4,972 and $18,340	16,476	46,663
Long-term deferred tax assets	45,234	28,862
Other assets, net of accumulated amortization of $14,545 and $17,484	22,737	18,473

Total assets	$693,640	$734,896

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,667	$98,100
Accrued expenses	98,179	116,747
Deferred revenue	17,588	20,397
Current portion of long-term debt	2,406	4,887

Total current liabilities	203,840	240,131
Convertible notes	207,500	207,500
Long-term debt	27,245	32,609
Deferred revenue and other long-term liabilities	5,634	6,838

Total liabilities	444,219	487,078
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding as of December 29, 2007 and January 3, 2009	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 46,847,919 and 47,630,824 shares issued as of December 29, 2007 and January 3, 2009 respectively; 46,847,716 and 47,630,621 shares outstanding as of December 29, 2007 and January 3, 2009, respectively	468	476
Additional paid in capital	366,400	383,883
Accumulated other comprehensive loss	(156)	(2,327)
Accumulated deficit	(117,291)	(134,214)

Total stockholders’ equity	249,421	247,818

Total liabilities and stockholders’ equity	$693,640	$734,896

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	December 30,	December 29,	January 3,
	2006	2007	2009
	(In thousands, except per share data)

Revenues:
Net revenues from product sales	$461,183	$512,194	$577,073
Service fee revenues	148,370	237,763	389,853

Net revenues	609,553	749,957	966,926
Costs and expenses:
Cost of revenues from product sales	331,253	356,541	405,254
Marketing	48,659	64,573	70,282
Account management and operations, inclusive of $3,654 $3,101 and $7,109 of stock-based compensation	117,260	177,333	259,929
Product development, inclusive of $936, $1,615 and $3,898 of stock-based compensation	45,375	65,898	103,988
General and administrative, inclusive of $2,988, $3,703 and $7,148 of stock-based compensation	36,062	43,333	68,332
Depreciation and amortization	21,297	37,337	68,153

Total costs and expenses	599,906	745,015	975,938

Income (loss) from operations	9,647	4,942	(9,012)
Other (income) expense:
Interest expense	3,107	6,016	9,826
Interest income	(6,075)	(9,270)	(1,772)
Other expense	37	237	1,562
Loss on sale of marketable securities	2,873	5,007	—
Impairment of equity investments	—	—	1,665

Total other (income) expense	(58)	1,990	11,281

Income (loss) before income taxes	9,705	2,952	(20,293)
Benefit for income taxes	(43,728)	(87)	(3,370)

Net income (loss) before cumulative effect of change in accounting principle	53,433	3,039	(16,923)
Cumulative effect of change in accounting principle	268	—	—
Net income (loss)	$53,701	$3,039	$(16,923)

Basic earnings (loss) per share:
Prior to cumulative effect of change in accounting principle	$1.18	$0.07	$(0.36)
Cumulative effect of change in accounting principle	0.01	—	—
Earnings (loss) per share- basic	$1.19	$0.07	$(0.36)

Diluted earnings (loss) per share:
Prior to cumulative effect of change in accounting principle	$1.09	$0.06	$(0.36)
Cumulative effect of change in accounting principle	0.01	—	—
Earnings (loss) per share- diluted	$1.10	$0.06	$(0.36)

Weighted average shares outstanding — basic	45,174	46,433	47,347

Weighted average shares outstanding — diluted	50,624	48,739	47,347

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other
	Common Stock		Paid in	Accumulated	Comprehensive	Comprehensive
	Shares	Dollars	Capital	Deficit	(Loss) Income	Loss	Total
	(In thousands)

Consolidated balance at December 31, 2005	44,469	$445	$329,103	$(174,031)		$(2,344)	$153,173
Net income				53,701	53,701		53,701
Net unrealized gain on available- for-sale securities, net of tax					388	388	388
Unrealized loss on investment in Odimo recorded at fair value, net of tax (See Note 3)					(860)	(860)	(860)
Add: Reclassification adjustment for losses realized in net income					2,730	2,730	2,730
Cumulative translation adjustment, net of tax					(11)	(11)	(11)

Comprehensive income					$55,948

Stock-based compensation expense			4,951				4,951
Common stock issued to finance acquisition	83	1	1,299				1,300
Issuance of common stock and warrants upon exercise of options	1,246	12	10,154				10,166
Issuance of stock awards upon vesting	81		(242)				(242)
Tax benefit in connection with exercise of stock options and awards			2,679				2,679
Cumulative effect of change in accounting principle			(268)				(268)

Consolidated balance at December 30, 2006	45,879	$458	$347,676	$(120,330)		$(97)	$227,707
Net income				3,039	3,039		3,039
Net unrealized gain on available- for-sale securities, net of tax					11	11	11
Add: Reclassification adjustment for losses realized in net income					80	80	80
Cumulative translation adjustment, net of tax					(150)	(150)	(150)

Comprehensive income					$2,980

Stock-based compensation expense			7,405				7,405
Issuance of common stock and warrants upon exercise of options	805	8	8,072				8,080
Issuance of stock awards upon vesting	164	2	(2)				—
Share-based awards retained for taxes			(1,288)				(1,288)
Tax benefit in connection with exercise of stock options and awards			4,537				4,537

Consolidated balance at December 29, 2007	46,848	$468	$366,400	$(117,291)		$(156)	$249,421
Net loss				(16,923)	(16,923)		(16,923)
Cumulative translation adjustment, net of tax					(2,171)	(2,171)	(2,171)

Comprehensive loss					$(19,094)

Stock-based compensation expense			17,247				17,247
Issuance of common stock and warrants upon exercise of options	128	1	1,384				1,385
Issuance of stock awards upon vesting	655	7	(7)				—
Share-based awards retained for taxes			(222)				(222)
Tax deficit in connection with exercise of stock options and awards			(919)				(919)

Consolidated balance at January 3, 2009	47,631	$476	$383,883	$(134,214)		$(2,327)	$247,818

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	December 30,	December 29,	January 3,
	2006	2007	2009
	(In thousands)

Cash Flows from Operating Activities:
Net income (loss)	$53,701	$3,039	$(16,923)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	20,821	32,763	54,557
Amortization	476	4,574	13,596
Stock-based compensation	7,578	8,419	18,155
Foreign currency transaction losses	—	—	1,571
Loss on sale of marketable securities	2,873	5,007	—
Impairment of equity investments	—	—	1,665
Loss (gain) on disposal of equipment	329	34	(354)
Deferred income taxes	(44,404)	(505)	(3,507)
Cumulative effect of change in accounting principle	(268)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(14,280)	(7,005)	(8,130)
Inventory	(12,204)	(471)	4,437
Prepaid expenses and other current assets	(3,272)	(2,265)	2,142
Other assets, net	(2,256)	1,106	2,171
Accounts payable and accrued expenses and other	48,377	7,633	23,513
Deferred revenue	8,606	5,805	3,076

Net cash provided by operating activities	66,077	58,134	95,969
Cash Flows from Investing Activities:
Payments for acquisitions of businesses, net of cash acquired	(5,849)	(100,574)	(145,001)
Cash paid for property and equipment, including internal use software	(42,621)	(54,196)	(57,180)
Proceeds from government grant related to corporate headquarters	3,000	—	—
Proceeds from disposition of assets	—	—	1,500
Funding of restricted cash escrow funds	(1,052)	—	—
Other deferred cost	95	—	—
Cash paid for equity investments	(2,435)	(3,083)	—
Purchases of marketable securities	(226,968)	(263,688)	—
Sales of marketable securities	222,685	371,264	—

Net cash used in investing activities	(53,145)	(50,277)	(200,681)
Cash Flows from Financing Activities:
Proceeds from convertible notes	—	150,000	—
Borrowings on revolving credit loan	—	—	70,000
Repayments on revolving credit loan	—	—	(70,000)
Proceeds from capital lease financing	—	—	7,901
Proceeds from long-term borrowing	343	—	—
Debt issuance costs paid	—	(5,042)	(561)
Repayments of capital lease obligations	(469)	(935)	(3,032)
Repayments of mortgage note	(170)	(182)	(195)
Excess tax benefit in connection with exercise of stock options and awards	145	359	14
Proceeds from exercise of common stock options and warrants	10,166	8,080	1,385

Net cash provided by financing activities	10,015	152,280	5,512
Effect of exchange rate changes on cash and cash equivalents	74	(8)	(1,996)

Net increase (decrease) in cash and cash equivalents	23,021	160,129	(101,196)
Cash and cash equivalents, beginning of period	48,361	71,382	231,511

Cash and cash equivalents, end of period	$71,382	$231,511	$130,315

Supplemental Cash Flow Information
Cash paid during the period for interest	$3,182	$5,622	$9,798
Cash paid during the period for income taxes	—	564	699
Noncash Investing and Financing Activities:
Accrual for purchases of property and equipment	1,619	2,943	3,712
Equipment financed under capital lease	—	15,562	2,497
Common stock issued to finance acquisition	1,300	—	—

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

NOTE 1 —	DESCRIPTION OF BUSINESS

GSI Commerce, Inc. (“GSI” or the “Company”), a Delaware corporation, is a leading provider of e-commerce and interactive marketing services to large businesses that sell products directly to consumers (b2c). The Company has two reportable segments — e-commerce services and interactive marketing services. Through the Company’s e-commerce services, it delivers customized solutions to its clients through an integrated e-commerce platform, which is comprised of three components: technology, fulfillment and customer care. The Company offers each of the platform’s components on a modular basis, or as part of an integrated, end-to-end solution. Through the Company’s interactive marketing services, it offers online marketing and advertising, user experience and design, studio and e-mail marketing services.

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summarize the Company’s significant accounting policies:

Fiscal Year:  The Company’s fiscal year ends on the Saturday closest to December 31. The fiscal year is named for the calendar year ending on that December 31. Fiscal 2006 and 2007 each included 52 weeks, and fiscal 2008 included 53 weeks.

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

Fair Values:  The carrying amount of cash and cash equivalents, trade receivables and trade payables approximates their fair values due to their short-term maturity. See Note 3, Fair Value of Financial Instruments, for information related to the fair value of the Company’s financial instruments.

Reclassifications:  The Company replaced the sales and marketing line item in its Consolidated Statements of Operations with two separate line items: (i) marketing and (ii) account management and operations. Marketing expenses include client revenue share expenses, net advertising and promotional expenses, subsidized shipping and handling expenses, and catalog expenses. These costs are derived from the Company’s e-commerce services segment. The remaining expenses that were formerly included in sales and marketing are now included within account management and operations. Account management and operations expenses include fulfillment costs, customer care costs, credit card fees, and payroll related to the buying, business management and marketing functions of the Company. This change was made to enable investors to analyze the Company’s expenses in a manner consistent with how the business is viewed internally and managed. The Company conformed this presentation for all periods presented.

In addition, to maintain consistency and comparability, the Company reclassified to other assets, net, $6,202 as of December 29, 2007, which was previously reported in equity investments on its Consolidated Balance Sheets to conform to the current period presentation.

These reclassifications had no effect on the Company’s previously reported net income (loss) or stockholders’ equity.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

Cash and Cash Equivalents:  Cash primarily consists of bank deposits. Cash equivalents primarily consist of money market mutual funds. All investments with an original maturity of three months or less are considered cash equivalents.

Inventory:  Inventory, primarily consisting of sporting goods and consumer electronics, is valued at the lower of cost (determined using the weighted average method) or market. Inherent in this valuation are significant management judgments and estimates, including among others, assessments concerning obsolescence and shrinkage rates. Based upon these judgments and estimates, which are applied consistently from period to period, the Company records a valuation adjustment to adjust the carrying amount of its inventory.

The Company’s obsolescence reserve represents the excess of the carrying value over the amount it expects to realize from the ultimate sale or other disposal of the inventory. The obsolescence reserve establishes a new cost basis for the Company’s inventory. Subsequent changes in facts or circumstances do not result in the reversal of previously recorded reserves or an increase in that newly established cost basis.

The Company’s shrinkage loss reserve represents estimated physical inventory losses (e.g., theft or damages) that have occurred since the last inventory count date. Inventory counts are taken on a regular basis to ensure that the inventory reported in the Company’s consolidated financial statements are accurately stated. During the interim period between inventory counts, the Company reserves for anticipated physical inventory losses.

The Company also provides fulfillment-related services for certain of its clients in which its clients maintain ownership of the related products. As such, the related inventory is not reported in the Company’s Consolidated Balance Sheets.

Property and Equipment:  Property and equipment are stated at cost, net of accumulated depreciation or amortization. In accordance with the American Institute of Certified Public Accountant’s Accounting Standards Executive Committee’s Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” (“SOP 98-1”) the Company capitalizes costs incurred during the application development stage related to the development of internal-use software and amortizes these costs over the estimated useful life of four years. Depreciation or amortization is provided using the straight-line method over the estimated useful lives of the assets, which are:

•	Three years for office equipment;

•	Three to four years for computer hardware and software including internal use software;

•	Seven years for furniture and fulfillment center equipment;

•	The lesser of fifteen years or lease term for leasehold improvements;

•	Fifteen years for building improvements; and

•	Thirty years for buildings.

Expenditures for maintenance and repairs are expensed as incurred. Major renewals or replacements that substantially extend the useful life of an asset are capitalized.

Goodwill and Other Intangible Assets:  Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to tangible and intangible assets acquired less liabilities assumed. The determination of the fair value of the intangible assets acquired involves certain judgments and estimates. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital.

The Company does not amortize goodwill or indefinite-lived intangible assets but performs tests for impairment annually, or when indications of potential impairment exist, utilizing a fair value approach at the

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

reporting unit level. The Company determines fair value using widely accepted valuation techniques, including the income approach which estimates the fair value of its reporting units based on the future discounted cash flows, and the market approach which estimates the fair value of its reporting units based on comparable market prices. In testing for a potential impairment of goodwill, the Company estimates the fair value of its reporting units to which goodwill relates and determines the carrying value (book value) of the assets and liabilities related to those businesses.

In the fourth quarter of fiscal 2008, the Company completed its annual impairment testing of goodwill and indefinite-lived intangible assets and determined there was no impairment.

The Company amortizes other intangible assets with determinable lives over their estimated useful lives. The Company records an impairment charge on these assets when it determines that their carrying value may not be recoverable. The carrying value is not recoverable if it exceeds the undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When there is existence of one or more indicators of impairment, the Company measures any impairment of intangible assets based on a projected discounted cash flow method using a discount rate determined by the Company’s management to be commensurate with the risk inherent in its business model. The Company’s estimates of future cash flows attributable to its other intangible assets require significant judgment based on the Company’s historical and anticipated results and are subject to many factors.

See Note 5, Goodwill and Other Intangible Assets, for more information about goodwill and other intangible assets.

Long-Lived Assets:  The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists when the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the asset’s carrying value. If an impairment exists, an impairment loss is recognized for the difference between the asset’s carrying value and its estimated fair value. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value based on quoted market prices or other valuation techniques.

Other Assets, Net:  Other assets, net consists primarily of the debt issuance costs related to the June 2005 and July 2007 subordinated convertible debt offerings, equity investments, deferred client revenue share charges, and prepaid revenue share payments.

The debt issuance costs related to the June 2005 and July 2007 offerings of $207,500 aggregate subordinated convertible notes had a cost of $7,679 and a net book value of $4,733 as of January 3, 2009, and had a cost of $7,631 and a net book value of $5,933 as of December 29, 2007. Effective for the first quarter of fiscal 2009, the Company will adopt Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP APB 14-1”), and amortize issuance costs using the effective interest method over a weighted average amortization period of 4.8 years. See New Accounting Pronouncements later in Note 2 for additional details of FSP APB 14-1. Total amortization related to the issuance costs, which is reflected as a portion of interest expense, was $1,248 for fiscal 2008, $878 for fiscal 2007 and $518 for fiscal 2006.

Equity investments were $5,374 as of January 3, 2009 and $6,202 as of December 29, 2007. The Company accounts for its equity investments using the cost method in accordance with Accounting Principles Board Opinion 18, “The Equity Method of Accounting for Investments in Debt and Equity Securities.” In accordance with Financial Accounting Standards Board Staff Position FAS 115-1/124-1: “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the Company monitors its investments periodically to evaluate whether any changes in fair value become other-than-temporary. Based on the financial information and general market conditions of one of its investments, the Company determined it had an impairment that was other-than-temporary. The Company recognized a $1,665 impairment loss on its equity investment in the fourth quarter of

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

fiscal 2008 that is recorded in a separate line item in other (income) expense in the Consolidated Statements of Operations.

Deferred client revenue share charges, resulting from one client’s exercise of a right to receive 1,600 shares of the Company’s common stock in lieu of future cash client revenue share payments, were $2,323 as of January 3, 2009 and $3,337 as of December 29, 2007. Client revenue share charges are related to the exercise of common stock and are being amortized on a straight-line basis over the remaining term of the contract. Stock-based compensation expense related to the amortization of deferred client revenue share charges was $1,014 for fiscal 2008, $1,014 for fiscal 2007 and $2,627 for fiscal 2006, and is reflected within marketing expenses in the Consolidated Statements of Operations.

The total prepaid revenue share payments included in other assets were $1,354 as of January 3, 2009 and $1,771 as of December 29, 2007 and are being amortized on a straight-line basis over the remaining terms of the contracts within marketing expenses in the Consolidated Statements of Operations.

Accrued Expenses:  Accrued expenses include $55,573 of amounts payable to the Company’s clients, accrued payroll of $15,931, and marketing accruals of $12,368 as of the end of fiscal 2008. No other individual balance was greater than 5% of total current liabilities as of January 3, 2009.

Accrued expenses include $43,825 of amounts payable to the Company’s clients as of the end of fiscal 2007. No other individual balance was greater than 5% of total current liabilities as of December 29, 2007.

Revenue Recognition:  The Company recognizes revenues in accordance with Staff Accounting Bulletin 104, “Revenue Recognition.” Revenue is recognized when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectability is reasonably assured.

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

Net Revenues from Product Sales:  The Company recognizes revenue from product sales, which includes shipping revenue for all clients that it provides fulfillment services, upon shipment of products to customers, net of estimated returns based on historical experience and current trends. The Company recognizes revenue from shipping when products are shipped and title and significant risks of ownership passes to the customer. The majority of product sales are shipped from the Company’s fulfillment centers. The Company also relies upon certain vendors to ship products directly to customers on its behalf. The Company acts as principal in these transactions, as orders are initiated directly through the e-commerce businesses that it operates, because the Company has inventory risk, establishes selling prices, takes title to the goods at the shipping point and has the economic risk related to collection, customer care and returns.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

The Company pays a percentage of the revenues generated from product sales through the e-commerce businesses that it operates to its respective clients in exchange for the rights to use their brand names and the promotions and advertising that its clients agree to provide. The Company refers to these payments as client revenue share expenses. The Company has considered the revenue reduction provisions addressed in EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”), and believes that the payment of client revenue share expense to its clients should not result in any reduction of revenues. EITF 01-09 addresses consideration paid to parties along a distribution chain. The Company purchases merchandise from its vendors, at its discretion, and is responsible for paying those vendors. The amounts purchased and the prices paid to the Company’s vendors are not in any way impacted by the revenue share provisions of its agreements with its clients. Accordingly, the Company’s clients and its vendors are not linked in the distribution chain and it believes that the provisions of EITF 01-09 do not apply.

Service Fee Revenues:  Services fees are generated based on a client’s use of one or more of the Company’s e-commerce platform components or elements of those components, which include technology, fulfillment and customer care. Service fees are also generated from professional, technology and interactive marketing services. Service fees can be fixed or variable and are based on the activity performed, the value of merchandise sold, or the gross profit from a transaction. For transactions in which the Company is deemed to be the agent in accordance with EITF 99-19, the Company records service fee revenue based on the net fee retained.

The Company does not specifically record “cost of service fee revenues” as these costs are incurred by its service fee-based clients rather than by the Company. Operating expenses relating to service fee revenues consist primarily of personnel and other costs associated with the Company’s engineering, production and creative departments which are included in product development expense, as well as fulfillment costs and personnel and other costs associated with its marketing and customer care departments which are included in account management and operations expense in the Consolidated Statements of Operations.

For clients Web stores for which the Company owns the inventory and records revenue as product sales, it sells gift cards to its customers through its clients’ Web stores and through selected third parties. The Company recognizes income from gift cards when: (i) the gift card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote and the Company determines that it does not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions (“gift card breakage”). Based on historical redemption patterns, the likelihood of a gift card remaining unredeemed can be determined 24 months after the gift card is issued. At that time, the Company recognizes breakage income for those cards for which the likelihood of redemption is deemed to be remote and the Company does not have a legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdiction. Gift card breakage income is included in service fee revenues in the Company’s Consolidated Statements of Operations.

During the fourth quarter of fiscal 2008 the Company obtained sufficient historical redemption data for its gift card program to make a reasonable estimate of the ultimate redemption patterns and breakage rates. Fiscal 2008 was the first year in which the Company recognized gift card breakage income. The Company recognized $2,974 of gift card breakage income, of which $1,649 would have been recorded prior to fiscal 2008 had the Company began recognizing gift card breakage income prior to fiscal 2008.

The Company’s deferred revenue consists of sales of gift cards redeemable through its clients’ Web stores in which it records net revenues from product sales, as well as payments received for service fees in advance of the delivery of the Company’s service obligation. For service fees received in advance, revenue is recognized either over the service period or upon completion of the Company’s obligation.

Cost of Revenues from Product Sales:  Cost of revenues from product sales include the cost of products sold and inbound freight related to these products, as well as outbound shipping and handling costs, other than those related to promotional free shipping and subsidized shipping and handling which are included in marketing expense

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

in the Consolidated Statements of Operations. The Company does not record cost of service fee revenue because the Company is deemed to be an agent in accordance with EITF 99-19.

Vendor Allowances:  The Company has agreements to receive funds from certain of its vendors, including rebates and cooperative marketing reimbursements. The Company has agreements with vendors setting forth the specific conditions for each allowance or payment. In accordance with EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” vendor allowances are recorded as a reduction in the cost of the applicable vendor’s products and recognized in cost of revenues from product sales when the related product is sold unless the allowances represent reimbursement of a specific incremental and identifiable cost incurred to promote the vendor’s product. If the allowance represents a reimbursement of cost, it is recorded as an offset to the associated expense incurred. Any reimbursement greater than the costs incurred is recognized as a reduction in the cost of the product.

Marketing:  Marketing expenses include client revenue share charges, net advertising and promotional expenses incurred by the Company in operating its clients’ e-commerce businesses, subsidized shipping and handling costs and catalog costs.

Client revenue share charges are payments made to the Company’s clients in exchange for the use of their brand names, logos, the promotion of its clients’ URLs, Web stores and toll-free telephone numbers in clients’ marketing and communications materials, the implementation of programs to provide incentives to consumers to shop through the e-commerce businesses that the Company operates for its clients and other programs and services provided to the consumers of the e-commerce businesses that the Company operates for its clients, net of amounts reimbursed to the Company by its clients. Client revenue share is calculated as either a percentage of product sales or a guaranteed annual amount. Client revenue share charges were $41,796 for fiscal 2008, $35,297 for fiscal 2007 and $25,007 for fiscal 2006.

The Company expenses the cost of advertising, which includes online marketing fees, media, agency and production expenses, in accordance with SOP 93-7, “Reporting on Advertising Costs” (“SOP 93-7”). Advertising production costs are expensed the first time the advertisement runs. Online marketing fees and media (television, radio and print) placement costs are expensed in the month the advertising appears. Agency fees are expensed as incurred. Advertising and promotional expenses are net of amounts reimbursed to the Company by its clients. Advertising costs were $19,750 for fiscal 2008, $19,285 for fiscal 2007 and $19,175 for fiscal 2006.

The Company defines shipping and handling costs as only those costs incurred for a third-party shipper to transport products to consumers and these costs are included in cost of revenues from product sales to the extent the costs are less than or equal to shipping revenue. In some instances, shipping and handling costs exceed shipping charges to the consumer and are subsidized by the Company. Additionally, the Company selectively offers promotional free shipping whereby it ships merchandise to consumers free of all shipping and handling charges. The cost of promotional free shipping and subsidized shipping and handling was $4,009 for fiscal 2008, $5,908 for fiscal 2007 and $4,626 for fiscal 2006.

Catalog costs consist primarily of creative design, paper, printing, postage and mailing costs, which are capitalized and amortized over the expected future revenue stream, which is generally a period not exceeding six months. The Company accounts for catalog costs in accordance with SOP 93-7, which requires the amortization of capitalized advertising costs be based upon the ratio of actual revenues to the total of actual and estimated future revenues on an individual catalog basis. Deferred catalog costs included in prepaid expenses and other current assets were $613 for fiscal 2008 and $604 for fiscal 2007. Catalog costs were $5,222 for fiscal 2008, $4,263 for fiscal 2007 and $4,416 for fiscal 2006.

Account Management and Operations:  Account management and operations expenses include fulfillment costs, customer care costs, credit card fees, and payroll related to the buying, business management and marketing functions of the Company.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

The Company defines fulfillment costs as personnel, occupancy and other costs associated with its fulfillment centers, personnel and other costs associated with its logistical support and vendor operations departments and third-party warehouse and fulfillment services costs. Fulfillment costs were $100,131 for fiscal 2008, $72,624 for fiscal 2007 and $43,124 for fiscal 2006.

Product Development:  Product development expenses consist primarily of expenses associated with planning, maintaining and operating the technology platform on which the Company operates its clients’ e-commerce businesses, and payroll and related expenses for the Company’s engineering, production, creative and management information systems departments. Cost incurred to develop internal-use software are accounting for in accordance with SOP 98-1, as described in Property and Equipment, above. Costs incurred relating to planning and training or maintenance of internal-use software is expensed as incurred.

General and Administrative:  General and administrative expenses consist primarily of payroll and related expenses for executive, finance, human resources, legal, sales and administrative personnel, as well as bad debt expense and occupancy costs for the Company’s headquarters and other offices.

Foreign Currency Translation and Transactions:  The functional currency of the Company’s foreign operations is the applicable local currency. The functional currency is translated into U.S. dollars for balance sheet accounts using current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the period. The translation adjustments are recorded as a separate component of stockholders’ equity, captioned accumulated other comprehensive loss in the Consolidated Balance Sheets. Cumulative translation adjustments included in accumulated other comprehensive loss in the Consolidated Balance Sheets were $2,327 as of January 3, 2009 and $156 as of December 30, 2007. Losses resulting from transactions denominated in currencies other than the functional currencies were $1,571 for fiscal 2008, $329 for fiscal 2007 and $57 for fiscal 2006, are included in other expense, net in the Consolidated Statements of Operations.

Stock-Based Compensation:  Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective approach, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period during which awards are expected to vest. The fair value of restricted stock awards and restricted stock units is determined based on the number of shares granted and the quoted price of the Company’s common stock and the fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense on a straight-line basis over the requisite service period, net of estimated forfeitures. The estimation of the number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. During the fourth quarter of fiscal 2008, fiscal 2007 and fiscal 2006, the Company recalculated its projected forfeiture rate as it applies to stock-based compensation based on historical data. For fiscal 2008 the impact of the change in estimate for the change in forfeiture rate increased costs and expenses and increased net loss by $784, which increased both basic and diluted loss per share by $0.02 in the Company’s Consolidated Statement of Operations. For fiscal 2007 the impact of the change in estimate for the change in forfeiture rate increased costs and expenses and decreased net income by $495, which decreased both basic and diluted earnings per share by $0.01. For fiscal 2006 the impact of the change in estimate for the change in forfeiture rate increased costs and expenses and decreased net income by $258, which decreased diluted earnings per share by $0.01. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

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

See Note 10, Stock Awards, for more information about stock-based compensation.

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

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company determines it would be able to realize its deferred tax assets in the future in excess of their recorded amount, the Company would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

The Company does not provide for U.S. taxes on its undistributed earnings of foreign subsidiaries since it intends to invest such undistributed earnings indefinitely outside of the U.S. If such amounts were repatriated, the amount of U.S. income taxes would be immaterial.

In accordance with Financial Accounting Standards Board’s Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”), the Company recognizes a tax benefit from an uncertain tax position only if it is “more likely than not” that the position is sustainable upon examination, including resolutions of any related appeals or litigation processes, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. The liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash within 12 months of the reporting date. The Company records any estimated interest or penalties from the uncertain tax position as income tax expense. The Company adopted FIN 48 effective December 31, 2006, the first day of its fiscal 2007. As a result of the implementation of FIN 48, the Company recognized no increase in the liability for unrecognized tax benefits.

New Accounting Pronouncements:  In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, at least annually, until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and the Company adopted SFAS 157 for financial assets and liabilities on the first day of its fiscal 2008, with no material impact to its consolidated financial statements. The Company does not anticipate that the adoption of this statement for nonfinancial assets and liabilities will have a material impact on its consolidated financial statements. For additional information regarding the Company’s adoption of SFAS 157, see Note 3, Fair Value of Financial Instruments.

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

In December 2007, the FASB issued SFAS 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for an acquirer in a business combination on recognizing and measuring the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the entity acquired in its financial statements. In addition, SFAS 141(R) provides guidance on the recognition and measurement of goodwill acquired in the business combination or a gain from a bargain purchase as well as what information to disclose to enable users of the financial statements to evaluate the nature and financial impact of the business combination. SFAS 141(R) also requires recognition of assets and liabilities of noncontrolling interests acquired, fair value measurement of consideration and contingent consideration, expense recognition for transaction costs and certain integration costs, recognition of the fair value of contingencies, and adjustments to income tax expense for changes in an acquirer’s existing valuation allowances or uncertain tax positions that result from the business combination. SFAS 141(R) is effective for the Company as of January 4, 2009, and shall be applied prospectively.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes principles and requirements of treatment for the portion of equity in a subsidiary that is not attributable directly or indirectly to a parent. This is commonly known as a minority interest. The objective of SFAS 160 is to improve relevance, comparability, and transparency concerning ownership interests in subsidiaries held by parties other than the parent by providing disclosures that clearly identify between interests of the parent and interest of the noncontrolling owners and the related impacts on the consolidated statement of income and the consolidated statement of financial position. SFAS 160 also provides guidance on disclosures related to changes in the parent’s ownership interest and deconsolidation of a subsidiary. The provisions of SFAS 160 apply prospectively with presentation and disclosure requirements applied retrospectively to all periods presented. SFAS 160 is effective for the Company as of January 4, 2009. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company’s financial statements. SFAS 161 is effective for financial statements issued for the Company as of January 4, 2009. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, which changes the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-1 will require the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The Company’s $207,500 of subordinated convertible notes will be subject to the provisions of FSP APB 14-1 because under the notes the Company has the ability to elect cash settlement of the conversion value of the notes. The debt component of the notes will be recognized at the present value of the Company’s cash flows discounted using its nonconvertible debt borrowing rate. The equity component of the notes will be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The FSP will also require an accretion of the resultant debt discount over the expected life of the debt. The transition guidance requires retrospective application to all periods presented and does not grandfather existing instruments. FSP APB 14-1 is effective for the Company as of January 4, 2009. The adoption in the first quarter of fiscal 2009 will result in the following changes on the Consolidated Balance Sheet: a decrease to convertible notes of approximately $46,000, an increase to additional paid in capital of approximately $45,000, an increase to accumulated deficit of approximately $19,000, an increase to deferred tax liability of approximately $19,000, and a decrease to other assets, net of approximately $1,000. It will also result in a material decrease to earnings as a result of a material non-cash increase to interest expense to accrete the value of the notes from its fair value to its principle amount over the term of the subordinated convertible notes in the Consolidated Statements of Operations. For fiscal

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

2009, the incremental charge to interest expense as a result of the FSP will be approximately $10,000. The incremental charge to interest expense that the Company will retrospectively present is approximately $9,000 for fiscal 2008, $6,000 for fiscal 2007, $3,000 for fiscal 2006 and $1,000 for fiscal 2005. These changes will not impact the Company’s cash flows from operating activities, investing activities or financing activities.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires that unvested stock-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) should be classified as participating securities and should be included in the computation of earnings per share pursuant to the two-class method as described by SFAS 128, “Earnings per Share.” The provisions of FSP EITF 03-6-1 are required for fiscal years beginning after December 15, 2008. The Company does not believe the adoption of FSP EITF 03-6-1 will have a material impact on its computation of earnings per share.

In June 2008, the FASB ratified the consensus reached on EITF Issue 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock,” (“EITF 07-5”). EITF 07-5 provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities.” EITF 07-5 is effective for the Company as of January 4, 2009. The Company is currently evaluating the impact that the adoption of this statement will have a material impact on its consolidated financial statements.

NOTE 3 —	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

The Company’s financial assets subject to fair value measurements on a recurring basis are as follows (in thousands):

	Fair Value Measurements on January 3, 2009
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs
Recurring Fair Value Measures	(Level 1)	(Level 2)	(Level 3)

Assets
Cash and cash equivalents(1)
Money market mutual funds	$97,849	$—	$—
Other assets
Cash surrender value of life insurance policies	—	991	—

	$97,849	$991	$—

(1)	Cash and cash equivalents total $130,315 as of January 3, 2009, and are comprised of $97,849 of money market mutual funds and $32,466 of bank deposits.

	Fair Value Measurements on January 3, 2009
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs
Nonrecurring Fair Value Measures	(Level 1)	(Level 2)	(Level 3)

Assets
Other assets
Equity investments	$—	$—	$1,418

	$—	$—	$1,418

Certain assets are measured at fair value on a non-recurring basis. For fiscal 2008, the Company recognized an other than temporary impairment loss of $1,665 which reduced the carrying value of one of its equity investments from $3,083 to its estimated fair value of $1,418. Fair value was determines using Level 3 unobservable inputs including the use of discounted cash flow models.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

NOTE 4 —	PROPERTY AND EQUIPMENT

The major classes of property and equipment, at cost, as of December 29, 2007 and January 3, 2009 were as follows:

	December 29,	January 3,
	2007	2009

Computer hardware and software	$148,091	$190,957
Building and building improvements	44,213	44,721
Furniture, warehouse and office equipment, and other	38,916	40,423
Land	7,889	7,889
Leasehold improvements	4,200	4,592
Capitalized leases	17,403	28,141
Construction in progress	1,528	1,497

	262,240	318,220
Less: Accumulated depreciation	(105,466)	(153,387)

Property and equipment, net	$156,774	$164,833

The Company’s net book value in capital leases, which consist of warehouse equipment and computer hardware, was $22,595 as of January 3, 2009 and $16,095 as of December 29, 2007. Amortization of capital leases is included within depreciation and amortization expense on the Consolidated Statements of Operations. Interest expense recorded on capital leases was $1,375 for fiscal 2008, $711 for fiscal 2007 and $44 for fiscal 2006.

NOTE 5 —	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill for each of the Company’s reportable segments:

		Interactive
	E-Commerce	Marketing
	Services	Services	Consolidated

December 29, 2007	$82,757	$—	$82,757
Purchase price adjustments	(283)	—	(283)
e-Dialog acquisition (see Note 6)	—	112,238	112,238
Foreign currency translation	284	—	284

January 3, 2009	$82,758	$112,238	$194,996

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

The Company’s intangible assets were as follows:

			Weighted-
	December 29,	January 3,	Average
	2007	2009	Life

Gross carrying value of intangible assets subject to amortization:
Customer contracts	$17,282	$38,773	2.5
Non-compete agreements	3,838	3,838	3.0
Purchased technology	—	4,493	4.0
Trade name	82	470	1.1
Foreign currency translation	—	(691)

	21,202	46,883	2.5
Accumulated amortization:
Customer contracts	(4,570)	(15,302)
Non-compete agreements	(320)	(1,599)
Purchased technology	—	(1,152)
Trade name	(82)	(470)
Foreign currency translation	—	183

	(4,972)	(18,340)
Net carrying value:
Customer contracts	12,712	23,471
Non-compete agreements	3,518	2,239
Purchased technology	—	3,341
Trade name	—	—
Foreign currency translation	—	(508)

Total intangible assets subject to amortization, net	16,230	28,543
Indefinite life intangible assets:
Trade name	246	18,120

Total intangible assets	$16,476	$46,663

Amortization expense of intangible assets was $13,553 for fiscal 2008, $4,531 for fiscal 2007 and $432 for fiscal 2006. Estimated future amortization expense related to intangible assets as of January 3, 2009, which does not reflect any foreign currency translation effects, is as follows:

Fiscal 2009	$9,712
Fiscal 2010	7,892
Fiscal 2011	5,641
Fiscal 2012	2,538
Fiscal 2013	1,786
Thereafter	1,482

$29,051

NOTE 6 —	ACQUISITIONS

The Company accounts for acquisitions using the purchase method of accounting in accordance with SFAS 141, “Business Combinations” (“SFAS 141”). Under the purchase method, assets acquired and liabilities assumed from acquisitions are recorded at their fair values as of the acquisition date. Any excess of the purchase price over the fair values of the net assets acquired are recorded as goodwill. The Company’s purchased intangible

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

assets and goodwill are not deductible for tax purposes. However, purchase accounting allows for the establishment of deferred tax liabilities on purchased intangible assets, other than goodwill.

e-Dialog, Inc.

On February 13, 2008, the Company completed the acquisition of e-Dialog, Inc. (“e-Dialog”) pursuant to the terms of an Agreement and Plan of Merger dated January 23, 2008. e-Dialog is a provider of advanced e-mail marketing services and solutions to more than 100 companies in the U.S. and Europe. The Company believes the acquisition will expand the breadth and depth of its interactive marketing services capabilities, its reach into existing and new vertical markets, and its growing European presence. The Company also believes that e-Dialog will benefit from the Company’s large scale and market-leading position in e-commerce and multichannel services. As consideration for the acquisition of e-Dialog, the Company paid $148,363 in cash, of which $17,500 will be held in escrow for a period of 15 months. In connection with the acquisition, the Company issued 568 restricted stock units and restricted stock awards with an aggregate value of approximately $9,300 to employees of e-Dialog based on the market price of the Company’s stock on the grant date. Recipients are required to remain employed for specified periods of time subsequent to the acquisition in order for the stock units to vest. The $9,300 will be recognized as stock-based compensation cost, net of estimated forfeitures, over the required service period. The acquisition was financed by the Company in part from its proceeds from the issuance of its 2.5% subordinated convertible notes due 2027, and in part from its working capital.

In accordance with SFAS 141, the total purchase price is $150,066, including acquisition-related transaction costs of $1,703. Acquisition-related transaction costs include advisory, legal and other external costs directly related to the merger. e-Dialog’s results of operations are included in the Company’s Consolidated Statement of Operations beginning on February 13, 2008.

The following table summarizes the fair values of the e-Dialog assets acquired and liabilities assumed, including cash acquired, as of the acquisition date:

Total current assets	$17,067
Property, plant and equipment	4,530
Goodwill	112,238
Identifiable intangible assets:
Customer contracts	19,470
Internal-developed software	4,493
Trade name	17,874

Total assets acquired	175,672
Total current liabilities	(6,564)
Long-term deferred tax liabilities	(19,042)

Total liabilities assumed	(25,606)

Net assets acquired	$150,066

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

	Fiscal Year Ended
	December 29,	January 3,
	2007	2009

Net revenues	$787,531	$971,897
Net income (loss)	$2,940	$(17,337)
Basic and diluted income (loss) per share:	$0.06	$(0.37)

Zendor.com Ltd.

On December 14, 2007, the Company completed the acquisition of Zendor.com Ltd. (“Zendor”) pursuant to the terms of an Agreement and Plan of Merger dated November 30, 2007 (“Zendor Agreement”). Zendor is a United Kingdom-based provider of fulfillment, customer care and e-commerce solutions. The Company believes the acquisition establishes it as an end-to-end e-commerce solution provider capable of delivering integrated, multichannel e-commerce solutions to both the U.K. and global retailers and brands. As consideration for the acquisition of Zendor, the Company paid $9,920 in cash, including acquisition-related transaction costs of approximately $1,159. Acquisition-related transaction costs include advisory, legal and other external costs directly related to the merger. Included in the acquisition cost is $833 paid to Zendor in the first quarter of fiscal 2008 representing the excess value of Zendor’s net assets on the acquisition date over a targeted threshold, as defined in the Zendor Agreement. Zendor’s results of operations are included in the Company’s results of operations beginning on the acquisition date of December 14, 2007. The acquisition was funded by the Company from its working capital. In accordance with SFAS 141, the allocation of the purchase price over the fair value of the tangible and identifiable intangible assets acquired resulted in $1,878 recorded as goodwill. The following table summarizes the fair values of the Zendor assets acquired and liabilities assumed, including cash acquired, as of the acquisition date:

Total current assets	$9,830
Property, plant and equipment	3,281
Goodwill	1,878
Identifiable intangible assets:
Customer contracts	2,155
Trade name	388

Total assets acquired	17,532
Total liabilities assumed	(7,612)

Net assets acquired	$9,920

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

	December 29,			Other	January 3,
	2007	Additions	Payments	Adjustments	2009

Severance payments	$2,667	$45	$(2,206)	$(415)	$91
Lease payments	2,824	96	(425)	(2,212)	283

	$5,491	$141	$(2,631)	$(2,627)	$374

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

NOTE 7 —	LONG-TERM DEBT AND CREDIT FACILITY

The following table summarizes the Company’s long-term debt as of:

	December 29,	January 3,
	2007	2009

Convertible notes	$207,500	$207,500
Notes payable	12,858	12,663
Capital lease obligations	16,793	24,833

	237,151	244,996
Less: Current portion of notes payable	(193)	(184)
Less: Current portion of capital lease obligations	(2,213)	(4,703)

	$234,745	$240,109

3% Convertible Notes due 2025

In fiscal 2005, the Company completed a public offering of $57,500 aggregate principal amount of 3% subordinated convertible notes due June 1, 2025. The notes bear interest at 3%, payable semi-annually on June 1 and December 1.

Holders may convert the notes into shares of the Company’s common stock (or cash or a combination of the Company’s common stock and cash, if the Company so elects) at a conversion rate of 56.1545 shares per $1,000 principal amount of notes (representing a conversion price of approximately $17.81 per share), subject to adjustment, on or after May 1, 2010. Additionally, at any time prior to the close of business on the business day immediately preceding May 1, 2010, holders may convert into shares of the Company’s common stock (or cash or a combination of the Company’s common stock and cash, if the Company so elects) only if (i) the trading price of the notes for a defined period is less than 103% of the product of the closing sale price of the Company common stock and the conversion rate or (ii) the Company elects to make certain distributions of assets or securities to all holders of common stock. Upon conversion, the Company will have the right to deliver, in lieu of shares of the Company’s common stock, cash or a combination of cash and shares of the Company’s common stock, which is at the Company’s election. At any time prior to the maturity date, the Company may irrevocably elect to satisfy the Company’s conversion obligation with respect to the principal amount of the notes to be converted with a combination of cash and shares of the Company’s common stock, which is at the Company’s election. If holders elect to convert their notes in connection with a fundamental change (any transaction or event, as defined in the Indenture, whereby more than 50% of the Company’s common stock is exchanged, converted and/or acquired) that occurs on or prior to June 1, 2010, the Company is required to deliver shares of the Company’s common stock, cash or a combination of cash and shares of the Company’s common stock, which is at the Company’s election, inclusive of a make whole adjustment that could result in up to 11.23 additional shares issued per $1,000 principal amount of notes. This make-whole adjustment is based on the sale price of the Company’s common stock.

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

The estimated fair market value of the subordinated convertible notes was $40,825 as of January 3, 2009 and $73,241 as of December 29, 2007 based on quoted market prices.

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

Holders may convert the notes into shares of the Company’s common stock (or cash or a combination of the Company’s common stock and cash, if the Company so elects) at a conversion rate of 33.3333 shares per $1,000 principal amount of notes (representing a conversion price of approximately $30.00 per share), subject to adjustment, (i) on or after March 1, 2014 and at any time prior to the close of business on the scheduled trading day immediately preceding June 8, 2014, and (ii) on or after March 1, 2027 and at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date of June 1, 2027. Additionally, at any time prior to the close of business on the scheduled trading day immediately preceding March 1, 2014 and at any time on or after June 8, 2014 and prior to the close of business on the scheduled trading day immediately preceding March 1, 2027, holders may convert, in whole or in part, into shares of the Company’s common stock (or cash or a combination of the Company’s common stock and cash, if the Company so elects) if (i) after any five consecutive trading day period in which the trading price of the notes was less than 98% of the product of the closing sale price of the Company’s common stock and the applicable conversion rate, (ii) after the calendar quarter ending September 30, 2007, if the closing sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect for the notes on the last trading day of the immediately preceding calendar quarter, (iii) upon the occurrence of specified corporate events or (iv) if the Company calls the notes for redemption.

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

The estimated fair market value of the subordinated convertible notes was $68,745 as of January 3, 2009 and $145,260 as of December 29, 2007 based on quoted market prices.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

Note Payable

In fiscal 2004, a wholly-owned subsidiary of the Company entered into an agreement to purchase a new corporate headquarters in King of Prussia, Pennsylvania, together with an option to purchase an additional parcel of land. The purchase price for the building was $17,000. In connection with the purchase of the corporate headquarters, a wholly-owned subsidiary of the Company entered into a $13,000 mortgage note collateralized by a first lien on substantially all of the assets of that subsidiary. The mortgage note bears interest at 6.32% per annum and has a maturity date of July 2014, at which time the Company is required to pay the remaining principal balance of approximately $11,100. The Company, in accordance with the terms of the mortgage note, provided a letter of credit in the amount of $3,000 as additional security and in fiscal 2005 completed initial capital improvements to the building reducing the letter of credit to $1,000 in accordance with the terms of the mortgage note. The Company is required to pledge $1,000 of its cash equivalents as collateral for the letter of credit. This collateral is classified as restricted cash and included in other assets, net on the Consolidating Balance Sheets as of January 3, 2009 and December 29, 2007. The Company recorded interest expense related to the note of $805 for fiscal 2008, $803 for fiscal 2007 and $816 for fiscal 2006. The estimated fair market value of the note payable approximated its carrying value as of January 3, 2009 and December 29, 2007 based on similar instruments.

Capital Lease Obligations

Certain of the Company’s warehouse equipment and computer hardware have been acquired under capital leases. The capital leases have maturity dates ranging from February 2009 to August 2014 and bear interest at rates ranging from 3.4% to 6.6% per annum. Capital lease obligations were as follows:

January 3,
2009

Gross capital lease obligations	$29,047
Less: imputed interest	(4,214)

Total present value of future minimum lease payments	24,833
Less: current portion	(4,703)

Long-term portion	$20,130

Credit Facilities

In January 2008, the Company obtained a secured revolving credit facility that matures in January 2013 with a syndicate of banks with an initial availability of $75,000. Subject to certain conditions, the credit facility may be increased to $150,000. In May 2008, the Company expanded the credit facility by $15,000 thereby increasing the availability under the credit facility to $90,000. The $90,000 credit facility provides for the issuance of up to $20,000 of letters of credit, which is included in the $90,000 available under the credit facility. The credit facility is collateralized by substantially all of the Company’s assets. The Company may elect to have amounts outstanding under the credit facilities bear interest at either a LIBOR rate plus an applicable margin of 0.75% to 1.50%, the prime rate plus an applicable margin of 0.75% to 1.50%, or at the Federal Funds Open Rate plus 0.5%. The applicable margin is determined by the leverage ratio of funded debt to EBITDA, as defined in the credit facility. The Company had no outstanding borrowings and $1,229 of outstanding letters of credit under the secured revolving credit facility as of January 3, 2009.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

NOTE 8 —	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved in various litigation incidental to its business, including alleged contractual claims, claims relating to infringement of intellectual property rights of third parties, claims relating to the manner in which goods are sold through its integrated platform and claims relating to the Company’s collection of sales taxes in certain states. The Company collects sales taxes for goods owned and sold by it and shipped into certain states. As a result, the Company is subject from time to time to claims from other states alleging that the Company failed to collect and remit sales taxes for sales and shipments of products to customers in states.

Based on the merits of the cases and/or the amounts claimed, the Company does not believe that any claims are likely to have a material adverse effect on its business, financial position or results of operations. The Company may, however incur substantial expenses and devote substantial time to defend these claims whether or not such claims are meritorious. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability and may be required to implement expensive changes in its business practices, enter into costly royalty or licensing agreements, or begin to collect sales taxes in states in which we previously did not. An adverse determination could have a material adverse effect on the Company’s business, financial position or results of operations. Expenditures for legal costs are expensed as incurred.

Operating and Capital Commitments

The following summarizes the Company’s principal operating and capital commitments as of January 3, 2009:

	Payments due by fiscal year
	2009	2010	2011	2012	2013	Thereafter	Total

Operating lease obligations(1)	$14,881	$13,987	$10,685	$7,358	$5,379	$13,019	$65,309
Purchase obligations(1)	86,989	5,953	992	—	—	—	93,934
Client revenue share payments(1)	21,643	27,218	27,683	20,818	8,707	53,850	159,919
Debt interest(1)	6,813	5,241	4,509	4,498	4,481	11,374	36,916
Debt obligations	399	195	57,709	220	237	161,403	220,163
Capital lease obligations, including interest(2)	6,159	5,977	5,925	5,631	3,608	1,747	29,047

Total	$136,884	$58,571	$107,503	$38,525	$22,412	$241,393	$605,288

(1)	Not required to be recorded in the Consolidated Balance Sheet as of January 3, 2009 in accordance with accounting principles generally accepted in the United States of America.

(2)	Capital lease obligations, excluding interest, are recorded in the Consolidated Balance Sheets.

Approximately $1,708 of unrecognized tax benefits have been recorded as liabilities as of January 3, 2009, in accordance with FIN 48, and the Company is uncertain as to if or when such amounts may be settled; as a result, these obligations are not included in the table above. Changes to these tax contingencies that are reasonably possible in the next 12 months are not expected to be material.

The Company leases customer contact centers, fulfillment centers, office facilities and certain fixed assets under non-cancelable operating leases. Rent expense under operating lease agreements was $20,482 for fiscal 2008, $6,400 for fiscal 2007 and $4,602 for fiscal 2006. The increase in rent expense for fiscal 2008 was primarily due to the acquisitions of Accretive, e-Dialog and Zendor. Certain of these leases contain customary renewal and extension provisions.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

NOTE 9 —	STOCKHOLDERS’ EQUITY

Preferred Stock:

Under the Company’s Certificate of Incorporation, the maximum number of authorized shares of preferred stock, $0.01 par value, is 5,000,000. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation and conversion and redemption rights. No preferred stock was issued or outstanding for fiscal 2008 or fiscal 2007.

Common Stock:

Under the Company’s Certificate of Incorporation, the maximum number of authorized shares of common stock, $0.01 par value, is 90,000,000.

Stockholders Right Plan:

On April 2, 2006, the Board of Directors authorized 95 shares of Series A Junior Preferred Stock (“Series A”) and declared a dividend distribution of one right (a “Right”) for each outstanding share of common stock to the stockholders of record on the close of business on April 14, 2006. Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share of Series A, at a price of $85 per unit, subject to adjustment. However, the Rights are not exercisable unless certain events occur, such as a person or group acquiring or obtaining the right to acquire, or making a tender offer or exchange offer for, beneficial ownership of 20% or more of the Company’s outstanding common stock (or, in the case of any stockholder that as of April 2, 2006 beneficially owned 19% or more of the Company’s outstanding shares of common stock, 25.1% or more). Subject to certain exceptions, upon exercise of the Right, each holder of a Right will have the right to receive shares of the Company’s common stock, or other consideration, having a value equal to two times the exercise price of the Right. Additionally, at certain times, the Company has the right to redeem the Rights in whole, but not in part, at a price of $.001 per Right. The description and terms of the Rights are set forth in a Rights Agreement, dated April 2, 2006. The Rights will expire on April 14, 2016, unless the Rights are earlier redeemed or exchanged in accordance with the terms of the Rights Agreement. As of January 3, 2009, no Series A shares were issued or outstanding.

NOTE 10 —	STOCK AWARDS

The Company currently maintains the 2005 Equity Incentive Plan (“the Plan”) which provides for the grant of equity to certain employees, directors and other persons. As of January 3, 2009, 2,841 shares of common stock were available for future grants under the Plan. The equity awards granted under the Plan generally vest at various times over periods ranging up to five years and have terms of up to ten years after the date of grant, unless the optionee’s service to the Company is interrupted or terminated. Stock appreciation rights (“SARs”) may be granted under the Plan either alone or in tandem with stock options. No SARs have been granted to date under the plan.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

Stock Options and Warrants

The following table summarizes the stock option activity for fiscal 2008:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	(In thousands)	Price	Life (In Years)	Value

Outstanding at December 29, 2007	4,163	$9.94
Granted	—	—
Exercised	(121)	$11.01
Forfeited/Cancelled	(13)	$12.87

Outstanding at January 3, 2009	4,029	$9.90	3.70	$9,136

Vested and expected to vest at January 3, 2009	4,029	$9.90	3.70	$9,136

Exercisable at January 3, 2009	4,029	$9.90	3.70	$9,136

No options were granted in fiscal 2008, fiscal 2007 or fiscal 2006. The total intrinsic value of options exercised was $446 for fiscal 2008, $10,461 for fiscal 2007 and $7,504 for fiscal 2006 as determined as of the date of exercise. Cash proceeds from options exercised during fiscal 2008 were $1,329. For fiscal 2008 the Company recognized a stock-based compensation benefit of $30 due to forfeited shares in excess of the Company’s estimated forfeiture rate. The total stock-based compensation cost recognized for stock options was $644 for fiscal 2007 and $1,660 for fiscal 2006.

The following table summarizes the warrant activity for fiscal 2008:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	(In thousands)	Price	Life (In Years)	Value

Outstanding at December 29, 2007	230	$3.01
Granted	—	$—
Exercised	(8)	$7.63
Forfeited/Cancelled	(7)	$6.96

Outstanding at January 3, 2009	215	$2.72	2.23	$1,735

Vested and expected to vest at January 3, 2009	215	$2.72	2.23	$1,735

Exercisable at January 3, 2009	15	$5.70	2.01	$77

No warrants were granted or issued by the Company during fiscal 2007 or fiscal 2006. The total intrinsic value of warrants exercised was $65 for fiscal 2008, $0 for fiscal 2007 and $2,281 for fiscal 2006, as determined as of the date of exercise. Cash proceeds from warrants exercised during fiscal 2008 were $56. No warrants were granted by the Company during fiscal 2008, fiscal 2007 or fiscal 2006.

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

The following summarizes the restricted stock unit activity for fiscal 2008:

		Weighted
	Number of	Average
	Shares	Grant Date
	(In thousands)	Fair Value

Nonvested shares at December 29, 2007	1,870	$23.40
Granted	2,641	$14.03
Vested	(755)	$12.39
Forfeited/Cancelled	(265)	$18.47

Nonvested shares at January 3, 2009	3,491	$19.07

During fiscal 2007, the Company granted to employees 1,095 restricted stock units of the Company’s common stock at a weighted average fair value at grant date of $20.16. During fiscal 2006, the Company granted to employees 949 restricted stock units of the Company’s common stock at a weighted average fair value at grant date of $14.83.

The total intrinsic value of restricted stock units that vested was $9,349 for fiscal 2008, $4,676 for fiscal 2007 and $1,164 for fiscal 2006. The total stock-based compensation cost for restricted stock units was $15,280 for fiscal 2008, $6,694 for fiscal 2007 and $3,242 for fiscal 2006. As of January 3, 2009, there was approximately $31,634 of unrecognized pre-tax compensation cost, net of forfeitures, related to nonvested stock units, which is expected to be recognized over a weighted average remaining period of approximately 1.5 years.

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

During fiscal 2008, the Company granted restricted stock awards for 301 shares of the Company’s common stock at a weighted average fair value at grant date of $16.47. No restricted stock awards were granted during fiscal 2007 or fiscal 2006. As of January 3, 2009, there were 301 shares outstanding.

During fiscal 2008, five shares vested with a weighted average grant date fair value of $9.51 and an intrinsic value of $77. The total stock-based compensation cost recognized for restricted stock awards was $1,892 for fiscal 2008, $67 for fiscal 2007 and $49 for fiscal 2006. As of January 3, 2009, there was approximately $2,194 of unrecognized pre-tax compensation cost, net of forfeitures, related to nonvested stock awards, which is expected to be recognized over a weighted average remaining period of approximately 1.1 years.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

NOTE 11 —	INCOME TAXES

The income before income taxes and the related benefit from income taxes were as follows:

	Fiscal Year Ended
	December 30,	December 29,	January 3,
	2006	2007	2009

Income before income taxes:
Domestic	$9,750	$3,816	$(10,375)
Foreign	(45)	(864)	(9,918)

Total	$9,705	$2,952	$(20,293)

Provision for income taxes:
Current:
Federal	$441	$64	$488
State	438	682	1,765
Foreign	—	10	—

Total Current	$879	$756	$2,253

Deferred:
Federal	$(42,035)	$1,032	$(4,343)
State	(2,572)	(1,875)	(349)
Foreign	—	—	(931)

Total Deferred	$(44,607)	$(843)	$(5,623)

Total:
Federal	$(41,594)	$1,096	$(3,855)
State	(2,134)	(1,193)	1,416
Foreign	—	10	(931)

Total	$(43,728)	$(87)	$(3,370)

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

The significant components of net deferred tax assets and liabilities as of December 29, 2007 and January 3, 2009 consisted of the following:

	December 29,	January 3,
	2007	2009

Deferred tax assets:
Net operating loss carryforwards	$162,532	$160,284
Deferred revenue	8,073	8,810
Stock-based compensation	2,987	4,738
Investment impairment and losses	2,902	3,669
Accrued bonus	—	2,758
Allowance for sales returns	2,657	2,161
Alternative minimum tax credits	1,011	1,674
Amortization	3,323	1,401
Inventory	1,346	1,264
Research and development tax credits	473	1,217
Provision for doubtful accounts	684	779
Accrued expenses	1,295	713
Restructuring	2,096	66
Other	714	1,353

Total deferred tax assets	190,093	190,887
Valuation allowance	(121,417)	(123,491)

Total deferred tax assets, net of valuation allowance	68,676	67,396
Deferred tax liabilities:
Property and equipment, net	(3,110)	(2,891)
Amortization of intangibles	(6,218)	(17,518)

Total deferred tax liabilities	(9,328)	(20,409)

Net deferred tax asset	$59,348	$46,987

As of January 3, 2009, the Company had available federal, state and foreign net operating loss carryforwards of approximately $430,938, $186,999 and $8,509, respectively, which expire in the years 2009 through 2028. The Company will continue to monitor all available evidence related to its ability to utilize these tax attributes.

The Company’s net operating loss carryforwards expire as follows:

2009-2015	$20,326
2016-2021	386,273
2022-2028	219,847

$626,446

Realization is dependent on generating sufficient taxable income prior to expiration of the net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that the deferred asset, net of its related valuation allowance, will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

Until the fourth quarter of fiscal 2006, in the opinion of management, the Company was not certain of the realization of its deferred tax assets. Thus, a valuation allowance had been provided against federal and state deferred tax assets. In the fourth quarter of fiscal 2006, the Company evaluated the need for a full valuation allowance and concluded that a portion of the valuation allowance should be reduced. The Company determined that it is more likely than not that it will realize the benefit of a portion of these deferred tax assets. This was based primarily on the Company’s earnings history over the prior three fiscal years as well as expected future taxable income. Each year, the Company updates its earnings history over the prior three years. The Company’s income tax benefit included (increases)/decreases from valuation allowance adjustments of $2,463 for fiscal 2008, ($1,846) for fiscal 2007 and ($47,195) for fiscal 2006. The valuation allowance increased by approximately $2,074 during fiscal 2008, predominately as a result of valuation allowances placed on foreign losses.

The Company believes that it is more likely than not that the benefit from certain federal, state and foreign net operating loss carryforward will not be realized. In recognition of this risk, the Company has provided a valuation allowance of approximately $113,925, $4,267 and $2,041 respectively, on the deferred tax asset relating to these net operating loss carryforwards. If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at January 3, 2009 will be accounted for as follows: approximately $112,675 will be recognized as a reduction of income tax expense and $7,558 will be recorded as an increase in equity. In fiscal 2008, the Company allocated tax benefits of $225 directly to goodwill for the utilization of certain state net operating losses from acquisitions, which were previously offset with a valuation allowance. Additionally, there is a valuation allowance on capital losses of $3,030 and on state credits of $229 as of January 3, 2009.

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

Prior to fiscal 2009, the reversal valuation allowances recorded against deferred tax assets acquired in an acquisition reduced goodwill or other noncurrent intangible assets. Effective with fiscal 2009, SFAS 141(R) requires the reversal of these valuation allowances to be recorded as a credit to tax expense.

In fiscal 2008, there was a deficit in tax benefit generated from stock-based compensation under SFAS 123(R) that increased taxable income. The tax deficit decreased additional paid-in capital by $919. In fiscal 2007 and fiscal 2006, there was an excess tax benefit generated from stock-based compensation under SFAS 123(R) that was utilized to offset taxable income. The tax benefit from this deduction increased additional paid-in capital by $4,537 and $2,679, respectively.

Included in the net operating loss deferred tax asset above is approximately $7,558 of the federal net operating loss carryforwards attributable to excess stock option deductions. Due to the provisions of SFAS 123(R) concerning the timing of tax benefits related to excess stock deductions that can be credited to additional paid in capital, the

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

related valuation allowance cannot be reversed, even if the facts and circumstances indicate that it is more likely than not that the deferred tax asset can be realized. The valuation allowance will only be reversed as the related deferred asset is applied to reduce taxes payable. The Company follows tax law ordering to determine when such net operating loss has been realized.

The differences between the statutory federal income tax rate and the effective income tax rate are provided in the following reconciliation:

	Fiscal Year Ended
	December 30,	December 29,	January 3,
	2006	2007	2009

Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
Foreign statutory rates differing from U.S. statutory rate	0.0%	0.0%	(2.8)%
Valuation allowance	(427.5)%	(10.0)%	(10.3)%
State taxes	(14.3)%	(26.3)%	(4.5)%
Effect of federal rate change	(46.5)%	0.0%	0.0%
Other	2.7%	(1.7)%	(0.8)%

Effective income tax rate	(450.6)%	(3.0)%	16.6%

The Company and its subsidiaries are subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions. Significant judgment is required in evaluating its tax positions and determining its provision for income taxes.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite the Company’s belief that its tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of tax audit. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. The Company adopted the provisions of FIN 48 on December 31, 2006, the first day of fiscal 2007. The impact of the adoption did not increase or decrease the Company’s liability for unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 29,	January 3,
	2007	2009

Balance at the beginning of the fiscal year	$437	$1,014
Gross increases for tax positions related to prior years	281	112
Gross increases acquired in acquisitions	—	347
Gross increases for tax positions related to current year	351	290
Gross decreases for tax positions related to prior years	(28)	(55)
Gross decreases as a result of a lapse of the statute of limitations	(27)	—

Balance at the end of the fiscal year	$1,014	$1,708

As of January 3, 2009, changes to the Company’s tax contingencies that are reasonably possible in the next 12 months are $300. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate were $1,014 as of December 29, 2007 and $1,708 as of January 3, 2009. Unrecognized tax benefits related to the opening balance sheet of acquired companies was $347.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

The Company’s policy is to include interest and penalties related to the Company’s tax contingencies in income tax expense. The total amount of interest and penalties related to uncertain tax positions and recognized in the statement of earnings for fiscal 2008 and fiscal 2007 was $83 and $44, respectively. The total amount of interest and penalties related to uncertain tax positions and recognized in the balance sheet was $152 as of January 3, 2009, and $70 as of December 29, 2007.

The Company is not currently undergoing any income tax audits nor has it been notified of any pending audits. For U.S. federal income taxes, the statute of limitations has expired through fiscal year 2004. The Internal Revenue Service can not assess additional taxes for closed years, but can adjust the net operating loss carryforward generated in those closed years until the statute of limitations for the year the net operating loss is utilized has expired.

The Company does not provide for U.S. taxes on undistributed earnings of foreign subsidiaries since the Company intends to invest such undistributed earnings indefinitely outside of the U.S. If such amounts were repatriated, the amount of U.S. income taxes would be immaterial.

NOTE 12 —	EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share for all periods have been computed in accordance with SFAS 128. Basic earnings (loss) per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the fiscal year. Diluted earnings (loss) per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the fiscal year including the dilutive effect of (i) stock awards as determined under the treasury stock method, and (ii) convertible debt instruments as determined under the if-converted method.

The amounts used in calculating income per share data are as follows:

	Fiscal Year Ended
	December 30,	December 29,	January 3,
	2006	2007	2009

Net income (loss) for basic earnings per share	$53,701	$3,039	$(16,923)
Effect of convertible notes	2,008	—	—

Net income (loss) as adjusted for diluted earnings per share	$55,709	$3,039	$(16,923)

Weighted average shares outstanding — basic	45,174	46,433	47,347

Earnings (loss) per common share — basic	$1.19	$0.07	$(0.36)

Dilutive effect of stock units and awards	165	552	—
Dilutive effect of stock options and warrants	2,056	1,754	—
Dilutive effect of convertible notes	3,229	—	—

Weighted average shares outstanding — diluted	50,624	48,739	47,347

Earnings (loss) per common share — diluted	$1.10	$0.06	$(0.36)

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on net income per share would have been anti-dilutive:

	Fiscal Year Ended
	December 30,	December 29,	January 3,
	2006	2007	2009

Stock units and awards	17	20	3,792
Stock options and warrants	689	4	4,244
Convertible notes	—	5,715	8,229

	706	5,739	16,265

NOTE 13 —	MAJOR SUPPLIERS/ECONOMIC DEPENDENCY

The Company purchased inventory from two suppliers amounting to $39,788 or 16.8% and $29,989 or 12.7% of total inventory purchased during fiscal 2008 and $44,201 or 18.0% and $31,288 or 12.7% of total inventory purchased during fiscal 2007, and from one supplier amounting to $81,331 or 28.6% of total inventory purchased during fiscal 2006.

For fiscal 2008, sales to customers through one of the Company’s client’s e-commerce businesses accounted for 11.5% of its net revenues, sales through another one of the Company’s client’s e-commerce businesses accounted for 11.5% of the Company’s net revenues, and sales through the Company’s top five client’s e-commerce businesses accounted for 38.0% of the Company’s net revenues.

For fiscal 2007, sales to customers through one of the Company’s client’s e-commerce businesses accounted for 13.2% of its net revenues, sales through another one of the Company’s client’s e-commerce businesses accounted for 11.9% of the Company’s net revenues, and sales through the Company’s top five client’s e-commerce businesses accounted for 45.3% of the Company’s net revenues.

For fiscal 2006, sales to customers through one of the Company’s client’s e-commerce businesses accounted for 14.9% of its net revenues, sales through another one of the Company’s client’s e-commerce businesses accounted for 13.9% of the Company’s net revenues, and sales through the Company’s top five client’s e-commerce businesses accounted for 52.9% of the Company’s net revenues.

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

For e-commerce services, the Company delivers customized solutions to its clients through an integrated platform which is comprised of three components: technology, fulfillment and customer care. The Company offers each of the platform’s components on a modular basis, or as part of an integrated, end-to-end solution. For interactive marketing services, the Company offers online marketing and advertising, user experience and design, studio and e-mail marketing services.

The Company manages its segments based on an internal management reporting process that provides segment revenue and segment operating income before depreciation, amortization and stock-based compensation expense

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

for determining financial decisions and allocating resources. The Company believes that segment operating income before depreciation, amortization and stock-based compensation expense is an appropriate measure of evaluating the operational performance of the Company’s segments. The Company uses this financial measure for financial and operational decision making and as a means to evaluate segment performance. It is also used for planning, forecasting and analyzing future periods. However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”).

The Company manages its working capital on a consolidated basis and does not allocate long-lived assets to segments. In addition, segment assets are not reported to, or used by, the Company and therefore, pursuant to SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” total segment assets have not been disclosed.

The following table’s present summarized information by segment:

	Fiscal Year Ended December 30, 2006
	E-Commerce	Interactive	Intersegment
	Services	Marketing Services	Eliminations	Consolidated

Net revenues	$600,732	$18,968	$(10,147)	$609,553
Costs and expenses before depreciation, amortization and stock-based compensation expense	563,963	17,215	(10,147)	571,031

Operating income before depreciation, amortization and stock-based compensation expense	36,769	1,753	—	38,522
Depreciation and amortization				21,297
Stock-based compensation expense				7,578

Income from operations				9,647
Interest expense				3,107
Interest income				(6,075)
Other expense, net				37
Loss on sale of marketable securities				2,873

Income before income taxes				$9,705

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

	Fiscal Year Ended December 29, 2007
	E-Commerce	Interactive	Intersegment
	Services	Marketing Services	Eliminations	Consolidated

Net revenues	$737,832	$26,894	$(14,769)	$749,957
Costs and expenses before depreciation, amortization and stock-based compensation expense	691,749	22,279	(14,769)	699,259

Operating income before depreciation, amortization and stock-based compensation expense	46,083	4,615	—	50,698
Depreciation and amortization				37,337
Stock-based compensation expense				8,419

Income from operations				4,942
Interest expense				6,016
Interest income				(9,270)
Other expense, net				237
Loss on sale of marketable securities				5,007

Income before income taxes				$2,952

	Fiscal Year Ended January 3, 2009
	E-Commerce	Interactive	Intersegment
	Services	Marketing Services	Eliminations	Consolidated

Net revenues	$900,040	$84,508	$(17,622)	$966,926
Costs and expenses before depreciation, amortization and stock-based compensation expense	837,648	69,604	(17,622)	889,630

Operating income before depreciation, amortization and stock-based compensation expense	62,392	14,904	—	77,296
Depreciation and amortization				68,153
Stock-based compensation expense				18,155

Loss from operations				(9,012)
Interest expense				9,826
Interest income				(1,772)
Other expense, net				1,562
Impairment of equity investments				1,665

Loss before income taxes				$(20,293)

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

The Company has two product groups and one service group. The two product groups consist of the sale of general merchandise and freight revenue, which collectively represents the Company’s net revenues from product sales. The following table represents net revenues attributable to the Company’s product and service groups:

	Fiscal Year Ended
	December 30,	December 29,	January 3,
	2006	2007	2009

Product groupings:
General merchandise	$401,933	$429,324	$456,886
Freight	59,250	82,870	120,187
Service fees	148,370	237,763	389,853

Total net revenues	$609,553	$749,957	$966,926

The Company’s operations are substantially within the United States.

NOTE 15 —	RELATED PARTY TRANSACTIONS

On October 17, 2008, the Company entered into a letter agreement with Linens Holding Co. (“Linens”) and Hilco Consumer Capital, L.P. (“HCC”), pursuant to which HCC and the Company would act jointly as agent for Linens to liquidate, on the LNT.com Web store, certain inventory owned by Linens located at one of the Company’s fulfillment centers. On October 16, 2008 the Company and HCC entered into a letter agreement outlining the terms of their joint agency with respect to the merchandise, pursuant to which the Company would receive a percentage of the sales price of the merchandise for performing all services necessary to take orders, process and ship the merchandise. M. Jeffrey Branman, one of the Company’s directors, serves as Managing Director of Hilco Consumer Capital, LLC, the managing partner of HCC. The Company recognized net revenues of $6,617 during fiscal 2008 on sales of merchandise pursuant to the agency arrangement between the Company, HCC and Linens. The percentage of the sales price earned by the Company under these letter agreements is comparable to the percentage of the sales price earned by the Company under its e-commerce agreement with Linens prior to its liquidation.

As of March 9, 2009, Liberty Media Corporation, through its subsidiary QVC, Inc., and QVC’s affiliate QK Holdings, Inc., beneficially owned approximately 19.2% of the Company’s outstanding common stock. On June 15, 2006, QK Holdings, Inc. exercised a warrant to purchase 300 shares of the Company’s common stock at an exercise price of $6.00 per share. The Company received $1,800 in proceeds from the exercise of the warrants. On April 13, 2007, the Company entered into an E-Commerce Distribution Agreement with QVC, Inc. (the “New QVC Agreement”) that replaced its existing agreement with iQVC, a division of QVC (the “Old QVC Agreement”), under which the Company provided technology, procurement and fulfillment services for QVC, including selling sporting goods, recreational and/or fitness related equipment and related products, apparel and footwear to QVC for resale through the QVC Web site. Under the New QVC Agreement the Company provides procurement and fulfillment services for QVC, including selling sporting goods, recreational and/or fitness related equipment and related products, apparel and footwear to QVC for resale through the QVC Web site. The terms of these sales are comparable to those with other similar clients.

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

The Company recognized net revenues of $8,504 during fiscal 2008, $7,809 during fiscal 2007 and $843 during fiscal 2006 on sales to QVC under these agreements.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

NOTE 16 —	QUARTERLY RESULTS (UNAUDITED)

The following tables contain selected unaudited Statement of Operations information for each quarter of fiscal 2007 and 2008. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	For the Fiscal Year Ended December 29, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenues	$146,283	$131,264	$137,285	$335,125
Gross profit(1)	$69,481	$65,482	$72,027	$186,426
Net income (loss)	$(2,345)	$(5,033)	$(6,086)	$16,503
Income (loss) per share — basic(2)	$(0.05)	$(0.11)	$(0.13)	$0.35
Income (loss) per share — diluted(2)	$(0.05)	$(0.11)	$(0.13)	$0.30
Weighted average shares outstanding — basic	45,999	46,391	46,567	46,774
Weighted average shares outstanding — diluted	45,999	46,391	46,567	57,432

	For the Fiscal Year Ended January 3, 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenues	$195,543	$193,209	$186,794	$391,380
Gross profit(1)	$110,126	$114,765	$113,705	$223,076
Net income (loss)	$(9,565)	$(18,960)	$(12,839)	$24,441
Income (loss) per share — basic(2)	$(0.20)	$(0.40)	$(0.27)	$0.51
Income (loss) per share — diluted(2)	$(0.20)	$(0.40)	$(0.27)	$0.45
Weighted average shares outstanding — basic	46,924	47,364	47,488	47,595
Weighted average shares outstanding — diluted	46,924	47,364	47,488	56,729

(1)	Gross profit equals net revenues less cost of revenues from product sales.

(2)	The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

NOTE 17 —	SUBSEQUENT EVENTS

On January 29, 2009, the Company entered into a Termination Agreement to terminate the October 5, 2008 Agreement and Plan of Merger (“Merger Agreement”) with Innotrac Corporation, a Duluth, GA-based e-commerce fulfillment and customer care services provider. The parties mutually agreed to terminate the Merger Agreement based on current prevailing market valuations. Neither party has any financial obligation to the other party as a result of the termination. The Company has approximately $1,300 of deferred acquisition costs included in other assets in the Consolidate Balance Sheet as of January 3, 2009, that will be expensed in the Consolidated Statement of Operations in the first quarter of fiscal 2009.

******