Form 10-Q
period 2009-04-04
GSI COMMERCE INC
filed 2009-05-14
CIK 828750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2009 or

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
Registrant’s telephone number, including area code (610) 491-7000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
There were 48,892,325 shares of the registrant’s Common Stock outstanding as of the close of business on May 8, 2009.

GSI COMMERCE, INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED APRIL 4, 2009
Our fiscal year ends on the Saturday nearest the last day of December. The Company’s fiscal year ends are as follows:

References To	Refer to the Years Ended/Ending
Fiscal 2005	December 31, 2005
Fiscal 2006	December 30, 2006
Fiscal 2007	December 29, 2007
Fiscal 2008	January 3, 2009
Fiscal 2009	January 2, 2010
Fiscal 2010	January 1, 2011
Fiscal 2011	December 31, 2011
Fiscal 2012	December 29, 2012
Fiscal 2013	December 28, 2013

PART I
ITEM 1: FINANCIAL STATEMENTS.
GSI COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	January 3,	April 4,
	2009(1)	2009
ASSETS
Current assets:
Cash and cash equivalents	$130,315	$48,105
Accounts receivable, less allowance for doubtful accounts of $2,747 and $1,727	78,544	61,712
Inventory	42,856	39,373
Deferred tax assets	18,125	17,742
Prepaid expenses and other current assets	11,229	11,840

Total current assets	281,069	178,772

Property and equipment, net	164,833	159,153
Goodwill	194,996	194,888
Intangible assets, net of accumulated amortization of $18,340 and $20,788	46,663	44,254
Long-term deferred tax assets	10,505	17,747
Other assets, net of accumulated amortization of $16,384 and $17,010	17,168	15,448

Total assets	$715,234	$610,262

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$98,100	$47,664
Accrued expenses	116,747	68,993
Deferred revenue	20,397	17,375
Current portion of long-term debt	4,887	4,898

Total current liabilities	240,131	138,930

Convertible notes	161,951	164,497
Long-term debt	32,609	31,356
Deferred revenue and other long-term liabilities	6,838	7,645

Total liabilities	441,529	342,428

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding as of January 3, 2009 and April 4, 2009	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 47,630,824 and 48,534,843 shares issued as of January 3, 2009 and April 4, 2009 respectively; 47,630,621 and 48,534,640 shares outstanding as of January 3, 2009 and April 4, 2009, respectively	476	485
Additional paid in capital	428,852	434,115
Accumulated other comprehensive loss	(2,327)	(2,389)
Accumulated deficit	(153,296)	(164,377)

Total stockholders’ equity	273,705	267,834

Total liabilities and stockholders’ equity	$715,234	$610,262

(1)	As adjusted due to the retrospective application of Financial Accounting Standards Board Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP APB 14-1”). See Note 2, Summary of Significant Accounting Policies.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 29,	April 4,
	2008(1)	2009

Revenues:
Net revenues from product sales	$123,120	$106,191
Service fee revenues	72,423	90,284

Net revenues	195,543	196,475

Costs and expenses:
Cost of revenues from product sales	85,417	79,355
Marketing	16,875	10,861
Account management and operations, inclusive of $1,134 and $1,807 of stock-based compensation	59,111	57,292
Product development, inclusive of $426 and $1,126 of stock-based compensation	22,436	28,049
General and administrative, inclusive of $2,061 and $2,519 of stock-based compensation	15,724	18,549
Depreciation and amortization	13,809	15,401

Total costs and expenses	213,372	209,507

Loss from operations	(17,829)	(13,032)

Other (income) expense:
Interest expense	4,370	4,796
Interest income	(1,039)	(151)
Other expense	145	229

Total other expense	3,476	4,874

Loss before income taxes	(21,305)	(17,906)
Benefit for income taxes	(10,457)	(6,825)

Net loss	$(10,848)	$(11,081)

Basic and diluted loss per share	$(0.23)	$(0.23)

Weighted average shares outstanding — basic and diluted	46,924	47,926

(1)	As adjusted due to the retrospective application of FSP APB 14-1. See Note 2, Summary of Significant Accounting Policies.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 29,	April 4,
	2008(1)	2009

Cash Flows from Operating Activities:
Net loss	$(10,848)	$(11,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,910	12,962
Amortization	1,899	2,439
Amortization of discount on convertible notes	2,308	2,546
Stock-based compensation	3,621	5,452
Foreign currency transaction losses	—	238
Deferred income taxes	(10,457)	(6,777)
Changes in operating assets and liabilities:
Accounts receivable, net	18,750	16,802
Inventory	1,239	3,483
Prepaid expenses and other current assets	1,121	(549)
Other assets, net	1,662	1,965
Accounts payable and accrued expenses	(65,295)	(97,854)
Deferred revenue	3,640	(2,236)

Net cash used in operating activities	(40,450)	(72,610)

Cash Flows from Investing Activities:
Payments for acquisitions of businesses, net of cash acquired	(145,001)	(750)
Cash paid for property and equipment, including internal use software	(17,482)	(7,411)

Net cash used in investing activities	(162,483)	(8,161)

Cash Flows from Financing Activities:
Borrowings on revolving credit loan	15,000	—
Debt issuance costs paid	(454)	(38)
Repayments of capital lease obligations	(468)	(1,195)
Repayments of mortgage note	(68)	(47)
Proceeds from exercise of common stock options	158	72

Net cash provided by (used in) financing activities	14,168	(1,208)

Effect of exchange rate changes on cash and cash equivalents	4	(231)

Net decrease in cash and cash equivalents	(188,761)	(82,210)
Cash and cash equivalents, beginning of period	231,511	130,315

Cash and cash equivalents, end of period	$42,750	$48,105

Supplemental Cash Flow Information
Cash paid during the period for interest	$782	$703
Cash paid during the period for income taxes	357	1,458
Noncash Investing and Financing Activities:
Accrual for purchases of property and equipment	3,401	3,581

(1)	As adjusted due to the retrospective application of FSP APB 14-1. See Note 2, Summary of Significant Accounting Policies.
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
This quarterly report should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements presented in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2009.
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
Reclassifications: Beginning with the second quarter of fiscal 2008, the Company replaced the sales and marketing line item in its Condensed Consolidated Statements of Operations with two separate line items: (i) marketing and (ii) account management and operations. Marketing expenses include client revenue share expenses, net advertising and promotional expenses, subsidized shipping and handling expenses, and catalog expenses. These costs are derived from the Company’s e-commerce services segment. The remaining expenses that were formerly included in sales and marketing are now included within account management and operations. Account management and operations expenses include fulfillment costs, customer care costs, credit card fees, and payroll related to the buying, business management and marketing functions of the Company. This change was made to enable investors to analyze the Company’s expenses in a manner consistent with how the business is viewed internally and managed. The Company conformed this presentation for all periods presented.
This reclassification had no effect on the Company’s previously reported net loss or stockholders’ equity.
Client Revenue Share: Client revenue share charges are payments made to the Company’s clients in exchange for the use of their brand names, logos, the promotion of its clients’ URLs, Web stores and toll-free telephone numbers in clients’ marketing and communications materials, the implementation of programs to provide incentives to consumers to shop through the e-commerce businesses that the Company operates for its clients and other programs and services provided to the consumers of the e-commerce businesses that the Company operates for its clients, net of amounts reimbursed to the Company by its clients. Client revenue share is calculated as either a percentage of product sales or a guaranteed annual amount. Client revenue share charges were $7,274 for the three-month period ended April 4, 2009, and $9,406 for the three-month period ended March 29, 2008 and are included in marketing expenses in the Condensed Consolidated Statements of Operations.
Shipping and Handling Costs: The Company defines shipping and handling costs as only those costs incurred for a third-party shipper to transport products to consumers and these costs are included in cost of revenues from product sales to the extent the costs are less than or equal to shipping revenue. In some instances, shipping and handling costs exceed shipping charges to the consumer and are subsidized by the Company. Additionally, the Company selectively offers promotional free shipping whereby it ships merchandise to consumers free of all shipping and handling charges. The cost of promotional free shipping and subsidized shipping and handling was $0 for the three-month period ended April 4, 2009, and $2,262 for the three-month period ended March 29, 2008, and is included in marketing expenses in the Condensed Consolidated Statements of Operations.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
Fulfillment Costs: The Company defines fulfillment costs as personnel, occupancy and other costs associated with its fulfillment centers, personnel and other costs associated with its logistical support and vendor operations departments and third-party warehouse and fulfillment services costs. Fulfillment costs were $20,348 for the three-month period ended April 4, 2009, and $23,940 for the three-month period ended March 29, 2008, and are included in account management and operations expenses in the Condensed Consolidated Statements of Operations.
Recent Accounting Pronouncements: In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of Statement of Financial Accounting Standards (“SFAS”) 157 “Fair Value Measurements” (“SFAS 157”) for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, at least annually, until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted FSP 157-2 for its non-financial assets and liabilities on January 4, 2009 with no impact to its condensed consolidated financial statements.
In December 2007, the FASB issued SFAS 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for an acquirer in a business combination on recognizing and measuring the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the entity acquired in its financial statements. In addition, SFAS 141(R) provides guidance on the recognition and measurement of goodwill acquired in the business combination or a gain from a bargain purchase as well as what information to disclose to enable users of the financial statements to evaluate the nature and financial impact of the business combination. SFAS 141(R) also requires recognition of assets and liabilities of noncontrolling interests acquired, fair value measurement of consideration and contingent consideration, expense recognition for transaction costs and certain integration costs, recognition of the fair value of contingencies, and adjustments to income tax expense for changes in an acquirer’s existing valuation allowances or uncertain tax positions that result from the business combination. The Company adopted the provisions of SFAS 141(R) on January 4, 2009 with no material impact to its condensed consolidated financial statements.
In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes principles and requirements of treatment for the portion of equity in a subsidiary that is not attributable directly or indirectly to a parent. This is commonly known as a minority interest. The objective of SFAS 160 is to improve relevance, comparability, and transparency concerning ownership interests in subsidiaries held by parties other than the parent by providing disclosures that clearly identify between interests of the parent and interest of the noncontrolling owners and the related impacts on the consolidated statement of income and the consolidated statement of financial position. SFAS 160 also provides guidance on disclosures related to changes in the parent’s ownership interest and deconsolidation of a subsidiary. The Company adopted the provisions of SFAS 160 on January 4, 2009 with no impact to its condensed consolidated financial statements.
In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company’s financial statements. The Company adopted the provisions of SFAS 161 on January 4, 2009 with no impact to the disclosures in its condensed consolidated financial statements.
In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP APB 14-1”), which changes the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-1 requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The Company’s $207,500 principal amount of subordinated convertible notes are subject to the provisions of FSP APB 14-1 because under the notes the Company has the ability to elect cash settlement of the conversion value of the notes. The Company adopted FSP APB 14-1 on January 4, 2009, and is required to apply its provisions retrospectively for all periods presented. See Note 6, Long-Term Debt and Credit Facility, for additional information regarding the Company’s convertible notes.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The following tables reflect the impact of FSP APB 14-1 on the Company’s previously reported financial statements:

	As of January 3, 2009
		As
	As Originally	Retrospectively
Condensed Consolidated Balance Sheet	Reported	Applied	Increase/(Decrease)
Assets
Long-term deferred tax assets	$28,862	$10,505	$(18,357)
Other assets	18,473	17,168	(1,305)
Total assets	734,896	715,234	(19,662)
Liabilities
Convertible notes	207,500	161,951	(45,549)
Total liabilities	487,078	441,529	(45,549)
Stockholders’ Equity
Additional paid in capital	383,883	428,852	44,969
Accumulated deficit	(134,214)	(153,296)	(19,082)
Total stockholders’ equity	247,818	273,705	25,887
Total liabilities and stockholders’ equity	734,896	715,234	(19,662)

	Three Months Ended March 29, 2008
		As
	As Originally	Retrospectively	Effect of Change on
Condensed Consolidated Statement of Operations	Reported	Applied	Net Loss
Interest expense	$2,177	$4,370	$(2,193)
Total other expense	1,283	3,476	(2,193)
Loss before income taxes	(19,112)	(21,305)	(2,193)
Benefit for income taxes	(9,547)	(10,457)	910
Net loss	(9,565)	(10,848)	(1,283)
Basic and diluted loss per share	(0.20)	(0.23)	(0.03)

			Change in Net Cash
			Provided By (Used In)
Condensed Consolidated Statement of Cash Flows			Operating Activities
Net loss	(9,565)	(10,848)	(1,283)
Amortization of discount on convertible notes	—	2,308	2,308
Deferred income taxes	(9,547)	(10,457)	(910)
Other assets, net	1,777	1,662	(115)
Net cash used in operating activities	(40,450)	(40,450)	—
In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock,” (“EITF 07-5”). EITF 07-5 provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception under SFAS 133. The Company adopted the provisions of EITF 07-5 on January 4, 2009 with no impact to its condensed consolidated financial statements.
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires that unvested stock-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) should be classified as participating securities and should be included in the computation of earnings per share pursuant to the two-class method as described by SFAS 128, “Earnings per Share.” The Company adopted the provisions of FSP EITF 03-6-1 on January 4, 2009 with no material impact to its condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE 3— FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in thousands):

	Fair Value Measurements on January 3, 2009
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
Recurring Fair Value Measures	(Level 1)	(Level 2)	(Level 3)

Assets
Cash and cash equivalents(1)
Money market mutual funds	$97,849	$—	$—
Other assets
Cash surrender value of life insurance policies	—	991	—

	$97,849	$991	$—

(1)	Cash and cash equivalents total $130,315 as of January 3, 2009, and are comprised of $97,849 of money market mutual funds and $32,466 of bank deposits.

	Fair Value Measurements on April 4, 2009
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
Recurring Fair Value Measures	(Level 1)	(Level 2)	(Level 3)

Assets
Cash and cash equivalents(1)
Money market mutual funds	$20,499	$—	$—
Other assets
Cash surrender value of life insurance policies	—	964	—

	$20,499	$964	$—

(1)	Cash and cash equivalents total $48,105 as of April 4, 2009, and are comprised of $20,499 of money market mutual funds and $27,606 of bank deposits.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The Company’s financial assets and liabilities subject to fair value measurements on a non- recurring basis are as follows (in thousands):

	Fair Value Measurements on January 3, 2009
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
Nonrecurring Fair Value Measures	(Level 1)	(Level 2)	(Level 3)

Assets
Other assets
Equity investments	$—	$—	$1,418

	$—	$—	$1,418

For fiscal 2008, the Company recognized an other than temporary impairment loss of $1,665 which reduced the carrying value of one of its equity investments from $3,083 to its estimated fair value of $1,418.
The Company did not have any non-recurring fair value measurements in the first quarter of fiscal 2009.
NOTE 4—PROPERTY AND EQUIPMENT
The major classes of property and equipment, at cost, as of January 3, 2009 and April 4, 2009 are as follows:

	January 3,	April 4,
	2009	2009
Computer hardware and software	$190,957	$196,892
Building and building improvements	44,721	44,729
Furniture, warehouse and office equipment, and other	40,423	40,785
Land	7,889	7,889
Leasehold improvements	4,592	4,724
Capitalized leases	28,141	28,141
Construction in progress	1,497	1,497

	318,220	324,657
Less: Accumulated depreciation	(153,387)	(165,504)

Property and equipment, net	$164,833	$159,153

The Company’s net book value in capital leases, which consist of warehouse equipment and computer hardware, was $21,283 as of April 4, 2009 and $22,595 as of January 3, 2009. Amortization of capital leases is included within depreciation and amortization expense on the Condensed Consolidated Statements of Operations. Interest expense recorded on capital leases was $396 for the three-month period ended April 4, 2009 and $276 for the three-month period ended March 29, 2008.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the changes in the carrying amount of goodwill for each of the Company’s reportable segments:

		Interactive
	E-Commerce	Marketing
	Services	Services	Consolidated
January 3, 2009	$82,758	$112,238	$194,996
Foreign currency translation	(108)	—	(108)

April 4, 2009	$82,650	$112,238	$194,888

The Company’s intangible assets are as follows:

	January 3,	April 4,	Weighted- Average
	2009	2009	Life
			(in years)
Gross carrying value of intangible assets subject to amortization:
Customer contracts	$38,773	$38,773	2.5
Non-compete agreements	3,838	3,838	3.0
Purchased technology	4,493	4,493	4.0
Trade name	470	470	1.1
Foreign currency translation	(691)	(652)

	46,883	46,922	2.5

Accumulated amortization:
Customer contracts	(15,302)	(17,099)
Non-compete agreements	(1,599)	(1,919)
Purchased technology	(1,152)	(1,463)
Trade name	(470)	(470)
Foreign currency translation	183	163

	(18,340)	(20,788)

Net carrying value:
Customer contracts	23,471	21,674
Non-compete agreements	2,239	1,919
Purchased technology	3,341	3,030
Trade name	—	—
Foreign currency translation	(508)	(489)

Total intangible assets subject to amortization, net	28,543	26,134

Indefinite life intangible assets:
Trade name	18,120	18,120

Total intangible assets	$46,663	$44,254

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
Amortization expense of intangible assets was $2,448 for the three-month period ended April 4, 2009 and $1,885 for the three-month period ended March 29, 2008. Estimated future amortization expense related to intangible assets as of April 4, 2009, which does not reflect any foreign currency translation effects, is as follows:

Fiscal 2009	$7,284
Fiscal 2010	7,892
Fiscal 2011	5,641
Fiscal 2012	2,538
Fiscal 2013	1,786
Thereafter	1,482

$26,623

NOTE 6—LONG-TERM DEBT AND CREDIT FACILITY
The following table summarizes the Company’s long-term debt as of:

	January 3,	April 4,
	2009	2009

Convertible notes	$161,951	$164,497
Notes payable (1)	12,663	12,615
Capital lease obligations	24,833	23,639
Credit facility (2)	—	—

	199,447	200,751
Less: Current portion of notes payable	(184)	(187)
Less: Current portion of capital lease obligations	(4,703)	(4,711)

	$194,560	$195,853

(1)	The estimated fair market value of the notes payable approximated their carrying value as of April 4, 2009 and January 3, 2009.

(2)	The Company had no outstanding borrowings and $1,575 of outstanding letters of credit under its $90,000 secured revolving credit facility as of April 4, 2009.
In May 2008, the FASB issued FSP APB 14-1, which requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The Company’s $207,500 principal amount of subordinated convertible notes are subject to the provisions of FSP APB 14-1 because the Company has the ability to elect cash settlement of the conversion value of the notes. The liability component of the notes is determined based on the present value of the notes using the Company’s nonconvertible debt borrowing rate on the issuance date. The equity component is the difference between the proceeds from the issuance of the note and the fair value of the liability component. The resulting debt discount, equal to the excess of the principal amount of the liability over its carrying amount, will be amortized to interest expense using the effective interest method over the expected life of the debt. The Company adopted FSP APB 14-1 on January 4, 2009 and applied it retrospectively to all periods presented.
3% Convertible Notes due 2025
In fiscal 2005, the Company completed a public offering of $57,500 aggregate principal amount of 3% subordinated convertible notes due June 1, 2025. The notes bear interest at 3%, payable semi-annually on June 1 and December 1.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
Holders may convert the notes into shares of the Company’s common stock (or cash or a combination of the Company’s common stock and cash, if the Company so elects) at a conversion rate of 56.1545 shares per $1,000 principal amount of notes (representing a conversion price of approximately $17.81 per share). Based on the Company’s closing stock price of $13.60 on April 3, 2009, the if-converted value of the notes does not exceed the aggregate principal amount of the notes.
The following table provides additional information about the Company’s 3% convertible notes:

	As of	As of
	January 3, 2009	April 4, 2009
Carrying amount of the equity component	18,187	18,187
Principal amount of the liability component	57,500	57,500
Unamortized discount of liability component	6,574	5,478
Net carrying amount of liability component	50,926	52,022
Remaining amortization period of discount		14 months
Effective interest rate on liability component		12.00%
The Company recognized interest expense from the 3% convertible notes of $1,624 for the three-months ended April 4, 2009, which was comprised of $1,096 for the amortization of the discount on the liability component, $431 for the contractual interest coupon, and $97 for the amortization of the liability component of the issue costs. The Company recognized interest expense of $1,495 for the three-months ended March 29, 2008 which was comprised of $1,064 for the amortization of the discount on the liability component and $431 for the contractual interest coupon.
The estimated fair market value of the subordinated convertible notes was $50,959 as of April 4, 2009 and $40,825 as of January 3, 2009 based on quoted market prices.
2.5% Convertible Notes due 2027
In fiscal 2007, the Company completed a private placement of $150,000 of aggregate principal amount of 2.5% subordinated convertible notes due June 1, 2027, raising net proceeds of approximately $145,000, after deducting initial purchaser’s discount and issuance costs. The notes bear interest at 2.5%, payable semi-annually on June 1 and December 1.
Holders may convert the notes into shares of the Company’s common stock (or cash or a combination of the Company’s common stock and cash, if the Company so elects) at a conversion rate of 33.3333 shares per $1,000 principal amount of notes (representing a conversion price of approximately $30.00 per share). Based on the Company’s closing stock price of $13.60 on April 3, 2009, the if-converted value of the notes does not exceed the aggregate principal amount of the notes.
The following table provides additional information about the Company’s 2.5% convertible notes:

	As of	As of
	January 3, 2009	April 4, 2009
Carrying amount of the equity component	26,783	26,783
Principal amount of the liability component	150,000	150,000
Unamortized discount of liability component	38,975	37,525
Net carrying amount of liability component	111,025	112,475
Remaining amortization period of discount		62 months
Effective interest rate on liability component		8.60%
The Company recognized interest expense on the 2.5% convertible notes of $2,500 for the three-months ended April 4, 2009 which was comprised of $1,450 for the amortization of the discount on the liability component, $938 for the contractual interest coupon, and $112 for the amortization of the liability component of the issue costs. The Company recognized interest expense of $2,378 for the three-months ended March 29, 2008 which was comprised of $1,440 for the amortization of the discount on the liability component and $938 for the contractual interest coupon.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The estimated fair market value of the subordinated convertible notes was $91,875 as of April 4, 2009 and $68,748 as of January 3, 2009 based on quoted market prices.
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
Operating and Capital Commitments
The following summarizes the Company’s principal operating and capital commitments as of April 4, 2009:

	Payments due by fiscal year
	2009	2010	2011	2012	2013	Thereafter	Total

Operating lease obligations(1)	$12,462	$15,775	$12,747	$9,347	$7,402	$18,057	$75,790
Purchase obligations(1)	69,546	5,953	992	—	—	—	76,491
Client revenue share payments(1)	14,951	27,173	27,683	20,818	8,707	53,850	153,182
Debt interest(1)	6,589	5,241	4,509	4,497	4,481	11,062	36,379
Debt obligations	136	57,696	209	563	237	161,275	220,116
Capital lease obligations, including interest(2)	4,513	5,976	5,925	5,705	3,608	1,747	27,474

Total	$108,197	$117,814	$52,065	$40,930	$24,435	$245,991	$589,432

(1)	Not required to be recorded in the Condensed Consolidated Balance Sheet as of April 4, 2009 in accordance with accounting principles generally accepted in the United States of America.

(2)	Capital lease obligations, excluding interest, are recorded in the Condensed Consolidated Balance Sheets.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
Approximately $1,793 of unrecognized tax benefits have been recorded as liabilities as of April 4, 2009, in accordance with FIN 48, and the Company is uncertain as to if or when such amounts may be settled; as a result, these obligations are not included in the table above. Changes to these tax contingencies that are reasonably possible in the next 12 months are not expected to be material.
NOTE 8—STOCK AWARDS
The Company currently maintains the 2005 Equity Incentive Plan (“the Plan”) which provides for the grant of equity to certain employees, directors and other persons. As of April 4, 2009, 1,399 shares of common stock were available for future grants under the Plan. The equity awards granted under the Plan generally vest at various times over periods ranging up to five years and have terms of up to ten years after the date of grant, unless the optionee’s service to the Company is interrupted or terminated.
Stock Options and Warrants
The following table summarizes the stock option and warrant activity for the three-month period ended April 4, 2009:

		Weighted	Weighted Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	(in thousands)	Price	Life (in years)	Value
Outstanding at January 3, 2009	4,244	$9.50
Granted	—	—
Exercised	(12)	$6.11
Forfeited/Cancelled	(94)	$11.41

Outstanding at April 4, 2009	4,138	$9.47	3.39	$19,097

Vested and expected to vest at April 4, 2009	4,138	$9.47	3.39	$19,097

Exercisable at April 4, 2009	3,938	$9.83	3.46	$16,877

The Company recognized no stock-based compensation expense for stock options for the three-month period ended April 4, 2009, and $57 of stock-based compensation expense for the three-month period ended March 29, 2008.
Restricted Stock Units and Awards
The Company also has issued restricted stock units and restricted stock awards to certain employees. The grant-date fair value of restricted stock is based on the market price of the stock, and compensation cost is amortized to expense on a straight-line basis over the vesting period during which employees perform services.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The following summarizes the restricted stock unit and restricted stock award activity for the three-month period ended April 4, 2009:

		Weighted
	Number of	Average
	Shares	Grant Date
	(in thousands)	Fair Value
Nonvested shares at January 3, 2009	3,793	$18.86
Granted	1,643	$10.58
Vested	(579)	$15.36
Forfeited/Cancelled	(105)	$14.63

Nonvested shares at April 4, 2009	4,752	$16.52

The Company recognized $5,198 of stock-based compensation expense for restricted stock for the three-month period ended April 4, 2009, and $3,311 of stock-based compensation expense for the three-month period ended March 29, 2008.
NOTE 9—INCOME TAXES
At the end of each interim period, the Company estimates its annual effective tax rate and applies that rate to its ordinary year-to-date earnings. FASB’s Interpretation (“FIN”) 18, “Accounting for Income Taxes in Interim Periods,” (“FIN 18”) provides that if in a separate jurisdiction, the Company anticipates an ordinary loss for the year in which a tax benefit cannot be recognized in accordance with SFAS 109, then the Company excludes the ordinary loss in that jurisdiction and the related tax benefit from the computation of its estimated annual effective tax rate. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs, however, the related benefit or expense is excluded from the annual effective tax rate. The tax expense or benefit related to significant, unusual, or extraordinary items are individually computed and recognized as a discrete item in the interim period in which the item occurs.
The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the tax environment changes. The Company has a historical seasonal pattern of reporting a net loss before income taxes in the first three quarters of its fiscal year offset by income before income taxes in its fiscal fourth quarter. The Company recognizes a tax benefit and increases its deferred tax assets in its interim periods as realization of the tax benefit at the end of the fiscal year is more likely than not.
The Company’s tax provision for the three months ended April 4, 2009 was determined using an estimate of its annual effective tax rate which is 37.9% for fiscal 2009 plus any discrete items that affect taxes that occur during the quarter. The effective tax rate is higher than the 35% federal statutory tax rate primarily due to the benefit from state taxes partially offset by permanent items. FIN 18 provides that if in a separate jurisdiction, the Company anticipates an ordinary loss for the year in which a tax benefit cannot be recognized in accordance with SFAS 109, the Company should exclude the ordinary loss in that jurisdiction and the related tax benefit from the computation of the estimated annual effective tax rate. Estimated annual losses from international operations yield no tax benefit and were removed from the calculation of the annual effective tax rate. The Company does not provide for U.S. taxes on its undistributed earnings of foreign subsidiaries since it intends to invest such undistributed earnings indefinitely outside of the U.S.
The Company’s reported effective tax rate for the three months ended April 4, 2009 was 38.1%. The annual effective tax rate of 37.9% is different from the actual tax rate of 38.1% primarily due to the benefit from certain discrete state items partially offset by losses in foreign operations that generate no tax benefit and therefore they are not included in the pre-tax book income calculation for the annual effective tax rate.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The total amount of liabilities, interest and penalties related to uncertain tax positions and recognized in the Condensed Consolidated Balance Sheet as of April 4, 2009 was $1,793. During the first three months of fiscal 2009, the Company recorded an $85 increase in liabilities, including interest and penalties for uncertain tax positions that were recorded as income tax expense.
NOTE 10—LOSS PER SHARE
Basic net loss per share for all periods has been computed in accordance with SFAS 128. Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the fiscal year.
The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on net loss per share would have been anti-dilutive for the three-month period ended:

	March 29,	April 4,
	2008	2009
Stock units and awards	3,791	4,752
Stock options and warrants	4,372	4,138
Convertible notes	8,229	8,229

	16,392	17,119

The potential number of common shares and dilution from the Company’s Series A Junior Participating Preferred Stock from its Stockholders Right Plan cannot be determined because these shares are not exercisable unless certain future contingent events occur.
NOTE 11 — COMPREHENSIVE LOSS
Comprehensive income is computed as net earnings plus certain other items that are recorded directly to shareholders’ equity in accordance with SFAS 130 “Reporting Comprehensive Income.” Comprehensive loss is calculated as follows:

	Three Months Ended
	March 29,	April 4,
	2008	2009

Net loss	$(10,848)	$(11,081)
Other comprehensive income (loss):
Cumulative translation adjustment	46	(62)

Comprehensive loss	$(10,802)	$(11,143)

NOTE 12—SEGMENT INFORMATION
The Company operates two reportable segments: e-commerce services and interactive marketing services. For e-commerce services, the Company delivers customized solutions to its clients through an integrated platform which is comprised of three components: technology, fulfillment and customer care. The Company offers each of the platform’s components on a modular basis, or as part of an integrated, end-to-end solution. For interactive marketing services, the Company offers online marketing and advertising, user experience and design, studio and e-mail marketing services.

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
The following table’s present summarized information by segment:

	Three Months Ended March 29, 2008
	E-Commerce	Interactive	Intersegment
	Services	Marketing Services	Eliminations	Consolidated
Net revenues	$187,599	$12,085	$(4,141)	$195,543
Costs and expenses before depreciation, amortization and stock-based compensation expense	188,891	11,192	(4,141)	195,942

Operating (loss) income before depreciation, amortization and stock-based compensation expense	(1,292)	893	—	(399)
Depreciation and amortization				13,809
Stock-based compensation expense				3,621

Loss from operations				(17,829)

Interest expense				4,370
Interest income				(1,039)
Other expense, net				145

Loss before income taxes				$(21,305)

	Three Months Ended April 4, 2009
	E-Commerce	Interactive	Intersegment
	Services	Marketing Services	Eliminations	Consolidated
Net revenues	$178,510	$25,122	$(7,157)	$196,475
Costs and expenses before depreciation, amortization and stock-based compensation expense	174,841	20,970	(7,157)	188,654

Operating income before depreciation, amortization and stock-based compensation expense	3,669	4,152	—	7,821
Depreciation and amortization				15,401
Stock-based compensation expense				5,452

Loss from operations				(13,032)

Interest expense				4,796
Interest income				(151)
Other expense, net				229

Loss before income taxes				$(17,906)

The Company’s operations are substantially within the United States.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements, as defined under federal securities law. The words “look forward to,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “could,” “guidance,” “potential,” “opportunity,” “continue,” “project,” “forecast,” “confident,” “prospects,” “schedule,” “designed,” “future,” “discussions,” “if” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, consumer spending, the financial markets and the industries in which we and our clients operate, changes affecting the Internet and e-commerce, our ability to develop and maintain relationships with strategic clients and suppliers and the timing of our establishment, extension or termination of our relationships with strategic clients, our ability to timely and successfully develop, maintain and protect our technology, confidential and proprietary information, and product and service offerings and execute operationally, our ability to attract and retain qualified personnel, our ability to successfully integrate our acquisitions of other businesses, and the performance of acquired businesses. In addition, the current global economic environment could have a significant impact on many of these risks. More information about potential factors that could affect us are described in Part I, Item 1A in our Form 10-K for the fiscal year ended January 3, 2009, filed with the SEC on March 16, 2009. We expressly disclaim any intent or obligation to update these forward-looking statements.
Executive Overview
First Quarter of Fiscal 2009 Financial Results and Significant Events:
•	Net revenues remained relatively constant compared to the first quarter of fiscal 2008. Service fee revenues grew 25% and net revenues from product sales decreased 14%. E-commerce services segment net revenues decreased by 5% and interactive marketing services segment net revenues increased by 107%.
•	Net loss was $11.1 million in the first quarter of fiscal 2009, inclusive of a benefit for income taxes of $6.8 million, compared to a net loss of $10.8 million in the first quarter of fiscal 2008, inclusive of a tax benefit of $10.5 million. Loss from operations improved to $13.0 million in the first quarter of fiscal 2009 compared to a loss of $17.8 million in the first quarter of 2008.
2009 Outlook:
•	For the remainder of fiscal 2009, compared to the same period in fiscal 2008, we expect a modest decrease in net revenues due primarily to the termination of a client relationship of one our top ten contributors of service fee revenues in fiscal 2008 as a result of the client’s liquidation, and the transition during fiscal 2009 of one owned inventory client to a non-owned inventory deal structure. We believe that the client transition will result in a decrease in net revenues from product sales partially offset by an increase in service fee revenues and will have no material effect on earnings. We also expect this transition will decrease our cost of revenues from product sales and our marketing expenses. In addition, we believe, due to the current economic environment, same store e-commerce revenues for the remainder of fiscal 2009 will grow at a more moderate rate than in fiscal 2008 and that capital expenditures will modestly decrease in fiscal 2009. We continue to expect that we will have a net loss in fiscal 2009.
Results of Operations
Three-month period ended April 4, 2009 and March 29, 2008 (amounts in tables in millions):
Net Revenues
We derive our revenues from products we sell through our clients’ e-commerce business, from service fees we earn for developing and operating our clients’ e-commerce businesses, and from service fees we earn from providing interactive marketing services.

Net Revenues from Product Sales. Net revenues from product sales are derived from products we sell through our clients’ e-commerce Web stores, including outbound shipping charges for all clients for which we provide fulfillment services. Net revenues from product sales are net of allowances for returns and discounts. We recognize revenue from product sales and shipping when products are shipped and title and risk of ownership passes to the consumer.
Service Fee Revenues. Service fee revenues include revenues we earn from providing e-commerce services and interactive marketing services. E-commerce service fee revenues are generated from a client’s use of one or more of our e-commerce platform components, which include technology, fulfillment and customer care, as well as from professional services and gift card breakage. Interactive marketing service fee revenues are generated from online marketing, advertising, email and design services. Service fee revenues can be fixed or variable and are based on the activity performed, the value of merchandise sold, or the gross profit from a transaction.

					First Qtr Fiscal 2009
					vs.
					First Qtr Fiscal 2008
	First Qtr Fiscal 2008		First Qtr Fiscal 2009		Change	Change
Net Revenues by Type:
Net revenues from product sales	$123.1	63%	$106.2	54%	$(16.9)	(14%)
Service fee revenues	72.4	37%	90.3	46%	17.9	25%

Total net revenues	$195.5	100%	$196.5	100%	$1.0	1%

Net Revenues by Segment:
E-Commerce services	$187.5	96%	$178.5	91%	$(9.0)	(5%)
Interactive marketing services	12.1	6%	25.1	13%	13.0	107%
Intersegment eliminations	(4.1)	(2%)	(7.1)	(4%)	(3.0)	73%

Total net revenues	$195.5	100%	$196.5	100%	$1.0	1%

Net Revenues by Type
Net Revenues from Product Sales. Net revenues from product sales decreased $16.9 million in the first quarter of fiscal 2009. This decrease was primarily due to the transition during the first quarter of fiscal 2009 of one owned inventory client to a non-owned inventory deal structure, a decrease in revenue from our professional sports league clients, and a decrease in sales from one consumer electronics client. Of this decrease, $11.0 million was due to a decrease in revenues due to the client transition and from clients that ceased doing business with us after the first quarter of fiscal 2008, and $5.9 million was due to a decrease in revenues from clients that operated for the entirety of both periods. Shipping revenue for all clients for which we provide fulfillment services was $26.7 million for the first quarter of fiscal 2009 and $24.8 million for the first quarter of fiscal 2008.
Service Fee Revenues. Service fee revenues increased $17.9 million in the first quarter of fiscal 2009. This increase was primarily due to the addition and growth of e-Dialog, Inc. (“e-Dialog”), which we acquired in February 2008, the client transition discussed above, increased revenues from clients that operated for the entirety of both periods, and increased revenues from clients that initially began generating revenue after the first quarter of fiscal 2008. Partially offsetting these increases was a decrease in revenues from clients that terminated their relationship with us, including the liquidation of the business of a client that was one of our top ten contributors of service fee revenues for fiscal 2008.
For the remainder of fiscal 2009, we expect a continued decrease in net revenues from product sales due to the client transition discussed above. We expect this transition to continue to result in an increase in service fee revenues for the remainder of fiscal 2009, but an overall decline in total net revenues.

Net Revenues by Segment
E-Commerce Services Segment Revenues. Net revenues from e-commerce services decreased $9.0 million in the first quarter of fiscal 2009 due to a $16.9 million decrease in net revenues from product sales which was partially offset by an increase of $7.9 million in service fee revenues.
Of the $9.0 million decrease in net revenues from our e-commerce services segment, $8.2 million was from clients that did not operate for the entirety of both periods, including a client that was one of our top ten contributors of service fee revenues for fiscal 2008 with which we terminated our relationship as a result of that client’s liquidation, and $0.8 million was from clients that operated for the entirety of both periods.
Of the $7.9 million service fee revenue increase, $5.1 million was from an increase in revenues from clients that operated for the entirety of both periods, and $2.8 million was from clients that did not operate for the entirety of both periods. See the discussion above under Net Revenues by Type — Net Revenues from Product Sales for an explanation of the $16.9 million decrease in net revenues from product sales.
Interactive Marketing Services Segment Revenues. Net revenues increased by 107%, or $13.0 million, due primarily to our acquisition of e-Dialog in February 2008 as well as from organic growth in our e-mail marketing, online marketing, design, and digital photo studio services.
Costs and Expenses
Costs and expenses consist of costs of revenues from product sales, marketing expenses, account management and operations expenses, product development expenses, general and administrative expenses and depreciation and amortization expenses. Starting in the second quarter of fiscal 2008 we replaced the former expense line of sales and marketing with two separate line items: (i) marketing, and (ii) account management and operations. We conformed all periods presented to this presentation. This change was made to enable investors to analyze our expenses in a manner consistent with management’s internal view which is used to manage the business.
Costs of Revenues from Product Sales. Costs of revenues from product sales consist primarily of direct costs associated with (i) products we sell through our clients’ Web stores, and (ii) our shipping charges for all clients for which we provide fulfillment services. All costs of revenues from product sales were attributable to our e-commerce services segment.
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

	First Quarter		First Quarter		First Quarter of Fiscal 2009 vs.
	of Fiscal 2008		of Fiscal 2009		First Quarter of Fiscal 2008
		% of		% of
		Net		Net
	$	Revenues	$	Revenues	$ Change	% Change
Cost of revenues from product sales	$85.4	44%	$79.4	41%	$(6.0)	(7%)
Marketing	16.9	9%	10.9	6%	(6.0)	(36%)
Account management and operations	59.1	30%	57.3	29%	(1.8)	(3%)
Product development	22.4	11%	28.0	14%	5.6	25%
General and administrative	15.7	8%	18.5	9%	2.8	18%
Depreciation and amortization	13.8	7%	15.4	8%	1.6	12%

Total costs and expenses	$213.3	109%	$209.5	107%	$(3.8)	(2%)

Cost of Revenues from Product Sales:

	First Qtr	First Qtr
	Fiscal 2008	Fiscal 2009
Cost of revenues from product sales	$85.4	$79.4
As a percentage of net revenues from product sales	69%	75%
Cost of revenues from product sales decreased $6.0 million in the first quarter of fiscal 2009. The decrease in cost of revenues as a percentage of net revenues from 44% in the first quarter of fiscal 2008 to 40% in the first quarter of fiscal 2009 was primarily due to the increase in service fees and the decrease in product sales, because service fees have no associated cost of revenue. We continue to expect a decrease in cost of revenues from product sales as a percentage of net revenues as we expect service fee revenues to continue to grow and net revenues from product sales to continue to decrease.
The increase in cost of revenues from product sales as a percentage of net revenues from product sales from 69% to 75% was primarily due to an increase in shipping revenue. Our cost of generating shipping revenue is higher than our cost of generating revenue on sale of products.
Marketing:

	First Qtr	First Qtr
	Fiscal 2008	Fiscal 2009
Marketing	$16.9	$10.9
As a percentage of net revenues from product sales	14%	10%
Marketing expense decreased $6.0 million in the first quarter of fiscal 2009. As a percentage of net revenues, marketing expenses decreased from 9% to 6%. This decrease was primarily due to the increase in service fees and the decrease in product sales, because service fees have no associated marketing expenses.
As a percentage of net revenues from product sales, marketing expenses decreased from 14% to 10% due primarily to the transition during fiscal 2009 of one owned inventory client to a non-owned inventory deal structure and a decrease in net revenues from product sales. Of the $6.0 million decrease in marketing expenses, $2.3 million was due to a decrease in promotional free shipping and subsidized shipping and handling costs, $2.1 million was due to a decrease in client revenue share expenses caused by decreased sales from owned inventory clients, $1.4 million was due to a decrease in marketing costs, and $0.2 million decrease in other marketing expenses. We expect marketing expenses to continue to decrease in absolute dollars during fiscal 2009 compared to fiscal 2008, because of the expected decrease in net revenues from product sales. We continue to expect a decrease in marketing expenses as a percentage of net revenues, as we expect service fee revenues to increase and net revenues from product sales to decrease.
Account Management and Operations. Account management and operations expenses decreased $1.8 million in the first quarter of fiscal 2009. As a percentage of net revenues, account management and operations expenses decreased from 30% to 29%. The decreases in absolute dollars and as a percentage of net revenues were primarily due to decreases in fulfillment expenses, occupancy costs and credit card fees, partially offset by the e-Dialog acquisition in February 2008. We expect account management and operations expenses to be relatively constant in absolute dollars during fiscal 2009 compared to fiscal 2008, as we believe our fulfillment and call center capacity will be sufficient to accommodate the growth of our domestic and international e-commerce businesses and our interactive marketing services business.

Product Development. Product development expenses increased $5.6 million in the first quarter of fiscal 2009. As a percentage of net revenues, product development expenses increased from 11% to 14%. The increases in absolute dollars and as a percentage of net revenues were primarily due to the e-Dialog acquisition and increased personnel expenses to enhance our e-commerce technology platform. Of the $5.6 million increase in product development expenses, $5.2 million was due to an increase in personnel and related costs and $0.4 million was due to an increase in other product development costs. We continue to expect product development expenses to increase in absolute dollars in fiscal 2009 compared to fiscal 2008, as we plan to continue to launch additional client Web stores, invest in our e-commerce and interactive marketing services platforms and expand our international operations.
General and Administrative. General and administrative expenses increased $2.8 million in the first quarter of fiscal 2009. As a percentage of net revenues, general and administrative expenses increased from 8% to 9%. The increases in absolute dollars and as a percentage of net revenues were primarily due to the e-Dialog acquisition and a $1.3 million charge for acquisition related costs for a potential acquisition that terminated in the first quarter of fiscal 2009. We continue to expect general and administrative expenses to increase in absolute dollars in fiscal 2009 compared to fiscal 2008 as we expect to add new clients, expand our e-commerce and interactive marketing services platforms, and expand our international operations.
Depreciation and Amortization. Depreciation and amortization expenses increased $1.6 million in the first quarter of fiscal 2009. As a percentage of net revenues, depreciation and amortization expenses increased from 7% to 8%. Depreciation expenses increased $1.1 million due to the depreciation of prior and current year fixed asset additions. Amortization expenses increased $0.5 million primarily due to the intangible asset amortization related to the e-Dialog acquisition. While we expect capital expenditures for fiscal 2009 to decrease, we continue to expect depreciation expenses to increase in fiscal 2009 compared to fiscal 2008, as we continue to depreciate capital expenditures made in prior years. We expect amortization expenses to decrease in fiscal 2009 compared to fiscal 2008 due a decrease in intangible asset amortization associated with the Accretive and e-Dialog acquisitions.
Other (Income) Expense

	First Quarter		First Quarter		First Quarter of Fiscal 2009 vs.
	of Fiscal 2008		of Fiscal 2009		First Quarter of Fiscal 2008
		% of		% of
		Net		Net
	$	Revenues	$	Revenues	$ Change	% Change
Interest expense	$4.4	0.6%	$4.8	0.5%	$0.4	9%
Interest income	(1.0)	(0.1%)	(0.1)	0.0%	0.9	(90%)
Other expense	0.1	0.0%	0.2	0.0%	0.1	100%

Total other expenses	$3.5	0.5%	$4.9	0.5%	$1.4	40%

Total other expenses increased $1.4 million in the first quarter of fiscal 2009. The $0.4 million increase in interest expense is due to the amortization of the debt discount on our convertible notes in accordance with FSP APB 14-1. The $0.9 million decrease in interest income was due to lower cash balances as a result of the February 2008 acquisition of e-Dialog, as well as lower interest rates earned in the first quarter of fiscal 2009. The $0.1 million increase in other expense was primarily due to foreign currency exchange losses on transactions denominated in currencies other than the functional currency.
Income Taxes
We recorded a benefit of $6.8 million in the first quarter of fiscal 2009. Our tax provision for interim periods was determined using an estimate of our annual effective tax rate which is 37.9% for fiscal 2009 plus any discrete items that effect taxes that occur during the quarter. The effective tax rate is higher than the 35% federal statutory tax rate primarily due to the benefit from state taxes partially offset by permanent items.
As of January 3, 2009, we had available federal net operating loss carryforwards of approximately $430.9 million which expire in the years 2009 through 2028. As of January 3, 2009, we had available state net operating loss carryforwards of approximately $187.0 million which expire in the years 2010 through 2028 and foreign net operating loss carryforwards of approximately $8.5 million that either begin expiring in 2021 or have no expiration date. A portion of these net operating loss carryforwards are offset by a valuation allowance. Management monitors all available positive and negative evidence related to our ability to utilize our deferred tax assets. Should management determine that it is more likely than not that these deferred tax assets will be utilized, we will release a portion of the remaining valuation allowance. Should management determine that it is more likely than not that these deferred tax assets will not be utilized, we will increase the valuation allowance.

We have federal net operating losses of approximately $231.5 million which will expire as a result of the Internal Revenue Code Section 382 limitation regardless of the amount of future taxable income; and thus has a full valuation allowance recorded against this deferred tax asset.
Seasonality
We have experienced and expect to continue to experience seasonal fluctuations in our revenues from e-commerce services. These seasonal patterns will cause quarterly fluctuations in our operating results. In particular, our fourth fiscal quarter has accounted for and is expected to continue to account for a disproportionate percentage of our total annual revenues. We experience less seasonality in our revenues from interactive marketing services. We believe that results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year.
Liquidity and Capital Resources

	As of
	January 3,	April 4,
	2009	2009
	(in millions)
Cash and cash equivalents	$130.3	$48.1
Percentage of total assets	18%	8%
We expect to generate positive cash flow from operations in fiscal 2009, the substantial majority of which will be generated in our fourth fiscal quarter. We believe that our cash flow from operating activities, cash and cash equivalents balances, and borrowing availability under our $90 million secured revolving credit facility will be sufficient to meet our anticipated operating cash needs for at least the next 12 months.
Sources of Cash
Our principal sources of liquidity in the first quarter of fiscal 2009 were our cash and cash equivalents balances. As of April 4, 2009, we had cash and cash equivalents totaling $48.1 million, compared to $130.3 million of cash and cash equivalents as of January 3, 2009. Our cash equivalents are comprised of money market mutual funds.
We have experienced and expect to continue to experience seasonal fluctuations in our cash flows. We generate the substantial majority of cash from our operating activities in our fourth fiscal quarter. In our first fiscal quarter, we typically use cash generated from operating activities in the fourth quarter of the prior fiscal year to satisfy accounts payable and accrued expenses incurred in the fourth fiscal quarter of our prior fiscal year. During our second and third fiscal quarters, we generally fund our operating expenses and capital expenditures from either cash generated from operating activities, cash and cash equivalents, or financing activities.
As of April 4, 2009, we had no outstanding borrowings under our $90 million secured revolving bank credit facility, compared with $15.0 million of borrowings as of March 29, 2008. The credit facility contains financial and restrictive covenants that limit our ability to engage in activities that may be in our long term best interests. We do not believe the financial covenants will limit our ability to utilize the entire borrowing availability in fiscal 2009, if necessary.
Uses of Cash
We used $72.6 million and $40.5 million of cash flows from operating activities in the first quarter of fiscal 2009 and fiscal 2008, respectively.
We invest cash to support our operations and infrastructure needs and to make acquisitions and strategic investments. We invested $0.75 million in the first quarter of fiscal 2009 and $145.0 million in the first quarter of fiscal 2008 for our acquisition of e-Dialog. Our capital expenditures totaled $7.4 million and $17.5 million in the first quarter of fiscal 2009 and fiscal 2008, respectively. Our capital expenditures have generally comprised purchases of computer hardware and software, internally developed software, furniture and fixtures, and real estate. We expect a modest decrease in capital expenditures in fiscal 2009.

Critical Accounting Policies
The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect our assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates under different conditions. For a full description of our critical accounting policies, see Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2008 Annual Report on Form 10-K for the fiscal year ended January 3, 2009, filed with the SEC on March 16, 2009.
Recent Accounting Pronouncements
See Item 1 of Part I, “Financial Statements — Note 2, Summary of Significant Accounting Policies” for recent accounting pronouncements that could have an effect on us.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no significant changes in market risks for the fiscal quarter ended April 4, 2009. See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009 filed with the Securities and Exchange Commissions (“SEC”) on March 16, 2009.
ITEM 4: CONTROLS AND PROCEDURES.
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation, as of April 4, 2009, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e).
Based on this evaluation, our chief executive officer and our chief financial officer have concluded that, as of April 4, 2009, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective at the reasonable assurance level, to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. We monitor and evaluate on an ongoing basis our internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, we modify and refine our internal processes and controls as conditions warrant. As required by Rule 13a-15(d), our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended April 4, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fiscal quarter ended April 4, 2009.
PART II — OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS.
See Item 1 of Part I, “Financial Statements — Note 7, Commitments and Contingencies.”
ITEM 1A: RISK FACTORS.
There have been no material changes with regard to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009 filed with the Securities and Exchange Commissions on March 16, 2009.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3: DEFAULTS UPON SENIOR SECURITIES.
None
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS WHO ARE NOT ALSO DIRECTORS.
None
ITEM 5: OTHER INFORMATION.
None
ITEM 6: EXHIBITS.

3.1	Amended and Restated Bylaws of GSI Commerce, Inc. (filed with the Company’s current Report on Form 8-K filed on January 29, 2009 and incorporated herein by reference)
10.1
Termination Agreement, dated as of January 28, 2009, by and among GSI Commerce, Inc., Bulldog Acquisition Corp. and Innotrac Corporation (filed with the Company’s current Report on Form 8-K filed on March 16, 2009 and incorporated herein by reference)

10.2	Michael Rubin Form of PRSU Agreement
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf on the date indicated by the undersigned thereunto duly authorized.
Date: May 14, 2009

GSI COMMERCE, INC.
By:	/s/ MICHAEL G. RUBIN
Michael G. Rubin
Chairman, President and Chief Executive Officer

By:	/s/ MICHAEL R. CONN
Michael R. Conn
Executive Vice President, Finance and Chief Financial Officer (principal financial officer & principal accounting officer)

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Bylaws of GSI Commerce, Inc. (filed with the Company’s current Report on Form 8-K filed on January 29, 2009 and incorporated herein by reference)
10.1
Termination Agreement, dated as of January 28, 2009, by and among GSI Commerce, Inc., Bulldog Acquisition Corp. and Innotrac Corporation (filed with the Company’s current Report on Form 8-K filed on March 16, 2009 and incorporated herein by reference)

10.2	Michael Rubin Form of PRSU Agreement
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002