Form 10-Q/A
period 2009-04-04
GSI COMMERCE INC
filed 2009-08-04
CIK 828750

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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     There were 48,892,325 shares of the registrant’s Common Stock outstanding as of the close of business on May 8, 2009.

FORM 10-Q/A
AMENDMENT NO. 1
FOR THE QUARTER ENDED APRIL 4, 2009
EXPLANATORY NOTE
          This Form 10-Q/A (the “Amendment”) is Amendment No. 1 to and amends our Form 10-Q for the period ended April 4, 2009, which was filed with the Securities and Exchange Commission on May 14, 2009 (the “Original Filing”) to correct an immaterial misstatement in our stock-based compensation expense. For discussion regarding the correction, see Note 13 “Financial Statement Correction of Misstatement and Retrospective Application of FSP APB 14-1,” under Notes to Condensed Consolidated Financial Statements.
          This Form 10-Q/A amends and corrects only Items 1 and 2 of Part I of the Original Filing to reflect the effects of the adjustments to the Company’s financial statements for the periods presented. The remaining items contained within this Amendment No. 1 consist of all other items originally contained in the Form 10-Q for the quarterly period ended April 4, 2009. These remaining items are not amended hereby, but are included for the convenience of the reader. Except for the forgoing amended information, this Amendment continues to describe conditions as of the date of the Original Filing, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date. The Company is also updating the Signature Page and certifications contained in Exhibits 31.1, 31.2 and 32.1.
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

PART I
ITEM 1: FINANCIAL STATEMENTS
GSI COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	January 3,	April 4,
	2009	2009(1)
ASSETS
Current assets:
Cash and cash equivalents	$130,315	$48,105
Accounts receivable, less allowance for doubtful accounts of $2,747 and $1,727	78,544	61,712
Inventory	42,856	39,373
Deferred tax assets	18,125	17,742
Prepaid expenses and other current assets	11,229	11,840

Total current assets	281,069	178,772

Property and equipment, net	164,833	159,153
Goodwill	194,996	194,888
Intangible assets, net of accumulated amortization of $18,340 and $20,788	46,663	44,254
Long-term deferred tax assets	11,296	19,011
Other assets, net of accumulated amortization of $16,384 and $17,010	17,168	15,448

Total assets	$716,025	$611,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$98,100	$47,664
Accrued expenses	116,747	68,993
Deferred revenue	20,397	17,375
Current portion of long-term debt	4,887	4,898

Total current liabilities	240,131	138,930

Convertible notes	161,951	164,497
Long-term debt	32,609	31,356
Deferred revenue and other long-term liabilities	6,838	7,645

Total liabilities	441,529	342,428

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding as of January 3, 2009 and April 4, 2009	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 47,630,824 and 48,534,843 shares issued as of January 3, 2009 and April 4, 2009 respectively; 47,630,621 and 48,534,640 shares outstanding as of January 3, 2009 and April 4, 2009, respectively	476	485
Additional paid in capital	430,933	437,698
Accumulated other comprehensive loss	(2,327)	(2,389)
Accumulated deficit	(154,586)	(166,696)

Total stockholders’ equity	274,496	269,098

Total liabilities and stockholders’ equity	$716,025	$611,526

(1)	As corrected, see Note 13.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 29,	April 4,
	2008(1)	2009(2)

Revenues:
Net revenues from product sales	$123,120	$106,191
Service fee revenues	72,423	90,284

Net revenues	195,543	196,475

Costs and expenses:
Cost of revenues from product sales	85,417	79,355
Marketing	16,875	10,861
Account management and operations, inclusive of $1,466 and $2,256 of stock-based compensation	59,443	57,741
Product development, inclusive of $611 and $1,451 of stock-based compensation	22,621	28,374
General and administrative, inclusive of $2,592 and $3,247 of stock-based compensation	16,255	19,277
Depreciation and amortization	13,809	15,401

Total costs and expenses	214,420	211,009

Loss from operations	(18,877)	(14,534)

Other (income) expense:
Interest expense	4,370	4,796
Interest income	(1,039)	(151)
Other expense	145	229

Total other expense	3,476	4,874

Loss before income taxes	(22,353)	(19,408)
Benefit for income taxes	(10,855)	(7,298)

Net loss	$(11,498)	$(12,110)

Basic and diluted loss per share	$(0.25)	$(0.25)

Weighted average shares outstanding — basic and diluted	46,924	47,926

(1)	As retrospectively adjusted and corrected, see Note 13.

(2)	As corrected, see Note 13.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 29,	April 4,
	2008(1)	2009(2)

Cash Flows from Operating Activities:
Net loss	$(11,498)	$(12,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,910	12,962
Amortization	1,899	2,439
Amortization of discount on convertible notes	2,308	2,546
Stock-based compensation	4,669	6,954
Foreign currency transaction losses	—	238
Deferred income taxes	(10,855)	(7,250)
Changes in operating assets and liabilities:
Accounts receivable, net	18,750	16,802
Inventory	1,239	3,483
Prepaid expenses and other current assets	1,121	(549)
Other assets, net	1,662	1,965
Accounts payable and accrued expenses	(65,295)	(97,854)
Deferred revenue	3,640	(2,236)

Net cash used in operating activities	(40,450)	(72,610)

Cash Flows from Investing Activities:
Payments for acquisitions of businesses, net of cash acquired	(145,001)	(750)
Cash paid for property and equipment, including internal use software	(17,482)	(7,411)

Net cash used in investing activities	(162,483)	(8,161)

Cash Flows from Financing Activities:
Borrowings on revolving credit loan	15,000	—
Debt issuance costs paid	(454)	(38)
Repayments of capital lease obligations	(468)	(1,195)
Repayments of mortgage note	(68)	(47)
Proceeds from exercise of common stock options	158	72

Net cash provided by (used in) financing activities	14,168	(1,208)

Effect of exchange rate changes on cash and cash equivalents	4	(231)

Net decrease in cash and cash equivalents	(188,761)	(82,210)
Cash and cash equivalents, beginning of period	231,511	130,315

Cash and cash equivalents, end of period	$42,750	$48,105

Supplemental Cash Flow Information
Cash paid during the period for interest	$782	$703
Cash paid during the period for income taxes	357	1,458
Noncash Investing and Financing Activities:
Accrual for purchases of property and equipment	3,401	3,581

(1)	As retrospectively adjusted and corrected, see Note 13.

(2)	As corrected, see Note 13.
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
     This quarterly report should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the fiscal year ended January 3, 2009, presented in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on August 4, 2009.
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
     In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP APB 14-1”), which changes the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-1 requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The Company’s $207,500 principal amount of subordinated convertible notes are subject to the provisions of FSP APB 14-1 because under the notes the Company has the ability to elect cash settlement of the conversion value of the notes. The Company adopted FSP APB 14-1 on January 4, 2009, and is required to apply its provisions retrospectively for all

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
periods presented. See Note 6, Long-Term Debt and Credit Facility, for additional information regarding the Company’s convertible notes and Note 13, Financial Statement Correction of Misstatement and Retrospective Application of FSP APB 14-1, for the impact of FSP APB 14-1 on the Company’s financial statements.
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
NOTE 3—FAIR VALUE OF FINANCIAL INSTRUMENTS
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
     The Company’s financial assets and liabilities subject to fair value measurements on a non-recurring basis are as follows (in thousands):

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

     The Company’s intangible assets are as follows:

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

			Weighted-
	January 3,	April 4,	Average
	2009	2009	Life
			(in years)
Gross carrying value of intangible assets subject to amortization:
Customer contracts	$38,773	$38,773	2.5
Non-compete agreements	3,838	3,838	3.0
Purchased technology	4,493	4,493	4.0
Trade name	470	470	1.1
Foreign currency translation	(691)	(652)

	46,883	46,922	2.5

Accumulated amortization:
Customer contracts	(15,302)	(17,099)
Non-compete agreements	(1,599)	(1,919)
Purchased technology	(1,152)	(1,463)
Trade name	(470)	(470)
Foreign currency translation	183	163

	(18,340)	(20,788)

Net carrying value:
Customer contracts	23,471	21,674
Non-compete agreements	2,239	1,919
Purchased technology	3,341	3,030
Trade name	—	—
Foreign currency translation	(508)	(489)

Total intangible assets subject to amortization, net	28,543	26,134

Indefinite life intangible assets:
Trade name	18,120	18,120

Total intangible assets	$46,663	$44,254

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
     In May 2008, the FASB issued FSP APB 14-1, which requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The Company’s $207,500 principal amount of subordinated convertible notes are subject to the provisions of FSP APB 14-1 because the Company has the ability to elect cash settlement of the conversion value of the notes. The liability component of the notes is determined based on the present value of the notes using the Company’s nonconvertible debt borrowing rate on the issuance date. In order to determine the fair value of the debt portion and equity portion of the Company’s convertible notes in accordance with SFAS 157, the Company used a market approach to determine the market rate for comparable transactions had the Company issued nonconvertible debt with similar embedded features other than the conversion feature by using prices and other relevant information generated by market transactions at or near the issuance date of our convertible notes. The equity component is the difference between the proceeds from the issuance of the note and the fair value of the liability component. The resulting debt discount, equal to the excess of the principal amount of the liability over its carrying amount, will be amortized to interest expense using the effective interest method over the expected life of the debt. The Company adopted FSP APB 14-1 on January 4, 2009 and applied it retrospectively to all periods presented.
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
     The Company recognized interest expense from the 3% convertible notes of $1,624 for the three-months ended April 4, 2009, which was comprised of $1,096 for the amortization of the discount on the liability component, $431 for the contractual interest coupon, and $97 for the amortization of the liability component of the issue costs. The Company recognized interest expense of $1,495 for the three-months ended March 29, 2008 which was comprised of $976 for the amortization of the discount on the liability component, $431 for the contractual interest coupon, and $88 for the amortization of the liability component of the issue costs.
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
     The Company recognized interest expense on the 2.5% convertible notes of $2,500 for the three-months ended April 4, 2009 which was comprised of $1,450 for the amortization of the discount on the liability component, $938 for the contractual interest coupon, and $112 for the amortization of the liability component of the issue costs. The Company recognized interest expense of $2,378 for the three-months ended March 29, 2008 which was comprised of $1,332 for the amortization of the discount on the liability component, $938 for the contractual interest coupon, and $108 for the amortization of the liability component of the issue costs.
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

     The Company recognized $6,700 of stock-based compensation expense for restricted stock for the three-month period ended April 4, 2009, and $4,359 of stock-based compensation expense for the three-month period ended March 29, 2008.
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
     The Company’s reported effective tax rate for the three months ended April 4, 2009 was 37.6%. The annual effective tax rate of 37.9% is different from the actual tax rate of 37.6% primarily due to the benefit from certain discrete state items partially offset by losses in foreign operations that generate no tax benefit and therefore they are not included in the pre-tax book income calculation for the annual effective tax rate.
     The total amount of liabilities, interest and penalties related to uncertain tax positions and recognized in the Condensed Consolidated Balance Sheet as of April 4, 2009 was $1,793. During the first three months of fiscal 2009 and fiscal 2008, the Company recorded an $85 and an $89, respectively, increase in liabilities, including interest and penalties for uncertain tax positions that were recorded as income tax expense.
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
NOTE 11 — COMPREHENSIVE LOSS
     Comprehensive income is computed as net earnings plus certain other items that are recorded directly to shareholders’ equity in accordance with SFAS 130 “Reporting Comprehensive Income.” Comprehensive loss is calculated as follows:

	Three Months Ended
	March 29,	April 4,
	2008	2009

Net loss	$(11,498)	$(12,110)
Other comprehensive income (loss):
Cumulative translation adjustment	46	(62)

Comprehensive loss	$(11,452)	$(12,172)

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

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The following tables present summarized information by segment:

	Three Months Ended March 29, 2008
	E-Commerce	Interactive	Intersegment
	Services	Marketing Services	Eliminations	Consolidated
Net revenues	$187,599	$12,085	$(4,141)	$195,543
Costs and expenses before depreciation, amortization and stock-based compensation expense	188,891	11,192	(4,141)	195,942

Operating (loss) income before depreciation, amortization and stock-based compensation expense	(1,292)	893	—	(399)
Depreciation and amortization				13,809
Stock-based compensation expense				4,669

Loss from operations				(18,877)

Interest expense				4,370
Interest income				(1,039)
Other expense, net				145

Loss before income taxes				$(22,353)

	Three Months Ended April 4, 2009
	E-Commerce	Interactive	Intersegment
	Services	Marketing Services	Eliminations	Consolidated
Net revenues	$178,510	$25,122	$(7,157)	$196,475
Costs and expenses before depreciation, amortization and stock-based compensation expense	174,841	20,970	(7,157)	188,654

Operating income before depreciation, amortization and stock-based compensation expense	3,669	4,152	—	7,821
Depreciation and amortization				15,401
Stock-based compensation expense				6,954

Loss from operations				(14,534)

Interest expense				4,796
Interest income				(151)
Other expense, net				229

Loss before income taxes				$(19,408)

The Company’s operations are substantially within the United States.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE 13—FINANCIAL STATEMENT CORRECTION OF MISSTATEMENT AND RETROSPECTIVE APPLICATION OF FSP APB 14-1
     The Company adopted FSP APB 14-1 on January 4, 2009 and retrospectively applied its provisions for all periods presented. See Recent Accounting Pronouncements in Note 2, Summary of Significant Accounting Policies, and Note 6, Long-Term Debt and Credit Facility, for more information regarding the Company’s adoption of FSP APB 14-1.
     The Company recognizes stock-based compensation expense for all stock-based awards over the requisite service period, net of estimated forfeitures, in accordance with SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires that the amount of stock-based compensation expense recognized at any date must at least equal the portion of grant date value of the award that has vested at that date. Subsequent to the issuance of the Company’s Form 10-Q for the quarterly period ended April 4, 2009, the Company discovered a computational error in the software used by the Company to calculate the stock-based compensation expense whereby the expense recognized for each vested portion of the award was less than the grant date fair value of that vested portion of the award. This error resulted in an understatement of stock-based compensation expense in fiscal 2006, 2007, 2008 and the first fiscal quarter of 2009.
     In accordance with Staff Accounting Bulletin (“SAB”) 99, “Materiality,” and SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded that the error was immaterial to any prior year financial statements.
     The following tables reflect the impact of the retrospective application of FSP APB 14-1 and the correction of the stock-based compensation misstatement on the Company’s (i) Condensed Consolidated Balance Sheet as of April 4, 2009, (ii) Condensed Consolidated Statement of Operations for the three months ended April 4, 2009 and March 29, 2008, and (iii) Condensed Consolidated Statement of Cash Flows for the three months ended April 4, 2009 and March 29, 2008:
Condensed Consolidated Balance Sheet

		Effect of		As Retrospectively
	As Originally	Retrospective	Effect of	Adjusted and
	Reported	Application	Correction	Corrected
	As of April 4, 2009
Assets:
Long-term deferred tax assets	$17,747	$—	$1,264	$19,011
Total assets	610,262	—	1,264	611,526
Stockholders’ Equity:
Additional paid in capital	434,115	—	3,583	437,698
Accumulated deficit	(164,377)	—	(2,319)	(166,696)
Total stockholders’ equity	267,834	—	1,264	269,098
Total liabilities and stockholders’ equity	610,262	—	1,264	611,526

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
Condensed Consolidated Statements of Operations

		Effect of		As Retrospectively
	As Originally	Retrospective	Effect of	Adjusted and
	Reported	Application	Correction	Corrected
	Three Months Ended March 29, 2008
Account management and operations	$59,111	$—	$332	$59,443
Product development	22,436	—	185	22,621
General and administrative	15,724	—	531	16,255
Total costs and expenses	213,372	—	1,048	214,420
Loss from operations	(17,829)		(1,048)	(18,877)
Interest expense	2,177	2,193	—	4,370
Total other expense	1,283	2,193	—	3,476
Loss before income taxes	(19,112)	(2,193)	(1,048)	(22,353)
Benefit for income taxes	(9,547)	(910)	(398)	(10,855)
Net loss	(9,565)	(1,283)	(650)	(11,498)
Basic and diluted loss per share	(0.20)	(0.03)	(0.02)	(0.25)

	Three Months Ended April 4, 2009
Account management and operations	$57,292	$—	$449	$57,741
Product development	28,049	—	325	28,374
General and administrative	18,549	—	728	19,277
Total costs and expenses	209,507	—	1,502	211,009
Loss from operations	(13,032)	—	(1,502)	(14,534)
Loss before income taxes	(17,906)	—	(1,502)	(19,408)
Benefit for income taxes	(6,825)	—	(473)	(7,298)
Net loss	(11,081)	—	(1,029)	(12,110)
Basic and diluted loss per share	(0.23)	—	(0.02)	(0.25)
Condensed Consolidated Statements of Cash Flows

		Effect of		As Retrospectively
	As Originally	Retrospective	Effect of	Adjusted and
	Reported	Application	Correction	Corrected
	Three Months Ended March 29, 2008
Net loss	$(9,565)	$(1,283)	$(650)	$(11,498)
Amortization of discount on convertible notes	—	2,308	—	2,308
Stock-based compensation	3,621	—	1,048	4,669
Deferred income taxes	(9,547)	(910)	(398)	(10,855)
Other assets, net	1,777	(115)	—	1,662
Net cash used in operating activities	(40,450)	—	—	(40,450)

	Three Months Ended April 4, 2009
Net loss	$(11,081)	$—	$(1,029)	$(12,110)
Stock-based compensation	5,452	—	1,502	6,954
Deferred income taxes	(6,777)	—	(473)	(7,250)
Net cash used in operating activities	(72,610)	—	—	(72,610)

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
     All statements made in this Amendment No. 1 to the Quarterly Report on Form 10-Q/A, other than statements of historical fact, are forward-looking statements, as defined under federal securities law. The words “look forward to,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “could,” “guidance,” “potential,” “opportunity,” “continue,” “project,” “forecast,” “confident,” “prospects,” “schedule,” “designed,” “future,” “discussions,” “if” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, consumer spending, the financial markets and the industries in which we and our clients operate, changes affecting the Internet and e-commerce, our ability to develop and maintain relationships with strategic clients and suppliers and the timing of our establishment, extension or termination of our relationships with strategic clients, our ability to timely and successfully develop, maintain and protect our technology, confidential and proprietary information, and product and service offerings and execute operationally, our ability to attract and retain qualified personnel, our ability to successfully integrate our acquisitions of other businesses, and the performance of acquired businesses. In addition, the current global economic environment could have a significant impact on many of these risks. More information about potential factors that could affect us are described in Part I, Item 1A in our Form 10-K for the fiscal year ended January 3, 2009, filed with the SEC on March 16, 2009. We expressly disclaim any intent or obligation to update these forward-looking statements.
Executive Overview
First Quarter of Fiscal 2009 Financial Results and Significant Events:
•	Net revenues remained relatively constant compared to the first quarter of fiscal 2008. Service fee revenues grew 25% and net revenues from product sales decreased 14%. E-commerce services segment net revenues decreased by 5% and interactive marketing services segment net revenues increased by 107%.

•	Net loss was $12.1 million in the first quarter of fiscal 2009, inclusive of a benefit for income taxes of $7.3 million, compared to a net loss of $11.5 million in the first quarter of fiscal 2008, inclusive of a tax benefit of $10.9 million. Loss from operations improved to $14.5 million in the first quarter of fiscal 2009 compared to a loss of $18.9 million in the first quarter of 2008.
2009 Outlook:
•	For the remainder of fiscal 2009, compared to the same period in fiscal 2008, we expect a modest decrease in net revenues due primarily to the termination of a client relationship of one our top ten contributors of service fee revenues in fiscal 2008 as a result of the client’s liquidation, and the transition during fiscal 2009 of one owned inventory client to a non-owned inventory deal structure. We believe that the client transition will result in a decrease in net revenues from product sales partially offset by an increase in service fee revenues and will have no material effect on earnings. We also expect this transition will decrease our cost of revenues from product sales and our marketing expenses. In addition, we believe, due to the current economic environment, same store e-commerce revenues for the remainder of fiscal 2009 will grow at a more moderate rate than in fiscal 2008 and that capital expenditures will modestly decrease in fiscal 2009. We continue to expect that we will have a net loss in fiscal 2009.
Financial Statement Correction
     The accompanying condensed consolidated financial statements have been corrected from amounts previously reported. Accordingly, amounts presented in Management’s Discussion and Analysis include the effects of the changes. See Note 13, Financial Statement Correction of Misstatement and Retrospective Application of FSP APB 14-1, for a summary of the impact of the correction.
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

					First Quarter of Fiscal 2009
	First Quarter		First Quarter		vs.
	of Fiscal 2008		of Fiscal 2009		First Quarter of Fiscal 2008
		% of		% of
		Net		Net
	$	Revenues	$	Revenues	$ Change	% Change
Cost of revenues from product sales	$85.4	44%	$79.4	41%	$(6.0)	(7%)
Marketing	16.9	9%	10.9	6%	(6.0)	(36%)
Account management and operations	59.4	30%	57.7	29%	(1.7)	(3%)
Product development	22.6	12%	28.3	14%	5.7	25%
General and administrative	16.3	8%	19.3	9%	3.0	18%
Depreciation and amortization	13.8	7%	15.4	8%	1.6	12%

Total costs and expenses	$214.4	110%	$211.0	107%	$(3.4)	(2%)

     Cost of Revenues from Product Sales:

	First Qtr	First Qtr
	Fiscal 2008	Fiscal 2009
Cost of revenues from product sales	$85.4	$79.4
As a percentage of net revenues from product sales	69%	75%
     Cost of revenues from product sales decreased $6.0 million in the first quarter of fiscal 2009. The decrease in cost of revenues as a percentage of net revenues from 44% in the first quarter of fiscal 2008 to 41% in the first quarter of fiscal 2009 was primarily due to the increase in service fees and the decrease in product sales, because service fees have no associated cost of revenue. We continue to expect a decrease in cost of revenues from product sales as a percentage of net revenues as we expect service fee revenues to continue to grow and net revenues from product sales to continue to decrease.
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
     Account Management and Operations. Account management and operations expenses decreased $1.7 million in the first quarter of fiscal 2009. As a percentage of net revenues, account management and operations expenses decreased from 30% to 29%. The decreases in absolute dollars and as a percentage of net revenues were primarily due to decreases in fulfillment expenses, occupancy costs and credit card fees, partially offset by the e-Dialog acquisition in February 2008. We expect account management and operations expenses to be relatively constant in absolute dollars during fiscal 2009 compared to fiscal 2008, as we believe our fulfillment and call center capacity will be sufficient to accommodate the growth of our domestic and international e-commerce businesses and our interactive marketing services business.

     Product Development. Product development expenses increased $5.7 million in the first quarter of fiscal 2009. As a percentage of net revenues, product development expenses increased from 12% to 14%. The increases in absolute dollars and as a percentage of net revenues were primarily due to the e-Dialog acquisition and increased personnel expenses to enhance our e-commerce technology platform. Of the $5.7 million increase in product development expenses, $5.3 million was due to an increase in personnel and related costs and $0.4 million was due to an increase in other product development costs. We continue to expect product development expenses to increase in absolute dollars in fiscal 2009 compared to fiscal 2008, as we plan to continue to launch additional client Web stores, invest in our e-commerce and interactive marketing services platforms and expand our international operations.
     General and Administrative. General and administrative expenses increased $3.0 million in the first quarter of fiscal 2009. As a percentage of net revenues, general and administrative expenses increased from 8% to 9%. The increases in absolute dollars and as a percentage of net revenues were primarily due to the e-Dialog acquisition and a $1.3 million charge for acquisition related costs for a potential acquisition that terminated in the first quarter of fiscal 2009. We continue to expect general and administrative expenses to increase in absolute dollars in fiscal 2009 compared to fiscal 2008 as we expect to add new clients, expand our e-commerce and interactive marketing services platforms, and expand our international operations.
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
Other (Income) Expense

					First Quarter of Fiscal 2009
	First Quarter		First Quarter		vs.
	of Fiscal 2008		of Fiscal 2009		First Quarter of Fiscal 2008
		% of		% of
		Net		Net
	$	Revenues	$	Revenues	$ Change	% Change
Interest expense	$4.4	0.6%	$4.8	0.5%	$0.4	9%
Interest income	(1.0)	(0.1%)	(0.1)	0.0%	0.9	(90%)
Other expense	0.1	0.0%	0.2	0.0%	0.1	100%

Total other expenses	$3.5	0.5%	$4.9	0.5%	$1.4	40%

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
Income Taxes
     We recorded a benefit of $7.3 million in the first quarter of fiscal 2009. Our tax provision for interim periods was determined using an estimate of our annual effective tax rate which is 37.9% for fiscal 2009 plus any discrete items that effect taxes that occur during the quarter. The effective tax rate is higher than the 35% federal statutory tax rate primarily due to the benefit from state taxes partially offset by permanent items.
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

Critical Accounting Policies
     The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect our assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates under different conditions. For a full description of our critical accounting policies, see Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Current Report on Form 8-K filed with the SEC on August 4, 2009.
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
     None
ITEM 3: DEFAULTS UPON SENIOR SECURITIES.
     None
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS WHO ARE NOT ALSO DIRECTORS.
     None
ITEM 5: OTHER INFORMATION.
     None
ITEM 6: EXHIBITS.

3.1	Amended and Restated Bylaws of GSI Commerce, Inc. (filed with the Company’s current Report on Form 8-K filed on January 29, 2009 and incorporated herein by reference)

10.1	Termination Agreement, dated as of January 28, 2009, by and among GSI Commerce, Inc., Bulldog Acquisition Corp. and Innotrac Corporation (filed with the Company’s current Report on Form 8-K filed on March 16, 2009 and incorporated herein by reference)

10.2	Michael Rubin Form of PRSU Agreement (filed with the Company’s quarterly Report on Form 10-Q filed on May 14, 2009 and incoporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf on the date indicated by the undersigned thereunto duly authorized.
Date: August 4, 2009

GSI COMMERCE, INC.
By:	/s/ MICHAEL G. RUBIN
Michael G. Rubin
Chairman, President and Chief Executive Officer

By:	/s/ MICHAEL R. CONN
Michael R. Conn
Executive Vice President, Finance and Chief Financial Officer (principal financial officer & principal accounting officer)