Form 10-Q
period 2009-07-04
GSI COMMERCE INC
filed 2009-08-07
CIK 828750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                      .
Commission file number 0-16611

GSI COMMERCE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-2958132 (I.R.S. employer identification no.)

935 FIRST AVENUE, KING OF PRUSSIA, PA	19406
(Address of principal executive offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 49,228,303 shares of the registrant’s Common Stock outstanding as of the close of business on August 4, 2009.

GSI COMMERCE, INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JULY 4, 2009
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

PART I
ITEM 1: FINANCIAL STATEMENTS
GSI COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	January 3,	July 4,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$130,315	$59,833
Accounts receivable, less allowance for doubtful accounts of $2,747 and $2,622	78,544	51,247
Inventory	42,856	37,135
Deferred tax assets	18,125	18,697
Prepaid expenses and other current assets	11,229	12,341

Total current assets	281,069	179,253

Property and equipment, net	164,833	158,159
Goodwill	194,996	197,854
Intangible assets, net of accumulated amortization of $18,340 and $23,302	46,663	43,586
Long-term deferred tax assets	11,296	21,579
Other assets, net of accumulated amortization of $16,384 and $17,569	17,168	13,520

Total assets	$716,025	$613,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$98,100	$49,248
Accrued expenses	116,747	69,359
Deferred revenue	20,397	20,853
Convertible notes	—	53,118
Current portion of long-term debt	4,887	4,938

Total current liabilities	240,131	197,516

Convertible notes	161,951	113,924
Long-term debt	32,609	30,114
Deferred revenue and other long-term liabilities	6,838	9,297

Total liabilities	441,529	350,851

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding as of January 3, 2009 and July 4, 2009	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 47,630,824 and 49,037,690 shares issued as of January 3, 2009 and July 4, 2009 respectively; 47,630,621 and 49,037,487 shares outstanding as of January 3, 2009 and July 4, 2009, respectively	476	490
Additional paid in capital	430,933	443,964
Accumulated other comprehensive loss	(2,327)	(1,545)
Accumulated deficit	(154,586)	(179,809)

Total stockholders’ equity	274,496	263,100

Total liabilities and stockholders’ equity	$716,025	$613,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 28,	July 4,	June 28,	July 4,
	2008 (1)	2009	2008 (1)	2009
Revenues:
Net revenues from product sales	$107,055	$91,192	$230,175	$197,383
Service fee revenues	86,154	95,989	158,577	186,273

Net revenues	193,209	187,181	388,752	383,656

Costs and expenses:
Cost of revenues from product sales	78,444	70,442	163,861	149,797
Marketing	11,853	7,054	28,729	17,915
Account management and operations, inclusive of $1,364, $2,394, $2,831 and $4,650 of stock-based compensation	57,550	59,055	116,993	116,796
Product development, inclusive of $687, $1,185, $1,297 and $2,636 of stock-based compensation	25,214	28,101	47,835	56,475
General and administrative, inclusive of $2,273, $2,513, $4,864 and $5,760 of stock-based compensation	18,694	19,527	34,948	38,804
Depreciation and amortization	18,826	15,279	32,635	30,680

Total costs and expenses	210,581	199,458	425,001	410,467

Loss from operations	(17,372)	(12,277)	(36,249)	(26,811)

Other (income) expense:
Interest expense	4,539	4,759	8,909	9,555
Interest income	(168)	(54)	(1,207)	(205)
Other (income) expense	208	(394)	353	(165)

Total other expense	4,579	4,311	8,055	9,185

Loss before income taxes	(21,951)	(16,588)	(44,304)	(35,996)
Benefit for income taxes	(1,604)	(3,475)	(12,459)	(10,773)

Net loss	$(20,347)	$(13,113)	$(31,845)	$(25,223)

Basic and diluted loss per share	$(0.43)	$(0.27)	$(0.68)	$(0.52)

Weighted average shares outstanding — basic and diluted	47,364	48,681	47,144	48,304

(1)	As retrospectively adjusted and corrected, see Note 13.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 28,	July 4,
	2008 (1)	2009
Cash Flows from Operating Activities:
Net loss	$(31,845)	$(25,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26,827	25,821
Amortization	5,808	4,859
Amortization of discount on convertible notes	4,617	5,092
Stock-based compensation	8,992	13,046
Foreign currency transaction gains	—	(153)
Gain on disposal of equipment	(282)	—
Deferred income taxes	(10,834)	(10,737)
Changes in operating assets and liabilities:
Accounts receivable, net	15,248	28,156
Inventory	6,336	5,721
Prepaid expenses and other current assets	(2,081)	(923)
Other assets, net	683	1,824
Accounts payable and accrued expenses	(68,115)	(97,290)
Deferred revenue	7,181	155

Net cash used in operating activities	(37,465)	(49,652)

Cash Flows from Investing Activities:
Payments for acquisitions of businesses, net of cash acquired	(145,001)	(2,273)
Cash paid for property and equipment, including internal use software	(29,866)	(17,929)
Proceeds from disposition of assets	1,500	—
Release from restricted cash escrow funds	—	1,052

Net cash used in investing activities	(173,367)	(19,150)

Cash Flows from Financing Activities:
Borrowings on revolving credit loan	30,000	—
Debt issuance costs paid	(550)	(42)
Repayments of capital lease obligations	(1,004)	(2,353)
Repayments of mortgage note	(110)	(91)
Proceeds from exercise of common stock options	572	522

Net cash provided by (used in) financing activities	28,908	(1,964)

Effect of exchange rate changes on cash and cash equivalents	(29)	284

Net decrease in cash and cash equivalents	(181,953)	(70,482)
Cash and cash equivalents, beginning of period	231,511	130,315

Cash and cash equivalents, end of period	$49,558	$59,833

Supplemental Cash Flow Information
Cash paid during the period for interest	$4,483	$4,080
Cash paid during the period for income taxes	434	2,352
Noncash Investing and Financing Activities:
Accrual for purchases of property and equipment	5,522	4,494

(1)	As retrospectively adjusted and corrected, see Note 13.
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
     Client Revenue Share: Client revenue share charges are payments made to the Company’s clients in exchange for the use of their brand names, logos, the promotion of its clients’ URLs, Web stores and toll-free telephone numbers in clients’ marketing and communications materials, the implementation of programs to provide incentives to consumers to shop through the e-commerce businesses that the Company operates for its clients and other programs and services provided to the consumers of the e-commerce businesses that the Company operates for its clients, net of amounts reimbursed to the Company by its clients. Client revenue share is calculated as either a percentage of product sales or a guaranteed annual amount. Client revenue share charges were $5,013 and $12,287 for the three- and six-month periods ended July 4, 2009, and $7,146 and $16,552 for the three- and six-month periods ended June 28, 2008 and are included in marketing expenses in the Condensed Consolidated Statements of Operations.
     Shipping and Handling Costs: The Company defines shipping and handling costs as only those costs incurred for a third-party shipper to transport products to consumers and these costs are included in cost of revenues from product sales to the extent the costs are less than or equal to shipping revenue. In some instances, shipping and handling costs exceed shipping charges to the consumer and are subsidized by the Company. Additionally, the Company selectively offers promotional free shipping whereby it ships merchandise to consumers free of all shipping and handling charges. The cost of promotional free shipping and subsidized shipping and handling was $0 for the three- and six-month periods ended July 4, 2009, and $967 and $3,229 for the three- and six-month periods ended June 28, 2008, and is included in marketing expenses in the Condensed Consolidated Statements of Operations.
     Fulfillment Costs: The Company defines fulfillment costs as personnel, occupancy and other costs associated with its fulfillment centers, personnel and other costs associated with its logistical support and vendor operations departments and third-party warehouse and fulfillment services costs. Fulfillment costs were $19,462 and $39,810 for the three- and six-month periods ended July 4, 2009, and $22,386 and $46,326 for the three- and six-month periods ended June 28, 2008, and are included in account management and operations expenses in the Condensed Consolidated Statements of Operations.
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
     In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP APB 14-1”), which changes the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-1 requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The Company’s $207,500 principal amount of subordinated convertible notes are subject to the provisions of FSP APB 14-1 because under the notes the Company has the ability to elect cash settlement of the conversion value of the notes. The Company adopted FSP APB 14-1 on January 4, 2009, and is required to apply its provisions retrospectively for all periods presented. See Note 6, Long-Term Debt and Credit Facility, for additional information regarding the Company’s convertible notes and Note 13, Financial Statement Correction of Misstatement and Retrospective Application of FSP APB 14-1, for the impact of FSP APB 14-1 on the Company’s previously reported financial statements.
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
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require companies to disclose in interim financial statements the fair value of financial instruments within the scope of SFAS 107, “Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments. The Company adopted the disclosure requirements of FSP FAS 107-1 and APB 28-1 for the quarter ended July 4, 2009 with no material impact to its condensed consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted the provisions of SFAS 165 for the quarter ended July 4, 2009 with no material impact to its condensed consolidated financial statements. See Note 14, Subsequent Events, for more information.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company intends to update its disclosures when it issues its Form 10-Q for the period ended October 3, 2009.
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

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

Fair Value Measurements on July 4, 2009
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
Recurring Fair Value Measures	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents(1)
Money market mutual funds	$42,263	$—	$—

(1)	Cash and cash equivalents total $59,833 as of July 4, 2009, and are comprised of $42,263 of money market mutual funds and $17,570 of bank deposits.
     The Company’s financial assets and liabilities subject to fair value measurements on a nonrecurring basis are as follows (in thousands):

	Fair Value Measurements on January 3, 2009
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
Nonrecurring Fair Value Measures	(Level 1)	(Level 2)	(Level 3)
Assets
Other assets
Equity investments	$—	$—	$1,418

	$—	$—	$1,418

     For fiscal 2008, the Company recognized an other than temporary impairment loss of $1,665 which reduced the carrying value of one of its equity investments from $3,083 to its estimated fair value of $1,418.
     The Company did not have any nonrecurring fair value measurements in the first six months of fiscal 2009.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE 4—PROPERTY AND EQUIPMENT
     The major classes of property and equipment, at cost, as of January 3, 2009 and July 4, 2009 are as follows:

	January 3,	July 4,
	2009	2009
Computer hardware and software	$190,957	$205,133
Building and building improvements	44,721	44,797
Furniture, warehouse and office equipment, and other	40,423	43,893
Land	7,889	7,889
Leasehold improvements	4,592	5,269
Capitalized leases	28,141	28,141
Construction in progress	1,497	1,497

	318,220	336,619
Less: Accumulated depreciation	(153,387)	(178,460)

Property and equipment, net	$164,833	$158,159

     The Company’s net book value in capital leases, which consist of warehouse equipment and computer hardware, was $20,020 as of July 4, 2009 and $22,595 as of January 3, 2009. Amortization of capital leases is included within depreciation and amortization expense on the Condensed Consolidated Statements of Operations. Interest expense recorded on capital leases was $373 and $769 for the three- and six-month periods ended July 4, 2009 and $253 and $529 for the three- and six-month periods ended June 28, 2008.
NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS
     The following table summarizes the changes in the carrying amount of goodwill for each of the Company’s reportable segments:

		Interactive
	E-Commerce	Marketing
	Services	Services	Consolidated
January 3, 2009	$82,758	$112,238	$194,996
Acquisition(1)	—	2,637	2,637
Foreign currency translation	221	—	221

July 4, 2009	$82,979	$114,875	$197,854

(1)	In April 2009, the Company completed an acquisition of a digital marketing services agency. The allocation of the purchase price over the fair value of the tangible and intangible assets acquired resulted in $2,637 of goodwill. The acquisition did not have a material impact on the Company’s condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
     The Company’s intangible assets are as follows:

			Weighted-
	January 3,	July 4,	Average
	2009	2009	Life
			(in years)
Gross carrying value of intangible assets subject to amortization:
Customer contracts	$38,773	$39,888	2.5
Non-compete agreements	3,838	3,838	3.0
Purchased technology	4,493	4,493	4.0
Trade names	470	470	1.1
Foreign currency translation	(691)	(461)

	46,883	48,228	2.6
Accumulated amortization:
Customer contracts	(15,302)	(18,879)
Non-compete agreements	(1,599)	(2,239)
Purchased technology	(1,152)	(1,773)
Trade names	(470)	(470)
Foreign currency translation	183	59

	(18,340)	(23,302)
Net carrying value:
Customer contracts	23,471	21,009
Non-compete agreements	2,239	1,599
Purchased technology	3,341	2,720
Trade names	—	—
Foreign currency translation	(508)	(402)

Total intangible assets subject to amortization, net	28,543	24,926

Indefinite life intangible assets:
Trade names	18,120	18,660

Total intangible assets	$46,663	$43,586

     Amortization expense of intangible assets was $2,514 and $4,962 for the three- and six-month periods ended July 4, 2009 and $3,900 and $5,785 for the three- and six-month periods ended June 28, 2008. Estimated future amortization expense related to intangible assets as of July 4, 2009, which does not reflect any foreign currency translation effects, is as follows:

Fiscal 2009	$5,163
Fiscal 2010	8,257
Fiscal 2011	5,929
Fiscal 2012	2,538
Fiscal 2013	1,786
Thereafter	1,482

$25,155

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE 6—LONG-TERM DEBT AND CREDIT FACILITY
The following table summarizes the Company’s long-term debt as of:

	January 3,	July 4,
	2009	2009
Convertible notes	$161,951	$167,042
Notes payable (1)	12,663	12,571
Capital lease obligations	24,833	22,481
Credit facility (2)	—	—

	199,447	202,094
Less: Current portion of convertible notes (3)	—	(53,118)
Less: Current portion of notes payable	(184)	(190)
Less: Current portion of capital lease obligations	(4,703)	(4,748)

	$194,560	$144,038

(1)	The estimated fair market value of the notes payable approximated their carrying value as of July 4, 2009 and January 3, 2009.

(2)	The Company had no outstanding borrowings and $4,073 of outstanding letters of credit under its $90,000 secured revolving credit facility as of July 4, 2009.

(3)	In the second quarter of fiscal 2009, the Company reclassified the $53,118 debt carrying value of its 3% convertible notes from long-term liabilities to short-term liabilities as holders are permitted to require the Company to repurchase the notes for 100% of the $57,500 principal amount outstanding on June 1, 2010.
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
     Holders may convert the notes into shares of the Company’s common stock (or cash or a combination of the Company’s common stock and cash, if the Company so elects) at a conversion rate of 56.1545 shares per $1,000 principal amount of notes (representing a conversion price of approximately $17.81 per share). Based on the Company’s closing stock price of $14.39 on July 2, 2009, the if-converted value of the notes does not exceed the aggregate principal amount of the notes.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
     The following table provides additional information about the Company’s 3% convertible notes:

	As of	As of
	January 3, 2009	July 4, 2009
Carrying amount of the equity component	18,187	18,187
Principal amount of the liability component	57,500	57,500
Unamortized discount of liability component	6,574	4,382
Net carrying amount of liability component	50,926	53,118
Remaining amortization period of discount		11 months
Effective interest rate on liability component		12.00%
     The Company recognized interest expense from the 3% convertible notes of $1,623 and $3,247 for the three- and six-months ended July 4, 2009, which was comprised of $1,097 and $2,193 respectively, for the amortization of the discount on the liability component, $432 and $863 respectively, for the contractual interest coupon, and $94 and $191 respectively, for the amortization of the liability component of the issue costs. The Company recognized interest expense of $1,496 and $2,991 for the three- and six-months ended June 28, 2008 which was comprised of $976 and $1,952 respectively, for the amortization of the discount on the liability component, $432 and $863 respectively, for the contractual interest coupon and $88 and $176 respectively, for the amortization of the liability component of the issue costs.
     The estimated fair market value of the 3% subordinated convertible notes was $57,212 as of July 4, 2009 and $40,825 as of January 3, 2009 based on quoted market prices.
2.5% Convertible Notes due 2027
     In fiscal 2007, the Company completed a private placement of $150,000 of aggregate principal amount of 2.5% subordinated convertible notes due June 1, 2027, raising net proceeds of approximately $145,000, after deducting initial purchaser’s discount and issuance costs. The notes bear interest at 2.5%, payable semi-annually on June 1 and December 1.
     Holders may convert the notes into shares of the Company’s common stock (or cash or a combination of the Company’s common stock and cash, if the Company so elects) at a conversion rate of 33.3333 shares per $1,000 principal amount of notes (representing a conversion price of approximately $30.00 per share). Based on the Company’s closing stock price of $14.39 on July 2, 2009, the if-converted value of the notes does not exceed the aggregate principal amount of the notes.
     The following table provides additional information about the Company’s 2.5% convertible notes:

	As of	As of
	January 3, 2009	July 4, 2009
Carrying amount of the equity component	26,783	26,783
Principal amount of the liability component	150,000	150,000
Unamortized discount of liability component	38,975	36,076
Net carrying amount of liability component	111,025	113,924
Remaining amortization period of discount		59 months
Effective interest rate on liability component		8.60%
     The Company recognized interest expense on the 2.5% convertible notes of $2,500 and $5,000 for the three- and six-months ended July 4, 2009 which was comprised of $1,449 and $2,899 respectively, for the amortization of the discount on the liability component, $937 and $1,875 respectively, for the contractual interest coupon, and $114 and $226 respectively, for the amortization of the liability component of the issue costs. The Company recognized interest expense of $2,377 and $4,755 for the three- and six-months ended June 28, 2008 which was comprised of $1,332 and $2,665 respectively, for the amortization of the discount on the liability component, $937 and $1,875 respectively, for the contractual interest coupon and $108 and $215 respectively, for the amortization of the liability component of the issue costs.
     The estimated fair market value of the 2.5% subordinated convertible notes was $109,500 as of July 4, 2009 and $68,748 as of January 3, 2009 based on quoted market prices.

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
     Based on the merits of the cases and/or the amounts claimed, the Company does not believe that any claims are likely to have a material adverse effect on its business, financial position or results of operations. The Company may, however incur substantial expenses and devote substantial time to defend these claims whether or not such claims are meritorious. In addition, litigation is inherently unpredictable. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability and may be required to implement expensive changes in its business practices, enter into costly royalty or licensing agreements, or begin to collect sales taxes in states in which it previously did not. An adverse determination could have a material adverse effect on the Company’s business, financial position or results of operations. Expenditures for legal costs are expensed as incurred.
Operating and Capital Commitments
     The following summarizes the Company’s principal operating and capital commitments as of July 4, 2009:

	Payments due by fiscal year
	2009	2010	2011	2012	2013	Thereafter	Total
Operating lease obligations(1)	$8,768	$16,847	$13,869	$10,506	$8,488	$19,289	$77,767
Purchase obligations and marketing commitments(1)	91,721	10,897	6,970	5,978	3,978	49,795	169,339
Client revenue share payments(1)	10,100	20,768	21,400	14,658	4,368	28,760	100,054
Debt interest(1)	3,650	5,241	4,509	4,497	4,481	11,061	33,439
Debt obligations	92	57,696	209	563	237	161,275	220,072
Capital lease obligations, including interest(2)	2,969	5,976	5,925	5,705	3,608	1,747	25,930

Total	$117,300	$117,425	$52,882	$41,907	$25,160	$271,927	$626,601

(1)	Not required to be recorded in the Condensed Consolidated Balance Sheet as of July 4, 2009 in accordance with accounting principles generally accepted in the United States of America.

(2)	Capital lease obligations, excluding interest, are recorded in the Condensed Consolidated Balance Sheets.
     Approximately $1,879 of unrecognized tax benefits have been recorded as liabilities as of July 4, 2009, in accordance with FASB’s Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” and the Company is uncertain as to if or when such amounts may be settled; as a result, these obligations are not included in the table above. Changes to these tax contingencies that are reasonably possible in the next 12 months are not expected to be material.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE 8—STOCK AWARDS
     The Company currently maintains the 2005 Equity Incentive Plan (“the Plan”) which provides for the grant of equity to certain employees, directors and other persons. As of July 4, 2009, 1,451 shares of common stock were available for future grants under the Plan. The equity awards granted under the Plan generally vest at various times over periods ranging up to five years and have terms of up to ten years after the date of grant, unless the optionee’s service to the Company is interrupted or terminated.
Stock Options and Warrants
     The following table summarizes the stock option and warrant activity for the six-month period ended July 4, 2009:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	(in thousands)	Price	Life (in years)	Value
Outstanding at January 3, 2009	4,244	$9.50
Granted	—	—
Exercised	(65)	$7.99
Forfeited/Cancelled	(132)	$12.53

Outstanding at July 4, 2009	4,047	$9.44	3.18	$21,566

Vested and expected to vest at July 4, 2009	4,047	$9.44	3.18	$21,566

Exercisable at July 4, 2009	4,047	$9.44	3.18	$21,566

     The Company recognized no stock-based compensation expense for stock options for the three- and six-month periods ended July 4, 2009, as all options were fully vested, and recognized a stock based compensation benefit of $110 and $53 for the three- and six-month periods ended June 28, 2008 due to forfeited shares in excess of the Company’s estimated forfeiture rate.
Restricted Stock Units and Awards
     The Company also has issued restricted stock units and restricted stock awards to certain employees. The grant-date fair value of restricted stock is based on the market price of the stock, and compensation cost is amortized to expense on a straight-line basis over the vesting period during which employees perform services.
     The following summarizes the restricted stock unit and restricted stock award activity for the six-month period ended July 4, 2009:

		Weighted
	Number of	Average
	Shares	Grant Date
	(in thousands)	Fair Value
Nonvested shares at January 3, 2009	3,793	$18.86
Granted	1,711	$10.70
Vested	(852)	$(15.70)
Forfeited/Cancelled	(187)	$(14.31)

Nonvested shares at July 4, 2009	4,465	$16.53

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
     The Company recognized $5,838 and $12,538 of stock-based compensation expense for the three-and six-month periods ended July 4, 2009, and $4,180 and $8,537 of stock-based compensation expense for the three- and six-month periods ended June 28, 2008.
NOTE 9—INCOME TAXES
     At the end of each interim period, the Company estimates its annual effective tax rate and applies that rate to its ordinary year-to-date earnings. FIN 18, “Accounting for Income Taxes in Interim Periods,” (“FIN 18”) provides that if in a separate jurisdiction, the Company anticipates an ordinary loss for the year in which a tax benefit cannot be recognized in accordance with SFAS 109, “Accounting for Income Taxes” (“SFAS 109”), then the Company excludes the ordinary loss in that jurisdiction and the related tax benefit from the computation of its estimated annual effective tax rate. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs, however, the related benefit or expense is excluded from the annual effective tax rate. The tax expense or benefit related to significant, unusual, or extraordinary items are individually computed and recognized as a discrete item in the interim period in which the item occurs.
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
     The Company’s tax provision for the six months ended July 4, 2009 was determined using an estimate of its annual effective tax rate which is 31.5% for fiscal 2009 plus any discrete items that affect taxes that occur during the quarter. The effective tax rate is lower than the 35% federal statutory tax rate primarily due to an increase to the federal net operating loss valuation allowance caused by capital losses partially offset by permanent items. FIN 18 provides that if in a separate jurisdiction, the Company anticipates an ordinary loss for the year in which a tax benefit cannot be recognized in accordance with SFAS 109, the Company should exclude the ordinary loss in that jurisdiction and the related tax benefit from the computation of the estimated annual effective tax rate. Estimated annual losses from international operations yield no tax benefit and were removed from the calculation of the annual effective tax rate. The Company does not provide for U.S. taxes on its undistributed earnings of foreign subsidiaries since it intends to invest such undistributed earnings indefinitely outside of the U.S.
     The Company’s reported effective tax rate for the six months ended July 4, 2009 was 29.9%. The annual effective tax rate of 31.5% was different from the actual tax rate of 29.9% primarily due to the benefit from certain discrete state items partially offset by losses in foreign operations that generate no tax benefit and therefore they are not included in the pre-tax book income calculation for the annual effective tax rate.
     The reported effective tax rate for the six months ended June 28, 2008 was 26.3%. The annual effective tax rate of 30.6% was different from the actual tax rate of 26.3% primarily due to the change in estimate of losses in jurisdictions in which little or no tax benefit is recognized under SFAS 109.
     The total amount of liabilities, interest and penalties related to uncertain tax positions and recognized in the Condensed Consolidated Balance Sheets were $1,879 as of July 4, 2009, and $1,708 as of January 3, 2009. During the first six months of fiscal 2009 and fiscal 2008, the Company recorded an increase in liabilities, including interest and penalties for uncertain tax positions that were recorded as income tax expense of $86 and $171 for the three- and six-month periods ended July 4, 2009 and $79 and $168 for the three- and six-month periods ended June 28, 2008.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
     The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on net loss per share would have been anti-dilutive for the three- and six-month periods ended:

	June 28,	July 4,
	2008	2009
Stock units and awards	3,850	4,465
Stock options and warrants	4,324	4,047
Convertible notes	8,229	8,229

	16,403	16,741

     The potential number of common shares and dilution from the Company’s Series A Junior Participating Preferred Stock from its Stockholders Right Plan cannot be determined because these shares are not exercisable unless certain future contingent events occur.
NOTE 11 – COMPREHENSIVE LOSS
     Comprehensive loss is computed as net loss plus certain other items that are recorded directly to shareholders’ equity in accordance with SFAS 130 “Reporting Comprehensive Income.” Comprehensive loss is calculated as follows:

	Three Months Ended		Six Months Ended
	June 28,	July 4,	June 28,	July 4,
	2008	2009	2008	2009
Net loss	$(20,347)	$(13,113)	$(31,845)	$(25,223)
Other comprehensive income (loss):
Cumulative translation adjustment	10	845	56	782

Comprehensive loss	$(20,337)	$(12,268)	$(31,789)	$(24,441)

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

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The following tables present summarized information by segment:

	Three Months Ended June 28, 2008
	E-Commerce	Interactive	Intersegment
	Services	Marketing Services	Eliminations	Consolidated
Net revenues	$175,936	$21,529	$(4,256)	$193,209
Costs and expenses before depreciation, amortization and stock-based compensation expense	173,860	17,827	(4,256)	187,431

Operating income before depreciation, amortization and stock-based compensation expense	2,076	3,702	—	5,778
Depreciation and amortization				18,826
Stock-based compensation expense				4,324

Loss from operations				(17,372)

Interest expense				4,539
Interest income				(168)
Other expense, net				208

Loss before income taxes				$(21,951)

	Three Months Ended July 4, 2009
	E-Commerce	Interactive	Intersegment
	Services	Marketing Services	Eliminations	Consolidated
Net revenues	$163,770	$28,486	$(5,075)	$187,181
Costs and expenses before depreciation, amortization and stock-based compensation expense	161,336	21,826	(5,075)	178,087

Operating income before depreciation, amortization and stock-based compensation expense	2,434	6,660	—	9,094
Depreciation and amortization				15,279
Stock-based compensation expense				6,092

Loss from operations				(12,277)

Interest expense				4,759
Interest income				(54)
Other income, net				(394)

Loss before income taxes				$(16,588)

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

	Six Months Ended June 28, 2008
	E-Commerce	Interactive	Intersegment
	Services	Marketing Services	Eliminations	Consolidated
Net revenues	$363,535	$33,614	$(8,397)	$388,752
Costs and expenses before depreciation, amortization and stock-based compensation expense	362,752	29,019	(8,397)	383,374

Operating income before depreciation, amortization and stock-based compensation expense	783	4,595	—	5,378
Depreciation and amortization				32,635
Stock-based compensation expense				8,992

Loss from operations				(36,249)

Interest expense				8,909
Interest income				(1,207)
Other expense, net				353

Loss before income taxes				$(44,304)

	Six Months Ended July 4, 2009
	E-Commerce	Interactive	Intersegment
	Services	Marketing Services	Eliminations	Consolidated
Net revenues	$342,280	$53,608	$(12,232)	$383,656
Costs and expenses before depreciation, amortization and stock-based compensation expense	336,177	42,796	(12,232)	366,741

Operating income before depreciation, amortization and stock-based compensation expense	6,103	10,812	—	16,915
Depreciation and amortization				30,680
Stock-based compensation expense				13,046

Loss from operations				(26,811)

Interest expense				9,555
Interest income				(205)
Other income, net				(165)

Loss before income taxes				$(35,996)

The Company’s operations are substantially within the United States.
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
     The Company recognizes stock-based compensation expense for all stock-based awards over the requisite service period, net of estimated forfeitures, in accordance with SFAS 123(R), “Share-based Payment” (SFAS 123(R)). SFAS 123(R) requires the amount of stock-based compensation expense recognized at any date must at least equal the portion of grant date value of the award that is vested at that date. In the second quarter of fiscal 2009, the Company discovered a computational error in the software used by the Company to calculate the stock-based compensation expense whereby the expense recognized for each vested portion of the award was less than the grant date fair value of that vested portion of the

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
award. The error resulted in an understatement of stock-based compensation expense in fiscal 2006, 2007, 2008 and the first quarter of fiscal 2009.
     In accordance with Staff Accounting Bulletin (“SAB”) 99, “Materiality,” and SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded that the error was immaterial to any prior year financial statements.
     The following tables reflect the impact of the retrospective application of FSP APB 14-1 and the correction on the Company’s (i) Condensed Consolidated Statement of Operations for the three and six months ended June 28, 2008, and (ii) Condensed Consolidated Statement of Cash Flows for the six months ended June 28, 2008:

		Effect of		As Retrospectively
	As Originally	Retrospective	Effect of	Adjusted and
Condensed Consolidated Statement of Operations	Reported	Application	Correction	Corrected
	Three Months Ended June 28, 2008
Account management and operations	$57,497	$—	$53	$57,550
Product development	25,184	—	30	25,214
General and administrative	18,609	—	85	18,694
Total costs and expenses	210,413	—	168	210,581
Loss from operations	(17,204)		(168)	(17,372)
Interest expense	2,347	2,192	—	4,539
Total other expense	2,387	2,192	—	4,579
Loss before income taxes	(19,591)	(2,192)	(168)	(21,951)
Benefit for income taxes	(631)	(909)	(64)	(1,604)
Net loss	(18,960)	(1,283)	(104)	(20,347)
Basic and diluted loss per share	(0.40)	(0.03)	—	(0.43)

	Six Months Ended June 28, 2008
Account management and operations	$116,607	$—	$386	$116,993
Product development	47,620	—	215	47,835
General and administrative	34,333	—	615	34,948
Total costs and expenses	423,785	—	1,216	425,001
Loss from operations	(35,033)		(1,216)	(36,249)
Interest expense	4,524	4,385	—	8,909
Total other expense	3,670	4,385	—	8,055
Loss before income taxes	(38,703)	(4,385)	(1,216)	(44,304)
Benefit for income taxes	(10,178)	(1,819)	(462)	(12,459)
Net loss	(28,525)	(2,566)	(754)	(31,845)
Basic and diluted loss per share	(0.61)	(0.05)	(0.02)	(0.68)

		Effect of		As Retrospectively
	As Originally	Retrospective	Effect of	Adjusted and
Condensed Consolidated Statement of Cash Flows	Reported	Application	Correction	Corrected
	Six Months Ended June 28, 2008
Net loss	$(28,525)	$(2,566)	$(754)	$(31,845)
Amortization of discount on convertible notes	—	4,617	—	4,617
Stock-based compensation	7,776	—	1,216	8,992
Deferred income taxes	(8,553)	(1,819)	(462)	(10,834)
Other assets, net	915	(232)	—	683
Net cash used in operating activities	(37,465)	—	—	(37,465)

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE 14—SUBSEQUENT EVENTS
     The Company has evaluated its subsequent events through August 7, 2009. There were no events or transactions that occurred after the July 4, 2009 that required disclosure in the financial statements.

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
Executive Overview
Second Quarter of Fiscal 2009 Financial Results and Significant Events:
•	Net revenues decreased 3% compared to the second quarter of fiscal 2008. Service fee revenues grew 11% and net revenues from product sales decreased 15%. E-commerce services segment net revenues decreased by 7% and interactive marketing services segment net revenues increased by 33%.
•	Net loss was $13.1 million in the second quarter of fiscal 2009, inclusive of a benefit for income taxes of $3.5 million, compared to a net loss of $20.3 million in the second quarter of fiscal 2008, inclusive of a tax benefit of $1.6 million. Loss from operations improved to $12.3 million in the second quarter of fiscal 2009 compared to a loss of $17.4 million in the second quarter of fiscal 2008.
2009 Outlook:
•	For the remainder of fiscal 2009, compared to the same period in fiscal 2008, we expect a modest decrease in net revenues due primarily to the termination of a client relationship of one our top ten contributors of service fee revenues in fiscal 2008 as a result of the client’s liquidation, and the transition during fiscal 2009 of one owned inventory client to a non-owned inventory deal structure. We believe that the client transition will result in a decrease in net revenues from product sales partially offset by an increase in service fee revenues and will have no material effect on earnings. We also expect this transition will decrease our cost of revenues from product sales and our marketing expenses. In addition, we believe, due to the current economic environment, same store e-commerce revenues for the remainder of fiscal 2009 will grow at a more moderate rate than in fiscal 2008 and that capital expenditures will modestly decrease in fiscal 2009 compared to fiscal 2008. We continue to expect that we will have a net loss in fiscal 2009.
Financial Statement Correction and Retrospective Application of FSP APB 14-1
     The accompanying condensed consolidated financial statements for the three and six months ended June 28, 2008 have been corrected and retrospectively adjusted from amounts previously reported. Accordingly, amounts presented in Management’s Discussion and Analysis include the effects of the changes. See Note 13, Financial Statement Correction of Misstatement and Retrospective Application of FSP APB 14-1, for a summary of the impact of the correction and retrospective adjustment.
Results of Operations
Three-month period ended July 4, 2009 and June 28, 2008 (amounts in tables in millions):

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

					Second Qtr Fiscal 2009
					vs.
					Second Qtr Fiscal 2008
	Second Qtr Fiscal 2008		Second Qtr Fiscal 2009		Increase/(Decrease)	% Change
Net Revenues by Type:
Net revenues from product sales	$107.1	55%	$91.2	49%	$(15.9)	(15%)
Service fee revenues	86.1	45%	96.0	51%	9.9	11%

Total net revenues	$193.2	100%	$187.2	100%	$(6.0)	(3%)

Net Revenues by Segment:
E-Commerce services	$176.0	91%	$163.8	88%	$(12.2)	(7%)
Interactive marketing services	21.5	11%	28.5	15%	7.0	33%
Intersegment eliminations	(4.3)	(2%)	(5.1)	(3%)	(0.8)	19%

Total net revenues	$193.2	100%	$187.2	100%	$(6.0)	(3%)

Net Revenues by Type
     Net Revenues from Product Sales. Net revenues from product sales decreased $15.9 million in the second quarter of fiscal 2009. This decrease was primarily due to the transition during the first quarter of fiscal 2009 of one owned inventory client to a non-owned inventory deal structure, and a decrease in sales from one consumer electronics client. Of this decrease, $13.9 million was due to a decrease in revenues due to the client transition and from clients that ceased doing business with us after the second quarter of fiscal 2008, and $2.0 million was due to a decrease in revenues from clients that operated for the entirety of both periods. Overall, clients that operated for the entirety of both periods decreased 2%. Shipping revenue for all clients for which we provide fulfillment services was $25.6 million for the second quarter of fiscal 2009 and $23.7 million for the second quarter of fiscal 2008.
     Service Fee Revenues. Service fee revenues increased $9.9 million in the second quarter of fiscal 2009. This increase was primarily due to the client transition discussed above, the growth of our interactive marketing segment, and an increase in revenues from our e-commerce segment. Partially offsetting these increases was a decrease in revenues from clients that terminated their relationship with us, including the liquidation of the business of a client that was one of our top ten contributors of service fee revenues for fiscal 2008.
     For the remainder of fiscal 2009, we continue to expect a decrease in net revenues from product sales due to the client transition discussed above. We expect this transition to continue to result in an increase in service fee revenues for the remainder of fiscal 2009, but an overall decline in total net revenues.
Net Revenues by Segment

     E-Commerce Services Segment Revenues. Net revenues from e-commerce services decreased $12.2 million in the second quarter of fiscal 2009 due to a $15.9 million decrease in net revenues from product sales which was partially offset by an increase of $3.7 million in service fee revenues.
     Of the $12.2 million decrease in net revenues from our e-commerce services segment, $12.4 million was from clients that did not operate for the entirety of both periods, including a client that was one of our top ten contributors of service fee revenues for fiscal 2008 with which we terminated our relationship as a result of that client’s liquidation, which was partially offset by $0.2 million from clients that operated for the entirety of both periods.
     Of the $3.7 million increase in service fee revenues, $2.1 million was from an increase in revenues from clients that operated for the entirety of both periods, and $1.6 million was from clients that did not operate for the entirety of both periods. See the discussion above under Net Revenues by Type — Net Revenues from Product Sales for an explanation of the $15.9 million decrease in net revenues from product sales.
     Interactive Marketing Services Segment Revenues. Net revenues increased by 33%, or $7.0 million, due primarily to growth of e-Dialog and gsi interactive, as well as from Silverlign which we acquired in April 2009.
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

					Second Quarter of Fiscal 2009
	Second Quarter		Second Quarter		vs.
	of Fiscal 2008		of Fiscal 2009		Second Quarter of Fiscal 2008
		% of		% of
		Net		Net	Increase /
	$	Revenues	$	Revenues	(Decrease)	% Change
Cost of revenues from product sales	$78.4	40%	$70.4	38%	$(8.0)	(10%)
Marketing	11.9	6%	7.1	4%	(4.8)	(40%)
Account management and operations	57.6	30%	59.1	32%	1.5	3%
Product development	25.2	13%	28.1	15%	2.9	12%
General and administrative	18.7	10%	19.5	10%	0.8	4%
Depreciation and amortization	18.8	10%	15.3	8%	(3.5)	(19%)

Total costs and expenses	$210.6	109%	$199.5	107%	$(11.1)	(5%)

     Cost of Revenues from Product Sales:

	Second Qtr	Second Qtr
	Fiscal 2008	Fiscal 2009
Cost of revenues from product sales	$78.4	$70.4
As a percentage of net revenues from product sales	73%	77%
     Cost of revenues from product sales decreased $8.0 million in the second quarter of fiscal 2009. The decrease in cost of revenues as a percentage of net revenues from 40% in the second quarter of fiscal 2008 to 38% in the second quarter of fiscal 2009 was primarily due to the increase in service fees and the decrease in product sales, because service fees have no associated cost of revenue. We continue to expect a decrease in cost of revenues from product sales as a percentage of net revenues as we expect service fee revenues to continue to grow and net revenues from product sales to continue to decrease.
     The increase in cost of revenues from product sales as a percentage of net revenues from product sales from 73% to 77% was primarily due to an increase in shipping revenue. Our cost of generating shipping revenue is higher than our cost of generating revenue on sale of products.
     Marketing:

	Second Qtr	Second Qtr
	Fiscal 2008	Fiscal 2009
Marketing	$11.9	$7.1
As a percentage of net revenues from product sales	11%	8%
     Marketing expense decreased $4.8 million in the second quarter of fiscal 2009. As a percentage of net revenues, marketing expenses decreased from 6% to 4%. This decrease was primarily due to the increase in service fees and the decrease in product sales, because service fees have no associated marketing expenses.
     As a percentage of net revenues from product sales, marketing expenses decreased from 11% to 8% due primarily to the transition during fiscal 2009 of one owned inventory client to a non-owned inventory deal structure and a decrease in net revenues from product sales. Of the $4.8 million decrease in marketing expenses, $2.1 million was due to a decrease in client revenue share expenses caused by decreased sales from owned inventory clients, $1.7 million was due to a decrease in advertising costs, and $1.0 million was due to a decrease in promotional free shipping and subsidized shipping and handling costs. We expect marketing expenses to continue to decrease in absolute dollars during fiscal 2009 compared to fiscal 2008, because of the expected decrease in net revenues from product sales. We continue to expect a decrease in marketing expenses as a percentage of net revenues, as we expect service fee revenues to increase and net revenues from product sales to decrease.
     Account Management and Operations. Account management and operations expenses increased $1.5 million in the second quarter of fiscal 2009. As a percentage of net revenues, account management and operations expenses increased from 30% to 32%. The increases in absolute dollars and as a percentage of net revenues were primarily due to increases in personnel and related costs mostly from our interactive marketing services and our customer service operations. The increases were partially offset by decreases in fulfillment expenses and occupancy costs. We expect account management and operations expenses to be relatively constant in absolute dollars during fiscal 2009 compared to fiscal 2008, as we believe our fulfillment and call center capacity will be sufficient to accommodate the growth of our domestic and international e-commerce businesses and our interactive marketing services business.

     Product Development. Product development expenses increased $2.9 million in the second quarter of fiscal 2009. As a percentage of net revenues, product development expenses increased from 13% to 15%. The increases in absolute dollars and as a percentage of net revenues were primarily due to increased personnel expenses to enhance our e-commerce technology platform. We continue to expect product development expenses to increase in absolute dollars in fiscal 2009 compared to fiscal 2008, as we plan to continue to launch additional client Web stores, invest in our e-commerce and interactive marketing services platforms and expand our international operations.
     General and Administrative. General and administrative expenses increased $0.8 million in the second quarter of fiscal 2009. As a percentage of net revenues, general and administrative expenses remained constant at 10%. The increase in absolute dollars was primarily due to personnel and related expenses. We continue to expect general and administrative expenses to increase in absolute dollars in fiscal 2009 compared to fiscal 2008 as we expect to add new clients, expand our e-commerce and interactive marketing services platforms, and expand our international operations.
     Depreciation and Amortization. Depreciation and amortization expenses decreased $3.5 million in the second quarter of fiscal 2009. As a percentage of net revenues, depreciation and amortization expenses decreased from 10% to 8%. Depreciation expenses decreased $2.0 million due primarily to the acceleration of depreciation for abandoned equipment in the second quarter of fiscal 2008 related to a facility closure and from reduced capital expenditures in fiscal 2009. Amortization expenses decreased $1.5 million primarily due to the intangible asset amortization related to the e-Dialog acquisition. While we expect capital expenditures for fiscal 2009 to decrease, we expect depreciation expenses to remain relatively constant in fiscal 2009 compared to fiscal 2008 as we continue to depreciate capital expenditures made in prior years. We expect amortization expenses to decrease in fiscal 2009 compared to fiscal 2008 due to a decrease in intangible asset amortization associated with our acquisitions of Accretive Commerce and e-Dialog.
Other (Income) Expense

					Second Quarter of Fiscal 2009
	Second Quarter		Second Quarter		vs.
	of Fiscal 2008		of Fiscal 2009		Second Quarter of Fiscal 2008
		% of		% of
		Net		Net	Increase /
	$	Revenues	$	Revenues	(Decrease)	% Change
Interest expense	$4.6	2.4%	$4.8	2.6%	$0.2	4%
Interest income	(0.2)	(0.1%)	(0.1)	(0.1%)	0.1	(50%)
Other (income) expense	0.2	0.1%	(0.4)	(0.2%)	(0.6)	(300%)

Total other expenses	$4.6	2.4%	$4.3	2.3%	$(0.3)	(7%)

     Total other expenses decreased $0.3 million in the second quarter of fiscal 2009. The $0.2 million increase in interest expense is due to the amortization of the debt discount on our convertible notes in accordance with FSP APB 14-1. The $0.1 million decrease in interest income was due to lower interest rates earned in the second quarter of fiscal 2009. The $0.6 million decrease in other (income) expense was primarily due to foreign currency exchange gains on transactions denominated in currencies other than the functional currency.
Results of Operations
Six-month period ended July 4, 2009 and June 28, 2008 (amounts in tables in millions):

Net Revenues

					First Six Months of Fiscal 2009
					vs.
	First Six Months		First Six Months		First Six Months of Fiscal 2008
	of Fiscal 2008		of Fiscal 2009		Increase/(Decrease)	% Change
Net Revenues by Type:
Net revenues from product sales	$230.2	59%	$197.4	51%	$(32.8)	(14%)
Service fee revenues	158.6	41%	186.3	49%	27.7	17%

Total net revenues	$388.8	100%	$383.7	100%	$(5.1)	(1%)

Net Revenues by Segment:
E-Commerce services	$363.6	93%	$342.3	89%	$(21.3)	(6%)
Interactive marketing services	33.6	9%	53.6	14%	20.0	60%
Intersegment eliminations	(8.4)	(2%)	(12.2)	(3%)	(3.8)	45%

Total net revenues	$388.8	100%	$383.7	100%	$(5.1)	(1%)

Net Revenues by Type
     Net Revenues from Product Sales. Net revenues from product sales decreased $32.8 million in the first six months of fiscal 2009. This decrease was primarily due to the transition during the first quarter of fiscal 2009 of one owned inventory client to a non-owned inventory deal structure and a decrease in sales from one consumer electronics client. Of this decrease, $26.2 million was due to a decrease in revenues due to the client transition and from clients that ceased doing business with us after the second quarter of fiscal 2008, and $7.1 million was due to a decrease in revenues from clients that operated for the entirety of both periods, partially offset by $0.5 million from clients that initially began generating revenue during the first six months of fiscal 2008. Shipping revenue for all clients for which we provide fulfillment services was $52.4 million for the first six months of fiscal 2009 and $48.5 million for the first six months of fiscal 2008.
     Service Fee Revenues. Service fee revenues increased $27.7 million in the first six months of fiscal 2009. This increase was primarily due to the client transition discussed above, the growth of our interactive marketing segment, and an increase in revenues from our e-commerce segment. Partially offsetting these increases was a decrease in revenues from clients that terminated their relationship with us, including the liquidation of the business of a client that was one of our top ten contributors of service fee revenues for fiscal 2008.
     For the remainder of fiscal 2009, we continue to expect a decrease in net revenues from product sales due to the client transition discussed above. We expect this transition to continue to result in an increase in service fee revenues for the remainder of fiscal 2009, but an overall decline in total net revenues.
Net Revenues by Segment
     E-Commerce Services Segment Revenues. Net revenues from e-commerce services decreased $21.3 million in the first six months of fiscal 2009 due to a $32.8 million decrease in net revenues from product sales which was partially offset by an increase of $11.5 million in service fee revenues.
     Substantially all of the $21.3 million decrease in net revenues from our e-commerce services segment was from clients that did not operate for the entirety of both periods, including a client that was one of our top ten contributors of service fee revenues for fiscal 2008 with which we terminated our relationship as a result of that client’s liquidation.
     Of the $11.5 million increase in service fee revenues, $6.1 million was from an increase in revenues from clients that operated for the entirety of both periods, and $5.4 million was from clients that did not operate for the entirety of both periods. See the discussion above under Net Revenues by Type — Net Revenues from Product Sales for an explanation of the $32.8 million decrease in net revenues from product sales.
     Interactive Marketing Services Segment Revenues. Net revenues increased by 60%, or $20.0 million, due primarily to growth of e-Dialog and gsi interactive.
Costs and Expenses

					First Six Months of Fiscal 2009
	First Six Months		First Six Months		vs.
	of Fiscal 2008		of Fiscal 2009		First Six Months of Fiscal 2008
		% of		% of
		Net		Net	Increase /
	$	Revenues	$	Revenues	(Decrease)	% Change
Cost of revenues from product sales	$163.9	42%	$149.8	39%	$(14.1)	(9%)
Marketing	28.8	8%	17.9	5%	(10.9)	(38%)
Account management and operations	117.0	30%	116.8	30%	(0.2)	(0%)
Product development	47.8	12%	56.5	15%	8.7	18%
General and administrative	34.9	9%	38.8	10%	3.9	11%
Depreciation and amortization	32.6	8%	30.7	8%	(1.9)	(6%)

Total costs and expenses	$425.0	109%	$410.5	107%	$(14.5)	(3%)

     Cost of Revenues from Product Sales:

	First Six Months	First Six Months
	of Fiscal 2008	of Fiscal 2009
Cost of revenues from product sales	$163.9	$149.8
As a percentage of net revenues from product sales	71%	76%
     Cost of revenues from product sales decreased $14.1 million in the first six months of fiscal 2009. The decrease in cost of revenues as a percentage of net revenues from 42% in the first six months of fiscal 2008 to 39% in the first six months of fiscal 2009 was primarily due to the increase in service fees and the decrease in product sales, because service fees have no associated cost of revenue. We continue to expect a decrease in cost of revenues from product sales as a percentage of net revenues as we expect service fee revenues to continue to grow and net revenues from product sales to continue to decrease.
     The increase in cost of revenues from product sales as a percentage of net revenues from product sales from 71% to 76% was primarily due to an increase in shipping revenue. Our cost of generating shipping revenue is higher than our cost of generating revenue on sale of products.
     Marketing:

	First Six Months	First Six Months
	of Fiscal 2008	of Fiscal 2009
Marketing	$28.8	$17.9
As a percentage of net revenues from product sales	13%	9%
     Marketing expense decreased $10.9 million in the first six months of fiscal 2009. As a percentage of net revenues, marketing expenses decreased from 8% to 5%. This decrease was primarily due to the increase in service fees and the decrease in product sales, because service fees have no associated marketing expenses.
     As a percentage of net revenues from product sales, marketing expenses decreased from 13% to 9% due primarily to the transition during fiscal 2009 of one owned inventory client to a non-owned inventory deal structure and a decrease in net revenues from product sales. Of the $10.9 million decrease in marketing expenses, $4.2 million was due to a decrease in client revenue share expenses caused by decreased sales from owned inventory clients, $3.4 million was due to a decrease in marketing costs, and $3.3 million was due to a decrease in promotional free shipping and subsidized shipping and handling costs. We expect marketing expenses to continue to decrease in absolute dollars during fiscal 2009 compared to fiscal 2008, because of the expected decrease in net revenues from product sales. We continue to expect a decrease in marketing expenses as a percentage of net revenues, as we expect service fee revenues to increase and net revenues from product sales to decrease.
     Account Management and Operations. Account management and operations expenses decreased $0.2 million in the first six months of fiscal 2009. As a percentage of net revenues, account management and operations expenses remained constant at 30%. The decrease in absolute dollars was primarily due to decreases in fulfillment expenses, occupancy costs and credit card fees, partially offset by personnel and related costs mostly from our interactive marketing services and our customer service operations. We expect account management and operations expenses to be relatively constant in absolute dollars during fiscal 2009 compared to fiscal 2008, as we believe our fulfillment and call center capacity will be sufficient to accommodate the growth of our domestic and international e-commerce businesses and our interactive marketing services business.
     Product Development. Product development expenses increased $8.7 million in the first six months of fiscal 2009. As a percentage of net revenues, product development expenses increased from 12% to 15%. The increases in absolute dollars and as a percentage of net revenues were primarily due to increased personnel expenses to enhance our e-commerce technology platform. We continue to expect product development expenses to increase in absolute dollars in fiscal 2009 compared to fiscal 2008, as we plan to continue to launch additional client Web stores, invest in our e-commerce and interactive marketing services platforms and expand our international operations.
     General and Administrative. General and administrative expenses increased $3.9 million in the first six months of fiscal 2009. As a percentage of net revenues, general and administrative expenses increased from 9% to 10%. The increases in absolute dollars and as a percentage of net revenues were primarily due to personnel and related expenses and a $1.3 million charge for acquisition related costs for a potential acquisition that terminated in the first quarter of fiscal 2009. We continue to expect general and administrative expenses to increase in absolute dollars in fiscal 2009 compared to fiscal 2008 as we expect to add new clients, expand our e-commerce and interactive marketing services platforms, and expand our international operations.
     Depreciation and Amortization. Depreciation and amortization expenses decreased $1.9 million in the first six months of fiscal 2009. As a percentage of net revenues, depreciation and amortization expenses remained constant at 8%. Depreciation expenses decreased $1.0 million due to the acceleration of depreciation for abandoned equipment in the first six months of fiscal 2008 related to a facility closure and from reduced capital expenditures in fiscal 2009, partially offset by the depreciation of prior and current year fixed asset additions. Amortization expenses decreased $0.9 million primarily due to the intangible asset amortization related to the e-Dialog acquisition. While we expect capital expenditures for fiscal 2009 to decrease, we expect depreciation expenses to remain relatively constant as we continue to depreciate capital expenditures made in prior years. We expect amortization expenses to decrease in fiscal 2009 compared to fiscal 2008 due to a decrease in intangible asset amortization associated with our acquisitions of Accretive Commerce, Inc. and e-Dialog.
Other (Income) Expense

					First Six Months of Fiscal 2009
	First Six Months		First Six Months		vs.
	of Fiscal 2008		of Fiscal 2009		First Six Months of Fiscal 2008
		% of		% of
		Net		Net	Increase /
	$	Revenues	$	Revenues	(Decrease)	% Change
Interest expense	$8.9	2.3%	$9.6	2.5%	$0.7	8%
Interest income	(1.2)	(0.3%)	(0.2)	(0.1%)	1.0	(83%)
Other (income) expense	0.4	0.1%	(0.2)	(0.1%)	(0.6)	(150%)

Total other expenses	$8.1	2.1%	$9.2	2.3%	$1.1	14%

     Total other expenses increased $1.1 million in the first six months of fiscal 2009. The $0.7 million increase in interest expense is due to the amortization of the debt discount on our convertible notes in accordance with FSP APB 14-1. The $1.0 million decrease in interest income was due to lower cash balances as a result of the February 2008 acquisition of e-Dialog, as well as lower interest rates earned in the second quarter of fiscal 2009. The $0.6 million decrease in other (income) expense was primarily due to foreign currency exchange gains on transactions denominated in currencies other than the functional currency.
Income Taxes
     We recorded a benefit of $10.8 million in the first six months of fiscal 2009. Our tax provision for interim periods was determined using an estimate of our annual effective tax rate which is 31.5% for fiscal 2009 plus any discrete items that effect taxes that occur during the quarter. The effective tax rate is lower than the 35% federal statutory tax rate primarily due to an increase of the federal net operating loss valuation allowance caused by capital losses partially offset by permanent items.
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
Seasonality
     We have experienced and expect to continue to experience seasonal fluctuations in our revenues from our e-commerce services segment. These seasonal patterns will cause quarterly fluctuations in our operating results. In particular, our fourth fiscal quarter has accounted for and is expected to continue to account for a disproportionate percentage of our total annual revenues. We experience less seasonality in our revenues from our interactive marketing services segment. We believe that results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year.
Liquidity and Capital Resources

	As of
	January 3,	July 4,
	2009	2009
	(in millions)
Cash and cash equivalents	$130.3	$59.8
Percentage of total assets	18%	10%
     We expect to generate positive cash flow from operations in fiscal 2009, the majority of which will be generated in our fourth fiscal quarter. We believe that our cash flow from operating activities, cash and cash equivalents balances, and borrowing availability under our $90 million secured revolving credit facility, which may be increased to $150 million subject to certain conditions, will be sufficient to meet our anticipated operating cash needs for at least the next 12 months.
Sources of Cash
     Our principal sources of liquidity in the first six months of fiscal 2009 were our cash and cash equivalents balances. As of July 4, 2009, we had cash and cash equivalents totaling $59.8 million, compared to $130.3 million of cash and cash equivalents as of January 3, 2009. Our cash equivalents are comprised of money market mutual funds.
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
     As of July 4, 2009, we had no outstanding borrowings under our $90 million secured revolving bank credit facility, compared with $30.0 million of borrowings as of June 28, 2008. The credit facility contains financial and restrictive covenants that limit our ability to engage in activities that may be in our long term best interests. We do not believe the financial covenants will limit our ability to utilize the entire borrowing availability in fiscal 2009, if necessary.
Uses of Cash
     We used $49.7 million and $37.5 million of cash flows from operating activities in the first six months of fiscal 2009 and fiscal 2008, respectively.
     We invest cash to support our operations and infrastructure needs and to make acquisitions and strategic investments. We invested $2.3 million in the first six months of fiscal 2009 and $145.0 million in the first six months of fiscal 2008 for our business acquisitions. Our capital expenditures totaled $17.9 million and $29.9 million in the first six months of fiscal 2009 and fiscal 2008, respectively. Our capital expenditures have generally comprised purchases of computer hardware and software, internally developed software, and furniture and fixtures. We expect a modest decrease in capital expenditures in fiscal 2009.
Outlook
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
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     There have been no significant changes in market risks for the fiscal quarter ended July 4, 2009. See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009 filed with the Securities and Exchange Commissions (“SEC”) on March 16, 2009.
ITEM 4: CONTROLS AND PROCEDURES.
     Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation, as of July 4, 2009, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e).
     Based on this evaluation, our chief executive officer and our chief financial officer have concluded that, as of July 4, 2009, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective at the reasonable assurance level, to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     Changes in internal control over financial reporting. We monitor and evaluate on an ongoing basis our internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, we modify and refine our internal processes and controls as conditions warrant. As required by Rule 13a-15(d), our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended July 4, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fiscal quarter ended July 4, 2009.

PART II — OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS.
     See Item 1 of Part I, “Financial Statements — Note 7, Commitments and Contingencies.”
ITEM 1A: RISK FACTORS.
          Any investment in our securities involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this prospectus. If any of the following risks occur, our business, financial position and operating results could be materially harmed. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock. Additional risks not necessarily known to us or that we currently deem immaterial may also impair our business operations.
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
          We incurred a net loss in fiscal 2008 and 2007, recorded net income in fiscal 2006 and 2005, and incurred net losses in the previous four fiscal years. As of the end of the second fiscal quarter of fiscal 2009 we had an accumulated deficit of $179.8 million. We may not generate sufficient revenue and gross profit from our existing clients, add an appropriate number of new clients or adequately control our expenses. If we fail to do this, we may not be able to return to profitability.
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
          We rely upon access to the credit and capital markets as a source of liquidity for the portion of our working capital requirements not provided by cash from operations. Market disruptions such as those recently experienced in the United States and abroad may increase our cost of borrowing or adversely affect our ability to access sources of liquidity upon which we rely to finance our operations and satisfy our obligations as they become due. These disruptions may include turmoil in the financial services industry, including uncertainty surrounding lending institutions with which we do business or wish to do business. If the lenders in our secured revolving bank credit facility are unable to meet their obligations to provide loans to us under the terms of the credit facility, if we are unable to access credit at competitive rates, or at all, or if our short-term or long-term borrowing costs dramatically increase, our ability to finance our operations, meet our short-term obligations and implement our operating strategy could be adversely affected.
Our substantial indebtedness could adversely affect our financial condition.
          We currently have and will continue to have a significant amount of indebtedness. On June 1, 2005, we completed an offering of $57.5 million aggregate principal amount of our convertible notes due 2025, referred to as the 3% convertible notes. On July 5, 2007, we completed an offering of $150 million aggregate principal amount of our convertible notes due 2027, referred to as the 2.5% convertible notes. In addition, we have a secured revolving bank credit facility with a borrowing capacity of $90 million, which, subject to certain conditions, may be increased to $150 million. There were no borrowings outstanding under our secured revolving bank credit facility as of July 4, 2009. Including the notes, borrowings under the credit facility and capital leases, we had approximately $202.1 million of indebtedness outstanding as of July 4, 2009 with an aggregate principal amount of $242.6 million. In accordance with FSP APB 14-1, as of July 4, 2009, our 3% convertible notes were included in our indebtedness outstanding at a net debt carrying value of $53.1 million, however, the principal amount owed to the holders of our 3% convertible notes was $57.5 million; as of July 4, 2009, our 2.5% convertible notes were included in our indebtedness outstanding at a net debt carrying value of $113.9 million, however, the principal amount owed to the holders of our 2.5% convertible notes was $150 million. On June 1, 2010, holders of the 3% convertible notes are permitted to require us to repurchase the 3% convertible notes for 100% of the principal amount outstanding plus accrued and unpaid interest. Although we cannot provide any assurances, in the event our holders require us to repurchase the 3% convertible notes in fiscal 2010, we currently expect to have sufficient liquidity from our cash from operating activities, our cash and cash equivalents and/or our secured revolving bank credit facility to fund any such required repurchases.
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
          Developing our e-commerce platform offering, our clients’ e-commerce businesses and other proprietary technology entails significant technical and business risks. We may use new technologies ineffectively or fail to adapt our e-commerce platform, our clients’ e-commerce businesses and our technology to meet the requirements of clients and customers or emerging industry standards. In addition, the new technologies may be challenging to develop and implement and may cause us to incur substantial costs. Additionally, the vendors we use for our clients’ e-commerce businesses may not provide the level of service we expect or may not be able to provide their products or services to us on commercially reasonable terms, if at all.
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
          The market for the development and operation of e-commerce businesses and interactive marketing services is continuously evolving and is intensely competitive. Increased competition could result in fewer successful opportunities to obtain clients, price reductions, reduced gross margins and/or loss of market share, any of which could seriously harm our business, results of operations and financial condition. In the development and operation of e-commerce businesses, we often compete with in-house solutions promoted and supported by internal information technology staffs, marketing departments, merchandising groups and other internal corporate constituencies. In these situations, we compete with technology and service providers, which supply one or more components of an e-commerce solution primarily to allow the prospect or others to develop and operate the prospect’s e-commerce business in-house. In addition, the e-commerce businesses operated by us compete with the online and offline businesses of a variety of retailers and manufacturers.
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
          Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on the effectiveness of our internal control over financial reporting. We have expended significant resources to comply with our obligations under Section 404. If we fail to correct any issues in the design or operating effectiveness of internal control over financial reporting or fail to prevent fraud, current and potential stockholders and clients could lose confidence in our financial reporting, which could harm our business, the trading price of our common stock and our ability to retain our current clients and obtain new clients.
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
Our ability to use net operating loss carryforwards to reduce future tax payments may be limited if we experience a change in ownership, or if taxable income does not reach sufficient levels.

          As of January 3, 2009, we had approximately $430.9 million of U.S. Federal net operating loss carryforwards, referred to as NOLs, available to reduce taxable income in future years. A portion of these NOLs are currently subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, referred to as the Code.
          Our ability to utilize the NOLs may be further limited if we undergo an ownership change, as defined in Section 382 of the Code. This ownership change could be triggered by substantial changes in the ownership of our outstanding stock, which are generally outside of our control. An ownership change would exist if the stockholders, or group of stockholders, who own or have owned, directly or indirectly, 5% or more of the value of our stock, or are otherwise treated as 5% stockholders under Section 382 and the regulations promulgated thereunder, increase their aggregate percentage ownership of our stock by more than 50 percentage points over the lowest percentage of our stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOLs. The limitation imposed by Section 382 for any post-change year would be determined by multiplying the value of our stock immediately before the ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years, and the limitation may under certain circumstances be increased by built-in gains which may be present with respect to assets held by us at the time of the ownership change that are recognized in the five-year period after the ownership change. Our use of NOLs arising after the date of an ownership change would not be affected.
          In addition, the ability to use NOLs will be dependent on our ability to generate taxable income. The NOLs may expire before we generate sufficient taxable income. There were no NOLs that expired in the fiscal years ended December 29, 2007 or January 3, 2009.
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
          Such actions by us could harm our results from operations and adversely affect the price of our common stock
Our operating results have fluctuated and may continue to fluctuate significantly, which may cause the market price of our common stock to be volatile.
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
          As of July 4, 2009, there were 1,450,524 shares available for new awards under our 2005 Equity Incentive Plan, referred to as the “2005 plan.” Additionally, as of July 4, 2009 there were 4,607,190 shares of common stock that were subject to awards granted under the 2005 plan (including 226,081 restricted stock awards which are issued and outstanding and subject to forfeiture under certain conditions) and 3,692,455 shares of common stock that were subject to awards granted under our 1996 Equity Incentive Plan. In the event of the cancellation, expiration, forfeiture or repurchase of any of these shares, such shares would become available for issuance under the 2005 plan. In order to attract and retain key personnel, we may issue additional securities, including stock options, restricted stock grants and shares of common stock, in connection with our employee benefit plans, or may lower the price of existing stock options. No prediction can be made as to the effect, if any, that the sale, or the availability for sale, of substantial amounts of common stock by our existing stockholders pursuant to an effective registration statement will have on market prices of our common stock.
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
          As of July 24, 2009, Michael G. Rubin, our chairman, president and chief executive officer, beneficially owned 15.0%, funds affiliated with SOFTBANK Holdings Inc., or SOFTBANK, beneficially owned 16.6%, and Liberty Media Corporation, or Liberty, through its subsidiary QVC, Inc. and QVC’s affiliate QK Holdings, Inc. beneficially owned approximately 18.8% of our outstanding common stock. If they decide to act together, any two of Mr. Rubin, SOFTBANK, and Liberty would be in a position to exercise considerable control, and all three would be in a position to exercise complete control, over most matters requiring stockholder approval, including the election or removal of directors, approval of significant corporate transactions and the ability generally to direct our affairs. Furthermore, pursuant to stock purchase agreements, SOFTBANK and Liberty each have the right to designate up to one member of our board of directors. This concentration of ownership and the right of SOFTBANK and Liberty to designate members to our board of directors may have the effect of delaying or preventing a change in control of us, including transactions in which stockholders might otherwise receive a premium over prevailing market prices for our common stock. Furthermore, Mr. Rubin has entered into voting agreements with each of SOFTBANK and Liberty, and SOFTBANK and Liberty have entered into voting agreements with each other. The parties to these voting agreements have agreed to support the election of the directors designated by each of the other parties.
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
          The price of our common stock on the Nasdaq Global Select Market has been volatile. From December 30, 2007, the first day of our fiscal 2008, through July 4, 2009, the high and low sales prices of our common stock ranged from $19.75 to $5.69 per share. During fiscal 2007, the high and low sale prices of our common stock ranged from $29.27 to $16.09 per share. During fiscal 2006, the high and low sale prices of our common stock ranged from $19.52 to $10.67 per share. We expect that the market price of our common stock may continue to fluctuate.
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
Conversion of our convertible notes would dilute the ownership interest of existing stockholders.
          In June 2005, we issued $57.5 million principal amount of our 3% convertible notes, and in July 2007 we issued $150.0 million principal amount of our 2.5% convertible notes, which are all convertible into shares of our common stock. Under certain circumstances, a maximum of 6,156,495 shares of common stock could be issued upon conversion of the 2.5% convertible notes and a maximum of 3,874,661 shares of common stock could be issued upon conversion of the 3% convertible notes, in each case, subject to adjustment for stock dividends, stock splits, cash dividends, certain tender offers, other distributions and similar events. The conversion of some or all of these notes will dilute the ownership interest of existing stockholders. Any sales in the public market of the common stock issuable upon such conversions could adversely affect prevailing market prices of our common stock. In addition, the existence of these notes could encourage short selling by market participants because the conversion of the notes could depress the price of our common stock.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On April 6, 2009, in connection with the acquisition of Silverlign Group, Inc. (“Silverlign”), the Company issued an aggregate of 168,778 shares of common stock to the two selling stockholders of Silverlign (the “Silverlign Shares”).
     Pursuant to the terms of a Consulting Agreement dated April 22, 2009 between Arimor, LLC (“Arimor”) and GSI Commerce Solutions, Inc., the Company agreed to issue to Arimor shares of the Company’s common stock as a fee for consulting services provided by Arimor. During the fiscal quarter ended July 4, 2009, the Company issued an aggregate of 15,334 shares of common stock to Arimor (“Arimor Shares”) pursuant to such agreement.
     The issuances of the Silverlign Shares and the Arimor Shares were completed in accordance with Section 4(2) of the Securities Act of 1933, as amended, in offerings without any public offering or distribution. The Silverlign Shares and the Arimor Shares are restricted securities and include appropriate restrictive legends.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES.
     None

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS WHO ARE NOT ALSO DIRECTORS.
     On June 18, 2009, we held our Annual Meeting of Stockholders. Proxies were solicited for the Annual Meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934. At the Annual Meeting, the following matters were voted on:
1. Election of the following persons as directors of GSI Commerce, Inc., to serve for a one-year term and until their successors are duly elected and qualified:

No. of Votes
Name	For	Withhold
Michael G. Rubin	43,995,454	436,681
M. Jeffrey Branman	44,284,411	147,724
Michael J. Donahue	44,213,820	218,315
Ronald D. Fisher	44,292,234	139,901
John A. Hunter	43,122,724	1,309,411
Mark S. Menell	44,291,900	140,235
Jeffrey F. Rayport	43,281,826	1,150,309
Lawrence S. Smith	44,212,098	220,037
Andrea M. Weiss	43,281,745	1,150,390
2. Approval of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm.

No. of Votes
For	Against	Abstain
44,256,170	154,023	22,014

ITEM 5:	OTHER INFORMATION.
     None

ITEM 6:	EXHIBITS.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 7, 2009

GSI COMMERCE, INC.
By:	/s/ MICHAEL G. RUBIN
Michael G. Rubin
Chairman, President and Chief Executive Officer

By:	/s/ MICHAEL R. CONN
Michael R. Conn
Executive Vice President, Finance and Chief Financial Officer (principal financial officer & principal accounting officer)