Form 10-Q
period 2009-10-03
GSI COMMERCE INC
filed 2009-11-12
CIK 828750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 0-16611

GSI COMMERCE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-2958132 (I.R.S. employer identification no.)

935 FIRST AVENUE, KING OF PRUSSIA, PA (Address of principal executive offices)	19406 (Zip Code)
Registrant’s telephone number, including area code (610) 491-7000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 55,122,920 shares of the registrant’s Common Stock outstanding as of the close of business on November 5, 2009.

GSI COMMERCE, INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED OCTOBER 3, 2009
The Company’s fiscal year ends on the Saturday nearest the last day of December. The Company’s fiscal year ends are as follows:

References To	Refer to the Years Ended/Ending
Fiscal 2005	December 31, 2005
Fiscal 2006	December 30, 2006
Fiscal 2007	December 29, 2007
Fiscal 2008	January 3, 2009
Fiscal 2009	January 2, 2010
Fiscal 2010	January 1, 2011
Fiscal 2011	December 31, 2011
Fiscal 2012	December 29, 2012
Fiscal 2013	December 28, 2013

PART I
ITEM 1: FINANCIAL STATEMENTS
GSI COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	January 3,	October 3,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$130,315	$135,273
Accounts receivable, less allowance for doubtful accounts of $2,747 and $2,981	78,544	66,065
Inventory	42,856	43,943
Deferred tax assets	18,125	18,184
Prepaid expenses and other current assets	11,229	13,263

Total current assets	281,069	276,728

Property and equipment, net	164,833	155,870
Goodwill	194,996	199,653
Intangible assets, net of accumulated amortization of $18,340 and $25,884	46,663	42,939
Long-term deferred tax assets	11,296	27,544
Other assets, net of accumulated amortization of $16,384 and $18,197	17,168	13,017

Total assets	$716,025	$715,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$98,100	$58,237
Accrued expenses	116,747	76,573
Deferred revenue	20,397	19,089
Convertible notes	—	54,280
Current portion of long-term debt	4,887	5,019

Total current liabilities	240,131	213,198

Convertible notes	161,951	115,436
Long-term debt	32,609	29,239
Deferred revenue and other long-term liabilities	6,838	9,116

Total liabilities	441,529	366,989

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding as of January 3, 2009 and October 3, 2009	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 47,630,824 and 55,077,864 shares issued as of January 3, 2009 and October 3, 2009, respectively; 47,630,621 and 55,077,661 shares outstanding as of January 3, 2009 and October 3, 2009, respectively	476	551
Additional paid in capital	430,933	538,818
Accumulated other comprehensive loss	(2,327)	(1,392)
Accumulated deficit	(154,586)	(189,215)

Total stockholders’ equity	274,496	348,762

Total liabilities and stockholders’ equity	$716,025	$715,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 27,	October 3,	September 27,	October 3,
	2008 (1)	2009	2008 (1)	2009

Revenues:
Net revenues from product sales	$102,139	$90,767	$332,314	$288,150
Service fee revenues	84,655	99,544	243,232	285,817

Net revenues	186,794	190,311	575,546	573,967

Costs and expenses:
Cost of revenues from product sales	73,089	67,548	236,950	217,345
Marketing	11,412	9,087	40,141	27,002
Account management and operations, inclusive of $1,374, $2,033, $4,205 and $6,684 of stock-based compensation	58,733	60,173	175,726	176,969
Product development, inclusive of $705, $1,207, $2,003 and $3,843 of stock-based compensation	25,736	28,396	73,571	84,871
General and administrative, inclusive of $2,475, $2,436, $7,338 and $8,195 of stock-based compensation	17,489	19,365	52,437	58,169
Depreciation and amortization	16,868	15,655	49,503	46,335

Total costs and expenses	203,327	200,224	628,328	610,691

Loss from operations	(16,533)	(9,913)	(52,782)	(36,724)

Other (income) expense:
Interest expense	4,909	4,897	13,818	14,452
Interest income	(190)	(99)	(1,397)	(304)
Other (income) expense	480	(32)	833	(197)

Total other expense	5,199	4,766	13,254	13,951

Loss before income taxes	(21,732)	(14,679)	(66,036)	(50,675)
Benefit for income taxes	(7,537)	(5,273)	(19,996)	(16,046)

Net loss	$(14,195)	$(9,406)	$(46,040)	$(34,629)

Basic and diluted loss per share	$(0.30)	$(0.18)	$(0.97)	$(0.70)

Weighted average shares outstanding — basic and diluted	47,488	51,910	47,259	49,506

(1) As retrospectively adjusted and corrected, see Note 14.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 27,	October 3,
	2008 (1)	2009

Cash Flows from Operating Activities:
Net loss	$(46,040)	$(34,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	39,805	38,856
Amortization	9,698	7,479
Amortization of discount on convertible notes	7,041	7,765
Stock-based compensation	13,546	18,722
Foreign currency transaction losses (gains)	841	(184)
Gain on disposal of equipment	(359)	(10)
Deferred income taxes	(18,026)	(16,046)
Changes in operating assets and liabilities:
Accounts receivable, net	5,623	14,602
Inventory	(6,614)	(1,087)
Prepaid expenses and other current assets	510	(1,900)
Other assets, net	583	1,938
Accounts payable and accrued expenses	(54,937)	(81,434)
Deferred revenue	6,064	(2,224)

Net cash used in operating activities	(42,265)	(48,152)

Cash Flows from Investing Activities:
Payments for acquisitions of businesses, net of cash acquired	(145,001)	(5,601)
Cash paid for property and equipment, including internal use software	(46,007)	(29,585)
Proceeds from disposition of assets	1,500	—
Release from restricted cash escrow funds	—	1,052

Net cash used in investing activities	(189,508)	(34,134)

Cash Flows from Financing Activities:
Borrowings on revolving credit loan	60,000	—
Repayments on revolving credit loan	(20,000)	—
Proceeds from sale of common stock	—	92,596
Equity issuance costs paid	—	(4,179)
Proceeds from lease financing obligations	7,901	—
Debt issuance costs paid	(561)	(83)
Repayments of capital lease obligations	(2,142)	(3,359)
Repayments of mortgage note	(152)	(136)
Proceeds from exercise of common stock options	1,342	2,065

Net cash provided by financing activities	46,388	86,904

Effect of exchange rate changes on cash and cash equivalents	(1,073)	340

Net increase (decrease) in cash and cash equivalents	(186,458)	4,958
Cash and cash equivalents, beginning of period	231,511	130,315

Cash and cash equivalents, end of period	$45,053	$135,273

Supplemental Cash Flow Information
Cash paid during the period for interest	$5,614	$4,672
Cash paid during the period for income taxes	628	2,620
Noncash Investing and Financing Activities:
Accrual for purchases of property and equipment	2,047	3,196
Equipment financed under capital lease	2,497	257

(1) As retrospectively adjusted and corrected, see Note 14.
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
Client Revenue Share: Client revenue share charges are payments made to the Company’s clients in exchange for the use of their brand names, logos, the promotion of its clients’ URLs, Web stores and toll-free telephone numbers in clients’ marketing and communications materials, the implementation of programs to provide incentives to consumers to shop through the e-commerce businesses that the Company operates for its clients and other programs and services provided to the consumers of the e-commerce businesses that the Company operates for its clients, net of amounts reimbursed to the Company by its clients. Client revenue share is calculated as either a percentage of product sales or a guaranteed annual amount. Client revenue share charges were $5,613 and $17,900 for the three- and nine-month periods ended October 3, 2009, and $6,651 and $23,203 for the three- and nine-month periods ended September 27, 2008 and are included in marketing expenses in the Condensed Consolidated Statements of Operations.
Shipping and Handling Costs: The Company defines shipping and handling costs as only those costs incurred for a third-party shipper to transport products to consumers and these costs are included in cost of revenues from product sales to the extent the costs are less than or equal to shipping revenue. In some instances, shipping and handling costs exceed shipping charges to the consumer and are subsidized by the Company. Additionally, the Company selectively offers promotional free shipping whereby it ships merchandise to consumers free of all shipping and handling charges. The cost of promotional, free, and subsidized shipping and handling was $0 for the three- and nine-month periods ended October 3, 2009, and $595 and $3,824 for the three- and nine-month periods ended September 27, 2008, and is included in marketing expenses in the Condensed Consolidated Statements of Operations.
Fulfillment Costs: The Company defines fulfillment costs as personnel, occupancy and other costs associated with its fulfillment centers, personnel and other costs associated with its logistical support and vendor operations departments and third-party warehouse and fulfillment services costs. Fulfillment costs were $19,541 and $59,351 for the three- and nine-month periods ended October 3, 2009, and $22,126 and $68,452 for the three- and nine-month periods ended September 27, 2008, and are included in account management and operations expenses in the Condensed Consolidated Statements of Operations.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
Recent Accounting Pronouncements:
The following is a summary of recent accounting standards issued by the Financial Accounting Standards Board (“FASB”):

Effective Date for
Subject	Date Issued	Summary	Effect of Adoption	The Company
Effective Date of Fair Value Measurements	February 2008	Delayed the effective date of previously issued accounting standards for “Fair Value Measurements” of nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, at least annually, until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.	No material impact.	January 4, 2009

Business Combinations	December 2007	Establishes principles and requirements for an acquirer in a business combination for recognizing and measuring the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the entity acquired in its financial statements. Provides guidance on the recognition and measurement of goodwill acquired in the business combination or a gain from a bargain purchase as well as what information to disclose to enable users of the financial statements to evaluate the nature and financial impact of the business combination. Also, requires recognition of assets and liabilities of noncontrolling interests acquired, fair value measurement of consideration and contingent consideration, expense recognition for transaction costs and certain integration costs, recognition of the fair value of contingencies, and adjustments to income tax expense for changes in an acquirer’s existing valuation allowances or uncertain tax positions that result from the business combination.	No material impact.	January 4, 2009

Noncontrolling Interests in Consolidating Financial Statements	December 2007	Establishes principles and requirements of treatment for the portion of equity in a subsidiary that is not attributable directly or indirectly to a parent. This is commonly known as a minority interest. The objective is to improve relevance, comparability, and transparency concerning ownership interests in subsidiaries held by parties other than the parent by providing disclosures that clearly identify between interests of the parent and interest of the noncontrolling owners and the related impacts on the consolidated statement of income and the consolidated statement of financial position. Also provides guidance on disclosures related to changes in the parent’s ownership interest and deconsolidation of a subsidiary.	No material impact.	January 4, 2009

Disclosures about Derivative Instruments and Hedging Activities	March 2008	Requires companies with derivative instruments to disclose how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under accounting standards for “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company’s financial statements.	No material impact.	January 4, 2009

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

Effective Date for
Subject	Date Issued	Summary	Effect of Adoption	The Company
Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)	May 2008	Changes the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. Requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The Company’s $207,500 principal amount of subordinated convertible notes are subject to the provisions of these standards because under the notes the Company has the ability to elect cash settlement of the conversion value of the notes. The provisions require retrospective application.	See Note 14, Financial Statement Correction of a Misstatement and Retrospective Application of Accounting Standard, for the impact of these standards on the Company’s previously reported financial statements.	January 4, 2009

Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock	June 2008	Provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception under accounting standards of “Accounting for Derivative Instruments and Hedging Activities.”	No material impact.	January 4, 2009

Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities	June 2008	Requires that unvested stock-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) should be classified as participating securities and should be included in the computation of earnings per share pursuant to the two-class method as described in accounting standards for “Earnings Per Share.”	No material impact.	January 4, 2009

Interim Disclosures about Fair Value of Financial Instruments	April 2009	Requires companies to disclose in interim financial statements the fair value of financial instruments within the scope of accounting standards for “Disclosures About Fair Value of Financial Instruments.” Also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments.	No material impact.	July 4, 2009

Subsequent Events	May 2009	Sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.	No material impact.	July 4, 2009

The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles	June 2009	Identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission under federal securities laws are also sources of authoritative GAAP for SEC registrants.	No material impact.	July 5, 2009

Multiple Deliverable Element Arrangements	October 2009	Removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. Replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under accounting standards for “Fair Value Measurements.” Provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements.	The Company is currently evaluating the impact, if any, that the adoption of this statement will have on its consolidated financial statements.	January 2, 2011, with early adoption permitted.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE 3—FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in thousands):

Fair Value Measurements on January 3, 2009
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
Recurring Fair Value Measures	(Level 1)	(Level 2)	(Level 3)

Assets
Cash and cash equivalents(1)
Money market mutual funds	$97,849	$—	$—

(1)	Cash and cash equivalents total $130,315 as of January 3, 2009, and are comprised of $97,849 of money market mutual funds and $32,466 of bank deposits.

Fair Value Measurements on October 3, 2009
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
Recurring Fair Value Measures	(Level 1)	(Level 2)	(Level 3)

Assets
Cash and cash equivalents(1)
Money market mutual funds	$11,759	$—	$—

(1)	Cash and cash equivalents total $135,273 as of October 3, 2009, and are comprised of $11,759 of money market mutual funds and $123,514 of bank deposits.
The Company’s financial assets and liabilities subject to fair value measurements on a nonrecurring basis are as follows (in thousands):

Fair Value Measurements on January 3, 2009
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
Nonrecurring Fair Value Measures	(Level 1)	(Level 2)	(Level 3)

Assets
Other assets
Equity investments	$—	$—	$1,418

For fiscal 2008, the Company recognized an other than temporary impairment loss of $1,665 which reduced the carrying value of one of its equity investments from $3,083 to its estimated fair value of $1,418.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The Company did not have any nonrecurring fair value measurements as of October 3, 2009.
NOTE 4—PROPERTY AND EQUIPMENT
The major classes of property and equipment, at cost, as of January 3, 2009 and October 3, 2009 are as follows:

	January 3,	October 3,
	2009	2009
Computer hardware and software	$190,957	$215,024
Building and building improvements	44,721	44,791
Furniture, warehouse and office equipment, and other	40,423	43,945
Land	7,889	7,889
Leasehold improvements	4,592	5,386
Capitalized leases	28,141	28,398
Construction in progress	1,497	1,931

	318,220	347,364
Less: Accumulated depreciation	(153,387)	(191,494)

Property and equipment, net	$164,833	$155,870

The Company’s net book value in capital leases, which consist of warehouse equipment and computer hardware, was $19,039 as of October 3, 2009 and $22,595 as of January 3, 2009. Amortization of capital leases is included within depreciation and amortization expense on the Condensed Consolidated Statements of Operations. Interest expense recorded on capital leases was $357 and $1,126 for the three- and nine-month periods ended October 3, 2009 and $425 and $954 for the three- and nine-month periods ended September 27, 2008.
NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the changes in the carrying amount of goodwill for each of the Company’s reportable segments:

		Interactive
	E-Commerce	Marketing
	Services	Services	Consolidated
January 3, 2009	$82,758	$112,238	$194,996
Acquisitions(1)(2)	—	4,263	4,263
Foreign currency translation	394	—	394
October 3, 2009	$83,152	$116,501	$199,653

(1)	In April 2009, the Company completed an acquisition of a digital marketing services agency. The allocation of the purchase price over the fair value of the tangible and intangible assets acquired resulted in $2,637 of goodwill.

(2)	In September 2009, the Company completed an acquisition of an interactive marketing services agency. The allocation of the purchase price over the fair value of the tangible and intangible assets acquired resulted in $1,626 of goodwill.
These acquisitions, on an aggregate basis, did not have a material impact on the Company’s condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The Company’s intangible assets are as follows:

			Weighted-
	January 3,	October 3,	Average
	2009	2009	Life
			(in years)
Gross carrying value of intangible assets subject to amortization:
Customer contracts	$38,773	$41,191	2.5
Non-compete agreements	3,838	3,838	3.0
Purchased technology	4,493	4,805	4.0
Trade names	470	840	1.5
Foreign currency translation	(691)	(511)

	46,883	50,163	2.6

Accumulated amortization:
Customer contracts	(15,302)	(20,850)
Non-compete agreements	(1,599)	(2,559)
Purchased technology	(1,152)	(2,092)
Trade names	(470)	(470)
Foreign currency translation	183	87

	(18,340)	(25,884)

Net carrying value:
Customer contracts	23,471	20,341
Non-compete agreements	2,239	1,279
Purchased technology	3,341	2,713
Trade names	—	370
Foreign currency translation	(508)	(424)

Total intangible assets subject to amortization, net	28,543	24,279

Indefinite life intangible assets:
Trade names	18,120	18,660

Total intangible assets	$46,663	$42,939

Amortization expense of intangible assets was $2,582 and $7,544 for the three- and nine-month periods ended October 3, 2009 and $3,880 and $9,665 for the three- and nine-month periods ended September 27, 2008. Estimated future amortization expense related to intangible assets as of October 3, 2009, is as follows:

Fiscal 2009	$2,772
Fiscal 2010	8,930
Fiscal 2011	6,463
Fiscal 2012	2,845
Fiscal 2013	1,786
Thereafter	1,483

$24,279

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE 6—LONG-TERM DEBT AND CREDIT FACILITY
The following table summarizes the Company’s long-term debt as of:

	January 3,	October 3,
	2009	2009

Convertible notes	$161,951	$169,716
Notes payable (1)	12,663	12,527
Capital lease obligations	24,833	21,731
Credit facility (2)	—	—

Total debt	199,447	203,974
Less: Current portion of convertible notes	—	(54,280)
Less: Current portion of notes payable	(184)	(193)
Less: Current portion of capital lease obligations	(4,703)	(4,826)

Total long-term debt	$194,560	$144,675

(1)	The estimated fair market value of the notes payable approximated their carrying value as of October 3, 2009 and January 3, 2009.

(2)	The Company had no outstanding borrowings and $3,689 of outstanding letters of credit under its $90,000 secured revolving credit facility as of October 3, 2009.
In May 2008, the FASB issued accounting standards which require the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The Company’s $207,500 principal amounts of subordinated convertible notes are subject to the provisions of these standards because the Company has the ability to elect cash settlement of the conversion value of the notes. The liability component of the notes is determined based on the present value of the notes using the Company’s nonconvertible debt borrowing rate on the issuance date. In order to determine the fair value of the debt portion and equity portion of the Company’s convertible notes, the Company used a market approach to determine the market rate for comparable transactions had the Company issued nonconvertible debt with similar embedded features other than the conversion feature by using prices and other relevant information generated by market transactions at or near the issuance date of its convertible notes. The equity component is the difference between the proceeds from the issuance of the note and the fair value of the liability component. The resulting debt discount, equal to the excess of the principal amount of the liability over its carrying amount, will be amortized to interest expense using the effective interest method over the expected life of the debt. The Company adopted these standards on January 4, 2009 and applied it retrospectively to all prior periods presented. See Note 14, Financial Statement Correction of Misstatement and Retrospective Application of Accounting Standard, for the impact to prior periods.
3% Convertible Notes due 2025
In fiscal 2005, the Company completed a public offering of $57,500 aggregate principal amount of 3% subordinated convertible notes due June 1, 2025. The notes bear interest at 3%, payable semi-annually on June 1 and December 1.
Holders may convert the notes into shares of the Company’s common stock (or cash or a combination of the Company’s common stock and cash, if the Company so elects) at a conversion rate of 56.1545 shares per $1,000 principal amount of notes (representing a conversion price of approximately $17.81 per share). Based on the Company’s closing stock price of $18.96 on October 2, 2009, the if-converted value of the notes exceeds the aggregate principal amount of the notes by $3,713.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The following table provides additional information about the Company’s 3% convertible notes:

	As of	As of
	January 3, 2009	October 3, 2009
Carrying amount of the equity component	$18,187	$18,187
Principal amount of the liability component	$57,500	$57,500
Unamortized discount of liability component	$6,574	$3,220
Net carrying amount of liability component	$50,926	$54,280
Remaining amortization period of discount		8 months
Effective interest rate on liability component		12.00%
The Company recognized interest expense from the 3% convertible notes of $1,693 and $4,940 for the three- and nine-months ended October 3, 2009, which was comprised of $1,161 and $3,354 respectively, for the amortization of the discount on the liability component, $431 and $1,294 respectively, for the contractual interest coupon, and $101 and $292 respectively, for the amortization of the liability component of the issue costs. The Company recognized interest expense of $1,557 and $4,548 for the three- and nine-months ended September 27, 2008 which was comprised of $1,034 and $2,986 respectively, for the amortization of the discount on the liability component, $431 and $1,294 respectively, for the contractual interest coupon and $92 and $268 respectively, for the amortization of the liability component of the issue costs.
The estimated fair market value of the 3% subordinated convertible notes was $66,326 as of October 3, 2009 and $40,825 as of January 3, 2009 based on quoted market prices.
2.5% Convertible Notes due 2027
In fiscal 2007, the Company completed a private placement of $150,000 of aggregate principal amount of 2.5% subordinated convertible notes due June 1, 2027, raising net proceeds of approximately $145,000, after deducting initial purchaser’s discount and issuance costs. The notes bear interest at 2.5%, payable semi-annually on June 1 and December 1.
Holders may convert the notes into shares of the Company’s common stock (or cash or a combination of the Company’s common stock and cash, if the Company so elects) at a conversion rate of 33.3333 shares per $1,000 principal amount of notes (representing a conversion price of approximately $30.00 per share). Based on the Company’s closing stock price of $18.96 on October 2, 2009, the if-converted value of the notes does not exceed the aggregate principal amount of the notes.
The following table provides additional information about the Company’s 2.5% convertible notes:

	As of	As of
	January 3, 2009	October 3, 2009
Carrying amount of the equity component	$26,783	$26,783
Principal amount of the liability component	$150,000	$150,000
Unamortized discount of liability component	$38,975	$34,564
Net carrying amount of liability component	$111,025	$115,436
Remaining amortization period of discount		56 months
Effective interest rate on liability component		8.60%
The Company recognized interest expense on the 2.5% convertible notes of $2,565 and $7,565 for the three- and nine-months ended October 3, 2009 which was comprised of $1,512 and $4,411 respectively, for the amortization of the discount on the liability component, $937 and $2,812 respectively, for the contractual interest coupon, and $116 and $342 respectively, for the amortization of the liability component of the issue costs. The Company recognized interest expense of $2,437 and $7,192 for the three- and nine-months ended September 27, 2008 which was comprised of $1,390 and $4,055 respectively, for the amortization of the discount on the liability component, $937 and $2,812 respectively, for the contractual interest coupon and $110 and $325 respectively, for the amortization of the liability component of the issue costs.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The estimated fair market value of the 2.5% subordinated convertible notes was $132,255 as of October 3, 2009 and $68,748 as of January 3, 2009 based on quoted market prices.
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
Operating and Capital Commitments
The following summarizes the Company’s principal operating and capital commitments as of October 3, 2009:

	Payments due by fiscal year
	2009	2010	2011	2012	2013	Thereafter	Total

Operating lease obligations(1)	$4,645	$17,688	$14,491	$13,612	$9,464	$19,175	$79,075
Purchase obligations and marketing commitments(1)	89,258	11,589	13,866	13,866	5,338	49,960	183,877
Client revenue share payments(1)	3,795	20,768	21,400	14,658	4,368	28,760	93,749
Debt interest(1)	3,499	5,241	4,509	4,498	4,481	11,061	33,289
Debt obligations	48	57,695	209	563	237	161,275	220,027
Capital lease obligations, including interest(2)	1,672	6,040	5,989	5,768	3,672	1,789	24,930
Deferred acquisition payments	—	1,250	1,050	750	1,000	—	4,050

Total	$102,917	$120,271	$61,514	$53,715	$28,560	$272,020	$638,997

(1)	Not required to be recorded in the Condensed Consolidated Balance Sheet as of October 3, 2009 in accordance with accounting principles generally accepted in the United States of America.

(2)	Capital lease obligations, excluding interest, are recorded in the Condensed Consolidated Balance Sheets.
Approximately $1,924 of unrecognized tax benefits have been recorded as liabilities as of October 3, 2009, in accordance with FASB’s issued accounting standards relating to accounting for uncertainty in income taxes, and the Company is uncertain as to if or when such amounts may be settled; as a result, these obligations are not included in the table above. Changes to these tax contingencies that are reasonably possible in the next 12 months are not expected to be material.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE 8—STOCKHOLDERS’ EQUITY
Common Stock
In August 2009, the Company completed a registered public offering of 5,439 common shares at $17.00 per share. Net proceeds from the sale of the common shares after deducting underwriting discounts and commissions and offering expenses were approximately $88,000.
NOTE 9—STOCK AWARDS
The Company currently maintains the 2005 Equity Incentive Plan (“the Plan”) which provides for the grant of equity to certain employees, directors and other persons. As of October 3, 2009, 1,465 shares of common stock were available for future grants under the Plan. The equity awards granted under the Plan generally vest at various times over periods ranging up to five years and have terms of up to ten years after the date of grant, unless the optionee’s service to the Company is interrupted or terminated.
Stock Options and Warrants
The following table summarizes the stock option and warrant activity for the nine-month period ended October 3, 2009:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	(in thousands)	Price	Life (in years)	Value
Outstanding at January 3, 2009	4,244	$9.50
Granted	—	—
Exercised	(500)	$4.41
Forfeited/Cancelled	(179)	$13.70

Outstanding at October 3, 2009	3,565	$9.99	3.11	$32,079

Vested and expected to vest at October 3, 2009	3,565	$9.99	3.11	$32,079

Exercisable at October 3, 2009	3,565	$9.99	3.11	$32,079

The Company recognized no stock-based compensation expense for stock options for the three- and nine-month periods ended October 3, 2009, as all options were fully vested. The total stock-based compensation expense recognized for the three-month period ended September 27, 2008 was $16 and for the nine-month period ended September 27, 2008, the Company recognized a stock-based compensation benefit of $37 due to forfeited shares in excess of the Company’s estimated forfeiture rate.
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

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The following table summarizes the restricted stock unit and restricted stock award activity for the nine-month period ended October 3, 2009:

		Weighted
	Number of	Average
	Shares	Grant Date
	(in thousands)	Fair Value
Nonvested shares at January 3, 2009	3,793	$18.86
Granted	1,776	$10.96
Vested	(942)	$15.77
Forfeited/Cancelled	(248)	$13.90

Nonvested shares at October 3, 2009	4,379	$16.60

The Company recognized $5,423 and $17,961 of stock-based compensation expense for the three-and nine-month periods ended October 3, 2009, and $4,284 and $12,821 of stock-based compensation expense for the three- and nine-month periods ended September 27, 2008.
NOTE 10—INCOME TAXES
At the end of each interim period, the Company estimates its annual effective tax rate and applies that rate to its ordinary year-to-date earnings. FASB’s accounting standards of “Accounting for Income Taxes in Interim Periods,” provides that if in a separate jurisdiction, the Company anticipates an ordinary loss for the year in which a tax benefit cannot be recognized in accordance with the FASB’s standards of “Accounting for Income Taxes,” then the Company excludes the ordinary loss in that jurisdiction and the related tax benefit from the computation of its estimated annual effective tax rate. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs, however, the related benefit or expense is excluded from the annual effective tax rate. The tax expense or benefit related to significant, unusual, or extraordinary items are individually computed and recognized as a discrete item in the interim period in which the item occurs.
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
The Company’s tax provision for the nine months ended October 3, 2009 was determined using an estimate of its annual effective tax rate which is 39.2% for fiscal 2009 plus any discrete items that affect taxes that occur during the quarter. The effective tax rate is higher than the 35% federal statutory tax rate primarily due to state taxes partially offset by permanent items. Estimated annual losses from international operations yield no tax benefit and were removed from the calculation of the annual effective tax rate. The Company does not provide for U.S. taxes on its undistributed earnings of foreign subsidiaries since it intends to invest such undistributed earnings indefinitely outside of the U.S.
The Company’s reported effective tax rate for the nine months ended October 3, 2009 was 31.7%. The annual effective tax rate of 39.2% was different from the actual tax rate of 31.7% primarily due to losses in foreign operations that generate no tax benefit and therefore are not included in the pre-tax book income calculation for the annual effective tax rate partially offset by the benefit from certain discrete items.
The reported effective tax rate for the nine months ended September 27, 2008 was 30.3%. The annual effective tax rate of 31.2% was different from the actual tax rate of 30.3% primarily due to the change in estimate of losses in jurisdictions in which little or no tax benefit is recognized under the standards for “Accounting for Income Taxes.”

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The total amount of liabilities, interest and penalties related to uncertain tax positions and recognized in the Condensed Consolidated Balance Sheets were $1,924 as of October 3, 2009, and $1,708 as of January 3, 2009. The Company recorded an increase in liabilities, including interest and penalties for uncertain tax positions that were recorded as income tax expense of $45 and $216 for the three- and nine-month periods ended October 3, 2009 and $109 and $277 for the three- and nine-month periods ended September 27, 2008.
NOTE 11—LOSS PER SHARE
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
The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on net loss per share would have been anti-dilutive for the three- and nine-month periods ended:

	September 27,	October 3,
	2008	2009
Stock units and awards	3,881	4,379
Stock options and warrants	4,256	3,565
Convertible notes	8,229	8,229

	16,366	16,173

The potential number of common shares and dilution from the Company’s Series A Junior Participating Preferred Stock from its Stockholders Right Plan cannot be determined because these shares are not exercisable unless certain future contingent events occur.
NOTE 12 — COMPREHENSIVE LOSS
Comprehensive loss is computed as net loss plus certain other items that are recorded directly to shareholders’ equity in accordance with standards of accounting for “Reporting Comprehensive Income.” Comprehensive loss is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 27,	October 3,	September 27,	October 3,
	2008	2009	2008	2009

Net loss	$(14,195)	$(9,406)	$(46,040)	$(34,629)
Other comprehensive income (loss):
Cumulative translation adjustment	(6)	153	50	935

Comprehensive loss	$(14,201)	$(9,253)	$(45,990)	$(33,694)

NOTE 13—SEGMENT INFORMATION
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

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The Company manages its working capital on a consolidated basis and does not allocate long-lived assets to segments. In addition, segment assets are not reported to, or used by, the Company and therefore, pursuant to the standards for “Disclosures about Segments of an Enterprise and Related Information,” total segment assets have not been disclosed.
The following table’s present summarized information by segment:

	Three Months Ended September 27, 2008
	E-Commerce	Interactive	Intersegment
	Services	Marketing Services	Eliminations	Consolidated
Net revenues	$168,097	$23,132	$(4,435)	$186,794
Costs and expenses before depreciation, amortization and stock-based compensation expense	166,082	20,258	(4,435)	181,905

Operating income before depreciation, amortization and stock-based compensation expense	2,015	2,874	—	4,889
Depreciation and amortization				16,868
Stock-based compensation expense				4,554

Loss from operations				(16,533)

Interest expense				4,909
Interest income				(190)
Other expense, net				480

Loss before income taxes				$(21,732)

	Three Months Ended October 3, 2009
	E-Commerce	Interactive	Intersegment
	Services	Marketing Services	Eliminations	Consolidated
Net revenues	$166,641	$31,038	$(7,368)	$190,311
Costs and expenses before depreciation, amortization and stock-based compensation expense	161,708	24,553	(7,368)	178,893

Operating income before depreciation, amortization and stock-based compensation expense	4,933	6,485	—	11,418
Depreciation and amortization				15,655
Stock-based compensation expense				5,676

Loss from operations				(9,913)

Interest expense				4,897
Interest income				(99)
Other income, net				(32)

Loss before income taxes				$(14,679)

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

	Nine Months Ended September 27, 2008
	E-Commerce	Interactive	Intersegment
	Services	Marketing Services	Eliminations	Consolidated
Net revenues	$531,632	$56,746	$(12,832)	$575,546
Costs and expenses before depreciation, amortization and stock-based compensation expense	528,834	49,277	(12,832)	565,279

Operating income before depreciation, amortization and stock-based compensation expense	2,798	7,469	—	10,267
Depreciation and amortization				49,503
Stock-based compensation expense				13,546

Loss from operations				(52,782)

Interest expense				13,818
Interest income				(1,397)
Other expense, net				833

Loss before income taxes				$(66,036)

	Nine Months Ended October 3, 2009
	E-Commerce	Interactive	Intersegment
	Services	Marketing Services	Eliminations	Consolidated
Net revenues	$508,921	$84,646	$(19,600)	$573,967
Costs and expenses before depreciation, amortization and stock-based compensation expense	497,885	67,349	(19,600)	545,634

Operating income before depreciation, amortization and stock-based compensation expense	11,036	17,297	—	28,333
Depreciation and amortization				46,335
Stock-based compensation expense				18,722

Loss from operations				(36,724)

Interest expense				14,452
Interest income				(304)
Other income, net				(197)

Loss before income taxes				$(50,675)

The Company’s operations are substantially within the United States.
NOTE 14—FINANCIAL STATEMENT CORRECTION OF MISSTATEMENT AND RETROSPECTIVE APPLICATION OF ACCOUNTING STANDARD
The Company adopted accounting standards for “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” on January 4, 2009 and retrospectively applied its provisions for all periods presented. See Recent Accounting Pronouncements in Note 2, Summary of Significant Accounting Policies, and Note 6, Long-Term Debt and Credit Facility, for more information regarding the Company’s adoption of this standard.
The Company recognizes stock-based compensation expense for all stock-based awards over the requisite service period, net of estimated forfeitures, in accordance with accounting standards for “Share-Based Payment.” The amount of stock-based compensation expense recognized at any date must at least equal the portion of grant date value of the award that is vested at that date. In the second quarter of fiscal 2009, the Company discovered a computational error in the software used by the Company to calculate the stock-based compensation expense whereby the expense recognized for each vested portion of the award was less than the grant date fair value of that vested portion of the award. The error resulted in an understatement of stock-based compensation expense in fiscal 2006, 2007, 2008 and the first quarter of fiscal 2009.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
In accordance with Staff Accounting Bulletin’s accounting standards for materiality and for considering the effects of prior year misstatements when quantifying misstatements in current year financial statements, the Company evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded that the error was immaterial to any prior year financial statements.
The following tables reflect the impact of the retrospective application of accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement and the correction on the Company’s (i) Condensed Consolidated Statement of Operations for the three and nine months ended September 27, 2008, and (ii) Condensed Consolidated Statement of Cash Flows for the nine months ended September 27, 2008:

		Effect of		As Retrospectively
	As Originally	Retrospective	Effect of	Adjusted and
Condensed Consolidated Statement of Operations	Reported	Application	Correction	Corrected
	Three Months Ended September 27, 2008
Account management and operations	$58,732	$—	$1	$58,733
General and administrative	17,487	—	2	17,489
Total costs and expenses	203,324	—	3	203,327
Loss from operations	(16,530)	—	(3)	(16,533)
Interest expense	2,594	2,315	—	4,909
Total other expense	2,884	2,315	—	5,199
Loss before income taxes	(19,414)	(2,315)	(3)	(21,732)
Benefit for income taxes	(6,575)	(961)	(1)	(7,537)
Net loss	(12,839)	(1,354)	(2)	(14,195)
Basic and diluted loss per share	(0.27)	(0.03)	—	(0.30)

	Nine Months Ended September 27, 2008
Account management and operations	$175,339	$—	$387	$175,726
Product development	73,356	—	215	73,571
General and administrative	51,820	—	617	52,437
Total costs and expenses	627,109	—	1,219	628,328
Loss from operations	(51,563)	—	(1,219)	(52,782)
Interest expense	7,118	6,700	—	13,818
Total other expense	6,554	6,700	—	13,254
Loss before income taxes	(58,117)	(6,700)	(1,219)	(66,036)
Benefit for income taxes	(16,753)	(2,780)	(463)	(19,996)
Net loss	(41,364)	(3,920)	(756)	(46,040)
Basic and diluted loss per share	(0.88)	(0.08)	(0.01)	(0.97)

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

		Effect of		As Retrospectively
	As Originally	Retrospective	Effect of	Adjusted and
Condensed Consolidated Statement of Cash Flows	Reported	Application	Correction	Corrected
	Nine Months Ended September 27, 2008
Net loss	$(41,364)	$(3,920)	$(756)	$(46,040)
Amortization of discount on convertible notes	—	7,041	—	7,041
Stock-based compensation	12,327	—	1,219	13,546
Deferred income taxes	(14,783)	(2,780)	(463)	(18,026)
Other assets, net	924	(341)	—	583
Net cash used in operating activities	(42,265)	—	—	(42,265)
NOTE 15—SUBSEQUENT EVENTS
The Company has evaluated its subsequent events through November 12, 2009, and entered into the following transaction after October 3, 2009 that requires disclosure in the financial statements:
On October 27, 2009, the Company executed an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Retail Convergence, Inc. (“RCI”). RCI operates RueLaLa.com, an operator of online private sales and SmartBargains.com, an off-price e-commerce marketplace. The Company believes the acquisition will allow the Company to enter the private sale and off-price e-commerce marketplace markets and broaden its e-commerce solution offerings. Upon the terms and subject to the conditions of the Merger Agreement, the Company will acquire substantially all of the outstanding capital stock of RCI (the “Merger”). The Merger Agreement provides that the Company will acquire RCI for $180,000 at closing, consisting of cash of $90,000 and shares of the Company’s common stock valued at $90,000. In addition, the Company will be obligated to pay additional earn-out payments of up to $170,000 over a three year period beginning with fiscal year 2010 contingent on RCI’s achievement of certain financial performance targets. To reach the maximum earn-out, RCI will need to achieve earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $51,900 in fiscal year 2012, excluding stock-compensation expense on the earn-out payment and certain other adjustments. The earn-out received by RCI’s shareholders and employees in accordance with their pro rata ownership percentage, will be treated as purchase price and the portion received by RCI’s employees above their pro rata ownership percentage will be treated as compensation expense. Any adjustment to the Company’s estimate of the earn-out payment will impact the Company’s Consolidated Statements of Operations and could have a material impact to its financial results.
Michael Rubin, chairman, president and CEO of the Company, is the beneficial owner of approximately 1.6 percent of RCI’s capital stock (on an as-converted basis).
The acquisition is expected to close during the fourth quarter of fiscal 2009, subject to customary closing conditions and expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. The Company will account for the acquisition using the acquisition method of accounting in accordance with FASB’s issued accounting standards for “Business Combinations.”

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements, as defined under federal securities law. The words “look forward to,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “could,” “guidance,” “potential,” “opportunity,” “continue,” “project,” “forecast,” “confident,” “prospects,” “schedule,” “designed,” “future,” “discussions,” “if” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, consumer spending, the financial markets and the industries in which we and our clients operate, changes affecting the Internet and e-commerce, our ability to develop and maintain relationships with strategic partners and suppliers and the timing of our establishment, extension or termination of our relationships with clients, our ability to timely and successfully develop, maintain and protect our technology, confidential and proprietary information, and product and service offerings and execute operationally, our ability to attract and retain qualified personnel, our ability to close the acquisition of Retail Convergence, Inc. (“RCI”), to successfully integrate our acquisitions of other businesses, including Pepperjam and RCI, and the performance of acquired businesses, including Pepperjam and RCI. More information about potential factors that could affect us are described in Part II, Item 1A of this Quarterly Report of Form 10-Q. We expressly disclaim any intent or obligation to update these forward-looking statements.
Executive Overview
Third Quarter of Fiscal 2009 Financial Results and Significant Events:
•	Net revenues increased 2% compared to the third quarter of fiscal 2008. Service fee revenues grew 17% and net revenues from product sales decreased 11%. E-commerce services segment net revenues decreased slightly and interactive marketing services segment net revenues increased by 34%.

•	Net loss was $9.4 million in the third quarter of fiscal 2009, inclusive of a benefit for income taxes of $5.3 million, compared to a net loss of $14.2 million in the third quarter of fiscal 2008, inclusive of a tax benefit of $7.5 million. Loss from operations improved to $9.9 million in the third quarter of fiscal 2009 compared to a loss of $16.5 million in the third quarter of fiscal 2008.

•	In August 2009, we received approximately $88 million of net proceeds through the sale of 5.4 million shares of common stock. We plan to use the net proceeds for working capital and general corporate purposes, including possible acquisitions.

•	On October 27, 2009, we executed an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Retail Convergence, Inc. (“RCI”). RCI operates RueLaLa.com, an operator of online private sales and SmartBargains.com, an off-price e-commerce marketplace. We believe the acquisition will allow us to enter the private sale and off-price e-commerce marketplace markets and broaden our e-commerce solution offerings. The Merger Agreement provides that we will acquire RCI for $180 million at closing, consisting of cash of $90 million and shares of our common stock valued at $90 million. In addition, we will be obligated to pay additional earn-out payments of up to $170 million over a three year period beginning with fiscal year 2010 contingent on RCI’s achievement of certain financial performance targets.
2009 Outlook:
•	For the remainder of fiscal 2009, compared to the same period in fiscal 2008 and excluding the planned acquisition of RCI, we expect a modest decrease in net revenues due primarily to the liquidation of a client that was one of our top ten contributors of service fee revenues in fiscal 2008, and the transition during fiscal 2009 of one owned inventory client to a non-owned inventory deal structure. We believe that the client transition will result in a decrease in net revenues from product sales partially offset by an increase in service fee revenues and will have no material effect on earnings. We also expect that this transition will decrease our cost of revenues from product sales and our marketing expenses. Including the planned RCI acquisition we expect a modest increase in net revenues.

•	We believe that due to the current economic environment, same store e-commerce revenues for the remainder of fiscal 2009 will grow at a more moderate rate than in fiscal 2008 and that capital expenditures will modestly decrease in fiscal 2009 compared to fiscal 2008.

•	We continue to expect that we will have a net loss in fiscal 2009, although we expect to earn a profit in our fourth quarter of fiscal 2009.

•	Management’s Discussion and Analysis of Financial Condition and Results of Operations do not take into account the impact of the planned acquisition of RCI on our financial condition.
Financial Statement Correction and Retrospective Application of Accounting Standard for Convertible Debt Instruments That May be Settled in Cash Upon Conversion, Including Partial Cash Settlement
The accompanying condensed consolidated financial statements for the three and nine months ended September 27, 2008 have been corrected and retrospectively adjusted from amounts previously reported. Accordingly, amounts presented in Management’s Discussion and Analysis include the effects of the changes. See Note 14, Financial Statement Correction of Misstatement and Retrospective Application of Accounting Standard, for a summary of the impact of the correction and retrospective adjustment.
Results of Operations
Three-month period ended October 3, 2009 and September 27, 2008 (amounts in tables in millions):
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
Service Fee Revenues. Service fee revenues include revenues we earn from providing e-commerce services and interactive marketing services. E-commerce service fee revenues are generated from a client’s use of one or more of our e-commerce platform components, which include technology, fulfillment and customer care, as well as from professional services and unredeemed gift cards. Interactive marketing service fee revenues are generated from online marketing, advertising, email and design services. Service fee revenues can be fixed or variable and may be based on the activity performed, the value of merchandise sold, or the gross profit from a transaction.

					Third Qtr Fiscal 2009
					vs.
					Third Qtr Fiscal 2008
	Third Qtr Fiscal 2008		Third Qtr Fiscal 2009		Increase/(Decrease)	% Change
Net Revenues by Type:
Net revenues from product sales	$102.1	55%	$90.8	48%	$(11.3)	(11%)
Service fee revenues	84.7	45%	99.5	52%	14.8	17%

Total net revenues	$186.8	100%	$190.3	100%	$3.5	2%

Net Revenues by Segment:
E-Commerce services	$168.1	90%	$166.6	88%	$(1.5)	(1%)
Interactive marketing services	23.1	12%	31.0	16%	7.9	34%
Intersegment eliminations	(4.4)	(2%)	(7.3)	(4%)	(2.9)	66%

Total net revenues	$186.8	100%	$190.3	100%	$3.5	2%

Net Revenues by Type
Net Revenues from Product Sales. Net revenues from product sales decreased $11.3 million in the third quarter of fiscal 2009. This decrease was primarily due to the transition during the first quarter of fiscal 2009 of one owned inventory client to a non-owned inventory deal structure, and a decrease in sales from one consumer electronics client. Of this decrease, $11.8 million was primarily due to a decrease in revenues due to the client transition and from clients that ceased doing business with us after the third quarter of fiscal 2008. Partially offsetting these decreases was an increase of $0.5 million in revenues from clients that operated for the entirety of both periods. Shipping revenue for all clients for which we provide fulfillment services was $25.5 million for the third quarter of fiscal 2009 compared to $22.3 million for the third quarter of fiscal 2008.
Service Fee Revenues. Service fee revenues increased $14.8 million in the third quarter of fiscal 2009. This increase was primarily due to an increase in revenues from our e-commerce services segment including the client transition discussed above, and the growth of our interactive marketing services segment. Partially offsetting these increases was a decrease in revenues from clients that terminated their relationships with us, including the liquidation of a client that was one of our top ten contributors of service fee revenues for fiscal 2008.
For the remainder of fiscal 2009, we continue to expect a decrease in net revenues from product sales due to the client transition discussed above. We expect this transition to continue to result in an increase in service fee revenues for the remainder of fiscal 2009, but an overall decline in total net revenues.
Net Revenues by Segment
E-Commerce Services Segment Revenues. Net revenues from e-commerce services decreased $1.5 million in the third quarter of fiscal 2009 due to an $11.3 million decrease in net revenues from product sales which was partially offset by an increase of $9.8 million in service fee revenues.
Of the $1.5 million decrease in net revenues from our e-commerce services segment, $7.7 million was from clients that terminated their relationships with us and from the client transition, which are both discussed above. Partially offsetting these decreases was an increase of $6.2 million from clients that operated for the entirety of both periods.
Service fee revenues increased $9.8 million for our e-commerce services segment. Of the $9.8 million increase, $5.7 million was from an increase in revenues from clients that operated for the entirety of both periods, and $4.1 million was from clients that did not operate for the entirety of both periods. See the discussion above under Net Revenues by Type — Net Revenues from Product Sales for an explanation of the $11.3 million decrease in net revenues from product sales.
Interactive Marketing Services Segment Revenues. Net revenues increased by 34%, or $7.9 million, due primarily to growth of e-mail marketing services provided by e-Dialog and design, studio and online marketing services provided by gsi interactive, as well as from the Silverlign Group Inc. (“Silverlign”) which we acquired in April 2009.
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
Marketing. Marketing expenses consist primarily of net client revenue share charges, promotional, free, and subsidized shipping and handling costs, catalog costs, and net advertising and promotional expenses. All marketing expenses were attributable to our e-commerce services segment and generally supported revenues from product sales.
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

					Third Quarter of Fiscal 2009
	Third Quarter		Third Quarter		vs.
	of Fiscal 2008		of Fiscal 2009		Third Quarter of Fiscal 2008
		% of		% of
		Net		Net	Increase /
	$	Revenues	$	Revenues	(Decrease)	% Change
Cost of revenues from product sales	$73.1	39%	$67.5	35%	$(5.6)	(8%)
Marketing	11.4	6%	9.1	5%	(2.3)	(20%)
Account management and operations	58.7	32%	60.2	32%	1.5	3%
Product development	25.7	14%	28.4	15%	2.7	11%
General and administrative	17.5	9%	19.4	10%	1.9	11%
Depreciation and amortization	16.9	9%	15.6	8%	(1.3)	(8%)

Total costs and expenses	$203.3	109%	$200.2	105%	$(3.1)	(2%)

Cost of Revenues from Product Sales:

	Third Qtr	Third Qtr
	Fiscal 2008	Fiscal 2009
Cost of revenues from product sales	$73.1	$67.5
As a percentage of net revenues from product sales	72%	74%
Cost of revenues from product sales decreased $5.6 million in the third quarter of fiscal 2009. The decrease in cost of revenues as a percentage of net revenues from 39% in the third quarter of fiscal 2008 to 35% in the third quarter of fiscal 2009 was primarily due to the increase in service fees and the decrease in product sales, because service fees have no associated cost of revenue. We continue to expect a decrease in cost of revenues from product sales as a percentage of net revenues as we expect service fee revenues to continue to grow and net revenues from product sales to continue to decrease.
The increase in cost of revenues from product sales as a percentage of net revenues from product sales from 72% to 74% was primarily due to an increase in shipping revenue. Our cost of generating shipping revenue is higher than our cost of generating revenue on sale of products.
Marketing:

	Third Qtr	Third Qtr
	Fiscal 2008	Fiscal 2009
Marketing	$11.4	$9.1
As a percentage of net revenues from product sales	11%	10%
Marketing expense decreased $2.3 million in the third quarter of fiscal 2009. As a percentage of net revenues, marketing expenses decreased from 6% to 5%. This decrease was primarily due to the increase in service fees and the decrease in product sales, because service fees have no associated marketing expenses.

As a percentage of net revenues from product sales, marketing expenses decreased from 11% to 10%. Of the $2.3 million decrease in marketing expenses, $1.0 million was due to a decrease in client revenue share expenses caused by decreased sales from owned inventory clients, $0.7 million was due to a decrease in advertising costs, and $0.6 million was due to a decrease in promotional, free, and subsidized shipping and handling costs. The decreases in client revenue share expenses and advertising costs were primarily the result of the client transition discussed above and have minimal impact on marketing costs as a percentage of net revenue from product sales, because of the corresponding decrease in net revenues from product sales as a result of the client transition. We expect marketing expenses to continue to decrease in absolute dollars during fiscal 2009 compared to fiscal 2008, because of the expected decrease in net revenues from product sales. We continue to expect a decrease in marketing expenses as a percentage of net revenues, as we expect service fee revenues to increase and net revenues from product sales to decrease.
Account Management and Operations. Account management and operations expenses increased $1.5 million in the third quarter of fiscal 2009. As a percentage of net revenues, account management and operations expenses remained constant at 32%. The increase in absolute dollars was primarily due to increases in personnel and related costs mostly from our interactive marketing services, partially offset by decreases in fulfillment expenses and occupancy costs. We expect account management and operations expenses to increase modestly in absolute dollars and as a percentage of net revenues during fiscal 2009 compared to fiscal 2008, as we believe our fulfillment and call center capacity will be sufficient to accommodate the growth of our domestic and international e-commerce businesses and our interactive marketing services business.
Product Development. Product development expenses increased $2.7 million in the third quarter of fiscal 2009. As a percentage of net revenues, product development expenses increased from 14% to 15%. The increases in absolute dollars and as a percentage of net revenues were primarily due to increased personnel expenses to enhance our e-commerce technology platform. We continue to expect product development expenses to increase in absolute dollars in fiscal 2009 compared to fiscal 2008, as we plan to continue to launch additional client Web stores, invest in our e-commerce and interactive marketing services platforms and expand our international operations.
General and Administrative. General and administrative expenses increased $1.9 million in the third quarter of fiscal 2009. As a percentage of net revenues, general and administrative expenses increased from 9% to 10%. The increase in absolute dollars was primarily due to personnel and related expenses. We continue to expect general and administrative expenses to increase in absolute dollars in fiscal 2009 compared to fiscal 2008 as we expect to add new clients, expand our e-commerce and interactive marketing services platforms, and expand our international operations.
Depreciation and Amortization. Depreciation and amortization expenses decreased $1.3 million in the third quarter of fiscal 2009. As a percentage of net revenues, depreciation and amortization expenses decreased from 9% to 8%. Amortization expenses decreased $1.3 million primarily due to the intangible asset amortization related to our acquisitions of Accretive Commerce, Inc. (“Accretive”) and e-Dialog. Depreciation expenses remained relatively constant. While we expect capital expenditures for fiscal 2009 to decrease, we expect depreciation expenses to remain relatively constant in fiscal 2009 compared to fiscal 2008 as we continue to depreciate capital expenditures made in prior years. We expect amortization expenses to decrease in fiscal 2009 compared to fiscal 2008 due to a decrease in intangible asset amortization associated with our acquisitions of Accretive and e-Dialog.
Other (Income) Expense

					Third Quarter of Fiscal 2009
	Third Quarter		Third Quarter		vs.
	of Fiscal 2008		of Fiscal 2009		Third Quarter of Fiscal 2008
		% of		% of
		Net		Net	Increase /
	$	Revenues	$	Revenues	(Decrease)	% Change
Interest expense	$4.9	3%	$4.9	3%	$—	0%
Interest income	(0.2)	0%	(0.1)	0%	0.1	(50%)
Other (income) expense	0.5	0%	—	0%	(0.5)	(100%)

Total other expenses	$5.2	3%	$4.8	3%	$(0.4)	(8%)

Total other expenses decreased $0.4 million in the third quarter of fiscal 2009. Interest expense remained constant as the amortization of the debt discount on our convertible notes increased our interest expense by $0.2 million in accordance with the FASB’s accounting standard for “Convertible Debt Instruments that May Be Settled in Cash Upon Conversion, (Including Partial Cash Settlement).” This was offset by the fact that we had no borrowings on our secured revolving line of credit compared with $40 million in the third quarter of 2008. The $0.1 million decrease in interest income was due to lower interest rates earned in the third quarter of fiscal 2009. The $0.5 million decrease in other (income) expense was primarily due a decrease in foreign currency exchange losses on transactions denominated in currencies other than the functional currency.

Results of Operations
Nine-month period ended October 3, 2009 and September 27, 2008 (amounts in tables in millions):
Net Revenues

					First Nine Months of Fiscal 2009
					vs.
	First Nine Months		First Nine Months		First Nine Months of Fiscal 2008
	of Fiscal 2008		of Fiscal 2009		Increase/(Decrease)	% Change
Net Revenues by Type:
Net revenues from product sales	$332.3	58%	$288.2	50%	$(44.1)	(13%)
Service fee revenues	243.2	42%	285.8	50%	42.6	18%

Total net revenues	$575.5	100%	$574.0	100%	$(1.5)	(0%)

Net Revenues by Segment:
E-Commerce services	$531.6	92%	$508.9	89%	$(22.7)	(4%)
Interactive marketing services	56.7	10%	84.7	15%	28.0	49%
Intersegment eliminations	(12.8)	(2%)	(19.6)	(4%)	(6.8)	53%

Total net revenues	$575.5	100%	$574.0	100%	$(1.5)	(0%)

Net Revenues by Type
Net Revenues from Product Sales. Net revenues from product sales decreased $44.1 million in the first nine months of fiscal 2009. This decrease was primarily due to the transition during the first quarter of fiscal 2009 of one owned inventory client to a non-owned inventory deal structure and a decrease in sales from one consumer electronics client. Of this decrease, $39.4 million was due to a decrease in revenues due to the client transition and from clients that ceased doing business with us after the third quarter of fiscal 2008, and $5.4 million was due to a decrease in revenues from clients that operated for the entirety of both periods, partially offset by a $0.7 million increase from clients that initially began generating revenue during the first nine months of fiscal 2009. Shipping revenue for all clients for which we provide fulfillment services was $77.9 million for the first nine months of fiscal 2009 compared to $70.9 million for the first nine months of fiscal 2008.
Service Fee Revenues. Service fee revenues increased $42.6 million in the first nine months of fiscal 2009. This increase was primarily due to an increase in revenues from our e-commerce services segment including the client transition discussed above, and the growth of our interactive marketing services segment. Partially offsetting these increases was a decrease in revenues from clients that terminated their relationships with us, including the liquidation of a client that was one of our top ten contributors of service fee revenues for fiscal 2008.
For the remainder of fiscal 2009, we continue to expect a decrease in absolute dollars of net revenues from product sales due to the client transition discussed above. We expect this transition to continue to result in an increase in service fee revenues for the remainder of fiscal 2009, but an overall decline in total net revenues.
Net Revenues by Segment
E-Commerce Services Segment Revenues. Net revenues from e-commerce services decreased $22.7 million in the first nine months of fiscal 2009 due to a $44.1 million decrease in net revenues from product sales which was partially offset by an increase of $21.4 million in service fee revenues.
Of the $22.7 million decrease in net revenues from our e-commerce services segment, $32.2 million was from clients that terminated their relationship with us and from the client transition, which are both discussed above. Partially offsetting these decreases was an increase of $9.5 million from clients that operated for the entirety of both periods.
Service fee revenues increased $21.4 million for our e-commerce services segment. Of the $21.4 million increase in service fee revenues, $14.9 million was from an increase in revenues from clients that operated for the entirety of both periods, and $6.5 million was from clients that did not operate for the entirety of both periods. See the discussion above under Net Revenues by Type - Net Revenues from Product Sales for an explanation of the $44.1 million decrease in net revenues from product sales.

Interactive Marketing Services Segment Revenues. Net revenues increased by 49%, or $28.0 million, due primarily to growth of our e-mail marketing services provided by e-Dialog and gsi interactive, as well as from Silverlign which we acquired in April 2009.
Costs and Expenses

					First Nine Months of Fiscal 2009
	First Nine Months		First Nine Months		vs.
	of Fiscal 2008		of Fiscal 2009		First Nine Months of Fiscal 2008
		% of		% of
		Net		Net	Increase /
	$	Revenues	$	Revenues	(Decrease)	% Change
Cost of revenues from product sales	$237.0	41%	$217.3	38%	$(19.7)	(8%)
Marketing	40.1	7%	27.0	4%	(13.1)	(33%)
Account management and operations	175.7	30%	177.0	31%	1.3	1%
Product development	73.6	13%	84.9	15%	11.3	15%
General and administrative	52.4	9%	58.2	10%	5.8	11%
Depreciation and amortization	49.5	9%	46.3	8%	(3.2)	(6%)

Total costs and expenses	$628.3	109%	$610.7	106%	$(17.6)	(3%)

Cost of Revenues from Product Sales:

	First Nine Months	First Nine Months
	of Fiscal 2008	of Fiscal 2009
Cost of revenues from product sales	$237.0	$217.3
As a percentage of net revenues from product sales	71%	75%
Cost of revenues from product sales decreased $19.7 million in the first nine months of fiscal 2009. The decrease in cost of revenues as a percentage of net revenues from 41% in the first nine months of fiscal 2008 to 38% in the first nine months of fiscal 2009 was primarily due to the increase in service fees and the decrease in product sales, because service fees have no associated cost of revenue. We continue to expect a decrease in cost of revenues from product sales as a percentage of net revenues as we expect service fee revenues to continue to grow and net revenues from product sales to continue to decrease.
The increase in cost of revenues from product sales as a percentage of net revenues from product sales from 71% to 75% was primarily due to an increase in shipping revenue. Our cost of generating shipping revenue is higher than our cost of generating revenue on sale of products.
Marketing:

	First Nine Months	First Nine Months
	of Fiscal 2008	of Fiscal 2009
Marketing	$40.1	$27.0
As a percentage of net revenues from product sales	12%	9%
Marketing expense decreased $13.1 million in the first nine months of fiscal 2009. As a percentage of net revenues, marketing expenses decreased from 7% to 4%. This decrease was primarily due to the increase in service fees and the decrease in product sales, because service fees have no associated marketing expenses.
As a percentage of net revenues from product sales, marketing expenses decreased from 12% to 9%. Of the $13.1 million decrease in marketing expenses, $5.3 million was due to a decrease in client revenue share expenses caused by decreased sales from owned inventory clients, $4.0 million was due to a decrease in marketing costs, and $3.8 million was due to a decrease in promotional, free, and subsidized shipping and handling costs. The decreases in client revenue share expenses and advertising costs were primarily the result of the client transition discussed above and have minimal impact on marketing costs as a percentage of net revenue from product sales, because of the corresponding decrease in net revenues from product sales as a result of the client transition. We expect marketing expenses to continue to decrease in absolute dollars during fiscal 2009 compared to fiscal 2008, because of the expected decrease in net revenues from product sales. We continue to expect a decrease in marketing expenses as a percentage of net revenues, as we expect service fee revenues to increase and net revenues from product sales to decrease.

Account Management and Operations. Account management and operations expenses increased $1.3 million in the first nine months of fiscal 2009. As a percentage of net revenues, account management and operations expenses increased from 30% to 31%. The increases in absolute dollars and as a percentage of net revenues were primarily due to increases in personnel and related costs mostly from our interactive marketing services, partially offset by decreases in fulfillment expenses and occupancy costs. We expect account management and operations expenses to increase modestly in absolute dollars during fiscal 2009 compared to fiscal 2008, as we believe our fulfillment and call center capacity will be sufficient to accommodate the growth of our domestic and international e-commerce businesses and our interactive marketing services business.
Product Development. Product development expenses increased $11.3 million in the first nine months of fiscal 2009. As a percentage of net revenues, product development expenses increased from 13% to 15%. The increases in absolute dollars and as a percentage of net revenues were primarily due to increased personnel expenses to enhance our e-commerce technology platform. We continue to expect product development expenses to increase in absolute dollars in fiscal 2009 compared to fiscal 2008, as we plan to continue to launch additional client Web stores, invest in our e-commerce and interactive marketing services platforms and expand our international operations.
General and Administrative. General and administrative expenses increased $5.8 million in the first nine months of fiscal 2009. As a percentage of net revenues, general and administrative expenses increased from 9% to 10%. The increases in absolute dollars and as a percentage of net revenues were primarily due to personnel and related expenses and a $1.3 million charge for acquisition related costs for a potential acquisition that terminated in the first quarter of fiscal 2009. We continue to expect general and administrative expenses to increase in absolute dollars in fiscal 2009 compared to fiscal 2008 as we expect to add new clients, expand our e-commerce and interactive marketing services platforms, and expand our international operations.
Depreciation and Amortization. Depreciation and amortization expenses decreased $3.2 million in the first nine months of fiscal 2009. As a percentage of net revenues, depreciation and amortization expenses decreased from 9% to 8%. Amortization expenses decreased $2.2 million primarily due to the intangible asset amortization related to the e-Dialog acquisition. Depreciation expenses decreased $1.0 million due to the acceleration of depreciation for abandoned equipment in the first nine months of fiscal 2008 related to a facility closure and from reduced capital expenditures in fiscal 2009, partially offset by the depreciation of prior and current year fixed asset additions. While we expect capital expenditures for fiscal 2009 to decrease, we expect depreciation expenses to remain relatively constant as we continue to depreciate capital expenditures made in prior years. We expect amortization expenses to decrease in fiscal 2009 compared to fiscal 2008 due to a decrease in intangible asset amortization associated with our acquisitions of Accretive and e-Dialog.
Other (Income) Expense

					First Nine Months of Fiscal 2009
	First Nine Months		First Nine Months		vs.
	of Fiscal 2008		of Fiscal 2009		First Nine Months of Fiscal 2008
		% of		% of
		Net		Net	Increase /
	$	Revenues	$	Revenues	(Decrease)	% Change
Interest expense	$13.8	2%	$14.5	2%	$0.7	5%
Interest income	(1.4)	0%	(0.3)	0%	1.1	(79%)
Other (income) expense	0.9	0%	(0.2)	0%	(1.1)	(122%)

Total other expenses	$13.3	2%	$14.0	2%	$0.7	5%

Total other expenses increased $0.7 million in the first nine months of fiscal 2009. The $0.7 million increase in interest expense was due to a $0.7 million increase from the amortization of the debt discount on our convertible notes in accordance with FASB’s accounting standard for “Convertible Debt Instruments that May Be Settled in Cash Upon Conversion, (Including Partial Cash Settlement),” and a $0.4 million increase in other interest expense. The increase is partially offset by a $0.4 million decrease as we had no borrowings on our secured revolving line of credit compared with $40 million of borrowings in the third quarter of 2008. The $1.1 million decrease in interest income was due to lower cash balances as a result of the February 2008 acquisition of e-Dialog, as well as lower interest rates earned in fiscal 2009. The $1.1 million decrease in other (income) expense was primarily due to foreign currency exchange gains on transactions denominated in currencies other than the functional currency.

Income Taxes
We recorded a benefit of $16.0 million in the first nine months of fiscal 2009. Our tax provision for interim periods was determined using an estimate of our annual effective tax rate which is 39.2% for fiscal 2009 plus any discrete items that effect taxes that occur during the quarter. The effective tax rate is higher than the 35% federal statutory tax rate primarily due to the benefit of state taxes partially offset by permanent book to tax differences.
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
We have federal net operating losses of approximately $231.5 million which will expire as a result of the Internal Revenue Code Section 382 limitation regardless of the amount of future taxable income, and thus has a full valuation allowance recorded against this deferred tax asset.
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
Liquidity and Capital Resources

	As of
	January 3,	October 3,
	2009	2009
	(in millions)
Cash and cash equivalents	$130.3	$135.3
Percentage of total assets	18%	19%
We expect to generate positive cash flow from operations in fiscal 2009, the majority of which will be generated in our fourth fiscal quarter. We believe that our cash flow from operating activities, cash and cash equivalents balances (including the $88 million of net proceeds received in August 2009 though our sale of common stock), and borrowing availability under our $90 million secured revolving credit facility, which may be increased to $150 million subject to certain conditions, will be sufficient to meet our anticipated operating cash needs for at least the next 12 months.
The Merger Agreement to acquire RCI obligates us to pay cash at closing of approximately $84 million, net of RCI’s estimated cash of $7.5 million and including GSI’s estimated acquisition costs of $1.5 million. In addition, we will be obligated to pay additional earn-out payments of up to $170 million over a three year period beginning with fiscal year 2010 contingent on RCI’s achievement of certain financial performance targets. The acquisition is expected to close in the fourth quarter of our fiscal 2009.
We may be required to repurchase the $57,500 value of our 3% convertible notes on June 1, 2010. In the event our holders require us to repurchase the notes in fiscal 2010, we expect to have sufficient liquidity from our cash from operating activities, our cash and cash equivalents and/or from our secured revolving bank credit facility to fund the repurchases as well as our operating cash needs.

Sources of Cash
Our principal sources of liquidity in the first nine months of fiscal 2009 were our cash and cash equivalents balances. In August 2009 we received approximately $88 million of net proceeds through the sale of 5.4 million shares of common stock. As of October 3, 2009, we had cash and cash equivalents totaling $135.3 million, compared to $130.3 million of cash and cash equivalents as of January 3, 2009. Our cash equivalents are comprised of money market mutual funds.
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
As of October 3, 2009 we had no outstanding borrowings under our $90 million secured revolving bank credit facility. As of September 27, 2008, we had $40 million of outstanding borrowings. The credit facility contains financial and restrictive covenants that limit our ability to engage in activities that may be in our long term best interests. We do not believe the financial covenants will limit our ability to utilize the entire borrowing availability in fiscal 2009, if necessary.
Uses of Cash
We used $48.2 million and $42.3 million of cash flows from operating activities in the first nine months of fiscal 2009 and fiscal 2008, respectively.
We invest cash to support our operations and infrastructure needs and to make acquisitions and strategic investments. We invested $5.6 million in the first nine months of fiscal 2009 and $145.0 million in the first nine months of fiscal 2008 for business acquisitions. Our capital expenditures totaled $29.6 million and $46.0 million in the first nine months of fiscal 2009 and fiscal 2008, respectively. Our capital expenditures have generally comprised purchases of computer hardware and software, internally developed software, and furniture and fixtures. We expect a modest decrease in capital expenditures in fiscal 2009.
Planned acquisition of Retail Convergence, Inc
In October 2009, we executed a Merger Agreement to acquire RCI. The Merger Agreement provides that the Company will acquire RCI for $180 million, consisting of cash of $90 million and shares of the Company’s common stock valued at $90 million. In addition, the Company will be obligated to pay additional earn-out payments of up to $170 million over a three year period beginning with fiscal year 2010 contingent on RCI’s achievement of certain performance targets. The Company plans to fund the initial $90 million cash payment from its existing cash and cash equivalent balances.
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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no significant changes in market risks for the fiscal quarter ended October 3, 2009. See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009 filed with the Securities and Exchange Commissions (“SEC”) on March 16, 2009.
ITEM 4: CONTROLS AND PROCEDURES.
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation, as of October 3, 2009, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e).
Based on this evaluation, our chief executive officer and our chief financial officer have concluded that, as of October 3, 2009, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective at the reasonable assurance level, to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. We monitor and evaluate on an ongoing basis our internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, we modify and refine our internal processes and controls as conditions warrant. As required by Rule 13a-15(d), our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended October 3, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fiscal quarter ended October 3, 2009.
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
Risks Related to Our Business
Our future success cannot be predicted based upon our limited operating history in a rapidly changing industry.
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
We incurred a net loss in fiscal 2008 and 2007, recorded net income in fiscal 2006 and 2005, and incurred net losses in the previous four fiscal years. As of the end of the third fiscal quarter of fiscal 2009, we had an accumulated deficit of $189.2 million. We may not generate sufficient revenue and gross profit from our existing clients, add an appropriate number of new clients or adequately control our expenses. If we fail to do this, we may not be able to return to profitability.
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
Our revenue and rate of growth depends on the continued growth of demand for the products offered by our clients, and our business is affected by general economic and business conditions. A decrease in demand, whether caused by changes in consumer spending or a weakening of the U.S. economy or the local economies outside of the United States where we sell products, may result in decreased revenue or growth or problems with our ability to collect customer receivables. Uncertainty about current economic conditions poses a risk as consumers may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for the products sold by our clients. Terrorist attacks and armed hostilities could create economic and consumer uncertainty that could adversely affect our revenue or growth. Other factors that could adversely influence demand from the customers of our clients include increases in fuel and energy costs, conditions in the residential real estate and mortgage markets, healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting consumer spending behavior.
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
We currently have and will continue to have a significant amount of indebtedness. On June 1, 2005, we completed an offering of $57.5 million aggregate principal amount of our convertible notes due 2025, referred to as the 3% convertible notes. On July 5, 2007, we completed an offering of $150 million aggregate principal amount of our convertible notes due 2027, referred to as the 2.5% convertible notes. In addition, we have a secured revolving bank credit facility with a borrowing capacity of $90 million, which, subject to certain conditions, may be increased to $150 million. There were no borrowings outstanding under our secured revolving bank credit facility as of October 3, 2009. Including the notes, borrowings under the credit facility and capital leases, we had approximately $204.0 million of indebtedness outstanding as of October 3, 2009 with an aggregate principal amount of $241.8 million. In accordance with accounting standards for “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” as of October 3, 2009, our 3% convertible notes were included in our indebtedness outstanding at a net debt carrying value of $54.3 million, however, the principal amount owed to the holders of our 3% convertible notes was $57.5 million; as of October 3, 2009, our 2.5% convertible notes were included in our indebtedness outstanding at a net debt carrying value of $115.4 million, however, the principal amount owed to the holders of our 2.5% convertible notes was $150 million. On June 1, 2010, holders of the 3% convertible notes are permitted to require us to repurchase the 3% convertible notes for 100% of the principal amount outstanding plus accrued and unpaid interest. Although we cannot provide any assurances, in the event our holders require us to repurchase the 3% convertible notes in fiscal 2010, we currently expect to have sufficient liquidity from our cash from operating activities, our cash and cash equivalents and/or our secured revolving bank credit facility to fund any such required repurchases.
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
The terms of our secured revolving bank credit facility impose financial and operating restrictions.
Our secured revolving bank credit facility contains restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. These covenants limit or restrict, among other things, our ability to:
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
These limitations and restrictions may adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our best interests. In addition, our ability to borrow under the secured revolving bank credit facility is subject to compliance with covenants. If we breach any of the covenants in our secured revolving bank credit facility, we may be in default under our secured revolving bank credit facility. If we default, the lenders under our secured revolving bank credit facility could declare all borrowings owed to them, including accrued interest and other fees, to be due and payable.
We may in the future need additional debt or equity financing to continue our growth. Such additional financing may not be available on satisfactory terms or it may not be available when needed, or at all.
We have funded the growth of our e-commerce business primarily from the sale of equity securities and through the issuance of convertible notes. If our cash flows are insufficient to fund our operations and repay our debt, we may in the future need to seek additional equity or debt financings or reduce costs. Our secured revolving bank credit facility contains restrictive covenants restricting our ability to incur additional indebtedness. Further, we may not be able to obtain financing on satisfactory terms or it may not be available when needed, or at all. Our inability to finance our operations and repay our debt, may limit our growth potential and our ability to execute our business strategy. If we issue securities to raise capital, our existing stockholders may experience dilution or the new securities may have rights senior to those of our common stock. In addition, the terms of these securities could impose restrictions on our operations.
If we fail to manage our exposure to global financial and securities market risk successfully, our operating results and financial condition could be materially impacted.
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
We rely on insurance to mitigate some risks and, to the extent the cost of insurance increases, or we are unable or choose not to maintain sufficient insurance to mitigate the risks facing our business, or our insurers are unable to meet their obligations, our operating results may be negatively impacted.
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
In addition, it is uncertain whether our e-mail marketing solutions will achieve and sustain the high level of market acceptance that is critical to the success of our business. If the market for e-mail marketing solutions fails to grow or grows more slowly than we currently anticipate, demand for our e-mail marketing solutions may decline and our revenue would suffer. We may not be able to successfully address any of these challenges, risks and difficulties. Failure to adequately do so could adversely affect our business, results of operations or financial condition.

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
In connection with our acquisition of Retail Convergence, Inc., we will enter two new lines of business — the online private sale and off-price e-commerce marketplace businesses. The online private sale business is a new and unproven business. We cannot assure you that our expansion into this business line will succeed.
We will enter the online private sale and off-price e-commerce marketplace businesses with our acquisition of Retail Convergence, Inc., which is expected to close by the end of November 2009. Retail Convergence, Inc. operates RueLaLa.com, a members-only web site that sells premier brands at discount prices for limited periods of time, and SmartBargains.com, an online consumer marketplace for the sale of off-price merchandise. We cannot assure you that our expansion into these businesses will succeed. We have limited experience in the private sale and off-price merchandise marketplace businesses. In addition, the online private sale business is a new and unproven business model. Our entry into these businesses will require us to devote substantial financial, technical, managerial and other resources to the RueLaLa.com and SmartBargains.com websites. We may not be able to assimilate successfully the additional personnel, operations, acquired technology or products or services into our business and there is no guaranty that key personnel of Retail Convergence, Inc. will continue to work for us. In addition, in connection with the acquisition, the stockholders and employees of Retail Convergence, Inc. will be eligible to receive an earnout payable in cash and common stock for each of the 2010, 2011 and 2012 fiscal years with an aggregate value of up to $170.0 million if certain financial performance targets are achieved. This earnout may limit our cash available to make future acquisitions and operate our business, and may affect our ability to obtain alternative financing. It is uncertain whether we will benefit financially from this acquisition.
SmartBargains.com and RueLaLa.com compete with retailers and other online marketplaces.
The online private sale and the off-price e-commerce marketplace businesses may become more competitive if new private sale websites are created, or traditional liquidators and online retailers continue to develop services that compete with RueLaLa.com and SmartBargains.com. In addition, manufacturers and retailers may decide to create their own web sites to sell their own excess inventory and the excess inventory of third parties. Competitive pressures created by our competitors could harm our business, prospects, financial condition and results of operations. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. In addition, some of our competitors may be able to secure merchandise from manufacturers on more favorable terms. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. We cannot assure you that we will be able to compete successfully against current and future competitors.

In connection with our acquisition of the assets of Pepperjam, we have entered a line of business - the affiliate marketing network business. We cannot assure you that our expansion into this business line will succeed.
In September 2009 we acquired the Pepperjam affiliate marketing network which serves to link publishers or affiliates with advertisers or merchants and facilitates affiliate marketing transactions between them. We cannot assure you that our expansion into this business will succeed. We have limited experience operating an affiliate marketing network and our entry into this business will require us to devote substantial financial, technical, managerial and other resources to the Pepperjam network. We may not be able to assimilate successfully the additional personnel, operations, acquired technology or products or services into our business and there is no guaranty that key personnel of Pepperjam will continue to work for us. It is uncertain whether we will benefit financially from this acquisition.
Our revenue from Pepperjam may fail to grow or may decline if the reputation of the Pepperjam affiliate marketing network is damaged by unscrupulous activities of network participants.
The goal of an affiliate marketing network is to facilitate long-term and mutually beneficial partnerships between affiliates/publishers and advertisers/merchants. The Pepperjam network may not continue to be effective in the future due to, among other reasons, publishers/affiliates acting in an unscrupulous manner, including using spam, false advertising, adware, cookie stuffing, forced clicks and other similar methods to drive traffic to advertisers on the network. If publishers/affiliates in the Pepperjam network utilize unethical practices this could adversely affect the reputation of the Pepperjam network and we may experience difficulty in attracting advertisers/merchants to the Pepperjam network and our revenues could fail to grow or could decline.
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
As of January 3, 2009, we had approximately $430.9 million of U.S. Federal net operating loss carryforwards, referred to as NOLs, available to reduce taxable income in future years. A portion of these NOLs is currently subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, referred to as the Code.
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
As of November 2, 2009, there were 1,488,550 shares available for new awards under our 2005 plan. Additionally, as of November 2, 2009 there were 4,488,461 shares of common stock that were subject to awards granted under the 2005 plan (including 226,081 restricted stock awards which are issued and outstanding and subject to forfeiture under certain conditions) and 3,375,182 shares of common stock that were subject to awards granted under our 1996 plan. In the event of the cancellation, expiration, forfeiture or repurchase of any of these shares, such shares would become available for issuance under the 2005 plan. In order to attract and retain key personnel, we may issue additional securities, including stock options, restricted stock grants and shares of common stock, in connection with our employee benefit plans, or may lower the price of existing stock options. Additionally, a maximum of 10,031,156 shares of common stock could be issued upon conversion of our outstanding convertible notes, subject to adjustment. In addition, in connection with our acquisition of Retail Convergence, Inc., (i) we will issue shares of common stock with an aggregate value of approximately $90.0 million, but in no event less than 3,745,318 shares of common stock or more than 5,617,978 shares of common stock, as initial merger consideration and (ii) we could issue shares of common stock with an aggregate value of up to approximately $44.3 million, valued at the time of issuance, to Retail Convergence, Inc. employees in connection with the earnout provisions of the merger agreement. No prediction can be made as to the effect, if any, that the sale, or the availability for sale, of substantial amounts of common stock could have on the market price of our common stock.
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
As of October 30, 2009, Michael G. Rubin, our chairman, president and chief executive officer, beneficially owned 12.1%, and Liberty Media Corporation, or Liberty, through its subsidiary QVC, Inc. and QVC’s affiliate QK Holdings, Inc. beneficially owned approximately 16.8% of our outstanding common stock. If they decide to act together, Mr. Rubin, and Liberty would be in a position to exercise considerable control over most matters requiring stockholder approval, including the election or removal of directors, approval of significant corporate transactions and the ability generally to direct our affairs. Furthermore, pursuant to stock purchase agreements, Liberty has the right to designate up to one member of our board of directors. This concentration of ownership and the right of Liberty to designate members to our board of directors may have the effect of delaying or preventing a change in control of us, including transactions in which stockholders might otherwise receive a premium over prevailing market prices for our common stock. Furthermore, Mr. Rubin has entered into a voting agreement with Liberty, pursuant to which they have agreed to support the election of the directors designated by the other party.

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
The price of our common stock on the Nasdaq Global Select Market has been volatile. From December 30, 2007, the first day of our fiscal 2008, through October 3, 2009, the high and low sales prices of our common stock ranged from $19.75 to $5.69 per share. During fiscal 2007, the high and low sale prices of our common stock ranged from $29.27 to $16.09 per share. During fiscal 2006, the high and low sale prices of our common stock ranged from $19.52 to $10.67 per share. We expect that the market price of our common stock may continue to fluctuate.
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
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Pursuant to the terms of a Consulting Agreement dated April 22, 2009 between Arimor, LLC (“Arimor”) and GSI Commerce Solutions, Inc., the Company agreed to issue to Arimor shares of the Company’s common stock as a fee for consulting services provided by Arimor. As of the fiscal quarter ended October 3, 2009, the Company issued an aggregate of 27,118 shares of common stock to Arimor (“Arimor Shares”) pursuant to such agreement.
On September 1, 2009, in connection with the acquisition of substantially all of the assets of KBJ Holdings, LLC, (“KBJ Holdings) the Company issued an aggregate of 57,694 shares of common stock to KBJ Holdings (the “KBJ Holdings Shares”).
The issuances of the Arimor Shares and the KBJ Holdings Shares were completed in accordance with Section 4(2) of the Securities Act of 1933, as amended, in offerings without any public offering or distribution. The Arimor Shares and the KBJ Holdings Shares are restricted securities and include appropriate restrictive legends.
ITEM 3: DEFAULTS UPON SENIOR SECURITIES.
None
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS WHO ARE NOT ALSO DIRECTORS.
None
ITEM 5: OTHER INFORMATION.
None

ITEM 6: EXHIBITS.

4.1
Fifth Amendment to Second Amended and Restated Registration Rights Agreement, dated as of August 5, 2009, among Global Sports, Inc. (n/k/a GSI Commerce, Inc.), SOFTBANK Capital Partners LP, SOFTBANK Capital Advisors Fund LP, SOFTBANK Capital LP and QK Holdings, Inc. (filed with GSI Commerce, Inc.’s Registration Statement on Form S-3/A filed on August 7, 2009 and incorporated herein by reference)

10.1
Amendment to Offer Letter, dated July 31, 2009, between GSI Commerce, Inc. and Stephen J. Gold (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on August, 6, 2009 and incorporated herein by reference)

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
Date: November 12, 2009

GSI COMMERCE, INC.
By:	/s/ MICHAEL G. RUBIN
Michael G. Rubin
Chairman, President and Chief Executive Officer

By:	/s/ MICHAEL R. CONN
Michael R. Conn
Executive Vice President, Finance and Chief Financial Officer (principal financial officer & principal accounting officer)