Form 10-K
period 2010-01-02
GSI COMMERCE INC
filed 2010-03-05
CIK 828750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2010
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of the close of business on July 3, 2009, was approximately $360,296,158 based on a per share price of $14.39, the closing price of the registrant’s common stock on the trading day prior to the end of the registrant’s second fiscal quarter, as reported on the NASDAQ Global Select Market.(1)

There were 60,392,539 shares of the registrant’s Common Stock outstanding as of the close of business on March 1, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

(Specific sections incorporated are identified under applicable items herein)

Certain information required for Parts II and III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the Proxy Statement for the 2010 Annual Meeting of Stockholders.

(1)	This amount equals the number of outstanding shares of the registrant’s common stock reduced by the number of shares that may be deemed held by the registrant’s executive officers, directors and stockholders owning in excess of 10% of the registrant’s common stock, multiplied by the last reported sale price for the registrant’s common stock on July 3, 2009 the last trading day prior to the last day of registrant’s second fiscal quarter. This information is provided solely for record keeping purposes of the Securities and Exchange Commission and shall not be construed as an admission that any executive officer, director or 10% stockholder of the registrant is an affiliate of the registrant or is the beneficial owner of any such shares. Any such inference is hereby disclaimed.

GSI COMMERCE, INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED JANUARY 2, 2010

The Company’s fiscal year ends on the Saturday nearest the last day of December. The Company’s fiscal year ends are as follows:

References To	Refer to The Years Ended/Ending

Fiscal 2005	December 31, 2005
Fiscal 2006	December 30, 2006
Fiscal 2007	December 29, 2007
Fiscal 2008	January 3, 2009
Fiscal 2009	January 2, 2010
Fiscal 2010	January 1, 2011
Fiscal 2011	December 31, 2011
Fiscal 2012	December 29, 2012
Fiscal 2013	December 28, 2013
Fiscal 2014	January 3, 2015

PART I

ITEM 1:	BUSINESS

Overview

We are a leading provider of e-commerce and interactive marketing services to large businesses that sell products directly to consumers (b2c). We operate in three business segments — e-commerce services, interactive marketing services and consumer engagement. Within these segments, we provide services to more than 500 retailers and brands, including: 7 for all Mankind®; Aeropostale®; American Eagle Outfitters®, Avis®, Bath & Body Works®, British Airways®, Calvin Klein®, Christopher & Banks®, Cole Haan®, Dell®, Dick’s Sporting Goods®, Estee Lauder®, Expedia®, HP®, Major League Baseball®, the NFL®, Philips®, Publishers Clearing House®, RalphLauren.com®, Sports Authority®, The TJX® Companies, Tory Burch®, Toys “R” Us®, Tumi®, Warnaco® and the Washington Post Newspapers, Inc. ®

Our services enable retailers and brands to build and grow their e-commerce and multichannel businesses. By working with us, we believe companies gain access to high quality technologies, a proven, integrated and scalable infrastructure, and interactive marketing expertise. Further, by investing continuously in our offerings, we provide a broader range of high-quality capabilities than our clients could justify building, implementing and maintaining on their own. As we continue to invest in our services, infrastructure and expertise, we believe that we increase our overall value to our clients.

In our e-commerce services business, we deliver customized solutions to clients through an e-commerce platform, which is comprised of three components: technology, fulfillment and customer care / call center services. We offer each of the platform’s components on a modular basis or as part of an integrated, end-to-end solution.

In our interactive marketing services business, we offer comprehensive digital and traditional agency and e-mail marketing services that include brand development and strategic account planning, user experience and creative design, interactive marketing, traditional advertising, media buying, video, marketing content and promotional development, e-mail marketing and distribution, Web store usability, and product photography and content development.

In our consumer engagement business, we offer retailers and brands an online platform to sell excess inventory in the private sales channel as well as through an off-price marketplace. The private sales channel is an online platform that uses sales limited in time and inventory to create an efficient and effective channel for brands to sell excess inventory in a brand-friendly environment designed to protect the brand’s image and enhance brand visibility. Our off-price marketplace is an online alternative sales channel for manufacturers, brands, distributors and other retailers to liquidate inventory.

For additional information about our business segments, see Note 14, Segment Information, to our consolidated financial statements included in Item 15, Exhibits and Financial Statement Schedule, of this Annual Report on Form 10-K.

e-Commerce Services

Overview

We provide e-commerce services domestically and internationally that enable b2c companies to operate e-commerce and multichannel retailing businesses. Our services include a comprehensive suite of Web and e-commerce technologies, fulfillment and customer care / call center services. We offer components of these services as part of an integrated e-commerce platform as well as on a modular basis. Additionally, our e-commerce services include technical Web and e-commerce development services, buying services, value-added fulfillment services, and third-party services we resell to our clients.

We believe that our e-commerce services help clients grow their e-commerce and multichannel businesses faster and more profitably than they could on their own. As retailers and brands place a greater emphasis on developing their online channels, they are challenged to make the level of investment required to support high-quality, multichannel, e-commerce businesses. The online businesses of our clients and prospects often account for a small, but growing percentage of their companies’ overall businesses, which makes their online businesses too important to ignore, but often not large enough to justify the initial and continuing investment required for a robust e-commerce offering.

We continually seek to broaden the scope of our services and capabilities to help our clients grow their e-commerce businesses and enhance their customers’ online experience.

Our e-commerce services can be customized to provide solutions that best fit the needs of our clients. We continually upgrade or enhance our core set of platform components to gain efficiencies, improve performance and provide solutions that encourage the growth of our clients’ businesses.

We provide e-commerce services to clients that manage their own inventory and to clients for which we purchase and own the inventory. In cases where product is owned by the client, the client is the seller of the merchandise, establishes product prices and pays us service fees based either on a fixed or variable percentage of revenues, or based on the activities we perform. In cases where our clients have us select and purchase inventory from product manufacturers and other vendors, we operate the client’s e-commerce site on their behalf (under their brand or name) and we sell the inventory directly to consumers.

When we own the inventory, we establish the prices for products that we offer, and to the extent possible, we strategically price products sold through a client’s e-commerce business to be consistent with the pricing for the same products at that client’s retail stores. Accordingly, prices for the same products may differ across our clients’ e-commerce businesses. Generally, we pay a percentage of revenues to the respective clients in exchange for the right to use their brand or names, logos and Web site address in the operation of their e-commerce business and for their commitment to promote and advertise their e-commerce business. This model is used primarily for our relationships with sporting goods retailers. A similar “owned inventory” model is used with our licensed products business and most of our professional sports leagues and some entertainment companies with the primary difference being that we have licensing agreements with the clients to sell selected products on their Web sites.

To facilitate our selection and purchasing of inventory, we have a buying organization that procures products in the merchandise categories of sporting goods, consumer electronics and licensed entertainment and sporting goods products. In the case of sporting goods, we use a common pool of owned sporting goods inventory, which allows us to offer a broad assortment while efficiently managing the inventory. We also have business to business (b2b) relationships with several clients to sell sporting goods and licensed products we own to their customers through their Web stores or other retail channels. We sell products to these b2b clients from our inventory or through our network of drop shippers and fulfill customer orders on behalf of these clients. We believe that we have strong relationships with our vendors and sources of unique products, and we regularly seek to add new vendors, brands and sources of unique products. During fiscal 2009, we purchased $41.3 million of inventory from one vendor, which accounted for 18.2% of the total dollar amount of inventory we purchased.

Technology Services

We build and operate our clients’ Web stores using our proprietary, hosted e-commerce software solution, which enables a complete online shopping experience tailored to our clients’ brands. This solution includes a broad set of configurable features and functions, such as product presentation, merchandising, shopping cart and checkout, that enable the buying and selling of products online. On a selective basis, we also integrate specialized, third-party software applications into our solution.

We provide our clients with proprietary Web store management tools to manage their Web store’s administration, product and catalog content and reporting. These tools help clients to create and manage product categories, marketing and descriptive content, product images, advertisements and promotions, merchandising, inventory, cross-selling and up-selling, and search capabilities.

We provide hosting services for our clients’ Web stores and related systems. These services are hosted in two data centers, which are co-located with a leading third-party telecommunications company. We actively manage and monitor the operations and infrastructure of these data centers.

We can manage all aspects of orders placed through our clients’ Web stores through our order management and processing system, including credit card payments, alternative payments, private-label credit cards, promotions, gift card purchase and redemption, shipping fees, taxes, and other service fees such as for gift wrapping.

We can also provide our clients with continuous access to a secure, Web-based, analytics portal with reporting and analytical capabilities including demand, merchandising, marketing, click stream, and Web metrics.

Fulfillment and Drop Shipping Services

We offer a range of order fulfillment services through seven fulfillment centers — five in the U.S., one in Canada, and one in Europe. Our fulfillment centers support multicategory, b2c requirements and can be used as a part of an integrated offering with our Web Store technologies and customer care and call center operations or utilized as a stand-alone module integrated with a client’s third party applications and operations.

As of March 1, 2010, our total fulfillment footprint was approximately 2.7 million square feet. We also integrate with and manage a network of about 750 third-party, drop-ship vendors as well as with certain clients who perform their own fulfillment.

We also process orders and provide fulfillment for clients that directly market products through television advertisements (infomercials), the Web and over the telephone and provide fulfillment services for specialized award programs.

We maintain relationships with major freight carriers and offer ‘ShipQuik,’ a customized shipping program for the U.S., which uses our operational scale to improve ship times at competitive prices. We also offer ‘iShip,’ an international shipping program that allows a U.S. customer to ship purchased products to approximately 30 European, South American and Asian countries.

Customer Care and Call Center Services

We provide customer care and call center services 24 hours per day, seven days per week through four customer care centers in the U.S. and one customer care center in the U.K. When needed, we utilize third-parties to add customer service capacity. We also deploy our customer care application remotely for clients that provide their own customer care services. Our customer care applications and informational tools can provide a 360-degree view and access to customer information including service history, previous purchases, personal preferences, product information, inventory availability and order status. Our customer care tools are integrated with our order management and fulfillment operations to provide a consistent experience across all customer touch points including our clients’ Web stores, direct mail, newspaper circulars, catalogs, promotional events and direct response television campaigns. These tools can also be integrated with client’s or third-party applications.

Interactive Marketing Services

Overview

We provide brand development and strategic account planning, user experience and creative design, interactive marketing, affiliate marketing, studio services (photography and content development) as well as traditional media services through our in-house digital marketing agency, TrueActiontm. We also provide advanced e-mail marketing and data services and solutions through our subsidiary, e-Dialog, Inc.

Digital Marketing Agency Services

With an understanding of data and customer insights, we work with our clients to develop, implement and manage marketing initiatives and compelling Web store features, functions and content. We also offer traditional print and media services such as print advertising, video, marketing content development and promotional campaigns. These initiatives are aimed at increasing sales for our e-commerce clients’ and non-platform clients’ products and promoting consistency for client brands across all customer channels. We have combined our e-commerce expertise, our familiarity with our clients’ online businesses and our skills in interactive and traditional marketing to offer a comprehensive suite of marketing services. Our e-commerce clients benefit from the integrated relationship between our interactive marketing services and our e-commerce platform, which gives us significant insight and knowledge about our clients’ direct-to-consumer businesses.

We help clients develop and increase the strength and consistency of their brand(s) online and across multiple channels by developing the overall messaging, imagery and tone for those brands.

We also work with our clients to develop strategies and create online brand experiences that are intuitive and easy to use and that affect our clients’ customers’ needs and behaviors. Our team of design, usability research, and technology professionals collaborates with our clients to create custom online experiences that reinforce our clients’ offline presence. We also use our state-of-the-art usability lab to test shoppers’ experiences with our clients’ Web stores’ design, navigation and content and to provide valuable insight and feedback into customer shopping and purchasing habits and expectations.

We create and produce product images and descriptive content for our clients’ Web stores that is consistent with our clients’ branding. We operate an in-house professional digital photography studio to create product presentations designed to inform online shoppers and encourage purchases.

We develop, implement and manage strategic marketing programs for our clients that are designed to increase online exposure, generate incremental revenue, drive new customer acquisition and maximize the return on our clients’ marketing investment. We help our clients create favorable product marketplace and brand positioning opportunities using our marketing research and analysis. We create and manage marketing programs that include paid and natural search engine marketing (SEM) & search engine optimization (SEO), comparison shopping engines (CSEs), online advertising, contextually relevant publisher sites, blogs, social networks, affiliate marketing, and emerging media opportunities.

We also measure and analyze consumer purchasing behavior and use the intelligence to help optimize marketing campaigns for our clients.

The agency also owns and operates an affiliate marketing network. We believe affiliate marketing is an effective tool that has helped our clients grow their online businesses.

e-Mail Marketing Services

We provide advanced e-mail marketing and database technologies, products, strategies, and services for permission-based e-mail marketers in the U.S. and in Europe.

We offer e-mail marketers a comprehensive and integrated set of tools that combines campaign management, data segmentation, in-depth reporting, analysis and performance. We offer a broad range of service offerings that include campaign management (for full-service and collaborative relationships), strategy, analytics, data services, data integration, creative, advanced applications, deliverability/ISP relations, and response management. Custom solutions include development of a custom content collection interface (CCI), workflow optimization and specialized conversion and Web tracking. We offer clients a range of service delivery options depending on their e-mail marketing needs including full-service, self-service and collaborative relationship solutions, which clients can rely on us for training, custom applications and production assistance whenever the expertise is needed.

Consumer Engagement

Overview

We provide retailers and brands with an online platform to sell excess inventory in the private sale channel through Rue La La, as well as in the off-price marketplace through SmartBargains.

Online Private Sale Channel

We provide an online platform that brings the “sample sale” concept online and creates an efficient and effective channel for brands to merchandise and sell excess inventory in a brand-friendly environment designed to protect the brand’s image and enhance brand visibility. We utilize a viral and cost-efficient marketing strategy based on member referrals through e-mail to grow the membership base. Members receive daily e-mails alerting them to the sales of the day which builds anticipation and excitement among the membership. Sales are limited — both in time and inventory, which adds a sense of urgency to the promotion for the consumer.

Off-Price Marketplace

We provide an online platform for the sale of off-price merchandise across a wide, cross-section of categories. This is an online alternative sales channel for manufacturers, brands, distributors and other retailers to liquidate inventory.

Growth Strategy

Our objective is to grow our business by:

•	expanding the e-commerce services client base;

•	retaining clients, growing their businesses and selling additional services;

•	growing the interactive marketing services business;

•	growing the consumer engagement business;

•	expanding globally; and

•	selectively pursuing strategic acquisitions.

Expand the e-Commerce Services Client Base

We continue to grow our client base primarily through the efforts of our in-house sales organization and sales support group. We seek to attract new clients by providing solutions that enable companies to grow their e-commerce businesses more rapidly and cost-effectively than they could on their own. We believe our clients select our e-commerce solutions for the following reasons:

•	Leadership position and proven track record — We believe we are among the industry’s leading providers of e-commerce services and we have successfully delivered our e-commerce services to clients since 1999.

•	Broad and flexible suite of services — We believe we offer one of the industry’s broadest suites of e-commerce services which can be delivered as integrated or modular solutions depending on specific client objectives.

•	Expertise — We have knowledge that comes from working with e-commerce businesses for 10 years.

•	Meaningful scale — We have large, aggregate volume on our e-commerce services platform with significant operating infrastructure.

Retain Clients, Grow Their Businesses and Sell Additional Services

The financial benefit that we derive from our e-commerce service relationships with our clients is primarily tied to the performance of their e-commerce businesses. Accordingly, it is part of our strategy to grow our business by growing our clients’ e-commerce businesses. It is therefore important for us to build long-term and multifaceted relationships with our clients and to provide services and create opportunities for our clients to grow their businesses.

For our e-commerce services clients, we typically have long-term, exclusive contracts. When our e-commerce services contracts come up for renewal, the majority of our e-commerce clients renew their relationship with us for multiple years. Long-term and multifaceted relationships provide opportunity to sell additional services such as those we offer through our marketing services and consumer engagement businesses.

Grow Our Interactive Marketing Services Business

We also grow by adding interactive marketing services clients as well as expanding the scope of services used by existing clients. We expect industry growth trends showing more marketing dollars moving from traditional marketing channels to online and other interactive channels to continue. We believe this shift in marketing channels provides us with the opportunity to sell additional marketing services to existing clients and helps us obtain new marketing services clients outside of those on our e-commerce platform.

Drive Consumer Engagement

We grow by offering Rue La La, our online private sales channel, and SmartBargains, our off-price merchandise marketplace. Both offerings were acquired in 2009.

Expand Globally

Through organic development and strategic acquisitions, we have built, and continue to add e-commerce and marketing services to our international offering. As we add more e-commerce services clients internationally, we would also expect to grow our international interactive marketing services business. We grow internationally by signing new clients based outside of North America and by expanding our relationships with our existing North American clients that have global brands and want to expand the online presence of those brands internationally. Our international operations do not currently represent a material portion of our business.

Selectively Pursue Strategic Acquisitions

We also intend to continue to grow by selectively acquiring companies that enhance existing capabilities, or provide new capabilities strategic to either e-commerce, interactive marketing, or consumer engagement services, add operational scale, or provide geographic expansion. From 2007 through November 2009, we completed six such acquisitions:

•	Accretive Commerce, an e-commerce solutions company;

•	Zendor.com, a provider of fulfillment and customer care in the U.K.;

•	e-Dialog, a provider of advanced e-mail marketing services and solutions;

•	Silverlign, an integrated marketing strategy and design agency;

•	Pepperjam, an affiliate marketing network and interactive marketing agency specializing in search; and

•	Retail Convergence Inc., operator of Rue La La and SmartBargains.

Competition

e-Commerce Services

The market for the development and operation of e-commerce businesses is continuously evolving and intensely competitive. Many of our prospective e-commerce services clients evaluate managing all aspects of an e-commerce operation with internal resources. As a result, we often compete with in-house solutions promoted and supported by internal information technology staffs, merchandising groups and other internal corporate constituencies as well as with technology and service providers that supply one or more components of an e-commerce solution that allow prospects to develop and operate their e-commerce business in-house. This group of providers may include the prospective client itself and companies that offer: Web platforms (ATG, IBM and Microsoft); customer care /call center services (West and Convergys); fulfillment and logistics (DHL and UPS); and systems integrators (Accenture, EDS, Sapient, Infosys and IBM). We also compete with the online and offline businesses of a variety of retailers and manufacturers in our targeted categories.

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

Interactive Marketing Services

The market for interactive marketing services is continuously evolving and intensely competitive. Our prospective interactive marketing services clients evaluate managing their marketing services with internal resources as well as through digital marketing agencies. As a result, we often compete with in-house solutions promoted and supported by internal marketing departments as well as with service providers that supply one or more interactive marketing services. This group of providers may include the prospective client itself and companies that offer: e-mail management and data aggregation (Experian, Harte-Hanks and Epsilon); and online marketing and design services (digital marketing services agencies such as Omnicom Group, WPP Group, Publicis and the Interpublic Group of Companies)

We believe that we compete with marketing services competitors primarily on the basis of the following:

•	offering digital marketing solutions that are integrated with our e-commerce platform, which provide a more strategic, cohesive and optimized approach to growing e-commerce businesses; and

•	providing a services approach to e-mail marketing that utilizes a proprietary relevance technology to promote stronger customer engagements that are designed to increase revenues, profitability and return on investment.

Consumer Engagement

The competitive marketplace for the online liquidation of merchandise is also extremely competitive and consists of two principal types of businesses — the online private sale space and online outlets that sell off-price merchandise. Competitors in the online private sale space in North America include companies such as Gilt Groupe, HauteLook, and ideeli. Competitors in online off-price merchandise include companies such as Overstock.com and e-Bay.

We believe that we compete with online, product liquidation competitors primarily on the basis of the following:

•	offering effective solutions for brands to move inventory and drive brand revenue while maintaining brand desirability;

•	securing desirable merchandise and providing products to consumers in an expanding list of merchandise categories including fashion, jewelry, accessories, footwear and home;

•	using highly effective, viral marketing campaigns that drive membership growth with low acquisition costs; and

•	having a low inventory investment with quick and discrete sell-through of merchandise.

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

Employees

As of February 12, 2010, we employed approximately 5,500 people worldwide. We had approximately 5,100 full-time employees and 117 part-time employees in the U.S. and 268 full-time and 22 part-time employees internationally. Globally, approximately 4,500 employees work in e-commerce services, 794 work in interactive marketing services and 216 work in consumer engagement. Employment levels may fluctuate due to the seasonal nature of our e-commerce services and consumer engagement businesses. In addition, we use independent contractors and temporary personnel. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good. Competition for qualified personnel in our industry is intense. We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel.

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

We operate in rapidly changing industries and have recently entered new lines of business, all of which make our operating results difficult to predict.

The industries in which we operate are rapidly changing and evolving. The evolution of these industries makes our risks, capital needs and operating results difficult to predict. Any failure to adapt our services in response to changing market and technological requirements could adversely affect our operating results. In connection with recent acquisitions, we have also recently entered into new lines of business: the online private sale business, the off-price e-commerce marketplace business and the affiliate marketing business. The online private sale business is an especially new and unproven business model. We have limited experience in these new lines of business, and we will be required to devote substantial financial, technical, managerial and other resources to them. We cannot assure you that these new lines of business will be successful.

We may not achieve the expected benefits of acquisitions and investments.

We have acquired a number of companies and invested in a number of companies, products and technologies, and we may acquire additional companies or invest in additional companies, products or technologies in the future. These transactions are accompanied by a number of risks, including:

•	failure of acquired companies to achieve planned results;

•	unanticipated problems and liabilities of acquired companies, including patent and trademark infringement claims, violations of laws, commercial disputes and tax liabilities;

•	difficulties resolving indemnification disputes with previous owners;

•	disruptions to our ongoing business;

•	difficulties in retention and assimilation of the employees of the acquired business;

•	difficulties in assimilation of acquired operations, technology, products and/or services;

•	the difficulty of integrating a new company’s accounting, financial reporting, management, information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented; and

•	diversion of management and employee time and focus.

These transactions may also result in dilutive issuances of our equity securities, use of our cash resources, and incurrence of debt and amortization expenses related to intangible assets. Our failure to be successful in addressing these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments. In addition, valuations supporting our acquisitions and investments could change. We could determine that such valuations have experienced impairments or other-than-temporary declines in fair value which could adversely impact our financial results.

Our failure to manage growth and diversification of our business could harm us.

We are continuing our efforts to grow and diversify our business both in the United States and internationally. This has placed, and will continue to place, demands on our management, as well as on our operational and financial infrastructure. To effectively manage our growth initiatives, we will need to continue to expand, improve and adapt our personnel, operations, infrastructure and our financial, information and other systems and continue to implement adequate controls. These enhancements and improvements are likely to be complex and could require significant capital expenditures and allocation of valuable management resources. We may also have to expand our management team by recruiting and employing additional experienced executives and employees. If we are unable to adapt our systems and business, put adequate controls in place and expand our management team in a timely manner to accommodate our growth, our business may be adversely affected.

We plan to continue to expand our business internationally which may cause our business to become increasingly susceptible to numerous international business risks and challenges. We have limited experience in international operations.

For fiscal 2009, substantially all of our net revenues, income from operations and assets were in the United States. Our growth strategy involves expanding our business internationally, and since 2006, we have completed acquisitions of companies in Spain and the United Kingdom and opened a fulfillment center in Canada. However, we have limited experience in international business, and we cannot assure you that our international expansion strategy will be successful. Our experience in the United States may not be relevant to our ability to expand internationally. In addition, our lack of a track record outside the United States increases our execution risks and the risks described below.

International expansion is subject to inherent risks and challenges that could adversely affect our business, including:

•	the need to develop new supplier and manufacturer relationships, particularly because major manufacturers may require that our international operations deal with local distributors;

•	substantial competition with local companies;

•	compliance with international legal and regulatory requirements and tariffs (see also “— Existing or future laws or regulations could harm our business or marketing efforts,” below);

•	managing fluctuations in currency exchange rates;

•	difficulties in staffing and managing foreign operations;

•	greater difficulty in accounts receivable collection;

•	potential adverse tax consequences;

•	uncertain political and economic climates;

•	potentially higher incidence of fraud;

•	different employer/employee relationships;

•	cultural ambivalence toward, or non-acceptance of, e-commerce businesses;

•	language barriers;

•	price controls or other restrictions on foreign currency; and

•	difficulties in obtaining export and import licenses and compliance with applicable export controls.

Some of these factors may cause our international costs of doing business to exceed our comparable domestic costs. Any negative impact from our international business efforts could negatively impact our business, results of operations and financial condition as a whole.

We may not be able to compete successfully against current and future competitors.

Our businesses are rapidly evolving and intensely competitive.

In our e-commerce services segment, we face competition from in-house e-commerce solutions, technology and service providers which supply one or more components of an e-commerce solution and other providers of integrated e-commerce solutions. Low barriers to entry into the e-commerce solutions market may increase the number of competitors our e-commerce business may face. As we continue to expand internationally, our e-commerce services segment will face increased competition from local companies which may have a greater understanding of, and focus on, the local customer. Our e-commerce services segment has competitors with longer operating histories, larger customer bases, greater brand recognition or greater financial, marketing and other resources. Those competitors may be able to secure merchandise on more favorable terms and devote more resources to technology development and marketing than our e-commerce services segment.

In our interactive marketing services segment, we face competition from other providers of interactive marketing services, other providers of traditional marketing services and in-house marketing departments. Low barriers to entry in the interactive marketing industry may increase the number of competitors our interactive marketing services business may face. International expansion of our interactive marketing services segment will increase our exposure to competition with local companies who may have a competitive advantage because of their understanding of the needs of local businesses and consumers. Our interactive marketing services segment has competitors with longer operating histories, larger customer bases, greater brand recognition or greater financial, marketing and other resources who are able to devote more resources to technology development and marketing.

In our consumer engagement segment, we face competition from the offline businesses of retailers and manufacturers and other e-commerce Web sites. New private sale Web sites may be created and traditional liquidators and online retailers may develop services that compete with our online private sale channel and off-price marketplace. If our competitors are able to secure merchandise on more favorable terms, our consumer engagement business could be harmed. In addition, manufacturers and retailers may decide to create their own Web sites for selling excess inventory. Local companies will have a competitive advantage over our consumer engagement segment as we expand internationally.

We cannot assure you that we will be able to compete successfully against current and future competitors. In addition, competition may intensify as our competitors enter into business combinations or alliances and established companies in other market segments or geographic markets expand into our market segments or geographic markets. If we cannot compete successfully against our competitors, our business, results of operations and financial condition could be negatively impacted.

Our business is highly seasonal; a weak fourth quarter would have a material adverse effect on our operating results for the year.

Our fourth fiscal quarter has accounted for and is expected to continue to account for a disproportionate amount of our total annual revenues. For fiscal 2009, 42.8% of our annual net revenues were generated in our fourth fiscal quarter. For fiscal 2008 and fiscal 2007, 40.5% and 44.7% of our annual net revenues were generated in our fourth fiscal quarter, respectively. Since fiscal 1999, we have not generated net income in any fiscal quarter other than a fourth fiscal quarter. Our results of operations historically have been seasonal primarily because consumers increase their purchases during the fourth quarter holiday season.

Because our fourth quarter accounts for a larger percentage of our annual revenue, any negative impact on our business during the fourth quarter will have a disproportionate adverse affect on our results of operations for the full year. Certain significant components of our expenses, including rent, utilities, maintenance and other facility-related expenses and the costs of our information technology systems, are incurred throughout the year at amounts required in order to maintain the capacity required during our fourth quarter. In addition, we have significant cash requirements in the months leading up to our fourth quarter in anticipation of higher sales volume during the fourth quarter, including expenses for additional inventory, advertising and employees. Our fourth quarter results could be lower than expected if, among other things:

•	we and our clients do not increase inventory levels for popular products in sufficient amounts or are unable to restock popular products in a timely manner, and we or our clients fail to meet customer demand;

•	we overstock products and are required to take significant inventory markdowns or write-offs, which could reduce profits;

•	too many consumers access our and our clients’ e-commerce Webstores within a short period of time due to increased holiday or other demand or we inaccurately forecast consumer traffic, and as a result we experience system interruptions that make our and our clients’ e-commerce Webstores unavailable or prevent us from transmitting orders to our fulfillment operations; or

•	we are unable to adequately staff our fulfillment and customer service centers during these peak periods.

If for any reason our fourth fiscal quarter results were substantially below expectations, our operating results for the full year would be materially adversely affected.

General economic conditions may adversely affect our results of operations and financial condition.

General economic conditions may adversely affect our results of operations and financial condition. The direction and relative strength of the global economy continues to be uncertain due to recent softness in the real estate and mortgage markets, volatility in fuel and other energy costs, varying economic conditions in different countries, difficulties in the financial services sector and credit markets, high levels of unemployment and other macro-economic factors. Consumer uncertainty about current economic conditions could adversely affect consumer confidence and behavior in ways that adversely affect our results of operations and financial condition. For example, the economic uncertainty could cause consumers to reduce their discretionary purchases of goods which we and our clients sell. This in turn could result in slower inventory turnover and could cause us or our clients to have greater markdowns on inventory.

We have an accumulated deficit and may incur additional losses.

Since 2001, we have recorded net losses in all but two of our fiscal years. As of the end of fiscal 2009, we had an accumulated deficit of $165.6 million. If we fail to generate sufficient revenue from our existing clients, add an appropriate number of new clients or adequately control our expenses, we may not be able to return to profitability. We will continue to incur significant operating expenses and capital expenditures as we seek to expand our operations and enhance our capabilities. If we incur expenses at a greater pace than we generate revenues, we could incur additional losses.

We may not be able to access on satisfactory terms, or at all, the credit and capital markets as needed to finance a portion of our working capital requirements and support our liquidity needs.

We rely upon access to the credit and capital markets as a source of liquidity for the portion of our working capital and debt repayment requirements, infrastructure needs and consideration for acquisitions and strategic investments not provided by cash from operations or investments. We may in the future need to seek additional equity or debt financing. We may not be able to obtain financing on satisfactory terms or at all. If we issue securities to raise capital, our existing stockholders may experience dilution or the new securities may have rights senior to those of our common stock. In addition, the terms of these securities could impose restrictions on our operations.

Market disruptions such as those recently experienced in the United States and abroad may increase our cost of borrowing or adversely affect our ability to access sources of liquidity. If the lenders in our secured revolving bank credit facility are unable to meet their obligations to provide loans to us under the terms of the credit facility, if we are unable to access credit at competitive rates, or at all, if our short-term or long-term borrowing costs dramatically increase, or if we are not able to obtain financing on satisfactory terms or at all, our ability to finance our operations, meet our short-term obligations and implement our operating strategy could be adversely affected which may limit our growth potential and our ability to execute our business strategy.

Our substantial leverage and significant debt service obligations could adversely affect our financial condition and our ability to fulfill our obligations and operate our business.

We currently have and expect to continue to have a significant amount of indebtedness. As of January 2, 2010, including our outstanding convertible notes, borrowings under our secured revolving bank credit facility and capital leases, we had approximately $205.8 million of indebtedness outstanding with an aggregate principal amount of $240.9 million and we had $90 million of borrowing capacity under the revolving portion of our secured revolving bank credit facility. We may also incur additional indebtedness in the future. On June 1, 2010, holders of our 3% convertible notes due 2025, referred to as the “3% convertible notes,” are permitted to require us to repurchase the 3% convertible notes for 100% of the principal amount outstanding ($57.5 million as of January 2, 2010) plus accrued and unpaid interest. Although we cannot provide any assurances, we currently expect to have sufficient liquidity from our cash from operating activities, our cash and cash equivalents and/or our secured revolving bank credit facility to fund any such required repurchases. In the event of a default under the notes or the secured revolving bank credit facility, our indebtedness could become immediately due and payable and could adversely affect our financial condition.

Our indebtedness could have significant negative consequences on us, including:

•	our debt level increases our vulnerability to general adverse economic and industry conditions;

•	we may have difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions or other purposes;

•	we may need to use a substantial portion of our cash flow from operations to pay interest and principal on our debt, which would reduce the amount of money available to finance our operations and other business activities;

•	our debt level could limit our flexibility in planning for, or reacting to, changes in our business and in our industry in general; and

•	our substantial amount of debt and the amount we must pay to service our debt obligations could place us at a competitive disadvantage compared to our competitors that have less debt.

The terms of our secured revolving bank credit facility impose financial and operating restrictions on us.

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

These limitations and restrictions may adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our best interests. In addition, our ability to borrow under the secured revolving bank credit facility is subject to compliance with covenants. If we breach any of the covenants in our secured revolving bank credit facility, we may be in default under our secured revolving bank credit facility. If we default, the lenders under our secured revolving bank credit facility could declare all borrowings owed to them, including accrued interest and other fees, to be immediately due and payable.

We may become obligated to make earnout payments to the former stockholders and employees of RCI, which may limit our available cash or affect our ability to engage in other business activities that may be in our best interests.

In connection with the acquisition of RCI, the former stockholders and employees of RCI will be eligible to receive an earnout payable in cash and common stock for each of the 2010, 2011 and 2012 fiscal years with an aggregate value of up to $170 million if certain financial performance targets are achieved. This earnout may limit our cash available for other purposes, limit our ability to engage in other business activities that may be in our best interests, limit our ability to make future acquisitions and may affect our ability to obtain financing.

If we fail to manage our exposure to global financial and securities market risk successfully, our operating results and financial condition could be materially impacted.

The primary objective of most of our investment activities is to conservatively invest excess cash. To achieve this objective, a majority of our cash and cash equivalents are held in bank deposit accounts and institutional money market mutual funds. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments, which could materially harm our results of operations and financial condition. We maintain cash and cash equivalents in various institutions at levels exceeding the insurance limits of the Federal Deposit Insurance Corporation, or FDIC, and we purchase investments not guaranteed by the FDIC. Accordingly, if any of these institutions fail, there may be a risk that we will not recover the full principal of our investments or that their liquidity may be diminished. These investments are subject to general credit, liquidity, market, and interest rate risks, which may be directly or indirectly impacted by uncertainty about current economic conditions. We could incur significant realized, unrealized or impairment losses associated with these investments.

Our growth and success depend, in part, on our ability to add new clients and maintain and expand our relationships with existing clients.

Key elements of our growth strategy include adding new clients, extending the term of existing client agreements and growing the business of our existing clients. Competition for clients is intense, and we may not be able to add new clients or keep existing clients on favorable terms, or at all. If we are unable to add and launch new clients within the time frames projected by us, we may not be able to achieve our targeted results in the expected periods. A change in the management of our clients could adversely affect our relationship with those clients, including our ability to renew agreements with those clients or enter into amendments to those agreements on favorable terms. If any of our existing clients were to exit the e-commerce channel, declare bankruptcy or suffer other financial difficulties and/or terminate or modify their relationships with us, our business, results of operations and financial condition could be adversely affected. If our agreements with existing clients terminate or are terminated, we may be unable to renew or replace these agreements on comparable terms, or at all.

Our success is tied to the offline businesses of our clients.

Our success is substantially dependent upon the offline businesses of our clients. Our business and reputation could be adversely affected if any of our clients were to suffer impairment of their offline businesses, whether due to financial difficulties, impairment of their brands, reduction in marketing efforts or reduction in the number of their retail stores. If any of these occurred, consumer traffic and sales through our clients’ Web sites could be negatively affected and clients could choose not to continue to utilize our e-commerce, interactive marketing or liquidation services. Our results of operations could also be negatively impacted if certain of our clients fail to forecast product demand. Under certain of our client agreements, the clients select and buy the inventory for their corresponding Web stores. Under such arrangements, the client establishes product prices and pays us service fees based either on a fixed or variable percentage of revenues, or on the activity performed. As a result, if any of these clients fail to forecast product demand or optimize or maintain access to inventory, our service fees could be adversely affected.

A large percentage of our revenue is derived from a small number of our clients’ businesses.

For fiscal 2009, sales to customers through one of our client’s businesses accounted for 11.1% of our revenue, and sales through another client’s businesses accounted for 10.2% of our revenue. In fiscal 2009, sales through our top five clients’ businesses accounted for 36.9% of our revenues. For fiscal 2008 and 2007, sales through our top five clients’ businesses accounted for 38.0% and 45.3% of our revenue, respectively. Loss of any of our major clients could adversely affect our business, results of operations and financial condition.

We are subject to significant inventory risks.

We are exposed to significant inventory risks that may adversely affect our operating results. These inventory risks are a result of seasonality, changes in consumer tastes, changes in consumer demand and spending habits, and other factors. In order to be successful, we and our clients must accurately predict consumer demand and avoid overstocking or understocking products. If we or our clients fail to identify and respond to changes in merchandising and consumer preferences, sales on our or our clients’ e-commerce businesses could suffer and we or our clients could be required to mark down unsold inventory. For the inventory we own, this would depress our profit margins. For the inventory owned by our clients, this would reduce the fees we are able to collect, as our fees are calculated as a percentage of sales. In addition, any failure to keep pace with changes in consumers’ tastes could result in lost opportunities and reduced sales through our or our clients’ e-commerce businesses.

Inventory loss and theft, or “shrinkage,” and merchandise returns could also increase in the future. If merchandise returns are significant, or our shrinkage rate increases, our revenues and costs of operations could be adversely affected.

Our business could suffer if we are unsuccessful in making, integrating, and maintaining commercial agreements and other business relationships.

Relationships with Manufacturers, Retailers and Other Suppliers.

For some of our clients’ e-commerce businesses, we own inventory and primarily purchase products from the manufacturers and distributors of the products. For other of our clients’ e-commerce businesses, our clients own inventory and typically purchase products from the manufacturers and distributors of products or source their own products. If we or our clients are unable to develop and maintain relationships with these manufacturers, distributors or sources, we or our clients may be unable to obtain or continue to carry a sufficient assortment and quantity of quality merchandise on acceptable commercial terms and our and our clients’ e-commerce businesses could be adversely impacted. During fiscal 2009 we purchased 18.2% of the total amount of e-commerce services inventory we purchased from one manufacturer. During fiscal 2008 and 2007, we purchased 16.8% and 18.0%, respectively, of the total amount of e-commerce services inventory we purchased from one manufacturer. While we have a contract with this manufacturer, this manufacturer and other manufacturers, some of which do not have contracts with us, could stop selling products to us or our clients and may ask us or our clients to remove their products or logos from our or our clients’ Web stores. If we or our clients are unable to obtain products directly from manufacturers, retailers or other suppliers, especially popular brand merchandise, we or our clients may not be able to obtain the same or comparable merchandise in a timely manner or on acceptable commercial terms. In addition, retailers and other suppliers may not continue to sell their excess inventory to us on current terms or at all. For example, our suppliers may sell their excess inventory to other traditional or online merchandise liquidators or they may not have excess inventory to sell. Our failure to obtain excess inventory on current terms or at all may limit our growth.

Marketing and Promotional Arrangements.

We have relationships with search engines, comparison shopping sites, affiliate marketers and other Web sites to provide content, advertising banners and other links to our clients’ e-commerce businesses. We rely on these relationships as significant sources of traffic to our clients’ e-commerce businesses. If we are unable to maintain these relationships or enter into new relationships on acceptable terms, our ability to attract new customers could be harmed.

Shipping Vendors.

Although we operate our own fulfillment centers, we rely upon multiple third parties for the shipment of our products. We also rely upon certain vendors to ship products directly to consumers. As a result, we are subject to the risks associated with the ability of these vendors and other third parties to successfully and in a timely manner fulfill and ship customer orders and any price increases instituted by these vendors. The failure of these vendors and other third parties to provide these services, or the termination or interruption of these services, could adversely affect the satisfaction of consumers, which could result in reduced sales by our and our clients’ e-commerce businesses. In addition, if third parties were to increase the prices they charge to ship our products, and we passed these increases on to consumers, consumers might choose to buy comparable products locally to avoid shipping charges.

Our revenue from our affiliate marketing network may fail to grow or may decline if the reputation of the affiliate marketing network is damaged by unscrupulous activities of network participants.

The goal of an affiliate marketing network is to facilitate long-term and mutually beneficial partnerships between publishers/affiliates and advertisers/merchants. Our affiliate network may not continue to be effective in the future due to, among other reasons, publishers/affiliates acting in an unscrupulous manner, including using spam, false advertising, adware, cookie stuffing, forced clicks and other similar methods to drive traffic to advertisers on the network. If publishers/affiliates in the affiliate network utilize unethical practices, this could adversely affect the reputation of the affiliate network and we may experience difficulty in attracting advertisers/merchants to the affiliate network and our revenues could fail to grow or could decline.

A disruption in our operations could materially and adversely affect our business, results of operations and financial condition.

Any disruption to our operations, including system, network, telecommunications, software or hardware failures, and any damage to our physical locations or off-site data centers, could materially and adversely affect our business, results of operations and financial condition.

Our operations are subject to the risk of damage or interruption from:

•	fire, flood, hurricane, tornado, earthquake or other natural disasters;

•	power losses and interruptions;

•	Internet, telecommunications or data network failures;

•	physical and electronic break-ins or security breaches;

•	computer viruses;

•	acts of terrorism; and

•	other similar events.

If any of these events occur, it could result in interruptions, delays or cessations in service to customers of our and our clients’ e-commerce businesses and adversely impact our and our clients’ e-commerce businesses. These events could also prevent us from fulfilling orders for our and our clients’ e-commerce businesses. Our clients might seek significant compensation from us for their losses. Even if unsuccessful, this type of claim likely would be time consuming and costly for us to address and damaging to our reputation.

Any system failure that causes an interruption of the availability of our or our clients’ e-commerce businesses could reduce the attractiveness of our or our clients’ e-commerce businesses to consumers and result in reduced revenues, which could materially and adversely affect our business, results of operations and financial condition.

Problems in our fulfillment operations could adversely affect our business.

Under some of our client agreements, we maintain the inventory of our clients in our fulfillment centers. We also maintain our own inventory in our fulfillment centers. Our failure to properly handle and protect such inventory could adversely affect our relationship with our clients or our business. In addition, because it is difficult to predict demand, we may not manage our fulfillment centers in an optimal way, which may result in excess or insufficient inventory or warehousing, fulfillment and distribution capacity. We may be unable to adequately staff our fulfillment centers. As we continue to add fulfillment and warehouse capability or add new clients with different fulfillment requirements, our fulfillment network becomes increasingly complex and operating it becomes more challenging. If we are unable to adapt to these changes, our business could be adversely affected.

Our success is tied to the adequacy of the Internet infrastructure.

The success of our businesses and our clients’ e-commerce businesses depends on the continued development and maintenance of the Internet infrastructure. As currently configured, the Internet may not support changes in technology or continued increases in the number or requirements of users, or there may be delays in the development of necessary modifications to the Internet infrastructure, either of which could result in Internet outages and delays. In addition, problems caused by “viruses,” “worms,” malware and similar programs may harm the performance of the Internet. The amount of traffic on our and our clients’ e-commerce businesses could decline materially if there are Internet outages or delays in the future.

We are dependent upon consumers’ willingness to use the Internet to purchase goods.

Our long-term future depends heavily upon the general public’s willingness to use the Internet as a means to purchase goods. Consumers may be unwilling to use the Internet to purchase goods for a number of reasons, including lack of access to high-speed communications equipment, congestion of traffic on the Internet, Internet outages or delays, possible disruptions or other damage to users’ computers, increases in the cost of accessing the

Internet and security and privacy risks or the perception of such risks. If, for example, consumer confidence in the security of e-commerce businesses is undermined, consumers may cease doing business through the Internet, including through our and our clients’ e-commerce businesses, which would adversely affect our business, results of operations and financial condition. See “We may be liable if third parties misappropriate our customers’ personal information” and “Credit card and payment fraud could adversely affect our business.”

We may be liable if third parties misappropriate our customers’ personal information.

Although we have developed systems and processes that are designed to protect consumer information and prevent security breaches, we cannot assure you that our security measures will prevent security breaches. A compromise of our security systems that results in customers’ personal information being obtained by an unauthorized person could adversely affect customers’ willingness to utilize our and our clients’ e-commerce businesses, our reputation, operations, results of operations, financial condition and liquidity, and could result in litigation against us and fines imposed on us. Additionally, any security breach could require that we expend significant resources to strengthen the security of our information systems and result in a disruption of our online operations.

If we do not respond to rapid technological changes, our services and proprietary technology and systems may become obsolete.

The Internet and e-commerce industries are characterized by rapid technological change. To remain competitive, we must continue to develop new services and technologies and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. For example, the number of individuals who access the Internet through devices other than a personal computer, such as mobile telephones, personal digital assistants, smart phones, hand held computers, televisions and set-top box devices, has increased dramatically and is likely to increase in the future. As a result, we must continue to adapt our existing technologies for use with these alternative devices. Due to the costs and management time required to introduce new services and enhancements, we may be unable to respond to rapid technological changes in a timely enough manner to avoid our services becoming uncompetitive. Our failure to respond to technological changes could substantially harm our business, results of operations and financial condition.

Our business is heavily dependent on the use of e-mail, and any decrease in the use of e-mail may harm our business, results of operations and financial condition.

We rely on e-mail marketing to drive consumer traffic to our and our clients’ e-commerce businesses. In our e-mail marketing solutions business, we derive revenue from selling our e-mail marketing solutions. E-mail could become a less effective means of communicating with and marketing to consumers for a variety of reasons, including:

•	problems with technology that make our e-mail communications more difficult for us to deliver and for consumers to read, such as the ability of smart phones or similar communications devices to adequately display our e-mail;

•	consumers may disregard marketing e-mails due to the large volume of such e-mails they receive;

•	the inability of filters to effectively screen for unwanted e-mails, resulting in increased levels of junk mail, or “spam,” which may overwhelm consumer’s e-mail accounts;

•	increased use of social networking sites may result in decreased use of e-mail as a primary means of communication;

•	growth in the number of e-mails sent or received on a daily or regular basis;

•	continued security concerns regarding Internet usage in general from viruses, worms or similar problems; and

•	increased governmental regulation or restrictive policies adopted by Internet service providers, or “ISPs,” that make it more difficult or costly to utilize e-mail for marketing communications.

Our ability to contact customers through e-mail could also be harmed and our business may be adversely affected if we mistakenly end up on SPAM lists, or lists of entities that have been involved in sending unwanted, unsolicited e-mails. If any of these were to occur, the traffic to our and our clients’ e-commerce businesses and the demand for our e-mail marketing solutions may decrease, which could adversely affect our business, results of operations and financial condition.

We and/or our clients may be unable to protect our and their proprietary technology and intellectual property rights.

Our success depends to a significant degree upon the protection of our and our clients’ intellectual property rights. We may be unable to deter infringement or misappropriation of our software and other proprietary information and material, detect unauthorized use or take appropriate steps to enforce our intellectual property rights. Additionally, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. The steps we have taken to protect our proprietary rights may be inadequate and third parties may infringe or misappropriate our proprietary rights. Any significant failure on our part to protect our intellectual property could make it easier for our competitors to offer similar services and thereby adversely affect our market opportunities. In addition, litigation may be necessary in the future to enforce our intellectual property rights. Litigation could result in substantial costs and diversion of management and technical resources. The failure of our clients to protect their intellectual property rights, including their trademarks and domain names, could also impair our operations.

We have been, and may in the future be subject to intellectual property claims or competition or trade practices claims that could be costly and could disrupt our business.

Third parties may assert that our business or technologies infringe or misappropriate their intellectual property rights, or that we are engaging in unfair competition or other illegal trade practices. We have been sued for infringing other parties’ patents and have been notified of other potential patent disputes. We could increasingly be subject to patent infringement claims as our services expand in scope and complexity. Patent infringement and other intellectual property claims, whether meritorious or not, are time consuming and costly to resolve, and could require expensive changes in our methods of doing business, could require us to enter into costly royalty or licensing agreements, or could require us to cease conducting certain operations. We may be unsuccessful in defending against these claims, which could result in substantial damages, fines or other penalties. Even unsuccessful claims could result in significant legal fees and other expenses, diversion of management’s time and disruptions in our business. Any of these claims could also harm our reputation.

We may be subject to product liability claims that could be costly and time-consuming.

We sell products sourced by us and products manufactured by third parties, some of which may be defective. If any product that we sell were to cause physical injury or injury to property, the injured party or parties could bring claims against us. We could also be subject to claims that customers of our or our clients’ e-commerce businesses were harmed due to their reliance on our product information, product selection guides, advice or instructions. If a successful claim were brought against us in excess of our insurance coverage, it could adversely affect our business, results of operations and financial condition. Even unsuccessful claims could result in the expenditure of funds and management time and adverse publicity and could have a negative impact on our business.

Credit card and payment fraud could adversely affect our business.

The failure to adequately control fraudulent transactions could increase our expenses and undermine consumer confidence in e-commerce in general and our e-commerce offerings in particular. To date, we have not suffered material losses due to fraud. However, we may in the future suffer losses as a result of orders placed with fraudulent credit card data. Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. See also “We are dependent upon consumers’ willingness to use the Internet to purchase goods.”

If one or more states successfully assert that we should collect or should have collected sales or other taxes on the sale of our merchandise, our business could be harmed.

The application of sales tax or other similar taxes to interstate and international sales over the Internet is complex and evolving. We currently collect sales or other similar taxes only for goods sold by us and shipped into certain states. One or more local, state or foreign jurisdictions may seek to impose past and future sales tax obligations on us or our clients and other out-of-state companies that engage in e-commerce. If one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of merchandise through the e-commerce businesses we operate, it could result in substantial tax liability for past sales, decrease future sales and otherwise harm our business.

We may have exposure to greater than anticipated tax liabilities.

We are subject to income, payroll and other taxes in both the United States and foreign jurisdictions. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Moreover, significant judgment is required in evaluating our worldwide provision for income taxes. Our determination of our tax liability is always subject to review by applicable tax authorities. Any adverse outcome of such a review could have a negative effect on our operating results and financial condition. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

Our ability to use net operating loss carryforwards to reduce future tax payments may be limited.

As of January 2, 2010, we had approximately $507.3 million of U.S. Federal net operating loss carryforwards, referred to as “NOLs,” available to reduce taxable income in future years.

Utilization of the NOLs may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, referred to as the “Code.” These ownership changes may limit the amount of NOLs that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. The issuance of securities in connection with our acquisition of RCI and the disposition of our stock by certain selling stockholders, including the selling stockholder named in this prospectus supplement, may have resulted in an ownership change, or could result in an ownership change in the future upon subsequent dispositions of our stock. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOLs. The limitation imposed by Section 382 for any post-change year would be determined by multiplying the value of our stock immediately before the ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years, and the limitation may under certain circumstances be increased by built-in gains which may be present with respect to assets held by us at the time of the ownership change that are recognized in the five-year period after the ownership change. Our use of NOLs arising after the date of an ownership change would not be affected.

In addition, the ability to use NOLs will be dependent on our ability to generate taxable income. The NOLs may expire before we generate sufficient taxable income. There were no NOLs that expired in the fiscal years ended December 29, 2007 and January 3, 2009. The maximum NOLs that could expire if not utilized for the year ended January 2, 2010 is approximately $2.0 million.

We rely on insurance to mitigate some risks facing our business, and to the extent our insurance does not mitigate the risks facing our business or our insurers are unable to meet their obligations, our operating results may be negatively impacted.

We contract for insurance to cover certain potential risks and liabilities. It is possible that we may not be able to get enough insurance to meet our needs, may have to pay very high prices for the coverage we do get, have very high deductibles or may not be able to, or may choose not to, acquire any insurance for certain types of business risk. This could leave us exposed to potential claims. If we were found liable for a significant claim in the future, our operating results could be negatively impacted. Also, to the extent the cost of maintaining insurance increases, our operating results could be negatively affected. Additionally, we are subject to the risk that one or more of our insurers may become insolvent and would be unable to pay a claim that may be made in the future. There can be no assurance that our insurance will be adequate to protect us from pending and future claims. In addition, we are required to maintain insurance coverage under some of our agreements with our clients. If we are not able to or do not maintain the required insurance coverage, we could breach those agreements.

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

Any significant variation in these factors could cause a material change to our reserves for self-insurance liabilities as well as earnings. Our results could be materially impacted by claims and other expenses related to our self-insured plans if future occurrences and claims differ from our assumptions and historical trends.

Existing or future laws or regulations could harm our business or marketing efforts.

We are subject to international, federal, state and local laws applicable to businesses in general and to e-commerce specifically. Existing and proposed laws and regulations covering issues such as taxation, pricing, content, distribution, access, quality and delivery of products and services, electronic contracts, intellectual property rights, user privacy and information security may impede the growth of the Internet or e-commerce. Our international operations are also subject to import and export requirements, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials. It is not clear how some existing laws apply to the Internet and e-commerce, and some laws that are specific to the Internet and e-commerce, such as the Digital Millennium Copyright Act and The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the “CAN-SPAM” Act, are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. Unfavorable regulations and laws, or interpretations thereof, could diminish the demand for our services, limit the services we can provide, increase our cost of doing business and subject us to penalties.

In addition, we utilize “behavioral marketing” (generally, the tracking of a user’s online activities to deliver advertising tailored to his or her interests) in order to drive consumer traffic to our Web sites. The Federal Trade Commission, or FTC, has released a Staff Report with principles to address consumer privacy issues that may arise from behavioral marketing and to encourage industry self-regulation. In the future, it is expected that the FTC or Congress could take further action to limit or further restrict the use of behavioral marketing, and those actions could have an adverse affect on our marketing efforts.

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

Loss of our credit card acceptance privileges or changes to credit card association fees, rules, or practices could harm our business.

Payment by consumers for purchases through our and our clients’ e-commerce businesses is typically made by credit card or similar payment method. We must rely on banks or payment processors to process these transactions and must pay a fee for this service. From time to time, credit card associations may increase the interchange fees that they charge for each transaction using one of their cards. Our credit card processors have the right to pass any increases in interchange fees on to us as well as increase their own fees for processing. These increased fees would increase our operating costs and reduce our profit margins. We are also required by our processors to comply with credit card association operating rules, and we will reimburse our processors for any fines they are assessed by credit card associations as a result of any rule violations by us. The credit card associations and their member banks set and interpret operating rules related to their credit cards. The credit card associations and/or member banks could adopt new operating rules or re-interpret existing rules that we might find difficult or even impossible to follow. As a result, we could lose our ability to give customers the option of using credit cards to make their payments, which would seriously damage our business.

Future changes in financial accounting standards or practices or taxation rules or practices may adversely affect our reported financial results.

A change in accounting standards or practices or a change in existing taxation rules or practices could have a significant effect on our reported results and may even require retroactive or retrospective application. Changes to existing rules or the questioning of current practices may cause adverse unexpected revenue and/or expense fluctuations and could adversely affect our reported financial results or the way we conduct our business.

Our success is dependent upon our executive officers and other key personnel.

Our success depends to a significant degree upon the contribution of our executive officers and other key personnel, particularly Michael G. Rubin, chairman of the board, president and chief executive officer. Our executive officers and key personnel could terminate their employment with us at any time despite any employment agreements we may have with these employees. Due to the competition for highly qualified personnel, we cannot be sure that we will be able to retain or attract executive, managerial or other key personnel. In addition, key personnel of an acquired company may decide not to work for us. We do not intend to obtain key person life insurance for any of our executive officers or key personnel. The loss of any of our key personnel could harm our business if we are unable to effectively replace that person, if we incur significant operating expenses and direct management time to search for a replacement, or if that person should join one of our competitors or otherwise compete with us.

We may be unable to hire and retain skilled personnel which could limit our growth.

Our future success depends on our ability to continue to identify, attract, retain and motivate skilled personnel. Due to intense competition for these individuals from our competitors and other employers, we may not be able to attract or retain highly qualified personnel in the future. Our failure to attract and retain the experienced and highly trained personnel that are integral to our business may limit our growth. Additionally, we have experienced recent growth in personnel numbers and expect to continue to hire additional personnel in selected areas. Managing this growth requires significant time and resource commitments from our senior management. If we are unable to effectively manage a large and geographically dispersed group of employees or to anticipate our future growth and personnel needs, we may not be able to retain skilled personnel and our business may be adversely affected.

There are limitations on the liabilities of our directors and executive officers. Under certain circumstances, we are obligated to indemnify our directors and executive officers against liability and expenses incurred by them in their service to us.

Pursuant to our amended and restated certificate of incorporation and under Delaware law, our directors are not liable to us or our stockholders for monetary damages for breach of fiduciary duty, except for liability for breach of a director’s duty of loyalty, acts or omissions by a director not in good faith or which involve intentional misconduct or a knowing violation of law, dividend payments or stock repurchases that are unlawful under Delaware law or any transaction in which a director has derived an improper personal benefit. In addition, we have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us to indemnify each director and executive officer for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts, incurred by any such person in any action or proceeding, including any action by us or in our right, arising out of the person’s services as one of our directors or executive officers. The costs associated with providing indemnification under these agreements could be harmful to our business.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on the effectiveness of our internal control over financial reporting. We have expended significant resources to comply with our obligations under Section 404. If we fail to correct any issues in the design or operating effectiveness of our internal controls over financial reporting or fail to prevent fraud, current and potential stockholders and clients could lose confidence in our financial reporting, which could harm our business, the trading price of our common stock and our ability to retain our current clients and obtain new clients.

The price of our common stock may fluctuate significantly.

Our stock price has been and may continue to be volatile. During fiscal 2009 and 2008, the high and low sales prices of our common stock ranged from $26.00 to $5.69 per share. We expect that the market price of our common stock may continue to fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include, among others:

•	our performance and prospects;

•	the performance and prospects of our clients;

•	fluctuations in our operating results;

•	the timing and announcement of acquisitions by us or our competitors;

•	the use of a significant portion of our available cash, issuance of equity securities, incurrence of debt or expenses, assumption of liabilities and incurrence of accounting write-offs in connection with acquisitions;

•	government regulatory action;

•	changes in our publicly available guidance of future results of operations;

•	the depth and liquidity of the market for our common stock;

•	the vesting of our equity awards resulting in the sale of large amounts of our common stock during concentrated trading windows;

•	adverse or unfavorable publicity about us, our services, or our competitors;

•	investor perception of us and the industries in which we operate;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	the commencement of material litigation, or an unfavorable judgment, against us;

•	announcements of restatements of prior period financial results;

•	terrorist attacks, war and threats of attacks and war;

•	additions or departure of key personnel;

•	sales of common stock; and

•	general financial, economic and other market conditions.

In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

Future sales of our common stock in the public market or the issuance of our common stock or securities senior to our common stock could adversely affect the trading price of our common stock.

We may issue common stock or equity securities senior to our common stock in the future for a number of reasons, including to attract and retain key personnel, to finance our operations and growth strategy, to adjust our ratio of debt to equity, to satisfy outstanding obligations or for other reasons. If we issue securities, our existing stockholders may experience dilution or the new securities may have rights senior to those of our common stock. In addition, the terms of these securities could impose restrictions on our operations. Future sales of our common stock, the perception that such sales could occur or the availability for future sale of shares of our common stock or securities convertible into or exercisable for our common stock could adversely affect the market prices of our common stock prevailing from time to time.

As of February 10, 2010, we had:

•	1,504,070 shares available for new awards under our 2005 plan;

•	4,249,884 shares of common stock that were subject to awards granted under the 2005 plan (including 226,081 restricted stock awards which are issued and outstanding and subject to forfeiture under certain conditions);

•	3,104,992 shares of common stock that were subject to awards granted under our 1996 plan (in the event of the cancellation, expiration, forfeiture or repurchase of any of these shares, such shares would become available for issuance under the 2005 plan); and

•	outstanding notes convertible into a maximum of 10,031,156 shares of common stock, subject to adjustment.

In addition, in connection with our acquisition of RCI, we could issue shares of common stock with an aggregate value of up to approximately $44.1 million, valued at the time of issuance, to RCI employees in connection with the earnout provisions of the merger agreement. No prediction can be made as to the effect, if any, that the sale, or the availability for sale, of substantial amounts of common stock could have on the market price of our common stock.

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

Certain provisions of our amended and restated certificate of incorporation, bylaws, stockholder rights agreement and Delaware law may have the effect of discouraging, delaying or preventing transactions that involve any actual or threatened change in control. The rights issued under our stockholder rights agreement may be a substantial deterrent to a person acquiring beneficial ownership of 20% or more of our common stock without the approval of our board of directors. The stockholder rights agreement would cause extreme dilution to such person.

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

Holders of our common stock will be subordinated to our secured revolving bank credit facility, convertible notes and other indebtedness.

In the event of our liquidation or insolvency, holders of common stock would receive a distribution only after payment in full of all principal and interest due (i) under our secured revolving bank credit facility, (ii) to holders of our convertible notes and (iii) to other creditors. After these payments are made, there may be little or no proceeds to distribute to holders of our common stock.

ITEM 1B:	UNRESOLVED STAFF COMMENTS.

We, like other issuers, from time to time receive written comments from the staff of the SEC regarding our periodic or current reports under the Exchange Act. There are no comments that remain unresolved that we received not less than 180 days before the end of fiscal 2009.

ITEM 2:	PROPERTIES.

The following table provides information about our owned, leased and licensed facilities as of March 1, 2010:

	Square
Use	Footage	Locations	Segment
	(In thousands)

Principal Office	104	King of Prussia, PA
Offices	162	Los Angeles, CA;	e-Commerce services
		Pacoima, CA;
		San Jose, CA;
		King of Prussia, PA;
		Roanoke, VA;
		Barcelona, Spain; and
		Chadderton, United Kingdom
Offices	157	Campbell, CA;	Interactive Marketing services
		Burlington, MA;
		Lexington, MA;
		New York, NY;
		King of Prussia, PA;
		Wilkes-Barre, PA;
		Bellevue, WA; and
		London, England
Offices	47	Boston, MA; and	Consumer Engagement
		New York, NY
Fulfillment Centers	2,688	Pacoima, CA;	e-Commerce services
		Louisville, KY;
		Richwood, KY;
		Shepherdsville, KY;
		Martinsville, VA;
		Mississauga, Ontario, Canada; and
		Chadderton, United Kingdom
Call Centers	224	Pacoima, CA;	e-Commerce services
		Melbourne, FL;
		Brunswick, GA;
		Eau Claire, WI; and
		Chadderton, United Kingdom

We also lease additional space to fill short term needs on an as needed basis. We believe that our properties are adequate for our present needs and that suitable additional or replacement space will be available as required.

We own our principal executive office in King of Prussia, PA, which was subject to a $12.1 million mortgage as of the end of fiscal 2009. We also have an option through March 2012 to purchase an additional building lot adjacent to our principal executive office in King of Prussia, PA. We own another office in King of Prussia, Pennsylvania, a fulfillment center in Louisville, KY, and a call center in Eau Claire, WI which are not subject to a mortgage.

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

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our stockholders during the fiscal quarter ended January 2, 2010.

ITEM 4.1:	EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth information regarding each of our executive officers who, with the exception of Mr. Rubin, are not also directors:

Name	Age(1)	Title

Michael G. Rubin	37	Chairman, President and Chief Executive Officer
Michael R. Conn	39	Executive Vice President, Finance and Chief Financial Officer
Stephen J. Gold	50	Executive Vice President, Chief Information Officer and Corporate Chief Technology Officer
J. Scott Hardy	48	Executive Vice President, Business Management
Arthur H. Miller	56	Executive Vice President and General Counsel
Damon Mintzer	44	Executive Vice President, Sales

(1)	As of March 1, 2010

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

Stephen J. Gold has served as our executive vice president and chief information officer since February 2005 and as our corporate chief technology officer since June 2009. From November 2003 until February 2005, he served as corporate vice president and divisional chief information officer of Merck & Company, Inc., a pharmaceutical company. Prior thereto, he held various positions with Medco Health Solutions, Inc., a prescription benefits management company, from July 1993 to September 2003, when it was a subsidiary of Merck. Most recently, he served as senior vice president and chief information officer and senior vice president, electronic commerce at Medco Health Solutions, Inc.

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

	Common Stock
	Price
	High	Low

Fiscal 2008
First Quarter	$19.75	$9.54
Second Quarter	$16.63	$10.91
Third Quarter	$18.24	$11.15
Fourth Quarter	$15.81	$5.69
Fiscal 2009
First Quarter	$13.77	$7.35
Second Quarter	$15.59	$12.29
Third Quarter	$19.75	$14.09
Fourth Quarter	$26.00	$18.09

As of March 1, 2010, we had approximately 1,845 stockholders of record. The last reported sales price per share for our common stock on March 1, 2010, as reported on the NASDAQ Global Select Market, was $25.70.

We have never declared or paid a cash dividend on our common stock. We currently intend to retain any future earnings to fund our growth and, therefore, do not anticipate declaring or paying any cash dividends on our common stock for the foreseeable future. In addition, the terms of our secured revolving bank credit facility prohibit us from declaring or paying dividends on our common stock.

We made no repurchases of our common stock during the fourth quarter of fiscal 2009.

On April 6, 2009, in connection with the acquisition of Silverlign Group, Inc. (“Silverlign”), the Company issued an aggregate of 168,778 shares of common stock to the two selling stockholders of Silverlign (the “Silverlign Shares”).

Pursuant to the terms of a Consulting Agreement dated April 22, 2009 between Arimor, LLC (“Arimor”) and GSI Commerce Solutions, Inc., the Company agreed to issue to Arimor shares of the Company’s common stock as a fee for consulting services provided by Arimor. As of the end of fiscal 2009, the Company issued an aggregate of 41,867 shares of common stock to Arimor (“Arimor Shares”) pursuant to such agreement.

On September 1, 2009, in connection with the acquisition of substantially all of the assets of KBJ Holdings, LLC, (“KBJ Holdings) the Company issued an aggregate of 57,694 shares of common stock to KBJ Holdings (the “KBJ Holdings Shares”).

The issuances of the Silverlign Shares, the Arimor Shares and the KBJ Holdings Shares were completed in accordance with Section 4(2) of the Securities Act of 1933, as amended, in offerings without any public offering or distribution. The Arimor Shares and the KBJ Holdings Shares are restricted securities and include appropriate restrictive legends.

STOCK PERFORMANCE GRAPH

The following graph shows a comparison of the cumulative total return for our common stock, the Morgan Stanley Internet Index and the NASDAQ Composite, assuming an investment of $100 in each on January 1, 2005, and the reinvestment of all dividends. The data points used for the performance graph are listed below.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among GSI Commerce, Inc., The NASDAQ Composite
Index And Morgan Stanley Internet Index

*	$100 invested on 1/1/05 in stock or 12/31/04 in index, including reinvestment of dividends. Indexes calculated on month-end basis.

Total Return Analysis

	1/1/2005	12/31/2005	12/30/2006	12/29/2007	1/3/2009	1/2/2010
GSI Commerce, Inc.	100.00	84.87	105.46	109.90	60.69	142.80
NASDAQ Composite	100.00	101.33	114.01	123.71	73.11	105.61
Morgan Stanley Internet	100.00	100.98	115.05	152.45	78.57	143.86

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

The following tables present portions of our financial statements and are not complete. You should read the following selected consolidated financial data together with our consolidated financial statements and related notes to our financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” The selected statement of operations data for fiscal 2007, fiscal 2008 and fiscal 2009 and the balance sheet data as of the end of fiscal 2008 and fiscal 2009 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of operations data for fiscal 2005 and fiscal 2006 and the balance sheet data as of the end of fiscal 2005, fiscal 2006 and fiscal 2007 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Fiscal Year Ended
	December 31,	December 30,	December 29,	January 3,	January 2,
	2005	2006	2007	2009	2010

Revenues:
Net revenues from product sales	$355,374	$461,183	$512,194	$577,073	$542,249
Service fee revenues	85,018	148,370	237,763	389,853	461,966

Net revenues	440,392	609,553	749,957	966,926	1,004,215
Total costs and expenses(1)	437,514	600,116	745,638	977,186	993,949

Income (loss) from operations	2,878	9,437	4,319	(10,260)	10,266
Total other expense	1,410	2,916	8,165	20,296	18,950

Income (loss) before income taxes	1,468	6,521	(3,846)	(30,556)	(8,684)
Provision (benefit) for income taxes(2)	321	(38,140)	(2,887)	(7,585)	2,344

Net income (loss) before cumulative effect of change in accounting principle	1,147	44,661	(959)	(22,971)	(11,028)
Cumulative effect of change in accounting principle	—	268	—	—	—

Net income (loss)	$1,147	$44,929	$(959)	$(22,971)	$(11,028)

Basic earnings (loss) per share:
Prior to cumulative effect of change in accounting principle	$0.03	$0.98	$(0.02)	$(0.49)	$(0.21)

Net income (loss) per share	$0.03	$0.99	$(0.02)	$(0.49)	$(0.21)

Diluted earnings (loss) per share:
Prior to cumulative effect of change in accounting principle	$0.03	$0.93	$(0.02)	$(0.49)	$(0.21)

Net income (loss) per share(3)	$0.03	$0.94	$(0.02)	$(0.49)	$(0.21)

BALANCE SHEET DATA:
Total assets	$331,922	$457,456	$670,104	$716,025	$1,061,848
Total long-tem liabilities(4)	53,235	60,083	185,364	201,398	227,073
Working capital(5)	109,804	125,172	165,822	40,938	21,789
Stockholders’ equity(5)(6)	136,538	235,778	280,900	274,496	476,340

(1)	Beginning in fiscal 2006, we adopted new accounting standards for recognizing stock-based compensation. We recognized $24.8 million in fiscal 2009, $19.4 million in fiscal 2008, $9.0 million in fiscal 2007, $7.8 million in fiscal 2006, and $3.8 million in fiscal 2005.

(2)	Included in fiscal 2006 was a $38.1 million non-cash income tax benefit. For additional information, see Note 11, Income Taxes, to our consolidated financial statements included in Item 15, Exhibits and Financial Statement Schedule, of this Annual Report on Form 10-K.

(3)	For additional information on the diluted earnings (loss) per share calculation, see Note 12, Loss Per Share, to our consolidated financial statements included in Item 15, Exhibits and Financial Statement Schedule, of this Annual Report on Form 10-K.

(4)	In fiscal 2007, we completed a subordinated convertible notes offering of $150 million. For additional information, see Note 7, Long-Term Debt and Credit Facility, to our consolidated financial statements included in Item 15, Exhibits, Financial Statement Schedule, of this Annual Report on Form 10-K.

(5)	In fiscal 2008, we acquired e-Dialog, Inc. for approximately $150 million in cash, including acquisition costs. In fiscal 2009, we acquired Retail Convergence, Inc. for (i) $186 million at closing consisting of cash of $92 million and shares of our common stock valued at $94 million, and (ii) the obligation to make earnout payments of up to $170 million over a three year period beginning with fiscal year 2010 depending on RCI’s achievement of certain financial performance targets. For additional information, see Note 6, Acquisitions, to our consolidated financial statements included in Item 15, Exhibits and Financial Statement Schedule, of this Annual Report on Form 10-K.

(6)	In fiscal 2009, we received approximately $88 million of net proceeds through the sale of 5.4 million shares of our common stock.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All statements made in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements, as defined under federal securities law. The words “look forward to,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “could,” “guidance,” “potential,” “opportunity,” “continue,” “project,” “forecast,” “confident,” “prospects,” “schedule,” “designed,” “future” “discussions,” “if” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, consumer spending, the financial markets and the industries in which we and our clients operate, changes affecting the Internet e-commerce and marketing service, our ability to develop and maintain relationships with clients and suppliers and the timing of our establishment, extension or termination of our relationships with clients, our ability to timely and successfully develop, maintain and protect our technology, confidential and proprietary information, and product and service offerings, our ability to execute operationally to attract and retain qualified personnel,, to successfully integrate our recent acquisitions, and the performance of acquired businesses. More information about potential factors that could affect us is described in Item 1A of Part I, “Risk Factors.” We expressly disclaim any intent or obligation to update these forward-looking statements.

Executive Overview

Fiscal 2009 Financial Results and Significant Events:

•	Net revenues grew $37.3 million, or 4%, over fiscal 2008. Service fee revenues grew 19% and net revenues from product sales decreased 6%. E-commerce services segment net revenues decreased 2%, interactive marketing services segment net revenues increased by 51% and we had $26.3 million in revenues from our new segment, consumer engagement.

•	Net loss was $11.0 million in the 2009, inclusive of a provision for income taxes of $2.3 million, compared to a net loss of $23.0 million in fiscal 2008, inclusive of an income tax benefit of $7.6 million. Income from operations improved to $10.3 million in fiscal 2009 compared to a loss of $10.3 million in fiscal 2008.

•	In August 2009, we received approximately $88 million of net proceeds through the sale of 5.4 million shares of common stock. We plan to use the net proceeds for working capital and general corporate purposes, including possible acquisitions.

•	In November 2009, we acquired Retail Convergence, Inc. (“RCI”) for (i) $186 million at closing consisting of cash of $92 million and shares of our common stock valued at $94 million, and (ii) the obligation to make earnout payments of up to $170 million over a three year period beginning with fiscal year 2010 depending on RCI’s achievement of certain financial performance targets. RCI operates RueLaLa.com, an operator of online private sales and SmartBargains.com, an off-price e-commerce marketplace. We believe the acquisition will allow us to enter the private sale and off-price e-commerce marketplace markets and broaden our e-commerce solution offerings.

2010 Outlook:

•	We expect an increase in net revenue, with the majority of the increase deriving from RCI and additional increases deriving from e-commerce services and interactive marketing services. We expect our income from operations to increase from fiscal 2009. We expect our capital expenditures to increase in fiscal 2010, and be similar to our capital expenditures in fiscal 2008. The increase in capital expenditures will come from investments in our infrastructure and technology as well as the integration of RCI. We believe will have a net loss in fiscal 2010.

Results of Operations

Comparison of Fiscal 2009 and 2008 (amounts in tables in millions):

Net Revenues

We derive our revenues from sales of products by us through our clients’ e-commerce businesses as well as through the Web stores in our consumer engagement segment. We derive our revenues from service fees through the development and operation of our clients’ e-commerce businesses, and through service fees earned by us through our provision of interactive marketing services.

					Fiscal 2009
					vs.
					Fiscal 2008
	Fiscal 2008		Fiscal 2009		$ Change	% Change

Net Revenues by Type:
Net revenues from product sales	$577.1	60%	$542.2	54%	$(34.9)	(6)%
Service fee revenues	389.8	40%	462.0	46%	72.2	19%

Total net revenues	$966.9	100%	$1,004.2	100%	$37.3	4%

Net Revenues by Segment:
E-Commerce services	$900.0	93%	$879.6	87%	$(20.4)	(2)%
Interactive marketing services	84.5	9%	127.6	13%	43.1	51%
Consumer engagement	—	0%	26.3	3%	26.3	100%
Intersegment eliminations	(17.6)	(2)%	(29.3)	(3)%	(11.7)	66%

Total net revenues	$966.9	100%	$1,004.2	100%	$37.3	4%

Net Revenues by Type

Net Revenues from Product Sales.  Net revenues from product sales are derived from the sale of products by us through our clients’ e-commerce Web stores as well as through the Web stores in our consumer engagement segment. Net revenues from product sales include outbound shipping charges for all of our Web stores for which we provide fulfillment services. Net revenues from product sales are net of allowances for returns and discounts and exclude sales tax. We recognize revenue from product sales and shipping when title and risk of ownership passes to the consumer either upon shipment of products to customers or upon receipt of products to customers dependent upon the terms and conditions of the Web store. Our revenue recognition accounting estimates contain uncertainties because they require management to make assumptions and to apply judgment to estimate future sales returns.

Net revenues from product sales decreased $34.9 million in fiscal 2009. Of this decrease, $57.1 million was due to the decrease in revenues from clients that did not operate for the entirety of both periods as well as a decrease due to the transition during the first quarter of fiscal 2009 of one owned inventory client to a non-owned inventory e-commerce agreement structure the client transition discussed below, and $3.9 million was due to the decrease in revenues from clients that operated for the entirety of both periods, partially offset by a $26.1 million increase in revenues from RCI which was acquired in mid-November.

Total shipping revenue was $133.1 million for fiscal 2009 and $120.2 million for fiscal 2008. Fiscal 2009 included 52 weeks compared to 53 weeks for fiscal 2008, and the extra week added incremental net revenues from product sales of approximately $11.0 million for fiscal 2008.

Service Fee Revenues.  Service fee revenues include revenues from the provision of e-commerce services and interactive marketing services. E-commerce service fee revenues are generated from a client’s use of one or more of our e-commerce platform components, which include technology, fulfillment and customer care, as well as from professional services and gift card breakage. Interactive marketing services service fee revenues are generated from online marketing, advertising, email and design services. E-commerce service fee revenues can be fixed or variable and are based on the activity performed, the value of merchandise sold, or the gross profit from a transaction.

Service fee revenues increased $72.2 million in fiscal 2009. This increase was primarily due to an increase in revenues from our e-commerce segment including the client transition discussed above, and the growth of our interactive marketing services segment. Partially offsetting these increases was a decrease in revenues from clients that are no longer operating with us, including the liquidation of a client that was one of our top ten contributors of service fee revenues for fiscal 2008. The 53rd week in fiscal 2008 added incremental service fee revenues of approximately $7.5 million for fiscal 2008.

For fiscal 2010, we expect an increase in total net revenues.

Net Revenues by Segment

E-Commerce Services Segment Revenues.  Net revenues from e-commerce services decreased $20.4 million in fiscal 2009 due to a $60.9 million decrease in net revenues from product sales which was partially offset by an increase of $40.5 million in service fee revenues.

Of the $20.4 million decrease in net revenues from our e-commerce services segment, $59.4 million was from clients that are no longer operating with us and from the client transition, which are both discussed above. Partially offsetting these decreases was an increase of $25.8 million from clients that operated for the entirety of both periods and $13.2 million from clients that began generating revenue for us in fiscal 2009.

Interactive Marketing Services Segment Revenues.  Net revenues from interactive marketing services increased by $43.1 million in fiscal 2009. Key drivers of the increase include growth of e-mail marketing services provided by e-Dialog, growth of the design, studio and online marketing services provided by TrueAction, the acquisition of Silverlign Group Inc. (“Silverlign”) in April 2009, and the acquisition of Pepperjam in September 2009.

Consumer Engagement Segment Revenues.  Net revenues increased $26.3 million due to the acquisition of RCI in November 2009.

Costs and Expenses

					Fiscal 2009
	Fiscal 2008		Fiscal 2009		vs.
		% of		% of	Fiscal 2008
		Net		Net	$	%
	$	Revenues	$	Revenues	Change	Change

Cost of revenues from product sales	$405.3	42%	$398.6	40%	$(6.7)	(2)%
Marketing	70.3	7%	54.8	6%	(15.5)	(22)%
Account management and operations	260.3	27%	273.1	27%	12.8	5%
Product development	104.2	11%	120.2	12%	16.0	15%
General and administrative	69.0	7%	82.9	8%	13.9	20%
Depreciation and amortization	68.1	7%	63.4	6%	(4.7)	(7)%
Changes in fair value of deferred acquisition payments	—	0%	0.9	0%	0.9	100%

Total costs and expenses	$977.2	101%	$993.9	99%	$16.7	2%

Cost of Revenues from Product Sales.  Costs of revenues from product sales consist primarily of direct costs associated with (i) products we sell through our clients Web stores, (ii) products we sell through the Web stores in our consumer engagement segment, and (iii) our shipping charges for all Web stores for which we provide fulfillment services. Costs of revenues from product sales were attributable to our e-commerce services and consumer engagement segments.

	Fiscal 2008	Fiscal 2009

Cost of revenues from product sales	$405.3	$398.6
As a percentage of net revenues from product sales	70%	74%

Cost of revenues from product sales decreased $6.7 million in fiscal 2009. The decrease in cost of revenues as a percentage of net revenues from 42% in fiscal 2008 to 40% in fiscal 2009 was primarily due to the increase in service fees and the decrease in product sales, because service fees have no associated cost of revenue.

The increase in cost of revenues from product sales as a percentage of net revenues from product sales from 70% to 74% was primarily due to an increase in shipping revenue. Our cost of generating shipping revenue is higher than our cost of generating revenue on sale of products.

We expect cost of product sales to increase in absolute dollars in fiscal 2010. The extent to which cost of product sales increases or decreases as a percentage of net revenue and net revenue from product sales will depend on the relative growth rates of RCI, shipping revenue, other product sales and service fees.

Marketing.  Marketing expenses consist primarily of net client revenue share charges, promotional free shipping and subsidized shipping and handling costs, catalog costs, and net advertising and promotional expenses. Marketing expenses support our net revenues from product sales.

	Fiscal 2008	Fiscal 2009

Marketing	$70.3	$54.8
As a percentage of net revenues from product sales	12%	10%

Marketing expenses decreased $15.5 million in fiscal 2009. As a percentage of net revenues, marketing expenses decreased from 7% in fiscal 2008 to 6% in fiscal 2009. This decrease was primarily due to the higher percentage increase in service fees compared to the percentage increase in product sales, because service fees typically have no associated marketing expenses.

As a percentage of net revenues from product sales, marketing expenses decreased from 12% in fiscal 2008 to 10% in fiscal 2009. Of the $15.5 million decrease in marketing expenses, $7.6 million was due to a decrease in client revenue share expenses caused by decreased sales from owned inventory clients, $4.0 million was due to a decrease in promotional, free, and subsidized shipping and handling costs, and $3.9 million was due to a decrease in advertising costs. The decreases in client revenue share expenses and advertising costs were primarily the result of the client transition discussed above and have minimal impact on marketing expenses as a percentage of net revenue from product sales, because of the corresponding decrease in net revenues from product sales as a result of the client transition.

We expect marketing expenses to increase in absolute dollars during fiscal 2010 compared to fiscal 2009. The extent to which marketing expenses increase or decrease as a percentage of net revenue and net revenue from product sales will depend on the relative growth rates of RCI, other product sales and service fees.

Account Management and Operations.  Account management and operations expenses consist primarily of costs to operate our fulfillment centers and customer care centers, credit card fees, and payroll related to our buying, business management, operations and marketing functions.

Account management and operations expenses increased $12.8 million in fiscal 2009. As a percentage of net revenues, account management and operations expenses remained constant at 27%. The increase in absolute dollars was primarily due to our acquisitions of RCI, Silverlign and Pepperjam in fiscal 2009 as well as increases in personnel and related costs mostly from our interactive marketing services segment, partially offset by decreases in fulfillment expenses. We expect account management and operations expenses to increase in absolute dollars in fiscal 2010 due to the acquisition of RCI and growth in our e-commerce services and interactive marketing services segments.

Product Development.  Product development expenses consist primarily of expenses associated with planning, maintaining and operating our proprietary e-commerce and e-mail platforms and related systems, and payroll and related expenses for engineering, production, creative and management information systems.

Product development expenses increased $16.0 million in fiscal 2009. As a percentage of net revenues, product development expenses increased from 11% to 12%. The increases in absolute dollars and as a percentage of net revenues were primarily due to increased personnel expenses to enhance our e-commerce technology platform. We expect product development expenses to increase in absolute dollars in fiscal 2010 compared to fiscal 2009, as we plan to continue to launch additional client Web stores, invest in our e-commerce, interactive marketing services and consumer engagement platforms and expand our international operations.

General and Administrative.  General and administrative expenses consist primarily of payroll and related expenses for executive, finance, human resources, legal, sales and administrative personnel, as well as bad debt expense and occupancy costs for our headquarters and other offices.

General and administrative expenses increased $13.9 million in fiscal 2009. As a percentage of net revenues, general and administrative expenses increased from 7% to 8%. The increase in absolute dollars was primarily due to personnel and related expenses as well as our acquisition of RCI. We expect general and administrative expenses to increase in absolute dollars in fiscal 2010 compared to fiscal 2009 primarily due to the acquisition of RCI.

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

Depreciation and amortization expenses decreased $4.7 million in fiscal 2009. As a percentage of net revenues, depreciation and amortization expenses decreased from 7% to 6%. Amortization expenses decreased $2.8 million primarily due to the intangible asset amortization related to the e-Dialog acquisition in fiscal 2008. Depreciation expenses decreased $1.9 million due to the acceleration of depreciation for abandoned equipment in fiscal 2008 related to a facility closure and from reduced capital expenditures in fiscal 2009, partially offset by the depreciation of prior and current year fixed asset additions. We expect our capital expenditures for fiscal 2010 to increase, and we expect depreciation expenses to increase due to the acquisition of RCI and as we continue to depreciate capital expenditures made in prior years. We expect amortization expenses to increase in fiscal 2010 compared to fiscal 2009 due to the acquisition of RCI.

Changes in Fair Value of Deferred Acquisition Payments.  Changes in fair value of deferred acquisition payments expenses consist of the change in the fair value of future estimated acquisition payments.

Changes in fair value of deferred acquisition payments expenses increased from $0 to $0.9 million due to the acquisition of RCI. We expect changes in fair value of deferred acquisition payments to increase in fiscal 2010 as we accrete the liability up to the estimated payment amount even if our assumptions utilized to value the earnout of RCI do not change. For more information on the earnout see Note 6, Acquisitions, to our consolidated financial statements included in Item 15, Exhibits and Financial Statement Schedule, of this Annual Report on Form 10-K. Any change in our assumptions may result in a significant change to our change in fair value of deferred acquisition payments.

Fiscal 2009 included 52 weeks compared to 53 weeks for fiscal 2008. The extra week did not materially impact our costs and expenses for fiscal 2008.

Comparison of Fiscal 2008 and 2007 (amounts in tables in millions):

Net Revenues

					Fiscal 2008
					vs.
					Fiscal 2007
					$	%
	Fiscal 2007		Fiscal 2008		Change	Change

Net Revenues by Type:
Net revenues from product sales	$512.2	68%	$577.1	60%	$64.9	13%
Service fee revenues	237.8	32%	389.8	40%	152.0	64%

Total net revenues	$750.0	100%	$966.9	100%	$216.9	29%

Net Revenues by Segment:
E-Commerce services	$737.9	98%	$900.0	93%	$162.1	22%
Interactive marketing services	26.9	4%	84.5	9%	57.6	214%
Intersegment eliminations	(14.8)	(2)%	(17.6)	(2)%	(2.8)	19%

Total net revenues	$750.0	100%	$966.9	100%	$216.9	29%

Net Revenues by Type

Net Revenues from Product Sales.  Net revenues from product sales increased $64.9 million in fiscal 2008. This increase was primarily due to revenue growth from our professional sports league clients and an increase in shipping revenue, partially offset by a decrease in sales from one consumer electronics client. Of this increase, $34.3 million was due to the increase in revenues from clients that operated for the entirety of both periods, $29.5 million was due to the increase in revenues from clients that initially began generating revenue during fiscal 2007, which includes clients of Accretive Commerce, Inc. (“Accretive”) which we acquired during the third quarter of fiscal 2007, and $1.1 million was due to the increase in revenues from clients that were launched in fiscal 2008. Shipping revenue for all clients for which we provide fulfillment services was $120.2 million for fiscal 2008 and $82.9 million for fiscal 2007. Fiscal 2008 included 53 weeks compared to 52 weeks for fiscal 2007, and the extra week added incremental net revenues from product sales of approximately $11.0 million.

Service Fee Revenues.  Service fee revenues increased $152.0 million in fiscal 2008. This increase was primarily due to the acquisitions of Accretive and e-Dialog, which closed in the third quarter of fiscal 2007 and first quarter of fiscal 2008, respectively, as well as growth from clients that operated for the entirety of fiscal years 2007 and 2008. Of this increase, $69.4 million was attributable to clients that launched in fiscal 2008, including the addition of e-Dialog clients. Also included in the $69.4 million increase was $3.0 million from gift card breakage, for which we began recognizing revenue in fiscal 2008. $53.0 million of the increase was from clients that initially began generating revenue during fiscal 2007, including the addition of Accretive clients, and $29.6 million was from clients that operated for the entirety of both periods. The $29.6 million increase for clients that operated for the entirety of both periods decreased from the $36.8 million increase for clients that operated for the entirety of fiscal 2007 and fiscal 2006 due primarily to a decline in the growth rate of existing client sales and the liquidation of the business of a client that was one of our top ten contributors of service fee revenues for fiscal 2008 and fiscal 2007. The extra week in fiscal 2008 compared to fiscal 2007 added incremental service fee revenues of approximately $7.5 million.

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

Interactive Marketing Services Segment Revenues.  Net revenues from interactive marketing services increased $57.6 million due primarily to the acquisition of e-Dialog in February 2008 and, to a lesser extent, growth in our online marketing, design, and digital photo studio services.

Costs and Expenses

					Fiscal 2008
	Fiscal 2007		Fiscal 2008		vs.
		% of		% of	Fiscal 2007
		Net		Net	$	%
	$	Revenues	$	Revenues	Change	Change

Cost of revenues from product sales	$356.5	47%	$405.3	42%	$48.8	14%
Marketing	64.6	8%	70.3	7%	5.7	9%
Account management and operations	177.5	24%	260.3	27%	82.8	47%
Product development	66.0	9%	104.2	11%	38.2	58%
General and administrative	43.7	6%	69.0	7%	25.3	58%
Depreciation and amortization	37.3	5%	68.1	7%	30.8	83%

Total costs and expenses	$745.6	99%	$977.2	101%	$231.6	31%

Cost of Revenues from Product Sales

	Fiscal 2007	Fiscal 2008

Cost of revenues from product sales	$356.5	$405.3
As a percentage of net revenues from product sales	69.6%	70.2%

Cost of revenues from product sales increased $48.8 million in fiscal 2008. The decrease in cost of revenues as a percentage of net revenues from 47% in fiscal 2007 to 42% in fiscal 2008 was primarily due to the higher percentage increase in service fees compared to the percentage increase in product sales, because service fees have no associated cost of revenue.

The increase in cost of revenues from product sales as a percentage of net revenues from product sales from 69.6% in fiscal 2007 to 70.2% in fiscal 2008 was primarily due to an increase in shipping revenue. Our cost of generating shipping revenue is higher than our cost of generating revenue on sale of the underlying physical product.

Marketing

	Fiscal 2007	Fiscal 2008

Marketing	$64.6	$70.3
As a percentage of net revenues from product sales	13%	12%

Marketing expenses increased $5.7 million in fiscal 2008. As a percentage of net revenues, marketing expenses decreased from 8% in fiscal 2007 to 7% in fiscal 2008. This decrease was primarily due to the higher percentage increase in service fees compared to the percentage increase in product sales, because service fees typically have no associated marketing expenses.

As a percentage of net revenues from product sales, marketing expenses decreased slightly from 13% in fiscal 2007 to 12% in fiscal 2008 due a to decrease in promotional free shipping and subsidized shipping and handling costs. The $5.7 million increase in marketing expenses was primarily due to a $6.5 million increase in client revenue share expenses caused by growth in revenue from our professional sports league clients, and a $1.1 million increase in catalog costs, partially offset by a $1.9 million decrease in promotional free shipping and subsidized shipping and handling costs.

Account Management and Operations.  Account management and operations expenses increased $82.8 million in fiscal 2008. As a percentage of net revenues, account management and operations expenses increased from 24% in fiscal 2007 to 27% in fiscal 2008. The increases in absolute dollars and as a percentage of net revenues were primarily due to the e-Dialog, Zendor.com Ltd. (“Zendor”) and Accretive acquisitions in February 2008, December 2007 and September 2007, respectively, and start-up, occupancy and payroll expenses related to our Richwood, Kentucky fulfillment center, which commenced operations in the second quarter of fiscal 2007. The $82.8 million increase in account management and operations expenses was due to a $53.8 million increase in payroll and related costs mostly in our customer care and fulfillment operations, a $14.0 million increase in office expenses and occupancy costs, a $7.2 million increase in credit card fees, and a $7.8 million increase in other account management and operations costs which include professional fees and communication costs.

Product Development.  Product development expenses increased $38.2 million in fiscal 2008. As a percentage of net revenues, product development expenses increased from 9% in fiscal 2007 to 11% fiscal 2008. The increases in absolute dollars and as a percentage of net revenues were primarily due to the e-Dialog, Zendor and Accretive acquisitions, payroll expenses and professional fees incurred for client launches during fiscal 2008 and expected future client launches, and increased expenses to enhance the technology features and functionality on our e-commerce platform. The $38.2 million increase in product development expenses was primarily due to a $24.9 million increase in personnel and related costs, a $4.8 million increase in professional fees, a $2.9 million increase in office expenses and occupancy costs, a $2.9 million increase in software and equipment maintenance, and a $2.7 million increase in other product development costs.

General and Administrative.  General and administrative expenses increased $25.3 million in fiscal 2008. As a percentage of net revenues, general and administrative expenses increased from 6% in fiscal 2007 to 7% in fiscal 2008. The increases in absolute dollars and as a percentage of net revenues were primarily due to the e-Dialog, Zendor and Accretive acquisitions, the addition of new clients, the expansion of the e-commerce businesses of our existing clients and the expansion of our interactive marketing services business. The $25.3 million increase in general and administrative expenses was primarily due to a $17.2 million increase in personnel and related costs to support the growth of our business, a $4.7 million increase in professional fees, a $1.2 million increase in office expenses and occupancy costs, $0.9 million in deal costs for a potential acquisition no longer deemed probable, and a $1.3 million increase in other general and administrative costs.

Depreciation and Amortization.  Depreciation and amortization expenses increased $30.8 million in fiscal 2008. As a percentage of net revenues, depreciation and amortization expenses increased from 5% in fiscal 2007 to

7% in fiscal 2008. Depreciation expenses increased $21.8 million due to the depreciation of prior and current year fixed asset additions. Amortization expenses increased $9.0 million primarily due to the intangible asset amortization in connection with the Accretive and e-Dialog acquisitions.

Fiscal 2008 included 53 weeks compared to 52 weeks for fiscal 2007. The extra week did not materially impact our costs and expenses for fiscal 2008.

Other (Income) Expense

Other (income) expense consists of interest expense, interest income, other expense, loss on sales of marketable securities, and impairment of equity investments. Interest expense consists primarily of interest related to our convertible notes and our secured revolving bank credit facility. The interest income consists of interest earned on cash and cash equivalents. Other expense consists primarily of foreign currency transaction losses.

					Fiscal 2009
	Fiscal 2008		Fiscal 2009		vs.
		% of		% of	Fiscal 2008
		Net		Net	$	%
	$	Revenues	$	Revenues	Change	Change

Interest expense	$18.8	3%	$19.4	2%	$0.6	3%
Interest income	(1.8)	0%	(0.5)	0%	1.3	(72)%
Other expense	1.6	0%	—	0%	(1.6)	(100)%
Impairment of equity investments	1.7	0%	—	0%	(1.7)	100%

Total other expenses	$20.3	3%	$18.9	2%	$(1.4)	(7)%

We derive our interest expense primarily from the amortization of the debt discount on our convertible notes, the coupon interest on our convertible notes, and our secured revolving credit facility. Interest expense remained relatively constant in fiscal 2009 compared to fiscal 2008. The $1.3 million decrease in interest income was due to lower interest rates earned in fiscal 2009. The $1.6 million decrease in other expense was primarily due to larger foreign currency exchange losses in fiscal 2008 compared to fiscal 2009 on transactions denominated in currencies other than the functional currency. The fiscal 2008 $1.7 million impairment of equity investments was due to an other-than-temporary impairment on an equity investment.

					Fiscal 2008
	Fiscal 2007		Fiscal 2008		vs.
		% of		% of	Fiscal 2007
		Net		Net	$	%
	$	Revenues	$	Revenues	Change	Change

Interest expense	$12.2	1%	$18.8	3%	$6.6	54%
Interest income	(9.3)	(1)%	(1.8)	0%	7.5	(81)%
Other expense	0.2	0%	1.6	0%	1.4	700%
Loss on sale of marketable securities	5.0	1%	—	0%	(5.0)	(100)%
Impairment of equity investments	—	0%	1.7	0%	1.7	100%

Total other expenses	$8.1	1%	$20.3	3%	$12.2	151%

Other expense increased $12.2 million in fiscal 2008. The $6.6 million increase in interest expense was primarily due to the amortization of the debt discount on our convertible notes, the interest on our 2.5% convertible notes issued in July 2007, and our line of credit which we entered into in January 2008. The $7.5 million decrease in interest income was due to lower cash balances and lower interest rates earned in fiscal 2008. The $1.4 million increase in other expense was primarily due to foreign currency exchange losses on transactions denominated in currencies other than the functional currency. The fiscal 2007 $5.0 million loss on sale of marketable securities related to the sale of our auction rate securities. The $1.7 million increase in impairment of equity investments was due to an other-than-temporary impairment on an equity investment incurred in fiscal 2008.

Income Taxes

Our effective tax rate for fiscal years 2009, 2008, and 2007 was (27.0%), 24.8% and 75.1%, respectively. Our tax rate is affected by recurring items such as tax rates in foreign jurisdictions and the relevant amount of income we earn in each jurisdiction, which has not been consistent as we seek to expand our presence in the international market, as well as the reversal of valuation allowances in some years. In addition to state income taxes, the following items had the most significant impact on the difference between our effective income tax rate and the statutory U.S. federal income tax rate of 35%:

Fiscal 2009:

•	A $3.1 million (or 37.4%) reduction in the tax benefit primarily resulting from the imposition of a valuation allowance on foreign losses,

Fiscal 2008:

•	A $2.1 million (or 6.8%) reduction in the tax benefit primarily resulting from the imposition of a valuation allowance on foreign losses; and

•	a $0.6 million (or 1.9%) reduction in the tax benefit resulting from rate differences between U.S. and non-U.S. jurisdictions.

Fiscal 2007:

•	A $0.3 million (or 7.7%) increase in tax benefit resulting from the reversal of valuation allowance.

Seasonality

We have experienced and expect to continue to experience seasonal fluctuations in our revenues from e-commerce services. These seasonal patterns will cause quarterly fluctuations in our operating results. We also expect to experience seasonal fluctuations from consumer engagement, but to a lesser degree than with our e-commerce services. We experience less seasonality in our revenues from interactive marketing services. The fourth fiscal quarter has accounted for and is expected to continue to account for a disproportionate percentage of our total annual revenues. We believe that results of operations for any quarterly period may not be indicative of the results for any other quarter or for the full year. We recognized 42.8%, 40.5% and 44.7% of our annual net revenues during the fourth quarter of fiscals 2009, 2008 and 2007, respectively. For additional information, see Note 16, Quarterly Results (Unaudited), to our consolidated financial statements included in Item 15, Exhibits and Financial Statement Schedule, of this Annual Report on Form 10-K.

Liquidity and Capital Resources

	Fiscal Year Ended
	December 29,	January 3,	January 2,
	2007	2009	2010
	(In millions)

Cash and cash equivalents	$231.5	$130.3	$228.4
Percentage of total assets	35%	18%	21%

Sources of Cash

Our principal sources of liquidity in fiscal 2009 were our cash and cash equivalents balances, cash provided by operating activities, and cash provided by financing activities, including the $88 million of net proceeds received in August 2009 through our sale of common stock.

As of January 2, 2010, we had $228.4 million of cash and cash equivalents, compared to $130.3 million of cash and cash equivalents as of January 3, 2009. Cash equivalents are comprised of money market mutual funds.

Cash provided by operating activities was $140.2 million, $96.0 million, and $58.1 million in fiscal 2009, fiscal 2008, and fiscal 2007, respectively. Cash provided by operating activities is driven by our net loss, adjusted for non-cash items and changes in operating assets and liabilities. Non-cash adjustments include depreciation, amortization, stock-based compensation expense and deferred income taxes. Cash provided by operating activities was greater than our net loss in fiscal 2009 primarily due to the net impact of non-cash adjustments to loss as well as an increase to our accounts payable and accrued expense balances and a decrease to our accounts receivable balance.

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

As of January 2, 2010 and January 3, 2009 we had no borrowings under our $90 million secured revolving bank credit facility. During fiscal 2009, we did not borrow on the secured revolving credit facility, and during fiscal 2008 we borrowed and also repaid $70 million on our secured revolving credit facility. The credit facility contains financial and restrictive covenants that limit our ability to engage in activities that may be in our long term best interests. We do not believe the financial covenants will limit our ability to utilize the entire borrowing availability in fiscal 2010, if necessary.

During fiscal 2007, we issued subordinated convertible notes resulting in net proceeds of $145 million.

Uses of Cash

We invest cash to support our operations, our infrastructure needs, and as consideration for acquisitions and strategic investments. Cash used in investing activities is primarily attributable to capital expenditures and acquisitions.

Our capital expenditures totaled $43.0 million, $57.2 million, and $54.2 million in fiscal 2009, fiscal 2008, and fiscal 2007, respectively. Our capital expenditures have generally been comprised of purchases of computer hardware and software, development of internal-use software, purchases of furniture and fixtures, and purchases of real estate. Capital expenditures decreased 25% in fiscal 2009 compared to the 6% increase in fiscal 2008. We expect an increase in capital expenditures in fiscal 2010 due to increased investments in our infrastructure and technology as well as from our acquisition of RCI.

We utilized $88.9 million of cash for acquisitions in fiscal 2009, compared to $145.0 million and $103.7 million in acquisitions and equity investments in fiscal 2008 and fiscal 2007, respectively. Acquisitions in fiscal 2009 primarily included RCI which we also issued shares of our common stock valued at approximately $94 million. In addition, we will be obligated to pay RCI shareholders and employees additional earnout payments of up to $170 million over a three year period beginning with fiscal year 2010 contingent on RCI’s achievement of certain performance targets, of which we have the ability to pay up to $44.1 million with shares of our common stock. We funded the cash payment for RCI acquisition from our existing cash and cash equivalent balances. Acquisitions in fiscal 2008 included e-Dialog and our fiscal 2007 acquisitions included Accretive and Zendor.

Outlook

We expect to continue to generate positive cash flow from operations in fiscal 2010, the majority of which will be generated in our fourth fiscal quarter. We believe that our cash flow from operating activities, cash and cash equivalents balances, and borrowing availability under our secured revolving credit facility will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See Item 1A of Part I, Risk Factors.

Holders of our 3% subordinated convertible notes due June 1, 2025 may require us to repurchase the notes at a repurchase price equal to 100% of their principal amount plus accrued and unpaid interest, if any, on June 1, 2010. In the event our holders require us to repurchase the notes in fiscal 2010, we expect to have sufficient liquidity from our cash from operating activities, our cash and cash equivalents and/or from our secured revolving bank credit facility to fund the repurchases as well as our operating cash needs. See Note 7, Long-Term Debt and Credit Facility, of the Notes to Consolidated Financial Statements, included in Item 15, Exhibits and Financial Statement Schedule, of this Annual Report on Form 10-K.

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

Contractual Obligations

We had the following contractual obligations as of the end of fiscal 2009:

	Payments due by fiscal year
		Less than
Contractual Obligation(1)(2)(3)	Total	1 Year	1-3 Years	4-5 Years	Thereafter

Operating lease obligations	$95.4	$20.6	$33.9	$21.9	$19.0
Purchase obligations and marketing commitments(4)	155.2	72.1	27.8	9.4	45.9
Client revenue share payments	89.5	20.3	36.0	8.9	24.3
Debt interest	30.4	5.9	9.0	6.7	8.8
Debt obligations	220.0	57.7	0.8	150.5	11.0
Capital lease obligations, including interest	23.8	6.4	11.9	5.5	—
Deferred acquisition payments	4.1	1.3	1.8	1.0	—

Total contractual obligations	$618.4	$184.3	$121.2	$203.9	$109.0

(1)	For additional information, see Note 7, Long-Term Debt and Credit Facility, and Note 8, Commitments and Contingencies, of the Notes to Consolidated Financial Statements, included in Item 15, Exhibits and Financial Statement Schedule, of this Annual Report on Form 10-K.

(2)	Approximately $2.1 million of unrecognized tax benefits have been recorded as liabilities in accordance with accounting standards for “Accounting for Uncertainty in Income Taxes,” and we are uncertain as to if or when such amounts may be settled; as a result, these obligations are not included in the table above.

(3)	We will be obligated to pay additional earnout payments of up to $170 million over a three year period beginning with fiscal year 2010 contingent on RCI’s achievement of certain financial performance targets, of which we have the ability to pay up to $44.1 million with shares of our common stock. The contingent payments are not included in the table above.

(4)	Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable pricing provisions and the approximate timing of the transactions. These obligations relate primarily to commitments to purchase inventory, which generally are cancelable without penalty if canceled prior to shipment.

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

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 15, Exhibits and Financial Statement Schedule, of this Annual Report on Form 10-K. Management has identified the following as our critical accounting estimates, which are defined as those that reflect significant judgments and uncertainties, are the most pervasive and important to the presentation of our financial condition and results of operations and could potentially result in materially different results under different assumptions, judgments or conditions. Management has reviewed these critical accounting estimates with the Audit Committee of our Board.

Revenue Recognition

We recognize revenue from product sales, which includes shipping revenue and excludes sales tax, from the sale of products by us through our clients’ e-commerce Web stores as well as through the Web stores in our consumer engagement segment when title and risk of ownership passes to the consumer, net of estimated returns based on historical experience and current trends. Our revenue recognition accounting estimates contain uncertainties because they require management to make assumptions and to apply judgment to estimate future sales returns.

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

A 10% change in our sales return reserve at January 2, 2010, would have affected earnings before income taxes by approximately $0.6 million.

In our consumer engagement segment and in the circumstances in our e-commerce services segment in which we own the inventory for our clients’ Web stores and record revenue as product sales, we may sell gift cards to our customers through our Web stores and through selected third parties. We recognize income from gift cards when: (i) the gift card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote and we determine that we do not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions (gift card breakage). Based on historical redemption patterns, the likelihood of a gift card remaining unredeemed can be determined 24 months after the gift card is issued.

A 10% change in our assumptions on future gift card redemptions at January 2, 2010, would have affected earnings before income taxes by approximately $0.5 million.

Fiscal 2008 was the first year we recognized income for gift card breakage. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to measure gift card breakage. However, if actual gift card redemptions are not consistent with our estimates or assumptions stated above, or if laws change that would result in us having a legal obligation to remit the value of unredeemed gift cards to certain jurisdictions, we may be exposed to income or losses that could be material to our consolidated financial statements.

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

Our allowance for accounts receivable was $4.6 million as of January 2, 2010. Historically, our actual losses and credits have been consistent with our estimates. However, future changes in trends could result in a material impact to future consolidated statements of operations and cash flows. A 10% change from our estimates of allowance for accounts receivable at January 2, 2010, would have affected earnings before income taxes by approximately $0.5 million.

Accounting for Inventory

Inventory is valued at the lower of cost (determined using the weighted average method) or market. Inherent in this valuation are significant management judgments and estimates, including among others, assessments concerning obsolescence and shrinkage. Based upon these judgments and estimates, which are applied consistently from period to period, we record obsolescence and shrinkage allowances to adjust the carrying amount of our inventory. We record a charge for obsolescence based upon, among other factors, the aging of the inventory, forecasted customer demand and the anticipated mark-downs required to sell the inventory in the normal course of business. We record a charge for inventory shrinkage for damages and other losses based on rates experienced in our fulfillment centers. We have not made any material changes in the accounting methodology used to measure inventory obsolescence or shrinkage during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future judgments or estimates we use to calculate our inventory valuation allowances. However, if our judgments or estimates regarding inventory valuation allowances are inaccurate, we may be exposed to income or losses to our consolidated financial statements. A 10% change in our shrink and obsolescence allowance combined as of January 2, 2010, would have affected earnings before income taxes by approximately $0.2 million.

Accounting for Internal Use Software

Included in our property and equipment is the capitalized cost of internal-use software development and Web store development, including software used to upgrade and enhance the Web stores we operate and processes supporting our business. We capitalize costs incurred during the application development stage related to the development of internal-use software and amortize these costs over the estimated useful life of four years. Costs incurred related to planning and training relating to or maintenance of internal-use software is expensed as incurred. We capitalized $29.9 million, $26.2 million and $23.0 million, of costs associated with internal-use software and Web store development during the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007, respectively. We depreciated $21.1 million, $16.5 million and $11.5 million of previously capitalized amounts in fiscal 2009, fiscal 2008 and fiscal 2007.

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

Goodwill and Other Intangible Assets

The purchase price of an acquired company is allocated between the intangible assets and net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. The determination of the value of the intangible assets acquired involves certain judgments and estimates. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital (“WACC”) for market participants.

Goodwill and indefinite — lived intangible assets are tested for impairment on an annual basis, or more often if events or changes in circumstances indicate the carrying value may not be recoverable. Application of the impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. We determine fair value using widely accepted valuation techniques, including discounted cash flow analyses, analysis of our market capitalization, analysis of peer public companies and other assumptions. These types of analyses contain assumptions and uncertainties because they require management to apply judgment to estimate industry economic factors and the profitability of future business strategies. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to our business model or changes in operating performance. Significant differences between these estimates and actual cash flows could materially affect our future financial results.

In the fourth quarter of fiscal 2009, we completed our annual impairment testing of goodwill and indefinite-lived intangible assets using methodologies described herein. We determined there was no impairment, as the fair value exceeded the book value of net assets for each of our reporting units. During the course of the impairment testing, we made significant assumptions and applied judgment to estimate industry economic factors and the profitability of future business strategies. We made assumptions about our future discounted cash flows using operating income before depreciation, amortization and stock-based compensation by including the impact of new business as well as growth of our costs and expenses based on the historical relationship of those measures. We also made assumptions about our amount of future capital expenditures, and determined a discount rate based on a WACC specifically for each reporting unit. Any changes to our assumptions, or if actual results differ from our estimates, could result in a significant decrease of the fair value for a reporting unit which may expose us to impairment losses that could be material to our consolidated financial statements. A 10% reduction of our calculated fair value for any reportable unit that maintains a goodwill balance would still be greater than the carrying value of that reportable unit as of January 2, 2010. The carrying value of our goodwill was $373.0 million as of January 2, 2010. The carrying value of our indefinite-lived intangible assets was $78.2 million as of January 2, 2010.

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

The carrying value of our finite intangibles as of January 2, 2010 was $54.6 million. There were no events or changes in circumstances that indicated the carrying value of our finite intangible assets may not be recoverable.

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

Income Taxes and Deferred Taxes

Our income tax benefit or expense, deferred tax assets and liabilities and reserves for uncertain tax positions reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes in both the U.S. and in several foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax benefit or expense.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise we consider all available positive and negative evidence, including scheduled reversals of deferred tax assets and liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we begin with historical results and changes in accounting policies and incorporate assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income and/or loss adjusted for any non-recurring items.

As of January 2, 2010, we had federal, state and foreign income tax net operating loss carryforwards of $507.3 million, $268.6 million and $18.7 million, respectively which will expire at various dates from 2010 through 2029 as follows:

2010-2015	$59.3 million
2016-2021	396.5 million
2022-2029	338.8 million

$794.6 million

We believe that it is more likely than not that the full benefit from certain federal, state and foreign net operating loss carryforwards will not be realized. Accordingly, we have provided a valuation allowance of $154.6 million on the deferred tax assets relating to these net operating loss carryforwards. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at January 2, 2010 will be accounted for as follows: approximately $154.6 million will be recognized as a reduction of income tax expense. Additionally there is a valuation allowance on capital losses of $3.2 million and on state credits of $0.2 million. If our assumptions change and we determine we will not be able to realize these NOL’s without a valuation allowance, the additional valuation allowance will be accounted for as an increase in income tax expense.

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

In accordance with accounting standards for accounting for uncertainty in income taxes, income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recorded to the financial statement. The standards also provide guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We recognize tax and adjust tax liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. An unfavorable tax settlement generally would require use of our cash and may result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement may be recognized as a reduction in our effective income tax rate in the period of resolution.

Our unrecognized tax benefits include exposure from not filing in certain jurisdictions and transfer pricing exposure from allocation of income between jurisdictions. We believe that there is no reasonable possibility that an increase in unrecognized tax benefits related to state exposures may be necessary within fiscal 2010. In addition, we believe that none of our currently remaining unrecognized tax positions will be recognized by the end of fiscal 2010 as a result of a lapse of the statute of limitations or settlements.

Fair Value of Deferred Acquisition Payments

A substantial majority of our future acquisition payments relate to RCI and are contingent upon RCI achieving specified minimum earnings thresholds over one or more years. The determination of the fair value of our deferred acquisition payments involves certain judgments and estimates. These judgments can include, but are not limited to, an estimate of the future performance of our acquired entities, an estimate of the amount and timing of the deferred acquisition payments and the discount rate used to calculate the fair value of the payments. We utilize a discounted cash flow model that incorporates several different scenarios of future performance.

We assess the fair value of deferred acquisition payments for changes at each reporting period, and any changes are recorded as an increase or decrease to changes in fair value of deferred acquisition payments on the Consolidated Statements of Operations. Changes in fair value can result from changes in our assumptions regarding the amount and timing of payments as well as changes in the discount rate. Our estimates of future performance and payments may differ from actual performance and payments due to, among other things, economic conditions, changes to our business model, or changes in operating performance of the acquired entities. Significant differences between these estimates and actual performance could materially affect the fair value of the deferred acquisition payments and our future financial results. We also accrete the deferred acquisition payment liability up to the estimated payment amount over the earnout period using a risk-adjusted discount rate with a corresponding charge recorded to changes in fair value of deferred acquisition payments on the Consolidated Statements of Operations.

As of January 2, 2010, the fair value of deferred acquisition payments was $63.8 million. In fiscal 2009, the fair value of the deferred acquisition payments increased by $1.0 million which was recorded to changes in fair value of deferred acquisition payments on the Consolidated Statements of Operations.

If actual results are not consistent with our estimates and assumptions, we may be exposed to a significant change in the fair value of deferred acquisition payments.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in Item 15, Exhibits and Financial Statement Schedule, of this Annual Report on Form 10-K.

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

The following table provides information about our cash equivalents, including principal cash flows by expected maturity dates and the related weighted average interest rates as of the end of fiscal 2009 (in thousands):

							Estimated
							Fair Value
	Fiscal Year						at the End of
	2009	2010	2011	2012	Thereafter	Total	Fiscal 2009

Money market mutual funds	$13,606	$—	$—	$—	$—	$13,606	$13,606
Weighted average interest rate	0.002%	—	—	—	—	0.002%

Cash equivalents	$13,606	$—	$—	$—	$—	$13,606	$13,606

All securities have dates to maturity of less than one year.

In January 2008, we entered into a $75 million secured revolving bank credit facility that matures in January 2013 with a syndicate of banks. In May 2008, we expanded the credit facility by $15 million thereby increasing the availability to $90 million. Subject to certain conditions, the credit facility may be increased to $150 million. We may elect to have amounts outstanding under the secured revolving bank credit facility bear interest at either a LIBOR rate plus an applicable margin of 0.75% to 1.50%, the prime rate plus an applicable margin of 0.75% to 1.50%, or at the Federal Funds Open Rate plus 0.5%. The applicable margin is determined by the leverage ratio of funded debt to EBITDA, as defined in the secured revolving credit facility. LIBOR is sensitive to changes in the general level of U.S. interest rates. An immediate 100 basis point increase in LIBOR would increase our annual interest expense by approximately $0.1 million for every $10 million borrowed under the line of credit. We had no outstanding borrowings and had $6,552 of letters of credit under the secured revolving bank credit facility as of January 2, 2010.

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

Evaluation of disclosure controls and procedures.  Our management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation, as of January 2, 2010, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e).

Based on this evaluation, our chief executive officer and our chief financial officer have concluded that, as of January 2, 2010, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective at the reasonable assurance level, to ensure that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  We monitor and evaluate on an ongoing basis our internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, we modify and refine our internal processes and controls as conditions warrant. As required by Rule 13a-15(d), our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended January 2, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter ended January 2, 2010.

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

Our management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation, as of January 2, 2010, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission. This evaluation excluded our operations acquired through our acquisitions of Silverlign Group, Inc. in April 2009, Pepperjam in September 2009 and RCI in November 2009. In aggregate, these acquisitions accounted for 2% of our total assets and 3% of our net revenues as of and for the fiscal year ended January 2, 2010. Pursuant to guidance issued by the SEC, a company can exclude an acquired business’s internal controls from management’s report on internal control over financial reporting in the first year of acquisition if it is not possible to conduct an assessment of an acquired business’s internal control over financial reporting. Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that, as of January 2, 2010, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our internal control over financial reporting. Their report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GSI Commerce, Inc.
King of Prussia, Pennsylvania

We have audited the internal control over financial reporting of GSI Commerce, Inc. and subsidiaries (the “Company”) as of January 2, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Silverlign Group, Inc. which was acquired on April 6, 2009, Pepperjam, which was acquired on September 1, 2009 and Retail Convergence, Inc., which was acquired on November 17, 2009, and whose total assets and net revenues constitute 2% and 3%, respectively, of the consolidated financial statement amounts as of and for the fiscal year ended January 2, 2010. Accordingly, our audit did not include the internal control over financial reporting at Silverlign Group, Inc., Pepperjam and Retail Convergence, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended January 2, 2010 of the Company and our report dated March 5, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 5, 2010

ITEM 9B:	OTHER INFORMATION.

On March 3, 2010, the Company’s board of directors approved a new form of indemnification agreement (the “Indemnification Agreement”) for its directors and officers and certain other employees (each, an “Indemnitee”), which will replace the Company’s existing indemnification agreements. The Indemnification Agreement provides for indemnification against liabilities arising out of the Indemnitee’s performance of duties as director, officer or employee. The Indemnification Agreement provides indemnification in addition to the indemnification provided by the Company’s Amended and Restated Articles of Incorporation, Amended and Restated Bylaws and applicable law and indemnifies the Indemnitees for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts actually and reasonably incurred by him in any action or proceeding, including any action by or in the right of the Company arising out of service to the Company or to any other entity to which he provides services at the Company’s request. Further, the Company agrees to advance expenses the Indemnitee may spend as a result of any proceeding as to which the Indemnitee could be indemnified.

The foregoing descriptions of the Indemnification Agreement is a general description only and is qualified in its entirety by reference to the Indemnification Agreement, attached hereto as Exhibit 10.11 and incorporated herein by reference.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information concerning our directors is incorporated by reference to our 2010 Proxy Statement including, but not necessarily limited to, the sections of the 2010 Proxy Statement entitled “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

This information is incorporated by reference to our 2010 Proxy Statement including, but not necessarily limited to, the section of the 2010 Proxy Statement entitled “Executive Compensation” and “Certain Relationships and Related Transactions — Compensation Committee Interlocks and Insider Participation.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This information is incorporated by reference to our 2010 Proxy Statement including, but not necessarily limited to, the section of the 2010 Proxy Statement entitled “Beneficial Ownership of Common Stock” and “Executive Compensation.”

Equity Compensation Plan Information as of the End of Fiscal 2009

The following table sets forth information regarding our existing equity compensation plans as of the end of fiscal 2009.

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued	Weighted-Average	Future Issuance Under
	upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Listed in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by stockholders(1)	7,533,335	$9.90	1,493,835
Equity compensation plans not approved by stockholders	—	$—	—

Total	7,533,335	$9.90	1,493,835

(1)	These plans are the 1996 Equity Incentive Plan and the 2005 Equity Incentive Plan (the “Plans”). The 2005 Equity Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, stock purchase awards, stock bonus awards, stock unit awards, restricted stock awards and other forms of equity compensation. We have issued stock options, restricted stock units and restricted stock awards under these Plans. These stock options generally expire 10 years from the date of grant. The stock options, restricted stock units and restricted stock awards generally vest over four years, although some restricted stock units and restricted stock awards vest in less than four years. Upon the occurrence of a change in control, certain awards will immediately become exercisable in full. The weighted average exercise price in the table above does not take these restricted stock units and restricted stock awards into account. No future awards will be granted pursuant to the 1996 Equity Incentive Plan.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information is incorporated by reference to our 2010 Proxy Statement including, but not necessarily limited to, the section of the 2010 Proxy Statement entitled “Certain Relationships and Related Transactions” and “Board, Committees and Attendance at Meetings of the Board and Committees.”

ITEM 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES.

This information is incorporated by reference to our 2010 Proxy Statement including, but not necessarily limited to, the section of the 2010 Proxy Statement entitled “Independent Registered Public Accounting Firm Fees.”

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	1. CONSOLIDATED FINANCIAL STATEMENTS

2.	FINANCIAL STATEMENT SCHEDULE

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to
	Beginning	Costs and		Balance at
	of Year	Expenses	Deductions*	End of Year
	(In thousands)

Allowance for Doubtful Accounts:
Fiscal Year 2007	$1,078	$3,341	$(2,586)	$1,833
Fiscal Year 2008	$1,833	$5,475	$(4,561)	$2,747
Fiscal Year 2009	$2,747	$6,477	$(4,576)	$4,648

*	Deductions include write-offs

	Balance at	Charged	Charged
	Beginning	(Credited) to	(Credited) to	Balance at
	of Year	Expense	Goodwill	End of Year
	(In thousands)

Valuation Allowance for Deferred Tax Assets:
Fiscal Year 2007	$115,381	$(1,846)	$7,882	$121,417
Fiscal Year 2008	$121,417	$2,463	$(389)	$123,491
Fiscal Year 2009	$123,491	$3,122	$31,347	$157,960

All other schedules have been omitted since the required information is included in the financial statements or the notes thereto or is not applicable or required.

3.	EXHIBITS

Exhibit
Number		Description

2.1		Agreement and Plan of Merger, dated as of October 27, 2009, by and among GSI Commerce, Inc, Cola Acquisition Corporation, Retail Convergence, Inc., certain principal stockholders of Retail Convergence, Inc. and William J. Fitzgerald (as Stockholders’ Representative). The schedules and exhibits to the merger agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. GSI agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedule or exhibit. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K/A filed on November 17, 2009 and incorporated herein by reference)†
3.1		Amended and Restated Certificate of Incorporation of Global Sports, Inc. (filed as Appendix B to GSI Commerce, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 27, 2001 and incorporated herein by reference)
3.2		Certificate of Amendment to Amended and Restated Certificate of Incorporation of Global Sports, Inc. (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 and incorporated herein by reference)
3.3		Amended and Restated Bylaws of GSI Commerce, Inc. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on March 16, 2009 and incorporated herein by reference)
3.4		Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on April 3, 2006 and incorporated herein by reference)
4.1		Specimen Common Stock Certificate (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the Quarter ended June 29, 2002 and incorporated herein by reference)
4.2		Registration Rights Agreement, dated July 31, 1995, by and between Global Sports, Inc. and MR Acquisitions, Inc. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on July 31, 1995 and incorporated herein by reference)
4.3		Registration Rights Agreement dated as of November 17, 2009 between GSI Commerce, Inc. and the holders named therein (filed with GSI Commerce, Inc.’s Registration Statement on Form S-3 dated November 18, 2009 and incorporated herein by reference)
4.4		Rights Agreement, dated as of April 3, 2006, between GSI Commerce, Inc. and American Stock Transfer & Trust Company, as Rights Agent, including all exhibits thereto (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on April 3, 2006 and incorporated herein by reference)
4.5		Indenture dated as of June 1, 2005 by and between GSI Commerce, Inc. and JPMorgan Chase Bank, N.A. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K dated June 1, 2005 and incorporated herein by reference)
4.6		Form of 3% Convertible Note due 2025 (filed as Exhibit A to Exhibit 4.1 of GSI Commerce, Inc.’s Current Report on Form 8-K dated June 1, 2005 and incorporated herein by reference)
4.7		Indenture dated as of July 2, 2007 between the Company and The Bank of New York, as trustee (filed with GSI Commerce, Inc.’s Current Report on Form 8-K dated July 5, 2007 and incorporated herein by reference)
4.8		Form of 2.50% Convertible Senior Note due 2027 (filed with GSI Commerce, Inc.’s Current Report on Form 8-K dated July 5, 2007 and incorporated herein by reference)
4.9		Senior Indenture of GSI Commerce, Inc. with The Bank of New York Mellon, as trustee (filed with GSI Commerce, Inc.’s Registration Statement on Form S-3 dated November 18, 2009 and incorporated herein by reference)
4.10		Subordinated Indenture of GSI Commerce, Inc. with The Bank of New York Mellon, as trustee (filed with GSI Commerce, Inc.’s Registration Statement on Form S-3 dated November 18, 2009 and incorporated herein by reference)
10	.1+	GSI Commerce, Inc.’s 1996 Equity Incentive Plan, amended and restated as of March 5, 2008 (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 and incorporated herein by reference)

Exhibit
Number		Description

10	.2+	GSI Commerce, Inc.’s 2005 Equity Incentive Plan as amended (filed as Appendix A to GSI Commerce, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the Securities Exchange Commission on April 25, 2008 and incorporated herein by reference)
10	.3+	Form of Restricted Stock Unit Grant Notice (Basic) Under the GSI Commerce, Inc. 2005 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K filed on March 16, 2009 and incorporated herein by reference)
10	.4+	Form of Restricted Stock Unit Grant Notice Issued to Directors Under the 2005 Equity Incentive Plan (Annual Award) (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K filed on March 16, 2009 and incorporated herein by reference)
10	.5+	Form of Restricted Stock Unit Grant Notice Issued to Directors Under the 2005 Equity Incentive Plan (Initial Election Award) (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K filed on March 16, 2009 and incorporated herein by reference)
10	.6+	Stock Option Grant Notice (Basic) Under the 2005 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K filed on March 15, 2006 and incorporated herein by reference)
10	.7+	Stock Option Grant Notice (Alternate) Under the 2005 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K filed on March 15, 2006 and incorporated herein by reference)
10	.8+	GSI Commerce, Inc. Leadership Team Incentive Plan (filed as from Appendix B to GSI Commerce, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the Securities Exchange Commission on April 25, 2008 and incorporated herein by reference)
10	.9+	Leadership Team Deferral Plan, as amended and restated effective March 5, 2008 (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 and incorporated herein by reference)
10	.10+	Form of Change in Control Agreement (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on August 7, 2006 and incorporated herein by reference)
10	.11+	Form of Indemnification Agreement
10	.12+	Employment Agreement, dated August 23, 2006, by and between GSI Commerce, Inc. and Michael G. Rubin (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on August 29, 2006 and incorporated herein by reference)
10	.13+	Amendment 2008-1 to the Employment Agreement between GSI Commerce, Inc. and Michael G. Rubin, dated as of December 30, 2008 (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K filed on March 16, 2009 and incorporated herein by reference)
10	.14+	Michael Rubin Form of PRSU Agreement (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2009 and incorporated herein by reference)
10	.15+	Michael Rubin Form of Restricted Stock Unit Agreement (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K filed on March 16, 2009 and incorporated herein by reference)
10	.16+	Offer Letter, dated January 31, 2005, between GSI Commerce, Inc. and Stephen J. Gold (filed with GSI Commerce, Inc.’s Current Report on Form 8-K on February 2, 2005 and incorporated herein by reference)
10	.17+	Amendment, dated July 31, 2009, to Offer Letter, dated January 31, 2005, between GSI Commerce, Inc. and Stephen J. Gold (filed with GSI Commerce, Inc.’s Current Report on Form 8-K on August 6, 2009 and incorporated herein by reference)
10	.18+	Offer Letter, dated March 26, 2007, between GSI Commerce, Inc. and Scott Hardy (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 and incorporated herein by reference)
10.19		Promissory Note from 935 HQ Associates, LLC to CIBC Inc. dated June 9, 2004 (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004 and incorporated herein by reference)
10.20		Mortgage, Assignment of Leases and Rents and Security Agreement from 935 HQ Associates, LLC in favor of CIBC Inc. dated as of June 9, 2004 (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004 and incorporated herein by reference)

Exhibit
Number	Description

10.21	Credit Agreement, dated as of January 11, 2008, by and among GSI Commerce Solutions, Inc., the Guarantors named therein, the Lenders named therein, PNC Bank, National Association, as administrative agent, and Bank of America, N.A., as syndication agent (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on January 17, 2008 and incorporated herein by reference)
12.1	Statement Regarding Computation of Ratios of Earnings to Fixed Charges
21.1	List of Subsidiaries
23.1	Consent of Deloitte & Touche LLP
24.1	Power of Attorney, incorporated by reference to the signature page of this Annual Report on Form 10-K
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory plan or arrangement

†	Confidential treatment has been requested for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf on the date indicated by the undersigned thereunto duly authorized.

Date: March 5, 2010

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

Signature	Title(s)	Date

/s/ Michael G. Rubin Michael G. Rubin	Chairman, President and Chief Executive Officer (principal executive officer)	March 5, 2010

/s/ Michael R. Conn Michael R. Conn	Executive Vice President, Finance and Chief Financial Officer (principal financial officer and principal accounting officer)	March 5, 2010

/s/ M. Jeffrey Branman M. Jeffrey Branman	Director	March 5, 2010

/s/ Michael Donahue Michael Donahue	Director	March 5, 2010

/s/ Ronald D. Fisher Ronald D. Fisher	Director	March 5, 2010

/s/ John A. Hunter John A. Hunter	Director	March 5, 2010

Signature	Title(s)	Date

/s/ Mark S. Menell Mark S. Menell	Director	March 5, 2010

/s/ Jeffrey F. Rayport Jeffrey F. Rayport	Director	March 5, 2010

/s/ Lawrence S. Smith Lawrence S. Smith	Director	March 5, 2010

/s/ Andrea M. Weiss Andrea M. Weiss	Director	March 5, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GSI Commerce, Inc.
King of Prussia, Pennsylvania

We have audited the accompanying consolidated balance sheets of GSI Commerce, Inc. and subsidiaries (the “Company”) as of January 2, 2010 and January 3, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 2, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GSI Commerce, Inc. and subsidiaries as of January 2, 2010 and January 3, 2009, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 2, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 2, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 5, 2010

GSI COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 3,	January 2,
	2009	2010
	(In thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$130,315	$228,430
Accounts receivable, net of allowance of $2,747 and $4,648	78,544	70,582
Inventory	42,856	55,678
Deferred tax assets	18,125	12,347
Prepaid expenses and other current assets	11,229	13,187

Total current assets	281,069	380,224
Property and equipment, net	164,833	163,329
Goodwill	194,996	373,003
Intangible assets, net of accumulated amortization of $18,340 and $29,172	46,663	132,875
Long-term deferred tax assets	11,296	—
Other assets, net of accumulated amortization of $16,384 and $17,264	17,168	12,417

Total assets	$716,025	$1,061,848

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$98,100	$126,914
Accrued expenses	116,747	150,173
Deferred revenue	20,397	20,645
Convertible notes	—	55,443
Current portion of long-term debt	4,887	5,260

Total current liabilities	240,131	358,435
Convertible notes	161,951	116,948
Long-term debt	32,609	28,142
Deferred acquisition payments	—	63,763
Deferred tax liabilities	—	8,534
Deferred revenue and other long-term liabilities	6,838	9,686

Total liabilities	441,529	585,508
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding as of January 3, 2009 and January 2, 2010	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 47,630,824 and 60,033,393 shares issued as of January 3, 2009 and January 2, 2010 respectively; 47,630,621 and 60,033,190 shares outstanding as of January 3, 2009 and January 2, 2010, respectively	476	600
Additional paid in capital	430,933	642,852
Accumulated other comprehensive loss	(2,327)	(1,498)
Accumulated deficit	(154,586)	(165,614)

Total stockholders’ equity	274,496	476,340

Total liabilities and stockholders’ equity	$716,025	$1,061,848

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	December 29,	January 3,	January 2,
	2007	2009	2010
	(In thousands, except per share data)

Revenues:
Net revenues from product sales	$512,194	$577,073	$542,249
Service fee revenues	237,763	389,853	461,966

Net revenues	749,957	966,926	1,004,215
Costs and expenses:
Cost of revenues from product sales	356,541	405,254	398,604
Marketing	64,573	70,282	54,831
Account management and operations, inclusive of $3,241 $7,505 and $9,028 of stock-based compensation	177,473	260,325	273,070
Product development, inclusive of $1,749 $4,118 and $5,740 of stock-based compensation	66,032	104,208	120,176
General and administrative, inclusive of $4,052 $7,780 and $9,994 of stock-based compensation	43,682	68,964	82,922
Depreciation and amortization	37,337	68,153	63,395
Changes in fair value of deferred acquisition payments	—	—	951

Total costs and expenses	745,638	977,186	993,949

Income (loss) from operations	4,319	(10,260)	10,266
Other (income) expense:
Interest expense	12,191	18,841	19,430
Interest income	(9,270)	(1,772)	(478)
Other expense	237	1,562	(2)
Loss on sale of marketable securities	5,007	—	—
Impairment of equity investments	—	1,665	—

Total other expense	8,165	20,296	18,950

Loss before income taxes	(3,846)	(30,556)	(8,684)
(Benefit) provision for income taxes	(2,887)	(7,585)	2,344

Net loss	$(959)	$(22,971)	$(11,028)

Loss per share- basic and diluted	$(0.02)	$(0.49)	$(0.21)

Weighted average shares outstanding — basic and diluted	46,433	47,347	51,457

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other
	Common Stock		Paid in	Accumulated	Comprehensive	Comprehensive
	Shares	Dollars	Capital	Deficit	(Loss) Income	Loss	Total
	(In thousands)

Consolidated balance at December 30, 2006	45,879	$458	$366,073	$(130,656)		$(97)	$235,778
Net loss				(959)	(959)		(959)
Net unrealized gain on available- for-sale securities, net of tax					11	11	11
Add: Reclassification adjustment for losses realized in net income					80	80	80
Cumulative translation adjustment, net of tax					(150)	(150)	(150)

Comprehensive income					$(1,018)

Stock-based compensation expense			8,028				8,028
Issuance of convertible notes			26,783				26,783
Issuance of common stock and warrants upon exercise of options	805	8	8,072				8,080
Issuance of stock awards upon vesting	164	2	(2)				—
Share-based awards retained for taxes			(1,288)				(1,288)
Tax benefit in connection with exercise of stock options and awards			4,537				4,537

Consolidated balance at December 29, 2007	46,848	$468	$412,203	$(131,615)		$(156)	$280,900
Net loss				(22,971)	(22,971)		(22,971)
Cumulative translation adjustment, net of tax					(2,171)	(2,171)	(2,171)

Comprehensive loss					$(25,142)

Stock-based compensation expense			18,494				18,494
Issuance of common stock and warrants upon exercise of options	128	1	1,384				1,385
Issuance of stock awards upon vesting	655	7	(7)				—
Share-based awards retained for taxes			(222)				(222)
Tax deficit in connection with exercise of stock options and awards			(919)				(919)

Consolidated balance at January 3, 2009	47,631	$476	$430,933	$(154,586)		$(2,327)	$274,496
Net loss				(11,028)	(11,028)		(11,028)
Cumulative translation adjustment, net of tax					829	829	829

Comprehensive loss					$(10,199)

Stock-based compensation expense			23,749				23,749
Issuance of common stock and warrants upon exercise of options	772	8	5,312				5,320
Issuance of stock awards upon vesting	1,368	14	(14)				—
Share-based awards retained for taxes			(60)				(60)
Tax benefit in connection with exercise of stock options and awards			1,175				1,175
Acquisition consideration	4,798	48	93,897				93,945
Common stock issued in public offering, net of costs	5,464	54	87,860				87,914

Consolidated balance at January 2, 2010	60,033	$600	$642,852	$(165,614)		$(1,498)	$476,340

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	December 29,	January 3,	January 2,
	2007	2009	2010
		(In thousands)

Cash Flows from Operating Activities:
Net loss	$(959)	$(22,971)	$(11,028)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	32,763	54,557	52,633
Amortization	4,574	13,596	10,762
Amortization of discount on convertible notes	6,542	9,462	10,440
Changes in fair value of deferred acquisition payments	—	—	951
Stock-based compensation	9,042	19,403	24,762
Foreign currency transaction losses	—	1,571	14
Loss on sale of marketable securities	5,007	—	—
Impairment of equity investments	—	1,665	—
Loss (gain) on disposal of equipment	34	(354)	(10)
Deferred income taxes	(3,305)	(7,722)	202
Changes in operating assets and liabilities:
Accounts receivable, net	(7,005)	(8,130)	10,010
Inventory	(471)	4,437	7,677
Prepaid expenses and other current assets	(2,265)	2,142	(544)
Other assets, net	739	1,724	2,159
Accounts payable and accrued expenses and other	7,633	23,513	33,967
Deferred revenue	5,805	3,076	(1,771)

Net cash provided by operating activities	58,134	95,969	140,224
Cash Flows from Investing Activities:
Payments for acquisitions of businesses, net of cash acquired	(100,574)	(145,001)	(88,892)
Cash paid for property and equipment, including internal use software	(54,196)	(57,180)	(43,007)
Proceeds from disposition of assets	—	1,500	—
Release of restricted cash escrow funds	—	—	1,052
Cash paid for equity investments	(3,083)	—	—
Purchases of marketable securities	(263,688)	—	—
Sales of marketable securities	371,264	—	—

Net cash used in investing activities	(50,277)	(200,681)	(130,847)
Cash Flows from Financing Activities:
Proceeds from convertible notes	150,000	—	—
Borrowings on revolving credit loan	—	70,000	—
Repayments on revolving credit loan	—	(70,000)	—
Proceeds from sale of common stock	—	—	92,596
Proceeds from capital lease financing	—	7,901	—
Equity issuance costs paid	—	—	(4,728)
Debt issuance costs paid	(5,042)	(561)	—
Repayments of capital lease obligations	(935)	(3,032)	(4,503)
Repayments of mortgage note	(182)	(195)	(184)
Excess tax benefit in connection with exercise of stock options and awards	359	14	92
Proceeds from exercise of common stock options and warrants	8,080	1,385	5,320

Net cash provided by financing activities	152,280	5,512	88,593
Effect of exchange rate changes on cash and cash equivalents	(8)	(1,996)	145

Net increase (decrease) in cash and cash equivalents	160,129	(101,196)	98,115
Cash and cash equivalents, beginning of period	71,382	231,511	130,315

Cash and cash equivalents, end of period	$231,511	$130,315	$228,430

Supplemental Cash Flow Information
Cash paid during the period for interest	$5,622	$9,798	$8,055
Cash paid during the period for income taxes	564	699	3,032
Noncash Investing and Financing Activities:
Accrual for purchases of property and equipment	2,943	3,712	2,363
Equipment financed under capital lease	15,562	2,497	451

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

NOTE 1 —	DESCRIPTION OF BUSINESS

GSI Commerce, Inc. (“GSI” or the “Company”), a Delaware corporation, is a leading provider of e-commerce and interactive marketing services to large businesses that sell products directly to consumers (b2c). The Company has three reportable segments — e-commerce services, interactive marketing services and consumer engagement. Through the Company’s e-commerce services, it delivers customized solutions to its clients through an e-commerce platform, which is comprised of three components: technology, fulfillment and customer care. The Company offers each of the platform’s components on a modular basis, or as part of an integrated, end-to-end solution. Through the Company’s interactive marketing services, it offers comprehensive digital and traditional agency and e-mail marketing services that include brand development and strategic account planning, user experience and creative design, interactive marketing, traditional advertising, media buying, video, marketing content and promotional development, e-mail marketing and distribution, Web store usability, and photography and content development. Through consumer engagement, the Company offers retailers and brands an online platform to sell excess inventory in the private sales channel as well as in the off-price marketplace.

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summarize the Company’s significant accounting policies:

Fiscal Year:  The Company’s fiscal year ends on the Saturday closest to December 31. The fiscal year is named for the calendar year ending on that December 31. Fiscal 2007 and fiscal 2009 each included 52 weeks, and fiscal 2008 included 53 weeks.

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

Fair Values:  The carrying amount of cash and cash equivalents, trade receivables and trade payables approximates their fair values due to their short-term maturity. See Note 3, Fair Value of Financial and Nonfinancial Instruments, for information related to the fair value of the Company’s financial and nonfinancial instruments and items required to be remeasured at fair value on a recurring basis.

Cash and Cash Equivalents:  Cash primarily consists of bank deposits. Cash equivalents primarily consist of money market mutual funds. All investments with an original maturity of three months or less are considered cash equivalents.

Inventory:  Inventory is valued at the lower of cost (determined using the weighted average method) or market. Inherent in this valuation are significant management judgments and estimates, including among others, assessments concerning obsolescence and shrinkage rates. Based upon these judgments and estimates, which are applied consistently from period to period, the Company records a valuation adjustment to adjust the carrying amount of its inventory.

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

Property and Equipment:  Property and equipment are stated at cost, net of accumulated depreciation or amortization. The Company capitalizes costs incurred during the application development stage related to the development of internal-use software and amortizes these costs over the estimated useful life of four years. Depreciation or amortization is provided using the straight-line method over the estimated useful lives of the assets, which are:

•	Three to six years for office equipment;

•	Three to four years for computer hardware and software including internal use software;

•	Seven years for furniture and fulfillment center equipment;

•	The lesser of fifteen years or lease term for leasehold improvements;

•	Fifteen years for building improvements; and

•	Thirty years for buildings.

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

The Company does not amortize goodwill or indefinite-lived intangible assets but performs tests for impairment annually, or when indications of potential impairment exist, utilizing a fair value approach at the reporting unit level. The Company determines fair value using widely accepted valuation techniques, including the income approach which estimates the fair value of its reporting units based on the future discounted cash flows, and the market approach which estimates the fair value of its reporting units based on comparable market prices. In testing for a potential impairment of goodwill, the Company estimates the fair value of its reporting units to which goodwill relates and determines the carrying value (book value) of the assets and liabilities related to those businesses.

In the fourth quarter of fiscal 2009, the Company completed its annual impairment testing of goodwill and indefinite-lived intangible assets and determined there was no impairment.

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

Other Assets, Net:

The following table summarizes our other assets as of:

	January 3,	January 2,
	2009	2010

Equity investments	$5,374	$3,420
Unamortized debt issuance costs	3,835	2,754
Deferred client revenue share charges	3,677	2,247
Deferred compensation	991	1,396
Other	3,291	2,600

Total other assets, net	$17,168	$12,417

The Company’s equity investments represent cost method investments in private companies. Unamortized debt issuance costs are primarily attributable to the Company’s July 2007 offering of $150,000 aggregate subordinated convertible notes, and is amortized using the effective interest method over a weighted average remaining amortization period of 4.5 years into interest expense. Deferred client revenue share charges are being amortized on a straight-line basis over the remaining term of the related contracts. In the first quarter of fiscal 2009, the Company expensed approximately $1,300 of deferred acquisition costs related to a terminated agreement.

Accrued Expenses:  Accrued expenses include $62,705 of amounts payable to the Company’s clients and accrued payroll of $25,617 as of the end of fiscal 2009. No other individual balance was greater than 5% of total current liabilities as of January 2, 2010.

Accrued expenses include $55,573 of amounts payable to the Company’s clients, accrued payroll of $15,931, and marketing accruals of $12,368 as of the end of fiscal 2008. No other individual balance was greater than 5% of total current liabilities as of January 3, 2009.

Deferred Acquisition Payments:  Deferred acquisition payments consist of the Company’s estimate of the fair value of future acquisition payments. The Company determines the fair value of the deferred acquisition payments by utilizing discounted cash flow models that incorporate several different assumptions of future performance. The liability is accreted up to the estimated payment amount over the earnout period using a risk-adjusted discount rate with a corresponding charge recorded to changes in fair value of deferred acquisition payments on the Consolidated Statements of Operations. In addition to accreting up the liability based on the passage of time, the fair value of deferred acquisition payments is also assessed for changes at each reporting period with any changes recorded as an increase or decrease to changes in fair value of deferred acquisition payments on the Consolidated Statements of Operations.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

As of January 2, 2010, the Company’s fair value of deferred acquisition payments was $63,763. The Company’s accretion of the liability to fair value was $951 in fiscal 2009 and was recorded to changes in fair value of deferred acquisition payments on the Consolidated Statements of Operations.

Revenue Recognition:  The Company recognizes revenues when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectability is reasonably assured.

For the Company’s fulfillment and drop-shipping services, when the Company is the primary obligor in a transaction, has general inventory risk, has established the selling price, has discretion in supplier selection and has credit risk, or have several but not all of these indicators, it records revenue on a gross basis as a principal and records these revenues as revenues from product sales. When the Company does not have several or all of these factors, it records the commission or fee retained as service fee revenue. Revenue generated from the Company’s customer care, interactive marketing and technology services are also recorded as service fees.

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

Net Revenues from Product Sales:  The Company recognizes revenue from product sales, which includes shipping revenue and excludes sales tax, for all Web stores that it provides fulfillment services, net of estimated returns based on historical experience and current trends. The Company recognizes revenue when title and risk of ownership passes to the consumer either upon shipment of products to customers or upon receipt of products to customers based on the terms and conditions. The majority of product sales are shipped from the Company’s fulfillment centers. The Company also relies upon certain vendors to ship products directly to customers on its behalf. The Company acts as principal in these transactions, as orders are initiated directly through the e-commerce businesses that it operates, because the Company has inventory risk, establishes selling prices, takes title to the goods at the shipping point and has the economic risk related to collection, customer care and returns.

The Company pays a percentage of the revenues generated from product sales through the e-commerce businesses that it operates to its respective clients in exchange for the rights to use their brand names and the promotions and advertising that its clients agree to provide. The Company refers to these payments as client revenue share expenses. The Company has considered the revenue reduction accounting provisions, and believes that the payment of client revenue share expense to its clients should not result in any reduction of revenues. The Company purchases merchandise from its vendors, at its discretion, and is responsible for paying those vendors. The amounts purchased and the prices paid to the Company’s vendors are not in any way impacted by the revenue share provisions of its agreements with its clients. Accordingly, the Company’s clients and its vendors are not linked in the distribution chain and it believes that the provisions of this standard do not apply.

Service Fee Revenues:  Services fees are generated based on a client’s use of one or more of the Company’s e-commerce platform components or elements of those components, which include technology, fulfillment and customer care. Service fees are also generated from professional, technology and interactive marketing services. Service fees can be fixed or variable and are based on the activity performed, the value of merchandise sold, or the gross profit from a transaction. For transactions in which the Company is deemed to be the agent, rather than the principal, the Company records service fee revenue based on the net fee retained.

The Company does not specifically record “cost of service fee revenues” as these costs are incurred by its service fee-based clients rather than by the Company. Operating expenses relating to service fee revenues consist primarily of personnel and other costs associated with the Company’s engineering, production and creative departments which are included in product development expense, as well as fulfillment costs and personnel and

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

other costs associated with its marketing and customer care departments which are included in account management and operations on the Consolidated Statements of Operations.

For Web stores for which the Company owns the inventory and records revenue as product sales in its e-commerce and consumer engagement segments, the Company sells gift cards to its customers through its clients’ Web stores and through selected third parties. The Company recognizes income from gift cards when: (i) the gift card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote and the Company determines that it does not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions (“gift card breakage”). Based on historical redemption patterns, the likelihood of a gift card remaining unredeemed can be determined 24 months after the gift card is issued. At that time, the Company recognizes breakage income for those cards for which the likelihood of redemption is deemed to be remote and the Company does not have a legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdiction. Gift card breakage income is included in service fee revenues in the Company’s Consolidated Statements of Operations.

Fiscal 2008 was the first year in which the Company obtained sufficient historical redemption data for its gift card program to make a reasonable estimate of the ultimate redemption patterns and breakage rates and began recognizing gift card breakage income. In fiscal 2009, the Company recognized $2,314 of gift card breakage income. In fiscal 2008, the Company recognized $2,974 of gift card breakage income, of which $1,649 would have been recorded prior to fiscal 2008 had the Company began recognizing gift card breakage income prior to fiscal 2008.

The Company’s deferred revenue consists of unredeemed sales of gift cards, as well as payments received for service fees in advance of the delivery of the Company’s service obligation. For service fees received in advance, revenue is recognized either over the service period or upon completion of the Company’s obligation.

Cost of Revenues from Product Sales:  Cost of revenues from product sales include the cost of products sold and inbound freight related to these products, as well as outbound shipping and handling costs, other than those related to promotional free shipping and subsidized shipping and handling which are included in marketing expense in the Consolidated Statements of Operations. The Company does not record cost of service fee revenue because the Company is deemed to be an agent, rather than the principal.

Costs of revenues from product sales consist primarily of direct costs associated with (i) products we sell through our clients Web stores, (ii) products we sell through the Web stores in our consumer engagement segment, and (iii) our shipping charges for all Web stores for which we provide fulfillment services. Costs of revenues from product sales were attributable to our e-commerce services and consumer engagement segments.

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

Marketing:  Marketing expenses include client revenue share charges, net advertising and promotional expenses incurred by the Company in operating its clients’ e-commerce businesses and its consumer engagement Web stores, subsidized shipping and handling costs and catalog costs.

Client revenue share charges are payments made to the Company’s clients in exchange for the use of their brand names, logos, the promotion of its clients’ URLs, Web stores and toll-free telephone numbers in clients’

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

marketing and communications materials, the implementation of programs to provide incentives to consumers to shop through the e-commerce businesses that the Company operates for its clients and other programs and services provided to the consumers of the e-commerce businesses that the Company operates for its clients, net of amounts reimbursed to the Company by its clients. Client revenue share is calculated as either a percentage of product sales or a guaranteed annual amount. Client revenue share charges were $34,233 for fiscal 2009, $41,796 for fiscal 2008 and $35,297 for fiscal 2007.

The Company expenses the cost of advertising, which includes online marketing fees, media, agency and production expenses. Advertising production costs are expensed the first time the advertisement runs. Online marketing fees and media (television, radio and print) placement costs are expensed in the month the advertising appears. Agency fees are expensed as incurred. Advertising and promotional expenses are recorded net of amounts reimbursed to the Company by its clients. Advertising costs were $15,684 for fiscal 2009, $19,750 for fiscal 2008 and $19,285 for fiscal 2007.

The Company defines shipping and handling costs as only those costs incurred for a third-party shipper to transport products to consumers and these costs are included in cost of revenues from product sales to the extent the costs are less than or equal to shipping revenue. In some instances, shipping and handling costs exceed shipping charges to the consumer and are subsidized by the Company. Additionally, the Company selectively offers promotional free shipping whereby it ships merchandise to consumers free of all shipping and handling charges. The cost of promotional, free, and subsidized shipping and handling was $0 for fiscal 2009, $4,009 for fiscal 2008 and $5,908 for fiscal 2007.

Catalog costs consist primarily of creative design, paper, printing, postage and mailing costs, which are capitalized and amortized over the expected future revenue stream, which is generally a period not exceeding six months. The Company amortizes capitalized advertising costs per the ratio of actual revenues to the total of actual and estimated future revenues on an individual catalog basis. Deferred catalog costs included in prepaid expenses and other current assets were $692 as of January 2, 2010 and $613 as of January 3, 2009. Catalog costs were $5,470 for fiscal 2009, $5,222 for fiscal 2008 and $4,263 for fiscal 2007.

Account Management and Operations:  Account management and operations expenses include fulfillment costs, customer care costs, credit card fees, and payroll related to the buying, business management and marketing functions of the Company.

The Company defines fulfillment costs as personnel, occupancy and other costs associated with its fulfillment centers, personnel and other costs associated with its logistical support and vendor operations departments and third-party warehouse and fulfillment services costs. Fulfillment costs were $92,663 for fiscal 2009, $100,131 for fiscal 2008 and $72,624 for fiscal 2007.

Product Development:  Product development expenses consist primarily of expenses associated with planning, maintaining and operating the technology platform on which the Company operates e-commerce businesses, and payroll and related expenses for the Company’s engineering, production, creative and management information systems departments. Cost incurred to develop internal-use software is capitalized during the application development stage. Costs incurred relating to planning and training or maintenance of internal-use software is expensed as incurred.

General and Administrative:  General and administrative expenses consist primarily of payroll and related expenses for executive, finance, human resources, legal, sales and administrative personnel, as well as bad debt expense and occupancy costs for the Company’s headquarters and other offices.

Foreign Currency Translation and Transactions:  The functional currency of the Company’s foreign operations is the applicable local currency. The functional currency is translated into U.S. dollars for balance sheet accounts using current exchange rates in effect as of the balance sheet date and for revenue and expense accounts

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

using a weighted-average exchange rate during the period. The translation adjustments are recorded as a separate component of stockholders’ equity, captioned accumulated other comprehensive loss in the Consolidated Balance Sheets. Cumulative translation adjustments included in accumulated other comprehensive loss in the Consolidated Balance Sheets were $1,498 as of January 2, 2010 and $2,327 as of January 3, 2009. Losses resulting from transactions denominated in currencies other than the functional currencies were $14 for fiscal 2009, $1,571 for fiscal 2008 and $329 for fiscal 2007, and are included in other expense, net on the Consolidated Statements of Operations.

Stock-Based Compensation:  The Company measures compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period during which awards are expected to vest. The fair value of restricted stock awards and restricted stock units is determined based on the number of shares granted and the quoted price of the Company’s common stock and the fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense on a straight-line basis over the requisite service period, net of estimated forfeitures. The estimation of the number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. During each of fiscal 2009, fiscal 2008 and fiscal 2007, the Company recalculated its projected forfeiture rate as it applies to stock-based compensation based on historical data. For fiscal 2009, the impact of the change in estimate for the change in forfeiture rate increased costs and expenses and increased net loss by $512, which increased both basic and diluted loss per share by $0.01. For fiscal 2008 the impact of the change in estimate for the change in forfeiture rate increased costs and expenses and increased net loss by $784, which increased both basic and diluted loss per share by $0.02. For fiscal 2007 the impact of the change in estimate for the change in forfeiture rate increased costs and expenses and decreased net income by $495, which decreased both basic and diluted earnings per share by $0.01.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is “more likely than not” that the position is sustainable upon examination, including resolutions of any related appeals or litigation processes, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. The liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash within 12 months of the reporting date. The Company records any estimated interest or penalties

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

from the uncertain tax position as income tax expense. The Company adopted this standard effective December 31, 2006, the first day of its fiscal 2007. As a result of the implementation, the Company recognized no increase in the liability for unrecognized tax benefits.

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

Effective Date for
Subject	Date Issued	Summary	Effect of Adoption	the Company

Disclosures about Derivative Instruments and Hedging Activities	March 2008	Requires companies with derivative instruments to disclose how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under accounting standards for “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company’s financial statements.	No material impact.	January 4, 2009
Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)	May 2008	Changes the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. Requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The Company’s $207,500 principal amount of subordinated convertible notes are subject to the provisions of these standards because under the notes the Company has the ability to elect cash settlement of the conversion value of the notes. The provisions require retrospective application.	The Company retrospecively applied this standard to all periods presented. See the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on August 4, 2009 for the impact of this standard on the Company’s previously reported financial statements.	January 4, 2009
Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock	June 2008	Provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception under accounting standards of “Accounting for Derivative Instruments and Hedging Activities.”	No material impact.	January 4, 2009
Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities	June 2008	Requires that unvested stock-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) should be classified as participating securities and should be included in the computation of earnings per share pursuant to the two-class method as described in accounting standards for “Earnings Per Share.”	No material impact.	January 4, 2009
Interim Disclosures about Fair Value of Financial Instruments	April 2009	Requires companies to disclose in interim financial statements the fair value of financial instruments within the scope of accounting standards for “Disclosures About Fair Value of Financial Instruments.” Also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments.	No material impact.	July 4, 2009
Subsequent Events	May 2009, Amended February 2010	Sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.	No material impact.	July 4, 2009

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

Effective Date for
Subject	Date Issued	Summary	Effect of Adoption	the Company

The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles	June 2009	Identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission under federal securities laws are also sources of authoritative GAAP for SEC registrants.	No material impact.	July 5, 2009
Multiple Element Arrangements	October 2009	Removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. Replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under accounting standards for “Fair Value Measurements.” Provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements.	The Company does not expect the adoption of this statement to have a material on its consolidated financial statements	January 2, 2011, with early adoption permitted. The Company has chosen to prospectively adopt this standard as of January 3, 2010

NOTE 3 —	FAIR VALUE OF FINANCIAL AND NONFINANCIAL INSTRUMENTS

Fair value is measured as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor.

Assets and liabilities measured at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

The Company’s financial and nonfinancial assets and liabilities subject to fair value measurements on a recurring basis are as follows:

Fair Value Measurements on January 3, 2009
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Assets
Cash and cash equivalents:(1)
Money market mutual funds	$97,849	$—	$—

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

(1)	Cash and cash equivalents total $130,315 as of January 3, 2009, and are comprised of $97,849 of money market mutual funds and $32,466 of bank deposits.

	Fair Value Measurements on January 2, 2010
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Assets
Cash and cash equivalents:(1)
Money market mutual funds	$13,606	$—	$—
Liabilities
Deferred acquisition payments(2)	$—	$—	$60,963

(1)	Cash and cash equivalents totaled $228,430 as of January 2, 2010, and were comprised of $13,606 of money market mutual funds and $214,824 of bank deposits.

(2)	Deferred acquisition payments represent the fair value of estimated acquisition payments that are contingent upon RCI achieving specified minimum earnings thresholds over one or more years. The Company utilized a discounted cash flow model that incorporated several different assumptions of future performance and a discount rate of 13.6% to determine fair value. The Company accreted $951 of its deferred acquisition payments from the acquisition date of Retail Convergence, Inc. (“RCI”) through the end of fiscal 2009, and the corresponding charge was recorded to changes in fair value of deferred acquisition payments on the Consolidated Statements of Operations.

The Company’s financial assets subject to fair value measurements on a nonrecurring basis are as follows:

Fair Value Measurements on January 3, 2009
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Assets
Other assets:
Equity investments	$—	$—	$1,418

For fiscal 2008, the Company recognized an other than temporary impairment loss of $1,665 which reduced the carrying value of one of its equity investments from $3,083 to its estimated fair value of $1,418. Fair value was determined using Level 3 unobservable inputs including the use of discounted cash flow models.

There were no nonrecurring fair value measurements in fiscal 2009.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

NOTE 4 —	PROPERTY AND EQUIPMENT

The major classes of property and equipment, at cost, as of January 3, 2009 and January 2, 2010 were as follows:

	January 3,	January 2,
	2009	2010

Computer hardware and software	$190,957	$231,954
Building and building improvements	44,721	44,822
Furniture, warehouse and office equipment, and other	40,423	45,722
Land	7,889	7,889
Leasehold improvements	4,592	8,847
Capitalized leases	28,141	29,132
Construction in progress	1,497	—

	318,220	368,366
Less: Accumulated depreciation	(153,387)	(205,037)

Property and equipment, net	$164,833	$163,329

The Company’s net book value in capital leases, which consist of warehouse equipment and computer hardware, was $18,500 as of January 2, 2010, and $22,595 as of January 3, 2009. Amortization of capital leases is included within depreciation and amortization expense on the Consolidated Statements of Operations. Interest expense recorded on capital leases was $1,470 for fiscal 2009, $1,375 for fiscal 2008 and $711 for fiscal 2007.

NOTE 5 —	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill for each of the Company’s reportable segments:

		Interactive
	E-Commerce	Marketing	Consumer
	Services	Services	Engagement	Consolidated

January 3, 2009	$82,758	$112,238	$—	$194,996
Acquisitions(1)	—	4,787	172,888	177,675
Foreign currency translation	332	—	—	332

January 2, 2010	$83,090	$117,025	$172,888	$373,003

(1)	In April 2009, the Company completed the acquisition of Silverlign Group Inc., and the allocation of the purchase price over the fair value of the tangible and intangible assets acquired resulted in $3,162 of goodwill. In September 2009, the Company completed the acquisition of Pepperjam, and the allocation of the purchase price over the fair value of the tangible and intangible assets acquired resulted in $1,625 of goodwill. In November 2009, the Company completed the acquisition of RCI, and the allocation of the purchase price over the fair value of the tangible and intangible assets acquired resulted in $172,888 of goodwill.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

The Company’s intangible assets were as follows:

			Weighted-
	January 3,	January 2,	Average
	2009	2010	Life

Gross carrying value of intangible assets subject to amortization:
Customer contracts	$38,773	$41,190	2.4
Member relationships	—	22,200	2.6
Supplier relationships	—	11,186	3.4
Non-compete agreements	3,838	4,079	3.0
Purchased technology	4,493	4,805	4.0
Trade names	470	840	1.5
Foreign currency translation	(691)	(482)

	46,883	83,818	2.7
Accumulated amortization:
Customer contracts	(15,302)	(22,907)
Member relationships	—	(489)
Supplier relationships	—	—
Non-compete agreements	(1,599)	(2,888)
Purchased technology	(1,152)	(2,428)
Trade names	(470)	(532)
Foreign currency translation	183	72

	(18,340)	(29,172)
Net carrying value:
Customer contracts	23,471	18,283
Member relationships	—	21,711
Supplier relationships	—	11,186
Non-compete agreements	2,239	1,191
Purchased technology	3,341	2,377
Trade names	—	308
Foreign currency translation	(508)	(410)

Total intangible assets subject to amortization, net	28,543	54,646
Indefinite life intangible assets:
Trade names	18,120	78,229

Total intangible assets	$46,663	$132,875

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

Amortization expense of intangible assets was $10,722 for fiscal 2009, $13,553 for fiscal 2008 and $4,531 for fiscal 2007. Estimated future amortization expense related to intangible assets as of January 2, 2010, is as follows:

Fiscal 2010	$16,118
Fiscal 2011	14,283
Fiscal 2012	10,105
Fiscal 2013	7,715
Fiscal 2014	6,425

$54,646

NOTE 6 —	ACQUISITIONS

The Company accounts for acquisitions using the acquisition method of accounting. Under the acquisition method, assets acquired and liabilities assumed from acquisitions are recorded at their fair values as of the acquisition date. Any excess of the purchase price over the fair values of the net assets acquired are recorded as goodwill. The Company’s purchased intangible assets and goodwill are not deductible for tax purposes. However, acquisition method accounting allows for the establishment of deferred tax liabilities on purchased intangible assets, other than goodwill.

Retail Convergence

On November 17, 2009, the Company completed the acquisition of 100% of the outstanding common stock of RCI pursuant to the terms of an Agreement and Plan of Merger dated October 27, 2009. RCI operates RueLaLa.com, a provider of online private sales and SmartBargains.com, an off-price e-commerce marketplace. The Company believes the acquisition will allow the Company to enter the private sale and off-price e-commerce marketplace markets and broaden its e-commerce solution offerings.

As consideration for the acquisition of RCI, the Company paid cash of $92,133 and issued 4,572 shares of the Company’s common stock valued at $93,945 based on the closing share price on the acquisition date. In addition, the Company is obligated to pay additional payments of up to $170,000 over a three year period beginning with RCI fiscal year 2010 contingent on RCI’s achievement of certain financial performance targets, of which the Company has the ability to pay up to $44,100 with shares of the Company’s common stock. To reach the maximum earnout, RCI will need to achieve earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $51,900 in fiscal year 2012, excluding compensation expense on the earnout payment and certain other adjustments as defined in the RCI merger agreement. A maximum of $46,200 of the earnout will be paid to RCI employees based on performance conditions, which will be treated as compensation expense. The remaining $123,800 of the earnout will be accounted for as additional acquisition consideration. On the acquisition date, the Company recorded a liability of $60,012 which represents the fair value of the portion of the earnout that will be accounted for as additional acquisition consideration. Any adjustment to the fair value of the Company’s estimate of the earnout payment will impact changes in fair value of deferred acquisition payments on the Company’s Consolidated Statements of Operations and could have a material impact to its financial results.

Additionally, the Company incurred approximately $2,100 in transaction costs directly related to the acquisition that were expensed in fiscal 2009. RCI’s results of operations are included on the Company’s Consolidated Statement of Operations beginning on November 17, 2009, and the Company generated $26,347 of net revenues and incurred a net loss of $3,022 in fiscal 2009.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

The table below summarizes the fair values of the RCI assets and acquired liabilities assumed based on the total consideration at acquisition of $246,090 which represents $92,133 of cash, $93,945 of common stock issued, and $60,012 of deferred acquisition payments. The following table also includes cash acquired of $8,841 as of the acquisition date:

Total current assets	$31,129
Propery, plant and equipment	8,031
Goodwill	172,888
Identifiable intangible assets:
Trade name	59,569
Member relationships	22,200
Supplier relationships	11,186
Non-compete agreements	241

Total assets acquired	305,244
Total current liabilities	(29,718)
Long-term deferred tax liabilities and other	(29,436)

Total liabilities assumed	(59,154)
Total consideration	246,090

Liability arising from contingent consideration	(60,012)

Consideration paid at acquisition date	$186,078

e-Dialog, Inc.

On February 13, 2008, the Company completed the acquisition of e-Dialog, Inc. (“e-Dialog”) pursuant to the terms of an Agreement and Plan of Merger dated January 23, 2008. e-Dialog is a provider of advanced e-mail marketing services and solutions to more than 100 companies in the U.S. and Europe. The Company believes the acquisition will expand the breadth and depth of its interactive marketing services capabilities, its reach into existing and new vertical markets, and its growing European presence. The Company also believes that e-Dialog will benefit from the Company’s large scale and market-leading position in e-commerce and multichannel services. As consideration for the acquisition of e-Dialog, the Company paid $148,363 in cash. In connection with the acquisition, the Company issued 568 restricted stock units and restricted stock awards with an aggregate value of approximately $9,300 to employees of e-Dialog based on the market price of the Company’s stock on the grant date. Recipients are required to remain employed for specified periods of time subsequent to the acquisition in order for the stock units to vest. The $9,300 will be recognized as stock-based compensation cost, net of estimated forfeitures, over the required service period.

The total purchase price was $150,066, including acquisition-related transaction costs of $1,703. Acquisition-related transaction costs include advisory, legal and other external costs directly related to the merger. e-Dialog’s results of operations are included in the Company’s Consolidated Statement of Operations beginning on February 13, 2008.

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

Accretive Commerce, Inc.

On September 10, 2007, the Company completed the acquisition of Accretive Commerce, Inc. (“Accretive”) pursuant to the terms of an Agreement and Plan of Merger dated August 16, 2007 (“Accretive Agreement”). Accretive is an e-commerce solutions provider that offers e-commerce technology, customer care and fulfillment solutions as well as related services. The Company believes the acquisition of Accretive strengthens its position in the e-commerce industry and enhances stockholder value by expanding its infrastructure and expanding its client base. As consideration for the acquisition of Accretive, the Company paid approximately $98,200 in cash.

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

Unaudited Pro Forma Financial Information

The financial information in the table below summarizes the combined results of operations of the Company, RCI and e-Dialog on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had actually taken place at the beginning of each of the periods presented and is not intended to be a projection of future results or trends. The pro forma financial information for all periods presented includes pro forma adjustments, net of any applicable tax for a reduction to interest income on the Company’s cash and cash equivalents used to fund the acquisition.

	Fiscal Year Ended
	January 3,	January 2,
	2009	2010

Net revenues	$1,054,843	$1,103,978
Net loss	$(44,400)	$(24,433)

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

NOTE 7 —	LONG-TERM DEBT AND CREDIT FACILITY

The following table summarizes the Company’s long-term debt as of:

	January 3,	January 2,
	2009	2010

Convertible notes	$161,951	$172,391
Notes payable(1)	12,663	12,479
Capital lease obligations	24,833	20,923

Total debt	199,447	205,793
Less: Current portion of convertible notes	—	(55,443)
Less: Current portion of notes payable	(184)	(195)
Less: Current portion of capital lease obligations	(4,703)	(5,065)

Total long-term debt	$194,560	$145,090

(1)	The estimated fair market value of the notes payable approximated their carrying value as of January 3, 2009 and January 2, 2010.

In May 2008, the FASB issued accounting standards which require the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The Company’s $207,500 principal amounts of subordinated convertible notes are subject to the provisions of these standards because the Company has the ability to elect cash settlement of the conversion value of the notes. The liability component of the notes is determined based on the present value of the notes using the Company’s nonconvertible debt borrowing rate on the issuance date. In order to determine the fair value of the debt portion and equity portion of the Company’s convertible notes, the Company used a market approach to determine the market rate for comparable transactions had the Company issued nonconvertible debt with similar embedded features other than the conversion feature by using prices and other relevant information generated by market transactions at or near the issuance date of its convertible notes. The equity component is the difference between the proceeds from the issuance of the note and the fair value of the liability component. The resulting debt discount, equal to the excess of the principal amount of the liability over its carrying amount, is amortized to interest expense using the effective interest method over the expected life of the debt. The Company adopted these standards on January 4, 2009, and applied it retrospectively to all prior periods presented.

3% Convertible Notes due 2025

In fiscal 2005, the Company completed a public offering of $57,500 aggregate principal amount of 3% subordinated convertible notes due June 1, 2025. The notes bear interest at 3%, payable semi-annually on June 1 and December 1.

Holders may convert the notes into shares of the Company’s common stock (or cash or a combination of the Company’s common stock and cash, if the Company so elects) at a conversion rate of 56.1545 shares per $1,000 principal amount of notes (representing a conversion price of approximately $17.81 per share). At any time on or after June 6, 2010, the Company may redeem any of the notes for cash at a redemption price of 100% of their principal amount, plus accrued and unpaid interest, if any, up to but excluding the redemption date. Holders may require the Company to repurchase the notes at a repurchase price equal to 100% of their principal amount plus accrued and unpaid interest, if any, on June 1 of 2010, 2015 and 2020, or at any time prior to maturity upon the occurrence of a designated event. Based on the Company’s closing stock price of $25.39 on January 2, 2010, the if-converted value of the notes exceeds the aggregate principal amount of the notes by $24,475.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

The following table provides additional information about the Company’s 3% convertible notes:

	As of	As of
	January 3,	January 2,
	2009	2010

Carrying amount of the equity component	$18,187	$18,187
Principal amount of the liability component	$57,500	$57,500
Unamortized discount of liability component	$6,574	$2,057
Net carrying amount of liability component	$50,926	$55,443
Remaining amortization period of discount		5 months
Effective interest rate on liability component		12.00%

The following table provides the components of interest expense for the Company’s 3% convertible notes:

	Fiscal Year Ended
	December 29,	January 3,	January 2,
	2007	2009	2010

Amortization of the discount on the liability component	$3,579	$4,021	$4,517
Contract interest coupon	1,725	1,725	1,725
Amortization of the liability component of the issue costs	331	359	391

Interest expense	$5,635	$6,105	$6,633

The estimated fair market value of the 3% subordinated convertible notes was $82,584 as of January 2, 2010 and $40,825 as of January 3, 2009 based on quoted market prices.

2.5% Convertible Notes due 2027

In July 2007, the Company completed a private placement of $150,000 of aggregate principal amount of 2.5% subordinated convertible notes due June 1, 2027, raising net proceeds of approximately $145,000, after deducting initial purchaser’s discount and issuance costs. The notes bear interest at 2.5%, payable semi-annually on June 1 and December 1.

Holders may convert the notes into shares of the Company’s common stock (or cash or a combination of the Company’s common stock and cash, if the Company so elects) at a conversion rate of 33.3333 shares per $1,000 principal amount of notes (representing a conversion price of approximately $30.00 per share). At any time on or after June 8, 2014, the Company may redeem any of the notes for cash at a redemption price of 100% of their principal amount, plus accrued and unpaid interest, if any, up to but excluding, the redemption date. If a fundamental change occurs prior to the maturity of the notes, the holders may require the Company to repurchase all or part of their notes at a repurchase price of 100% of their principal amount, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, the holders may require the Company to repurchase all or part of their notes for cash on June 1 of 2014, 2017 and 2022, respectively, at a repurchase price equal to 100% of their principal amount, plus any accrued or unpaid interest, if any, to, but excluding, the date of repurchase. Based on the Company’s closing stock price of $25.39 on January 2, 2010, the if-converted value of the notes does not exceed the aggregate principal amount of the notes.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

The following table provides additional information about the Company’s 2.5% convertible notes:

	As of	As of
	January 3,	January 2,
	2009	2010

Carrying amount of the equity component	$26,783	$26,783
Principal amount of the liability component	$150,000	$150,000
Unamortized discount of liability component	$38,975	$33,052
Net carrying amount of liability component	$111,025	$116,948
Remaining amortization period of discount		53 months
Effective interest rate on liability component		8.60%

The following table provides the components of interest expense for the Company’s 2.5% convertible notes:

	Fiscal Year Ended
	December 29,	January 3,	January 2,
	2007	2009	2010

Amortization of the discount on the liability component	$2,964	$5,445	$5,923
Contract interest coupon	2,188	3,750	3,750
Amortization of the liability component of the issue costs	243	434	457

Interest expense	$5,395	$9,629	$10,130

The estimated fair market value of the 2.5% subordinated convertible notes was $157,125 as of January 2, 2010 and $68,748 as of January 3, 2009 based on quoted market prices.

Note Payable

In fiscal 2004, a wholly-owned subsidiary of the Company entered into an agreement to purchase a new corporate headquarters in King of Prussia, Pennsylvania, together with an option to purchase an additional parcel of land. The purchase price for the building was $17,000. In connection with the purchase of the corporate headquarters, a wholly-owned subsidiary of the Company entered into a $13,000 mortgage note collateralized by a first lien on substantially all of the assets of that subsidiary. The mortgage note bears interest at 6.32% per annum and has a maturity date of July 2014, at which time the Company is required to pay the remaining principal balance of approximately $11,100. The Company recorded interest expense related to the note of $783 for fiscal 2009, $805 for fiscal 2008 and $803 for fiscal 2007.

Capital Lease Obligations

Certain of the Company’s warehouse equipment and computer hardware have been acquired under capital leases. The capital leases have maturity dates ranging from May 2010 to September 2014 and bear interest at rates ranging from 5.3% to 8.7% per annum. Capital lease obligations were as follows:

January 2,
2010

Gross capital lease obligations	$23,816
Less: imputed interest	(2,893)

Total present value of future minimum lease payments	20,923
Less: current portion	(5,065)

Long-term portion	$15,858

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

Credit Facilities

In January 2008, the Company obtained a secured revolving credit facility that matures in January 2013 with a syndicate of banks with an initial availability of $75,000. In May 2008, the Company expanded the credit facility by $15,000 thereby increasing the availability under the credit facility to $90,000. Subject to certain conditions, the credit facility may be increased to $150,000. The $90,000 credit facility provides for the issuance of up to $20,000 of letters of credit, which is included in the $90,000 available under the credit facility. The credit facility is collateralized by substantially all of the Company’s assets. The Company may elect to have amounts outstanding under the credit facilities bear interest at either a LIBOR rate plus an applicable margin of 0.75% to 1.50%, the prime rate plus an applicable margin of 0.75% to 1.50%, or at the Federal Funds Open Rate plus 0.5%. The applicable margin is determined by the leverage ratio of funded debt to EBITDA, as defined in the credit facility. The Company had no outstanding borrowings and $6,652 of outstanding letters of credit under the secured revolving credit facility as of January 2, 2010.

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

Operating and Capital Commitments

The following summarizes the Company’s principal operating and capital commitments as of January 2, 2010:

	Payments due by fiscal year
	2010	2011	2012	2013	2014	Thereafter	Total

Operating lease obligations(1)	$20,627	$17,034	$16,854	$12,730	$9,219	$18,984	$95,448
Purchase obligations(1)	72,097	13,878	13,878	5,350	4,045	45,951	155,199
Client revenue share payments(1)	20,274	21,400	14,658	4,368	4,491	24,269	89,460
Debt interest(1)	5,882	4,509	4,497	4,481	2,278	8,784	30,431
Debt obligations	57,696	209	563	237	150,252	11,022	219,979
Capital lease obligations, including interest(2)	6,416	6,119	5,821	3,671	1,789	—	23,816
Deferred acquisition payments(3)	1,250	1,050	750	1,000	—	—	4,050

Total	$184,242	$64,199	$57,021	$31,837	$172,074	$109,010	$618,383

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

(1)	Not required to be recorded in the Consolidated Balance Sheet as of January 2, 2010 in accordance with accounting principles generally accepted in the United States of America.

(2)	Capital lease obligations, excluding interest, are recorded in the Consolidated Balance Sheets.

(3)	The Company will be obligated to pay up to an additional $170,000 over a three year period beginning with fiscal 2010 contingent on RCI’s achievement of certain financial targets, of which the Company has the ability to pay up to $44,100 with shares of the Company’s common stock. See Note 6, Acquisitions, for more information.

Approximately $2,052 of unrecognized tax benefits have been recorded as liabilities as of January 2, 2010, and the Company is uncertain as to if or when such amounts may be settled; as a result, these obligations are not included in the table above. Changes to these tax contingencies that are reasonably possible in the next 12 months are not expected to be material.

The Company leases customer contact centers, fulfillment centers, office facilities and certain fixed assets under non-cancelable operating leases. Rent expense under operating lease agreements was $21,796 for fiscal 2009, $20,482 for fiscal 2008 and $6,400 for fiscal 2007. Certain of these leases contain customary renewal and extension provisions.

NOTE 9 —	STOCKHOLDERS’ EQUITY

Preferred Stock:

Under the Company’s Certificate of Incorporation, the maximum number of authorized shares of preferred stock, $0.01 par value, is 5,000. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation and conversion and redemption rights. No preferred stock was issued or outstanding for fiscal 2009 or fiscal 2008.

Common Stock:

Under the Company’s Certificate of Incorporation, the maximum number of authorized shares of common stock, $0.01 par value, is 90,000.

In August 2009, the Company completed a registered public offering of 5,439 common shares at $17.00 per share. Net proceeds from the sale of the common shares after deducting underwriting discounts and commissions and offering expenses were approximately $88,000.

Stockholders Right Plan:

On April 2, 2006, the Board of Directors authorized 95 shares of Series A Junior Preferred Stock (“Series A”) and declared a dividend distribution of one right (a “Right”) for each outstanding share of common stock to the stockholders of record on the close of business on April 14, 2006. Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share of Series A, at a price of $85 per unit, subject to adjustment. However, the Rights are not exercisable unless certain events occur, such as a person or group acquiring or obtaining the right to acquire, or making a tender offer or exchange offer for, beneficial ownership of 20% or more of the Company’s outstanding common stock (or, in the case of any stockholder that as of April 2, 2006 beneficially owned 19% or more of the Company’s outstanding shares of common stock, 25.1% or more). Subject to certain exceptions, upon exercise of the Right, each holder of a Right will have the right to receive shares of the Company’s common stock, or other consideration, having a value equal to two times the exercise price of the Right. Additionally, at certain times, the Company has the right to redeem the Rights in whole, but not in part, at a price of $.001 per Right. The description and terms of the Rights are set forth in a Rights Agreement, dated April 2, 2006. The Rights will expire on April 14, 2016, unless the Rights are earlier redeemed or exchanged in accordance with the terms of the Rights Agreement. As of January 2, 2010, no Series A shares were issued or outstanding.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

NOTE 10 —	STOCK AWARDS

The Company currently maintains the 2005 Equity Incentive Plan (“the Plan”) which provides for the grant of equity to certain employees, directors and other persons. As of January 2, 2010, 1,494 shares of common stock were available for future grants under the Plan. The equity awards granted under the Plan generally vest at various times over periods ranging up to five years and have terms of up to ten years after the date of grant, unless the optionee’s service to the Company is interrupted or terminated. Stock appreciation rights (“SARs”) may be granted under the Plan either alone or in tandem with stock options. No SARs have been granted to date under the plan.

Stock Options and Warrants

The following table summarizes the stock option and warrant activity for fiscal 2009:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	(In thousands)	Price	Life (In Years)	Value

Outstanding at January 3, 2009	4,244	$9.50
Granted	—	—
Exercised	(797)	$6.84
Forfeited/Cancelled	(195)	$13.94

Outstanding at January 2, 2010	3,252	$9.88	2.82	$50,434

Vested and expected to vest at January 2, 2010	3,252	$9.88	2.82	$50,434

Exercisable at January 2, 2010	3,252	$9.88	2.82	$50,434

No options or warrants were granted in fiscal 2009, fiscal 2008 or fiscal 2007. The total intrinsic value of options and warrants exercised was $6,736 for fiscal 2009, $511 for fiscal 2008 and $10,461 for fiscal 2007 as determined as of the date of exercise. Cash proceeds from options and warrants exercised during fiscal 2009 were $5,320. The Company recognized no stock-based compensation expense for options and warrants in fiscal 2009. For fiscal 2008, the Company recognized a stock-based compensation benefit of $30 due to forfeited shares in excess of the Company’s estimated forfeiture rate. The total stock-based compensation expense was $644 in fiscal 2007.

Restricted Stock Units and Awards

The following summarizes the restricted stock unit and restricted stock award activity for fiscal 2009:

		Weighted
	Number of	Average
	Shares	Grant Date
	(In thousands)	Fair Value

Nonvested shares at January 3, 2009	3,793	$18.86
Granted	1,809	$11.13
Vested	(1,015)	$15.97
Forfeited/Cancelled	(293)	$13.72

Nonvested shares at January 2, 2010	4,294	$16.64

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

During fiscal 2008, the Company granted to employees 2,942 restricted stock units of the Company’s common stock at a weighted average fair value at grant date of $14.28. During fiscal 2007, the Company granted to employees 1,095 restricted stock units of the Company’s common stock at a weighted average fair value at grant date of $20.16.

The total intrinsic value of restricted stock units that vested was $13,152 for fiscal 2009, $9,349 for fiscal 2008 and $4,676 for fiscal 2007. As of January 2, 2010, there was approximately $31,581 of unrecognized pre-tax compensation cost, net of forfeitures, related to nonvested stock units, which is expected to be recognized over a weighted average remaining period of approximately 2.25 years.

The total stock-based compensation expense recognized for restricted stock was $23,749 for fiscal 2009, $18,420 for fiscal 2008 and $7,384 for fiscal 2007.

NOTE 11 —	INCOME TAXES

The loss before income taxes and the related benefit from income taxes were as follows:

	Fiscal Year Ended
	December 29,	January 3,	January 2,
	2007	2009	2010

Loss before income taxes:
Domestic	$(2,982)	$(20,588)	$1,541
Foreign	(864)	(9,968)	(10,225)

Total	$(3,846)	$(30,556)	$(8,684)

Provision for income taxes:
Current:
Federal	$64	$488	$588
State	682	1,765	1,554
Foreign	10	—	—

Total Current	$756	$2,253	$2,142

Deferred:
Federal	$(1,420)	$(10,252)	$4,123
State	(2,223)	1,339	(3,921)
Foreign	—	(925)	—

Total Deferred	$(3,643)	$(9,838)	$202

Total:
Federal	$(1,356)	$(9,764)	$4,711
State	(1,541)	3,104	(2,367)
Foreign	10	(925)	—

Total	$(2,887)	$(7,585)	$2,344

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

The significant components of net deferred tax assets and liabilities as of January 3, 2009 and January 2, 2010 consisted of the following:

	January 3,	January 2,
	2009	2010

Deferred tax assets:
Net operating loss carryforwards	$160,284	$195,484
Deferred revenue	8,810	8,008
Stock-based compensation	5,527	5,022
Investment impairment and losses	3,669	3,479
Allowance for sales returns	2,161	3,072
Alternative minimum tax credits	1,674	2,250
Research and development tax credits	1,217	1,390
Provision for doubtful accounts	779	1,294
Amortization	1,401	1,127
Accrued expenses	713	384
Inventory	1,264	104
Restructuring	66	41
Accrued bonus	2,758	—
Other	1,353	3,629

Total deferred tax assets	191,676	225,284
Valuation allowance	(123,491)	(157,960)

Total deferred tax assets, net of valuation allowance	68,185	67,324
Deferred tax liabilities:
Property and equipment	(2,891)	(3,174)
Amortization of intangibles	(17,518)	(45,845)
Interest on convertible notes	(18,355)	(14,492)

Total deferred tax liabilities	(38,764)	(63,511)

Net deferred tax asset	$29,421	$3,813

As of January 2, 2010, the Company had available federal, state and foreign net operating loss carryforwards of approximately $507,318, $268,592 and $18,705, respectively, which expire in the years 2010 through 2029. The Company will continue to monitor all available evidence related to its ability to utilize these tax attributes.

The Company’s net operating loss carryforwards expire as follows:

2010-2015	$59,307
2016-2021	396,526
2022-2029	338,782

$794,615

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

Until the fourth quarter of fiscal 2006, in the opinion of management, the Company was not certain of the realization of its deferred tax assets. Thus, a valuation allowance had been provided against federal and state deferred tax assets. In the fourth quarter of fiscal 2006, the Company evaluated the need for a full valuation allowance and concluded that a portion of the valuation allowance should be reduced. The Company determined that it is more likely than not that it will realize the benefit of a portion of these deferred tax assets. This was based primarily on the Company’s earnings history over the prior three fiscal years as well as expected future taxable income. Each year, the Company updates its earnings history over the prior three years. The Company’s income tax expense/(benefit) included (increases)/decreases from valuation allowance adjustments of $3,122 for fiscal 2009, $2,085 for fiscal 2008 and ($294) for fiscal 2007. The valuation allowance increased by approximately $34,469 during fiscal 2009, primarily as a result of valuation allowances placed on newly acquired companies’ net operating loss carryforwards.

The Company believes that it is more likely than not that the benefit from certain federal, state and foreign net operating loss carryforward will not be realized. Accordingly, the Company has provided a valuation allowance of approximately $141,106, $8,347 and $5,122 respectively, on the deferred tax asset relating to these net operating loss carryforwards. If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at January 2, 2010 of approximately $154,575 will be recognized as a reduction of income tax expense. Additionally, there is a valuation allowance on capital losses of $3,175 and on state credits of $210 as of January 2, 2010.

As defined by Section 382 of the Internal Revenue Code (“Section 382”), generally, upon a change of control, a company is subject to limitations on its ability to use its pre-change of control net operating losses and certain built-in losses and deductions to offset taxable income in future years. This limitation also applies to subsidiaries’ net operating losses acquired as a result of an acquisition. The amount of pre-change of control net operating losses that can be utilized in any post-change of control tax year is limited to the product of the value of the company immediately before the change of control, multiplied by the long-term tax-exempt interest rate that is published by the Internal Revenue Service, in effect at the time the change of control occurs (“Section 382 Limitation”). Any portion of these limited net operating losses not used in a particular year may be carried to subsequent years until such time as another change of control occurs or the net operating losses expire unused (based on the original expiration date). There is no limitation, under Section 382, on the use of post-change of control net operating losses unless another change of control occurs at which point the pre-change of control Section 382 Limitation amount would either remain the same, or be reduced if the company’s value had declined since the previous change of control. The Company has in previous years incurred a change of control as well as acquired net operating losses in subsidiary acquisitions. The Company has federal net operating losses of approximately $308,611 (out of a total of $507,318) which will expire as a result of the Section 382 Limitation regardless of the amount of future taxable income and thus has a full valuation allowance recorded against this deferred tax asset.

Prior to fiscal 2009, changes to valuation allowances recorded against deferred tax assets acquired in an acquisition reduced goodwill or other noncurrent intangible assets. Effective with fiscal 2009, accounting standards require changes to of these valuation allowances to be recorded as an adjustment to income tax expense.

In fiscal years 2009 and 2007, there was a tax benefit generated from stock-based compensation that decreased taxable income. The tax benefit increased additional paid-in capital by $1,176 and $4,537, respectively. In fiscal 2008, there was a reduction of tax benefit generated from stock-based compensation that increased taxable income. The tax reduction in tax benefit from this increase reduced additional paid-in capital by $919.

Included in the net operating loss deferred tax asset above is approximately $7,558 of the federal net operating loss carryforwards attributable to excess stock option deductions. Due to the provisions of accounting for share-

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

based payments concerning the timing of tax benefits related to excess stock deductions that can be credited to additional paid in capital, the related valuation allowance cannot be reversed, even if the facts and circumstances indicate that it is more likely than not that the deferred tax asset can be realized. The valuation allowance will only be reversed as the related deferred asset is applied to reduce taxes payable. The Company follows tax law ordering to determine when such net operating loss has been realized.

The differences between the statutory federal income tax rate and the effective income tax rate are provided in the following reconciliation:

	Fiscal Year Ended
	December 29,	January 3,	January 2,
	2007	2009	2010

Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
Foreign statutory rates differing from U.S. statutory rate	0.0%	(1.9)%	(5.7)%
Valuation allowance	7.7%	(6.8)%	(37.4)%
State taxes	31.1%	(1.0)%	18.4%
Non-deductible transaction costs	0.0%	0.0%	(8.5)%
Non-deductible officers compensation	0.0%	0.0%	(7.0)%
Non-deductible stock compensation expense	0.0%	0.0%	(10.7)%
Other non-deductible items	0.0%	0.0%	(6.7)%
Other	1.3%	(0.5)%	(4.4)%

Effective income tax rate	75.1%	24.8%	(27.0)%

The Company and its subsidiaries are subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions. Significant judgment is required in evaluating its tax positions and determining its provision for income taxes.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes liabilities for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite the Company’s belief that its tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of tax audit. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 29,	January 3,	January 2,
	2007	2009	2010

Balance at the beginning of the fiscal year	$437	$1,014	$1,708
Gross increases for tax positions related to current year	351	290	258
Gross increases for tax positions related to prior years	281	112	109
Gross increases acquired in acquisitions	0	347	—
Gross decreases for tax positions related to prior years	(28)	(55)
Gross decreases as a result of a lapse of the statute of limitations	(27)	—	(23)

Balance at the end of the fiscal year	$1,014	$1,708	$2,052

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

As of January 2, 2010, changes to the Company’s tax contingencies that are reasonably possible in the next 12 months are $0. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate were $2,052 as of January 2, 2010 and $1,708 as of January 3, 2009. Unrecognized tax benefits related to the opening balance sheet of acquired companies was $0 as of January 2, 2010 and $347 as of January 3, 2009.

The Company’s policy is to include interest and penalties related to the Company’s tax contingencies in income tax expense. The total amount of interest and penalties related to uncertain tax positions and recognized in the statement of earnings for fiscal 2009 and fiscal 2008 was $78 and $83, respectively. The total amount of interest and penalties related to uncertain tax positions and recognized in the balance sheet was $230 as of January 2, 2010 and $152 as of January 3, 2009.

The Company is not currently undergoing any income tax audits nor has it been notified of any pending audits. For U.S. federal income taxes, the statute of limitations has expired through fiscal year 2005. The Internal Revenue Service cannot assess additional taxes for closed years, but can adjust the net operating loss carryforward generated in those closed years until the statute of limitations for the year the net operating loss is utilized has expired.

The Company does not provide for U.S. taxes on undistributed earnings of foreign subsidiaries since the Company intends to invest such undistributed earnings indefinitely outside of the U.S. If such amounts were repatriated, the amount of U.S. income taxes would be immaterial.

NOTE 12 —	LOSS PER SHARE

Basic loss per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the fiscal year. Diluted loss per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the fiscal year including the dilutive effect of (i) stock awards as determined under the treasury stock method, and (ii) convertible debt instruments as determined under the if-converted method.

The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on net income per share would have been anti-dilutive:

	Fiscal Year Ended
	December 29,	January 3,	January 2,
	2007	2009	2010

Stock units and awards	1,875	3,792	4,294
Stock options and warrants	4,393	4,244	3,252
Convertible notes	5,715	8,229	8,229

	11,983	16,265	15,775

NOTE 13 —	MAJOR SUPPLIERS/ECONOMIC DEPENDENCY

The Company purchased inventory from one supplier amounting to $41,337 or 18.2% of total inventory purchased during fiscal 2009, from two suppliers amounting to $39,788 or 16.8% and $29,989 or 12.7% of total inventory purchased during fiscal 2008, and from two suppliers amounting to $44,201 or 18.0% and $31,288 or 12.7% of total inventory purchased during fiscal 2007.

For fiscal 2009, sales to customers through one of the Company’s client’s e-commerce businesses accounted for 11.1% of the Company’s net revenues, sales through another one of the Company’s client’s e-commerce businesses accounted for 10.2% of the Company’s net revenues, and sales through the Company’s top five client’s e-commerce businesses accounted for 36.9% of the Company’s net revenues.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

For fiscal 2008, sales to customers through one of the Company’s client’s e-commerce businesses accounted for 11.5% of the Company’s net revenues, sales through another one of the Company’s client’s e-commerce businesses accounted for 11.5% of the Company’s net revenues, and sales through the Company’s top five client’s e-commerce businesses accounted for 38.0% of the Company’s net revenues.

For fiscal 2007, sales to customers through one of the Company’s client’s e-commerce businesses accounted for 13.2% of the Company’s net revenues, sales through another one of the Company’s client’s e-commerce businesses accounted for 11.9% of the Company’s net revenues, and sales through the Company’s top five client’s e-commerce businesses accounted for 45.3% of the Company’s net revenues.

No other supplier amounted to more than 10% of total inventory purchased for any period presented, nor did any one customer account for more than 10% of net revenues for any period presented.

NOTE 14 —	SEGMENT INFORMATION

Effective upon the acquisition of RCI, the Company expanded its operating structure from two to three reportable segments: e-commerce services, interactive marketing services and consumer engagement. For e-commerce services, the Company delivers customized solutions to its clients through an integrated platform which is comprised of three components: technology, fulfillment and customer care. For interactive marketing services, the Company offers a comprehensive digital and traditional agency and e-mail marketing services that include brand development and strategic account planning, user experience and creative design, interactive marketing, traditional advertising, media buying, video, marketing content and promotional development, e-mail marketing and distribution, Web store usability, and product photography and content development. For consumer engagement, the Company offers an online platform on which retailers and brands can sell excess inventory through private sales as well as in the off-price marketplace. The private sales channel is an online platform that uses sales limited in time and inventory to create an efficient and effective channel for brands to sell excess inventory in a brand-friendly environment designed to protect the brand’s image and enhance brand visibility. Our off-price marketplace is an online alternative sales channel for manufacturers, brands, distributors and other retailers to liquidate inventory.

The Company manages its segments based on an internal management reporting process that provides segment revenue and segment operating income before depreciation, amortization, stock-based compensation expense and changes in fair value of deferred acquisition payments for determining financial decisions and allocating resources. The Company believes that segment operating income before depreciation, amortization, stock-based compensation expense and changes in fair value of deferred acquisition payments is an appropriate measure of evaluating the operational performance of the Company’s segments. The Company uses this financial measure for financial and operational decision making and as a means to evaluate segment performance. It is also used for planning, forecasting and analyzing future periods. This measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with principles generally accepted in the United States of America.

The Company manages its working capital on a consolidated basis and does not allocate long-lived assets to segments. In addition, segment assets are not reported to, or used by, the Company and therefore, total segment assets have not been disclosed.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

The following table’s present summarized information by segment:

	Fiscal Year Ended December 29, 2007
	E-Commerce	Interactive	Consumer	Intersegment
	Services	Marketing Services	Engagement	Eliminations	Consolidated

Net revenues	$737,832	$26,894	$—	$(14,769)	$749,957
Costs and expenses before depreciation, amortization, changes in fair value of deferred acquisition payments and stock-based compensation expense	691,749	22,279	—	(14,769)	699,259

Operating income before depreciation, amortization, changes in fair value of deferred acquisition payments and stock-based compensation expense	46,083	4,615	—	—	50,698
Depreciation and amortization					37,337
Changes in fair value of deferred acquisition payments					—
Stock-based compensation expense					9,042

Income from operations					4,319
Interest expense					12,191
Interest income					(9,270)
Other expense, net					237
Loss on sale of marketable securities					5,007

Loss before income taxes					$(3,846)

	Fiscal Year Ended January 3, 2009
	E-Commerce	Interactive	Consumer	Intersegment
	Services	Marketing Services	Engagement	Eliminations	Consolidated

Net revenues	$900,040	$84,508	$—	$(17,622)	$966,926
Costs and expenses before depreciation, amortization changes in fair value of deferred acquisition payments and stock-based compensation expense	837,648	69,604	—	(17,622)	889,630

Operating income before depreciation, amortization changes in fair value of deferred acquisition payments and stock-based compensation expense	62,392	14,904	—	—	77,296
Depreciation and amortization					68,153
Changes in fair value of deferred acquisition payments					—
Stock-based compensation expense					19,403

Loss from operations					(10,260)
Interest expense					18,841
Interest income					(1,772)
Other expense, net					1,562
Impairment of equity investments					1,665

Loss before income taxes					$(30,556)

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

	Fiscal Year Ended January 2, 2010
	E-Commerce	Interactive	Consumer	Intersegment
	Services	Marketing Services	Engagement	Eliminations	Consolidated

Net revenues	$879,575	$127,580	$26,347	$(29,287)	$1,004,215
Costs and expenses before depreciation, amortization, changes in fair value of deferred acquisition payments and stock-based compensation expense	808,232	96,451	29,445	(29,287)	$904,841

Operating income before depreciation, amortization, changes in fair value of deferred acquisition payments and stock-based compensation expense	71,343	31,129	(3,098)	—	$99,374
Depreciation and amortization					63,395
Changes in fair value of deferred acquisition payments					951
Stock-based compensation expense					24,762

Income from operations					10,266
Interest expense					19,430
Interest income					(478)

Other expense, net					(2)
Loss before income taxes					$(8,684)

The Company has two product groups and one service group. The two product groups consist of the sale of general merchandise and freight revenue, which collectively represents the Company’s net revenues from product sales. The following table represents net revenues attributable to the Company’s product and service groups:

	Fiscal Year Ended
	December 29,	January 3,	January 2,
	2007	2009	2010

Product groupings:
General merchandise	$429,324	$456,886	$409,198
Freight	82,870	120,187	133,051
Service fees	237,763	389,853	461,966

Total net revenues	$749,957	$966,926	$1,004,215

The Company’s operations are substantially within the United States.

NOTE 15 —	RELATED PARTY TRANSACTIONS

On October 17, 2008, the Company entered into a letter agreement with Linens Holding Co. (“Linens”) and Hilco Consumer Capital, L.P. (“HCC”), pursuant to which HCC and the Company would act jointly as agent for Linens to liquidate, on the LNT.com Web store, certain inventory owned by Linens located at one of the Company’s fulfillment centers. On October 16, 2008 the Company and HCC entered into a letter agreement outlining the terms of their joint agency with respect to the merchandise, pursuant to which the Company would receive a percentage of the sales price of the merchandise for performing all services necessary to take orders, process and ship the merchandise. M. Jeffrey Branman, one of the Company’s directors, serves as Managing Director of Hilco Consumer Capital, LLC, the managing partner of HCC. The Company recognized net revenues of $784 during fiscal 2009 and

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

$6,617 during fiscal 2008 on sales of merchandise pursuant to the agency arrangement between the Company, HCC and Linens. The percentage of the sales price earned by the Company under these letter agreements is comparable to the percentage of the sales price earned by the Company under its e-commerce agreement with Linens prior to its liquidation.

On February 22, 2010, Liberty Media Corporation, through its subsidiary QVC, Inc., and QVC’s affiliate QK Holdings, Inc., sold 9,249 shares of the Company’s outstanding common stock, which represented its entire ownership of the Company. On April 13, 2007, the Company entered into an E-Commerce Distribution Agreement with QVC, Inc. (the “New QVC Agreement”) that replaced its existing agreement with iQVC, a division of QVC (the “Old QVC Agreement”), under which the Company provided technology, procurement and fulfillment services for QVC, including selling sporting goods, recreational and/or fitness related equipment and related products, apparel and footwear to QVC for resale through the QVC Web site. Under the New QVC Agreement, the Company provides procurement and fulfillment services for QVC, including selling sporting goods, recreational and/or fitness related equipment and related products, apparel and footwear to QVC for resale through the QVC Web site. The terms of these sales are comparable to those with other similar clients.

On May 11, 2007, the Company entered into an agreement with QVC, Inc. (the “QVC NFL Agreement”), pursuant to which the Company makes NFL licensed merchandise available to QVC for QVC to sell both on its website and on live direct response television programs. The Company will be the exclusive provider of NFL licensed merchandise to QVC, subject to limited exceptions, and the Company’s fulfillment network will fulfill product orders received from QVC’s website and the QVC live direct response programs.

The Company recognized net revenues of $10,140 during fiscal 2009, $8,504 during fiscal 2008 and $7,809 during fiscal 2007 on sales to QVC under these agreements. The Company had accounts receivable of $406 as of January 2, 2010, and $35 as of January 3, 2009.

Michael Rubin, chairman, president and CEO of the Company, was the owner of approximately 1.6 percent of RCI’s capital stock (on a fully-diluted as-converted basis). Upon acquisition, Mr. Rubin received $1,324 in cash (of which $71 is currently being held in escrow to secure post-closing indemnification obligations of the stockholders and optionholders of RCI) and 76 shares of the Company’s common stock (of which 11 shares are currently being held in escrow).

NOTE 16 —	QUARTERLY RESULTS (UNAUDITED)

The following tables contain selected unaudited Statement of Operations information for each quarter of fiscal 2008 and 2009. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	For the Fiscal Year Ended January 2, 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenues	$195,543	$193,209	$186,794	$391,380
Income (loss) from operations	$(18,877)	$(17,372)	$(16,533)	$42,522
Net income (loss)	$(11,498)	$(20,347)	$(14,195)	$23,069
Income (loss) per share — basic(1)	$(0.25)	$(0.43)	$(0.30)	$0.48
Income (loss) per share — diluted(1)	$(0.25)	$(0.43)	$(0.30)	$0.45
Weighted average shares outstanding — basic	46,924	47,364	47,488	47,595
Weighted average shares outstanding — diluted	46,924	47,364	47,488	56,729

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

	For the Fiscal Year Ended January 2, 2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenues	$196,475	$187,181	$190,311	$430,248
Income (loss) from operations	$(14,534)	$(12,277)	$(9,913)	$46,990
Net income (loss)	$(12,110)	$(13,113)	$(9,406)	$23,601
Income (loss) per share — basic(1)	$(0.25)	$(0.27)	$(0.18)	$0.41
Income (loss) per share — diluted(1)	$(0.25)	$(0.27)	$(0.18)	$0.38
Weighted average shares outstanding — basic	47,926	48,681	51,910	57,310
Weighted average shares outstanding — diluted	47,926	48,681	51,910	68,595

(1)	The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

******