Form 10-Q
period 2010-04-03
GSI COMMERCE INC
filed 2010-05-05
CIK 828750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _________________.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 62,113,936 shares of the registrant’s Common Stock outstanding as of the close of business on May 3, 2010.

GSI COMMERCE, INC.
FORM 10-Q
FOR THE QUARTER ENDED APRIL 3, 2010
The Company’s fiscal year ends on the Saturday nearest the last day of December. The Company’s fiscal year ends are as follows:

References To	Refer to the Years Ended/Ending
Fiscal 2009	January 2, 2010
Fiscal 2010	January 1, 2011
Fiscal 2011	December 31, 2011
Fiscal 2012	December 29, 2012
Fiscal 2013	December 28, 2013
Fiscal 2014	January 3, 2015

PART I

ITEM 1:	FINANCIAL STATEMENTS
GSI COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	January 2,	April 3,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$228,430	$132,403
Accounts receivable, net of allowance of $4,648 and $3,641	70,582	53,879
Inventory	55,678	58,299
Deferred tax assets	12,347	14,436
Prepaid expenses and other current assets	13,187	13,678

Total current assets	380,224	272,695

Property and equipment, net	163,329	165,518
Goodwill	373,003	372,611
Intangible assets, net of accumulated amortization of $29,172 and $33,201	132,875	128,723
Long-term deferred tax assets	—	7,371
Other assets, net of accumulated amortization of $17,264 and $17,875	12,417	12,949

Total assets	$1,061,848	$959,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$126,914	$71,094
Accrued expenses	150,173	95,858
Deferred revenue	20,645	21,553
Convertible notes	55,443	56,675
Current portion of long-term debt	5,260	5,246

Total current liabilities	358,435	250,426

Convertible notes	116,948	118,525
Long-term debt	28,142	26,632
Deferred acquisition payments	63,763	65,960
Deferred tax liabilities	8,534	—
Deferred revenue and other long-term liabilities	9,686	9,596

Total liabilities	585,508	471,139

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding as of January 2, 2010 and April 3, 2010	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 60,033,393 and 61,480,819 shares issued as of January 2, 2010 and April 3, 2010 respectively; 60,033,190 and 61,480,616 shares outstanding as of January 2, 2010 and April 3, 2010, respectively	600	615
Additional paid in capital	642,852	664,053
Accumulated other comprehensive loss	(1,498)	(2,201)
Accumulated deficit	(165,614)	(173,739)

Total stockholders’ equity	476,340	488,728

Total liabilities and stockholders’ equity	$1,061,848	$959,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	April 4,	April 3,
	2009	2010

Revenues:
Net revenues from product sales	$106,191	$159,275
Service fee revenues	90,284	113,317

Net revenues	196,475	272,592

Costs and expenses:
Cost of revenues from product sales	79,355	117,474
Marketing	10,861	10,807
Account management and operations, inclusive of $2,256 and $2,446 of stock-based compensation	57,741	77,694
Product development, inclusive of $1,451 and $1,869 of stock-based compensation	28,374	34,317
General and administrative, inclusive of $3,247 and $2,616 of stock-based compensation	19,277	24,397
Depreciation and amortization	15,401	18,761
Changes in fair value of deferred acquisition payments	—	2,074

Total costs and expenses	211,009	285,524

Loss from operations	(14,534)	(12,932)

Other (income) expense:
Interest expense	4,796	5,208
Interest income	(151)	(234)
Other (income) expense	229	474

Total other expense	4,874	5,448

Loss before income taxes	(19,408)	(18,380)
Benefit for income taxes	(7,298)	(10,255)

Net loss	$(12,110)	$(8,125)

Basic and diluted loss per share	$(0.25)	$(0.13)

Weighted average shares outstanding — basic and diluted	47,926	60,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	April 4,	April 3,
	2009	2010

Cash Flows from Operating Activities:
Net loss	$(12,110)	$(8,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,962	14,646
Amortization	2,439	4,115
Amortization of discount on convertible notes	2,546	2,809
Changes in fair value of deferred acquisition payments	—	2,074
Stock-based compensation	6,954	6,931
Foreign currency transaction losses	238	475
Deferred income taxes	(7,250)	(11,191)
Changes in operating assets and liabilities:
Accounts receivable, net	16,802	16,420
Inventory	3,483	(2,621)
Prepaid expenses and other current assets	(549)	(561)
Other assets, net	1,965	149
Accounts payable and accrued expenses	(97,854)	(110,530)
Deferred revenue	(2,236)	238

Net cash used in operating activities	(72,610)	(85,171)

Cash Flows from Investing Activities:
Payments for acquisitions of businesses, net of cash acquired	(750)	—
Cash paid for property and equipment, including internal use software	(7,411)	(15,868)

Net cash used in investing activities	(8,161)	(15,868)

Cash Flows from Financing Activities:
Debt issuance costs paid	(38)	(856)
Repayments of capital lease obligations	(1,195)	(1,473)
Repayments of mortgage note	(47)	(50)
Excess tax benefit in connection with exercise of stock options and awards	—	978
Proceeds from exercise of common stock options	72	6,933

Net cash provided by (used in) financing activities	(1,208)	5,532

Effect of exchange rate changes on cash and cash equivalents	(231)	(520)

Net decrease in cash and cash equivalents	(82,210)	(96,027)
Cash and cash equivalents, beginning of period	130,315	228,430

Cash and cash equivalents, end of period	$48,105	$132,403

Supplemental Cash Flow Information
Cash paid during the period for interest	$703	$866
Cash paid during the period for income taxes	1,458	602
Noncash Investing and Financing Activities:
Accrual for purchases of property and equipment	3,581	3,633
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
This quarterly report should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements presented in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010, filed with the Securities and Exchange Commission (“SEC”) on March 5, 2010.
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
Accrued Expenses: Accrued expenses include $36,524 of amounts payable to the Company’s clients as of April 3, 2010. No other item included in accrued expenses was greater than 5% of total current liabilities as of April 3, 2010
Accrued expenses include $62,705 of amounts payable to the Company’s clients and accrued payroll of $25,617 as of January 2, 2010. No other item included in accrued expenses was greater than 5% of total current liabilities as of January 2, 2010.
Client Revenue Share: Client revenue share charges are payments made to the Company’s clients in exchange for the use of their brand names, logos, the promotion of its clients’ URLs, Web stores and toll-free telephone numbers in clients’ marketing and communications materials, the implementation of programs to provide incentives to consumers to shop through the e-commerce businesses that the Company operates for its clients and other programs and services provided to the consumers of the e-commerce businesses that the Company operates for its clients, net of amounts reimbursed to the Company by its clients. Client revenue share is calculated as either a percentage of product sales or a guaranteed annual amount. Client revenue share charges were $6,178 for the three-month period ended April 3, 2010 and $7,274 for the three-month period ended April 4, 2009 and, are included in marketing expenses in the Condensed Consolidated Statements of Operations.
Fulfillment Costs: The Company defines fulfillment costs as personnel, occupancy and other costs associated with its fulfillment centers, personnel and other costs associated with its logistical support and vendor operations departments and third-party warehouse and fulfillment services costs. Fulfillment costs were $25,085 for the three-month period ended April 3, 2010 and $20,348 for the three-month period ended April 4, 2009, and are included in account management and operations expenses in the Condensed Consolidated Statements of Operations.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
Recent Accounting Pronouncements:
The following is a summary of recent accounting standards issued by the Financial Accounting Standards Board (“FASB”):

Subject	Date Issued	Summary	Effect of Adoption	Effective Date for The Company
Multiple Element Arrangements	October 2009	Removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. Replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under accounting standards for “Fair Value Measurements.” Provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements.	No material impact.	January 2, 2011, with early adoption permitted. The Company chose to prospectively adopt this standard on January 3, 2010
NOTE 3— FAIR VALUE OF FINANCIAL AND NONFINANCIAL INSTRUMENTS
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in thousands):

	Fair Value Measurements on January 2, 2010
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:(1)
Money market mutual funds	$13,606	$—	$—
Liabilities
Deferred acquisition payments(2)	$—	$—	$60,963

	Fair Value Measurements on April 3, 2010
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:(1)
Money market mutual funds	$13,606	$—	$—
Liabilities
Deferred acquisition payments(2)	$—	$—	$63,037

(1)	Cash and cash equivalents totaled $132,403 as of April 3, 2010, and were comprised of $13,606 of money market mutual funds and $118,797 of bank deposits. Cash and cash equivalents totaled $228,430 as of January 2, 2010, and were comprised of $13,606 of money market mutual funds and $214,824 of bank deposits.

(2)	Deferred acquisition payments represent the fair value of estimated acquisition payments that are contingent upon Retail Convergence, Inc. (“Rue La La”) achieving specified minimum earnings thresholds over one or more years. The Company utilized a discounted cash flow model that incorporated several different assumptions of future performance and a discount rate of 13.6% to determine fair value. The Company accreted $3,025 of its deferred acquisition payments from the acquisition date of Rue La La through April 3, 2010, and $951 through January 2, 2010, and the corresponding charge was recorded to changes in fair value of deferred acquisition payments on the Condensed Consolidated Statements of Operations.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

Three Months Ended
April 3, 2010
Balance, beginning of period	$60,963
Changes in fair value of deferred acquisition payments included in the Company’s Condensed Consolidated Statements of Operations	2,074

Balance, end of period	$63,037

NOTE 4—PROPERTY AND EQUIPMENT
The major classes of property and equipment, at cost, as of January 2, 2010 and April 3, 2010 are as follows:

	January 2,	April 3,
	2010	2010
Computer hardware and software	$231,954	$247,019
Building and building improvements	44,822	44,886
Furniture, warehouse and office equipment, and other	45,722	46,478
Land	7,889	7,889
Leasehold improvements	8,847	8,863
Capitalized leases	29,132	29,132

	368,366	384,267
Less: Accumulated depreciation	(205,037)	(218,749)

Property and equipment, net	$163,329	$165,518

The Company’s net book value in capital leases, which consist of warehouse equipment and computer hardware, was $17,186 as of April 3, 2010 and $18,500 as of January 2, 2010. Amortization of capital leases is included within depreciation and amortization expense on the Condensed Consolidated Statements of Operations. Interest expense recorded on capital leases was $321 for the three-month period ended April 3, 2010 and $396 for the three-month period ended April 4, 2009.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the changes in the carrying amount of goodwill for each of the Company’s reportable segments:

	E-Commerce	Marketing	Consumer
	Services	Services	Engagement	Consolidated
January 2, 2010	$83,090	$117,025	$172,888	$373,003
Foreign currency translation	(392)	—	—	(392)

April 3, 2010	$82,698	$117,025	$172,888	$372,611

The Company’s intangible assets are as follows:

			Weighted-
	January 2,	April 3,	Average
	2010	2010	Life
			(in years)
Gross carrying value of intangible assets subject to amortization:
Customer contracts	$41,190	$41,190	2.4
Member relationships	22,200	22,200	2.6
Supplier relationships	11,186	11,186	3.4
Non-compete agreements	4,079	4,079	3.0
Purchased technology	4,805	4,805	4.0
Trade names	840	840	1.5
Foreign currency translation	(482)	(605)

	83,818	83,695	2.7
Accumulated amortization:
Customer contracts	(22,907)	(24,544)
Member relationships	(489)	(2,029)
Supplier relationships	—	(236)
Non-compete agreements	(2,888)	(3,227)
Purchased technology	(2,428)	(2,735)
Trade names	(532)	(578)
Foreign currency translation	72	148

	(29,172)	(33,201)
Net carrying value:
Customer contracts	18,283	16,646
Member relationships	21,711	20,171
Supplier relationships	11,186	10,950
Non-compete agreements	1,191	852
Purchased technology	2,377	2,070
Trade names	308	262
Foreign currency translation	(410)	(457)

Total intangible assets subject to amortization, net	54,646	50,494

Indefinite life intangible assets:
Trade names	78,229	78,229

Total intangible assets	$132,875	$128,723

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
Amortization expense of intangible assets was $4,105 for the three-month period ended April 3, 2010 and $2,448 for the three-month period ended April 4, 2009. Estimated future amortization expense related to intangible assets as of April 3, 2010, is as follows:

Fiscal 2010	$11,989
Fiscal 2011	14,260
Fiscal 2012	10,105
Fiscal 2013	7,715
Fiscal 2014	6,425

$50,494

NOTE 6—ACQUISITIONS
On November 17, 2009, the Company completed the acquisition of 100% of the outstanding common stock of Rue La La pursuant to the terms of an Agreement and Plan of Merger dated October 27, 2009.
Unaudited Pro Forma Financial Information
The financial information in the table below summarizes the combined results of operations of the Company and Rue La La on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had actually taken place at the beginning of each of the periods presented and is not intended to be a projection of future results or trends.

	Three Months Ended
	April 4,	April 3,
	2009	2010
Net revenues	$224,658	$272,592
Net loss	$(17,537)	$(8,125)

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE 7—LONG-TERM DEBT AND CREDIT FACILITY
The following table summarizes the Company’s long-term debt as of:

	January 2,	April 3,
	2010	2010
Convertible notes	$172,391	$175,200
Notes payable (1)	12,479	12,428
Capital lease obligations	20,923	19,450
Line of credit	—	—

Total debt	205,793	207,078
Less: Current portion of convertible notes	(55,443)	(56,675)
Less: Current portion of notes payable	(195)	(199)
Less: Current portion of capital lease obligations	(5,065)	(5,047)

Total long-term debt	$145,090	$145,157

(1)	The estimated fair market value of the notes payable approximated their carrying value as of April 3, 2010 and January 2, 2010.
3% Convertible Notes due 2025
In 2005, the Company completed a public offering of $57,500 aggregate principal amount of 3% subordinated convertible notes due June 1, 2025. The notes bear interest at 3%, payable semi-annually on June 1 and December 1.
Holders may convert the notes into shares of the Company’s common stock (or cash or a combination of the Company’s common stock and cash, if the Company so elects) at a conversion rate of 56.1545 shares per $1,000 principal amount of notes (representing a conversion price of approximately $17.81 per share). Based on the Company’s closing stock price of $27.88 on April 3, 2010, the if-converted value of the notes exceeds the aggregate principal amount of the notes by $32,515.
In April 2010, the Company called the notes for redemption on June 7, 2010. Any notes not converted to common stock prior to the close of business on June 4, 2010, will be redeemed for cash at 100% of the principal amount of the notes.
The following table provides additional information about the Company’s 3% convertible notes:

	As of	As of
	January 2, 2010	April 3, 2010
Carrying amount of the equity component	$18,187	$18,187
Principal amount of the liability component	$57,500	$57,500
Unamortized discount of liability component	$2,057	$825
Net carrying amount of liability component	$55,443	$56,675
Remaining amortization period of discount		2 months
Effective interest rate on liability component		12.00%

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The following table provides the components of interest expense for the Company’s 3% convertible notes:

	Three Months Ended
	April 4,	April 3,
	2009	2010
Amortization of the discount on the liability component	$1,096	$1,232
Contract interest coupon	431	431
Amortization of the liability component of the issue costs	97	104

Interest expense	$1,624	$1,767

The estimated fair market value of the 3% subordinated convertible notes was $89,916 as of April 3, 2010 and $82,584 as of January 2, 2010 based on quoted market prices.
2.5% Convertible Notes due 2027
In 2007, the Company completed a private placement of $150,000 of aggregate principal amount of 2.5% subordinated convertible notes due June 1, 2027, raising net proceeds of approximately $145,000, after deducting initial purchaser’s discount and issuance costs. The notes bear interest at 2.5%, payable semi-annually on June 1 and December 1.
Holders may convert the notes into shares of the Company’s common stock (or cash or a combination of the Company’s common stock and cash, if the Company so elects) at a conversion rate of 33.3333 shares per $1,000 principal amount of notes (representing a conversion price of approximately $30.00 per share) beginning on March 1, 2014. Holders can require the Company to repurchase the notes for 100% of principal amount of the notes on June 1, 2014. At any time on or after June 8, 2014, the Company may redeem any of the notes for cash at a redemption price of 100% of their principal amount, plus accrued and unpaid interest, if any, up to but excluding, the redemption date. Based on the Company’s closing stock price of $27.88 on April 3, 2010, the if-converted value of the notes does not exceed the aggregate principal amount of the notes.
The following table provides additional information about the Company’s 2.5% convertible notes:

	As of	As of
	January 2, 2010	April 3, 2010
Carrying amount of the equity component	$26,783	$26,783
Principal amount of the liability component	$150,000	$150,000
Unamortized discount of liability component	$33,052	$31,475
Net carrying amount of liability component	$116,948	$118,525
Remaining amortization period of discount		50 months
Effective interest rate on liability component		8.60%
The following table provides the components of interest expense for the Company’s 2.5% convertible notes:

	Three Months Ended
	April 4,	April 3,
	2009	2010
Amortization of the discount on the liability component	$1,450	$1,577
Contract interest coupon	938	938
Amortization of the liability component of the issue costs	112	119

Interest expense	$2,500	$2,634

The estimated fair market value of the 2.5% subordinated convertible notes was $165,375 as of April 3, 2010 and $157,125 as of January 2, 2010 based on quoted market prices.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
Credit Facility
In March 2010, the Company amended and expanded its existing secured revolving credit facility. By exercising the accordion feature in its existing credit facility, the Company expanded the credit facility by $60,000 to $150,000. The credit facility is available for letters of credit, working capital, and general corporate purposes, including possible acquisitions. The $150,000 secured revolving credit facility provides for the issuance of up to $30,000 of letters of credit, which is included in the $150,000 available under the secured revolving credit facility. The secured revolving credit facility is collateralized by substantially all of the Company’s assets. The Company may elect to have amounts outstanding under the credit facilities bear interest at either a LIBOR rate plus an applicable margin of 2.0% to 3.25%, the prime rate plus an applicable margin of 2.0% to 3.25%, Daily LIBOR plus 1.0% plus an applicable margin of 2.0% to 3.25%, or at the Federal Funds Open Rate plus 0.5% plus an applicable margin of 2.0% to 3.25%. The applicable margin is determined by the leverage ratio of funded debt to EBITDA, as defined in the credit facility. The Company had no outstanding borrowings and $7,236 of outstanding letters of credit under the secured revolving credit facility as of April 3, 2010.
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

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
Operating and Capital Commitments
The following summarizes the Company’s principal operating and capital commitments as of April 3, 2010:

	Payments due by fiscal year
	2010	2011	2012	2013	2014	Thereafter	Total

Operating lease obligations(1)	$15,539	$18,738	$18,476	$14,375	$10,876	$17,662	$95,666
Purchase obligations and marketing commitments(1)	51,757	13,403	13,403	4,876	3,570	45,000	132,009
Client revenue share payments(1)	13,638	21,400	14,658	4,368	4,491	24,269	82,824
Debt interest(1)	5,632	4,509	4,497	4,481	2,278	8,784	30,181
Debt obligations	57,645	209	563	237	150,253	11,022	219,929
Capital lease obligations, including interest(2)	4,558	6,119	5,815	3,671	1,789	—	21,952
Deferred acquisition payments(3)	1,250	1,050	750	1,000	—	—	4,050

Total	$150,019	$65,428	$58,162	$33,008	$173,257	$106,737	$586,611

(1)	Not required to be recorded in the Condensed Consolidated Balance Sheet as of April 3, 2010 in accordance with accounting principles generally accepted in the United States of America.

(2)	Capital lease obligations, excluding interest, are recorded in the Condensed Consolidated Balance Sheets.

(3)	The Company will be obligated to pay up to an additional $170,000 over a three year period beginning with fiscal 2010 contingent on Rue La La’s achievement of certain financial targets, of which the Company has the ability to pay up to $44,100 with shares of the Company’s common stock.
Approximately $2,161 of unrecognized tax benefits have been recorded as liabilities as of April 3, 2010, and the Company is uncertain as to if or when such amounts may be settled; as a result, these obligations are not included in the table above. Changes to these tax contingencies that are reasonably possible in the next 12 months are not expected to be material.
NOTE 9—STOCK AWARDS
The Company currently maintains the 2005 Equity Incentive Plan (“the Plan”) which provides for the grant of equity to certain employees, directors and other persons. As of April 3, 2010, 446 shares of common stock were available for future grants under the Plan. The equity awards granted under the Plan generally vest at various times over periods ranging up to five years and have terms of up to ten years after the date of grant, unless the optionee’s service to the Company is interrupted or terminated.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
Stock Options and Warrants
The following table summarizes the stock option and warrant activity for the three-month period ended April 3, 2010:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	(in thousands)	Price	Life (in years)	Value
Outstanding at January 2, 2010	3,252	$9.88
Granted	—	$—
Exercised	(677)	$10.25
Forfeited/Cancelled	(1)	$14.21

Outstanding at April 3, 2010	2,574	$9.78	2.68	$46,598

Vested and expected to vest at April 3, 2010	2,574	$9.78	2.68	$46,598

Exercisable at April 3, 2010	2,574	$9.78	2.68	$46,598

The Company recognized no stock-based compensation expense for stock options for the three-month periods ended April 3, 2010 and April 4, 2009, as all options were fully vested.
Restricted Stock Units and Awards
The following table summarizes the restricted stock unit and restricted stock award activity for the three-month period ended April 3, 2010:

		Weighted
	Number of	Average
	Shares	Grant Date
	(in thousands)	Fair Value
Nonvested shares at January 2, 2010	4,294	$16.64
Granted	1,081	$27.48
Vested	(1,089)	$15.22
Forfeited/Cancelled	(21)	$12.20

Nonvested shares at April 3, 2010	4,265	$19.77

The Company recognized $6,678 and $6,700 of stock-based compensation expense for restricted stock for the three-month periods ended April 3, 2010 and April 4, 2009 respectively.
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
The Company’s tax provision for the three months ended April 3, 2010 was determined using an estimate of its annual effective tax rate which is 65.3% for fiscal 2010 plus any discrete items that affect taxes that occur during the quarter. The effective tax rate is higher than the 35% federal statutory tax rate primarily due to non-deductible permanent items. Estimated annual losses from international operations yield no tax benefit and were removed from the calculation of the estimated annual effective tax rate. The Company does not provide for U.S. taxes on its undistributed earnings of foreign subsidiaries, if any, since it intends to invest such undistributed earnings indefinitely outside of the U.S.
The Company’s reported effective tax rate for the three months ended April 3, 2010 was 55.8%. The annual effective tax rate of 65.3% was different from the actual tax rate of 55.8% primarily due to losses in foreign operations that generate no tax benefit and therefore are not included in the pre-tax book income calculation for the annual effective tax rate partially offset by the benefit from certain discrete items.
The reported effective tax rate for the three months ended April 4, 2009 was 37.6%. The annual effective tax rate of 37.9% was different from the actual tax rate of 37.6% primarily due to the benefit from certain discrete state items partially offset by losses in foreign operations that generate no tax benefit and therefore they are not included in the pre-tax book income calculation for the annual effective tax rate.
The total amount of liabilities, interest and penalties related to uncertain tax positions and recognized in the Condensed Consolidated Balance Sheets were $2,161 as of April 3, 2010, and $2,052 as of January 2, 2010. The Company recorded an increase in liabilities, including interest and penalties for uncertain tax positions that were recorded as income tax expense of $109 for the three month period ended April 3, 2010 and an income tax expense of $85 for the three month period ended April 4, 2009.
NOTE 11—LOSS PER SHARE
Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the fiscal year.
The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on net loss per share would have been anti-dilutive for the three-month periods ended:

	April 4,	April 3,
	2009	2010
Stock units and awards	4,752	4,265
Stock options and warrants	4,138	2,574
Convertible notes	8,229	8,229

	17,119	15,068

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE 12 — COMPREHENSIVE LOSS
Comprehensive loss is computed as net loss plus certain other items that are recorded directly to shareholders’ equity in accordance with standards of accounting for “Reporting Comprehensive Income.” Comprehensive loss is calculated as follows:

	Three Months Ended
	April 4,	April 3,
	2009	2010
Net loss	$(12,110)	$(8,125)
Other comprehensive loss:
Cumulative translation adjustment	(62)	(703)

Comprehensive loss	$(12,172)	$(8,828)

NOTE 13—SEGMENT INFORMATION
The Company operates three reportable segments: e-commerce services, marketing services and consumer engagement. For e-commerce services, the Company delivers customized solutions to its clients through an integrated platform which is comprised of three components: technology, fulfillment and customer care. For marketing services, the Company offers a comprehensive digital and traditional agency and e-mail marketing services that include brand development and strategic account planning, user experience and creative design, marketing, traditional advertising, media buying, video, marketing content and promotional development, e-mail marketing and distribution, Web store usability, and product photography and content development. For consumer engagement, the Company offers an online platform on which retailers and brands can sell excess inventory through private sales as well as in the off-price marketplace.
The Company manages its segments and makes financial decisions and allocates resources based on an internal management reporting process that provides segment revenue and segment operating income before depreciation, amortization, changes in fair value of deferred acquisition payments and stock-based compensation expense. The Company believes that segment operating income before depreciation, amortization, changes in fair value of deferred acquisition payments and stock-based compensation expense is an appropriate measure of evaluating the operational performance of the Company’s segments. The Company also uses these metrics for planning, forecasting and analyzing future periods. However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.
The Company manages its working capital on a consolidated basis and does not allocate long-lived assets to segments. Pursuant to accounting standards for “Disclosures about Segments of an Enterprise and Related Information,” total segment assets have not been disclosed.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The following tables present summarized information by segment:

	Three Months Ended April 4, 2009
	E-Commerce	Marketing	Consumer	Intersegment
	Services	Services	Engagement	Eliminations	Consolidated
Net revenues	$178,510	$25,122	$—	$(7,157)	$196,475
Costs and expenses before depreciation, amortization, changes in fair value of deferred acquisition payments and stock-based compensation expense	174,841	20,970	—	(7,157)	188,654

Operating income before depreciation, amortization, changes in fair value of deferred acquisition payments and stock-based compensation expense	3,669	4,152	—	—	7,821
Depreciation and amortization					15,401
Changes in fair value of deferred acquisition payments					—
Stock-based compensation expense					6,954

Loss from operations					(14,534)

Interest expense					4,796
Interest income					(151)
Other expense, net					229

Loss before income taxes					$(19,408)

	Three Months Ended April 3, 2010
	E-Commerce	Marketing	Consumer	Intersegment
	Services	Services	Engagement	Eliminations	Consolidated
Net revenues	$201,372	$38,371	$44,454	$(11,605)	$272,592
Costs and expenses before depreciation, amortization, changes in fair value of deferred acquisition payments and stock-based compensation expense	193,383	28,804	47,176	(11,605)	257,758

Operating income (loss) before depreciation, amortization, changes in fair value of deferred acquisition payments and stock-based compensation expense	7,989	9,567	(2,722)	—	14,834
Depreciation and amortization					18,761
Changes in fair value of deferred acquisition payments					2,074
Stock-based compensation expense					6,931

Loss from operations					(12,932)

Interest expense					5,208
Interest income					(234)
Other expense, net					474

Loss before income taxes					$(18,380)

The Company’s operations are substantially within the United States.

NOTE 14—SUBSEQUENT EVENTS
On April 30, 2010, e-Dialog Inc. (“e-Dialog”), a wholly owned subsidiary of the Company, acquired all of the issued and outstanding capital stock of MBS Insight, Inc. (“MBS”), a wholly owned subsidiary of World Marketing, Inc. for $22,500 in cash. The purchase price is subject to increase or decrease, to the extent that the working capital of MBS is more or less than the agreed working capital target of $1,500. MBS is a database marketing solutions provider that offers a unique mix of knowledge-based marketing services and solutions that help marketers innovate, advance, and automate their marketing efforts for greater return on their investment. The Company believes the acquisition of MBS strengthens e-Dialog’s position of providing marketers with an operational, multichannel view of the customer in order to understand customer behavior and preferences in real time.
Due to the timing of the acquisition, the Company has not commenced the process of assigning a fair value to the various tangible and intangible assets acquired, including goodwill, and therefore has not provided fair value information relating to MBS’s assets acquired and liabilities assumed as of the acquisition date.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
All statements made in this Annual Report on Form 10-Q, other than statements of historical fact, are forward-looking statements, as defined under federal securities law. The words “look forward to,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “could,” “guidance,” “potential,” “opportunity,” “continue,” “project,” “forecast,” “confident,” “prospects,” “schedule,” “designed,” “future” “discussions,” “if” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, consumer spending, the financial markets and the industries in which we and our clients operate, changes affecting the Internet e-commerce and marketing service, our ability to develop and maintain relationships with clients and suppliers and the timing of our establishment, extension or termination of our relationships with clients, our ability to timely and successfully develop, maintain and protect our technology, confidential and proprietary information, and product and service offerings, our ability to execute operationally to attract and retain qualified personnel, to successfully integrate our recent acquisitions, and the performance of acquired businesses. More information about potential factors that could affect us are described in Part I, Item 1A in our Form 10-K for the fiscal year ended January 2, 2010, filed with the SEC on March 5, 2010, and in Part II, Item 1A of this Quarterly Report. We expressly disclaim any intent or obligation to update these forward-looking statements.
Executive Overview
First Quarter of Fiscal 2010 Financial Results and Significant Events:
•	Net revenues increased by $76.1 million, or 39%, compared to the first quarter of fiscal 2009. Net revenues from product sales increased by $53.1 million and service fee revenues increased $23.0 million. Net revenues for our consumer engagement segment were $44.4 million from Retail Convergence, Inc. (“Rue La La”), which we acquired in November 2009, our e-commerce services segment increased $22.9 million, and our marketing services segment increased $13.3 million.
•	Net loss was $8.1 million in the first quarter of fiscal 2010, including a benefit for income taxes of $10.3 million, compared to a net loss of $12.1 million in the first quarter of fiscal 2009, including a tax benefit of $7.3 million. Loss from operations improved to $12.9 million in the first quarter of fiscal 2010 compared to a loss of $14.5 million in the first quarter of fiscal 2009.
•	In March 2010, we amended and expanded our existing secured revolving credit facility by $60 million to $150 million. The credit facility is available for letters of credit, working capital and general corporate purposes, including possible acquisitions.
2010 Outlook:
•	We continue to expect an increase in net revenue in fiscal 2010, with the majority of the increase to be generated by our consumer engagement segment. We also expect increased revenues in fiscal 2010 from e-commerce services and marketing services. We expect our income from operations in fiscal 2010 to increase. We expect our capital expenditures to increase in fiscal 2010, and that they will be similar to our capital expenditures in fiscal 2008 as we increase investments in our infrastructure and technology and as we integrate Rue La La. We believe we will have a net loss in fiscal 2010.
Results of Operations
Three-month period ended April 3, 2010 and April 4, 2009 (amounts in tables in millions):
Net Revenues
We derive our net revenues from product sales and service fees.

Net Revenues from Product Sales. Net revenues from product sales are derived from the sale of products owned by us through our clients’ e-commerce Web stores as well as through the Web stores in our consumer engagement segment. Net revenues from product sales include outbound shipping charges for all of our Web stores for which we provide fulfillment services. Net revenues from product sales are net of allowances for returns and discounts and exclude sales tax. We recognize revenue from product sales and shipping when title and risk of ownership passes to the consumer either upon shipment of products to customers or upon receipt of products by customers dependent upon the terms and conditions of the Web store. Our revenue recognition accounting estimates contain uncertainties because they require management to make assumptions and to apply judgment to estimate future sales returns.
Service Fee Revenues. Service fee revenues primarily include revenues from the provision of e-commerce services and marketing services. E-commerce service fee revenues are generated from a client’s use of one or more of our e-commerce platform components, which include technology, fulfillment and customer care, as well as from professional services and gift card breakage. Marketing services service fee revenues are generated from online marketing, advertising, email and design services. E-commerce service fee revenues can be fixed or variable and are based on the activity performed, the value of merchandise sold, or the gross profit from a transaction.

					First Qtr Fiscal 2010
					vs.
					First Qtr Fiscal 2009
	First Qtr Fiscal 2009		First Qtr Fiscal 2010		Increase/(Decrease)	% Change
Net Revenues by Type:
Net revenues from product sales	$106.2	54%	$159.3	58%	$53.1	50%
Service fee revenues	90.3	46%	113.3	42%	23.0	25%

Total net revenues	$196.5	100%	$272.6	100%	$76.1	39%

Net Revenues by Segment:
E-Commerce services	$178.5	91%	$201.4	74%	$22.9	13%
Marketing services	25.1	13%	38.4	14%	13.3	53%
Consumer engagement	—	0%	44.4	16%	44.4	100%
Intersegment eliminations	(7.1)	(4%)	(11.6)	(4%)	(4.5)	63%

Total net revenues	$196.5	100%	$272.6	100%	$76.1	39%

Net Revenues by Type
Net Revenues from Product Sales. Net revenues from product sales increased by $53.1 million in the first quarter of fiscal 2010 primarily due to $44.0 million of revenues from Rue La La which we acquired in November 2009. Shipping revenue for all clients for which we provide fulfillment services increased by $10.4 million, of which $3.9 million was from Rue La La.
Service Fee Revenues. Service fee revenues increased by $23.0 million in the first quarter of fiscal 2010 due to an increase in revenues from our e-commerce services segment and the growth of our marketing services segment. Of the $23.0 million increase, $13.7 million was from our e-commerce services segment primarily due to increases in revenue from clients that operated for the entirety of both periods, $13.3 million was from our marketing services segment which includes $4.5 million of intersegment service fee revenue that is eliminated during corporate consolidation, and $0.5 million was from our consumer engagement segment.
For the remainder of fiscal 2010, we expect total net revenues to increase due to the addition of Rue La La as well as from the continued growth of our e-commerce services and marketing services segments.
Net Revenues by Segment
E-Commerce Services Segment Revenues. Net revenues from e-commerce services increased by $22.9 million in the first quarter of fiscal 2010 due to a $13.8 million increase in service fee revenues and a $9.1 million increase in net revenues from product sales.
Of the $22.9 million increase in net revenues from our e-commerce services segment, $21.0 million was from clients that operated for the entirety of both periods and $1.9 million from clients that began generating revenue for us after the first quarter of fiscal 2009.

Marketing Services Segment Revenues. Net revenues increased by $13.3 million, or 53%, primarily due to growth in TrueAction’s user experience and creative design and online marketing services, as well as the growth of e-Dialog’s e-mail marketing services business.
Consumer Engagement Segment Revenues. Net revenues were $44.4 million and were all attributable to Rue La La which we acquired in November 2009.
Costs and Expenses
Cost of Revenues from Product Sales. Costs of revenues from product sales consist primarily of direct costs associated with (i) products we own that we sell through our clients’ Web stores, (ii) products we own that we sell through the Web stores in our consumer engagement segment, and (iii) shipping expenses for all Web stores for which we provide fulfillment services in our e-commerce segment and all shipping expenses from the Web stores in our consumer engagement segment. Costs of revenues from product sales were attributable to our e-commerce services and consumer engagement segments.
Marketing. Marketing expenses consist primarily of net client revenue share charges, promotional free shipping and subsidized shipping and handling costs, catalog costs, and net advertising and promotional expenses. Marketing expenses support our net revenues from product sales.
Account Management and Operations. Account management and operations expenses consist primarily of costs to operate our fulfillment centers and customer care centers, credit card fees, and payroll related to our buying, business management, operations and sales and marketing functions.
Product Development. Product development expenses consist primarily of expenses associated with planning, maintaining and operating our e-commerce and e-mail technology platforms and related systems, and payroll and related expenses for engineering, production, creative and management information systems.
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

	First Quarter		First Quarter		First Quarter of Fiscal 2010
	of Fiscal 2009		of Fiscal 2010		vs.
		% of		% of	First Quarter of Fiscal 2009
		Net		Net	Increase /
	$	Revenues	$	Revenues	(Decrease)	% Change
Cost of revenues from product sales	$79.4	41%	$117.5	43%	$38.1	48%
Marketing	10.9	6%	10.8	4%	(0.1)	(1%)
Account management and operations	57.7	29%	77.7	28%	20.0	35%
Product development	28.3	14%	34.3	13%	6.0	21%
General and administrative	19.3	9%	24.4	9%	5.1	26%
Depreciation and amortization	15.4	8%	18.7	7%	3.3	21%
Changes in fair value of deferred acquisition payments	—	0%	2.1	1%	2.1	100%

Total costs and expenses	$211.0	107%	$285.5	105%	$74.5	35%

Cost of Revenues from Product Sales:

	First Qtr	First Qtr
	Fiscal 2009	Fiscal 2010
Cost of revenues from product sales	$79.4	$117.5
As a percentage of net revenues from product sales	75%	74%
Cost of revenues from product sales increased by $38.1 million in the first quarter of fiscal 2010. The majority of the increase was from Rue La La, and we also had increases from shipping costs. As a percentage of net revenues, cost of revenues from product sales increased from 41% to 43% primarily due to Rue La La. Service fee revenues have no associated cost of revenue. Rue La La’s cost of revenues from product sales as a percentage of net revenues was higher than in our e-commerce business because a substantial majority of Rue La La’s revenues are net revenue from product sales. However, 42% of the total e-commerce net revenues are service fee revenues.
The decrease in cost of revenues from product sales as a percentage of net revenues from product sales from 75% to 74% is due to a decrease in shipping revenue as a percentage of net revenue from product sales from 25% in the first quarter of fiscal 2009 to 23% in the first quarter of fiscal 2010. Our cost of generating shipping revenue is higher than our cost of generating revenues from other product sales.
Marketing:

	First Qtr	First Qtr
	Fiscal 2009	Fiscal 2010
Marketing	$10.9	$10.8
As a percentage of net revenues from product sales	10%	7%
Marketing expense decreased by $0.1 million in the first quarter of fiscal 2010. As a percentage of net revenues, marketing expenses decreased from 6% to 4%. The decrease in marketing expenses was due to lower client revenue share expenses. The decrease in marketing expenses as a percentage of net revenues was primarily due to both the decreased client revenue share expenses compared to last year, and the addition of Rue La La which does not have significant marketing expenses.
As a percentage of net revenues from product sales, marketing expenses decreased from 10% to 7% primarily due to the lower client revenue share expenses and the addition of Rue La La which does not incur significant marketing expenses. We expect marketing expenses to increase in absolute dollars during fiscal 2010 compared to fiscal 2009. We continue to expect a decrease in marketing expenses as a percentage of net revenues, as the percentage of Rue La La’s marketing expenses to net revenues is lower than with our e-commerce services segment.
Account Management and Operations. Account management and operations expenses increased by $20.0 million in the first quarter of fiscal 2010. As a percentage of net revenues, account management and operations expenses decreased from 29% to 28%. The increase in absolute dollars was primarily due to our acquisitions of Rue La La, Silverlign and Pepperjam in fiscal 2009, an increase in credit card fees due to increased e-commerce transactions on our platform, and increases in personnel and related costs. We expect account management and operations expenses to increase in absolute dollars in fiscal 2010 due to the acquisition of Rue La La and growth in our e-commerce services and marketing services segments.
Product Development. Product development expenses increased by $6.0 million in the first quarter of fiscal 2010. As a percentage of net revenues, product development expenses decreased from 14% to 13%. The increase in absolute dollars was primarily due to our investment to expand our technology platform as well as from the addition of Rue La La. We saw a decrease in product development expenses as a percentage of net revenues because Rue La La’s product development expenses are lower as a percentage of net revenues than our other businesses. We expect product development expenses to increase in absolute dollars in fiscal 2010 due to the acquisition of Rue La La and the expansion of our technology platform.

General and Administrative. General and administrative expenses increased by $5.1 million in the first quarter of fiscal 2010. As a percentage of net revenues, general and administrative expenses remained constant at 9%. The increase in absolute dollars was primarily due to the addition of Rue La La as well as legal fees related to litigation and mergers and acquisition costs. We expect general and administrative expenses to increase in absolute dollars in fiscal 2010 compared to fiscal 2009 primarily due to the addition of Rue La La.
Depreciation and Amortization. Depreciation and amortization expenses increased by $3.3 million in the first quarter of fiscal 2010. As a percentage of net revenues, depreciation and amortization expenses decreased from 8% to 7%. Amortization expenses increased by $1.6 million due to the intangible asset amortization related to the Rue La La acquisition. Depreciation expenses increased by $1.7 million due to the depreciation of Rue La La’s fixed assets and from prior and current year fixed asset additions. We expect our capital expenditures for fiscal 2010 to increase, and we expect depreciation expenses to increase due to the continued depreciation of Rue La La’s fixed assets and as we continue to depreciate capital expenditures made in the current and prior years. We expect amortization expenses to continue to increase in fiscal 2010 compared to fiscal 2009 due to the amortization of intangible assets of Rue La La.
Changes in Fair Value of Deferred Acquisition Payments. Changes in fair value of deferred acquisition payments expenses increased from $0 to $2.1 million in the first quarter of fiscal 2010 due to the acquisition of Rue La La. Assuming the value of the Rue La La earnout does not change, we expect changes in fair value of deferred acquisition payments to continue to increase in fiscal 2010 as we accrete our deferred acquisition payments liability up to the estimated payment amount. Any change in our assumptions about the value of future earnout payments may result in a significant change to our change in fair value of deferred acquisition payments.
Other (Income) Expense

	First Quarter		First Quarter		First Quarter of Fiscal 2010
	of Fiscal 2009		of Fiscal 2010		vs.
		% of		% of	First Quarter of Fiscal 2009
		Net		Net	Increase /
	$	Revenues	$	Revenues	(Decrease)	% Change
Interest expense	$4.8	1%	$5.2	2%	$0.4	8%
Interest income	(0.1)	0%	(0.3)	0%	(0.2)	200%
Other (income) expense	0.2	0%	0.5	0%	0.3	150%

Total other expenses	$4.9	1%	$5.4	2%	$0.5	10%

Total other expenses increased by $0.5 million in the first quarter of fiscal 2010. Interest expense increased by $0.4 million due to the amortization of the debt discount on our convertible notes in accordance with the FASB’s accounting standard for “Convertible Debt Instruments that May Be Settled in Cash Upon Conversion, (Including Partial Cash Settlement).” The $0.2 million increase in interest income was due to larger average cash balances held during the first quarter of fiscal 2010 than during first quarter of fiscal 2009. The $0.3 million increase in other (income) expense was due to increase in foreign currency exchange losses on transactions denominated in currencies other than the functional currency.
Income Taxes
We recorded a benefit of $10.3 million in the first three months of fiscal 2010. Our tax provision for interim periods was determined using an estimate of our annual effective tax rate which is 65.3% for fiscal 2010 plus any discrete items that effect taxes that occur during the quarter. The effective tax rate is higher than the 35% federal statutory tax rate primarily due to non-deductible permanent book to tax differences. Estimated annual losses from international operations yield no tax benefit and were removed from the calculation of the estimated annual effective tax rate. We do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries, if any, since we intend to invest such undistributed earnings indefinitely outside of the U.S.
As of January 2, 2010, we had available federal net operating loss carryforwards of approximately $507.3 million which expire in the years 2010 through 2029. As of January 2, 2010, we had available state net operating loss carryforwards of approximately $268.6 million which expire in the years 2010 through 2029 and foreign net operating loss carryforwards of approximately $18.7 million that either begin expiring in 2023 or have no expiration date. A portion of these net operating loss carryforwards are offset by a valuation allowance. Management monitors all available positive and negative evidence related to our ability to utilize our deferred tax assets. Should management determine that it is more likely than not that these deferred tax assets will be utilized, we will release a portion of the remaining valuation allowance. Should management determine that it is more likely than not that these deferred tax assets will not be utilized, we will increase the valuation allowance.

We have federal net operating losses of approximately $308.6 million (out of a total of $507.3 million) that will expire as a result of the Internal Revenue Code Section 382 limitation regardless of the amount of future taxable income, and thus has a full valuation allowance recorded against this deferred tax asset.
Seasonality
We have experienced and expect to continue to experience seasonal fluctuations in our revenues from e-commerce services. These seasonal patterns will cause quarterly fluctuations in our operating results. We also expect to experience seasonal fluctuations from consumer engagement, but to a lesser degree than with our e-commerce services. We experience less seasonality in our revenues from marketing services. The fourth fiscal quarter has accounted for and is expected to continue to account for a disproportionate percentage of our total annual revenues. We believe that results of operations for any quarterly period may not be indicative of the results for any other quarter or for the full year.
Liquidity and Capital Resources

	As of
	January 2,	April 3,
	2010	2010
	(in millions)
Cash and cash equivalents	$228.4	$132.4
Percentage of total assets	21%	14%
We have called all of our $57.5 million 3% convertible notes for redemption on June 7, 2010. We expect substantially all of the notes to be converted into common stock. Any notes not converted into common stock prior to the close of business on June 4, 2010 will be redeemed for cash at 100% of the principal value of the notes.
Sources of Cash
Our principal sources of liquidity in the first three months of fiscal 2010 were our cash and cash equivalents balances. As of April 3, 2010, we had cash and cash equivalents totaling $132.4 million, compared to $228.4 million of cash and cash equivalents as of January 2, 2010. Our cash equivalents are comprised of money market mutual funds.
We also generated $5.5 million of cash from financing activities primarily from the proceeds from exercise of common stock options in the first three months of fiscal 2010, compared to using $1.2 million of cash from financing activities in the first three months of fiscal 2009.
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
As of April 3, 2010 and January 2, 2010, we had no outstanding borrowings under our secured revolving bank credit facility. The credit facility contains financial and restrictive covenants that limit our ability to engage in activities that may be in our long term best interests. We do not believe the financial covenants will limit our ability to utilize the entire borrowing availability in fiscal 2010, if necessary.
Uses of Cash
We used $85.2 million and $72.6 million of cash to fund operating activities in the first three months of fiscal 2010 and fiscal 2009, respectively.
Our capital expenditures totaled $15.9 million and $7.4 million in the first three months of fiscal 2010 and fiscal 2009, respectively. Our capital expenditures have generally comprised purchases of computer hardware and software, internally developed software, and furniture and fixtures. We continue to expect an increase in capital expenditures in fiscal 2010.

Outlook
We expect to generate positive cash flow from operations in fiscal 2010, the majority of which will be generated in our fourth fiscal quarter. We have called all of our $57.5 million 3% convertible notes for redemption on June 7, 2010, and we expect substantially all of the notes to be converted into common stock. Any notes not converted into common stock prior to the close of business on June 4, 2010 will be redeemed for cash at 100% of the principal value of the notes. We believe that our cash flow from operating activities, cash and cash equivalents balances, and borrowing availability under our secured revolving credit facility will be sufficient to meet our anticipated operating cash needs for at least the next 12 months, which includes any deferred acquisition payments. However, any projections of future cash needs and cash flows are subject to substantial uncertainty.
We continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities, or repurchase, refinance, or otherwise restructure our long-term debt for strategic reasons or to further strengthen our financial position. Our secured revolving bank credit facility contains negative covenants including prohibitions on our ability to incur additional indebtedness. The sale of additional equity or convertible debt securities would likely be dilutive to our stockholders. We expect to issue up to 3.2 million shares of our common stock in connection with our redemption of 3% convertible notes on June 7, 2010. In addition, we will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services, and technologies, which might affect our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that additional lines-of-credit or financing instruments will be available in amounts or on terms acceptable to us, if at all.
Critical Accounting Policies
The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect our assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates under different conditions. For a full description of our critical accounting policies, see Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2009 Annual Report on Form 10-K for the fiscal year ended January 2, 2010, filed with the SEC on March 5, 2010.
Recent Accounting Pronouncements
See Item 1 of Part I, “Financial Statements — Note 2, Summary of Significant Accounting Policies” for recent accounting pronouncements that could have an effect on us.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no significant changes in market risks for the fiscal quarter ended April 3, 2010. See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010 filed with the Securities and Exchange Commissions (“SEC”) on March 5, 2010.

ITEM 4:	CONTROLS AND PROCEDURES.
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation, as of April 3, 2010, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e).
Based on this evaluation, our chief executive officer and our chief financial officer have concluded that, as of April 3, 2010, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective at the reasonable assurance level, to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. We monitor and evaluate on an ongoing basis our internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, we modify and refine our internal processes and controls as conditions warrant. As required by Rule 13a-15(d), our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended April 3, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fiscal quarter ended April 3, 2010.

PART II — OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS.
See Item 1 of Part I, “Financial Statements — Note 7, Commitments and Contingencies.”

ITEM 1A:	RISK FACTORS.
Our Annual Report on Form 10-K for the fiscal year ended January 2, 2010, filed with the Securities and Exchange Commission on March 5, 2010, includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in our Form 10-K for the fiscal year ended December 29 2007.
Our substantial leverage and significant debt service obligations could adversely affect our financial condition and our ability to fulfill our obligations and operate our business.
We currently have and expect to continue to have a significant amount of indebtedness. As of April 3, 2010, including our outstanding convertible notes, borrowings under our secured revolving bank credit facility and capital leases, we had approximately $207.1 million of indebtedness outstanding with an aggregate principal amount of $239.4 million and we had $150 million of borrowing capacity under the revolving portion of our secured revolving bank credit facility. We may also incur additional indebtedness in the future. On June 1, 2010, holders of our 3% convertible notes due 2025, referred to as the “3% convertible notes,” are permitted to require us to repurchase the 3% convertible notes for 100% of the principal amount outstanding ($57.5 million as of April 3, 2010) plus accrued and unpaid interest. However, we expect that substantially all of the 3% convertible notes will be converted by their holders into common stock, and we expect to have sufficient liquidity from our cash from operating activities, our cash and cash equivalents and/or our secured revolving bank credit facility to fund required repurchases, if any. In the event of a default under the notes or the secured revolving bank credit facility, our indebtedness could become immediately due and payable and could adversely affect our financial condition.
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
We have a secured revolving bank credit facility with a borrowing capacity of $150 million. Our secured revolving bank credit facility contains restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. These covenants limit or restrict, among other things, our ability to:
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
As of January 2, 2010, we had approximately $507.3 million of U.S. Federal net operating loss carryforwards, referred to as “NOLs,” potentially available to reduce taxable income in future years. Of this amount, approximately $308.6 million will expire as a result of the Section 382 Limitation (described below in more detail) regardless of the amount of future taxable income and thus has a full valuation allowance recorded against this deferred tax asset.
Utilization of the NOLs may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, referred to as the “Code.” These ownership changes may limit the amount of NOLs that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. The issuance of securities in connection with our acquisition of Retail Convergence, Inc. and the disposition of our stock by certain selling stockholders may have resulted in an ownership change, or could result in an ownership change in the future upon subsequent dispositions of our stock. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOLs. The limitation imposed by Section 382 for any post-change year would be determined by multiplying the value of our stock immediately before the ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years, and the limitation may under certain circumstances be increased by built-in gains which may be present with respect to assets held by us at the time of the ownership change that are recognized in the five-year period after the ownership change. Our use of NOLs arising after the date of an ownership change would not be affected.
In addition, the ability to use NOLs will be dependent on our ability to generate taxable income. The NOLs may expire before we generate sufficient taxable income. There were no NOLs that expired in the fiscal years ended December 29, 2007 and January 3, 2009. The maximum NOLs that could expire if not utilized for the year ended January 2, 2010 is approximately $2.0 million.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Pursuant to the terms of a Consulting Agreement dated April 22, 2009 between Arimor, LLC (“Arimor”) and GSI Commerce Solutions, Inc., the Company agreed to issue to Arimor shares of the Company’s common stock as a fee for consulting services provided by Arimor. In the fiscal quarter ended April 3, 2010, the Company issued an aggregate of 12,174 shares of common stock to Arimor (“Arimor Shares”) pursuant to such agreement.
The issuance of the Arimor Shares were completed in accordance with Section 4(2) of the Securities Act of 1933, as amended, in offerings without any public offering or distribution. The Arimor Shares are restricted securities and include appropriate restrictive legends.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES.
None

ITEM 4:	[Reserved]
None

ITEM 5:	OTHER INFORMATION.
None

ITEM 6:	EXHIBITS.

10.1
Credit Agreement, dated as of March 24, 2010, by and among GSI Commerce Solutions, Inc., the Guarantors named therein, the Lenders named therein, PNC Bank, National Association, as administrative agent, and PNC Capital Markets LLC and Bank of America, N.A., as joint lead arrangers and joint bookrunners (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on March 26, 2009 and incorporated herein by reference)

10.2
Form of Executive Performance Restricted Stock Unit Award Grant Notice Under the GSI Commerce, Inc. 2005 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on April 6, 2010 and incorporated herein by reference)

10.3	Form of Change in Control Agreement
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 5, 2010

GSI COMMERCE, INC.
By:	/s/ MICHAEL G. RUBIN
Michael G. Rubin
Chairman, President and Chief Executive Officer

By:	/s/ MICHAEL R. CONN
Michael R. Conn
Executive Vice President, Finance and Chief Financial Officer (principal financial officer & principal accounting officer)