Form 10-Q
period 2010-07-03
GSI COMMERCE INC
filed 2010-08-04
CIK 828750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 66,333,845 shares of the registrant’s Common Stock outstanding as of the close of business on July 28, 2010.

GSI COMMERCE, INC.
FORM 10-Q
FOR THE QUARTER ENDED JULY 3, 2010
The Company’s fiscal year ends on the Saturday nearest the last day of December. The Company’s fiscal year ends are as follows:

References To	Refer to the Years Ended/Ending
Fiscal 2009	January 2, 2010
Fiscal 2010	January 1, 2011
Fiscal 2011	December 31, 2011
Fiscal 2012	December 29, 2012
Fiscal 2013	December 28, 2013
Fiscal 2014	January 3, 2015

PART I

ITEM 1:	FINANCIAL STATEMENTS
GSI COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	January 2,	July 3,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$228,430	$63,660
Accounts receivable, net	70,582	61,078
Inventory	55,678	61,945
Deferred tax assets	12,347	15,484
Prepaid expenses and other current assets	13,187	15,155

Total current assets	380,224	217,322

Property and equipment, net	163,329	172,981
Goodwill	373,003	395,541
Intangible assets, net	132,875	154,614
Long-term deferred tax assets	—	10,925
Other assets, net	12,417	30,667

Total assets	$1,061,848	$982,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$126,914	$70,107
Accrued expenses	150,173	114,194
Deferred revenue	20,645	21,026
Convertible notes	55,443	—
Current portion — long-term debt	5,260	7,529

Total current liabilities	358,435	212,856

Convertible notes	116,948	120,102
Long-term debt	28,142	27,138
Deferred acquisition payments	63,763	67,161
Deferred tax liabilities	8,534	—
Deferred revenue and other long-term liabilities	9,686	9,447

Total liabilities	585,508	436,704

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 5,000
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 90,000 and 180,000
Issued and outstanding shares — 60,033 and 66,327	600	663
Additional paid in capital	642,852	747,160
Accumulated other comprehensive loss	(1,498)	(3,007)
Accumulated deficit	(165,614)	(199,470)

Total stockholders’ equity	476,340	545,346

Total liabilities and stockholders’ equity	$1,061,848	$982,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 4,	July 3,	July 4,	July 3,
	2009	2010	2009	2010

Revenues:
Net revenues from product sales	$91,192	$146,154	$197,383	$305,429
Service fee revenues	95,989	118,075	186,273	231,391

Net revenues	187,181	264,229	383,656	536,820

Costs and expenses:
Cost of revenues from product sales	70,442	107,452	149,797	224,926
Marketing	7,054	7,702	17,915	18,509
Account management and operations	59,055	79,295	116,796	156,989
Product development	28,101	42,062	56,475	76,379
General and administrative	19,527	27,689	38,804	52,087
Depreciation and amortization	15,279	20,575	30,680	39,335
Changes in fair value of deferred acquisition payments	—	2,074	—	4,148

Total costs and expenses	199,458	286,849	410,467	572,373

Loss from operations	(12,277)	(22,620)	(26,811)	(35,553)

Other (income) expense:
Interest expense	4,759	4,739	9,555	9,947
Interest income	(54)	(71)	(205)	(305)
Other (income) expense	(394)	938	(165)	1,412

Total other expense	4,311	5,606	9,185	11,054

Loss before income taxes	(16,588)	(28,226)	(35,996)	(46,607)
Benefit for income taxes	(3,475)	(2,495)	(10,773)	(12,751)

Net loss	$(13,113)	$(25,731)	$(25,223)	$(33,856)

Basic and diluted loss per share	$(0.27)	$(0.41)	$(0.52)	$(0.55)

Weighted average shares outstanding — basic and diluted	48,681	63,286	48,304	61,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	July 4,	July 3,
	2009	2010

Cash Flows from Operating Activities:
Net loss	$(25,223)	$(33,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	25,821	30,252
Amortization	4,859	9,083
Amortization of discount on convertible notes	5,092	5,180
Changes in fair value of deferred acquisition payments	—	4,148
Stock-based compensation	13,046	14,670
Foreign currency transaction losses	(153)	1,414
Deferred income taxes	(10,737)	(13,812)
Changes in operating assets and liabilities:
Accounts receivable, net	28,156	12,701
Inventory	5,721	(6,267)
Prepaid expenses and other current assets	(923)	(1,263)
Other assets, net	1,824	352
Accounts payable and accrued expenses	(97,290)	(95,832)
Deferred revenue	155	(1,817)

Net cash used in operating activities	(49,652)	(75,047)

Cash Flows from Investing Activities:
Payments for acquisitions of businesses, net of cash acquired	(2,273)	(47,355)
Cash paid for property and equipment, including internal use software	(17,929)	(34,298)
Purchase of investments	—	(18,391)
Release from restricted cash escrow funds	1,052	—

Net cash used in investing activities	(19,150)	(100,044)

Cash Flows from Financing Activities:
Debt issuance costs paid	(42)	(887)
Repayments of capital lease obligations	(2,353)	(2,912)
Repayments of mortgage note	(91)	(97)
Excess tax benefit in connection with exercise of stock options and awards	—	978
Proceeds from exercise of common stock options	522	14,675

Net cash provided by (used in) financing activities	(1,964)	11,757

Effect of exchange rate changes on cash and cash equivalents	284	(1,436)

Net decrease in cash and cash equivalents	(70,482)	(164,770)
Cash and cash equivalents, beginning of period	130,315	228,430

Cash and cash equivalents, end of period	$59,833	$63,660

Supplemental Cash Flow Information
Cash paid during the period for interest	$4,080	$4,428
Cash paid during the period for income taxes	2,352	603
Noncash Investing and Financing Activities:
Accrual for purchases of property and equipment	4,494	2,964
Equipment financed under capital lease	—	4,136
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
Accrued Expenses: Accrued expenses include $38,804 of amounts payable to the Company’s clients and accrued payroll of $20,953 as of July 3, 2010. No other item included in accrued expenses was greater than 5% of total current liabilities as of July 3, 2010.
Accrued expenses include $62,705 of amounts payable to the Company’s clients and accrued payroll of $25,617 as of January 2, 2010. No other item included in accrued expenses was greater than 5% of total current liabilities as of January 2, 2010.
Client Revenue Share: Client revenue share charges are payments made to the Company’s clients in exchange for the use of their brand names, logos, the promotion of its clients’ URLs, Web stores and toll-free telephone numbers in clients’ marketing and communications materials, the implementation of programs to provide incentives to consumers to shop through the e-commerce businesses that the Company operates for its clients and other programs and services provided to the consumers of the e-commerce businesses that the Company operates for its clients, net of amounts reimbursed to the Company by its clients. Client revenue share is calculated as either a percentage of product sales, a guaranteed annual amount, or both. Client revenue share charges were $4,288 and $10,466 for the three- and six-month periods ended July 3, 2010 and $5,013 and $12,287 for the three- and six-month periods ended July 4, 2009, and are included in marketing expenses in the Condensed Consolidated Statements of Operations.
Fulfillment Costs: The Company defines fulfillment costs as personnel, occupancy and other costs associated with its fulfillment centers, personnel and other costs associated with its logistical support and vendor operations departments and third-party warehouse and fulfillment services costs. Fulfillment costs were $24,330 and $49,415 for the three- and six-month periods ended July 3, 2010 and $19,462 and $39,810 for the three- and six-month periods ended July 4, 2009, and are included in account management and operations expenses in the Condensed Consolidated Statements of Operations.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
Recent Accounting Pronouncements:
The following is a summary of recent accounting standards issued by the Financial Accounting Standards Board (“FASB”):

Effective Date for The
Subject	Date Issued	Summary	Effect of Adoption	Company
Multiple Element Arrangements	October 2009	Removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. Replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under accounting standards for “Fair Value Measurements.” Provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements.	No material impact.	January 2, 2011, with early adoption permitted. The Company chose to prospectively adopt this standard on January 3, 2010
NOTE 3—FAIR VALUE OF FINANCIAL AND NONFINANCIAL INSTRUMENTS
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in thousands):

	Fair Value Measurements on January 2, 2010
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:(1)
Money market mutual funds	$13,606	$—	$—
Liabilities
Deferred acquisition payments(2)	$—	$—	$60,963

	Fair Value Measurements on July 3, 2010
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:(1)
Money market mutual funds	$3,577	$—	$—
Liabilities
Deferred acquisition payments(2)	$—	$—	$65,111

(1)	Cash and cash equivalents totaled $63,660 as of July 3, 2010, and were comprised of $3,577 of money market mutual funds and $60,083 of bank deposits. Cash and cash equivalents totaled $228,430 as of January 2, 2010, and were comprised of $13,606 of money market mutual funds and $214,824 of bank deposits.

(2)	Deferred acquisition payments represent the fair value of estimated acquisition payments that are contingent upon Retail Convergence, Inc. (“Rue La La”) achieving specified minimum earnings thresholds over one or more years. The Company utilized a discounted cash flow model and a discount rate of 13.6% to determine fair value. The Company accreted $2,074 and $4,148 of its deferred acquisition payments from the acquisition date of Rue La La during the three- and six-month periods ended July 3, 2010 and $0 during the three- and six-month periods ended July 4, 2009, and the corresponding charge was recorded to changes in fair value of deferred acquisition payments on the Condensed Consolidated Statements of Operations.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

	Three Months Ended	Six Months Ended
	July 3, 2010	July 3, 2010

Balance, beginning of period	$63,037	$60,963
Changes in fair value of deferred acquisition payments included in the Company’s Condensed Consolidated Statements of Operations	2,074	4,148

Balance, end of period	$65,111	$65,111

NOTE 4—PROPERTY AND EQUIPMENT
The major classes of property and equipment, at cost, as of January 2, 2010 and July 3, 2010 are as follows:

	January 2,	July 3,
	2010	2010
Computer hardware and software	$231,954	$264,284
Building and building improvements	44,822	44,923
Furniture, warehouse and office equipment, and other	45,722	46,556
Land	7,889	7,889
Leasehold improvements	8,847	10,279
Capitalized leases	29,132	33,315

	368,366	407,246
Less: Accumulated depreciation	(205,037)	(234,265)

Property and equipment, net	$163,329	$172,981

The Company’s net book value in capital leases was $19,729 as of July 3, 2010 and $18,500 as of January 2, 2010. The Company’s capital leases primarily relate to warehouse equipment, computer hardware, and computer software. The depreciation of capital leases is included within depreciation and amortization expense on the Condensed Consolidated Statements of Operations. Interest expense recorded on capital leases was $322 and $643 for the three- and six-month periods ended July 3, 2010 and $373 and $769 for the three- and six-month periods ended July 4, 2009.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the changes in the carrying amount of goodwill for each of the Company’s reportable segments:

	E-Commerce	Marketing	Consumer
	Services	Services	Engagement	Consolidated
January 2, 2010	$83,090	$117,025	$172,888	$373,003
Acquisitions	2,556	20,708	—	23,264
Foreign currency translation	(726)	—	—	(726)

July 3, 2010	$84,920	$137,733	$172,888	$395,541

The Company’s intangible assets are as follows:

			Weighted-
	January 2,	July 3,	Average
	2010	2010	Life
			(in years)
Gross carrying value of intangible assets subject to amortization:
Customer contracts	$41,190	$56,148	2.5
Member relationships	22,200	22,200	2.6
Supplier relationships	11,186	11,186	3.4
Non-compete agreements	4,079	4,481	3.0
Purchased technology	4,805	13,723	3.6
Trade names	840	840	1.5
Foreign currency translation	(482)	(606)

	83,818	107,972	2.7
Accumulated amortization:
Customer contracts	(22,907)	(26,721)
Member relationships	(489)	(3,569)
Supplier relationships	—	(472)
Non-compete agreements	(2,888)	(3,590)
Purchased technology	(2,428)	(3,332)
Trade names	(532)	(624)
Foreign currency translation	72	146

	(29,172)	(38,162)
Net carrying value:
Customer contracts	18,283	29,427
Member relationships	21,711	18,631
Supplier relationships	11,186	10,714
Non-compete agreements	1,191	891
Purchased technology	2,377	10,391
Trade names	308	216
Foreign currency translation	(410)	(460)

Total intangible assets subject to amortization, net	54,646	69,810

Indefinite life intangible assets:
Trade names	78,229	84,804

Total intangible assets	$132,875	$154,614

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
Amortization expense of intangible assets was $4,959 and $9,064 for the three- and six-month periods ended July 3, 2010 and $2,514 and $4,962 for the three- and six-month periods ended July 4, 2009. Estimated future amortization expense related to intangible assets as of July 3, 2010, is as follows:

Fiscal 2010	$11,027
Fiscal 2011	20,922
Fiscal 2012	16,122
Fiscal 2013	12,452
Fiscal 2014	8,044
Thereafter	1,243

$69,810

NOTE 6—ACQUISITIONS AND INVESTMENT
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
MBS
On April 30, 2010, the Company acquired 100% of the issued and outstanding capital stock of MBS Insight, Inc. (“MBS”), a wholly owned subsidiary of World Marketing, Inc. for $22,200. MBS is a database marketing solutions provider that offers a knowledge-based marketing services and solutions that help marketers innovate, advance, and automate their marketing efforts for greater return on their investment. The acquisition strengthens e-Dialog’s suite of products providing marketers with an operational, multichannel view of customers in order to understand customer behavior and preferences in real time.
The table below summarizes the fair values of the MBS’s assets and acquired liabilities assumed, including cash acquired, as of acquisition date:

Total current assets	$2,472
Property, plant, and equipment	949
Goodwill	11,563
Indentifiable intangible assets:
Customer relationships	8,611
Technology	2,551
Trade name	1,710

Total assets acquired	27,856

Total current liabilities	(1,476)
Long-term deferred tax liabilities	(4,180)

Total liabilities assumed	(5,656)

Net Assets Acquired	$22,200

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
Rue La La
In November 2009, the Company completed the acquisition of substantially all of the outstanding common stock of Rue La La pursuant to the terms of an Agreement and Plan of Merger dated October 27, 2009. In December 2009, the Company acquired the remaining outstanding common stock of Rue La La.
Other Acquisitions
During the six months ended July 3, 2010, the Company made three other acquisitions. The results of operations for these acquisitions have been included in the Company’s Condensed Consolidated Statements of Operations since their respective acquisition dates and were not material to its consolidated financial statements.
Unaudited Pro Forma Financial Information
The financial information in the table below summarizes the combined results of operations of the Company, MBS, and Rue La La on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had actually taken place at the beginning of each of the periods presented and is not intended to be a projection of future results or trends.

	Three Months Ended		Six Months Ended
	July 4,	July 3,	July 4,	July 3,
	2009	2010	2009	2010
Net revenues	$223,258	$265,611	$449,593	$542,483
Net loss	$(15,631)	$(25,791)	$(33,263)	$(34,174)
Equity Method Investment
During the second quarter of fiscal 2010 the Company purchased 27% of the common stock of Intershop Communications AG (“Intershop”), a provider of e-commerce software based in Germany and publicly traded on the Frankfurt Stock Exchange, for $18,391. The Company accounts for this investment using the equity method of accounting, and monitors its investment periodically to evaluate whether any changes in fair value below its cost basis become other-than-temporary. The Company has elected to record its share of earnings/losses for Intershop on a one quarter lag due to timeliness considerations. The Company’s investment in Intershop is included in other assets, net on the Company’s Condensed Consolidated Balance Sheets.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE 7—LONG-TERM DEBT AND CREDIT FACILITY
The following table summarizes the Company’s long-term debt as of:

	January 2,	July 3,
	2010	2010

Convertible notes	$172,391	$120,102
Notes payable (1)	12,479	12,382
Capital lease obligations	20,923	22,285
Line of credit	—	—

Total debt	205,793	154,769
Less: Current portion of convertible notes	(55,443)	—
Less: Current portion of notes payable	(195)	(202)
Less: Current portion of capital lease obligations	(5,065)	(7,327)

Total long-term debt	$145,090	$147,240

(1)	The estimated fair market value of the notes payable approximated their carrying value as of July 3, 2010 and January 2, 2010.
3% Convertible Notes due 2025
In 2005, the Company completed a public offering of $57,500 aggregate principal amount of 3% subordinated convertible notes due June 1, 2025.
In April 2010, the Company called the notes for redemption and in June 2010, the Company issued 3,227 shares of common stock upon the conversion of $57,469 of the 3% convertible notes at the election of the holders of the notes, which was recorded as an increase to additional paid in capital on the Condensed Consolidated Balance Sheets. The Company paid $31 for the remaining 3% convertible notes that were not converted by the holders of the notes.
The following table provides additional information about the Company’s 3% convertible notes:

	As of	As of
	January 2, 2010	July 3, 2010
Carrying amount of the equity component	$18,187	$—
Principal amount of the liability component	$57,500	$—
Unamortized discount of liability component	$2,057	$—
Net carrying amount of liability component	$55,443	$—
The following table provides the components of interest expense for the Company’s 3% convertible notes:

	Three Months Ended		Six Months Ended
	July 4,	July 3,	July 4,	July 3,
	2009	2010	2009	2010
Amortization of the discount on the liability component	$1,097	$821	$2,193	$2,053
Contract interest coupon	432	288	863	719
Amortization of the liability component of the issue costs	94	69	191	173

Interest expense	$1,623	$1,178	$3,247	$2,945

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
Holders may convert the notes into shares of the Company’s common stock (or cash or a combination of the Company’s common stock and cash, if the Company so elects) at a conversion rate of 33.3333 shares per $1,000 principal amount of notes (representing a conversion price of approximately $30.00 per share) beginning on March 1, 2014. Holders can require the Company to repurchase the notes for 100% of principal amount of the notes on June 1, 2014. At any time on or after June 8, 2014, the Company may redeem any of the notes for cash at a redemption price of 100% of their principal amount, plus accrued and unpaid interest, if any, up to but excluding, the redemption date. Based on the Company’s closing stock price of $27.67 on July 3, 2010, the if-converted value of the notes does not exceed the aggregate principal amount of the notes.
The following table provides additional information about the Company’s 2.5% convertible notes:

	As of	As of
	January 2, 2010	July 3, 2010
Carrying amount of the equity component	$26,783	$26,783
Principal amount of the liability component	$150,000	$150,000
Unamortized discount of liability component	$33,052	$29,898
Net carrying amount of liability component	$116,948	$120,102
Remaining amortization period of discount		47 months
Effective interest rate on liability component		8.60%
The following table provides the components of interest expense for the Company’s 2.5% convertible notes:

	Three Months Ended		Six Months Ended
	July 4,	July 3,	July 4,	July 3,
	2009	2010	2009	2010
Amortization of the discount on the liability component	$1,449	$1,577	$2,899	$3,154
Contract interest coupon	937	937	1,875	1,875
Amortization of the liability component of the issue costs	114	119	226	238

Interest expense	$2,500	$2,633	$5,000	$5,267

The estimated fair market value of the 2.5% subordinated convertible notes was $164,520 as of July 3, 2010 and $157,125 as of January 2, 2010 based on quoted market prices.
Credit Facility
In March 2010, the Company amended and expanded its existing secured revolving credit facility. By exercising the accordion feature in its existing credit facility, the Company expanded the credit facility by $60,000 to $150,000. The credit facility is available for letters of credit, working capital, and general corporate purposes, including possible acquisitions. The $150,000 secured revolving credit facility provides for the issuance of up to $30,000 of letters of credit, which is included in the $150,000 available under the secured revolving credit facility. The secured revolving credit facility is collateralized by substantially all of the Company’s assets. The Company may elect to have amounts outstanding under the credit facilities bear interest at either a LIBOR rate plus an applicable margin of 2.0% to 3.25%, the prime rate plus an applicable margin of 2.0% to 3.25%, Daily LIBOR plus 1.0% plus an applicable margin of 2.0% to 3.25%, or at the Federal Funds Open Rate plus 0.5% plus an applicable margin of 2.0% to 3.25%. The applicable margin is determined by the leverage ratio of funded debt to EBITDA, as defined in the credit facility. The Company had no outstanding borrowings and $8,262 of outstanding letters of credit under the secured revolving credit facility as of July 3, 2010.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE 8—COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company is involved in various litigation incidental to its business, including alleged contractual claims, claims relating to infringement of intellectual property rights of third parties, claims relating to the manner in which goods are sold through its integrated-commerce platform and claims relating to the Company’s collection of sales taxes in certain states. The Company collects sales taxes for goods owned and sold by it and shipped into certain states. As a result, the Company is subject from time to time to claims from other states alleging that the Company failed to collect and remit sales taxes for sales and shipments of products to customers in such other states.
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
Operating and Capital Commitments
The following summarizes the Company’s principal operating and capital commitments as of July 3, 2010:

	Payments due by fiscal year
	2010	2011	2012	2013	2014	Thereafter	Total

Operating lease obligations(1)	$10,684	$20,715	$20,870	$16,678	$13,212	$21,216	$103,375
Purchase obligations and marketing commitments(1)	76,468	12,386	13,403	6,875	5,570	45,000	159,702
Client revenue share payments(1)	8,824	21,400	22,158	23,368	15,991	33,269	125,010
Debt interest(1)	2,802	4,509	4,498	4,481	2,277	8,784	27,351
Debt obligations	99	209	563	237	150,253	11,022	162,383
Capital lease obligations, including interest(2)	3,872	8,168	7,085	3,819	1,800	—	24,744
Deferred acquisition payments(3)	500	1,500	750	1,000	—	—	3,750

Total	$103,249	$68,887	$69,327	$56,458	$189,103	$119,291	$606,315

(1)	Not required to be recorded in the Condensed Consolidated Balance Sheet as of July 3, 2010 in accordance with accounting principles generally accepted in the United States of America.

(2)	Capital lease obligations, excluding interest, are recorded in the Condensed Consolidated Balance Sheets.

(3)	The $3,750 of deferred acquisition payments in the table above represent fixed contractual future payments. The Company is also obligated to pay up to an additional $208,400 from fiscal 2011 through fiscal 2016 based on the achievement of certain financial targets by some of our acquired companies, of which the Company has the ability to pay up to $45,800 with shares of the Company’s common stock. The Company is uncertain as to if or when such amounts may be settled; as a result, these obligations are not included in the table above.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
Approximately $3,005 of unrecognized tax benefits have been recorded as liabilities as of July 3, 2010, and the Company is uncertain as to if or when such amounts may be settled; as a result, these obligations are not included in the table above. Changes to these tax contingencies that are reasonably possible in the next 12 months are not expected to be material.
NOTE 9—STOCK AWARDS
In May 2010, the Company’s stockholders approved the 2010 Equity Incentive Plan (“2010 Plan”). The 2010 Plan authorizes the award of 3,500 shares of the Company’s common stock. In addition, any outstanding stock awards previously granted under the Company’s 2005 Equity Incentive Plan (the “2005 Plan”) or the Company’s Amended and Restated 1996 Equity Incentive Plan that expire, are terminated, cancelled or forfeited, or are withheld in satisfaction of payment of withholding taxes after May 28, 2010 will become available for grant under the 2010 Plan. The 2010 Plan will terminate on March 2, 2020, after which no further awards may be granted under the 2010 Plan.
In May 2010, the Company’s stockholders also approved an increase to the total number of authorized shares of common stock from 90,000 shares to 180,000 shares.
As of July 3, 2010, 3,594 shares of common stock were available for future grants under the 2010 Plan. The equity awards granted under the Plan generally vest at various times over periods ranging up to five years and have terms of up to ten years after the date of grant, unless the optionee’s service to the Company is interrupted or terminated.
Stock Options and Warrants
The following table summarizes the stock option and warrant activity for the six-month period ended July 3, 2010:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	(in thousands)	Price	Life (in years)	Value
Outstanding at January 2, 2010	3,252	$9.88
Granted	—	$—
Exercised	(1,649)	$8.90
Forfeited/Cancelled	(1)	$14.21

Outstanding at July 3, 2010	1,602	$10.88	3.07	$26,891

Vested and expected to vest at July 3, 2010	1,602	$10.88	3.07	$26,891

Exercisable at July 3, 2010	1,602	$10.88	3.07	$26,891

Restricted Stock Units and Awards
The following table summarizes the restricted stock unit and restricted stock award activity for the six-month period ended July 3, 2010:

		Weighted
	Number of	Average
	Shares	Grant Date
	(in thousands)	Fair Value
Nonvested shares at January 2, 2010	4,294	$16.64
Granted	1,323	$27.42
Vested	(1,537)	$14.16
Forfeited/Cancelled	(216)	$16.26

Nonvested shares at July 3, 2010	3,864	$21.34

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
Stock-based Compensation Expense
The following table summarizes stock-based compensation expense included on the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	July 4,	July 3,	July 4,	July 3,
	2009	2010	2009	2010
Includes stock-based compensation as follows:
Account management and operations	$2,394	$3,422	$4,650	$5,868
Product development	$1,185	$1,759	$2,636	$3,628
General and administrative	$2,513	$2,558	$5,760	$5,174
NOTE 10—INCOME TAXES
In the first quarter of fiscal 2010, the Company’s tax provision was determined using an estimate of its annual effective rate of 65.3% plus any discrete items that occurred during the quarter. In the second quarter of fiscal 2010, due to the Company’s fiscal 2010 projected pre-tax income/loss being close to breakeven as well as the impact of the Company’s acquisitions made during the second quarter and other factors, small variations to the full-year projection would result in material variability in the Company’s estimated annual effective rate. Therefore, the Company has calculated the second quarter tax provision using a calculation of the actual tax rate on the actual results for the six months ended July 3, 2010, which is the best estimate of the Company’s estimated annual effective tax rate. Using this approach, the Company’s year-to-date effective tax rate is 23.4% for the six months ended July 3, 2010, while the reported effective tax rate for the six months ended July 3, 2010 is 27.4%. The difference between the year-to-date effective and the reported effective tax rate is due to discrete items. Both rates are lower than the 35% federal statutory tax rate primarily due to non-deductible permanent items and certain losses in foreign operations that generate no tax benefit. The Company does not provide for U.S. taxes on its undistributed earnings of foreign subsidiaries, if any, since it intends to invest such undistributed earnings indefinitely outside of the U.S.
The reported effective tax rate for the six months ended July 4, 2009 was 29.9%. The estimated annual effective tax rate of 31.5% was different from the actual tax rate of 29.9% primarily due to the benefit from certain discrete state items partially offset by losses in foreign operations that generate no tax benefit and therefore they are not included in the pre-tax book income calculation for the annual effective tax rate.
The total amount of liabilities, interest and penalties related to uncertain tax positions and recognized in the Condensed Consolidated Balance Sheets were $3,005 as of July 3, 2010, and $2,052 as of January 2, 2010. The Company recorded an increase in liabilities, including interest and penalties, for uncertain tax positions that were recorded as income tax expense of $845 and $954 for the three- and six-month periods ended July 3, 2010 and an income tax expense of $86 and $171 for the three- and six-month periods ended July 4, 2009.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on net loss per share would have been anti-dilutive for the three- and six-month periods ended:

	July 4,	July 3,
	2009	2010
Stock units and awards	4,465	3,864
Stock options and warrants	4,047	1,602
Convertible notes	8,229	5,000

	16,741	10,466

NOTE 12—COMPREHENSIVE LOSS
Comprehensive loss is computed as net loss plus certain other items that are recorded directly to shareholders’ equity in accordance with standards of accounting for “Reporting Comprehensive Income.” Comprehensive loss is calculated as follows:

	Three Months Ended		Six Months Ended
	July 4,	July 3,	July 4,	July 3,
	2009	2010	2009	2010

Net loss	$(13,113)	$(25,731)	$(25,223)	$(33,856)
Other comprehensive loss:
Cumulative translation adjustment	845	(806)	782	(1,509)

Comprehensive loss	$(12,268)	$(26,537)	$(24,441)	$(35,365)

NOTE 13—SEGMENT INFORMATION
The Company operates three reportable segments: e-commerce services, marketing services and consumer engagement. For e-commerce services, the Company delivers customized solutions through an integrated platform which is comprised of technology, fulfillment and customer care and is available on a modular basis or as part of an integrated, end-to-end solution. For marketing services, the Company offers a full suite of interactive marketing services. For consumer engagement, the Company provides brands and retailers a platform for online private sales through RueLaLa.com. In addition, the consumer engagement segment includes expenses for the start up of a new business called ShopRunner.
The Company manages its segments and makes financial decisions and allocates resources based on an internal management reporting process that provides segment revenue and segment profit (loss) before depreciation, amortization, changes in fair value of deferred acquisition payments and stock-based compensation expense. Beginning in the second quarter of fiscal 2010, the Company also excludes the following expenses from its segment profit (loss): acquisition related integration, transaction, due diligence expenses, non-cash inventory valuation adjustments, and the cash portion of deferred acquisition payments recorded as compensation expense. The Company has conformed its prior period segment results disclosed in this footnote to reflect this change. The Company believes this metric is an appropriate measure of evaluating the operational performance of the Company’s segments. The Company also uses this metric for planning, forecasting and analyzing future periods. However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

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
The following table’s present summarized information by segment:

	Three Months Ended July 4, 2009
	E-Commerce	Marketing	Consumer	Intersegment
	Services	Services	Engagement	Eliminations	Consolidated
Net revenues	$163,770	$28,486	$—	$(5,075)	$187,181

Segment costs and expenses	160,843	22,154	—	(5,075)	177,922

Segment profit	2,927	6,332	—	—	9,259
Acquisition related integration, transaction, due diligence expenses, non-cash inventory valuation adjustments, and the cash portion of deferred acquisition payments recorded as compensation expense					165
Depreciation and amortization					15,279
Changes in fair value of deferred acquisition payments					—
Stock-based compensation expense					6,092

Loss from operations					(12,277)

Interest expense					4,759
Interest income					(54)
Other expense, net					(394)

Loss before income taxes					$(16,588)

	Three Months Ended July 3, 2010
	E-Commerce	Marketing	Consumer	Intersegment
	Services	Services	Engagement	Eliminations	Consolidated
Net revenues	$187,872	$44,040	$51,686	$(19,369)	$264,229

Segment costs and expenses	181,959	35,735	54,091	(19,369)	252,416

Segment profit (loss)	5,913	8,305	(2,405)	—	11,813
Acquisition related integration, transaction, due diligence expenses, non-cash inventory valuation adjustments, and the cash portion of deferred acquisition payments recorded as compensation expense					4,045
Depreciation and amortization					20,575
Changes in fair value of deferred acquisition payments					2,074
Stock-based compensation expense					7,739

Loss from operations					(22,620)

Interest expense					4,739
Interest income					(71)
Other expense, net					938

Loss before income taxes					$(28,226)

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

	Six Months Ended July 4, 2009
	E-Commerce	Marketing	Consumer	Intersegment
	Services	Services	Engagement	Eliminations	Consolidated
Net revenues	$342,280	$53,608	$—	$(12,232)	$383,656

Segment costs and expenses	334,242	43,107	—	(12,232)	365,117

Segment profit	8,038	10,501	—	—	18,539
Acquisition related integration, transaction, due diligence expenses, non-cash inventory valuation adjustments, and the cash portion of deferred acquisition payments recorded as compensation expense					1,624
Depreciation and amortization					30,680
Changes in fair value of deferred acquisition payments					—
Stock-based compensation expense					13,046

Loss from operations					(26,811)

Interest expense					9,555
Interest income					(205)
Other expense, net					(165)

Loss before income taxes					$(35,996)

	Six Months Ended July 3, 2010
	E-Commerce	Marketing	Consumer	Intersegment
	Services	Services	Engagement	Eliminations	Consolidated
Net revenues	$389,244	$82,411	$96,139	$(30,974)	$536,820

Segment costs and expenses	374,123	64,775	99,703	(30,974)	507,627

Segment profit (loss)	15,121	17,636	(3,564)	—	29,193
Acquisition related integration, transaction, due diligence expenses, non-cash inventory valuation adjustments, and the cash portion of deferred acquisition payments recorded as compensation expense					6,593
Depreciation and amortization					39,335
Changes in fair value of deferred acquisition payments					4,148
Stock-based compensation expense					14,670

Loss from operations					(35,553)

Interest expense					9,947
Interest income					(305)
Other expense, net					1,412

Loss before income taxes					$(46,607)

The Company’s operations are substantially within the United States.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements, as defined under federal securities law. The words “look forward to,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “could,” “guidance,” “potential,” “opportunity,” “continue,” “project,” “forecast,” “confident,” “prospects,” “schedule,” “designed,” “future” “discussions,” “if” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, consumer spending, the financial markets and the industries in which we and our clients operate; changes affecting the Internet e-commerce and marketing service, our ability to develop and maintain relationships with clients and suppliers and the timing of our establishment, extension or termination of our relationships with clients; our ability to timely and successfully develop, maintain and protect our technology, confidential and proprietary information, and to timely and successfully enhance, develop and maintain its product and service offerings; our ability to execute operationally to attract and retain qualified personnel, to successfully integrate our recent acquisitions of other businesses; and the performance of acquired businesses. More information about potential factors that could affect us are described in Part I, Item 1A in our Form 10-K for the fiscal year ended January 2, 2010, filed with the SEC on March 5, 2010, and in Part II, Item 1A of this Quarterly Report. We expressly disclaim any intent or obligation to update these forward-looking statements.
Executive Overview
Second Quarter of Fiscal 2010 Financial Results and Significant Events:
•	Net revenues increased by $77.0 million, or 41%, compared to the second quarter of fiscal 2009. Net revenues from product sales increased by $54.9 million and service fee revenues increased $22.1 million.
•	Net loss was $25.7 million in the second quarter of fiscal 2010, including a benefit for income taxes of $2.5 million, compared to a net loss of $13.1 million in the second quarter of fiscal 2009, including a benefit for income taxes of $3.5 million. Loss from operations was $22.6 million in the second quarter of fiscal 2010 compared to a loss of $12.3 million in the second quarter of fiscal 2009.

•	We made the following acquisitions:
•	MBS Insight, Inc. (“MBS”), a database solutions provider;

•	FetchBack, a provider of comprehensive retargeting solutions;

•	VendorNet, a provider of supply chain management services; and

•	M3 Mobile, a mobile marketing agency.
•	In June 2010, our 3% convertible notes were converted into 3.2 million shares of our common stock.
2010 Outlook:
•	We continue to expect an increase in net revenue in fiscal 2010, with the majority of the increase to be generated by our consumer engagement segment. We also expect increased revenues in fiscal 2010 from e-commerce services and marketing services. We expect to have a loss from operations in fiscal 2010. We expect our capital expenditures to increase in fiscal 2010 as we increase investments in technology and infrastructure. We believe we will have a net loss in fiscal 2010.
Results of Operations (amounts in tables in millions)
Net Revenues
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
Service Fee Revenues. Service fee revenues include revenues from the provision of e-commerce services, marketing services, and commissions earned from sales of certain product categories through our consumer engagement segment. E-commerce service fee revenues are generated from a client’s use of one or more of our e-commerce platform components, which include technology, fulfillment and customer care, as well as from the sales of professional services, gift card breakage and the sale of software licenses and related services. E-commerce service fee revenues can be fixed or variable and are based on the activity performed, the value of merchandise sold, or the gross profit from a transaction. All of the revenues in our marketing services segment are service fee revenues and are derived from selling a broad suite of interactive marketing services.

					Second Qtr Fiscal 2010
					vs.
					Second Qtr Fiscal 2009
	Second Qtr Fiscal 2009		Second Qtr Fiscal 2010		Increase/(Decrease)	% Change
Net Revenues by Type:
Net revenues from product sales	$91.2	49%	$146.1	55%	$54.9	60%
Service fee revenues	96.0	51%	118.1	45%	22.1	23%

Total net revenues	$187.2	100%	$264.2	100%	$77.0	41%

					First Six Months of Fiscal 2010
					vs.
	First Six Months		First Six Months		First Six Months of Fiscal 2009
	of Fiscal 2009		of Fiscal 2010		Increase/(Decrease)	% Change
Net Revenues by Type:
Net revenues from product sales	$197.4	51%	$305.4	57%	$108.0	55%
Service fee revenues	186.3	49%	231.4	43%	45.1	24%

Total net revenues	$383.7	100%	$536.8	100%	$153.1	40%

Net Revenues by Type
Net Revenues from Product Sales. The product sales growth rate was 60% and 55% for the second quarter and first six months of fiscal 2010, respectively. This sales growth rate in both periods primarily reflects the impact of Retail Convergence (“Rue La La”) which we acquired in Q4 2009 and higher shipping revenue offset by a slight decline in other e-commerce product revenue. The increase in shipping revenue is due to increased unit shipments and higher adoption of our QuickShip freight program. The decline in other e-commerce product revenue is primarily due to the continuing transition by one large client from a product sales model to a service fee model. This transition began in the first quarter of fiscal 2009, has steadily progressed, and is expected to be completed by the end of fiscal 2010.
Service Fee Revenues. The service fee growth rate was 23% and 24% for the second quarter and first six months of fiscal 2010, respectively. This growth rate primarily reflects higher e-commerce fees from clients operated during the entirety of both periods, organic growth of marketing services, and the impact of companies acquired over the last twelve months. Higher e-commerce service fees from clients operated during the entirety of both periods were driven by increased consumer purchases offset by lower average fee rates due to volume pricing breaks. Organic marketing services growth was driven by increased spend from existing clients and the addition of new clients. Service fees from companies acquired in the last twelve months consisted of revenues from six companies, including four that were acquired in the second fiscal quarter of 2010.

Supplemental Information
Supplemental information about segment net revenues is as follows:

					Second Qtr Fiscal 2010
					vs.
					Second Qtr Fiscal 2009
	Second Qtr Fiscal 2009		Second Qtr Fiscal 2010		Increase/(Decrease)	% Change
Net Revenues by Segment:
E-Commerce services	$163.8	88%	$187.9	71%	$24.1	15%
Marketing services	28.5	15%	44.0	17%	15.5	54%
Consumer engagement	—	0%	51.7	19%	51.7	100%
Intersegment eliminations	(5.1)	(3%)	(19.4)	(7%)	(14.3)	280%

Total net revenues	$187.2	100%	$264.2	100%	$77.0	41%

					First Six Months of Fiscal 2010
					vs.
	First Six Months		First Six Months		First Six Months of Fiscal 2009
	of Fiscal 2009		of Fiscal 2010		Increase/(Decrease)	% Change
Net Revenues by Segment:
E-Commerce services	$342.3	89%	$389.3	73%	$47.0	14%
Marketing services	53.6	14%	82.4	15%	28.8	54%
Consumer engagement	—	0%	96.1	18%	96.1	100%
Intersegment eliminations	(12.2)	(3%)	(31.0)	(6%)	(18.8)	154%

Total net revenues	$383.7	100%	$536.8	100%	$153.1	40%

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
Product Development. Product development expenses consist primarily of expenses associated with planning, maintaining and operating our technology platforms and related systems, and payroll and related expenses for engineering, production, creative and management information systems.
General and Administrative. General and administrative expenses consist primarily of payroll and related expenses for executive, finance, human resources, legal, business development and administrative personnel, as well as bad debt expense and occupancy costs for our headquarters and other offices.
Depreciation and Amortization. Depreciation and amortization expenses relate primarily to the depreciation or amortization of the capitalized costs for our purchased and internally-developed technology, including a portion of the cost related to the employees that developed such technology, hardware and software; furniture and equipment at our corporate offices, fulfillment centers and customer care centers; the office buildings and other facilities owned by us; and acquisition-related intangible assets.

Changes in Fair Value of Deferred Acquisition Payments. Changes in fair value of deferred acquisition payments expenses consist of the change in the fair value of future estimated acquisition payments.

					Second Quarter of Fiscal 2010
	Second Quarter		Second Quarter		vs.
	of Fiscal 2009		of Fiscal 2010		Second Quarter of Fiscal 2009
		% of		% of
		Net		Net	Increase/
	$	Revenues	$	Revenues	(Decrease)	% Change
Cost of revenues from product sales	$70.4	38%	$107.4	41%	$37.0	53%
Marketing	7.1	4%	7.7	3%	0.6	8%
Account management and operations	59.1	32%	79.3	30%	20.2	34%
Product development	28.1	15%	42.0	16%	13.9	49%
General and administrative	19.5	10%	27.7	10%	8.2	42%
Depreciation and amortization	15.3	8%	20.6	8%	5.3	35%
Changes in fair value of deferred acquisition payments	—	0%	2.1	1%	2.1	100%

Total costs and expenses	$199.5	107%	$286.8	109%	$87.3	44%

					First Six Months of Fiscal 2010
	First Six Months		First Six Months		vs.
	of Fiscal 2009		of Fiscal 2010		First Six Months of Fiscal 2009
		% of		% of
		Net		Net	Increase /
	$	Revenues	$	Revenues	(Decrease)	% Change
Cost of revenues from product sales	$149.8	39%	$224.9	42%	$75.1	50%
Marketing	17.9	5%	18.5	4%	0.6	3%
Account management and operations	116.8	30%	157.0	29%	40.2	34%
Product development	56.5	15%	76.4	14%	19.9	35%
General and administrative	38.8	10%	52.1	10%	13.3	34%
Depreciation and amortization	30.7	8%	39.3	7%	8.6	28%
Changes in fair value of deferred acquisition payments	—	0%	4.2	1%	4.2	100%

Total costs and expenses	$410.5	107%	$572.4	107%	$161.9	39%

Cost of Revenues from Product Sales:

	Second Qtr	Second Qtr	First Six Months	First Six Months
	Fiscal 2009	Fiscal 2010	of Fiscal 2009	of Fiscal 2010
Cost of revenues from product sales	$70.4	$107.4	$149.8	$224.9
As a percentage of net revenues from product sales	77%	74%	76%	74%
Cost of revenues from product sales increased by $37.0 million in the second quarter of fiscal 2010 and $75.1 million in the first six months of fiscal 2010. Almost all of the increase was from Rue La La, acquired in November 2009. The decrease in cost of revenues as a percentage of product sales was primarily due to the inclusion of Rue La La whose gross margins are typically higher than in our e-commerce segment. Gross margins in the e-commerce segment were relatively unchanged.
Marketing:

	Second Qtr	Second Qtr	First Six Months	First Six Months
	Fiscal 2009	Fiscal 2010	of Fiscal 2009	of Fiscal 2010
Marketing	$7.1	$7.7	$17.9	$18.5
As a percentage of net revenues from product sales	8%	5%	9%	6%
Marketing expenses increased by $0.6 million in both the second quarter of fiscal 2010 and in the first six months of fiscal 2010. As a percentage of net revenues from product sales, marketing expenses decreased from 8% to 5% in the second quarter of fiscal 2010 and from 9% to 6% in the first six months of fiscal 2010 due to the increase in product sales from the consumer engagement segment which have lower marketing expenses as a percentage of net revenues from product sales than the e-commerce segment. The absolute dollar increase was primarily driven by marketing expenses in the consumer engagement segment, which did not have expenses in the prior year, partially offset by decreased revenue share expenses in the e-commerce segment.

Account Management and Operations. Account management and operations expenses increased by $20.2 million in the second quarter of fiscal 2010 and $40.2 million in the first six months of fiscal 2010. The increase was due to companies acquired in the last year as well as increased fulfillment expenses and credit card fees driven by increased order and shipment volume.
Product Development. Product development expenses increased by $13.9 million in the second quarter of fiscal 2010 and $19.9 million in the first six months of fiscal 2010. The increase was primarily driven by payroll and professional fees for enhancements to our technology platforms, the expansion and upgrading of our technology operations infrastructure and costs associated with launching new webstores on our platforms. The increase is also related to companies acquired in the last year.
General and Administrative. General and administrative expenses increased by $8.2 million in the second quarter of fiscal 2010 and $13.3 million in the first six months of fiscal 2010. The increase was primarily due to increased payroll and related expenses and professional fees including expenses from the companies acquired in the last year. General and administrative expenses included $3.0 million and $4.3 million of transaction expenses related to the acquisitions made in the second quarter of fiscal 2010 and the first six months of fiscal 2010, respectively.
Depreciation and Amortization. Depreciation and amortization expenses increased by $5.3 million in the second quarter of fiscal 2010 and $8.6 million in the first six months of fiscal 2010. Depreciation expenses increased by $2.7 million and $4.4 million primarily due to an increase in capital expenditures in fiscal 2010 compared to fiscal 2009 as well as depreciation on assets acquired from companies acquired in the past year. Amortization expenses increased by $2.6 million and $4.2 million due to the intangible asset amortization related to the companies acquired in the past year.
Changes in Fair Value of Deferred Acquisition Payments. Changes in fair value of deferred acquisition payments expenses increased from $0 to $2.1 million in the second quarter of fiscal 2010 and $0 to $4.2 million in the first six months of fiscal 2010 due to the acquisition of Rue La La. Assuming our estimate of the value of the Rue La La earnout does not change, we expect changes in fair value of deferred acquisition payments to continue to increase in fiscal 2010 as we accrete our deferred acquisition payments liability up to the estimated payment amount. Any change in our assumptions about the value of future earnout payments may result in a significant change to our change in fair value of deferred acquisition payments.

Other (Income) Expense

					Second Quarter of Fiscal 2010
	Second Quarter		Second Quarter		vs.
	of Fiscal 2009		of Fiscal 2010		Second Quarter of Fiscal 2009
		% of		% of
		Net		Net	Increase /
	$	Revenues	$	Revenues	(Decrease)	% Change
Interest expense	$4.8	2%	$4.8	2%	—	$0%
Interest income	(0.1)	0%	(0.1)	0%	—	0%
Other (income) expense	(0.4)	0%	0.9	0%	1.3	(325%)

Total other expense	$4.3	2%	$5.6	2%	$1.3	30%

					First Six Months of Fiscal 2010
	First Six Months		First Six Months		vs.
	of Fiscal 2009		of Fiscal 2010		First Six Months of Fiscal 2009
		% of		% of
		Net		Net	Increase /
	$	Revenues	$	Revenues	(Decrease)	% Change
Interest expense	$9.6	2%	$10.0	2%	$0.4	4%
Interest income	(0.2)	0%	(0.3)	0%	(0.1)	50%
Other (income) expense	(0.2)	0%	1.4	0%	1.6	(800%)

Total other expense	$9.2	2%	$11.1	2%	$1.9	21%

Total other expense increased by $1.3 million in the second quarter of fiscal 2010 and $1.9 million in the first six months of fiscal 2010. The increases in other (income) expense were primarily due to increases in foreign currency exchange losses on transactions denominated in currencies other than the functional currency. In the second quarter of fiscal 2010 interest expense remained constant and we expect interest expense to decrease through the remainder of fiscal 2010 due to the conversion of our $57.5 million 3% convertible notes into common shares in June 2010. For the first six months of fiscal 2010 interest expense increased by $0.4 million due to the amortization of the debt discount on our convertible notes in accordance with the FASB’s accounting standard for “Convertible Debt Instruments that May Be Settled in Cash Upon Conversion, (Including Partial Cash Settlement).”
Income Taxes
In the first quarter of 2010, our tax provision was determined using an estimate of our annual effective rate of 65.3% plus any discrete items that occurred during the quarter. In the second quarter of 2010, due to our fiscal 2010 projected pre-tax income/loss being close to breakeven as well as the impact of our acquisitions made during the second quarter and other factors, small variations to the full-year projection can result in material variability in our estimated annual effective rate. Therefore, we have calculated the second quarter tax provision using a calculation of the actual tax rate on the actual results for the six months ended July 3, 2010, which is the best estimate of the our estimated annual effective tax rate. Using this approach, we recorded a benefit of $12.8 million in the first six months of fiscal 2010. Our tax provision for this interim period resulted in a tax rate of 27.4% based on the actual result for the first six months of fiscal 2010. The actual tax rate is lower than the 35% federal statutory tax rate primarily due to non- deductible permanent items and certain losses in foreign operations that generate no tax benefit. We do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries, if any, since we intend to invest such undistributed earnings indefinitely outside of the U.S.
As of January 2, 2010, we had available federal net operating loss carryforwards of approximately $507.3 million which expire in the years 2010 through 2029. Approximately $308.6 million, out of the total $507.3 million, will expire as a result of the Internal Revenue Code Section 382 limitation regardless of the amount of future taxable income, and thus has a full valuation allowance recorded against this deferred tax asset. As such, we expect a majority of our 2010 net tax provision to be non-cash. As of January 2, 2010, we had available state net operating loss carryforwards of approximately $268.6 million which expire in the years 2010 through 2029 and foreign net operating loss carryforwards of approximately $18.7 million that either begin expiring in 2023 or have no expiration date. A portion of these net operating loss carryforwards are offset by a valuation allowance. Management monitors all available positive and negative evidence related to our ability to utilize our deferred tax assets. Should management determine that it is more likely than not that these deferred tax assets will be utilized, we will release a portion of the remaining valuation allowance. Should management determine that it is more likely than not that these deferred tax assets will not be utilized, we will increase the valuation allowance.

Guidance
We provided the following guidance for fiscal 2010 on July 28, 2010, in our earnings released furnished on Form 8-K:
•	Net revenues are expected to be $1.3 billion.
•	Loss from operations is expected to be $0.9 million.
These projections are subject to substantial uncertainty. More information about potential factors that could affect us are described in Part I, Item 1A in our Form 10-K for the fiscal year ended January 2, 2010, filed with the SEC on March 5, 2010, and in Part II, Item 1A of this Quarterly Report.
Seasonality
We have experienced and expect to continue to experience seasonal fluctuations in our revenues from e-commerce services. These seasonal patterns will cause quarterly fluctuations in our operating results. We also expect to experience seasonal fluctuations from our consumer engagement segment, but to a lesser degree than with our e-commerce services segment. We experience less seasonality in our revenues from marketing services. The fourth fiscal quarter has accounted for and is expected to continue to account for a disproportionate percentage of our total annual revenues. We believe that results of operations for any quarterly period may not be indicative of the results for any other quarter or for the full year.
Liquidity and Capital Resources

	As of
	January 2,	July 3,
	2010	2010
	(in millions)
Cash and cash equivalents	$228.4	$63.7
Percentage of total assets	21%	6%
In June 2010 we called all of our $57.5 million 3% convertible notes for redemption and substantially all of the notes were converted into 3.2 million shares of our common stock. Also in June 2010, we paid $0.03 million to redeem the convertible notes that were not converted by the holders of the notes.
Sources of Cash
Our principal sources of liquidity in the first six months of fiscal 2010 were our cash and cash equivalents balances. As of July 3, 2010, we had cash and cash equivalents totaling $63.7 million, compared to $228.4 million of cash and cash equivalents as of January 2, 2010. Our cash equivalents are comprised of money market mutual funds.
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
We generated $11.8 million of cash from financing activities primarily from the proceeds from exercise of common stock options in the first six months of fiscal 2010, compared to using $2.0 million of cash for financing activities in the first six months of fiscal 2009.
As of July 3, 2010 and January 2, 2010, we had no outstanding borrowings and $8.3 million of letters of credit outstanding under our $150 million secured revolving bank credit facility. The credit facility contains financial and restrictive covenants that limit our ability to engage in activities that may be in our long term best interests. We do not believe the financial covenants will limit our ability to utilize the entire borrowing availability in fiscal 2010, if necessary.

Uses of Cash
We used $75.0 million and $49.7 million of cash to fund operating activities in the first six months of fiscal 2010 and fiscal 2009, respectively.
We utilized $47.4 million in cash for acquisitions in the first six months of fiscal 2010. We acquired MBS for $22.5 million and made other smaller acquisitions that totaled $24.9 million. In addition, we may be obligated to pay earnout payments of up to $208.4 million through 2016 based on the achievement of certain performance targets by some of our acquired companies, of which we have the ability to pay up to $45.8 million with shares of our common stock. We invested $18.4 million for a noncontrolling interest in a company.
Our capital expenditures totaled $34.3 million and $17.9 million in the first six months of fiscal 2010 and fiscal 2009, respectively. Our capital expenditures have generally comprised purchases of computer hardware and software, internally developed software, and furniture and fixtures. We continue to expect an increase in capital expenditures in fiscal 2010.
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
There have been no significant changes in market risks for the fiscal quarter ended July 3, 2010. See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010 filed with the Securities and Exchange Commissions (“SEC”) on March 5, 2010.
ITEM 4: CONTROLS AND PROCEDURES.
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation, as of July 3, 2010, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e).

Based on this evaluation, our chief executive officer and our chief financial officer have concluded that, as of July 3, 2010, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective at the reasonable assurance level, to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. We monitor and evaluate on an ongoing basis our internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, we modify and refine our internal processes and controls as conditions warrant. As required by Rule 13a-15(d), our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended July 3, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fiscal quarter ended July 3, 2010.
PART II — OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS.
See Item 1 of Part I, “Financial Statements — Note 7, Commitments and Contingencies.”

ITEM 1A:	RISK FACTORS.
Our Annual Report on Form 10-K for the fiscal year ended January 2, 2010, filed with the Securities and Exchange Commission on March 5, 2010, includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in our Form 10-K for the fiscal year ended January 2, 2010.
Our substantial leverage and significant debt service obligations could adversely affect our financial condition and our ability to fulfill our obligations and operate our business.
We currently have and expect to continue to have a significant amount of indebtedness. As of July 3, 2010, including our outstanding convertible notes, borrowings under our secured revolving bank credit facility and capital leases, we had approximately $154.8 million of indebtedness outstanding with an aggregate principal amount of $184.7 million and we had $150 million of borrowing capacity under the revolving portion of our secured revolving bank credit facility. We may also incur additional indebtedness in the future. In the event of a default under the notes or the secured revolving bank credit facility, our indebtedness could become immediately due and payable and could adversely affect our financial condition.
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
Utilization of the NOLs may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, referred to as the “Code.” These ownership changes may limit the amount of NOLs that can be utilized annually to offset future taxable income and tax. In general, an ownership change, as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. The issuance of securities in connection with our acquisition of Rue La La, the disposition of our stock by certain selling stockholders, and the issuance of shares of our common stock upon the conversion of the 3% convertible notes may have resulted in an ownership change, or could result in an ownership change in the future upon subsequent dispositions of our stock. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOLs. The limitation imposed by Section 382 for any post-change year would be determined by multiplying the value of our stock immediately before the ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years, and the limitation may under certain circumstances be increased by built-in gains which may be present with respect to assets held by us at the time of the ownership change that are recognized in the five-year period after the ownership change. Our use of NOLs arising after the date of an ownership change would not be affected.
In addition, the ability to use NOLs will be dependent on our ability to generate future taxable income. The NOLs may expire before we generate sufficient taxable income. There were no NOLs that expired in the fiscal years ended December 29, 2007 and January 3, 2009. The maximum NOLs that could expire if not utilized for the year ended January 2, 2010 is approximately $2.0 million.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Pursuant to the terms of a Consulting Agreement dated April 22, 2009 between Arimor, LLC (“Arimor”) and GSI Commerce Solutions, Inc., the Company agreed to issue to Arimor shares of the Company’s common stock as a fee for consulting services provided by Arimor. In the fiscal quarter ended July 3, 2010, the Company issued an aggregate of 7,087 shares of common stock to Arimor (“Arimor Shares”) pursuant to such agreement.
On May 10, 2010, in connection with the acquisition of DirectNet Solutions LLC (d/b/a VendorNet) (“VendorNet”), the Company issued an aggregate of 87,465 shares of common stock to certain members of VendorNet (the “VendorNet Shares”).
The issuance of the Arimor Shares and VendorNet Shares were completed in accordance with Section 4(2) of the Securities Act of 1933, as amended, in offerings without any public offering or distribution. The Arimor Shares and the VendorNet Shares are restricted securities and include appropriate restrictive legends.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES.
None

ITEM 4:	[Reserved]
None

ITEM 5:	OTHER INFORMATION.
None

ITEM 6:	EXHIBITS.

2.1
Stock Purchase Agreement by and among e-Dialog, Inc. (a wholly-owned subsidiary of GSI Commerce, Inc.), MBS Insight, Inc., and World Marketing, Inc., dated April 30, 2010. The schedules and exhibits to the merger agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. GSI agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedule or exhibit.+

10.1
GSI Commerce, Inc. 2010 Equity Incentive Plan (filed as Appendix A to GSI Commerce, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 13, 2010 and incorporated herein by reference).

10.2
Separation Agreement, dated May 28, 2010, between GSI Commerce, Inc. and Stephen J. Gold (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2010 and incorporated herein by reference).

10.3	Form of Restricted Stock Unit Grant Notice Issued to Directors Under the GSI Commerce, Inc. 2010 Equity Incentive Plan (Initial Award).
10.4	Form of Restricted Stock Unit Grant Notice Issued to Directors Under the GSI Commerce, Inc. 2010 Equity Incentive Plan (Annual Award).
10.5	Form of Restricted Stock Unit Grant Notice Under the GSI Commerce, Inc. 2010 Equity Incentive Plan.
10.6	Form of Performance Restricted Stock Unit Award Under the GSI Commerce, Inc. 2010 Equity Incentive Plan.
10.7	Employment Agreement, between GSI Commerce, Inc. and Christopher Saridakis, dated March 23, 2010.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment has been requested for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 3, 2010

GSI COMMERCE, INC.
By:	/s/ MICHAEL G. RUBIN
Michael G. Rubin
Chairman, President and Chief Executive Officer

By:	/s/ MICHAEL R. CONN
Michael R. Conn
Executive Vice President, Finance and Chief Financial Officer (principal financial officer & principal accounting officer)