Form 10-Q
period 2010-10-02
GSI COMMERCE INC
filed 2010-11-04
CIK 828750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2010 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 66,492,417 shares of the registrant’s Common Stock outstanding as of the close of business on October 27, 2010.

GSI COMMERCE, INC.
FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 2, 2010
INDEX
The Company’s fiscal year ends on the Saturday nearest the last day of December. The Company’s fiscal year ends are as follows:

References To	Refer to the Years Ended/Ending
Fiscal 2009	January 2, 2010
Fiscal 2010	January 1, 2011
Fiscal 2011	December 31, 2011
Fiscal 2012	December 29, 2012
Fiscal 2013	December 28, 2013
Fiscal 2014	January 3, 2015

PART I

ITEM 1:	FINANCIAL STATEMENTS
GSI COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	January 2,	October 2,
	2010	2010

ASSETS
Current assets:
Cash and cash equivalents	$228,430	$66,709
Accounts receivable, net	70,582	76,958
Inventory	55,678	68,943
Deferred tax assets	12,347	22,580
Prepaid expenses and other current assets	13,187	16,919

Total current assets	380,224	252,109

Property and equipment, net	163,329	180,363
Goodwill	373,003	396,041
Intangible assets, net	132,875	148,959
Long-term deferred tax assets	—	10,886
Other assets, net	12,417	31,253

Total assets	$1,061,848	$1,019,611

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$126,914	$77,991
Accrued expenses and other	150,173	123,155
Deferred revenue	20,645	20,724
Convertible notes	55,443	—
Current portion — long-term debt	5,260	8,054

Total current liabilities	358,435	229,924

Convertible notes	116,948	121,747
Long-term debt	28,142	53,378
Deferred acquisition payments	63,763	68,935
Deferred tax liabilities	8,534	—
Deferred revenue and other long-term liabilities	9,686	9,892

Total liabilities	585,508	483,876

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 5,000
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 90,000 and 180,000
Issued and outstanding shares — 60,033 and 66,486	600	665
Additional paid in capital	642,852	753,771
Accumulated other comprehensive loss	(1,498)	(653)
Accumulated deficit	(165,614)	(218,048)

Total stockholders’ equity	476,340	535,735

Total liabilities and stockholders’ equity	$1,061,848	$1,019,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 3,	October 2,	October 3,	October 2,
	2009	2010	2009	2010

Revenues:
Net revenues from product sales	$90,767	$153,238	$288,150	$458,667
Service fee revenues	99,544	130,900	285,817	362,291

Net revenues	190,311	284,138	573,967	820,958

Costs and expenses:
Cost of revenues from product sales	67,548	113,701	217,345	338,627
Marketing	9,087	11,394	27,002	29,903
Account management and operations	60,173	83,500	176,969	240,489
Product development	28,396	42,410	84,871	118,789
General and administrative	19,365	29,309	58,169	81,396
Depreciation and amortization	15,655	21,971	46,335	61,306
Changes in fair value of deferred acquisition payments	—	2,074	—	6,222

Total costs and expenses	200,224	304,359	610,691	876,732

Loss from operations	(9,913)	(20,221)	(36,724)	(55,774)

Other (income) expense:
Interest expense	4,897	3,648	14,452	13,595
Interest income	(99)	(10)	(304)	(316)
Other (income) expense	(32)	(506)	(197)	906
Loss on investments	—	736	—	736

Total other expense	4,766	3,868	13,951	14,921

Loss before income taxes and equity-method investment earnings	(14,679)	(24,089)	(50,675)	(70,695)

Benefit for income taxes	(5,273)	(5,435)	(16,046)	(18,185)
Equity-method investment earnings	—	(76)	—	(76)

Net loss	$(9,406)	$(18,578)	$(34,629)	$(52,434)

Basic and diluted loss per share	$(0.18)	$(0.28)	$(0.70)	$(0.83)

Weighted average shares outstanding — basic and diluted	51,910	66,419	49,506	63,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	October 3,	October 2,
	2009	2010

Cash Flows from Operating Activities:
Net loss	$(34,629)	$(52,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	38,856	46,538
Amortization	7,479	14,768
Amortization of discount on convertible notes	7,765	6,824
Changes in fair value of deferred acquisition payments	—	6,222
Stock-based compensation	18,722	21,128
Foreign currency transaction losses	(184)	(909)
Loss on investments	—	736
Gain on disposal of equipment	(10)	—
Equity-method investment earnings	—	(76)
Deferred income taxes	(16,046)	(19,578)
Changes in operating assets and liabilities:
Accounts receivable, net	14,602	(3,022)
Inventory	(1,087)	(13,265)
Prepaid expenses and other current assets	(1,900)	(2,955)
Other assets, net	1,938	744
Accounts payable, accrued expenses and other	(81,434)	(78,572)
Deferred revenue	(2,224)	(2,668)

Net cash used in operating activities	(48,152)	(76,519)

Cash Flows from Investing Activities:
Payments for acquisitions of businesses, net of cash acquired	(5,601)	(47,850)
Cash paid for property and equipment, including internal use software	(29,585)	(54,648)
Purchase of investments	—	(18,611)
Release from restricted cash escrow funds	1,052	—

Net cash used in investing activities	(34,134)	(121,109)

Cash Flows from Financing Activities:
Borrowings on revolving credit loan	—	25,000
Proceeds from the sale of common stock	92,596	—
Equity issuance costs paid	(4,179)	—
Debt issuance costs paid	(83)	(887)
Repayments of capital lease obligations	(3,359)	(4,446)
Repayments of mortgage note	(136)	(145)
Excess tax benefit in connection with exercise of stock options and awards	—	978
Proceeds from exercise of common stock options	2,065	14,693

Net cash provided by financing activities	86,904	35,193

Effect of exchange rate changes on cash and cash equivalents	340	714

Net increase (decrease) in cash and cash equivalents	4,958	(161,721)
Cash and cash equivalents, beginning of period	130,315	228,430

Cash and cash equivalents, end of period	$135,273	$66,709

Supplemental Cash Flow Information:
Cash paid during the period for interest	$4,672	$5,316
Cash paid during the period for income taxes	2,620	739
Noncash Investing and Financing Activities:
Accrual for purchases of property and equipment	3,196	2,636
Equipment financed under capital lease	257	7,482
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
Accrued Expenses and Other: Accrued expenses and other include $43,038 of amounts payable to the Company’s clients and accrued payroll of $17,495 as of October 2, 2010. No other item included in accrued expenses was greater than 5% of total current liabilities as of October 2, 2010.
Accrued expenses include $62,705 of amounts payable to the Company’s clients and accrued payroll of $25,617 as of January 2, 2010. No other item included in accrued expenses was greater than 5% of total current liabilities as of January 2, 2010.
Client Revenue Share: Client revenue share charges are payments made to the Company’s clients in exchange for the use of their brand names, logos, the promotion of its clients’ URLs, Web stores and toll-free telephone numbers in clients’ marketing and communications materials, the implementation of programs to provide incentives to consumers to shop through the e-commerce businesses that the Company operates for its clients and other programs and services provided to the consumers of the e-commerce businesses that the Company operates for its clients, net of amounts reimbursed to the Company by its clients. Client revenue share is calculated as either a percentage of product sales, a guaranteed annual amount, or both. Client revenue share charges were $5,964 and $16,430 for the three- and nine-month periods ended October 2, 2010 and $5,613 and $17,900 for the three- and nine-month periods ended October 3, 2009, and are included in marketing expenses in the Condensed Consolidated Statements of Operations.
Fulfillment Costs: The Company defines fulfillment costs as personnel, occupancy and other costs associated with its fulfillment centers, personnel and other costs associated with its logistical support and vendor operations departments and third-party warehouse and fulfillment services costs. Fulfillment costs were $25,775 and $75,190 for the three- and nine- month periods ended October 2, 2010 and $19,541 and $59,351 for the three- and nine-month periods ended October 3, 2009, and are included in account management and operations expenses in the Condensed Consolidated Statements of Operations.

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
NOTE 3— FAIR VALUE OF FINANCIAL AND NONFINANCIAL INSTRUMENTS
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis are as follows:

	Fair Value Measurements on January 2, 2010
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:(1)
Money market mutual funds	$13,606	$—	$—
Liabilities
Deferred acquisition payments(2)	$—	$—	$60,963

Fair Value Measurements on October 2, 2010
Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:(1)
Money market mutual funds	$—	$—	$—
Liabilities
Deferred acquisition payments(2)	$—	$—	$67,185

(1)	Cash and cash equivalents totaled $66,709 as of October 2, 2010, and were entirely comprised of bank deposits. Cash and cash equivalents totaled $228,430 as of January 2, 2010, and were comprised of $13,606 of money market mutual funds and $214,824 of bank deposits.

(2)	Deferred acquisition payments represent the fair value of estimated acquisition payments that are contingent upon RueLaLa, Inc., formerly known as Retail Convergence, Inc. (“Rue La La”) achieving specified minimum earnings thresholds over one or more years. The Company utilized a discounted cash flow model and a discount rate of 13.6% to determine fair value. The Company accreted $2,074 and $6,222 of its deferred acquisition payments from the acquisition date of Rue La La during the three- and nine-month periods ended October 2, 2010 and $0 during the three- and nine-month periods ended October 3, 2009, and the corresponding charge was recorded to changes in fair value of deferred acquisition payments in the Condensed Consolidated Statements of Operations.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

	Three Months Ended	Nine Months Ended
	October 2, 2010	October 2, 2010

Balance, beginning of period	$65,111	$60,963
Changes in fair value of deferred acquisition payments included in the Company’s Condensed Consolidated Statements of Operations	2,074	6,222

Balance, end of period	$67,185	$67,185

NOTE 4—PROPERTY AND EQUIPMENT
The major classes of property and equipment, at cost, as of January 2, 2010 and October 2, 2010 are as follows:

	January 2,	October 2,
	2010	2010
Computer hardware and software	$231,954	$282,365
Building and building improvements	44,822	44,977
Furniture, warehouse and office equipment, and other	45,722	47,570
Land	7,889	7,889
Leasehold improvements	8,847	11,406
Capitalized leases	29,132	36,955

	368,366	431,162
Less: Accumulated depreciation	(205,037)	(250,799)

Property and equipment, net	$163,329	$180,363

The Company’s net book value in capital leases was $21,568 as of October 2, 2010 and $18,500 as of January 2, 2010. The Company’s capital leases primarily relate to warehouse equipment, computer hardware, and computer software. The depreciation of capital leases is included within depreciation and amortization expense in the Condensed Consolidated Statements of Operations. Interest expense recorded on capital leases was $379 and $1,022 for the three- and nine-month periods ended October 2, 2010 and $357 and $1,126 for the three- and nine-month periods ended October 3, 2009.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the changes in the carrying amount of goodwill for each of the Company’s reportable segments:

	E-Commerce	Marketing	Consumer
	Services	Services	Engagement	Consolidated
January 2, 2010	$83,090	$117,025	$172,888	$373,003
Acquisitions	2,556	20,708	—	23,264
Foreign currency translation	(226)	—	—	(226)

October 2, 2010	$85,420	$137,733	$172,888	$396,041

The Company’s intangible assets are as follows:

			Weighted-
	January 2,	October 2,	Average
	2010	2010	Life
			(in years)
Gross carrying value of intangible assets subject to amortization:
Customer contracts	$41,190	$56,148	2.5
Member relationships	22,200	22,200	2.6
Supplier relationships	11,186	11,186	3.4
Non-compete agreements	4,079	4,481	3.0
Purchased technology	4,805	13,723	3.6
Trade names	840	840	1.5
Foreign currency translation	(482)	(528)

	83,818	108,050	2.7
Accumulated amortization:
Customer contracts	(22,907)	(29,387)
Member relationships	(489)	(5,109)
Supplier relationships	—	(708)
Non-compete agreements	(2,888)	(3,963)
Purchased technology	(2,428)	(4,147)
Trade names	(532)	(670)
Foreign currency translation	72	89

	(29,172)	(43,895)

Net carrying value:
Customer contracts	18,283	26,761
Member relationships	21,711	17,091
Supplier relationships	11,186	10,478
Non-compete agreements	1,191	518
Purchased technology	2,377	9,576
Trade names	308	170
Foreign currency translation	(410)	(439)

Total intangible assets subject to amortization, net	54,646	64,155

Indefinite life intangible assets:
Trade names	78,229	84,804

Total intangible assets	$132,875	$148,959

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
Amortization expense of intangible assets was $5,677 and $14,741 for the three- and nine-month periods ended October 2, 2010 and $2,582 and $7,544 for the three- and nine-month periods ended October 3, 2009. Estimated future amortization expense related to intangible assets as of October 2, 2010, is as follows:

Fiscal 2010	$5,358
Fiscal 2011	20,937
Fiscal 2012	16,122
Fiscal 2013	12,452
Fiscal 2014	8,044
Thereafter	1,242

$64,155

NOTE 6—ACQUISITIONS AND INVESTMENTS
The Company accounts for acquisitions using the acquisition method of accounting. Under the acquisition method, assets acquired and liabilities assumed from acquisitions are recorded at their fair values as of the acquisition date. Any excess of the purchase price over the fair values of the net assets acquired is recorded as goodwill. The Company’s purchased intangible assets and goodwill are not deductible for tax purposes. However, acquisition method accounting allows for the establishment of deferred tax liabilities on purchased intangible assets, other than goodwill.
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

MBS’ results of operations are included on the Company’s Consolidated Statements of Operations beginning on April 30, 2010. MBS' revenue and net loss for the period from April 30, 2010 to October 2, 2010 included in the Company's Consolidated Statements of Operations was $7,282 and $159, respectively.

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
Other Acquisitions
During the nine months ended October 2, 2010, the Company made three other acquisitions. Results of operations for each of the Company’s 2010 acquisitions are included in the Company’s Condensed Consolidated Statements of Operations beginning on each respective acquisition date.
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

	Three Months Ended		Nine Months Ended
	October 3,	October 2,	October 3,	October 2,
	2009	2010	2009	2010
Net revenues	$226,341	$284,138	$675,934	$826,621
Net loss	$(14,826)	$(18,578)	$(48,089)	$(52,722)
Equity Method Investment
As of October 2, 2010, the Company owned 27% of the common stock of Intershop Communications AG (“Intershop”), a provider of e-commerce software based in Germany and publicly traded on the Frankfurt Stock Exchange. The carrying amount of the investment as of October 2, 2010 is $20,120, which includes a cumulative translation adjustment of $1,433 due to the increase in the exchange rate between the Euro and the Unites States dollar. The Company recorded $76 during the three months ended October 2, 2010 for its share of Intershop’s earnings.
The Company accounts for this investment using the equity method of accounting, and monitors its investment periodically to evaluate whether any changes in fair value below its cost basis become other-than-temporary. The Company has elected to record its share of earnings/losses for Intershop on a three-month lag due to timeliness considerations. The Company’s investment in Intershop is included in other assets, net in the Company’s Condensed Consolidated Balance Sheets. As of October 2, 2010, the market value of the Company’s investment in Intershop, based on the quoted market price of its stock, is $18,820.
Other Investment
During the three months ended October 3, 2010, the Company recorded an other-than-temporary impairment loss of $736 related to one of its cost-method investments which reduced the carrying value of the investment to $0.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE 7—LONG-TERM DEBT AND CREDIT FACILITY
The following table summarizes the Company’s long-term debt as of:

	January 2,	October 2,
	2010	2010

Convertible notes	$172,391	$121,747
Notes payable (1)	12,479	12,334
Capital lease obligations	20,923	24,098
Line of credit	—	25,000

Total debt	205,793	183,179
Less: Current portion of convertible notes	(55,443)	—
Less: Current portion of notes payable	(195)	(206)
Less: Current portion of capital lease obligations	(5,065)	(7,848)

Total long-term debt	$145,090	$175,125

(1)	The estimated fair market value of the notes payable approximated their carrying value as of October 2, 2010 and January 2, 2010.
3% Convertible Notes due 2025
In 2005, the Company completed a public offering of $57,500 aggregate principal amount of 3% subordinated convertible notes due June 1, 2025.
In April 2010, the Company called the notes for redemption and in June 2010, the Company issued 3,227 shares of common stock upon the conversion of $57,469 of the 3% convertible notes at the election of the holders of the notes, which was recorded as an increase to additional paid in capital in the Condensed Consolidated Balance Sheets. The Company paid $31 for the remaining 3% convertible notes that were not converted by the holders of the notes.
The following table provides additional information about the Company’s 3% convertible notes:

	As of	As of
	January 2, 2010	October 2, 2010
Carrying amount of the equity component	$18,187	$—
Principal amount of the liability component	$57,500	$—
Unamortized discount of liability component	$2,057	$—
Net carrying amount of liability component	$55,443	$—
The following table provides the components of interest expense for the Company’s 3% convertible notes:

	Three Months Ended		Nine Months Ended
	October 3,	October 2,	October 3,	October 2,
	2009	2010	2009	2010
Amortization of the discount on the liability component	$1,161	$—	$3,354	$2,053
Contract interest coupon	431	—	1,294	719
Amortization of the liability component of the issue costs	101	—	292	173

Interest expense	$1,693	$—	$4,940	$2,945

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
Holders may convert the notes into shares of the Company’s common stock (or cash or a combination of the Company’s common stock and cash, if the Company so elects) at a conversion rate of 33.3333 shares per $1,000 principal amount of notes (representing a conversion price of approximately $30.00 per share) beginning on March 1, 2014. Holders can require the Company to repurchase the notes for 100% of principal amount of the notes on June 1, 2014. At any time on or after June 8, 2014, the Company may redeem any of the notes for cash at a redemption price of 100% of their principal amount, plus accrued and unpaid interest, if any, up to but excluding, the redemption date. Based on the Company’s closing stock price of $24.39 on October 2, 2010, the if-converted value of the notes does not exceed the aggregate principal amount of the notes.
The following table provides additional information about the Company’s 2.5% convertible notes:

	As of	As of
	January 2, 2010	October 2, 2010
Carrying amount of the equity component	$26,783	$26,783
Principal amount of the liability component	$150,000	$150,000
Unamortized discount of liability component	$33,052	$28,253
Net carrying amount of liability component	$116,948	$121,747
Remaining amortization period of discount		44 months
Effective interest rate on liability component		8.60%
The following table provides the components of interest expense for the Company’s 2.5% convertible notes:

	Three Months Ended		Nine Months Ended
	October 3,	October 2,	October 3,	October 2,
	2009	2010	2009	2010
Amortization of the discount on the liability component	$1,512	$1,645	$4,411	$4,799
Contract interest coupon	937	937	2,812	2,812
Amortization of the liability component of the issue costs	116	122	342	360

Interest expense	$2,565	$2,704	$7,565	$7,971

The estimated fair market value of the 2.5% subordinated convertible notes was $159,600 as of October 2, 2010 and $157,125 as of January 2, 2010 based on quoted market prices.
Credit Facility
In March 2010, the Company amended and expanded its existing secured revolving credit facility expanding the credit facility to $150,000. The credit facility expires in March 2013 and is available for letters of credit, working capital, and general corporate purposes, including possible acquisitions. The $150,000 secured revolving credit facility provides for the issuance of up to $30,000 of letters of credit, which is included in the $150,000 available under the secured revolving credit facility. The secured revolving credit facility is collateralized by substantially all of the Company’s assets. The Company may elect to have amounts outstanding under the credit facilities bear interest at either a LIBOR rate plus an applicable margin of 2.0% to 3.25%, the prime rate plus an applicable margin of 2.0% to 3.25%, Daily LIBOR plus 1.0% plus an applicable margin of 2.0% to 3.25%, or at the Federal Funds Open Rate plus 0.5% plus an applicable margin of 2.0% to 3.25%. The applicable margin is determined by the leverage ratio of funded debt to EBITDA, as defined in the credit facility. The Company had $25,000 of outstanding borrowings and $3,929 of outstanding letters of credit under the secured revolving credit facility as of October 2, 2010.

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
Operating and Capital Commitments
The following summarizes the Company’s principal contractual commitments, excluding open orders for inventory purchases that support normal operations, as of October 2, 2010:

	Payments due by fiscal year
	2010	2011	2012	2013	2014	Thereafter	Total

Operating lease obligations(1)	$5,976	$21,175	$20,701	$16,740	$13,257	$21,356	$99,205
Marketing commitments(1)	344	1,702	2,570	2,570	2,570	—	9,756
Client revenue share payments(1)	3,714	21,400	22,158	23,368	15,991	33,269	119,900
Debt interest(1)	2,664	4,509	4,498	4,480	1,921	—	18,072
Debt obligations	50	209	563	25,237	161,275	—	187,334
Capital lease obligations, including interest(2)	2,145	9,412	8,171	4,883	1,800	—	26,411
Deferred acquisition payments(3)	—	1,500	750	1,000	—	—	3,250

Total	$14,893	$59,907	$59,411	$78,278	$196,814	$54,625	$463,928

(1)	Not required to be recorded in the Condensed Consolidated Balance Sheet as of October 2, 2010 in accordance with accounting principles generally accepted in the United States of America.

(2)	Capital lease obligations, excluding interest, are recorded in the Condensed Consolidated Balance Sheets.

(3)	The $3,250 of deferred acquisition payments in the table above represent fixed contractual future payments. The Company is also obligated to pay up to an additional $208,400 from fiscal 2011 through fiscal 2016 based on the achievement of certain financial targets by some of our acquired companies, of which the Company has the ability to pay up to $45,800 with shares of the Company’s common stock. The Company is uncertain as to if or when such amounts may be settled; as a result, these obligations are not included in the table above.
Approximately $3,894 of unrecognized tax benefits have been recorded as liabilities as of October 2, 2010, and the Company is uncertain as to if or when such amounts may be settled; as a result, these obligations are not included in the table above. Changes to these tax contingencies that are reasonably possible in the next 12 months are not expected to be material.

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
As of October 2, 2010, 3,584 shares of common stock were available for future grants under the 2010 Plan. The equity awards granted under the Plan generally vest at various times over periods ranging up to five years and have terms of up to ten years after the date of grant, unless the optionee’s service to the Company is interrupted or terminated.
Stock Options and Warrants
The following table summarizes the stock option and warrant activity for the nine-month period ended October 2, 2010:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	(in thousands)	Price	Life (in years)	Value
Outstanding at January 2, 2010	3,252	$9.88
Granted	—	$—
Exercised	(1,651)	$8.90
Forfeited/Cancelled	(2)	$12.16

Outstanding at October 2, 2010	1,599	$10.89	2.81	$21,588

Vested and expected to vest at October 2, 2010	1,599	$10.89	2.81	$21,588

Exercisable at October 2, 2010	1,599	$10.89	2.81	$21,588

Restricted Stock Units and Awards
The following table summarizes the restricted stock unit and restricted stock award activity for the nine-month period ended October 2, 2010:

		Weighted
	Number of	Average
	Shares	Grant Date
	(in thousands)	Fair Value
Nonvested shares at January 2, 2010	4,294	$16.64
Granted	1,402	$27.19
Vested	(1,690)	$14.25
Forfeited/Cancelled	(284)	$16.78

Nonvested shares at October 2, 2010	3,722	$21.69

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
Stock-based Compensation Expense
The following table summarizes stock-based compensation expense included in the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	October 3,	October 2,	October 3,	October 2,
	2009	2010	2009	2010
Includes stock-based compensation as follows:
Account management and operations	$2,033	$2,162	$6,684	$8,030
Product development	$1,207	$1,603	$3,843	$5,231
General and administrative	$2,436	$2,693	$8,195	$7,867
NOTE 10—INCOME TAXES
In the first quarter of fiscal 2010, the Company’s tax provision was determined using an estimate of its annual effective rate of 65.3% plus any discrete items that occurred during the quarter. In the second and third quarters of fiscal 2010, due to the impact of the Company’s acquisitions made during the second quarter and other factors, small variations to the full-year projection would result in material variability in the Company’s estimated annual effective rate. Therefore, the Company has calculated the third quarter tax provision using a calculation of the actual tax rate on the actual results for the nine months ended October 2, 2010, which is the best estimate of the Company’s estimated annual effective tax rate. Using this approach, the Company’s effective tax rate is 23.1% for the nine months ended October 2, 2010, while the reported effective tax rate for the nine months ended October 2, 2010 is 25.7%. The difference between the year-to-date effective and the reported effective tax rate is due to discrete items. Both rates are lower than the 35% federal statutory tax rate primarily due to non-deductible permanent items and certain losses in foreign operations that generate no tax benefit. The Company does not provide for U.S. taxes on its undistributed earnings of foreign subsidiaries, if any, since it intends to invest such undistributed earnings indefinitely outside of the U.S.
The reported effective tax rate for the nine months ended October 3, 2009 was 31.7%. The estimated annual effective tax rate of 39.2% was different from the actual tax rate of 31.7% primarily due to the losses in foreign operations that generate no tax benefit and therefore they are not included in the pre-tax book income calculation for the annual effective tax rate partially offset by the benefit from certain discrete items.
The total amount of liabilities, interest and penalties related to uncertain tax positions and recognized in the Condensed Consolidated Balance Sheets were $3,894 as of October 2, 2010, and $2,052 as of January 2, 2010.
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
The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on net loss per share would have been anti-dilutive for the three- and nine-month periods ended:

	October 3,	October 2,
	2009	2010
Stock units and awards	4,379	3,722
Stock options and warrants	3,565	1,599
Convertible notes	8,229	5,000

	16,173	10,321

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE 12 — COMPREHENSIVE LOSS
Comprehensive loss is computed as net loss plus certain other items that are recorded directly to shareholders’ equity in accordance with standards of accounting for “Reporting Comprehensive Income.” Comprehensive loss is calculated as follows:

	Three Months Ended		Nine Months Ended
	October 3,	October 2,	October 3,	October 2,
	2009	2010	2009	2010

Net loss	$(9,406)	$(18,578)	$(34,629)	$(52,434)
Other comprehensive loss:
Cumulative translation adjustment	153	2,354	935	845

Comprehensive loss	$(9,253)	$(16,224)	$(33,694)	$(51,589)

NOTE 13—SEGMENT INFORMATION
The Company operates three reportable segments: e-commerce services, marketing services and consumer engagement. For e-commerce services, the Company delivers customized solutions through an integrated platform which is comprised of technology, fulfillment and customer care and is available on a modular basis or as part of an integrated, end-to-end solution. For marketing services, the Company offers a full suite of interactive marketing services. For consumer engagement, the Company provides brands and retailers a platform for online private sales through RueLaLa.com. In addition, the consumer engagement segment includes expenses for the start up of a new business, ShopRunner.
The Company manages its segments and makes financial decisions and allocates resources based on an internal management reporting process that provides segment revenue and segment profit (loss) before depreciation, amortization, changes in fair value of deferred acquisition payments and stock-based compensation expense. Beginning in the second quarter of fiscal 2010, the Company started excluding the following expenses from its segment profit (loss): acquisition related integration, transaction, due diligence expenses, non-cash inventory valuation adjustments, and the cash portion of deferred acquisition payments recorded as compensation expense. The Company has conformed its prior period segment results to reflect this change in Form 8-K filed on August 10, 2010 and in this footnote. The Company believes this metric is an appropriate measure of evaluating the operational performance of the Company’s segments. The Company also uses this metric for planning, forecasting and analyzing future periods. However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.
The Company manages its working capital on a consolidated basis and does not allocate long-lived assets to segments. Pursuant to accounting standards for “Disclosures about Segments of an Enterprise and Related Information,” total segment assets have not been disclosed.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The following tables present summarized information by segment:

	Three Months Ended October 3, 2009
	E-Commerce	Marketing	Consumer	Intersegment
	Services	Services	Engagement	Eliminations	Consolidated
Net revenues	$166,641	$31,038	$—	$(7,368)	$190,311

Segment costs and expenses	161,003	24,535	—	(7,368)	178,170

Segment profit	5,638	6,503	—	—	12,141
Acquisition related integration, transaction, due diligence expenses, non-cash inventory valuation adjustments, and the cash portion of deferred acquisition payments recorded as compensation expense					723
Depreciation and amortization					15,655
Changes in fair value of deferred acquisition payments					—
Stock-based compensation expense					5,676

Loss from operations					(9,913)

Interest expense					4,897
Interest income					(99)
Other expense, net					(32)

Loss before income taxes					$(14,679)

	Three Months Ended October 2, 2010
	E-Commerce	Marketing	Consumer	Intersegment
	Services	Services	Engagement	Eliminations	Consolidated
Net revenues	$203,067	$50,838	$51,524	$(21,291)	$284,138

Segment costs and expenses	197,480	40,037	54,650	(21,291)	270,876

Segment profit (loss)	5,587	10,801	(3,126)	—	13,262
Acquisition related integration, transaction, due diligence expenses, non-cash inventory valuation adjustments, and the cash portion of deferred acquisition payments recorded as compensation expense					2,980
Depreciation and amortization					21,971
Changes in fair value of deferred acquisition payments					2,074
Stock-based compensation expense					6,458

Loss from operations					(20,221)

Interest expense					3,648
Interest income					(10)
Other expense, net					(506)
Loss on investments					736

Loss before income taxes					$(24,089)

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

	Nine Months Ended October 3, 2009
	E-Commerce	Marketing	Consumer	Intersegment
	Services	Services	Engagement	Eliminations	Consolidated
Net revenues	$508,921	$84,646	$—	$(19,600)	$573,967

Segment costs and expenses	495,245	67,642	—	(19,600)	543,287

Segment profit	13,676	17,004	—	—	30,680
Acquisition related integration, transaction, due diligence expenses, non-cash inventory valuation adjustments, and the cash portion of deferred acquisition payments recorded as compensation expense					2,347
Depreciation and amortization					46,335
Changes in fair value of deferred acquisition payments					—
Stock-based compensation expense					18,722

Loss from operations					(36,724)

Interest expense					14,452
Interest income					(304)
Other expense, net					(197)

Loss before income taxes					$(50,675)

	Nine Months Ended October 2, 2010
	E-Commerce	Marketing	Consumer	Intersegment
	Services	Services	Engagement	Eliminations	Consolidated
Net revenues	$592,311	$133,249	$147,663	$(52,265)	$820,958

Segment costs and expenses	571,603	104,812	154,353	(52,265)	778,503

Segment profit (loss)	20,708	28,437	(6,690)	—	42,455
Acquisition related integration, transaction, due diligence expenses, non-cash inventory valuation adjustments, and the cash portion of deferred acquisition payments recorded as compensation expense					9,573
Depreciation and amortization					61,306
Changes in fair value of deferred acquisition payments					6,222
Stock-based compensation expense					21,128

Loss from operations					(55,774)

Interest expense					13,595
Interest income					(316)
Other expense, net					906
Loss on investments					736

Loss before income taxes					$(70,695)

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
Executive Overview
Third Quarter of Fiscal 2010 Financial Results Compared to the Third Quarter of Fiscal 2009:
•	Net revenues increased by $93.8 million, or 49%, net revenues from product sales increased by $62.4 million, or 69%, and service fee revenues increased $31.4 million, or 32%.
•	Loss from operations was $20.2 million compared to a loss of $9.9 million.
•	Net loss was $18.6 million including a benefit for income taxes of $5.4 million, compared to a net loss of $9.4 million including a benefit for income taxes of $5.3 million.

Consolidated Results (amounts in tables in millions)
Total Net Revenues, Costs and Expenses and Loss from Operations:

	Third Quarter						Nine Months Ended
		% of		% of				% of		% of
	Fiscal	Net	Fiscal	Net	Increase/		Fiscal	Net	Fiscal	Net	Increase/
	2009	Revenues	2010	Revenues	(Decrease)	% Change	2009	Revenues	2010	Revenues	(Decrease)	% Change
Revenues:
Net revenues from product sales	$90.8	48%	$153.2	54%	$62.4	69%	$288.2	50%	$458.7	56%	$170.5	59%
Service fee revenues	99.5	52%	130.9	46%	31.4	32%	285.8	50%	362.3	44%	76.5	27%

Total net revenues	190.3	100%	284.1	100%	93.8	49%	574.0	100%	821.0	100%	247.0	43%

Costs and expenses:
Cost of revenues from product sales	67.5	35%	113.7	40%	46.2	68%	217.3	38%	338.7	41%	121.4	56%
Marketing	9.1	5%	11.4	4%	2.3	25%	27.0	4%	29.9	4%	2.9	11%
Account management and operations	60.2	32%	83.5	29%	23.3	39%	177.0	31%	240.5	29%	63.5	36%
Product development	28.4	15%	42.4	15%	14.0	49%	84.9	15%	118.8	15%	33.9	40%
General and administrative	19.4	10%	29.3	10%	9.9	51%	58.2	10%	81.4	10%	23.2	40%
Depreciation and amortization	15.6	8%	21.9	8%	6.3	40%	46.3	8%	61.3	7%	15.0	32%
Changes in fair value of deferred acquisitoin payments	—	0%	2.1	1%	2.1		—	0%	6.2	1%	6.2

Total costs and expenses	200.2	105%	304.3	107%	104.1	52%	610.7	106%	876.8	107%	266.1	44%

Loss from operations	$(9.9)	-5%	$(20.2)	-7%	$(10.3)	104%	$(36.7)	-6%	$(55.8)	-7%	$(19.1)	52%

Net Revenues from Product Sales. The increase in product sales for the third quarter and nine-months ended October 2, 2010 was primarily driven by the acquisition of Rue La La, which we acquired in November 2009, as well as higher shipping revenue due to increased volume of unit shipments in the e-commerce segment.
Service Fee Revenues. The increase in service fee revenues for the third quarter and nine-months ended October 2, 2010 was primarily driven by growth in the e-commerce and marketing services segments. The revenue growth in both segments was driven by increased revenue from existing clients, the addition of new clients as well as from the impact of companies acquired in the last twelve months.
Cost and Expenses.
Cost of Revenues from Products Sales:

	Third Quarter		Nine Months Ended
	October 3, 2009	October 2, 2010	October 3, 2009	October 2, 2010
Cost of revenues from product sales	$67.5	$113.7	$217.3	$338.7
As a percentage of net revenues from product sales	74%	74%	75%	74%
The increase in cost of revenues from product sales for the third quarter and nine-months ended October 2, 2010 was driven by the addition of the consumer engagement segment as well as increased net revenues from products sales in the e-commerce segment. Cost of revenue from product sales as a percentage of net revenues from product sales was relatively flat in each time period.
Marketing: The absolute dollar increase in marketing expenses, which are substantially related to net revenues from product sales, was driven by the increase in net revenues from product sales in the e-commerce and consumer engagement segment. As a percentage of net revenues from product sales, marketing expenses decreased from 10% to 7% in the third quarter of fiscal 2010 and from 9% to 7% in the first nine months of fiscal 2010 due to the increase in product sales from the consumer engagement segment which have lower marketing expenses as a percentage of net revenues from product sales than the e-commerce segment.

Account Management and Operations: The absolute dollar increase in account management and operations expenses was driven primarily by increased payroll, professional fees and related personnel expenses in each of our segments as well as increased fulfillment, customer care and credit card fees in the e-commerce segment driven by increased order and shipment volume.
Product Development: The absolute dollar increase in product development expenses was primarily driven by payroll and professional fees in each of our segments for enhancements to our technology platforms, the expansion and upgrading of our technology operations infrastructure and costs associated with launching new clients on our platforms as well as from companies acquired in the past twelve months.
General and Administrative: The absolute dollar increase in general and administrative expenses was primarily driven by increased payroll and related expenses and professional fees in each of our segments including expenses from the companies acquired in the last year. Expenses for the third quarter and nine months ended October 2, 2010 included $3.0 million and $9.6 million of acquisition related integration, transaction, due diligence and earn-out expenses, respectively, compared to $0.7 million and $2.3 million in the third quarter and nine months ended October 3, 2009.
Depreciation and Amortization: Depreciation expenses increased by $3.2 million and $7.7 million for the third quarter and nine months ended October 2, 2010 primarily due to an increase in capital expenditures in fiscal 2010 compared to fiscal 2009 as well as depreciation on assets from companies acquired in the past twelve months. Amortization expenses increased by $3.1 million and $7.3 million for the third quarter and nine months ended October 2, 2010, respectively, due to the intangible asset amortization related to the companies acquired in the past twelve months.
Changes in Fair Value of Deferred Acquisition Payments: The increase was due to the acquisition of Rue La La. Assuming our estimate of the value of the Rue La La earnout does not change, we expect changes in fair value of deferred acquisition payments to continue to increase in fiscal 2010 as we accrete our deferred acquisition payments liability up to the estimated payment amount. Any change in our assumptions about the value of future earnout payments may result in a significant change to our change in fair value of deferred acquisition payments.
Other (Income) Expense:

	Third Quarter			Nine Months Ended
	October 3, 2009	October 2, 2010	Change	October 3, 2009	October 2, 2010	Change
Interest expense	$4.9	$3.7	$(1.2)	$14.5	$13.6	$(0.9)
Interest income	(0.1)	—	0.1	(0.3)	(0.3)	—
Other (income) expense	—	(0.5)	(0.5)	(0.2)	0.9	1.1
Loss on investments	—	0.7	0.7	—	0.7	0.7

Total other expense	$4.8	$3.9	$(0.9)	$14.0	$14.9	$0.9

Interest expense decreased in the third quarter and nine-months ended October 2, 2010 primarily due to the conversion of our $57.5 million 3% convertible notes into shares of our common stock in June 2010. Other (income) expense is primarily comprised of foreign currency exchange gains and losses on transactions denominated in currencies other than the functional currency. The $0.7 million loss on investments in the third quarter of fiscal 2010 is a result of the write-off on an investment, which was accounted for under the cost method, due to the deterioration in the financial condition of the investee.
Income Taxes:
In the first quarter of 2010, our tax provision was determined using an estimate of our annual effective rate of 65.3% plus any discrete items that occurred during the quarter. In the second and third quarters of 2010, due to the impact of our acquisitions made during the second quarter and other factors, small variations to the full-year projection can result in material variability in our estimated annual effective rate. Therefore, we have calculated the third quarter tax provision using a calculation of the actual tax rate on the actual results for the nine months ended October 2, 2010, which is the best estimate of the our estimated annual effective tax rate. Using this approach, we recorded a benefit of $18.2 million in the first nine months of fiscal 2010. Our tax provision for this interim period resulted in a tax rate of 25.7% based on the actual result for the first nine months of fiscal 2010. The actual tax rate is lower than the 35% federal statutory tax rate primarily due to non- deductible permanent items and certain losses in foreign operations that generate no tax benefit. We do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries, if any, since we intend to invest such undistributed earnings indefinitely outside of the U.S.

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
Segment Results

	Third Quarter				Nine Months Ended
	Fiscal 2009	Fiscal 2010	$ Change	% Change	Fiscal 2009	Fiscal 2010	$ Change	% Change
E-Commerce services:
Net revenues	$166.7	$203.1	$36.4	22%	$508.9	$592.3	$83.4	16%
Segment profit	$5.6	$5.6	$—	0%	$13.7	$20.7	$7.0	51%

Marketing services:
Net revenues	$31.0	$50.8	$19.8	64%	$84.7	$133.2	$48.5	57%
Segment profit	$6.5	$10.8	$4.3	66%	$17.0	$28.4	$11.4	67%

Consumer engagement:
Net revenues	$—	$51.5	$51.5	100%	$—	$147.8	$147.8	100%
Segment loss	$—	$(3.1)	$(3.1)	100%	$—	$(6.7)	$(6.7)	100%

Intersegment eliminations:
Net revenues	$(7.4)	$(21.3)	$(13.9)	188%	$(19.6)	$(52.3)	$(32.7)	167%
Segment profit	$—	$—	$—	0%	$—	$—	$—	0%

Consolidated net revenues	$190.3	$284.1	$93.8	49%	$574.0	$821.0	$247.0	43%
Consolidated segment profit	$12.1	$13.3	$1.2	10%	$30.7	$42.4	$11.7	38%

Segment Margins:
E-Commerce services	3.4%	2.8%			2.7%	3.5%
Marketing services	21.0%	21.3%			20.1%	21.3%
Consumer engagement	NA	-6.0%			NA	-4.5%

E-Commerce Services Segment:
Net revenues increased 22% and 16% for the third quarter and first nine months of fiscal 2010, respectively. The growth in both periods is due to an increase in net revenues from product sales and services fees. The increase in net revenues from product sales was driven by an increase in shipping revenue due to increased unit shipments as well as an increase in product revenue from clients that operated for the entirely of both periods. The increase in service fees revenues for the third quarter and nine-months ended October 2, 2010 was primarily due to an increase in revenues from clients that operated during the entirety of both periods as well as from the addition of clients that began generating revenue for us after the third quarter of fiscal 2009.
Segment profit was unchanged for the third quarter fiscal 2010 compared to the same period in fiscal 2009 and segment operating margins decreased to 2.8% in the third quarter of fiscal 2010 versus 3.4% in the same period in fiscal 2009. The decrease in segment operating margins was primarily driven by expenses associated with the launches of international webstores. Segment operating margins for the nine months ended October 2, 2010 increased from 2.7% to 3.5% compared to the same period in 2009. The increase in segment operating margins was driven primarily by service fee revenues comprising a larger percentage of total net revenues as services fee revenue has no associated cost of revenue or marketing expenses.

Marketing Services Segment:
Net revenues increased by 64% and 57% for the third quarter and first nine months of fiscal 2010, respectively. The increases are due to growth of revenue from existing clients, revenue from new clients as well as revenue from the acquisitions of Silverlign and Pepperjam in 2009 and MBS Insight, FetchBack and M3 Mobile in 2010.
Segment profit increased $4.3 million or 66% in the third quarter of fiscal 2010 compared to the same period in fiscal 2009, and increased $11.4 million or 67% in the first nine months of fiscal 2010 compared to the same period in fiscal 2009. Segment operating margins remained constant at 21% in the third quarter of fiscal 2010 compared to same period in 2009 and increased slightly from 20% to 21% in the first nine months of fiscal 2010 compared to same period in 2009. The increase in segment profit was primarily driven by the revenue growth described above. The increase in the segment margins for the first nine months of fiscal 2010 compared to same period in 2009 was driven by a favorable mix of revenue from higher margin services partially offset by expenses associated with hiring an executive management team.
Consumer Engagement Segment:
The segment was established upon the acquisition of Rue La La and as such, did not have any revenues or expenses in the first nine months of fiscal 2009.
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
Liquidity and Capital Resources

	As of
	January 2,	October 2,
	2010	2010
	(in millions)
Cash and cash equivalents	$228.4	$66.7
Percentage of total assets	21%	7%
As of October 2, 2010, our cash was comprised entirely of bank deposits. As of January 2, 2010, our cash and cash equivalents were comprised of $13.6 million of money market mutual funds and $214.8 million of bank deposits.
In June 2010, we called all of our $57.5 million 3% convertible notes for redemption and substantially all of the notes were converted into 3.2 million shares of our common stock.
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
Sources of Cash
Our principal sources of liquidity in the first nine months of fiscal 2010 were our cash and cash equivalents balances and a $25.0 million borrowing on our line of credit.

We generated $35.2 million of cash from financing activities in the first nine months of fiscal 2010 primarily from a $25.0 million borrowing on our line of credit and from the proceeds from exercise of common stock options partially offset by principal payments on our debt and lease obligations. During the first nine months of fiscal 2009, we generated $86.9 million of cash for financing activities primarily from the proceeds sale of 5.4 million shares of common stock in the first nine months of fiscal 2009.
As of October 2, 2010 we had $25 million of outstanding borrowings under our $150 million secured revolving bank credit facility and $3.9 million of letters of credit outstanding. As of January 2, 2010, we had no outstanding borrowings and $6.6 million of letters of credit outstanding. The credit facility contains financial and restrictive covenants that limit our ability to engage in activities that may be in our long term best interests. We do not believe the financial covenants will limit our ability to utilize the entire borrowing availability in fiscal 2010, if necessary.
Uses of Cash
We used $76.5 million and $48.2 million of cash to fund operating activities in the first nine months of fiscal 2010 and fiscal 2009, respectively. Our operating cash flows result primarily from cash received from our customers and clients offset by cash payments we make for products and services, employee compensation (less amounts capitalized related to internal use software that are reflected as cash used in investing activities), payment processing and related transaction costs, and operating leases. Changes to our operating cash flows have historically been driven primarily by changes in operating income (excluding changes in non-cash items such as depreciation, amortization and stock-based compensation) and changes to the components of working capital, including changes to accounts receivable, accounts payable, accrued expenses and deferred revenue.
We used $47.9 million in cash for acquisitions in the first nine months of fiscal 2010. We acquired MBS for $22.2 million, acquired three additional companies during fiscal 2010 for an aggregate purchase price of $24.1 million, net of cash acquired, and made $1.6 million of deferred acquisition payments. We are also obligated to pay up to an additional $208.4 million in earnout payments through 2016 based on the achievement of certain performance targets by some of our acquired companies, of which we have the ability to pay up to $45.8 million with shares of our common stock. In addition, we invested $18.6 million in fiscal 2010 for a 27% noncontrolling interest in Intershop Communications.
Our capital expenditures totaled $54.6 million and $29.6 million in the first nine months of fiscal 2010 and fiscal 2009, respectively. Our capital expenditures have generally comprised purchases of computer hardware and software, internally developed software, and furniture and fixtures.
See Item 1 of Part I, Financial Statements, Note 8, Commitments and Contingencies, for additional discussion of our principal contractual commitments. Purchase obligations and open purchase orders, consisting primarily of inventory commitments, were $96.4 million at October 2, 2010.
Outlook and Guidance
Outlook
We expect an increase in net revenues primarily driven by the inclusion of Rue La La in our full year results as well as increases in our e-commerce services and marketing services segments driven by increased revenue from existing clients as well as the addition of new clients who started generating revenue for us in fiscal 2010. The expected increase in net revenues from our existing clients is based on the Company’s recent revenue growth trends which are expected to continue as well as projected industry growth.
We expect a decrease in income from operations compared to 2009. The expected decrease is primarily driven by the expected percentage increase in amortization expense from companies acquired in 2009 and 2010 and the expected percentage increase in changes in fair value of deferred acquisition payments from the Rue La La acquisition being greater than the expected percentage increase in revenue. The expected percentage increase in other operating costs and expenses is expected to be less than the expected percentage increase in net revenues.
We expect to have a larger net loss in 2010 as compared to 2009 based on the expected decrease in income from operations noted above, partially offset by a decrease in interest expense resulting from the conversion of our $57.5 million convertible notes in the second quarter of fiscal 2010.
We expect an increase in our capital expenditures primarily from investments in our e-commerce technology platform and capital expenditures for companies acquired in 2009 and 2010.

We expect to generate positive cash flow from operations in fiscal 2010, all of which will be generated in our fourth fiscal quarter. We believe that our cash flow from operating activities, cash and cash equivalents balances, and borrowing availability under our secured revolving credit facility will be sufficient to meet our anticipated operating cash needs for at least the next 12 months, which includes any deferred acquisition payments. However, any projections of future cash needs and cash flows are subject to substantial uncertainty.
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
Guidance
We provided the following guidance for fiscal 2010 on October 27, 2010, in our earnings released furnished on Form 8-K:
•	Net revenues are expected to be $1.35 billion.
•	Income/loss from operations is expected to be between a loss of $1.3 million and income of $0.7 million.
•	Capital expenditures are expected to be between $65 million and $70 million.
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
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no significant changes in market risks for the fiscal quarter ended October 2, 2010. See the information set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010 filed with the Securities and Exchange Commissions (“SEC”) on March 5, 2010.
ITEM 4: CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e).  Based on this evaluation, our chief executive officer and our chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective at the reasonable assurance level.

Changes in internal control over financial reporting. We monitor and evaluate on an ongoing basis our internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, we modify and refine our internal processes and controls as conditions warrant. As required by Rule 13a-15(d), our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended October 2, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fiscal quarter ended October 2, 2010.
PART II — OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS.
See Item 1 of Part I, “Financial Statements — Note 8, Commitments and Contingencies.”
ITEM 1A: RISK FACTORS.
Our Annual Report on Form 10-K for the fiscal year ended January 2, 2010, filed with the Securities and Exchange Commission on March 5, 2010, includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in our Form 10-K for the fiscal year ended January 2, 2010, and our Forms 10-Q for the fiscal quarters ended April 3, 2010 and July 3, 2010.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Pursuant to the terms of a Consulting Agreement dated April 22, 2009 between Arimor, LLC (“Arimor”) and GSI Commerce Solutions, Inc., the Company agreed to issue to Arimor shares of the Company’s common stock as a fee for consulting services provided by Arimor. In the fiscal quarter ended October 2, 2010, the Company issued an aggregate of 10,946 shares of common stock to Arimor (“Arimor Shares”) pursuant to such agreement.
The issuance of the Arimor Shares was completed in accordance with Section 4(2) of the Securities Act of 1933, as amended, in offerings without any public offering or distribution. The Arimor Shares are restricted securities and include appropriate restrictive legends.
ITEM 3: DEFAULTS UPON SENIOR SECURITIES.
None
ITEM 4: [Reserved]
None
ITEM 5: OTHER INFORMATION.
None

ITEM 6: EXHIBITS.

3.1
Certificate of Amendment to Amended and Restated Certificate of Incorporation of GSI Commerce, Inc. (filed as Appendix B to GSI Commerce, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 13, 2010 and incorporated herein by reference)

10.1	Form of Performance Restricted Stock Unit Award Issued to Michael Rubin Under the GSI Commerce, Inc. 2010 Equity Incentive Plan.
10.2
Amended and Restated Credit Agreement, dated as of March 24, 2010, by and among GSI Commerce Solutions, Inc., the Guarantors named therein, the Lenders named therein, PNC Bank, National Association, as administrative agent, and PNC Capital Markets LLC and Bank of America, N.A., as joint lead arrangers and joint bookrunners.+

10.3	Form of Indemnification Agreement
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment has been requested for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 4, 2010

GSI COMMERCE, INC.
By:	/s/ MICHAEL G. RUBIN
Michael G. Rubin
Chairman, President and Chief Executive Officer

By:	/s/ MICHAEL R. CONN
Michael R. Conn
Executive Vice President, Finance and Chief Financial Officer (principal financial officer & principal accounting officer)