Form 10-K
period 2011-01-01
GSI COMMERCE INC
filed 2011-03-01
CIK 828750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 0-16611

GSI COMMERCE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	04-2958132
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.	)

935 FIRST AVENUE, KING OF PRUSSIA, PA	19406
(Address of principal executive offices)	(Zip Code	)
Registrant’s telephone number, including area code (610) 491-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	NASDAQ Global Select Market
Preferred Stock Purchase Rights	NASDAQ Global Select Market

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of the close of business on July 2, 2010, was approximately $1,724,494,759 based on a per share price of $27.67, the closing price of the registrant’s common stock on the trading day prior to the end of the registrant’s second fiscal quarter, as reported on the NASDAQ Global Select Market.(1)

There were 67,126,057 shares of the registrant’s Common Stock outstanding as of the close of business on February 18, 2011.

DOCUMENTS INCORPORATED BY REFERENCE
(Specific sections incorporated are identified under applicable items herein)

Certain information required for Parts II and III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the Proxy Statement for the 2011 Annual Meeting of Stockholders.

(1)	This amount equals the number of outstanding shares of the registrant’s common stock reduced by the number of shares that may be deemed held by the registrant’s executive officers, directors and stockholders owning in excess of 10% of the registrant’s common stock, multiplied by the last reported sale price for the registrant’s common stock on July 2, 2010 the last trading day prior to the last day of registrant’s second fiscal quarter. This information is provided solely for record keeping purposes of the Securities and Exchange Commission and shall not be construed as an admission that any executive officer, director or 10% stockholder of the registrant is an affiliate of the registrant or is the beneficial owner of any such shares. Any such inference is hereby disclaimed.

GSI COMMERCE, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JANUARY 1, 2011

The Company’s fiscal year ends on the Saturday nearest the last day of December. The Company’s fiscal year ends are as follows:

References To	Refer to The Years Ended/Ending

Fiscal 2006	December 30, 2006
Fiscal 2007	December 29, 2007
Fiscal 2008	January 3, 2009
Fiscal 2009	January 2, 2010
Fiscal 2010	January 1, 2011
Fiscal 2011	December 31, 2011
Fiscal 2012	December 29, 2012
Fiscal 2013	December 28, 2013
Fiscal 2014	January 3, 2015
Fiscal 2015	January 2, 2016

PART I

ITEM 1:	BUSINESS

Company Overview

GSI Commerce operates a network of businesses to enable enterprise clients to maximize their opportunities in the digital channel. GSI Commerce operates three business segments: Global e-Commerce Services, Global Marketing Services and Consumer Engagement. Each business segment offers products and services that either are, or aim to be, market leaders in their respective areas on a stand-alone basis, but that also complement each other, which allows for cross-selling within and between businesses. The combination of these segments provides a unique view into the digital channel and gives GSI Commerce insight into customer and transaction lifecycles, as well as multi-channel activities. The Company provides products and services to over 2,000 brands globally, including Toys ‘R’ Us®, the National Football League®, Aeropostale®, Polo Ralph Lauren®, Dick’s Sporting Goods®, Dell® and Estee Lauder®. While the Company operates on a global basis, the vast majority of its revenues are derived from its North American operations. At this time, international revenues are not material. Below is a summary of revenues by segment from 2008-2010.

	2008		2009		2010
	Revenues	% of	Revenues	% of	Revenues	% of
Revenue By Segment	(MM)	Total	(MM)	Total	(MM)	Total

Global e-Commerce Services	$900.0	93%	$879.6	87%	$1,024.4	75%
Global Marketing Services	$84.5	9%	$127.6	13%	$189.9	14%
Consumer Engagement	—	—	$26.3	3%	$216.7	16%
Inter-Company Elimination	$(17.6)	−2%	$(29.3)	−3%	$(73.0)	−5%
TOTAL	$966.9		$1,004.2		$1,358.0

Global e-Commerce Services

The Global e-Commerce Services (“GeC”) segment offers a comprehensive suite of e-Commerce services that enables companies to operate e-commerce businesses and to integrate their e-commerce businesses with their multi-channel retail offerings. GSI Commerce sells its products and services on an individual basis and also as bundled solutions. The GeC segment serves over 180 enterprise clients that operate in general merchandise categories, including apparel, sporting goods, toys & baby, health & beauty and home. The Company refers to its clients as enterprise clients because the Company generally serves large nationally recognized brand name companies. The GeC segment is comprised of three principal business units: Technology & Payments, Operations and Licensed Sports Merchandise.

Technology & Payments

The technology & payments business unit provides e-commerce technology products and services on a global basis. The business unit shares common sales, service, operations and administration teams for three business units: 1) webstore & mobile, 2) commerce exchange & multi-channel, and 3) payments.

•	Webstore & Mobile: GSI Commerce’s webstore & mobile store offering is a global platform that includes secure shopping cart and checkout offerings, analytical tools, site management tools, including catalog, content and promotions management, and guided product discovery. Additionally, GSI’s front-end solution will offer full mobile store capabilities in its new version planned to launch in 2011.

•	Commerce Exchange & Multi-Channel: Commerce exchange is a global platform with transactional capabilities, including order management, inventory management and fulfillment integration. Multi-channel is a suite of software products that enables in-store pickup, ship-from-store, ship-to-store, and drop ship capabilities. The foundation of the multi-channel offering utilizes the CommerceSuite product from VendorNet, a company acquired in May 2010.

•	Payments: GSI Commerce provides a robust online payment processing engine with capabilities including price, tax and shipping calculations, address verification, order review and fraud prevention, credit card authorization and settlement, and alternative payment processing.

In 2010, GSI Commerce purchased a 27% interest in Intershop Communications AG. Intershop is publicly traded and listed on the Frankfurt stock exchange in Germany and sells a licensed e-commerce software product to large enterprise companies. In conjunction with the equity purchase, GSI Commerce and Intershop entered into a strategic commercial relationship. Through this strategic relationship, GSI Commerce is using Intershop software and services as a foundation for its next generation webstore product. In addition, GSI Commerce became the exclusive reseller of Intershop licenses in the Americas and a non-exclusive reseller on a global basis.

In May 2010 GSI Commerce acquired VendorNet, a multichannel e-commerce supply chain solutions provider to more than 100 retailers and brand marketers. The acquisition expanded the Company’s breadth of offerings, including software to facilitate the use of local-store inventory for cost-effective same- and next-day delivery direct to consumers. VendorNet became part of the Commerce Exchange and Multi-Channel business unit in the second quarter of 2010.

Operations

The operations business unit is separated into three business units that provide the following e-commerce operations services to companies in North America and Europe: 1) Fulfillment & Freight Services, 2) Customer Care and 3) Direct Response.

•	Fulfillment & Freight Services: GSI Commerce operates five e-commerce fulfillment centers in the United States and one in Canada, encompassing over 2.7 million square feet as well as two facilities in the United Kingdom. Within these facilities, GSI Commerce utilizes a multi-level pick mezzanine infrastructure and world-class warehouse management systems to provide customized direct-to-consumer fulfillment solutions, including order management, real-time order status updates, and reverse logistics services. Through scale and partnership with leading freight providers, the Company offers clients favorable shipping rates and innovative freight programs, including its ShipQuick shipping program. Under this program, packages are presorted by customer zip code shortening time in transit.

•	Customer Care: Through three call centers in the United States and a network of at-home agents, plus one call center in the United Kingdom, GSI Commerce provides customer care capabilities for e-commerce via telephone and email. The Company combines proprietary and third-party technologies, including automatic call distribution, computer telephony integration, interactive voice response (IVR), e-mail, workforce management, voice recording/monitoring and customer relationship management systems in the customer care platform. The U.K. call center offers customer care in 11 languages.

•	Direct Response: Direct response provides fulfillment, call center and related value added services to the direct response television industry. The Company operates fulfillment and call center facilities that are located near the port of Los Angeles, which enables it to quickly turnaround inbound containers from Asia. Direct response utilizes a proprietary technology system that supports the unique needs of the direct response industry, including multi-pay, upsells and backorder management.

Licensed Sports Merchandise (“LSM”)

LSM is GSI’s licensed sports merchandise business, which includes the e-commerce operations for all of the major U.S. professional sports leagues (MLB, NFL, NBA, NHL, NASCAR). Given both the lack of physical stores as well as the large numbers of displaced fans, who are people who support teams which are outside the local area, the professional sports leagues rely on GSI Commerce to provide full end-to-end e-commerce capabilities, including front-end webstore capabilities, order management and payments technology, fulfillment, freight and customer care. Additionally, GSI supports this business through its own in-house buying, operations and business management teams. LSM also provides licensed products to several sporting goods retailers and some online-only retailers where the Company leverages its licensed inventory. With the exception of one professional league, LSM is the seller of record for sales through the professional sports league web-sites. Because LSM is the seller of record and has complete discretion as to the selection and purchasing of inventories as well as the setting of prices and marketing & promotional events, this part of the business is referred to as an “owned-inventory” model. In return for the right to operate the e-commerce businesses of these brands and retailers, the Company pays a revenue share or royalty to the brand owner.

In September, 2010, LSM opened a new facility located in Louisville, KY dedicated to the customization of licensed team garments. The 87,000 square foot center customizes apparel such as jersey, t-shirts and fleece garments for clients including the NFL, NASCAR, NHL and NBA.

In February 2011, GSI Commerce entered into a definitive agreement to acquire Fanatics, Inc. (“Fanatics”), an online retailer of licensed sports merchandise. The acquisition is expected to close in the second quarter of fiscal 2011 and is subject to the satisfaction of customary closing conditions and expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. Upon closing of the acquisition, we expect Fanatics to become part of the LSM business.

Global Marketing Services

GSI Commerce’s Global Marketing Services (“GMS”) segment offers a broad suite of services to help clients exploit digital marketing channels. In 2010, as the segment grew in size and scope of services offered, GSI Commerce added a dedicated executive management team to oversee the segment and manage future growth. The segment is comprised of eight business units and has offices in the United States, Europe and Asia.

•	ClearSaleing: ClearSaleing provides a marketing attribution and analytics platform that assists clients in determining which online marketing expenditures along the purchase chain are driving conversion and helps clients craft optimized online marketing spending plans. ClearSaleing’s platform is a leader in the interactive attribution analysis category due to its ease of use, custom analytics and appeal to a wide array of marketers. ClearSaleing was acquired in January 2011.

•	e-Dialog: e-Dialog is a leading provider of advanced e-mail marketing and database technologies, products, strategies and services for permission based e-mail marketers. e-Dialog operates globally with locations in Boston, Seattle, London, and Singapore. e-Dialog opened its Singapore office in June 2010. e-Dialog was acquired in February 2008.

•	Fetchback: Fetchback is a leading service provider in the retargeting display ad space. Fetchback utilizes an advanced proprietary technology to deliver targeted display ads to consumers after they leave a client’s site and convert these lost prospects into customers. Fetchback was acquired in June 2010.

•	M3 Mobile: M3 Mobile provides SMS-based mobile messaging and marketing solutions, including text-based online and in-store offers as well as mobile gift cards. Through its proprietary content management web interface tool, M3 builds and tracks sophisticated and flexible mobile programs. M3 Mobile was acquired in April 2010.

•	MBS Insight: MBS provides sophisticated customized database and analytics solutions that help clients optimize marketing programs by integrating online and offline customer data. MBS offers a range of outsourced direct marketing services, including: strategic services for goal setting, measurement, and meaningful data identification and patterning; analytical solutions that help clients optimize marketing program response, revenue, and efficiency; customized database solutions enabling marketers to access a holistic view of a customer’s multichannel activity; and customer data integration services, including merge/purge, address hygiene, and proprietary processes. MBS was acquired in May 2010.

•	PepperJam: PepperJam is a dynamic, pay-for-performance retail and lead-generation affiliate network platform. PepperJam’s proprietary technology provides enhanced levels of reporting, tracking and communication between merchants and affiliates that drives improved marketing efficiency. Pepperjam was acquired in September 2009.

•	Silverlign: Silverlign is a digital agency, whose competencies include research and strategy, integrated design and digital solutions. The agency provides integrated brand and marketing strategy, Web strategy and design, brand communications and advertising, online marketing, search engine optimization, user experience and usability, and emerging media services. Silverlign was acquired in May 2009.

•	TrueAction: TrueAction is a full service digital marketing agency offering website and graphics design, online media campaign buying and management, affiliate program management, full-service digital photo services in its ~10,000 sq. ft. of studios, search engine marketing (SEM) and search engine optimization (SEO) services, video and content marketing and online brand management services.

Consumer Engagement

The consumer engagement segment operates consumer facing e-commerce businesses that are complimentary to the clients of GeC and GMS segments. Consumer engagement consists of two business units, Rue La La and ShopRunner.

•	Rue La La: Rue La La operates a members-only online shopping site that gives its members access to limited duration sales of discounted merchandise from well known brands and manufacturers. Membership is by invitation-only and is primarily attained through existing member referrals. Rue La La focuses its offerings on a broad array of premium brands and categories and curates an assortment of brands for women’s & men’s apparel, shoes & accessories, watches & jewelry, home, and beauty, as well as travel and experience offerings. Rue La La also offers daily local deals in select cities in the United States for products and services. Since launching in 2008, Rue La La has grown its member base to over 3.0 million members. Rue La La provides manufacturers and vendors an effective liquidation channel designed to protect brand integrity. Rue La La also operates a website called SmartBargains that predominantly functions as a final liquidation vehicle for unsold merchandise from Rue La La. Rue La La was acquired in November 2009.

•	ShopRunner: ShopRunner is a consumer membership program that offers members free 2-day shipping and free return shipping from online retailers for an annual membership fee. Members are also offered select promotional deals from participating merchants. Merchants participate in ShopRunner for the opportunity to gain increased purchases from members based on the ShopRunner value proposition. ShopRunner was launched in the fourth quarter of 2010 and currently has approximately 70 participating merchants.

Competition

Given the broad set of services GSI Commerce provides, it faces different competitors for each segment in which it competes. The Company aims to be a leader in each of its industries and strives to compete on the basis of offering premium capabilities with a cost advantage. GSI’s fees are often tied to the success of its clients’ businesses with GSI, further differentiating GSI’s service. In addition, while each of GSI’s businesses competes on a stand- alone basis, GSI Commerce also differentiates by cross selling and bundling services within and across its segments enabling it to offer more attractive pricing and integrated implementations. The table below represents an example of competitors by segment.

Global e-Commerce Services			Global Marketing Services			Consumer Engagement

IBM	PFSWeb	Convergys	Omnicomm Group	ValueClick	Experian	Gilt Groupe	Amazon.com
UPS	Innotrac	Sykes Enterprises	WPP Group	TradeDoubler	Harte-Hanks	Hautelook	Overstock.com
Art Technology Group	West Communications		Publicis	LinkShare	Axicom	Ideeli
			IPG	Google

Employees

As of January 17, 2011, the Company employed 5,304 people worldwide. It had 4,890 full-time employees and 92 part-time employees in the U.S. and 309 full-time and 13 part-time employees internationally. Globally, 3,957 employees work in GeC, 1,103 in GMS and 334 in Consumer Engagement. Employment levels fluctuate due to the seasonal nature of e-commerce and consumer engagement businesses. In addition, the Company uses independent contractors and temporary personnel. None of the employees are covered by a collective bargaining agreement and the Company considers its relationship with employees to be good. Competition for qualified personnel in the industry is intense. The Company’s future success will depend, in part, on its continued ability to attract, hire and retain qualified personnel.

Intellectual Property

Our technology platforms and the services we provide include proprietary technologies. To protect our proprietary rights in services and technology, we rely on various intellectual property laws and contractual restrictions and protections. These include confidentiality, trade secret law, invention assignment and nondisclosure agreements with our clients, employees, contractors and suppliers.

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

Our consumer-facing businesses also rely on patents, trademarks, service marks, domain names and copyrights, and we have registered, or applied for the registration of, a number of U.S. and international trademarks, service marks, domain names, and copyrights, and have filed U.S. patent applications covering certain of our proprietary technology.

Executive Officers

The following table sets forth certain information regarding each of our executive officers as of February 18, 2011, who, with the exception of Mr. Rubin, are not also directors:

Name	Age	Title

Michael G. Rubin	38	Chairman, President and Chief Executive Officer
Michael R. Conn	40	Executive Vice President, Finance and Chief Financial Officer
J. Scott Hardy	49	Executive Vice President, Business Management
Damon Mintzer	45	Executive Vice President, Strategic Business Development
Christopher D. Saridakis	42	Chief Executive Officer, Global Marketing Services

Set forth below are brief descriptions of the business experience for at least the past five years of these executive officers.

Michael G. Rubin has served as our chairman of the board and chief executive officer since July 1995, as co-president from May 2004 through October 2006 and president from July 1995 to May 2004 and since October 2006.

Michael R. Conn has served as our executive vice president, finance and chief financial officer since March 2007 and our senior vice president, finance and chief financial officer from January 2006 through March 2007. He served as our senior vice president of corporate development from July 2004 until January 2006. Mr. Conn held various other positions with the company since joining in February 1999.

J. Scott Hardy has served as our executive vice president, business management since May 2007. From March 2004 to May 2007 Mr. Hardy was vice president at BearingPoint, Inc., a consulting and systems integration firm, responsible for the Americas Consumer Markets Practice.

Damon Mintzer served as our executive vice president, sales from July 2004 to February 2011. In February 2011, Mr. Mintzer was promoted to executive vice president, strategic business development. Mr. Mintzer held various other positions with the company since joining in June 2001.

Christopher D. Saridakis has served as chief executive officer of Global Marketing Service segment since May 2010. From December 2007 to May 2010 Mr. Saridakis served as senior vice president and chief digital officer of Gannett Co., Inc. Prior to joining Gannett, Mr. Saridakis served as chief executive officer of PointRoll, Inc. from June 2003 to December 2007.

Investor Information

We are subject to the informational requirements of the Securities Exchange Act of 1934. Therefore, we file reports, proxy and information statements and other information with the Securities and Exchange Commission. Such reports, proxy and information statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NW, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330.

In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

You can access financial and other information at our Investor Relations website. The address is www.gsicommerce.com/investors. We make available through our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to Investor Relations, 935 First Avenue, King of Prussia, Pennsylvania, 19406. The information on the website listed above is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference in this document. This website is and is only intended to be an inactive textual reference.

We are a Delaware corporation organized in 1986. Our executive offices are located at 935 First Avenue, King of Prussia, Pennsylvania, 19406. Our telephone number is (610) 491-7000.

ITEM 1A:	RISK FACTORS

We operate in rapidly changing industries which makes our operating results difficult to predict.

The industries in which we operate are rapidly changing and evolving making our risks, capital needs and operating results difficult to predict. Any failure to adapt our business in response to market changes could adversely affect our operating results.

We have recently entered new lines of business which may not be successful.

We have recently entered into new lines of business both through acquisitions and through internal initiatives. We have limited experience in these new lines of business, and we will be required to devote substantial resources to them. We cannot assure you that these new lines of business will be successful. Lack of success in these new lines of business could adversely impact our ability to meet our growth and financial projections, and our financial results.

We may not achieve the expected benefits of acquisitions.

We have acquired a number of companies and we may acquire additional companies. These acquisitions are accompanied by a number of risks, including:

•	failure of acquired companies to achieve planned results;

•	unanticipated problems and liabilities of acquired companies, including patent and trademark infringement claims, violations of laws, commercial disputes and tax liabilities;

•	difficulties resolving indemnification disputes with previous owners;

•	difficulties in retention and assimilation of the employees of the acquired business;

•	difficulties in integration of acquired operations, technology, products and/or services to accomplish planned revenue and expense synergies and permit effective management;

•	diversion of management and employee time and focus;

•	potential disputes with sellers about the achievement of milestones requiring the payment of contingent consideration; and

•	adverse impact on morale of employees of acquired companies entitled to contingent consideration if such contingent consideration is not earned.

Future acquisitions may also result in dilutive issuances of our equity securities, use of our cash resources, and incurrence of debt and amortization expenses related to intangible assets. Our failure to be successful in addressing these risks or other problems encountered in connection with our past or future acquisitions could cause us to fail to realize the anticipated benefits of such acquisitions.

In addition, valuation of an acquired company could change. We could determine to have declines in fair value of an acquired company that could cause impairments which could adversely impact our financial results.

We may not achieve the expected benefits of minority investments.

We have purchased minority interests in a number of companies, and we may acquire additional minority interests. Ordinarily, these minority interests are purchased in connection with our entry into a commercial transaction with the investment target. These transactions are accompanied by a number of risks which could adversely impact our financial results, including:

•	failure of the commercial agreements to achieve planned results;

•	disputes with shareholders of investment targets, which could interfere with our commercial agreements with the investment targets;

•	our minority interest in Intershop Communications AG, is governed by German law, which could subject us to liability for certain disadvantages to Intershop if we were deemed to be in control of Intershop; and

•	valuations supporting our acquisitions and investments could change. We could determine that such valuations have experienced impairments or other-than-temporary declines in fair value which could adversely impact our financial results.

Our failure to manage growth and diversification of our business could harm us.

We are continuing our efforts to grow and diversify our business both in the United States and internationally. This has placed, and will continue to place, demands on our personnel, as well as on our operational and financial infrastructure. To effectively manage our growth initiatives, we will need to continue to expand, improve and adapt our personnel, operations, infrastructure and our financial and information management systems and continue to implement adequate controls. These enhancements and improvements are likely to be complex and could require significant operating expenses, capital expenditures and allocation of valuable management resources. We may also have to expand our management team by recruiting and employing additional experienced executives and employees. If we are unable to adapt our systems and business, put adequate controls in place and expand our management team in a timely manner to accommodate our growth, our business may be adversely affected.

We plan to continue to expand our business internationally which may cause our business to become increasingly susceptible to numerous international business risks and challenges that could adversely affect our business. We have limited experience in international operations.

To date, substantially all of our net revenues, income from operations and assets have been generated from and located in the United States. Our growth strategy involves expanding our business internationally, and since 2006, we have completed acquisitions of companies in Spain and the United Kingdom, purchased a minority interest in a company in Germany, opened a fulfillment center in Canada and opened offices in Japan and Singapore in support of our GeC and GMS segments. However, we have limited experience in international business, and we cannot assure you that our international expansion strategy will be successful. Our experience in the United States may not be relevant to our ability to expand internationally. In addition, our lack of a track record outside the United States increases our execution risks and the risks described below.

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

Our business is rapidly evolving and intensely competitive.

In our GeC segment, we face competition from technology and service providers which supply one or more components of an e-commerce solution and other providers of integrated e-commerce solutions. Low barriers to entry into the e-commerce solutions market may increase the number of competitors our e-commerce business may face. Our GeC segment has competitors with longer operating histories, larger customer bases, greater brand recognition and/or greater financial, marketing and other resources. Those competitors may be able to devote more resources to technology development and marketing.

In our GMS segment, we face competition from other providers of interactive marketing services, and in-house marketing departments. Low barriers to entry in the interactive marketing industry may increase the number of competitors our GMS business may face. Our GMS segment has competitors with longer operating histories, larger customer bases, greater brand recognition and/or greater financial, marketing and other resources who are able to devote more resources to technology development and marketing.

In our consumer engagement segment, we face competition from private sale websites with similar formats to ours, other e-commerce websites and the offline businesses of retailers and manufacturers. New private sale websites may be created and other companies may develop services that compete with our online private sale channel. If our competitors are able to secure merchandise on more favorable terms, our consumer engagement business could be harmed.

We cannot assure you that we will be able to compete successfully against current and future competitors. In addition, competition may intensify as our competitors enter into business combinations or alliances or raise additional capital and established companies in other market segments or geographic markets expand into our market segments or geographic markets. If we cannot compete successfully against our competitors, our business, results of operations and financial condition could be negatively impacted.

Our business is highly seasonal; a weak fourth quarter could have a material adverse effect on our operating results for the year.

Our fourth fiscal quarter has accounted for and is expected to continue to account for a disproportionate amount of our total annual revenues because consumers increase their purchases and businesses increase their advertising to consumers during the fourth quarter holiday season. For fiscal 2010, 40% of our annual net revenues were generated in our fourth fiscal quarter. For fiscal years 2009 and 2008, 43% and 41% of our annual net revenues were generated in our fourth fiscal quarter, respectively. Since fiscal 1999, we have not generated net income in any fiscal quarter other than a fourth fiscal quarter. Because our fourth quarter accounts for a larger percentage of our annual revenue, any negative impact on our business during the fourth quarter will have a disproportionate adverse affect on our results of operations for the full year.

General economic conditions may adversely affect our results of operations and financial condition.

General economic conditions may adversely affect our results of operations and financial condition. The direction and relative strength of the global economy as well as the local economies in which we compete continue to be uncertain and any weakness in consumer spending may have an adverse effect on our results of operations and financial condition. Recent softness in the real estate and mortgage markets, volatility in fuel and other energy costs, deteriorating economic conditions in different countries, difficulties in the financial services sector and credit markets, high levels of unemployment and other macro-economic factors have created consumer uncertainty about current economic conditions which could adversely affect consumer confidence and behavior in ways that adversely affect our results of operations and financial condition.

We have an accumulated deficit and may incur additional losses.

Since 2001, we have recorded net losses in all but two of our fiscal years. As of the end of fiscal 2010, we had an accumulated deficit of $202.1 million. If we fail to generate sufficient revenue and/or adequately control our expenses, we may not be able to return to profitability. We will continue to incur significant operating expenses and capital expenditures as we seek to expand our operations and enhance our capabilities.

We may not be able to access on satisfactory terms, or at all, the credit and capital markets as needed to finance our growth plans, working capital requirements and liquidity needs.

We rely upon access to the credit and capital markets to fund our growth plans and working capital requirements. We may in the future need to seek additional equity or debt financing. We may not be able to obtain financing on satisfactory terms or at all and the terms of these securities could impose restrictions on our operations.

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

We have a secured revolving bank credit facility with a borrowing capacity of $150 million (the “Existing Credit Facility”). We have entered into a new credit agreement providing for a $285 million revolving credit facility and a $115 million term loan facility, with the option to increase the commitments under these facilities by up to an additional $50 million to a total of $450 million (the “New Credit Facility”). The New Credit Facility becomes effective if our acquisition of Fanatics, Inc. closes on or before May 10, 2011. The Existing Credit Facility and the New Credit Facility contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. These covenants limit or restrict, among other things, our ability to:

•	incur additional indebtedness or pre-pay or repurchase existing indebtedness;

•	pay dividends or make other distributions in respect of, including repurchases of, our equity securities;

•	sell assets, including the capital stock of us and our subsidiaries;

•	enter into certain transactions with our affiliates;

•	transfer any capital stock of any subsidiary or permit any subsidiary to issue capital stock;

•	create liens;

•	make certain loans or investments; and

•	effect a consolidation or merger or transfer of all or substantially all of our assets.

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

Our leverage and debt service obligations could adversely affect our financial condition and our ability to fulfill our obligations and operate our business.

We currently have and expect to continue to have a significant amount of indebtedness. As of January 1, 2011, including our outstanding convertible notes, borrowings under our Existing Credit Facility, capital leases, and the mortgage on our headquarters building we had approximately $166.8 million of outstanding indebtedness reflected on our balance sheet with an aggregate principal amount of $193.4 million, and we had $148.2 million of borrowing capacity under the revolving portion of our Existing Credit Facility. If the New Credit Facility becomes effective, we will have substantially greater borrowing capacity under the New Credit Facility. We may also incur additional indebtedness in the future. In the event of a default under any of our indebtedness, our indebtedness could become immediately due and payable and could adversely affect our financial condition.

Our indebtedness could have significant negative consequences, including:

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

We may become obligated to make earnout payments to the former stockholders and employees of companies we have acquired, which may limit our available cash or affect our ability to engage in other business activities that may be in our best interests.

As of January 1, 2011, in connection with several recent acquisitions, former stockholders and employees of companies we have acquired will be eligible to receive earnout payments, based on the performance of the acquired companies, payable in cash and/or common stock in fiscal years 2011 - 2016 with an aggregate value of up to $208.4 million if certain financial performance targets are achieved. These earnout obligations may limit our cash available for other purposes, limit our ability to engage in other business activities that may be in our best interests, limit our ability to make future acquisitions, cause dilution to existing stockholders and may affect our ability to obtain financing.

We have entered into long-term incentive plans with certain of our employees and executives which obligate us to make payments to these employees and executives in future years.

We have entered into long-term incentive plans with certain of our employees and executives which obligate us to make payments to certain employees based on the performance of the business for which the employee is responsible. Amounts due under these incentive plans are payable in cash and/or common stock in fiscal years 2012 — 2015 if certain financial performance targets are achieved. These incentive plan obligations may limit our cash available for other purposes, limit our ability to engage in other business activities that may be in our best interests, limit our ability to make future acquisitions, cause dilution to existing stockholders and may affect our ability to obtain financing. Payments under these incentive plans are based on the performance of our segments or business units and may result in substantial payments based on the performance of these segments or business units even if the financial performance of our company as a whole does not meet our publically announced guidance or market expectations.

If we fail to protect our cash and cash equivalents, manage our exposure to global financial and securities market risk successfully, our operating results and financial condition could be materially impacted.

The primary objective of our cash management strategy is to conservatively invest excess cash. To achieve this objective, a majority of our cash and cash equivalents are held in bank deposit accounts and institutional money market mutual funds. If the carrying value of our cash investments exceeds fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments, which could materially harm our results of operations and financial condition. We maintain cash and cash equivalents in various institutions at levels exceeding the insurance limits of the Federal Deposit Insurance Corporation, or FDIC, and we purchase investments not guaranteed by the FDIC. Accordingly, if any of these institutions fail, there may be a risk that we will not recover the full principal of our investments or that their liquidity may be diminished. These investments are subject to general credit, liquidity, market, and interest rate risks, which may be directly or indirectly impacted by uncertainty about current economic conditions. We could incur significant realized, unrealized or impairment losses associated with these investments.

Our growth and success depend, in part, on our ability to add new clients, our ability to maintain and expand our relationships with existing clients, and the financial condition of our clients.

Key elements of our growth strategy include adding new clients and extending the term of existing client agreements. Competition for clients is intense, and we may not be able to add new clients or keep existing clients on favorable terms, or at all. If we are unable to add new clients within the time frames projected by us, we may not be able to achieve our targeted results in the expected periods. A change in the management of our clients could adversely affect our relationship with those clients, including our ability to renew agreements with those clients or enter into amendments to those agreements on favorable terms. Many of our client contracts contain service level commitments. If we are unable to meet these commitments, our relationships with our clients could be damaged, client rights to terminate their contracts with us may be triggered, and financial penalty provisions of the contracts may be triggered. If any of our existing clients were to exit the business we provide services to, declare bankruptcy, suffer other financial difficulties, fail to pay amounts owed to us, and/or terminate or modify their relationships with us, our business, results of operations and financial condition could be adversely affected. If our agreements with existing clients expire or are terminated, we may be unable to renew or replace these agreements on comparable terms, or at all.

Our GeC segment is tied to the online growth of our clients and impacted by the offline businesses of our clients.

A portion our revenues is derived from the value of e-commerce transactions that flow through our businesses and depend upon the continued growth of the online businesses of our clients. In addition, our GeC business is substantially impacted by the offline businesses of our clients. The impairment of the offline business of a client, whether due to financial difficulties, impairment of their brands, reduction in marketing efforts or reduction in the number of their retail stores, could adversely affect our GeC business. If any of these occurred, consumer traffic and sales through our clients’ websites could be negatively affected and clients could choose not to continue to utilize our e-commerce services. Our results of operations could also be negatively impacted if certain of our clients fail to accurately forecast product demand. Under certain of our client agreements, the clients select and buy the inventory for their corresponding webstores. Under such arrangements, the client establishes product prices and pays us service fees based either on a fixed or variable percentage of revenues, or on the activity performed. As a result, if any of these clients fail to forecast product demand or optimize or maintain access to inventory, our service fees could be adversely affected.

A large percentage of our revenue is derived from our relationships with a small number of our clients.

For fiscal 2008, 2009 and 2010, we did not make sales to any client or customer in an amount equal to 10% or more of our consolidated revenues. However, in fiscal 2009 and 2008, sales to one client and to customers through that client’s business accounted for 11% and 12% of our revenue, respectively, and sales to another client and to customers through that client’s business accounted for 10% and 12% of our revenue, respectively. In fiscal 2010 there were no clients for which sales to such client and to customers through such client’s business accounted for 10% or more of our revenue.

In fiscal 2010, sales through our top five clients’ businesses accounted for 31% of our revenues. For fiscal years 2009 and 2008, sales through our top five clients’ businesses accounted for 37% and 38% of our revenue, respectively.

The loss of any of our major clients could adversely affect our business, results of operations and financial condition.

We are subject to significant inventory risks.

We are exposed to significant inventory risks that may adversely affect our operating results. These inventory risks are a result of seasonality, changes in consumer tastes, changes in consumer demand and spending habits, and other factors. In order to be successful in our owned inventory e-commerce and consumer engagements businesses, we must accurately predict consumer demand and avoid overstocking or understocking products. If we fail to identify and respond to changes in merchandising and consumer preferences, sales on our owned inventory e-commerce and consumer engagement businesses could suffer and we could be required to mark down unsold inventory, which would depress our profit margins. In addition, any failure to keep pace with changes in consumers’ tastes could result in lost opportunities and reduced sales through our owned inventory e-commerce and consumer engagement businesses. If we are unable to liquidate our inventory through our primary channels, then we may need to liquidate merchandise below cost through third party channels.

Inventory loss and theft, or “shrinkage,” and merchandise returns could also increase in the future. If merchandise returns are significant, or our shrinkage rate increases, our revenues and costs of operations could be adversely affected.

Our business could suffer if we are unsuccessful in making, integrating, and maintaining commercial agreements and other business relationships.

Relationships with Manufacturers, Retailers and Other Suppliers

In our GeC and Consumer Engagement businesses, we own inventory and primarily purchase products from the manufacturers and distributors of the products. If we are unable to develop and maintain relationships with these manufacturers, distributors or sources, we may be unable to obtain or continue to carry a sufficient assortment and quantity of quality merchandise on acceptable commercial terms and our e-commerce businesses could be adversely impacted. We purchased 15% and 18% of the total amount of inventory we purchased from the same manufacturer during fiscal years 2010 and 2009, respectively. During fiscal year 2008, we purchased 17% and 13% of the total amount of inventory we purchased from two manufacturers. While we have contracts with these manufacturers, these manufacturers and other manufacturers, some of which do not have contracts with us, could stop selling products to us and may ask us to remove their products or logos from our or our clients’ webstores. If we are unable to obtain products directly from manufacturers, retailers or other suppliers, especially popular brand merchandise, we may not be able to obtain the same or comparable merchandise in a timely manner or on acceptable commercial terms.

We purchase licensed sports merchandise from suppliers with licensing agreements with professional sports leagues and other licensors. Some of these suppliers have exclusive rights to manufacture this merchandise. We are dependent on these exclusive suppliers for the availability of this merchandise. If for any reason these suppliers do not, are unwilling to, or are unable to, sell and deliver quality merchandise to us in a timely fashion, our sales of licensed sports merchandise could be adversely affected.

Our consumer engagement business depends on purchasing increasing volumes of inventory from brands, retailers and other suppliers. These brands, retailers and other suppliers may not continue to sell their inventory to us on current terms or at all. For example, our suppliers may sell their inventory to other traditional or online retailers or they may not have inventory to sell. Our failure to obtain inventory on current terms or at all may limit the growth of our consumer engagement business.

Marketing and Promotional Arrangements

We have relationships with search engines, comparison shopping sites, affiliate marketers, online advertising networks, and other websites to provide content, advertising banners and other links to our clients’ e-commerce businesses. Our GeC business relies on these relationships as significant sources of traffic to our clients’ e-commerce businesses. If we are unable to maintain these relationships or enter into new relationships on acceptable terms, our ability to attract new customers could be harmed.

Shipping Vendors

We rely upon multiple third parties to ship the products sold in our GeC and consumer engagement businesses. We also rely upon certain drop-ship vendors to ship products directly to consumers. As a result, we are subject to the risks associated with the ability of these vendors and other third parties to successfully and in a timely manner fulfill and ship customer orders and any price increases, including as a result of fuel surcharges, instituted by these vendors. The failure of these vendors and other third parties to provide these services, or the termination or interruption of these services, could adversely affect the satisfaction of consumers, which could result in reduced sales by our GeC and consumer engagement businesses.

Payment Processors

Consumers typically pay for purchases through webstores in our GeC businesses and through our consumer engagement business by credit card or similar payment method. We must rely on banks or payment processors to process these transactions and must pay a fee for this service. From time to time, credit card associations may increase the interchange fees that they charge for each transaction using one of their cards. Our credit card processors have the right to pass any increases in interchange fees on to us as well as increase their own fees for processing. These increased fees would increase our operating costs and reduce our profit margins. We are also required by our processors to comply with credit card association operating rules, and we may be required to reimburse our processors for any fines they are assessed by credit card associations as a result of any rule violations by us. The credit card associations and their member banks set and interpret operating rules related to their credit cards. The credit card associations and/or member banks could adopt new operating rules or re-interpret existing rules that we might find difficult or even impossible to follow. As a result, we could lose our ability to give customers the option of using credit cards to make their payments, which would seriously damage our business.

We also accept alternative payments, including Paypal, Bill Me Later, Google checkout, gift cards and gift certificates, and open invoices. If we were to lose our ability to give customers the option to use these payment methods our business and financial results could be could be adversely affected.

Telecommunications and Data Providers

We rely on third parties to provide telecommunications and data links upon which our businesses are dependant. Any disruption in these services could cause substantial harm to our business and our financial results.

Our licensed sports business depends on continued customer interest in professional sports leagues and could be adversely affected by any decrease in fan interest in the professional sports leagues, their teams or their players.

Our business derives substantial revenues from the sale of sports products branded with the names and logos of professional sports leagues, their teams and/or their players. Any decrease in fan interest in professional sports leagues, their teams or their players, including as a result of labor conflicts (and resulting lock-outs, strikes, or cancelled games or seasons), player trades, player injuries, the lack of success of popular players or teams, or logo changes, could adversely affect our revenues and financial results.

A disruption at any of our facilities could materially and adversely affect our business, results of operations and financial condition.

Any disruption at any of our facilities, including system, network, telecommunications, software or hardware failures, any damage to our physical locations or off-site data centers, or our ability to access our locations for any reason, could materially and adversely affect our business, results of operations and financial condition.

Our operations are subject to the risk of damage or interruption from:

•	fire, flood, hurricane, tornado, earthquake or other natural disasters;

•	power losses and interruptions;

•	Internet, telecommunications or data network failures;

•	physical and electronic break-ins or security breaches;

•	computer viruses;

•	acts of terrorism;

•	outbreak of disease; and

•	other similar events.

If any of these events occur, it could result in interruptions, delays or cessations in our businesses. Our clients might seek significant compensation from us for their losses. Even if unsuccessful, this type of claim likely would be time consuming and costly for us to address and damaging to our reputation.

Our success is tied to the adequacy of the Internet infrastructure.

The success of our GeC, GMS and consumer engagement businesses depends on the continued development and maintenance of the Internet infrastructure. As currently configured, the Internet may not support changes in technology or continued increases in the number or requirements of users, or there may be delays in the development of necessary modifications to the Internet infrastructure, either of which could result in Internet outages and delays. In addition, problems caused by “viruses,” “worms,” malware and similar programs and/or cyber terrorism may harm the performance of the Internet or our systems. The amount of traffic on our and our clients’ e-commerce businesses could decline materially if there are Internet outages or delays in the future.

We are dependent upon consumers’ willingness to use the Internet for commerce.

Our success depends upon the general public’s continued willingness to use the Internet as a means to purchase goods, communicate, and conduct and research commercial transactions. If consumers became unwilling or less willing to use the Internet for communications or commerce for any reason, including lack of access to high-speed communications equipment, congestion of traffic on the Internet, Internet outages or delays, disruptions or other damage to users’ computers, increases in the cost of accessing the Internet and security and privacy risks or the perception of such risks our businesses would suffer, such decreased use of the internet for communications and commerce would have an adverse impact on our businesses.

We may be liable if third parties misappropriate our or our clients’ customers’ personal information from our network.

We cannot be assured that our security measures will prevent security breaches. A compromise of our security systems that results in customers’ personal information being obtained by an unauthorized person could result in litigation against us and fines imposed on us, and could adversely affect customers’ willingness to utilize our and our clients’ businesses, our reputation, operations, results of operations, financial condition and liquidity.

Additionally, any security breach could require that we expend significant resources to strengthen the security of our information systems and result in a disruption of our online operations.

If we do not respond to rapid technological changes, our services and proprietary technology and systems may become obsolete.

The industries in which we participate are characterized by rapid technological change. To remain competitive, we must continue to develop new services and technologies and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

We are in the process of enhancing and unbundling the components of our e-commerce and payments platform. If this technology project requires higher than expected expenses, the success of client migrations to the enhanced platform are not accomplished as planned, the enhanced platform is not accepted by the market and/or we fail to meet client commitments and services level agreements, we could be subject to substantial penalties under our agreements with our clients and/or our relationships with our clients, our business and our results of operations and financial condition could be substantially harmed.

In addition, the number of individuals who access the Internet through devices other than a personal computer, such as mobile telephones, personal digital assistants, smart phones, hand held computers, televisions and set-top box devices, has increased dramatically and is likely to increase in the future. As a result, we must continue to adapt our existing technologies for use with these alternative devices.

Substantial costs and management time can be required to introduce new services and enhancements, and we may be unable to respond to rapid technological changes in a timely enough manner to avoid our services becoming uncompetitive. Our failure to respond to technological changes could substantially harm our business, results of operations and financial condition.

Our business is dependent on the use of e-mail, and any decrease in the use of e-mail or our ability to use e-mail may harm our business, results of operations and financial condition.

In our e-mail marketing solutions business, we derive revenue from selling our e-mail marketing solutions. We and our clients also rely on e-mail marketing to drive consumer traffic to the webstores in our GeC businesses. E-mail could become a less effective means of communicating with and marketing to consumers for a variety of reasons, including:

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

Our ability to contact customers through e-mail could also be harmed and our business may be adversely affected if we end up on SPAM lists, or lists of entities that have been involved in sending unwanted, unsolicited e-mails. If any of these were to occur, the traffic to our and our clients’ e-commerce businesses and the demand for our e-mail marketing solutions may decrease, which could adversely affect our business, results of operations and financial condition.

We may be unable to protect our proprietary technology and intellectual property rights.

Our success depends to a significant degree upon the protection of our intellectual property rights. We may be unable to deter infringement or misappropriation of our software, trademarks, business processes and other proprietary information and material, detect unauthorized use or take appropriate steps to enforce our intellectual property rights. The steps we have taken to protect our proprietary rights may be inadequate and third parties may infringe or misappropriate our proprietary rights. Any significant failure on our part to protect our intellectual property could make it easier for our competitors to offer similar services and thereby adversely affect our market opportunities. In addition, litigation may be necessary in the future to enforce our intellectual property rights. Litigation could result in substantial costs and diversion of management and technical resources.

We have been, and may in the future be subject to intellectual property claims or competition or trade practices claims that could be costly and could disrupt our business.

Third parties may assert that our businesses or technologies infringe or misappropriate their intellectual property rights, or that we are engaging in unfair competition or other illegal trade practices. We have been sued for infringing other parties’ patents and have been notified of other potential patent disputes. We could increasingly be subject to patent infringement claims as our services expand in scope and complexity. Patent infringement and other intellectual property claims, whether meritorious or not, are time consuming and costly to resolve, and could require expensive changes in our methods of doing business, could require us to enter into costly royalty or licensing agreements, or could require us to cease conducting certain operations. We may be unsuccessful in defending against these claims, which could result in substantial damages, fines or other penalties. Even unsuccessful claims could result in significant legal fees and other expenses, diversion of management’s time and disruptions in our business. Any of these claims could also harm our reputation.

We may be subject to product liability claims that could be costly and time-consuming.

We sell products sourced by us and products manufactured by third parties which could expose us to product liability claims if any of these products are alleged to be defective. If any product that we sell were to cause physical injury or injury to property, the injured party or parties could bring claims against us. We could also be subject to claims that customers of our GeC or consumer engagement businesses were harmed due to their reliance on our product information, product selection guides, advice or instructions. If a successful claim were brought against us in excess of our insurance coverage, it could adversely affect our business, results of operations and financial condition. Even unsuccessful claims could result in the expenditure of funds and management time and adverse publicity and could have a negative impact on our business.

Credit card and payment fraud could adversely affect our business.

The failure to adequately control fraudulent transactions on our GeC, consumer engagement and GMS platforms could increase our expenses. Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. We may in the future suffer losses as a result of orders placed with fraudulent credit card data.

If one or more states successfully assert that we should collect or should have collected sales or other taxes on the sale of our merchandise, our business could be harmed.

The application of sales tax or other similar taxes to interstate and international sales over the Internet is complex and evolving. We currently collect sales or other similar taxes only for goods we own, sell and ship into certain states. One or more local, state or foreign jurisdictions may seek to impose past and future sales tax obligations on us or other out-of-state companies that engage in e-commerce. If one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of merchandise for which we are not currently collecting taxes, it could result in substantial tax liability for past sales, decrease future sales and otherwise harm our business.

We may have exposure in excess of our recorded tax liabilities.

We are subject to income, payroll and other taxes in both the United States and foreign jurisdictions. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Moreover, significant judgment is required in evaluating our worldwide provision for income taxes. Our determination of our tax liability is always subject to review by applicable tax authorities. Any adverse outcome of such a review could have a negative effect on our operating results and financial condition. Any change in existing taxation rules or practices could result in increased tax liabilities and adversely affect our financial results.

Our ability to use net operating loss carryforwards to reduce future tax payments may be limited.

As of January 1, 2011, we had estimated available net operating loss carry-forwards (“NOLs”) of $216.2 million for federal income tax purposes that expire between 2011 and 2030. Our ability to use these NOLs will be dependent on our ability to generate future taxable income and may expire before we generate sufficient taxable income. Through 2010, approximately $3.1 million of these NOLs has expired unutilized.

Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382. Any unused NOLs in excess of the annual limitation may be carried over to later years.

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

In the fourth quarter of fiscal 2008, we began to self-insure for employee medical coverage for certain of our businesses up to a set retention level, beyond which we maintain excess insurance coverage. We may decide to self-insure for employee medical coverage for other businesses or for other risks for which we currently purchase insurance. Liabilities are determined using actuarial estimates of the aggregate liability for claims incurred and an estimate of incurred but not reported claims, on an undiscounted basis. Our accruals for insurance reserves reflect certain actuarial assumptions and management judgments, which are subject to a high degree of variability. The variability is caused by factors external to us such as:

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

Existing or future laws or regulations could harm our business.

We are subject to international, federal, state and local laws applicable to businesses in general and applicable to e-commerce and marketing services specifically.

Existing and proposed laws and regulations covering issues such as taxation, pricing, content, distribution, access, quality and delivery of products and services, electronic contracts, intellectual property rights, user privacy and information security may impede the growth of our businesses. Our international operations are also subject to import and export requirements, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials.

It is not clear how some existing laws apply to the Internet and e-commerce, and some laws that are specific to the Internet and e-commerce, such as the Digital Millennium Copyright Act and The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the “CAN-SPAM” Act, are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. In addition, the potential scope of operation and enforcement of the new Consumer Financial Protection Bureau with respect to those handling consumer credit card transactions also is unclear at present. Unfavorable regulations and laws, or interpretations thereof, could diminish the demand for our services, limit the services we can provide, increase our cost of doing business and subject us to penalties.

In addition, our businesses utilize “behavioral marketing” (generally, the tracking of a user’s online activities) to deliver relevant content to web users. The Federal Trade Commission, or FTC, has released a Staff Report with principles to address consumer privacy issues that may arise from behavioral marketing and to encourage industry self-regulation. The FTC also has issued a Staff Report in December 2010 on consumer privacy policy, proposing a set of self-regulatory best practices and several policy recommendations for consideration by Congress, including institution of “do not track” mechanisms. In the future, regulations or legislation could, if enacted, prohibit the use of certain technologies that track individuals’ activities on the internet. Such laws and regulations could restrict our ability to collect and use page viewing data, and personal information, which may reduce demand for our GMS and/or reduce demand for the webstores using our GeC business. If our interactive marketing products are perceived to cause or are otherwise unfavorably associated with invasions of privacy, whether or not illegal, we or our clients may be subject to public criticism. Existing and potential future privacy laws and increasing public concerns regarding data collection, privacy and security may cause some internet users to be less likely to visit our client’s websites or otherwise interact with them. If enough consumers choose not to visit our customers’ websites or otherwise interact with them, our customers could stop using our interactive marketing products and the growth of these businesses could be harmed or it may not be possible to continue the current business models for these products.

Future changes in financial accounting standards or practices may adversely affect our reported financial results.

A change in accounting standards or practices could have a significant effect on our reported results and may even require retroactive or retrospective application. Changes to existing rules or the questioning of current practices may cause adverse unexpected revenue and/or expense fluctuations and could adversely affect our reported financial results or the way we conduct our business.

Our success is dependent upon our executive officers and other key personnel.

Our success depends to a significant degree upon the contribution of our executive officers and other key personnel, particularly Michael G. Rubin, our chairman of the board, president and chief executive officer. Our executive officers and key personnel could terminate their employment with us at any time despite any employment agreements we may have with these employees. Due to the competition for highly qualified personnel, we cannot be sure that we will be able to retain or attract executive, managerial or other key personnel. In addition, key personnel of an acquired company may decide not to work for us. We do not maintain and do not intend to obtain key person life insurance for any of our executive officers or key personnel. The loss of any of our key personnel could harm our business if we are unable to effectively replace that person, if we incur significant operating expenses and direct management time to search for a replacement, or if that person should join one of our competitors or otherwise compete with us.

We may be unable to hire and retain skilled personnel which could limit our growth.

Our success depends on our ability to continue to identify, attract, retain and motivate skilled personnel. Due to intense competition for these individuals from our competitors and other employers, we may not be able to attract or retain highly qualified personnel in the future. Our failure to attract and retain the experienced and highly trained personnel that are integral to our businesses may limit our growth. Additionally, we have experienced recent growth in personnel numbers and expect to continue to hire additional personnel in selected areas. Managing this growth requires significant time and resource commitments from our senior management. If we are unable to effectively manage a large and geographically dispersed group of employees or to anticipate our future growth and personnel needs, we may not be able to retain skilled personnel and our business may be adversely affected.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on the effectiveness of our internal control over financial reporting. We have expended significant resources to comply with our obligations under Section 404. If we fail to correct any issues in the design or operating effectiveness of our internal controls and update our controls based on changes to our business over financial reporting or fail to prevent fraud, current and potential stockholders and clients could lose confidence in our financial reporting, which could harm our business, the trading price of our common stock and our ability to retain our current clients and obtain new clients.

The price of our common stock has and may continue to fluctuate significantly.

Our stock price has been and may continue to be volatile. Fluctuations in our stock price have been and may be as a result of a variety of factors, many of which are beyond our control. These factors include, among others: our performance and prospects; fluctuations in our operating results; changes in our publicly available guidance of future results of operations; investor perception of us and the industries in which we operate; and general financial, economic and other market conditions. In addition, broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Declines in our stock price could have a material adverse impact on investor confidence and employee retention.

Future sales of our common stock in the public market or the issuance of our common stock or securities senior to our common stock could adversely affect the trading price of our common stock.

We may issue common stock or equity securities senior to our common stock in the future for a number of reasons, including to attract and retain key personnel or outside consultants, to finance our operations and growth strategy, including possible acquisitions, to adjust our ratio of debt to equity, to satisfy outstanding obligations, including obligations under earnout agreements and long term incentive plans, or for other reasons. If we issue securities, our existing stockholders may experience dilution or the new securities may have rights senior to those of our common stock. In addition, the terms of these securities could impose restrictions on our operations. Future sales of our common stock, the perception that such sales could occur or the availability for future sale of shares of our common stock or securities convertible into or exercisable for our common stock could adversely affect the market prices of our common stock prevailing from time to time. No prediction can be made as to the effect, if any, that the sale, or the availability for sale, of substantial amounts of common stock could have on the market price of our common stock.

We have never paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

We have never paid cash dividends on our common stock and do not anticipate that any cash dividends will be declared or paid in the foreseeable future. In addition, the terms of our Existing Credit Facility and New Credit Facility restrict our ability to declare or pay dividends on our common stock.

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

Holders of our common stock will be subordinated to our Existing Credit Facility and New Credit Facility, convertible notes and other indebtedness.

In the event of our liquidation or insolvency, holders of common stock would receive a distribution only after payment in full of all principal and interest due (i) under our Existing Credit Facility and New Credit Facility, (ii) to holders of our convertible notes and (iii) to other creditors. After these payments are made, there may be little or no proceeds to distribute to holders of our common stock.

ITEM 1B:	UNRESOLVED STAFF COMMENTS.

We, like other issuers, from time to time receive written comments from the staff of the SEC regarding our periodic or current reports under the Exchange Act. There are no comments that remain unresolved that we received not less than 180 days before the end of fiscal 2010.

ITEM 2:	PROPERTIES.

The following table provides information about owned and leased facilities that we occupy as of February 1, 2011:

	Square
Use	Footage	Locations	Segment
	(In thousands)

Principal Office	104	King of Prussia, PA
Offices	181	Los Angeles, CA;	Global e-Commerce Services
		Pacoima, CA;
		San Jose, CA;
		Boynton Beach, FL;
		Winter Park, FL;
		King of Prussia, PA;
		Chattanooga, TN;
		Roanoke, VA;
		Tokyo, Japan;
		Barcelona, Spain; and
		Chadderton, United Kingdom
Offices	237	Tempe, AZ;	Global Marketing Services
		Campbell, CA;
		Burlington, MA;
		Central Islip, NY;
		New York, NY;
		Columbus, OH;
		King of Prussia, PA;
		Wilkes-Barre, PA;
		Bellevue, WA;
		London, England; and Singapore
Offices	78	Boston, MA; and	Consumer Engagement
		New York, NY
Fulfillment Centers	3,000	Pacoima, CA;	Global e-Commerce Services
		Louisville, KY;
		Richwood, KY;
		Shepherdsville, KY;
		Martinsville, VA;
		Mississauga, Ontario, Canada; and
		Chadderton, United Kingdom
Call Centers	212	Pacoima, CA;	Global e-Commerce Services
		Melbourne, FL;
		Brunswick, GA;
		Eau Claire, WI; and
		Chadderton, United Kingdom

We also lease additional space to fill short term needs on an as needed basis. We believe that our properties are adequate for our present needs and that suitable additional or replacement space will be available as required.

We own our principal executive office in King of Prussia, PA, which was subject to an $11.9 million mortgage as of the end of fiscal 2010. We also have an option through March 2012 to purchase an additional building lot adjacent to our principal executive office in King of Prussia, PA. We own another office in King of Prussia, PA, a fulfillment center in Louisville, KY, and a call center in Eau Claire, WI none of which is subject to a mortgage. All other properties listed above are leased.

ITEM 3:	LEGAL PROCEEDINGS.

We are involved in various litigation incidental to our business, including alleged contractual claims, claims relating to infringement of intellectual property rights of third parties, claims relating to the manner in which goods are sold through our integrated-commerce platform and claims relating to our collection of sales taxes in certain states. We currently collect sales taxes for goods owned and sold by us and shipped into certain states. As a result, we are subject from time to time to claims from other states alleging that we failed to collect and remit sales taxes for sales and shipments of products to customers in those states.

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

ITEM 4:	(REMOVED AND RESERVED).

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following table sets forth the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market under the symbol “GSIC.”

	Common Stock
	Price
	High	Low

Fiscal 2009
First Quarter	$13.77	$7.35
Second Quarter	$15.59	$12.29
Third Quarter	$19.75	$14.09
Fourth Quarter	$26.00	$18.09
Fiscal 2010
First Quarter	$28.49	$22.53
Second Quarter	$31.35	$24.26
Third Quarter	$29.99	$20.87
Fourth Quarter	$26.45	$21.74

As of February 18, 2011, we had approximately 1,770 stockholders of record. The last reported sales price per share for our common stock on February 18, 2011, as reported on the NASDAQ Global Select Market, was $22.05.

We have never declared or paid a cash dividend on our common stock. We currently intend to retain any future earnings to fund our growth and, therefore, do not anticipate declaring or paying any cash dividends on our common stock for the foreseeable future. In addition, the terms of our existing and new secured bank credit facilities restrict our ability to declare or pay dividends on our common stock.

We made no repurchases of our common stock during the fourth quarter of fiscal 2010.

Pursuant to the terms of a Consulting Agreement dated April 22, 2009 between Arimor, LLC (“Arimor”) and GSI Commerce Solutions, Inc., the Company agreed to issue to Arimor shares of the Company’s common stock as a fee for consulting services provided by Arimor. For the fourth quarter of fiscal 2010, the Company issued an aggregate of 12,583 shares of common stock to Arimor (“Arimor Shares”) pursuant to such agreement.

The issuances of the Arimor Shares were completed in accordance with Section 4(2) of the Securities Act of 1933, as amended, in offerings without any public offering or distribution. The Arimor Shares are restricted securities and include appropriate restrictive legends.

STOCK PERFORMANCE GRAPH

The following graph shows a comparison of the cumulative total return for our common stock, the Morgan Stanley Internet Index and the NASDAQ Composite, assuming an investment of $100 in each on December 31, 2005, and the reinvestment of all dividends. The data points used for the performance graph are listed below.

COMPARISON OF CUMULATIVE TOTAL RETURN

ASSUMES $100 INVESTED ON JAN 01, 2006
ASSUMES DIVIDEND REINVESTED

Total Return Analysis

Period Ending

Company/Market/Peer Group	12/31/2005	12/30/2006	12/29/2007	1/3/2009	1/2/2010	1/1/2011
GSI Commerce, Inc.	$100.00	$124.25	$129.49	$71.50	$168.26	$153.94
NASDAQ Composite	$100.00	$110.39	$123.05	$75.75	$106.35	$125.52
Morgan Stanley Internet	$100.00	$109.49	$148.26	$82.14	$155.30	$205.11

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

The following tables present portions of our financial statements and are not complete. You should read the following selected consolidated financial data together with our consolidated financial statements and related notes to our financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” The selected statement of operations data for fiscal 2008, fiscal 2009 and fiscal 2010 and the balance sheet data as of the end of fiscal 2009 and fiscal 2010 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of operations data for fiscal 2006 and fiscal 2007 and the balance sheet data as of the end of fiscal 2006, fiscal 2007 and fiscal 2008 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Fiscal Year Ended
	December 30,	December 29,	January 3,	January 2,	January 1,
	2006	2007	2009	2010	2011

Revenues:
Net revenues from product sales	$461,183	$512,194	$577,073	$542,249	$777,348
Service fee revenues	148,370	237,763	389,853	461,966	580,646

Net revenues	609,553	749,957	966,926	1,004,215	1,357,994
Total costs and expenses(1)	600,116	745,638	977,186	993,949	1,375,312

Income (loss) from operations	9,437	4,319	(10,260)	10,266	(17,318)
Total other expense, net	2,916	8,165	20,296	18,950	18,902

Income (loss) before income taxes	6,521	(3,846)	(30,556)	(8,684)	(36,220)
Provision (benefit) for income taxes(2)	(38,140)	(2,887)	(7,585)	2,344	660
Equity-method investment earnings	—	—	—	—	(378)

Net income (loss) before cumulative effect of change in accounting principle	44,661	(959)	(22,971)	(11,028)	(36,502)
Cumulative effect of change in accounting principle	268	—	—	—	—

Net income (loss)	$44,929	$(959)	$(22,971)	$(11,028)	$(36,502)

Basic earnings (loss) per share:
Prior to cumulative effect of change in accounting principle	$0.98	$(0.02)	$(0.49)	$(0.21)	$(0.57)

Net income (loss) per share	$0.99	$(0.02)	$(0.49)	$(0.21)	$(0.57)

Diluted earnings (loss) per share:
Prior to cumulative effect of change in accounting principle	$0.93	$(0.02)	$(0.49)	$(0.21)	$(0.57)

Net income (loss) per share(3)	$0.94	$(0.02)	$(0.49)	$(0.21)	$(0.57)

BALANCE SHEET DATA:
Total assets	$457,456	$670,104	$716,025	$1,061,848	$1,107,162
Total long-tem liabilities(4)	60,083	185,364	201,398	227,073	167,445
Working capital(5)	125,172	165,822	40,938	21,789	57,679
Stockholders’ equity(5)(6)	235,778	280,900	274,496	476,340	563,033

(1)	In fiscal 2010, we recorded an $88.3 million impairment of goodwill and intangible assets. For additional information, see Note 5, Goodwill and Other Intangible Assets, to our consolidated financial statements included in Item 15, Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K.

In fiscal 2010, we recorded income of $61.0 million from changes in fair value of deferred acquisition payments. For additional information, see Note 3, Fair Value of Financial and Nonfinancial Instruments, to our consolidated financial statements included in Item 15, Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K.

(2)	Included in fiscal 2006 was a $38.1 million non-cash income tax benefit resulting from the reversal of valuation allowance.

(3)	For additional information on the diluted earnings (loss) per share calculation, see Note 12, Loss Per Share, to our consolidated financial statements included in Item 15, Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K.

(4)	In fiscal 2007, we completed a subordinated convertible note offering of $150 million. For additional information, see Note 7, Long-Term Debt and Credit Facility, to our consolidated financial statements included in Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K. In fiscal 2010 we converted our $57.5 million 3% subordinated convertible notes into 3.2 million shares of our common stock.

(5)	In fiscal 2008, we acquired e-Dialog, Inc. for approximately $150 million in cash, including acquisition costs. In fiscal 2009, we acquired Retail Convergence, Inc. (“Rue La La”) for (i) $186 million at closing consisting of cash of $92 million and shares of our common stock valued at $94 million, and (ii) the obligation to make earnout payments of up to $170 million over a three year period beginning with fiscal year 2010 depending on Rue La La’s achievement of certain financial performance targets. In fiscal 2010, we acquired MBS Insight, Inc. for $22 million in cash. For additional information, see Note 6, Acquisition and Investments, to our consolidated financial statements included in Item 15, Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K.

(6)	In fiscal 2009, we received approximately $88 million of net proceeds from the sale of 5.4 million shares of our common stock.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All statements made in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements, as defined under federal securities law. The words “look forward to,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “could,” “guidance,” “potential,” “opportunity,” “continue,” “project,” “forecast,” “confident,” “prospects,” “schedule,” “designed,” “future” “discussions,” “if” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, consumer spending, the financial markets and the industries in which we and our clients operate; changes affecting the Internet e-commerce and marketing service, our ability to develop and maintain relationships with clients and suppliers and the timing of our establishment, extension or termination of our relationships with clients; our ability to timely and successfully develop, maintain and protect our technology, confidential and proprietary information, and to timely and successfully enhance, develop and maintain our product and service offerings; our ability to execute operationally to attract and retain qualified personnel, close our recently announced agreement to acquire Fanatics, Inc. (“Fanatics”), to successfully integrate our recent acquisitions of other businesses, including Fanatics; and the performance of acquired businesses, including Fanatics. More information about potential factors that could affect us is described in Item 1A of Part I, “Risk Factors.” We expressly disclaim any intent or obligation to update these forward-looking statements.

Executive Overview

Fiscal 2010 Financial Results Compared to Fiscal 2009 and Significant Events:

•	Net revenues increased by $353.8 million, or 35%; net revenues from product sales increased by $235.2 million, or 43%; and service fee revenues increased by $118.6 million, or 26%.

•	Income from operations decreased to a loss of $17.3 million in fiscal 2010 compared to income of $10.3 million in fiscal 2009.

•	Net loss was $36.5 million in fiscal 2010, inclusive of a provision for income taxes of $0.7 million, compared to net loss of $11.0 million in fiscal 2009, inclusive of an income tax provision of $2.3 million.

•	We made the following acquisitions:

•	MBS Insight (“MBS”), a database solutions provider;

•	FetchBack, a provider of comprehensive retargeting solutions;

•	VendorNet, a provider of supply chain management software and services; and

•	M3 Mobile, a mobile marketing agency.

•	We purchased a 27% equity interest in Intershop Communications, AG., a provider of e-commerce software.

•	In March 2010, we amended and expanded our existing secured revolving credit facility by $60 million to $150 million (“the Existing Credit Facility”). The Existing Credit Facility is available for letters of credit, working capital and general corporate purposes, including possible acquisitions and expires in March 2013.

•	In June 2010, we called our outstanding $57.5 million 3% convertible notes due 2025 for redemption and substantially all of the notes were converted into 3.2 million shares of our common stock.

•	In the fourth quarter of fiscal 2010, we recorded an $88.3 million impairment of goodwill and intangible assets comprised of $81.5 million for the Rue La La reporting unit and $6.8 million for the International e-Commerce reporting unit.

•	In fiscal 2010, we recorded income of $61.0 million due to the reduction in the fair value of deferred acquisition payments for Rue La La to $0 based on revised estimates of Rue La La’s financial projections for fiscal years 2011 and 2012.

•	Subsequent Events:

•	On February 9, 2011 we signed a definitive agreement to acquire Fanatics, Inc. (“Fanatics”), an online retailer of licensed sports merchandise for approximately $277 million, including $171 million of cash and 4.8 million shares of our common stock, which were valued at $106 million at the time of signing. We expect the acquisition to close in the second quarter of fiscal 2011.

•	We entered into a new $400 million credit agreement (“the New Credit Facility”) that will close simultaneously with and will be contingent upon the closing of the Fanatics acquisition. The New Credit Facility will replace our $150 million Existing Credit Facility and includes a $285 million revolving line of credit and a $115 million term loan, with the option to increase the commitments under these facilities by up to an additional $50 million to a total of $450 million. The New Credit Facility becomes effective if our acquisition of Fanatics closes on or before May 10, 2011.

•	We have authorized a share buy-back program of up to an aggregate of $50 million of our common stock over the next two years, commencing on the closing of the Fanatics acquisition. Shares may be repurchased from time to time at prevailing prices in the open market, including pursuant to Rule 10(b)5-1 trading plans.

Consolidated Results (amounts in tables in millions):

Comparison of Fiscal 2010 and 2009:

Total Net Revenues, Costs and Expenses and Income (Loss) from Operations

	Fiscal	% of Net	Fiscal	% of Net	Increase/
	2009	Revenues	2010	Revenues	(Decrease)	% Change

Revenues:
Net revenues from product sales	$542.2	54%	$777.4	57%	$235.2	43%
Service fee revenues	462.0	46%	580.6	43%	118.6	26%

Total net revenues	1,004.2	100%	1,358.0	100%	353.8	35%
Costs and expenses:
Cost of revenues from product sales	398.6	40%	565.4	41%	166.8	42%
Marketing	54.8	6%	63.6	5%	8.8	16%
Account management and operations	273.1	27%	361.9	27%	88.8	33%
Product development	120.2	12%	161.3	12%	41.1	34%
General and administrative	82.9	8%	112.0	8%	29.1	35%
Depreciation and amortization	63.4	6%	83.8	6%	20.4	32%
Changes in fair value of deferred acquisition payments	0.9	0%	(61.0)	−4%	(61.9)
Impairment of goodwill and intangible assets	—	0%	88.3	6%	88.3

Total costs and expenses	993.9	99%	1,375.3	101%	381.4	38%

Income (loss) from operations	$10.3	1%	$(17.3)	−1%	$(27.6)	−268%

Net Revenues from Product Sales

The increase in net revenues from product sales in fiscal 2010 was primarily driven by the acquisition of Rue La La, which we acquired in November 2009, as well as higher shipping revenue due to increased volume of unit shipments in the Global e-Commerce Services (“GeC”) segment.

Service Fee Revenues

The increase in service fee revenues in fiscal 2010 was primarily driven by growth in the GeC and Global Marketing Services (“GMS”) segments. The revenue growth in both segments was driven by increased revenue from existing clients, the addition of new clients as well as from the impact of companies acquired in fiscal 2010.

Costs and Expenses

Cost of Revenues from Product Sales

	Fiscal 2009	Fiscal 2010

Cost of revenues from product sales	$398.6	$565.4
As a percentage of net revenues from product sales	74%	73%

The increase in cost of revenues from product sales in fiscal 2010 was driven by the addition of the Consumer Engagement segment as well as increased net revenues from products sales in the GeC segment. Cost of revenue from product sales as a percentage of net revenues from product sales was relatively flat.

Marketing

The absolute dollar increase in marketing expenses was driven by the increase in net revenues from product sales in the GeC and Consumer Engagement segment. As a percentage of net revenues from product sales, marketing expenses decreased from 10% in fiscal 2009 to 8% in fiscal 2010 due to the increase in product sales from the Consumer Engagement segment which have lower marketing expenses as a percentage of net revenues than product sales in the GeC segment.

Account Management and Operations

The absolute dollar increase in account management and operations expenses was driven primarily by increased payroll, professional fees and related personnel expenses in each of our segments as well as increased fulfillment, customer care and credit card fees in the GeC and Consumer Engagement segments driven by increased order and shipment volume in the GeC segment and the acquisition of Rue La La in November 2009.

Product Development

The absolute dollar increase in product development expenses was primarily driven by payroll and professional fees in each of our segments for enhancements to our technology platforms, the expansion and upgrading of our technology operations infrastructure and costs associated with launching new clients on our platforms as well as from companies acquired in fiscal 2010. The largest increase came from the GeC segment.

General and Administrative

The absolute dollar increase in general and administrative expenses was primarily driven by increased payroll and related expenses and professional fees in each of our segments including expenses from the companies acquired in the last year. Expenses for acquisition related integration, transaction, due diligence and earn-out expenses increased to $10.1 million in fiscal 2010 from $4.1 million in fiscal 2009 primarily due to earn-out expenses associated with one of the companies we acquired in fiscal 2010.

Depreciation and Amortization

Depreciation expenses increased by $11.0 million for fiscal 2010 primarily due to an increase in capital expenditures in fiscal 2010 compared to fiscal 2009 as well as depreciation on assets from companies acquired in fiscal 2009 and fiscal 2010. Amortization expenses increased by $9.4 million for fiscal 2010 due to the intangible asset amortization related to the companies acquired in fiscal 2009 and fiscal 2010.

Changes in Fair Value of Deferred Acquisition Payments

The decrease in the fair value of deferred acquisition payments was due to a revision of our estimate of the amount of deferred acquisition payments that will be paid to the former shareholders of Rue La La based on Rue La La’s financial performance in fiscal 2010 and revised financial projections for fiscal years 2011 and 2012. Based on these revised estimates, we do not expect Rue La La to achieve the minimum earnings thresholds needed to trigger any of the deferred acquisition payments and have determined that the fair value of the deferred acquisition payment liability is $0 at the end of fiscal 2010 compared to $61.0 million at the end of fiscal 2009.

Impairment of Goodwill and Intangible Assets

In the fourth quarter of fiscal 2010, we completed our annual impairment testing of goodwill and indefinite-lived intangible assets and determined there was an impairment in our Rue La La and International e-Commerce Services reporting units. The fair value of each of these two reporting units was less than their respective carrying values. As a result, we conducted the second step of the impairment test for both reporting units and determined that the goodwill in both of these reporting units was impaired. We determine fair value using widely accepted valuation techniques, including, but not limited to, the income approach which estimates the fair value of our reporting units based on the future discounted cash flows, and the market approach which estimates the fair value of our reporting units based on comparable market prices. We also tested our finite-lived intangible assets for impairment and determined there was an impairment in our Rue La La and International e-Commerce Services reporting units.

We recorded a total goodwill impairment expense of $77.7 million comprised of $71.3 million for the Rue La La reporting unit in our Consumer Engagement segment and $6.4 million for the International e-Commerce Services reporting unit in our GeC segment. We also recorded a $10.6 million impairment expense related to Rue La La’s finite-lived intangible assets.

The impairments in the Rue La La reporting unit resulted from a decline in our projected cash flows. The goodwill impairment charge of $71.3 million reduced the carrying value of the goodwill associated with the reporting unit from $172.9 million to its implied fair value of $101.6 million. The finite-lived intangible asset impairment charge of $10.2 million related to supplier relationships and reduced the carrying value of this intangible asset to $0.

The impairments in the International e-Commerce Services reporting unit resulted from a decline in our projected cash flows. The impairment charges reduced the carrying value of the reporting unit’s goodwill and finite-lived intangible assets to $0.

Other (Income) Expense

	Fiscal 2009	Fiscal 2010	Change

Interest expense	$19.4	$17.3	$(2.1)
Interest income	(0.5)	(0.3)	0.2
Other (income) expense	—	1.2	1.2
Loss on investments	—	0.7	0.7

Total other expense	$18.9	$18.9	$0.0

Interest expense decreased in fiscal 2010 primarily due to the conversion of our $57.5 million 3% convertible notes into shares of our common stock in June 2010. Other (income) expense is primarily comprised of foreign currency exchange gains and losses on transactions denominated in currencies other than the functional currency. The $0.7 million loss on investments is a result of the write-off on an investment in the third quarter of fiscal 2010, which was accounted for under the cost method, due to the deterioration in the financial condition of the investee.

Income Taxes

Our effective tax rate for fiscal years 2010, 2009, and 2008 was (1.9%), (27.0%) and 24.8%, respectively. Our tax rate is affected by recurring items such as tax rates in foreign jurisdictions and the relevant amount of income we earn in each jurisdiction, which has not been consistent as we seek to expand our presence in the international market, as well as the reversal of valuation allowances in some years. See Note 11, Income Taxes, to our consolidated financial statements included in Item 15, Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K for a reconciliation of the differences between our effective income tax rate and the statutory U.S. federal income tax rate of 35% for fiscal years 2010, 2009 and 2008.

Segment Results

	Fiscal 2009	Fiscal 2010	$ Change	% Change

GeC:
Net revenues	$879.6	$1,024.4	$144.8	16%
Segment profit(1)	$74.4	$95.5	$21.1	28%
GMS:
Net revenues	$127.6	$189.9	$62.3	49%
Segment profit(1)	$30.6	$48.4	$17.8	58%
Consumer engagement:
Net revenues	$26.3	$216.7	$190.4	100%
Segment profit (loss)(1)	$1.4	$(9.2)	$(10.6)	100%
Segment Margins:
GeC	8.5%	9.3%
GMS	24.0%	25.5%
Consumer engagement	5.3%	(4.2%)

(1)	Segment profit (loss) equals net revenues less costs and expenses excluding stock-based compensation expense, depreciation and amortization expenses, and the following expenses related to acquisitions: transaction expenses, due diligence expenses, integration expenses, non-cash inventory valuation adjustments, the cash portion of any deferred acquisition payments recorded as compensation expense, changes in fair value of deferred acquisition payments, and impairment of goodwill and intangible assets.

GeC Segment:

Net revenues increased 16% in fiscal 2010. The growth is due to an increase in net revenues from product sales and service fee revenues. The increase in net revenues from product sales was driven by an increase in shipping revenue due to increased unit shipments as well as an increase in product revenue from clients that operated for the entirely of both periods. The increase in service fee revenues for fiscal 2010 was primarily due to an increase in revenues from clients that operated during the entirety of both periods as well as from the addition of clients that began generating revenue for us in fiscal 2010, including inter-company revenues from Rue La La.

Segment profit increased $21.1 million or 28% in fiscal 2010 compared to fiscal 2009 and segment operating margins increased to 9.3% in fiscal 2010 versus 8.5% in fiscal 2009. The increase in segment operating margins was driven primarily by service fee revenues comprising a larger percentage of total net revenues as service fee revenue has no associated cost of revenue or marketing expenses.

GMS Segment:

Net revenues increased 49% in fiscal 2010. The increase is due to growth of revenue from existing clients, including inter-company revenue, revenue from new clients as well as revenue from the acquisitions of Silverlign and Pepperjam in 2009 and MBS Insight, FetchBack and M3 Mobile in 2010.

Segment profit increased $17.8 million or 58% in fiscal 2010 compared to fiscal 2009. Segment operating margins increased from 24.0% to 25.5% in fiscal 2010 compared to fiscal 2009. The increase in segment profit was primarily driven by the revenue growth described above. The increase in the segment margins for fiscal 2010 compared to fiscal 2009 was driven by a favorable mix of revenue from higher margin services partially offset by expenses associated with hiring an executive management team for the segment.

Consumer Engagement Segment:

Net revenues increased $190.4 million in fiscal 2010. The increase is due to Rue La La which was acquired in November 2009. Rue La La accounted for substantially all of the segment revenues. Segment profit decreased $10.6 million due to Rue La La and ShopRunner. Although Rue La La’s revenue grew significantly in fiscal 2010, we continued to invest in the business to support expected continued growth in fiscal 2011. ShopRunner began operations in late fiscal 2009 but didn’t begin to generate any revenue until the fourth quarter of fiscal 2010.

Comparison of Fiscal 2009 and 2008 (amounts in tables in millions):

Total Net Revenues, Costs and Expenses and Loss from Operations

					Fiscal 2009
					vs.
					Fiscal 2008
	Fiscal 2008		Fiscal 2009		$ Change	% Change

Net Revenues by Type:
Net revenues from product sales	$577.1	60%	$542.2	54%	$(34.9)	−6%
Service fee revenues	389.8	40%	462.0	46%	72.2	19%

Total net revenues	$966.9	100%	$1,004.2	100%	$37.3	4%

Net Revenues by Segment:
e-Commerce services	$900.0	93%	$879.6	87%	$(20.4)	−2%
Interactive marketing services	84.5	9%	127.6	13%	43.1	51%
Consumer engagement	—	0%	26.3	3%	26.3	100%
Intersegment eliminations	(17.6)	−2%	(29.3)	−3%	(11.7)	66%

Total net revenues	$966.9	100%	$1,004.2	100%	$37.3	4%

Net Revenues from Product Sales.  Net revenues from product sales decreased $34.9 million in fiscal 2009. Of this decrease, $57.1 million was due to the decrease in revenues from clients that did not operate for the entirety of both periods as well as a decrease due to the transition during the first quarter of fiscal 2009 of one owned inventory client to a non-owned inventory e-commerce agreement structure, and $3.9 million was due to the decrease in revenues from clients that operated for the entirety of both periods, partially offset by a $26.1 million increase in revenues from Rue La La which was acquired in mid-November.

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

Consumer Engagement Segment Revenues.  Net revenues increased to $26.3 million from $0 due to the acquisition of Rue La La in November 2009.

	Fiscal 2008		Fiscal 2009		Fiscal 2009
		% of		% of	vs.
		Net		Net	Fiscal 2008
	$	Revenues	$	Revenues	$ Change	% Change

Cost of revenues from product sales	$405.3	42%	$398.6	40%	$(6.7)	−2%
Marketing	70.3	7%	54.8	6%	(15.5)	−22%
Account management and operations	260.3	27%	273.1	27%	12.8	5%
Product development	104.2	11%	120.2	12%	16.0	15%
General and administrative	69.0	7%	82.9	8%	13.9	20%
Depreciation and amortization	68.1	7%	63.4	6%	(4.7)	−7%
Changes in fair value of deferred acquisition payments	—	0%	0.9	0%	0.9	100%

Total costs and expenses	$977.2	101%	$993.9	99%	$16.7	2%

Costs and Expenses

	Fiscal 2008	Fiscal 2009

Cost of revenues from product sales	$405.3	$398.6
As a percentage of net revenues from product sales	70%	74%

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

Marketing:  Marketing expenses decreased $15.5 million in fiscal 2009. As a percentage of net revenues, marketing expenses decreased from 7% in fiscal 2008 to 6% in fiscal 2009. This decrease was primarily due to the higher percentage increase in service fees compared to the percentage increase in product sales, because service fees typically have no associated marketing expenses.

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

Account Management and Operations:  Account management and operations expenses increased $12.8 million in fiscal 2009. As a percentage of net revenues, account management and operations expenses remained constant at 27%. The increase in absolute dollars was primarily due to our acquisitions of Rue La La, Silverlign and Pepperjam in fiscal 2009 as well as increases in personnel and related costs mostly from our GMS segment, partially offset by decreases in fulfillment expenses.

Product Development:  Product development expenses increased $16.0 million in fiscal 2009. As a percentage of net revenues, product development expenses increased from 11% to 12%. The increases in absolute dollars and as a percentage of net revenues were primarily due to increased personnel expenses to enhance our e-commerce technology platform.

General and Administrative:  General and administrative expenses increased $13.9 million in fiscal 2009. As a percentage of net revenues, general and administrative expenses increased from 7% to 8%. The increase in absolute dollars was primarily due to personnel and related expenses as well as our acquisition of Rue La La.

Depreciation and Amortization:  Depreciation and amortization expenses decreased $4.7 million in fiscal 2009. As a percentage of net revenues, depreciation and amortization expenses decreased from 7% to 6%. Amortization expenses decreased $2.8 million primarily due to the intangible asset amortization related to the e-Dialog acquisition in fiscal 2008. Depreciation expenses decreased $1.9 million due to the acceleration of depreciation for abandoned equipment in fiscal 2008 related to a facility closure and from reduced capital expenditures in fiscal 2009, partially offset by the depreciation of prior and current year fixed asset additions.

Changes in Fair Value of Deferred Acquisition Payments:  The increase was due to the acquisition of Rue La La in fiscal 2009.

Other (Income) Expense

	Fiscal 2008	Fiscal 2009	Change

Interest expense	$18.8	$19.4	$0.6
Interest income	(1.8)	(0.5)	1.3
Other (income) expense	1.6	—	(1.6)
Loss on investments	1.7	—	(1.7)

Total other expense	$20.3	$18.9	$(1.4)

Interest expense remained relatively constant in fiscal 2009 compared to fiscal 2008. The $1.3 million decrease in interest income was due to lower interest rates earned in fiscal 2009. The $1.6 million decrease in other expense was primarily due to larger foreign currency exchange losses in fiscal 2008 compared to fiscal 2009 on transactions denominated in currencies other than the functional currency. The fiscal 2008 $1.7 million loss on investments was due to an other-than-temporary impairment on an equity investment.

Seasonality

We have experienced and expect to continue to experience seasonal fluctuations in our revenues from GeC. These seasonal patterns will cause quarterly fluctuations in our operating results. We also expect to experience seasonal fluctuations from consumer engagement, but to a lesser degree than with GeC. We experience less seasonality in our revenues from GMS. The fourth fiscal quarter has accounted for and is expected to continue to account for a disproportionate percentage of our total annual revenues. We believe that results of operations for any quarterly period may not be indicative of the results for any other quarter or for the full year. We recognized 40%, 43% and 41% of our annual net revenues during the fourth quarter of fiscals 2010, 2009 and 2008, respectively. For additional information, see Note 16, Quarterly Results (Unaudited), to our consolidated financial statements included in Item 15, Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K.

Liquidity and Capital Resources

	Fiscal Year Ended
	January 3,	January 2,	January 1,
	2009	2010	2011
	(In millions)

Cash and cash equivalents	$130.3	$228.4	$242.1
Percentage of total assets	18%	21%	22%

As of January 1, 2011, we had $242.1 million of cash and cash equivalents, compared to $228.4 million of cash and cash equivalents as of January 2, 2010. Cash equivalents are comprised of money market mutual funds.

In June 2010, we called all of our $57.5 million 3% convertible notes due 2025 for redemption and substantially all of the notes were converted into 3.2 million shares of our common stock.

We have experienced and expect to continue to experience seasonal fluctuations in our cash flows. We generate the substantial majority of cash from our operating activities in our fourth fiscal quarter. In our first fiscal quarter, we typically use cash generated from operating activities in the fourth quarter of the prior fiscal year to satisfy accounts payable and accrued expenses incurred in the fourth fiscal quarter of our prior fiscal year. During our second and third fiscal quarters, we generally fund our operating expenses and capital expenditures either from cash generated from operating activities, cash and cash equivalents, or financing activities.

Sources of Cash

Our principal sources of liquidity in fiscal 2010 were our cash and cash equivalents balances, cash provided by operating activities, and cash provided by financing activities.

We generated cash from operating activities of $140.1 million, $140.2 million, and $96.0 million in fiscal 2010, fiscal 2009, and fiscal 2008, respectively. Cash provided by operating activities is driven by our net loss, adjusted for non-cash items and changes in operating assets and liabilities. Non-cash adjustments include depreciation, amortization, stock-based compensation expense and deferred income taxes. Cash provided by operating activities was greater than our net loss in fiscal 2010 primarily due to the net impact of non-cash adjustments to our net loss as well as an increase in cash provided by our operating assets and liabilities.

We generated $12.2 million of cash from financing activities in fiscal 2010 primarily from the $16.8 million of proceeds from exercise of common stock options partially offset by principal payments on our debt and lease obligations. During fiscal 2009, we generated $88.6 million of cash from financing activities primarily from the proceeds on the sale of 5.3 million shares of common stock. During fiscal 2008, we generated $5.5 million of cash from financing activities primarily from proceeds received from capital lease financings.

As of January 1, 2011 and January 2, 2010 we had no borrowings under our $150 million Existing Credit Facility. During fiscal 2010, we borrowed and also repaid $25 million on our Existing Credit Facility. We did not borrow on the Existing Credit Facility during fiscal 2009. The Existing Credit Facility contains financial and restrictive covenants that limit our ability to engage in activities that may be in our long term best interests. We do not believe the financial covenants will limit our ability to utilize the entire borrowing availability in fiscal 2011, if necessary.

Uses of Cash

We invest cash to support our operations, our infrastructure needs, and as consideration for acquisitions and strategic investments. Cash used in investing activities is primarily attributable to capital expenditures and acquisitions and to a lesser extent for strategic investments.

Our capital expenditures totaled $70.9 million, $43.0 million, and $57.2 million in fiscal 2010, fiscal 2009, and fiscal 2008, respectively. Our capital expenditures have generally been comprised of purchases of computer hardware and software, development of internal-use software, purchases of furniture and fixtures, and purchases of real estate. Capital expenditures increased 65% in fiscal 2010 compared to the 25% decrease in fiscal 2009 primarily due to investments in our e-commerce technology platform as well as capital expenditures in our consumer engagement segment due to the acquisition of Rue La La in November 2009.

We used $66.5 million of cash for acquisitions and investments in fiscal 2010, compared to $88.9 million and $145.0 million in fiscal 2009 and fiscal 2008, respectively. In fiscal 2010, we acquired MBS for $22.2 million, net of cash acquired, acquired three other companies for an aggregate purchase price of $24.1 million, net of cash acquired, and paid $1.6 million of deferred acquisition payments for companies acquired in prior years. We are also obligated to pay up to an additional $208.4 million in earnout payments through 2016 based on the achievement of certain performance targets by some of our acquired companies, of which we have the ability to pay up to $45.8 million with shares of our common stock. Acquisitions in fiscal 2009 included primarily included Rue La La and our fiscal 2008 acquisitions included e-Dialog.

See Note 8, Commitments and Contingencies, to our consolidated financial statements included in Item 15, Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K, for additional discussion of our principal contractual commitments.

Outlook

For fiscal 2011, we expect increases in net revenues in all three of our segments. The GeC and GMS revenue increases are expected to be driven by increased revenue from clients who generated revenue for us for the entirety of both periods as well as the addition of new clients, partially offset by the loss of clients. The expected increase in net revenues from our existing clients is based on the Company’s recent revenue growth trends which are expected to continue as well as projected industry growth. The GeC segment will also increase due to the acquisition of Fanatics which we expect to close in the second quarter of fiscal 2011. The expected revenue increase for Consumer Engagement is due an increase in revenue from Rue La La driven by expected continued growth in membership and from the first full year of operation of Shoprunner.

We expect an increase in income from operations compared to 2010. The expected increase is primarily driven by revenue growth in each of our three segments as well as from Fanatics. The expected percentage increase in other operating costs and expenses is expected to be less than the expected percentage increase in net revenues.

We expect to have a smaller net loss in 2011 as compared to 2010 based on the expected increase in income from operations noted above.

We expect an increase in our capital expenditures primarily from investments in our e-commerce technology platform and capital expenditures for companies acquired in 2010 and 2011, as well as from the expected acquisition of Fanatics.

We expect to generate positive cash flow from operations in fiscal 2011, all of which we expect to be generated in our fourth fiscal quarter. We believe that our cash flow from operating activities, cash and cash equivalents balances, and borrowing availability under either our Existing Credit Facility or our New Credit Facility will be sufficient to meet our anticipated operating cash needs, including any deferred acquisition payments, for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty.

We continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities, or repurchase, refinance, or otherwise restructure our long-term debt for strategic reasons or to further strengthen our financial position. Our existing and new secured revolving bank credit facilities contain negative covenants including restrictions on our ability to incur additional indebtedness. The sale of additional equity or convertible debt securities would likely be dilutive to our stockholders. In addition, we will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services, and technologies, which might affect our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that additional lines-of-credit or financing instruments will be available in amounts or on terms acceptable to us, if at all.

Contractual Obligations

The following summarizes our principal contractual commitments, excluding open orders for inventory purchases that support normal operations, as of January 1, 2011:

	Payments due by fiscal year
		Less than
Contractual Obligation(1)(2)(4)	Total	1 Year	1-3 Years	4-5 Years	Thereafter

Operating lease obligations	$103.0	$22.5	$40.0	$26.0	$14.5
Marketing commitments	8.4	0.7	5.1	2.6	—
Client revenue share payments	118.9	21.9	47.7	23.6	25.7
Debt interest	17.2	5.5	9.1	2.6	—
Debt obligations	166.0	1.1	2.9	162.0	—
Capital lease obligations, including interest	29.8	11.4	16.6	1.8	—
Deferred acquisition payments(3)	3.3	1.5	1.8	—	—

Total contractual obligations	$446.6	$64.6	$123.2	$218.6	$40.2

(1)	For additional information, see Note 7, Long-Term Debt and Credit Facility, and Note 8, Commitments and Contingencies, of the Notes to Consolidated Financial Statements, included in Item 15, Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K.

(2)	Approximately $3.9 million of unrecognized tax benefits have been recorded as liabilities in accordance with accounting standards for “Accounting for Uncertainty in Income Taxes,” and we are uncertain as to if or when such amounts may be settled; as a result, these obligations are not included in the table above.

(3)	The $3.3 million of deferred acquisition payments in the table above represent fixed contractual future payments. We are also obligated to pay up to an additional $208.4 million from fiscal 2011 through fiscal 2016 based on the achievement of certain financial targets by some of our acquired companies, of which we have the ability to pay up to $45.8 million with shares of our common stock. We are uncertain as to if or when such amounts may be settled; as a result, these obligations are not included in the table above.

(4)	We have entered into long-term incentive plans with certain of our employees and executives which obligates us to pay up to $50 million to certain employees based on the performance of the business for which the employee is responsible. Amounts due under these incentive plans are payable in cash and/or stock from fiscal 2012 through fiscal 2015. We are uncertain as to if or when such amounts may be settled; as a result, these obligations are not included in the table above.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements other than the obligations not required to be recorded on the balance sheet as shown above in the contractual obligations table.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant judgments and estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period as well as the related disclosures. Management bases these significant judgments and estimates on historical experience, current trends and other assumptions it believes to be reasonable based upon information presently available. On a regular basis, management reviews the accounting policies, assumptions, judgments and estimates to ensure that our financial statements are presented fairly and in accordance with generally accepted accounting principles. However, because future events and their affects cannot be determined with certainty, actual results could materially differ from those estimates.

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 15, Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K. Management has identified the following as our critical accounting estimates, which are defined as those that reflect significant judgments and uncertainties, are the most pervasive and important to the presentation of our financial condition and results of operations and could potentially result in materially different results under different assumptions, judgments or conditions. Management has reviewed these critical accounting estimates with the Audit Committee of our Board.

Accounting for Inventory

Inventory is valued at the lower of cost (determined using the weighted average method) or market. Inherent in this valuation are significant management judgments and estimates, including among others, assessments concerning obsolescence and shrinkage. Based upon these judgments and estimates, which are applied consistently from period to period, we record obsolescence and shrinkage allowances to adjust the carrying amount of our inventory. We record a charge for obsolescence based upon, among other factors, the aging of the inventory, forecasted customer demand, the anticipated mark-downs required to sell the inventory in the normal course of business and the expected recovery value we could achieve by selling the inventory through alternative liquidation channels. We record a charge for inventory shrinkage for damages and other losses based on rates experienced in our fulfillment centers. We have not made any material changes in the accounting methodology used to measure inventory obsolescence or shrinkage during the past three fiscal years. If the market value of our inventory decreases significantly below its carrying value or our judgments or estimates regarding inventory valuation allowances are inaccurate, we may be exposed to income or losses that could materially affect our future financial results. If the market value of our inventory decreased to 10% below its carrying value as of January 1, 2011, it would have affected earnings before income taxes by approximately $6.2 million.

Accounting for Internal Use Software

Included in our property and equipment is the capitalized cost of internal-use software development and webstore development, including software used to upgrade and enhance the webstores we operate and processes supporting our business. We capitalize costs incurred during the application development stage related to the development of internal-use software and amortize these costs over the estimated useful life of up to four years. Costs incurred related to planning and training relating to or maintenance of internal-use software is expensed as incurred. We capitalized $52.7 million, $29.9 million and $26.2 million, of costs associated with internal-use software and webstore development during fiscal years 2010, 2009 and 2008, respectively. We depreciated $30.0 million, $21.1 million and $16.5 million of previously capitalized amounts in fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

Changes in strategy and/or market conditions could significantly impact the remaining useful life and/or the carrying value of our internal-use software and webstore development costs. We use estimates and make assumptions to determine the related estimated useful lives and assess the carrying value of internal-use software and webstore development costs. If our judgments or estimates regarding internal use software are inaccurate and we were to reduce the useful life of our internal use software, we may be exposed to losses, including impairment losses that could be material to our future financial results.

Goodwill and Other Intangible Assets

The purchase price of an acquired company is allocated between the intangible assets and net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. The determination of the value of the intangible assets acquired involves certain judgments and estimates. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate risk adjusted discount rate for market participants.

Goodwill and indefinite — lived intangible assets are tested for impairment on an annual basis, or more often if events or changes in circumstances indicate the carrying value may not be recoverable. Application of the impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. We determine fair value using widely accepted valuation techniques, including, but limited to, the income approach which estimates the fair value of our reporting units based on the future discounted cash flows, and the market approach which estimates the fair value of our reporting units based on comparable market prices. These types of analyses contain assumptions and uncertainties because they require management to apply judgment to estimate industry economic factors and the profitability of future business strategies. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to our business model or changes in operating performance. Significant differences between these estimates and actual cash flows could materially affect our future financial results.

In our fiscal 2010 annual impairment test, we concluded that goodwill was impaired in both our Rue La La reporting unit and our International e-Commerce reporting unit. As a result, we recorded a goodwill impairment charge of $77.7 million comprised of $71.3 million impairment in our Rue La La reporting unit to reduce the carrying value of goodwill from $172.9 million to its implied fair value of $101.6 million, and $6.4 million impairment in our international e-commerce reporting unit to reduce the carrying value of goodwill from $6.4 million to is implied fair value of $0. The valuation methodology applied in the current year impairment test was consistent with the methodology applied in prior year analysis, and based on updated assumptions, as appropriate. The impairment was due to a decline in our projected cash flows for each of the two reporting units.

Finite-lived intangible assets that have determinable useful lives are tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If an evaluation of the undiscounted future cash flows indicates impairment, the asset is written down to its estimated fair value. Our estimates of future cash flows attributable to our intangible assets require significant judgment based on our historical and anticipated results and are subject to many factors. Different assumptions and judgments, including the expected use of the asset by the Company, could materially affect the calculation of the fair value of our finite intangible assets which could trigger impairment.

In fiscal 2010, we concluded that the supplier relationship finite-lived intangible asset in our Rue La La reporting unit and the customer contract finite-lived intangible asset in our International e-Commerce reporting unit were impaired due to declines in projected cash flows for both reporting units. As a result, we recorded an impairment charge of $10.6 million comprised of $10.2 million to reduce the carrying value of the Rue La La supplier contract intangible to $0, and $0.4 million to reduce the carrying value of the International e-Commerce customer contract intangible to $0. The valuation methodology applied was consistent with the methodology applied in the prior year.

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

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We record deferred tax assets for favorable tax attributes, including tax loss carryforwards. A portion of the benefit of the acquired tax loss carryforwards has been reserved by a valuation allowance pursuant to U.S. GAAP. These valuation allowances of the deferred tax asset will be reversed if and when it is more likely than not that the deferred tax asset will be realized. We evaluate the need for a valuation allowance of the deferred tax asset on a quarterly basis. Any future release of valuation allowance will reduce income tax expense.

If our assumptions change and we determine we will not be able to realize these NOL’s without a valuation allowance, the additional valuation allowance will be accounted for as an increase in income tax expense and could materially affect our future financial results.

In accordance with accounting standards for accounting for uncertainty in income taxes, income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recorded to the financial statement. The standards also provide guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Fair Value of Deferred Acquisition Payments

Deferred acquisition payments represent future payments to the selling shareholders of acquired companies that are either fixed amounts payable at a specified future date based solely on the passage of time or contingent payments based on the achievement of specified earnings and/or other financial performance thresholds by the acquired companies over one or more years. The determination of the fair value of our contingent deferred acquisition payments involves certain judgments and estimates. These judgments can include, but are not limited to, an estimate of the future performance of our acquired entities, an estimate of the amount and timing of the deferred acquisition payments and the discount rate used to calculate the fair value of the payments. We utilize a discounted cash flow model that incorporates several different scenarios of future performance.

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

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in Item 15, Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K.

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

As of the end of fiscal 2010, all of our cash consisted of bank deposits.

In March 2010, we amended and expanded our existing secured revolving bank credit facility (“Existing Credit Facility”) to $150 million. The Existing Credit Facility matures in March 2013 and provides for the issuance of up to $30 million of letters of credit, which is included in the $150 million available under the Existing Credit Facility. The Existing Credit Facility is collateralized by substantially all of our assets. We may elect to have amounts outstanding under the credit facilities bear interest at either a LIBOR rate plus an applicable margin of 2.0% to 3.25%, the prime rate plus an applicable margin of 2.0% to 3.25%, Daily LIBOR plus 1.0% plus an applicable margin of 2.0% to 3.25%, or at the Federal Funds Open Rate plus 0.5% plus an applicable margin of 2.0% to 3.25%. The applicable margin is determined by the leverage ratio of funded debt to EBITDA, as defined in the credit facility. We had no outstanding borrowings and $1.8 million of outstanding letters of credit under the Existing Credit Facility as of January 1, 2011.

We have entered into a new credit agreement providing for a $285 million revolving credit facility and a $115 million term loan facility, with the option to increase the commitments under these facilities by up to an additional $50 million to a total of $450 million (the “New Credit Facility”). The New Credit Facility becomes effective if our acquisition of Fanatics, Inc. closes on or before May 10, 2011. For additional information, see Note 17, Subsequent Events, of the Notes to Consolidated Financial Statements, included in Item 15, Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K.

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

Changes in internal control over financial reporting.  We monitor and evaluate on an ongoing basis our internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, we modify and refine our internal processes and controls as conditions warrant. As required by Rule 13a-15(d), our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended January 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter ended January 1, 2011.

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

Our management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation, as of January 1, 2011, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that, as of January 1, 2011, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our internal control over financial reporting. Their report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GSI Commerce, Inc.
King of Prussia, Pennsylvania

We have audited the internal control over financial reporting of GSI Commerce, Inc. and subsidiaries (the “Company”) as of January 1, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended January 1, 2011 of the Company and our report dated March 1, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 1, 2011

ITEM 9B:	OTHER INFORMATION.

Not applicable

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information concerning our directors is incorporated by reference to our 2011 Proxy Statement including, but not necessarily limited to, the sections of the 2011 Proxy Statement entitled “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Information concerning our executive officers is included in Item 1, Business, Part I, of this Annual Report on Form 10-K.

We have adopted a Finance Code of Professional Conduct that applies to all of our Finance organization employees and our Chief Executive Officer and Chief Financial Officer. The code is available on our corporate website located at www.gsicommerce.com. We intend to satisfy the disclosure requirements under Item 5.05 on Form 8-K regarding an amendment to, or waiver from, a provision of its Finance Code of Professional Conduct by posting such information on our website at the location specified above.

ITEM 11:	EXECUTIVE COMPENSATION.

This information is incorporated by reference to our 2011 Proxy Statement including, but not necessarily limited to, the section of the 2011 Proxy Statement entitled “Executive Compensation” and “Certain Relationships and Related Transactions — Compensation Committee Interlocks and Insider Participation.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This information is incorporated by reference to our 2011 Proxy Statement including, but not necessarily limited to, the section of the 2011 Proxy Statement entitled “Beneficial Ownership of Common Stock” and “Executive Compensation.”

Equity Compensation Plan Information as of the End of Fiscal 2010

The following table sets forth information regarding our existing equity compensation plans as of the end of fiscal 2010. The weighted average exercise price in the table below does not take restricted stock units and restricted stock awards into account as these awards have no exercise price.

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued	Weighted-Average	Future Issuance Under
	upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Listed in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by stockholders(1)	4,715,256	$12.57	3,698,852
Equity compensation plans not approved by stockholders	—	$—	—

Total	4,715,256	$12.57	3,698,852

(1)	These plans are the 1996 Equity Incentive Plan, the 2005 Equity Incentive Plan and the 2010 Equity Incentive Plan (the “Plans”). The 2010 Equity Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation. No future awards may be granted pursuant to the 1996 Equity Incentive Plan or the 2005 Equity Incentive Plan. We have issued stock options, restricted stock units and restricted stock awards under these Plans. The stock options generally expire 10 years from the date of grant. The stock options, restricted stock units and restricted stock awards generally vest over four years, although some restricted stock units and restricted stock awards vest in less than four years. Performance stock awards generally vest one or two years after a determination has been made about achievement against the performance criteria. Upon the occurrence of a change in control, certain awards will immediately become exercisable in full.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information is incorporated by reference to our 2011 Proxy Statement including, but not necessarily limited to, the section of the 2011 Proxy Statement entitled “Certain Relationships and Related Transactions” and “Board, Committees and Attendance at Meetings of the Board and Committees.”

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information is incorporated by reference to our 2011 Proxy Statement including, but not necessarily limited to, the section of the 2011 Proxy Statement entitled “Independent Registered Public Accounting Firm Fees.”

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. CONSOLIDATED FINANCIAL STATEMENTS

2.	FINANCIAL STATEMENT SCHEDULES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to
	Beginning	Costs and		Balance at
	of Year	Expenses	Deductions*	End of Year
	(In thousands)

Allowance for Doubtful Accounts:
Fiscal Year 2008	$1,833	$5,475	$(4,561)	$2,747
Fiscal Year 2009	$2,747	$6,477	$(4,576)	$4,648
Fiscal Year 2010	$4,648	$5,317	$(5,639)	$4,326

*	Deductions include write-offs

	Balance at		Charged
	Beginning	Charged	(Credited) to	Balance at
	of Year	to Expense	Goodwill	End of Year
	(In thousands)

Valuation Allowance for Deferred Tax Assets:
Fiscal Year 2008	$40,402	$2,463	$(389)	$42,476
Fiscal Year 2009	$42,476	$3,122	$4,199	$49,797
Fiscal Year 2010	$49,797	$2,411	$—	$52,208

The Company has reduced the previously reported net operating loss carryforwards and related valuation allowance to present the amounts of the net operating loss carryforwards that were available to offset future taxable income, after consideration of limitations required by Section 382. The previously reported amounts were presented on a gross basis, which included certain amounts that were not available to offset future taxable income due to previous acquisitions and ownership changes as defined in Section 382 of the Internal Revenue Code. The fiscal year 2008 beginning of year balance, the fiscal 2008 end of year balance, and the fiscal 2009 beginning of year balance were each reduced by $81,015 to reflect this change. In addition, the fiscal year 2009 charge to goodwill was reduced by $27,148. The fiscal 2009 end of year balance was reduced by $108,163. These adjustments had no net impact on the previously reported net deferred tax assets since the additional net operating loss carryforwards had a full valuation allowance against them.

All other schedules have been omitted since the required information is included in the financial statements or the notes thereto or is not applicable or required.

3.	EXHIBITS

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of October 27, 2009, by and among GSI Commerce, Inc, Cola Acquisition Corporation, Retail Convergence, Inc., certain principal stockholders of Retail Convergence, Inc. and William J. Fitzgerald (as Stockholders’ Representative). The schedules and exhibits to the merger agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. GSI agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedule or exhibit. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K/A filed on April 6, 2010 and incorporated herein by reference)†
2.2	Stock Purchase Agreement by and among e-Dialog, Inc. (a wholly-owned subsidiary of GSI Commerce, Inc.), MBS Insight, Inc., and World Marketing, Inc., dated April 30, 2010. The schedules and exhibits to the merger agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. GSI agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedule or exhibit. (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2010 and incorporated herein by reference)†
3.1	Amended and Restated Certificate of Incorporation of Global Sports, Inc. (filed as Appendix B to GSI Commerce, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 27, 2001 and incorporated herein by reference)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Global Sports, Inc. (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 and incorporated herein by reference)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of GSI Commerce, Inc. (filed as Appendix B to GSI Commerce, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 13, 2010 and incorporated herein by reference)
3.4	Amended and Restated Bylaws of GSI Commerce, Inc. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on March 16, 2009 and incorporated herein by reference)
3.5	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on April 3, 2006 and incorporated herein by reference)
4.1	Specimen Common Stock Certificate (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the Quarter ended June 29, 2002 and incorporated herein by reference)
4.2	Registration Rights Agreement, dated July 31, 1995, by and between Global Sports, Inc. and MR Acquisitions, Inc. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on July 31, 1995 and incorporated herein by reference)
4.3	Registration Rights Agreement dated as of November 17, 2009 between GSI Commerce, Inc. and the holders named therein (filed with GSI Commerce, Inc.’s Registration Statement on Form S-3 dated November 18, 2009 and incorporated herein by reference)
4.4	Rights Agreement, dated as of April 3, 2006, between GSI Commerce, Inc. and American Stock Transfer & Trust Company, as Rights Agent, including all exhibits thereto (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on April 3, 2006 and incorporated herein by reference)
4.5	Indenture dated as of July 2, 2007 between the Company and The Bank of New York, as trustee (filed with GSI Commerce, Inc.’s Current Report on Form 8-K dated July 5, 2007 and incorporated herein by reference)
4.6	Form of 2.50% Convertible Senior Note due 2027 (filed with GSI Commerce, Inc.’s Current Report on Form 8-K dated July 5, 2007 and incorporated herein by reference)
4.7	Senior Indenture of GSI Commerce, Inc. with The Bank of New York Mellon, as trustee (filed with GSI Commerce, Inc.’s Registration Statement on Form S-3 dated November 18, 2009 and incorporated herein by reference)
4.8	Subordinated Indenture of GSI Commerce, Inc. with The Bank of New York Mellon, as trustee (filed with GSI Commerce, Inc.’s Registration Statement on Form S-3 dated November 18, 2009 and incorporated herein by reference)

Exhibit
Number		Description

10	.1+	GSI Commerce, Inc.’s 1996 Equity Incentive Plan, amended and restated as of March 5, 2008 (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 and incorporated herein by reference)
10	.2+	GSI Commerce, Inc.’s 2005 Equity Incentive Plan as amended (filed as Appendix A to GSI Commerce, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the Securities Exchange Commission on April 25, 2008 and incorporated herein by reference)
10	.3+	GSI Commerce, Inc. 2010 Equity Incentive Plan (filed as Appendix A to GSI Commerce, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 13, 2010 and incorporated herein by reference)
10	.4+	Form of Restricted Stock Unit Grant Notice Under the GSI Commerce, Inc. 2010 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2010 and incorporated herein by reference)
10	.5+	Form of Performance Restricted Stock Unit Award Under the GSI Commerce, Inc. 2010 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2010 and incorporated herein by reference)
10	.6+	Form of Restricted Stock Unit Grant Notice Issued to Directors Under the GSI Commerce, Inc. 2010 Equity Incentive Plan (Initial Award) (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2010 and incorporated herein by reference)
10	.7+	Form of Restricted Stock Unit Grant Notice Issued to Directors Under the GSI Commerce, Inc. 2010 Equity Incentive Plan (Annual Award) (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2010 and incorporated herein by reference)
10	.8+	GSI Commerce, Inc. Leadership Team Incentive Plan (filed as from Appendix B to GSI Commerce, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the Securities Exchange Commission on April 25, 2008 and incorporated herein by reference)
10	.9+	Leadership Team Deferral Plan, as amended and restated effective March 5, 2008 (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 and incorporated herein by reference)
10	.10+	Form of Change in Control Agreement (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010 and incorporated herein by reference)
10	.11+	Form of Indemnification Agreement (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2010 and incorporated herein by reference)
10	.12+	Employment Agreement, dated August 23, 2006, by and between GSI Commerce, Inc. and Michael G. Rubin (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on August 29, 2006 and incorporated herein by reference)
10	.13+	Amendment 2008-1 to the Employment Agreement between GSI Commerce, Inc. and Michael G. Rubin, dated as of December 30, 2008 (filed with GSI Commerce, Inc.’s Annual Report on Form 10-K filed on March 16, 2009 and incorporated herein by reference)
10	.14+	Form of Performance Restricted Stock Unit Award Issued to Michael Rubin Under the GSI Commerce, Inc. 2010 Equity Incentive Plan (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2010 and incorporated herein by reference)
10	.15+	Michael Rubin Form of Restricted Stock Unit Agreement
10	.16+	Offer Letter, dated January 31, 2005, between GSI Commerce, Inc. and Stephen J. Gold (filed with GSI Commerce, Inc.’s Current Report on Form 8-K on February 2, 2005 and incorporated herein by reference)
10	.17+	Amendment, dated July 31, 2009, to Offer Letter, dated January 31, 2005, between GSI Commerce, Inc. and Stephen J. Gold (filed with GSI Commerce, Inc.’s Current Report on Form 8-K on August 6, 2009 and incorporated herein by reference)
10	.18+	Separation Agreement, dated May 28, 2010, between GSI Commerce, Inc. and Stephen J. Gold (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2010 and incorporated herein by reference)

Exhibit
Number		Description

10	.19+	Offer Letter, dated March 26, 2007, between GSI Commerce, Inc. and Scott Hardy (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 and incorporated herein by reference)
10	.20+	Employment Agreement, between GSI Commerce, Inc. and Christopher Saridakis, dated March 23, 2010 (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2010 and incorporated herein by reference)
10.21		Amended and Restated Credit Agreement, dated as of March 24, 2010, by and among GSI Commerce Solutions, Inc., the Guarantors named therein, the Lenders named therein, PNC Bank, National Association, as administrative agent, and PNC Capital Markets LLC and Bank of America, N.A., as joint lead arrangers and joint bookrunners (filed with GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2010 and incorporated herein by reference)†
12.1		Statement Regarding Computation of Ratios of Earnings to Fixed Charges
21.1		List of Subsidiaries
23.1		Consent of Deloitte & Touche LLP
24.1		Power of Attorney, incorporated by reference to the signature page of this Annual Report on Form 10-K
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory plan or arrangement

†	Confidential treatment has been requested for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf on the date indicated by the undersigned thereunto duly authorized.

Date: March 1, 2011

GSI COMMERCE, INC.

By:	/s/ MICHAEL G. RUBIN
Michael G Rubin
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Michael G. Rubin Michael G. Rubin	Chairman, President and Chief Executive Officer (principal executive officer)	March 1, 2011

/s/ Michael R. Conn Michael R. Conn	Executive Vice President, Finance and Chief Financial Officer (principal financial officer and principal accounting officer)	March 1, 2011

/s/ M. Jeffrey Branman M. Jeffrey Branman	Director	March 1, 2011

/s/ Michael Donahue Michael Donahue	Director	March 1, 2011

/s/ Ronald D. Fisher Ronald D. Fisher	Director	March 1, 2011

/s/ John A. Hunter John A. Hunter	Director	March 1, 2011

Joshua Kopelman	Director

/s/ Mark S. Menell Mark S. Menell	Director	March 1, 2011

/s/ Jeffrey F. Rayport Jeffrey F. Rayport	Director	March 1, 2011

Signature	Title(s)	Date

David S. Rosenblatt	Director

/s/ Lawrence S. Smith Lawrence S. Smith	Director	March 1, 2011

/s/ Andrea M. Weiss Andrea M. Weiss	Director	March 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GSI Commerce, Inc.
King of Prussia, Pennsylvania

We have audited the accompanying consolidated balance sheets of GSI Commerce, Inc. and subsidiaries (the “Company”) as of January 1, 2011 and January 2, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 1, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GSI Commerce, Inc. and subsidiaries as of January 1, 2011 and January 2, 2010, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 1, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 1, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/
Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 1, 2011

GSI COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 2,	January 1,
	2010	2011
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$228,430	$242,146
Accounts receivable, net	70,582	96,382
Inventory, net	55,678	62,412
Deferred tax assets	12,347	16,439
Prepaid expenses and other current assets	13,187	16,984

Total current assets	380,224	434,363
Property and equipment, net	163,329	188,829
Goodwill	373,003	318,179
Intangible assets, net	132,875	132,972
Long-term deferred tax assets	—	2,279
Other assets, net	12,417	30,540

Total assets	$1,061,848	$1,107,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$126,914	$144,323
Accrued expenses and other	150,173	197,417
Deferred revenue	20,645	23,808
Convertible notes	55,443	—
Current portion — long-term debt	5,260	11,136

Total current liabilities	358,435	376,684
Convertible notes	116,948	123,391
Long-term debt	28,142	32,287
Deferred acquisition payments	63,763	1,750
Deferred tax liabilities	8,534	—
Deferred revenue and other long-term liabilities	9,686	10,017

Total liabilities	585,508	544,129
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 5,000
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 90,000 and 180,000
Issued and outstanding shares — 60,033 and 66,984	600	670
Additional paid in capital	642,852	765,857
Accumulated other comprehensive loss	(1,498)	(1,378)
Accumulated deficit	(165,614)	(202,116)

Total stockholders’ equity	476,340	563,033

Total liabilities and stockholders’ equity	$1,061,848	$1,107,162

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	January 3,	January 2,	January 1,
	2009	2010	2011
	(In thousands, except per share data)

Revenues:
Net revenues from product sales	$577,073	$542,249	$777,348
Service fee revenues	389,853	461,966	580,646

Net revenues	966,926	1,004,215	1,357,994
Costs and expenses:
Cost of revenues from product sales	405,254	398,604	565,402
Marketing	70,282	54,831	63,625
Account management and operations	260,325	273,070	361,853
Product development	104,208	120,176	161,336
General and administrative	68,964	82,922	111,978
Depreciation and amortization	68,153	63,395	83,763
Changes in fair value of deferred acquisition payments	—	951	(60,963)
Impairment of goodwill and intangible assets	—	—	88,318

Total costs and expenses	977,186	993,949	1,375,312

Income (loss) from operations	(10,260)	10,266	(17,318)
Other (income) expense:
Interest expense	18,841	19,430	17,292
Interest income	(1,772)	(478)	(338)
Other expense	1,562	(2)	1,212
Loss on equity investments	1,665	—	736

Total other expense	20,296	18,950	18,902

Loss before income taxes and equity-method
investment earnings	(30,556)	(8,684)	(36,220)
(Benefit) provision for income taxes	(7,585)	2,344	660
Equity-method investment earnings	—	—	(378)

Net loss	$(22,971)	$(11,028)	$(36,502)

Loss per share- basic and diluted	$(0.49)	$(0.21)	$(0.57)

Weighted average shares outstanding — basic and diluted	47,347	51,457	64,190

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other
	Common Stock		Paid in	Accumulated	Comprehensive	Comprehensive
	Shares	Dollars	Capital	Deficit	(Loss) Income	Loss	Total
	(In thousands)

Consolidated balance at December 29, 2007	46,848	$468	$412,203	$(131,615)		$(156)	$280,900
Net loss				(22,971)	(22,971)		(22,971)
Cumulative translation adjustment, net of tax					(2,171)	(2,171)	(2,171)

Comprehensive loss					$(25,142)

Stock-based compensation expense			18,494				18,494
Issuance of common stock and warrants upon exercise of options	128	1	1,384				1,385
Issuance of stock awards upon vesting	655	7	(7)				—
Share-based awards retained for taxes			(222)				(222)
Tax deficit in connection with exercise
of stock options and awards			(919)				(919)

Consolidated balance at January 3, 2009	47,631	$476	$430,933	$(154,586)		$(2,327)	$274,496
Net loss				(11,028)	(11,028)		(11,028)
Cumulative translation adjustment, net of tax					829	829	829

Comprehensive loss					$(10,199)

Stock-based compensation expense			23,749				23,749
Issuance of common stock and warrants
upon exercise of options	772	8	5,312				5,320
Issuance of stock awards upon vesting	1,368	14	(14)				—
Share-based awards retained for taxes			(60)				(60)
Tax benefit in connection with exercise of stock options and awards			1,175				1,175
Acquisition consideration	4,798	48	93,897				93,945
Common stock issued in public offering, net of costs	5,464	54	87,860				87,914

Consolidated balance at January 2, 2010	60,033	$600	$642,852	$(165,614)		$(1,498)	$476,340
Net loss				(36,502)	(36,502)		(36,502)
Cumulative translation adjustment, net of tax					120	120	120

Comprehensive loss					$(36,382)

Stock-based compensation expense			26,829				26,829
Issuance of common stock and warrants upon exercise of options	2,116	22	16,838				16,860
Issuance of stock awards upon vesting	1,608	16	(16)				—
Tax benefit in connection with exercise of stock options and awards			21,918				21,918
Conversion of convertible debt	3,227	32	57,436				57,468

Consolidated balance at January 1, 2011	66,984	$670	$765,857	$(202,116)		$(1,378)	$563,033

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	January 3,	January 2,	January 1,
	2009	2010	2011
	(In thousands)

Cash Flows from Operating Activities:
Net loss	$(22,971)	$(11,028)	$(36,502)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	54,557	52,633	63,630
Amortization	13,596	10,762	20,133
Amortization of discount on convertible notes	9,462	10,440	8,469
Changes in fair value of deferred acquisition payments	—	951	(60,963)
Impairment of goodwill and intangible assets	—	—	88,318
Stock-based compensation	19,403	24,762	27,843
Foreign currency transaction losses	1,571	14	1,216
Loss on equity investments	1,665	—	736
Gain on disposal of equipment	(354)	(10)	—
Equity-method investment earnings	—	—	(378)
Deferred income taxes	(7,722)	202	(1,950)
Changes in operating assets and liabilities:
Accounts receivable, net	(8,130)	10,010	(22,421)
Inventory, net	4,437	7,677	(6,734)
Prepaid expenses and other current assets	2,142	(544)	(3,040)
Other assets, net	1,724	2,159	871
Accounts payable and accrued expenses and other	23,513	33,967	60,494
Deferred revenue	3,076	(1,771)	407

Net cash provided by operating activities	95,969	140,224	140,129
Cash Flows from Investing Activities:
Payments for acquisitions of businesses, net of cash acquired	(145,001)	(88,892)	(47,850)
Cash paid for property and equipment, including internal use software	(57,180)	(43,007)	(70,913)
Proceeds from disposition of assets	1,500	—	—
Release of restricted cash escrow funds	—	1,052	—
Cash paid for equity investments	—	—	(18,605)

Net cash used in investing activities	(200,681)	(130,847)	(137,368)
Cash Flows from Financing Activities:
Borrowings on revolving credit loan	70,000	—	25,000
Repayments on revolving credit loan	(70,000)	—	(25,000)
Proceeds from sale of common stock	—	92,596	—
Proceeds from long term borrowing	—	—	1,000
Proceeds from capital lease financing	7,901	—	—
Equity issuance costs paid	—	(4,728)	—
Debt issuance costs paid	(561)	—	(887)
Repayments of capital lease obligations	(3,032)	(4,503)	(6,171)
Repayments of mortgage note	(195)	(184)	(196)
Excess tax benefit in connection with exercise of stock options and awards	14	92	1,599
Proceeds from exercise of common stock options and warrants	1,385	5,320	16,823

Net cash provided by financing activities	5,512	88,593	12,168
Effect of exchange rate changes on cash and cash equivalents	(1,996)	145	(1,213)

Net increase (decrease) in cash and cash equivalents	(101,196)	98,115	13,716
Cash and cash equivalents, beginning of period	231,511	130,315	228,430

Cash and cash equivalents, end of period	$130,315	$228,430	$242,146

Supplemental Cash Flow Information
Cash paid during the period for interest	$9,798	$8,055	$7,928
Cash paid during the period for income taxes	699	3,032	815
Noncash Investing and Financing Activities:
Accrual for purchases of property and equipment	3,712	2,363	4,257
Equipment financed under capital lease	2,497	451	15,249

The accompanying notes are an integral part of these consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

NOTE 1 —	DESCRIPTION OF BUSINESS

GSI Commerce, Inc. (“GSI Commerce” or the “Company”), a Delaware corporation, operates a network of businesses that enables enterprise clients to maximize their opportunities in the digital channel. The Company has three reportable segments: Global e-Commerce Services (“GeC”), Global Marketing Services (“GMS”) and Consumer Engagement. Each business segment offers products and services that either are, or aim to be, market leaders in their respective areas on a stand-alone basis, but also complement each other, which allows for cross-selling within and between businesses. The combination of these segments provides a unique view into the digital channel and gives GSI Commerce insight into customer and transaction lifecycles, as well as multi-channel activities. The GeC segment offers a comprehensive suite of e-Commerce services that enable companies to operate e-commerce businesses and to integrate their e-commerce businesses with their multi-channel retail offerings. GSI Commerce sells its products and services on an individual basis and also as bundled solutions. The GMS segment offers a broad suite of services to help clients exploit digital marketing channels. The consumer engagement segment operates consumer facing e-commerce businesses that are complimentary to the clients of GeC and GMS segments.

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summarize the Company’s significant accounting policies:

Fiscal Year:  The Company’s fiscal year ends on the Saturday closest to December 31. The fiscal year is named for the calendar year ending on that December 31. Fiscal 2009 and fiscal 2010 each included 52 weeks and fiscal 2008 included 53 weeks.

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

Cash and Cash Equivalents:  Cash primarily consists of bank deposits. Cash equivalents consist of money market mutual funds. All investments with an original maturity of three months or less are considered cash equivalents.

Accounts Receivable, Net:  Accounts receivable consists of receivables from the Company’s clients and customers. Included in accounts receivable are allowance for doubtful accounts which is estimated based on specific identification and historical trends. The allowance for doubtful accounts was $4,326 as of January 1, 2011, and $4,648 as of January 2, 2010.

Inventory:  Inventory is valued at the lower of cost (determined using the weighted average method) or market. Inherent in this valuation are significant management judgments and estimates, including among others, assessments concerning obsolescence and shrinkage rates. Based upon these judgments and estimates, which are applied consistently from period to period, the Company records a valuation adjustment to the carrying amount of its inventory.

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

The Company’s shrinkage loss reserve represents estimated physical inventory losses (e.g., theft or damages). Inventory cycle counts are taken on a regular basis to ensure that the inventory reported in the Company’s consolidated financial statements is accurately stated.

Property and Equipment:  Property and equipment are stated at cost, net of accumulated depreciation or amortization and depreciated using the straight-line method over the estimated useful lives of the assets.

The Company reviews property and equipment for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists when the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the asset’s carrying value. If an impairment exists, an impairment loss is recognized for the difference between the asset’s carrying value and its estimated fair value. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value based on quoted market prices or other valuation techniques.

Expenditures for maintenance and repairs are expensed as incurred. Major renewals or replacements that substantially extend the useful life of an asset are capitalized.

Goodwill and Other Intangible Assets:  Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to tangible and intangible assets acquired less liabilities assumed. The determination of the fair value of the other intangible assets acquired involves certain judgments and estimates. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital.

The Company does not amortize goodwill or indefinite-lived intangible assets but performs tests for impairment annually, or when indications of potential impairment exist, utilizing a fair value approach at the reporting unit level. The Company determines fair value using widely accepted valuation techniques, including, but not limited to, the income approach which estimates the fair value of its reporting units based on the future discounted cash flows, and the market approach which estimates the fair value of its reporting units based on comparable market prices. In testing for a potential impairment of goodwill or indefinite lived intangible assets, the Company estimates the fair value of its reporting units to which goodwill or indefinite lived intangible assets relates and determines the carrying value (book value) of the assets and liabilities related to those businesses.

The Company amortizes other finite-lived intangible assets, including customer lists and vendor relationships, over their estimated useful lives. The Company records an impairment charge on these assets when it determines that their carrying value may not be recoverable. The carrying value is not recoverable if it exceeds the undiscounted future cash flows resulting from the use of the asset and its eventual disposition. The excess of the carrying value of the intangible asset of its fair value is recognized as an impairment loss. The Company’s estimates of future cash flows attributable to its other intangible assets require significant judgment based on the Company’s historical and anticipated results and are subject to many factors, including the expected use of the asset by the Company.

See Note 5, Goodwill and Other Intangible Assets, for more information about goodwill and other intangible assets.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

Other Assets, Net:

The following table summarizes our other assets as of:

	January 2,	January 1,
	2010	2011

Equity investments	$3,420	$22,644
Unamortized debt issuance costs	2,754	2,792
Deferred compensation	1,396	1,640
Deferred client revenue share charges	2,247	816
Other	2,600	2,648

Total other assets, net	$12,417	$30,540

The Company’s equity investments represent an equity method investment in a publicly traded foreign company and cost method investments in several private companies. See Note 6, Acquisitions and Investments, for more information about the equity method investment that was made in fiscal 2010. Unamortized debt issuance costs are primarily attributable to the Company’s July 2007 offering of $150,000 subordinated convertible 2.5% notes due 2027, and are amortized using the effective interest method over a weighted average remaining amortization period of 4.0 years into interest expense. Deferred client revenue share charges are being amortized on a straight-line basis over the expected benefit period of the underlying contracts.

Accrued Expenses:  Accrued expenses include $88,730 of amounts payable to the Company’s clients and accrued payroll of $23,430 as of the end of fiscal 2010. No other individual balance was greater than 5% of total current liabilities as of January 1, 2011.

Accrued expenses include $62,705 of amounts payable to the Company’s clients and accrued payroll of $25,617 as of the end of fiscal 2009. No other individual balance was greater than 5% of total current liabilities as of January 2, 2010.

Deferred Acquisition Payments:  Deferred acquisition payments consist of the Company’s estimate of the fair value of future acquisition payments that are payable either based solely on the passage of time, or are contingent and based on the achievement of performance criteria (“earnout”). The Company determines the fair value of the contingent deferred acquisition payments by utilizing discounted cash flow models that incorporate several different assumptions of future performance. The liability is accreted up to the estimated payment amount over the earnout period using a risk-adjusted discount rate with a corresponding charge recorded to changes in fair value of deferred acquisition payments on the Consolidated Statements of Operations. In addition to accreting up the liability based on the passage of time, the fair value of deferred acquisition payments is also assessed for changes at each reporting period with any changes recorded as an increase or decrease to changes in fair value of deferred acquisition payments on the Consolidated Statements of Operations and a corresponding increase or decrease to deferred acquisition payments of the Consolidated Balance Sheets.

Revenue Recognition:  The Company recognizes revenues when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Revenue is classified as either product sales or service fees.

Net Revenues from Product Sales:  Product sales include the sale of inventory from webstores operated by the Company in the GeC and Consumer Engagement segments when the Company is the principal in the transaction, and shipping revenue for products fulfilled by the Company through its freight accounts. When the Company is the primary obligor in a transaction, has general inventory risk, has established the selling price, has discretion in supplier selection and has credit risk, or has several but not all of these indicators, it records revenue on a gross basis as a principal and records these revenues as revenues from product sales. Product sales revenues are recorded net of

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

estimated returns based on historical experience and current trends. The Company recognizes product sales revenue when title and risk of ownership passes to the consumer either upon shipment of products to customers or upon receipt of products to customers depending on the terms and conditions of the sale. The majority of product sales are shipped from the Company’s fulfillment centers. The Company also relies upon certain vendors to ship products directly to customers on its behalf which are recorded as product sales as the Company is the principal in these transactions. Product sales are recorded exclusive of sales tax.

Service Fee Revenues:  Services fees are generated from the sale of services to the Company’s clients and consumers in each of its three segments. For transactions involving the sale of inventory in which the Company is deemed to be the agent, rather than the principal, the Company records service fee revenue based on the net fee retained.

Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis and the Company allocates the arrangement consideration based on the relative selling price for each deliverable.

For webstores for which the Company owns the inventory and records revenue as product sales in its GeC and consumer engagement segments, the Company sells gift cards to its customers through the webstores and through selected third parties. The Company recognizes income from gift cards when: (i) the gift card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote and the Company determines that it does not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions (“gift card breakage”). Based on historical redemption patterns, the likelihood of a gift card being redeemed becomes remote 24 months after the gift card is issued. At that time, the Company recognizes income for those cards for which the Company does not have a legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdiction. Gift card income is included in service fee revenues in the Company’s Consolidated Statements of Operations.

Fiscal 2008 was the first year in which the Company obtained sufficient historical redemption data for its gift card program to make a reasonable estimate of the ultimate redemption patterns and began recognizing gift card income. The Company recognized gift card income of $6,598 for fiscal 2010 and $2,314 for fiscal 2009. In fiscal 2008, the Company recognized $2,974 of gift card income, of which $1,649 would have been recorded prior to fiscal 2008 had the Company began recognizing gift card income prior to fiscal 2008.

The Company’s deferred revenue consists of unredeemed sales of gift cards, payments received for service fees in advance of the delivery of the Company’s service obligation, and an estimate of product sales returns in exchange for webstore credits.

Cost of Revenues from Product Sales:  Costs of revenues from product sales are attributable to the Company’s GeC and Consumer Engagement segments. Cost of revenues from product sales include the cost of products sold and inbound freight related to these products, as well as outbound shipping and handling costs for products fulfilled by the Company through its freight accounts, other than those costs related to promotional free shipping and subsidized shipping and handling which are included in marketing expenses in the Consolidated Statements of Operations. The Company does not record cost of service fee revenue because the Company is deemed to be an agent, rather than the principal.

Marketing:  Marketing expenses include client revenue share charges, net advertising and promotional expenses incurred by the Company in operating its clients’ e-commerce businesses and its consumer engagement webstores, subsidized shipping and handling costs and catalog costs.

Client revenue share charges are payments made to the Company’s clients in exchange for the use of their brand names, logos, the promotion of its clients’ URLs, webstores and toll-free telephone numbers in clients’ marketing and communications materials, the implementation of programs to provide incentives to consumers to

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

shop through the e-commerce businesses that the Company operates for its clients and other programs and services provided to the consumers of the e-commerce businesses that the Company operates for its clients, net of amounts reimbursed to the Company by its clients. Client revenue share is calculated as either a percentage of product sales or a guaranteed annual amount. Client revenue share charges were $36,685 for fiscal 2010, $34,233 for fiscal 2009 and $41,796 for fiscal 2008.

The Company expenses the cost of advertising, which includes online marketing fees, media, agency, and production expenses, the first time the advertisement runs or when the advertising appears. Advertising and promotional expenses are recorded net of amounts reimbursed to the Company by its clients, and were $19,998 for fiscal 2010, $15,684 for fiscal 2009 and $19,750 for fiscal 2008.

The Company defines shipping and handling costs as only those costs incurred for a third-party shipper to transport products to consumers and these costs are included in cost of revenues from product sales to the extent the costs are less than or equal to shipping revenue. In some instances, shipping and handling costs exceed shipping charges to the consumer and are subsidized by the Company. Additionally, the Company selectively offers promotional free shipping whereby it ships merchandise to consumers free of all shipping and handling charges. The amount of shipping and handling costs in excess of our shipping revenues was $0 for both fiscal 2010 and fiscal 2009, and $4,009 for fiscal 2008.

Catalog costs consist primarily of creative design, paper, printing, postage and mailing costs, which are deferred and amortized over the expected future revenue stream, which is generally a period not exceeding six months. The Company amortizes capitalized advertising costs based on the ratio of actual revenues to the total of actual and estimated future revenues on an individual catalog basis. Deferred catalog costs included in prepaid expenses and other current assets were $620 as of January 1, 2011 and $692 as of January 2, 2010. Catalog costs were $6,086 for fiscal 2010, $5,470 for fiscal 2009 and $5,222 for fiscal 2008.

Account Management and Operations:  Account management and operations expenses include fulfillment and customer care expenses, credit card fees, and payroll related to the buying, business management and marketing functions of the Company.

The Company defines fulfillment costs as personnel, occupancy and other costs associated with its fulfillment centers, personnel and other costs associated with its logistical support and vendor operations departments and third-party warehouse and fulfillment services costs. Fulfillment costs were $115,395 for fiscal 2010, $92,663 for fiscal 2009 and $100,131 for fiscal 2008.

Product Development:  Product development expenses consist primarily of payroll and related expenses for the Company’s technology, engineering, production, creative and management information systems departments.

General and Administrative:  General and administrative expenses consist primarily of payroll and related expenses for employees of general corporate functions including executive, finance, accounting, tax, legal, human resources, among others as well as occupancy costs for the Company’s headquarters and other offices.

Foreign Currency Translation and Transactions:  The functional currency of the Company’s foreign operations is the applicable local currency. The functional currency is translated into U.S. dollars for balance sheet accounts using current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the period. The translation adjustments are recorded as a separate component of stockholders’ equity, captioned accumulated other comprehensive income or loss in the Consolidated Balance Sheets. Cumulative translation adjustments included in accumulated other comprehensive loss in the Consolidated Balance Sheets were $1,378 as of January 1, 2011 and $1,498 as of January 2, 2010. Net losses resulting from transactions denominated in currencies other than the functional currencies were $1,216 for fiscal 2010, $14 for fiscal 2009 and $1,571 for fiscal 2008, and are included in other expense, net on the Consolidated Statements of Operations.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

Stock-Based Compensation:  The Company’s outstanding stock based awards primarily consist of restricted stock units and restricted stock awards. The Company measures compensation cost for restricted stock units and restricted stock awards at their fair value on the date of grant and recognizes compensation expense over the service period during which awards are expected to vest. The fair value of restricted stock units and restricted stock awards is determined based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as expense on a straight-line basis over the requisite service period, net of estimated forfeitures. The estimation of the number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised. The Company considers many factors when estimating expected forfeitures, including trends in employee turnover, employee class and historical experience. The impact of the change in estimate for the change in forfeiture rate increased costs and expenses $512 in fiscal 2009 and $784 in fiscal 2008.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is “more likely than not” that the position is sustainable upon examination, including resolutions of any related appeals or litigation processes, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. The liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash within 12 months of the reporting date. The Company records any estimated interest or penalties from the uncertain income tax position as income tax expense.

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

Fair Value Measurements on January 1, 2011
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Liabilities
Deferred acquisition payments(2)	$—	$—	$—

(1)	Cash and cash equivalents totaled $242,146 as of January 1, 2011, and were comprised entirely of bank deposits. Cash and cash equivalents totaled $228,430 as of January 2, 2010, and were comprised of $13,606 of money market mutual funds and $214,824 of bank deposits.

(2)	Deferred acquisition payments, a Level 3 category liability, represent the fair value of estimated acquisition payments that are contingent upon RueLaLa, Inc., formerly known as Retail Convergence, Inc. (“Rue La La”) achieving specified minimum earnings thresholds. The Company utilized a discounted cash flow model that incorporated several different assumptions of future performance and a discount rate of 13.6% to determine the fair value of its deferred acquisition payments.

In fiscal 2010, the Company revised its estimate of the amount of deferred acquisition payments that will be paid based on Rue La La’s financial performance in fiscal 2010 and revised financial projections for fiscal years 2011 and 2012. Based on these revised estimates, the Company does not expect Rue La La to achieve the minimum earnings thresholds needed to trigger any of the deferred acquisition payments and has determined that the fair value of the deferred acquisition payment liability is $0 at the end of fiscal 2010 compared to $60,963 at the end of fiscal 2009. As a result of this change in estimate, the Company recorded income of $60,963 in fiscal 2010 to reduce the liability to $0 which is reflected in changes in fair value of deferred acquisition payments on the Consolidated Statements of Operations. In fiscal 2009, the Company recorded accretion expense of $951 which was recorded to changes in fair value of deferred acquisition payments on the Consolidated Statements of Operations.

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

January 1,
2011

Balance, beginning of period	$60,963
Changes in fair value of deferred acquisition payments included in the Company’s Condensed Consolidated Statements of Operations	(60,963)

Balance, end of period	$—

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

NOTE 4 —	PROPERTY AND EQUIPMENT

The major classes of property and equipment, at cost, as of January 2, 2010 and January 1, 2011 were as follows:

		January 2,	January 1,
	Useful Life	2010	2011

Computer hardware and software	up to 4 yrs.	$231,954	$300,238
Building and building improvements	up to 30 yrs.	44,822	45,011
Furniture, warehouse and office equipment, and other	up to 7 yrs.	45,722	49,359
Land		7,889	7,889
Leasehold improvements	Lesser of 15 years or lease term	8,847	11,983
Capitalized leases	up to 7 yrs.	29,132	42,054

		368,366	456,534
Less: Accumulated depreciation		(205,037)	(267,705)

Property and equipment, net		$163,329	$188,829

The Company’s net book value in capital leases, which consist primarily of warehouse equipment and computer hardware and software, was $24,624 as of January 1, 2011, and $18,500 as of January 2, 2010. Amortization of capital leases is included within depreciation and amortization expense on the Consolidated Statements of Operations. Interest expense recorded on capital leases was $1,400 for fiscal 2010, $1,470 for fiscal 2009 and $1,375 for fiscal 2008.

NOTE 5 —	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill for each of the Company’s reportable segments:

			Consumer
	GeC	GMS	Engagement	Consolidated

January 3, 2009	$82,758	$112,238	$—	$194,996
Acquisitions	—	4,787	172,888	177,675
Foreign currency translation	332	—	—	332

January 2, 2010	83,090	117,025	172,888	373,003
Acquisitions	2,556	20,708	—	23,264
Goodwill impairment	(6,387)	—	(71,307)	(77,694)
Foreign currency translation	(394)	—	—	(394)

January 1, 2011	$78,865	$137,733	$101,581	$318,179

In the fourth quarter of fiscal 2010, the Company completed its annual impairment testing of goodwill and indefinite-lived intangible assets and determined there was an impairment in its Rue La La and International e-Commerce Services reporting units. The fair value of each of these two reporting units was less than their carrying values. As a result, the Company conducted the second step of the impairment test for both reporting units and determined that the goodwill in both of these reporting units was impaired. The fair value of the reporting units was determined using Level 3 inputs, primarily by using the income approach which estimates the fair value based on the projected future discounted cash flows, and the market approach which estimates the fair value based on

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

comparable market prices. These valuation techniques contain assumptions and uncertainties because they require judgment to estimate industry economic factors and the profitability of future business strategies. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate.

The impairment of $71,307 in the Rue La La reporting unit, which is part of the Consumer Engagement segment, resulted from a decline in the Company’s projected cash flows and reduced goodwill from its carrying value of $172,888 to its implied fair value of $101,581.

The impairment of $6,387 in the International e-Commerce Services reporting unit, which is part of the GeC segment, resulted from a decline in the Company’s projected cash flows and reduced goodwill from its carrying value of $6,387 to its implied fair value of $0.

The Company’s intangible assets were as follows:

			Weighted-
	January 2,	January 1,	Average
	2010	2011	Life

Gross carrying value of intangible assets subject to amortization:
Contract based	$56,455	$60,636	2.5
Customer related	22,200	22,200	2.6
Technology	4,805	13,723	3.4
Trade name	840	840	1.5
Foreign currency translation	(482)	—

	83,818	97,399	2.7
Accumulated amortization:
Contract based	(25,795)	(36,904)
Customer related	(489)	(6,649)
Technology	(2,428)	(4,962)
Trade name	(532)	(716)
Foreign currency translation	72	—

	(29,172)	(49,231)
Net carrying value:
Contract based	30,660	23,732
Customer related	21,711	15,551
Technology	2,377	8,761
Trade name	308	124
Foreign currency translation	(410)	—

Total intangible assets subject to amortization, net	54,646	48,168
Indefinite life intangible assets:
Trade names	78,229	84,804

Total intangible assets	$132,875	$132,972

In fiscal 2010, the Company tested the intangibles in its Rue La La and International e-Commerce reporting units as a result of declines in projected cash flows in both reporting units. The Company concluded that the supplier relationship finite-lived intangible asset in our Rue La La reporting unit and the customer contract finite-lived

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

intangible asset is our International e-Commerce reporting were impaired. The Company recorded an impairment charge of $10,624 comprised of $10,241 to reduce the carrying value of the Rue La La supplier contract intangible to $0, and $383 million to reduce the carrying value of the International e-Commerce customer contract intangible to $0.

Amortization expense of intangible assets was $20,098 for fiscal 2010, $10,722 for fiscal 2009 and $13,553 for fiscal 2008. Estimated future amortization expense related to intangible assets as of January 2, 2010, is as follows:

Fiscal 2011	$18,304
Fiscal 2012	13,297
Fiscal 2013	9,710
Fiscal 2014	5,614
Fiscal 2015	1,243

$48,168

NOTE 6 —	ACQUISITIONS AND INVESTMENTS

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

MBS

On April 30, 2010, the Company acquired 100% of the issued and outstanding capital stock of MBS Insight, Inc. (“MBS”), a wholly owned subsidiary of World Marketing, Inc. for $22,200. MBS is a database marketing solutions provider that offers a knowledge-based marketing services and solutions that help marketers innovate, advance, and automate their marketing efforts for greater return on their investment. The acquisition strengthens the Company’s suite of products providing marketers with an operational, multichannel view of customers in order to understand customer behavior and preferences in real time.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

The table below summarizes the fair values of the MBS’s assets and acquired liabilities assumed, including cash acquired, as of acquisition date:

Total current assets	$2,472
Property, plant, and equipment	949
Goodwill	11,563
Identifiable intangible assets:
Customer relationships	8,611
Technology	2,551
Trade name	1,710

Total assets acquired	27,856
Total current liabilities	(1,476)
Long-term deferred tax liabilities	(4,180)

Total liabilities assumed	(5,656)

Net assets acquired	$22,200

MBS’ results of operations are included on the Company’s Consolidated Statements of Operations beginning on April 30, 2010. MBS’ revenue and net loss for the period from April 30, 2010 to January 1, 2011 included in the Company’s Consolidated Statements of Operations is $11,761 and $51, respectively.

Rue La La

On November 17, 2009, the Company completed the acquisition of 100% of the outstanding common stock of Rue La La pursuant to the terms of an Agreement and Plan of Merger dated October 27, 2009. Rue La La operates RueLaLa.com, a provider of online private sales and SmartBargains.com, an off-price e-commerce marketplace. The Company believes the acquisition will allow the Company to enter the private sale and off-price e-commerce marketplace markets and broaden its e-commerce solution offerings.

As consideration for the acquisition of Rue La La, the Company paid cash of $92,133 and issued 4,572 shares of the Company’s common stock valued at $93,945 based on the closing share price on the acquisition date. In addition, the Company is obligated to make additional payments of up to $170,000 over a three year period beginning with Rue La La fiscal year 2010 contingent on Rue La La’s achievement of certain financial performance targets, of which the Company has the ability to pay up to $44,100 with shares of the Company’s common stock. To reach the maximum earnout, Rue La La will need to achieve earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $51,900 in fiscal year 2012, excluding compensation expense on the earnout payment and certain other adjustments as defined in the Rue La La merger agreement. A maximum of $46,200 of the earnout will be paid to Rue La La employees based on performance conditions, which will be treated as compensation expense. The remaining $123,800 of the earnout was accounted for as additional acquisition consideration. On the acquisition date, the Company recorded a liability of $60,012 which represents the fair value of the portion of the earnout that was accounted for as additional acquisition consideration. Adjustment to the fair value of the Company’s estimate of the earnout payment is recorded to changes in fair value of deferred acquisition payments on the Company’s Consolidated Statements of Operations and could have a material impact to its financial results. See Note 3, Fair Value of Financial and Nonfinancial Instruments, for more information on the current estimate of the fair value of the earnout.

Additionally, the Company incurred approximately $2,100 in transaction costs directly related to the acquisition that were expensed in fiscal 2009. Rue La La’s results of operations are included on the Company’s Consolidated Statement of Operations beginning on November 17, 2009.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

The table below summarizes the fair values of the Rue La La assets and acquired liabilities assumed based on the total consideration at acquisition of $246,090 which represents $92,133 of cash, $93,945 of common stock issued, and $60,012 of deferred acquisition payments. The following table also includes cash acquired of $8,841 as of the acquisition date:

Total current assets	$31,129
Property, plant and equipment	8,031
Goodwill	172,888
Identifiable intangible assets:
Trade name	59,569
Member relationships	22,200
Supplier relationships	11,186
Non-compete agreements	241

Total assets acquired	305,244
Total current liabilities	(29,718)
Long-term deferred tax liabilities and other	(29,436)

Total liabilities assumed	(59,154)
Total consideration	246,090

Liability arising from contingent consideration	(60,012)

Consideration paid at acquisition date	$186,078

e-Dialog, Inc.

On February 13, 2008, the Company completed the acquisition of e-Dialog, Inc. (“e-Dialog”) pursuant to the terms of an Agreement and Plan of Merger dated January 23, 2008. e-Dialog is a provider of advanced e-mail marketing services and solutions to more than 100 companies in the U.S. and Europe. The Company believes the acquisition will expand the breadth and depth of its marketing services capabilities, its reach into existing and new vertical markets, and its growing European presence. The Company also believes that e-Dialog will benefit from the Company’s large scale and market-leading position in e-commerce and multichannel services. As consideration for the acquisition of e-Dialog, the Company paid $148,363 in cash. In connection with the acquisition, the Company issued 568 restricted stock units and restricted stock awards with an aggregate value of approximately $9,300 to employees of e-Dialog based on the market price of the Company’s stock on the grant date. Recipients are required to remain employed for specified periods of time subsequent to the acquisition in order for the stock units to vest. The $9,300 will be recognized as stock-based compensation cost, net of estimated forfeitures, over the required service period.

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

Other Acquisitions

During fiscal 2010, the Company made three other acquisitions. Results of operations for each of the Company’s 2010 acquisitions are included in the Company’s Condensed Consolidated Statements of Operations beginning on each respective acquisition date.

Unaudited Pro Forma Financial Information

The financial information in the table below summarizes the combined results of operations of the Company, MBS, Rue La La and e-Dialog on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had actually taken place at the beginning of each of the periods presented and is not intended to be a projection of future results or trends. The pro forma financial information for all periods presented includes pro forma adjustments, net of any applicable tax for a reduction to interest income on the Company’s cash and cash equivalents used to fund the acquisition.

	Fiscal Year Ended
	January 3,	January 2,	January 1,
	2009	2010	2011

Net revenues	$1,069,291	$1,121,214	$1,363,657
Net loss	$(40,499)	$(25,707)	$(36,728)

Equity Method Investment

As of January 1, 2011, the Company owned 27% of the common stock of Intershop Communications AG (“Intershop”), a provider of e-commerce software based in Germany and publicly traded and listed on the Frankfurt Stock Exchange. The carrying amount of the investment as of January 1, 2011 is $19,824, which includes a cumulative translation adjustment of $841 due to the increase in the exchange rate between the Euro and the United States dollar. The Company recorded $378 during fiscal 2010 for its share of Intershop’s earnings in equity-method investment earnings on the Consolidated Statements of Operations.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

The Company accounts for this investment using the equity method of accounting, and monitors its investment periodically to evaluate whether any changes in fair value below its cost basis become other-than-temporary. The Company has elected to record its share of earnings/losses for Intershop on a three-month lag due to timeliness considerations. The Company’s investment in Intershop is included in other assets, net in the Company’s Condensed Consolidated Balance Sheets. As of January 1, 2011, the market value of the Company’s investment in Intershop, based on the quoted market price of its stock, is $20,051.

Other Investment

During fiscal 2010, the Company recorded an other-than-temporary impairment loss of $736 related to one of its cost-method investments which reduced the carrying value of the investment to $0.

NOTE 7 —	LONG-TERM DEBT AND CREDIT FACILITY

The following table summarizes the Company’s long-term debt as of:

	January 2,	January 1,
	2010	2011

Convertible notes	$172,391	$123,391
Notes payable(1)	12,479	15,989
Capital lease obligations	20,923	27,434

Total debt	205,793	166,814
Less: Current portion of convertible notes	(55,443)	—
Less: Current portion of notes payable	(195)	(1,073)
Less: Current portion of capital lease obligations	(5,065)	(10,063)

Total long-term debt	$145,090	$155,678

(1)	The estimated fair market value of the notes payable approximated their carrying value as of January 2, 2010 and January 1, 2011.

In May 2008, the FASB issued accounting standards which require the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The Company’s subordinated convertible notes are subject to the provisions of these standards because the Company has the ability to elect cash settlement of the conversion value of the notes. The liability component of the notes is determined based on the present value of the notes using the Company’s nonconvertible debt borrowing rate on the issuance date. In order to determine the fair value of the debt portion and equity portion of the Company’s convertible notes, the Company used a market approach to determine the market rate for comparable transactions had the Company issued nonconvertible debt with similar embedded features other than the conversion feature by using prices and other relevant information generated by market transactions at or near the issuance date of its convertible notes. The equity component is the difference between the proceeds from the issuance of the note and the fair value of the liability component. The resulting debt discount, equal to the excess of the principal amount of the liability over its carrying amount, is amortized to interest expense using the effective interest method over the expected life of the debt. The Company adopted these standards on January 4, 2009, and applied it retrospectively to all prior periods presented.

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

In April 2010, the Company called the notes for redemption and in June 2010, the Company issued 3,227 shares of common stock upon the conversion of $57,469 aggregate principal amount of the 3% convertible notes at the election of the holders of the notes, which was recorded as an increase to additional paid in capital in the Condensed Consolidated Balance Sheets. The Company paid $31 to redeem the remaining 3% convertible notes that were not converted.

The following table provides additional information about the Company’s 3% convertible notes:

	As of	As of
	January 2,	January 1,
	2010	2011

Carrying amount of the equity component	$18,187	$—
Principal amount of the liability component	$57,500	$—
Unamortized discount of liability component	$2,057	$—
Net carrying amount of liability component	$55,443	$—

The following table provides the components of interest expense for the Company’s 3% convertible notes:

	Fiscal Year Ended
	January 3,	January 2,	January 1,
	2009	2010	2011

Amortization of the discount on the liability component	$4,021	$4,517	$2,053
Contract interest coupon	1,725	1,725	719
Amortization of the liability component of the issue costs	359	391	173

Interest expense	$6,105	$6,633	$2,945

2.5% Convertible Notes due 2027

In July 2007, the Company completed a private placement of $150,000 aggregate principal amount of 2.5% subordinated convertible notes due June 1, 2027, raising net proceeds of approximately $145,000, after deducting initial purchaser’s discount and issuance costs. The notes bear interest at 2.5%, payable semi-annually on June 1 and December 1.

Holders may convert the notes into shares of the Company’s common stock (or cash or a combination of the Company’s common stock and cash, if the Company so elects) at a conversion rate of 33.3333 shares per $1,000 principal amount of notes (representing a conversion price of approximately $30.00 per share) beginning on March 1, 2014. Holders can require the Company to repurchase the notes for 100% of principal amount of the notes on June 1, 2014. At any time on or after June 8, 2014, the Company may redeem any of the notes for cash at a redemption price of 100% of their principal amount, plus accrued and unpaid interest, if any, up to but excluding, the redemption date. Based on the Company’s closing stock price of $23.23 on January 1, 2011, the if-converted value of the notes does not exceed the aggregate principal amount of the notes.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

The following table provides additional information about the Company’s 2.5% convertible notes:

	As of	As of
	January 2,	January 1,
	2010	2011

Carrying amount of the equity component	$26,783	$26,783
Principal amount of the liability component	$150,000	$150,000
Unamortized discount of liability component	$33,052	$26,609
Net carrying amount of liability component	$116,948	$123,391
Remaining amortization period of discount		41 months
Effective interest rate on liability component		8.60%

The following table provides the components of interest expense for the Company’s 2.5% convertible notes:

	Fiscal Year Ended
	January 3,	January 2,	January 1,
	2009	2010	2011

Amortization of the discount on the liability component	$5,445	$5,923	$6,443
Contract interest coupon	3,750	3,750	3,750
Amortization of the liability component of the issue costs	434	457	482

Interest expense	$9,629	$10,130	$10,675

The estimated fair market value of the 2.5% subordinated convertible notes was $162,570 as of January 1, 2011 and $157,125 as of January 2, 2010 based on quoted market prices.

Note Payable

In fiscal 2004, a wholly-owned subsidiary of the Company entered into an agreement to purchase a new corporate headquarters in King of Prussia, Pennsylvania, together with an option to purchase an additional parcel of land. The purchase price for the building was $17,000. In connection with the purchase of the corporate headquarters, a wholly-owned subsidiary of the Company entered into a $13,000 mortgage note collateralized by a first lien on substantially all of the assets of that subsidiary. The mortgage note bears interest at 6.3% per annum and has a maturity date of July 2014. The Company recorded interest expense related to the note of $771 for fiscal 2010, $783 for fiscal 2009 and $805 for fiscal 2008.

Capital Lease Obligations

Certain of the Company’s warehouse equipment and computer hardware and software have been acquired under capital leases. The capital leases have maturity dates ranging from August 2011 to September 2014 and bear interest at rates ranging from 2% to 9% per annum. Capital lease obligations were as follows:

January 1,
2011

Gross capital lease obligations	$29,855
Less: imputed interest	(2,421)

Total present value of future minimum lease payments	27,434
Less: current portion	(10,063)

Long-term portion	$17,371

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

Credit Facilities

In March 2010, the Company amended and expanded its existing secured revolving credit facility expanding the credit facility to $150,000. The credit facility expires in March 2013 and is available for letters of credit, working capital, and general corporate purposes, including possible acquisitions. The $150,000 secured revolving credit facility provides for the issuance of up to $30,000 of letters of credit, which is included in the $150,000 available under the secured revolving credit facility. The secured revolving credit facility is collateralized by substantially all of the Company’s assets and the terms of the secured revolving credit facility limits the Company’s ability to declare or pay dividends on its common stock. The Company may elect to have amounts outstanding under the credit facilities bear interest at either a LIBOR rate plus an applicable margin of 2.0% to 3.25%, the prime rate plus an applicable margin of 2.0% to 3.25%, Daily LIBOR plus 1.0% plus an applicable margin of 2.0% to 3.25%, or at the Federal Funds Open Rate plus 0.5% plus an applicable margin of 2.0% to 3.25%. The applicable margin is determined by the leverage ratio of funded debt to EBITDA, as defined in the credit facility. The Company had no outstanding borrowings and $1,770 of outstanding letters of credit under the secured revolving credit facility as of January 1, 2011. See Note 17, Subsequent Events, for information regarding the Company’s credit facility.

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

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

Operating and Capital Commitments

The following summarizes the Company’s principal operating and capital commitments, excluding open orders for inventory purchases that support normal operations, as of January 1, 2011:

	Payments due by fiscal year
	2011	2012	2013	2014	2015	Thereafter	Total

Operating lease obligations(1)	$22,453	$21,980	$18,028	$14,659	$11,396	$14,486	$103,002
Marketing commitments(1)	705	2,570	2,570	2,570	—	—	8,415
Client revenue share payments(1)	21,931	23,158	24,534	15,991	7,606	25,663	118,883
Debt interest(1)	5,465	4,557	4,512	2,288	363	—	17,185
Debt obligations	1,073	1,471	1,471	161,621	353	—	165,989
Capital lease obligations, including interest(2)	11,438	9,940	6,677	1,800	—	—	29,855
Deferred acquisition payments(3)	1,500	750	1,000	—	—	—	3,250

Total(4)	$64,565	$64,426	$58,792	$198,929	$19,718	$40,149	$446,579

(1)	Not required to be recorded in the Consolidated Balance Sheet as of January 1, 2011 in accordance with accounting principles generally accepted in the United States of America.

(2)	Capital lease obligations, excluding interest, are recorded in the Consolidated Balance Sheets.

(3)	The $3,250 of deferred acquisition payments in the table above represent fixed contractual future payments. The Company is also obligated to pay up to an additional $208,400 from fiscal 2011 through fiscal 2016 based on the achievement of certain financial targets by some of our acquired companies, of which the Company has the ability to pay up to $45,800 with shares of the Company’s common stock. The Company is uncertain as to if or when such amounts may be settled; as a result, these obligations are not included in the table above.

(4)	The Company has entered into long-term incentive plans with certain of its employees and executive which obligates the Company to pay up to $50,000 to certain employees based on the performance of the business for which the employee is responsible. Amounts due under these incentive plans are payable in cash and/or stock from fiscal 2012 through fiscal 2015. As payment is not probable for any of these plans the Company is uncertain as to if or when such amounts may be settled; as a result, these obligations are not reflected in the Consolidated Balance Sheet as of January 1, 2011 and not included in the table above.

Approximately $3,893 of unrecognized tax benefits have been recorded as liabilities as of January 1, 2011, and the Company is uncertain as to if or when such amounts may be settled; as a result, these obligations are not included in the table above. Changes to these tax contingencies that are reasonably possible in the next 12 months are not expected to be material.

The Company leases customer contact centers, fulfillment centers, office facilities and certain fixed assets under non-cancelable operating leases. Rent expense under operating lease agreements was $20,207 for fiscal 2010, $21,796 for fiscal 2009 and $20,482 for fiscal 2008. Certain of these leases contain customary renewal and extension provisions.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

NOTE 9 —	STOCKHOLDERS’ EQUITY

Preferred Stock:

Under the Company’s Certificate of Incorporation, the maximum number of authorized shares of preferred stock, $0.01 par value, is 5,000. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation and conversion and redemption rights. No preferred stock was issued or outstanding for fiscal 2010 or fiscal 2009.

Common Stock:

Under the Company’s Certificate of Incorporation, the maximum number of authorized shares of common stock, $0.01 par value, is 180,000 at the end of fiscal 2010 and was 90,000 at the end of fiscal 2009. In May 2010, the Company’s stockholders approved an increase to the total number of authorized shares of common stock from 90,000 shares to 180,000 shares.

In August 2009, the Company completed a registered public offering of 5,439 common shares at $17.00 per share. Net proceeds from the sale of the common shares after deducting underwriting discounts and commissions and offering expenses were approximately $88,000.

Stockholders Right Plan:

On April 2, 2006, the Board of Directors authorized 95 shares of Series A Junior Preferred Stock (“Series A”) and declared a dividend distribution of one right (a “Right”) for each outstanding share of common stock to the stockholders of record on the close of business on April 14, 2006. Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share of Series A, at a price of $85 per unit, subject to adjustment. However, the Rights are not exercisable unless certain events occur, such as a person or group acquiring or obtaining the right to acquire, or making a tender offer or exchange offer for, beneficial ownership of 20% or more of the Company’s outstanding common stock (or, in the case of any stockholder that as of April 2, 2006 beneficially owned 19% or more of the Company’s outstanding shares of common stock, 25.1% or more). Subject to certain exceptions, upon exercise of the Right, each holder of a Right will have the right to receive shares of the Company’s common stock, or other consideration, having a value equal to two times the exercise price of the Right. Additionally, at certain times, the Company has the right to redeem the Rights in whole, but not in part, at a price of $.001 per Right. The description and terms of the Rights are set forth in a Rights Agreement, dated April 2, 2006. The Rights will expire on April 14, 2016, unless the Rights are earlier redeemed or exchanged in accordance with the terms of the Rights Agreement. As of January 1, 2011, no Series A shares were issued or outstanding.

NOTE 10 —	STOCK AWARDS

In May 2010, the Company’s stockholders approved the 2010 Equity Incentive Plan (“2010 Plan”). The 2010 Plan authorizes the award of 3,500 shares of the Company’s common stock. In addition, any outstanding stock awards previously granted under the Company’s 2005 Equity Incentive Plan or the Company’s Amended and Restated 1996 Equity Incentive Plan that expire, are terminated, cancelled or forfeited, or are withheld in satisfaction of payment of withholding taxes after May 28, 2010 will become available for grant under the 2010 Plan. The 2010 Plan will terminate on March 2, 2020, after which no further awards may be granted under the 2010 Plan.

As of January 1, 2011, 3,699 shares of common stock were available for future grants under the 2010 Plan. The equity awards granted under the 2010 Plan generally vest at various times over periods ranging up to five years and

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

have terms of up to ten years after the date of grant, unless the optionee’s service to the Company is interrupted or terminated.

Stock Options and Warrants

The following table summarizes the stock option and warrant activity for fiscal 2010:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	(In thousands)	Price	Life (in years)	Value

Outstanding at January 2, 2010	3,252	$9.88
Granted	—	—
Exercised	(2,027)	$8.30
Forfeited/Cancelled	(3)	$9.31

Outstanding at January 1, 2011	1,222	$12.50	3.33	$13,121

Vested and expected to vest at January 1, 2011	1,222	$12.50	3.33	$13,121

Exercisable at January 1, 2011	1,222	$12.50	3.33	$13,121

No options or warrants were granted in fiscal 2010, fiscal 2009 or fiscal 2008. The total intrinsic value of options and warrants exercised was $38,797 for fiscal 2010, $6,736 for fiscal 2009 and $511 for fiscal 2008 as determined as of the date of exercise. Cash proceeds from options and warrants exercised during fiscal 2010 were $16,823. The Company recognized no stock-based compensation expense for options and warrants in fiscal 2010, fiscal 2009 and fiscal 2008.

Restricted stock Units and Awards

The following summarizes the restricted stock unit and restricted stock award activity for fiscal 2010:

		Weighted
	Number of	Average
	Shares	Grant Date
	(In thousands)	Fair Value

Nonvested shares at January 2, 2010	4,294	$16.64
Granted	1,499	$27.03
Vested	(1,792)	$14.42
Forfeited/Cancelled	(496)	$16.64

Nonvested shares at January 1, 2011	3,505	$22.22

During fiscal 2009, the Company granted to employees 1,809 restricted stock units at a weighted average fair value at grant date of $11.13. During fiscal 2008, the Company granted to employees 2,942 restricted stock units of the Company’s common stock at a weighted average fair value at grant date of $14.28.

The total intrinsic value of restricted stock units that vested was $47,196 for fiscal 2010, $13,152 for fiscal 2009 and $9,349 for fiscal 2008. As of January 1, 2011, there was approximately $42,047 of unrecognized pre-tax compensation cost, net of forfeitures, related to nonvested stock units, which is expected to be recognized over a weighted average remaining period of approximately 2.22 years.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense included in the Company’s Consolidated Statements of Operations:

	Fiscal Year Ended
	January 3,	January 2,	January 1,
	2009	2010	2011

Includes stock-based compensation as follows:
Account management and operations	$7,505	$9,028	$10,314
Product development	$4,118	$5,740	$6,825
General and administrative	$7,780	$9,994	$10,704

NOTE 11 —	INCOME TAXES

The loss before income taxes and the related benefit from income taxes were as follows:

	Fiscal Year Ended
	January 3,	January 2,	January 1,
	2009	2010	2011

Loss before income taxes:
Domestic	$(20,588)	$1,541	$(19,176)
Foreign	(9,968)	(10,225)	(17,044)

Total	$(30,556)	$(8,684)	$(36,220)

Provision (benefit) for income taxes:
Current:
Federal	$488	$588	$72
State	1,765	1,554	878
Foreign	—	—	30

Total Current	$2,253	$2,142	$980

Deferred:
Federal	$(10,252)	$4,123	$(1,006)
State	1,339	(3,921)	1,029
Foreign	(925)	—	(343)

Total Deferred	$(9,838)	$202	$(320)

Total:
Federal	$(9,764)	$4,711	$(934)
State	3,104	(2,367)	1,907
Foreign	(925)	—	(313)

Total	$(7,585)	$2,344	$660

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

The significant components of net deferred tax assets and liabilities as of January 2, 2010 and January 1, 2011 consisted of the following:

	January 2,	January 1,
	2010	2011

Deferred tax assets:
Net operating loss carryforwards	$87,321	$97,244
Deferred revenue	8,008	7,680
Stock-based compensation	5,022	6,087
Investment impairment and losses	3,479	3,611
Allowance for sales returns	3,072	3,971
Alternative minimum tax credits	2,250	2,038
Amortization	1,127	2,030
Research and development tax credits	1,390	1,390
Provision for doubtful accounts	1,294	1,522
Accrued expenses	384	784
Inventory	104	2,187
Restructuring	41	—
Other	3,629	3,954

Total deferred tax assets	117,121	132,498
Valuation allowance	(49,797)	(52,208)

Total deferred tax assets, net of valuation allowance	67,324	80,290
Deferred tax liabilities:
Property and equipment	(3,174)	(4,538)
Amortization of intangibles	(45,845)	(45,883)
Interest on convertible notes	(14,492)	(11,151)

Total deferred tax liabilities	(63,511)	(61,572)

Net deferred tax asset	$3,813	$18,718

As of January 1, 2011, the Company had available federal, state and foreign net operating loss carryforwards (“NOL’s”) of approximately $216,202, $348,477 and $30,852, respectively, which expire in the years 2011 through 2030. The Company has additional federal NOL’s of approximately $306,403, which are not available to offset future taxable income due to previous acquisitions and ownership changes as defined in Section 382 of the Internal Revenue Code, and are not reflected in the Company’s gross deferred tax assets or valuation allowance in the table above as of January 1, 2011. The Company has reduced the previously reported net operating loss carryforwards deferred tax asset and related valuation allowance as of January 2, 2010 in the table above by $108,163 to present the amount of the net operating loss carryforwards that were available to offset future taxable income, after consideration of limitations required by Section 382. The previously reported amounts were presented on a gross basis, which included certain amounts that were not available to offset future taxable income due to previous acquisitions and ownership changes as defined in Section 382 of the Internal Revenue Code. This adjustment had no net impact on the previously reported net deferred tax assets since the additional net operating loss carryforwards had a full valuation against them.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

The Company’s available net operating loss carryforwards expire as follows:

2011-2016	$46,158
2017-2022	211,182
2023-2030	338,191

$595,531

Realization of the $595,531 of available NOL’s is dependent on generating sufficient taxable income prior to their expiration. The Company believes that it is more likely than not that the benefit from certain federal, state and foreign net operating loss carryforward will not be realized. Accordingly, the Company has provided a valuation allowance of approximately $48,703 on the deferred tax asset relating to these NOL’s. If and when recognized, the tax benefits relating to any reversal of the valuation allowance on the NOL’s will be recognized as a reduction of income tax expense.

In addition, there is a valuation allowance of $3,295 and $210 on deferred tax assets related to capital losses and state credits, respectively as of January 1, 2011. If and when recognized, the tax benefits relating to any reversal of this valuation allowance will be recognized as a reduction of income tax expense.

In fiscal years 2010 and 2009, there was an excess tax benefit generated from the exercise of vesting of stock options and awards that decreased taxable income. The tax benefit increased additional paid-in capital by $21,918 and $1,175, respectively. In fiscal 2008, there was a reduction of tax benefit generated from the exercise and vesting of stock options and awards that increased taxable income and resulted in a reduction to additional paid-in capital by $919.

Included in the net operating loss deferred tax asset above is approximately $7,558 of the federal net operating loss carryforwards attributable to excess tax benefits generated from the exercise and vesting of stock option and awards. Due to the provisions of accounting for share-based payments concerning the timing of tax benefits related to excess stock deductions that can be credited to additional paid in capital, the related valuation allowance cannot be reversed, even if the facts and circumstances indicate that it is more likely than not that the deferred tax asset can be realized. The valuation allowance will only be reversed as the related deferred asset is applied to reduce taxes payable. The Company follows tax law ordering to determine when such net operating loss has been realized.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

The differences between the statutory federal income tax rate and the effective income tax rate are provided in the following reconciliation:

	Fiscal Year Ended
	January 3,	January 2,	January 1,
	2009	2010	2011

Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
Foreign statutory rates differing from U.S. statutory rate	(1.9)%	(5.7)%	(1.7)%
Valuation allowance	(6.8)%	(37.4)%	(9.7)%
State taxes	(1.0)%	18.4%	(3.1)%
Non-deductible goodwill impairment	0.0%	0.0%	(75.8)%
Non-deductible change in deferred acquisition payments	0.0%	0.0%	54.1%
Non-deductible officers compensation	0.0%	(7.0)%	(2.0)%
Non-deductible acquisition-related costs	0.0%	(8.5)%	(1.8)%
Non-deductible stock comp expense	0.0%	(10.7)%	0.0%
Other non-deductible items	0.0%	(6.7)%	(1.5)%
Other	(0.5)%	(4.4)%	4.6%

Effective income tax rate	24.8%	(27.0)%	(1.9)%

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

	January 3,	January 2,	January 1,
	2009	2010	2011

Balance at the beginning of the fiscal year	$1,014	$1,708	$2,052
Gross increases for tax positions related to current year	290	258	1,918
Gross increases for tax positions related to prior years	112	109	71
Gross increases acquired in acquisitions	347	—	—
Gross decreases for tax positions related to prior years	(55)	—	—
Gross decreases as a result of a lapse of the statute of limitations	—	(23)	(148)

Balance at the end of the fiscal year	$1,708	$2,052	$3,893

The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate were $3,861 as of January 1, 2011 and $2,052 as of January 2, 2010. Unrecognized tax benefits related to the opening balance sheet of acquired companies was $0 as of January 1, 2011 and $0 as of January 2, 2010.

The Company’s policy is to include interest and penalties related to the Company’s tax contingencies in income tax expense. The total amount of interest and penalties related to uncertain tax positions and recognized in the statement of earnings for fiscal 2010 and fiscal 2009 was $54 and $78, respectively. The total amount of interest

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

and penalties related to uncertain tax positions and recognized in the balance sheet was $284 as of January 1, 2011, $230 as of January 2, 2010, and $152 as of January 3, 2009.

The Company is not currently undergoing any U.S. federal income tax audits nor has it been notified of any pending audits. For U.S. federal income taxes, the statute of limitations has expired through fiscal year 2006. The Internal Revenue Service cannot assess additional taxes for closed years, but can adjust the net operating loss carryforward generated in those closed years until the statute of limitations for the year the net operating loss is utilized has expired.

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

The following is a summary of the securities that are issuable pursuant to equity awards or the conversion of notes that have been excluded from the calculations because the effect on net income per share would have been anti-dilutive:

	As Of
	January 3,	January 2,	January 1,
	2009	2010	2011

Stock units and awards	3,792	4,294	3,505
Stock options and warrants	4,244	3,252	1,222
Convertible notes	8,229	8,229	5,000

	16,265	15,775	9,727

NOTE 13 —	MAJOR SUPPLIERS/ECONOMIC DEPENDENCY

The Company purchased inventory from one supplier amounting to $49,025 or 15% of total inventory purchased during fiscal 2010, from one supplier amounting to $41,337 or 18% of total inventory purchased during fiscal 2009, and from two suppliers amounting to $39,788 or 17% and $29,989 or 13% of total inventory purchased during fiscal 2008.

No other supplier amounted to more than 10% of total inventory purchased for any period presented, nor did any one customer account for more than 10% of net revenues for any period presented.

NOTE 14 —	SEGMENT INFORMATION

The Company operates three reportable segments: Global e-Commerce Services (“GeC”), Global Marketing Services (“GMS”) and Consumer Engagement. For GeC, the Company offers a comprehensive suite of e-commerce services that enable companies to operate e-commerce businesses and to integrate their e-commerce businesses with their multi-channel retail offerings. For GMS, the Company offers a broad suite of services to help clients exploit digital marketing channels. For Consumer Engagement, the Company operates consumer facing e-commerce businesses that are complimentary to the clients of the GeC and GMS segments.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

The Company manages its segments and makes financial decisions and allocates resources based on an internal management reporting process that provides segment revenue and segment profit (loss) before depreciation, amortization, changes in fair value of deferred acquisition payments, stock-based compensation expense and impairment of goodwill and intangible assets. Beginning in the second quarter of fiscal 2010, the Company started excluding the following expenses from its segment profit (loss): acquisition related integration, transaction, due diligence expenses, non-cash inventory valuation adjustments, and the cash portion of deferred acquisition payments recorded as compensation expense. The Company has conformed its prior period segment results to reflect this change in Form 8-K filed on August 10, 2010 and in this footnote. The Company believes this metric is an appropriate measure of evaluating the operational performance of the Company’s segments. The Company also uses this metric for planning, forecasting and analyzing future periods. However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

The Company manages its working capital on a consolidated basis and does not allocate long-lived assets to segments. Pursuant to accounting standards for “Disclosures about Segments of an Enterprise and Related Information,” total segment assets have not been disclosed.

The following table’s present summarized information by segment:

	Fiscal Year Ended January 3, 2009
			Consumer	Intersegment
	GeC	GMS	Engagement	Eliminations	Consolidated

Net revenues	$900,040	$84,508	$—	$(17,622)	$966,926
Segment costs and expenses	833,174	69,442	—	(17,622)	884,994

Segment profit	66,866	15,066	—	—	81,932
Acquisition related integration, transaction, due diligence expenses, non-cash inventory valuation adjustments, and the cash portion of deferred acquisition payments recorded as compensation expense					4,636
Depreciation and amortization					68,153
Stock-based compensation expense					19,403

Loss from operations					(10,260)
Interest expense					18,841
Interest income					(1,772)
Other expense, net					1,562
Impairment of equity investments					1,665

Loss before income taxes					$(30,556)

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

	Fiscal Year Ended January 2, 2010
			Consumer	Intersegment
	GeC	GMS	Engagement	Eliminations	Consolidated

Net revenues	$879,575	$127,580	$26,347	$(29,287)	$1,004,215
Segment costs and expenses	805,170	96,980	24,971	(29,287)	897,834

Segment profit	74,405	30,600	1,376	—	106,381
Acquisition related integration, transaction, due diligence expenses, non-cash inventory valuation adjustments, and the cash portion of deferred acquisition payments recorded as compensation expense					7,007
Depreciation and amortization					63,395
Changes in fair value of deferred acquisition payments					951
Stock-based compensation expense					24,762

Income from operations					10,266
Interest expense					19,430
Interest income					(478)
Other expense, net					(2)

Loss before income taxes					$(8,684)

	Fiscal Year Ended January 1, 2011
			Consumer	Intersegment
	GeC	GMS	Engagement	Eliminations	Consolidated

Net revenues	$1,024,370	$189,918	$216,735	$(73,029)	$1,357,994
Segment costs and expenses	928,875	141,550	225,919	(73,029)	1,223,315

Segment profit	95,495	48,368	(9,184)	—	134,679
Acquisition related integration, transaction, due diligence expenses, non-cash inventory valuation adjustments, and the cash portion of deferred acquisition payments recorded as compensation expense					13,036
Depreciation and amortization					83,763
Changes in fair value of deferred acquisition payments					(60,963)
Impairment of goodwill and intangible assets					88,318
Stock-based compensation expense					27,843

Income from operations					(17,318)
Interest expense					17,292
Interest income					(338)
Other expense, net					1,212
Loss on investments					736

Loss before income taxes and equity-method
investment earnings					$(36,220)

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

The Company has two product groups and one service group. The two product groups consist of the sale of general merchandise and freight revenue, which collectively represents the Company’s net revenues from product sales. The following table represents net revenues attributable to the Company’s product and service groups:

	Fiscal Year Ended
	January 3,	January 2,	January 1,
	2009	2010	2011

Product sale groupings:
General merchandise	$456,886	$409,198	$594,963
Freight	120,187	133,051	182,385
Service fees	389,853	461,966	580,646

Total net revenues	$966,926	$1,004,215	$1,357,994

The Company’s operations are substantially within the United States.

NOTE 15 —	RELATED PARTY TRANSACTIONS

On October 17, 2008, the Company entered into a letter agreement with Linens Holding Co. (“Linens”) and Hilco Consumer Capital, L.P. (“HCC”), pursuant to which HCC and the Company would act jointly as agent for Linens to liquidate, on the LNT.com webstore, certain inventory owned by Linens located at one of the Company’s fulfillment centers. On October 16, 2008 the Company and HCC entered into a letter agreement outlining the terms of their joint agency with respect to the merchandise, pursuant to which the Company would receive a percentage of the sales price of the merchandise for performing all services necessary to take orders, process and ship the merchandise. M. Jeffrey Branman, one of the Company’s directors, serves as Managing Director of Hilco Consumer Capital, LLC, the managing partner of HCC. The Company recognized net revenues of $0 during fiscal 2010, $784 during fiscal 2009 and $6,617 during fiscal 2008 on sales of merchandise pursuant to the agency arrangement between the Company, HCC and Linens. The percentage of the sales price earned by the Company under these letter agreements is comparable to the percentage of the sales price earned by the Company under its e-commerce agreement with Linens prior to its liquidation.

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

The Company recognized net revenues of $10,548 during fiscal 2010, $10,140 during fiscal 2009 and $8,504 during fiscal 2008 on sales to QVC under these agreements. The Company had accounts receivable of $580 as of January 1, 2011, and $406 as of January 2, 2010.

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

Michael Rubin, chairman, president and CEO of the Company, was the owner of approximately 1.6 percent of Rue La La’s capital stock (on a fully-diluted as-converted basis). Upon acquisition, Mr. Rubin received $1,324 in cash and 76 shares of the Company’s common stock.

On February 18, 2010, the Company entered into a commercial agreement with Intershop pursuant to which the Company has purchased a software license and is receiving technology consulting services as a foundation for its next generation webstore product. In addition, the Company became the exclusive reseller of Intershop licenses in the Americas and a non-exclusive reseller on a global basis, and will share a portion of the proceeds of any licenses sold by the Company with Intershop. In fiscal 2010, the Company incurred costs of $7,104 for the software license and consulting services from Intershop. The Company did not incur any revenue or expenses in fiscal 2010 for re-sales of Intershop’s software.

NOTE 16 —	QUARTERLY RESULTS (UNAUDITED)

The following tables contain selected unaudited Statement of Operations information for each quarter of fiscal 2009 and 2010. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	For the Fiscal Year Ended January 2, 2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenues	$196,475	$187,181	$190,311	$430,248
Income (loss) from operations	$(14,534)	$(12,277)	$(9,913)	$46,990
Net income (loss)	$(12,110)	$(13,113)	$(9,406)	$23,601
Income (loss) per share — basic(1)	$(0.25)	$(0.27)	$(0.18)	$0.41
Income (loss) per share — diluted(1)	$(0.25)	$(0.27)	$(0.18)	$0.38
Weighted average shares outstanding — basic	47,926	48,681	51,910	57,310
Weighted average shares outstanding — diluted	47,926	48,681	51,910	68,595

	For the Fiscal Year Ended January 1, 2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenues	$272,591	$264,229	$284,138	$537,036
Income (loss) from operations	$(12,933)	$(22,620)	$(20,221)	$38,456
Net income (loss)	$(8,125)	$(25,731)	$(18,578)	$15,932
Income (loss) per share — basic(1)	$(0.13)	$(0.41)	$(0.28)	$0.24
Income (loss) per share — diluted(1)	$(0.13)	$(0.41)	$(0.28)	$0.23
Weighted average shares outstanding — basic	60,446	63,286	66,419	66,608
Weighted average shares outstanding — diluted	60,446	63,286	66,419	68,268

(1)	The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

NOTE 17 —	SUBSEQUENT EVENTS

On February 9, 2011, the Company entered into definitive agreement to acquire 100% of the issued and outstanding capital stock of Fanatics, Inc. (“Fanatics”) for approximately $277,000 comprised of approximately

GSI COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except per share data)

$171,000 in cash and 4,772 shares of the Company’s common stock valued at approximately $106,000 at the time of the signing. The acquisition is expected to close in the second quarter of fiscal 2011 and is subject to the satisfaction of customary closing conditions and expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. Fanatics operates over 250 e-commerce websites and over 60 e-commerce stores for collegiate and professional sports partners and media organizations. The Company believes the combination of Fanatics and the Company will create a leader in the online licensed sports merchandise industry.

Also on February 9, 2011, the Company entered to a new $400,000 credit facility (the “New Credit Facility”) with a consortium of banks that will close simultaneously with and will be contingent upon the closing of the Fanatics acquisition. The New Credit Facility will replace the Company’s existing $150,000 secured revolving credit facility and is available for general corporate purposes, working capital, letters of credit, funding of the Fanatics acquisition and funding of possible future acquisitions. The New Credit Facility is comprised of a 5-year $115,000 senior secured term loan and a 5-year $285,000 secured revolving credit facility with the option to increase the commitments under these facilities by up to an additional $50 million to a total of $450 million. The New Credit Facility becomes effective if the acquisition of Fanatics closes on or before May 10, 2011 and once effective will expire in February 2016. The New Credit Facility will be secured by substantially all of the Company’s assets and contains certain affirmative and negative covenants.

Also on February 9, 2011 the Board of Directors of the Company authorized a share buyback program of up to an aggregate of $50 million of its common stock over the next two years, commencing on the closing of the Fanatics acquisition. Shares may be repurchased from time to time at prevailing prices in the open market, including pursuant to Rule 10(b)5-1 trading plans.

******