Form 10-K/A
period 2011-01-01
GSI COMMERCE INC
filed 2011-04-29
CIK 828750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 0-16611

GSI COMMERCE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-2958132 (I.R.S. Employer Identification No.)

935 FIRST AVENUE, KING OF PRUSSIA, PA	19406
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (610) 491-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share Preferred Stock Purchase Rights	NASDAQ Global Select Market NASDAQ Global Select Market
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of the close of business on July 2, 2010, was approximately $1,724,494,759 based on a per share price of $27.67, the closing price of the registrant’s common stock on the trading day prior to the end of the registrant’s second fiscal quarter, as reported on the NASDAQ Global Select Market. (1)
There were 67,126,057 shares of the registrant’s common stock outstanding as of the close of business on February 18, 2011.

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended January 1, 2011 that was filed with the Securities and Exchange Commission (“SEC”) on March 1, 2011 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended January 1, 2011. Because of our pending merger with eBay Inc. (“eBay”), we have delayed our annual meeting of stockholders. If our merger with eBay closes in the interim, then we will not hold an annual meeting of stockholders because we will be a wholly owned subsidiary of eBay.
Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, subsection (a)(3) of Item 15, Exhibits, of Part IV has also been amended and restated in its entirety to include the currently dated certifications as exhibits. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.
Except as set forth in Part III and subsection (a)(3) of Item 15 of Part IV below, no other changes are made to the Original Filing other than the deletion of the reference on the cover of the Original Filing to the incorporation by reference of GSI Commerce, Inc.’s (“GSI” or the “Company”) definitive proxy statement into Part III of the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing.
PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors
The following table sets forth the name and age of each of our directors, indicating all positions and offices with our company currently held by the director, and the period during which he or she has served as a director.

			Director
Name	Age(1)	Position(s) Held in the Company	Since

Michael G. Rubin	38	Chairman, President and Chief Executive Officer	1995
M. Jeffrey Branman	55	Director	2001
Michael J. Donahue	52	Director	2006
Ronald D. Fisher	63	Director	2000
John A. Hunter	59	Director	2005
Josh Kopelman	40	Director	2011
Jeffrey F. Rayport	51	Director	1999
David Rosenblatt	43	Director	2010
Lawrence S. Smith	63	Director	2008
Andrea M. Weiss	55	Director	2006

(1)	As of March 28, 2011.
Set forth below are descriptions of the backgrounds and principal occupations of each of our directors.
Michael G. Rubin has served as GSI’s chairman of the board and chief executive officer since July 1995 and as president since August 2006. Previously, Mr. Rubin served as GSI’s co-president from May 2004 through August 2005 and as GSI’s president from June 2000 through May 2004. Mr. Rubin’s day to day leadership of GSI, as Chief Executive Officer, provides him with intimate knowledge of GSI’s businesses, results of operations and financial condition. As founder of GSI, he has provided and continues to provide strategic guidance. The Board believes that Mr. Rubin provides unique insights into GSI’s challenges, opportunities, risks and operations.

M. Jeffrey Branman has been one of GSI’s directors since October 2001. Since March 2007, Mr. Branman has been a managing director of Hilco Consumer Capital LLC, a private equity firm focused on North American consumer products companies and brands. From February 2007 to March 2007, Mr. Branman was a managing director of Petsky Prunier LLC, a specialty investment bank. From March 2005 through February 2007, Mr. Branman was the president and owner of Interactive Commerce Partners LLC, a provider of financial advisory services. Mr. Branman served as president of Interactive Technology Services, a subsidiary of Comcast Corporation, a developer, manager and operator of broadband cable networks, from April 2000 through March 2005. Interactive Technology Services served as financial advisor to Interactive Technology Holdings, LLC, a joint venture of Comcast Corporation and QVC, Inc. which sought and made investments in e-commerce and marketing services companies. While at Interactive Technology Services, Mr. Branman was Chairman of the Board of CommerceHub, Inc. and served as a board member of Scene7, Inc. From March 1996 to February 2000, Mr. Branman was senior vice president corporate development of Foot Locker, Inc., a retailer of athletic footwear and apparel, and chief executive officer of FootLocker.com, the internet and direct marketing subsidiary of Foot Locker. Mr. Branman was a director of Sona Mobile Holdings Corp. from 2006 to 2009. Mr. Branman’s operating experience and investment banking background, particularly in the interactive commerce, marketing, technology services and retail industries, provides GSI with industry insight, financial perspective and guidance about capital markets and financings. His experience with mergers and acquisitions and his industry experience, both from an investment banking perspective and an executive perspective, provide GSI with insight on potential acquisition opportunities and corporate strategies.
Michael J. Donahue has been one of GSI’s directors since June 2006. Since March 2005, Mr. Donahue is a self-employed advisor in the technology industry and serves as an employee of LiquidHub, Inc. From January 2000 to March 2005, Mr. Donahue served as the group executive vice president and chief operating officer of BearingPoint, Inc., a consulting and systems integration firm. Prior to January 2000, Mr. Donahue served as managing partner, solutions, for the consulting division of KPMG LLP, the global accounting firm, and as a member of the boards of directors of KPMG LLP US and KPMG Consulting KK Japan, and as Chairman of the Supervisory Board of KPMG Consulting AG based in Germany. Mr. Donahue is also a director of Air Products and Chemicals, Inc. and was a director of Arbinet-thexchange, Inc. from 2006 to 2008 and The Orchard Enterprises, Inc., an independent distributor of digital music and video, from 2008 until its merger with Digital Music Group in 2010. He served as a member of the Board of Advisors of the College of Commerce and Finance of Villanova University. Mr. Donahue received a Bachelor’s degree in economics and history from the University of Pennsylvania and is a graduate of the International Management Program at the Wharton School. Mr. Donahue’s management experience and his experience in the technology services industry provides insight about the challenges GSI faces due to rapidly changing IT capabilities. He also brings global perspective from his leadership positions and experience in international enterprises and transactions. His service as Chairman of The Orchard Enterprises, Inc. and his positions on committees of other public companies provide valuable insight on corporate governance. He also has mergers and acquisitions experience in the U.S. and globally.
Ronald D. Fisher has been one of GSI’s directors since March 2000. Mr. Fisher currently serves as the president of SOFTBANK Holdings Inc. and as a managing general partner of SOFTBANK Capital Partners LP, a venture capital organization. He joined SOFTBANK in October 1995. From January 1990 to September 1995, Mr. Fisher was chief executive officer of Phoenix Technologies, Ltd., a developer and marketer of system software products. Mr. Fisher is also a director of SOFTBANK Corporation and E*TRADE Group, Inc. Mr. Fisher’s extensive investment and mergers and acquisitions experience, particularly in the global internet market, provides GSI with important technology and market insights that can affect its business. As a former chief executive of a technology company, he brings strategic, operational, and management insight.
John A. Hunter has been one of GSI’s directors since November 2005. Mr. Hunter currently serves as executive vice president of customer fulfillment services for QVC Inc., an electronic retailer. Prior to February 2007, Mr. Hunter was senior vice president of distribution for QVC. He joined QVC in 1991 as a vice president of customer service. Prior to 1991, Mr. Hunter was a senior vice president in the credit division of Citibank, where he was employed from 1983 to 1991. Mr. Hunter brings many years of senior management experience in fulfillment and customer service, particularly in direct-to-consumer businesses. Mr. Hunter provides insight on the direct-to-consumer industry on operations, employee relations and building customer-focused organizations.
Joshua Kopelman has been one of GSI’s directors since February 2011. Mr. Kopelman currently serves as a managing director of First Round Capital, a seed stage technology venture fund. Prior to joining First Round Capital, Mr. Kopelman co-founded TurnTide Inc., an anti-spam company that was acquired by Symantec Corporation in July 2004. Mr. Kopelman founded Half.com in 1999, a seller of used books, movies and music that was acquired by eBay Inc. in 2000 and continued with eBay Inc. for three years after the acquisition. Mr. Kopelman also serves as a director of Monetate, Inc. As a serial Internet entrepreneur and investor, Mr. Kopelman brings an understanding of the changing landscape of e-commerce and the Internet to the Board.
Dr. Jeffrey F. Rayport has been one of GSI’s directors since April 1999. Dr. Rayport serves as operating partner of Castanea Partners, a private equity firm, he has been chairman of Marketspace LLC, a digital strategy advisory and research business of Monitor Group, since October 2003 and he was chief executive officer of Marketspace from September 1998 to October 2003. From September 1991 through September 1999, Dr. Rayport was a faculty member in the marketing and service management units at the Harvard Business School. Dr. Rayport is also a director of Monster Worldwide, Inc., ValueClick Inc., International Data Group, and Andrews McMeel Universal, and previously served as a director of iCrossing. Dr. Rayport’s extensive service on boards of international public companies provides insight about corporate governance. His academic background and his knowledge and experiences with technology services and marketing services businesses provides the Board with industry insight as well as an understanding of industry trends.

David Rosenblatt has been one of GSI’s directors since November 2010. Since May 2009, Mr. Rosenblatt has been a private investor and entrepreneur and serves as chairman of Group Commerce, Inc., a social commerce company. Mr. Rosenblatt previously served as President, Global Display Advertising, of Google, Inc. from October 2008 through May 2009. Mr. Rosenblatt joined Google in March 2008 in connection with Google’s acquisition of DoubleClick, Inc., a provider of digital marketing technology and services. Mr. Rosenblatt joined DoubleClick in 1997 as part of its initial management team and held several executive positions during his tenure, including CEO of DoubleClick from July 2005 through March 2008 and President of DoubleClick from 2000 through July 2005. Prior to joining DoubleClick, Mr. Rosenblatt spent several years as an investment banker at S.G. Warburg & Co. in Hong Kong, London and New York. Mr. Rosenblatt currently serves on the board of directors of IAC/InterActiveCorp, a publicly traded internet company with more than 50 consumer brands, Twitter, Inc., a social media network company, Narrative Science, Inc., a data technology company, and Yodle, Inc., a local online advertising company. The Board believes that Mr. Rosenblatt’s extensive and unique experience in the digital marketing technology and services industries, general experience with many different Internet business models, as well as his management experience with DoubleClick, are a benefit to the Board and GSI.
Lawrence S. Smith has been one of GSI’s directors since February 2008. Since March 2007, Mr. Smith has been a private investor. Mr. Smith served as an Executive Vice President and as Co-Chief Financial Officer of Comcast Corporation from November 2002 until his retirement in March 2007. Prior to November 2002, Mr. Smith served as an Executive Vice President of Comcast Holdings Corporation, the predecessor of Comcast Corporation, for more than five years. Mr. Smith is also a director of Air Products and Chemicals, Inc. and TE Connectivity Ltd., and formerly served as a director of MGM Holdings, Inc. Mr. Smith brings many years of public company experience both as Chief Financial Officer of a large public company and by serving on the boards of international public companies. His significant experience with complex financial and operational issues combined with his knowledge of public reporting requirements and processes brings accounting, financial management and operational insight to the Board. He also has extensive mergers and acquisitions and corporate finance experience.
Andrea M. Weiss has been one of GSI’s directors since June 2006. Since August 2002, Ms. Weiss has served as president and chief executive officer of Retail Consulting Inc., an international retail consulting company she owns. From April 2001 to August 2002, Ms. Weiss served as president of dELiA*s Corp., a direct marketing and retail company comprised of lifestyle brands for teenage girls. From May 1998 to February 2001, Ms. Weiss served as executive vice president and chief stores officer of Limited Brands, Inc., a specialty retail business. Ms. Weiss is also a director of CBRL Group, Inc., Chicos FAS, Inc. and The Worth Collection, Ltd. Ms. Weiss was a director of eDiets.com Inc. from 2004 to 2009 and Brookstone, Inc. from 2002 to 2006. Ms. Weiss has extensive leadership experience in the retail apparel industry and has served as chief executive of an international retail consulting company. Her experience in the retail and direct-to-consumer industries, including senior leadership roles in large scale operations which included e-commerce, provides industry insight as well as management and operational insight to the Board. She also serves as a member of other public company boards which enables her to provide insight on corporate governance issues.
Executive Officers
Information concerning our executive officers is included in Item 1, Business, Part I, of the Original Filing.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires GSI’s directors, executive officers, and persons who own more than 10% of a registered class of GSI’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of GSI. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish GSI with copies of all Section 16(a) forms they file.
To GSI’s knowledge, based solely on a review of the copies of such reports furnished to GSI and written representations that no other reports were required to be filed, all Section 16(a) filing requirements applicable to GSI’s directors, executive officers and greater than 10% beneficial stockholders were complied with during fiscal 2010, except that, through inadvertence, one Form 4 for Mr. Rubin, Chairman of the Board, President and Chief Executive Officer of the Company, regarding one transaction was not timely filed. Such required report has been subsequently filed.

Board, Committees and Attendance at Meetings of the Board and Committees
The Board of Directors of GSI held six meetings during fiscal 2010. The Board of Directors also meets in executive session outside the presence of Mr. Rubin, our only director who is also an employee of GSI, and other members of management at each of its regularly scheduled meetings. During fiscal 2010, no director attended fewer than 75% of the aggregate of (i) the total number of Board meetings held during the period for which he or she was a director and (ii) the total number of meetings held by committees of the Board of Directors on which he or she served during the period he served. A description of each of the committees of the Board of Directors of GSI is set forth below.
The Board has determined that the following directors, constituting a majority of the members of the Board of Directors, are independent as defined in the applicable listing standards of the Nasdaq Stock Market (“Nasdaq”): Messrs. Branman, Donahue, Fisher, Hunter, Kopelman, Rosenblatt, Smith, Ms. Weiss and Dr. Rayport. The independence standards of Nasdaq are composed of objective standards and subjective standards. Under the objective standards, a director will not be deemed independent if he directly or indirectly receives compensation (other than as a director) in excess of certain thresholds or if certain described relationships exist. Under the subjective independence standard, a director will not be deemed independent if he has a relationship with GSI that, in the view of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Under the Nasdaq rules, an independent director must satisfy both the objective and the subjective standards.
In evaluating the independence of Mr. Branman, the Board considered that he is a Managing Director of Hilco Consumer Capital, LLC, the Managing Partner of Hilco Consumer Capital, L.P. (“HCC”), and certain transactions between GSI and HCC had previously been entered into pursuant to which HCC and GSI acted jointly as agent for Linens Holding Co. (“Linens”) to liquidate, on the LNT.com Web store, certain inventory owned by Linens located at one of GSI fulfillment centers. The Company recognized net revenues of approximately $784,000 during fiscal 2009 and approximately $6,617,000 during fiscal 2008 on sales of merchandise pursuant to these transactions. No revenue was recognized in fiscal 2010. In evaluating the independence of Mr. Fisher, the Board considered that he was affiliated with SOFTBANK Capital Partners LP, SOFTBANK Capital LP and SOFTBANK Capital Advisors Fund LP, former principal stockholders of GSI. In evaluating the independence of Mr. Hunter, the Board considered that he was an employee of QVC, a subsidiary of Liberty Media Corporation, a former principal stockholder of GSI, and the transactions between GSI and QVC described under “Certain Relationships and Related Transactions”. In evaluating the independence of Messrs. Donahue and Smith the Board considered that these directors each serve on the Board of Directors of Air Products and Chemicals, Inc. In each case, the Board concluded that, in their view, such relationships would not interfere with the exercise of such person’s independent judgment in carrying out their responsibilities as a director.
The Board of Directors has four standing committees.
Audit Committee. The Board of Directors has a separately designated standing audit committee. The current members of the Audit Committee are Messrs. Smith (Chairman) and Donahue. Mark S. Menell served on the Audit Committee until his resignation from the Board on March 29, 2011. The Audit Committee held nine meetings during fiscal 2010. The Board of Directors has determined that each member of the Audit Committee is independent as defined in the applicable listing standards of Nasdaq and the SEC regulations and that all members of the Audit Committee qualify as audit committee financial experts as that term is defined in SEC regulations. As a result of Mr. Menell’s resignation, the Company is no longer in compliance with Nasdaq Listing Rule 5605(c)(2)(A), which requires that the Audit Committee be composed of at least three independent directors. The Company intends to fill the vacancy on the Audit Committee created by Mr. Menell’s resignation within the cure period provided for in Nasdaq Listing Rule 5605(c)(4)(B).
The Audit Committee’s responsibilities include:
•	appointing, determining funding for, overseeing and replacing the independent registered public accounting firm;
•	reviewing the independence of the independent registered public accountant;
•	resolving any disagreements between management and the independent registered public accounting firm;
•	reviewing GSI’s quarterly and annual financial statements and discussing the same with GSI’s management;
•	pre-approving all auditing services and permitted non-audit services, including the fees and terms thereof, to be performed for GSI by its independent registered public accounting firm;
•	establishing, reviewing and periodically updating GSI’s Code of Business Conduct Policy and GSI’s Finance Code of Professional Conduct;

•	establishing and overseeing procedures for the receipt, retention and treatment of complaints received by GSI regarding (a) accounting, internal accounting controls or auditing matters, and (b) the confidential, anonymous submission by GSI’s employees of concerns regarding questionable accounting or auditing matters; and
•	approving all related party transactions.
The responsibilities of the Audit Committee are further described in the Audit Committee Charter adopted by the Audit Committee and the Board of Directors, a copy of which is available on GSI’s Web site at www.gsicommerce.com.
Compensation Committee. The current members of the Compensation Committee are Ms. Weiss (Chairwoman), Mr. Hunter and Dr. Rayport. The Board of Directors has determined that each member of the Compensation Committee is independent as defined in the applicable listing standards of Nasdaq. The Compensation Committee held eight meetings during fiscal 2010.
The Compensation Committee’s responsibilities include:
•	reviewing and recommending for approval by the Board the compensation of GSI’s chief executive officer and reviewing and approving the compensation of GSI’s other executive officers;
•	overseeing and advising the Board on the adoption of policies that govern GSI’s compensation programs, including stock and benefit plans; and
•	reporting on executive compensation in GSI’s proxy statement in accordance with applicable rules and regulations.
The responsibilities of the Compensation Committee are further described in the Compensation Committee Charter, a copy of which is available on GSI’s Web site at www.gsicommerce.com.
As provided in its charter, the Compensation Committee may, in its discretion, form and delegate all or a portion of its authority, duties and responsibilities to one or more subcommittees of the Compensation Committee. To date, the Compensation Committee has not delegated its responsibilities. Mr. Rubin, GSI’s president and chief executive officer, makes recommendations to the Compensation Committee with respect to the compensation of executive officers, other than himself. The Compensation Committee has the authority to retain independent counsel or other advisors and has, in the past, retained compensation consultants and outside counsel to assist it. For more information concerning the Compensation Committee’s processes and procedures for the determination of executive officer compensation, see “Executive Compensation — Compensation Discussion and Analysis.”
Nominating and Corporate Governance Committee. The current members of the Nominating and Corporate Governance Committee are Dr. Rayport (Chairman), Mr. Fisher and Ms. Weiss. The Board of Directors has determined that each member of the Nominating and Corporate Governance Committee is independent as defined in the applicable listing standards of Nasdaq. The Nominating and Corporate Governance Committee held three meetings during fiscal 2010.
The Nominating and Corporate Governance Committee’s responsibilities include:
•	identifying qualified individuals to become Board members;
•	determining the composition of the Board and its committees;
•	monitoring a process to assess the Board’s effectiveness; and
•	developing and implementing the GSI’s corporate governance guidelines.
The responsibilities of the Nominating and Corporate Governance Committee are further described in the Nominating and Corporate Governance Committee Charter, a copy of which is available on GSI’s Web site at www.gsicommerce.com.
Financings and Acquisitions Committee. The current members of the Financings and Acquisitions Committee are Messrs. Branman (Chairman), Donahue and Smith. Mr. Donahue joined the Financings and Acquisitions Committee on October 21, 2010 and Mr. Menell served on the Financings and Acquisitions Committee until his resignation from the Board on March 29, 2011. The Financings and Acquisitions Committee held three meetings during fiscal 2010. The Financings and Acquisitions Committee’s responsibilities include reviewing potential mergers, acquisitions, divestitures, joint ventures, significant asset sales or purchases, significant investments and other significant business opportunities and making recommendations to the Board of Directors and reviewing structures and methods of financing and making recommendations to the Board of Directors.

Statement of Code of Business Conduct and Ethics
GSI adopted a Code of Business Conduct, that applies to all employees, and a Finance Code of Professional Conduct (code of ethics) that applies to GSI’s principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Copies of these documents are posted on GSI’s Web site located at www.gsicommerce.com. Amendments to the code of ethics are posted on GSI’s corporate Web site located at www.gsicommerce.com.

ITEM 11:	EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
This section describes the compensation programs for our President and Chief Executive Officer and our Chief Financial Officer in fiscal year 2010, each of our three most highly compensated executive officers employed at the end of fiscal 2010, and Stephen Gold, our former Executive Vice President, Chief Information Officer, and Global Chief Technology Officer who resigned during fiscal 2010.
For purposes of this Compensation Discussion and Analysis only, and except where the context otherwise requires, references to our “Named Officers” means all of the executive officers named in the Summary Compensation Table on page 18 of this Form 10-K/A except for Mr. Rubin, our President and Chief Executive Officer.
Executive Summary
Our fiscal 2010 performance was an important factor in the compensation decisions and outcomes for the year:
•	Payments under our leadership bonus plan were determined based on corporate and business level Non-GAAP Income from Operations (“NGIO”) and Free Cash Flow (“FCF”) for fiscal 2010, each as discussed in detail below;
•	The number of shares awarded under Mr. Rubin’s performance restricted stock unit award for fiscal 2010 was determined based on corporate NGIO and FCF for fiscal 2010; and
•	The value of equity awards, which comprise a significant portion of compensation for Mr. Rubin and our Named Officers is directly linked to the performance of our stock. The value of the compensation received by Mr. Rubin and our Named Officers for fiscal 2010 was reduced as the price of our common stock decreased from the date of award through the end of fiscal 2010.
We made several changes to our compensation program during fiscal 2010 and for fiscal 2011, including:
•	Adding the metric FCF to leadership bonus plan metrics for fiscal 2010, and adding business-unit metrics as part of the leadership bonus plan determination for business unit employees for fiscal 2010; and
•	Implementing a multi-year, long-term incentive plan for Mr. Saridakis.
Executive Compensation Components
Our overall compensation program with respect to our executive officers is designed to achieve the following objectives:
•	to provide our executive officers with compensation that reflects their overall experience, position and responsibilities with us and expected contributions;
•	to link the compensation of these officers to the achievement of our annual and long-term performance goals and to their individual performance;
•	to support and encourage our financial growth and development;
•	to attract experienced, talented executives from larger companies to a relatively smaller company with a relatively shorter operating history;
•	to motivate our executive officers to provide excellent performance throughout the year;
•	to retain the services of our executive officers so that they will continue to contribute to our long-term success;
•	to encourage the career growth, promotion and advancement of our executive officers and other employees; and

•	to align the interests of our executive officers with those of our stockholders by tying compensation to our short-term and long-term financial performance.

To achieve these objectives the compensation packages of Mr. Rubin and our Named Officers includes the following components: base salary, annual performance-based cash bonuses, non-performance-based cash bonuses, long-term equity incentive awards, long-term incentive plans, health and welfare plans, retirement plans, perquisites. These elements are discussed in the table below.

Compensation Element	Form of Compensation	Purpose	Performance Criteria

Base Salary	Cash	Provides a competitive level of fixed compensation to attract and retain skilled executives	None

Annual Performance-Based Cash Bonus	Cash, under our Leadership Team Incentive Plan, referred to herein as the leadership bonus plan	Rewards annual corporate and business-level achievement of financial performance goals. Aligns interests with stockholders by linking compensation to annual results.	Corporate Non-GAAP Income from Operations (“ NGIO”)and Free Cash Flow (“FCF”) (each as defined below). Business-level NGIO and FCF (defined below)

Non-Performance-Based Cash Bonus	Cash	May be awarded to newly hired executives to attract and recruit qualified executives.	None

Long-Term Equity Incentive Awards	Restricted Stock Units (RSUs) and Performance Restricted Stock Units (PRSUs)	Aligns executive interests with stockholders by linking realized compensation to long-term stock performance and stockholder returns.

		Provides opportunities for wealth creation, which promotes retention and motivation of executives	PRSU and RSU value realized depends upon stock price performance. In addition, PRSUs are earned based on Corporate NGIO and FCF.

Long-Term Incentive Plans	Individual Long-Term Incentive Plans	Rewards multi-year achievement of aggressive business and financial goals. Provides opportunity for wealth creation, which promotes retention and motivation of executives.	Business unit performance as measured by change in business unit value, revenues and/or NGIO
Determination of Compensation for Named Officers Other than Our Chief Executive Officer
Compensation Program Design and Objectives
With respect to the Named Officers, each of the components of compensation is determined as part of a total compensation amount. In constructing compensation packages, we believe it is important for our compensation to be competitive and attractive when compared to other companies with which we compete for talent in order to acquire the talent to lead our company. Because we have experienced a high level of growth, operate in a rapidly changing industry and have moved strategically to expand our business, we desire to attract and retain executives who will be able to lead our organization in a dynamic and changing market. We believe an attractive compensation program materially aids us in our search for and retention of talented executive personnel. As a result, we set base salaries generally at or above the 75th percentile of executives holding comparable positions within our peer group. Target annual performance based cash bonuses generally are set at the market median or 50th percentile so that total target cash compensation for our executive officers is between the market median and the 75th percentile of comparable executives within our peer group.

In addition, the total compensation amounts for each of our Named Officers reflects the differing skills and responsibilities of these executives. The responsibilities of our Named Officers during fiscal 2010 are described below.
Mr. Conn, Executive Vice President Finance and Chief Financial Officer: during fiscal 2010 was responsible for the financial planning, accounting, tax, treasury, corporate development, investor relations, legal, compliance, internal audit, risk management, corporate systems and shared services functions.
Mr. Saridakis, CEO, Global Marketing Services: during fiscal 2010 was responsible for the Company’s Global Marketing Services business, which offers a broad suite of services to help clients exploit digital marketing channels through the following businesses: ClearSaleing, e-Dialog, Fetchback, M3 Mobile, MBS Insight, PepperJam, Silverlign, and True Action.
Mr. Mintzer, Executive Vice President, Business Development: during fiscal 2010 was responsible for overseeing GSI sales organization and for overseeing long-term extensions with key clients.
Mr. Hardy, Executive Vice President, Business Management: during fiscal 2010 was responsible for GSI’s business management organization focused on strategic client relationships and management.
Role of Compensation Consultants. From time to time, the Compensation Committee has engaged the Hay Group to act as independent compensation consultant to the Compensation Committee to conduct compensation studies and make recommendations with respect to the executive compensation program for all executive officers. We believe that the Hay Group is independent because, prior to our engagement, Hay Group had not provided any services to us or any of our subsidiaries and since the beginning of their engagement Hay Group has only provided subscription data to management.
The Hay Group was engaged to conduct a proxy analysis of the compensation of our Named Officers and other executive officers with respect to base salary, total cash compensation and total direct compensation which was utilized to structure the compensation for our Named Officers and other executive officers for fiscal 2010. The Hay Group also provided recommendations to management and the Compensation Committee with respect to the executive compensation program for all executive officers including Mr. Rubin. As part of the 2010 compensation study, the Compensation Committee worked with Hay Group to review and update the peer group previously used by management and the Compensation Committee as a factor in determining the executive compensation program for all executive officers. The goal of the review was to create a peer group that reflects companies, primarily in the internet retail, internet software and services, traditional retail, consulting and other services, and IT distribution and development industries, with revenues similar to ours which we believe we compete with when recruiting and retaining executive talent.
Specifically, the Hay Group focused on companies with annual revenues between 15% and 200% of our annual revenue. Based on these variables, the Hay Group benchmarked our executive compensation against a group of the following 24 publicly-traded companies:

1-800-FLOWERS.COM	Overstock.com
Digital River	PC Mall
EarthLink	priceline.com
Equinix	RealNetworks
Euronet Worldwide	Salesforce.com
Heartland Payment Systems	Sapient
IAC/InterActive	SAVVIS
J. Crew Group	Ticketmaster
ModusLink Global Solutions	United Online
Monster Worldwide	ValueClick
Netflix	ValueVision Media
Orbitz Worldwide	Verisign
In addition to the peer group analysis, the Hay Group also compared our executive compensation to survey sources, including:
•	The Radford’s 2009 Executive Survey of Internet/e-Commerce and Software Products/Services industries with revenues between $1.0 and $1.5 billion; and
•	Hay Group Survey Data which included the 2009 Retail Industry Executive Remuneration Report and the 2009 General Market Executive Compensation Report.

Compensation Risks
Our Compensation Committee has discussed the concept of risk as it relates to our compensation program for all employees, and the Compensation Committee does not believe our compensation program is reasonably likely to have a material adverse effect on the Company. The Compensation Committee reviewed the components of our compensation program, risks inherent in the compensation program and factors to control or mitigate these risks. The Compensation Committee noted several design features of our compensation program that reduce the likelihood of excessive risk-taking and encourage appropriate risk taking in support of sustainable value creation, including:
•	The program is designed to provide an appropriately balanced mix of cash and equity;
•	The maximum payout levels for bonuses and performance restricted stock units are capped at by the Compensation Committee at 150 percent of target and long term incentive plan awards are capped appropriately;
•	The Compensation Committee has downward discretion over bonus plan and performance restricted stock unit payouts;
•	The program is designed to appropriately balance fixed (salary) and variable compensation (cash bonus, equity awards and long term incentive plan awards);
•	The program is designed to appropriately reward short-term and long-term corporate performance as (i) our cash bonus and performance restricted stock unit awards are determined based on annual performance metrics, (ii) our equity awards generally vest over four years, and (ii) determination periods under our long-term incentive plan award either span multiple years or occur multiple years in the future;
•	Compensation decisions include subjective considerations, which restrain the influence of objective factors on excessive risk taking.
Other services provided by the Hay Group to the Compensation Committee in 2010 included a review and analysis of equity share usage, as well as consulting services associated with the long-term compensation program for Mr. Saridakis.
Role of Management. Mr. Rubin makes recommendations to the Compensation Committee as to the total compensation package and each of the components of compensation for each of the company’s executive officers, including the Named Officers. Mr. Rubin consults with James Flanagan, Executive Vice President, Human Resources and Mr. Conn in making these recommendations to the Compensation Committee.
Base Salary. For fiscal 2010, the base salaries of each of our Named Officers who were employees during fiscal 2009 remained unchanged. Mr. Saridakis’s base salary was set at $500,000 per year pursuant to the terms of his employment agreement with the Company. Mr. Saridakis’s base salary and total compensation package were approved by the Compensation Committee, and determined based upon negotiations between Mr. Rubin and Mr. Saridakis and derived in part from the consideration of market data reviewed by the Company as part of its search for a CEO of the Global Marketing Services division, from Mr. Saridakis’s skills relative to other candidates for the position, and from Mr. Saridakis’s compensation package with his then-current employer.
Performance-Based Cash Bonuses. Under the leadership bonus plan for fiscal 2010, the Compensation Committee set corporate performance targets, which were applicable to all eligible employees, and business-level performance targets, applicable to eligible employees in each of the Company’s business units, in March 2010. The Compensation Committee also established the target payment, as a percentage of base salary, for each employee who is eligible under the leadership bonus plan. In addition to the leadership bonus plan, for fiscal 2010, Messrs. Mintzer and Gold had additional bonus plans, which were not based on corporate or business level performance targets. These plans are described in footnotes (3) and (5) to the table below.
Under the leadership bonus plan, the Compensation Committee has the flexibility to increase, decrease or eliminate the amounts payable under the leadership bonus plan, based on individual performance during the year and other subjective factors the Compensation Committee deems appropriate. The specific subjective factors of an individual’s performance considered by the Compensation Committee when determining the actual bonus payments for each fiscal year are not identified in advance. In general, the Compensation Committee will increase the payment based on its assessment, with input from senior management, that the executive has exhibited superior performance in the execution of his or her duties and/or the department for which the executive is responsible has achieved excellent results during the fiscal year. Conversely, the Compensation Committee will decrease the payment based on its assessment, with input from senior management, that the executive has exhibited performance below the Compensation Committee’s expectations in the execution of his or her duties and/or the department for which the executive is responsible has achieved poor results during the fiscal year, even if performance targets have not been met. Having discretion with respect to individual performance permits individual performance to have a more direct impact on the ultimate payment received by each eligible employee. In addition, the Compensation Committee’s flexibility allows the Compensation Committee to adjust actual bonus payments up or down to address successes, opportunities or challenges faced during the year which cannot be anticipated in advance of the performance period.

Information about the fiscal 2010 performance targets, individual award targets, the performance goals against which the payment of these awards is measured, and actual results are indicated below.

		FY2010
		Target
		Award(s) as		FY2010		FY2010
	Base	a % of base		Target	Applicable Performance	Actual	% of
Name	Salary	salary		Award(s)	Metric(s) (1)	Award(s)	Target
Michael R. Conn	$390,000	68.75	%(2)	$268,125	Corporate Plan	$128,700	48.0%
Christopher Saridakis	$333,333	100%		$333,333	Global Marketing Services Plan	$282,333	84.7%

Damon Mintzer(3)	$444,158	34.38%		$152,679	N.A. e-Commerce Plan	$84,584	55.4%
		34.38%		$152,679	FY2010 Individual	$73,286	48.0%
					Performance(3)
		78.80%		$350,000	Sales Commission Plan	$0	0.0%
J. Scott Hardy	$415,000	68.75	%(2)	$285,313	N.A. e-Commerce Plan	$178,063	62.4	%(4)

Stephen J. Gold(5)	$404,000	50%		$202,000	N.A. e-Commerce Plan	$0	0.0%
		50%		$202,000	FY2010 Individual	$0	0.0%
					Performance(7)

(1)	The performance metrics for the Corporate, Global Marketing Services and North American e-Commerce Plans under the 2010 leadership bonus plan were:

Corporate: 50% Corporate NGIO; 50% Corporate FCF

Global Marketing Services: 25% Corporate NGIO; 25% Corporate FCF; 50% Global Marketing Services NGIO

N.A. e-Commerce: 25% Corporate NGIO; 25% Corporate FCF; 25% N.A. e-Commerce NGIO; 25% N.A. e-Commerce FCF

(2)	The target awards for Messrs. Conn and Hardy were increased effective on April 1, 2010 from 50% to 75%, resulting in an effective annualized target of 68.75%.

(3)	The target award for Mr. Mintzer was increased from 50% to 75%, effective on April 1, 2010, resulting in an effective annualized target of 68.75%. This was split into two parts, each with a target of 34.38%, under the N.A. e-Commerce Plan, and to be determined by the Compensation Committee based on Mr. Mintzer’s overall performance during fiscal 2010. As discussed below, payments to eligible employees under the N.A. e-Commerce Plan were 55.4% of target. For the second portion, the Compensation Committee determined that Mr. Mintzer would receive the same 48.0% payment as eligible employees of the Corporate Plan. The Compensation Committee considered, with input from members of senior management, in a subjective manner, how well Mr. Mintzer performed his duties as described above during the year. In addition, for fiscal 2010 Mr. Mintzer participated in a sales commission plan with a maximum payout of $350,000 based on achievement of e-commerce sales targets determined in March 2010. Based on fiscal 2010 sales performance, Mr. Mintzer did not receive any payment under this sales commission plan.

(4)	As discussed below, payments to eligible employees under the N.A. e-Commerce Plan were 55.4% of target. The Compensation Committee increased Mr. Hardy’s award by $20,000 to $178,063. The Compensation Committee considered, with input from members of senior management, in a subjective manner, how well Mr. Hardy performed his duties as described above during the year. The determination to increase Mr. Hardy’s bonus was based on the Compensation Committee’s judgment with input from members of senior management.

(5)	Because Mr. Gold was not employed by the Company at the end of fiscal 2010, he was not entitled to any leadership bonus plan payments. In addition to his 50% target award under the N.A. e-Commerce Plan, pursuant to the amendment to his offer letter dated July 31, 2009 Mr. Gold was eligible for an annual incentive arrangement, in addition to the Company’s leadership bonus plan, which provided Mr. Gold with the opportunity to earn an additional annual bonus of up to 50% of his annual base salary based on individual and departmental performance goals to be established by the Compensation Committee.

The Compensation Committee selected the following performance targets for the fiscal 2010 leadership bonus plan:
•	Non-GAAP Income from Operations, defined as: income from operations excluding stock-based compensation, depreciation and amortization expenses, and the following expenses relating to acquisitions: transaction expenses, due diligence expenses, integration expenses, non-cash inventory valuation adjustments, and the cash portion of any deferred acquisition payments recorded as compensation expense, after taking into affect any payment of incentives under the leadership bonus plan for fiscal 2010, and excluding any one time significant gains or losses on assets or equity sales or any other extraordinary, non-operating revenue or expense. NGIO has been chosen as a performance metric under the leadership bonus plan because it is a significant financial metric used by management and our investors to evaluate our operating performance.
•	Free Cash Flow, defined as: NGIO minus capital expenditures paid by the Company. FCF was added as a metric for the 2010 leadership bonus plan because it is a significant financial metric used by management and our investors to evaluate operating cash flows generated by the Company.
For fiscal 2010, the corporate and business-level targets for NGIO and FCF were based upon management-developed operating and financial forecasts. The target for a 100% payout was derived from the high end of the fiscal 2010 guidance range we publicly announced in February 2010. The Compensation Committee used the high end of guidance as the basis for the performance target in order to set an aggressive target that rewards our management team for achieving strong financial performance. This methodology has been used to determine corporate-level performance targets since 2006, and payments under the leadership bonus plan were 100% for fiscal 2006, 0% for fiscal 2007, 59% for fiscal 2008, and 111% for fiscal 2009.
The fiscal 2010 NGIO and FCF thresholds and corresponding payouts for the Corporate Plan and the NGIO thresholds and corresponding payouts for the Global Marketing Services Plan are set forth in the following table. Awards for results between the levels indicated in the table below would have been determined by linear interpolation.

Global Marketing
% of Target Award	Corporate NGIO	Corporate FCF	Services NGIO
20.0%	$114.7 million	$63.7 million	$32.1 million
100.0%	$135.0 million	$74.9 million	$37.7 million
150.0%	$175.5 million	$97.4 million	$53.3 million
Fiscal 2010 Corporate NGIO, as defined in the 2010 leadership bonus plan, was $128.0 million and Corporate FCF as defined in the leadership bonus plan was $64.4 million resulting in payments to employees eligible to participate in the Corporate Plan, including Mr. Conn, of approximately 48% of the target award. Fiscal 2010 Global Marketing Services NGIO was $42.8 million, which when combined with the corporate performance element of the Global Marketing Services Plan resulted in payment to employees eligible to participate in the Global Marketing Services Plan, including Mr. Saridakis, of 84.7% of the target award.
Employees whose 2010 leadership team bonus payments were determined based on the N.A. e-Commerce Plan, including Messrs. Mintzer and Hardy, received payments of 55.4% of the target award based on the Company’s fiscal 2010 performance against the Corporate NGIO and FCF, and N.A e-Commerce NGIO and FCF targets.
Equity-Based Compensation. Equity-based compensation issued to our Named Officers in 2010 took the form of RSUs, entitling the holder to receive shares of our common stock upon the vesting date, and PRSUs which are generally not earned unless we achieve performance goals set by the Compensation Committee. Historically, through fiscal 2005, we used a combination of stock options, restricted stock and RSUs, with greater emphasis placed on stock options. From fiscal 2006 through fiscal 2009, we awarded only RSUs to our Named Officers. PRSUs were added to the 2010 compensation package for our executive officers to add an additional performance element to the overall compensation mix. As the result of the volatility of our common stock, we determined that issuing stock options would result in a larger compensation expense than issuing RSUs because the accounting value of our options exceeds their perceived value to our employees. Additionally, the use of stock options would result in a larger pool of equity being granted and have a less favorable impact on share utilization than RSUs. We also chose to issue RSUs rather than restricted stock because RSUs do not require the issuance of common stock unless and until they are vested and received by the employee and do not result in a tax event for the employee until shares are received.
Generally, we make three types of equity awards to our Named Officers:
•	initial equity awards upon hiring;

•	annual equity awards; and

•	discretionary equity awards.

An initial grant of equity award when an executive officer is hired serves to help us recruit new executives, especially executives we seek to hire from larger, more financially stable companies with longer and historically more profitable and predictable operating histories. Because these initial awards are structured as an incentive for employment, the value of these grants may vary from executive to executive depending on the particular circumstances of the executive. When determining the value of awards for initial grants, the Compensation Committee considers the executive’s anticipated future contributions to the Company, the overall nature, level and complexity of each executive’s responsibilities, the long-term potential of such executive, the skills, experience and knowledge of such executive, the total compensation package to be paid to such executive, such executive’s compensation package from a previous employer, including compensation forfeited upon departure from a previous employer, and competitive market data.
Annual, time-vested grants of RSUs and PRSUs are designed to compensate our executives, including our Named Officers, for their contributions to our long-term performance. As part of the process of setting the Company’s overall compensation philosophy, the Compensation Committee approves compensation packages using competitive market data, internal pay equity, and the appropriate ratios of equity compensation to cash compensation and performance-based compensation to non-performance based compensation, including ranges of RSU and PRSU awards for senior management, including the Named Officers. When determining the number of RSUs to award for annual grants to our Named Officers within the established range, the Compensation Committee considers the total compensation package paid to such executive, past contributions by such executive to the Company, anticipated future contributions to the Company, the overall nature, level and complexity of each executive’s responsibilities, the long-term potential of such executive, the skills, experience and knowledge of such executive.
In addition to annual grants, the Compensation Committee may also determine, on a case-by-case basis, that discretionary equity grants to Named Officers are warranted due to individual or our overall performance, special or unusual circumstances or for motivation or retention reasons.
On March 31, 2010: Messrs. Conn, Gold, Mintzer and Hardy each received an annual RSU award of 14,430 shares, with a grant date fair market value of $400,000; Messrs. Conn, Mintzer and Hardy each received an annual PRSU award of 5,411 shares at the target level, with a target grant date fair market value of $150,000. In determining the number of shares for these awards to each of our Named Officers within the established range for RSU and PRSU awards for members of the senior management team, the Compensation Committee considered, with input from members of senior management, in a subjective manner, past contributions by such executive to the Company, anticipated future contributions to the Company, the overall nature, level and complexity of such executive’s responsibilities, the long-term potential of such executive, and the skills, experience and knowledge of such executive. In addition, the Compensation Committee also considered the total compensation package paid to such executive and competitive market survey data. When determining the number of RSUs to award, the Compensation Committee did not find it practicable to, and did not, quantify or assign relative weight to the factors considered. The number of RSUs awarded was not subject to a formula. Rather, the size of the award was based on the Compensation Committee’s judgment with input from members of senior management.
Pursuant to his employment agreement, on May 4, 2010, Mr. Saridakis received an RSU award of 89,126 shares, with a grant date fair market value of $2,389,468.
On March 31, 2010 Mr. Conn received a discretionary RSU award of 36,075 shares, with a grant date fair market value of $1,000,000. This award was made by the Compensation Committee upon the recommendation of Mr. Rubin in recognition of Mr. Conn’s contributions to the company in the performance of his duties as described above, and his expected continued contributions to the company during the four-year vesting period.
In general, RSUs granted to Named Officers as either initial or annual grants vest in equal annual installments over a four-year period. The Compensation Committee selected a four-year vesting schedule for initial and annual grants to reflect our objectives of rewarding each Named Officer’s contributions to our long-term performance and aligning their interests with those of our stockholders, as well as to help retain the executive over time. The PRSUs awarded in fiscal 2010 have a two year performance period and will be earned based on the Company’s achievement against a cumulative Corporate FCF target covering fiscal years 2010 and 2011, which was established by the Compensation Committee in March 2010. If earned, these PRSUs will not vest until January 2, 2013.
Non-Performance-Based Cash Bonuses. In fiscal 2010, none of the Named Officers received a non-performance-based cash bonus.
Long-Term Incentive Plans. Mr. Saridakis is eligible to earn long-term incentive compensation under the Global Marketing Services Value Appreciation Plan. The Global Marketing Services Value Appreciation Plan has not been finalized, but will be issued under and will be governed by the terms and provisions of the 2010 Equity Plan. Once finalized, the Global Marketing Services Value Appreciation Plan will provide that Mr. Saridakis will receive a performance award under the 2010 Equity Plan, the value of which will be determined based on the change in value of GSI’s Marketing Services Business at the end of a 5 year performance period. Award vesting will be contingent upon the Marketing Services Business’ achievement of annual bonus plan targets and upon Mr. Saridakis’ continued employment during the performance period. The maximum value of the award is $30 million. The potential payout and triggers for determining the payment due under this plan were determined in negotiations with Mr. Saridakis. Mr. Saridakis is the only Named Officer with a long-term incentive plan.

Severance Payments. Mr. Gold, resigned from the Company effective May 21, 2010, and pursuant to his Separation Agreement, dated May 28, 2010, Mr. Gold received severance payments of $770,707.69. Mr. Gold’s separation package was the subject of negotiations between Mr. Gold and Mr. Rubin and was awarded in recognition of his service to the Company since February 2005 and in exchange for a general release of claims with respect to the Company.
Change in Control Agreements. In August 2006, the Compensation Committee approved a form of change in control agreement for certain members of senior management, including our current Named Officers, and certain other employees. We believe that change in control protections are important to protect our Named Officers from a termination or significant change in responsibilities arising after a change in control of GSI. Equity awards are a significant component of the compensation packages of our Named Officers and these protections provide that the Named Officers will not lose the value of these awards due to certain change of control events not related to the performance of any individual executive. Among other things, these agreements provide for a “double trigger” mechanism, requiring both a change in control and an ensuing negative employment action before severance is payable. The double trigger mechanism was chosen so that the vesting of equity awards would not accelerate in connection with a change in control where an executive had not suffered any adverse employment consequences. Generally, these change in control provisions provide that all previously unvested equity awards held by the executive will vest in full, and the post-termination exercise period for stock options will be extended until the option’s expiration date.
Messrs. Conn, Gold and Hardy have entered into the standard form of change of control agreement. Mr. Mintzer does not have a change of control agreement. Mr. Saridakis’s employment agreement with the company includes a double-trigger change of control mechanism and is described below at “Termination or Change in Control Provisions in Employment Agreements.”
Determination of Compensation for GSI’s Chief Executive Officer
On August 23, 2006, we entered into a new employment arrangement with Mr. Rubin. In determining the terms of this employment arrangement, the Compensation Committee considered compensation paid to chief executive officers of internet based companies and retailers with similar focuses and revenue sizes of GSI in 2006, compensation paid to then executive officers of GSI and Mr. Rubin’s leadership, industry knowledge and business development skills as well as the importance of his vision and drive to our future success. Mr. Rubin’s employment agreement automatically renewed pursuant to its terms for fiscal 2010.
The components of Mr. Rubin’s compensation package approved by our Compensation Committee, effective July 1, 2006, are as follows:
•	annual base salary of $474,000 in cash;
•	annual RSU award with a fair market value on the date of grant of $675,000;
•	annual PRSU award with a target fair market value of $1.4 million each year;
•	opportunity to participate in all benefit plans and programs offered to our senior executives, except for equity incentive, stock option or bonus plans or programs other than as provided for in the employment agreement; and
•	reimbursement by us for all actual, ordinary, necessary and reasonable expenses Mr. Rubin incurs during the performance of his duties.
Mr. Rubin is not eligible to participate in our leadership bonus plan. For more information regarding the terms of Mr. Rubin’s employment agreement, see “— Employment Agreements and Arrangements — Michael G. Rubin.”
Overall Compensation Program. Mr. Rubin’s total compensation package was established by the Compensation Committee in negotiations with Mr. Rubin. The Compensation Committee determined that the total amount of compensation to be received, including annual salary, annual grant of RSUs and annual grant of PRSUs, should be approximately $2.6 and $3.3 million at the target and maximum levels, respectively.

The Compensation Committee structured the bulk of Mr. Rubin’s equity compensation in the form of PRSU grants, which are not earned unless we have achieved performance goals set by the Compensation Committee. Prior to fiscal 2010, Mr. Rubin was our only executive officer to receive PRSUs and in fiscal 2010 Mr. Rubin’s PRSU award comprises a much larger portion of his total compensation package than our other Named Officers. This significant PRSU component underscores the Compensation Committee’s belief that Mr. Rubin’s involvement with GSI is unique and critical to our future success. This structure also aligns a significant part of Mr. Rubin’s compensation with our stockholders by ensuring that a significant portion of Mr. Rubin’s compensation is tied to our long-term financial performance and stock price.
Base Salary. Base salary represents the amount paid to Mr. Rubin during the year as direct compensation for his services. The base salary for Mr. Rubin during the term of the employment agreement was set at $474,000. The Compensation Committee maintained Mr. Rubin’s base salary at $474,000 for fiscal 2010.
Annual RSU Grant. The annual RSU grant with a fair market value of $675,000 was computed by multiplying Mr. Rubin’s base salary by a factor of approximately 1.4. This relationship between base salary and the RSU grant was set by taking into consideration the relationship between these compensation components for other members of our senior management team. The Compensation Committee chose to make an annual grant rather than a multi-year grant because of our lack of predictable long-term financial results and our desire to maintain maximum flexibility to determine the amount and vesting of grants each year as our operations and compensation needs change. Mr. Rubin’s annual RSU grant vests in equal annual installments over a four-year period. The annual RSU grant for Mr. Rubin serves the same purpose as the annual time-vested RSU grants issued to our Named Officers; that is, to reward Mr. Rubin for his individual contribution to our long-term performance. Also, the time-based vesting feature of this grant rewards Mr. Rubin for continuing to lead us in the long-term and provides balance to the substantial amount of performance-based awards in Mr. Rubin’s total compensation, as described below.
This component of Mr. Rubin’s compensation was paid in RSUs rather than cash for several reasons. The ownership of equity aligns Mr. Rubin’s interests more closely with those of our stockholders, as the value of the compensation will change depending upon the market price of our stock. Furthermore, the issuance of our common stock under this RSU grant is conditioned upon Mr. Rubin’s continued employment with us, which provides Mr. Rubin additional incentive to remain with us.
Performance-Based RSU Grant. Under Mr. Rubin’s employment agreement, his total compensation has been heavily weighted towards performance-based incentive compensation. Consistent with our compensation philosophies described above, this element of compensation is based on both annual and longer-term company performance.
The Compensation Committee preferred this type of performance-vested equity award to other alternatives, such as a cash bonus, stock options, additional time-vested RSUs and a value-sharing plan. We also considered it significant that Mr. Rubin specifically requested to receive his performance-based compensation in PRSUs rather than cash. We believe that the PRSU award closely aligns chief executive officer compensation to our long-term stock and financial performance and stockholder return. The number of shares earned is determined by the Compensation Committee based upon our annual performance against the performance target set at the beginning of the year and the ultimate value to Mr. Rubin will be determined by the performance of our stock over the vesting period. Also, Mr. Rubin’s performance-based compensation represents approximately 55% of his total compensation at the target level and approximately 65% at the maximum level, which is also appropriate given the Compensation Committee’s desire to provide Mr. Rubin with a competitive total compensation package. Mr. Rubin’s annual PRSU grant vests in equal annual installments over a two-year period. In addition to tying Mr. Rubin’s compensation to our financial performance, the annual PRSU grant encourages Mr. Rubin to continue to lead us in the long-term. Given our historical rapid rate of business expansion, we have found it difficult to predict or forecast accurately our operating results for periods greater than a year and the Compensation Committee determined that annual rather than multi-year targets were appropriate.
The Compensation Committee chose the same performance target and payment schedule for Mr. Rubin’s 2010 PRSU award as it chose for the Corporate Plan under the 2010 leadership bonus plan described above. In February 2011, the Compensation Committee determined that based on our performance during fiscal 2010, Mr. Rubin had earned 48% of the target shares.
The following table illustrates the number of shares Mr. Rubin will receive, subject to the two year vesting provisions, under his 2010 PRSU Award:

Target Number of	Percent of Target	Number of Shares
Shares	Shares Earned	Earned
50,505	48.0%	24,242

Change in Control and Severance Provisions. Mr. Rubin’s employment agreement contains termination provisions that provide him with a severance arrangement of approximately $2.5 million payable over 24 months plus continuation of his medical benefits for up to 24 months if his employment is terminated without cause or if he terminates his employment for good reason, as defined in Mr. Rubin’s employment agreement, including within a specified period of time after a change in control. However, Mr. Rubin would forfeit any unvested PRSUs and RSUs, other than with respect to a termination in connection with a change in control. See “ — Potential Payments Upon Termination of Employment or Change in Control.”
The Compensation Committee provided Mr. Rubin with these severance provisions to protect him in the event of an actual termination of his employment agreement for no reason or a constructive termination of the agreement. We selected a severance payment amount that was approximately equal to the total current value of his base salary, annual RSUs and performance-based RSUs for one year.
Mr. Rubin agreed that as a condition prior to receiving any severance payments, he will provide us with a general release and to abide by customary confidentiality and non-disparagement provisions. He also agreed not to compete with us while we are paying him severance, which also prohibits him from soliciting employees, consultants, agents, representatives, partners, customers, clients or prospects of us or any of our subsidiaries.
Other Compensation Components
401(k) Plan Matching Contributions. For 2010, we matched, in cash, contributions to our 401(k) plan that each employee, including each Named Officer and Mr. Rubin, made during the year in an amount of $.25 on each dollar contributed. For each eligible employee, this match is limited to contributions equaling six percent of such employee’s salary and is subject to further limitations imposed through Internal Revenue Service discrimination testing. We provide these matching grants to all of our employees, including Named Officers and Mr. Rubin, who participate in the 401(k) plan, to encourage them to systematically save for retirement.
Deferred Compensation Plan. We maintain a non-qualified deferred compensation plan that allows eligible employees, including Named Officers and Mr. Rubin, to defer compensation that the employee cannot defer under the applicable tax-qualified plans because of limits under the Internal Revenue Code on the amount of compensation that can be deferred. There is currently no company match under our deferred compensation plan. Mr. Rubin and some of our executive officers have elected to participate in this plan in the past, although neither Mr. Rubin nor any of Named Officers contributed to this plan in fiscal 2010. For more information, see “-Nonqualified Deferred Compensation.”
Perquisites, Personal Benefits and Other Compensation. During 2010, each of our Named Officers and Mr. Rubin received limited perquisites and other personal benefits that we paid on their behalf or for which we provided reimbursement. We believe that the nature of the perquisites, as well as total cost of perquisites provided in 2010, is reasonable. The perquisites and other personal benefits provided to our Named Officers are disclosed below in the “Summary Compensation Table.” Each of our Named Officers participates in other employee benefit plans generally available to all employees (e.g., major medical and health insurance, 401(k) Plan) on the same terms as all other employees.
Policy on Deductibility of Compensation
Our policy is to maximize the tax deductibility of compensation paid to our most highly compensated executives under Section 162(m) of the Internal Revenue Code and related regulations. Our stockholders have approved our 2010 Equity Plan, our Leadership Incentive Plan, and the performance criteria formula that are designed and administered to qualify compensation awarded under these plans as “performance-based.” Mr. Rubin’s PRSU award has been structured to qualify as performance-based compensation exempt from the limitations on deductibility imposed by Section 162(m). We may, however, authorize payments to our Named Officers that may not be fully deductible if we believe such payments are in our stockholders’ interests. For fiscal 2010, approximately $347,929, $69,307 and $1,657,631paid to Messrs Mintzer, Hardy and Rubin, respectively, were not deductible. These non-deductible amounts resulted from the vesting of non-performance RSU awards made in prior years which vested during fiscal 2010.
Compensation Related to the Proposed Merger
On March 27, 2011, the Board approved the entry into Transaction Incentive Agreements (the “Incentive Agreements”) with Messrs. Conn, Mintzer, Hardy and Saridakis. Mr. Rubin is not a party to an Incentive Agreement. The Incentive Agreements provide additional incentive compensation to the Named Officers, whose continuing services, leadership and support are valuable to the Company in connection with a “Sale of the Company” (as defined in the Incentive Agreements).

Under the Incentive Agreements, Messrs. Saridakis and Mintzer will each receive an amount equal to $5,000,000, and Mr. Hardy will receive an amount equal to $2,000,000, upon the third anniversary of a Sale of the Company. Mr. Conn will receive an amount equal to $5,000,000, which will be paid in installments of $3,000,000 and $2,000,000 upon the consummation of a Sale of the Company and upon the six-month anniversary of a Sale of the Company, respectively. Except for limited exceptions, each of the Named Officers must be employed with the Company through the applicable payment date(s) in order to receive his incentive payment(s). The proposed merger with eBay, if consummated, will be deemed a Sale of the Company for purposes of the Incentive Agreements. In addition, consummation of the proposed merger will constitute a change of control of the Company under various employment arrangements between the Company and each of Mr. Rubin and the Named Officers, the effects of which are more fully discussed below.
Compensation Committee Report
The information contained in this Compensation Committee Report is not “soliciting material” and has not been “filed” with the Securities and Exchange Commission. This Compensation Committee Report will not be incorporated by reference into any of our future filings under the Securities Act of 1933 or the Exchange Act, except to the extent that we may specifically incorporate it by reference into a future filing.
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section appearing above with GSI’s management. Based on this review and these discussions, the Compensation Committee recommended to GSI’s Board of Directors that the Compensation Discussion and Analysis be included in GSI’s Annual Report on Form 10-K for fiscal 2010.
Andrea M. Weiss (Chairwoman)
John A. Hunter
Jeffrey F. Rayport
Compensation Committee Interlocks and Insider Participation
During fiscal 2010, Mr. Hunter and Dr. Rayport and Ms. Weiss served on the Compensation Committee. None of these individuals is or has been an officer or employee of GSI.
No person who served as a member of the Compensation Committee during fiscal 2010 was a current or former officer or employee of GSI or, except as described below, engaged in certain transactions with GSI required to be disclosed by regulations of the SEC. There were no compensation committee “interlocks” during fiscal 2010, which generally means that none of GSI’s executive officers served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or member of GSI’s Compensation Committee.

Summary Compensation Table
The following table summarizes compensation earned during fiscal 2010, fiscal 2009 and fiscal 2008 by GSI’s chief executive officer, chief financial officer, and each of GSI’s three other most highly compensated executive officers. GSI refers to these individuals throughout this Amendment, other than in the Compensation Discussion and Analysis, as the “Named Officers.”

							Non-Equity
							Incentive Plan	All Other
					Stock	Option	Compensation	Compensation
		Salary	Bonus		Awards(1)	Awards(2)	(3)	(4)	Total
Name and Principal Position	Year	($)	($)		($)	($)	($)	($)	($)
Michael G. Rubin	2010	474,000	—		2,074,981	—	—	2,687	2,551,668
Chairman, President and Chief Executive Officer	2009	474,000	—		1,876,548	—	—	4,055	2,354,603
(principal executive officer)	2008	474,000	—		2,777,285	—	—	7,130	3,258,415

Michael R. Conn	2010	390,000	—		1,549,992	—	128,700	10,328	2,079,020
Executive Vice President, Finance and	2009	390,000	—		301,815	—	216,420	10,585	918,820
Chief Financial Officer (principal financial officer)	2008	390,000	—		490,611	—	125,702	13,130	1,019,443

Christopher Saridakis (5)	2010	333,333	—		2,389,468	—	282,333	2,200	3,007,334
Chief Executive Officer, Global Marketing Services

Damon Mintzer	2010	444,158	73,286	(6)	549,993	—	84,584	4,328	1,156,349
Executive Vice President, Strategic	2009	444,158	—		275,340	—	296,474	4,585	1,020,557
Business Development	2008	444,158	—		524,373	—	131,027	7,130	1,106,688

J. Scott Hardy	2010	415,000	—		549,993	—	178,063	3,315	1,146,371
Executive Vice President,	2009	415,000	—		301,815	—	230,294	3,914	951,023
Business Management	2008	415,000	—		350,000	—	122,425	69,787	957,212

Stephen J. Gold	2010	163,154	—		400,000	—	—	802,556	1,365,710
Former Executive Vice President, Chief Information	2009	404,000	—		275,340	—	324,189	52,585	1,056,114
Officer and Corporate Chief Technology Officer(7)	2008	404,000	—		845,864	—	119,180	37,130	1,406,174

(1)	The amounts included in the “Stock Awards” column represent the aggregate grant date fair value for stock awards granted during fiscal 2010, 2009 and 2008 computed in accordance with Codification Topic 718. For a discussion of valuation assumptions, see Note 2 to GSI’s consolidated financial statements in GSI’s annual report on Form 10-K for fiscal 2010. See the “Grants of Plan Based Awards Table” for more information regarding the stock awards GSI granted in fiscal 2010.

(2)	GSI did not grant any stock option awards in fiscal 2010, 2009 and 2008.

(3)	For fiscal 2010, 2009 and 2008, represents amounts earned under the 2010 Leadership Bonus Plan, 2009 Leadership Bonus Plan and 2008 Leadership Bonus Plan, respectively.

(4)	All other compensation for fiscal 2010 consisted of the amounts shown in the table below:

			Company
		Company	paid life
	Other	contributions	insurance	Total All Other
	Benefits	to 401(k) plan	premiums	Compensation
Executive Officer	($)	($)	($)	($)
Michael G. Rubin	—	2,484	203	2,687
Michael R. Conn	6,000	4,125	203	10,328
Christopher Saridakis	—	2,115	85	2,200
Damon Mintzer	—	4,125	203	4,328
J. Scott Hardy	—	3,112	203	3,315
Stephen J. Gold	799,594	2,877	85	802,556

Other benefits consisted of the following: (i) for Mr. Conn, a car allowance; and (ii) for Mr. Gold, reimbursement for housing expenses of $28,885 and severance payments of $770,709.

Additionally, GSI purchases season tickets to sporting events for business use. If the tickets are not used for business purposes, they are made available to GSI’s directors, officers and other employees for personal use. There is no incremental cost to GSI for the personal use of such tickets.

(5)	Mr. Saridakis joined GSI in April 2010.

(6)	Represents a bonus paid to Mr. Mintzer under an unwritten supplemental bonus plan awarded at the discretion of the Compensation Committee, whereby Mr. Mintzer was eligible to earn up to 34.38% of his fiscal 2010 base salary for his performance during fiscal 2010.

(7)	Mr. Gold resigned from GSI effective May 21, 2010.

Grants of Plan-Based Awards
The following table summarizes non-equity and equity awards granted by GSI in fiscal 2010 to its Named Officers. For a discussion concerning the awards granted in fiscal 2010, see the preceding “- Compensation Discussion and Analysis” and “-Employment Agreements and Arrangements” which follows. The performance restricted stock units and restricted stock units shown in the table below are not entitled to the payment of dividends declared on GSI’s common stock.

										All Other
										Stock
										Awards:		Grant Date
			Estimated Possible Payouts				Estimated Possible Payouts			Number of		Fair Value of
			Under Non-Equity Incentive				Under Equity Incentive			Shares of		Stock and
	Award		Plan Awards(2)				Plan Awards(3)			Stock or		Option
	Type	Grant	Threshold	Target	Maximum		Threshold	Target	Maximum	Units(4)		Awards(5)
Name	(1)	Date	($)	($)	($)		(#)	(#)	(#)	(#)		($)
Michael G. Rubin	RSU	3/31/10	—	—	—		—	—	—	24,350	(6)	674,982
Chairman, President and Chief Executive Officer	PRSU	3/31/10	—	—	—		5,050	50,505	75,757	—		1,399,999	(7)
(principal executive officer)

Michael R. Conn	RSU	3/31/10	—	—	—		—	—	—	14,430	(6)	400,000
Executive Vice President, Finance and Chief	LBP	3/31/10	26,813	268,125	402,188		—	—	—	—		—
Financial Officer (principal	PRSU	3/31/10	—	—	—		1,082	5,411	8,116	—		149,993	(8)
financial officer)	RSU	3/31/10	—	—	—		—	—	—	36,075	(6)	999,999

Christopher Saridakis	RSU	5/3/10	—	—	—		—	—	—	89,126	(9)	2,389,468
Chief Executive Officer,	LBP	5/3/10	33,333	333,333	500,000		—	—	—	—		—
Global Marketing Services	LTI	5/3/10	0	0	30,000,000	(10)	—	—	—	—		—

Damon Mintzer	RSU	3/31/10	—	—	—		—	—	—	14,430	(6)	400,000
Executive Vice President,	LBP	3/31/10	15,268	152,679	579,019		—	—	—	—		—
Strategic Business Development	PRSU	3/31/10	—	—	—		1,082	5,411	8,116	—		149,993	(8)

J. Scott Hardy	RSU	3/31/10	—	—	—		—	—	—	14,430	(6)	400,000
Executive Vice President	LBP	3/31/10	28,531	285,313	427,969		—	—	—	—		—
and Business Management	PRSU	3/31/10	—	—	—		1,082	5,411	8,116	—		149,993	(8)

Stephen J. Gold,	RSU	3/31/10	—	—	—		—	—	—	14,430	(6)	400,000
Former Executive Vice President, Chief	LBP	3/31/10	20,200	202,000	505,000		—	—	—	—		—
Information Officer and Corporate Chief Technology Officer

(1)	Award Type:

RSU = Restricted Stock Unit

PRSU = Performance Restricted Stock Unit

LBP = Leadership Bonus Plan

LTI = Long-Term Incentive Plan

(2)	Represents bonuses payable under GSI’s 2010 Leadership Bonus Plan. The amount shown in the “Threshold” column represents the bonus payable assuming the minimum performance threshold for payments under that plan is achieved, the amount shown in the “Target” column represents the bonus payable assuming that the performance target under that plan is achieved and the amount shown in the “Maximum” column represents the maximum bonus payable under that plan, if the performance target is achieved and exceeded, based upon the individual’s performance. In addition to bonuses payable under GSI’s 2010 Leadership Bonus Plan, Mr. Gold’s target and maximum awards include $202,000 of additional bonus opportunity pursuant to his amended offer letter.

(3)	Represents awards of performance restricted stock units made to Mr. Rubin pursuant to his employment agreement (see “Employment Agreements and Arrangements — Michael G. Rubin”) and to Mr. Conn and Mr. Hardy under the 2010 Equity Plan.

(4)	All restricted stock units were granted under the 2005 Equity Plan.

(5)	GSI did not grant any stock options in fiscal 2010 to the Named Officers

(6)	This restricted stock unit award vests as to 25% of the total number of shares subject to the award on each of May 10 of 2011, 2012, 2013 and 2014.

(7)	Represents the grant date fair value of the performance restricted stock units at the target level. On February 22, 2011, the Compensation Committee determined that 24,242 shares, with a grant date fair value of $671,988, were earned. The grant date fair value of the performance restricted stock units at the maximum level was $2,099,984. This performance restricted stock unit is scheduled to vest as to 50% of the total number of shares subject to the award on each of January 2, 2012 and January 2, 2013.

(8)	Represents the grant date fair value of the performance restricted stock units at the target level. The grant date fair value of the performance restricted stock units at the maximum level was $224,976. The performance period is fiscal 2010 and 2011, and the number shares earned will be determined after the completion of the performance period. The number of shares earned, if any, will vest on January 2, 2013.

(9)	This restricted stock unit award vests as to 20% of the total number of shares subject to the award on each of May 4 of 2011, 2012, 2013, 2014 and 2015.

(10)	See “Employment Agreements and Arrangements” below for a description of Mr. Saridakis’ award.

Employment Agreements and Arrangements
The following describes employment agreements and arrangements with GSI’s Named Officers:
Michael G. Rubin. On August 23, 2006, GSI entered into an employment agreement with Michael G. Rubin, its chairman, president and chief executive officer. The employment agreement was effective as of July 1, 2006 with an initial term of one and one-half years until December 31, 2007 and automatically renews for subsequent one year periods thereafter until a notice of nonrenewal is delivered by GSI or Mr. Rubin. The employment agreement has automatically renewed for a one year term ending December 31, 2011.
Under the employment agreement, Mr. Rubin receives an annual base salary of $474,000 per year and an annual restricted stock unit award with an aggregate fair market value of at least $675,000 as of the date of grant. The annual stock award will vest as to 25% of the total number of restricted stock units annually in each of the first four years following the year of grant. Such vesting will be subject to Mr. Rubin’s “continuous service,” as defined in the 2005 Equity Plan, to the Company and to acceleration in certain circumstances following a change in control.
Mr. Rubin also is entitled to receive an award of performance restricted stock units, referred to as a “PRSU Award,” to be granted on or before March 31 of each year. The number of shares to be issued pursuant to a PRSU Award is based on the Company achieving certain performance targets during a certain performance period, each as established by the Compensation Committee of GSI’s Board of Directors.
The employment agreement contains a “clawback” provision. In the event that the Board or the Compensation Committee determines in good faith that the earlier determination as to the achievement of the performance targets was based on incorrect data, which incorrect data would require the restatement of GSI’s financial statements for reasons other than changes in law or accounting principles, and that in fact the performance targets had not been achieved or had been achieved to a lesser extent than originally determined and a portion of any performance restricted stock units granted under any PRSU Award would not have been issued, vested or settled, given the correct data, then:
•	such portion of performance restricted stock units that were issued shall be forfeited and cancelled as provided by the Board or the Compensation Committee;
•	such portion of performance restricted stock units that became vested will be deemed to be not vested and will be deemed to be forfeited and cancelled as provided by the Board or the Compensation Committee; and
•	such portion of performance restricted stock units that were settled in exchange for shares of GSI’s stock shall be paid by Mr. Rubin to GSI upon notice from GSI as provided by the Board or the Compensation Committee.
On March 31, 2010, under Mr. Rubin’s employment agreement described above, the Compensation Committee granted Mr. Rubin a PRSU Award for 50,505 shares, referred to as the target units, representing the PSRU Award for 2010. If the Company achieved 100% of the non-GAAP income from operations and Free Cash Flow targets established by the Compensation Committee for fiscal 2010, Mr. Rubin would have received 100% of the target units. If the Company achieved greater than 100% of the non-GAAP income from operations target for the performance period, Mr. Rubin would have received up to 1.5 times of the shares underlying the PRSU Award. If the Company failed to achieve 85% of each of the targets for the performance period, Mr. Rubin would have received no shares. The performance restricted stock unit vests 50% of the total number of shares subject to the award on each of January 2, 2012 and January 2, 2013, or earlier upon certain events. Vested performance units result in the delivery to Mr. Rubin of shares of common stock. On February 22, 2011, the Compensation Committee determined that Mr. Rubin earned 24,242 performance restricted stock units for fiscal 2010.
Mr. Rubin will also continue to be entitled to participate in the Company’s stock purchase, profit sharing, savings, health insurance, life insurance, group insurance, disability insurance, pension, retirement and other benefit plans or programs on the same terms and to the same extent as the other senior executives of the Company.
For a description of termination provisions under Mr. Rubin’s employment agreement, see “—Potential Payment Upon Termination of Employment or Change of Control” below.
Michael R. Conn. GSI does not have an employment agreement with Michael R. Conn, GSI’s executive vice president, finance and chief financial officer. Mr. Conn will receive an annual base salary of $500,000 in fiscal 2011 and is entitled to participate in GSI’s bonus and equity award plans. Mr. Conn also receives a car allowance.
Stephen J. Gold. On May 28, 2010, GSI and Mr. Gold, former executive vice president, chief information officer and corporate chief technology officer, entered into a Separation Agreement pursuant to which GSI will pay Mr. Gold severance payments equal to $770,708 and pay Mr. Gold’s COBRA coverage expenses for the lesser of eighteen months or until Mr. Gold obtains substantially similar benefits from a subsequent employer.

J. Scott Hardy. On March 26, 2007, GSI entered into an offer letter with Mr. Hardy to serve as its executive vice president, business management. Under this letter, Mr. Hardy is entitled to (i) receive an annual base salary of $400,000; (ii) participate in the annual bonus plan available to similarly situated employees at GSI; and (iii) participate in all employee benefit plans or programs provided to similarly situated employees at GSI. Mr. Hardy and GSI may terminate Mr. Hardy’s employment at any time and for any reason. See also “— Potential Payments Upon Termination of Employment or Change in Control.” Mr. Hardy will receive an annual base salary of $415,000 in fiscal 2011.
Damon Mintzer. GSI does not have an employment agreement with Damon Mintzer, GSI’s executive vice president, strategic business development. Mr. Mintzer will receive an annual base salary of $444,158 in fiscal 2011 and is entitled to participate in GSI’s bonus and equity award plans.
Christopher Saridakis. On March 23, 2010, GSI entered into an employment agreement with Christopher Saridakis, its chief executive officer, global marketing services. The employment agreement has an initial term of five years from Mr. Saridakis’ start date (which date was not later than May 17, 2010). Mr. Saridakis will receive an annual base salary of $600,000 in fiscal 2011.
Under the employment agreement, Mr. Saridakis receives an annual base salary of $500,000 per year and an annual restricted stock unit award granted under GSI’s 2010 Equity Plan with an aggregate fair market value equal to the lesser of $500,000 as of the date of grant or 20,000 shares of GSI common stock. The annual stock award will vest as to 25% of the total number of restricted stock units annually in each of the first four years following the year of grant. Such vesting will be subject to Mr. Saridakis’ “continuous service,” as defined in the 2010 Equity Plan, to the Company. Mr. Saridakis also received an initial restricted stock unit award granted under GSI’s 2005 Equity Plan having a fair market value of $2,500,000 on the later of Mr. Saridakis’ start date and the date the Board or the Compensation Committee approved the award. The initial stock award will vest as to 20% of the total number or restricted stock units annually in each of the first five years following the date of grant. Such vesting will be subject to Mr. Saridakis’ “continuous service,” as defined in the 2005 Equity Plan, to the Company and to acceleration in certain circumstances following a change in control. Mr. Saridakis is also eligible to earn an annual bonus equal to 100% of his base salary (“Target”) under GSI’s Leadership Team Incentive Plan. The Target shall be prorated for any partial year of employment on the basis of a 365-day fiscal year. Additionally, Mr. Saridakis is eligible to earn long-term incentive compensation under the Global Marketing Services Value Appreciation Plan. The Global Marketing Services Value Appreciation Plan has not been finalized, but will be issued under and will be governed by the terms and provisions of the 2010 Equity Plan. It will provide that Mr. Saridakis will receive a performance award under the 2010 Equity Plan, the value of which will be determined based on the change in value of GSI’s Marketing Services Business at the end of a 5 year performance period. Award vesting will be contingent upon the Marketing Services Business’ achievement of annual bonus plan targets and upon Mr. Saridakis’ continued employment during the performance period. The maximum value of the award is $30 million.
Mr. Saridakis will also continue to be entitled to participate in the Company’s deferred compensation, savings, health insurance, life insurance, group insurance, disability insurance, pension, retirement and other benefit plans or programs on the same terms and to the same extent as the other senior executives of the Company.
For a description of termination provisions under Mr. Saridakis’ employment agreement, see “—Potential Payment Upon Termination of Employment or Change of Control” below.
2010 Leadership Bonus Plan
In March 2010, GSI’s Compensation Committee approved the 2010 leadership bonus plan for certain management-level employees, including the Named Officers. Under the 2010 leadership bonus plan, the Compensation Committee set corporate performance targets, which were applicable to all eligible employees, and business-level performance targets, applicable to eligible employees in each of the Company’s business units. The Compensation Committee also established the target payment, as a percentage of base salary, for each employee who is eligible under the leadership bonus plan. For fiscal 2010, Messrs. Mintzer and Gold had multiple bonus plans, some of which were not based on corporate or business level performance targets.

The Compensation Committee selected the following performance targets for the fiscal 2010 leadership bonus plan:
•	Non-GAAP Income from Operations (“NGIO”), defined as: income from operations excluding stock-based compensation, depreciation and amortization expenses, and the following expenses relating to acquisitions: transaction expenses, due diligence expenses, integration expenses, non-cash inventory valuation adjustments, and the cash portion of any deferred acquisition payments recorded as compensation expense, after taking into affect any payment of incentives under this Plan for fiscal 2010, and excluding any one time significant gains or losses on assets or equity sales or any other extraordinary, non-operating revenue or expense.
•	Free Cash Flow (“FCF”), defined as: NGIO minus capital expenditures paid by the Company.
For fiscal 2010, the corporate and business-level targets for NGIO and FCF were based upon management-developed operating and financial forecasts. The target level for a 100% payout was derived from the high end of the fiscal 2010 guidance range we publicly announced in February 2010. The Compensation Committee used the high end of guidance as the basis for the performance target in order to set an aggressive target that rewards our management team for achieving strong financial performance.
Under the 2010 leadership bonus plan, the Compensation Committee has the flexibility to increase, decrease or eliminate the amounts paid under the leadership bonus plan, based on individual performance during the year and other subjective factors the Compensation Committee deems appropriate, regardless of whether the objective targets established at the beginning of the year are met.
See “Compensation Discussion and Analysis” for a discussion regarding the amount of salary and bonus in proportion to the total compensation of the Named Officers as well as the targets under the 2010 Leadership Bonus Plan.

Outstanding Equity Awards At Fiscal Year-End
The following table summarizes stock option and stock awards held by GSI’s Named Officers at the end of Fiscal 2010.

			Option Awards					Stock Awards
													Equity
													Incentive
											Equity		Plan
											Incentive		Awards:
											Plan		Market or
					Equity						Awards:		Payout
					Incentive						Number of		Value of
					Plan Awards:					Market	Unearned		Unearned
			Number of	Number of	Number of			Number of		Value	Shares,		Shares,
			Securities	Securities	Securities			Shares or		of Shares or	Units or		Units or
			Underlying	Underlying	Underlying			Units of		Units of	Other		Other
			Unexercised	Unexercised	Unexercised	Option		Stock That		Stock That	Rights		Rights
			Options	Options	Unearned	Exercise	Option	Have Not		Have Not	That Have		That Have
	Award		(#)	(#)	Options	Price	Expiration	Vested		Vested	Not Vested		Not Vested
Name	Type (1)	Grant Date	Exercisable	Unexercisable	(#)	($)	Date	(#)		($)	(#)		($)
Michael G. Rubin	Option	12/19/03	225,000	—	—	10.00	12/19/2013	—		—	—		—
Chairman, President	Option	4/6/05	125,000	—	—	13.46	04/06/2015	—		—	—		—
and Chief Executive	RSU	3/6/07	—	—	—	—	—	8,876	(2)	206,189	—		—
Officer (principal	PRSU	3/4/08	—	—	—	—	—	30,300	(3)	703,869	—		—
executive officer)	RSU	3/4/08	—	—	—	—	—	24,761	(4)	575,198	—		—
	RSU	3/10/09	—	—	—	—	—	33,750	(5)	784,013	—		—
	PRSU	3/10/09	—	—	—	—	—	146,742	(6)	3,408,817	—		—
	RSU	3/31/10	—	—	—	—	—	24,350	(7)	565,651	—		—
	PRSU	3/31/10	—	—	—	—	—	—		—	50,505	(8)	1,173,231

Michael R. Conn	Option	11/6/03	75,000	—	—	10.00	11/06/2013	—		—	—		—
Executive Vice	Option	4/6/05	45,000	—	—	13.46	04/06/2015	—		—	—		—
President, Finance	RSU	3/6/07	—	—	—	—	—	4,274	(9)	99,285	—		—
and Chief Financial	RSU	3/4/08	—	—	—	—	—	12,838	(10)	298,227	—		—
Officer (principal	RSU	3/10/09	—	—	—	—	—	21,375	(5)	496,541	—		—
financial officer)	RSU	3/31/10	—	—	—	—	—	36,075	(11)	838,022	—		—
	RSU	3/31/10	—	—	—	—	—	14,430	(11)	335,209	—		—
	PRSU	3/31/10	—	—	—	—	—	—		—	5,411	(12)	125,698

Christopher Saridakis	RSU	5/4/10	—	—	—	—	—	89,126	(13)	2,070,397	—		—
Chief Executive Officer, Global Marketing Services

Damon Mintzer	Option	4/6/05	35,000	—	—	13.46	04/06/2015	—		—	—		—
Executive Vice	RSU	3/6/07	—	—	—	—	—	4,274	(9)	99,285	—		—
President, Strategic	RSU	3/4/08	—	—	—	—	—	12,838	(10)	298,227	—		—
Business Development	RSU	3/10/09	—	—	—	—	—	19,500	(5)	452,985	—		—
	RSU	3/31/10	—	—	—	—	—	14,430	(11)	335,209	—		—
	PRSU	3/31/10	—	—	—	—	—	—		—	5,411	(12)	125,698

J. Scott Hardy	RSU	5/21/07	—	—	—	—	—	22,716	(14)	527,693	—		—
Executive Vice	RSU	3/4/08	—	—	—	—	—	12,838	(10)	298,227	—		—
President, Business	RSU	3/10/09	—	—	—	—	—	21,375	(5)	496,541	—		—
Management	RSU	3/31/10	—	—	—	—	—	14,430	(11)	335,209	—		—
	PRSU	3/31/10	—	—	—	—	—	—		—	5,411	(12)	125,698

Stephen J. Gold	—	—	—	—	—	—	—	—		—	—		—
Former Executive Vice President, Chief Information Officer and Corporate Chief Technology Officer

(1)	Award Type:

Option = Stock Option

RSU = Restricted Stock Unit

PRSU = Performance Restricted Stock Unit

(2)	8,876 shares vested on February 4, 2011.

(3)	Of this performance restricted stock unit award, 30,301 shares vested on April 3, 2010 and 30,300 shares vested on February 2, 2011. The Compensation Committee determined the number of shares subject to the award on April 10, 2009.

(4)	12,381 shares vested on April 3, 2011 and 12,380 shares vest on February 3, 2012.

(5)	This restricted stock unit award will vest as to 25% of the total number of shares subject to the award on April 20, 2010, April 20, 2011, April 20, 2012 and April 20, 2013.

(6)	Of this performance restricted stock unit award, 73,371 shares vest on April 20, 2011 and 73,371 shares vest on April 20, 2012. The Compensation Committee determined the number of shares subject to the award on March 2, 2010.

(7)	This restricted stock unit award vests as to 25% of the total number of shares subject to the award on each of May 10 of 2011, 2012, 2013 and 2014.

(8)	This PRSU was for 50,505 shares at the target level. On February 22, 2011 the Compensation Committee determined that 24,242 shares were earned. 50% of the total number of shares earned vest on each of January 2, 2012 and January 2, 2013.

(9)	4,274 shares vested on February 4, 2011.

(10)	6,419 shares vested on April 3, 2011 and 6,419 shares vest on February 3, 2012.

(11)	This restricted stock unit award vests as to 25% of the total number of shares subject to the award on each of May 10 of 2011, 2012, 2013 and 2014.

(12)	This PRSU is for 5,411 shares at the target level. After the conclusion of the performance period, which runs from fiscal year 2010 to fiscal year 2011, the Compensation Committee will determine the number of shares earned. Shares earned, if any, will vest on January 2, 2013.

(13)	This restricted stock unit award vests as to 20% of the total number of shares subject to the award on each of May 4 of 2011, 2012, 2013, 2014 and 2015.

(14)	11,358 shares vest on May 21, 2011 and 11,358 shares vest on May 21, 2012.

Option Exercises and Stock Vested
The following table sets forth information regarding the vesting of stock awards held by GSI’s Named Officers during fiscal 2010.

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired	Realized on	Acquired	Realized on
	on Exercise	Exercise	on Vesting	Vesting
Name	(#)	($)	(#)	($) (1)
Michael G. Rubin Chairman, President and Chief Executive Officer (principal executive officer)	1,000,000	22,353,190	123,265	3,024,366

Michael R. Conn Executive Vice President, Finance and Chief Financial Officer (principal financial officer)	95,000	1,775,233	32,990	856,687

Christopher Saridakis Chief Executive Officer, Global Marketing Services	—	—	—	—

Damon Mintzer Executive Vice President, Strategic Business Development	160,000	2,411,617	34,664	899,186

J. Scott Hardy Executive Vice President, Business Management	—	—	24,903	650,393

Stephen J. Gold Former Executive Vice President, Chief Information Officer and Corporate Chief Technology Officer	—	—	39,573	1,059,449

(1)	Represents the product of the closing price of GSI’s common stock on the date of vesting of the stock award multiplied by the number of shares vested.
Equity Incentive Plans
GSI maintains the following equity incentive plans pursuant to which eligible employees, including the Named Officers, receive equity based awards.
2010 Equity Incentive Plan
GSI’s 2010 Equity Incentive Plan (the “2010 Equity Plan”) replaced the 2005 Equity Incentive Plan (the “2005 Equity Plan”) and the 1996 Equity Incentive Plan (the “1996 Plan”). No new grants will be made from the 2005 Equity Plan or the 1996 Plan. Shares forfeited under the 2010 Equity Plan, the 2005 Equity Plan and 1996 Plan are available for future issuance under the 2010 Equity Plan.
The 2010 Equity Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation, together referred to as stock awards, as well as performance cash awards, together with stock awards, referred to as awards.
Shares may be issued in connection with a merger or acquisition as permitted by the rules of the applicable national securities exchange, and such issuance shall not reduce the number of shares available for issuance under the 2010 Equity Plan. If a stock award granted under the 2010 Equity Plan expires or otherwise terminates without being exercised in full, or if any shares of common stock issued pursuant to a stock award are forfeited to or repurchased by us, including, but not limited to, any repurchase or forfeiture caused by the failure to meet a contingency or condition required for the vesting of such shares or if any stock award is settled in cash, then the shares of common stock not issued under such stock award, or forfeited to or repurchased by us shall revert to and again become available for issuance under the 2010 Equity Plan.

If any shares subject to a stock award are not delivered to a participant because such shares are withheld for the payment of taxes or the stock award is exercised through a reduction of shares subject to the stock award (i.e., “net exercised”), or an appreciation distribution in respect of a stock appreciation right is paid in shares of common stock, the number of shares that are not delivered shall remain available for issuance under the 2010 Equity Plan. If the exercise price of any stock award is satisfied by tendering shares of common stock held by the participant, then the number of shares so tendered shall remain available for issuance under the 2010 Equity Plan.
The terms of the 2010 Equity Plan provide that it be administered by GSI’s Board of Directors, which has delegated this responsibility to the Compensation Committee. Subject to the provisions of the 2010 Equity Plan, the Compensation Committee has the power to construe and interpret the 2010 Equity Plan and to determine the persons to whom and the dates on which awards will be granted, the number of shares of our common stock subject to each award, the time or times during the term of each award within which all or a portion of such award may be exercised, the exercise price, the type of consideration and other terms of the award.
The Board of Directors may suspend or terminate the 2010 Equity Plan without stockholder approval or ratification at any time or from time to time. Unless sooner terminated, the 2010 Equity Plan will terminate on March 2, 2020.
The Board of Directors may also amend the 2010 Equity Plan at any time or from time to time. However, no amendment will be effective unless approved by our stockholders if stockholder approval of the amendment is required by applicable law or listing requirements. The Board of Directors may submit any other amendment to the 2010 Equity Plan for stockholder approval, including, but not limited to, amendments intended to satisfy the requirements of Section 162(m) of the Internal Revenue Code regarding the exclusion of performance-based compensation from the limitation on the deductibility of compensation paid to certain employees.
As of April 2, 2011, 1,480,264 restricted stock units were outstanding under the 2010 Equity Plan and 2,573,936 shares remained available for future grant under the 2010 Equity Plan. There are no stock options outstanding under the 2010 Equity Plan. No additional awards will be made under the 2005 Equity Plan.
As of April 2, 2011, the maximum number of shares of common stock available for future issuance under the 2010 Equity Plan is equal to the sum of (i) 2,573,936 shares hat remained available for future grant under the 2010 Equity Plan, (ii) 1,480,264 shares of common stock subject to outstanding stock awards under the 2010 Equity Plan that could revert to the plan reserve pursuant to the terms described above and (iii) 3,865,923 shares subject to outstanding awards under the 2005 Equity Plan and the 1996 Equity Plans that could revert to the plan reserve pursuant to the terms of such plans.
2005 Equity Incentive Plan
GSI’s 2005 Equity Plan is intended to provide a means to secure and retain the services of GSI’s employees (including officers) and non-employee directors eligible to receive stock awards, to provide incentives for such individuals to exert maximum efforts for the success of GSI and its affiliates, and to provide a means by which such eligible individuals may be given an opportunity to benefit from increases in the value of GSI’s common stock through the grant of stock awards.
To achieve these purposes, the 2005 Equity Plan permits grants of incentive stock options, nonstatutory stock options, stock appreciation rights, stock purchase awards, stock bonus awards, stock unit awards, and other forms of equity compensation. The maximum total number of shares for which awards can be granted under the 2005 Equity Plan is 7,251,219 shares of common stock, subject to appropriate adjustment in a manner determined by the Board of Directors to reflect changes in GSI’s capitalization. In addition, such share reserve shall be increased from time to time by a number of shares equal to the number of shares of common stock that (i) are issuable pursuant to options or stock award agreements outstanding under the 1996 Plan as of the date the 2005 Equity Plan was approved by stockholders and (ii) but for the termination of the 1996 Plan, would otherwise have reverted to the share reserve of the 1996 Plan pursuant to the terms of the 1996 Plan.
The 2005 Equity Plan is administered by GSI’s Board of Directors. The Board of Directors has the authority to construe and interpret the plan, to determine the persons to whom and the dates on which stock awards will be granted, the number of shares of common stock to be subject to each stock award, the time or times during the term of each stock award within which all or a portion of the award may be exercised, the exercise, purchase, or strike price of each stock award, the type of consideration permitted to exercise or purchase each stock award, and other terms of the stock awards. The Board of Directors may delegate its authority under the 2005 Equity Plan to a committee of the board. The Board of Directors has delegated its authority to the Compensation Committee and the Nominating and Corporate Governance Committee.
The Board of Directors may suspend or terminate the 2005 Equity Plan without stockholder approval or ratification at any time. The Board of Directors may amend or modify the 2005 Equity Plan at any time. However, no amendment shall be effective unless approved by the stockholders of GSI to the extent stockholder approval is necessary to satisfy applicable law. The Board of Directors also may submit any other amendment to the 2005 Equity Plan intended to satisfy the requirements of Section 162(m) of the Code regarding the exclusion of performance-based compensation from the limitation on the deductibility of compensation paid to certain employees. Under the 2005 Equity Plan, the Board of Directors may, without obtaining the prior approval of the stockholders of GSI, (i) reduce the exercise price of any outstanding option under the 2005 Equity Plan; (ii) cancel or accept any outstanding option under the 2005 Equity Plan and grant in substitution or exchange therefor a new option or other stock award under the 2005 Equity Plan or another equity plan of GSI covering the same or a different number of shares of common stock; (iii) cancel or accept any outstanding option under the 2005 Equity Plan and grant in substitution or exchange therefor cash or any other valuable consideration; or (iv) conduct any other action that is treated as a repricing under generally accepted accounting principles.

As of April 2, 2011, 2,758,601 restricted stock units and 117,250 stock options were outstanding under the 2005 Equity Plan. No additional awards will be made under the 2005 Equity Plan.
1996 Equity Incentive Plan
GSI’s 1996 Plan was intended to promote the long-term retention of its key employees and other persons who are in a position to make significant contributions to GSI’s success, further reward these employees and other persons for their contributions to GSI’s growth and expansion, provide additional incentive to these employees and other persons to continue making similar contributions and to further align the interests of these employees and other persons with those of GSI’s stockholders.
To achieve these purposes, the 1996 Plan permitted grants of incentive stock options, options not intended to qualify as incentive stock options, stock appreciation rights, restricted and unrestricted stock awards, deferred stock awards, performance awards, loans and supplemental awards. The maximum total number of shares for which awards could have been granted under the 1996 Plan was 9,500,000 shares of common stock, subject to appropriate adjustment in a manner determined by the Board of Directors to reflect changes in GSI’s capitalization.
The 1996 Plan is administered by our Board of Directors, which determines, among other things and subject to certain conditions, whether to accelerate the exercise or vesting schedule or waive any other terms or conditions of each award, whether to reduce the exercise price of an option after the date of grant, whether to amend or cancel an award and the form of any instrument used under the 1996 Plan. The Board of Directors has the right to adopt rules for the administration of the 1996 Plan, settle all controversies regarding the 1996 Plan or any award, and construe and correct defects and omissions in the 1996 Plan or any award. The 1996 Plan may be amended, suspended or terminated by the Board of Directors, subject to certain conditions, provided that stockholder approval will be required whenever necessary for the 1996 Plan to continue to satisfy the requirements of certain securities and tax laws, rules and regulations. The Board of Directors may delegate its authority under the 1996 Plan to a committee of the board. The Board of Directors has delegated its authority to the Compensation Committee and the Nominating and Corporate Governance Committee.
As of April 2, 2011, 990,072 stock options were outstanding under the 1996 Plan. There are no restricted stock units outstanding under the 1996 Plan. No additional awards may be granted under the 1996 Plan.
Fanatics, Inc. 2008 Equity Incentive Plan
In connection with the acquisition of Fanatics, Inc., the Company assumed the Fanatics, Inc. 2008 Equity Incentive Plan (the “Assumed Plan”). All shares underlying unvested options granted under the Assumed Plan, as well as all of the remaining shares under the Assumed Plan available for future grant converted into shares of common stock in accordance with the terms of the merger agreement upon the closing of the acquisition. Any future grants of stock awards under the Assumed Plan shall be made in accordance with Rule 5635(c) of Nasdaq rules. None of GSI’s Named Officers received any awards under the Assumed Plan in fiscal year 2010.
As of April 2, 2011, stock awards covering an aggregate of 257,079 shares of common stock were outstanding under the Assumed Plan and an additional 383,974 shares of common stock remained available for future grant under the Assumed Plan.
Nonqualified Deferred Compensation
On June 8, 2006, GSI’s Compensation Committee approved the Leadership Team Deferral Plan, referred to as the “Deferral Plan,” which was amended and restated on March 5, 2008 to reflect compliance with the requirements of Section 409A of the Internal Revenue Code. The Deferral Plan is a non-qualified deferred compensation plan that allows eligible employees, including executive officers, to defer compensation that the employee cannot defer under our applicable tax-qualified plans because of limits under the Internal Revenue Code on the amount of compensation that can be deferred.
Under the Deferral Plan, GSI provides participants with the opportunity to make annual elections to defer a specified percentage of up to 100% of their eligible compensation, including salary, bonus and restricted stock unit awards (“RSU Awards”). Elective deferrals of cash compensation are withheld from a participant’s paycheck and credited, as applicable, to a bookkeeping account established in the name of the participant. A participant is always 100% vested in his or her own elective cash deferrals and any earnings thereon. An RSU Award, which a participant may generally only elect to defer if, among other conditions set forth in the Deferral Plan, it does not vest until at least thirteen months from the grant date, vests in accordance with the vesting schedule set forth the award agreement. GSI may also make discretionary contributions to participants’ accounts in the future, although it has never done so and does not currently plan to do so. Discretionary contributions made by GSI in the future, if any, will be subject to such vesting arrangements as GSI may determine. Amounts contributed to a participant’s account through elective deferrals, deferrals of RSU Awards or through GSI’s discretionary contributions, are generally not subject to income tax, and GSI does not receive a deduction, until they are distributed from the accounts.

Under the Deferral Plan, GSI is obligated to deliver on a future date deferred compensation credited to the participant’s account, as adjusted for earnings and losses. A participant’s elective cash deferral account and any GSI discretionary contribution account, if applicable, are adjusted for any positive or negative investment results from phantom investment alternatives selected by the participant that are available under the Deferral Plan. A participant may make changes to phantom investments on a daily basis in accordance with rules established by the Committee. A participant’s RSU account is credited with an equivalent number of shares of the Company’s common stock each time the participant elects to defer an RSU Award under the Deferral Plan. A participant’s RSU account is automatically allocated to a Company’s common stock measurement fund. Amounts payable under the Deferral Plan are unfunded, unsecured general obligations of GSI. Amounts in a participant’s elective cash deferral account and any GSI discretionary contribution account will be payable in cash, and amounts in a participant’s RSU account will be payable in the Company’s common stock, commencing upon the distribution date selected by the participant at the time of deferral. Payments will be distributed in the form of a lump sum payment or in up to ten annual installments, depending upon, if applicable, the election made by a participant at the time of deferral. However, if a participant’s service with GSI terminates prior to the selected distribution date or dates, payments will commence as soon as practicable but not later than seventy days following termination of service. Notwithstanding the foregoing, if a participant’s service terminates with GSI due to disability or death, or a participant is receiving installment payments and dies or becomes disabled prior to payment of all the installments, all amounts will become immediately payable in the following calendar year. Any payments made to specified employees that commence upon a separation from service will be delayed six months in accordance with the requirements of Section 409A of the Internal Revenue Code. In addition, in the event a participant suffers one or more specified unforeseeable emergencies, the Committee may, in its sole discretion, accelerate the payment of the participant’s deferred cash awards. Payments scheduled to be made under the Deferral Plan may be otherwise delayed or accelerated only upon the occurrence of certain specified events that comply with the requirements of Section 409A of the Internal Revenue Code.
Through January 1, 2011, among GSI’s Named Officers, only Mr. Rubin had elected to participate in the Deferral Plan. Accordingly, the following table provides information concerning amounts held under the Deferral Plan for the benefit of Mr. Rubin.

				Aggregate	Aggregate
	Executive	Registrant	Aggregate	Withdrawals/	Balance at
	Contributions	Contributions	Earnings in	Distributions	Last FYE
Name	in Last FY ($)	in Last FY ($)	Last FY (1)($)	($)	(2)($)

Michael G. Rubin Chairman, President and Chief Executive Officer (principal executive officer)	—	—	20,656	—	275,255

(1)	Earnings received by the Named Officer are not reported as compensation in the Summary Compensation Table because such earnings are not considered to be “above market” earnings under SEC regulations.

(2)	$293,894 of such amount was reported as compensation in the Summary Compensation Table for prior years.
Potential Payments Upon Termination of Employment or Change in Control
Change in Control Agreements
GSI has entered into change in control agreements with members of its senior management, including GSI’s Named Officers (other than Messrs. Mintzer, Rubin and Saridakis), and certain other employees. Each change in control agreement provides that if the employee resigns for “good reason” or is terminated without “cause” within 90 days before or two years (with respect to senior management) following a change in control, then:
•	all equity awards held by the employee will immediately become fully vested and exercisable and all restrictions set forth in these equity awards related to the passage of time and/or continued employment will immediately lapse; and
•	the employee will have continued exercisability of each stock option and stock appreciation right held by the employee, if any, for the remaining term of each such equity award;
provided, however, that for stock options and stock appreciation rights granted prior to the effective date of the agreement, such period will not exceed the latest date possible that would not cause such option or stock appreciation right to become subject to Section 409A of the Code.

Good reason means:
•	a material reduction in the employee’s duties, positions, titles, offices, authority or responsibilities relative to the duties, position, titles, offices, authority or responsibilities in effect immediately prior to the change in control; the assignment to the employee of any duties or responsibilities that are substantially inconsistent with the employee’s duties, positions, titles, offices, authority or responsibilities as in effect immediately before such assignment; or any removal of the employee from or failure to reappoint or reelect the employee to any of such positions, titles or offices; except that if such event occurs solely from the fact that GSI is no longer a publicly traded and listed company, it will not by itself constitute good reason;
•	a reduction in the employee’s base salary as in effect immediately prior to the change in control;
•	a reduction in the employee’s bonus or other cash incentive compensation opportunity as in effect immediately prior to the change in control; a reduction or negative change in the employee’s equity award or other long-term non-cash incentive opportunities (the value of which is measured as of the date of grant using a reasonable valuation methodology consistently applied); or a reduction or negative change in the employee’s benefits other than base salary, bonus or other cash and non cash incentive compensation as in effect immediately prior to the change in control; except that good reason shall not exist under this clause if after a change in control, GSI offers the employee a range of cash and non-cash bonus and incentive opportunities and other benefits which, taken as a whole, are comparable to the cash and non-cash bonus and incentive opportunities and other benefits provided to the employee immediately prior to the change in control;
•	GSI’s failure to timely pay or provide to the employee any portion of the employee’s compensation or benefits then due to the employee;
•	a relocation of the employee’s principal place of employment that will result in an increase of more than thirty miles in the employee’s one-way commute as compared to the employee’s one-way commute prior to the change of control;
•	any material breach by GSI of the change in control agreement or any other material agreement between GSI and the employee, including any employment agreement, indemnification agreement or agreement relating to any equity award; or
•	GSI’s failure to obtain, before a change in control occurs, an agreement in writing from any successors and assigns to all or substantially all of GSI’s business or assets to assume and agree to perform the change in control agreement unless otherwise assumed by such successors and assigns by operation of law.
Cause is defined a good faith determination by GSI’s Board of Directors or the Compensation Committee that the employee:
•	was grossly negligent or engaged in willful misconduct in the performance of his duties; or
•	was convicted of, or entered a plea of guilty to, a crime involving a felony or any criminal offense constituting fraud, dishonesty or moral turpitude under the laws of the United States or any state thereof, other than an automobile offense; or
•	intentionally and materially violated any contract or agreement between the employee and GSI, GSI’s code of business conduct or any of GSI’s material policies, unless done, or omitted to be done, in good faith and with the reasonable belief that the action or omission was in GSI’s best interests; and
•	the employee has not remedied such matter within 30 days of GSI giving the employee written notice of its intention to terminate his employment within 90 days.
Change in control means:
•	any person, entity or group acting in concert becomes the beneficial owner of more than 50% of the combined voting power of GSI’s voting securities, subject to exceptions for financings and changes resulting from GSI’s purchases of its voting securities;
•	GSI is a party to a merger, consolidation or similar transaction and, immediately after the completion of such transaction, GSI stockholders immediately prior to such transaction do not beneficially own more than fifty percent of the combined outstanding voting power of either the surviving entity in such transaction or the parent of the surviving entity in such transaction, in each case in substantially the same proportions as their ownership of GSI outstanding voting securities immediately prior to such transaction;

•	GSI’s stockholders or the Board of Directors approves a plan for its complete dissolution or liquidation, or its complete dissolution or liquidation otherwise occurs;
•	GSI completes a sale, lease, exclusive license or other disposition of all or substantially all of its consolidated assets, other than a sale, lease, license or other disposition to an entity, more than fifty percent of the combined voting power of the voting securities of which are beneficially owned by GSI’s stockholders in substantially the same proportions as their ownership of GSI’s outstanding voting securities immediately prior to such transaction; or
•	if a majority of GSI’s directors as of the effective date of the agreement are replaced other than in specified circumstances.
If any payment the executive would receive under the change in control agreement or otherwise constitutes a “parachute payment” within the meaning of Section 280G of the Internal Revenue Code and is subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, referred to as the excise tax, then such payment will be reduced to an amount that yields the largest net payment to the participant (after taking into account all applicable federal, state, and local employment taxes, income taxes and the excise tax, all computed at the highest applicable rate).
Termination or Change in Control Provisions in 2010 Equity Plan
The 2010 Equity Plan provides that, in the event of a dissolution or liquidation of GSI, all outstanding awards under the 2010 Equity Plan shall terminate immediately prior to such dissolution or liquidation. The 2010 Equity Plan further provides that, in the event of a sale, lease or other disposition of all or substantially all of the assets of GSI or specified types of mergers or consolidations (each, a “corporate transaction”), any surviving or acquiring corporation shall either assume awards outstanding under the 2010 Equity Plan or substitute similar awards for those outstanding under the 2010 Equity Plan. If any surviving corporation declines to assume awards outstanding under the 2010 Equity Plan or to substitute similar awards, then, with respect to participants whose service with GSI has not terminated more than three months prior to the time of such corporate transaction, the vesting and the time during which such awards may be exercised will be accelerated in full, and all outstanding awards will terminate if the participant does not exercise such awards at or prior to the corporate transaction. With respect to any awards that are held by other participants that terminated service with GSI more than three months prior to the corporate transaction, the vesting and exercisability provisions of such awards will not be accelerated and such awards will terminate if not exercised prior to the corporate transaction.
Termination or Change in Control Provisions in 2005 Equity Plan
Generally, the 2005 Equity Plan does not provide for the acceleration of the vesting of stock awards upon the termination of a participant’s employment for any reason. The 2005 Equity Plan does provide that, in the event of a corporate transaction (as defined below), if the surviving or acquiring entity (or its parent company) elects not to assume, continue or substitute for outstanding stock awards under the 2005 Equity Plan, then, with respect to any such stock awards that are held by individuals whose continuous service with GSI or its affiliates has not terminated prior to the effective date of the corporate transaction or was terminated within the three-month period prior to the corporate transaction, the vesting and exercisability provisions of such stock awards will be accelerated in full and such awards will terminate if not exercised prior to the effective date of the corporate transaction. A “corporate transaction” is defined as the occurrence of (i) a sale of all or substantially all of the consolidated assets of GSI and its subsidiaries, (ii) the sale of at least 90% of the outstanding securities of GSI, (iii) the consummation of a merger or consolidation in which GSI is not the surviving corporation, or (iv) the consummation of a merger or consolidation in which GSI is the surviving corporation but shares of GSI’s outstanding common stock are converted into other property by virtue of the transaction.
On August 5, 2008, the Compensation Committee determined that all equity awards granted on or after August 5, 2008 will fully vest upon death or disability (as defined in the 2005 Equity Plan).

Termination or Change in Control Provisions in Employment Agreements
General. Under employment agreements or offer letters that GSI has entered into with its Named Officers, as well as under applicable law, if the employment of a Named Officer terminates for any reason, he will be generally entitled to:
•	the earned but unpaid portion of his base salary though the date of termination;

•	any other benefits accrued by the Named Officer under GSI’s benefit plans or programs up to the date of termination;
•	any unpaid business expenses.
Michael G. Rubin. Under Mr. Rubin’s employment agreement with GSI, if Mr. Rubin is terminated by GSI without cause, if GSI gives Mr. Rubin a notice of non-renewal of the term of the agreement and allows the agreement to expire or if Mr. Rubin resigns for good reason, Mr. Rubin will be paid $2,525,000 over a period of 24 months following the date of termination or resignation. Upon any such termination or resignation, all of Mr. Rubin’s unvested restricted stock units and performance restricted stock units will terminate. The definition of cause is similar to the definition contained in the GSI Change in Control Agreement.
“Good reason” is defined as any of the following events unless consented to by Mr. Rubin or cured by GSI:
•	Mr. Rubin is demoted, removed or not re-elected to any of his positions or offices, including his position as a member of the Board, or Mr. Rubin is assigned duties or responsibilities that are materially inconsistent with, or constitute a material diminishment of, Mr. Rubin’s title, position, responsibilities or authorities, including the change in any reporting relationships which results in Mr. Rubin no longer reporting directly to the Board;
•	GSI materially breaches the agreement;
•	there is a material reduction in the benefits provided to Mr. Rubin under the agreement;
•	there is a material reduction in the performance restricted stock units granted to Mr. Rubin;
•	Mr. Rubin’s principal place of employment is moved to a location that is more than 50 miles from the current location listed (unless such new location is closer to Mr. Rubin’s principal residence);
•	GSI fails to obtain the assumption of the agreement by any successor to GSI’s business or substantially all of its assets; or
•	there is a purported termination of Mr. Rubin for cause which is not effected pursuant to the method described the agreement.
If during the period 183 days before or 213 days after a change in control, Mr. Rubin is terminated by GSI without cause, GSI issues a notice of non-renewal of the term of the agreement or Mr. Rubin terminates his employment because his base salary is reduced or because Mr. Rubin’s principal place of employment is moved to a location that is more than 50 miles from the current location (unless such new location is closer to Mr. Rubin’s principal residence), he will be paid $2,525,000 over a period of 24 months following the date of termination or resignation. Upon any such termination or resignation, any time based vesting condition in Mr. Rubin’s restricted stock units and performance restricted stock units will accelerate; however, if Mr. Rubin is terminated or resigns following a change in control, any performance restricted stock units that were granted for the performance period in which such termination or resignation occurs will immediately terminate. The definition of change in control is similar to the definition contained in the GSI Change in Control Agreement.
Upon the termination of Mr. Rubin’s employment under any of the circumstances described above, Mr. Rubin will also be entitled to continuation of his medical benefits for a period of 24 months following the date of termination or resignation, or until he obtains substantially comparable medical coverage, whichever is shorter.
Mr. Rubin has also been granted a right to resign for any reason during a period of 30 days beginning 183 days following a change in control. If Mr. Rubin exercises this right, he will be entitled to continuation of his medical benefits for the period described in the preceding paragraph. Additionally, any time based vesting condition in Mr. Rubin’s restricted stock units and performance restricted stock units will accelerate; however, any performance restricted stock units that were granted for the performance period in which such resignation occurs will immediately terminate.
If GSI terminates Mr. Rubin’s employment because of his death or disability, as defined in the employment agreement, he will be entitled to the issuance of the number of performance restricted stock units to which he would have been entitled had he remained employed throughout the entire performance period, based upon the extent to which the performance targets are actually achieved during the performance period. Additionally, any time based vesting condition in Mr. Rubin’s performance stock units will accelerate. If Mr. Rubin’s employment is terminated because of disability, he will also be paid his base salary for a period of six months, reduced by the amount received under any disability insurance plan that GSI provides.

Mr. Rubin’s employment agreement contains a “parachute payment” reduction provision similar to that contained in the GSI Change in Control Agreement.
Mr. Rubin’s employment agreement also provides for non-competition and non-solicitation covenants applicable following the termination of Mr. Rubin’s employment for a period of two years, or if longer, for the period during which the Company is paying the severance benefits set forth above. Mr. Rubin’s employment agreement also provides for confidentiality, non-disparagement and invention assignment covenants, subject to certain limitations. The employment agreement provides that if Mr. Rubin breaches any of these covenants, it will discharge GSI’s obligation to make payments or provide benefits required under the agreement.
Stephen J. Gold. Under the offer letter with Mr. Gold, either GSI or Mr. Gold may have terminated his employment at any time and for any reason. If GSI terminated Mr. Gold’s employment without cause, or Mr. Gold terminated his employment because GSI (i) changed his reporting so that he reported to someone other than the Chief Executive Officer or the agreed upon executive in the agreed upon manner or (ii) materially reduced his job responsibilities and duties in effect immediately prior to such reduction or materially changed his role in a manner that is substantially inconsistent with his roles and responsibilities immediately prior to such reduction such that his role was diminished and Mr. Gold complied with the conditions specified in the offer letter (“Gold’s Good Reason”), the Company would have paid to Mr. Gold severance in an amount equal to the number of months of Mr. Gold’s base salary set forth below:

Date of Severance	Number of Months of Base Salary

7/1/2009 – 6/30/2010	24 months

7/1/2010 – 6/30/2011	18 months

7/1/2011 and thereafter	12 months
In the event that GSI agreed to pay severance to a senior executive generally that would be for a greater number of months than the number of months of severance Mr. Gold was entitled to receive under the offer letter for the year in question, then Mr. Gold would have been entitled to receive the same number of months severance for such year. Additionally, if GSI terminated Mr. Gold’s employment without cause within 12 months following a change in control, as defined in the 1996 Plan, the restricted stock unit granted to Mr. Gold in connection with his initial hiring would automatically vest with respect to the number of shares that would have vested over the next 48 months, had Mr. Gold remained in GSI’s employ. If GSI terminated Mr. Gold’s employment without cause or Mr. Gold terminated his employment for Gold’s Good Reason, to the extent GSI was able to do so under applicable law and its healthcare plan, GSI would continue to provide health care coverage for Mr. Gold and his family under GSI’s healthcare plan in effect immediately prior to his termination for the lesser of thirty-six (36) months after such termination or until Mr. Gold obtained other health care coverage. The cost of such healthcare coverage would be deducted from Mr. Gold’s severance payments. Mr. Gold also was bound by a separate agreement that prohibited the unauthorized use or disclosure of GSI’s confidential or proprietary information, a prohibition against engaging in competitive activities or soliciting our employees for one year after the end of his employment, and invention assignment covenants.
On May 28, 2010, GSI and Mr. Gold entered into a Separation Agreement pursuant to which GSI will pay Mr. Gold severance payments equal to $770,707.69 and pay Mr. Gold’s COBRA coverage expenses for the lesser of eighteen months or until Mr. Gold obtains substantially similar benefits from a subsequent employer.
J. Scott Hardy. Under the offer letter with Mr. Hardy, either GSI or Mr. Hardy may terminate his employment at any time and for any reason. Mr. Hardy also is bound by a separate agreement that prohibits the unauthorized use or disclosure of GSI’s confidential or proprietary information, a prohibition against engaging in competitive activities or soliciting our employees for one year after the end of his employment, and invention assignment covenants.
Christopher Saridakis. Under Mr. Saridakis’ employment agreement with GSI, if Mr. Saridakis is terminated by GSI without cause, Mr. Saridakis will be paid (i) the continuation of his base salary over a period of 24 months (or 12 months if termination occurs after the first 24 months of the term of the employment agreement), (ii) a pro-rated portion of his bonus, if any, for the year in which termination occurs, (iii) the portion of any stock awards (other than performance based awards) that are vested as of the date of termination, and (iv) the portion of any performance based awards that have vested due to satisfaction of applicable performance goals. He also shall be entitled to continue to receive health and dental benefits under GSI’s health and dental plans for a period of 18 months following the date of termination at the level in effect immediately prior to the date of his termination, payment of any earned but unpaid portion of his base salary and any other benefits accrued by him pursuant to the benefit plans and programs of GSI up to the date of his termination, and any benefits which are to be continued or paid after the date of termination in accordance with the terms of the benefit plans or programs of GSI. The definition of cause is similar to the definition contained in the GSI Change in Control Agreement.
If Mr. Saridakis is terminated by GSI for cause, Mr. Saridakis will be entitled to (i) any earned but unpaid portion of his base salary and any other benefits accrued by him pursuant to the benefit plans and programs of GSI up to the date of his termination, (ii) any benefits which are to be continued or paid after the date of termination in accordance with the terms of the benefit plans or programs of GSI, and (iii) the portion of any vested stock awards. If Mr. Saridakis is terminated by GSI for cause, he shall forfeit his entire award under the Global Marketing Services Value Appreciation Plan.

Mr. Saridakis may resign for any reason, in which case he is entitled to (i) any earned but unpaid portion of his base salary and any other benefits accrued by him pursuant to the benefit plans and programs of GSI up to the date of his resignation, (ii) any benefits which are to be continued or paid after the date of his resignation in accordance with the terms of GSI’s benefit plans or programs, (iii) the portion of any vested stock awards, (iv) vested awards under the Global Marketing Services Value Appreciation Plan that have vested due to service (only if his resignation occurs after the first thirty-six months of the term of his employment agreement), (v) vested awards under the Global Marketing Services Value Appreciation Plan due to performance.
If during the period 90 days before or 730 days after a change in control Mr. Saridakis is terminated by GSI without cause, or Mr. Saridakis resigns for good reason, he is entitled to the same payments and benefits he would receive if terminated by GSI without cause (described above). In addition, all equity awards held by Mr. Saridakis shall immediately become fully vested, all restrictions set forth in such equity awards related to the passage of time and/or continued employment shall immediately lapse, all option shares and other rights exercisable under such equity awards shall immediately become fully exercisable, and Mr. Saridakis shall have continued exercisability of each stock option and stock appreciation right held by him (if any) for the remaining term of each such equity award. The definitions of change in control and good reason are similar to the definition contained in the GSI Change in Control Agreement.
If GSI terminates Mr. Saridakis’ employment because of his death or disability, as defined in the employment agreement, he will be entitled to (i) payment of any earned but unpaid portion of his base salary and any other benefits accrued by him pursuant to the benefit plans and programs of GSI up to the date of his termination, (ii) any benefits which are to be continued or paid after the date of termination in accordance with the terms of the benefit plans or programs of GSI, and (iii) the portion of any vested stock awards due to time or performance.
Mr. Saridakis’ employment agreement contains a “parachute payment” reduction provision similar to that contained in the GSI Change in Control Agreement.
Mr. Saridakis’ employment agreement also provides for non-competition and non-solicitation covenants applicable following the termination of Mr. Saridakis’ employment for a period of one year, or if longer, for the period during which the Company is paying the severance benefits set forth above. Mr. Saridakis’ employment agreement also provides for confidentiality and invention assignment covenants, subject to certain limitations. The employment agreement provides that if Mr. Saridakis breaches any of these covenants, it will discharge GSI’s obligation to make payments or provide benefits required under the agreement.
The following table shows the estimated amount of payments and benefits that would be provided by GSI (or GSI’s successor) to GSI’s Named Officers under the plans and agreements described above assuming that their employment was terminated as of January 1, 2011 for various reasons as described below. Mr. Gold is not included in the table set forth below because he resigned effective May 21, 2010 and would not be entitled to any payments or benefits upon a termination of employment as of January 1, 2011.

	Reason for Termination of Employment
									Termination by
									Us without Cause
		Termination by							or Termination by
		Us without Cause							Executive for
		or Termination							Good Reason in
	Voluntary by	by Executive for		For					connection with a
	Executive	Good Reason		Cause	Death		Disability		Change of Control
Named Officer and Nature of Payment	$	$		$	$		$		$
Michael G. Rubin Total cash payment	-0-	2,525,000	(1)	-0-	-0-		237,000	(2)	2,525,000	(1)
Cost of continuation of benefits	-0-	20,475	(3)	-0-	-0-		-0-		20,475	(3)
Value of accelerated stock awards (4)	-0-	-0-		-0-	6,025,490	(5)	6,025,490	(5)	6,806,878	(6)
Total	-0-	2,545,475		-0-	6,025,490		6,262,490		9,352,353

Michael R. Conn Total cash payment	-0-	-0-		-0-	-0-		-0-		-0-
Cost of continuation of benefits	-0-	-0-		-0-	-0-		-0-		-0-
Value of accelerated stock awards (4)	-0-	-0-		-0-	1,795,470	(7)	1,795,470	(7)	2,192,982	(8)
Total	-0-	-0-		-0-	1,795,470		1,795,470		2,192,982

	Reason for Termination of Employment
									Termination by
									Us without Cause
		Termination by							or Termination by
		Us without Cause							Executive for
		or Termination							Good Reason in
	Voluntary by	by Executive for		For					connection with a
	Executive	Good Reason		Cause	Death		Disability		Change of Control
Named Officer and Nature of Payment	$	$		$	$		$		$
Christopher Saridakis Total cash payment	-0-	1,200,000	(10)	-0-	-0-		-0-		1,200,000	(10)
Cost of continuation of benefits	-0-	15,356	(11)	-0-	-0-		-0-		15,356	(11)
Value of accelerated stock awards (4)	-0-	-0-		-0-	2,070,397	(7)	2,070,397	(7)	2,070,397	(12)
Total	-0-	1,215,356		-0-	2,070,397		2,070,397		3,285,753

Damon Mintzer Total cash payment	-0-	-0-		-0-	-0-		-0-		-0-
Cost of continuation of benefits	-0-	-0-		-0-	-0-		-0-		-0-
Value of accelerated stock awards (4)	-0-	-0-		-0-	913,891	(7)	913,891	(7)	-0-	(9)
Total	-0-	-0-		-0-	913,891		913,891		-0-

J. Scott Hardy Total cash payment	-0-	-0-		-0-	-0-		-0-		-0-
Cost of continuation of benefits	-0-	-0-		-0-	-0-		-0-		-0-
Value of accelerated stock awards (4)	-0-	-0-		-0-	957,448	(7)	957,448	(7)	1,783,367	(8)
Total	-0-	-0-		-0-	957,448		957,448		1,783,367

(1)	Represents amount payable under Mr. Rubin’s employment agreement, payable in 24 monthly installments following termination of employment.

(2)	Represents the maximum amount payable under Mr. Rubin’s employment agreement, pursuant to which he will continue to receive his base salary for a period of six months following the date of termination; however, any such amounts will be reduced, dollar-for-dollar, by any amounts received by Mr. Rubin under any disability insurance policy or plan provided to Mr. Rubin by GSI.

(3)	Represents the estimated cost to continue Mr. Rubin’s medical benefits for a period of 24 months following termination of employment, assuming no increase in premiums.

(4)	Represents the value of unvested stock awards that would be accelerated as a result of the termination of employment, calculated as: $23.23, the closing price of GSI’s common stock on December 31, 2010, the last trading day in fiscal 2009, multiplied by the number of unvested stock awards as of such date.

(5)	Represents the value of 201,284 shares under unvested performance restricted stock units (including the 24,242 shares under the performance restricted stock unit for fiscal 2010 which on February 22, 2011 the Compensation Committee determined were earned due to our fiscal 2010 financial performance) and 58,100 unvested restricted stock units that would be issued on the death or disability of Mr. Rubin. The number of performance restricted stock units that would be issued in the event of the death or disability of Mr. Rubin is equal to the number of performance restricted stock units to which he would have been entitled had he remained employed throughout the entire performance period, based upon the extent to which the performance targets are actually achieved during the performance period.

(6)	Represents the value of unvested performance restricted stock units and restricted stock units that would be accelerated under Mr. Rubin’s employment agreement.

(7)	Represents the value of unvested restricted stock units that would be accelerated upon death or disability pursuant to their terms.

(8)	Represents the value of unvested restricted stock units that would be accelerated under the change of control agreement.

(9)	Mr. Mintzer does not have a change of control agreement. If the change in control also constituted a “corporate transaction” under the 2005 Equity Plan and if the surviving or acquiring entity (or its parent company) elected not to assume outstanding stock awards under the 2005 Equity Plan, then restricted stock units issued under the 2005 Equity Plan with a value of $1,311,403 would be accelerated.

(10)	Represents amount payable under Mr. Saridakis’s employment agreement, payable in 24 monthly installments following termination of employment. This amount does not include the prorated bonus Mr. Saridakis would be entitled to pursuant to the terms of his employment agreement.

(11)	Represents the estimated cost to continue Mr. Saridakis’s medical benefits for a period of 18 months following termination of employment, assuming no increase in premiums.

(12)	Represents the value of unvested performance restricted stock units and restricted stock units that would be accelerated under Mr. Saridakis’s employment agreement.

Director Compensation
The following table sets forth information concerning the compensation of each of GSI’s directors who is not also an employee for fiscal 2010.

	Fees Earned
	or Paid in		Stock	Option
	Cash		Awards	Awards	Total
Name(1)	($)		($)(2)	($)(3)	($)(4)
M. Jeffrey Branman	64,500	(5)	50,960	—	115,460
Michael J. Donahue	50,500		50,960	—	101,460
Ronald D. Fisher	57,500		50,960	—	108,460
John A. Hunter	47,000		50,960	—	97,960
Mark S. Menell (7)	49,000		50,960	—	99,960
Jeffrey F. Rayport	57,500		50,960	—	108,460
David Rosenblatt	21,875	(6)	124,998		146,873
Lawrence S. Smith	64,500		50,960	—	115,460
Andrea M. Weiss	60,000		50,960	—	110,960

(1)	Mr. Rubin, a director and president and chief executive officer of GSI, has been omitted from this table because he receives no additional compensation for serving as a director. A Director that was a designee of a stockholder that had a contractual right to appoint a director to GSI’s Board did not receive compensation under GSI’s director compensation policy described below. Accordingly, until February 18, 2010, the date that Liberty sold all of its shares of common stock and no longer had the right to designate a member to GSI’s Board of Directors, Mr. Hunter did not receive any compensation for acting in his capacity as director. Mr. Kopelman was elected to the Board in fiscal 2011 and, as such, he did not receive any compensation as a director in fiscal 2010.

(2)	The amounts included in the “Stock Awards” column represent the aggregate grant date fair value of stock awards granted during fiscal 2010 computed in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 718 (“Codification Topic 718”). See Note 2 to GSI’s consolidated financial statements in GSI’s annual report on Form 10-K for fiscal 2010. As of the last day of fiscal 2010, the number of unvested stock awards held by GSI’s non-employee directors was: Mr. Branman — 1,775; Mr. Donahue — 1,775; Mr. Fisher — 1,775; Mr. Hunter — 1,775; Mr. Menell —1,775; Dr. Rayport —1,775; Mr. Rosenblatt — 5,020; Mr. Smith — 5,466 and Ms. Weiss — 1,775.

(3)	GSI did not grant any stock option awards in fiscal 2010. As of the last day of fiscal 2010, the number of stock option awards held by GSI’s non-employee directors was: Mr. Branman — 80,000; Mr. Donahue — 0; Mr. Fisher — 28,750; Mr. Hunter — 25,000; Mr. Menell — 6,500; Dr. Rayport — 35,500; Mr. Rosenblatt — 0; Mr. Smith — 0 and Ms. Weiss — 0.

(4)	GSI generally does not provide perquisites or other compensation to its non-employee directors. GSI purchases season tickets to sporting events for business use. If the tickets are not used for business purposes, they are made available to GSI’s directors, officers and other employees for personal use. There is no incremental cost to GSI for the personal use of such tickets. GSI has, from time to time, purchased tickets to sporting events for personal use by its directors and has provided directors with smartphones with voice and data plans for personal use. The aggregate cost to GSI of such sporting tickets, smartphones, and voice and data plans did not exceed $10,000 for any director for fiscal 2010.

(5)	Includes an annual cash fee of $10,000 paid by GSI to Mr. Branman as an observer on the board of directors of another company with respect to which GSI has the contractual right to appoint an observer.

(6)	Mr. Rosenblatt was elected to the Board on November 3, 2010.

(7)	Mr. Menell resigned from the Board on March 29, 2011.
Discussion of Director Compensation
The compensation payable to each director, other than Mr. Rubin, for services provided as a director during fiscal 2010, as set by GSI’s Nominating and Corporate Governance Committee, was as follows:
•	an annual cash retainer of $37,500;
•	meeting fees of $1,000 for in-person Board and committee meetings and $500 for telephonic Board and committee meetings; and
•	a restricted stock unit equal to:
•	$125,000 on the director’s initial election; and
•	$50,000 on each annual election as a director, including the initial election.

In accordance with GSI’s compensation policy for directors, on June 4, 2010, 1,775 restricted stock units, or RSUs, automatically were granted to each of Messrs. Branman, Donahue, Fisher, Hunter, Menell and Smith, Dr. Rayport and Ms. Weiss valued, in each case, at a price of $28.71 per share, the fair market value on the date of grant, and will vest in full one year from the date of grant. Upon the election of Mr. Rosenblatt on November 3, 2010, pursuant to GSI’s compensation policy for directors, 5,020 RSUs were automatically granted to Mr. Rosenblatt at a price of $24.90 per share, the fair market value on the date of grant.
In addition, as the chair of the Audit Committee, Mr. Smith received an additional cash retainer of $15,000 and each of Mr. Branman, Ms. Weiss and Dr. Rayport, as the chairs of the Finance and Acquisitions Committee, Compensation Committee and the Nominating and Corporate Governance Committee, respectively, received an additional cash retainer of $10,000. Mr. Fisher, as Lead Director, received an additional cash retainer of $15,000.
Additionally, any director who serves, at GSI’s request, as a director or observer on the Board of Directors of another company with respect to which we have the contractual right to appoint a director or observer will receive an annual cash fee of $10,000. Accordingly, Mr. Branman received an annual cash fee of $10,000 for serving as an observer on the board of directors of another company at GSI’s request.
In accordance with GSI’s director compensation policy, directors who are designees of stockholders that have a contractual right to appoint a director to GSI’s Board do not receive compensation under the policy described above. Accordingly, until February 18, 2010, the date that Liberty sold all of its shares of common stock and no longer had the right to designate a member to GSI’s Board of Directors, Mr. Hunter did not receive any compensation for acting in his capacity as director. Mr. Rubin, GSI’s chairman, president and chief executive officer, did not receive any separate compensation for acting in his capacity as a director.
The Nominating and Corporate Governance Committee approved the following compensation increases for fiscal 2011: (i) an increase in the annual cash retainer from $37,500 to $45,000, (ii) an increase in the grant date value of the annual equity award from $50,000 to $80,000, and (iii) an increase in the annual cash retainer payable to the Compensation Committee chair from $10,000 to $15,000. In connection with these changes to the compensation of directors, the Nominating and Corporate Governance Committee eliminated the per-meeting fees for all Board meetings, but retained the per-meeting fees for committee meetings.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Equity Compensation Plan Information as of the End of the First Quarter of Fiscal 2011
The following table sets forth information regarding our existing equity compensation plans as of the end of the first quarter of Fiscal 2011. The weighted average exercise price in the table above does not take these restricted stock units and restricted stock awards into account as these awards have no exercise price.

			Number of Securities
	Number of Securities		Remaining Available for
	to be Issued upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Listed in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)	5,346,187	$12.53	2,573,936
Equity compensation plans not approved by stockholders (2)	257,079	$10.57	383,974
Total	5,603,266	$12.16	2,957,910

(1)	These plans are the Prior Plans and the 2010 Equity Plan (collectively, the “Plans”). The 2010 Equity Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation. No future awards may be granted pursuant to the Prior Plans. We have issued stock options, restricted stock units and restricted stock awards under these Plans. The stock options generally expire 10 years from the date of grant. The stock options, restricted stock units and restricted stock awards generally vest over four years, although some restricted stock units and restricted stock awards vest in less than four years. Performance stock awards generally vest one or two years after a determination has been made about achievement against the performance criteria. Upon the occurrence of a change in control, certain awards will immediately become exercisable in full.

(2)	The Fanatics, Inc. 2008 Equity Incentive Plan (the “Fanatics Plan”) was assumed in connection with the acquisition of Fanatics, Inc. The Fanatics Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, and restricted stock units. Only stock options are outstanding under the Fanatics Plan. The outstanding stock options expire 10 years from the date of grant, and vest over four years.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information regarding beneficial ownership of GSI common stock as of April 11. 2011 (or as of such other dates as are indicated in footnotes 17 through 21 to such table) by (i) each stockholder we believe to own beneficially more than five percent of outstanding GSI common stock, (ii) each director, (iii) each of our Named Officers, and (iv) all our directors and executive officers as a group. Except as indicated in the footnotes to the table, the stockholders who are directors and Named Officers share voting and investment power with respect to shares owned by each of them with eBay pursuant to the terms of certain Support Agreements (as discussed below).

In addition, we understand that the “5% Stockholders” listed in the table have sole voting and investment power with respect to the shares owned by them, except as otherwise indicated in the footnotes to the table. The number of shares in the table below includes shares issuable upon the exercise of outstanding stock options and the vesting of outstanding restricted stock units to the extent that such options or restricted stock units, respectively, vest on or within 60 days after April 11, 2011. In the case of our directors and executive officers, the information below has been provided by such persons at our request.

	Amount and Nature
	of Beneficial
Name, Position and Address Of Beneficial Owner	Ownership	Percent of Class

Named Executive Officers and Directors

Michael G. Rubin (1) Chairman, President and Chief Executive Officer	4,677,099	6.42

Michael R. Conn (2) Executive Vice President, Finance and Chief Financial Officer	194,719	*

J. Scott Hardy (3) Executive Vice President, Business Management	43,806	*

Damon Mintzer (4) Executive Vice President, Strategic Business Development.	51,743	*

Christopher Saridakis (5) Chief Executive Officer, Global Marketing Services	17,826	*

Stephen J. Gold (6) Former Executive Vice President, Chief Information Officer and Corporate Chief Technology Officer	4,167	*

M. Jeffrey Branman (7) Director	94,063	*

Ronald D. Fisher (8) Director	30,525	*

John A. Hunter (9) Director	26,775	*

Josh Kopelman (10) Director	0	—

Jeffrey F. Rayport (11) Director	49,563	*

Michael J. Donahue (12) Director	15,084	*

David Rosenblatt (13) Director	0	—

Lawrence S. Smith (14) Director	45,290	*

Andrea M. Weiss (15) Director	19,301	*

All executive officers and directors as a group (15 persons)(16)	5,320,902	7.26

5% Stockholders

Fred Alger Management, Inc. (17) Alger Associates, Incorporated 111 Fifth Avenue New York, NY 10003	5,238,948	7.24

Wells Fargo and Company (18) Wells Capital Management Incorporated Wells Fargo Bank, National Association Wells Fargo Advisors, LLC Wells Fargo Funds Management, LLC 420 Montgomery Street San Francisco, CA 94163	5,415,226	7.48

	Amount and Nature
	of Beneficial
Name, Position and Address Of Beneficial Owner	Ownership	Percent of Class

Artisan Partners Holdings LP (19) Artisan Investment Corporation Artisan Partners Limited Partnership Artisan Investments GP LLC ZFIC, Inc. Andrew A. Ziegler Carlene M. Ziegler Artisan Funds, Inc. 875 East Wisconsin Avenue, Suite 800 Milwaukee, WI 53202	6,669,200	9.21

BlackRock, Inc. (20) BlackRock Institutional Trust Company, N.A. BlackRock Fund Advisors BlackRock Asset Management Australia Limited BlackRock Advisors, LLC BlackRock Capital Management, Inc. BlackRock Investment Management, LLC BlackRock International Limited State Street Research & Management Company 40 East 52nd Street New York, NY 10022	4,410,616	6.09

eBay Inc. (21) 2145 Hamilton Avenue, San Jose, California 95125	4,467,545	6.10

*	Less than one percent.

(1)	Includes 440,709 shares issuable upon exercise of options that are currently exercisable or which are issuable upon the vesting of outstanding restricted stock units within 60 days of April 11, 2011. These amounts do not include 72,239 performance-based restricted stock units that will vest immediately in full in connection with the proposed merger. Mr. Rubin has pledged a total of 2,151,927 shares of common stock held by him as security for a margin loan.

(2)	Includes 139,752 shares issuable upon exercise of options that are currently exercisable or which are issuable upon the vesting of outstanding restricted stock units within 60 days of April 11, 2011. These amounts do not include 100,000 restricted stock units that will vest immediately in full in connection with the proposed merger.

(3)	Includes 22,091 shares issuable upon the vesting of outstanding restricted stock units within 60 days of April 11, 2011.

(4)	Includes 45,108 shares issuable upon exercise of options that are currently exercisable or which are issuable upon the vesting of outstanding restricted stock units within 60 days of April 11, 2011.

(5)	Includes 17,826 shares issuable upon the vesting of outstanding restricted stock units within 60 days of April 11, 2011.

(6)	Effective May 28, 2010, Mr. Gold resigned from his position as Executive Vice President, Chief Information Officer and Corporate Chief Technology Officer of GSI.

(7)	Includes 36,775 shares issuable upon exercise of options that are currently exercisable or which are issuable upon the vesting of outstanding restricted stock units within 60 days of April 11, 2011.

(8)	Includes 30,525 shares issuable upon exercise of options that are currently exercisable or which are issuable upon the vesting of outstanding restricted stock units within 60 days of April 11, 2011.

(9)	Includes 26,775 shares issuable upon exercise of options that are currently exercisable or which are issuable upon the vesting of outstanding restricted stock units within 60 days of April 11, 2011.

(10)	5,617 restricted stock units that will vest immediately in full in connection with the proposed merger are not included in the total for Mr. Kopelman.

(11)	Includes 37,275 shares issuable upon exercise of options that are currently exercisable or which are issuable upon the vesting of outstanding restricted stock units within 60 days of April 11, 2011.

(12)	Includes 1,775 shares issuable upon the vesting of outstanding restricted stock units within 60 days of April 11, 2011.

(13)	These amounts do not include 5,020 restricted stock units that will vest immediately in full in connection with the proposed merger.

(14)	Includes 1,775 shares issuable upon the vesting of outstanding restricted stock units within 60 days of April 11, 2011. Includes 18,800 shares owned in an individual retirement investment account, 2,000 shares owned by a family partnership, the general partner of which is controlled by Mr. Smith, and 4,796 shares owned in irrevocable trusts. Mr. Smith has pledged a total of 17,919 shares of common stock held by him as security for a margin loan. These amounts do not include 1,845 restricted stock units that will vest immediately in full in connection with the proposed merger.

(15)	Includes 1,775 shares issuable upon the vesting of outstanding restricted stock units within 60 days of April 11, 2011.

(16)	Includes (i) 4,985,193 shares of common stock beneficially owned in the aggregate by the Named Officers (other than Mr. Gold who resigned effective May 28, 2010) as set forth in this table (of which 665,486 are issuable upon exercise of options that are currently exercisable or which are issuable upon the vesting of outstanding restricted stock units within 60 days of April 11, 2011); (ii) 280,601 shares of common stock beneficially owned in the aggregate by the directors (other than Mr. Rubin) as set forth in this table (of which 136,675 are issuable upon exercise of options that are currently exercisable or which are issuable upon the vesting of outstanding restricted stock units within 60 days of April 11, 2011); and (iii) 55,108 shares of common stock beneficially owned in the aggregate by executive officers (other than Named Officers) (of which 55,108 are issuable upon exercise of options that are currently exercisable or which are issuable upon the vesting of outstanding restricted stock units within 60 days of April 11, 2011). These amounts do not include 184,721 performance-based restricted stock units and restricted stock units that will vest immediately in full in connection with the proposed merger.

(17)	Based on a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2011. By virtue of the Alger family’s ownership of controlling interest in Alger Associates, Incorporated, which indirectly owns Fred Alger Management, Inc., ownership of the shares of common stock may be imputed to the Alger family.

(18)	Based on a Schedule 13G/A filed with the Securities and Exchange Commission on April 11, 2011.

(19)	Based on a Schedule 13G filed with the Securities and Exchange Commission on February 11, 2011.

(20)	Based on a Schedule 13G filed with the Securities and Exchange Commission on February 4, 2011.

(21)	As a result of the Support Agreements, eBay may be deemed to be the beneficial owner of the shares listed in the table, which includes 680,750 shares underlying currently exercisable options and 184,794 shares underlying restricted unit awards that will vest with 60 days of April 11, 2011. However, eBay disclaims beneficial ownership of the shares listed in the table. The information in this footnote is derived from a Schedule 13D filed by eBay with the Securities and Exchange Commission on April 6, 2011.

Changes in Control
On March 27, 2011, GSI entered into an Agreement and Plan of Merger (the “Merger Agreement”) with eBay and Gibraltar Acquisition Corp., a wholly owned subsidiary of eBay (“Merger Sub”).
The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into GSI (the “Merger”), with GSI continuing as the surviving corporation and a wholly-owned subsidiary of eBay. As of the effective time of the Merger, each issued and outstanding share of GSI common stock (other than shares held by eBay, Merger Sub, GSI or any of their respective subsidiaries or shares held by stockholders who have properly exercised and perfected appraisal rights under Delaware law) will be canceled and converted into the right to receive $29.25 in cash, without interest.
In connection with the Merger Agreement, eBay entered into a Voting and Support Agreement, dated as of March 27, 2011, with Michael Rubin (the “Rubin Support Agreement”) and Voting and Support Agreements, dated as of March 27, 2011, with each of the other directors and certain officers of GSI (the “D&O Support Agreements” and together with the Rubin Support Agreement, the “Support Agreements”). The shares of GSI common stock outstanding that are beneficially owned by Mr. Rubin and such directors and officers and that are subject to the Support Agreements represent, in the aggregate, approximately 6.18% of the outstanding shares of GSI’s common stock as of March 25, 2011, the last trading day prior to the execution of the Merger Agreement.
Under the terms of the Support Agreements, each stockholder party to such agreements, among other things, has agreed to vote, and has irrevocably appointed eBay as its proxy to vote the fullest extent permitted by applicable law, all shares of the GSI’s common stock held by such stockholder at any meeting of (or action by written consent taken by) stockholders of GSI (i) in favor of the Merger and the adoption of the Merger Agreement and each of the other actions contemplated by the Merger Agreement; (ii) against any action or agreement that would (in the case of the D&O Support Agreements, to such party’s knowledge) result in a breach of any representation, warranty, covenant or other obligation of GSI under the Merger Agreement; and (iii) against certain other transactions (other than the Merger and any of the other transactions or actions contemplated by the Merger Agreement), including, among others, (a) any extraordinary corporate transaction, such as a merger, consolidation or other business combination involving GSI or any of its subsidiaries, (b) any reorganization, recapitalization, dissolution or liquidation of GSI or any of its subsidiaries, (c) any sale, lease, license or other transfer of a material portion of the rights or assets of GSI or any of its subsidiaries, (d) any change in a majority of the board of directors of GSI, or (e) any action that is intended, or would reasonably be expected, to impede, interfere with, delay, postpone, discourage or adversely affect the Merger or any of the other transactions or actions contemplated by the Merger Agreement.
The stockholders subject to the Support Agreements also have agreed, among other things, (i) not to transfer or otherwise dispose of (subject to certain customary exceptions), tender or grant a proxy with respect to their shares of the GSI’s common stock; and (ii) to waive, in connection with the Merger, any dissenters’, appraisal or other similar rights they may have with respect to their shares of GSI’s common stock.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Other Relationships and Related Transactions
On November 17, 2009, GSI completed the acquisition of Retail Convergence, Inc. (“RueLaLa”) pursuant to the terms of an Agreement and Plan of Merger dated October 27, 2009. RueLaLa operates RueLaLa.com, a provider of online private sales and SmartBargains.com, an off-price e-commerce marketplace. As consideration for the acquisition of RueLaLa, GSI paid cash of approximately $92 million and issued shares of common stock valued at approximately $94 million at the closing. In addition, GSI will be obligated to pay additional earn-out payments of up to $170 million over a three year period beginning with fiscal year 2010 contingent on RueLaLa’s achievement of certain financial performance targets. Michael G. Rubin, GSI’s chairman, president and CEO, was the owner of approximately 1.6 percent of RueLaLa’s capital stock (on an as-converted basis). At the closing, Mr. Rubin received approximately $1.3 million in cash and 76,475 shares of common stock.
On February 18, 2010, Liberty Media Corporation, through its subsidiary QVC, Inc., and QVC’s affiliate QK Holdings, Inc., sold all of its shares of the Company’s common stock. Prior thereto, Liberty and its affiliates beneficially owned greater than 10% of GSI’s common stock outstanding. John A. Hunter is an executive officer of QVC, Inc.

In 2000, GSI entered into a website development and distribution agreement with iQVC, a division of QVC, Inc., pursuant to which GSI provides technology, procurement and fulfillment services for QVC, including selling sporting goods, recreational and/or fitness related equipment and related products, apparel and footwear to QVC for resale through the QVC Web site. In 2007, GSI entered into an E-Commerce Distribution Agreement with QVC, Inc., which replaced the agreement between GSI and iQVC. Under the agreement with QVC, Inc. GSI provides procurement and fulfillment services for QVC, including selling sporting goods, recreational and/or fitness related equipment and related products, apparel and footwear to QVC for resale through the QVC Web site. The terms of these sales are comparable to those with other similar partners.
In 2007, GSI entered into an agreement with QVC, Inc., pursuant to which GSI makes NFL licensed merchandise available to QVC for QVC to sell both on its website and on live direct response television programs. GSI will be the exclusive provider of NFL licensed merchandise to QVC, subject to limited exceptions, and the GSI fulfillment network will fulfill product orders received from QVC’s website and the QVC live direct response programs.
GSI recognized net revenues of approximately $10,548,000 during fiscal 2010, $10,140,000 during fiscal 2009, and $8,504,000 during fiscal 2008 on sales to QVC under these agreements.
The Board of Directors has adopted written related party transaction policies and procedures. In accordance with GSI’s Audit Committee Charter and the Board of Directors’ written related party transaction policies and procedures, GSI’s Audit Committee is responsible for reviewing and approving or ratifying the terms and conditions of all related party transactions. If a majority of the members of the Audit Committee are interested in the proposed related party transaction, then the transaction must be approved by a majority of the disinterested members of the Board of Directors, excluding directors who are employees of GSI. In determining whether to approve or ratify a related party transaction, the Audit Committee will take into account, among other factors it deems appropriate:
•	whether the related party transaction is in the best interests of GSI and its stockholders;
•	whether the related party transaction is on terms no less favorable to GSI than terms generally available in a transaction with an unaffiliated third-party under the same or similar facts and circumstances;
•	the impact on independence if the related party is a member of the Board of Directors of GSI; and
•	the extent of the related party’s interest in the transaction.
If a related party transaction will be ongoing, the Audit Committee may establish guidelines for GSI’s management to follow in its ongoing dealings with the related party. Thereafter, the Audit Committee, on at least an annual basis, shall review and assess ongoing relationships with the related party to see that they are in compliance with the Audit Committee’s guidelines and that the related party transaction remains appropriate.
A related party transaction means any transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) or any series of similar transactions, arrangements or relationships in which the Company (or any of its subsidiaries) was, is or will be a participant (a “Transaction”) and in which any related party had, has or will have a direct or indirect interest, and the amount is expected to involve at least $120,000; provided however, that no Related Party shall be deemed to have an indirect interest where the interest arises only from (i) such person’s ownership of less than a 10% equity interest (together with all of GSI’s directors, nominees for director, executive officers and immediate family members of directors, nominees for directors and executive officers) in a party to a Transaction or (ii) such person’s position as a limited partner with an interest of less than 10% (together with all of GSI’s directors, nominees for director, executive officers and immediate family members of directors, nominees for directors and executive officers) in a party to a Transaction. A related party means (a) any person who is, or at any time since the beginning of GSI’s last fiscal year was, a director or executive officer of GSI or a nominee for director; (b) any five percent stockholder; or (c) any immediate family member.
These related party transaction policies and procedures do not apply to the following transactions:
•	any employment relationship or transaction with an executive officer and any related compensation resulting solely from that employment relationship or transaction (unless the total compensation is in excess of $100,000) if the compensation resulting from the relationship or transaction is approved (or recommended to the Board of Directors for approval) by the Compensation Committee of the Board of Directors;
•	compensation paid to directors for services in their capacities as members of the Board of Directors and committees thereof if the compensation is approved by the Board of Directors or the appropriate committee of the Board of Directors;

•	any transaction in which the interest of the related party arises solely from the ownership of a class of equity securities of GSI and all holders of that class of equity securities of the registrant received the same benefit on a pro rata basis (for example, dividends or distributions paid with respect to a class of the Company’s securities);
•	any transaction that occurred at a time before a person or entity became a related party if such transaction did not continue after such person or entity became a related party; and
•	any transaction where the rates or charges involved in the transaction are determined by competitive bids.

Director Independence
The Board has determined that the following directors, constituting a majority of the members of the Board of Directors, are independent as defined in the applicable listing standards of Nasdaq: Messrs. Branman, Donahue, Fisher, Hunter, Kopelman, Rosenblatt, Smith, Ms. Weiss and Dr. Rayport. The independence standards of Nasdaq are composed of objective standards and subjective standards. Under the objective standards, a director will not be deemed independent if he directly or indirectly receives compensation (other than as a director) in excess of certain thresholds or if certain described relationships exist. Under the subjective independence standard, a director will not be deemed independent if he has a relationship with GSI that, in the view of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Under the Nasdaq rules, an independent director must satisfy both the objective and the subjective standards.
In evaluating the independence of Mr. Branman, the Board considered that he is a Managing Director of Hilco Consumer Capital, LLC, the Managing Partner of Hilco Consumer Capital, L.P. (“HCC”), and certain transactions between GSI and HCC had previously been entered into pursuant to which HCC and GSI acted jointly as agent for Linens Holding Co. (“Linens”) to liquidate, on the LNT.com Web store, certain inventory owned by Linens located at one of GSI fulfillment centers. The Company recognized net revenues of approximately $784,000 during fiscal 2009 and approximately $6,617,000 during fiscal 2008 on sales of merchandise pursuant to these transactions. No revenue was recognized in fiscal 2010. In evaluating the independence of Mr. Fisher, the Board considered that he was affiliated with SOFTBANK Capital Partners LP, SOFTBANK Capital LP and SOFTBANK Capital Advisors Fund LP, former principal stockholders of GSI. In evaluating the independence of Mr. Hunter, the Board considered that he was an employee of QVC, a subsidiary of Liberty Media Corporation, a former principal stockholder of GSI, and the transactions between GSI and QVC described under “Certain Relationships and Related Transactions”. In evaluating the independence of Messrs. Donahue and Smith the Board considered that these directors each serve on the Board of Directors of Air Products and Chemicals, Inc. In each case, the Board concluded that, in their view, such relationships would not interfere with the exercise of such person’s independent judgment in carrying out their responsibilities as a director.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Independent Registered Public Accounting Firm Fees
Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”) served as GSI’s independent registered public accounting firm in fiscal 2010 and 2009 for the purposes of auditing GSI’s annual consolidated financial statements, auditing the effectiveness of GSI’s internal controls over financial reporting and reviewing GSI’s quarterly financial statements. The aggregate expenses, including fees billed to GSI, for professional services rendered by Deloitte & Touche for fiscal 2010 and 2009 were as follows:

Services Rendered (1)	2010	2009
Audit Fees	$2,392,945	$1,923,682
Audit-Related Fees	8,000	188,450
Tax Fees	42,070	147,892
All Other Fees	2,000	2,000

Total	$2,445,215	$2,262,024

(1)	The aggregate fees included in Audit Fees are fees billed for the fiscal years. The aggregate fees included in each of the other categories are fees billed in the fiscal years.
Audit Fees for fiscal 2010 and 2009 were for professional services rendered for the integrated audit of GSI’s consolidated financial statements, including auditing the effectiveness of GSI’s internal controls over financial reporting, review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Deloitte & Touche in connection with statutory and regulatory filings or engagements. Audit fees for fiscal 2010 also included professional services rendered in connection with audit procedures performed related to GSI’s registration statements on Forms S-8 and S-3. Audit fees for fiscal 2009 also included professional services rendered in connection with audit procedures performed related to GSI’s registration statements on Form S-3.

Audit-Related Fees for fiscal 2010 and 2009 were for due diligence related to mergers and acquisitions and audit services related to a governmental incentive program.
Tax Fees for fiscal 2010 and 2009 were for professional services for federal, state and international tax compliance, tax advice, and tax planning.
All Other Fees for fiscal 2010 and 2009 were for a subscription to an on-line research library.
Pre-Approval Policies and Procedures. The Audit Committee has adopted policies and procedures for pre-approving all audit and non-audit work performed by Deloitte & Touche. All audit-related services, tax services and other services must be pre-approved by the Audit Committee. In accordance with GSI’s policy and applicable SEC rules and regulations, the Audit Committee pre-approves services provided to GSI by Deloitte & Touche (“Auditor Services”). Pre-approval is detailed as to the particular service or category of services. If Auditor Services are required prior to a regularly scheduled Audit Committee meeting, a member of the Audit Committee is authorized to approve such services, provided that they are consistent with GSI’s policy and applicable SEC rules and regulations, and that the full Audit Committee is advised of such services at the next regularly scheduled Audit Committee meeting. For fiscal 2010 and 2009, all audit and non-audit services described above were pre-approved by the Audit Committee. The Audit Committee has considered and concluded that the provision of such audit and non-audit services by Deloitte & Touche was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.
PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)
3. EXHIBITS

Exhibit
Number	Description
2.1
Agreement and Plan of Merger, dated as of October 27, 2009, by and among GSI Commerce, Inc, Cola Acquisition Corporation, Retail Convergence, Inc., certain principal stockholders of Retail Convergence, Inc. and William J. Fitzgerald (as Stockholders’ Representative). The schedules and exhibits to the merger agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. GSI agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedule or exhibit. (filed as Exhibit 2.1 to GSI Commerce, Inc.’s Current Report on Form 8-K/A filed on April 6, 2010 and incorporated herein by reference)†

2.2
Stock Purchase Agreement by and among e-Dialog, Inc. (a wholly-owned subsidiary of GSI Commerce, Inc.), MBS Insight, Inc., and World Marketing, Inc., dated April 30, 2010. The schedules and exhibits to the merger agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. GSI agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedule or exhibit. (filed as Exhibit 2.1 to GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2010 and incorporated herein by reference)†

3.1
Amended and Restated Certificate of Incorporation of Global Sports, Inc. (filed as Appendix B to GSI Commerce, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 27, 2001 and incorporated herein by reference)

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Global Sports, Inc. (filed as Exhibit 3.1 to GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 and incorporated herein by reference)

3.3
Certificate of Amendment to Amended and Restated Certificate of Incorporation of GSI Commerce, Inc. (filed as Appendix B to GSI Commerce, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 13, 2010 and incorporated herein by reference)

3.4	Amended and Restated Bylaws of GSI Commerce, Inc. (filed as Exhibit 3.1 to GSI Commerce, Inc.’s Current Report on Form 8-K filed on March 16, 2009 and incorporated herein by reference)
3.5
Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to GSI Commerce, Inc.’s Current Report on Form 8-K filed on April 3, 2006 and incorporated herein by reference)

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the Quarter ended June 29, 2002 and incorporated herein by reference)
4.2
Registration Rights Agreement, dated July 31, 1995, by and between Global Sports, Inc. and MR Acquisitions, Inc. (filed with GSI Commerce, Inc.’s Current Report on Form 8-K filed on July 31, 1995 and incorporated herein by reference)

Exhibit
Number		Description
4.3
Registration Rights Agreement dated as of November 17, 2009 between GSI Commerce, Inc. and the holders named therein (filed as Exhibit 4.18 to GSI Commerce, Inc.’s Registration Statement on Form S-3 dated November 18, 2009 and incorporated herein by reference)

4.4
Rights Agreement, dated as of April 3, 2006, between GSI Commerce, Inc. and American Stock Transfer & Trust Company, as Rights Agent, including all exhibits thereto (filed as Exhibit 4.1 to GSI Commerce, Inc.’s Current Report on Form 8-K filed on April 3, 2006 and incorporated herein by reference)

4.5
Indenture dated as of July 2, 2007 between the Company and The Bank of New York, as trustee (filed as Exhibit 4.2 to GSI Commerce, Inc.’s Current Report on Form 8-K dated July 5, 2007 and incorporated herein by reference)

4.6		Form of 2.50% Convertible Senior Note due 2027 (filed as Exhibit 4.1 to GSI Commerce, Inc.’s Current Report on Form 8-K dated July 5, 2007 and incorporated herein by reference)
4.7
Senior Indenture of GSI Commerce, Inc. with The Bank of New York Mellon, as trustee (filed as Exhibit 4.24 to GSI Commerce, Inc.’s Registration Statement on Form S-3 dated November 18, 2009 and incorporated herein by reference)

4.8
Subordinated Indenture of GSI Commerce, Inc. with The Bank of New York Mellon, as trustee (filed with GSI Commerce, Inc.’s Registration Statement on Form S-3 dated November 18, 2009 and incorporated herein by reference)

10.1	+
GSI Commerce, Inc.’s 1996 Equity Incentive Plan, amended and restated as of March 5, 2008 (filed as Exhibit 10.1 to GSI Commerce, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 and incorporated herein by reference)

10.2	+
GSI Commerce, Inc.’s 2005 Equity Incentive Plan as amended (filed as Appendix A to GSI Commerce, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the Securities Exchange Commission on April 25, 2008 and incorporated herein by reference)

10.3	+
GSI Commerce, Inc. 2010 Equity Incentive Plan (filed as Appendix A to GSI Commerce, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 13, 2010 and incorporated herein by reference)

10.4	+
Form of Restricted Stock Unit Grant Notice Under the GSI Commerce, Inc. 2010 Equity Incentive Plan (filed as Exhibit 10.5 to GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2010 and incorporated herein by reference)

10.5	+
Form of Performance Restricted Stock Unit Award Under the GSI Commerce, Inc. 2010 Equity Incentive Plan (filed as Exhibit 10.6 to GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2010 and incorporated herein by reference)

10.6	+
Form of Restricted Stock Unit Grant Notice Issued to Directors Under the GSI Commerce, Inc. 2010 Equity Incentive Plan (Initial Award) (filed as Exhibit 10.3 to GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2010 and incorporated herein by reference)

10.7	+
Form of Restricted Stock Unit Grant Notice Issued to Directors Under the GSI Commerce, Inc. 2010 Equity Incentive Plan (Annual Award) (filed as Exhibit 10.4 to GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2010 and incorporated herein by reference)

10.8	+
GSI Commerce, Inc. Leadership Team Incentive Plan (filed as from Appendix B to GSI Commerce, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the Securities Exchange Commission on April 25, 2008 and incorporated herein by reference)

10.9	+
Leadership Team Deferral Plan, as amended and restated effective March 5, 2008 (filed as Exhibit 10.3 to GSI Commerce, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 and incorporated herein by reference)

10.10	+	Form of Change in Control Agreement (filed as Exhibit 10.3 to GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010 and incorporated herein by reference)
10.11	+	Form of Indemnification Agreement (filed as Exhibit 10.3 to GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2010 and incorporated herein by reference)
10.12	+
Employment Agreement, dated August 23, 2006, by and between GSI Commerce, Inc. and Michael G. Rubin (filed as Exhibit 10.1 to GSI Commerce, Inc.’s Current Report on Form 8-K filed on August 29, 2006 and incorporated herein by reference)

10.13	+
Amendment 2008-1 to the Employment Agreement between GSI Commerce, Inc. and Michael G. Rubin, dated as of December 30, 2008 (filed as Exhibit 10.33 to GSI Commerce, Inc.’s Annual Report on Form 10-K filed on March 16, 2009 and incorporated herein by reference)

10.14	+
Form of Performance Restricted Stock Unit Award Issued to Michael Rubin Under the GSI Commerce, Inc. 2010 Equity Incentive Plan (filed as Exhibit 10.1 to GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2010 and incorporated herein by reference)

10.15	+	Michael Rubin Form of Restricted Stock Unit Agreement*

Exhibit
Number		Description
10.16	+
Offer Letter, dated January 31, 2005, between GSI Commerce, Inc. and Stephen J. Gold (filed as Exhibit 10.1 to GSI Commerce, Inc.’s Current Report on Form 8-K on February 2, 2005 and incorporated herein by reference)

10.17	+
Amendment, dated July 31, 2009, to Offer Letter, dated January 31, 2005, between GSI Commerce, Inc. and Stephen J. Gold (filed as Exhibit 10.1 to GSI Commerce, Inc.’s Current Report on Form 8-K on August 6, 2009 and incorporated herein by reference)

10.18	+
Separation Agreement, dated May 28, 2010, between GSI Commerce, Inc. and Stephen J. Gold (filed as Exhibit 10.2 to GSI Commerce, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2010 and incorporated herein by reference)

10.19	+
Offer Letter, dated March 26, 2007, between GSI Commerce, Inc. and Scott Hardy (filed as Exhibit 10.2 to GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 and incorporated herein by reference)

10.20	+
Employment Agreement, between GSI Commerce, Inc. and Christopher Saridakis, dated March 23, 2010 (filed as Exhibit 10.7 to GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2010 and incorporated herein by reference)

10.21
Amended and Restated Credit Agreement, dated as of March 24, 2010, by and among GSI Commerce Solutions, Inc., the Guarantors named therein, the Lenders named therein, PNC Bank, National Association, as administrative agent, and PNC Capital Markets LLC and Bank of America, N.A., as joint lead arrangers and joint bookrunners (filed as Exhibit 10.2 to GSI Commerce, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2010 and incorporated herein by reference)†

12.1		Statement Regarding Computation of Ratios of Earnings to Fixed Charges*
21.1		List of Subsidiaries*
23.1		Consent of Deloitte & Touche LLP*
24.1		Power of Attorney, incorporated by reference to the signature page of this Annual Report on Form 10-K
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.3		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.4		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

+	Management contract or compensatory plan or arrangement

†	Confidential treatment has been requested for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

*	Filed with Original Filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf on the date indicated by the undersigned, thereunto duly authorized.
Date: April 29, 2011

GSI COMMERCE, INC.
By:	/s/ Michael G. Rubin
Michael G Rubin
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Michael G. Rubin Michael G. Rubin	Chairman, President and Chief Executive Officer (principal executive officer)	April 29, 2011

/s/ Michael R. Conn Michael R. Conn	Executive Vice President, Finance and Chief Financial Officer (principal financial officer and principal accounting officer)	April 29, 2011

/s/ M. Jeffrey Branman M. Jeffrey Branman	Director	April 29, 2011

/s/ Michael Donahue Michael Donahue	Director	April 29, 2011

/s/ Ronald D. Fisher Ronald D. Fisher	Director	April 29, 2011

/s/ John A. Hunter John A. Hunter	Director	April 29, 2011

/s/ Joshua Kopelman Joshua Kopelman	Director	April 29, 2011

/s/ Jeffrey F. Rayport	Director	April 29, 2011
Jeffrey F. Rayport

/s/ David S. Rosenblatt David S. Rosenblatt	Director	April 29, 2011

/s/ Lawrence S. Smith Lawrence S. Smith	Director	April 29, 2011

/s/ Andrea M. Weiss Andrea M. Weiss	Director	April 29, 2011