Form 10-Q
period 2011-04-02
GSI COMMERCE INC
filed 2011-05-05
CIK 828750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 72,711,252 shares of the registrant’s common stock outstanding as of the close of business on April 27, 2011.

GSI COMMERCE, INC.
FORM 10-Q
FOR THE QUARTER ENDED APRIL 2, 2011
The Company’s fiscal year ends on the Saturday nearest the last day of December. The Company’s fiscal year ends are as follows:

References To	Refer to the Years Ended/Ending
Fiscal 2010	January 1, 2011
Fiscal 2011	December 31, 2011
Fiscal 2012	December 29, 2012
Fiscal 2013	December 28, 2013
Fiscal 2014	January 3, 2015
Fiscal 2015	January 2, 2016

INTRODUCTORY NOTE
On March 27, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with eBay Inc. (“eBay”) and Gibraltar Acquisition Corp., a wholly owned subsidiary of eBay (“Merger Sub”). Unless stated otherwise, all forward-looking information contained in this Quarterly Report on Form 10-Q does not take into account or give effect to the impact of the proposed merger. For additional details regarding the proposed merger, see:
•	Note 12, Merger Agreement with eBay, to our condensed consolidated financial statements, contained in Part I, Item I of this Quarterly Report on Form 10-Q;
•	Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in Part I, Item 2 of this Quarterly Report on Form 10-Q; and
•	Risk Factors, contained in Part II, Item 1A of this Quarterly Report on Form 10-Q.

PART I

ITEM 1:	FINANCIAL STATEMENTS
GSI COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	January 1,	April 2,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$242,146	$109,624
Accounts receivable, net	96,382	72,151
Inventory, net	62,412	92,099
Deferred tax assets	16,439	19,235
Prepaid expenses and other current assets	16,984	21,497

Total current assets	434,363	314,606

Property and equipment, net	188,829	212,282
Goodwill	318,179	494,822
Intangible assets, net	132,972	204,953
Long-term deferred tax assets	2,279	—
Other assets, net	30,540	39,283

Total assets	$1,107,162	$1,265,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$144,323	$84,387
Accrued expenses and other	197,417	154,277
Deferred revenue	23,808	28,088
Current portion — long-term debt	11,136	17,985

Total current liabilities	376,684	284,737

Convertible notes	123,391	125,107
Long-term debt	32,287	183,793
Deferred acquisition payments	1,750	4,673
Deferred tax liabilities	—	6,450
Deferred revenue and other long-term liabilities	10,017	9,300

Total liabilities	544,129	614,060

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 5,000
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 180,000 and 180,000
Issued and outstanding shares — 66,984 and 72,246	670	722
Additional paid in capital	765,857	867,195
Accumulated other comprehensive loss	(1,378)	(306)
Accumulated deficit	(202,116)	(215,725)

Total stockholders’ equity	563,033	651,886

Total liabilities and stockholders’ equity	$1,107,162	$1,265,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	April 3,	April 2,
	2010	2011

Revenues:
Net revenues from product sales	$159,275	$178,940
Service fee revenues	113,317	144,554

Net revenues	272,592	323,494

Costs and expenses:
Cost of revenues from product sales	117,474	129,100
Marketing	10,807	14,691
Account management and operations	77,694	91,284
Product development	34,317	46,587
General and administrative	24,397	46,519
Depreciation and amortization	18,761	23,165
Changes in fair value of deferred acquisition payments	2,074	—

Total costs and expenses	285,524	351,346

Loss from operations	(12,932)	(27,852)

Other (income) expense:
Interest expense	5,208	5,248
Interest income	(234)	(65)
Other (income) expense	474	(1,098)

Total other expense	5,448	4,085

Loss before income taxes and equity-method investment earnings	(18,380)	(31,937)
Benefit for income taxes	(10,255)	(17,874)
Equity-method investment earnings	—	(454)

Net loss	$(8,125)	$(13,609)

Loss per share- basic and diluted	$(0.13)	$(0.20)

Weighted average shares outstanding — basic and diluted	60,446	68,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	April 3,	April 2,
	2010	2011

Cash Flows from Operating Activities:
Net loss	$(8,125)	$(13,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,646	18,024
Amortization	4,115	5,141
Amortization of discount on convertible notes	2,809	1,716
Changes in fair value of deferred acquisition payments	2,074	—
Stock-based compensation	6,931	5,012
Foreign currency transaction losses (gains)	475	(1,006)
Equity-method investment earnings	—	(454)
Deferred income taxes	(11,191)	(18,598)
Changes in operating assets and liabilities:
Accounts receivable, net	16,420	27,221
Inventory, net	(2,621)	4,739
Prepaid expenses and other current assets	(561)	(1,114)
Other assets, net	149	(1,706)
Accounts payable and accrued expenses	(110,530)	(117,402)
Deferred revenue	238	(465)

Net cash used in operating activities	(85,171)	(92,501)

Cash Flows from Investing Activities:
Payments for acquisitions of businesses, net of cash acquired	—	(169,875)
Cash paid for property and equipment, including internal use software	(15,868)	(18,485)

Net cash used in investing activities	(15,868)	(188,360)

Cash Flows from Financing Activities:
Proceeds from long term borrowings	—	115,000
Borrowings on revolving credit loan	—	40,000
Debt issuance costs paid	(856)	(5,674)
Repayments of capital lease obligations	(1,473)	(2,832)
Repayments of mortgage note	(50)	(53)
Excess tax benefit in connection with exercise of stock options and awards	978	856
Proceeds from exercise of common stock options	6,933	448

Net cash provided by financing activities	5,532	147,745

Effect of exchange rate changes on cash and cash equivalents	(520)	594

Net decrease in cash and cash equivalents	(96,027)	(132,522)
Cash and cash equivalents, beginning of period	228,430	242,146

Cash and cash equivalents, end of period	$132,403	$109,624

Supplemental Cash Flow Information
Cash paid during the period for interest	$866	$2,483
Cash paid during the period for income taxes	602	1,555
Noncash Investing and Financing Activities:
Accrual for purchases of property and equipment	3,633	2,406
Property and equipment acquired under capital leases and financings	—	6,241
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
This quarterly report should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements presented in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2011.
NOTE 2— FAIR VALUE OF FINANCIAL AND NONFINANCIAL INSTRUMENTS
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in thousands):

Fair Value Measurements on January 1, 2011
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Assets
Cash and cash equivalents(1)	$242,146	$—	$—
Liabilities
Deferred acquisition payments(2)	$—	$—	$—

Fair Value Measurements on April 2, 2011
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Assets
Cash and cash equivalents(1)	$109,624	$—	$—
Liabilities
Deferred acquisition payments(2)	$—	$—	$—

(1)	Cash and cash equivalents consist entirely of bank deposits.

(2)	Deferred acquisition payments, a Level 3 category liability, represent the fair value of estimated acquisition payments that are contingent upon Rue La La achieving specified minimum earnings thresholds. The Company does not expect Rue La La to achieve the minimum earnings thresholds needed to trigger any of the deferred acquisition payments and has determined that the fair value of the deferred acquisition payment liability is $0.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the changes in the carrying amount of goodwill for each of the Company’s reportable segments:

	Global e-	Global
	Commerce	Marketing
	Services	Services	Consumer
	(“GeC”)	(“GMS”)	Engagement	Consolidated
January 1, 2011	$78,865	$137,733	$101,581	$318,179
Acquisitions	164,553	12,090	—	176,643

April 2, 2011	$243,418	$149,823	$101,581	$494,822

The Company’s intangible assets are as follows:

			Weighted-
	January 1,	April 2,	Average
	2011	2011	Life
Gross carrying value of intangible assets subject to amortization:
Contract based	$60,636	$72,106	2.6
Customer related	22,200	22,200	2.6
Technology	13,723	16,207	3.6
Trade name	840	1,574	1.5

	97,399	112,087	2.8
Accumulated amortization:
Contract based	(36,904)	(39,509)
Customer related	(6,649)	(8,023)
Technology	(4,962)	(5,891)
Trade name	(716)	(931)

	(49,231)	(54,354)
Net carrying value:
Contract based	23,732	32,597
Customer related	15,551	14,177
Technology	8,761	10,316
Trade name	124	643

Total intangible assets subject to amortization, net	48,168	57,733

Indefinite life intangible assets:
Trade names	84,804	147,220

Total intangible assets	$132,972	$204,953

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
Amortization expense of intangible assets was $5,123 for the three-month period ended April 2, 2011 and $4,105 for the three-month period ended April 3, 2010. Estimated future amortization expense related to intangible assets as of April 2, 2011, is as follows:

Fiscal 2011	$15,967
Fiscal 2012	16,021
Fiscal 2013	12,806
Fiscal 2014	8,599
Fiscal 2015	2,887
Thereafter	1,453

$57,733

NOTE 4—ACQUISITIONS
Fanatics
On March 15, 2011, the Company acquired 100% of the issued and outstanding capital stock of Fanatics, Inc. (“Fanatics”), in exchange for cash and shares of the Company’s common stock, including the assumption of Fanatics unvested stock options, pursuant to the terms of an Agreement and Plan of Merger dated February 9, 2011. Fanatics operates over 250 e-commerce websites and over 60 e-commerce stores for collegiate and professional sports partners and media organizations. The Company believes the combination of Fanatics and the Company will create a leader in the online licensed sports merchandise industry.
The fair value of Fanatics’ stock options assumed was determined using the Black-Scholes model. The following table summarizes the consideration paid for Fanatics:

Cash consideration	$167,974
4,768 shares of stock consideration	89,018
257 assumed stock options	1,219

Total consideration	$258,211

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The Company’s estimates and assumptions used for the allocation of the purchase price are preliminary as the process to assign fair value to the various tangible and intangible assets acquired, including goodwill, is not final and are subject to change. The excess purchase price over the book value of the net assets acquired has been recorded to goodwill. Final adjustments could result in a materially different allocation of the purchase price, which could affect the value assigned to the tangible and/or intangible assets and amount of depreciation and amortization expense recorded in the Company’s Condensed Consolidated Statements of Operations. The following table summarizes the preliminary allocation of the purchase price to the fair values of the Fanatics assets acquired and liabilities assumed, including cash acquired, as of the acquisition date:

Total current assets	$55,512
Property, plant, and equipment	18,510
Goodwill	164,553
Identifiable intangible assets:
Contract based	4,066
Trade name	60,341
Other long-term assets	1,381

Total assets acquired	304,363

Total current liabilities	(19,288)
Long-term deferred tax liabilities	(26,864)

Total liabilities assumed	(46,152)

Net assets acquired	$258,211

Fanatics’ results of operations are included on the Company’s Consolidated Statements of Operations beginning on March 16, 2011. Fanatics’ revenue and net loss for the period from March 16, 2011 to April 2, 2011 included in the Company’s Consolidated Statements of Operations is $5,358 and $438, respectively. Fanatics’ results are included in the Company’s GeC segment.
MBS
In April 2010, the Company completed the acquisition of all of the capital stock of MBS Insight, Inc. (“MBS”).
Other Acquisitions
During the first quarter of fiscal 2011, the Company made one acquisition within its GMS segment.
Unaudited Pro Forma Financial Information
The financial information in the table below summarizes the combined results of operations of the Company, MBS and Fanatics on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had actually taken place at the beginning of the periods presented and is not intended to be a projection of future results or trends.

	Three Months Ended
	April 3,	April 2,
	2010	2011
Net revenues	$302,364	$349,747
Net loss	$(11,666)	$(15,056)

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE 5—LONG-TERM DEBT AND CREDIT FACILITY
The following table summarizes the Company’s long-term debt as of:

	January 1,	April 2,
	2011	2011

Convertible notes	$123,391	$125,107
Credit facility	—	155,000
Notes payable (1)	15,989	18,773
Capital lease obligations	27,434	28,005

Total debt	166,814	326,885
Less: Current portion	(11,136)	(17,985)

Total long-term debt	$155,678	$308,900

(1)	The estimated fair market value of the notes payable approximated their carrying value as of April 2, 2011 and January 1, 2011.
The estimated fair market value of the convertible notes was $168,330 as of April 2, 2011 and $162,570 as of January 1, 2011 based on quoted market prices.
Credit Facility
On February 9, 2011, the Company entered into a new $400,000 secured credit facility (the “New Credit Facility”) with a consortium of banks that became effective on March 15, 2011, simultaneous with the completion of acquisition of Fanatics, and expires on February 9, 2016. The New Credit Facility replaced the Company’s previous $150,000 secured revolving credit facility. The New Credit Facility is comprised of a 5-year $285,000 revolving credit facility (the “Revolving Credit Facility”) and a 5-year $115,000 term loan (the “Term Loan”) with the option to increase the commitments under these facilities by up to an additional $50,000 to a total of $450,000. The New Credit Facility is secured by substantially all of the Company’s personal property and assets and contains certain affirmative and negative covenants. The terms of the New Credit Facility limit the Company’s ability to declare or pay dividends on its common stock subject to certain exceptions.
The Revolving Credit Facility provides for the issuance of up to $30,000 of letters of credit and a $25,000 sublimit for swing loan borrowings, both of which are included in the $285,000 available for borrowing under the Revolving Credit Facility. Borrowings under the New Credit Facility bear interest at the Company’s option, at either (i) a “base rate” (“Base Rate”) equal to, for any day, a fluctuating rate per annum equal to the highest of (a) the federal funds rate plus 0.5%, (b) the “prime rate” of Bank of America, N.A., as administrative agent, and (c) the London Interbank Offered Rate (“LIBOR”) for a three-month Interest Period plus 1.00%, in each case plus an applicable margin, or (ii) a rate derived from LIBOR as adjusted for statutory reserve requirements for Eurocurrency liabilities, plus an applicable margin. In either case, the applicable margin is determined by the Company’s “Leverage Ratio” (as defined in the Credit Agreement), which is the ratio of consolidated “Indebtedness” of the Company and its subsidiaries to “Consolidated Adjusted EBITDA” (as such terms are defined in the Credit Agreement). The applicable margin in the case of Base Rate term loans ranges from 1.25% to 2.50%, in the case of LIBOR term loans ranges from 2.25% to 3.50%, in the case of Base Rate revolving loans ranges from 0.90% to 2.00% and in the case of LIBOR revolving loans ranges from 1.90% to 3.00%. The revolving credit commitment (whether used or unused) under the New Credit Facility at any time is subject to a facility fee ranging from 0.35% to 0.50% based on the Company’s Leverage Ratio. The initial commitment fee is 0.375%. The Company had $40,000 of outstanding borrowings and $1,823 of outstanding letters of credit under the Revolving Credit Facility as of April 2, 2011.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The principal amount of the Term Loan is payable in aggregate quarterly installments of (i) 1.25% of $115,000, the aggregate principal amount of the Term Loan outstanding as of March 15, 2011, commencing on July 5, 2011 and ending on April 5, 2013, (ii) 2.50% of $115,000 commencing on July 5, 2013 and ending on January 5, 2016 and (iii) a final payment due on February 9, 2016, the expiration date of the New Credit Facility, equal to the total outstanding principal amount of the Term Loan, all accrued, but unpaid, interest thereon and all fees and other amounts owing under the New Credit Facility with respect thereto.
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
See Note 12, Merger Agreement with eBay, for information on litigation related to the Company’s pending merger with eBay.
Operating and Capital Commitments
The following summarizes the Company’s principal operating and capital commitments, excluding open orders for inventory purchases that support normal operations, as of April 2, 2011:

	2011	2012	2013	2014	2015	Thereafter	Total

Operating lease obligations(1)	$20,442	$27,664	$23,032	$17,211	$12,797	$17,977	$119,123
Purchase obligations and marketing commitments(1)	6,900	24,883	18,332	16,895	16,000	32,000	115,010
Client revenue share payments(1)	16,302	26,916	28,076	27,785	28,729	58,163	185,971
Debt interest(1)	8,815	8,848	8,572	6,055	3,729	308	36,327
Debt obligations	4,895	8,128	11,025	173,121	11,853	114,750	323,772
Capital lease obligations, including interest(2)	9,844	10,787	7,463	1,948	127	11	30,180
Deferred acquisition payments(3)	1,500	3,695	1,000	—	—	—	6,195

Total (4)	$68,698	$110,921	$97,500	$243,015	$73,235	$223,209	$816,578

(1)	Not required to be recorded in the Condensed Consolidated Balance Sheet as of April 2, 2011 in accordance with accounting principles generally accepted in the United States of America.

(2)	Capital lease obligations, excluding interest, are recorded in the Condensed Consolidated Balance Sheets.

(3)	The $6,195 of deferred acquisition payments in the table above represent fixed contractual future payments. The Company is also obligated to pay up to an additional $227,400 from fiscal 2011 through fiscal 2016 based on the achievement of certain financial targets by certain of its acquired companies, of which the Company has the ability to pay up to $55,800 with shares of the Company’s common stock. The Company is uncertain as to if or when such amounts may be settled; as a result, these obligations are not included in the table above.

(4)	The Company has long-term incentive plan arrangements with certain of its employees, and consultants which may obligate the Company to pay up to $60,000 based on the performance of the business for which the employee is responsible. Amounts due under these incentive plans are payable in cash and/or stock from fiscal 2012 through fiscal 2015. As payment is not probable for any of these plans and the Company is uncertain as to if or when such amounts may be settled, these obligations are not reflected in the Consolidated Balance Sheet as of January 1, 2011 and not included in the table above.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
Approximately $4,174 of unrecognized tax benefits have been recorded as liabilities as of April 2, 2011, and the Company is uncertain as to if or when such amounts may be settled; as a result, these obligations are not included in the table above. Changes to these tax contingencies that are reasonably possible in the next 12 months are not expected to be material.
NOTE 7—EQUITY AND STOCK AWARDS
The Company maintains the 2010 Equity Incentive Plan (“2010 Plan”) which provides for the grant of equity to certain employees, directors and other persons. As of April 2, 2011, 2,574 shares of common stock were available for future grants under the 2010 Plan. The equity awards granted under the 2010 Plan generally vest at various times over periods ranging up to five years and have terms of up to ten years after the date of grant, unless the optionee’s service to the Company is interrupted or terminated.
In March 2011, the Company assumed the Fanatics Equity Incentive Plan (“Fanatics Plan”) which provides for the grant of equity to certain employees of Fanatics. As of April 2, 2011, 384 shares of common stock were available for future grants under the Fanatics Plan. The equity awards granted under the Fanatics Plan generally vest at various times over periods ranging up to eight years and have terms of up to ten years after the date of grant, unless the optionee’s service to the Company is interrupted or terminated.
Stock Options and Warrants
The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used to value the stock options assumed from the acquisition of Fanatics:

	Three Months Ended
	April 3, 2010	April 2, 2011
Risk-free interest rates	N/A	1.64%
Expected lives (in years)	N/A	4.0
Dividend yield	N/A	0.00
Expected volatility	N/A	34%
The Company’s computation of implied volatility was based on the market-based implied volatility from traded options on its stock. The Company’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award was based on the U.S. Treasury yield curve in effect at the time of grant.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The following table summarizes the stock option and warrant activity for the three-month period ended April 2, 2011:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	(in thousands)	Price	Life (in years)	Value
Outstanding at January 1, 2011	1,222	$12.50
Assumed from Acquisition	257	$10.57
Exercised	(96)	$13.45
Forfeited/Cancelled	(6)	$6.70

Outstanding at April 2, 2011	1,377	$12.09	4.07	$23,746

Vested and expected to vest at April 2, 2011	1,377	$12.09	4.07	$23,746

Exercisable at April 2, 2011	1,120	$12.44	3.22	$18,920

Restricted Stock Units and Awards
The following table summarizes the restricted stock unit and restricted stock award activity for the three-month period ended April 2, 2011:

		Weighted
	Number of	Average
	Shares	Grant Date
	(in thousands)	Fair Value
Nonvested shares at January 1, 2011	3,505	$22.22
Granted	1,265	$19.50
Vested	(397)	$15.85
Forfeited/Cancelled	(134)	$18.94

Nonvested shares at April 2, 2011	4,239	$22.11

Stock-based Compensation Expense
The following table summarizes stock-based compensation expense included in the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended
	April 3,	April 2,
	2010	2011
Includes stock-based compensation as follows:
Account management and operations	$2,446	$1,789
Product development	$1,869	$1,377
General and administrative	$2,616	$1,846
In the first quarter of fiscal 2011, the Company’s Board of Directors authorized a stock repurchase program contingent upon the closing of the Fanatics acquisition which closed on March 15, 2011. Under the program, the Company is authorized to repurchase up to $50,000 of its outstanding shares of common stock from time to time through March 14, 2013. The Company did not repurchase any of its common stock during the three months ended April 2, 2011.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE 8—INCOME TAXES
The reported effective tax rate for the three months ended April 2, 2011 was 56.0%. The estimated annual effective tax rate of 60.0% was different from the actual tax rate of 56.0% primarily due to the losses in foreign operations that generate no tax benefit and therefore they are not included in the pre-tax book income calculation for the annual effective tax rate partially offset by the benefit from certain discrete items.
The reported effective tax rate for the three months ended April 3, 2010 was 55.8%. The annual effective tax rate of 65.3% was different from the actual tax rate of 55.8% primarily due to losses in certain foreign operations that generate no tax benefit and therefore are not included in the pre-tax book income calculation for the annual effective tax rate partially offset by the net benefit from certain discrete items.
NOTE 9—LOSS PER SHARE
Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the fiscal year.
The following is a summary of the securities that are issuable pursuant to equity awards or the conversion of notes that have been excluded from the calculations because the effect on net loss per share would have been anti-dilutive:

	As Of
	April 3,	April 2,
	2010	2011
Stock units and awards	4,265	4,239
Stock options and warrants	2,574	1,377
Convertible notes	8,229	5,000

	15,068	10,616

NOTE 10 — COMPREHENSIVE LOSS
Comprehensive loss is computed as net loss plus certain other items that are recorded directly to shareholders’ equity in accordance with standards of accounting for “Reporting Comprehensive Income.” Comprehensive loss is calculated as follows:

	Three Months Ended
	April 3,	April 2,
	2010	2011

Net loss	$(8,125)	$(13,609)
Other comprehensive loss:
Cumulative translation adjustment	(703)	1,072

Comprehensive loss	$(8,828)	$(12,537)

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
NOTE 11—SEGMENT INFORMATION
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
The Company manages its segments and makes financial decisions and allocates resources based on an internal management reporting process that provides segment revenue and segment profit/loss. The Company defines segment profit/loss as income/loss from operations excluding stock-based compensation, depreciation and amortization expenses, and the following expenses related to acquisitions: transaction expenses, due diligence expenses, integration expenses, non-cash inventory valuation adjustments, the cash portion of any deferred acquisition payments recorded as compensation expense, the changes in fair value of deferred acquisition payments and any impairment of goodwill and intangible assets. The Company believes this metric is an appropriate measure of evaluating the operational performance of the Company’s segments. The Company also uses this metric for planning, forecasting and analyzing future periods. However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.
The Company manages its working capital on a consolidated basis and does not allocate long-lived assets to segments. Pursuant to accounting standards for “Disclosures about Segments of an Enterprise and Related Information,” total segment assets have not been disclosed.

GSI COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
The following tables present summarized information by segment:

	Three Months Ended April 3, 2010
			Consumer	Intersegment
	GeC	GMS	Engagement	Eliminations	Consolidated
Net revenues	$201,372	$38,371	$44,454	$(11,605)	$272,592

Segment costs and expenses	192,164	29,040	45,612	(11,605)	$255,211

Segment profit (loss)	9,208	9,331	(1,158)	—	17,381
Acquisition related integration, transaction, due diligence expenses, non-cash inventory valuation adjustments, and the cash portion of deferred acquisition payments recorded as compensation expense					2,547
Depreciation and amortization					18,761
Changes in fair value of deferred acquisition payments					2,074
Stock-based compensation expense					6,931

Loss from operations					(12,932)

Interest expense					5,208
Interest income					(234)
Other expense, net					474

Loss before income taxes and equity-method investment earnings					$(18,380)

	Three Months Ended April 2, 2011
			Consumer	Intersegment
	GeC	GMS	Engagement	Eliminations	Consolidated
Net revenues	$231,768	$50,322	$57,587	$(16,183)	$323,494

Segment costs and expenses	219,404	43,365	62,142	(16,183)	$308,728

Segment profit (loss)	12,364	6,957	(4,555)	—	14,766
Acquisition related integration, transaction, due diligence expenses, non-cash inventory valuation adjustments, and the cash portion of deferred acquisition payments recorded as compensation expense					14,441
Depreciation and amortization					23,165
Changes in fair value of deferred acquisition payments					—
Stock-based compensation expense					5,012

Loss from operations					(27,852)

Interest expense					5,248
Interest income					(65)
Other income, net					(1,098)

Loss before income taxes and equity-method investment earnings					$(31,937)

The Company’s operations are substantially within the United States.

NOTE 12—MERGER AGREEMENT WITH eBAY
On March 27, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with eBay Inc. (“eBay”) and Gibraltar Acquisition Corp., a wholly owned subsidiary of eBay (“Merger Sub”).
The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly-owned subsidiary of eBay. As of the effective time of the Merger, the Merger Agreement provides that each issued and outstanding share of Company common stock (other than shares held by eBay, Merger Sub, the Company or any of their respective subsidiaries or shares held by stockholders who have properly exercised and perfected appraisal rights under Delaware law) will be canceled and converted into the right to receive $29.25 in cash, without interest (the “Merger Consideration”).
To the extent that any outstanding shares of Company common stock are unvested or subject to a repurchase option, risk of forfeiture or other contractual right as of the effective time of the Merger, such shares will be converted into Merger Consideration that will remain unvested and subject to such rights, as applicable, and need not be paid until such time as such repurchase option, risk of forfeiture or other contractual right lapses or otherwise terminates.
Each outstanding stock option of the Company, to the extent vested immediately prior to the effective time of the Merger will be converted into the right to receive cash based on the Merger Consideration and the formulas contained in the Merger Agreement. Each outstanding stock option of the Company, to the extent unvested immediately prior to the effective time of the Merger, will be converted into an option to purchase eBay common stock in an amount based on formulas contained in the Merger Agreement. Each Company restricted stock unit that is outstanding and unvested immediately prior to the effective time of the Merger will be converted into a restricted stock unit representing the right to receive the number of shares of eBay common stock based on formulas contained in the Merger Agreement.
NRG, a Delaware limited liability company wholly-owned by Michael Rubin, the Company’s Chairman, President and Chief Executive Officer, is a party to a stock purchase agreement, dated as of March 27, 2011, with eBay (the “Purchase Agreement”), pursuant to which eBay has agreed to sell all or a portion of the equity interests of certain subsidiaries of the Company to NRG immediately after the completion of the Merger on the terms and subject to the conditions set forth in the Purchase Agreement (including the condition that the Merger has been completed). In addition, NRG will enter into a secured loan agreement with the Company pursuant to which the Company, which will be an affiliate of eBay at the time the agreement is entered into, will lend NRG funds to finance a substantial portion of the purchase price for such divestiture transaction on the terms and subject to the conditions set forth in the loan agreement. The closing of the Merger is not subject to, or dependent upon, the closing of the divestiture transaction.
A preliminary proxy statement containing important information about the Company, eBay and the proposed Merger was filed with the SEC on April 18, 2011.
Litigation
Following the announcement of the Company’s proposed Merger with eBay, five putative stockholder class action complaints challenging the transaction were filed in the Delaware Court of Chancery (the “Delaware Court”) on each of March 29, 2011, April 1, 2011, April 4, 2011, April 5, 2011, and April 11, 2011, respectively, against various combinations of eBay, Merger Sub, NRG, the Company, the individual members of the Company’s board of directors, and certain of the Company’s non-director officers. Two of these complaints subsequently have been amended. The complaints generally allege, among other things, that the members of the Company’s board of directors breached their fiduciary duties owed to the Company’s public stockholders by entering into the Merger Agreement, approving the proposed Merger, failing to take steps to maximize the Company’s value to the Company’s public stockholders, and failing to make adequate disclosures; that Mr. Rubin breached his fiduciary duties owed to the Company’s public stockholders by engaging in a transaction pursuant to which eBay agreed to sell certain subsidiaries of the Company to NRG after the completion of the Merger; and that various combinations of eBay, Merger Sub, NRG, and the Company aided and abetted such breaches of fiduciary duties. In addition, the complaints allege that the transactions improperly favor eBay and Mr. Rubin and unjustly enrich certain of the defendants; and that certain provisions of the Merger Agreement unduly restrict the Company’s ability to negotiate with other potential bidders. In one of these actions, the plaintiff also purports to bring derivative claims on behalf of the Company, alleging that the individual members of the board of directors and certain non-director officers are wasting corporate assets, unjustly enriching themselves, and breaching their fiduciary duties, and that eBay and Merger Sub are aiding and abetting such breaches of fiduciary duties. The complaints generally seek, among other things, declaratory and injunctive relief concerning the alleged fiduciary breaches, injunctive relief prohibiting the defendants from consummating the proposed Merger, as well as damages and other forms of equitable relief.

Beginning on April 5, 2011, various plaintiffs in these lawsuits filed motions to consolidate the suits, to expedite the proceedings, to appoint lead plaintiff and lead counsel, and for preliminary injunction.
On April 27, 2011, the Delaware Court held a hearing on these motions. On April 29, 2011, the Delaware Court issued a letter opinion consolidating the Delaware cases, appointing lead plaintiff and lead counsel, and directing the parties to submit an order setting forth a schedule and effectuating the letter opinion. By order dated May 4, 2011, the Delaware court scheduled a hearing on the plaintiffs' motion to preliminarily enjoin the proposed merger for June 10, 2011.
On April 21, 2011, a putative stockholder class action complaint challenging the transaction was filed in the Court of Common Pleas for Montgomery County, Pennsylvania (the “Pennsylvania Court”) against eBay, Merger Sub, NRG, the Company, and the individual members of the Company’s board of directors. The complaint alleges, among other things, that the members of the Company’s board of directors breached their fiduciary duties owed to the Company’s public stockholders by entering into the Merger Agreement, approving the proposed Merger, failing to take steps to maximize the Company’s value to the Company’s public stockholders, and failing to make adequate disclosures; that Mr. Rubin breached his fiduciary duties owed to the Company’s public stockholders by engaging in a transaction pursuant to which eBay agreed to sell certain subsidiaries of the Company to NRG after the completion of the Merger; and that eBay, NRG, and the Company aided and abetted such breaches of fiduciary duties. In addition, the complaint alleges that the transactions improperly favor eBay and Mr. Rubin, and that certain provisions of the Merger Agreement unduly restrict the Company’s ability to negotiate with other potential bidders. The complaint seeks, among other things, injunctive relief prohibiting the defendants from consummating the proposed Merger, and other forms of equitable relief.
On April 21, 2011, the plaintiff also filed a motion for expedited proceedings and preliminary injunction. This motion is currently pending before the Pennsylvania Court. A hearing on the motion for expedited proceedings is scheduled for May 5, 2011.
One of the conditions to the closing of the Merger is that no restraining order, injunction, or ruling by a court or other governmental entity shall be in effect that prevents the consummation of the Merger or that makes the consummation of the Merger illegal. As such, while the defendants believe the actions described above are without merit and intend to defend against them vigorously, if the plaintiffs in any of the actions are successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed-upon terms, then such injunction may prevent the Merger from becoming effective, or from becoming effective within the expected timeframe. While these cases are in their early stages, the Company believes that the claims asserted therein are without merit and intends to contest the lawsuits vigorously.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
All statements made in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements, as defined under federal securities law. The words “look forward to,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “could,” “guidance,” “potential,” “opportunity,” “continue,” “project,” “forecast,” “confident,” “prospects,” “schedule,” “designed,” “future” “discussions,” “if” and similar expressions typically are used to identify forward-looking statements. Forward-looking statements are based on the then-current expectations, beliefs, assumptions, estimates and forecasts about our business. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results include the effects of changes in the economy, consumer spending, the financial markets and the industries in which we and our clients operate; changes affecting the Internet e-commerce and marketing service, our ability to develop and maintain relationships with clients and suppliers and the timing of our establishment, extension or termination of our relationships with clients; our ability to timely and successfully develop, maintain and protect our technology, confidential and proprietary information, and to timely and successfully enhance, develop and maintain our product and service offerings; our ability to execute operationally to attract and retain qualified personnel, to successfully integrate our recent acquisitions of other businesses, including Fanatics, Inc. (“Fanatics”); and the performance of acquired businesses, including Fanatics. More information about potential factors that could affect us is described in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, filed with the SEC on March 1, 2011(the “2010 Form 10-K”). We expressly disclaim any intent or obligation to update these forward-looking statements.
Executive Overview
First Quarter of Fiscal 2011 Financial Results Compared to the First Quarter of Fiscal 2010, and Significant Events:
•	On March 27, 2011, we entered into an agreement to be acquired by eBay Inc. (“eBay”) for $29.25 per share. We expect the acquisition to close in the third quarter of fiscal 2011. Expenses of $7.3 million related to this transaction are included in our loss from operations for the first quarter of fiscal 2011. For more information regarding this acquisition, see Item 1 of Part I, Financial Statements, Note 12, Merger Agreement with eBay.
•	On March 15, 2011 we acquired Fanatics, Inc. (“Fanatics”), an online retailer of licensed sports merchandise for approximately $258 million, including $168 million of cash and 5.0 million shares of our common stock, including assumed unvested options, valued at $90 million.
•	We entered into a new $400 million credit agreement (“the New Credit Facility”) that closed simultaneously with the closing of the Fanatics acquisition. The New Credit Facility replaced our $150 million credit facility and includes a $285 million revolving line of credit and a $115 million term loan, with the option to increase the commitments under these facilities by up to an additional $50 million to a total of $450 million.
•	On March 15, 2011, we commenced a share buy-back program, which was previously approved by our Board of Directors, of up to an aggregate of $50 million during the period from March 15, 2011 to March 15, 2013. Shares of our common stock may be repurchased from time to time at prevailing prices in the open market, including pursuant to Rule 10b5-1 trading plans. During the period beginning on March 15, 2011 and ending on April 2, 2011, no shares were repurchased by the Company.
•	Net revenues increased by $50.9 million, or 19%, net revenues from product sales increased by $19.6 million, or 12%, and service fee revenues increased $31.3 million, or 28%.
•	Loss from operations was $27.9 million compared to a loss of $12.9 million.
•	Net loss was $13.6 million including a benefit for income taxes of $17.9 million, compared to a net loss of $8.1 million including a benefit for income taxes of $10.3 million.

Consolidated Results (amounts in tables in millions):
Total Net Revenues, Costs and Expenses and Loss from Operations

	First Quarter
	Fiscal	% of Net	Fiscal	% of Net	Increase/
	2010	Revenues	2011	Revenues	(Decrease)	% Change

Revenues:
Net revenues from product sales	$159.3	58%	$178.9	55%	$19.6	12%
Service fee revenues	113.3	42%	144.6	45%	31.3	28%

Total net revenues	272.6	100%	323.5	100%	50.9	19%

Costs and expenses:
Cost of revenues from product sales	117.5	43%	129.1	40%	11.6	10%
Marketing	10.8	4%	14.7	5%	3.9	36%
Account management and operations	77.7	29%	91.3	28%	13.6	18%
Product development	34.3	13%	46.6	14%	12.3	36%
General and administrative	24.4	9%	46.5	14%	22.1	91%
Depreciation and amortization	18.7	7%	23.2	7%	4.5	24%
Changes in fair value of deferred acquisition payments	2.1	1%	—	0%	(2.1)

Total costs and expenses	285.5	105%	351.4	109%	65.9	23%

Income loss from operations	$(12.9)	(5%)	$(27.9)	(9%)	$(15.0)	116%

Net Revenues from Product Sales
The increase in net revenues from product sales in the first quarter of fiscal 2011 was primarily driven by the growth of RueLaLa, Inc. (“Rue La La”) in the Consumer Engagement segment, the acquisition of Fanatics in March 2011, and higher shipping revenue due to increased volume of unit shipments in the Global e-Commerce Services (“GeC”) segment.
Service Fee Revenues
The increase in service fee revenues in the first quarter of fiscal 2011 was primarily driven by growth in the GeC and Global Marketing Services (“GMS”) segments. The revenue growth in both segments was driven by increased revenue from existing clients, the addition of new clients as well as from the impact of companies acquired in the past twelve months.
Costs and Expenses
Cost of Revenues from Product Sales

	First Quarter
	Fiscal 2010	Fiscal 2011
Cost of revenues from product sales	$117.5	$129.1
As a percentage of net revenues from product sales	74%	72%
The increase in cost of revenues from product sales in the first quarter of fiscal 2011 was driven by increased net revenues from product sales in the Consumer Engagement and GeC segments including the acquisition of Fanatics in March 2011. Cost of revenue from product sales as a percentage of net revenues from product sales decreased as a result of a favorable mix of product sales from higher margin webstores.
Marketing
The absolute dollar increase in marketing expenses was driven by the increase in net revenues from product sales in the GeC segment, including the acquisition of Fanatics, an increase in the GMS segment due to companies acquired in the past twelve months, and the Consumer Engagement segment. As a percentage of net revenues from product sales, marketing expenses increased from 7% in the first quarter of fiscal 2010 to 8% in the first quarter of fiscal 2011 primarily due to the acquisition of Fanatics.

Account Management and Operations
The absolute dollar increase in account management and operations expenses was driven primarily by increased payroll, professional fees and related personnel expenses in each of our segments as well as increased fulfillment, customer care and credit card fees in the GeC and Consumer Engagement segments driven by increased order and shipment volume in the GeC segment and the growth in the Consumer Engagement segment.
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
General and Administrative
The absolute dollar increase in general and administrative expenses was primarily driven by $10.5 million of due diligence and transaction related expenses for the Fanatics acquisition and the pending eBay Merger and $3.2 million of earnout expenses related to the acquisition of Fetchback, Inc. The remaining increase was driven by increased payroll and related expenses and professional fees in each of our segments including expenses from the companies acquired in the past twelve months. Acquisition related due diligence, transaction and integration expenses were $2.5 million in the first quarter of fiscal 2010.
Depreciation and Amortization
Depreciation expense increased by $3.4 million for the first quarter of fiscal 2011 primarily due to an increase in capital expenditures in the GeC segment as well as depreciation on assets from companies acquired in the past twelve months. Amortization expense increased by $1.1 million for the first quarter of fiscal 2011 due to the intangible asset amortization related to the companies acquired in fiscal 2010 and fiscal 2011.
Changes in Fair Value of Deferred Acquisition Payments
The decrease in the fair value of deferred acquisition payments was due to a revision in the fourth quarter of fiscal 2010 of our estimate of the amount of deferred acquisition payments that will be paid to the former shareholders of Rue La La based on Rue La La’s financial performance in fiscal 2010 and revised financial projections for fiscal years 2011 and 2012. Based on these revised estimates, we do not expect Rue La La to achieve the minimum earnings thresholds needed to trigger any of the deferred acquisition payments and have determined that the fair value of the deferred acquisition payment liability is $0 as of the end of the first quarter of fiscal 2011.
Other (Income) Expense

	First Quarter
	Fiscal 2010	Fiscal 2011	Change
Interest expense	$5.2	$5.3	$0.1
Interest income	(0.3)	(0.1)	0.2
Other (income) expense	0.5	(1.1)	(1.6)

Total other expense	$5.4	$4.1	$(1.3)

Other (income) expense is primarily comprised of foreign currency exchange gains and losses on transactions denominated in currencies other than the functional currency. The foreign currency exchange loss in fiscal 2010 was primarily due to the strengthening of the U.S. Dollar against the Euro and British Pound. The foreign currency exchange gain in fiscal 2011 was primarily due to the weakening of the U.S. Dollar against the Euro and British Pound.
Income Taxes
We recorded a benefit of $17.9 million in the first quarter of fiscal 2011. Our tax provision for the first quarter of fiscal 2011 was determined using an estimate of our annual effective tax rate of 60.0 % for fiscal 2011 plus any discrete items that effect taxes that occur during the quarter. The effective tax rate of 56.0% was higher than the 35% federal statutory tax rate primarily due to non-deductible permanent book to tax differences. Estimated annual losses from certain international operations yield no tax benefit and were removed from the calculation of the annual effective tax rate. We do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries since it intends to invest such undistributed earnings indefinitely outside of the U.S.

Segment Results

	First Quarter
	Fiscal 2010	Fiscal 2011	$ Change	% Change
GeC:
Net revenues	$201.4	$231.8	$30.4	15%
Segment profit(1)	$9.2	$12.4	$3.2	35%

GMS:
Net revenues	$38.4	$50.3	$11.9	31%
Segment profit(1)	$9.3	$7.0	$(2.3)	-25%

Consumer engagement:
Net revenues	$44.4	$57.6	$13.2	30%
Segment profit (loss)(1)	$(1.1)	$(4.6)	$(3.5)	-318%

Segment Margins:
GeC	4.6%	5.3%
GMS	24.2%	13.9%
Consumer engagement	(2.5%)	(8.0%)

(1)	Segment profit (loss) equals net revenues less costs and expenses excluding stock-based compensation expense, depreciation and amortization expenses, and the following expenses related to acquisitions: transaction expenses, due diligence expenses, integration expenses, non-cash inventory valuation adjustments, the cash portion of any deferred acquisition payments recorded as compensation expense, changes in fair value of deferred acquisition payments, and impairment any of goodwill and intangible assets.
GeC Segment:
Net revenues increased 15% in the first quarter of fiscal 2011. The increase in net revenues was driven by an increase in revenue from clients that operated for the entirely of both periods, an increase in shipping revenue due to increased unit shipments, and the acquisition of Fanatics.
Segment profit increased $3.2 million or 35% in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 and segment operating margins increased to 5.3% in the first quarter of fiscal 2011 versus 4.6% in the first quarter of fiscal 2010. The increase in segment operating margins was driven primarily by service fee revenues comprising a larger percentage of total net revenues as service fee revenue has no associated cost of revenue or marketing expenses. If the National Football League work stoppage is not settled prior to the scheduled start of the 2011 football season, revenues for the remainder of fiscal 2011 from the www.nflshop.com website that we manage could be adversely impacted compared to the same period in fiscal 2010.
GMS Segment:
Net revenues increased 31% in the first quarter of fiscal 2011. The increase is primarily driven by revenue from companies acquired in the fiscal 2010 and the first quarter of fiscal 2011.
Segment profit decreased $2.3 million or 25% in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. Segment operating margins decreased from 24.2% to 13.9% in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. The decrease in segment profit was primarily driven by an unfavorable mix of revenue from lower margin services, and expenses associated with hiring an executive management team for the segment.

Consumer Engagement Segment:
Net revenues increased $13.2 million in the first quarter of fiscal 2011. The increase is primarily driven by Rue La La which accounted for substantially all of the segment revenues. Segment profit decreased $3.5 million due to Rue La La and ShopRunner, Inc (“ShopRunner”). Although Rue La La’s revenue grew significantly in the first quarter of fiscal 2011, we continued to invest in the business to support expected continued growth throughout fiscal 2011. ShopRunner’s segment profit also decreased as we continue to invest in the business. Shoprunner began operations in late fiscal 2009 but did not begin to generate any revenue until the fourth quarter of fiscal 2010.
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
Liquidity and Capital Resources

	As of
	January 1,	April 2,
	2011	2011
	(in millions)
Cash and cash equivalents	$242.1	$109.6
Percentage of total assets	22%	9%
As of April 2, 2011 and January 1, 2011, our cash and cash equivalents was comprised entirely of bank deposits.
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
Sources of Cash
Our principal sources of liquidity in the first three months of fiscal 2011 were our cash and cash equivalents balances and $155 million of borrowings on our New Credit Facility.
As of April 2, 2011 we had $155 million of borrowings under our New Credit Facility. We did not have any borrowings under our former credit facility as of January 1, 2011. The New Credit Facility contains financial and restrictive covenants that limit our ability to engage in activities that may be in our long term best interests. We do not believe the financial covenants will limit our ability to utilize the entire borrowing availability in fiscal 2011, if necessary.
Uses of Cash
We used $92.5 million and $85.2 million of cash to fund operating activities in the first three months of fiscal 2011 and fiscal 2010, respectively. Our operating cash flows result primarily from cash received from our customers and clients offset by cash payments we make for products and services, employee compensation (less amounts capitalized related to internal use software that are reflected as cash used in investing activities), payment processing and related transaction costs, and operating leases. Changes to our operating cash flows have historically been driven primarily by changes in operating income (excluding changes in non-cash items such as depreciation, amortization and stock-based compensation) and changes to the components of working capital, including changes to accounts receivable, accounts payable, accrued expenses and deferred revenue.

We used $169.9 million in cash for acquisitions in the first three months of fiscal 2011, which included the acquisition of Fanatics. We are obligated to pay up to an additional $227.4 million in earnout payments through 2016 based on the achievement of certain performance targets by certain of our acquired companies, of which we have the ability to pay up to $55.8 million with shares of our common stock.
Our capital expenditures totaled $18.5 million and $15.9 million in the first three months of fiscal 2011 and fiscal 2010, respectively. Our capital expenditures have generally comprised purchases of computer hardware and software, internally developed software, and furniture and fixtures.
See Item 1 of Part I, Financial Statements, Note 6, Commitments and Contingencies, for additional discussion of our principal contractual commitments.
Outlook
We expect to generate positive cash flow from operations in fiscal 2011, all of which we expect to be generated in our fourth fiscal quarter. We believe that our cash flow from operating activities, cash and cash equivalents balances, and borrowing availability under our New Credit Facility will be sufficient to meet our anticipated operating cash needs, including any deferred acquisition payments, for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty.
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
Critical Accounting Policies
The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect our assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates under different conditions. For a full description of our critical accounting policies, see Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2010 Form 10-K.
Recent Accounting Pronouncements
There were no new accounting pronouncements that could have an effect on us.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no significant changes in market risks for the fiscal quarter ended April 2, 2011. See the information set forth in Part II, Item 7A of the Company’s 2010 Form 10-K.

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

Changes in internal control over financial reporting. We monitor and evaluate on an ongoing basis our internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, we modify and refine our internal processes and controls as conditions warrant. As required by Rule 13a-15(d), our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended April 2, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fiscal quarter ended April 2, 2011.
PART II — OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS.
See Item 1 of Part I, “Financial Statements — Note 6, Commitments and Contingencies and Note 12, Merger Agreement with eBay.”

ITEM 1A:	RISK FACTORS.
In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our 2010 Form 10-K in evaluating our business, financial position, future results, and prospects. The information presented below updates and supplements those risk factors for events, changes and developments since the filing of the 2010 Form 10-K and should be read in conjunction with the risks and other information contained in the 2010 Form 10-K. The risks described in our 2010 Form 10-K, as updated below, are not the only risks we face. Additional risks that we do not presently know or that we currently believe are not material could also materially adversely affect our business, financial position, future results and prospects.
Failure to complete the merger with eBay (“Merger”) could negatively impact the market price of GSI common stock.
If the Merger is not completed for any reason, GSI will be subject to a number of material risks, including the following:
•	the market price of GSI’s common stock may decline;
•	costs relating to the Merger, such as legal, accounting and financial advisory fees, and, in specified circumstances, termination fees, must be paid by GSI, even if the Merger is not completed; and
•	the diversion of management’s attention from the day-to-day business of GSI, the potential disruption to its employees and its relationships with customers, suppliers and distributors and potential diversion from certain aspects of its previously announced capital expenditure program may make it difficult for GSI to regain its financial and market positions.
If the Merger is not adopted by our stockholders, GSI, eBay and Merger Sub will not be permitted under Delaware law to complete the Merger, and each of GSI, eBay and Merger Sub will have the right to terminate the Merger Agreement. Upon such termination, GSI may be required to pay eBay a termination fee.
Further, if the Merger is terminated and our Board of Directors seeks another merger or business combination, stockholders cannot be certain that we will be able to find a party willing to pay an equivalent or better price than the price to be paid in the proposed Merger.
Uncertainties associated with the Merger may cause GSI to lose key personnel.
Our current and prospective employees may be uncertain about their future roles and relationships with GSI following the completion of the Merger. This uncertainty may adversely affect our ability to attract and retain key management and personnel.

GSI’s executive officers and directors have certain interests in the Merger different from other stockholders that may have influenced them to approve the Merger Agreement and Merger and recommend the adoption of the Merger Agreement.
GSI’s directors and executive officers have interests in the transaction that are different from, and in addition to, the interests of GSI stockholders generally, including with respect to employment, indemnification, stock options, restricted stock units and other arrangements, which may present a potential conflict of interest. Our Board of Directors, and the executive officers in making recommendations to the our Board of Directors relating to the Merger, was aware of these interests and considered that these interests may be different from, and in addition to, the interests of our stockholders generally, among other matters, in approving the Merger Agreement and the Merger, and in determining to recommend that our stockholders vote for adoption of the Merger Agreement.
GSI will no longer exist as an independent public company following the Merger and GSI’s stockholders will forego any increase in our value.
If the Merger is completed, GSI will be a subsidiary of eBay and will no longer be a publicly held corporation, and our stockholders will forego any increase in our value that might have otherwise resulted from our possible growth

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Pursuant to the terms of a Consulting Agreement dated April 22, 2009 between Arimor, LLC (“Arimor”) and GSI Commerce Solutions, Inc., the Company agreed to issue to Arimor shares of the Company’s common stock as a fee for consulting services provided by Arimor. In the fiscal quarter ended April 2, 2011, the Company issued an aggregate of 8,660 shares of common stock to Arimor (“Arimor Shares”) pursuant to such agreement.
The issuance of the Arimor Shares was completed in accordance with Section 4(2) of the Securities Act of 1933, as amended, in offerings without any public offering or distribution. The Arimor Shares are restricted securities and include appropriate restrictive legends.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES.
None

ITEM 4:	[Reserved]
ITEM 5: OTHER INFORMATION.
None

ITEM 6:	EXHIBITS.

Exhibit
Number	Description

2.1
Agreement and Plan of Merger, dated as of February 9, 2011, by and among GSI Commerce, Inc., Gator Acquisition Corp., Gator Acquisition LLC, Fanatics, Inc., the stockholders of Fanatics, Inc. named therein, those persons listed on Annex II thereto and Insight Venture Partners, LLC (as Stockholders’ Representative). The schedules and exhibits to the merger agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. GSI agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedule or exhibit. (filed as Exhibit 2.1 to GSI Commerce, Inc.’s Current Report on Form 8-K/A filed on February 15, 2011 and incorporated herein by reference)†

2.2
Agreement and Plan of Merger, dated as of March 27, 2011, by and among eBay Inc., Gibraltar Acquisition Corp. and GSI Commerce, Inc. The schedules and exhibits to the merger agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedule or exhibit. (filed as Exhibit 2.1 to GSI Commerce, Inc.’s Current Report on Form 8-K filed on March 28, 2011 and incorporated herein by reference)†

4.1
Amendment to Rights Agreement, dated as of March 27, 2011, between GSI Commerce, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as Exhibit 4.1 to GSI Commerce, Inc.’s Current Report on Form 8-K filed on March 28, 2011 and incorporated herein by reference)

Exhibit
Number		Description

10.1
Credit Agreement, dated as of February 9, 2011, by and among GSI Commerce, Inc. and GSI Commerce Solutions, Inc., as borrowers, the guarantors party thereto, Bank of America, N.A., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc., PNC Capital Markets LLC, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and joint bookrunners, and the other financial institutions party thereto (filed as Exhibit 10.1 to GSI Commerce, Inc.’s Current Report on Form 8-K filed on February 9, 2011 and incorporated herein by reference)

10.2
Stock Transfer Restriction and Registration Agreement, dated as of March 15, 2011, by and among GSI Commerce, Inc., Insight Venture Partners V, L.P., Insight Venture Partners (Cayman) V, L.P., Insight Venture Partners V (Employee Co-Investors), L.P., Insight Venture Partners VI, L.P., Insight Venture Partners (Cayman) VI, L.P., Insight Venture Partners VI (Co-Investors), L.P., Alan S. Trager, Trustee of Alan S. Trager Revocable Trust u/a/d 1/2/08, Mitchell Trager, Trustee of Mitchell Trager Revocable Trust u/a/d 1/7/08, Brent L. Trager, Trustee of Brent L. Trager Revocable Trust u/a/d 7/1/08, Jason Trager and David Trager, Co-Trustees of David Remainder Trust u/a/d 5/1/07, Jason Trager and David Trager, Co-Trustees of Jason Remainder Trust u/a/d 5/1/07, Jason Trager and David Trager, Co-Trustees of Brandon Remainder Trust u/a/d 5/1/07, Brent L. Trager and Sheri Weiss, Co-Trustees of Sheri Remainder Trust u/a/d 5/1/07, Brent L. Trager and Erica Leibo, Co-Trustees of Erica Remainder Trust u/a/d 5/1/07 and Mitchell Trager, Trustee of Brent L. Trager Remainder Trust u/a/d 5/1/07 (filed as Exhibit 10.1 to GSI Commerce, Inc.’s Current Report on Form 8-K filed on March 15, 2011 and incorporated herein by reference)

10.3	+	Form of Restricted Stock Unit Award Grant for Michael R. Conn (filed as Exhibit 10.1 to GSI Commerce, Inc.’s Current Report on Form 8-K filed on March 28, 2011 and incorporated herein by reference)
10.4	+
Form of Transaction Incentive Agreement for Christopher Saridakis, Damon Mintzer and J. Scott Hardy (filed as Exhibit 10.2 to GSI Commerce, Inc.’s Current Report on Form 8-K filed on March 28, 2011 and incorporated herein by reference)

10.5	+	Form of Transaction Incentive Agreement for Michael R. Conn (filed as Exhibit 10.3 to GSI Commerce, Inc.’s Current Report on Form 8-K filed on March 28, 2011 and incorporated herein by reference)
10.6	+
Form of Voting and Support Agreement entered into between eBay Inc. and Michael G. Rubin (filed as Exhibit 99.1 to GSI Commerce, Inc.’s Current Report on Form 8-K filed on March 28, 2011 and incorporated herein by reference)

10.7	+	Football Fanatics, Inc. 2008 Equity Incentive Plan, as amended, including form of Stock Option Grant Agreement
10.8
Amendment No 1 dated as of March 14, 2011, to the Credit Agreement dated as of February 9, 2011, among GSI Commerce, Inc., and GSI Commerce Solutions, Inc., as borrowers, each of the guarantors party thereto, the lenders from time to time party thereto and Bank Of America, N.A., as Administrative Agent, Swing Loan Lender and as Issuing Lender.

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
99.1
Form of Voting and Support Agreement entered into between eBay Inc. and the following directors and officers of GSI Commerce, Inc.: M. Jeffrey Branman, Michael J. Donahue, Ronald D. Fisher, John A. Hunter, Josh Kopelman, Mark S. Menell, Jeffrey F. Rayport, David Rosenblatt, Lawrence S. Smith, Andrea M. Weiss, Michael R. Conn, James Flanagan, J. Scott Hardy, Damon Mintzer and Christopher Saridakis (filed as Exhibit 99.2 to GSI Commerce, Inc.’s Current Report on Form 8-K filed on March 28, 2011 and incorporated herein by reference)

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
Date: May 5, 2011

GSI COMMERCE, INC.
By:	/s/ MICHAEL G. RUBIN
Michael G. Rubin
Chairman, President and Chief Executive Officer

By:	/s/ MICHAEL R. CONN
Michael R. Conn
Executive Vice President, Finance and Chief Financial Officer (principal financial officer & principal accounting officer)